Form 10-Q
period 2009-06-30
WELLS FARGO & CO/MN
filed 2009-08-07
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 31, 2009
Common stock, $1-2/3 par value	4,671,609,008

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA (1)(2)

	Quarter ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in millions, except per share amounts)	2009	2009	2008	2009	2008

For the Period
Wells Fargo net income	$3,172	3,045	1,753	6,217	3,752
Wells Fargo net income applicable to common stock	2,575	2,384	1,753	4,959	3,752
Diluted earnings per common share	0.57	0.56	0.53	1.13	1.13
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.00%	0.96	1.19	0.98	1.29
Net income to average assets	1.02	0.97	1.20	1.00	1.30
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	13.70	14.49	14.58	14.07	15.71
Net income to average total equity	11.56	11.97	14.62	11.76	15.77
Efficiency ratio (3)	56.4	56.2	51.0	56.3	51.2
Total revenue	$22,507	21,017	11,460	43,524	22,023
Pre-tax pre-provision profit (4)	9,810	9,199	5,615	19,009	10,736
Dividends declared per common share	0.05	0.34	0.31	0.39	0.62
Average common shares outstanding	4,483.1	4,247.4	3,309.8	4,365.9	3,306.1
Diluted average common shares outstanding	4,501.6	4,249.3	3,321.4	4,375.1	3,319.6
Average loans	$833,945	855,591	391,545	844,708	387,732
Average assets	1,274,926	1,289,716	594,749	1,282,280	584,871
Average core deposits (5)	765,697	753,928	318,377	759,845	317,827
Average retail core deposits (6)	596,648	590,502	230,365	593,592	229,315
Net interest margin	4.30%	4.16	4.92	4.23	4.81
At Period End
Securities available for sale	$206,795	178,468	91,331	206,795	91,331
Loans	821,614	843,579	399,237	821,614	399,237
Allowance for loan losses	23,035	22,281	7,375	23,035	7,375
Goodwill	24,619	23,825	13,191	24,619	13,191
Assets	1,284,176	1,285,891	609,074	1,284,176	609,074
Core deposits (5)	761,122	756,183	310,410	761,122	310,410
Wells Fargo stockholders’ equity	114,623	100,295	47,964	114,623	47,964
Total equity	121,382	107,057	48,265	121,382	48,265
Tier 1 capital (7)	102,721	88,977	42,471	102,721	42,471
Total capital (7)	144,984	131,820	57,909	144,984	57,909

Capital ratios:
Wells Fargo common stockholders’ equity to assets	6.51%	5.40	7.87	6.51	7.87
Total equity to assets	9.45	8.33	7.92	9.45	7.92
Average Wells Fargo common stockholders’ equity to average assets	5.92	5.17	8.13	5.54	8.21
Average total equity to average assets	8.85	8.11	8.18	8.48	8.26
Risk-based capital (7)
Tier 1 capital	9.80	8.30	8.24	9.80	8.24
Total capital	13.84	12.30	11.23	13.84	11.23
Tier 1 leverage (7)	8.32	7.09	7.35	8.32	7.35

Book value per common share	$17.91	16.28	14.48	17.91	14.48
Team members (active, full-time equivalent)	269,900	272,800	160,500	269,900	160,500
Common stock price:
High	$28.45	30.47	32.40	30.47	34.56
Low	13.65	7.80	23.46	7.80	23.46
Period end	24.26	14.24	23.75	24.26	23.75

(1)	Wells Fargo & Company (Wells Fargo) acquired Wachovia Corporation (Wachovia) on December 31, 2008. Because the acquisition was completed on December 31, 2008, Wachovia’s results are included in the income statement, average balances and related metrics beginning in 2009. Wachovia’s assets and liabilities are included in the consolidated balance sheet beginning on December 31, 2008.

(2)	On January 1, 2009, we adopted Statement of Financial Accounting Standards (FAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 , on a retrospective basis for disclosure and, accordingly, prior period information reflects the adoption. FAS 160 requires that noncontrolling interests be reported as a component of total equity.

(3)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(4)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle. Federal banking regulators used a similar measure, pre-provision net revenue, in connection with the Supervisory Capital Assessment Program (SCAP) “stress test” to assess the capital adequacy of certain financial institutions. Under the SCAP guidelines, pre-provision net revenue is PTPP adjusted for certain items.

(5)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).

(6)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.

(7)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

This Report on Form 10-Q for the quarter ended June 30, 2009, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (First Quarter 2009 Form 10-Q), and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $1.3 trillion diversified financial services company providing banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage and consumer finance through banking stores, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia (D.C.) and in other countries. We ranked fourth in assets and second in the market value of our common stock among our peers at June 30, 2009. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. When we refer to “legacy Wells Fargo,” we mean Wells Fargo excluding Wachovia Corporation (Wachovia).
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy, diversified business model and the breadth of our geographic reach facilitate growth in both strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us, gain new customers in our extended markets, and increase market share in many businesses. We continued to earn more of our customers’ business in 2009 in both our retail and commercial banking businesses and in our equally customer-centric securities brokerage and investment banking businesses.
Wells Fargo net income was a record $3.2 billion in second quarter 2009, with net income applicable to common stock of $2.6 billion. Diluted earnings per common share were $0.57, after a $700 million credit reserve build ($0.10 per common share), a Federal Deposit Insurance Corporation (FDIC) special assessment of $565 million ($0.08 per common share) and merger-related and restructuring expenses of $244 million ($0.03 per common share).
On December 31, 2008, Wells Fargo acquired Wachovia. Because the acquisition was completed at the end of 2008, Wachovia’s results are included in the income statement, average balances and related metrics beginning in 2009. Wachovia’s assets and liabilities are included, at fair value, in the consolidated balance sheet beginning on December 31, 2008, but not in 2008 averages.
On January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, on a retrospective basis for disclosure and, accordingly, prior period information reflects the adoption. FAS 160 requires that noncontrolling interests be reported as a component of total equity. In addition, FAS 160 requires that the consolidated income statement disclose amounts attributable to both Wells Fargo interests and the noncontrolling interests.

Despite the continuing turmoil in the credit markets, Wells Fargo remains one of the largest providers of credit to the U.S. economy. We have extended more than $471 billion of loans to creditworthy customers since October 2008, including $206 billion in new loan commitments and originations this quarter. The fundamentals of our time-tested business model are as sound as ever. Our cross-sell at legacy Wells Fargo set records for the tenth consecutive year — an average of 5.84 Wells Fargo products for retail banking households and an average of 6.4 products for wholesale and commercial customers. One of every four of our legacy Wells Fargo retail banking households has eight or more Wells Fargo products and our average middle-market commercial banking customer has almost eight products. We believe there is potentially significant opportunity for growth as we increase the Wachovia retail bank household cross-sell. For example, while Wachovia has a similar number of retail banking stores and about 10 million retail bank households, Wachovia’s retail bank household cross-sell of Wachovia products is currently 4.55 compared with legacy Wells Fargo retail bank cross-sell of Wells Fargo products of 5.84. Business banking household cross-sell offers another potential opportunity for growth, with a cross-sell of 3.69 products at legacy Wells Fargo. Our goal is eight products per customer, which is approximately half of our estimate of potential demand.
We continue to experience strong deposit growth, with average checking and savings deposits up 20% (annualized) from first quarter 2009, which contributed to the improvement in our net interest margin to 4.30% and provided increased funding diversity and stability. In addition to macro-economic factors such as money supply growth and higher consumer savings rates that are driving deposit growth industry-wide, we continue to see strong core deposit growth across all customer segments as we gain new customers, deepen our market penetration and expand relationships with existing customers. Average core deposits were $765.7 billion for second quarter 2009, up from $753.9 billion for first quarter 2009.
We took many actions to further strengthen our balance sheet, including building the allowance for credit losses to $23.5 billion, increasing Tier 1 common equity to $47.1 billion, or 4.49% of risk-weighted assets, and building Tier 1 capital to 9.80% of risk-weighted assets. While the Supervisory Capital Assessment Program (SCAP) will not be completed until after the end of the third quarter, we have already generated $14.2 billion from market and internal sources toward the $13.7 billion capital buffer required by the Federal Reserve. We expect to internally generate additional capital in third quarter 2009. See the “Capital Management” section in this Report for more information.
We are seeing some signs of moderation in the growth of consumer and small business credit losses, largely due to our efforts over the last two years to modify and restructure loans for our customers, our successful efforts to reduce high risk loan portfolios and the purchase accounting write-downs we have already taken in Wachovia’s loan portfolios. The Wachovia integration remains on schedule, with business and revenue synergies already exceeding our expectations. We are on track to realize annual run-rate savings of $5 billion upon completion of the Wachovia integration. We further expect additional efficiency initiatives to lower expenses over the rest of 2009.
We have stated in the past that to consistently grow over the long term, successful companies must invest in their core businesses and maintain strong balance sheets. In second quarter 2009, we opened 12 banking stores throughout the combined company for a retail network total of 6,668 stores. Conversion of Wachovia stores to the Wells Fargo platform is scheduled to begin later this year.
We believe it is important to maintain a well-controlled environment as we integrate the Wachovia businesses and grow the combined company. We manage our credit risk by setting what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our loan portfolio. We manage the interest rate and market risks inherent in our asset and liability balances within prudent ranges, while ensuring adequate liquidity and funding. We maintain strong capital levels to facilitate future growth.

Wachovia Merger
On December 31, 2008, Wells Fargo acquired Wachovia, one of the nation’s largest diversified financial services companies. Wachovia’s assets and liabilities were included in the December 31, 2008, consolidated balance sheet at their respective fair values on the acquisition date. Because the acquisition was completed on December 31, 2008, Wachovia’s results of operations were not included in our 2008 income statement. Beginning in 2009, our consolidated results and associated metrics, as well as our consolidated average balances, include Wachovia. The Wachovia acquisition was material to us, and the inclusion of results from Wachovia’s businesses in our 2009 financial statements is a material factor in the changes in our results compared with prior year periods.
Because the transaction closed on the last day of the annual reporting period, certain fair value purchase accounting adjustments were based on preliminary data as of an interim period with estimates through year end. We have validated and, where necessary, refined our December 31, 2008, fair value estimates and other purchase accounting adjustments. The impact of these refinements was recorded as an adjustment to goodwill in the first half of 2009. Based on the purchase price of $23.1 billion and the $12.4 billion fair value of net assets acquired, inclusive of refinements identified in the first half of 2009, the transaction resulted in goodwill of $10.7 billion.
The more significant fair value adjustments in our purchase accounting for the Wachovia acquisition were to loans. As of December 31, 2008, certain of the loans acquired from Wachovia had evidence of credit deterioration since origination, and it was probable that we would not collect all contractually required principal and interest payments. Such loans identified at the time of the acquisition are accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses.
Loans subject to SOP 03-3 were written down to an amount estimated to be collectible. Accordingly, such loans are not classified as nonaccrual, even though they may be contractually past due, because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of our purchase accounting). Loans subject to SOP 03-3 are also not included in the disclosure of loans 90 days or more past due and still accruing interest even though certain of them are 90 days or more contractually past due.
As a result of the application of SOP 03-3 accounting to Wachovia’s loan portfolios, certain credit-related ratios of the Company, including, for example, the growth rate in nonperforming assets since December 31, 2008, may not necessarily be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions. As noted above, SOP 03-3 loans were reclassified to accrual status in purchase accounting, and one effect of the elimination of nonaccrual loans is that, as certain non-SOP 03-3 loans begin to migrate to nonaccrual status, the percentage increase in nonaccrual loans can be higher because there are minimal loans transferring out of nonaccrual status. For further detail on the merger see the “Loan Portfolio” section and Note 2 (Business Combinations) to Financial Statements in this Report.

Summary Results
Wells Fargo net income in second quarter 2009 was $3.2 billion ($0.57 per share), compared with $1.8 billion ($0.53 per share) in second quarter 2008. Net income for the first half of 2009 was $6.2 billion ($1.13 per share), compared with $3.8 billion ($1.13 per share) for the first half of 2008. Wells Fargo return on average total assets (ROA) was 1.00% and return on average common Wells Fargo stockholders’ equity (ROE) was 13.70% in second quarter 2009, compared with 1.19% and 14.58%, respectively, in second quarter 2008. ROA was 0.98% and ROE was 14.07% for the first half of 2009, and 1.29% and 15.71%, respectively, for the first half of 2008.
Revenue, the sum of net interest income and noninterest income, of $22.5 billion in second quarter 2009 included another quarter of record, double-digit revenue growth at legacy Wells Fargo, up 19% year over year, as well as a strong contribution from Wachovia, which accounted for 39% of combined revenue. Year-to-date revenue was $43.5 billion, almost double legacy Wells Fargo’s revenue for the comparable period last year. Our results also reflected growth at legacy Wells Fargo in both net interest income and fee income resulting from our diversified business model. The breadth and depth of our business model resulted in strong and balanced growth in loans, deposits and fee-based products. The vast majority of our more than 80 businesses grew revenue again this quarter, including the following diverse businesses that all achieved greater than 8% (annualized) growth from first quarter 2009: regional banking, mortgage banking, investment banking, asset-based lending, auto lending, student lending, debit card, merchant card, wealth management, securities brokerage, retirement and international.
We believe our balance sheet is well positioned given the current economic environment. Our allowance for credit losses was $23.5 billion at June 30, 2009, compared with $21.7 billion at December 31, 2008. Our allowance covers expected consumer loan losses for approximately the next 12 months and inherent commercial and commercial real estate loan losses expected to emerge over approximately the next 24 months. We continued to reduce the higher risk assets on our balance sheet, with higher-risk loan portfolios (home equity loans originated through third party channels and indirect auto at legacy Wells Fargo, Pick-a-Pay and commercial real estate at Wachovia) down by $6.3 billion and trading assets down by $6.4 billion in the quarter. We recorded $979 million of other-than-temporary impairment (OTTI) on securities in the first half of 2009.
Our financial results included the following:
Net interest income on a taxable-equivalent basis was $11.9 billion in second quarter 2009, up from $6.3 billion in second quarter 2008, reflecting a strong combined net interest margin on average earning assets of $1.1 trillion. Average earning assets were up $1.3 billion in second quarter 2009 from first quarter 2009, with an increase of $30.7 billion in securities and mortgage loans held for sale. This increase was partially offset by a reduction of $3.7 billion in average trading assets and a reduction of $21.6 billion in average loans, including $6.3 billion in the higher-risk loan portfolios that we are exiting. At 4.30% in second quarter 2009, our net interest margin remained strong and the highest among our large bank peers. The net interest margin reflected the benefit of continued growth in core customer deposits, with about 80% of our core deposits now in checking and savings deposits.
Noninterest income reached $10.7 billion in second quarter 2009, up from $5.2 billion a year ago, largely driven by the Wachovia acquisition, as well as continued success in satisfying customers’ financial needs and the combined company’s expanded breadth of products and services. Noninterest income included:
•	Mortgage banking noninterest income of $3.0 billion in second quarter 2009:
–	$2.2 billion in revenue from mortgage loan originations/sales activities on $129 billion in new originations, including net write-downs of the mortgage warehouse for spread and other liquidity-related valuation adjustments

–	Mortgage applications of $194 billion, one of our highest quarters, with an unclosed application pipeline of $90 billion at quarter end

–	$1.0 billion mortgage servicing rights (MSRs) mark-to-market gains, net of hedge results, reflecting a $2.3 billion increase in the fair value of the MSRs offset by a $1.3 billion economic hedge loss in the quarter, with the net difference largely due to hedge carry income reflecting low short-term rates, which are likely to continue; MSRs as a percentage of loans serviced of 0.91%
•	Trust and investment fees of $2.4 billion primarily reflected equity and bond origination fees and higher brokerage commissions as we continued to build our retail securities brokerage business; client assets in Wealth, Brokerage and Retirement were up 8% from first quarter 2009 driven largely by market value appreciation
•	Card and other fees of $1.9 billion reflected seasonally higher purchase volumes and higher customer penetration rates
•	Service charges on deposit accounts of $1.4 billion driven by continued strong checking account growth
•	Trading revenue of $749 million, with approximately two-thirds from customer transactions
•	Net losses on debt and equity securities totaling $38 million, including $463 million of OTTI write-downs. Net losses on debt securities of $78 million included OTTI of $308 million net of realized gains of $230 million. Net gains on equity securities totaled $40 million after $155 million of OTTI write-downs.
Net unrealized losses on securities available for sale declined to $400 million at June 30, 2009, from $9.9 billion at December 31, 2008. In second quarter 2009, the net unrealized losses were virtually eliminated as credit spreads narrowed during the quarter and as unrealized gains emerged on new mortgage-backed securities (MBS) purchased during the quarter at the peak in MBS yields.
Noninterest expense was $12.7 billion in second quarter 2009, up from $5.8 billion in second quarter 2008, largely attributable to the Wachovia acquisition, as well as the FDIC special assessment of $565 million and higher variable compensation in mortgage, brokerage and investment banking related to increased customer sales. Noninterest expense also reflected $244 million of merger-related costs. We continued to hire new sales professionals in the quarter in our regional bank and retail securities brokerage business while improving sales force productivity. In addition, we opened 12 banking stores during the quarter. Even though we continue to invest appropriately in our business for long-term revenue growth, expenses were relatively flat overall reflecting the benefit of the consolidation of the two companies, and ongoing expense management initiatives. Including the FDIC special assessment and merger costs, which together represented 6% of total noninterest expense during the quarter, the efficiency ratio was 56.4%, flat from first quarter’s 56.2%.
Net charge-offs in second quarter 2009 were $4.4 billion (2.11% of average total loans outstanding, annualized), compared with $3.3 billion (1.54%) in first quarter 2009 and $1.5 billion (1.55%) in second quarter 2008. Legacy Wells Fargo net charge-offs were $3.4 billion compared with $2.9 billion in first quarter 2009 and Wachovia net charge-offs totaled $984 million, including $103 million related to SOP 03-3 loans, compared with $371 million in first quarter 2009. Wachovia loans accounted for under SOP 03-3 were written down to fair value at December 31, 2008, and, accordingly, charge-offs on that portfolio will only occur if the portfolio deteriorates subsequent to the acquisition.
Credit losses rose in the second quarter, as expected, due to the weak economy and higher unemployment in the quarter. We expect credit losses and nonperforming assets to increase further, although we are beginning to see some moderation in the growth rate of losses in a number of consumer portfolios, as evidenced by some stabilization in early stage delinquencies. This moderation is largely the result of actions we and Wachovia have taken over the last two years to reduce risk. While credit losses rose in second quarter 2009, the level of losses remained below the SCAP adverse scenario projections made by both the Company and the Federal Reserve.
Commercial and commercial real estate losses increased in the quarter as the effects of the current economic cycle challenged more of our commercial customers. Loss levels increased from prior periods, driven by losses from loans to customers whose businesses rely on the residential real estate industry and consumer goods and services. We expect this trend to continue until the economy improves. We believe our losses will be moderated by the effect of our long standing underwriting discipline and relationship-centric business strategy. Approximately one third of the commercial losses were generated from our legacy Wells Fargo Business Direct channel. This channel consists of small lines of credit to small business customers. Losses from Business Direct decreased slightly from first quarter 2009, and delinquency levels showed moderate signs of improvement during the quarter, indicating possible stabilization in this portfolio. Losses in our consumer portfolios increased as expected, as more of our customers were affected by unemployment and the prolonged residential real estate down cycle. In line with our first quarter trends, our consumer real estate and credit card portfolio losses increased, while losses in our auto secured portfolios improved as a result of vintage aging and price improvement in used car markets.
We continue to take actions to reduce risk in the portfolio and invest in loss mitigation activities. At year-end, we took significant write-downs in certain Wachovia loan portfolios in purchase accounting and we have exited several higher risk non-strategic businesses and are liquidating these portfolios, such as Pick-a-Pay, legacy Wells Fargo indirect auto and third party originated home equity portfolios. We continue to monitor credit standards to improve the credit quality of new loans, all in an effort to reduce the risk in the portfolio while continuing to originate appropriately priced new business for our customers. Even with the challenges that remain, our teams are effectively working together to manage the risk, and the Wells Fargo credit culture is being implemented across the combined company.
The provision for credit losses was $5.1 billion and $9.6 billion in the second quarter and first half of 2009, respectively, compared with $3.0 billion and $5.0 billion, respectively, in the same periods a year ago. The provision in the second quarter and first half of 2009 included $700 million and $2.0 billion, respectively, of credit reserve build due to higher credit losses inherent in the loan portfolio. The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $23.5 billion (2.86% of total loans) at June 30, 2009, compared with $21.7 billion (2.51%) at December 31, 2008.
Total nonaccrual loans were $15.8 billion (1.92% of total loans) at June 30, 2009, compared with $10.5 billion (1.25%) at March 31, 2009. Nonaccrual loans exclude loans acquired from Wachovia accounted for under SOP 03-3 since these loans were written down in purchase accounting as of December 31, 2008, to an amount expected to be collectible. The increase in nonaccrual loans represented increases in both the commercial and consumer portfolios, with $3.2 billion related to Wachovia in second quarter 2009. The increases in nonaccrual loans were concentrated in portfolios secured by real estate or with borrowers dependent on the housing industry. Total nonperforming assets (NPAs) were $18.3 billion (2.23% of total loans) at June 30, 2009, compared with $12.6 billion (1.50%) at March 31, 2009.
The increase in nonaccrual loans in both first and second quarter 2009 was in part a consequence of purchase accounting. Typically, changes to nonaccrual loans from period to period represent inflows for loans that reach a specified past due status, net of any reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status. Substantially all of Wachovia’s nonaccrual loans were accounted for under SOP 03-3 in purchase accounting and, as a result, were reclassified to accrual status on December 31, 2008. As certain Wachovia non-SOP 03-3 loans reached the past due threshold to be classified as nonaccrual during second quarter 2009, there were minimal offsetting Wachovia loans already in nonaccrual status transferring out of nonaccrual status. The effect of this was a higher dollar and percentage increase in nonaccrual loans in the quarter due to the application of SOP 03-3.
The increase in nonaccrual loans is also attributable to other factors, including deterioration in certain portfolios, particularly commercial and consumer real estate, and an increase in restructured loans, which accelerates loss recognition and results in loans remaining in nonaccrual status for a longer period of time.
The Company and each of its subsidiary banks continued to remain well-capitalized. Our total risk-based capital (RBC) ratio at June 30, 2009, was 13.84% and our Tier 1 RBC ratio was 9.80%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our total RBC ratio was 11.83% and our Tier 1 RBC ratio was 7.84% at December 31, 2008. Our Tier 1 leverage ratio was 8.32% and 14.52% at June 30, 2009, and December 31, 2008, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.
We continued to build capital in second quarter 2009. As a percentage of total risk-weighted assets, Tier 1 capital and Tier 1 common equity increased to 9.80% and 4.49%, respectively, at June 30, 2009, up from 8.30% and 3.12%, respectively, at March 31, 2009. As previously stated, the Federal Reserve asked us to generate a $13.7 billion regulatory capital buffer by November 9, 2009, based on their revenue assumptions in the adverse case scenario. At June 30, 2009, with over a quarter to go before the SCAP plan is completed, we have exceeded this requirement by $500 million. We accomplished this through an $8.6 billion equity raise and internally generated capital including $2.4 billion of pre-provision net revenue (pre-tax pre-provision profit plus certain SCAP adjustments) in excess of the Federal Reserve’s estimate, $2.7 billion realization of deferred tax assets and $500 million of other internally generated sources of capital, including core deposit intangible amortization. We expect to realize additional internally generated SCAP-qualifying capital in third quarter 2009, including additional deferred tax asset realization, which will add to the amount already generated in the second quarter. See footnote 4 on page 2 and the “Capital Management” section in this Report for more information.

Current Accounting Developments
In first quarter 2009, we adopted the following new accounting pronouncements:
•	FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133;
•	FAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51;
•	FAS 141R (revised 2007), Business Combinations;
•	FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;
•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments; and
•	FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.
In second quarter 2009, we adopted the following new accounting pronouncements:
•	FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments; and
•	FAS 165, Subsequent Events.
In addition, the following accounting pronouncements were issued by the FASB, but are not yet effective:
•	FAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162;
•	FAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140;
•	FAS 167, Amendments to FASB Interpretation No. 46(R); and
•	FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.
Each of these pronouncements is described in more detail below.
FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. We adopted FAS 161 for first quarter 2009 reporting. See Note 11 (Derivatives) to Financial Statements in this Report for complete disclosures under FAS 161. Because FAS 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of FAS 161 does not affect our consolidated financial results.
FAS 160 requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to adoption of FAS 160, they were classified outside of equity. This new standard also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. FAS 160 requires a parent to recognize a gain or loss when a subsidiary is deconsolidated. The remaining interest is initially recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. FAS 160 was effective on January 1, 2009. Adoption is applied prospectively to all noncontrolling interests including those that arose prior to the adoption of FAS 160, with retrospective adoption required for disclosure of noncontrolling interests held as of the adoption date.

We hold a controlling interest in a joint venture with Prudential Financial, Inc. (Prudential). For more information, see the “Contractual Obligations” section in our 2008 Form 10-K. In connection with the adoption of FAS 160 on January 1, 2009, we reclassified Prudential’s noncontrolling interest to equity. Under the terms of the original agreement under which the joint venture was established between Wachovia and Prudential, each party has certain rights such that changes in our ownership interest can occur. On December 4, 2008, Prudential publicly announced its intention to exercise its option to put its noncontrolling interest to us at the end of the lookback period, as defined (January 1, 2010). As a result of the issuance of FAS 160 and related interpretive guidance, along with this stated intention, on January 1, 2009, we increased the carrying value of Prudential’s noncontrolling interest in the joint venture to the estimated maximum redemption amount, with the offset recorded to additional paid-in capital.
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
For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. The FSP does not prescribe a specific method for adjusting transaction or quoted prices; however, it does provide guidance for determining how much weight to give transaction or quoted prices. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value, with the weight given based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly.
The provisions of FSP FAS 157-4 are effective for second quarter 2009; however, as permitted under the pronouncement, we early adopted in first quarter 2009. Adoption of this pronouncement resulted in an increase in the valuation of securities available for sale in first quarter 2009 of $4.5 billion ($2.8 billion after tax), which was included in other comprehensive income, and trading assets of $18 million, which was reflected in earnings. See the “Critical Accounting Policies” section in this Report for more information.

FSP FAS 115-2 and FAS 124-2 states that an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The provisions of this FSP are effective for second quarter 2009; however, as permitted under the pronouncement, we early adopted on January 1, 2009, and increased the beginning balance of retained earnings by $85 million ($53 million after tax) with a corresponding adjustment to cumulative other comprehensive income for OTTI recorded in previous periods on securities in our portfolio at January 1, 2009, that would not have been required had the FSP been effective for those periods.
FSP EITF 03-6-1 requires that unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents be treated as participating securities and, therefore, included in the computation of earnings per share under the two-class method described in FAS 128, Earnings per Share. This pronouncement is effective on January 1, 2009, with retrospective adoption required. The adoption of FSP EITF 03-6-1 did not have a material effect on our consolidated financial statements.
FSP FAS 107-1 and APB 28-1 states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. The FSP also requires disclosure of the methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period. We adopted this pronouncement in second quarter 2009. See Note 12 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information. Because the FSP amends only the disclosure requirements related to the fair value of financial instruments, the adoption of this FSP does not affect our consolidated financial statements.
FAS 165 describes two types of subsequent events that previously were addressed in the auditing literature, one that requires post-period end adjustment to the financial statements being issued, and one that requires footnote disclosure only. FAS 165 also requires a company to disclose the date through which management has evaluated subsequent events, which for public companies is the date that financial statements are issued. FAS 165 is effective in second quarter 2009 with prospective application. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for our discussion of subsequent events. Our adoption of this standard did not have a material impact on our consolidated financial statements.
FAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative generally accepted accounting principles (GAAP) in the United States for companies to use in the preparation of their financial statements. SEC rules and interpretive releases are also authoritative GAAP for SEC registrants. The Codification includes guidance that has been issued by the FASB, EITF and the SEC. All guidance contained in the Codification carries the same level of authority and will supersede all existing non-SEC accounting and reporting standards. Any accounting literature that is non-SEC and has not been grandfathered will become nonauthoritative. FAS 168 is effective for us in third quarter 2009. This standard will change our disclosures as references to existing accounting literature will be updated to reflect the Codification. However, the adoption of FAS 168 will not affect our consolidated financial statements.

In June 2009, the FASB issued FAS 166 and FAS 167, which will require us, effective January 1, 2010, to consolidate certain qualifying special purpose entities (QSPEs) and variable interest entities (VIEs) that are not currently included in our consolidated financial statements.
FAS 166 modifies the guidance in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard eliminates the concept of QSPEs and provides additional criteria transferors must use to evaluate transfers of financial assets. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. A transferor must consider all arrangements or agreements made or contemplated at the time of transfer before reaching a conclusion on whether control has been relinquished. FAS 166 addresses situations in which a portion of a financial asset is transferred. In such instances the transfer can only be accounted for as a sale when the transferred portion is considered to be a participating interest. FAS 166 also requires that any assets or liabilities retained from a transfer accounted for as a sale be initially recognized at fair value. This standard is effective for us as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date.
FAS 167 amends several key provisions contained in FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). First, the scope of FAS 167 includes entities that were formerly designated as QSPEs under FAS 140. Second, FAS 167 changes the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under FIN 46(R), the primary beneficiary is the entity that absorbs the majority of a VIE’s losses and receives the majority of the VIE’s returns. The guidance in FAS 167 identifies a VIE’s primary beneficiary as the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Third, FAS 167 requires companies to continually reassess whether they are the primary beneficiary of a VIE. Existing rules only require companies to reconsider primary beneficiary conclusions when certain triggering events have occurred. FAS 167 is effective for us as of January 1, 2010, and applies to all existing QSPEs and VIEs, and VIEs created after the effective date.
Application of FAS 166 and FAS 167 will result in the January 1, 2010, consolidation of certain QSPEs and VIEs that are not currently included in our consolidated financial statements. We have performed a preliminary analysis of these accounting standards with respect to QSPE and VIE structures currently applicable to us and have identified the following items that may potentially be consolidated.

	Incremental	Incremental
	GAAP	risk-weighted
(in billions)	assets	assets

Residential mortgage loans — nonconforming (1) (2)	$87	42
Other consumer loans	6	3
Commercial paper conduit	6	—
Investment funds	8	5
Other	2	(4)

Total	$109	46

(1)	Represents certain of our residential mortgage loans that are not guaranteed by government-sponsored entities (“nonconforming”). We have concluded that $1.1 trillion of conforming residential mortgage loans involved in securitizations are not subject to consolidation under FAS 166 and FAS 167.

(2)	We are actively exploring the sale of certain interests we hold in securitized residential mortgage loans, which would reduce the amount of residential mortgage loans subject to consolidation under FAS 166 and FAS 167 by approximately $37 billion ($18 billion of risk-weighted assets). There is no assurance that we will be able to execute such sales prior to adoption of these accounting standards, although it is our intent to do so.

FAS 166 and 167 are principles based and limited interpretive guidance is currently available. We will continue to evaluate QSPE and VIE structures applicable to us, monitor interpretive guidance, and work with our external auditors and other appropriate interested parties to properly implement these standards. Accordingly, the amount of assets that actually become consolidated on our financial statements upon implementation of these standards on January 1, 2010, may differ materially from our preliminary analysis presented in the previous table.
FSP FAS 132 (R)-1 requires new disclosures about plan assets that are applicable to the plan assets of our Cash Balance Plan and other postretirement benefit plans. The objectives of the new disclosures are to provide an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value, the effect of fair value measurements using significant unobservable inputs on the changes in plan assets and significant concentrations of risk within plan assets. The new disclosures under FSP FAS 132 (R)-1 will be provided for fiscal years ending after December 15, 2009, and disclosures are not required for earlier periods presented for comparative purposes.

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
With respect to pension accounting, on April 28, 2009, the Board of Directors (the Board) approved amendments to freeze the benefits earned under the Wells Fargo qualified and supplemental cash balance plans and Wachovia’s cash balance pension plan, and to merge Wachovia’s plan into the Wells Fargo cash balance plan. These actions became effective on July 1, 2009. This will have the effect of reducing pension expense in future periods. See Note 14 (Employee Benefits) to Financial Statements in this Report for additional information.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee of the Board. These policies are described in the “Financial Review — Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2008 Form 10-K. Due to the adoption of FSP FAS 157-4, which affects the measurement of fair value of certain assets, principally securities and trading assets, we have updated the policy on the fair value of financial instruments, as described below.

FAIR VALUE OF FINANCIAL INSTRUMENTS
We use fair value measurements to record fair value adjustments to certain financial instruments and to develop fair value disclosures. See our 2008 Form 10-K for the complete critical accounting policy related to fair value of financial instruments.
In connection with the adoption of FSP FAS 157-4, we developed policies and procedures to determine when the level and volume of activity for our assets and liabilities requiring fair value measurements have declined significantly relative to normal conditions. For items that use price quotes, such as certain security classes within securities available for sale, the degree of market inactivity and distressed transactions is estimated to determine the appropriate adjustment to the price quotes from an external broker or pricing service. The methodology we use to adjust the quotes generally involves weighting the price quotes and results of internal pricing techniques, such as the net present value of future expected cash flows (with observable inputs, where available) discounted at a rate of return market participants require to arrive at the fair value. The more active and orderly markets for particular security classes are determined to be, the more weighting we assign to price quotes. The less active and the orderly markets are determined to be, the less weighting we assign to price quotes.
Approximately 24% of total assets ($313.3 billion) at June 30, 2009, and 19% of total assets ($247.5 billion) at December 31, 2008, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs (before derivative netting adjustments) represented approximately 20% of these financial instruments (5% of total assets) at June 30, 2009, and approximately 22% (4% of total assets) at December 31, 2008. The fair value of the remaining assets was measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.
Approximately 2% of total liabilities ($21.0 billion) at June 30, 2009, and 2% ($18.8 billion) at December 31, 2008, consisted of financial instruments recorded at fair value on a recurring basis. Liabilities valued using Level 3 measurements (before derivative netting adjustments) were $8.7 billion and $9.3 billion at June 30, 2009, and December 31, 2008, respectively.

EARNINGS PERFORMANCE
NET INTEREST INCOME
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits, short-term borrowings and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% federal statutory tax rate.
Net interest income was $11.8 billion in second quarter 2009, with approximately 39% contributed by Wachovia, and $6.3 billion in second quarter 2008. Net interest income reflected a strong combined net interest margin of 4.30%, and the benefit of continued growth in core deposits.
Average earning assets increased to $1.1 trillion in second quarter 2009 from $515.8 billion in second quarter 2008. Average loans increased to $833.9 billion in second quarter 2009 from $391.5 billion a year ago. Average mortgages held for sale increased to $43.2 billion in second quarter 2009 from $28.0 billion a year ago. Average debt securities available for sale increased to $179.0 billion in second quarter 2009 from $84.7 billion a year ago.
Core deposits are a low-cost source of funding and thus an important contributor to growth in net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $765.7 billion in second quarter 2009 from $318.4 billion in second quarter 2008, with over half of the increase from Wachovia, and funded 92% and 81% of average loans in second quarter 2009 and 2008, respectively. About 80% of our core deposits are now in checking and savings deposits, one of the highest percentages in the industry. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, grew to $596.6 billion for second quarter 2009 from $230.4 billion a year ago. Average mortgage escrow deposits were $32.0 billion, compared with $22.7 billion a year ago. Average certificates of deposits increased to $152.4 billion in second quarter 2009 from $37.6 billion a year ago and average checking and savings deposits increased to $613.3 billion in second quarter 2009 from $280.7 billion a year ago. Total average interest-bearing deposits increased to $638.0 billion in second quarter 2009 from $262.5 billion a year ago.
The following table presents the individual components of net interest income and the net interest margin.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended June 30,
	2009			2008
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$20,889	0.66%	$34	3,853	2.32%	$22
Trading assets	18,464	4.61	213	4,915	3.24	39
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,102	3.45	17	1,050	3.77	10
Securities of U.S. states and political subdivisions	12,189	6.47	206	7,038	6.62	118
Mortgage-backed securities:
Federal agencies	92,550	5.36	1,203	40,630	5.92	588
Residential and commercial	41,257	9.03	1,044	22,419	5.87	340

Total mortgage-backed securities	133,807	6.60	2,247	63,049	5.90	928
Other debt securities (4)	30,901	7.23	572	13,600	6.30	226

Total debt securities available for sale (4)	178,999	6.67	3,042	84,737	6.00	1,282
Mortgages held for sale (5)	43,177	5.05	545	28,004	6.04	423
Loans held for sale (5)	7,188	2.83	50	734	5.63	10
Loans:
Commercial and commercial real estate:
Commercial	187,501	4.11	1,922	95,263	6.09	1,444
Other real estate mortgage	104,297	3.46	900	39,977	5.77	573
Real estate construction	33,857	2.69	227	19,213	5.01	240
Lease financing	14,750	9.22	340	7,087	5.64	100

Total commercial and commercial real estate	340,405	3.99	3,389	161,540	5.86	2,357

Consumer:
Real estate 1-4 family first mortgage	240,798	5.53	3,328	73,663	6.79	1,250
Real estate 1-4 family junior lien mortgage	108,422	4.77	1,290	75,018	6.68	1,246
Credit card	22,963	12.74	731	19,037	11.81	561
Other revolving credit and installment	90,729	6.64	1,502	54,842	8.78	1,198

Total consumer	462,912	5.93	6,851	222,560	7.67	4,255

Foreign	30,628	4.06	310	7,445	10.61	197

Total loans (5)	833,945	5.07	10,550	391,545	6.98	6,809
Other	6,079	2.91	45	2,033	4.47	24

Total earning assets	$1,108,741	5.21%	$14,479	515,821	6.69%	$8,609

Funding sources
Deposits:
Interest-bearing checking	$79,955	0.13%	$26	5,487	1.18%	$16
Market rate and other savings	334,067	0.40	336	161,760	1.21	486
Savings certificates	152,444	1.19	451	37,634	3.06	287
Other time deposits	21,660	2.00	108	5,773	2.72	38
Deposits in foreign offices	49,885	0.29	36	51,884	1.83	236

Total interest-bearing deposits	638,011	0.60	957	262,538	1.63	1,063
Short-term borrowings	59,844	0.39	58	66,537	2.16	357
Long-term debt	235,590	2.52	1,484	100,552	3.41	856
Other liabilities	4,604	3.45	40	—	—	—

Total interest-bearing liabilities	938,049	1.08	2,539	429,627	2.13	2,276
Portion of noninterest-bearing funding sources	170,692	—	—	86,194	—	—

Total funding sources	$1,108,741	0.91	2,539	515,821	1.77	2,276

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.30%	$11,940		4.92%	$6,333

Noninterest-earning assets
Cash and due from banks	$19,340			10,875
Goodwill	24,261			13,171
Other	122,584			54,882

Total noninterest-earning assets	$166,185			78,928

Noninterest-bearing funding sources
Deposits	$174,529			88,041
Other liabilities	49,570			28,434
Total equity	112,778			48,647
Noninterest-bearing funding sources used to fund earning assets	(170,692)			(86,194)

Net noninterest-bearing funding sources	$166,185			78,928

Total assets	$1,274,926			594,749

(1)	Our average prime rate was 3.25% and 5.08% for the quarters ended June 30, 2009 and 2008, respectively, and 3.25% and 5.65% for the first half of 2009 and 2008, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 0.84% and 2.75% for the quarters ended June 30, 2009 and 2008, respectively, and 1.04% and 3.02% for the first half of 2009 and 2008, respectively.

(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)	Yields are based on amortized cost balances computed on a settlement date basis.

(4)	Includes certain preferred securities.

(5)	Nonaccrual loans and related income are included in their respective loan categories.

(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

	Six months ended June 30,
	2009			2008
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$22,472	0.75%	$84	3,870	2.81%	$54
Trading assets	20,323	4.81	488	5,022	3.49	87
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,498	2.00	24	1,012	3.81	19
Securities of U.S. states and political subdivisions	12,201	6.45	419	6,664	7.00	238
Mortgage-backed securities:
Federal agencies	84,592	5.51	2,271	38,364	6.00	1,123
Residential and commercial	39,980	8.80	2,061	21,706	5.97	664

Total mortgage-backed securities	124,572	6.71	4,332	60,070	5.99	1,787
Other debt securities (4)	30,493	7.02	1,123	12,213	6.58	422

Total debt securities available for sale (4)	169,764	6.68	5,898	79,959	6.14	2,466
Mortgages held for sale (5)	37,151	5.17	960	27,138	6.02	817
Loans held for sale (5)	7,567	3.13	117	691	6.52	22
Loans:
Commercial and commercial real estate:
Commercial	192,186	3.99	3,806	93,174	6.50	3,013
Other real estate mortgage	104,283	3.47	1,794	38,701	6.09	1,173
Real estate construction	34,174	2.86	485	19,073	5.53	525
Lease financing	15,277	8.99	687	6,956	5.71	198

Total commercial and commercial real estate	345,920	3.94	6,772	157,904	6.25	4,909

Consumer:
Real estate 1-4 family first mortgage	243,133	5.59	6,772	72,985	6.84	2,496
Real estate 1-4 family junior lien mortgage	109,270	4.91	2,665	75,140	6.99	2,614
Credit card	23,128	12.42	1,435	18,907	12.06	1,140
Other revolving credit and installment	91,770	6.66	3,029	55,376	8.94	2,462

Total consumer	467,301	5.98	13,901	222,408	7.86	8,712

Foreign	31,487	4.22	659	7,420	10.94	404

Total loans (5)	844,708	5.08	21,332	387,732	7.26	14,025
Other	6,110	2.89	88	1,930	4.50	44

Total earning assets	$1,108,095	5.22%	$28,967	506,342	6.94%	$17,515

Funding sources
Deposits:
Interest-bearing checking	$80,173	0.14%	$56	5,357	1.54%	$41
Market rate and other savings	323,813	0.47	755	160,812	1.59	1,270
Savings certificates	161,234	1.05	838	39,774	3.54	700
Other time deposits	23,597	1.98	232	5,269	3.09	80
Deposits in foreign offices	47,901	0.32	75	49,262	2.31	566

Total interest-bearing deposits	636,718	0.62	1,956	260,474	2.05	2,657
Short-term borrowings	67,911	0.54	181	59,754	2.63	782
Long-term debt	247,209	2.65	3,267	100,619	3.85	1,933
Other liabilities	4,194	3.64	76	—	—	—

Total interest-bearing liabilities	956,032	1.15	5,480	420,847	2.56	5,372
Portion of noninterest-bearing funding sources	152,063	—	—	85,495	—	—

Total funding sources	$1,108,095	0.99	5,480	506,342	2.13	5,372

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.23%	$23,487		4.81%	$12,143

Noninterest-earning assets
Cash and due from banks	$19,795			11,262
Goodwill	23,725			13,166
Other	130,665			54,101

Total noninterest-earning assets	$174,185			78,529

Noninterest-bearing funding sources
Deposits	$167,458			86,464
Other liabilities	50,064			29,246
Total equity	108,726			48,314
Noninterest-bearing funding sources used to fund earning assets	(152,063)			(85,495)

Net noninterest-bearing funding sources	$174,185			78,529

Total assets	$1,282,280			584,871

NONINTEREST INCOME

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Service charges on deposit accounts	$1,448	800	2,842	1,548
Trust and investment fees:
Trust, investment and IRA fees	839	566	1,561	1,125
Commissions and all other fees	1,574	196	3,067	400

Total trust and investment fees	2,413	762	4,628	1,525

Card fees	923	588	1,776	1,146
Other fees:
Cash network fees	58	47	116	95
Charges and fees on loans	440	251	873	499
All other fees	465	213	875	416

Total other fees	963	511	1,864	1,010

Mortgage banking:
Servicing income, net	753	221	1,596	494
Net gains on mortgage loan origination/sales activities	2,203	876	3,785	1,143
All other	90	100	169	191

Total mortgage banking	3,046	1,197	5,550	1,828

Insurance	595	550	1,176	1,054
Net gains from trading activities	749	516	1,536	619
Net gains (losses) on debt securities available for sale	(78)	(91)	(197)	232
Net gains (losses) from equity investments	40	47	(117)	360
Operating leases	168	120	298	263
All other	476	182	1,028	400

Total	$10,743	5,182	20,384	9,985

We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At June 30, 2009, these assets totaled $1.7 trillion, including $497 billion from Wachovia, up from $1.1 trillion at June 30, 2008. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $839 million in second quarter 2009 from $566 million a year ago.
We receive commissions and other fees for providing services to full-service and discount brokerage customers. These fees increased to $1.6 billion in second quarter 2009 from $196 million a year ago. These fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. At June 30, 2009, client assets totaled $986 billion, including $880 billion from Wachovia, compared with $129 billion at June 30, 2008. Commissions and other fees also include fees from investment banking activities including equity and bond underwriting.
Card fees increased to $923 million in second quarter 2009 from $588 million a year ago, predominantly due to $320 million in card fees from the Wachovia portfolio.
Mortgage banking noninterest income was $3.0 billion in second quarter 2009, compared with $1.2 billion a year ago. Net gains on mortgage loan origination/sales activities of $2.2 billion in second quarter 2009 were up from $876 million a year ago. Business performance was strong in second quarter 2009, reflecting strong refinance activity due to a low interest rate environment, with residential real estate originations of $129 billion compared with $63 billion a year ago. The 1-4 family first mortgage unclosed pipeline was $90 billion at June 30, 2009, $71 billion at December 31, 2008, and $47 billion at June 30, 2008. For additional detail, see the “Asset/Liability and Market Risk Management — Mortgage

Banking Interest Rate and Market Risk,” section and Note 8 (Mortgage Banking Activities) and Note 12 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include additions to the mortgage repurchase reserve. Mortgage loans are repurchased based on standard representations and warranties. A $104 million increase in the repurchase reserve in second quarter 2009 from March 31, 2009, was due to higher defaults and loss severities and overall deterioration in the market. To the extent the housing market does not recover, the residential mortgage business could continue to have increased investor repurchase requests and loss severity on repurchases, causing future increases in the repurchase reserve.
Within mortgage banking noninterest income, servicing income includes both changes in the fair value of MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income in second quarter 2009 included a $1.03 billion net MSRs valuation gain recorded in earnings ($2.32 billion increase in the fair value of the MSRs offset by $1.29 billion hedge loss) and in second quarter 2008 included a $65 million net MSRs valuation loss ($4.13 billion increase in the fair value of MSRs offset by $4.20 billion hedge loss). The net gain in the current quarter is largely due to hedge carry income reflecting lower short-term rates, which are likely to continue. Our portfolio of loans serviced for others was $1.86 trillion at both June 30, 2009, and December 31, 2008. At June 30, 2009, the ratio of MSRs to related loans serviced for others was 0.91%.
Insurance revenue was $595 million in second quarter 2009, up from $550 million a year ago, primarily due to the addition of Wachovia.
Income from trading activities was $749 million and $1.5 billion in the second quarter and first half of 2009, respectively, up from $516 million and $619 million, respectively, a year ago.
Net investment losses (debt and equity) totaled $38 million and $314 million in the second quarter and first half of 2009, respectively, and included OTTI write-downs of $463 million and $979 million, respectively. Net investment losses of $44 million for second quarter 2008 and gains of $592 million for the first half of 2008 included $129 million and $202 million, respectively, of OTTI write-downs.
Net losses on debt securities available for sale were $78 million and $197 million in the second quarter and first half of 2009, compared with net losses of $91 million and net gains of $232 million, respectively, a year ago. Net gains from equity investments were $40 million in second quarter 2009, compared with $47 million a year ago, which reflected the $334 million gain from our ownership interest in Visa, which completed its initial public offering in March 2008. Net losses from equity investments were $117 million in the first half of 2009 compared with net gains of $360 million in the first half of 2008.

NONINTEREST EXPENSE

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Salaries	$3,438	2,030	6,824	4,014
Commission and incentive compensation	2,060	806	3,884	1,450
Employee benefits	1,227	593	2,511	1,180
Equipment	575	305	1,262	653
Net occupancy	783	400	1,579	799
Core deposit and other intangibles	646	46	1,293	92
FDIC and other deposit assessments	981	18	1,319	26
Outside professional services	451	212	861	383
Insurance	259	206	526	367
Postage, stationery and supplies	240	138	490	279
Outside data processing	282	122	494	231
Travel and entertainment	131	112	236	217
Foreclosed assets	187	92	435	199
Contract services	256	104	472	212
Operating leases	61	102	131	218
Advertising and promotion	111	104	236	189
Telecommunications	164	82	322	160
Operating losses (reduction in losses)	159	56	331	(17)
All other	686	317	1,309	635

Total	$12,697	5,845	24,515	11,287

Noninterest expense more than doubled to $12.7 billion in second quarter 2009 from a year ago, primarily due to the acquisition of Wachovia, which resulted in an expanded geographic platform and capabilities in businesses such as retail brokerage, asset management and investment banking, which, like mortgage banking, typically include higher revenue-based incentive expense than the more traditional banking businesses. Noninterest expense included $244 million and $450 million of merger-related costs for the second quarter and first half of 2009, respectively. FDIC and other deposit assessments increased to $981 million in second quarter 2009 due to additional assessments related to the FDIC Transaction Account Guarantee Program and the FDIC special assessment of $565 million. See the “Liquidity and Funding” section in this Report for additional information. Second quarter 2009 included a reduction in pension cost of approximately $125 million, which included $67 million of one-time curtailment gains, related to the freezing of the Wells Fargo and Wachovia pension plans. These actions are expected to reduce pension cost in the second half of 2009 by approximately $375 million. See Note 14 (Employee Benefits) to Financial Statements in this Report for additional information. Noninterest expense included $84 million and $206 million of additional insurance reserve at our captive mortgage reinsurance operation for the second quarter and first half of 2009, respectively.
INCOME TAX EXPENSE
Our effective income tax rate was 31.8% in second quarter 2009, down from 32.2% in second quarter 2008, and 32.8% for the first half of 2009, compared with 33.7% for the first half of 2008. The decrease is primarily attributable to higher tax-exempt income, tax credits and tax settlements, partially offset by increased tax expense (with a comparable increase in interest income) associated with the purchase accounting for leveraged leases.
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

OPERATING SEGMENT RESULTS
Wells Fargo defines its operating segments by product type and customer segment. As a result of the combination of Wells Fargo and Wachovia, in first quarter 2009 management realigned its business segments into the following three lines of business: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. Our management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We revised prior period information to reflect the first quarter 2009 realignment of our operating segments; however, because the acquisition was completed on December 31, 2008, Wachovia’s results are not included in the income statement or in average balances for periods prior to 2009. The Wachovia acquisition was material to us, and the inclusion of results from Wachovia’s businesses in our 2009 financial statements is a material factor in the changes in our results compared with prior year periods. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 16 (Operating Segments) to Financial Statements in this Report.
Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. Wachovia added expanded product capability as well as expanded channels to better serve our customers. In addition, Community Banking includes Wells Fargo Financial.
Community Banking net income increased to $2.0 billion in second quarter 2009 from $1.2 billion a year ago. Net income increased to $3.8 billion for the first half of 2009, up from $2.7 billion a year ago. The growth in net income and average assets for Community Banking was largely due to the addition of Wachovia businesses, as well as double-digit growth in legacy Wells Fargo businesses, driven by strong balance sheet growth and mortgage banking income. Revenue increased to $14.8 billion and $28.8 billion in the second quarter and first half of 2009, respectively, from $8.9 billion and $17.1 billion for the same periods a year ago. Net interest income increased to $8.8 billion in second quarter 2009 from $5.2 billion a year ago. Average loans increased to $540.7 billion in second quarter 2009 from $283.2 billion a year ago. Average core deposits increased to $543.9 billion in second quarter 2009 from $251.1 billion a year ago due to Wachovia, as well as double-digit growth in legacy Wells Fargo. Noninterest income increased to $6.0 billion in second quarter 2009 from $3.6 billion a year ago. Noninterest expense increased to $7.7 billion in second quarter 2009 from $4.3 billion a year ago. The provision for credit losses increased to $4.3 billion in second quarter 2009 from $2.8 billion a year ago.
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
Wholesale Banking net income increased to $1.1 billion in second quarter 2009 from $576 million a year ago. Net income increased to $2.2 billion for the first half of 2009, up from $1.1 billion a year ago. Growth in net income and average assets for Wholesale Banking was largely due to the addition of Wachovia businesses. Revenue increased to $5.2 billion and $10.1 billion in the second quarter and first half of 2009, respectively, from $2.4 billion and $4.6 billion for the same periods a year ago. Net interest income increased to $2.5 billion in second quarter 2009 from $1.0 billion a year ago. Average loans increased to $263.5 billion in second quarter 2009 from $107.7 billion a year ago. Average core deposits increased to $138.1 billion in second quarter 2009 from $64.8 billion a year ago. Noninterest income increased to $2.8 billion in second quarter 2009 from $1.4 billion a year ago. Noninterest expense increased to $2.8 billion in second quarter 2009 from $1.4 billion a year ago. The provision for credit losses increased to $738 million in second quarter 2009 from $246 million a year ago.
Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients. Wealth Management provides affluent and high-net-worth clients with a complete range of wealth management solutions including financial planning, private banking, credit, investment management, trust and estate services, business succession planning and charitable services along with bank-based brokerage services through Wells Fargo Advisors and Wells Fargo Investments, LLC. Family Wealth provides family-office services to ultra-high-net-worth clients and is one of the largest multi-family financial office practices in the United States. Retail Brokerage’s financial advisors serve customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement provides retirement services for individual investors and is a national leader in 401(k) and pension record keeping. The addition of Wachovia in first quarter 2009 added the following businesses to this operating segment: Wachovia Securities (retail brokerage), Wachovia Wealth Management, including its family wealth business and Wachovia’s retirement and reinsurance business.
Wealth, Brokerage and Retirement net income was $363 million in second quarter 2009, up from $111 million a year ago. Net income increased to $622 million for the first half of 2009, up from $204 million a year ago. Growth in net income and average assets for the segment was due to the addition of Wachovia businesses. Revenue increased to $3.0 billion and $5.6 billion in the second quarter and first half of 2009, respectively, from $680 million and $1.3 billion for the same periods a year ago. Net interest income increased to $764 million in second quarter 2009 from $199 million a year ago. Average loans increased to $45.9 billion in second quarter 2009 from $14.8 billion a year ago. The provision for credit losses was $115 million in second quarter 2009, up from $4 million a year ago. Noninterest income increased to $2.2 billion in second quarter 2009 from $481 million a year ago. Noninterest expense increased to $2.3 billion in second quarter 2009 from $497 million a year ago.

BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Securities available for sale consist of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of very liquid, high-quality federal agency debt and privately issued mortgage-backed securities. At June 30, 2009, we held $200.9 billion of debt securities available for sale, with net unrealized losses of $818 million, compared with $145.4 billion at December 31, 2008, with net unrealized losses of $9.8 billion. We also held $5.9 billion of marketable equity securities available for sale at June 30, 2009, with net unrealized gains of $418 million, compared with $6.1 billion at December 31, 2008, with net unrealized losses of $160 million. Following application of purchase accounting to the Wachovia portfolio, the net unrealized losses in cumulative other comprehensive income, a component of common equity, at December 31, 2008, related entirely to the legacy Wells Fargo portfolio.
At June 30, 2009, the net unrealized losses on securities available for sale were only $400 million, down from net unrealized losses of $9.9 billion at December 31, 2008. The net unrealized losses were virtually eliminated in second quarter 2009 as credit spreads narrowed during the quarter and as unrealized gains emerged on new MBS purchased during the quarter at the peak in MBS yields.
We analyze securities for OTTI on a quarterly basis, or more often if a potential loss-triggering event occurs. The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions within its industry, and whether it is more likely than not that we will be required to sell the security before a recovery in value.
For marketable equity securities, in addition to the above factors, we also consider the issuer’s financial condition, capital strength and near-term prospects. For debt securities and for certain perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, any change in agency ratings at evaluation date from acquisition date and any likely imminent action. For asset-backed securities, we consider the credit performance of the underlying collateral, including delinquency rates, cumulative losses to date, and any remaining credit enhancement compared to expected credit losses of the security.
For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and it is more likely than not we will not be required to sell prior to recovery of our amortized cost basis, we recognize OTTI in accordance with FSP FAS 115-2 and FAS 124-2, which we early adopted on January 1, 2009. Under this FSP, we separate the amount of the OTTI into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.
Of the second quarter 2009 OTTI write-downs of $463 million, $308 million related to debt securities and $155 million to equity securities. Of the OTTI write-downs of $979 million in the first half of 2009, $577 million related to debt securities and $402 million related to equity securities.

At June 30, 2009, we had approximately $7 billion of securities, primarily municipal bonds that are guaranteed against loss by bond insurers. These securities are almost exclusively investment grade and were generally underwritten consistent with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee. These securities will continue to be monitored as part of our ongoing impairment analysis of our securities available for sale, but are expected to perform, even if the rating agencies reduce the credit ratings of the bond insurers.
The weighted-average expected maturity of debt securities available for sale was 4.5 years at June 30, 2009. Since 78% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale is shown below.
MORTGAGE-BACKED SECURITIES

			Expected
	Fair	Net unrealized	remaining
(in billions)	value	gain (loss)	maturity

At June 30, 2009	$157.6	(0.9)	3.4 yrs.
At June 30, 2009, assuming a 200 basis point:
Increase in interest rates	144.6	(13.9)	4.9 yrs.
Decrease in interest rates	166.3	7.8	2.1 yrs.

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

LOAN PORTFOLIO
A discussion of average loan balances is included in “Earnings Performance — Net Interest Income” on page 17 and a comparative schedule of average loan balances is included in the table on page 18.
The major categories of loans outstanding including those subject to SOP 03-3 are presented in the following table.

	June 30, 2009			Dec. 31, 2008
		All			All
	SOP 03-3	other		SOP 03-3	other
(in millions)	loans	loans	Total	loans	loans	Total

Commercial and commercial real estate:
Commercial	$2,667	179,370	182,037	4,580	197,889	202,469
Other real estate mortgage	5,826	97,828	103,654	7,762	95,346	103,108
Real estate construction	4,295	28,943	33,238	4,503	30,173	34,676
Lease financing	—	14,555	14,555	—	15,829	15,829

Total commercial and commercial real estate	12,788	320,696	333,484	16,845	339,237	356,082

Consumer:
Real estate 1-4 family first mortgage	40,471	196,818	237,289	39,214	208,680	247,894
Real estate 1-4 family junior lien mortgage	398	106,626	107,024	728	109,436	110,164
Credit card	—	23,069	23,069	—	23,555	23,555
Other revolving credit and installment	—	90,654	90,654	151	93,102	93,253

Total consumer	40,869	417,167	458,036	40,093	434,773	474,866

Foreign	1,554	28,540	30,094	1,859	32,023	33,882

Total loans	$55,211	766,403	821,614	58,797	806,033	864,830

In the first half of 2009, we refined certain of our preliminary purchase accounting adjustments based on additional information as of December 31, 2008. This additional information resulted in a net increase to the unpaid principal balance of SOP 03-3 loans of $2.3 billion, consisting of a $1.7 billion decrease in commercial and commercial real estate loans and a $4.0 billion increase in consumer loans ($2.7 billion of which related to Pick-a-Pay loans).
The refinements resulted in a net increase to the nonaccretable difference of $3.8 billion and a net increase to the accretable yield, which is a premium, of $1.9 billion. Of the net increase in the nonaccretable difference, $300 million related to commercial and commercial real estate loans, and $3.5 billion to consumer loans ($2.2 billion of which related to Pick-a-Pay loans). Of the net increase in the accretable yield, which reflects changes in the amount and timing of estimated cash flows, the discount related to commercial and commercial real estate loans increased by $191 million, and the premium related to consumer loans increased by $2.1 billion ($2.0 billion of which related to Pick-a-Pay loans). The effect on goodwill of these adjustments amounted to a net increase in goodwill of $1.9 billion (pre tax).
The nonaccretable difference we established in purchase accounting for SOP 03-3 loans absorbs losses that otherwise would be recorded as charge-offs. The amount absorbed by the nonaccretable difference in the first half of 2009 was $2.2 billion for commercial and commercial real estate loans, and $5.1 billion for consumer loans (including $3.8 billion for Pick-a-Pay loans). These amounts do not affect our income statement or the allowance for credit losses.
For further detail on SOP 03-3 loans, see Note 1 (Summary of Significant Accounting Policies — Loans) to Financial Statements in the 2008 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

DEPOSITS

	June 30,	Dec. 31,
(in millions)	2009	2008

Noninterest-bearing	$173,149	150,837
Interest-bearing checking	59,396	72,828
Market rate and other savings	360,963	306,255
Savings certificates	143,151	182,043
Foreign deposits (1)	24,463	33,469

Core deposits	761,122	745,432
Other time deposits	19,904	28,498
Other foreign deposits	32,709	7,472

Total deposits	$813,735	781,402

(1)	Reflects Eurodollar sweep balances included in core deposits.
Deposits at June 30, 2009, totaled $813.7 billion, compared with $781.4 billion at December 31, 2008. Comparative detail of average deposit balances is provided on pages 18 and 19 of this Report. Total core deposits were $761.1 billion at June 30, 2009, up $15.7 billion from December 31, 2008. High-rate certificates of deposit (CDs) of $24 billion at Wachovia matured in second quarter 2009 and were replaced by $14 billion in checking, savings or lower-cost CDs. We continue to see strong core deposit growth across all customer segments as we gain new customers, deepen our market penetration and expand relationships with existing customers.
OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in financial transactions that are not recorded in the balance sheet, or may be recorded in the balance sheet in amounts that are different from the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources, and/or (4) optimize capital. These are described below as off-balance sheet transactions with unconsolidated entities, and as guarantees and certain contingent arrangements. See discussion of FAS 166 and FAS 167 in the “Current Accounting Developments” section in this Report.
OFF-BALANCE SHEET TRANSACTIONS WITH UNCONSOLIDATED ENTITIES
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts or partnerships that are established for a limited purpose. Historically, the majority of SPEs were formed in connection with securitization transactions. In a securitization transaction, assets from our balance sheet are transferred to an SPE, which then issues to investors various forms of interests in those assets and may also enter into derivative transactions. In a securitization transaction, we typically receive cash and/or other interests in an SPE as proceeds for the assets we transfer. Also, in certain transactions, we may retain the right to service the transferred receivables and to repurchase those receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables.

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

The following table presents our significant continuing involvement with QSPEs and unconsolidated VIEs.
QUALIFYING SPECIAL PURPOSE ENTITIES AND UNCONSOLIDATED VARIABLE INTEREST ENTITIES

	June 30, 2009			Dec. 31, 2008
	Total		Maximum	Total		Maximum
	entity	Carrying	exposure	entity	Carrying	exposure
(in millions)	assets	value	to loss	assets	value	to loss

QSPEs
Residential mortgage loan securitizations:
Conforming(1)	$1,072,883	23,513	25,720	1,008,824	22,072	22,569
Other/nonconforming	296,104	10,514	10,869	135,951	7,867	8,869
Commercial mortgage securitizations	417,345	2,788	6,189	355,267	3,060	6,376
Student loan securitizations	2,719	215	215	2,765	133	133
Auto loan securitizations	3,236	135	135	4,133	115	115
Other	9,488	11	48	11,877	71	1,576

Total QSPEs	$1,801,775	37,176	43,176	1,518,817	33,318	39,638

Unconsolidated VIEs
CDOs	$63,325	14,449	17,741	48,802	15,133	20,443
Wachovia administered ABCP (2) conduit	7,617	—	7,769	10,767	—	15,824
Asset-based finance structures	18,471	10,677	11,294	11,614	9,096	9,482
Tax credit structures	27,804	3,805	4,570	22,882	3,850	4,926
CLOs	23,551	3,676	4,196	23,339	3,326	3,881
Investment funds	93,044	2,566	3,182	105,808	3,543	3,690
Credit-linked note structures	1,878	1,290	2,069	12,993	1,522	2,303
Money market funds (3)	30,412	24	84	31,843	60	101
Other	7,350	3,929	4,161	1,832	3,806	4,699

Total unconsolidated VIEs	$273,452	40,416	55,066	269,880	40,336	65,349

(1)	Conforming residential mortgage loan securitizations are those that are guaranteed by government-sponsored entites. We have concluded that conforming mortgages are not subject to consolidation under FAS 166 and FAS 167. See the “Current Accounting Developments” section in this Report for our estimate of the nonconforming mortgages that may potentially be consolidated under FAS 166 and FAS 167.

(2)	Asset-backed commercial paper.

(3)	Excludes previously supported money market funds, to which the Company no longer provides non-contractual financial support.
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
In the table above, the columns titled “Total entity assets” represent the total assets of unconsolidated SPEs. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated SPEs. “Maximum exposure to loss” from our involvement with off-balance sheet entities is a required disclosure under GAAP and represents the estimated loss that would be incurred under an assumed, although we believe extremely remote, hypothetical circumstance where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.
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
We believe our underwriting process is well controlled and appropriate for the needs of our customers as well as investors who purchase the loans or securities collateralized by the loans. We only approve applications and make loans if we believe the customer has the ability to repay the loan or line of credit according to all its terms. We have significantly tightened our bank-selected reduced documentation requirements as a precautionary measure and substantially reduced third party originations due to the negative loss trends experienced in these channels. Appraisals or automated valuation models (AVMs) are used to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time. AVMs estimate property values based on processing large volumes of market data including market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. Generally, AVMs are only used for properties with a loan amount under $250,000.

Commercial Real Estate
Commercial real estate lending is originated and held in the three business segments: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. As part of the Wachovia acquisition we acquired significant commercial real estate assets, which doubled the size of the portfolio. As part of our purchase accounting activities in fourth quarter 2008, we individually identified a population of these loans with evidence of deterioration of credit quality since origination for which it was probable that the investor would be unable to collect all contractually required payments receivable and accounted for them under SOP 03-3. This population of impaired loans is managed by an independent and dedicated team of real estate professionals.
The commercial real estate portfolio consists of both permanent commercial mortgage loans and construction loans. The combined loans outstanding totaled $136.9 billion at June 30, 2009, which represented 17% of total loans. Construction loans totaled $33.2 billion at June 30, 2009, or 4% of total loans, and had an annualized quarterly loss rate of 2.76%. Other commercial real estate loans totaled $103.7 billion at June 30, 2009, or 13% of total loans, and had an annualized quarterly loss rate of 0.56%. The portfolio is diversified both geographically and by product type. The largest geographic concentrations are found in California and Florida, which represented 21% and 11% of the total commercial real estate portfolio, respectively. By product type, the largest concentrations are owner-occupied and office buildings, which represented 23% and 15% of the population, respectively. The business strategy at legacy Wells Fargo is to maintain a high level of surveillance and regular customer interaction to understand and manage the risks associated with these assets, including regular loan reviews and appraisal updates. As issues are identified, management is engaged and dedicated workout groups are in place to manage problem assets.
At December 31, 2008, $19.3 billion of Wachovia’s commercial real estate loans were impaired under SOP 03-3, and we recorded an impairment write-down of $7.0 billion as of that date in purchase accounting, representing a 37% write-down of SOP 03-3 commercial real estate loans. In the first half of 2009, we recorded $83 million of charge-offs on SOP 03-3 commercial real estate loans indicating that, generally, losses in this portfolio were within management’s expectations.

Real Estate 1-4 Family Mortgage Loans
As part of the Wachovia acquisition, we acquired residential first and home equity loans that are very similar to the Wells Fargo core originated portfolio. We also acquired the Pick-a-Pay option adjustable-rate mortgage (ARM) first mortgage portfolio. The nature of this product creates a potential opportunity for negative amortization. Under purchase accounting for the Wachovia acquisition, the option ARM loans with the highest probability of default were subject to SOP 03-3. See the “Pick-a-Pay Portfolio” section in this Report for additional detail.
The deterioration in specific segments of the Home Equity portfolio required a targeted approach to managing these assets. In fourth quarter 2007 a liquidating portfolio was identified, consisting of home equity loans generated through third party wholesale channels not behind a Wells Fargo first mortgage, and home equity loans acquired through correspondents. While the $9.3 billion of loans in this liquidating portfolio represented about 1% of total loans outstanding at June 30, 2009, these loans represented some of the highest risk in the $126.8 billion Home Equity portfolio, with a loss rate of 11.29% compared with 3.25% for the core portfolio. The loans in the liquidating portfolio are largely concentrated in geographic markets that have experienced the most abrupt and steepest declines in housing prices. The core portfolio was $117.5 billion at June 30, 2009, of which 97% was originated through the retail channel and approximately 16% of the outstanding balance was in a first lien position. The table below includes the credit attributes of these two portfolios.
HOME EQUITY PORTFOLIO (1)

			% of loans
			two payments		Annualized loss rate
	Outstanding balances		or more past due		for quarter ended
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in millions)	2009	2008	2009	2008	2009	2008 (2)

Core portfolio (3)
California	$31,479	31,544	3.63%	2.95	5.36	3.94
Florida	11,697	11,781	3.91	3.36	4.55	4.39
New Jersey	8,224	7,888	1.70	1.41	1.37	0.78
Virginia	5,805	5,688	1.26	1.50	0.99	1.56
Pennsylvania	5,048	5,043	1.46	1.10	1.29	0.52
Other	55,248	56,415	2.22	1.97	2.46	1.59

Total	117,501	118,359	2.65	2.27	3.25	2.39

Liquidating portfolio
California	3,616	4,008	8.16	6.69	17.13	12.32
Florida	460	513	9.14	8.41	18.11	13.60
Arizona	219	244	8.16	7.40	18.13	13.19
Texas	169	191	1.13	1.27	2.96	1.67
Minnesota	117	127	3.88	3.79	7.41	5.25
Other	4,764	5,226	4.00	3.28	6.25	4.73

Total	9,345	10,309	5.91	4.93	11.29	8.27

Total core and liquidating portfolios	$126,846	128,668	2.89	2.48	3.85	2.87

(1)	Consists of real estate 1-4 family junior lien mortgages and lines of credit secured by real estate from all groups, excluding SOP 03-3 loans.

(2)	Loss rates for 2008 for the core portfolio reflect results for Wachovia (not included in the Wells Fargo reported results) and Wells Fargo. For fourth quarter 2008, the Wells Fargo core portfolio on a stand-alone basis, outstanding balances and related annualized loss rates were $29,399 million (3.81%) for California, $2,677 million (6.87%) for Florida, $1,925 million (1.29%) for New Jersey, $1,827 million (1.26%) for Virginia, $1,073 million (1.17%) for Pennsylvania, $38,934 million (1.77%) for all other states, and $75,835 million (2.71%) in total.

(3)	Includes equity lines of credit and closed-end second liens associated with the Pick-a-Pay portfolio totaling $2.0 billion at June 30, 2009, and $2.1 billion at December 31, 2008.

Pick-a-Pay Portfolio
Our Pick-a-Pay portfolio, which we acquired in the Wachovia merger, had an unpaid principal balance of $111.0 billion and a carrying value of $90.4 billion at June 30, 2009. Included in the Pick-a-Pay portfolio are loans accounted for under SOP 03-3 with an unpaid principal balance of $59.6 billion and a carrying value of $38.9 billion at June 30, 2009. The carrying value is net of $20.7 billion of purchase accounting net write-downs to reflect SOP 03-3 loans at fair value and a $0.1 billion increase to reflect all other loans at a market rate of interest. Equity lines of credit and closed-end second liens associated with Pick-a-Pay loans are reported in the home equity portfolio. The Pick-a-Pay portfolio is a liquidating portfolio as Wachovia ceased originating new Pick-a-Pay loans in 2008. The Pick-a-Pay portfolio carrying balance declined $2.8 billion from March 31, 2009, due to paid in full loans, loss mitigation efforts and because we are not originating new Pick-a-Pay product. At December 31, 2008, we recorded a $22.2 billion write-down in purchase accounting on Pick-a-Pay loans that were impaired under SOP 03-3. This amount was refined to $22.4 billion in the first half of 2009. Losses on this portfolio are in line with management’s expectations.
Pick-a-Pay loans are home mortgages on which the customer has the option each month to select from among four payment options: (1) a minimum payment as described below, (2) an interest-only payment, (3) a fully amortizing 15-year payment, or (4) a fully amortizing 30-year payment. Approximately 73% of the Pick-a-Pay portfolio has payment options calculated using a monthly adjustable interest rate; the rest of the portfolio is fixed rate.
The minimum monthly payment for substantially all of our Pick-a-Pay loans is reset annually. The new minimum monthly payment amount usually cannot increase by more than 7.5% of the then-existing principal and interest payment amount. The minimum payment may not be sufficient to pay the monthly interest due and in those situations a loan on which the customer has made a minimum payment is subject to “negative amortization,” where unpaid interest is added to the principal balance of the loan. The amount of interest that has been added to a loan balance is referred to as “deferred interest.” Total deferred interest of $4.2 billion at June 30, 2009, was down from $4.4 billion at March 31, 2009.
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
Due to the terms of the Pick-a-Pay portfolio, there is little recast risk over the next three years. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balance of loans to recast based on reaching the principal cap: $2 million in the remaining half of 2009, $8 million in 2010, $8 million in 2011 and $22 million in 2012. In second quarter 2009, the amount of loans recast based on reaching the principal cap was minimal. In addition, we would expect the following balances of ARM loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change at the recast date greater than the annual 7.5% reset: $14 million in the remaining two quarters of 2009, $46 million in 2010, $58 million in 2011 and $103 million in 2012. In second quarter 2009, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was not significant.
The table below reflects the geographic distribution of the Pick-a-Pay portfolio broken out between SOP 03-3 loans and all other loans. In stressed housing markets with declining home prices and increasing delinquencies, the LTV ratio is a key metric in predicting future loan performance, including potential charge-offs. Because SOP 03-3 loans are carried at fair value, the ratio of the carrying value to the current collateral value for an SOP 03-3 loan will be lower as compared to the LTV based on the unpaid principal. For informational purposes, we have included both ratios in the following table.
PICK-A-PAY PORTFOLIO

	June 30, 2009
	SOP 03-3 loans				All other loans
				Ratio of
				carrying
	Unpaid	Current		value to	Unpaid	Current
	principal	LTV	Carrying	current	principal	LTV	Carrying
(in millions)	balance	ratio (1)	value (2)	value	balance	ratio (1)	value (2)

California	$40,657	146%	$26,177	95%	$25,117	90%	$25,170
Florida	6,117	130	3,903	84	5,276	96	5,287
New Jersey	1,717	99	1,226	71	3,162	80	3,169
Texas	466	80	341	59	2,108	66	2,112
Arizona	1,553	148	1,001	96	1,195	99	1,197
Other states	9,041	108	6,227	75	14,607	83	14,640

Total Pick-a-Pay loans	$59,551		$38,875		$51,465		$51,575

(1)	The current LTV ratio is calculated as the outstanding loan balance plus the outstanding balance of any equity lines of credit that share common collateral divided by the collateral value. Collateral values are determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

(2)	Carrying value, which does not reflect the allowance for loan losses, includes purchase accounting adjustments, which, for SOP 03-3 loans, were a deduction of $24.5 billion nonaccretable difference and an addition of $3.8 billion accretable yield at June 30, 2009, and for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.
To maximize return and allow flexibility for customers to avoid foreclosure, we have in place several loss mitigation strategies for our Pick-a-Pay loan portfolio. We contact customers who are experiencing difficulty and may in certain cases modify the terms of a loan based on a customer’s documented income and other circumstances.
We also have taken steps to work with customers to refinance or restructure their Pick-a-Pay loans into other loan products. For customers at risk, we offer combinations of term extensions of up to 40 years, interest rate reductions, to charge no interest on a portion of the principal for some period of time and, in geographies with substantial property value declines, we will even offer permanent principal reductions. In second quarter 2009, we completed 22,200 loan modifications, up from 11,000 in first quarter 2009. The majority of the loan modifications was concentrated in our impaired loan portfolio and eliminates the negative amortization feature. We continually reassess our loss mitigation strategies and may adopt additional or different strategies in the future.

Wells Fargo Financial
Wells Fargo Financial originates real estate secured debt consolidation loans, and both prime and non-prime auto secured loans, unsecured loans and credit cards.
Wells Fargo Financial had $28.0 billion and $29.1 billion in real estate secured loans at June 30, 2009, and December 31, 2008, respectively. Of this portfolio, $1.7 billion and $1.8 billion, respectively, was considered prime based on secondary market standards and has been priced to the customer accordingly. The remaining portfolio is non-prime but has been originated with standards to reduce credit risk. These loans were originated through our retail channel with documented income, LTV limits based on credit quality and property characteristics, and risk-based pricing. In addition, the loans were originated without teaser rates, interest-only or negative amortization features. Credit losses in the portfolio have increased in the current economic environment compared with historical levels, but performance remained similar to prime portfolios in the industry with overall loss rates in the first half of 2009 of 2.74% on the entire portfolio. Of the portfolio, $9.2 billion at June 30, 2009, was originated with customer FICO scores below 620, but these loans have further restrictions on LTV and debt-to-income ratios to limit the credit risk.
Wells Fargo Financial also had $19.8 billion and $23.6 billion in auto secured loans and leases at June 30, 2009, and December 31, 2008, respectively, of which $5.3 billion and $6.3 billion, respectively, were originated with customer FICO scores below 620. Loss rates in this portfolio in the second quarter and first half of 2009 were 4.72% and 5.03%, respectively, for FICO scores of 620 and above, and 5.98% and 6.66%, respectively, for FICO scores below 620. These loans were priced based on relative risk. Of this portfolio, $14.5 billion represented loans and leases originated through its indirect auto business, a channel Wells Fargo Financial ceased using near the end of 2008.
Wells Fargo Financial had $7.8 billion and $8.4 billion in unsecured loans and credit card receivables at June 30, 2009, and December 31, 2008, respectively, of which $1.1 billion and $1.3 billion, respectively, was originated with customer FICO scores below 620. Net loss rates in this portfolio in the second quarter and first half of 2009 were 14.13% and 13.81%, respectively, for FICO scores of 620 and above, and 21.28% and 21.63%, respectively, for FICO scores below 620. Wells Fargo Financial has been actively tightening credit policies and managing credit lines to reduce exposure given current economic conditions.

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
NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS (1)

	June 30, 2009
	Legacy
	Wells			Mar. 31,	Dec. 31,
(in millions)	Fargo	Wachovia	Total	2009	2008

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$2,100	810	2,910	1,696	1,253
Other real estate mortgage	1,057	1,286	2,343	1,324	594
Real estate construction	1,991	219	2,210	1,371	989
Lease financing	112	18	130	114	92

Total commercial and commercial real estate	5,260	2,333	7,593	4,505	2,928

Consumer:
Real estate 1-4 family first mortgage (2)	3,975	2,025	6,000	4,218	2,648
Real estate 1-4 family junior lien mortgage (2)	1,415	237	1,652	1,418	894
Other revolving credit and installment	297	30	327	300	273

Total consumer	5,687	2,292	7,979	5,936	3,815

Foreign	67	159	226	75	57

Total nonaccrual loans (3)	11,014	4,784	15,798	10,516	6,800

As a percentage of total loans			1.92%	1.25	0.79
Foreclosed assets:
GNMA loans (4)	932	—	932	768	667
Other	809	783	1,592	1,294	1,526
Real estate and other nonaccrual investments (5)	20	—	20	34	16

Total nonaccrual loans and other nonperforming assets	$12,775	5,567	18,342	12,612	9,009

As a percentage of total loans			2.23%	1.50	1.04

(1)	Excludes loans acquired from Wachovia that are accounted for under SOP 03-3.

(2)	Includes nonaccrual mortgages held for sale.

(3)	Includes $5.7 billion and $3.6 billion at June 30, 2009, and December 31, 2008, respectively, of loans classified as impaired under FAS 114, where the scope of FAS 114 encompasses nonaccrual commercial loans greater than $5 million and all consumer TDRs that are nonaccrual. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2008 Form 10-K for further information on impaired loans.

(4)	Consistent with regulatory reporting requirements, foreclosed real estate securing Government National Mortgage Association (GNMA) loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

(5)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans.
Total nonperforming assets were $18.3 billion (2.23% of total loans) at June 30, 2009, and included $2.5 billion of foreclosed assets and repossessed vehicles, which have already been written down and are well secured, as well as $15.8 billion of nonaccrual loans. Of the $15.8 billion of nonaccrual loans, a total of $4.9 billion are nonaccrual loans that have already been written down through charge-offs during first quarter 2009, or previous quarters. These particular nonaccrual loans have now been written down by approximately 33%. Additionally, nonaccrual loans include $3.0 billion of commercial and commercial real estate loans and $0.8 billion of consumer troubled debt restructured loans (TDRs), none of which have had prior charge-offs, and on which we collectively have specific FAS 114 reserves of $0.8 billion. Reserves under FAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment of FASB Statement No. 5 and 15, which are part of the allowance for loan losses, reflect the total expected losses on the related loans. The remaining $7.1 billion of nonaccrual loans have reserves that are established as part of our ongoing allowance for loan losses process.

Nonaccrual loans increased $5.3 billion from March 31, 2009, with increases in both the commercial and consumer portfolios. The increase in nonaccrual loans is attributable to a number of factors, including deterioration in certain portfolios, particularly commercial and consumer real estate, and an increase in loan modifications and restructurings to assist homeowners and other borrowers in these challenging times. Consumer nonaccrual loans that have been modified remain in nonaccrual status until a borrower has made six contractual payments. Commercial and commercial real estate nonaccrual loans amounted to $7.6 billion at June 30, 2009, compared with $4.5 billion at March 31, 2009, and $2.9 billion at December 31, 2008. Of the $7.6 billion in nonaccrual loans at June 30, 2009, net charge-offs totaling $1.4 billion have already been recorded to date on $2.4 billion of those nonaccrual loans. We record charge-offs when circumstances confirm that a loss has occurred. Of the total commercial and commercial real estate nonaccrual loans, 92% were secured, with 62% secured by real estate, and the remainder secured by other assets such as receivables, inventory and equipment.
Consumer nonaccrual loans amounted to $8.0 billion at June 30, 2009, compared with $5.9 billion at March 31, 2009, and $3.8 billion at December 31, 2008. The $4.2 billion increase in nonaccrual consumer loans from December 31, 2008, represented an increase of $3.4 billion in 1-4 family first mortgage loans (including $2.0 billion from Wachovia) and $758 million in 1-4 family junior liens (including $213 million from Wachovia). Of the $8.0 billion of consumer nonaccrual loans, charge-offs totaling $1.0 billion have already been recorded to date on $2.5 billion of those nonaccrual loans. The consumer nonaccrual loans were 99% secured, with 95% secured by real estate. Consumer loans secured by real estate are charged-off to the appraised value of the underlying collateral when these loans reach 180 days delinquent.
Total consumer TDRs amounted to $5.6 billion at June 30, 2009, compared with $3.5 billion at March 31, 2009. Of the TDRs, $1.2 billion at June 30, 2009, and $868 million at March 31, 2009, were classified as nonaccrual. When a loan is restructured in a TDR, a reserve is established in accordance with FAS 114.
Nonperforming assets at June 30, 2009, included $932 million of loans that are FHA insured or VA guaranteed, which have little to no loss content, and $1.6 billion of foreclosed assets, which have been written down to the value of the underlying collateral.
In addition to the factors discussed above, the increase was in part a consequence of purchase accounting. Nonaccrual loans from Wachovia grew to $4.8 billion at June 30, 2009, from a low $97 million at year-end 2008. Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, somewhat offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status. Substantially all of Wachovia’s nonaccrual loans were accounted for under SOP 03-3 in purchase accounting and, as a result, were reclassified to accrual status on December 31, 2008, because they were written down to an amount we expect to fully collect. Accordingly, only $97 million in loans from Wachovia were on nonaccrual status at December 31, 2008. As certain Wachovia non-SOP 03-3 loans reach the past due threshold to be classified as nonaccrual, there are minimal Wachovia loans transferring out of nonaccrual status. The effect of this can be higher growth in nonaccrual loans in the first several quarters following application of SOP 03-3.

We expect nonperforming asset balances to continue to grow, reflecting an environment where retaining these assets is the most viable economic option, as well as our efforts to modify more real estate loans to reduce foreclosures and keep customers in their homes. We remain focused on proactively identifying problem credits, moving them to nonperforming status and recording the loss content in a timely manner. We have increased and will continue to increase staffing in our workout and collection organizations to ensure these troubled borrowers receive the attention and help they need. See the “Allowance for Credit Losses” section in this Report for additional discussion. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower.
Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual. Loans acquired from Wachovia that are subject to SOP 03-3 are excluded from the disclosure of loans 90 days or more past due and still accruing interest. Even though certain of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield in purchase accounting under the SOP and not to contractual interest payments.
The total of loans 90 days or more past due and still accruing was $16,657 million at June 30, 2009, and $11,830 million at December 31, 2008. The total included $10,651 million and $8,184 million for the same periods, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools and similar loans whose repayments are insured by the FHA or guaranteed by the VA.
The table below reflects loans 90 days or more past due and still accruing excluding the insured/guaranteed GNMA advances.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA AND SIMILAR LOANS)

	June 30,	Dec. 31,
(in millions)	2009	2008 (1)

Commercial and commercial real estate:
Commercial	$415	218
Other real estate mortgage	702	88
Real estate construction	860	232

Total commercial and commercial real estate	1,977	538

Consumer:
Real estate 1-4 family first mortgage (2)	1,497	883
Real estate 1-4 family junior lien mortgage	660	457
Credit card	680	687
Other revolving credit and installment	1,160	1,047

Total consumer	3,997	3,074

Foreign	32	34

Total	$6,006	3,646

(1)	The amount of real estate 1-4 family first and junior lien mortgage loan delinquencies as originally reported at December 31, 2008, included certain SOP 03-3 loans previously classified as nonaccrual by Wachovia. The December 31, 2008, amounts have been revised to exclude those loans.

(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

Net Charge-offs
Net charge-offs in second quarter 2009 were $4.4 billion (2.11% of average total loans outstanding, annualized), including $984 million in the Wachovia portfolio, compared with $3.3 billion (1.54%) in first quarter 2009 and $1.5 billion (1.55%) in second quarter 2008. Commercial and commercial real estate losses increased during the quarter as expected due to the challenging economy impacting loans to customers who are tied to the residential real estate industry and to consumer products and services. Increases in our residential real estate and credit card portfolios were expected as rising unemployment impacted loan performance. Losses in the auto loan portfolios fell modestly in the quarter as a large portion of the poorer-performing vintages have run off and used car pricing improved.
Net charge-offs in the 1-4 family first mortgage portfolio totaled $758 million in second quarter 2009. These results included $410 million from legacy Wells Fargo, which increased $100 million from first quarter 2009. Our relatively high-quality 1-4 family first mortgage portfolio continued to reflect relatively low loss rates although until housing prices fully stabilize, these credit results will continue to deteriorate. Credit card charge-offs increased $82 million from first quarter 2009 to $664 million in second quarter 2009, including $11 million relating to the $2.6 billion Wachovia portfolio. We continued to see increases in delinquency and loss levels in the consumer unsecured loan portfolios as a result of higher unemployment.
Net charge-offs in the real estate 1-4 family junior lien portfolio of $1.2 billion in second quarter 2009 included $991 million in the legacy Wells Fargo portfolio, which increased $190 million from first quarter 2009 as residential real estate values continued to be depressed. Additionally the rise in unemployment levels is increasing the frequency of loss. More information about the Home Equity portfolio is available on page 33.
Commercial and commercial real estate net charge-offs of $1.1 billion in second quarter 2009 included $897 million in the legacy Wells Fargo portfolio, up $230 million from first quarter 2009. The increase from first quarter 2009 was offset by an $11 million decrease relating to our legacy Wells Fargo Business Direct portfolio. Wholesale credit results continued to deteriorate. Commercial lending requests slowed during second quarter 2009 as borrowers continued to reduce their receivable and inventory levels to conserve cash.
Allowance for Credit Losses
The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date and excludes loans carried at fair value. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. See the “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” section in our 2008 Form 10-K for additional information.
We apply a consistent methodology to determine the allowance for credit losses, using both historical and forecasted loss trends, adjusted for underlying economic and market conditions. For individually graded (typically commercial) portfolios, we generally use loan-level credit quality ratings, which are based on borrower information and strength of collateral, combined with historically-based grade specific loss factors. The allowance for individually-rated nonaccruing loans with an outstanding balance of $5 million or greater is determined through an individual impairment analysis consistent with FAS 114 guidance. For statistically managed portfolios (typically consumer), we generally leverage models which use credit-related characteristics such as credit rating scores, delinquency migration rates, vintages, and portfolio concentrations to estimate loss content. Additionally, the allowance for consumer TDRs is based on the risk characteristics of the modified loans. While the allowance is determined using product and business segment estimates, it is available to absorb losses in the entire loan portfolio.
At June 30, 2009, the allowance for loan losses totaled $23.0 billion (2.80% of total loans), compared with $21.0 billion (2.43%) at December 31, 2008. The allowance for credit losses was $23.5 billion (2.86%) at June 30, 2009, compared with $21.7 billion (2.51%) at December 31, 2008. The allowance for credit losses at June 30, 2009, included $49 million related to credit-impaired loans acquired from Wachovia accounted for under SOP 03-3. The reserve for unfunded credit commitments was $495 million at June 30, 2009, compared with $698 million at December 31, 2008.
Total provision expense in the second quarter and first half of 2009 was $5.1 billion and $9.6 billion, respectively, and included a credit reserve build of $700 million and $2.0 billion, respectively. The reserve builds were primarily driven by two factors: (1) deterioration in economic conditions that increased projected losses in our statistically managed portfolios, and (2) increases in specific reserves under FAS 114 for both commercial loans and TDRs. The increase in reserves for TDRs is associated with loan modification programs designed to avoid foreclosure and keep qualifying borrowers in their homes. We anticipate further increases in TDR volumes as we continue to utilize government-sponsored programs and other methods to minimize foreclosures and associated credit losses.
The application of SOP 03-3 to loans acquired from Wachovia affects reported net charge-offs and nonaccrual loans as described on page 5 in this Report and, therefore, the allowance ratios associated with these measures should not be considered when evaluating the adequacy of the allowance or for comparison with other peer banks because the information may not be directly comparable.
The ratio of the allowance for credit losses to total nonaccrual loans was 149% and 319% at June 30, 2009, and December 31, 2008, respectively. The decrease in this ratio was due to the expected increase in nonaccrual loans.
The ratio of the allowance for credit losses to annualized net charge-offs was 134% and 173% for the quarters ended June 30, 2009, and March 31, 2009, respectively. The decrease from March 31, 2009, was directly related to the increased Wachovia charge-offs as the non-SOP 03-3 portfolio matures and the effect of the SOP 03-3 accounting began to dissipate. Reported loan losses for the quarter excluded those losses from SOP 03-3 loans as these loans were reduced to their fair value at the time of acquisition.
We believe the allowance for credit losses of $23.5 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2009. The allowance for credit losses is subject to change and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” section and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2008 Form 10-K.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) – which oversees these risks and reports periodically to the Finance Committee of the Board – consists of senior financial and business executives. Each of our principal business groups has individual asset/liability management committees and processes linked to the Corporate ALCO process.
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
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of June 30, 2009, our most recent simulation indicated estimated earnings at risk of approximately 9% of our most likely earnings plan using a scenario in which the federal funds rate rises to 4.0% and the 10-year Constant Maturity Treasury bond yield rises to 5.3% by June 2010. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See the “Mortgage Banking Interest Rate and Market Risk” section in this Report.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount and fair values of these derivatives as of June 30, 2009, and December 31, 2008, are presented in Note 11 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in three main ways:
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

Mortgage Banking Interest Rate and Market Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. Based on market conditions and other factors, we reduce credit and liquidity risks by selling or securitizing some or all of the long-term fixed-rate mortgage loans we originate and most of the ARMs we originate, except for the Pick-a-Pay portfolio. On the other hand, we may hold originated ARMs and fixed-rate mortgage loans in our loan portfolio as an investment for our growing base of core deposits. We determine whether the loans will be held for investment or held for sale at the time of commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgages as part of our corporate asset/liability management. We may also acquire and add to our securities available for sale a portion of the securities issued at the time we securitize mortgages held for sale (MHFS).
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
Under FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, we elected to measure MHFS at fair value prospectively for new prime MHFS originations for which an active secondary market and readily available market prices existed to reliably support fair value pricing models used for these loans. At December 31, 2008, we elected to measure at fair value similar MHFS acquired from Wachovia. Loan origination fees on these loans are recorded when earned, and related direct loan origination costs and fees are recognized when incurred. We also elected to measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe that the election for new prime MHFS and other interests held, which are now hedged with free-standing derivatives (economic hedges) along with our MSRs, reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. During 2008 and the first half of 2009, in response to continued secondary market illiquidity, we continued to originate certain prime non-agency loans to be held for investment for the foreseeable future rather than to be held for sale.
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
A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income, net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs. We may choose not to fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario provides a partial “natural business hedge.” An increase in interest rates generally reduces the propensity for refinancing, extends the expected duration of the servicing portfolio and therefore increases the estimated fair value of the MSRs. However, an increase in interest rates can also reduce mortgage loan demand and therefore reduce origination income. In second quarter 2009, a $2.3 billion increase in the fair value of our MSRs and $1.3 billion of losses on free-standing derivatives used to hedge the MSRs resulted in a net gain of $1.0 billion. This net gain is largely due to hedge carry income reflecting low short-term rates.
Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires sophisticated modeling and constant monitoring. While we attempt to balance these various aspects of the mortgage business, there are several potential risks to earnings:
•	MSRs valuation changes associated with interest rate changes are recorded in earnings immediately within the accounting period in which those interest rate changes occur, whereas the impact of those same changes in interest rates on origination and servicing fees occur with a lag and over time. Thus, the mortgage business could be protected from adverse changes in interest rates over a period of time on a cumulative basis but still display large variations in income from one accounting period to the next.
•	The degree to which the “natural business hedge” offsets changes in MSRs valuations is imperfect, varies at different points in the interest rate cycle, and depends not just on the direction of interest rates but on the pattern of quarterly interest rate changes.
•	Origination volumes, the valuation of MSRs and hedging results and associated costs are also impacted by many factors. Such factors include the mix of new business between ARMs and fixed-rated mortgages, the relationship between short-term and long-term interest rates, the degree of volatility in interest rates, the relationship between mortgage interest rates and other interest rate markets, and other interest rate factors. Many of these factors are hard to predict and we may not be able to directly or perfectly hedge their effect.
•	While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARMs production held for sale from changes in mortgage interest rates may or may not be fully offset by Treasury and LIBOR index-based financial instruments used as economic hedges for such ARMs. Additionally, the hedge carry income we earn on our economic hedges for the MSRs may not continue if the spread between short-term and long-term rates decreases.

The total carrying value of our residential and commercial MSRs was $16.9 billion at June 30, 2009, and $16.2 billion at December 31, 2008. The weighted-average note rate on the owned servicing portfolio was 5.74% at June 30, 2009, and 5.92% at December 31, 2008. Our total MSRs were 0.91% of mortgage loans serviced for others at June 30, 2009, compared with 0.87% at December 31, 2008.
As part of our mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock. These loan commitments are derivative loan commitments if the loans that will result from the exercise of the commitments will be held for sale. These derivative loan commitments are recognized at fair value in the balance sheet with changes in their fair values recorded as part of mortgage banking noninterest income. We were required by Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, to include at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fall-out factor. The value of the underlying loan commitment is affected primarily by changes in interest rates and the passage of time.
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
Market Risk – Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at June 30, 2009, and December 31, 2008, are included in Note 11 (Derivatives) to Financial Statements in this Report. Open “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout second quarter 2009 was $59 million, with a lower bound of $38 million and an upper bound of $82 million.

Market Risk – Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board. The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews the valuations of these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Nonmarketable investments included private equity investments of $2.8 billion at June 30, 2009, and $2.7 billion at December 31, 2008, and principal investments of $1.3 billion at both period ends. Private equity investments are carried at cost subject to other-than-temporary impairment. Principal investments are carried at fair value with net unrealized gains and losses reported in noninterest income.
We also have marketable equity securities in the securities available-for-sale portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and periodically include other-than-temporary impairment charges. The fair value and cost of marketable equity securities was $5.9 billion and $5.5 billion, respectively, at June 30, 2009, and $6.1 billion and $6.3 billion, respectively, at December 31, 2008.
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
Debt securities in the securities available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold, securities purchased under resale agreements and other short-term investments. Asset liquidity is further enhanced by our ability to sell or securitize loans in secondary markets and to pledge loans to access secured borrowing facilities through the Federal Home Loan Banks, the Federal Reserve Banks or the United States Department of the Treasury (Treasury Department).
Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. Additional funding is provided by long-term debt (including trust preferred securities), other foreign deposits and short-term borrowings (federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets generally will consider, among other factors, a company’s debt rating in making investment decisions. Wells Fargo Bank, N.A. is rated “Aa2,” by Moody’s Investors Service, and “AA,” by Standard & Poor’s Rating Services. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, and level and quality of earnings. Material changes in these factors could result in a different debt rating; however, a change in debt rating would not cause us to violate any of our debt covenants.
Wells Fargo participates in the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The TLGP has two components: the Debt Guarantee Program, which provides a temporary guarantee of newly issued senior unsecured debt issued by eligible entities; and the Transaction Account Guarantee Program, which provides a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions. Under the Debt Guarantee Program, we had $88.2 billion of remaining capacity to issue guaranteed debt as of June 30, 2009. Eligible entities are assessed fees payable to the FDIC for coverage under the program. This assessment is in addition to risk-based deposit insurance assessments currently imposed under FDIC rules and regulations.
Parent. Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. In June 2009, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. This registration statement replaces a registration statement for the issuance of similar securities that expired in June 2009. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt, subject to a total outstanding debt limit of $230 billion. At June 30, 2009, the Parent had outstanding short-term, long-term and total debt under these authorities of $17.5 billion, $127.8 billion and $145.3 billion, respectively. During the first half of 2009, the Parent issued a total of $3.5 billion in registered senior notes guaranteed by the FDIC. We used the proceeds from securities issued in the first half of 2009 for general corporate purposes and expect that the proceeds from securities issued in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $50 billion in outstanding long-term debt. In December 2007, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in long-term senior or subordinated notes. During the first half of 2009, Wells Fargo Bank, N.A. issued $14.5 billion in short-term notes. At June 30, 2009, Wells Fargo Bank, N.A. had remaining issuance capacity on the bank note program of $46.0 billion in short-term senior notes and $48.5 billion in long-term senior or subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations.
Wachovia Bank, N.A. Wachovia Bank, N.A. had $49.0 billion available for issuance under a global note program at June 30, 2009. Wachovia Bank, N.A. also has a $25 billion Euro medium-term note program (EMTN) under which it may issue senior and subordinated debt securities. These securities are not registered with the SEC and may not be offered in the U.S. without applicable exemptions from registration. Under the EMTN, Wachovia Bank, N.A. had up to $22.4 billion available for issuance at June 30, 2009. In addition, Wachovia Bank, N.A. has an A$10 billion Australian medium-term note program (AMTN), under which it may issue senior and subordinated debt securities. These securities are not registered with the SEC and may not be offered in the U.S. without applicable exemptions from registration. Up to A$8.5 billion was available for issuance at June 30, 2009.
Wells Fargo Financial. In February 2008, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly-owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion in medium-term notes for distribution from time to time in Canada. At June 30, 2009, CAD$6.5 billion remained available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.
Federal Home Loan Bank Membership
We are a member of the Federal Home Loan Bank of Atlanta, the Federal Home Loan Bank of Dallas, the Federal Home Loan Bank of Des Moines, the Federal Home Loan Bank of San Francisco and the Federal Home Loan Bank of Seattle (collectively, the FHLBs). Each member of each of the FHLBs is required to maintain a minimum investment in capital stock of the applicable FHLB. The board of directors of each FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Board. Because the extent of any obligation to increase our investment in any of the FHLBs depends entirely upon the occurrence of a future event, potential future payments to the FHLBs are not determinable.

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
In 2008, the Board authorized the repurchase of up to 25 million additional shares. During the first half of 2009, we repurchased approximately 3 million shares of our common stock. At June 30, 2009, the total remaining common stock repurchase authority was approximately 12 million shares. For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this Report.
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
Our potential sources of capital include retained earnings and issuances of common and preferred stock. In the first half of 2009, retained earnings increased $2.6 billion, a major portion from Wells Fargo net income of $6.2 billion, less common and preferred dividends and accretion of $2.7 billion. In the first half of 2009, we issued approximately 442 million shares, or $9.3 billion, of common stock, including 392 million shares ($8.6 billion) in a common stock offering and 2 million shares from time to time during the period under various employee benefit and director plans (including our ESOP plan) and under our dividend reinvestment and direct stock purchase programs.
In October 2008, we issued to the Treasury Department under its Capital Purchase Program (CPP) 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D without par value, having a liquidation amount per share equal to $1,000,000, for a total price of $25 billion. We pay cumulative dividends on the preferred securities at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The preferred securities are generally non-voting. As part of its purchase of the preferred securities, the Treasury Department also received warrants to purchase 110,261,688 shares of our common stock at an initial per share exercise price of $34.01, subject to customary anti-dilution provisions. The warrants expire ten years from the issuance date. Both the preferred securities and warrants are treated as Tier 1 capital.
Prior to October 2011, unless we have redeemed the preferred securities or the Treasury Department has transferred the preferred securities to a third party, the consent of the Treasury Department will be required for us to increase our common stock dividend (currently, $.05 per share per quarter) or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in our CPP purchase agreement. In addition, so long as the preferred securities remain outstanding, we are subject to restrictions on certain forms of, and limits on the tax deductibility of compensation we pay our executive officers and certain other highly-compensated employees under provisions of the American Recovery and Reinvestment Act of 2009 (ARRA) and related Treasury Department regulations.
Under the CPP purchase agreement entered into with the Treasury Department in connection with the issuance of the preferred securities and the warrants, we were not permitted to redeem the preferred securities and repurchase the warrants during the first three years after issuance except with the proceeds from a “qualifying equity offering.” Under the ARRA and related Treasury Department and Federal Reserve regulatory guidance, these limitations have been superseded, and we may redeem the preferred securities at par value plus accrued and unpaid dividends in minimum increments of 25% of the preferred securities issue price, subject to the approval of the Federal Reserve and our compliance with existing regulatory procedures for redeeming capital instruments. We may also repurchase the warrants at their appraised fair market value upon our redemption of all outstanding preferred securities, following an appraisal procedure established by the Treasury Department and under the CPP purchase agreement. On June 1, 2009, the Federal Reserve issued regulatory criteria applicable to the 19 bank holding companies, including the Company, that participated in SCAP and who wish to redeem preferred stock issued to the Treasury Department under its CPP. In order to redeem the preferred securities, we must, among other criteria, demonstrate our ability to obtain long-term debt funding without reliance on the FDIC’s TGLP, as well as successfully access the public equity markets.
On May 7, 2009, the Federal Reserve confirmed that under its adverse stress test scenario the Company’s Tier 1 capital exceeded the minimum level needed for well-capitalized institutions. In conjunction with the stress test, the Company agreed with the Federal Reserve, under SCAP, to generate a $13.7 billion regulatory capital buffer by November 9, 2009. At June 30, 2009, with over a quarter to go before the SCAP plan is completed, we exceeded this requirement by $500 million and we expect to internally generate additional capital in third quarter 2009 beyond the $500 million excess. We accomplished this through an $8.6 billion (gross proceeds) common stock offering, pre-provision net revenue (pre-tax pre-provision profit plus certain SCAP adjustments) in excess of the Federal Reserve’s estimates, realization of deferred tax assets, and other internally generated sources, including core deposit intangible amortization.
On May 13, 2009, we issued 392 million shares of common stock in an offering to the public valued at $8.6 billion. The common stock offering was in response to the Federal Reserve’s requirement for us to generate a $13.7 billion regulatory capital buffer as a result of the SCAP stress test discussed above.
We strengthened our capital position in second quarter 2009. Tier 1 common equity was $47.1 billion at June 30, 2009, an increase of $13.7 billion from March 31, 2009. Tier 1 common equity was 4.49% of risk-weighted assets. At June 30, 2009, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. For additional information see Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

TIER 1 COMMON EQUITY (1)

		June 30,	Mar. 31,
(in billions)		2009	2009

Total equity		$121.4	107.1
Less: Noncontrolling interests		(6.8)	(6.8)

Total Wells Fargo stockholders’ equity		114.6	100.3

Less: Preferred equity		(31.0)	(30.9)
Goodwill and intangible assets (other than MSRs)		(38.7)	(38.5)
Applicable deferred assets		5.5	5.7
Deferred tax asset limitation		(2.0)	(4.7)
MSRs over specified limitations		(1.6)	(1.3)
Cumulative other comprehensive income		0.6	3.6
Other		(0.3)	(0.8)

Tier 1 common equity	(A)	$47.1	33.4

Total risk-weighted assets (2)	(B)	$1,047.7	1,071.5

Tier 1 common equity to total risk-weighted assets	(A)/(B)	4.49%	3.12

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies, including the Federal Reserve in the SCAP, to assess the capital position of financial services companies. Tier 1 common equity includes total Wells Fargo stockholders’ equity, less preferred equity, goodwill and intangible assets (excluding MSRs), net of related deferred taxes, adjusted for specified Tier 1 regulatory capital limitations covering deferred taxes, MSRs, and cumulative other comprehensive income. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.
Prudential Joint Venture
As described in the “Contractual Obligations” section in our 2008 Form 10-K, we own a controlling interest in a retail securities brokerage joint venture, which Wachovia entered into with Prudential Financial, Inc. (Prudential) in 2003. See also the “Current Accounting Developments” section in this Report for additional information. On October 1, 2007, Wachovia completed its acquisition of A.G. Edwards, Inc. and on January 1, 2008, contributed the retail securities brokerage business of A.G. Edwards to the joint venture. In connection with Wachovia’s contribution of A.G. Edwards to the joint venture, Prudential elected to exercise its “lookback” option under the joint venture agreements, which permits Prudential to delay until January 1, 2010, its decision whether to make payments to avoid dilution of its pre-contribution 38% ownership interest in the joint venture or, alternatively, to “put” its joint venture interests to Wells Fargo based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008. On December 4, 2008, Prudential announced its intention to exercise its rights under the “lookback” option to put its interests in the joint venture to Wells Fargo at the end of the “lookback” period and, on June 17, 2009, Prudential provided written notice to Wells Fargo of its exercise of this “lookback” option. Under the terms of the joint venture agreements, we expect the closing of the “put” transaction to occur on or about January 1, 2010. In connection with determining the amount to be paid to Prudential for its minority interest, Wells Fargo and Prudential are currently establishing processes for appraising the value of the joint venture as of a date immediately prior to the A.G. Edwards contribution. The estimated value of the investment is included in noncontrolling interests and therefore has already been deducted from Tier 1 common equity.

RISK FACTORS
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. We refer you to the Financial Review section and Financial Statements (and related Notes, including Note 10 (Guarantees and Legal Actions)) in this Report for more information about credit, interest rate, market and litigation risks, to the “Risk Factors” and “Regulation and Supervision” sections and Note 15 (Guarantees and Legal Actions) to Financial Statements in our 2008 Form 10-K for a detailed discussion of risk factors, and to the discussions below and in our First Quarter 2009 Form 10-Q that supplement the “Risk Factors” section of the 2008 Form 10-K. Any factor described in this Report, our 2008 Form 10-K or our First Quarter 2009 Form 10-Q could by itself, or together with other factors, adversely affect our financial results and condition. There are factors not discussed below or elsewhere in this Report that could adversely affect our financial results and condition.
In accordance with the Private Securities Litigation Reform Act of 1995, we caution you that one or more of these same risk factors could cause actual results to differ materially from projections or forecasts of our financial results and condition and expectations for our operations and business that we make in forward-looking statements in this Report and in presentations and other Company communications. We make forward-looking statements when we use words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast,” “will,” “may,” “can” and similar expressions. Do not unduly rely on forward-looking statements, as actual results could differ materially. Forward-looking statements speak only as of the date made, and we do not undertake to update them to reflect changes or events that occur after that date that may affect whether those forecasts and expectations continue to reflect management’s beliefs or the likelihood that the forecasts and expectations will be realized.
In this Report we make forward-looking statements, including, among others, that:
•	we expect to internally generate additional SCAP-qualifying capital in third quarter 2009;

•	we are on track to realize annual run-rate savings of $5 billion upon completion of the Wachovia integration;

•	we expect additional efficiency initiatives to lower expenses over the remainder of 2009;

•	we currently project, based on preliminary estimates, to add assets to our consolidated financial statements following the January 1, 2010 implementation of FAS 166 and FAS 167;

•	conversion of Wachovia stores to the Wells Fargo platform is scheduled to begin later this year;

•	we believe our balance sheet is well-positioned given the current economic environment;

•	our allowance for credit losses at June 30, 2009, was adequate to cover expected consumer losses for approximately the next 12 months and inherent commercial and commercial real estate loan losses expected to emerge over approximately the next 24 months;

•	short-term rates, for purposes of hedge carry income, are likely to continue;

•	we expect credit losses and nonperforming assets to increase;

•	we expect increased commercial and commercial real estate credit losses until the economy improves;

•	we believe commercial and commercial real estate losses will be moderated by the effect of our underwriting discipline and relationship-centric business strategy;

•	to the extent the housing market does not recover, the residential mortgage business could continue to have increased loss severity on repurchases, causing future increases in the repurchase reserve;

•	we expect certain specified Pick-a-Pay loan balances to recast and/or start fully amortizing in the remaining half of 2009 and through 2012;

•	we will continue to hold more nonperforming assets on our balance sheet until conditions improve in the residential real estate and liquidity markets;

•	we expect nonperforming asset balances to continue to grow;

•	until housing prices fully stabilize, credit performance of the 1-4 family first mortgage portfolio will continue to deteriorate;

•	we expect the closing of the Prudential put transaction to occur on or about January 1, 2010;

•	we expect further increases in the volume of TDRs as we continue to utilize government-sponsored programs and other methods to minimize foreclosures and associated credit losses;

•	charge-offs on Wachovia loans accounted for under SOP 03-3 are not expected to reduce income in future periods to the extent the original estimates used to determine the purchase accounting adjustments continue to be accurate;

•	we expect to recover the entire amortized cost basis of certain specified securities;

•	we expect changes in the fair value of derivative financial instruments used to hedge outstanding derivative loan commitments will fully or partially offset the changes in fair value of the commitments;

•	we believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in other comprehensive income;

•	we believe the carrying value of our liability under certain specified guarantees is more representative of our exposure to loss than the maximum exposure to loss;

•	we believe the eventual outcome of certain legal actions against us will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations;

•	we expect that $125 million of deferred net loss on derivatives in other comprehensive income at June 30, 2009, will be reclassified as earnings during the next twelve months;

•	we expect actions taken with respect to the Wells Fargo qualified and supplemental Cash Balance Plans and the Wachovia Pension Plan will reduce pension cost in the second half of 2009 by approximately $375 million; and

•	we do not expect that we will be required to make a minimum contribution in 2009 for the Cash Balance Plan.

Several factors could cause actual results to differ materially from expectations including:

•	current and future economic and market conditions, including credit markets, housing prices and unemployment;

•	our capital requirements, including the SCAP capital buffer requirement, and ability to raise capital on favorable terms;

•	the terms of capital investments or other financial assistance provided by the U.S. government;

•	legislative proposals to allow mortgage cram-downs in bankruptcy or require other loan modifications;

•	our ability to successfully integrate the Wachovia merger and realize the expected cost savings and other benefits;

•	our ability to realize the efficiency initiatives to lower expenses when and in the amount expected;

•	the adequacy of our allowance for credit losses;

•	recognition of OTTI on securities held in our available-for-sale portfolio;

•	the effect of changes in interest rates on our net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;

•	hedging gains or losses;

•	disruptions in the capital markets and reduced investor demand for mortgages loans;

•	our ability to sell more products to our customers;

•	the effect of the economic recession on the demand for our products and services;

•	the effect of the fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	our election to provide support to our mutual funds for structured credit products they may hold;

•	changes in the value of our venture capital investments;

•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied, including interpretive guidance;

•	mergers, acquisitions and divestitures;

•	federal and state regulations;

•	reputational damage from negative publicity, fines, penalties and other negative consequences from regulatory violations;

•	the loss of checking and saving account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin; and

•	fiscal and monetary policies of the Federal Reserve Board.
There is no assurance that our allowance for credit losses will be adequate to cover future credit losses, especially if credit markets, housing prices and unemployment do not stabilize. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition. There is no assurance that we will meet the SCAP capital requirement on the November 9, 2009, deadline established by the Federal Reserve. Although we exceeded the requirement at June 30, 2009, our SCAP-qualifying capital could decline before the deadline. Failure to meet the requirement could result in the issuance of equity securities or the conversion of preferred securities into common stock resulting in dilution to existing stockholders. There is no assurance that our preliminary interpretation of FAS 166 and FAS 167 will be the final interpretation of those standards when they are implemented on January 1, 2010. If our preliminary interpretation of FAS 166 and FAS 167 is not consistent with the final interpretation of those standards upon implementation, we may have to consolidate more or less assets in our consolidated financial statements than those in our preliminary analysis, which difference may be material.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2009, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2009	2008	2009	2008

Interest income
Trading assets	$206	38	472	85
Securities available for sale	2,887	1,224	5,596	2,356
Mortgages held for sale	545	423	960	817
Loans held for sale	50	10	117	22
Loans	10,532	6,806	21,297	14,018
Other interest income	81	46	172	98

Total interest income	14,301	8,547	28,614	17,396

Interest expense
Deposits	957	1,063	1,956	2,657
Short-term borrowings	55	357	178	782
Long-term debt	1,485	849	3,264	1,919
Other interest expense	40	—	76	—

Total interest expense	2,537	2,269	5,474	5,358

Net interest income	11,764	6,278	23,140	12,038
Provision for credit losses	5,086	3,012	9,644	5,040

Net interest income after provision for credit losses	6,678	3,266	13,496	6,998

Noninterest income
Service charges on deposit accounts	1,448	800	2,842	1,548
Trust and investment fees	2,413	762	4,628	1,525
Card fees	923	588	1,776	1,146
Other fees	963	511	1,864	1,010
Mortgage banking	3,046	1,197	5,550	1,828
Insurance	595	550	1,176	1,054
Net gains (losses) on debt securities available for sale (includes impairment losses of $308 and $577, consisting of $972 and $1,575 of total other-than-temporary impairment losses, net of $664 and $998 recognized in other comprehensive income, for the quarter and six months ended June 30, 2009, respectively)	(78)	(91)	(197)	232
Net gains (losses) from equity investments	40	47	(117)	360
Other	1,393	818	2,862	1,282

Total noninterest income	10,743	5,182	20,384	9,985

Noninterest expense
Salaries	3,438	2,030	6,824	4,014
Commission and incentive compensation	2,060	806	3,884	1,450
Employee benefits	1,227	593	2,511	1,180
Equipment	575	305	1,262	653
Net occupancy	783	400	1,579	799
Core deposit and other intangibles	646	46	1,293	92
FDIC and other deposit assessments	981	18	1,319	26
Other	2,987	1,647	5,843	3,073

Total noninterest expense	12,697	5,845	24,515	11,287

Income before income tax expense	4,724	2,603	9,365	5,696
Income tax expense	1,475	834	3,027	1,908

Net income before noncontrolling interests	3,249	1,769	6,338	3,788
Less: Net income from noncontrolling interests	77	16	121	36

Wells Fargo net income	$3,172	1,753	6,217	3,752

Wells Fargo net income applicable to common stock	$2,575	1,753	4,959	3,752

Per share information
Earnings per common share	$0.58	0.53	1.14	1.13
Diluted earnings per common share	0.57	0.53	1.13	1.13
Dividends declared per common share	0.05	0.31	0.39	0.62
Average common shares outstanding	4,483.1	3,309.8	4,365.9	3,306.1
Diluted average common shares outstanding	4,501.6	3,321.4	4,375.1	3,319.6

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
(in millions, except shares)	2009	2008

Assets
Cash and due from banks	$20,632	23,763
Federal funds sold, securities purchased under resale agreements and other short-term investments	15,976	49,433
Trading assets	40,110	54,884
Securities available for sale	206,795	151,569
Mortgages held for sale (includes $40,190 and $18,754 carried at fair value)	41,991	20,088
Loans held for sale (includes $141 and $398 carried at fair value)	5,413	6,228

Loans	821,614	864,830
Allowance for loan losses	(23,035)	(21,013)

Net loans	798,579	843,817

Mortgage servicing rights:
Measured at fair value (residential MSRs)	15,690	14,714
Amortized	1,205	1,446
Premises and equipment, net	11,151	11,269
Goodwill	24,619	22,627
Other assets	102,015	109,801

Total assets	$1,284,176	1,309,639

Liabilities
Noninterest-bearing deposits	$173,149	150,837
Interest-bearing deposits	640,586	630,565

Total deposits	813,735	781,402
Short-term borrowings	55,483	108,074
Accrued expenses and other liabilities	64,160	50,689
Long-term debt	229,416	267,158

Total liabilities	1,162,794	1,207,323

Equity
Wells Fargo stockholders’ equity:
Preferred stock	31,497	31,332
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 4,756,071,429 shares and 4,363,921,429 shares	7,927	7,273
Additional paid-in capital	40,270	36,026
Retained earnings	39,165	36,543
Cumulative other comprehensive income (loss)	(590)	(6,869)
Treasury stock - 87,923,034 shares and 135,290,540 shares	(3,126)	(4,666)
Unearned ESOP shares	(520)	(555)

Total Wells Fargo stockholders’ equity	114,623	99,084
Noncontrolling interests	6,759	3,232

Total equity	121,382	102,316

Total liabilities and equity	$1,284,176	1,309,639

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

Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Net unrealized losses on securities available for sale, net of reclassification of $141 million of net gains included in net income
Net unrealized losses on derivatives and hedging activities, net of reclassification of $71 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			22,714,143
Common stock repurchased			(17,141,540)
Preferred stock issued to ESOP	520,500	521
Preferred stock released to ESOP
Preferred stock converted to common shares	(246,983)	(248)	9,285,888
Common stock dividends
Tax benefit upon exercise of stock options
Stock option compensation expense
Net change in deferred compensation and related plans
Other

Net change	273,517	273	14,858,491	—

Balance June 30, 2008	723,321	$723	3,311,960,699	$5,788

Balance December 31, 2008	10,111,821	$31,332	4,228,630,889	$7,273

Cumulative effect of adoption of FSP FAS 115-2 and FAS 124-2
Effect of adoption of FAS 160, as amended and interpreted

Balance January 1, 2009	10,111,821	31,332	4,228,630,889	7,273

Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Securities available for sale:
Unrealized losses related to factors other than credit
All other net unrealized gains, net of reclassification of $5 million of net losses included in net income
Net unrealized losses on derivatives and hedging activities, net of reclassification of $175 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			439,968,781	654
Common stock repurchased			(2,731,755)
Preferred stock released to ESOP
Preferred stock converted to common shares	(32,703)	(33)	2,280,480
Common stock dividends
Preferred stock dividends and accretion		198
Tax benefit upon exercise of stock options
Stock option compensation expense
Net change in deferred compensation and related plans

Net change	(32,703)	165	439,517,506	654

Balance June 30, 2009	10,079,118	$31,497	4,668,148,395	$7,927

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprensive	Treasury	ESOP	stockholders’	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity

8,212	38,970	725	(6,035)	(482)	47,628	286	$47,914

	(20)				(20)		(20)
	(8)				(8)		(8)

8,212	38,942	725	(6,035)	(482)	47,600	286	47,886

	3,752				3,752	36	3,788

		(6)			(6)		(6)
		(1,732)			(1,732)		(1,732)
		(49)			(49)		(49)
		2			2		2

					1,967	36	2,003
					—	(21)	(21)
(25)	(110)		743		608		608
			(520)		(520)		(520)
30				(551)	—		—
(14)				262	248		248
(56)			304		—		—
	(2,050)				(2,050)		(2,050)
19					19		19
103					103		103
18			(8)		10		10
(21)					(21)		(21)

54	1,592	(1,785)	519	(289)	364	15	379

8,266	40,534	(1,060)	(5,516)	(771)	47,964	301	$48,265

36,026	36,543	(6,869)	(4,666)	(555)	99,084	3,232	$102,316

	53	(53)
(3,716)					(3,716)	3,716	—

32,310	36,596	(6,922)	(4,666)	(555)	95,368	6,948	102,316

	6,217				6,217	121	6,338

		35			35	(4)	31

		(628)			(628)		(628)
		6,667			6,667	34	6,701
		(300)			(300)		(300)

		558			558		558

					12,549	151	12,700
(5)					(5)	(340)	(345)
7,845	(733)		1,542		9,308		9,308
			(63)		(63)		(63)
(2)				35	33		33
(40)			73		—		—
	(1,657)				(1,657)		(1,657)
	(1,258)				(1,060)		(1,060)
3					3		3
138					138		138
21			(12)		9		9

7,960	2,569	6,332	1,540	35	19,255	(189)	19,066

40,270	39,165	(590)	(3,126)	(520)	114,623	6,759	$121,382

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
(in millions)	2009	2008

Cash flows from operating activities:
Net income before noncontrolling interests	$6,338	3,788
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,644	5,040
Changes in fair value of MSRs (residential) and MHFS carried at fair value	201	(1,763)
Depreciation and amortization	1,540	748
Other net gains	(4,028)	(588)
Preferred shares released to ESOP	33	248
Stock option compensation expense	138	103
Excess tax benefits related to stock option payments	(3)	(19)
Originations of MHFS	(226,452)	(116,407)
Proceeds from sales of and principal collected on mortgages originated for sale	207,006	118,478
Originations of LHFS	(5,403)	—
Proceeds from sales of LHFS	13,264	—
Purchases of LHFS	(6,478)	—
Net change in:
Trading assets	14,592	(1,954)
Deferred income taxes	3,289	205
Accrued interest receivable	284	183
Accrued interest payable	(631)	(205)
Other assets, net	(336)	2,330
Other accrued expenses and liabilities, net	4,851	2,590

Net cash provided by operating activities	17,849	12,777

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	33,457	(1,334)
Securities available for sale:
Sales proceeds	18,871	21,106
Prepayments and maturities	18,484	10,427
Purchases	(80,923)	(52,197)
Loans:
Decrease (increase) in banking subsidiaries’ loan originations, net of collections	28,470	(17,592)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	3,179	1,556
Purchases (including participations) of loans by banking subsidiaries	(1,563)	(5,956)
Principal collected on nonbank entities’ loans	6,471	11,727
Loans originated by nonbank entities	(4,319)	(10,127)
Net cash paid for acquisitions	(132)	(386)
Proceeds from sales of foreclosed assets	1,813	877
Changes in MSRs from purchases and sales	(9)	130
Net change in noncontrolling interests	(315)	(21)
Other, net	683	(259)

Net cash provided (used) by investing activities	24,167	(42,049)

Cash flows from financing activities:
Net change in:
Deposits	32,192	(5,336)
Short-term borrowings	(52,591)	32,884
Long-term debt:
Proceeds from issuance	3,876	12,483
Repayment	(35,162)	(9,963)
Preferred stock:
Cash dividends paid	(1,053)	—
Common stock:
Proceeds from issuance	9,308	608
Repurchased	(63)	(520)
Cash dividends paid	(1,657)	(2,050)
Excess tax benefits related to stock option payments	3	19

Net cash provided (used) by financing activities	(45,147)	28,125
Net change in cash and due from banks	(3,131)	(1,147)
Cash and due from banks at beginning of period	23,763	14,757

Cash and due from banks at end of period	$20,632	13,610

Supplemental cash flow disclosures:
Cash paid for interest	$6,105	5,563
Cash paid for income taxes	1,062	2,385

The accompanying notes are an integral part of these statements. See Note 1 for noncash investing and financing activities.

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2009 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including the evaluation of other-than-temporary impairment on investment securities (Note 4), allowance for credit losses and loans accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3) (Note 5), valuing residential mortgage servicing rights (MSRs) (Notes 7 and 8) and financial instruments (Note 12), pension accounting (Note 14) and income taxes. Actual results could differ from those estimates. Among other effects, such changes could result in future impairments of investment securities, increases to the allowance for loan losses, as well as increased future pension expense.
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
On January 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, on a retrospective basis for disclosure and, accordingly, prior period information reflects the adoption. FAS 160 requires that noncontrolling interests be reported as a component of total equity. In addition, FAS 160 requires that the consolidated income statement disclose amounts attributable to both Wells Fargo interests and the noncontrolling interests.

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
Current Accounting Developments
In first quarter 2009, we adopted the following new accounting pronouncements:
•	FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133;
•	FAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51;
•	FAS 141R (revised 2007), Business Combinations;
•	FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;
•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments; and
•	FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.
In second quarter 2009, we adopted the following new accounting pronouncements:
•	FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments; and
•	FAS 165, Subsequent Events.
FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. We adopted FAS 161 for first quarter 2009 reporting. See Note 11 for complete disclosures under FAS 161. Because FAS 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of FAS 161 does not affect our consolidated financial results.
FAS 160 requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to adoption of FAS 160, they were classified outside of equity. This new standard also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. FAS 160 requires a parent to recognize a gain or loss when a subsidiary is deconsolidated. The remaining interest is initially recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. FAS 160 was effective on January 1, 2009. Adoption is applied prospectively to all noncontrolling interests including those that arose prior to the adoption of FAS 160, with retrospective adoption required for disclosure of noncontrolling interests held as of the adoption date.
We hold a controlling interest in a joint venture with Prudential Financial, Inc. (Prudential). For more information, see the “Contractual Obligations” section in our 2008 Form 10-K. In connection with the adoption of FAS 160 on January 1, 2009, we reclassified Prudential’s noncontrolling interest to equity.

Under the terms of the original agreement under which the joint venture was established between Wachovia and Prudential, each party has certain rights such that changes in our ownership interest can occur. On December 4, 2008, Prudential publicly announced its intention to exercise its option to put its noncontrolling interest to us at the end of the lookback period, as defined (January 1, 2010). As a result of the issuance of FAS 160 and related interpretive guidance, along with this stated intention, on January 1, 2009, we increased the carrying value of Prudential’s noncontrolling interest in the joint venture to the estimated maximum redemption amount, with the offset recorded to additional paid-in capital.
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
For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. The FSP does not prescribe a specific method for adjusting transaction or quoted prices; however, it does provide guidance for determining how much weight to give transaction or quoted prices. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value, with the weight given based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly.
The provisions of FSP FAS 157-4 are effective for second quarter 2009; however, as permitted under the pronouncement, we early adopted in first quarter 2009. Adoption of this pronouncement resulted in an increase in the valuation of securities available for sale in first quarter 2009 of $4.5 billion ($2.8 billion after tax), which was included in other comprehensive income, and trading assets of $18 million, which was reflected in earnings. See the “Critical Accounting Policies” section in this Report for more information.
FSP FAS 115-2 and FAS 124-2 states that an other-than-temporary impairment (OTTI) write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The provisions of this FSP are effective for second quarter 2009; however, as permitted under the pronouncement, we early adopted on January 1, 2009, and increased the beginning balance of retained earnings by $85 million ($53 million after tax) with a corresponding adjustment to cumulative other comprehensive income for OTTI recorded in previous periods on securities in our portfolio at January 1, 2009, that would not have been required had the FSP been effective for those periods.
FSP EITF 03-6-1 requires that unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents be treated as participating securities and, therefore, included in the computation of earnings per share under the two-class method described in FAS 128, Earnings per Share. This pronouncement is effective on January 1, 2009, with retrospective adoption required. The adoption of FSP EITF 03-6-1 did not have a material effect on our consolidated financial statements.
FSP FAS 107-1 and APB 28-1 states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. The FSP also requires disclosure of the methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period. We adopted this pronouncement in second quarter 2009. See Note 12 for additional information. Because the FSP amends only the disclosure requirements related to the fair value of financial instruments, the adoption of this FSP does not affect our consolidated financial statements.
FAS 165 describes two types of subsequent events that previously were addressed in the auditing literature, one that requires post-period end adjustment to the financial statements being issued, and one that requires footnote disclosure only. FAS 165 also requires a company to disclose the date through which management has evaluated subsequent events, which for public companies is the date that financial statements are issued. FAS 165 is effective in second quarter 2009 with prospective application. Our adoption of this standard did not have a material impact on our consolidated financial statements.

Supplemental Cash Flow Information
Noncash investing and financing activities are presented below, including information on transfers impacting mortgages held for sale (MHFS), loans held for sale (LHFS), and mortgage servicing rights (MSRs).

	Six months ended June 30,
(in millions)	2009	2008

Transfers from trading assets to securities available for sale	$845	—
Transfers from MHFS to trading assets	663	—
Transfers from MHFS to securities available for sale	—	268
Transfers from MHFS to MSRs	3,550	1,800
Transfers from MHFS to foreclosed assets	87	—
Net transfers from loans to MHFS	45	(235)
Net transfers from loans to LHFS	16	(412)
Transfers from loans to foreclosed assets	3,307	1,403

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to period end June 30, 2009, and through August 7, 2009, which is the date we issued our financial statements. During this period, there have been no material events that would require recognition in our second quarter 2009 consolidated financial statements or disclosure in the Notes to the financial statements.

2. BUSINESS COMBINATIONS
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.
In the first half of 2009, we completed the acquisitions of a factoring business with total assets of $74 million and four insurance brokerage businesses with total assets of $32 million. At June 30, 2009, we had no pending business combinations.
On December 31, 2008, we acquired all outstanding shares of Wachovia common stock in a stock-for-stock transaction. Because the transaction closed on the last day of the annual reporting period, certain fair value purchase accounting adjustments were based on data as of an interim period with estimates through year end. Accordingly, we have re-validated and, where necessary, have refined our purchase accounting adjustments. We will continue to update the fair value of net assets acquired for a period of up to one year from the date of the acquisition as we further refine acquisition date fair values. The impact of all changes were recorded to goodwill and increased goodwill by $1.9 billion in the first half of 2009. This acquisition was nontaxable and, as a result, there is no tax basis in goodwill. Accordingly, none of the goodwill associated with the Wachovia acquisition is deductible for tax purposes.
The refined allocation of the purchase price at December 31, 2008, is presented in the following table.
Purchase Price and Goodwill

	Dec. 31,
	2008		Dec. 31,
(in millions)	(refined)	Refinements	2008

Purchase price:
Value of common shares	$14,621	—	14,621
Value of preferred shares	8,409	—	8,409
Other (value of share-based awards and direct acquisition costs)	62	—	62

Total purchase price	23,092	—	23,092
Allocation of the purchase price:
Wachovia tangible stockholders’ equity, less prior purchase accounting adjustments and other basis adjustments eliminated in purchase accounting	19,386	(8)	19,394
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases, net	(17,961)	(1,564)	(16,397)
Premises and equipment, net	(680)	(224)	(456)
Intangible assets	14,589	(151)	14,740
Other assets	(3,869)	(425)	(3,444)
Deposits	(4,575)	(141)	(4,434)
Accrued expenses and other liabilities (exit, termination and other liabilities)	(2,404)	(805)	(1,599)
Long-term debt	(226)	(36)	(190)
Deferred taxes	8,104	1,428	6,676

Fair value of net assets acquired	12,364	(1,926)	14,290

Goodwill resulting from the merger	$10,728	1,926	8,802

The increase in goodwill includes the recognition of additional types of costs associated with involuntary employee termination, contract terminations and closing duplicate facilities and have been allocated to the purchase price. These costs will be recorded throughout 2009 as part of the further integration of Wachovia’s employees, locations and operations with Wells Fargo as management finalizes integration plans. The following table summarizes exit reserves associated with the Wachovia acquisition:

	Employee	Contract	Facilities
(in millions)	termination	termination	related	Total

Balance, December 31, 2008	$57	13	129	199
Purchase accounting adjustments	100	200	60	360
Cash payments / utilization	(50)	—	(8)	(58)

Balance, March 31, 2009	107	213	181	501

Purchase accounting adjustments	165	16	(75)	106
Cash payments / utilization	(46)	—	(41)	(87)

Balance, June 30, 2009	$226	229	65	520

3.	FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	June 30,	Dec. 31,
(in millions)	2009	2008

Federal funds sold and securities purchased under resale agreements	$12,071	8,439
Interest-earning deposits	2,876	39,890
Other short-term investments	1,029	1,104

Total	$15,976	49,433

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative other comprehensive income. There were no securities classified as held to maturity as of the periods presented.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

December 31, 2008
Securities of U.S. Treasury and federal agencies	$3,187	62	—	3,249
Securities of U.S. states and political subdivisions	14,062	116	(1,520)	12,658
Mortgage-backed securities:
Federal agencies	64,726	1,711	(3)	66,434
Residential	29,536	11	(4,717)	24,830
Commercial	12,305	51	(3,878)	8,478

Total mortgage-backed securities	106,567	1,773	(8,598)	99,742

Corporate debt securities	7,382	81	(539)	6,924
Collateralized debt obligations	2,634	21	(570)	2,085
Other (1) (2)	21,363	14	(602)	20,775

Total debt securities	155,195	2,067	(11,829)	145,433

Marketable equity securities:
Perpetual preferred securities	5,040	13	(327)	4,726
Other marketable equity securities	1,256	181	(27)	1,410

Total marketable equity securities	6,296	194	(354)	6,136

Total	$161,491	2,261	(12,183)	151,569

June 30, 2009
Securities of U.S. Treasury and federal agencies	$2,482	48	(13)	2,517
Securities of U.S. states and political subdivisions	12,802	354	(778)	12,378
Mortgage-backed securities:
Federal agencies	112,049	2,833	(38)	114,844
Residential (2)	34,022	1,523	(3,021)	32,524
Commercial	12,418	410	(2,605)	10,223

Total mortgage-backed securities	158,489	4,766	(5,664)	157,591

Corporate debt securities	8,575	501	(263)	8,813
Collateralized debt obligations	3,048	229	(529)	2,748
Other (1)	16,308	858	(327)	16,839

Total debt securities	201,704	6,756	(7,574)	200,886

Marketable equity securities:
Perpetual preferred securities	4,136	201	(274)	4,063
Other marketable equity securities	1,355	532	(41)	1,846

Total marketable equity securities	5,491	733	(315)	5,909

Total	$207,195	7,489	(7,889)	206,795

(1)	The “Other” category includes certain asset-backed securities collateralized by auto leases with a cost basis and fair value of $8,962 million and $9,201 million, respectively, at June 30, 2009, and $8,310 million and $7,852 million, respectively, at December 31, 2008.

(2)	Foreign residential mortgage-backed securities with a fair value of $3.4 billion are included in residential mortgage-backed securities at June 30, 2009. These instruments were included in other debt securities at December 31, 2008, and had a fair value of $6.3 billion.

Gross Unrealized Losses and Fair Value
The following table shows the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position. Debt securities on which we have taken only credit-related OTTI write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

December 31, 2008
Securities of U.S. Treasury and federal agencies	$—	—	—	—	—	—
Securities of U.S. states and political subdivisions	(745)	3,483	(775)	1,702	(1,520)	5,185
Mortgage-backed securities:
Federal agencies	(3)	83	—	—	(3)	83
Residential	(4,471)	9,960	(246)	238	(4,717)	10,198
Commercial	(1,726)	4,152	(2,152)	2,302	(3,878)	6,454

Total mortgage-backed securities	(6,200)	14,195	(2,398)	2,540	(8,598)	16,735

Corporate debt securities	(285)	1,056	(254)	469	(539)	1,525
Collateralized debt obligations	(113)	215	(457)	180	(570)	395
Other	(554)	8,638	(48)	38	(602)	8,676

Total debt securities	(7,897)	27,587	(3,932)	4,929	(11,829)	32,516

Marketable equity securities:
Perpetual preferred securities	(75)	265	(252)	360	(327)	625
Other marketable equity securities	(23)	72	(4)	9	(27)	81

Total marketable equity securities	(98)	337	(256)	369	(354)	706

Total	$(7,995)	27,924	(4,188)	5,298	(12,183)	33,222

June 30, 2009
Securities of U.S. Treasury and federal agencies	$(13)	519	—	—	(13)	519
Securities of U.S. states and political subdivisions	(165)	3,122	(613)	3,064	(778)	6,186
Mortgage-backed securities:
Federal agencies	(38)	6,778	—	—	(38)	6,778
Residential	(604)	7,699	(2,417)	10,116	(3,021)	17,815
Commercial	(592)	2,904	(2,013)	4,199	(2,605)	7,103

Total mortgage-backed securities	(1,234)	17,381	(4,430)	14,315	(5,664)	31,696

Corporate debt securities	(89)	993	(174)	767	(263)	1,760
Collateralized debt obligations	(154)	694	(375)	397	(529)	1,091
Other	(194)	1,350	(133)	78	(327)	1,428

Total debt securities	(1,849)	24,059	(5,725)	18,621	(7,574)	42,680

Marketable equity securities:
Perpetual preferred securities	(14)	326	(260)	615	(274)	941
Other marketable equity securities	(31)	239	(10)	17	(41)	256

Total marketable equity securities	(45)	565	(270)	632	(315)	1,197

Total	$(1,894)	24,624	(5,995)	19,253	(7,889)	43,877

For the securities in the above table, we do not have the intent to sell and have determined it is more likely than not that we will not be required to sell the security prior to recovery of the amortized cost basis. We have assessed each security for credit impairment. For debt securities, we evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities amortized cost basis. For equity securities, we consider numerous factors in determining whether impairment exists, including our intent and ability to hold the securities for a period of time sufficient to recover the securities’ amortized cost basis.
In determining whether a loss is temporary, we consider all relevant information including:
•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	Adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, in the financial condition of the underlying loan obligors, including changes in technology or the discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security or changes in the quality of the credit enhancement);
•	The historical and implied volatility of the fair value of the security;
•	The payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•	Failure of the issuer of the security to make scheduled interest or principal payments;
•	Any changes to the rating of the security by a rating agency; and
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.
To the extent we estimate future expected cash flows, we considered all available information in developing those expected cash flows. For asset-backed securities such as residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations and other types of asset-backed securities, such information generally included:
•	Remaining payment terms of the security (including as applicable, terms that require underlying obligor payments to increase in the future);
•	Current delinquencies and nonperforming assets of underlying collateral;
•	Expected future default rates;
•	Collateral value by vintage, geographic region, industry concentration or property type; and
•	Subordination levels or other credit enhancements.
Cash flow forecasts also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data.
Securities of U.S. Treasury and federal agencies
The unrealized losses associated with U.S. Treasury and federal agency securities do not have any credit losses due to the guarantees provided by the United States government.
Securities of U.S. states and political subdivisions
The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in interest rates and not due to the credit quality of the securities. These investments are almost exclusively investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities.

Federal Agency Mortgage-Backed Securities
The unrealized losses associated with federal agency mortgage-backed securities are primarily driven by changes in interest rates and not due to credit losses. These securities are issued by U.S. government or government-sponsored entities and do not have any credit losses given the explicit or implicit government guarantee.
Residential Mortgage-Backed Securities
The unrealized losses associated with private residential mortgage-backed securities are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. We estimate losses to a security by forecasting the underlying mortgage loans in each transaction. The forecasted loan performance is used to project cash flows to the various tranches in the structure. Cash flow forecasts also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
Commercial Mortgage-Backed Securities
The unrealized losses associated with commercial mortgage-backed securities are primarily driven by higher projected collateral losses and wider credit spreads. These investments are almost exclusively investment grade. We assess for credit impairment using a cash flow model. The key assumptions include default rates and severities. We estimate losses to a security by forecasting the underlying loans in each transaction. The forecasted loan performance is used to project cash flows to the various tranches in the structure. Cash flow forecasts also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
Corporate Debt Securities
The unrealized losses associated with corporate debt securities are primarily related to securities backed by commercial loans and individual issuer companies. For securities with commercial loans as the underlying collateral, we have evaluated the expected credit losses in the security and concluded that we have sufficient credit enhancement when compared with our estimate of credit losses for the individual security. For individual issuers, we evaluate the financial performance of the issuer on a quarterly basis to determine that the issuer can make all contractual principal and interest payments.
Collateralized Debt Obligations
The unrealized losses associated with collateralized debt obligations relate to securities primarily backed by commercial, residential or other consumer collateral. The losses are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of these securities.

Other Debt Securities
The unrealized losses associated with other debt securities primarily relate to other asset-backed securities, which are primarily backed by auto, home equity and student loans. The losses are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
Marketable Equity Securities
Our marketable equity securities include investments in perpetual preferred securities, which provide very attractive tax-equivalent yields and were current as to periodic distributions in accordance with their respective terms as of June 30, 2009. We evaluated these hybrid financial instruments with investment-grade ratings for impairment using an evaluation methodology similar to that used for debt securities. Perpetual preferred securities were not other-than-temporarily impaired at June 30, 2009, if there was no evidence of credit deterioration or investment rating downgrades of any issuers to below investment grade, and we expected to continue to receive full contractual payments. We will continue to evaluate the prospects for these securities for recovery in their market value in accordance with our policy for estimating OTTI. We have recorded impairment write-downs on perpetual preferred securities where there was evidence of credit deterioration.
The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the residential and commercial mortgage-backed securities or other securities deteriorate and our credit enhancement levels do not provide sufficient protection to our contractual principal and interest. As a result, there is a risk that significant OTTI may occur in the future given the current economic environment.

The table below shows the gross unrealized losses and fair value of debt and perpetual preferred securities in the available-for-sale portfolio by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

December 31, 2008
Securities of U.S. Treasury and federal agencies	$—	—	—	—
Securities of U.S. states and political subdivisions	(1,464)	5,028	(56)	157
Mortgage-backed securities:
Federal agencies	(3)	83	—	—
Residential	(4,574)	10,045	(143)	153
Commercial	(3,863)	6,427	(15)	27

Total mortgage-backed securities	(8,440)	16,555	(158)	180
Corporate debt securities	(36)	579	(503)	946
Collateralized debt obligations	(478)	373	(92)	22
Other	(549)	8,612	(53)	64

Total debt securities	(10,967)	31,147	(862)	1,369
Perpetual preferred securities	(311)	604	(16)	21

Total	$(11,278)	31,751	(878)	1,390

June 30, 2009
Securities of U.S. Treasury and federal agencies	$(13)	519	—	—
Securities of U.S. states and political subdivisions	(670)	5,856	(108)	330
Mortgage-backed securities:
Federal agencies	(38)	6,778	—	—
Residential	(1,127)	10,150	(1,894)	7,665
Commercial	(2,558)	6,967	(47)	136

Total mortgage-backed securities	(3,723)	23,895	(1,941)	7,801
Corporate debt securities	(88)	787	(175)	973
Collateralized debt obligations	(194)	652	(335)	439
Other	(66)	782	(261)	646

Total debt securities	(4,754)	32,491	(2,820)	10,189
Perpetual preferred securities	(259)	836	(15)	105

Total	$(5,013)	33,327	(2,835)	10,294

Realized Gains and Losses
The following table shows the gross realized gains and losses on the sales of securities from the securities available-for-sale portfolio, including marketable equity securities. Realized losses include OTTI write-downs.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Gross realized gains	$416	76	710	454
Gross realized losses	(348)	(139)	(718)	(227)

Net realized gains (losses)	$68	(63)	(8)	227

Other-Than-Temporary Impairment
The following table shows the detail of total OTTI related to debt and equity securities available for sale, and nonmarketable equity securities.

	June 30, 2009
	Quarter	Six months
(in millions)	ended	ended

OTTI write-downs (included in earnings)
Debt securities	$308	577
Equity securities:
Securities available for sale	27	70
Nonmarketable equity securities	128	332

Total equity securities	155	402

Total OTTI write-downs	$463	979

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$307	570
Securities we intend to sell	1	7
Recorded directly to other comprehensive income for non-credit-related impairment	664	998

Total OTTI on debt securities	$972	1,575

The following table provides detail of OTTI recognized in earnings for debt and equity securities available for sale by major security type.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Debt securities
U.S. states and political subdivisions	$5	—	5	—
Residential mortgage-backed securities	214	69	392	73
Commercial mortgage-backed securities	1	—	11	—
Corporate debt securities	22	19	53	31
Collateralized debt obligations	46	4	96	4
Other debt securities	20	—	20	—

Total debt securities	308	92	577	108
Marketable equity securities
Perpetual preferred securities	18	33	45	33
Other marketable equity securities	9	4	25	61

Total marketable equity securities	27	37	70	94

Total OTTI losses recognized in earnings	$335	129	647	202

Securities that were determined to be credit impaired during the current quarter as opposed to prior quarters, in general have experienced further degradation in expected cash flows primarily due to higher loss forecasts and slower prepayment speeds.
Other-Than-Temporarily Impaired Debt Securities
We recognize OTTI for debt securities classified as available for sale in accordance with FSP FAS 115-2 and FAS 124-2. As required by this FSP, we assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as losses in the income statement, but is recognized in other comprehensive income. We believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in other comprehensive income.
The table below presents a roll-forward of the credit loss component recognized in earnings (referred to as “credit-impaired” debt securities). The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2009. OTTI recognized in earnings in the first half of 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended	Six months ended
(in millions)	June 30, 2009	June 30, 2009

Balance, beginning of period	$727	471

Additions (1):
Initial credit impairments	216	413
Subsequent credit impairments	91	157

Reductions:
For securities sold	(16)	(23)
Due to change in intent to sell or requirement to sell	(1)	(1)
For increases in expected cash flows	(5)	(5)

Balance, end of period	$1,012	1,012

(1)	Excludes $1 million and $7 million for the quarter and six months ended June 30, 2009, respectively, of OTTI on debt securities we intend to sell.

For asset-backed securities (e.g., residential mortgage-backed securities), we estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The table below presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for residential mortgage-backed securities at June 30, 2009.

	Residential MBS
	Quarter ended	Six months ended
	June 30, 2009	June 30, 2009

Expected remaining life of loan losses (1):
Range (2)	0 to 57.66%	0 to 57.66
Weighted average (3)	9.95	10.35

Current subordination levels (4):
Range (2)	0 to 18.99	0 to 19.68
Weighted average (3)	7.66	7.49

Prepayment speed (annual CPR (5)):
Range (2)	5.42 to 18.25	5.42 to 24.64
Weighted average (3)	10.18	11.47

(1)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.

(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.

(3)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.

(4) (5)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance. Constant prepayment rate.

Contractual Maturities
The following table shows the remaining contractual principal maturities and contractual yields of debt securities available for sale. The remaining contractual principal maturities for mortgage-backed securities were determined assuming no prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

			Remaining contractual principal maturity
		Weighted-			After one year		After five years
	Total	average	Within one year		through five years		through ten years		After ten years
(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

December 31, 2008

Securities of U.S. Treasury and federal agencies	$3,249	1.54%	$1,719	0.02%	$1,127	3.15%	$388	3.40%	$15	4.79%
Securities of U.S. states and political subdivisions	12,658	7.54	210	5.54	784	7.36	1,163	7.39	10,501	7.61
Mortgage-backed securities:
Federal agencies	66,434	5.73	42	4.23	122	4.98	353	6.02	65,917	5.73
Residential	24,830	6.73	—	—	—	—	34	8.15	24,796	6.73
Commercial	8,478	7.95	—	—	5	1.57	135	8.64	8,338	7.94

Total mortgage-backed securities	99,742	6.17	42	4.23	127	4.87	522	6.83	99,051	6.17

Corporate debt securities	6,924	5.81	432	5.49	3,697	4.76	2,212	7.48	583	6.31
Collateralized debt obligations	2,085	4.52	—	—	120	7.83	809	3.65	1,156	4.77
Other	20,775	5.17	43	3.82	8,057	7.41	1,346	4.86	11,329	3.61

Total debt securities at fair value (1)	$145,433	6.00%	$2,446	1.60%	$13,912	6.34%	$6,440	6.14%	$122,635	6.04%

June 30, 2009
Securities of U.S. Treasury and federal agencies	$2,517	1.83%	$560	0.34%	$751	3.12%	$1,187	1.66%	$19	5.53%
Securities of U.S. states and political subdivisions	12,378	6.86	81	9.02	633	7.02	1,095	6.88	10,569	6.83
Mortgage-backed securities:
Federal agencies	114,844	5.31	20	4.59	73	5.72	313	5.62	114,438	5.31
Residential	32,524	5.82	15	4.83	125	0.57	127	5.79	32,257	5.84
Commercial	10,223	6.85	80	1.19	72	5.20	201	6.43	9,870	6.92

Total mortgage-backed securities	157,591	5.51	115	2.27	270	3.20	641	5.91	156,565	5.52

Corporate debt securities	8,813	5.17	763	4.95	4,777	4.77	2,863	5.94	410	4.85
Collateralized debt obligations	2,748	2.34	—	—	97	4.98	1,185	2.99	1,466	1.64
Other	16,839	3.83	103	4.03	9,769	5.26	1,075	3.64	5,892	1.50

Total debt securities at fair value (1)	$200,886	5.35%	$1,622	3.32%	$16,297	5.05%	$8,046	4.69%	$174,921	5.43%

(1)	The weighted-average yield is computed using the contractual life amortization method.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The major categories of loans outstanding showing those subject to SOP 03-3 are presented in the following table. Certain loans acquired in the Wachovia acquisition are subject to SOP 03-3. These include loans where it is probable that we will not collect all contractual principal and interest. Loans within the scope of SOP 03-3 are initially recorded at fair value, and no allowance is carried over or initially recorded. Outstanding balances of all other loans are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $16,535 million at June 30, 2009, and $16,891 million, at December 31, 2008.

	June 30, 2009			Dec. 31, 2008
		All			All
	SOP 03-3	other		SOP 03-3	other
(in millions)	loans	loans	Total	loans	loans	Total

Commercial and commercial real estate:
Commercial	$2,667	179,370	182,037	4,580	197,889	202,469
Other real estate mortgage	5,826	97,828	103,654	7,762	95,346	103,108
Real estate construction	4,295	28,943	33,238	4,503	30,173	34,676
Lease financing	—	14,555	14,555	—	15,829	15,829

Total commercial and commercial real estate	12,788	320,696	333,484	16,845	339,237	356,082

Consumer:
Real estate 1-4 family first mortgage	40,471	196,818	237,289	39,214	208,680	247,894
Real estate 1-4 family junior lien mortgage	398	106,626	107,024	728	109,436	110,164
Credit card	—	23,069	23,069	—	23,555	23,555
Other revolving credit and installment	—	90,654	90,654	151	93,102	93,253

Total consumer	40,869	417,167	458,036	40,093	434,773	474,866

Foreign	1,554	28,540	30,094	1,859	32,023	33,882

Total loans	$55,211	766,403	821,614	58,797	806,033	864,830

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

	June 30,	Dec. 31,
(in millions)	2009	2008

Impairment measurement based on:
Collateral value method	$247	88
Discounted cash flow method (1)	9,864	3,552

Total (2)	$10,111	3,640

(1)	The June 30, 2009, balance includes $446 million of Government National Mortgage Association (GNMA) loans that are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs. Although both principal and interest are insured, the insured interest rate may be different than the original contractual interest rate prior to modification, resulting in interest impairment under a discounted cash flow methodology.

(2)	Includes $9,746 million and $3,468 million of impaired loans with a related allowance of $2,045 million and $816 million at June 30, 2009, and December 31, 2008, respectively. The remaining impaired loans do not have a related allowance.
The average recorded investment in impaired loans was $8,465 million in second quarter 2009 and $2,944 million in fourth quarter 2008. In the first half of 2009, the average recorded investment was $7,199 million.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Balance, beginning of period	$22,846	6,013	21,711	5,518
Provision for credit losses	5,086	3,012	9,644	5,040
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(755)	(333)	(1,351)	(592)
Other real estate mortgage	(152)	(6)	(183)	(10)
Real estate construction	(236)	(28)	(341)	(57)
Lease financing	(65)	(13)	(85)	(25)

Total commercial and commercial real estate	(1,208)	(380)	(1,960)	(684)

Consumer:
Real estate 1-4 family first mortgage	(790)	(103)	(1,214)	(184)
Real estate 1-4 family junior lien mortgage	(1,215)	(352)	(2,088)	(807)
Credit card	(712)	(369)	(1,334)	(682)
Other revolving credit and installment	(802)	(488)	(1,702)	(1,031)

Total consumer	(3,519)	(1,312)	(6,338)	(2,704)

Foreign	(56)	(58)	(110)	(126)

Total loan charge-offs	(4,783)	(1,750)	(8,408)	(3,514)

Loan recoveries:
Commercial and commercial real estate:
Commercial	51	32	91	63
Other real estate mortgage	6	2	16	3
Real estate construction	4	1	6	2
Lease financing	4	3	7	6

Total commercial and commercial real estate	65	38	120	74

Consumer:
Real estate 1-4 family first mortgage	32	7	65	13
Real estate 1-4 family junior lien mortgage	44	18	70	35
Credit card	48	40	88	78
Other revolving credit and installment	198	121	402	246

Total consumer	322	186	625	372

Foreign	10	14	19	28

Total loan recoveries	397	238	764	474

Net loan charge-offs (1)	(4,386)	(1,512)	(7,644)	(3,040)

Allowances related to business combinations/other	(16)	4	(181)	(1)

Balance, end of period	$23,530	7,517	23,530	7,517

Components:
Allowance for loan losses	$23,035	7,375	23,035	7,375
Reserve for unfunded credit commitments	495	142	495	142

Allowance for credit losses	$23,530	7,517	23,530	7,517

Net loan charge-offs (annualized) as a percentage of average total loans (1)	2.11%	1.55	1.82	1.58
Allowance for loan losses as a percentage of total loans (2)	2.80	1.85	2.80	1.85
Allowance for credit losses as a percentage of total loans (2)	2.86	1.88	2.86	1.88

(1)	For loans accounted for under SOP 03-3, charge-offs are only recorded to the extend that losses exceed the purchase accounting estimates.

(2)	The allowance for loan losses and the allowance for credit losses include $49 million for the quarter ended June 30, 2009, and none for prior periods related to loans acquired from Wachovia that are accounted for under SOP 03-3. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

SOP 03-3
At June 30, 2009, and December 31, 2008, loans within the scope of SOP 03-3 had an unpaid principal balance of $87.5 billion and $96.2 billion, respectively, and a carrying value of $55.2 billion and $59.2 billion, respectively. The following table provides details on the SOP 03-3 loans acquired from Wachovia.

Dec. 31, 2008
(in millions)	(refined)

Contractually required payments including interest	$114,935
Nonaccretable difference (1)	(45,242)

Cash flows expected to be collected (2)	69,693
Accretable yield	(10,492)

Fair value of loans acquired	$59,201

(1)	Includes $40.9 billion in principal cash flows not expected to be collected, $2.0 billion of pre-acquisition charge-offs and $2.3 billion of future interest not expected to be collected.

(2)	Represents undiscounted expected principal and interest cash flows.
The change in the accretable yield related to SOP 03-3 loans is presented in the following table.

	Quarter ended	Six months ended
(in millions)	June 30, 2009	June 30, 2009

Balance, beginning of period (refined)	$(9,927)	(10,492)
Reclassified from nonaccretable difference	(20)	(20)
Accretion	495	1,060

Balance, end of period	$(9,452)	(9,452)

In second quarter 2009, we recorded $152 million of provision for credit losses for deterioration in Wachovia’s SOP 03-3 loans that occurred subsequent to the acquisition on December 31, 2008. This included net charge-offs of $103 million and an addition to the allowance for loan losses at June 30, 2009, of $49 million. The provision for credit losses for SOP 03-3 loans in first quarter 2009, was $19 million and there was no related allowance for loan losses at March 31, 2009.

6. OTHER ASSETS
The components of other assets were:

	June 30,	Dec. 31,
(in millions)	2009	2008

Nonmarketable equity investments:
Cost method:
Private equity investments	$2,781	3,040
Federal bank stock	5,997	6,106

Total cost method	8,778	9,146
Equity method	6,029	6,358
Principal investments (1)	1,250	1,278

Total nonmarketable equity investments (2)	16,057	16,782

Operating lease assets	2,690	2,251
Accounts receivable	16,181	22,493
Interest receivable	5,378	5,746
Core deposit intangibles	11,494	11,999
Customer relationship and other intangibles	2,591	3,516
Foreclosed assets:
GNMA loans (3)	932	667
Other	1,592	1,526
Due from customers on acceptances	615	615
Other	44,485	44,206

Total other assets	$102,015	109,801

(1)	Principal investments are recorded at fair value with realized and unrealized gains (losses) included in net gains (losses) from equity investments in the income statement.

(2)	Certain amounts in the above table have been reclassified to conform to the current presentation.

(3)	Consistent with regulatory reporting requirements, foreclosed assets include foreclosed real estate securing GNMA loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Income related to nonmarketable equity investments was:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Net gains (losses) from private equity investments (1)	$(71)	18	(291)	364
Net losses from principal investments	(7)	—	(15)	—
Net gains (losses) from all other nonmarketable equity investments	(94)	48	(143)	9

Net gains (losses) from nonmarketable equity investments	$(172)	66	(449)	373

(1)	Net gains in 2008 include $334 million gain from our ownership in Visa, which completed its initial public offering in March 2008.

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
A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which, under current accounting standards, is the entity that, through its variable interests, absorbs the majority of a VIE’s variability. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets.

The classifications of assets and liabilities in our balance sheet associated with our transactions with QSPEs and VIEs follow:

				Transfers that
		VIEs that we	VIEs	we account
		do not	that we	for as secured
(in millions)	QSPEs	consolidate (1)	consolidate	borrowings	Total

December 31, 2008

Cash	$—	—	117	287	404
Trading account assets	1,261	5,241	71	141	6,714
Securities (2)	18,078	15,168	922	6,094	40,262
Mortgages held for sale	56	—	—	—	56
Loans (3)	—	16,882	217	4,126	21,225
MSRs	14,106	—	—	—	14,106
Other assets	345	5,022	2,416	55	7,838

Total assets	33,846	42,313	3,743	10,703	90,605

Short-term borrowings	—	—	307	1,440	1,747
Accrued expenses and other liabilities	528	1,976	330	26	2,860
Long term debt	—	—	1,773	7,125	8,898
Noncontrolling interests	—	—	121	—	121

Total liabilities and noncontrolling interests	528	1,976	2,531	8,591	13,626

Net assets	$33,318	40,337	1,212	2,112	76,979

June 30, 2009

Cash	$—	—	157	241	398
Trading account assets	1,868	5,360	68	89	7,385
Securities (2)	20,113	15,222	1,558	6,113	43,006
Mortgages held for sale	—	—	—	—	—
Loans (3)	—	16,834	320	3,224	20,378
MSRs	15,932	10	—	—	15,942
Other assets	268	5,962	2,573	52	8,855

Total assets	38,181	43,388	4,676	9,719	95,964

Short-term borrowings	—	—	296	2,278	2,574
Accrued expenses and other liabilities	1,005	2,972	609	3,944	8,530
Long term debt	—	—	1,877	2,852	4,729
Noncontrolling interests	—	—	122	—	122

Total liabilities and noncontrolling interests	1,005	2,972	2,904	9,074	15,955

Net assets	$37,176	40,416	1,772	645	80,009

(1)	Reverse repurchase agreements of $769 million are included in other assets at June 30, 2009. These instruments were included in loans at December 31, 2008, in the amount of $349 million.

(2)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA).

(3)	Excludes related allowance for loan losses.
The following disclosures regarding our significant continuing involvement with QSPEs and unconsolidated VIEs exclude entities where our only involvement is in the form of: (1) investments in trading securities, (2) investments in securities or loans underwritten by third parties, (3) certain derivatives such as interest rate swaps or cross currency swaps that have customary terms, and (4) administrative or trustee services. We determined these forms of involvement to be insignificant due to the temporary nature and size as well as our lack of involvement in the design or operations of VIEs or QSPEs.
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
A summary of our involvements with QSPEs follows:

					Other
	Total	Debt and			commitments
	QSPE	equity	Servicing		and	Net
(in millions)	assets (1)	interests (2)	assets	Derivatives	guarantees	assets

December 31, 2008
		Carrying value — asset (liability)

Residential mortgage loan securitizations:
Conforming (3)	$1,008,824	10,207	11,715	—	150	22,072
Other/nonconforming	135,951	7,262	1,236	30	(661)	7,867
Commercial mortgage securitizations	355,267	1,452	1,098	524	(14)	3,060
Auto loan securitizations	4,133	72	—	43	—	115
Student loan securitizations	2,765	76	57	—	—	133
Other	11,877	74	—	(3)	—	71

Total	$1,518,817	19,143	14,106	594	(525)	33,318

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming (3)		$10,207	11,715	—	647	22,569
Other/nonconforming		7,262	1,236	300	71	8,869
Commercial mortgage securitizations		1,452	1,098	524	3,302	6,376
Auto loan securitizations		72	—	43	—	115
Student loan securitizations		76	57	—	—	133
Other		74	—	1,465	37	1,576

Total		$19,143	14,106	2,332	4,057	39,638

June 30, 2009
		Carrying value — asset (liability)

Residential mortgage loan securitizations:
Conforming (3)	$1,072,883	11,263	12,921	—	(671)	23,513
Other/nonconforming	296,104	8,501	2,054	19	(60)	10,514
Commercial mortgage securitizations	417,345	1,569	903	335	(19)	2,788
Auto loan securitizations	3,236	105	—	30	—	135
Student loan securitizations	2,719	161	54	—	—	215
Other	9,488	11	—	—	—	11

Total	$1,801,775	21,610	15,932	384	(750)	37,176

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming (3)		$11,263	12,921	—	1,536	25,720
Other/nonconforming		8,501	2,054	254	60	10,869
Commercial mortgage securitizations		1,569	903	585	3,132	6,189
Auto loan securitizations		105	—	30	—	135
Student loan securitizations		161	54	—	—	215
Other		11	—	—	37	48

Total		$21,610	15,932	869	4,765	43,176

(1)	Represents the remaining principal balance of assets held by QSPEs using the most current information available.

(2)	Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(3)	Conforming residential mortgage loan securitizations are those that are guaranteed by government-sponsored entities.

“Maximum exposure to loss” represents the carrying value of our involvement with off-balance sheet QSPEs plus remaining undrawn liquidity and lending commitments, notional amount of net written derivative contracts, and notional amount of other commitments and guarantees. Maximum exposure to loss is a required disclosure under GAAP and represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is its extremely remote possibility, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.
We recognized net losses of $1 million and $5 million from sales of financial assets in securitizations in the second quarter and first half of 2009, respectively. Additionally, we had the following cash flows with our securitization trusts.

	Quarter ended June 30, 2009		Six months ended June 30, 2009
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets

Sales proceeds from securitizations (1)	$120,167	—	201,345	—
Servicing fees	1,084	5	2,084	23
Other interests held	668	37	1,163	116
Purchases of delinquent assets	11	—	24	—
Net servicing advances	67	—	129	—

(1)	Represents cash flow data for all loans securitized in the periods presented.
For securitizations completed in second quarter 2009, we used the following assumptions to determine the fair value of mortgage servicing rights at the date of securitization: a prepayment speed (annual constant prepayment rate) of 10.4%, life of 6.8 years and a discount rate of 8.8%.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2009, for residential and commercial mortgage servicing rights, and other interests held related primarily to residential mortgage loan securitizations are presented in the following table.

		Other interests held (1)
	Mortgage	Interest-
	servicing	only	Subordinated	Senior
(in millions)	rights	strips	bonds (2)	bonds (3)

Fair value of interests held	$17,001	510	604	6,251
Expected weighted-average life (in years)	5.4	3.5	4.7	7.6

Prepayment speed assumption (annual CPR)	18.1%	9.0	8.1	10.2
Decrease in fair value from:
10% adverse change	$763	15	8	74
25% adverse change	1,786	35	15	194

Discount rate assumption	8.6%	10.1	18.3	10.4
MSRs and other interests held Decrease in fair value from:
100 basis point increase	$745	14	19	194
200 basis point increase	1,426	26	38	372

Credit loss assumption			4.9%	3.9
Decrease in fair value from:
10% higher losses			$27	15
25% higher losses			48	38

(1)	Excludes securities retained in securitizations issued through government-sponsored entities (GSEs) such as FNMA, FHLMC and GNMA because we do not believe the value of these securities would be materially affected by the adverse changes in assumptions noted in the table. These GSE securities and other interests held presented in this table are included in debt and equity interests in our disclosure of our involvements with QSPEs shown on page 84.

(2)	Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance.

(3)	Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance.
The sensitivities in the table above are hypothetical and caution should be exercised when relying on this data. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the other interests held is calculated independently without changing any other assumptions. In reality, changes in one factor may result in changes in others (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

The table below presents information about the principal balances of owned and securitized loans.

					Net charge-offs
	Total loans (1)		Delinquent loans (2) (3)		(recoveries) (3)
	June 30,	Dec. 31,	June 30,	Dec. 31,	Six months ended
(in millions)	2009	2008	2009	2008	June 30, 2009

Commercial and commercial real estate:
Commercial	$183,368	204,113	3,327	1,471	1,260
Other real estate mortgage	310,645	310,480	4,827	1,058	176
Real estate construction	33,238	34,676	3,070	1,221	335
Lease financing	14,555	15,829	130	92	78

Total commercial and commercial real estate	541,806	565,098	11,354	3,842	1,849

Consumer:
Real estate 1-4 family first mortgage	1,230,256	1,165,456	13,403	6,849	1,648
Real estate 1-4 family junior lien mortgage	112,015	115,308	2,354	1,421	2,069
Credit card	23,069	23,555	680	687	1,246
Other revolving credit and installment	100,782	104,886	1,574	1,427	1,366

Total consumer	1,466,122	1,409,205	18,011	10,384	6,329

Foreign	30,094	33,882	258	91	91

Total loans owned and securitized	2,038,022	2,008,185	$29,623	14,317	8,269

Less:
Securitized loans	1,169,004	1,117,039
Mortgages held for sale	41,991	20,088
Loans held for sale	5,413	6,228

Total loans held	$821,614	864,830

(1)	Represents loans in the balance sheet or that have been securitized and includes residential mortgages sold to FNMA, FHLMC and GNMA and securitizations where servicing is our only form of continuing involvement.

(2)	Delinquent loans are 90 days or more past due and still accruing interest as well as nonaccrual loans.

(3)	Delinquent loans and net charge-offs exclude loans sold to FNMA, FHLMC and GNMA. We continue to service the loans and would only experience a loss if required to repurchase a delinquent loan due to a breach in original representations and warranties associated with our underwriting standards.
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

A summary of our involvements with off-balance sheet (unconsolidated) VIEs follows:

				Other
	Total	Debt and		commitments
	VIE	equity		and	Net
(in millions)	assets (1)	interests	Derivatives	guarantees	assets

December 31, 2008
		Carrying value — asset (liability)
CDOs	$48,802	14,080	1,053	—	15,133
Wachovia administered ABCP conduit	10,767	—	—	—	—
Asset-based finance structures	11,614	9,232	(136)	—	9,096
Tax credit structures	22,882	4,366	—	(516)	3,850
CLOs	23,339	3,217	109	—	3,326
Investment funds	105,808	3,543	—	—	3,543
Credit-linked note structures	12,993	50	1,472	—	1,522
Money market funds (2)	31,843	50	10	—	60
Other (3)	1,832	3,983	(36)	(141)	3,806

Total	$269,880	38,521	2,472	(657)	40,336

		Maximum exposure to loss

CDOs		$14,080	4,849	1,514	20,443
Wachovia administered ABCP conduit		—	15,824	—	15,824
Asset-based finance structures		9,346	136	—	9,482
Tax credit structures		4,366	—	560	4,926
CLOs		3,217	109	555	3,881
Investment funds		3,550	—	140	3,690
Credit-linked note structures		50	2,253	—	2,303
Money market funds (2)		50	51	—	101
Other (3)		3,991	130	578	4,699

Total		$38,650	23,352	3,347	65,349

June 30, 2009

		Carrying value — asset (liability)

CDOs	$63,325	14,165	1,132	(848)	14,449
Wachovia administered ABCP conduit	7,617	—	—	—	—
Asset-based finance structures	18,471	10,765	(88)	—	10,677
Tax credit structures	27,804	4,558	—	(753)	3,805
CLOs	23,551	3,561	115	—	3,676
Investment funds	93,044	2,566	—	—	2,566
Credit-linked note structures	1,878	64	1,226	—	1,290
Money market funds (2)	30,412	33	(9)	—	24
Other (3)	7,350	3,959	1	(31)	3,929

Total	$273,452	39,671	2,377	(1,632)	40,416

		Maximum exposure to loss

CDOs		$14,165	3,480	96	17,741
Wachovia administered ABCP conduit		—	7,769	—	7,769
Asset-based finance structures		10,765	88	441	11,294
Tax credit structures		4,558	—	12	4,570
CLOs		3,561	115	520	4,196
Investment funds		2,566	500	116	3,182
Credit-linked note structures		64	2,005	—	2,069
Money market funds (2)		33	39	12	84
Other (3)		3,959	2	200	4,161

Total		$39,671	13,998	1,397	55,066

(1)	Represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the remaining notional amount of the derivative is included in the asset balance.

(2)	Excludes previously supported money market funds, to which the Company no longer provides non-contractual financial support.

(3)	Contains investments in auction rate securities issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

“Maximum exposure to loss” represents the carrying value of our involvement with off-balance sheet (unconsolidated) VIEs plus remaining undrawn liquidity and lending commitments, notional amount of net written derivative contracts, and notional amount of other commitments and guarantees. Maximum exposure to loss is a required disclosure under GAAP and represents the estimated loss that would be incurred under an assumed, although we believe extremely remote, hypothetical circumstance, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.
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
Multi-seller commercial paper conduit
We administer a multi-seller asset-backed commercial paper (ABCP) conduit that arranges financing for certain client transactions. We acquired the relationship with this conduit in the Wachovia merger. This conduit is a bankruptcy remote entity that makes loans to, or purchases certificated interests from SPEs established by our clients (sellers) and which are secured by pools of financial assets. The conduit funds itself through the issuance of highly rated commercial paper to third party investors. The primary source of repayment of the commercial paper is the cash flows from the conduit’s assets or the re-issuance of commercial paper upon maturity. The conduit’s assets are structured with deal-specific credit enhancements generally in the form of overcollateralization provided by the seller, but also may include subordinated interests, cash reserve accounts, third party credit support facilities and excess spread capture. The weighted average life of the conduit’s assets was 2.9 years at June 30, 2009, and 3.0 years at December 31, 2008, respectively.
The composition of the conduit’s assets follows:

	June 30, 2009		Dec. 31, 2008
	Funded	Total	Funded	Total
	asset	committed	asset	committed
	composition	exposure	composition	exposure

Auto loans	24.2%	22.0	34.1	26.7
Commercial and middle market loans	47.8	44.5	27.6	32.6
Equipment loans	15.3	12.9	14.4	11.4
Trade receivables	5.0	10.3	8.8	10.9
Credit cards	2.4	1.8	7.0	7.9
Leases	2.5	3.5	6.1	7.0
Other	2.8	5.0	2.0	3.5

Total	100.0%	100.0	100.0	100.0

The table below summarizes the weighted-average credit rating equivalents of the conduit’s assets. These ratings are based on internal rating criteria.

	June 30, 2009		Dec. 31, 2008
	Funded	Total	Funded	Total
	asset	committed	asset	committed
	composition	exposure	composition	exposure

AAA	4.4%	3.5	9.4	10.4
AA	8.7	7.8	8.3	11.7
A	44.7	53.3	52.2	51.5
BBB/BB	42.2	35.4	30.1	26.4

Total	100.0%	100.0	100.0	100.0

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
The weighted-average life of the commercial paper was 51.6 days at June 30, 2009, and the average yield on the commercial paper was 0.60%. The ability of the conduit to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. At June 30, 2009, we did not hold any of the commercial paper issued by the conduit.
The conduit has issued a subordinated note to a third party investor. The subordinated note is designed to absorb the expected variability associated with the credit risk in the conduit’s assets as well as assets that may be funded by us as a result of a purchase under the provisions of the liquidity purchase agreements. Actual credit losses incurred on the conduit’s assets or assets purchased under the liquidity facilities are absorbed first by the subordinated note prior to any allocation to us as the liquidity provider. At June 30, 2009, the balance of the subordinated note was $60 million and it matures in 2017.
At least quarterly, or more often if circumstances dictate, we assess whether we are the primary beneficiary of the conduit based on our expectation of the variability associated with our liquidity facility and administrative fee arrangement. Such circumstances may include changes to deal-specific liquidity arrangements, changes to the terms of the conduit’s assets or the purchase of the conduit’s commercial paper. We assess variability using a quantitative expected loss model. The key inputs to the model include internally generated risk ratings that are mapped to third party rating agency loss-given-default assumptions. We do not consolidate the conduit because our expected loss model indicates that the holder of the subordinated note absorbs the majority of the variability of the conduit’s assets.
Asset-based finance structures
We engage in various forms of structured finance arrangements with VIEs that are collateralized by various asset classes including energy contracts, auto and other transportation leases, intellectual property, equipment and general corporate credit. We typically provide senior financing, and may act as an interest rate swap or commodity derivative counterparty when necessary. In most cases, we are not the primary beneficiary of these structures because we do not retain a majority of the variability in these transactions.
For example, we had investments in asset-backed securities that were collateralized by auto leases and cash reserves. These fixed-rate securities have been structured as single-tranche, fully amortizing, unrated bonds that are equivalent to investment-grade securities due to their significant overcollateralization. The securities are issued by SPEs that have been formed and sponsored by third party auto financing institutions primarily because they require a source of liquidity to fund ongoing vehicle sales operations.
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
Investment funds
At June 30, 2009, we had investments of $1.2 billion and lending arrangements of $769 million with certain funds managed by one of our majority owned subsidiaries compared with investments of $2.1 billion and lending arrangements of $349 million at December 31, 2008. In addition, we also provide a default protection agreement to a third party lender to one of these funds. Our involvements in these funds are either senior or of equal priority to third party investors. We do not consolidate the investment funds because we do not absorb the majority of the expected future variability associated with the funds’ assets, including variability associated with credit, interest rate and liquidity risks.
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

Money market funds
We entered into a capital support agreement in first quarter 2008 for up to $130 million related to an investment in a structured investment vehicle (SIV) held by our AAA-rated non-government money market funds. We entered into this agreement in order to maintain a AAA credit rating and a net asset value of $1.00 for the funds. In third quarter 2008, we fulfilled our obligation under this agreement by purchasing the SIV investment from the funds. At December 31, 2008, the SIV investment was recorded as a debt security in our securities available-for-sale portfolio. In addition, at June 30, 2009, we had remaining outstanding support agreements of $51 million to certain other funds to support the value of certain investments held by those funds. We recorded a loss of $50 million and a liability of $9 million in the first half of 2009 in connection with these support agreements. We do not consolidate these funds because we do not absorb the majority of the expected future variability associated with the funds assets. We are generally not responsible for investment losses incurred by our funds, and we do not have a contractual or implicit obligation to indemnify such losses or provide additional support to the funds. While we elected to enter into the capital support agreements for the funds, we are not obligated and may elect not to provide additional support to these funds or other funds in the future.
Credit-linked note structures
We enter into credit-linked note structures for two separate purposes. First and primarily, we structure transactions for clients designed to provide investors with specified returns based on the returns of an underlying security, loan or index. Second, in certain situations, we also use credit-linked note structures to generate regulatory capital for the Company by structuring similar transactions that are indexed to the returns of a pool of underlying securities or loans that we own. Both of these types of transactions result in the issuance of credit-linked notes and typically involve a bankruptcy remote SPE that synthetically obtains exposure to the underlying through a derivative instrument such as a written credit default swap or total return swap. The SPE issues notes to investors based on the referenced underlying securities or loans. Proceeds received from the issuance of these notes are usually invested in investment grade financial assets. We are typically the derivative counterparty to these transactions and administrator responsible for investing the note proceeds. We do not consolidate these SPEs because we typically do not hold any of the notes that they issue.
Other transactions with VIEs
In August 2008, Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third party investors by two of its subsidiaries. ARS are debt instruments with long-term maturities, but which reprice more frequently. Certain of these securities were issued by VIEs. At June 30, 2009, we held in our securities available-for-sale portfolio $3.5 billion of ARS issued by VIEs that we redeemed pursuant to this agreement, compared with $3.7 billion at December 31, 2008. At December 31, 2008, we had a liability in our balance sheet of $91 million for additional losses on anticipated future redemptions of ARS issued by VIEs. We did not have a liability related to this event at June 30, 2009. Were we to redeem all remaining ARS issued by VIEs that are subject to the agreement, our estimated maximum exposure to loss would have been $620 million at December 31, 2008; however, certain of these securities may be repaid in full by the issuer prior to redemption. We do not consolidate the VIEs that issued the ARS because we do not expect to absorb the majority of the expected future variability associated with the VIEs’ assets.
Trust preferred securities
In addition to the involvements disclosed in the following table, we had $19.4 billion of debt financing through the issuance of trust preferred securities at June 30, 2009. In these transactions, VIEs that we wholly own issue preferred equity or debt securities to third party investors. All of the proceeds of the issuance are invested in debt securities that we issue to the VIEs. In certain instances, we may provide liquidity to third party investors that purchase long-term securities that reprice frequently issued by VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the VIEs’ sole assets are receivables from us. This is the case even though we own all of the VIEs’ voting equity shares, have fully guaranteed the VIEs’ obligations and may have the right to redeem the third party securities under certain circumstances. We report the debt securities that we issue to the VIEs as long-term debt in our consolidated balance sheet.
A summary of our transactions with VIEs accounted for as secured borrowings and involvements with consolidated VIEs follows:

		Carrying value (1)
	Total		Third
	VIE	Consolidated	party	Noncontrolling
(in millions)	assets	assets	liabilities	interests

December 31, 2008

Secured borrowings:
Municipal tender option bond securitizations	$6,358	6,280	4,765	—
Auto loan securitizations	2,134	2,134	1,869	—
Commercial real estate loans	1,294	1,294	1,258	—
Residential mortgage securitizations	1,124	995	699	—

Total secured borrowings	10,910	10,703	8,591	—

Consolidated VIEs:
Structured asset finance	3,491	1,666	1,481	13
Investment funds	1,119	1,070	155	97
Other	1,007	1,007	774	11

Total consolidated VIEs	5,617	3,743	2,410	121

Total secured borrowings and consolidated VIEs	$16,527	14,446	11,001	121

June 30, 2009

Secured borrowings:
Municipal tender option bond securitizations	$6,397	6,222	6,174	—
Auto loan securitizations	1,312	1,312	1,109	—
Commercial real estate loans	1,302	1,302	1,177	—
Residential mortgage securitizations	1,004	883	614	—

Total secured borrowings	10,015	9,719	9,074	—

Consolidated VIEs:
Structured asset finance	3,352	1,599	1,602	14
Investment funds	1,909	1,909	253	94
Other	1,226	1,168	927	14

Total consolidated VIEs	6,487	4,676	2,782	122

Total secured borrowings and consolidated VIEs	$16,502	14,395	11,856	122

(1)	Amounts exclude loan loss reserves, and total assets may differ from consolidated assets due to the different measurement methods used depending on the assets’ classifications.
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
The changes in residential MSRs measured using the fair value method were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Fair value, beginning of period	$12,391	14,956	14,714	16,763
Purchases	—	82	—	134
Acquired from Wachovia (1)	—	—	34	—
Servicing from securitizations or asset transfers	2,081	994	3,528	1,791
Sales	—	(177)	—	(269)

Net additions	2,081	899	3,562	1,656

Changes in fair value:
Due to changes in valuation model inputs or assumptions (2)	2,316	4,132	(508)	2,334
Other changes in fair value (3)	(1,098)	(654)	(2,078)	(1,420)

Total changes in fair value	1,218	3,478	(2,586)	914

Fair value, end of period	$15,690	19,333	15,690	19,333

(1)	Reflects refinements to initial December 31, 2008, Wachovia purchase accounting adjustments.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized commercial MSRs were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Balance, beginning of period	$1,257	455	1,446	466
Purchases (1)	6	2	10	5
Acquired from Wachovia (2)	(8)	—	(135)	—
Servicing from securitizations or asset transfers (1)	18	4	22	9
Amortization	(68)	(19)	(138)	(38)

Balance, end of period (3)	$1,205	442	1,205	442

Fair value of amortized MSRs:
Beginning of period	$1,392	601	1,555	573
End of period	1,311	595	1,311	595

(1)	Based on June 30, 2009, assumptions, the weighted-average amortization period for MSRs added during the second quarter and first half of 2009 was approximately 16.6 years and 16.5 years, respectively.

(2)	Reflects refinements to initial December 31, 2008, Wachovia purchase accounting adjustments.

(3)	There was no valuation allowance recorded for the periods presented.

The components of our managed servicing portfolio were:

	June 30,	Dec. 31,
(in billions)	2009	2008

Residential mortgage loans serviced for others (1)	$1,394	1,388
Owned loans serviced (2)	270	268

Owned servicing of residential mortgage loans	1,664	1,656
Commercial mortgage loans serviced for others	470	472

Total owned servicing of loans	2,134	2,128
Sub-servicing	22	26

Total managed servicing portfolio	$2,156	2,154

Ratio of MSRs to related loans serviced for others	0.91%	0.87

(1)	Consists of 1-4 family first mortgage loans.

(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.
The components of mortgage banking noninterest income were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Servicing income, net:
Servicing fees	$888	959	1,906	1,923
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (1)	2,316	4,132	(508)	2,334
Other changes in fair value (2)	(1,098)	(654)	(2,078)	(1,420)

Total changes in fair value of residential MSRs	1,218	3,478	(2,586)	914
Amortization	(68)	(19)	(138)	(38)
Net derivative gains (losses) from economic hedges (3)	(1,285)	(4,197)	2,414	(2,305)

Total servicing income, net	753	221	1,596	494
Net gains on mortgage loan origination/sales activities	2,203	876	3,785	1,143
All other	90	100	169	191

Total mortgage banking noninterest income	$3,046	1,197	5,550	1,828

Market-related valuation changes to MSRs, net of hedge results (1)+(3)	$1,031	(65)	1,906	29

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

(3)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 11 – Free-Standing Derivatives in this Report for additional discussion and detail.
Servicing fees include certain unreimbursed direct servicing obligations primarily associated with workout activities. In addition, servicing fees and all other in the table above included:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Contractually specified servicing fees	$1,090	969	2,151	1,937
Late charges	78	69	166	144
Ancillary fees	47	39	96	76

9. INTANGIBLE ASSETS
The gross carrying value of intangible assets and accumulated amortization was:

	June 30, 2009		Dec. 31, 2008
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
(in millions)	value	amortization	value	amortization

Amortized intangible assets:
MSRs (1)	$1,567	362	1,672	226
Core deposit intangibles	14,745	3,251	14,188	2,189
Customer relationship and other intangibles	3,343	723	3,988	486

Total amortized intangible assets	$19,655	4,336	19,848	2,901

MSRs (carried at fair value) (1)	$15,690		14,714
Goodwill	24,619		22,627
Trademark	14		14

(1)	See Note 8 in this Report for additional information on MSRs.
The current year and estimated future amortization expense for intangible assets as of June 30, 2009, follows:

			Customer
	Amortized	Core	relationship
	commercial	deposit	and other
(in millions)	MSRs	intangibles	intangibles	Total

Six months ended June 30, 2009 (actual)	$138	1,063	237	1,438

Estimate for year ended December 31,
2009	$260	2,121	474	2,855
2010	220	1,813	379	2,412
2011	192	1,544	319	2,055
2012	155	1,352	300	1,807
2013	120	1,202	278	1,600
2014	104	1,078	260	1,442

We based our projections of amortization expense shown above on existing asset balances at June 30, 2009. Future amortization expense may vary from these projections.
For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. As a result of the combination of Wells Fargo and Wachovia, management realigned its business segments into the following three lines of business: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. As part of this realignment, we updated our reporting units. We identify reporting units that are one level below an operating segment (referred to as a component), and distinguish these reporting units as those components are based on how the segments and components are managed, taking into consideration the economic characteristics, nature of the products and customers of the components. We allocate goodwill to reporting units based on relative fair value, using certain performance metrics. We have revised prior period information to reflect this realignment. See Note 16 in this Report for further information on management reporting.

The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing. The additions in the first half of 2009 predominantly relate to goodwill recorded in connection with refinements to our initial acquisition date purchase accounting.

			Wealth,
			Brokerage and
	Community	Wholesale	Retirement	Consolidated
(in millions)	Banking	Banking	Services	Company

December 31, 2007	$10,591	2,147	368	13,106
Reduction in goodwill related to divested businesses	—	(1)	—	(1)
Goodwill from business combinations	(4)	92	—	88
Foreign currency translation adjustments	(2)	—	—	(2)

June 30, 2008	$10,585	2,238	368	13,191

December 31, 2008	$16,810	5,449	368	22,627
Goodwill from business combinations	1,240	750	—	1,990
Foreign currency translation adjustments	2	—	—	2

June 30, 2009	$18,052	6,199	368	24,619

10. GUARANTEES AND LEGAL ACTIONS
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

	June 30, 2009			Dec. 31, 2008
		Maximum	Non-		Maximum	Non-
	Carrying	exposure	investment	Carrying	exposure	investment
(in millions)	value	to loss	grade	value	to loss	grade

Standby letters of credit	$327	50,822	13,713	130	47,191	17,293
Securities and other lending indemnifications	51	28,170	2,811	—	30,120	1,907
Liquidity agreements (1)	33	11,781	—	30	17,602	—
Written put options (1)	920	5,416	963	1,376	10,182	5,314
Loans sold with recourse	83	5,507	2,113	53	6,126	2,038
Residual value guarantees	—	197	—	—	1,121	—
Contingent consideration	9	143	—	11	187	—
Other guarantees	—	51	—	—	38	—

Total guarantees	$1,423	102,087	19,600	1,600	112,567	26,552

(1)	Liquidity agreements and written put options that are in the form of derivatives are excluded from this disclosure and included in the derivative disclosures in Note 11. Certain of these agreements included in this table are related to off-balance sheet entities and, accordingly, are also disclosed in Note 7.
“Maximum exposure to loss” and “Non-investment grade” are required disclosures under GAAP. Non-investment grade represents those guarantees on which we have a higher risk of being required to perform under the terms of the guarantee. If the underlying assets under the guarantee are non-investment grade (that is, an external rating that is below investment grade or an internal credit default grade that is equivalent to a below investment grade external rating), we consider the risk of payment of performance to be high. Internal credit default grades are determined based upon the same credit policies that we use to evaluate the risk of payment or performance when making loans and other extensions of credit. These credit policies are more fully described in Note 5 in this Report.
Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is its extremely remote possibility, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value, which is either fair value or cost adjusted for incurred credit losses, is more representative of our exposure to loss than maximum exposure to loss.
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

As a securities lending agent, we loan client securities, on a fully collateralized basis, to third party borrowers. We indemnify our clients against borrower default of a return of those securities and, in certain cases, against collateral losses. We support these guarantees with collateral, generally in the form of cash or highly liquid securities that is marked to market daily. At June 30, 2009, and December 31, 2008, respectively, there was $29.1 billion and $31.0 billion in collateral supporting loaned securities with values of $28.2 billion and $30.1 billion.
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
Written put options are contracts that give the counterparty the right to sell to us an underlying instrument held by the counterparty at a specified price, and include options, floors, caps and credit default swaps. These written put option contracts generally permit net settlement. While these derivative transactions expose us to risk in the event the option is exercised, we manage this risk by entering into offsetting trades or by taking short positions in the underlying instrument. We offset substantially all put options written to customers with purchased options. Additionally, for certain of these contracts, we require the counterparty to pledge the underlying instrument as collateral for the transaction. Our ultimate obligation under written put options is based on future market conditions and is only quantifiable at settlement. See Note 7 in this Report for additional information regarding transactions with VIEs and Note 11 in this Report for additional information regarding written derivative contracts.
In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain period of time. The maximum exposure to loss represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions, but the likelihood of the repurchase of the entire balance is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In the first half of 2009, we did not repurchase a significant amount of loans associated with these agreements.
We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At June 30, 2009, the only remaining residual value guarantee related to a leasing transaction on certain corporate buildings. At December 31, 2008, the residual value guarantees also included leasing transactions related to railcars, which were unwound in first quarter 2009. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost less depreciation, we would be required to reimburse the lessor under our guarantee.
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
Auction Rate Securities On June 30, 2009, Wachovia completed the second, and final, phase of its buy back of qualifying securities as required in its regulatory settlements with the SEC and various state securities regulators.
ERISA Litigation On June 18, 2009, the U.S. District Court for the Southern District of New York entered a Memorandum and Order transferring these consolidated cases to the U.S. District Court for the Western District of North Carolina.
Golden West and Related Litigation On May 8, 2009 and on June 12, 2009, two additional cases (not class actions) containing allegations similar to the allegations in the In re Wachovia Equity Securities Litigation, and captioned, Stichting Pensioenfonds ABP v. Wachovia Corp. et al. and FC Holdings AB, et al. v. Wachovia Corp., et al., respectively, were filed in the U.S. District Court for the Southern District of New York. On June 22, 2009, the U.S. District Court for the Northern District of California entered an Order To Transfer Three Related Actions Pursuant To U.S.C. Section 1404(a) whereby the Court transferred the Miller, et al. v. Wachovia Corporation, et al.; Swiskay, et al. v. Wachovia Corporation, et al.; and Orange County Employees’ Retirement System, et al. v. Wachovia Corporation, et al. cases to the U.S. District Court for the Southern District of New York.
Merger Related Litigation On July 13, 2009, the U.S. District Court for the Southern District of New York issued an Opinion and Order denying Citigroup’s motion for partial judgment on the pleadings in the Wachovia Corp. v. Citigroup, Inc. case. The Court held that an Exclusivity Agreement, entered into between Citigroup and Wachovia on September 29, 2008, and which formed the basis for a substantial portion of the allegations of Citigroup’s complaint against Wachovia and Wells Fargo, was void as against public policy by enactment of Section 126(c) of the Emergency Economic Stabilization Act on October 3, 2008.
Illinois Attorney General Litigation On July 31, 2009, the Attorney General for the State of Illinois filed a civil lawsuit against Wells Fargo & Company, Wells Fargo Bank, N.A. and Wells Fargo Financial Illinois, Inc. in the Circuit Court for Cook County, Illinois. The Illinois Attorney General alleges that the Wells Fargo defendants engaged in illegal discrimination by “reverse redlining” and by steering African-American and Latino customers into high cost, subprime mortgage loans while other borrowers with similar incomes received lower cost mortgages. Illinois also alleges that Wells Fargo Financial Illinois, Inc. misled Illinois customers about the terms of mortgage loans. Illinois’ complaint against all Wells Fargo defendants is based on alleged violation of the Illinois Human Rights Act and the Illinois Fairness in Lending Act. The complaint also alleges that Wells Fargo Financial Illinois, Inc. violated the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act. Illinois’ complaint seeks an injunction against the defendants’ alleged violation of these Illinois statutes, restitution to consumers and civil money penalties.
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

11. DERIVATIVES
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

The total notional or contractual amounts and fair values for derivatives were:

	June 30, 2009			Dec. 31, 2008
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives

Qualifying hedge contracts accounted for under FAS 133 (1)
Interest rate contracts (2)	$152,416	7,547	1,970	191,972	11,511	3,287
Foreign exchange contracts	31,655	1,616	680	38,386	1,138	1,198

Total derivatives designated as hedging instruments under FAS 133		9,163	2,650		12,649	4,485

Derivatives not designated as hedging instruments under FAS 133
Free-standing derivatives (economic hedges) (1):
Interest rate contracts (3)	991,981	7,092	7,508	750,728	12,635	9,708
Equity contracts	39	—	9	—	—	—
Foreign exchange contracts	14,227	129	109	4,208	150	325
Credit contracts — protection sold	2,000	—	—	—	—	—
Credit contracts — protection purchased	644	421	—	644	528	—
Other derivatives	1,143	—	60	4,458	108	71

Subtotal		7,642	7,686		13,421	10,104

Customer accommodation, trading and other free-standing derivatives (4):
Interest rate contracts	3,161,347	71,752	70,758	3,752,656	142,739	141,508
Commodity contracts	81,629	5,232	5,155	86,360	6,117	6,068
Equity contracts	32,505	1,993	2,339	37,136	3,088	2,678
Foreign exchange contracts	204,026	3,408	2,811	273,437	7,562	7,419
Credit contracts — protection sold	105,389	754	14,667	137,113	349	20,880
Credit contracts — protection purchased	111,756	15,150	877	140,442	22,100	1,281
Other derivatives	4,086	708	324	1,490	28	150

Subtotal		98,997	96,931		181,983	179,984

Total derivatives not designated as hedging instruments under FAS 133		106,639	104,617		195,404	190,088

Subtotal		115,802	107,267		208,053	194,573

Netting (5)		(87,780)	(97,261)		(168,690)	(182,435)

Total		$28,022	10,006		39,363	12,138

(1)	Represents asset/liability management hedges, which are included in other assets or other liabilities.

(2)	Notional amounts presented exclude $17.9 billion of basis swaps that are combined with receive fixed-rate / pay floating-rate swaps and designated as one hedging instrument.

(3)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.

(4)	Customer accommodation, trading and other free-standing derivatives are included in trading assets or other liabilities.

(5)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements under FIN 39. The amount of cash collateral netted against derivative assets and liabilities was $15.9 billion and $5.2 billion, respectively, at June 30, 2009, and $17.7 billion and $22.2 billion, respectively, at December 31, 2008.

Fair Value Hedges
We use interest rate swaps to convert certain of our fixed-rate long-term debt and certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt and repurchase agreements. Consistent with our asset/liability management strategy of converting fixed-rate debt to floating-rates, we believe interest expense should reflect only the current contractual interest cash flows on the liabilities and the related swaps. In addition, we use interest rate swaps and forward contracts to hedge against changes in fair value of certain debt securities that are classified as securities available for sale, due to changes in interest rates, foreign currency rates, or both. For fair value hedges of long-term debt, certificates of deposit, repurchase agreements and debt securities, all parts of each derivative’s gain or loss due to the hedged risk are included in the assessment of hedge effectiveness.
For fair value hedging relationships, we use statistical regression analysis to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset or liability being hedged due to changes in the hedged risk(s). The assessment includes an evaluation of the quantitative measures of the regression results used to validate the conclusion of high effectiveness.
The following table shows the net gains (losses) recognized in the income statement related to derivatives in FAS 133 fair value hedging relationships.

	Interest rate contracts hedging:		Foreign exchange contracts hedging:
	Securities		Securities
	available	Long-term	available	Short-term	Long-term
(in millions)	for sale	debt	for sale	borrowings	debt

Quarter ended June 30, 2009
Gains (losses) recorded in net interest income	$(71)	383	(18)	12	78

Gains (losses) recorded in noninterest income
Recognized on derivatives	712	(2,680)	(2)	1	1,204
Recognized on hedged item	(703)	2,585	2	(1)	(1,281)

Recognized on fair value hedges (ineffective portion) (1)	$9	(95)	—	—	(77)

Six months ended June 30, 2009
Gains (losses) recorded in net interest income	$(112)	647	(46)	28	154

Gains (losses) recorded in noninterest income
Recognized on derivatives	794	(3,469)	—	—	942
Recognized on hedged item	(796)	3,383	—	—	(951)

Recognized on fair value hedges (ineffective portion) (1)	$(2)	(86)	—	—	(9)

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Cash Flow Hedges
We hedge floating-rate debt against future interest rate increases by using interest rate swaps, caps, floors and futures to limit variability of cash flows due to changes in the benchmark interest rate. We also use interest rate swaps and floors to hedge the variability in interest payments received on certain floating-rate commercial loans, due to changes in the benchmark interest rate. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item’s effect on earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. For all cash flow hedges, we assess hedge effectiveness using regression analysis, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic changes in cash flows of the hedging instrument against the periodic changes in cash flows of the forecasted transaction being hedged due to changes in the hedged risk(s). The assessment includes an evaluation of the quantitative measures of the regression results used to validate the conclusion of high effectiveness.
We expect that $125 million of deferred net gains on derivatives in other comprehensive income at June 30, 2009, will be reclassified as earnings during the next twelve months, compared with $60 million of net deferred losses at December 31, 2008. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 17 years for both hedges of floating-rate debt and floating-rate commercial loans.
The following table shows the gains (losses) recognized related to derivatives in FAS 133 cash flow hedging relationships.

	Quarter ended	Six months ended
(in millions)	June 30, 2009	June 30, 2009

Losses (after tax) recognized in OCI on derivatives (effective portion)	$(196)	(128)
Gains (pre tax) reclassified from cumulative OCI into net interest income (effective portion)	144	279
Gains (pre tax) recognized in noninterest income on derivatives (ineffective portion) (1)	5	11

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.
Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime residential MHFS, derivative loan commitments and other interests held, with the resulting gain or loss reflected in other income.
The derivatives used to hedge residential MSRs include swaps, swaptions, forwards, Eurodollar and Treasury futures and options contracts resulted in net derivative losses of $1,285 million and net derivative gains of $2,414 million, respectively, in the second quarter and first half of 2009 and net derivative losses of $4,197 million and $2,305 million, respectively, in the same periods of 2008 from economic hedges related to our mortgage servicing activities and are included in mortgage banking noninterest income. The aggregate fair value of these derivatives used as economic hedges was a net liability of $960 million at June 30, 2009, and a net asset of $3,610 million at December 31, 2008. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as most new prime residential MHFS carried at fair value under FAS 159, is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet at June 30, 2009, and December 31, 2008, was a net liability of $81 million and a net asset of $125 million, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the table on page 102.
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

The following table shows the net gains (losses) recognized in the income statement related to derivatives not designated as hedging instruments under FAS 133.

	Quarter ended	Six months ended
(in millions)	June 30, 2009	June 30, 2009

Free-standing derivatives (economic hedges)
Interest rate contracts (1)
Recognized in noninterest income:
Mortgage banking	$692	3,056
Other	4	(1)
Foreign exchange contracts	(98)	(18)
Equity contracts	—	2
Credit contracts	(56)	(114)

Subtotal	542	2,925

Customer accommodation, trading and other free-standing derivatives
Interest rate contracts (2)
Recognized in noninterest income:
Mortgage banking	(203)	810
Other	86	399
Commodity contracts	(27)	(39)
Equity contracts	(58)	(181)
Foreign exchange contracts	145	258
Credit contracts	(352)	(98)
Other	(13)	(176)

Subtotal	(422)	973

Total	$120	3,898

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs, interest rate lock commitments, loans held for sale and mortgages held for sale.

(2)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Net
			purchased	protection
			with	(sold)/	Other	Non-
	Fair value	Protection	identical	purchased	protection	investment	Range of
(in millions)	liability	sold (A)	underlyings (B)	(A) - (B)	purchased	grade	maturities

December 31, 2008
Credit default swaps on:
Corporate bonds	$9,643	83,446	31,413	52,033	50,585	39,987	2009-2018
Structured products	4,940	7,451	5,061	2,390	6,559	5,824	2009-2056
Credit protection on:
Credit default swap index	2,611	35,943	4,606	31,337	31,410	6,364	2009-2017
Commercial mortgage- backed securities index	2,231	7,291	1,521	5,770	3,919	2,938	2009-2052
Asset-backed securities index	1,331	1,526	235	1,291	803	1,116	2037-2046
Loan deliverable credit default swaps	106	611	281	330	1,033	592	2009-2014
Other	18	845	21	824	—	150	2009-2020

Total credit derivatives	$20,880	137,113	43,138	93,975	94,309	56,971

June 30, 2009
Credit default swaps on:
Corporate bonds	$5,133	69,747	24,503	45,244	45,567	34,433	2009-2018
Structured products	5,021	6,147	4,075	2,072	4,846	4,717	2009-2056
Credit protection on:
Default swap index	1,235	21,672	4,011	17,661	19,076	5,178	2009-2017
Commercial mortgage- backed securities index	2,352	4,713	1,111	3,602	3,302	63	2009-2052
Asset-backed securities index	875	1,008	232	776	705	611	2037-2046
Loan deliverable credit default swaps	48	542	266	276	516	534	2009-2014
Other	3	1,560	5	1,555	110	909	2009-2020

Total credit derivatives	$14,667	105,389	34,203	71,186	74,122	46,445

The amounts under non-investment grade represent the notional amounts of those credit derivatives on which we have a higher performance risk, or higher risk of being required to perform under the terms of the credit derivative and is a function of the underlying assets. We consider the risk of performance to be high if the underlying assets under the credit derivative have an external rating that is below investment grade or an internal credit default grade that is equivalent thereto. Protection sold represents the estimated maximum exposure to loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is its extremely remote possibility, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss. We believe the net protection (sold)/purchased, which is representative of the net notional amount of protection sold and purchased with identical underlyings, in combination with other protection purchased, is more representative of our exposure to loss than either non-investment grade or protection sold. Other protection purchased represents additional protection, which may offset the exposure to loss for protection sold, that was not purchased with an identical underlying of the protection sold.

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt, based on certain major credit rating agencies indicated in the relevant contracts, were to fall below investment grade, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position on June 30, 2009, was $12.7 billion for which we have posted $11.9 billion collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, we would be required to post additional collateral of $1.0 billion or potentially settle the contract in an amount equal to its fair value.
Counterparty Credit Risk
By using derivatives, we are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset in our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the requirements of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, as amended by FSP FIN 39-1, derivatives balances and related cash collateral amounts are shown net in the balance sheet. Counterparty credit risk related to derivatives is considered in determining fair value.

12. FAIR VALUES OF ASSETS AND LIABILITIES
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
We adopted FSP FAS 157-4 effective January 1, 2009. The FSP addresses measuring fair value under FAS 157 in situations where markets are inactive and transactions are not orderly. Under the provisions of the FSP, transaction or quoted prices for assets or liabilities in inactive markets may require adjustment due to the uncertainty whether the underlying transactions are orderly. Prior to adoption of the FSP, we primarily used unadjusted independent vendor or broker quoted prices to measure fair value for substantially all securities available for sale. In connection with the adoption of this FSP, we developed policies and procedures to determine when the level and volume of activity for our assets and liabilities requiring fair value measurements has significantly declined relative to normal conditions. For such items that use price quotes, such as certain security classes within securities available for sale, the degree of market inactivity and distressed transactions was analyzed to determine the appropriate adjustment to the price quotes. The security classes where we considered the market to be less orderly included non-agency residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, home equity asset-backed securities, auto asset-backed securities and credit card-backed securities. The methodology used to adjust the quotes involved weighting the price quotes and results of internal pricing techniques such as the net present value of future expected cash flows (with observable inputs, where available) discounted at a rate of return market participants require. The significant inputs utilized in the internal pricing techniques, which were estimated by type of underlying collateral, included credit loss assumptions, estimated prepayment speeds and appropriate discount rates. The more active and orderly markets for particular security classes were determined to be, the more weighting assigned to price quotes. The less active and orderly markets were determined to be, the less weighting assigned to price quotes. For the impact of adoption of FSP FAS 157-4, see Note 1 in this Report.
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
Determination of Fair Value
Under FAS 157, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FAS 157.
In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon our own estimates or combination of our own estimates and independent vendor or broker pricing, and the measurements are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.
We incorporate lack of liquidity into our fair value measurement based on the type of asset measured and the valuation methodology used. For example, for residential mortgage loans held for sale and certain securities where the significant inputs have become unobservable due to the illiquid markets and vendor or broker pricing is not used, we use a discounted cash flow technique to measure fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate to reflect the lack of liquidity in the market that a market participant would consider. For other securities where vendor or broker pricing is used, we use either unadjusted broker quotes or vendor prices or vendor or broker prices adjusted by weighting them with internal discounted cash flow techniques to measure fair value. These unadjusted or adjusted vendor or broker prices inherently reflect any lack of liquidity in the market as the fair value measurement represents an exit price from a market participant viewpoint.
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (FAS 107, Disclosures about Fair Value of Financial Statements, disclosures).

Assets
Short-term financial assets
Short-term financial assets include cash and due from banks, federal funds sold and securities purchased under resale agreements and due from customers on acceptances. These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Trading assets and Securities available for sale
Trading assets and securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange-traded equity securities and some highly liquid government securities such as U.S. Treasuries.
When instruments are traded in secondary markets and quoted market prices do not exist for such securities, we generally rely on internal valuation techniques or on prices obtained from independent pricing services or brokers (collectively, vendors) or combination thereof. Trading assets and liabilities are typically valued using trader prices that are subject to independent price verification procedures. The majority of fair values derived using internal valuation techniques are verified against multiple pricing sources, including prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities when no price is observable. We review pricing methodologies provided by the vendors in order to determine if observable market information is being used, versus unobservable inputs. When evaluating the appropriateness of an internal trader price compared to vendor prices, considerations include the range and quality of vendor prices. Vendor prices are used to ensure the reasonableness of a trader price; however valuing financial instruments involves judgments acquired from knowledge of a particular market and is not perfunctory. If a trader asserts that a vendor price is not reflective of market value, justification for using the trader price, including recent sales activity where possible, must be provided to and approved by the appropriate levels of management. Similarly, while securities available for sale traded in secondary markets are typically valued using unadjusted vendor prices or vendor prices adjusted by weighting them with internal discounted cash flow techniques, these prices are reviewed and, if deemed inappropriate by a trader who has the most knowledge of a particular market, can be adjusted. Securities measured with these internal valuation techniques are generally classified as Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow analyses using significant inputs observable in the market where available or combination of multiple valuation techniques. Examples include certain residential and commercial mortgage-backed securities, municipal bonds, U.S. government and agency mortgage-backed securities, and corporate debt securities.
Security fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy. Such measurements include securities valued using internal models or combination of multiple valuation techniques such as weighting of internal models and vendor or broker pricing, where the unobservable inputs are significant to the overall fair value measurement.. Securities classified as Level 3 include certain residential and commercial mortgage-backed securities, asset-backed securities collateralized by auto leases and cash reserves, collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs), and certain residual and retained interests in residential mortgage loan securitizations. CDOs are valued using the prices of similar instruments, the pricing of completed or pending third party transactions or the pricing of the underlying collateral within the CDO. Where prices are not readily available, management’s best estimate is used.
Mortgages held for sale (MHFS)
Under FAS 159, we elected to carry our new prime residential MHFS portfolio at fair value. The remaining MHFS are carried at the lower of cost or market value. Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. As necessary, these prices are adjusted for typical securitization activities, including servicing value, portfolio composition, market conditions and liquidity. Most of our MHFS are classified as Level 2. For the portion where market pricing data is not available, we use a discounted cash flow model to estimate fair value and, accordingly, classify as Level 3.
Loans held for sale (LHFS)
Loans held for sale are carried at the lower of cost or market value, or at fair value for certain portfolios that we intend to hold for trading purposes. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.
Loans
For the carrying value of loans, including loans accounted for under SOP 03-3, see Note 1 – Loans. We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FAS 107 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.
The fair value estimates for FAS 107 purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by product and loan rate.
The fair value of commercial and commercial real estate loans is calculated by discounting contractual cash flows, adjusted for credit loss estimates, using discount rates that reflect our current pricing for loans with similar characteristics and remaining maturity.
For real estate 1-4 family first and junior lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment and credit loss estimates, using discount rates based on current industry pricing (where readily available) or our own estimate of an appropriate risk-adjusted discount rate for loans of similar size, type, remaining maturity and repricing characteristics.
For credit card loans, the portfolio’s yield is equal to our current pricing and, therefore, the fair value is equal to book value adjusted for estimates of credit losses inherent in the portfolio at the balance sheet date.
For all other consumer loans, the fair value is generally calculated by discounting the contractual cash flows, adjusted for prepayment and credit loss estimates, based on the current rates we offer for loans with similar characteristics.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the FAS 107 table on page 120. These instruments generate ongoing fees at our current pricing levels, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, we record a reserve. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve. This amounted to $549 million and $719 million at June 30, 2009, and December 31, 2008, respectively. Certain letters of credit that are hedged with derivative instruments are carried at fair value in trading assets or liabilities. For those letters of credit fair value is calculated based on readily quotable credit default spreads, using a market risk credit default swap model.

Derivatives
Quoted market prices are available and used for our exchange-traded derivatives, such as certain interest rate futures and option contracts, which we classify as Level 1. However, substantially all of our derivatives are traded in over-the-counter (OTC) markets where quoted market prices are not readily available. OTC derivatives are valued using internal valuation techniques. Valuation techniques and inputs to internally-developed models depend on the type of derivative and nature of the underlying rate, price or index upon which the derivative’s value is based. Key inputs can include yield curves, credit curves, foreign-exchange rates, prepayment rates, volatility measurements and correlation of such inputs. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivatives are typically classified as Level 2 of the fair value hierarchy. Examples of derivatives classified as Level 2 include generic interest rate swaps, foreign currency swaps, commodity swaps, and option contracts. When instruments are traded in less liquid markets and significant inputs are unobservable, such derivatives are classified as Level 3. Examples of derivatives classified as Level 3 include complex and highly structured derivatives, credit default swaps, interest rate lock commitments written for our residential mortgage loans that we intend to sell and long dated equity options where volatility is not observable. Additionally, significant judgments are required when classifying financial instruments within the fair value hierarchy, particularly between Level 2 and 3, as is the case for certain derivatives.
Mortgage servicing rights and certain other interests held in securitizations
Mortgage servicing rights (MSRs) and certain other interests held in securitizations (e.g., interest-only strips) do not trade in an active market with readily observable prices. Accordingly, we determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds (including housing price volatility), discount rate, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, ancillary income and late fees. Commercial MSRs are carried at lower of cost or market value, and therefore can be subject to fair value measurements on a nonrecurring basis. For other interests held in securitizations (such as interest-only strips) we use a valuation model that calculates the present value of estimated future cash flows. The model incorporates our own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. Interest-only strips are recorded as trading assets. Fair value measurements of our MSRs and interest-only strips use significant unobservable inputs and, accordingly, we classify as Level 3.
Foreclosed assets
Foreclosed assets include foreclosed properties securing residential, auto and Government National Mortgage Association loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral and, accordingly, we classify foreclosed assets as Level 2.
Nonmarketable equity investments
Nonmarketable equity investments are recorded under the cost or equity method of accounting. Nonmarketable equity securities that fall within the scope of the AICPA Investment Company Audit Guide are carried at fair value (principal investments). There are generally restrictions on the sale and/or liquidation of these investments, including federal bank stock. Federal bank stock carrying value approximates fair value. We use facts and circumstances available to estimate the fair value of our nonmarketable equity investments. We typically consider our access to and need for capital (including recent or projected financing activity), qualitative assessments of the viability of the investee, evaluation of the financial statements of the investee and prospects for its future. Principal investments, including certain public equity and non-public securities and certain investments in private equity funds, are recorded at fair value with realized and unrealized gains and losses included in gains and losses on equity investments in the income statement, and are included in other assets on the balance sheet. Public equity investments are valued using quoted market prices and discounts are only applied when there are trading restrictions that are an attribute of the investment. Investments in non-public securities are recorded at our estimate of fair value using metrics such as security prices of comparable public companies, acquisition prices for similar companies and original investment purchase price multiples, while also incorporating a portfolio company’s financial performance and specific factors. For investments in private equity funds, we use the net asset value (NAV) provided by the fund sponsor as an appropriate measure of fair value. In some cases, such NAVs require adjustments based on certain unobservable inputs.
Liabilities
Deposit liabilities
Deposit liabilities are carried at historical cost. FAS 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking, and market rate and other savings, is equal to the amount payable on demand at the measurement date. The fair value of other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for like wholesale deposits with similar remaining maturities.
Short-term financial liabilities
Short-term financial liabilities are carried at historical cost and include federal funds purchased and securities sold under repurchase agreements, commercial paper and other short-term borrowings. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Other liabilities
Other liabilities recorded at fair value on a recurring basis, excluding derivative liabilities (see the “Derivatives” section for derivative liabilities), includes short sale liabilities and repurchase obligations (due to standard representations and warranties) under our residential mortgage loan contracts. Short sale liabilities are classified as either Level 1 or Level 2, generally dependent upon whether the underlying securities have readily obtained quoted prices in active exchange markets. The value of the repurchase obligations is determined using a cash flow valuation technique consistent with what market participants would use in estimating the fair value. Key assumptions in the valuation process are estimates for repurchase demands and losses subsequent to repurchase. Such assumptions are unobservable and, accordingly, we classify repurchase obligations as Level 3.
Long-term debt
Long-term debt is carried at amortized cost. However, we are required to estimate the fair value of long-term debt under FAS 107. Generally, the discounted cash flow method is used to estimate the fair value of our long-term debt. Contractual cash flows are discounted using rates currently offered for new notes with similar remaining maturities and, as such, these discount rates include our current spread levels. The fair value estimates generated are corroborated against observable market prices. For foreign-currency denominated debt, we estimate fair value based upon observable market prices for the instruments.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at December 31, 2008
Trading assets (excluding derivatives)	$911	16,045	3,495	—	20,451
Derivatives (trading assets)	331	174,355	7,897	(148,150)	34,433
Securities of U.S. Treasury and federal agencies	3,177	72	—	—	3,249
Securities of U.S. states and political subdivisions	1	11,754	903	—	12,658
Mortgage-backed securities:
Federal agencies	—	66,430	4	—	66,434
Residential	—	21,320	3,510	—	24,830
Commercial	—	8,192	286	—	8,478

Total mortgage-backed securities	—	95,942	3,800	—	99,742

Corporate debt securities	—	6,642	282	—	6,924
Collateralized debt obligations	—	2	2,083	—	2,085
Other	—	7,976	12,799	—	20,775

Total debt securities	3,178	122,388	19,867	—	145,433

Marketable equity securities:
Perpetual preferred securities	886	1,065	2,775	—	4,726
Other marketable equity securities	1,099	261	50	—	1,410

Total marketable equity securities	1,985	1,326	2,825	—	6,136

Total	5,163	123,714	22,692	—	151,569

Mortgages held for sale	—	14,036	4,718	—	18,754
Loans held for sale	—	398	—	—	398
Mortgage servicing rights (residential)	—	—	14,714	—	14,714
Other assets (2)	3,975	21,751	2,041	(20,540)	7,227

Total	$10,380	350,299	55,557	(168,690)	247,546

Other liabilities (3)	$(4,815)	(187,098)	(9,308)	182,435	(18,786)

Balance at June 30, 2009
Trading assets (excluding derivatives)	$2,930	14,514	2,475	—	19,919
Derivatives (trading assets)	332	92,105	7,071	(79,317)	20,191
Securities of U.S. Treasury and federal agencies	1,189	1,328	—	—	2,517
Securities of U.S. states and political subdivisions	—	11,473	905	—	12,378
Mortgage-backed securities:
Federal agencies	—	114,844	—	—	114,844
Residential	—	26,611	5,913	—	32,524
Commercial	—	7,608	2,615	—	10,223

Total mortgage-backed securities	—	149,063	8,528	—	157,591

Corporate debt securities	—	8,527	286	—	8,813
Collateralized debt obligations	—	—	2,748	—	2,748
Other	—	1,121	15,718	—	16,839

Total debt securities	1,189	171,512	28,185	—	200,886

Marketable equity securities:
Perpetual preferred securities	657	690	2,716	—	4,063
Other marketable equity securities	1,274	445	127	—	1,846

Total marketable equity securities	1,931	1,135	2,843	—	5,909

Total	3,120	172,647	31,028	—	206,795

Mortgages held for sale	—	36,091	4,099	—	40,190
Loans held for sale	—	141	—	—	141
Mortgage servicing rights (residential)	—	—	15,690	—	15,690
Other assets (2)	3,133	13,836	1,844	(8,463)	10,350

Total	$9,515	329,334	62,207	(87,780)	313,276

Other liabilities (3)	$(8,693)	(100,834)	(8,747)	97,261	(21,013)

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of FIN 39 are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

(2)	Derivative assets other than trading and principal investments are included in this category.

(3)	Derivative liabilities other than trading are included in this category.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

							Net unrealized
		Total net gains		Purchases,			gains (losses)
		(losses) included in		sales,	Net		included in net
			Other	issuances	transfers		income related
	Balance,		compre-	and	into and/	Balance,	to assets and
	beginning	Net	hensive	settlements,	or out of	end	liabilities held
(in millions)	of period	income	income	net	Level 3 (1)	of period	at period end (2)

Quarter ended June 30, 2008
Trading assets (excluding derivatives)	$362	181	—	4	—	547	207	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	166	—	(10)	9	278	443	(20)
Mortgage-backed securities:
Federal agencies	—	—	—	—	7	7	—
Residential	556	(69)	(43)	1	5	450	(64)
Commercial	—	—	—	—	—	—	—

Total mortgage-backed securities	556	(69)	(43)	1	12	457	(64)

Corporate debt securities	—	—	—	—	—	—	—
Collateralized debt obligations	—	—	—	—	—	—	—
Other	5,961	—	(329)	628	1,443	7,703	—

Total debt securities	6,683	(69)	(382)	638	1,733	8,603	(84)

Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—
Other marketable equity securities	1	—	—	—	—	1	—

Total marketable equity securities	1	—	—	—	—	1	—

Total securities available for sale	$6,684	(69)	(382)	638	1,733	8,604	(84)

Mortgages held for sale	$1,260	(43)	—	763	3,296	5,276	(43	)(4)
Mortgage servicing rights (residential)	14,956	3,478	—	899	—	19,333	4,121	(4)(5)
Net derivative assets and liabilities	(31)	(311)	—	295	—	(47)	(42	)(4)
Other assets (excluding derivatives)	—	—	—	—	—	—	—
Other liabilities (excluding derivatives)	(329)	(35)	—	7	—	(357)	(36)

Quarter ended June 30, 2009
Trading assets (excluding derivatives)	$3,258	80	—	(875)	12	2,475	99	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	821	20	11	53	—	905	5
Mortgage-backed securities:
Federal agencies	—	—	—	—	—	—	—
Residential	7,657	(1)	173	(418)	(1,498)	5,913	(56)
Commercial	2,497	(110)	246	(2)	(16)	2,615	(1)

Total mortgage-backed securities	10,154	(111)	419	(420)	(1,514)	8,528	(57)

Corporate debt securities	261	4	46	(6)	(19)	286	—
Collateralized debt obligations	2,329	(15)	17	102	315	2,748	(46)
Other	15,267	49	427	186	(211)	15,718	(21)

Total debt securities	28,832	(53)	920	(85)	(1,429)	28,185	(119)

Marketable equity securities:
Perpetual preferred securities	2,557	16	89	77	(23)	2,716	(1)
Other marketable equity securities	44	—	17	2	64	127	—

Total marketable equity securities	2,601	16	106	79	41	2,843	(1)

Total securities available for sale	$31,433	(37)	1,026	(6)	(1,388)	31,028	(120)

Mortgages held for sale	$4,516	(4)	—	(361)	(52)	4,099	(8)	(4)
Mortgage servicing rights (residential)	12,391	1,217	—	2,082	—	15,690	2,316	(4)(5)
Net derivative assets and liabilities	1,036	(854)	—	(413)	25	(206)	(483)	(4)
Other assets (excluding derivatives)	1,221	(24)	—	29	—	1,226	(14)	(4)
Other liabilities (excluding derivatives)	(729)	(102)	—	(19)	(2)	(852)	(102)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the period presented.

(2)	Represents only net losses that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(3)	Included in other noninterest income in the income statement.

(4)	Included in mortgage banking in the income statement.

(5)	Represents total unrealized gains of $2,316 million and $4,132 million, net of gains of nil and $11 million related to sales, in the second quarter of 2009 and 2008, respectively.

							Net unrealized
		Total net gains		Purchases,			gains (losses)
		(losses) included in		sales,	Net		included in net
			Other	issuances	transfers		income related
	Balance,		compre-	and	into and/	Balance,	to assets and
	beginning	Net	hensive	settlements,	or out of	end	liabilities held
(in millions)	of period	income	income	net	Level 3 (1)	of period	at period end (2)

Six months ended June 30, 2008
Trading assets (excluding derivatives)	$418	113	—	16	—	547	166	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	168	—	(18)	15	278	443	(20)
Mortgage-backed securities:
Federal agencies	—	—	—	—	7	7	—
Residential	486	(77)	(25)	61	5	450	(68)
Commercial	—	—	—	—	—	—	—

Total mortgage-backed securities	486	(77)	(25)	61	12	457	(68)

Corporate debt securities	—	—	—	—	—	—	—
Collateralized debt obligations	—	—	—	—	—	—	—
Other	4,726	—	(297)	1,831	1,443	7,703	—

Total debt securities	5,380	(77)	(340)	1,907	1,733	8,603	(88)

Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—
Other marketable equity securities	1	—	—	—	—	1	—

Total marketable equity securities	1	—	—	—	—	1	—

Total securities available for sale	$5,381	(77)	(340)	1,907	1,733	8,604	(88)

Mortgages held for sale	$146	(48)	—	790	4,388	5,276	(48	)(4)
Mortgage servicing rights (residential)	16,763	914	—	1,656	—	19,333	2,342	(4)(5)
Net derivative assets and liabilities	6	(490)	—	437	—	(47)	(48	)(4)
Other assets (excluding derivatives)	—	—	—	—	—	—	—
Other liabilities (excluding derivatives)	(280)	(101)	—	24	—	(357)	(101)

Six months ended June 30, 2009
Trading assets (excluding derivatives)	$3,495	42	—	(1,398)	336	2,475	82	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	903	18	13	46	(75)	905	(6)
Mortgage-backed securities:
Federal agencies	4	—	—	—	(4)	—	—
Residential	3,510	(30)	884	(588)	2,137	5,913	(151)
Commercial	286	(118)	747	49	1,651	2,615	(11)

Total mortgage-backed securities	3,800	(148)	1,631	(539)	3,784	8,528	(162)

Corporate debt securities	282	2	56	(23)	(31)	286	—
Collateralized debt obligations	2,083	55	189	104	317	2,748	(56)
Other	12,799	29	1,064	1,657	169	15,718	(53)

Total debt securities	19,867	(44)	2,953	1,245	4,164	28,185	(277)

Marketable equity securities:
Perpetual preferred securities	2,775	86	115	(234)	(26)	2,716	(1)
Other marketable equity securities	50	—	(1)	62	16	127	—

Total marketable equity securities	2,825	86	114	(172)	(10)	2,843	(1)

Total securities available for sale	$22,692	42	3,067	1,073	4,154	31,028	(278)

Mortgages held for sale	$4,718	(2)	—	(471)	(146)	4,099	(9)	(4)
Mortgage servicing rights (residential)	14,714	(2,587)	—	3,563	—	15,690	(508)	(4)(5)
Net derivative assets and liabilities	37	(6)	—	(502)	265	(206)	(422)	(4)
Other assets (excluding derivatives)	1,231	(33)	—	28	—	1,226	(3)	(4)
Other liabilities (excluding derivatives)	(638)	(178)	—	(34)	(2)	(852)	(179)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the period presented.

(2)	Represents only net losses that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(3)	Included in other noninterest income in the income statement.

(4)	Included in mortgage banking in the income statement.

(5)	Represents total unrealized gains (losses) of $(508) million and $2,334 million, net of losses of nil and $8 million related to sales, in the first half of 2009 and 2008, respectively.

For certain assets and liabilities, we obtain fair value measurements from independent brokers or independent third party pricing services and record the unadjusted fair value in our financial statements. The detail by level is shown in the table below. Fair value measurements obtained from independent brokers or independent third party pricing services that we have adjusted to determine the fair value recorded in our financial statements are not included in the table below.

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

December 31, 2008
Trading assets (excluding derivatives)	$190	3,272	12	917	1,944	110
Derivatives (trading and other assets)	3,419	106	106	605	4,635	—
Securities available for sale	181	8,916	1,681	3,944	109,170	8
Loans held for sale	—	1	—	—	353	—
Other liabilities	1,105	175	128	2,208	5,171	1

June 30, 2009
Trading assets (excluding derivatives)	$1,161	3,420	—	25	2,464	26
Derivatives (trading and other assets)	—	—	44	—	3,412	3
Securities available for sale	372	3,964	563	1,594	140,425	89
Loans held for sale	—	—	—	—	2	—
Derivatives (liabilities)	—	—	70	—	3,586	2
Other liabilities	266	412	—	9	599	17

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

	Carrying value at period end
(in millions)	Level 1	Level 2	Level 3	Total

December 31, 2008
Mortgages held for sale	$—	521	534	1,055
Loans held for sale	—	338	—	338
Loans (1)	—	1,487	107	1,594
Private equity investments	134	—	18	152
Foreclosed assets (2)	—	274	55	329
Operating lease assets	—	186	—	186

June 30, 2009
Mortgages held for sale	$—	983	628	1,611
Loans held for sale	—	693	—	693
Loans (1)	—	3,263	166	3,429
Private equity investments	—	—	43	43
Foreclosed assets (2)	—	469	34	503
Operating lease assets	—	117	—	117

(1)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off, which includes unsecured lines and loans, is zero.

(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at period end.

	Six months ended June 30,
(in millions)	2009	2008

Mortgages held for sale	$1	(91)
Loans held for sale	119	5
Loans (1)	(6,100)	(2,619)
Private equity investments	(61)	(19)
Foreclosed assets (2)	(225)	(127)
Operating lease assets	(16)	(3)

Total	(6,282)	(2,854)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

(2)	Represents the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
Fair Value Option
The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value under FAS 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

	June 30, 2009				Dec. 31, 2008
			Fair value				Fair value
			carrying				carrying
			amount				amount
			less				less
	Fair value	Aggregate	aggregate		Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid		carrying	unpaid	unpaid
(in millions)	amount	principal	principal		amount	principal	principal

Mortgages held for sale reported at fair value:
Total loans	$40,190	40,505	(315	) (1)	18,754	18,862	(108	) (1)
Nonaccrual loans	201	475	(274)		152	344	(192)
Loans 90 days or more past due and still accruing	62	67	(5)		58	63	(5)
Loans held for sale reported at fair value:
Total loans	141	146	(5)		398	760	(362)
Loans 90 days or more past due and still accruing	3	3	—		1	17	(16)

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

The assets accounted for under FAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair values related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown, by income statement line item, below.

	2009			2008
	Mortgages	Loans	Other	Mortgages	Other
	held	held	interests	held	interests
(in millions)	for sale	for sale	held	for sale	held

Quarter ended June 30,
Mortgage banking noninterest income:
Net gains on mortgage loan origination/sales activities (1)	$630	—	—	97	—
Other noninterest income	—	48	96	—	182

Six months ended June 30,
Mortgage banking noninterest income:
Net gains on mortgage loan origination/sales activities (1)	$2,293	—	—	849	—
Other noninterest income	—	92	79	—	115

(1)	Includes changes in fair value of servicing associated with MHFS.
Interest income on mortgages held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in interest income in the income statement.
Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments, excluding short-term financial assets and liabilities because carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.
In accordance with FAS 107, we have not included assets and liabilities that are not financial instruments in our disclosure, such as the value of the long-term relationships with our deposit, credit card and trust customers, amortized MSRs, premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in millions)	amount	fair value	amount	fair value

Financial assets
Mortgages held for sale (1)	$1,801	1,801	1,334	1,333
Loans held for sale (2)	5,272	5,362	5,830	5,876
Loans, net	798,578	764,268	843,817	829,603
Nonmarketable equity investments (cost method)	8,778	8,815	9,146	9,262
Financial liabilities
Deposits	$813,735	814,708	781,402	781,964
Long-term debt (3)	229,330	228,641	267,055	266,023

(1)	Balance excludes mortgages held for sale for which the fair value option under FAS 159 was elected, and therefore includes nonprime residential and commercial mortgages held for sale.

(2)	Balance excludes loans held for sale for which the fair value option under FAS 159 was elected.

(3)	The carrying amount and fair value exclude obligations under capital leases of $86 million at June 30, 2009, and $103 million at December 31, 2008.

13. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.
The following table provides detail of preferred stock.

			June 30, 2009		Dec. 31, 2008
	Shares
	issued and		Carrying		Carrying
(in millions, except shares)	outstanding	Par value	value	Discount	value	Discount

Series D (1)
Fixed Rate Cumulative Perpetual Preferred Stock, Series D, $1,000,000 liquidation preference per share, 25,000 shares authorized	25,000	$25,000	22,939	2,061	22,741	2,259

DEP Shares
Dividend Equalization Preferred Shares, $10 liquidation preference per share, 97,000 shares authorized	96,546	—	—	—	—	—

Series J (1)(2)
8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J, $1,000 liquidation preference per share, 2,300,000 shares authorized	2,150,375	2,150	1,995	155	1,995	155

Series K (1)(2)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock, Series K, $1,000 liquidation preference per share, 3,500,000 shares authorized	3,352,000	3,352	2,876	476	2,876	476

Series L (1)(2)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L, $1,000 liquidation preference per share, 4,025,000 shares authorized	3,968,000	3,968	3,200	768	3,200	768

Total	9,591,921	$34,470	31,010	3,460	30,812	3,658

(1)	Series D, J, K and L preferred shares qualify as Tier 1 capital.

(2)	In conjunction with the acquisition of Wachovia, at December 31, 2008, shares of Series J, K and L perpetual preferred stock were converted into shares of a corresponding series of Wells Fargo preferred stock having substantially the same rights and preferences. The carrying value is par value adjusted to fair value in purchase accounting.
In addition to the preferred stock issued and outstanding described in the table above, we have the following preferred stock authorized with no shares issued and outstanding:
•	Series A — Non-Cumulative Perpetual Preferred Stock, Series A, $100,000 liquidation preference per share, 25,001 shares authorized
•	Series B — Non-Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference per share, 17,501 shares authorized
•	Series G — 7.25% Class A Preferred Stock, Series G, $15,000 liquidation preference per share, 50,000 shares authorized
•	Series H — Floating Class A Preferred Stock, Series H, $20,000 liquidation preference per share, 50,000 shares authorized

•	Series I — 5.80% Fixed to Floating Class A Preferred Stock, Series I, $100,000 liquidation preference per share, 25,010 shares authorized
Preferred Stock Issued to the Department of the Treasury On October 28, 2008, we issued to the United States Department of the Treasury 25,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series D without par value, having a liquidation preference per share equal to $1,000,000. The Series D Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. After three years, we may, at our option, subject to any necessary bank regulatory approval, redeem the Series D Preferred Stock at par value plus accrued and unpaid dividends. The Series D Preferred Stock is generally non-voting. Prior to October 28, 2011, unless we have redeemed the Series D Preferred Stock or the Treasury has transferred all of the Series D Preferred Stock to third parties, the consent of the Treasury will be required for us to declare or pay any dividends or make any distribution on our common stock, other than regular quarterly cash dividends not exceeding $0.34 per share or dividends payable only in shares of our common stock, or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement with the Treasury. Treasury, as part of the preferred stock issuance, received warrants to purchase approximately 110.3 million shares of Wells Fargo common stock at an initial exercise price of $34.01 (based on the trailing 20-day Wells Fargo average stock price as of October 10, 2008). The proceeds from Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred stock. The fair value of the warrants was determined using a third party proprietary pricing model that produces results similar to the Black-Scholes model and incorporates a valuation model that incorporates assumptions including our common stock price, dividend yield, stock price volatility and the risk-free interest rate. We determined the fair value of the preferred stock based on assumptions regarding the discount rate (market rate) on the preferred stock, which we estimated to be approximately 13% at the date of issuance. The discount on the preferred stock is being accreted to par value using a constant effective yield of 7.2% over a five-year term, which is the expected life of the preferred stock.
In addition, we hold shares of our ESOP (Employee Stock Ownership Plan) Cumulative Convertible Preferred Stock (ESOP Preferred Stock) that were issued to a trustee acting on behalf of the Wells Fargo & Company 401(k) Plan. The following table provides detail of our ESOP Preferred Stock.

	Shares issued and outstanding		Carrying value		Adjustable
	June 30,	Dec. 31,	June 30,	Dec. 31,	dividend rate
(in millions, except shares)	2009	2008	2009	2008	Minimum	Maximum

ESOP Preferred Stock (1)
2008	132,129	156,914	$132	157	10.50%	11.50
2007	107,784	110,159	108	110	10.75	11.75
2006	81,449	83,249	81	83	10.75	11.75
2005	61,109	62,484	61	63	9.75	10.75
2004	44,925	45,950	45	46	8.50	9.50
2003	28,568	29,218	29	29	8.50	9.50
2002	18,459	18,889	18	19	10.50	11.50
2001	10,178	10,393	10	10	10.50	11.50
2000	2,596	2,644	3	3	11.50	12.50

Total ESOP Preferred Stock	487,197	519,900	$487	520

Unearned ESOP shares (2)			$(520)	(555)

(1)	Liquidation preference $1,000. At June 30, 2009 and December 31, 2008, additional paid-in capital included $33 million and $35 million, respectively, related to preferred stock.

(2)	In accordance with the AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

14. EMPLOYEE BENEFITS
We sponsor noncontributory qualified defined benefit retirement plans including the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of legacy Wells Fargo, and the Wachovia Corporation Pension Plan (Pension Plan), a cash balance plan that covers eligible employees of the Wachovia Corporation.
The net periodic benefit cost was:

	2009			2008
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended June 30,
Service cost	$100	4	3	73	3	4
Interest cost	149	19	21	69	6	10
Expected return on plan assets	(160)	—	(7)	(119)	—	(10)
Amortization of net actuarial loss	48	1	1	—	4	—
Amortization of prior service cost	—	(1)	(1)	—	(2)	(1)
Curtailment gain	(32)	(35)	—	—	—	—

Net periodic benefit cost	$105	(12)	17	23	11	3

Six months ended June 30,
Service cost	$207	8	6	146	7	7
Interest cost	294	38	42	138	11	20
Expected return on plan assets	(323)	—	(14)	(239)	—	(20)
Amortization of net actuarial loss	154	3	2	—	7	—
Amortization of prior service cost	—	(2)	(2)	—	(3)	(2)
Curtailment gain	(32)	(35)	—	—	—	—

Net periodic benefit cost	$300	12	34	45	22	5

On April 28, 2009, the Board of Directors approved amendments to freeze the benefits earned under the Wells Fargo qualified and supplemental Cash Balance Plans and the Pension Plan, and to merge the Pension Plan into the qualified Cash Balance Plan. These actions became effective on July 1, 2009.
Freezing and merging the above plans resulted in a re-measurement of the pension obligations and plan assets as of April 30, 2009. Freezing and re-measuring decreased the pension obligations by approximately $945 million and decreased cumulative other comprehensive income by approximately $725 million pre tax ($456 million after tax) in second quarter 2009. The re-measurement resulted in a decrease in the fair value of plan assets of approximately $150 million. We used a discount rate of 7.75% for the April 30, 2009, re-measurement based on our consistent methodology of determining our discount rate based on an established yield curve developed by our outside actuarial firm. This methodology incorporates a broad group of top quartile Aa or higher rated bonds. We determined the discount rate by matching this yield curve with the timing and amounts of the expected benefit payments for our plans.
As a result of freezing our pension plans, we revised our amortization life for actuarial gains and losses from five years to 13 years to reflect the estimated average remaining participation period.
For second quarter 2009, these actions lowered pension cost by approximately $125 million, which included $67 million of one-time curtailment gains. These actions are expected to reduce pension cost in the second half of 2009 by approximately $375 million.

We do not expect that we will be required to make a minimum contribution in 2009 for the Cash Balance Plan. Our decision on how much to contribute, if any, depends on other factors, including the actual investment performance of plan assets. Given these uncertainties, we cannot at this time reliably estimate the amount that we will contribute in 2009 to the Cash Balance Plan.
15. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2009	2008	2009	2008

Wells Fargo net income (numerator)	$3,172	1,753	6,217	3,752
Less: Preferred stock dividends and accretion	(597)	—	(1,258)	—

Wells Fargo net income applicable to common stock (numerator)	$2,575	1,753	4,959	3,752

Earnings per common share
Average common shares outstanding (denominator)	4,483.1	3,309.8	4,365.9	3,306.1
Per share	$0.58	0.53	1.14	1.13

Diluted earnings per common share
Average common shares outstanding	4,483.1	3,309.8	4,365.9	3,306.1
Add: Stock options	18.2	11.5	9.0	13.4
Restricted share rights	0.3	0.1	0.2	0.1

Diluted average common shares outstanding (denominator)	4,501.6	3,321.4	4,375.1	3,319.6

Per share	$0.57	0.53	1.13	1.13

At June 30, 2009, options and warrants to purchase 287.4 million and 110.3 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore were antidilutive. At June 30, 2008, options to purchase 178.1 million shares were antidilutive and, accordingly, were not included on a share-equivalent basis in the calculation of diluted earnings per common share.

16. OPERATING SEGMENTS
As a result of the combination of Wells Fargo and Wachovia, in first quarter 2009, management realigned its segments into the following three lines of business for management reporting: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. We revised prior period information to reflect the first quarter 2009 realignment of our operating segments; however, because the acquisition was completed on December 31, 2008, Wachovia’s results are not included in the income statement or in average balances for periods prior to 2009.
Community Banking offers a complete line of diversified financial products and services to consumers and small businesses with annual sales generally up to $20 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and securities brokerage through affiliates. These products and services include the Wells Fargo Advantage FundsSM, a family of mutual funds. Loan products include lines of credit, equity lines and loans, equipment and transportation (recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, Health Savings Accounts and merchant payment processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts, time deposits and debit cards.
Community Banking serves customers through a complete range of channels, including traditional banking stores, in-store banking centers, business centers, ATMs, and Wells Fargo Customer Connection, 24-hours a day, seven days a week telephone service. Online banking services include single sign-on to online banking, bill pay and brokerage, as well as online banking for small business.
Community Banking also includes Wells Fargo Financial consumer finance and auto finance operations. Consumer finance operations make real estate loans to individuals in the United States and the Pacific Rim, and also make direct consumer loans to individuals and purchase sales finance contracts from retail merchants from offices throughout the United States, and in Canada and the Pacific Rim. Auto finance operations specialize in purchasing sales finance contracts directly from auto dealers in Puerto Rico and making loans secured by autos in the United States and Puerto Rico. Wells Fargo Financial also provides credit cards, lease and other commercial financing.

Wholesale Banking provides financial solutions to businesses across the United States with annual sales generally in excess of $10 million and to financial institutions globally. Wholesale Banking provides a complete line of commercial, corporate, capital markets, cash management and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, trade financing, collection services, foreign exchange services, treasury management, investment management, institutional fixed-income sales, interest rate, commodity and equity risk management, online/electronic products such as the Commercial Electronic Office® (CEO ®) portal, insurance, corporate trust fiduciary and agency services, and investment banking services. Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.
Wealth, Brokerage and Retirement provides services including comprehensive planning and advice, investment management, brokerage, private banking, estate planning strategies, trust, insurance and retirement. Wealth Management uses an integrated model to provide affluent and high-net-worth customers with a complete range of wealth management solutions and services. Family Wealth meets the unique needs of ultra-high-net-worth customers managing multi-generational assets — those with at least $50 million in assets. Retail Brokerage’s financial advisors serve customers’ advisory, brokerage and financial needs, including investment management, portfolio monitoring and estate planning as part of one of the largest full-service brokerage firms in the United States. They also offer access to banking products, insurance, and investment banking services. First Clearing LLC, our correspondent clearing firm, provides technology, product and other business support to broker-dealers across the United States. Retirement supports individual investors’ retirement needs and is a leader in 401(k) and pension record keeping, investment services, trust and custody solutions for U.S. companies and their employees. The division also provides investments and executive benefits to institutional clients and delivers reinsurance services to global insurance companies.
Other includes integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing wealth management customers serviced and products sold in the stores.

The following table presents certain financial information and related metrics by operating segment and in total for the consolidated company.

	Community		Wholesale		Wealth, Brokerage				Consolidated
(income/expense in millions,	Banking		Banking		and Retirement		Other		Company
average balances in billions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Quarter ended June 30,
Net interest income (1)	$8,784	5,235	2,479	1,025	764	199	(263)	(181)	11,764	6,278
Provision for credit losses	4,264	2,766	738	246	115	4	(31)	(4)	5,086	3,012
Noninterest income	6,023	3,637	2,759	1,388	2,222	481	(261)	(324)	10,743	5,182
Noninterest expense	7,665	4,300	2,807	1,358	2,289	497	(64)	(310)	12,697	5,845

Income (loss) before income tax expense (benefit)	2,878	1,806	1,693	809	582	179	(429)	(191)	4,724	2,603
Income tax expense (benefit)	798	604	618	235	222	68	(163)	(73)	1,475	834

Net income (loss) before noncontrolling interests	2,080	1,202	1,075	574	360	111	(266)	(118)	3,249	1,769
Less: Net income (loss) from noncontrolling interests	72	18	8	(2)	(3)	—	—	—	77	16

Net income (loss) (2)	$2,008	1,184	1,067	576	363	111	(266)	(118)	3,172	1,753

Average loans	$540.7	283.2	263.5	107.7	45.9	14.8	(16.2)	(14.2)	833.9	391.5
Average assets	799.2	439.9	381.7	151.4	110.2	17.8	(16.2)	(14.4)	1,274.9	594.7
Average core deposits	543.9	251.1	138.1	64.8	113.5	22.5	(29.8)	(20.0)	765.7	318.4

Six months ended June 30,
Net interest income (1)	$17,281	9,953	4,846	2,051	1,501	353	(488)	(319)	23,140	12,038
Provision for credit losses	8,268	4,631	1,283	407	140	6	(47)	(4)	9,644	5,040
Noninterest income	11,479	7,119	5,299	2,539	4,124	964	(518)	(637)	20,384	9,985
Noninterest expense	14,823	8,205	5,338	2,702	4,508	982	(154)	(602)	24,515	11,287

Income (loss) before income tax expense (benefit)	5,669	4,236	3,524	1,481	977	329	(805)	(350)	9,365	5,696
Income tax expense (benefit)	1,688	1,501	1,265	415	380	125	(306)	(133)	3,027	1,908

Net income (loss) before noncontrolling interests	3,981	2,735	2,259	1,066	597	204	(499)	(217)	6,338	3,788
Less: Net income (loss) from noncontrolling interests	134	29	12	7	(25)	—	—	—	121	36

Net income (loss) (2)	$3,847	2,706	2,247	1,059	622	204	(499)	(217)	6,217	3,752

Average loans	$546.7	282.9	267.7	104.3	46.3	14.3	(16.0)	(13.8)	844.7	387.7
Average assets	798.6	435.9	392.7	145.7	107.1	17.3	(16.1)	(14.0)	1,282.3	584.9
Average core deposits	540.9	248.8	138.3	66.5	108.1	21.8	(27.5)	(19.3)	759.8	317.8

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.

(2)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the Consolidated Company.

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its wholly-owned subsidiaries (WFFI).
Condensed Consolidating Statement of Income

	Quarter ended June 30, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1	—	—	(1)	—
Nonbank	209	—	—	(209)	—
Interest income from loans	—	867	9,669	(4)	10,532
Interest income from subsidiaries	580	—	—	(580)	—
Other interest income	114	27	3,630	(2)	3,769

Total interest income	904	894	13,299	(796)	14,301

Deposits	—	—	970	(13)	957
Short-term borrowings	50	8	238	(241)	55
Long-term debt	860	338	699	(412)	1,485
Other interest expense	—	—	40	—	40

Total interest expense	910	346	1,947	(666)	2,537

Net interest income	(6)	548	11,352	(130)	11,764
Provision for credit losses	—	348	4,738	—	5,086

Net interest income after provision for credit losses	(6)	200	6,614	(130)	6,678

Noninterest income
Fee income — nonaffiliates	—	30	5,717	—	5,747
Other	141	38	5,328	(511)	4,996

Total noninterest income	141	68	11,045	(511)	10,743

Noninterest expense
Salaries and benefits	144	31	6,550	—	6,725
Other	153	177	6,151	(509)	5,972

Total noninterest expense	297	208	12,701	(509)	12,697

Income before income tax expense (benefit) and equity in undistributed income of subsidiaries	(162)	60	4,958	(132)	4,724
Income tax expense (benefit)	(76)	22	1,529	—	1,475
Equity in undistributed income of subsidiaries	3,258	—	—	(3,258)	—

Net income before noncontrolling interests	3,172	38	3,429	(3,390)	3,249
Less: Net income from noncontrolling interests	—	—	77	—	77

Parent, WFFI, Other and Wells Fargo net income	$3,172	38	3,352	(3,390)	3,172

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$358	—	—	(358)	—
Nonbank	—	—	—	—	—
Interest income from loans	1	1,339	5,480	(14)	6,806
Interest income from subsidiaries	711	—	—	(711)	—
Other interest income	40	26	1,762	(87)	1,741

Total interest income	1,110	1,365	7,242	(1,170)	8,547

Deposits	—	—	1,168	(105)	1,063
Short-term borrowings	112	56	512	(323)	357
Long-term debt	657	464	112	(384)	849

Total interest expense	769	520	1,792	(812)	2,269

Net interest income	341	845	5,450	(358)	6,278
Provision for credit losses	—	638	2,374	—	3,012

Net interest income after provision for credit losses	341	207	3,076	(358)	3,266

Noninterest income
Fee income — nonaffiliates	—	104	2,557	—	2,661
Other	74	52	2,895	(500)	2,521

Total noninterest income	74	156	5,452	(500)	5,182

Noninterest expense
Salaries and benefits	18	218	3,193	—	3,429
Other	45	276	2,595	(500)	2,416

Total noninterest expense	63	494	5,788	(500)	5,845

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	352	(131)	2,740	(358)	2,603
Income tax expense (benefit)	(49)	(43)	926	—	834
Equity in undistributed income of subsidiaries	1,352	—	—	(1,352)	—

Net income (loss) before noncontrolling interests	1,753	(88)	1,814	(1,710)	1,769
Less: Net income from noncontrolling interests	—	—	16	—	16

Parent, WFFI, Other and Wells Fargo net income (loss)	$1,753	(88)	1,798	(1,710)	1,753

Condensed Consolidating Statement of Income

	Six months ended June 30, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$717	—	—	(717)	—
Nonbank	209	—	—	(209)	—
Interest income from loans	—	1,852	19,454	(9)	21,297
Interest income from subsidiaries	1,231	—	—	(1,231)	—
Other interest income	227	53	7,042	(5)	7,317

Total interest income	2,384	1,905	26,496	(2,171)	28,614

Deposits	—	—	1,977	(21)	1,956
Short-term borrowings	114	17	574	(527)	178
Long-term debt	1,889	706	1,482	(813)	3,264
Other interest expense	—	—	76	—	76

Total interest expense	2,003	723	4,109	(1,361)	5,474

Net interest income	381	1,182	22,387	(810)	23,140
Provision for credit losses	—	1,023	8,621	—	9,644

Net interest income after provision for credit losses	381	159	13,766	(810)	13,496

Noninterest income
Fee income — nonaffiliates	—	83	11,027	—	11,110
Other	314	71	10,025	(1,136)	9,274

Total noninterest income	314	154	21,052	(1,136)	20,384

Noninterest expense
Salaries and benefits	282	50	12,887	—	13,219
Other	263	371	11,796	(1,134)	11,296

Total noninterest expense	545	421	24,683	(1,134)	24,515

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	150	(108)	10,135	(812)	9,365
Income tax expense (benefit)	(234)	(35)	3,296	—	3,027
Equity in undistributed income of subsidiaries	5,833	—	—	(5,833)	—

Net income (loss) before noncontrolling interests	6,217	(73)	6,839	(6,645)	6,338
Less: Net income from noncontrolling interests	—	—	121	—	121

Parent, WFFI, Other and Wells Fargo net income (loss)	$6,217	(73)	6,718	(6,645)	6,217

Condensed Consolidating Statement of Income

	Six months ended June 30, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,155	—	—	(1,155)	—
Nonbank	11	—	—	(11)	—
Interest income from loans	2	2,746	11,304	(34)	14,018
Interest income from subsidiaries	1,570	—	—	(1,570)	—
Other interest income	94	55	3,318	(89)	3,378

Total interest income	2,832	2,801	14,622	(2,859)	17,396

Deposits	—	—	2,927	(270)	2,657
Short-term borrowings	256	139	933	(546)	782
Long-term debt	1,515	959	322	(877)	1,919

Total interest expense	1,771	1,098	4,182	(1,693)	5,358

Net interest income	1,061	1,703	10,440	(1,166)	12,038
Provision for credit losses	—	980	4,060	—	5,040

Net interest income after	—	—	—	—
provision for credit losses	1,061	723	6,380	(1,166)	6,998

Noninterest income
Fee income — nonaffiliates	—	220	5,009	—	5,229
Other	367	100	5,205	(916)	4,756

Total noninterest income	367	320	10,214	(916)	9,985

Noninterest expense
Salaries and benefits	(85)	484	6,245	—	6,644
Other	(60)	553	5,066	(916)	4,643

Total noninterest expense	(145)	1,037	11,311	(916)	11,287

Income before income tax expense and equity in undistributed income of subsidiaries	1,573	6	5,283	(1,166)	5,696
Income tax expense	96	12	1,800	—	1,908
Equity in undistributed income of subsidiaries	2,275	—	—	(2,275)	—

Net income (loss) before noncontrolling interests	3,752	(6)	3,483	(3,441)	3,788
Less: Net income from noncontrolling interests	—	—	36	—	36

Parent, WFFI, Other and Wells Fargo net income (loss)	$3,752	(6)	3,447	(3,441)	3,752

Condensed Consolidating Balance Sheet

	June 30, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Assets
Cash and cash equivalents due from:
Subsidiary banks	$33,582	186	—	(33,768)	—
Nonaffiliates	—	152	36,456	—	36,608
Securities available for sale	4,910	2,304	199,586	(5)	206,795
Mortgages and loans held for sale	—	—	47,404	—	47,404

Loans	8	36,738	798,453	(13,585)	821,614
Loans to subsidiaries:
Bank	11,760	—	—	(11,760)	—
Nonbank	63,075	—	—	(63,075)	—
Allowance for loan losses	—	(1,723)	(21,312)	—	(23,035)

Net loans	74,843	35,015	777,141	(88,420)	798,579

Investments in subsidiaries:
Bank	122,703	—	—	(122,703)	—
Nonbank	20,316	—	—	(20,316)	—
Other assets	10,669	1,428	198,936	(16,243)	194,790

Total assets	$267,023	39,085	1,259,523	(281,455)	1,284,176

Liabilities and equity
Deposits	$—	—	844,784	(31,049)	813,735
Short-term borrowings	7,022	10,473	84,437	(46,449)	55,483
Accrued expenses and other liabilities	6,710	1,102	73,262	(16,914)	64,160
Long-term debt	127,359	26,039	108,933	(32,915)	229,416
Indebtedness to subsidiaries	11,309	—	—	(11,309)	—

Total liabilities	152,400	37,614	1,111,416	(138,636)	1,162,794

Parent, WFFI, other and Wells Fargo stockholders’ equity	114,623	1,456	141,363	(142,819)	114,623
Noncontrolling interests	—	15	6,744	—	6,759

Total equity	114,623	1,471	148,107	(142,819)	121,382

Total liabilities and equity	$267,023	39,085	1,259,523	(281,455)	1,284,176

Condensed Consolidating Balance Sheet

	Dec. 31, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Assets
Cash and cash equivalents due from:
Subsidiary banks	$15,658	246	—	(15,904)	—
Nonaffiliates	—	180	73,016	—	73,196
Securities available for sale	4,950	2,130	144,494	(5)	151,569
Mortgages and loans held for sale	—	—	26,316	—	26,316

Loans	9	45,930	827,242	(8,351)	864,830
Loans to subsidiaries:
Bank	21,745	—	—	(21,745)	—
Nonbank	68,527	—	—	(68,527)	—
Allowance for loan losses	—	(2,359)	(18,654)	—	(21,013)

Net loans	90,281	43,571	808,588	(98,623)	843,817

Investments in subsidiaries:
Bank	105,721	—	—	(105,721)	—
Nonbank	24,094	—	—	(24,094)	—
Other assets	34,949	1,756	213,099	(35,063)	214,741

Total assets	$275,653	47,883	1,265,513	(279,410)	1,309,639

Liabilities and equity
Deposits	$—	—	791,728	(10,326)	781,402
Short-term borrowings	23,434	12,911	150,156	(78,427)	108,074
Accrued expenses and other liabilities	7,426	1,179	55,721	(13,637)	50,689
Long-term debt	134,026	31,704	137,118	(35,690)	267,158
Indebtedness to subsidiaries	11,683	—	—	(11,683)	—

Total liabilities	176,569	45,794	1,134,723	(149,763)	1,207,323

Parent, WFFI, other and Wells Fargo stockholders’ equity	99,084	2,074	127,573	(129,647)	99,084
Noncontrolling interests	—	15	3,217	—	3,232

Total equity	99,084	2,089	130,790	(129,647)	102,316

Total liabilities and equity	$275,653	47,883	1,265,513	(279,410)	1,309,639

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2009
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$721	801	16,327	17,849

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	562	363	17,946	18,871
Prepayments and maturities	—	84	18,400	18,484
Purchases	(308)	(597)	(80,018)	(80,923)
Loans:
Decrease (increase) in banking subsidiaries’ loan originations, net of collections	—	(217)	28,687	28,470
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	3,179	3,179
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,563)	(1,563)
Principal collected on nonbank entities’ loans	—	4,853	1,618	6,471
Loans originated by nonbank entities	—	(2,307)	(2,012)	(4,319)
Net repayments from (advances to) subsidiaries	10,246	—	(10,246)	—
Capital notes and term loans made to subsidiaries	(64)	—	64	—
Principal collected on notes/loans made to subsidiaries	5,202	—	(5,202)	—
Net decrease (increase) in investment in subsidiaries	(5,011)	—	5,011	—
Net cash paid for acquisitions	—	—	(132)	(132)
Net change in noncontrolling interests	—	—	(315)	(315)
Other, net	22,460	151	13,333	35,944

Net cash provided (used) by investing activities	33,087	2,330	(11,250)	24,167

Cash flows from financing activities:
Net change in:
Deposits	—	—	32,192	32,192
Short-term borrowings	(14,426)	1,781	(39,946)	(52,591)
Long-term debt:
Proceeds from issuance	3,538	—	338	3,876
Repayment	(11,500)	(5,000)	(18,662)	(35,162)
Preferred stock:
Cash dividends paid	(1,053)	—	—	(1,053)
Common stock:
Proceeds from issuance	9,308	—	—	9,308
Repurchased	(63)	—	—	(63)
Cash dividends paid	(1,657)	—	—	(1,657)
Excess tax benefits related to stock option payments	3	—	—	3
Other, net	(34)	—	34	—

Net cash used by financing activities	(15,884)	(3,219)	(26,044)	(45,147)

Net change in cash and due from banks	17,924	(88)	(20,967)	(3,131)
Cash and due from banks at beginning of period	15,658	426	7,679	23,763

Cash and due from banks at end of period	$33,582	338	(13,288)	20,632

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2008
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$(1,190)	974	12,993	12,777

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	1,584	541	18,981	21,106
Prepayments and maturities	—	139	10,288	10,427
Purchases	(2,462)	(687)	(49,048)	(52,197)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(513)	(17,079)	(17,592)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	1,556	1,556
Purchases (including participations) of loans by banking subsidiaries	—	—	(5,956)	(5,956)
Principal collected on nonbank entities’ loans	—	8,239	3,488	11,727
Loans originated by nonbank entities	—	(8,466)	(1,661)	(10,127)
Net repayments from (advances to) subsidiaries	(2,979)	—	2,979	—
Capital notes and term loans made to subsidiaries	(677)	—	677	—
Principal collected on notes/loans made to subsidiaries	4,101	—	(4,101)	—
Net decrease (increase) in investment in subsidiaries	(295)	—	295	—
Net cash paid for acquisitions	—	—	(386)	(386)
Net change in noncontrolling interests	—	—	(21)	(21)
Other, net	431	(85)	(932)	(586)

Net cash used by investing activities	(297)	(832)	(40,920)	(42,049)

Cash flows from financing activities:
Net change in:
Deposits	—	—	(5,336)	(5,336)
Short-term borrowings	7,367	3,578	21,939	32,884
Long-term debt:
Proceeds from issuance	10,570	1,109	804	12,483
Repayment	(8,685)	(4,890)	3,612	(9,963)
Common stock:
Proceeds from issuance	608	—	—	608
Repurchased	(520)	—	—	(520)
Cash dividends paid	(2,050)	—	—	(2,050)
Excess tax benefits related to stock option payments	19	—	—	19

Net cash provided (used) by financing activities	7,309	(203)	21,019	28,125

Net change in cash and due from banks	5,822	(61)	(6,908)	(1,147)
Cash and due from banks at beginning of period	14,989	483	(715)	14,757

Cash and due from banks at end of period	$20,811	422	(7,623)	13,610

18. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks and thrifts are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB), the Office of the Comptroller of the Currency and the Office of Thrift Supervision, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. At June 30, 2009, the amount of trust preferred securities and perpetual preferred purchase securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was approximately $19.3 billion. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

									To be well capitalized
									under the FDICIA
				For capital					prompt corrective
	Actual			adequacy purposes					action provisions
(in billions)	Amount	Ratio		Amount		Ratio			Amount		Ratio

As of June 30, 2009:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$145.0	13.84%	>	$83.8	>	8.00%
Wells Fargo Bank, N.A.	57.1	12.61	>	36.2	>	8.00		>	$45.3	>	10.00%
Wachovia Bank, N.A.	60.6	13.03	>	37.2	>	8.00		>	46.5	>	10.00

Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	102.7	9.80	>	41.9	>	4.00
Wells Fargo Bank, N.A.	38.3	8.47	>	18.1	>	4.00		>	27.2	>	6.00
Wachovia Bank, N.A.	38.9	8.37	>	18.6	>	4.00		>	27.9	>	6.00

Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	102.7	8.32	>	49.4	>	4.00	(1)
Wells Fargo Bank, N.A.	38.3	7.12	>	21.5	>	4.00	(1)	>	26.9	>	5.00
Wachovia Bank, N.A.	38.9	7.18	>	21.7	>	4.00	(1)	>	27.1	>	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At June 30, 2009, each seller/servicer met these requirements.
Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At June 30, 2009, each of these subsidiaries met these requirements.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this item can be found in Note 10 (Guarantees and Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.

Item 1A.	Risk Factors
Information in response to this item can be found under the “Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2009.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be repurchased under
Calendar month	repurchased (1)	price paid per share	the authorizations

April	222,161	$15.97	11,839,813
May	185,410	25.85	11,654,403
June	29,438	24.44	11,624,965

Total	437,009

(1)	All shares were repurchased under the authorization covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 23, 2008. Unless modified or revoked by the Board, this authorization does not expire.

Item 4.	Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on April 28, 2009. There were 4,243,848,473 shares of common stock outstanding and entitled to vote at the meeting. A total of 3,663,521,048 shares of common stock were represented at the meeting in person or by proxy, representing 86.3% of the shares outstanding and entitled to vote at the meeting.
At the meeting, stockholders:
(1)	elected all 19 of the directors nominated by the Board of Directors;

(2)	approved the non-binding advisory resolution regarding compensation of our named executives as disclosed in our 2009 proxy statement;

(3)	ratified the appointment of KPMG LLP as our independent auditors for 2009;

(4)	approved an amendment to the Long-Term Incentive Compensation Plan;

(5)	rejected the stockholder proposal regarding a By-Laws amendment to require an independent chairman; and

(6)	rejected the stockholder proposal regarding a report on political contributions.

The voting results for each matter were:
(1)	Election of Directors

	For	Against	Abstentions
John D. Baker II	3,435,633,262	211,841,563	16,046,223
John S. Chen	2,947,304,856	697,865,034	18,351,158
Lloyd H. Dean	3,435,345,703	211,935,383	16,239,962
Susan E. Engel	3,062,917,429	582,383,022	18,220,597
Enrique Hernandez, Jr.	3,389,162,005	257,464,656	16,894,387
Donald M. James	2,788,711,431	856,234,662	18,574,955
Robert L. Joss	3,434,635,399	212,415,168	16,470,481
Richard M. Kovacevich	3,526,862,097	123,606,940	13,052,011
Richard D. McCormick	3,064,512,427	580,365,962	18,642,659
Mackey J. McDonald	2,966,971,078	677,585,319	18,964,651
Cynthia H. Milligan	2,470,353,859	1,176,161,113	17,006,076
Nicholas G. Moore	3,560,304,978	87,010,059	16,206,011
Philip J. Quigley	2,461,724,053	1,184,213,856	17,583,139
Donald B. Rice	2,412,890,756	1,231,667,728	18,962,564
Judith M. Runstad	3,552,568,317	95,372,101	15,580,630
Stephen W. Sanger	3,066,616,310	578,721,033	18,183,705
Robert K. Steel	3,547,660,972	99,900,362	15,959,714
John G. Stumpf	3,547,506,827	103,112,381	12,901,840
Susan G. Swenson	3,453,168,565	195,132,635	15,219,848

(2)	Proposal to Approve a Non-Binding Advisory Resolution Regarding the Compensation of the Company’s Named Executives

For	Against	Abstentions

3,400,103,857	176,518,053	86,899,138
(3)	Proposal to Ratify Appointment of KPMG LLP as Independent Auditors for 2009

For	Against	Abstentions

3,578,107,722	73,567,896	11,845,430
(4)	Proposal to Approve Amended Long-Term Incentive Compensation Plan

			Broker
For	Against	Abstentions	Non-Votes

2,114,115,130	985,312,415	21,822,848	542,270,655
(5)	Stockholder Proposal Regarding By-Laws Amendment to Require Independent Chairman

			Broker
For	Against	Abstentions	Non-Votes

952,307,141	2,108,895,555	60,047,697	542,270,655
(6)	Stockholder Proposal Regarding a Report on Political Contributions

			Broker
For	Against	Abstentions	Non-Votes

719,820,122	1,925,869,627	475,560,644	542,270,655

Item 6.	Exhibits
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

WELLS FARGO & COMPANY
Dated: August 7, 2009	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	Certificate of Designations for the Company’s 2008 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(e)	Certificate Eliminating the Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(f)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series A.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed May 19, 2008.

3(g)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed September 10, 2008.

3(h)	Certificate of Designations for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 30, 2008.

3(i)	Certificate of Designations for the Company’s Dividend Equalization Preferred Shares.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(j)	Certificate of Designations for the Company’s Class A Preferred Stock, Series G.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(k)	Certificate of Designations for the Company’s Class A Preferred Stock, Series H.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(l)	Certificate of Designations for the Company’s Class A Preferred Stock, Series I.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(m)	Certificate of Designations for the Company’s 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J.	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(n)	Certificate of Designations for the Company’s Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series K.	Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(o)	Certificate of Designations for the Company’s 7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L.	Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(p)	Certificate Eliminating the Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed April 13, 2009.

Exhibit
Number	Description	Location
3(q)	By-Laws.	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(q).

4(b)	Instrument of Removal, Appointment and Acceptance, dated as of July 6, 2009, by and among the Company, U.S. Bank National Association, and Wells Fargo Bank, National Association.	Filed herewith.

4(c)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Amendment to Long-Term Incentive Compensation Plan, as amended through April 28, 2009.	Filed herewith.

10(b)	Supplemental Cash Balance Plan, as amended through April 28, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.

10(c)	Supplemental 401(k) Plan, as amended through April 28, 2009.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Including interest on deposits	2.74	2.11	2.61	2.03

Excluding interest on deposits	3.72	3.04	3.45	3.01
(Computation is based on Wells Fargo net income.)

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Quarter ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Including interest on deposits	2.06	2.11	1.97	2.03

Excluding interest on deposits	2.46	3.04	2.30	3.01
(Computation is based on Wells Fargo net income.)

Exhibit
Number	Description	Location
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2009 and 2008; (ii) Consolidated Balance Sheet at June 30, 2009 and December 31, 2008; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the six months ended June 30, 2009 and 2008; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008; and (v) Notes to Financial Statements, tagged as blocks of text.	Furnished herewith.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.