Form 10-Q
period 2009-09-30
WELLS FARGO & CO/MN
filed 2009-11-06
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer	☑	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 30, 2009
Common stock, $1-2/3 par value	4,685,063,588

FORM 10-Q
CROSS-REFERENCE INDEX

PART I – FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA (1)(2)

	Quarter ended					Nine months ended
	Sept. 30 ,	June 30	,	Sept. 30	,	Sept. 30	,	Sept. 30	,
($ in millions, except per share amounts)	2009	2009		2008		2009		2008

For the Period
Wells Fargo net income	$3,235	3,172		1,637		9,452		5,389
Wells Fargo net income applicable to common stock	2,637	2,575		1,637		7,596		5,389
Diluted earnings per common share	0.56	0.57		0.49		1.69		1.62
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.03%	1.00		1.06		1.00		1.21
Net income to average assets	1.06	1.02		1.07		1.02		1.22
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	12.04	13.70		13.63		13.29		15.02
Net income to average total equity	10.57	11.56		13.66		11.32		15.06
Efficiency ratio (3)	52.0	56.4		53.0		54.9		51.8
Total revenue	$22,466	22,507		10,377		65,990		32,400
Pre-tax pre-provision profit (PTPP) (4)	10,782	9,810		4,876		29,791		15,612
Dividends declared per common share	0.05	0.05		0.34		0.44		0.96
Average common shares outstanding	4,678.3	4,483.1		3,316.4		4,471.2		3,309.6
Diluted average common shares outstanding	4,706.4	4,501.6		3,331.0		4,485.3		3,323.4
Average loans	$810,191	833,945		404,203		833,076		393,262
Average assets	1,246,051	1,274,926		614,194		1,270,071		594,717
Average core deposits (5)	759,319	765,697		320,074		759,668		318,582
Average retail core deposits (6)	584,414	596,648		234,140		590,499		230,935
Net interest margin	4.36%	4.30		4.79		4.27		4.80
At Period End
Securities available for sale	$183,814	206,795		86,882		183,814		86,882
Loans	799,952	821,614		411,049		799,952		411,049
Allowance for loan losses	24,028	23,035		7,865		24,028		7,865
Goodwill	24,052	24,619		13,520		24,052		13,520
Assets	1,228,625	1,284,176		622,361		1,228,625		622,361
Core deposits (5)	747,913	761,122		334,076		747,913		334,076
Wells Fargo stockholders’ equity	122,150	114,623		46,957		122,150		46,957
Total equity	128,924	121,382		47,259		128,924		47,259
Tier 1 capital (7)	108,785	102,721		45,182		108,785		45,182
Total capital (7)	150,079	144,984		60,525		150,079		60,525
Capital ratios:
Wells Fargo common stockholders’ equity to assets	7.41%	6.51		7.54		7.41		7.54
Total equity to assets	10.49	9.45		7.59		10.49		7.59
Average Wells Fargo common stockholders’ equity to average assets	6.98	5.92		7.78		6.02		8.06
Average total equity to average assets	9.99	8.85		7.83		8.98		8.11
Risk-based capital (7)
Tier 1 capital	10.63	9.80		8.59		10.63		8.59
Total capital	14.66	13.84		11.51		14.66		11.51
Tier 1 leverage (7)	9.03	8.32		7.54		9.03		7.54
Book value per common share	$19.46	17.91		14.14		19.46		14.14
Team members (active, full-time equivalent)	265,100	269,900		159,000		265,100		159,000
Common stock price:
High	$29.56	28.45		44.68		30.47		44.68
Low	22.08	13.65		20.46		7.80		20.46
Period end	28.18	24.26		37.53		28.18		37.53

(1)	Wells Fargo & Company (Wells Fargo) acquired Wachovia Corporation (Wachovia) on December 31, 2008. Because the acquisition was completed on December 31, 2008, Wachovia’s results are included in the income statement, average balances and related metrics beginning in 2009. Wachovia’s assets and liabilities are included in the consolidated balance sheet beginning on December 31, 2008.

(2)	On January 1, 2009, we adopted new accounting guidance on noncontrolling interests on a retrospective basis for disclosure and, accordingly, prior period information reflects the adoption. The guidance requires that noncontrolling interests be reported as a component of total equity.

(3)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(4)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

(5)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).

(6)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.

(7)	See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

This Report on Form 10-Q for the quarter ended September 30, 2009, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (First Quarter 2009 Form 10-Q), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Second Quarter 2009 Form 10-Q), and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov. See page 145-146 for the Glossary of Acronyms for terms used throughout the Financial Review section of this Form 10-Q and page 147 for the Codification Cross Reference for cross references from accounting standards under the recently adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) to pre-Codification accounting standards.
OVERVIEW
Wells Fargo & Company is a $1.2 trillion diversified financial services company providing banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage and consumer finance through banking stores, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia (D.C.) and in other countries. We ranked fourth in assets and third in the market value of our common stock among our peers at September 30, 2009. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. When we refer to “legacy Wells Fargo,” we mean Wells Fargo excluding Wachovia Corporation (Wachovia).
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy, diversified business model and the breadth of our geographic reach help facilitate growth in both strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us, gain new customers in our extended markets, and increase market share in many businesses. We continued to earn more of our customers’ business in 2009 in both our retail and commercial banking businesses and in our equally customer-centric securities brokerage and investment banking businesses.
On December 31, 2008, Wells Fargo acquired Wachovia. Because the acquisition was completed at the end of 2008, Wachovia’s results are included in the income statement, average balances and related metrics beginning in 2009. Wachovia’s assets and liabilities are included, at fair value, in the consolidated balance sheet beginning on December 31, 2008, but not in 2008 averages.
On January 1, 2009, we adopted new FASB guidance on noncontrolling interests on a retrospective basis for disclosure and, accordingly, prior period information reflects the adoption. The guidance requires that noncontrolling interests be reported as a component of total equity. In addition, our consolidated income statement must disclose amounts attributable to both Wells Fargo interests and the noncontrolling interests.

Wells Fargo net income was a record $3.2 billion in third quarter 2009, with net income applicable to common stock of $2.6 billion. Diluted earnings per common share were $0.56, after a $1.0 billion build of the allowance for credit losses ($0.13 per common share) and merger-related and restructuring expenses of $249 million ($0.03 per common share).
We generated record earnings and built capital at a record rate in third quarter 2009 despite cyclically elevated credit costs. Our fundamental diversified business model continued to generate strong revenue in the current environment. Our cross-sell at legacy Wells Fargo set records for the 10th consecutive year — an average of 5.90 products for retail banking households and an average of 6.4 products for wholesale and commercial customers. One of every four of our legacy Wells Fargo retail banking households has eight or more products and our average middle-market commercial banking customer has almost eight products. We believe there is potentially significant opportunity for growth as we increase the Wachovia retail bank household cross-sell. Business banking household cross-sell offers another potential opportunity for growth, with a cross-sell of 3.72 products at legacy Wells Fargo. Our goal is eight products per customer, which is approximately half of our estimate of potential demand.
Wells Fargo remains one of the largest providers of credit to the U.S. economy. We have extended more than $547 billion of new credit to creditworthy customers through third quarter 2009, including $169 billion in new loan commitments and originations this quarter. Average checking and savings deposits grew 11% (annualized) to $629.6 billion in third quarter 2009 from $613.3 billion in second quarter 2009 as we continued to gain new customers and deepen our relationships with existing customers.
We have stated in the past that to consistently grow over the long term, successful companies must invest in their core businesses and maintain strong balance sheets. In third quarter 2009, we opened 15 retail banking stores throughout the combined company for a retail network total of 6,653 stores. The first state community bank conversion (Colorado) of Wachovia stores to the Wells Fargo platform is scheduled for November, with the conversion of our remaining overlapping markets scheduled to occur in 2010.
The Wachovia integration remains on track and on schedule, with business and revenue synergies exceeding our expectations. Cross-sell revenues are already being realized. We are on track to realize annual run-rate savings of $5 billion upon completion of the Wachovia integration expected in 2011. We currently expect cumulative merger integration costs of approximately $5.5 billion, down from our previous $7.9 billion estimate. The revised estimate reflects lower owned real estate write-downs and lower employee-related expenses than anticipated at the time of the merger.
We continued taking actions during the quarter to further strengthen our balance sheet, including building the allowance for credit losses to $24.5 billion, reducing previously identified non-strategic and liquidating loan portfolios to $152.7 billion, and reducing the value of our debt and equity investment portfolios through $396 million of other-than-temporary impairment (OTTI) write-downs. Also, the value of our mortgage servicing rights (MSRs) as a percentage of loans serviced for others dropped to 83 basis points, in line with lower mortgage rates and the influence of new Federal mortgage modification programs on servicing costs and expected consumer refinancings. We significantly built capital in third quarter 2009, primarily driven by record retained earnings and other sources of internal capital generation. Tier 1 common equity increased to $53 billion, 5.18% of risk-weighted assets. Tier 1 leverage and Tier 1 capital ratios increased to 9.03% and 10.63%, respectively. While the Supervisory Capital Assessment Program (SCAP) will not be completed until after the end of the third quarter, we have already generated $20 billion from market and internal sources toward the $13.7 billion capital buffer required by the Federal Reserve, exceeding the requirement by $6 billion. See the “Capital Management” section in this Report for more information.

We have seen signs of stability in our credit portfolio, as growth in credit losses slowed during third quarter 2009. We expect credit losses to remain elevated in the near term, but, assuming no further economic deterioration, current projections show credit losses peaking in the first half of 2010 in our consumer portfolios and later in 2010 in our commercial and commercial real estate portfolios. Our credit reserves as of September 30, 2009, reflected an improvement in consumer loss emergence, with all of the third quarter 2009 reserve build covering either higher commercial loss emergence or consumer troubled debt restructurings (TDRs).
We believe it is important to maintain a well controlled operating environment as we integrate the Wachovia businesses and grow the combined company. We manage our credit risk by setting what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our loan portfolio. We manage the interest rate and market risks inherent in our asset and liability balances within prudent ranges, while ensuring adequate liquidity and funding. We maintain strong capital levels to facilitate future growth.
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
Because the transaction closed on the last day of the annual reporting period, certain fair value purchase accounting adjustments were based on preliminary data as of an interim period with estimates through year end. We have validated and, where necessary, refined our December 31, 2008, fair value estimates and other purchase accounting adjustments. The impact of these refinements was recorded as an adjustment to goodwill in the first nine months of 2009. Based on the purchase price of $23.1 billion and the $12.9 billion fair value of net assets acquired, inclusive of refinements identified during the first nine months of 2009, the transaction resulted in goodwill of $10.2 billion.
The more significant fair value adjustments in our purchase accounting for the Wachovia acquisition were to loans. As of December 31, 2008, certain of the loans acquired from Wachovia had evidence of credit deterioration since origination, and it was probable that we would not collect all contractually required principal and interest payments. Such loans identified at the time of the acquisition were accounted for using the measurement provisions for purchased credit-impaired (PCI) loans, which are contained in the Receivables topic (FASB ASC 310) of the Codification. PCI loans were recorded at fair value at the date of acquisition, and any related allowance for loan losses cannot be carried over.
PCI loans were written down to an amount estimated to be collectible. Accordingly, such loans are not classified as nonaccrual, even though they may be contractually past due, because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of our purchase accounting). PCI loans are also not included in the disclosure of loans 90 days or more past due and still accruing interest even though a portion of them are 90 days or more contractually past due.
Certain credit-related ratios of the Company, including the growth rate in nonperforming assets since December 31, 2008, may not be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions. As noted above, PCI loans were reclassified from nonaccrual loans to accrual status. In addition, we believe our purchase accounting has resulted in some anomalies in our nonaccrual loan growth rate. For example, the percentage increase in nonaccrual loans may be higher than historical trends due in part to the minimal amount of nonaccrual loans from Wachovia at the beginning of 2009. For further detail on the merger see the “Loan Portfolio” section and Note 2 (Business Combinations) to Financial Statements in this Report.
Summary Results
Wells Fargo net income in third quarter 2009 was $3.2 billion ($0.56 per share), compared with $1.6 billion ($0.49 per share) in third quarter 2008. Net income for the first nine months of 2009 was $9.5 billion ($1.69 per share), compared with $5.4 billion ($1.62 per share) for the first nine months of 2008. Wells Fargo return on average total assets (ROA) was 1.03% and return on average common Wells Fargo stockholders’ equity (ROE) was 12.04% in third quarter 2009, compared with 1.06% and 13.63%, respectively, in third quarter 2008. ROA was 1.00% and ROE was 13.29% for the first nine months of 2009, and 1.21% and 15.02%, respectively, for the first nine months of 2008.
Revenue, the sum of net interest income and noninterest income, of $22.5 billion in third quarter 2009 was flat compared with second quarter 2009. Year-to-date revenue was $66.0 billion, more than double legacy Wells Fargo’s revenue for the comparable period last year. The breadth and depth of our business model resulted in strong and balanced growth from a year ago in loans, deposits and fee-based products. While mortgage origination and hedging results contributed to our performance, collectively all of our other businesses have also grown pre-tax pre-provision profit (PTPP) each quarter this year reflecting the breadth of our diversified business model, record levels of sales and cross-sell, the realization of revenue synergies from the combination with Wachovia, and further improvements in our net interest margin to 4.36% and efficiency ratio to 52.0%.
We continued to maintain a strong balance sheet. Our allowance for credit losses was $24.5 billion at September 30, 2009, compared with $21.7 billion at December 31, 2008, and we believe was adequate for losses inherent in the loan portfolio at September 30, 2009, including both performing and nonperforming loans. We continued to reduce the higher risk assets on our balance sheet, with non-strategic and liquidating loan portfolios (home equity loans originated through third party channels and indirect auto at legacy Wells Fargo, Pick-a-Pay at Wachovia) down by $14.2 billion from December 31, 2008. We recorded $1.4 billion of OTTI write-downs on debt and equity securities available for sale in the first nine months of 2009.
Our financial results included the following:
Net interest income on a taxable-equivalent basis was $11.9 billion in third quarter 2009, up from $6.4 billion in third quarter 2008. While the net margin improved to 4.36%, average earning assets were down $23.7 billion from second quarter 2009, reflecting soft loan demand and reductions in non-strategic and liquidating assets. While average securities available for sale were up $7.3 billion, this largely reflected the averaging effect in the quarter of mortgage-backed securities (MBS) purchased late in the second quarter at yields more than 1% above the current market. During third quarter 2009, $23 billion of our lowest-yielding MBS were sold to reduce exposure to higher long-term interest rates. The net interest margin reflected the benefit of continued growth in checking and savings deposits, which represented about 83% of our core deposits in third quarter 2009.
Noninterest income reached $10.8 billion in third quarter 2009, up from $4.0 billion a year ago, largely driven by the Wachovia acquisition, as well as continued success in satisfying customers’ financial needs and the combined company’s expanded breadth of products and services. Noninterest income included:
•	Mortgage banking noninterest income of $3.1 billion in third quarter 2009;

–	$1.1 billion in revenue from mortgage loan originations/sales activities on $96 billion of new originations;

–	Mortgage applications of $123 billion, with an unclosed application pipeline of $62 billion at quarter end; and

–	$1.5 billion combined market-related valuation changes to MSRs and economic hedges (consisting of a $2.1 billion decrease in the fair value of the MSRs more than offset by a $3.6 billion economic hedge gain in the quarter), largely due to hedge-carry income reflecting the current low short-term interest rate environment (the low short-term interest rate environment is expected to continue into fourth quarter 2009); MSRs as a percentage of loans serviced for others reduced to 0.83%; average servicing portfolio note rate was only 5.72%.
•	Trust and investment fees of $2.5 billion primarily reflecting an increase in client assets, bond origination fees, and higher brokerage revenue as we continued to build our retail securities brokerage business; client assets in Wealth, Brokerage and Retirement were up 8% from second quarter 2009 driven largely by the strong equity market recovery;

•	Card fees of $946 million reflecting seasonally higher purchase volumes and higher customer penetration rates;

•	Service charges on deposit accounts of $1.5 billion driven by continued strong checking account growth; and

•	Net losses on debt and equity securities totaling $11 million, including $396 million of OTTI write-downs and $120 million of realized gains on the sale of MBS in the third quarter. After having purchased over $34 billion of agency MBS in the second quarter of 2009 at yields more than 1% above the current market, we sold $23 billion of our lowest-yielding MBS after long-term interest rates declined in the third quarter.
Due to the general decline in long-term yields and narrowing of credit spreads in third quarter 2009, net unrealized gains on securities available for sale increased to $6.6 billion at September 30, 2009, from net unrealized losses of $400 million at June 30, 2009.
Noninterest expense was $11.7 billion in third quarter 2009, up from $5.5 billion in third quarter 2008, predominantly attributable to the Wachovia acquisition. Noninterest expense in third quarter 2009 reflected $200 million of Wachovia merger-related costs and $49 million of non-Wachovia-related integration costs. Noninterest expense also included $100 million of additional insurance reserve at our captive mortgage reinsurance operation. Noninterest expense in third quarter 2009 declined from $12.7 billion in second quarter 2009, which included $565 million of Federal Deposit Insurance Corporation (FDIC) deposit insurance assessments. The balance of the decline from second quarter 2009 was due to merger consolidation savings and ongoing expense management initiatives. As we reduce expenses through consolidation and other expense initiatives, we continue to reinvest in our businesses for long-term revenue growth. During 2009, we opened 41 retail banking stores, including 15 in the third quarter, and converted 1,274 ATMs to Envelope-FreeSM webATM machines. We have also continued to increase the level and productivity of our sales force in community banking, commercial banking and wealth management. We continued to manage to a variable expense base in the mortgage company. Part-time staff was reduced in third quarter as application volume declined, and increased again in September and early in the fourth quarter as the volume of applications increased. Our efficiency ratio improved to 52.0% in third quarter 2009 from 56.4% in second quarter 2009.
Net charge-offs in third quarter 2009 were $5.1 billion (2.50% of average total loans outstanding, annualized), compared with $4.4 billion (2.11%) in second quarter 2009 and $2.0 billion (1.96%) in third quarter 2008. While losses were up in the quarter, the increase in terms of both dollars and percentages moderated from prior quarter growth. Net charge-offs of $5.1 billion in third quarter 2009 included $1.5 billion of commercial and commercial real estate loans (1.78%) and $3.6 billion in consumer loans (3.13%). Legacy Wells Fargo net charge-offs were $3.4 billion in third quarter 2009, flat compared with second quarter 2009, and Wachovia net charge-offs totaled $1.7 billion (including $225 million related to PCI loans), compared with $984 million in second quarter 2009. Wachovia’s PCI loans were written down to fair value at December 31, 2008, and, accordingly, charge-offs on that portfolio only occur if the portfolio deteriorates more than was expected at the date of acquisition.
Commercial and commercial real estate charge-offs were up 28% in third quarter 2009 from second quarter 2009. The increase in commercial and commercial real estate losses in third quarter 2009 was entirely in the Wachovia portfolio, in part reflecting the fact that charge-offs are just now coming through Wachovia’s portfolio after having eliminated nonaccruals through purchase accounting at the end of 2008. The overall loss rate in third quarter 2009 for Wachovia’s commercial and commercial real estate portfolio was roughly comparable to Wells Fargo’s commercial portfolio, which we believe was underwritten to conservative credit standards. In fact, legacy Wells Fargo’s commercial and commercial real estate losses declined $35 million, or 4%, from second quarter 2009.
Consumer losses were up 12% in third quarter 2009, with virtually all of the increase in Wachovia’s consumer portfolios. Over 40% of the increase in Wachovia consumer loan losses came from the non-impaired Pick-a-Pay portfolio, in large part reflecting the lagging effect of purchase accounting.
The provision for credit losses was $6.1 billion and $15.8 billion in the third quarter and first nine months of 2009, respectively, compared with $2.5 billion and $7.5 billion, respectively, in the same periods a year ago. The provision in the third quarter and first nine months of 2009 included $1.0 billion and $3.0 billion, respectively, of net build to the allowance for credit losses due to higher credit losses inherent in the loan portfolio. The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $24.5 billion (3.07% of total loans) at September 30, 2009, compared with $21.7 billion (2.51%) at December 31, 2008.
Total nonaccrual loans were $20.9 billion (2.61% of total loans) at September 30, 2009, compared with $15.8 billion (1.92%) at June 30, 2009. Nonaccrual loans exclude PCI loans acquired from Wachovia since these loans were written down in purchase accounting as of December 31, 2008, to an amount expected to be collectible. The increase in nonaccrual loans represented increases in both the commercial and consumer portfolios, with $3.7 billion related to Wachovia in third quarter 2009. The increase in nonaccrual loans was concentrated in portfolios secured by real estate or with borrowers dependent on the housing industry. Total nonperforming assets (NPAs) were $23.5 billion (2.93% of total loans) at September 30, 2009, compared with $18.3 billion (2.23%) at June 30, 2009.
While commercial and commercial real estate nonaccrual loans were up in third quarter 2009, the dollar amount of the increase declined in third quarter 2009 and the rate of growth slowed considerably. Legacy Wells Fargo’s commercial and commercial real estate nonaccrual loans increased $777 million. Wachovia’s commercial and commercial real estate nonaccrual loans increased $1.9 billion. The growth rate in consumer nonaccrual loans slowed in third quarter 2009. Legacy Wells Fargo’s consumer nonaccrual loans increased $606 million, reflecting the more moderate deterioration we have experienced in consumer loans. Wachovia’s Pick-a-Pay portfolio represented the largest portion of consumer nonaccrual loans. While up $1.2 billion in third quarter 2009 from second quarter 2009, the increase in nonaccrual loans in the non-impaired Pick-a-Pay portfolio reflected the inflows to nonaccruals expected in the first few quarters after purchase accounting write-downs. Due to our active loss mitigation efforts on Pick-a-Pay loans, some of our modifications on the non-PCI portfolio are classified as TDRs causing our NPA levels to remain elevated until the loans can demonstrate performance. To the extent these nonperforming loans return to accrual status, NPA growth may moderate.

We continued to build capital in third quarter 2009 and the Company and each of its subsidiary banks continued to remain well-capitalized. Our total risk-based capital (RBC) ratio at September 30, 2009, was 14.66% and our Tier 1 RBC ratio was 10.63%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our total RBC ratio was 11.83% and our Tier 1 RBC ratio was 7.84% at December 31, 2008. Tier 1 RBC and Tier 1 common equity ratios increased to 10.63% and 5.18%, respectively, at September 30, 2009, up from 9.80% and 4.49%, respectively, at June 30, 2009. Our Tier 1 leverage ratio was 9.03% at September 30, 2009, and 14.52% at December 31, 2008, exceeding the minimum regulatory guideline of 3% for bank holding companies.
As previously disclosed, the Federal Reserve asked us to generate a $13.7 billion regulatory capital buffer by November 9, 2009, based on their revenue assumptions in the adverse case economic scenario. Through September 30, 2009, we generated $20 billion toward the $13.7 billion regulatory capital buffer under SCAP, exceeding the requirement by $6 billion. We accomplished this through an $8.6 billion equity raise in second quarter 2009 and by internally generated capital, which has been tracking above the Company’s internal SCAP estimates and 35% above the supervisory adverse economic scenario estimate. See the “Capital Management” section in this Report for more information.

Current Accounting Developments
Effective July 1, 2009, the FASB established the Codification as the source of authoritative generally accepted accounting principles (GAAP) for companies to use in the preparation of financial statements. SEC rules and interpretive releases are also authoritative GAAP for SEC registrants. The guidance contained in the Codification supersedes all existing non-SEC accounting and reporting standards. We adopted the Codification, as required, in third quarter 2009. As a result, references to accounting literature contained in our financial statement disclosures have been updated to reflect the new Accounting Standards Codification (ASC) structure. References to superseded authoritative literature are shown parenthetically below, and cross-references to pre-Codification accounting standards are included on page 147.
In first quarter 2009, we adopted new guidance related to the following Codification topics:
•	FASB ASC 815-10, Derivatives and Hedging (FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133);

•	FASB ASC 810-10, Consolidation (FAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51);

•	FASB ASC 805-10, Business Combinations (FAS 141R (revised 2007), Business Combinations);

•	FASB ASC 820-10, Fair Value Measurements and Disclosures (FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly);

•	FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments); and

•	FASB ASC 260-10, Earnings Per Share (FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).
In second quarter 2009, we adopted new guidance related to the following Codification topics:
•	FASB ASC 825-10, Financial Instruments (FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments); and

•	FASB ASC 855-10, Subsequent Events (FAS 165, Subsequent Events).
In third quarter 2009, we adopted new guidance related to the following Codification topic:
•	FASB ASC 105-10, Generally Accepted Accounting Principles (FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162).
In addition, the following accounting pronouncements were issued by the FASB, but are not yet effective:
•	FAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140;

•	FAS 167, Amendments to FASB Interpretation No. 46(R);

•	FASB ASC 715-20, Compensation — Retirement Benefits (FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets);

•	Accounting Standards Update (ASU or Update) 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent); and

•	ASU 2009-5, Measuring Liabilities at Fair Value.

Information about these pronouncements is described in more detail below.
FASB ASC 815-10 (FAS 161) changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. We adopted this pronouncement for first quarter 2009 reporting. See Note 11 (Derivatives) to Financial Statements in this Report for complete disclosures on derivatives and hedging activities. This standard does not affect our consolidated financial results since it amends only the disclosure requirements for derivative instruments and hedged items.
FASB ASC 810-10 (FAS 160) requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to our adoption of this standard, noncontrolling interests were classified outside of equity. This new guidance also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. When a subsidiary is deconsolidated, a parent is required to recognize a gain or loss with any remaining interest initially recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. This new guidance was effective on January 1, 2009, with prospective application to all noncontrolling interests including those that arose prior to adoption. Retrospective adoption was required for disclosure of noncontrolling interests held as of the adoption date.
We hold a controlling interest in a joint venture with Prudential Financial, Inc. (Prudential). For more information on the Prudential joint venture, see the “Capital Management” section in this Report. On January 1, 2009, we reclassified Prudential’s noncontrolling interest to equity. Under the terms of the original agreement under which the joint venture was established between Wachovia and Prudential, each party has certain rights such that changes in our ownership interest can occur. On December 4, 2008, Prudential publicly announced its intention to exercise its option to put its noncontrolling interest to us at the end of the lookback period, as defined (January 1, 2010). As a result of issuance of new accounting requirements for noncontrolling interests, related interpretive guidance, and Prudential’s stated intention, on January 1, 2009, we increased the carrying value of Prudential’s noncontrolling interest in the joint venture to the estimated maximum redemption amount, with the offset recorded to additional paid-in capital.
FASB ASC 805-10 (FAS 141R) requires an acquirer in a business combination to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination. This standard was applicable prospectively to business combinations completed on or after January 1, 2009.
FASB ASC 820-10 (FSP FAS 157-4) addresses measuring fair value in situations where markets are inactive and transactions are not orderly. The guidance acknowledges that in these circumstances quoted prices may not be determinative of fair value; however, even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement has not changed. Prior to issuance of this pronouncement, many companies, including Wells Fargo, interpreted accounting guidance on fair value measurements to emphasize that fair value must be measured based on the most recently available quoted market prices, even for markets that have experienced a significant decline in the volume and level of activity relative to normal conditions and therefore could have increased frequency of transactions that are not orderly. Under the provisions of this standard, price quotes for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly.
For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. The Fair Value Measurements and Disclosures topic in the Codification does not prescribe a specific method for adjusting transaction or quoted prices; however, it does provide guidance for determining how much weight to give transaction or quoted prices. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value, with the weight given based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly.
The new measurement provisions of FASB ASC 820-10 were effective for second quarter 2009; however, as permitted under the pronouncement, we early adopted in first quarter 2009. Adoption of this pronouncement resulted in an increase in the valuation of securities available for sale in first quarter 2009 of $4.5 billion ($2.8 billion after tax), which was included in other comprehensive income (OCI), and trading assets of $18 million, which was reflected in earnings. See the “Critical Accounting Policies” section in this Report for more information.
FASB ASC 320-10 (FSP FAS 115-2 and FAS 124-2) states that an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in OCI. The new accounting requirements for recording OTTI on debt securities were effective for second quarter 2009; however, as permitted under the pronouncement, we early adopted on January 1, 2009, and increased the beginning balance of retained earnings by $85 million ($53 million after tax) with a corresponding adjustment to cumulative OCI for OTTI recorded in previous periods on securities in our portfolio at January 1, 2009, that would not have been required had this accounting guidance been effective for those periods.
FASB ASC 260-10 (FSP EITF 03-6-1) requires that unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents be treated as participating securities and, therefore, included in the computation of earnings per share under the two-class method described in the Earnings per Share topic in the Codification. This pronouncement was effective on January 1, 2009, with retrospective adoption required. The adoption of this standard did not have a material effect on our consolidated financial statements.
FASB ASC 825-10 (FSP FAS 107-1 and APB 28-1) states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. Entities must also disclose the methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period. We adopted this pronouncement in second quarter 2009. See Note 12 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information. Because the new provisions in FASB ASC 825-10 amend only the disclosure requirements related to the fair value of financial instruments, the adoption of this pronouncement does not affect our consolidated financial statements.
FASB ASC 855-10 (FAS 165) describes two types of subsequent events that previously were addressed in the auditing literature, one that requires post-period end adjustment to the financial statements being issued, and one that requires footnote disclosure only. Companies are also required to disclose the date through which management has evaluated subsequent events, which for public entities is the date that financial statements are issued. The requirements for disclosing subsequent events were effective in second quarter 2009 with prospective application. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for our discussion of subsequent events. Our adoption of this standard did not have a material impact on our consolidated financial statements.
FAS 166 modifies certain guidance contained in FASB ASC 860, Transfers and Servicing. This standard eliminates the concept of qualifying special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. A transferor must consider all arrangements or agreements made or contemplated at the time of transfer before reaching a conclusion on whether control has been relinquished. FAS 166 addresses situations in which a portion of a financial asset is transferred. In such instances the transfer can only be accounted for as a sale when the transferred portion is considered to be a participating interest. FAS 166 also requires that any assets or liabilities retained from a transfer accounted for as a sale be initially recognized at fair value. This standard is effective for us as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date.
FAS 167 amends several key consolidation provisions related to variable interest entities (VIEs), which are included in FASB ASC 810, Consolidation. First, the scope of FAS 167 includes entities that are currently designated as QSPEs. Second, FAS 167 changes the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under existing rules, the primary beneficiary is the entity that absorbs the majority of a VIE’s losses and receives the majority of the VIE’s returns. The guidance in FAS 167 identifies a VIE’s primary beneficiary as the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Third, FAS 167 requires companies to continually reassess whether they are the primary beneficiary of a VIE. Existing rules only require companies to reconsider primary beneficiary conclusions when certain triggering events have occurred. FAS 167 is effective for us as of January 1, 2010, and applies to all current QSPEs and VIEs, and VIEs created after the effective date.
Application of FAS 166 and FAS 167 will result in the January 1, 2010, consolidation of certain QSPEs and VIEs that are not currently included in our consolidated financial statements. We have performed a preliminary analysis of these accounting standards with respect to QSPE and VIE structures currently applicable to us. Our preliminary estimate includes entities in which we have the power to direct significant activities through our servicing and advisory activities as well as variable interests that expose us to benefits or risks that could potentially be significant.

ESTIMATED IMPACT OF APPLICATION OF FAS 166 AND FAS 167

	Incremental	Incremental
	GAAP	risk-weighted
(in billions)	assets	assets

Residential mortgage loans — nonconforming (1) (2)	$28	18
Other consumer loans	6	3
Commercial paper conduit	6	—
Investment funds	8	4

Total	$48	25

(1)	Represents certain of our residential mortgage loans that are not guaranteed by government-sponsored entities (“nonconforming”). With the concurrence of our independent auditors, we have concluded that conforming residential mortgage loans involved in securitizations are not subject to consolidation under FAS 166 and FAS 167.

(2)	We are actively exploring the sale of certain interests we hold in securitized residential mortgage loans, which would reduce the amount of residential mortgage loans subject to consolidation under FAS 167. There is no assurance that we will be able to execute such sales prior to adoption of these accounting standards, although it is our intent to do so.
FAS 166 and FAS 167 are principles based and limited interpretive guidance is currently available. We will continue to evaluate QSPE and VIE structures applicable to us, monitor interpretive guidance, and work with our external auditors and other appropriate interested parties to properly implement these standards. In addition, we are evaluating the impact of potential fair value option elections. Accordingly, the amount of assets that actually become consolidated on our financial statements upon implementation of these standards on January 1, 2010, may differ from our preliminary analysis presented in the previous table. The cumulative effect of adopting these statements will be recorded as an adjustment to retained earnings at January 1, 2010.
FASB ASC 715-20 (FSP FAS 132 (R)-1) requires new disclosures that are applicable to the plan assets of our Cash Balance Plan and other postretirement benefit plans. The objectives of the new disclosures are to provide an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value, the effect of fair value measurements using significant unobservable inputs on the changes in plan assets and significant concentrations of risk within plan assets. The new disclosures on postretirement benefits will be required prospectively for fiscal years ending after December 15, 2009.
ASU 2009-12 provides guidance for determining the fair value of certain alternative investments, which include hedge funds, private equity funds, and real estate funds. When alternative investments do not have readily determinable fair values, companies are permitted to use unadjusted net asset values or an equivalent measure to estimate fair value. This provision is only allowable for investments in entities that calculate net asset value (NAV) per share or its equivalent in accordance with Codification Topic 946, Financial Services — Investment Companies. The guidance also requires a company to consider its ability to redeem an investment at NAV when determining the appropriate classification of the related fair value measurement within the fair value hierarchy. ASU 2009-12 is effective for us in fourth quarter 2009 with prospective application. We are currently evaluating the impact ASU 2009-12 may have on our financial statements.

ASU 2009-5 describes the valuation techniques companies should use to measure the fair value of liabilities for which there is limited observable market data. If a quoted price in an active market is not available for an identical liability, an entity should use one of the following approaches: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as an asset, or (3) another valuation technique that is consistent with the principles of FASB ASC 820, Fair Value Measurements and Disclosures. When measuring the fair value of liabilities, this Update reiterates that companies should apply valuation techniques that maximize the use of relevant observable inputs, which is consistent with existing accounting provisions for fair value measurement. In addition, this Update clarifies when an entity should adjust quoted prices of identical or similar assets that are used to estimate the fair value of liabilities. For example, an entity should not include separate adjustments for contractual restrictions that prevent the transfer of the liability because the restriction would be factored into other inputs used in the fair value measurement of the liability. However, separate adjustments are needed in situations where the unit of account for the asset is not the same as for the liability. This guidance is effective for us in fourth quarter 2009 with adoption applied prospectively. We are currently evaluating the impact ASU 2009-5 may have on our financial statements.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities, and our financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•	the allowance for credit losses;

•	PCI loans;

•	the valuation of residential mortgage servicing rights (MSRs);

•	the fair valuation of financial instruments;

•	pension accounting; and

•	income taxes.
With respect to pension accounting, on April 28, 2009, the Board of Directors (the Board) approved amendments to freeze the benefits earned under the Wells Fargo qualified and supplemental cash balance plans and Wachovia’s cash balance pension plan, and to merge Wachovia’s plan into the Wells Fargo Cash Balance Plan. These actions became effective on July 1, 2009. This is expected to reduce pension cost in future periods. See Note 14 (Employee Benefits) to Financial Statements in this Report for additional information.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee of the Board. These policies are described in the “Financial Review — Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2008 Form 10-K. Due to the adoption of new accounting provisions contained in FASB ASC 820-10, which affects the measurement of fair value of certain assets, principally securities and trading assets, we have updated the policy on the fair value of financial instruments, as described below.

FAIR VALUE OF FINANCIAL INSTRUMENTS
We use fair value measurements to record fair value adjustments to certain financial instruments and to develop fair value disclosures. See our 2008 Form 10-K for the complete critical accounting policy related to fair value of financial instruments.
In connection with the adoption of new fair value measurement guidance included in FASB ASC 820, Fair Value Measurements and Disclosures, we developed policies and procedures to determine when the level and volume of activity for our assets and liabilities requiring fair value measurements have declined significantly relative to normal conditions. For items that use price quotes, such as certain security classes within securities available for sale, the degree of market inactivity and distressed transactions is estimated to determine the appropriate adjustment to the price quotes from an external broker or pricing service. The methodology we use to adjust the quotes generally involves weighting the price quotes and results of internal pricing techniques, such as the net present value of future expected cash flows (with observable inputs, where available) discounted at a rate of return market participants require to arrive at the fair value. The more active and orderly markets for particular security classes are determined to be, the more weighting we assign to price quotes. The less active and orderly markets are determined to be, the less weighting we assign to price quotes.
In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. For securities in inactive markets, we use a predetermined percentage to evaluate the impact of fair value adjustments derived from weighting both external and internal indications of value to determine if the instrument is classified as Level 2 or Level 3. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.
Approximately 23% of total assets ($285.6 billion) at September 30, 2009, and 19% of total assets ($247.5 billion) at December 31, 2008, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs (before derivative netting adjustments) represented approximately 19% of these financial instruments (4% of total assets) at September 30, 2009, and approximately 22% (4% of total assets) at December 31, 2008. The fair value of the remaining assets was measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.
Approximately 2% of total liabilities ($23.5 billion) at September 30, 2009, and 2% ($18.8 billion) at December 31, 2008, consisted of financial instruments recorded at fair value on a recurring basis. Liabilities valued using Level 3 measurements (before derivative netting adjustments) were $7.9 billion at September 30, 2009, and $9.3 billion at December 31, 2008.

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
Net interest income on a taxable-equivalent basis was $11.9 billion in third quarter 2009 and $6.4 billion in third quarter 2008. While the net margin improved to 4.36%, average earning assets were down $23.7 billion from second quarter 2009, reflecting soft loan demand and reductions in non-strategic and liquidating assets. While average securities available for sale were up $7.3 billion, this largely reflected the averaging effect in the quarter of MBS purchased late in the second quarter at yields more than 1% above the current market. During third quarter 2009, $23 billion of our lowest-yielding MBS were sold to reduce exposure to higher long-term interest rates. Net interest income also reflected the benefit of growth in checking and savings deposits.
Average earning assets increased to $1.1 trillion in third quarter 2009 from $533.2 billion in third quarter 2008. Average loans increased to $810.2 billion in third quarter 2009 from $404.2 billion a year ago. Average mortgages held for sale (MHFS) increased to $40.6 billion in third quarter 2009 from $25.0 billion a year ago. Average debt securities available for sale increased to $186.3 billion in third quarter 2009 from $92.9 billion a year ago.
Core deposits are a low-cost source of funding and thus an important contributor to net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $759.3 billion in third quarter 2009 from $320.1 billion in third quarter 2008, with over half of the increase from Wachovia, and funded 94% and 79% of average loans in third quarter 2009 and 2008, respectively. Checking and savings deposits, typically the lowest cost deposits, now represent about 83% of our core deposits, one of the highest percentages in the industry. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, grew to $584.4 billion for third quarter 2009 from $234.1 billion a year ago. Average mortgage escrow deposits were $28.7 billion in third quarter 2009, compared with $21.2 billion a year ago. Average certificates of deposits increased to $129.7 billion in third quarter 2009 from $37.2 billion a year ago and average checking and savings deposits increased to $629.6 billion from $282.9 billion a year ago. Total average interest-bearing deposits increased to $633.4 billion in third quarter 2009 from $266.4 billion a year ago.
The following table presents the individual components of net interest income and the net interest margin.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)(2)

	Quarter ended September 30						,
	2009			2008
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$16,356	0.66%	$27	3,463	2.09%	$18
Trading assets	20,518	4.29	221	4,838	3.72	46
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,545	3.79	24	1,141	3.99	11
Securities of U.S. states and political subdivisions	12,818	6.28	204	7,211	6.65	124
Mortgage-backed securities:
Federal agencies	94,457	5.34	1,221	50,528	5.83	731
Residential and commercial	43,214	9.56	1,089	21,358	5.82	346

Total mortgage-backed securities	137,671	6.75	2,310	71,886	5.83	1,077
Other debt securities (4)	33,294	7.00	568	12,622	7.17	248

Total debt securities available for sale (4)	186,328	6.72	3,106	92,860	6.06	1,460
Mortgages held for sale (5)	40,604	5.16	524	24,990	6.31	394
Loans held for sale (5)	4,975	2.67	34	677	6.95	12
Loans:
Commercial and commercial real estate:
Commercial	175,642	4.34	1,919	100,688	5.92	1,496
Real estate mortgage	103,450	3.39	883	43,616	5.60	615
Real estate construction	32,649	3.02	249	19,715	4.82	238
Lease financing	14,360	9.14	328	7,250	5.48	100

Total commercial and commercial real estate	326,101	4.12	3,379	171,269	5.69	2,449

Consumer:
Real estate 1-4 family first mortgage	235,051	5.35	3,154	76,197	6.64	1,265
Real estate 1-4 family junior lien mortgage	105,779	4.62	1,229	75,379	6.36	1,206
Credit card	23,448	11.65	683	19,948	12.19	609
Other revolving credit and installment	90,199	6.48	1,473	54,104	8.64	1,175

Total consumer	454,477	5.73	6,539	225,628	7.52	4,255

Foreign	29,613	3.61	270	7,306	10.28	188

Total loans (5)	810,191	5.00	10,188	404,203	6.79	6,892
Other	6,088	3.29	49	2,126	4.64	24

Total earning assets	$1,085,060	5.20%	$14,149	533,157	6.57%	$8,846

Funding sources
Deposits:
Interest-bearing checking	$59,467	0.15%	$21	5,483	0.87%	$12
Market rate and other savings	369,120	0.34	317	166,710	1.18	495
Savings certificates	129,698	1.35	442	37,192	2.57	240
Other time deposits	18,248	1.93	89	7,930	2.59	53
Deposits in foreign offices	56,820	0.25	36	49,054	1.78	219

Total interest-bearing deposits	633,353	0.57	905	266,369	1.52	1,019
Short-term borrowings	39,828	0.35	36	83,458	2.35	492
Long-term debt	222,580	2.33	1,301	103,745	3.43	892
Other liabilities	5,620	3.30	46	—	—	—

Total interest-bearing liabilities	901,381	1.01	2,288	453,572	2.11	2,403
Portion of noninterest-bearing funding sources	183,679	—	—	79,585	—	—

Total funding sources	$1,085,060	0.84	2,288	533,157	1.78	2,403

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.36%	$11,861		4.79%	$6,443

Noninterest-earning assets
Cash and due from banks	$18,084			11,024
Goodwill	24,435			13,531
Other	118,472			56,482

Total noninterest-earning assets	$160,991			81,037

Noninterest-bearing funding sources
Deposits	$172,588			87,095
Other liabilities	47,646			25,452
Total equity	124,436			48,075
Noninterest-bearing funding sources used to fund earning assets	(183,679)			(79,585)

Net noninterest-bearing funding sources	$160,991			81,037

Total assets	$1,246,051			614,194

(1)	Our average prime rate was 3.25% and 5.00% for the quarters ended September 30, 2009 and 2008, respectively, and 3.25% and 5.43% for the first nine months of 2009 and 2008, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 0.41% and 2.91% for the quarters ended September 30, 2009 and 2008, respectively, and 0.83% and 2.98% for the first nine months of 2009 and 2008, respectively.

(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)	Yields are based on amortized cost balances computed on a settlement date basis.

(4)	Includes certain preferred securities.

(5)	Nonaccrual loans and related income are included in their respective loan categories.

(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

	Nine months ended September 30,
	2009			2008
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$20,411	0.73%	$111	3,734	2.59%	$72
Trading assets	20,389	4.64	709	4,960	3.57	133
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,514	2.61	48	1,055	3.88	30
Securities of U.S. states and political subdivisions	12,409	6.39	623	6,848	6.88	362
Mortgage-backed securities:
Federal agencies	87,916	5.45	3,492	42,448	5.93	1,854
Residential and commercial	41,070	9.05	3,150	21,589	5.92	1,010

Total mortgage-backed securities	128,986	6.72	6,642	64,037	5.92	2,864
Other debt securities (4)	31,437	7.01	1,691	12,351	6.78	670

Total debt securities available for sale (4)	175,346	6.69	9,004	84,291	6.11	3,926
Mortgages held for sale (5)	38,315	5.16	1,484	26,417	6.11	1,211
Loans held for sale (5)	6,693	3.01	151	686	6.66	34
Loans:
Commercial and commercial real estate:
Commercial	186,610	4.10	5,725	95,697	6.29	4,509
Real estate mortgage	104,003	3.44	2,677	40,351	5.91	1,788
Real estate construction	33,660	2.92	734	19,288	5.29	763
Lease financing	14,968	9.04	1,015	7,055	5.63	298

Total commercial and commercial real estate	339,241	4.00	10,151	162,391	6.05	7,358

Consumer:
Real estate 1-4 family first mortgage	240,409	5.51	9,926	74,064	6.77	3,761
Real estate 1-4 family junior lien mortgage	108,094	4.81	3,894	75,220	6.78	3,820
Credit card	23,236	12.16	2,118	19,256	12.11	1,749
Other revolving credit and installment	91,240	6.60	4,502	54,949	8.84	3,637

Total consumer	462,979	5.90	20,440	223,489	7.74	12,967

Foreign	30,856	4.02	929	7,382	10.72	592

Total loans (5)	833,076	5.05	31,520	393,262	7.10	20,917
Other	6,102	3.02	137	1,995	4.55	68

Total earning assets	$1,100,332	5.21%	$43,116	515,345	6.81%	$26,361

Funding sources
Deposits:
Interest-bearing checking	$73,195	0.14%	$77	5,399	1.31%	$53
Market rate and other savings	339,081	0.42	1,072	162,792	1.45	1,765
Savings certificates	150,607	1.14	1,280	38,907	3.23	940
Other time deposits	21,794	1.97	321	6,163	2.87	133
Deposits in foreign offices	50,907	0.29	111	49,192	2.13	785

Total interest-bearing deposits	635,584	0.60	2,861	262,453	1.87	3,676
Short-term borrowings	58,447	0.50	217	67,714	2.51	1,274
Long-term debt	238,909	2.55	4,568	101,668	3.71	2,825
Other liabilities	4,675	3.50	122	—	—	—

Total interest-bearing liabilities	937,615	1.11	7,768	431,835	2.40	7,775
Portion of noninterest-bearing funding sources	162,717	—	—	83,510	—	—

Total funding sources	$1,100,332	0.94	7,768	515,345	2.01	7,775

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.27%	$35,348		4.80%	$18,586

Noninterest-earning assets
Cash and due from banks	$19,218			11,182
Goodwill	23,964			13,289
Other	126,557			54,901

Total noninterest-earning assets	$169,739			79,372

Noninterest-bearing funding sources
Deposits	$169,187			86,676
Other liabilities	49,249			27,973
Total equity	114,020			48,233
Noninterest-bearing funding sources used to fund earning assets	(162,717)			(83,510)

Net noninterest-bearing funding sources	$169,739			79,372

Total assets	$1,270,071			594,717

NONINTEREST INCOME

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions)	2009	2008		2009	2008

Service charges on deposit accounts	$1,478	839		4,320	2,387

Trust and investment fees:
Trust, investment and IRA fees	989	549		2,550	1,674
Commissions and all other fees	1,513	189		4,580	589

Total trust and investment fees	2,502	738		7,130	2,263

Card fees	946	601		2,722	1,747
Other fees:
Cash network fees	60	48		176	143
Charges and fees on loans	453	266		1,326	765
All other fees	437	238		1,312	654

Total other fees	950	552		2,814	1,562

Mortgage banking:
Servicing income, net	1,873	525		3,469	1,019
Net gains on mortgage loan origination/sales activities	1,125	276		4,910	1,419
All other	69	91		238	282

Total mortgage banking	3,067	892		8,617	2,720

Insurance	468	439		1,644	1,493
Net gains from trading activities	622	65		2,158	684
Net gains (losses) on debt securities available for sale	(40)	84		(237)	316
Net gains (losses) from equity investments	29	(509)		(88)	(149)
Operating leases	224	102		522	365
All other	536	193		1,564	593

Total	$10,782	3,996		31,166	13,981

We recently announced policy changes that will help customers limit overdraft and returned item fees. We currently estimate that these changes will reduce our 2010 fee revenue by approximately $300 million (after tax), although the actual impact could vary due to a variety of factors including implementation timing and customer behavior in response to the policy changes.
We earn trust, investment and IRA (Individual Retirement Account) fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2009, these assets totaled $1.8 trillion, including $529 billion from Wachovia, up from $1.2 trillion at September 30, 2008. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $989 million in third quarter 2009 from $549 million a year ago.
We receive commissions and other fees for providing services to full-service and discount brokerage customers. These fees increased to $1.5 billion in third quarter 2009 from $189 million a year ago. These fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. At September 30, 2009, client assets totaled $1.1 trillion, including $951 billion from Wachovia, compared with $123 billion at September 30, 2008. Commissions and other fees also include fees from investment banking activities including equity and bond underwriting.
Card fees increased to $946 million in third quarter 2009 from $601 million a year ago, predominantly due to $315 million in card fees from the Wachovia portfolio.
Mortgage banking noninterest income was $3.1 billion in third quarter 2009, compared with $892 million a year ago. Net gains on mortgage loan origination/sales activities of $1.1 billion in third quarter 2009 were up from $276 million a year ago. Business performance remained strong in third quarter 2009, reflecting a higher level of refinance activity due to the low interest rate environment, with residential real estate originations of $96 billion in third quarter 2009 compared with $51 billion a year ago. The 1-4 family first mortgage unclosed pipeline was $62 billion at September 30, 2009, $71 billion at December 31, 2008, and $41 billion at September 30, 2008. For additional detail, see the “Asset/Liability and Market Risk Management — Mortgage Banking Interest Rate and Market Risk,” section and Note 8 (Mortgage Banking Activities) and Note 12 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include charges to increase the mortgage repurchase reserve. Mortgage loans are repurchased based on standard representations and warranties. A $146 million increase in the repurchase reserve was recorded in the third quarter 2009, due to higher defaults, anticipated higher repurchase demands and overall deterioration in the market. If the current difficult economic cycle worsens, the residential mortgage business could continue to have increased default rates and investor repurchase requests, lower repurchase request appeals success rates and higher loss severity on repurchases, causing future increases in the repurchase reserve.
Within mortgage banking noninterest income, servicing income includes both changes in the fair value of MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income in third quarter 2009 included a $1.5 billion combined market-related valuation gain on MSRs and economic hedges recorded in earnings (consisting of a $2.1 billion decrease in the fair value of the MSRs offset by $3.6 billion hedge gain) and in third quarter 2008 included a $75 million gain ($546 million decrease in the fair value of MSRs offset by $621 million hedge gain). The net gain in the current quarter was largely due to hedge-carry income, which reflected the current low short-term interest rate environment. The low short-term interest rate environment is expected to continue into fourth quarter 2009. Our portfolio of loans serviced for others was $1.88 trillion at September 30, 2009, and $1.86 trillion at December 31, 2008. At September 30, 2009, the ratio of MSRs to related loans serviced for others was 0.83%.
Income from trading activities was $622 million and $2.2 billion in the third quarter and first nine months of 2009, respectively, up from $65 million and $684 million, respectively, a year ago.
Net investment losses (debt and equity) totaled $11 million and $325 million in the third quarter and first nine months of 2009, respectively, and included OTTI write-downs of $396 million and $1.4 billion, respectively. Net investment losses of $425 million for third quarter 2008 and gains of $167 million for the first nine months of 2008 included OTTI write-downs of $893 million and $1.1 billion, respectively.
Net losses on debt securities available for sale were $40 million and $237 million in the third quarter and first nine months of 2009, compared with net gains of $84 million and $316 million, respectively, a year ago. Net gains from equity investments were $29 million in third quarter 2009, compared with losses of $509 million a year ago. Net losses from equity investments were $88 million in the first nine months of 2009 and $149 million in the first nine months of 2008, which included the $334 million gain from our ownership interest in Visa, which completed its initial public offering in March 2008.

NONINTEREST EXPENSE

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions)	2009	2008		2009	2008

Salaries	$3,428	2,078		10,252	6,092
Commission and incentive compensation	2,051	555		5,935	2,005
Employee benefits	1,034	486		3,545	1,666
Equipment	563	302		1,825	955
Net occupancy	778	402		2,357	1,201
Core deposit and other intangibles	642	47		1,935	139
FDIC and other deposit assessments	228	37		1,547	63
Outside professional services	489	206		1,350	589
Insurance	208	144		734	511
Postage, stationery and supplies	211	136		701	415
Outside data processing	251	122		745	353
Travel and entertainment	151	113		387	330
Foreclosed assets	243	99		678	298
Contract services	254	88		726	300
Operating leases	52	90		183	308
Advertising and promotion	160	96		396	285
Telecommunications	142	78		464	238
Operating losses	117	63		448	46
All other	682	359		1,991	994

Total	$11,684	5,501		36,199	16,788

The increase in noninterest expense to $11.7 billion in third quarter 2009 from a year ago was predominantly due to the acquisition of Wachovia, which resulted in an expanded geographic platform and capabilities in businesses such as retail brokerage, asset management and investment banking, which, like mortgage banking, typically include higher revenue-based incentive expense than the more traditional banking businesses. Noninterest expense included $249 million and $699 million of merger-related costs for the third quarter and first nine months of 2009, respectively. FDIC and other deposit assessments, which include additional assessments related to the FDIC Transaction Account Guarantee Program in 2009, were $228 million in third quarter 2009 and $1.5 billion for the first nine months of 2009, including a second quarter 2009 FDIC special assessment of $565 million. See the “Liquidity and Funding” section in this Report for additional information. Pension cost in the third quarter and first nine months of 2009 reflected actions related to the freezing of the Wells Fargo and Wachovia pension plans that lowered pension cost by approximately $187 million for third quarter 2009, and $312 million for the first nine months of 2009. These actions are expected to reduce pension cost in fourth quarter 2009 by approximately $188 million. See Note 14 (Employee Benefits) to Financial Statements in this Report for additional information. Noninterest expense included $100 million and $306 million of additional insurance reserve at our captive mortgage reinsurance operation for the third quarter and first nine months of 2009, respectively.
INCOME TAX EXPENSE
Our effective income tax rate was 29.5% in third quarter 2009, down from 30.8% in third quarter 2008, and 31.7% for the first nine months of 2009, down from 32.9% for the first nine months of 2008. The decrease was primarily due to higher tax-exempt income, tax credits, tax settlements, and statute expirations partially offset by increased tax expense (with a comparable increase in interest income) associated with the purchase accounting for leveraged leases.
Effective January 1, 2009, we adopted new accounting guidance that changes the way noncontrolling interests are presented in the income statement such that the consolidated income statement includes amounts from both Wells Fargo interests and the noncontrolling interests. As a result, our effective tax rate is calculated by dividing income tax expense by income before income tax expense less the net income from noncontrolling interests.
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
Community Banking net income increased to $2.7 billion in third quarter 2009 from $2.0 billion in second quarter 2009, and $1.5 billion a year ago. Net income increased to $6.5 billion for the first nine months of 2009, up from $4.2 billion a year ago. The year-over-year growth in net income for Community Banking was largely due to the addition of Wachovia businesses, as well as double-digit growth in legacy Wells Fargo, driven by strong balance sheet growth and mortgage banking income. Revenue increased to $15.1 billion in the current quarter from $14.8 billion in second quarter 2009 and $8.5 billion a year ago. Revenue was $43.9 billion in the first nine months of 2009, up from $25.6 billion a year ago. Net interest income was $8.7 billion in third quarter 2009, flat from second quarter 2009 and up from $5.3 billion a year ago. Average loans of $534.7 billion in third quarter 2009 were down slightly from $540.7 billion in second quarter 2009, and up from $287.1 billion a year ago. Average core deposits of $530.3 billion in third quarter 2009, were down slightly from $543.9 billion in second quarter 2009 and up from $252.8 billion a year ago. The year-over-year increase in core deposits was due to the Wachovia acquisition, as well as double-digit growth in legacy Wells Fargo. Noninterest income increased to $6.4 billion in third quarter 2009 from $6.0 billion in second quarter 2009, driven by continued strength in mortgage banking and strong growth in deposit service charges and card fees, and from $3.2 billion a year ago. Noninterest expense of $6.8 billion in third quarter 2009, was down from $7.7 billion in second quarter 2009, driven by higher second quarter 2009 FDIC deposit insurance assessments as well as expense reductions due to Wachovia merger-related cost saves, and up from $4.0 billion a year ago. The provision for credit losses increased $308 million to $4.6 billion in third quarter 2009, including a $236 million credit reserve build, from $4.3 billion in second quarter 2009, which included a $479 million credit reserve build, and $2.2 billion a year ago.
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
Wholesale Banking net income of $598 million in third quarter 2009 was down from $1.1 billion in second quarter 2009 and up from $103 million a year ago. Net income increased to $2.8 billion for the first nine months of 2009, up from $1.2 billion a year ago. The year-over-year growth in net income for Wholesale Banking was largely due to the addition of Wachovia businesses. Revenue increased to $4.9 billion and $15.1 billion in the third quarter and first nine months of 2009, respectively, from $1.7 billion and $6.3 billion for the same periods a year ago. Revenue decreased $322 million from $5.2 billion in second quarter 2009, primarily due to strength in investment banking and capital markets revenue in second quarter 2009, as well as insurance revenue seasonality. Net interest income was $2.5 billion in third quarter 2009, flat from second quarter 2009 and up from $1.1 billion a year ago. The year-over-year growth in average assets was largely due to the addition of the Wachovia businesses. Average loans were $247.0 billion in third quarter 2009, down from $263.5 billion in second quarter 2009, and up from $116.3 billion a year ago. Average core deposits increased to $146.9 billion in third quarter 2009 from $138.1 billion in second quarter 2009 and $64.4 billion a year ago. Noninterest income was $2.4 billion in third quarter 2009, down from $2.8 billion in second quarter 2009 and up from $631 million a year ago. Noninterest expense was $2.6 billion in third quarter 2009, down from $2.8 billion in second quarter 2009 and up from $1.3 billion a year ago. The provision for credit losses increased $623 million to $1.4 billion in third quarter 2009, including a $627 million build to reserves for the wholesale portfolio, up from $738 million in second quarter 2009, which included a $162 million credit reserve build, and $294 million a year ago.
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
Wealth, Brokerage and Retirement net income was $244 million in third quarter 2009, down from $363 million in second quarter 2009, and up from $112 million a year ago. Net income increased to $866 million for the first nine months of 2009, up from $316 million a year ago. The year-over-year growth in net income and average assets for the segment was due to the addition of Wachovia businesses. Revenue of $3.0 billion was flat from second quarter 2009 as the strong equity market recovery led to increases in client assets across the brokerage, wealth and retirement businesses, driving solid revenue growth, partially offset by lower realized gains on sales of securities available for sale in the brokerage business. Revenue increased to $3.0 billion and $8.6 billion in the third quarter and first nine months of 2009, respectively, from $681 million and $2.0 billion for the same periods a year ago. Net interest income was $743 million in third quarter 2009 and $764 million in second quarter 2009, up from $223 million a year ago. Average loans were $45.4 billion in third quarter 2009, flat from second quarter 2009 and up from $15.9 billion a year ago. The year-over-year growth in average loans was largely due to the addition of the Wachovia businesses. Noninterest income of $2.2 billion in third quarter 2009 was flat from second quarter 2009 and up from $458 million a year ago. Noninterest expense of $2.3 billion in third quarter 2009 was flat from second quarter 2009 and up from $498 million a year ago. The provision for credit losses was $234 million in third quarter 2009, up from $115 million from second quarter 2009, largely reflecting a credit reserve build of $137 million due to higher loss rates, and up from $3 million a year ago.
BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Securities available for sale consist of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of very liquid, high-quality federal agency debt and privately issued mortgage-backed securities. At September 30, 2009, we held $177.9 billion of debt securities available for sale, with net unrealized gains of $5.8 billion, compared with $145.4 billion at December 31, 2008, with net unrealized losses of $9.8 billion. We also held $5.9 billion of marketable equity securities available for sale at September 30, 2009, with net unrealized gains of $806 million, compared with $6.1 billion at December 31, 2008, with net unrealized losses of $160 million. Following application of purchase accounting to the Wachovia portfolio, the net unrealized losses in cumulative OCI, a component of common equity, at December 31, 2008, related entirely to the legacy Wells Fargo portfolio.
At September 30, 2009, the net unrealized gains on securities available for sale were $6.6 billion, up from net unrealized losses of $9.9 billion at December 31, 2008, due to general decline in long-term yields and narrowing of credit spreads.
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
For debt securities, we recognize OTTI in accordance with new provisions in FASB ASC 320, Investments — Debt and Equity Securities. We early adopted this new accounting guidance for recognizing OTTI on debt securities on January 1, 2009. Under this guidance, we separate the amount of the OTTI into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in OCI.

Of the third quarter 2009 OTTI write-downs of $396 million, $273 million related to debt securities and $123 million to equity securities. Of the OTTI write-downs of $1,375 million in the first nine months of 2009, $850 million related to debt securities and $525 million related to equity securities.
At September 30, 2009, we had approximately $7 billion of securities, primarily municipal bonds that are guaranteed against loss by bond insurers. These securities are primarily investment grade and were generally underwritten consistent with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee. These securities will continue to be monitored as part of our ongoing impairment analysis of our securities available for sale, but are expected to perform, even if the rating agencies reduce the credit ratings of the bond insurers.
The weighted-average expected maturity of debt securities available for sale was 4.9 years at September 30, 2009. Since 75% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale is shown below.
MORTGAGE-BACKED SECURITIES

			Expected
	Fair	Net unrealized	remaining
(in billions)	value	gain (loss)	maturity

At September 30, 2009	$132.9	3.6	3.7

At September 30, 2009, assuming a 200 basis point:
Increase in interest rates	123.4	(5.9)	5.2
Decrease in interest rates	139.0	9.7	2.7

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

LOAN PORTFOLIO

	September 30, 2009			December 31, 2008
		All			All
	PCI	other		PCI	other
(in millions)	loans	loans	Total	loans	loans	Total

Commercial and commercial real estate:
Commercial	$2,407	167,203	169,610	4,580	197,889	202,469
Real estate mortgage	5,950	97,492	103,442	7,762	95,346	103,108
Real estate construction	4,250	27,469	31,719	4,503	30,173	34,676
Lease financing	—	14,115	14,115	—	15,829	15,829

Total commercial and commercial real estate	12,607	306,279	318,886	16,845	339,237	356,082

Consumer:
Real estate 1-4 family first mortgage	39,538	193,084	232,622	39,214	208,680	247,894
Real estate 1-4 family junior lien mortgage	425	104,113	104,538	728	109,436	110,164
Credit card	—	23,597	23,597	—	23,555	23,555
Other revolving credit and installment	—	90,027	90,027	151	93,102	93,253

Total consumer	39,963	410,821	450,784	40,093	434,773	474,866

Foreign	1,768	28,514	30,282	1,859	32,023	33,882

Total loans	$54,338	745,614	799,952	58,797	806,033	864,830

A discussion of average loan balances is included in “Earnings Performance — Net Interest Income” on page 17 and a comparative schedule of average loan balances is included in the table on pages 18 and 19.
In the first nine months of 2009, we refined certain of our preliminary purchase accounting adjustments based on additional information as of December 31, 2008. This additional information resulted in a net increase to the unpaid principal balance of purchased credit-impaired (PCI) loans of $2.5 billion, consisting of a $1.7 billion decrease in commercial and commercial real estate loans and a $4.2 billion increase in consumer loans ($2.7 billion of which related to Pick-a-Pay loans).
The refinements resulted in a net increase to the nonaccretable difference of $3.8 billion, due to the addition of more loans as discussed above and refinement of the nonaccretable estimates, and a net increase to the accretable yield, which is a premium, of $1.9 billion. Of the net increase in the nonaccretable difference, $300 million related to commercial and commercial real estate loans, and $3.5 billion to consumer loans ($2.2 billion of which related to Pick-a-Pay loans). Of the net increase in the accretable yield, which reflects changes in the amount and timing of estimated cash flows, the discount related to commercial and commercial real estate loans increased by $191 million, and the premium related to consumer loans increased by $2.1 billion ($2.0 billion of which related to Pick-a-Pay loans). The effect on goodwill of these adjustments amounted to a net increase in goodwill of $1.9 billion (pre tax).

The nonaccretable difference was established in purchase accounting for PCI loans to absorb losses. The nonaccretable difference can change when it is no longer needed to absorb future expected losses, or when losses that otherwise would be recorded as charge-offs are absorbed. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses.
CHANGES IN NONACCRETABLE DIFFERENCE FOR PCI LOANS
The following table shows the changes in the nonaccretable difference related to principal cash flows.

			Commercial,
		Other	CRE and
(in millions)	Pick-a-Pay	consumer	foreign	Total

Balance at December 31, 2008, with refinements	$(26,485)	(4,082)	(10,378)	(40,945)
Release of nonaccretable difference due to:
Loans resolved by payment in full	—	—	194	194
Loans resolved by sales to third parties	—	85	28	113
Loans with improving cash flows reclassified to accretable yield	—	—	21	21
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (1)	8,320	1,796	3,552	13,668

Balance at September 30, 2009	$(18,165)	(2,201)	(6,583)	(26,949)

(1)	Use of nonaccretable difference through June 30, 2009, was $8.5 billion (including $5.1 billion for Pick-a-Pay loans); revised from second quarter to include all losses due to resolution of loans and write-downs.
For further detail on PCI loans, see Note 1 (Summary of Significant Accounting Policies — Loans) to Financial Statements in the 2008 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

DEPOSITS

	Sept. 30	,	Dec. 31	,
(in millions)	2009		2008

Noninterest-bearing	$165,260		150,837
Interest-bearing checking	60,214		72,828
Market rate and other savings	371,298		306,255
Savings certificates	119,012		182,043
Foreign deposits (1)	32,129		33,469

Core deposits	747,913		745,432
Other time deposits	16,691		28,498
Other foreign deposits	32,144		7,472

Total deposits	$796,748		781,402

(1)	Reflects Eurodollar sweep balances included in core deposits.
Deposits at September 30, 2009, totaled $796.7 billion, up from $781.4 billion at December 31, 2008. Comparative detail of average deposit balances is provided on pages 18 and 19 of this Report. Total core deposits were $747.9 billion at September 30, 2009, up $2.5 billion from December 31, 2008. High-rate certificates of deposit (CDs) of $38 billion at Wachovia matured in third quarter 2009 and were replaced by $22 billion in checking, savings or lower-cost CDs. We continued to gain new deposit customers and deepen our relationship with existing customers.
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
The SPEs we use are QSPEs, which are not consolidated if the criteria described below are met, or VIEs. To qualify as a QSPE, an entity must be passive and must adhere to significant limitations on the types of assets and derivative instruments it may own and the extent of activities and decision making in which it may engage. For example, a QSPE’s activities are generally limited to purchasing assets, passing along the cash flows of those assets to its investors, servicing its assets and, in certain transactions, issuing liabilities. Among other restrictions on a QSPE’s activities, a QSPE may not actively manage its assets through discretionary sales or modifications.
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

The following table presents our significant continuing involvement with QSPEs and unconsolidated VIEs.
QUALIFYING SPECIAL PURPOSE ENTITIES AND UNCONSOLIDATED VARIABLE INTEREST ENTITIES

	September 30, 2009			December 31, 2008
	Total		Maximum	Total		Maximum
	entity	Carrying	exposure	entity	Carrying	exposure
(in millions)	assets	value	to loss	assets	value	to loss

QSPEs
Residential mortgage loan securitizations (1):
Conforming (2) and GNMA	$1,116,937	21,245	23,494	1,008,824	21,496	22,569
Other/nonconforming	280,304	9,291	9,593	313,447	9,483	9,909
Commercial mortgage securitizations	384,716	2,835	6,341	355,267	3,060	6,376
Student loan securitizations	2,675	167	167	2,765	133	133
Auto loan securitizations	2,723	157	157	4,133	115	115
Other	8,854	8	44	11,877	71	1,576

Total QSPEs	$1,796,209	33,703	39,796	1,696,313	34,358	40,678

Unconsolidated VIEs
Collateralized debt obligations (1)	$58,280	14,200	17,543	54,294	15,133	20,443
Wachovia administered ABCP (3) conduit	6,536	—	6,667	10,767	—	15,824
Asset-based finance structures	18,366	10,444	11,026	11,614	9,096	9,482
Tax credit structures	27,636	3,837	4,506	22,882	3,850	4,926
Collateralized loan obligations	22,531	3,668	4,154	23,339	3,326	3,881
Investment funds	87,132	2,089	2,697	105,808	3,543	3,690
Credit-linked note structures	1,846	1,116	1,884	12,993	1,522	2,303
Money market funds (4)	7,469	(9)	41	31,843	60	101
Other	8,056	3,564	3,821	1,832	3,806	4,699

Total unconsolidated VIEs	$237,852	38,909	52,339	275,372	40,336	65,349

(1)	For December 31, 2008, certain balances related to QSPEs involving residential mortgage loan securitizations and VIEs involving collateralized debt obligations have been revised to reflect current information.
(2)	Conforming residential mortgage loan securitizations are those that are guaranteed by government-sponsored entites. We have concluded that conforming mortgages are not subject to consolidation under FAS 166 and FAS 167. See the “Current Accounting Developments” section in this Report for our estimate of the nonconforming mortgages that may potentially be consolidated under FAS 166 and FAS 167.
(3)	Asset-backed commercial paper.
(4)	At September 30, 2009, excludes previously supported money market funds, to which the Company no longer provides non-contractual financial support.
The table above does not include SPEs and unconsolidated VIEs where our only involvement is in the form of investments in trading securities, investments in securities available for sale or loans underwritten by third parties, or administrative or trustee services. Also not included are investments accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Investment Company Audit Guide, investments accounted for under the cost method and investments accounted for under the equity method.
In the table above, the columns titled “Total entity assets” represent the total assets of unconsolidated SPEs. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated SPEs. “Maximum exposure to loss” from our involvement with off-balance sheet entities, which is a required disclosure under GAAP, is determined as the carrying value of our involvement with off-balance sheet (unconsolidated) VIEs plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and the notional amount of other commitments and guarantees. It represents the estimated loss that would be incurred under an assumed, although we believe extremely remote, hypothetical circumstance where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.
For more information on securitizations, including sales proceeds and cash flows from securitizations, see Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

RISK MANAGEMENT
All financial institutions must manage and control a variety of risks that can significantly affect financial performance. Key among them are credit, asset/liability and market risk.
CREDIT RISK MANAGEMENT PROCESS
Our credit risk management process is governed centrally, but provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.
We continually evaluate and modify our credit policies to address unacceptable levels of risk as they are identified. Accordingly, from time to time, we designate certain portfolios and loan products as non-strategic or high risk to limit or cease their continued origination and to specially monitor their loss potential. As an example, during the current weak economic cycle we have significantly tightened bank-selected reduced documentation requirements as a precautionary measure and to substantially reduce third party originations due to the negative loss trends experienced in these channels.
A key to our credit risk management is utilizing a well controlled underwriting process, which we believe is appropriate for the needs of our customers as well as investors who purchase the loans or securities collateralized by the loans. We only approve applications and make loans if we believe the customer has the ability to repay the loan or line of credit according to all its terms. Our underwriting of loans collateralized by residential real property utilizes appraisals or automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time. AVMs estimate property values based on processing large volumes of market data including market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. Generally, AVMs are only used in underwriting to support property values on loan originations where the loan amount is under $250,000. For underwriting residential property loans of $250,000 or more we require property visitation appraisals by qualified independent appraisers.
Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of risk to loss. Our credit risk monitoring process is designed to enable early identification of developing risk to loss and to support our determination of an adequate allowance for loan losses. During the current economic cycle our monitoring and resolution efforts have focused on loan portfolios exhibiting the highest levels of risk including mortgage loans supported by real estate (both consumer and commercial), junior lien, commercial, credit card and subprime portfolios. The following analysis reviews each of these loan portfolios and their relevant concentrations and credit quality performance metrics in greater detail.

Commercial Real Estate
The commercial real estate (CRE) portfolio consists of both permanent commercial mortgage loans and construction loans. These CRE loans totaled $135.2 billion at September 30, 2009, which represented 17% of total loans. Construction loans totaled $31.7 billion at September 30, 2009, or 4% of total loans, and had an annualized quarterly loss rate of 3.01%. Permanent commercial real estate loans totaled $103.4 billion at September 30, 2009, or 13% of total loans, and had an annualized quarterly loss rate of 0.80%. The portfolio is diversified both geographically and by product type. The largest geographic concentrations are found in California and Florida, which represented 21% and 11% of the total commercial real estate portfolio, respectively, at September 30, 2009. By property type, the largest concentrations are owner-occupied and office buildings, which represented 32% and 22% of the population, respectively, at September 30, 2009.
At legacy Wells Fargo our underwriting of CRE loans has been focused primarily on cash flows and creditworthiness, not solely collateral valuations. Our legacy Wells Fargo management team is overseeing and managing the CRE loans acquired from Wachovia, which have effectively doubled the size of this portfolio. At merger closing, we determined that $19.3 billion of Wachovia CRE loans needed to be accounted for as PCI loans and we recorded an impairment write-down of $7.0 billion in our purchase accounting, which represented a 37% write-down of the PCI loans included in the CRE loan portfolio. To identify and manage newly emerging problem CRE loans we employ a high level of surveillance and regular customer interaction to understand and manage the risks associated with these assets, including regular loan reviews and appraisal updates. As issues are identified, management is engaged and dedicated workout groups are in place to manage problem assets.
The following table summarizes CRE loans by state and product type with the related nonaccrual totals. At September 30, 2009, the highest concentration of non-PCI CRE loans by state is $27.0 billion in California, about double the next largest state concentration, and the related nonaccrual loans totaled about $1.7 billion, or 6.2%. Office buildings at $28.2 billion of non-PCI loans are the largest property type concentration, nearly double the next largest, and the related nonaccrual loans totaled $0.7 billion, or 2.6%. Of commercial real estate mortgage loans (excluding construction loans), 42% related to owner-occupied properties at September 30, 2009. In aggregate, nonaccrual loans totaled 4.5% of the non-PCI outstanding balance at September 30, 2009, which is up from 3.6% at June 30, 2009.

COMMERCIAL REAL ESTATE LOANS BY STATE AND PROPERTY TYPE

	September 30, 2009
	Real estate mortgage			Real estate construction			Total
	Oustanding		Nonaccrual	Oustanding		Nonaccrual	Oustanding		Nonaccrual
(in millions)	balance	(1)	loans	balance	(1)	loans	balance	(1)	loans

By state:
PCI loans:
Florida	$1,090		—	954		—	2,044		—
California	1,195		—	172		—	1,367		—
North Carolina	345		—	549		—	894		—
Georgia	413		—	450		—	863		—
Virginia	442		—	310		—	752		—
Other	2,465		—	1,815		—	4,280	(2)	—

Total PCI loans	$5,950		—	4,250		—	10,200		—

All other loans:
California	$22,115		875	4,886		805	27,001		1,680
Florida	10,954		425	2,297		264	13,251		689
Texas	6,837		121	2,818		232	9,655		353
North Carolina	5,636		122	1,554		154	7,190		276
Georgia	4,449		137	951		105	5,400		242
Virginia	3,633		47	1,606		102	5,239		149
New York	3,720		50	1,181		17	4,901		67
Arizona	3,445		142	1,176		190	4,621		332
New Jersey	3,060		89	644		16	3,704		105
Colorado	2,104		58	951		88	3,055		146
Other	31,539		790	9,405		738	40,944	(3)	1,528

Total all other loans	$97,492		2,856	27,469		2,711	124,961		5,567

Total	$103,442		2,856	31,719		2,711	135,161		5,567

By property:
PCI loans:
Apartments	$1,275		—	984		—	2,259		—
Office buildings	1,756		—	222		—	1,978		—
1-4 family land	648		—	1,014		—	1,662		—
1-4 family structure	150		—	740		—	890		—
Retail (excluding shopping center)	510		—	365		—	875		—
Other	1,611		—	925		—	2,536		—

Total PCI loans	$5,950		—	4,250		—	10,200		—

All other loans:
Office buildings	$25,026		606	3,205		139	28,231		745
Industrial/warehouse	13,913		354	1,105		11	15,018		365
Real estate — other	13,289		468	996		73	14,285		541
Retail (excluding shopping center)	11,035		544	1,309		106	12,344		650
Apartments	7,615		213	4,492		216	12,107		429
Land (excluding 1-4 family)	3,252		123	6,431		456	9,683		579
Shopping center	5,982		78	2,514		151	8,496		229
Hotel/motel	5,091		67	1,165		93	6,256		160
1-4 family structure	1,273		68	2,558		669	3,831		737
1-4 family land	813		130	2,926		744	3,739		874
Other	10,203		205	768		53	10,971		258

Total all other loans	$97,492		2,856	27,469		2,711	124,961		5,567

Total	$103,442	(4)	2,856	31,719		2,711	135,161		5,567

(1)	For PCI loans amounts represent carrying value.
(2)	Includes 42 states; no state had loans in excess of $675 million and $609 million at September 30 and June 30, 2009, respectively.
(3)	Includes 40 states; no state had loans in excess of $3,047 million and $3,116 million at September 30 and June 30, 2009, respectively.
(4)	Includes owner-occupied real estate loans of $43.6 billion and $44.6 billion at September 30 and June 30, 2009, respectively.

	June 30, 2009
	Real estate mortgage			Real estate construction			Total
	Oustanding		Nonaccrual	Oustanding		Nonaccrual	Oustanding		Nonaccrual
(in millions)	balance	(1)	loans	balance	(1)	loans	balance	(1)	loans

By state:
PCI loans:
Florida	$1,169		—	1,047		—	2,216		—
California	1,269		—	164		—	1,433		—
North Carolina	369		—	558		—	927		—
Georgia	410		—	473		—	883		—
Virginia	450		—	357		—	807		—
Other	2,159		—	1,696		—	3,855	(2)	—

Total PCI loans	$5,826		—	4,295		—	10,121		—

All other loans:
California	$21,809		601	5,215		802	27,024		1,403
Florida	11,113		278	2,465		207	13,578		485
Texas	6,738		71	2,917		214	9,655		285
North Carolina	5,797		83	1,605		47	7,402		130
Georgia	4,595		57	980		42	5,575		99
Virginia	3,520		55	1,613		82	5,133		137
New York	3,675		46	1,135		—	4,810		46
Arizona	3,309		121	1,335		132	4,644		253
New Jersey	3,168		70	676		—	3,844		70
Colorado	2,163		30	1,050		39	3,213		69
Other	31,941		931	9,952		645	41,893	(3)	1,576

Total all other loans	$97,828		2,343	28,943		2,210	126,771		4,553

Total	$103,654		2,343	33,238		2,210	136,892		4,553

By property:
PCI loans:
Apartments	$1,596		—	207		—	1,803		—
Office buildings	1,227		—	1,112		—	2,339		—
1-4 family land	675		—	1,080		—	1,755		—
1-4 family structure	155		—	868		—	1,023		—
Land (excluding 1-4 family)	639		—	276		—	915		—
Other	1,534		—	752		—	2,286		—

Total PCI loans	$5,826		—	4,295		—	10,121		—

All other loans:
Office buildings	$25,094		382	3,299		87	28,393		469
Industrial/warehouse	14,069		205	1,163		6	15,232		211
Real estate — other	12,848		352	1,089		84	13,937		436
Retail (excluding shopping center)	11,203		428	1,286		22	12,489		450
Apartments	7,473		181	4,490		105	11,963		286
Land (excluding 1-4 family)	3,474		65	6,562		359	10,036		424
Shopping center	5,888		296	2,604		150	8,492		446
Hotel/motel	4,911		43	1,308		59	6,219		102
1-4 family structure	1,299		23	2,989		599	4,288		622
1-4 family land	828		86	3,207		734	4,035		820
Other	10,741		282	946		5	11,687		287

Total all other loans	$97,828		2,343	28,943		2,210	126,771		4,553

Total	$103,654	(4)	2,343	33,238		2,210	136,892		4,553

Commercial Loans and Lease Financing
The following table summarizes commercial loans and lease financing by industry with the related nonaccrual totals. This portfolio has experienced less credit deterioration than our CRE portfolio as evidenced by its lower nonaccrual rate of 2.6% compared with 4.5% for the CRE portfolios. We believe this portfolio is well underwritten and is diverse in its risk with relatively even concentrations across several industries.
COMMERCIAL LOANS AND LEASE FINANCING BY INDUSTRY

	September 30, 2009			June 30, 2009
	Outstanding		Nonaccrual	Outstanding		Nonaccrual
(in millions)	balance	(1)	loans	balance	(1)	loans

PCI loans:
Real estate investment trust	$418		—	523		—
Media	376		—	378		—
Leisure	211		—	112		—
Residential construction	152		—	106		—
Insurance	132		—	141		—
Investment funds & trust	125		—	348		—
Other	993	(2)	—	1,059	(2)	—

Total PCI loans	$2,407		—	2,667		—

All other loans:
Financial institutions	$11,468		469	11,506		169
Oil and gas	9,389		229	10,091		188
Healthcare	9,144		106	9,767		79
Cyclical retailers	8,458		93	9,393		82
Industrial equipment	8,409		136	9,148		131
Food and beverage	8,351		85	8,578		47
Real estate — other	6,974		137	7,366		78
Business services	6,960		189	7,548		124
Transportation	6,505		42	6,406		24
Public administration	5,869		19	6,160		22
Technology	5,826		100	6,065		25
Utilities	5,799		15	6,683		—
Other	88,166	(3)	3,077	95,214	(3)	2,071

Total all other loans	$181,318		4,697	193,925		3,040

Total	$183,725		4,697	196,592		3,040

(1)	For PCI loans amounts represent carrying value.
(2)	No other single category had loans in excess of $94 million and $100 million at September 30 and June 30, 2009, respectively.
(3)	No other single category had loans in excess of $5,380 million and $5,747 million at September 30 and June 30, 2009, respectively.
Real Estate 1-4 Family Mortgage Loans
As part of the Wachovia acquisition, we acquired residential first and home equity loans that are very similar to the Wells Fargo core originated portfolio. We also acquired the Pick-a-Pay portfolio, which is composed primarily of option payment adjustable-rate mortgage and fixed-rate mortgage product. The option payment product making up 74% of this portfolio does contain the potential for negative amortization. Under purchase accounting for the Wachovia acquisition, the Pick-a-Pay loans with the highest probability of default were marked down in accordance with accounting guidance for PCI loans. See the “Pick-a-Pay Portfolio” section in this Report for additional detail.
The deterioration in specific segments of the Home Equity portfolio required a targeted approach to managing these assets. In fourth quarter 2007 a liquidating portfolio was identified, consisting of home equity loans generated through third party wholesale channels not behind a Wells Fargo first mortgage, and home equity loans acquired through correspondents. The liquidating portion of the Home Equity portfolio was $8.9 billion at September 30, 2009, down from $9.3 billion at June 30, 2009. The loans in this liquidating portfolio represent about 1% of total loans outstanding at September 30, 2009, and contain some of the highest risk in our $124.2 billion Home Equity portfolio, with a loss rate of 12.17% compared with 3.69% for the core portfolio. The loans in the liquidating portfolio are largely concentrated in geographic markets that have experienced the most abrupt and steepest declines in housing prices. The core portfolio was $115.3 billion at September 30, 2009, of which 97% was originated through the retail channel and approximately 16% of the outstanding balance was in a first lien position. The table below includes the credit attributes of these two portfolios. California loans represent the largest state concentration in each of these portfolios and have experienced among the highest early-term delinquency and loss rates.
HOME EQUITY PORTFOLIO (1)

					% of loans
					two payments				Annualized loss rate
	Outstanding balances				or more past due				for quarter ended
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,
(in millions)	2009		2008		2009		2008		2009		2008	(2)

Core portfolio (3)
California	$30,841		31,544		3.97%		2.95		6.52		3.94
Florida	11,496		11,781		5.08		3.36		4.82		4.39
New Jersey	8,119		7,888		2.22		1.41		1.41		0.78
Virginia	5,736		5,688		1.60		1.50		1.22		1.56
Pennsylvania	4,971		5,043		1.95		1.10		1.51		0.52
Other	54,152		56,415		2.64		1.97		2.65		1.59

Total	115,315		118,359		3.13		2.27		3.69		2.39

Liquidating portfolio
California	3,406		4,008		8.75		6.69		18.22		12.32
Florida	435		513		9.83		8.41		16.97		13.60
Arizona	206		244		8.25		7.40		22.33		13.19
Texas	161		191		1.68		1.27		2.15		1.67
Minnesota	112		127		3.39		3.79		8.52		5.25
Other	4,546		5,226		4.68		3.28		7.14		4.73

Total	8,866		10,309		6.51		4.93		12.17		8.27

Total core and liquidating portfolios	$124,181		128,668		3.37		2.48		4.31		2.87

(1)	Consists of real estate 1-4 family junior lien mortgages and lines of credit secured by real estate from all groups, excluding PCI loans.
(2)	Loss rates for 2008 for the core portfolio reflect results for Wachovia (not included in the Wells Fargo reported results) and Wells Fargo. For fourth quarter 2008, the Wells Fargo core portfolio on a stand-alone basis, outstanding balances and related annualized loss rates were $29,399 million (3.81%) for California, $2,677 million (6.87%) for Florida, $1,925 million (1.29%) for New Jersey, $1,827 million (1.26%) for Virginia, $1,073 million (1.17%) for Pennsylvania, $38,934 million (1.77%) for all other states, and $75,835 million (2.71%) in total.
(3)	Includes equity lines of credit and closed-end second liens associated with the Pick-a-Pay portfolio totaling $1.9 billion at September 30, 2009, and $2.1 billion at December 31, 2008.

Pick-a-Pay Portfolio
Our Pick-a-Pay portfolio, which we acquired in the Wachovia merger, had an unpaid principal balance of $107.3 billion and a carrying value of $87.8 billion at September 30, 2009. This portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), loans that were originated without the option payment feature and loans that no longer offer the option feature as a result of our modification efforts since the acquisition. At September 30, 2009 the Pick-a-Pay option payment loans totaled $79.2 billion or 74% of the total portfolio, which is down from $101.3 billion or 86% at December 31, 2008. PCI loans in the Pick-a-Pay portfolio had an unpaid principal balance of $57.3 billion and a carrying value of $38.0 billion at September 30, 2009. A significant portion of the Pick-a-Pay PCI loans are option payment loans. The carrying value of the PCI loans is net of purchase accounting net write-downs to reflect their fair value at acquisition. Equity lines of credit and closed-end second liens associated with Pick-a-Pay loans are reported in the home equity portfolio. The Pick-a-Pay portfolio is a liquidating portfolio as Wachovia ceased originating new Pick-a-Pay loans in 2008. This portfolio declined $2.6 billion from June 30, 2009. We recorded a $22.4 billion write-down in purchase accounting on Pick-a-Pay loans that were impaired using the accounting guidance for PCI loans. Losses to date on this portfolio are reasonably in line with management’s original expectations and our most recent life-of-loan loss projections show an improvement driven in part by extensive and currently successful modification efforts.
Pick-a-Pay option payment loans may be adjustable or fixed rate. They are home mortgages on which the customer has the option each month to select from among four payment options: (1) a minimum payment as described below, (2) an interest-only payment, (3) a fully amortizing 15-year payment, or (4) a fully amortizing 30-year payment.
The minimum monthly payment for substantially all of our Pick-a-Pay option payment loans is reset annually. The new minimum monthly payment amount usually cannot increase by more than 7.5% of the then-existing principal and interest payment amount. The minimum payment may not be sufficient to pay the monthly interest due and in those situations a loan on which the customer has made a minimum payment is subject to “negative amortization,” where unpaid interest is added to the principal balance of the loan. The amount of interest that has been added to a loan balance is referred to as “deferred interest.” Total deferred interest of $3.9 billion at September 30, 2009, was down from $4.2 billion at June 30, 2009, due to loan modification efforts as well as falling interest rates resulting in the minimum payment option covering the interest and some principal on many loans.
Deferral of interest on a Pick-a-Pay option payment loan may continue as long as the loan balance remains below a pre-defined principal cap, which is based on the percentage that the current loan balance represents to the original loan balance. Loans with an original loan-to-value (LTV) ratio equal to or below 85% have a cap of 125% of the original loan balance, and these loans represent substantially all the Pick-a-Pay portfolio. Loans with an original LTV ratio above 85% have a cap of 110% of the original loan balance. Most of the Pick-a-Pay loans on which there is a deferred interest balance re-amortize (the monthly payment amount is reset or “recast”) on the earlier of the date when the loan balance reaches its principal cap, or the 10-year anniversary of the loan. There exists a small population of Pick-a-Pay loans for which recast occurs at the five-year anniversary. After a recast, the customers’ new payment terms are reset to the amount necessary to repay the balance over the remainder of the original loan term.
Due to the terms of the Pick-a-Pay option payment loans, we believe there is little recast risk over the next three years. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balance of loans to recast based on reaching the principal cap: $1 million in the remaining quarter of 2009, $3 million in 2010, $1 million in 2011 and $6 million in 2012. In third quarter 2009, the amount of loans recast based on reaching the principal cap was minimal. In addition, we would expect the following balances of ARM loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change at the recast date greater than the annual 7.5% reset: $2 million in the remaining quarter of 2009, $39 million in 2010, $44 million in 2011 and $72 million in 2012. In third quarter 2009, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $9 million.
The table below reflects the geographic distribution of the Pick-a-Pay portfolio broken out between PCI loans and all other loans. In stressed housing markets with declining home prices and increasing delinquencies, the LTV ratio is one important metric in predicting future loan performance, including potential charge-offs. Because PCI loans are carried at fair value, the ratio of the carrying value to the current collateral value for acquired loans with credit impairment will be lower as compared to the LTV based on the unpaid principal. For informational purposes, we have included both ratios in the following table.
PICK-A-PAY PORTFOLIO

	September 30, 2009
	PCI loans						All other loans
						Ratio of
						carrying
	Unpaid	Current				value to	Unpaid	Current
	principal	LTV		Carrying		current	principal	LTV		Carrying
(in millions)	balance	ratio	(1)	value	(2)	value	balance	ratio	(1)	value	(2)

California	$39,034	150%		$25,492		98%	$24,447	95%		$24,395
Florida	5,929	144		3,532		85	5,166	108		5,117
New Jersey	1,676	101		1,309		78	3,017	82		3,021
Texas	452	81		395		71	2,031	66		2,039
Arizona	1,481	155		742		78	1,160	105		1,152
Other states	8,738	110		6,520		82	14,128	85		14,120

Total Pick-a-Pay loans	$57,310			$37,990			$49,949			$49,844

(1)	The current LTV ratio is calculated as the unpaid principal balance plus the unpaid principal balance of any equity lines of credit that share common collateral divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.
(2)	Carrying value, which does not reflect the allowance for loan losses, includes purchase accounting adjustments, which, for PCI loans are the nonaccretable difference and the accretable yield, and for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.
To maximize return and allow flexibility for customers to avoid foreclosure, we have in place several loss mitigation strategies for our Pick-a-Pay loan portfolio. We contact customers who are experiencing difficulty and may in certain cases modify the terms of a loan based on a customer’s documented income and other circumstances. We also are actively modifying the Pick-a-Pay portfolio. Because of the write-down of the PCI group of loans in purchase accounting, our post merger modifications to PCI Pick-a-Pay loans have not resulted in any modification-related provision for credit losses.
We also have taken steps to work with customers to refinance or restructure their Pick-a-Pay loans into other loan products. For customers at risk, we offer combinations of term extensions of up to 40 years (from 30 years), interest rate reductions, to charge no interest on a portion of the principal for some period of time and, in geographies with substantial property value declines, we will even offer permanent principal reductions. In third quarter 2009, we completed 19,148 full-term loan modifications, up from 18,465 in second quarter 2009. The majority of the loan modifications are concentrated in our impaired loan portfolio. As part of the modification process, the loans are re-underwritten, income is documented and the negative amortization feature is eliminated. Most of the modifications result in material payment reduction to the customer. We continually reassess our loss mitigation strategies and may adopt additional or different strategies in the future. We believe a key factor to successful loss mitigation is tailoring the revised loan payment to the customer’s sustainable income.
Credit Cards
Our credit card portfolio, a portion of which is included in the Wells Fargo Financial discussion below, totaled $23.6 billion at September 30, 2009, which is less than 3% of our total outstanding loans and is smaller than that of many of our large peer banks. Delinquencies at September 30, 2009, of 30 days or more were 6.22% of credit card outstandings, up slightly from 6.02% for the prior quarter. Net charge-offs were 10.97% (annualized) for third quarter 2009, down from 11.52% (annualized) in second quarter 2009, reflecting high bankruptcy filings and the current economic environment. We have tightened underwriting criteria and imposed credit line management changes to minimize balance transfers and line increases.
Wells Fargo Financial
Wells Fargo Financial originates real estate loans, substantially all of which are secured debt consolidation loans, and both prime and non-prime auto secured loans, unsecured loans and credit cards.
Wells Fargo Financial had total real estate secured loans of $27.0 billion at September 30, 2009, and $29.1 billion at December 31, 2008. Of this portfolio, $1.7 billion and $1.8 billion, respectively, was considered prime based on secondary market standards and has been priced to the customer accordingly. The remaining portfolio is non-prime but has been originated with standards to reduce credit risk. These loans were originated through our retail channel with documented income, LTV limits based on credit quality and property characteristics, and risk-based pricing. In addition, the loans were originated without teaser rates, interest-only or negative amortization features. Credit losses in the portfolio have increased in the current economic environment compared with historical levels, but remained below industry averages for non-prime mortgage portfolios, with overall loss rates in the first nine months of 2009 of 2.94% on the entire portfolio. Of the portfolio, $8.8 billion at September 30, 2009, was originated with customer FICO scores below 620, but these loans have further restrictions on LTV and debt-to-income ratios to limit the credit risk.
Wells Fargo Financial also had auto secured loans and leases of $18.1 billion at September 30, 2009, and $23.6 billion at December 31, 2008, of which $4.9 billion and $6.3 billion, respectively, was originated with customer FICO scores below 620. Loss rates in this portfolio in the third quarter and first nine months of 2009 were 5.19% and 5.04%, respectively, for FICO scores of 620 and above, and 7.07% and 6.79%, respectively, for FICO scores below 620. These loans were priced based on relative risk. Of this portfolio, $12.9 billion represented loans and leases originated through its indirect auto business, a channel Wells Fargo Financial ceased using near the end of 2008.
Wells Fargo Financial had unsecured loans and credit card receivables of $8.0 billion at September 30, 2009, and $8.4 billion at December 31, 2008, of which $1.1 billion and $1.3 billion, respectively, was originated with customer FICO scores below 620. Net loss rates in this portfolio in the third quarter and first nine months of 2009 were 13.01% and 13.50%, respectively, for FICO scores of 620 and above, and 17.49% and 19.59%, respectively, for FICO scores below 620. Wells Fargo Financial has been actively tightening credit policies and managing credit lines to reduce exposure given current economic conditions.

Nonaccrual Loans and Other Nonperforming Assets
The following table shows the comparative data for nonaccrual loans and other nonperforming assets. We generally place loans on nonaccrual status when:
•	the full and timely collection of interest or principal becomes uncertain;
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages and auto loans) past due for interest or principal (unless both well-secured and in the process of collection); or
•	part of the principal balance has been charged off and no restructuring has occurred.
Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2008 Form 10-K describes our accounting policy for nonaccrual loans.
NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS (1)
Total nonperforming assets were $23.5 billion (2.93% of total loans) at September 30, 2009, and included $20.9 billion of nonaccrual loans and $2.6 billion of foreclosed assets, real estate and other nonaccrual investments.

	Sept. 30 ,	June 30	,	Dec. 31	,
(in millions)	2009	2009		2008

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$4,540	2,910		1,253
Real estate mortgage	2,856	2,343		594
Real estate construction	2,711	2,210		989
Lease financing	157	130		92

Total commercial and commercial real estate	10,264	7,593		2,928

Consumer:
Real estate 1-4 family first mortgage	8,132	6,000		2,648
Real estate 1-4 family junior lien mortgage	1,985	1,652		894
Other revolving credit and installment	344	327		273

Total consumer	10,461	7,979		3,815

Foreign	144	226		57

Total nonaccrual loans (1) (2) (3)	20,869	15,798		6,800

As a percentage of total loans	2.61%	1.92		0.79
Foreclosed assets:
GNMA loans (4)	840	932		667
Other	1,687	1,592		1,526
Real estate and other nonaccrual investments (5)	55	20		16

Total nonaccrual loans and other nonperforming assets	$23,451	18,342		9,009

As a percentage of total loans	2.93%	2.23		1.04

(1)	Includes nonaccrual mortgages held for sale and loans held for sale in their respective loan categories.
(2)	Excludes loans acquired from Wachovia that are accounted for as PCI loans.
(3)	Includes $9.0 billion and $3.6 billion at September 30, 2009, and December 31, 2008, respectively, of loans classified as impaired under FASB ASC 310 (FAS 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15 ) where the scope of this pronouncement encompasses nonaccrual commercial loans greater than $5 million and all consumer TDRs that are nonaccrual. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2008 Form 10-K for further information on impaired loans.
(4)	Consistent with regulatory reporting requirements, foreclosed real estate securing Government National Mortgage Association (GNMA) loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(5)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans, and nonaccrual debt securities.

Nonaccrual loans increased $5.1 billion from June 30, 2009. The increase in nonaccrual loans was primarily attributable to deterioration in certain portfolios, particularly commercial loans and consumer real estate. Also, the rate of nonaccrual growth has been somewhat increased by the effect of accounting for substantially all of Wachovia’s nonaccrual loans as PCI loans at year-end 2008. This purchase accounting resulted in reclassifying all but $97 million of Wachovia nonaccruing loans to accruing status, resulting in a reduced level of nonaccrual loans as of our merger date, and limiting comparability of this metric and related credit ratios with our peers. Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status. The impact of purchase accounting on our credit data should diminish over time. In addition, we have also increased loan modifications and restructurings to assist homeowners and other borrowers in the current difficult economic cycle. This increase is expected to result in elevated nonaccrual loan levels for longer periods because consumer nonaccrual loans that have been modified remain in nonaccrual status until a borrower has made six consecutive contractual payments, inclusive of consecutive payments made prior to the modification. For a consumer accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in a nonaccrual status until the borrower has made six consecutive contractual payments.
As explained in more detail below, we believe the loss exposure expected in our nonperforming assets is mitigated by three factors. First, 96% of our nonaccrual loans are secured. Second, losses have already been recognized on 37% of total nonaccrual loans. Third, there is a segment of nonaccrual loans for which there are specific reserves in the allowance, while others are covered by general reserves. We are seeing signs of stability in our credit portfolio, as growth in credit losses slowed during third quarter 2009. We expect credit losses to remain elevated in the near term, but, assuming no further economic deterioration; we expect credit losses to peak in the first half of 2010 in our consumer portfolios and later in 2010 in our commercial and commercial real estate portfolios.
Commercial and commercial real estate nonaccrual loans amounted to $10.3 billion at September 30, 2009, compared with $7.6 billion at June 30, 2009, $4.5 billion at March 31, 2009, and $2.9 billion at December 31, 2008. Of the approximately $10.3 billion total commercial and commercial real estate nonaccrual loans at September 30, 2009:
•	$7.3 billion, have had $1.3 billion of loan impairments recorded for expected life-of-loan losses in accordance with impairment accounting standards;
•	the remaining $3.0 billion have reserves as part of the allowance for loan losses;
•	$9.5 billion (92%) are secured, of which $5.5 billion (53%) are secured by real estate, and the remainder secured by other assets such as receivables, inventory and equipment;
•	over one-third of these nonaccrual loans are paying interest that is being applied to principal; and
•	23% have been written down by approximately 40%.

Consumer nonaccrual loans amounted to $10.5 billion at September 30, 2009, compared with $8.0 billion at June 30, 2009, $5.9 billion at March 31, 2009, and $3.8 billion at December 31, 2008. The $6.6 billion increase in nonaccrual consumer loans from December 31, 2008, represented an increase of $5.5 billion in 1-4 family first mortgage loans (including a $3.7 billion increase from Wachovia) and an increase of $1.1 billion in 1-4 family junior liens (including a $402 million increase from Wachovia). Of the $10.5 billion of consumer nonaccrual loans:
•	$1.8 billion of TDRs have had $288 million in life-of-loan loss impairment reserves;
•	the remaining $8.7 billion have reserves as part of the allowance for loan losses;
•	$10.5 billion (99%) are secured, substantially all by real estate;
•	24% have a combined loan to value of 80% or below; and
•	$5.2 billion have had charge-offs totaling $1.5 billion; consumer loans secured by real estate are charged-off to the appraised value, less costs to sell, of the underlying collateral when these loans reach 180 days delinquent.
The following table summarizes nonperforming assets for the last three quarters for legacy Wells Fargo and Wachovia portfolios. As explained above, the third quarter 2009 growth in the Wachovia nonaccruals was influenced by the anomalies created in purchase accounting of reclassifying substantially all Wachovia nonaccrual loans to accruing status as of year-end 2008.

NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS BY LEGACY WELLS FARGO AND WACHOVIA

	Sept. 30, 2009		June 30, 2009		March 31, 2009
		As a		As a		As a
		% of		% of		% of
		total		total		total
(in millions)	Balances	loans	Balances	loans	Balances	loans

Commercial and commercial real estate:
Legacy Wells Fargo	$6,037	3.53%	$5,260	3.02%	$3,860	2.13%
Wachovia	4,227	2.86	2,333	1.46	645	0.39

Total commercial and commercial real estate	10,264	3.22	7,593	2.28	4,505	1.30

Consumer:
Legacy Wells Fargo	6,293	2.90	5,687	2.59	4,970	2.22
Wachovia	4,168	1.78	2,292	0.96	966	0.40

Total consumer	10,461	2.32	7,979	1.74	5,936	1.27

Foreign	144	0.48	226	0.75	75	0.24

Total nonaccrual loans	20,869	2.61	15,798	1.92	10,516	1.25

Foreclosed assets:
Legacy Wells Fargo	1,756		1,741		1,421
Wachovia	771		783		641

Total foreclosed assets	2,527		2,524		2,062

Real estate and other nonaccrual investments	55		20		34

Total nonaccrual loans and other nonperforming assets	$23,451	2.93%	$18,342	2.23%	$12,612	1.50%

Change from prior quarter	$5,109		$5,730		$3,603

While commercial and commercial real estate nonaccrual loans were up in third quarter 2009, the dollar amount of the increase declined in third quarter 2009 and the rate of growth slowed considerably. Legacy Wells Fargo’s commercial and commercial real estate nonaccrual loans increased $777 million, or 15%, from second quarter 2009, compared with $1.4 billion, or 36%, in second quarter 2009 from first quarter 2009. Legacy Wachovia commercial and commercial real estate nonaccrual loans increased $1.9 billion, or 81%, from second quarter 2009, compared with $1.7 billion, or 262%, in second quarter 2009 from first quarter 2009. Similarly, the growth rate in consumer nonaccrual loans also slowed in third quarter 2009. Legacy Wells Fargo’s consumer nonaccrual loans increased $606 million, or 11%, from second quarter 2009, compared with $717 million, or 14%, in second quarter 2009 from first quarter 2009. Legacy Wachovia’s consumer nonaccrual loans increased $1.9 billion, or 82%, from second quarter 2009, compared with $1.3 billion, or 137%, in second quarter 2009 from first quarter 2009. Wachovia’s Pick-a-Pay portfolio represents the largest portion of consumer nonaccrual loans and were up $1.2 billion in third quarter 2009 from second quarter 2009.
Total consumer TDRs amounted to $7.2 billion at September 30, 2009, compared with $5.6 billion at June 30, 2009. Of the TDRs, $1.8 billion at September 30, 2009, and $1.2 billion at June 30, 2009, were classified as nonaccrual. We strive to identify troubled loans and work with the customer to modify to more affordable terms before their loan reaches nonaccrual status. We establish an impairment reserve when a loan is restructured in a TDR.
We expect nonperforming asset balances to continue to grow, reflecting some continued deterioration in credit, as well as our efforts to modify more real estate loans to reduce foreclosures and keep customers in their homes. We remain focused on proactively identifying problem credits, moving them to nonperforming status and recording the loss content in a timely manner. We have increased and will continue to increase staffing in our workout and collection organizations to ensure these troubled borrowers receive the attention and help they need. See the “Allowance for Credit Losses” section in this

Report for additional discussion. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower.
Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual. PCI loans are excluded from the disclosure of loans 90 days or more past due and still accruing interest. Even though certain PCI loans are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield in purchase accounting and not to contractual interest payments.
The total of loans 90 days or more past due and still accruing was $18,911 million at September 30, 2009, and $11,830 million at December 31, 2008. The total included $12,897 million and $8,184 million for the same dates, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools and similar loans whose repayments are insured by the FHA or guaranteed by the VA.
The following table reflects loans 90 days or more past due and still accruing excluding the insured/guaranteed GNMA advances.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA AND SIMILAR LOANS)

	Sept. 30	,	Dec. 31	,
(in millions)	2009		2008	(1)

Commercial and commercial real estate:
Commercial	$458		218
Real estate mortgage	693		88
Real estate construction	930		232

Total commercial and commercial real estate	2,081		538

Consumer:
Real estate 1-4 family first mortgage (2)	1,552		883
Real estate 1-4 family junior lien mortgage	484		457
Credit card	683		687
Other revolving credit and installment	1,138		1,047

Total consumer	3,857		3,074

Foreign	76		34

Total	$6,014		3,646

(1)	The amount of real estate 1-4 family first and junior lien mortgage loan delinquencies as originally reported at December 31, 2008, included certain PCI loans previously classified as nonaccrual by Wachovia. The December 31, 2008, amounts have been revised to exclude those loans.
(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

Net Charge-offs
NET CHARGE-OFFS BY LEGACY WELLS FARGO AND WACHOVIA

	Quarter ended
	Sept. 30, 2009		June 30, 2009		March 31, 2009
		As a		As a		As a
	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	average	charge-	average	charge-	average
(in millions)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Commercial and commercial real estate:
Legacy Wells Fargo	$862	1.96%	$897	2.01%	$667	1.48%
Wachovia	602	1.57	246	0.61	30	0.07

Total commercial and commercial real estate	1,464	1.78	1,143	1.35	697	0.80

Consumer:
Legacy Wells Fargo	2,480	4.50	2,462	4.44	2,175	3.90
Wachovia	1,107	1.87	735	1.22	341	0.56

Total consumer	3,587	3.13	3,197	2.77	2,516	2.16

Foreign:
Legacy Wells Fargo	43	3.00	43	3.05	45	3.13
Wachovia	17	0.28	3	0.05	—	—

Total foreign	60	0.79	46	0.61	45	0.56

Total Legacy Wells Fargo	3,385	3.37	3,402	3.35	2,887	2.82

Total Wachovia	1,726	1.66	984	0.92	371	0.34

Total net charge-offs	$5,111	2.50%	$4,386	2.11%	$3,258	1.54%

(1)	Annualized.
Net charge-offs in third quarter 2009 were $5.1 billion (2.50% of average total loans outstanding, annualized), including $1.7 billion in the Wachovia portfolio, compared with $4.4 billion (2.11%) in second quarter 2009. The increases in net charge-offs this quarter were predominantly from the Wachovia portfolios. The increase in commercial and commercial real estate losses was entirely in the Wachovia portfolio, in part reflecting the fact that charge-offs are just now coming through Wachovia’s portfolio after having eliminated nonaccruals through purchase accounting at the end of 2008. The overall loss rate in third quarter for Wachovia’s non-PCI commercial and commercial real estate portfolio was similar to Wells Fargo’s commercial portfolio, which we believe was underwritten to conservative credit standards. Over 40% of the increase in Wachovia consumer loan losses came from the non-PCI Pick-a-Pay portfolio, in large part reflecting the lagging effect of purchase accounting.
Allowance for Credit Losses
The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date and excludes loans carried at fair value. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. See the “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” section in our 2008 Form 10-K for additional information.
We apply a consistent methodology to determine the allowance for credit losses, using both historical and forecasted loss trends, adjusted for underlying economic and market conditions. Our allowance evaluation methodology generally involves individual evaluation for large credits and the application of statistical evaluation for individually smaller credits. For individually graded (typically commercial) portfolios, we generally use loan-level credit quality ratings, which are based on borrower information and strength of collateral, combined with historically-based grade specific loss factors. The allowance for individually-rated nonaccruing commercial loans with an outstanding balance of $5 million or greater is determined through an individual impairment analysis consistent with accounting guidance for loan impairment. For statistically evaluated portfolios (typically consumer), we generally leverage models which use credit-related characteristics such as credit rating scores, delinquency migration rates, vintages, and portfolio concentrations to estimate loss content. Additionally, the allowance for consumer TDRs is based on the risk characteristics of the modified loans and the resultant estimated cash flows discounted at the pre-modification yield of the loan. While the allowance is determined using product and business segment estimates, it is available to absorb losses in the entire loan portfolio.
At September 30, 2009, the allowance for credit losses totaled $24.5 billion (3.07% of total loans), compared with $21.7 billion (2.51%) at December 31, 2008. The allowance for loan losses was $24.0 billion (3.00%) at September 30, 2009, compared with $21.0 billion (2.43%) at December 31, 2008. The allowance for credit losses at September 30, 2009, included $233 million related to PCI loans acquired from Wachovia. The reserve for unfunded credit commitments was $500 million at September 30, 2009, compared with $698 million at December 31, 2008.
Total provision expense in the third quarter and first nine months of 2009 was $6.1 billion and $15.8 billion, respectively, and included a net build to the allowance for credit losses of $1.0 billion and $3.0 billion, respectively. About $900 million of the allowance build was for our commercial portfolios with $400 million for continued deterioration in commercial loans, $300 million for expected life-of-loan losses on impaired commercial loans and nearly $200 million for additional impairment on PCI commercial loans. The consumer portfolio added approximately $100 million of allowance build with $400 million added for loan modifications offset by $345 million for release of allowance on performing loans. Based on our current expectation that consumer related losses will peak in the first half of 2010 and then begin to gradually decline, the allowance build for consumer loan losses has decreased when compared to the allowance build at June 30, 2009.
The accounting for loans acquired from Wachovia with credit impairment affects reported net charge-offs and nonaccrual loans as described on page 5 in this Report. Therefore, the allowance ratios associated with these measures should not be considered when evaluating the adequacy of the allowance or for comparison with other peer banks because the information may not be directly comparable.
The ratio of the allowance for credit losses to total nonaccrual loans was 118% at September 30, 2009, and 319% at December 31, 2008, and the ratio of the allowance for credit losses to annualized net charge-offs was 121% and 134% for the quarters ended September 30, 2009, and June 30, 2009, respectively. The decrease in the allowance ratio from December 31, 2008, and June 30, 2009, continued to be primarily related to the increase in Wachovia nonaccrual loans emerging from the portfolio of those loans that were not designated as PCI loans at the acquisition date.
We believe the allowance for credit losses of $24.5 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2009. The allowance for credit losses is subject to change and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” section and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2008 Form 10-K.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) — which oversees these risks and reports periodically to the Finance Committee of the Board — consists of senior financial and business executives. Each of our principal business groups has individual asset/liability management committees and processes linked to the Corporate ALCO process.
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
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of September 30, 2009, our most recent simulation indicated estimated earnings at risk of approximately 5% of our most likely earnings plan using a scenario in which the federal funds rate rises to 3.75% and the 10-year Constant Maturity Treasury bond yield rises to 5.90% by September 2010. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See the “Mortgage Banking Interest Rate and Market Risk” section in this Report.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount and fair values of these derivatives are presented in Note 11 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in three main ways:
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

Mortgage Banking Interest Rate and Market Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. Based on market conditions and other factors, we reduce credit and liquidity risks by selling or securitizing some or all of the long-term fixed-rate mortgage loans we originate and most of the ARMs we originate. On the other hand, we may hold originated ARMs and fixed-rate mortgage loans in our loan portfolio as an investment for our growing base of core deposits. We determine whether the loans will be held for investment or held for sale at the time of commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgages as part of our corporate asset/liability management. We may also acquire and add to our securities available for sale a portion of the securities issued at the time we securitize MHFS.
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
In accordance with the fair value option measurement provisions of the Codification, we elected to measure MHFS at fair value prospectively for new prime MHFS originations for which an active secondary market and readily available market prices existed to reliably support fair value pricing models used for these loans. At December 31, 2008, we elected to measure at fair value similar MHFS acquired from Wachovia. Loan origination fees on these loans are recorded when earned, and related direct loan origination costs and fees are recognized when incurred. We also elected to measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe that the election for new prime MHFS and other interests held, which are now hedged with free-standing derivatives (economic hedges) along with our MSRs, reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. During 2008 and the first nine months of 2009, in response to continued secondary market illiquidity, we continued to originate certain prime non-agency loans to be held for investment for the foreseeable future rather than to be held for sale.
Under the Transfers and Servicing topic of the Codification, we elected to use the fair value measurement method to initially measure and carry our residential MSRs, which represent substantially all of our MSRs. Under this method, the MSRs are recorded at fair value at the time we sell or securitize the related mortgage loans. The carrying value of MSRs reflects changes in fair value at the end of each quarter and changes are included in net servicing income, a component of mortgage banking noninterest income. If the fair value of the MSRs increases, income is recognized; if the fair value of the MSRs decreases, a loss is recognized. We use a dynamic and sophisticated model to estimate the fair value of our MSRs and periodically benchmark our estimates to independent appraisals. The valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently unpredictable. Changes in interest rates influence a variety of significant assumptions included in the periodic valuation of MSRs, including prepayment speeds, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements.
A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income, net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs. We may choose not to fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario provides a partial “natural business hedge.” An increase in interest rates generally reduces the propensity for refinancing, extends the expected duration of the servicing portfolio and therefore increases the estimated fair value of the MSRs. However, an increase in interest rates can also reduce mortgage loan demand and therefore reduce origination income. In third quarter 2009, a $2.1 billion decrease in the fair value of our MSRs and $3.6 billion of gains on free-standing derivatives used to hedge the MSRs resulted in a net gain of $1.5 billion. This net gain was largely due to hedge-carry income reflecting the current low short-term interest rate environment. The low short-term interest rate environment is likely to continue into fourth quarter 2009.
Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires sophisticated modeling and constant monitoring. While we attempt to balance these various aspects of the mortgage business, there are several potential risks to earnings:
•	MSRs valuation changes associated with interest rate changes are recorded in earnings immediately within the accounting period in which those interest rate changes occur, whereas the impact of those same changes in interest rates on origination and servicing fees occur with a lag and over time. Thus, the mortgage business could be protected from adverse changes in interest rates over a period of time on a cumulative basis but still display large variations in income from one accounting period to the next.
•	The degree to which the “natural business hedge” offsets changes in MSRs valuations is imperfect, varies at different points in the interest rate cycle, and depends not just on the direction of interest rates but on the pattern of quarterly interest rate changes.
•	Origination volumes, the valuation of MSRs and hedging results and associated costs are also impacted by many factors. Such factors include the mix of new business between ARMs and fixed-rated mortgages, the relationship between short-term and long-term interest rates, the degree of volatility in interest rates, the relationship between mortgage interest rates and other interest rate markets, and other interest rate factors. Many of these factors are hard to predict and we may not be able to directly or perfectly hedge their effect.
•	While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARMs production held for sale from changes in mortgage interest rates may or may not be fully offset by Treasury and LIBOR index-based financial instruments used as economic hedges for such ARMs. Additionally, the hedge-carry income we earn on our economic hedges for the MSRs may not continue if the spread between short-term and long-term rates decreases.

The total carrying value of our residential and commercial MSRs was $15.7 billion at September 30, 2009, and $16.2 billion at December 31, 2008. The weighted-average note rate on the owned servicing portfolio was 5.72% at September 30, 2009, and 5.92% at December 31, 2008. Our total MSRs were 0.83% of mortgage loans serviced for others at September 30, 2009, compared with 0.87% at December 31, 2008.
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
Market Risk – Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives are included in Note 11 (Derivatives) to Financial Statements in this Report. Open “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout third quarter 2009 was $42 million, with a lower bound of $25 million and an upper bound of $54 million.

Market Risk – Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board. The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews the valuations of these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Nonmarketable investments included private equity investments of $2.8 billion at September 30, 2009, and $3.0 billion at December 31, 2008, and principal investments of $1.3 billion for both periods. Private equity investments are carried at cost subject to other-than-temporary impairment. Principal investments are carried at fair value with net unrealized gains and losses reported in noninterest income.
We also have marketable equity securities in the securities available-for-sale portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and periodically include other-than-temporary impairment charges. The fair value and cost of marketable equity securities was $5.9 billion and $5.1 billion, respectively, at September 30, 2009, and $6.1 billion and $6.3 billion, respectively, at December 31, 2008.
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
Wells Fargo participates in the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The TLGP has two components: the Debt Guarantee Program, which provides a temporary guarantee of newly issued senior unsecured debt issued by eligible entities; and the Transaction Account Guarantee Program, which provides a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions. Under the Debt Guarantee Program, we had $88.2 billion of remaining capacity to issue guaranteed debt as of September 30, 2009. Eligible entities are assessed fees payable to the FDIC for coverage under the program. This assessment is in addition to risk-based deposit insurance assessments currently imposed under FDIC rules and regulations.
Parent. Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. In June 2009, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. This registration statement replaces a registration statement for the issuance of similar securities that expired in June 2009. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt, subject to a total outstanding debt limit of $230 billion. At September 30, 2009, the Parent had outstanding short-term, long-term and total debt under these authorities of $10.6 billion, $121.6 billion and $132.2 billion, respectively. During the first nine months of 2009, the Parent issued a total of $3.5 billion in registered senior notes guaranteed by the FDIC. We used the proceeds from securities issued in the first nine months of 2009 for general corporate purposes and expect that the proceeds from securities issued in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $50 billion in outstanding long-term debt. In December 2007, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in long-term senior or subordinated notes. During the first nine months of 2009, Wells Fargo Bank, N.A. issued $14.5 billion in short-term notes. At September 30, 2009, Wells Fargo Bank, N.A. had remaining issuance capacity on the bank note program of $50.0 billion in short-term senior notes and $50.0 billion in long-term senior or subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations.

Wachovia Bank, N.A. Wachovia Bank, N.A. had $49.0 billion available for issuance under a global note program at September 30, 2009. In addition, Wachovia Bank, N.A. has an A$10 billion Australian medium-term note program (AMTN), under which it may issue senior and subordinated debt securities. These securities are not registered with the SEC and may not be offered in the U.S. without applicable exemptions from registration. Up to A$8.5 billion was available for issuance at September 30, 2009.
Wells Fargo Financial. In February 2008, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly-owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion in medium-term notes for distribution from time to time in Canada. At September 30, 2009, CAD$6.5 billion remained available for future issuance. On October 27, 2009, WFFCC issued CAD$1.0 billion in medium-term notes. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.
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
In 2008, the Board authorized the repurchase of up to 25 million additional shares. During the first nine months of 2009, we repurchased approximately 3 million shares of our common stock. At September 30, 2009, the total remaining common stock repurchase authority was approximately 11 million shares. For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this Report.
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
Our potential sources of capital include retained earnings and issuances of common and preferred stock. In the first nine months of 2009, retained earnings increased $4.9 billion, primarily from Wells Fargo net income of $9.5 billion, less common and preferred dividends and accretion of $3.4 billion. In the first nine months of 2009, we issued approximately 454 million shares, or $9.6 billion, of common stock, including 392 million shares ($8.6 billion) in a common stock offering and 5 million shares from time to time during the period under various employee benefit and director plans (including our ESOP plan) and under our dividend reinvestment and direct stock purchase programs.
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
Prior to October 2011, unless we have redeemed the preferred securities or the Treasury Department has transferred the preferred securities to a third party, the consent of the Treasury Department will be required for us to increase our common stock dividend (currently, $0.05 per share per quarter) or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in our CPP purchase agreement. In addition, so long as the preferred securities remain outstanding, we are subject to restrictions on certain forms of, and limits on the tax deductibility of compensation we pay our executive officers and certain other highly-compensated employees under provisions of the American Recovery and Reinvestment Act of 2009 (ARRA) and related Treasury Department regulations.
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
On May 7, 2009, the Federal Reserve confirmed that under its adverse stress test scenario the Company’s Tier 1 capital exceeded the minimum level needed for well-capitalized institutions. In conjunction with the stress test, the Company agreed with the Federal Reserve, under SCAP, to generate a $13.7 billion regulatory capital buffer by November 9, 2009. At September 30, 2009, we had exceeded this requirement by $6 billion. We accomplished this through an $8.6 billion (gross proceeds) common stock offering, and internally generated capital, which has been tracking above the Company’s internal SCAP estimates and 35% above supervisory adverse economic scenario estimate.
On May 13, 2009, we issued 392 million shares of common stock in an offering to the public valued at $8.6 billion. The common stock offering was in response to the Federal Reserve’s requirement for us to generate a $13.7 billion regulatory capital buffer as a result of the SCAP stress test discussed above.
We strengthened our capital position in third quarter 2009. Tier 1 common equity was $53.0 billion at September 30, 2009, an increase of $5.9 billion from June 30, 2009. Tier 1 common equity was 5.18% of risk-weighted assets. At September 30, 2009, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. For additional information see Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report. The adoption of FAS 166/167 in January, 2010, will require us to consolidate certain off-balance sheet assets not currently included in our consolidated financial statements. Currently, we estimate that FAS 166/167 will cause us to add approximately $48 billion in assets, or $25 billion in risk-weighted assets, based on information as of the end of third quarter 2009. See the “Current Accounting Developments” section in this Report for additional information.
The following table provides the detail of our Tier 1 common equity. As noted below, at September 30, 2009, our deferred tax asset was not limited by regulatory capital guidelines.
TIER 1 COMMON EQUITY (1)

		Sept. 30 ,	June 30 ,
(in billions)		2009	2009

Total equity		$128.9	121.4
Less: Noncontrolling interests		(6.8)	(6.8)

Total Wells Fargo stockholders’ equity		122.1	114.6

Less: Preferred equity		(31.1)	(31.0)
Goodwill and intangible assets (other than MSRs)		(37.5)	(38.7)
Applicable deferred assets		5.3	5.5
Deferred tax asset limitation		—	(2.0)
MSRs over specified limitations		(1.5)	(1.6)
Cumulative other comprehensive income		(4.0)	0.6
Other		(0.3)	(0.3)

Tier 1 common equity	(A)	$53.0	47.1

Total risk-weighted assets (2)	(B)	$1,023.8	1,047.7

Tier 1 common equity to total risk-weighted assets	(A)/(B)	5.18%	4.49

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies, including the Federal Reserve in the SCAP, to assess the capital position of financial services companies. Tier 1 common equity includes total Wells Fargo stockholders’ equity, less preferred equity, goodwill and intangible assets (excluding MSRs), net of related deferred taxes, adjusted for specified Tier 1 regulatory capital limitations covering deferred taxes, MSRs, and cumulative other comprehensive income. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

Prudential Joint Venture
As described in the “Contractual Obligations” section in our 2008 Form 10-K, we own a controlling interest in a retail securities brokerage joint venture, which Wachovia entered into with Prudential Financial, Inc. (Prudential) in 2003. See also the “Current Accounting Developments” section in this Report for additional information. On October 1, 2007, Wachovia completed its acquisition of A.G. Edwards, Inc. and on January 1, 2008, contributed the retail securities brokerage business of A.G. Edwards to the joint venture. In connection with Wachovia’s contribution of A.G. Edwards to the joint venture, Prudential elected to exercise its “lookback” option under the joint venture agreements, which permits Prudential to delay until January 1, 2010, its decision whether to make payments to avoid dilution of its pre-contribution 38% ownership interest in the joint venture or, alternatively, to “put” its joint venture interests to Wells Fargo based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008. On December 4, 2008, Prudential announced its intention to exercise its rights under the “lookback” option to put its interests in the joint venture to Wells Fargo at the end of the “lookback” period and, on June 17, 2009, Prudential provided written notice to Wells Fargo of its exercise of this “lookback” option. Under the terms of the joint venture agreements, we expect the closing of the “put” transaction to occur on or about January 1, 2010. In connection with determining the amount to be paid to Prudential for its minority interest, Wells Fargo and Prudential are currently following the process prescribed in the joint venture agreements for appraising the value of the joint venture as of a date immediately prior to the A.G. Edwards contribution. This value will determine the purchase price for Prudential’s interests in the joint venture. We have notified Prudential that we will pay the purchase price for Prudential’s joint venture interests with a combination of cash and Wells Fargo common stock. This payment could be a combination that is substantially comprised of common stock or substantially comprised of cash. We do not currently expect to determine this mix until later in the fourth quarter of 2009. The estimated value of the investment is included in noncontrolling interests and therefore has already been deducted from Tier 1 common equity.

RISK FACTORS
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. We refer you to the Financial Review section and Financial Statements (and related Notes, including Note 10 (Guarantees and Legal Actions)) in this Report for more information about credit, interest rate, market and litigation risks, to the “Risk Factors” and “Regulation and Supervision” sections and Note 15 (Guarantees and Legal Actions) to Financial Statements in our 2008 Form 10-K for a detailed discussion of risk factors, and to the discussions below and in our First Quarter 2009 Form 10-Q and Second Quarter 2009 Form 10-Q that supplement the “Risk Factors” section of the 2008 Form 10-K. Any factor described in this Report, our 2008 Form 10-K, our First Quarter 2009 Form 10-Q or our Second Quarter 2009 Form 10-Q could by itself, or together with other factors, adversely affect our financial results and condition. There are factors not discussed below or elsewhere in this Report that could adversely affect our financial results and condition.
In accordance with the Private Securities Litigation Reform Act of 1995, we caution you that one or more of these same risk factors could cause actual results to differ materially from projections or forecasts of our financial results and condition and expectations for our operations and business that we make in forward-looking statements in this Report and in presentations and other Company communications. We make forward-looking statements when we use words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar expressions. Do not unduly rely on forward-looking statements, as actual results could differ materially. Forward-looking statements speak only as of the date made, and we do not undertake to update them to reflect changes or events that occur after that date that may affect whether those forecasts and expectations continue to reflect management’s beliefs or the likelihood that the forecasts and expectations will be realized.
In this Report we make forward-looking statements, including, among others, that:
•	we are on track to realize annual run-rate savings of $5 billion upon completion of the Wachovia integration;

•	we currently expect cumulative merger integration costs of approximately $5.5 billion;

•	we expect credit losses to remain elevated in the near term, but, assuming no further economic deterioration, current projections show credit losses peaking in the first half of 2010 in our consumer portfolios and later in 2010 in our commercial and commercial real estate portfolios;

•	short-term rates, for purposes of hedge-carry income, are likely to continue into fourth quarter 2009;

•	to the extent nonperforming loans return to accrual status, NPA growth should moderate;

•	we currently project, based on preliminary estimates, to add assets to our consolidated financial statements following the January 1, 2010, implementation of FAS 166 and FAS 167;

•	we currently estimate that recently announced overdraft policy changes will reduce our 2010 fee revenue by approximately $300 million (after tax);

•	we believe life-of-loan loss estimates in our Pick-a-Pay portfolio have decreased;

•	we believe there is little recast risk over the next three years in our Pick-a-Pay portfolio and we expect certain specified Pick-a-Pay loan balances to recast and/or start fully amortizing in the remaining quarter of 2009 and through 2012;

•	we expect nonperforming asset balances to continue to grow, and we will continue to increase staffing in our workout and collection organizations to ensure troubled borrowers receive the attention and help they need;

•	we believe the allowance for credit losses was adequate to cover credit losses inherent in our loan portfolio, including unfunded credit commitments at September 30, 2009;

•	we expect changes in the fair value of derivative financial instruments used to hedge outstanding derivative loan commitments will fully or partially offset the changes in fair value of the commitments;

•	we expect the closing of the Prudential put transaction to occur on or about January 1, 2010;

•	we expect to recover the entire amortized cost basis of certain specified securities;

•	we believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in OCI;

•	we believe the eventual outcome of certain legal actions against us will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations;

•	we expect that $212 million of deferred net gains on derivatives in OCI at September 30, 2009, will be reclassified as earnings during the next twelve months; and
•	we expect actions taken with respect to the Wells Fargo qualified and supplemental Cash Balance Plans and the Wachovia Pension Plan will reduce pension cost in fourth quarter 2009 by approximately $188 million.
Several factors could cause actual results to differ materially from expectations including:
•	current and future economic and market conditions, including credit markets, housing prices and unemployment;

•	the terms of capital investments or other financial assistance provided by the U.S. government;

•	our capital requirements and the ability to raise capital on favorable terms;

•	legislative proposals to allow mortgage cram-downs in bankruptcy or require other loan modifications;

•	legislative and regulatory developments relating to overdraft fees, credit cards, and other bank services, as well as changes to our overdraft practices, which could have a negative effect on our revenue and other financial results;

•	the extent of our success in our loan modification efforts;

•	our ability to successfully integrate the Wachovia merger and realize the expected cost savings and other benefits and the effects of any delays or disruptions in systems conversions relating to the Wachovia integration;

•	our ability to realize the efficiency initiatives to lower expenses when and in the amount expected;

•	the adequacy of our allowance for credit losses;

•	recognition of OTTI on securities held in our available-for-sale portfolio;

•	the effect of changes in interest rates on our net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;

•	hedging gains or losses;

•	disruptions in the capital markets and reduced investor demand for mortgage loans;

•	our ability to sell more products to our customers;

•	the effect of the economic recession on the demand for our products and services;

•	the effect of the fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	our election to provide support to our mutual funds for structured credit products they may hold;

•	changes in the value of our venture capital investments;

•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied or interpreted;

•	mergers, acquisitions and divestitures;

•	federal and state regulations;

•	reputational damage from negative publicity, fines, penalties and other negative consequences from regulatory violations;

•	the loss of checking and saving account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin; and

•	fiscal and monetary policies of the Federal Reserve Board.
In addition to the above factors, we also caution that there is no assurance that our allowance for credit losses will be adequate to cover future credit losses, especially if credit markets, housing prices and unemployment do not stabilize or improve. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition. There is no assurance as to when and how we will repay the government’s investment under its Capital Purchase Program (CPP) or that we will be able to repay the investment in a manner that does not require or result in the issuance of equity securities. As discussed under “Prudential Joint Venture” above, we have notified Prudential that we will pay the purchase price for Prudential’s joint venture interest with a combination of cash and Wells Fargo common stock, which payment could be a combination substantially comprised of common stock or substantially comprised of cash. The issuance of Wells Fargo common stock to repay the government’s CPP investment or to pay the portion of the purchase price for Prudential’s joint venture interest that is not paid in cash may result in dilution to existing stockholders. There is no assurance that our preliminary interpretation of FAS 166 and FAS 167 will be the final interpretation of those standards when they are implemented on January 1, 2010. If our preliminary interpretation of FAS 166 and FAS 167 is not consistent with the final interpretation of those standards upon implementation, we may have to consolidate more or less assets in our consolidated financial statements than those in our preliminary analysis, which difference may be material. There is no assurance that the actual impact on our 2010 fee revenue from recent changes to our overdraft policy will not materially vary from our estimate.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2009, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)	2009	2008		2009	2008

Interest income
Trading assets	$216	41		688	126
Securities available for sale	2,947	1,397		8,543	3,753
Mortgages held for sale	524	394		1,484	1,211
Loans held for sale	34	12		151	34
Loans	10,170	6,888		31,467	20,906
Other interest income	77	42		249	140

Total interest income	13,968	8,774		42,582	26,170

Interest expense
Deposits	905	1,019		2,861	3,676
Short-term borrowings	32	492		210	1,274
Long-term debt	1,301	882		4,565	2,801
Other interest expense	46	—		122	—

Total interest expense	2,284	2,393		7,758	7,751

Net interest income	11,684	6,381		34,824	18,419
Provision for credit losses	6,111	2,495		15,755	7,535

Net interest income after provision for credit losses	5,573	3,886		19,069	10,884

Noninterest income
Service charges on deposit accounts	1,478	839		4,320	2,387
Trust and investment fees	2,502	738		7,130	2,263
Card fees	946	601		2,722	1,747
Other fees	950	552		2,814	1,562
Mortgage banking	3,067	892		8,617	2,720
Insurance	468	439		1,644	1,493
Net gains (losses) on debt securities available for sale (includes impairment losses of $273 and $850, consisting of $314 and $1,889 of total other-than-temporary impairment losses, net of $41 and $1,039 recognized in other comprehensive income, for the quarter and nine months ended September 30, 2009, respectively)	(40)	84		(237)	316
Net gains (losses) from equity investments	29	(509)		(88)	(149)
Other	1,382	360		4,244	1,642

Total noninterest income	10,782	3,996		31,166	13,981

Noninterest expense
Salaries	3,428	2,078		10,252	6,092
Commission and incentive compensation	2,051	555		5,935	2,005
Employee benefits	1,034	486		3,545	1,666
Equipment	563	302		1,825	955
Net occupancy	778	402		2,357	1,201
Core deposit and other intangibles	642	47		1,935	139
FDIC and other deposit assessments	228	37		1,547	63
Other	2,960	1,594		8,803	4,667

Total noninterest expense	11,684	5,501		36,199	16,788

Income before income tax expense	4,671	2,381		14,036	8,077
Income tax expense	1,355	730		4,382	2,638

Net income before noncontrolling interests	3,316	1,651		9,654	5,439
Less: Net income from noncontrolling interests	81	14		202	50

Wells Fargo net income	$3,235	1,637		9,452	5,389

Wells Fargo net income applicable to common stock	$2,637	1,637		7,596	5,389

Per share information
Earnings per common share	$0.56	0.49		1.70	1.63
Diluted earnings per common share	0.56	0.49		1.69	1.62
Dividends declared per common share	0.05	0.34		0.44	0.96
Average common shares outstanding	4,678.3	3,316.4		4,471.2	3,309.6
Diluted average common shares outstanding	4,706.4	3,331.0		4,485.3	3,323.4

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	Sept. 30 ,	Dec. 31 ,
(in millions, except shares)	2009	2008

Assets
Cash and due from banks	$17,233	23,763
Federal funds sold, securities purchased under resale agreements and other short-term investments	17,491	49,433
Trading assets	43,198	54,884
Securities available for sale	183,814	151,569
Mortgages held for sale (includes $33,435 and $18,754 carried at fair value)	35,538	20,088
Loans held for sale (includes $201 and $398 carried at fair value)	5,846	6,228
Loans	799,952	864,830
Allowance for loan losses	(24,028)	(21,013)

Net loans	775,924	843,817

Mortgage servicing rights:
Measured at fair value (residential MSRs)	14,500	14,714
Amortized	1,162	1,446
Premises and equipment, net	11,040	11,269
Goodwill	24,052	22,627
Other assets	98,827	109,801

Total assets	$1,228,625	1,309,639

Liabilities
Noninterest-bearing deposits	$165,260	150,837
Interest-bearing deposits	631,488	630,565

Total deposits	796,748	781,402
Short-term borrowings	30,800	108,074
Accrued expenses and other liabilities	57,861	50,689
Long-term debt	214,292	267,158

Total liabilities	1,099,701	1,207,323

Equity
Wells Fargo stockholders’ equity:
Preferred stock	31,589	31,332
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 4,756,071,429 shares and 4,363,921,429 shares	7,927	7,273
Additional paid-in capital	40,343	36,026
Retained earnings	41,485	36,543
Cumulative other comprehensive income (loss)	4,088	(6,869)
Treasury stock - 76,876,271 shares and 135,290,540 shares	(2,771)	(4,666)
Unearned ESOP shares	(511)	(555)

Total Wells Fargo stockholders’ equity	122,150	99,084
Noncontrolling interests	6,774	3,232

Total equity	128,924	102,316

Total liabilities and equity	$1,228,625	1,309,639

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount

Balance December 31, 2007	449,804	$450	3,297,102,208	$5,788

Cumulative effect from change in accounting for postretirement benefits
Adjustment for change of measurement date related to pension and other postretirement benefits

Balance January 1, 2008	449,804	450	3,297,102,208	5,788

Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Net unrealized losses on securities available for sale, net of reclassification of $107 million of net losses included in net income
Net unrealized losses on derivatives and hedging activities, net of reclassification of $115 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			49,454,756
Common stock repurchased			(37,327,260)
Preferred stock issued to ESOP	520,500	521
Preferred stock released to ESOP
Preferred stock converted to common shares	(344,860)	(346)	11,988,925
Common stock dividends
Tax benefit upon exercise of stock options
Stock option compensation expense
Net change in deferred compensation and related plans
Other

Net change	175,640	175	24,116,421	—

Balance September 30, 2008	625,444	$625	3,321,218,629	$5,788

Balance December 31, 2008	10,111,821	$31,332	4,228,630,889	$7,273

Cumulative effect from change in accounting for other-than-temporary impairment on debt securities
Effect of change in accounting for noncontrolling interests

Balance January 1, 2009	10,111,821	31,332	4,228,630,889	7,273

Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Securities available for sale:
Unrealized losses related to factors other than credit
All other net unrealized gains, net of reclassification of $45 million of net gains included in net income
Net unrealized losses on derivatives and hedging activities, net of reclassification of $257 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			451,324,822	654
Common stock repurchased			(3,353,597)
Preferred stock released to ESOP
Preferred stock converted to common shares	(41,280)	(41)	2,593,044
Common stock dividends
Preferred stock dividends and accretion		298
Tax benefit upon exercise of stock options
Stock option compensation expense
Net change in deferred compensation and related plans

Net change	(41,280)	257	450,564,269	654

Balance September 30, 2009	10,070,541	$31,589	4,679,195,158	$7,927

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprensive	Treasury	ESOP	stockholders’	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity

8,212	38,970	725	(6,035)	(482)	47,628	286	$47,914

	(20)				(20)		(20)
	(8)				(8)		(8)

8,212	38,942	725	(6,035)	(482)	47,600	286	47,886

	5,389				5,389	50	5,439

		(20)			(20)		(20)
		(3,485)			(3,485)		(3,485)
		(6)			(6)		(6)
		3			3		3

					1,881	50	1,931
					—	(34)	(34)
(41)	(300)		1,610		1,269		1,269
			(1,162)		(1,162)		(1,162)
30				(551)	—		—
(20)				366	346		346
(46)			392		—		—
	(3,178)				(3,178)		(3,178)
106					106		106
134					134		134
32			(12)		20		20
(59)					(59)		(59)

136	1,911	(3,508)	828	(185)	(643)	16	(627)

8,348	40,853	(2,783)	(5,207)	(667)	46,957	302	$47,259

36,026	36,543	(6,869)	(4,666)	(555)	99,084	3,232	$102,316

	53	(53)					—
(3,716)					(3,716)	3,716	—

32,310	36,596	(6,922)	(4,666)	(555)	95,368	6,948	102,316

	9,452				9,452	202	9,654

		63			63	(5)	58

		(654)			(654)		(654)

		11,220			11,220	64	11,284
		(189)			(189)		(189)
		570			570		570

					20,462	261	20,723
21					21	(435)	(414)
7,845	(816)		1,907		9,590		9,590
			(80)		(80)		(80)
(3)				44	41		41
(42)			83		—		—
	(1,891)				(1,891)		(1,891)
	(1,856)				(1,558)		(1,558)
9					9		9
180					180		180
23			(15)		8		8

8,033	4,889	11,010	1,895	44	26,782	(174)	26,608

40,343	41,485	4,088	(2,771)	(511)	122,150	6,774	$128,924

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended Sept. 30	,
(in millions)	2009	2008

Cash flows from operating activities:
Net income before noncontrolling interests	$9,654	5,439
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,755	7,535
Changes in fair value of MSRs (residential), MHFS and LHFS carried at fair value	1,366	(1,301)
Depreciation and amortization	2,437	1,154
Other net gains	(2,261)	(999)
Preferred shares released to ESOP	41	346
Stock option compensation expense	180	134
Excess tax benefits related to stock option payments	(9)	(104)
Originations of MHFS	(321,098)	(163,797)
Proceeds from sales of and principal collected on mortgages originated for sale	306,882	171,809
Originations of LHFS	(8,641)	—
Proceeds from sales of LHFS	15,937	—
Purchases of LHFS	(6,461)	—
Net change in:
Trading assets	13,834	(1,360)
Deferred income taxes	4,835	1,146
Accrued interest receivable	948	63
Accrued interest payable	(1,157)	(176)
Other assets, net	(6,159)	(8,319)
Other accrued expenses and liabilities, net	(833)	631

Net cash provided by operating activities	25,250	12,201

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	31,942	(5,301)
Securities available for sale:
Sales proceeds	46,337	39,698
Prepayments and maturities	28,746	15,879
Purchases	(89,395)	(74,381)
Loans:
Decrease (increase) in banking subsidiaries’ loan originations, net of collections	44,337	(32,006)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	4,569	1,843
Purchases (including participations) of loans by banking subsidiaries	(2,007)	(4,329)
Principal collected on nonbank entities’ loans	10,224	15,462
Loans originated by nonbank entities	(7,117)	(13,880)
Net cash paid for acquisitions	(132)	(590)
Proceeds from sales of foreclosed assets	2,708	1,299
Changes in MSRs from purchases and sales	(9)	71
Net change in noncontrolling interests	(355)	(34)
Other, net	4,951	(1,341)

Net cash provided (used) by investing activities	74,799	(57,610)

Cash flows from financing activities:
Net change in:
Deposits	15,212	7,370
Short-term borrowings	(77,274)	31,798
Long-term debt:
Proceeds from issuance	4,803	22,751
Repayment	(55,332)	(15,439)
Preferred stock:
Cash dividends paid	(1,616)	—
Common stock:
Proceeds from issuance	9,590	1,269
Repurchased	(80)	(1,162)
Cash dividends paid	(1,891)	(3,178)
Excess tax benefits related to stock option payments	9	104

Net cash provided (used) by financing activities	(106,579)	43,513

Net change in cash and due from banks	(6,530)	(1,896)
Cash and due from banks at beginning of period	23,763	14,757

Cash and due from banks at end of period	$17,233	12,861

Supplemental cash flow disclosures:
Cash paid for interest	$8,915	7,927
Cash paid for income taxes	2,834	2,431

The accompanying notes are an integral part of these statements. See Note 1 for noncash investing and financing activities.

NOTES TO FINANCIAL STATEMENTS
See page 145-146 for the Glossary of Acronyms for terms used throughout the Financial Statements and related Notes of this Form 10-Q and page 147 for the Codification Cross Reference for cross references from accounting standards under the recently adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) to pre-Codification accounting standards.
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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2009 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including the evaluation of other-than-temporary impairment on investment securities (Note 4), allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5), valuing residential mortgage servicing rights (MSRs) (Notes 7 and 8) and financial instruments (Note 12), pension accounting (Note 14) and income taxes. Actual results could differ from those estimates. Among other effects, such changes could result in future impairments of investment securities, increases to the allowance for loan losses, as well as increased future pension expense.
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
On January 1, 2009, the Company adopted new accounting guidance on noncontrolling interests on a retrospective basis for disclosure as required in FASB ASC 810, Consolidation. Accordingly, prior period information reflects the adoption. The guidance requires that noncontrolling interests be reported as a component of total equity. In addition, the consolidated income statement must disclose amounts attributable to both Wells Fargo interests and the noncontrolling interests.

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
Effective July 1, 2009, the FASB established the Codification as the source of authoritative GAAP for companies to use in the preparation of financial statements. Securities and Exchange Commission (SEC) rules and interpretive releases are also authoritative GAAP for SEC registrants. The guidance contained in the Codification supersedes all existing non-SEC accounting and reporting standards. We adopted the Codification, as required, in third quarter 2009. As a result, references to accounting literature contained in our financial statement disclosures have been updated to reflect the new Accounting Standards Codification (ASC) structure. References to superseded authoritative literature are shown parenthetically below, and cross-references to pre-Codification accounting standards are included on page 147.
Current Accounting Developments
In first quarter 2009, we adopted new guidance related to the following Codification topics:
•	FASB ASC 815-10, Derivatives and Hedging (FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133);
•	FASB ASC 810-10, Consolidation (FAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51);
•	FASB ASC 805-10, Business Combinations (FAS 141R (revised 2007), Business Combinations);
•	FASB ASC 820-10, Fair Value Measurements and Disclosures (FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly);
•	FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments); and
•	FASB ASC 260-10, Earnings Per Share (FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).
In second quarter 2009, we adopted new guidance related to the following Codification topics:
•	FASB ASC 825-10, Financial Instruments (FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments); and
•	FASB ASC 855-10, Subsequent Events (FAS 165, Subsequent Events).
In third quarter 2009, we adopted new guidance related to the following Codification topic:
•	FASB ASC 105-10, Generally Accepted Accounting Principles (FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162).
Information about these pronouncements is described in more detail below.
FASB ASC 815-10 (FAS 161) changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. We adopted this pronouncement for first quarter 2009 reporting. See Note 11 for complete disclosures on derivatives and hedging activities. This standard does not affect our consolidated financial statements since it amends only the disclosure requirements for derivative instruments and hedged items.
FASB ASC 810-10 (FAS 160) requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to our adoption of this standard, noncontrolling interests were classified outside of equity. This new guidance also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. When a subsidiary is deconsolidated, a parent is required to recognize a gain or loss with any remaining interest initially recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. This new guidance was effective on January 1, 2009, with prospective application to all noncontrolling interests including those that arose prior to the adoption. Retrospective adoption was required for disclosure of noncontrolling interests held as of the adoption date.
We hold a controlling interest in a joint venture with Prudential Financial, Inc. (Prudential). For more information on the Prudential joint venture, see the “Capital Management” section in this Report. On January 1, 2009, we reclassified Prudential’s noncontrolling interest to equity. Under the terms of the original agreement under which the joint venture was established between Wachovia and Prudential, each party has certain rights such that changes in our ownership interest can occur. On December 4, 2008, Prudential publicly announced its intention to exercise its option to put its noncontrolling interest to us at the end of the lookback period, as defined (January 1, 2010). As a result of the issuance of new accounting guidance for noncontrolling interests, related interpretive guidance, and Prudential’s stated intention, on January 1, 2009, we increased the carrying value of Prudential’s noncontrolling interest in the joint venture to the estimated maximum redemption amount, with the offset recorded to additional paid-in capital.
FASB ASC 805-10 (FAS 141R) requires an acquirer in a business combination to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur, to be expensed separately from the business combination. FASB ASC 805-10 was applicable prospectively to business combinations completed on or after January 1, 2009.
FASB ASC 820-10 (FSP FAS 157-4) addresses measuring fair value in situations where markets are inactive and transactions are not orderly. The guidance acknowledges that in these circumstances quoted prices may not be determinative of fair value; however, even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement has not changed. Prior to issuance of this pronouncement, many companies, including Wells Fargo, interpreted accounting guidance on fair value measurements to emphasize that fair value must be measured based on the most recently available quoted market prices, even for markets that have experienced a significant decline in the volume and level of activity relative to normal conditions and therefore could have increased frequency of transactions that are not orderly. Under the provisions of this pronouncement, price quotes for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly.

For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. The Fair Value Measurements and Disclosures topic in the Codification does not prescribe a specific method for adjusting transaction or quoted prices; however, it does provide guidance for determining how much weight to give transaction or quoted prices. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value, with the weight given based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly.
The new measurement provisions of FASB ASC 820-10 were effective for second quarter 2009; however, as permitted under the pronouncement, we early adopted in first quarter 2009. Adoption of this pronouncement resulted in an increase in the valuation of securities available for sale in first quarter 2009 of $4.5 billion ($2.8 billion after tax), which was included in other comprehensive income (OCI), and trading assets of $18 million, which was reflected in earnings. See the “Critical Accounting Policies” section in this Report for more information.
FASB ASC 320-10 (FSP FAS 115-2 and FAS 124-2) states that an other-than-temporary impairment (OTTI) write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in OCI. The new accounting prescribed for recording OTTI on debt securities was effective for second quarter 2009; however, as permitted under the pronouncement, we early adopted on January 1, 2009, and increased the beginning balance of retained earnings by $85 million ($53 million after tax) with a corresponding adjustment to cumulative OCI for OTTI recorded in previous periods on securities in our portfolio at January 1, 2009, that would not have been required had this accounting guidance been effective for those periods.
FASB ASC 260-10 (FSP EITF 03-6-1) requires that unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents be treated as participating securities and, therefore, included in the computation of earnings per share under the two-class method described in the Earnings per Share topic of the Codification. This pronouncement was effective on January 1, 2009, with retrospective adoption required. The adoption of this standard did not have a material effect on our consolidated financial statements.
FASB ASC 825-10 (FSP FAS 107-1 and APB 28-1) states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. Entities must also disclose the methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period. We adopted this pronouncement in second quarter 2009. See Note 12 for additional information. Because the new provisions in FASB ASC 825-10 amend only the disclosure requirements related to the fair value of financial instruments, the adoption of this pronouncement does not affect our consolidated financial statements.

FASB ASC 855-10 (FAS 165) describes two types of subsequent events that previously were addressed in the auditing literature, one that requires post-period end adjustment to the financial statements being issued, and one that requires footnote disclosure only. Companies are also required to disclose the date through which management has evaluated subsequent events, which for public entities is the date that financial statements are issued. The requirements for disclosing subsequent events were effective in second quarter 2009 with prospective application. Our adoption of this standard did not have a material impact on our consolidated financial statements.
Supplemental Cash Flow Information
Noncash investing and financing activities are presented below, including information on transfers impacting mortgages held for sale (MHFS), loans held for sale (LHFS), and mortgage servicing rights (MSRs).

	Nine months ended Sept. 30		,
(in millions)	2009	2008

Transfers from trading assets to securities available for sale	$845	—
Transfers from securities available for sale to loans	258	—
Transfers from MHFS to trading assets	2,993	—
Transfers from MHFS to securities available for sale	—	544
Transfers from MHFS to MSRs	5,088	2,659
Transfers from MHFS to foreclosed assets	125	105
Transfers from (to) loans (from) to MHFS	60	(507)
Transfers from LHFS to loans	6	677
Transfers from loans to foreclosed assets	5,067	2,203

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2009, and through November 6, 2009, which is the date we issued our financial statements. During this period, there have been no material events that would require recognition in our third quarter 2009 consolidated financial statements or disclosure in the Notes to Financial Statements.

2. BUSINESS COMBINATIONS
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.
In the first nine months of 2009, we completed the acquisitions of a factoring business with total assets of $74 million and four insurance brokerage businesses with total assets of $32 million. At September 30, 2009, we had no pending business combinations.
On December 31, 2008, we acquired all outstanding shares of Wachovia common stock in a stock-for-stock transaction. Because the transaction closed on the last day of the annual reporting period, certain fair value purchase accounting adjustments were based on data as of an interim period with estimates through year end. Accordingly, we have re-validated and, where necessary, have refined our purchase accounting adjustments. We will continue to update the fair value of net assets acquired for a period of up to one year from the date of the acquisition as we further refine acquisition date fair values. The impact of all changes were recorded to goodwill and increased goodwill by $1.4 billion in the first nine months of 2009. This acquisition was nontaxable and, as a result, there is no tax basis in goodwill. Accordingly, none of the goodwill associated with the Wachovia acquisition is deductible for tax purposes.
The refined allocation of the purchase price at December 31, 2008, is presented in the following table.
Purchase Price and Goodwill

	Dec. 31,
	2008		Dec. 31,
(in millions)	(refined)	Refinements	2008

Purchase price:
Value of common shares	$14,621	—	14,621
Value of preferred shares	8,409	—	8,409
Other (value of share-based awards and direct acquisition costs)	62	—	62

Total purchase price	23,092	—	23,092
Allocation of the purchase price:
Wachovia tangible stockholders’ equity, less prior purchase accounting adjustments and other basis adjustments eliminated in purchase accounting	19,390	(4)	19,394
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases, net	(17,921)	(1,524)	(16,397)
Premises and equipment, net	(695)	(239)	(456)
Intangible assets	14,582	(158)	14,740
Other assets	(3,211)	233	(3,444)
Deposits	(4,568)	(134)	(4,434)
Accrued expenses and other liabilities (exit, termination and other liabilities)	(2,586)	(987)	(1,599)
Long-term debt	(227)	(37)	(190)
Deferred taxes	8,171	1,495	6,676

Fair value of net assets acquired	12,935	(1,355)	14,290

Goodwill resulting from the merger	$10,157	1,355	8,802

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

	Employee	Contract	Facilities
(in millions)	termination	termination	related	Total

Balance, December 31, 2008	$57	13	129	199
Purchase accounting adjustments (1)	327	20	13	360
Cash payments / utilization	(220)	—	(102)	(322)

Balance, September 30, 2009	$164	33	40	237

(1)	Certain purchase accounting adjustments have been refined during 2009 as additional information became available.
3. FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Sept. 30	,	Dec. 31	,
(in millions)	2009		2008

Federal funds sold and securities purchased under resale agreements	$9,432		8,439
Interest-earning deposits	6,879		39,890
Other short-term investments	1,180		1,104

Total	$17,491		49,433

For resale agreements, which represent collateralized financing transactions, we hold collateral in the form of securities that we have the right to sell or repledge of $1.3 billion at September 30, 2009, and $1.6 billion at December 31, 2008. These amounts include securities we have sold or repledged to others with a fair value of $483 million and $343 million, as of the same dates, respectively.

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative OCI. There were no securities classified as held to maturity as of the periods presented.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

December 31, 2008
Securities of U.S. Treasury and federal agencies	$3,187	62	—	3,249
Securities of U.S. states and political subdivisions	14,062	116	(1,520)	12,658
Mortgage-backed securities:
Federal agencies	64,726	1,711	(3)	66,434
Residential	29,536	11	(4,717)	24,830
Commercial	12,305	51	(3,878)	8,478

Total mortgage-backed securities	106,567	1,773	(8,598)	99,742

Corporate debt securities	7,382	81	(539)	6,924
Collateralized debt obligations	2,634	21	(570)	2,085
Other (1) (2)	21,363	14	(602)	20,775

Total debt securities	155,195	2,067	(11,829)	145,433

Marketable equity securities:
Perpetual preferred securities	5,040	13	(327)	4,726
Other marketable equity securities	1,256	181	(27)	1,410

Total marketable equity securities	6,296	194	(354)	6,136

Total	$161,491	2,261	(12,183)	151,569

September 30, 2009
Securities of U.S. Treasury and federal agencies	$2,446	57	(7)	2,496
Securities of U.S. states and political subdivisions	13,202	839	(411)	13,630
Mortgage-backed securities:
Federal agencies	83,888	3,615	—	87,503
Residential (2)	32,958	2,881	(1,747)	34,092
Commercial	12,433	665	(1,834)	11,264

Total mortgage-backed securities	129,279	7,161	(3,581)	132,859

Corporate debt securities	8,400	932	(130)	9,202
Collateralized debt obligations	3,194	451	(382)	3,263
Other (1)	15,551	1,122	(214)	16,459

Total debt securities	172,072	10,562	(4,725)	177,909

Marketable equity securities:
Perpetual preferred securities	3,918	315	(160)	4,073
Other marketable equity securities	1,181	665	(14)	1,832

Total marketable equity securities	5,099	980	(174)	5,905

Total	$177,171	11,542	(4,899)	183,814

(1)	Included in the “Other” category are asset-backed securities collateralized by auto leases with a cost basis and fair value of $8.6 billion and $9.0 billion, respectively, at September 30, 2009, and $8.3 billion and $7.9 billion, respectively, at December 31, 2008. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $2.5 billion and $2.7 billion, respectively, at September 30, 2009, and $3.2 billion and $3.2 billion, respectively, at December 31, 2008. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.
(2)	Foreign residential mortgage-backed securities with a fair value of $3.3 billion are included in residential mortgage-backed securities at September 30, 2009. These instruments were included in other debt securities at December 31, 2008, and had a fair value of $6.3 billion.
As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. The carrying value of pledged securities where the secured party has the right to sell or repledge totaled $1.4 billion at September 30, 2009, and $10.1 billion at December 31, 2008. Securities pledged where the secured party does not have the right to sell or repledge totaled $98.0 billion at September 30, 2009, and $71.6 billion at December 31, 2008.

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

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

December 31, 2008
Securities of U.S. Treasury and federal agencies	$—	—	—	—	—	—
Securities of U.S. states and political subdivisions	(745)	3,483	(775)	1,702	(1,520)	5,185
Mortgage-backed securities:
Federal agencies	(3)	83	—	—	(3)	83
Residential	(4,471)	9,960	(246)	238	(4,717)	10,198
Commercial	(1,726)	4,152	(2,152)	2,302	(3,878)	6,454

Total mortgage-backed securities	(6,200)	14,195	(2,398)	2,540	(8,598)	16,735

Corporate debt securities	(285)	1,056	(254)	469	(539)	1,525
Collateralized debt obligations	(113)	215	(457)	180	(570)	395
Other	(554)	8,638	(48)	38	(602)	8,676

Total debt securities	(7,897)	27,587	(3,932)	4,929	(11,829)	32,516

Marketable equity securities:
Perpetual preferred securities	(75)	265	(252)	360	(327)	625
Other marketable equity securities	(23)	72	(4)	9	(27)	81

Total marketable equity securities	(98)	337	(256)	369	(354)	706

Total	$(7,995)	27,924	(4,188)	5,298	(12,183)	33,222

September 30, 2009
Securities of U.S. Treasury and federal agencies	$(7)	266	—	—	(7)	266
Securities of U.S. states and political subdivisions	(6)	198	(405)	3,474	(411)	3,672
Mortgage-backed securities:
Federal agencies	—	—	—	—	—	—
Residential	(201)	2,647	(1,546)	10,591	(1,747)	13,238
Commercial	(33)	514	(1,801)	6,908	(1,834)	7,422

Total mortgage-backed securities	(234)	3,161	(3,347)	17,499	(3,581)	20,660

Corporate debt securities	(30)	229	(100)	645	(130)	874
Collateralized debt obligations	(37)	329	(345)	487	(382)	816
Other	(82)	691	(132)	85	(214)	776

Total debt securities	(396)	4,874	(4,329)	22,190	(4,725)	27,064

Marketable equity securities:
Perpetual preferred securities	(11)	176	(149)	542	(160)	718
Other marketable equity securities	(14)	75	—	—	(14)	75

Total marketable equity securities	(25)	251	(149)	542	(174)	793

Total	$(421)	5,125	(4,478)	22,732	(4,899)	27,857

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
Commercial Mortgage-Backed Securities
The unrealized losses associated with commercial mortgage-backed securities are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. These investments are almost exclusively investment grade. We assess for credit impairment using a cash flow model. The key assumptions include default rates and severities. We estimate losses for a security by forecasting the performance of underlying loans in each transaction. The forecasted loan performance is used to project cash flows to the various tranches in the structure. Cash flow forecasts are also considered and, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
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
Collateralized Debt Obligations
The unrealized losses associated with collateralized debt obligations relate to securities primarily backed by commercial, residential or other consumer collateral. The losses are primarily driven by higher projected collateral losses and wider credit spreads. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of these securities.

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
Marketable Equity Securities
Our marketable equity securities include investments in perpetual preferred securities, which provide very attractive tax-equivalent yields and were current as to periodic distributions in accordance with their respective terms as of September 30, 2009. We evaluated these hybrid financial instruments with investment-grade ratings for impairment using an evaluation methodology similar to that used for debt securities. Perpetual preferred securities were not other-than-temporarily impaired at September 30, 2009, if there was no evidence of credit deterioration or investment rating downgrades of any issuers to below investment grade, and we expected to continue to receive full contractual payments. We will continue to evaluate the prospects for these securities for recovery in their market value in accordance with our policy for estimating OTTI. We have recorded impairment write-downs on perpetual preferred securities where there was evidence of credit deterioration.
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

The table below shows the gross unrealized losses and fair value of debt and perpetual preferred securities in the available-for-sale portfolio by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB– or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. There were no unrated securities included in investment grade in a loss position as of September 30, 2009. The unrealized losses and fair value of unrated securities categorized as investment grade were $543 million and $8,091 million as of December 31, 2008. Substantially all of the unrealized losses on unrated securities classified as investment grade as of December 31, 2008, were related to investments in asset-backed securities collateralized by auto leases that appreciated to an unrealized gain position at September 30, 2009, due to spread tightening. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

December 31, 2008
Securities of U.S. Treasury and federal agencies	$—	—	—	—
Securities of U.S. states and political subdivisions	(1,464)	5,028	(56)	157
Mortgage-backed securities:
Federal agencies	(3)	83	—	—
Residential	(4,574)	10,045	(143)	153
Commercial	(3,863)	6,427	(15)	27

Total mortgage-backed securities	(8,440)	16,555	(158)	180

Corporate debt securities	(36)	579	(503)	946
Collateralized debt obligations	(478)	373	(92)	22
Other	(549)	8,612	(53)	64

Total debt securities	(10,967)	31,147	(862)	1,369
Perpetual preferred securities	(311)	604	(16)	21

Total	$(11,278)	31,751	(878)	1,390

September 30, 2009
Securities of U.S. Treasury and federal agencies	$(7)	266	—	—
Securities of U.S. states and political subdivisions	(314)	3,343	(97)	329
Mortgage-backed securities:
Federal agencies	—	—	—	—
Residential	(284)	5,810	(1,463)	7,428
Commercial	(1,512)	7,016	(322)	406

Total mortgage-backed securities	(1,796)	12,826	(1,785)	7,834

Corporate debt securities	(47)	165	(83)	709
Collateralized debt obligations	(92)	367	(290)	449
Other	(30)	432	(184)	344

Total debt securities	(2,286)	17,399	(2,439)	9,665
Perpetual preferred securities	(153)	690	(7)	28

Total	$(2,439)	18,089	(2,446)	9,693

Realized Gains and Losses
The following table shows the gross realized gains and losses on sales from the securities available-for-sale portfolio, including marketable equity securities. Realized losses include OTTI write-downs.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2009	2008	2009	2008

Gross realized gains	$378	549	1,088	1,003
Gross realized losses	(300)	(948)	(1,018)	(1,175)

Net realized gains (losses)	$78	(399)	70	(172)

Other-Than-Temporary Impairment
The following table shows the detail of total OTTI related to debt and equity securities available for sale, and nonmarketable equity securities.

	Sept. 30, 2009
	Quarter	Nine months
(in millions)	ended	ended

OTTI write-downs (included in earnings)
Debt securities	$273	850
Equity securities:
Marketable equity securities	4	74
Nonmarketable equity securities	119	451

Total equity securities	123	525

Total OTTI write-downs	$396	1,375

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$251	821
Securities we intend to sell	22	29
Recorded directly to other comprehensive income for non-credit-related impairment (1)	41	1,039

Total OTTI on debt securities	$314	1,889

(1)	Represents amounts recorded to OCI on debt securities (predominantly residential mortgage-backed securities) in periods OTTI write-downs have been incurred. Changes in fair value in subsequent periods on such securities, to the extent not subsequently impaired in those periods, is not reflected in this balance.
The following table provides detail of OTTI recognized in earnings for debt and equity securities available for sale by major security type.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2009	2008	2009	2008

Debt securities:
U.S. states and political subdivisions	$1	—	6	—
Residential mortgage-backed securities	134	26	526	99
Commercial mortgage-backed securities	67	23	78	23
Corporate debt securities	5	93	58	124
Collateralized debt obligations	25	120	121	124
Other debt securities	41	—	61	—

Total debt securities	273	262	850	370

Marketable equity securities:
Perpetual preferred securities	2	594	47	627
Other marketable equity securities	2	37	27	98

Total marketable equity securities	4	631	74	725

Total OTTI losses recognized in earnings	$277	893	924	1,095

Securities that were determined to be credit impaired during the current quarter as opposed to prior quarters, in general have experienced further degradation in expected cash flows primarily due to higher loss forecasts.
Other-Than-Temporarily Impaired Debt Securities
We recognize OTTI for debt securities classified as available for sale in accordance with FASB ASC 320, which requires that we assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as losses in the income statement, but is recognized in OCI. We believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in OCI.
The table below presents a roll-forward of the credit loss component recognized in earnings (referred to as “credit-impaired” debt securities). The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2009. OTTI recognized in earnings in 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended	Nine months ended
(in millions)	Sept. 30, 2009	Sept. 30, 2009

Balance, beginning of period	$1,012	471
Additions (1):
Initial credit impairments	124	537
Subsequent credit impairments	127	284
Reductions:
For securities sold	(8)	(31)
Due to change in intent to sell or requirement to sell	—	(1)
For increases in expected cash flows	—	(5)

Balance, end of period	$1,255	1,255

(1)	Excludes $22 million and $29 million for the quarter and nine months ended September 30, 2009, respectively, of OTTI on debt securities we intend to sell.

For asset-backed securities (e.g., residential mortgage-backed securities), we estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The table below presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for residential mortgage-backed securities.

	Non-agency residential MBS – non-investment grade (1)
	Quarter ended	Nine months ended
	September 30, 2009	September 30, 2009

Expected remaining life of loan losses (2):
Range (3)	0 - 57%	0 - 58
Credit impairment distribution (4):
0 - 10% range	50	54
10 - 20% range	9	28
20 - 30% range	23	13
Greater than 30%	18	5
Weighted average (5)	12	12
Current subordination levels (6):
Range (3)	0 - 44	0 - 44
Weighted average (5)	9	8
Prepayment speed (annual CPR (7)):
Range (3)	5 - 18	5 - 25
Weighted average (5)	11	11

(1)	Total credit impairment losses in third quarter 2009 were $134 million, of which 96% were recorded on non-investment grade securities. Total credit impairment losses in the first nine months of 2009 were $537 million, of which 96% were recorded on non-investment grade securities.
(2)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.
(3)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(4)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example, 50% of credit impairment losses recognized in earnings in third quarter 2009 had expected remaining life of loan loss assumptions of 0 to 10%.
(5)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(6)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(7)	Constant prepayment rate.

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

			Remaining contractual principal maturity
		Weighted-			After one year		After five years
	Total	average	Within one year		through five years		through ten years		After ten years
(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

December 31, 2008
Securities of U.S. Treasury and federal agencies	$3,249	1.63%	$1,720	0.02%	$1,120	3.36%	$395	3.54%	$14	5.05%
Securities of U.S. states and political subdivisions	12,658	6.80	189	5.77	672	6.84	1,040	6.74	10,757	6.82
Mortgage-backed securities:
Federal agencies	66,434	5.87	42	4.24	129	5.03	322	5.73	65,941	5.88
Residential	24,830	5.57	—	—	—	—	47	4.95	24,783	5.57
Commercial	8,478	5.32	—	—	5	1.57	135	6.13	8,338	5.31

Total mortgage-backed securities	99,742	5.75	42	4.24	134	4.91	504	5.76	99,062	5.75

Corporate debt securities	6,924	5.15	492	5.00	3,683	4.31	2,231	6.71	518	4.49
Collateralized debt obligations	2,085	4.17	—	—	90	5.68	1,081	4.81	914	3.26
Other	20,775	4.76	53	4.71	7,880	6.75	1,691	3.71	11,151	3.52

Total debt securities at fair value (1) (2)	$145,433	5.56%	$2,496	1.61%	$13,579	5.79%	$6,942	5.44%	$122,416	5.62%

September 30, 2009
Securities of U.S. Treasury and federal agencies	$2,496	2.74%	$552	0.61%	$748	2.27%	$1,190	4.01%	$6	4.03%
Securities of U.S. states and political subdivisions	13,630	6.57	84	7.48	667	6.94	1,102	6.58	11,777	6.54
Mortgage-backed securities:
Federal agencies	87,503	5.52	16	4.52	68	5.88	494	5.65	86,925	5.52
Residential	34,092	5.36	48	4.74	122	0.58	170	5.00	33,752	5.38
Commercial	11,264	5.34	83	0.69	85	4.94	200	5.51	10,896	5.38

Total mortgage-backed securities	132,859	5.47	147	2.43	275	3.24	864	5.49	131,573	5.47

Corporate debt securities	9,202	5.63	531	4.41	4,014	5.55	3,810	6.13	847	4.52
Collateralized debt obligations	3,263	2.11	10	6.73	161	5.01	1,454	2.81	1,638	1.17
Other	16,459	4.18	755	5.84	7,554	6.17	1,247	3.31	6,903	1.98

Total debt securities at fair value (1)	$177,909	5.34%	$2,079	3.91%	$13,419	5.73%	$9,667	5.00%	$152,744	5.35%

(1)	The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security.
(2)	Information for December 31, 2008, has been revised to conform the determination of remaining contractual principal maturities and weighted-average yields to the current period methodology.
5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The major categories of loans outstanding showing those subject to accounting guidance for PCI loans are presented in the following table. Certain loans acquired in the Wachovia acquisition are subject to the measurement provisions contained in the Receivables topic of the Codification for PCI loans. These include loans with credit deterioration since origination and for which it is probable that we will not collect all contractual principal and interest. PCI loans are initially recorded at fair value, and no allowance is carried over or initially recorded. Outstanding balances of all other loans are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $14,350 million at September 30, 2009, and $16,891 million, at December 31, 2008.

	Sept. 30, 2009			Dec. 31, 2008
		All			All
	PCI	other		PCI	other
(in millions)	loans	loans	Total	loans	loans	Total

Commercial and commercial real estate:
Commercial	$2,407	167,203	169,610	4,580	197,889	202,469
Real estate mortgage	5,950	97,492	103,442	7,762	95,346	103,108
Real estate construction	4,250	27,469	31,719	4,503	30,173	34,676
Lease financing	—	14,115	14,115	—	15,829	15,829

Total commercial and commercial real estate	12,607	306,279	318,886	16,845	339,237	356,082

Consumer:
Real estate 1-4 family first mortgage	39,538	193,084	232,622	39,214	208,680	247,894
Real estate 1-4 family junior lien mortgage	425	104,113	104,538	728	109,436	110,164
Credit card	—	23,597	23,597	—	23,555	23,555
Other revolving credit and installment	—	90,027	90,027	151	93,102	93,253

Total consumer	39,963	410,821	450,784	40,093	434,773	474,866

Foreign	1,768	28,514	30,282	1,859	32,023	33,882

Total loans	$54,338	745,614	799,952	58,797	806,033	864,830

We pledge loans to secure borrowings from the FHLB and the Federal Reserve Bank as part of our liquidity management strategy. Loans pledged where the secured party does not have the right to sell or repledge totaled $322.2 billion at September 30, 2009, and $337.5 billion at December 31, 2008. We did not have any pledged loans where the secured party has the right to sell or repledge at September 30, 2009, or at December 31, 2008.
We consider a loan to be impaired under the loan impairment provisions contained in FASB ASC 310-10 when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. We assess and account for as impaired certain nonaccrual commercial, commercial real estate and foreign loans that are over $5 million and certain consumer, commercial, commercial real estate and foreign loans whose terms have been modified in a troubled debt restructuring (TDR). The recorded investment in impaired loans and the methodology used to measure impairment was:

	Sept. 30,	Dec. 31,
(in millions)	2009	2008

Impairment measurement based on:
Collateral value method	$356	88
Discounted cash flow method (1)	14,129	3,552

Total (2)	$14,485	3,640

(1)	The September 30, 2009, balance includes $444 million of Government National Mortgage Association (GNMA) loans that are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs. Although both principal and interest are insured, the insured interest rate may be different than the original contractual interest rate prior to modification, resulting in interest impairment under a discounted cash flow methodology.
(2)	Includes $13,973 million and $3,468 million of impaired loans with a related allowance of $2,754 million and $816 million at September 30, 2009, and December 31, 2008, respectively. The remaining impaired loans do not have a related allowance.
The average recorded investment in impaired loans was $12,234 million in third quarter 2009 and $2,944 million in fourth quarter 2008. In the first nine months of 2009, the average recorded investment was $8,790 million.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2009	2008	2009	2008

Balance, beginning of period	$23,530	7,517	21,711	5,518
Provision for credit losses	6,111	2,495	15,755	7,535
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(986)	(305)	(2,337)	(897)
Real estate mortgage	(215)	(9)	(398)	(19)
Real estate construction	(254)	(36)	(595)	(93)
Lease financing	(88)	(19)	(173)	(44)

Total commercial and commercial real estate	(1,543)	(369)	(3,503)	(1,053)

Consumer:
Real estate 1-4 family first mortgage	(1,015)	(146)	(2,229)	(330)
Real estate 1-4 family junior lien mortgage	(1,340)	(669)	(3,428)	(1,476)
Credit card	(691)	(396)	(2,025)	(1,078)
Other revolving credit and installment	(860)	(586)	(2,562)	(1,617)

Total consumer	(3,906)	(1,797)	(10,244)	(4,501)

Foreign	(71)	(59)	(181)	(185)

Total loan charge-offs	(5,520)	(2,225)	(13,928)	(5,739)

Loan recoveries:
Commercial and commercial real estate:
Commercial	62	27	153	90
Real estate mortgage	6	1	22	4
Real estate construction	5	—	11	2
Lease financing	6	3	13	9

Total commercial and commercial real estate	79	31	199	105

Consumer:
Real estate 1-4 family first mortgage	49	7	114	20
Real estate 1-4 family junior lien mortgage	49	28	119	63
Credit card	43	35	131	113
Other revolving credit and installment	178	117	580	363

Total consumer	319	187	944	559

Foreign	11	12	30	40

Total loan recoveries	409	230	1,173	704

Net loan charge-offs (1)	(5,111)	(1,995)	(12,755)	(5,035)

Allowances related to business combinations/other	(2)	10	(183)	9

Balance, end of period	$24,528	8,027	24,528	8,027

Components:
Allowance for loan losses	$24,028	7,865	24,028	7,865
Reserve for unfunded credit commitments	500	162	500	162

Allowance for credit losses	$24,528	8,027	24,528	8,027

Net loan charge-offs (annualized) as a percentage of average total loans (1)	2.50%	1.96	2.05	1.71
Allowance for loan losses as a percentage of total loans (2)	3.00	1.91	3.00	1.91
Allowance for credit losses as a percentage of total loans (2)	3.07	1.95	3.07	1.95

(1)	For PCI loans charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

(2)	The allowance for loan losses and the allowance for credit losses include $233 million at September 30, 2009, and none for prior periods related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

Purchased Credit-Impaired Loans
PCI loans had an unpaid principal balance of $87.8 billion at September 30, 2009, and $98.4 billion at December 31, 2008 (refined), and a carrying value, excluding allowance for loan losses, of $54.3 billion and $59.4 billion, respectively. The following table provides details on the PCI loans acquired from Wachovia.

Dec. 31, 2008
(in millions)	(refined)

Contractually required payments including interest	$115,161
Nonaccretable difference (1)	(45,231)

Cash flows expected to be collected (2)	69,930
Accretable yield	(10,492)

Fair value of loans acquired	$59,438

(1)	Includes $40.9 billion in principal cash flows not expected to be collected, $2.0 billion of pre-acquisition charge-offs and $2.3 billion of future interest not expected to be collected.
(2)	Represents undiscounted expected principal and interest cash flows.
For PCI loans, the impact of loan modifications is included in the expected cash flows of the quarterly evaluation for subsequent decreases or increases of cash flows. For variable rate loans included in PCI loans, expected future cash flows will be recalculated as the rates adjust over the lives of the loans. At acquisition, the expected future cash flows were based on the variable rates that were in effect at that time. The change in the accretable yield related to PCI loans is presented in the following table.

	Quarter ended	Nine months ended
(in millions)	Sept. 30, 2009	Sept. 30, 2009

Balance, beginning of period (refined)	$(9,452)	(10,492)
Accretion	892	1,952
Increase in expected cash flows (1)	(5,663)	(5,683)

Balance, end of period	$(14,223)	(14,223)

(1)	Represents increases in interest cash flows due to the impact of modifications incorporated into the quarterly assessment of expected future cash flows and/or changes in interest rates on variable rate loans and amounts reclassified from nonaccretable difference.
Deterioration in expected cash flows for PCI loans subsequent to the acquisition on December 31, 2008, results in the establishment of an allowance, provided for through a charge to income. Charge-offs and improvements in expected losses will reduce the allowance. Changes in the allowance for loan losses for PCI loans are presented in the following table.

	Commercial,
	CRE and	Other
(in millions)	foreign	consumer	Pick-a-Pay	Total

Balance at December 31, 2008	$—	—	—	—
Provision for losses due to credit deterioration	580	—	—	580
Charge-offs	(347)	—	—	(347)

Balance at September 30, 2009	$233	—	—	233

In third quarter 2009, we recorded $409 million of provision for credit losses for deterioration in Wachovia’s PCI loan portfolio that occurred subsequent to the December 31, 2008, acquisition. This included net charge-offs of $225 million in third quarter 2009 and an addition of $184 million to the allowance for loan losses for PCI loans at September 30, 2009. This allowance is included in the allowance for loan losses.
6. OTHER ASSETS
The components of other assets were:

	Sept. 30,	Dec. 31,
(in millions)	2009	2008

Nonmarketable equity investments:
Cost method:
Private equity investments	$2,771	3,040
Federal bank stock	6,163	6,106

Total cost method	8,934	9,146
Equity method	5,978	6,358
Principal investments (1)	1,264	1,278

Total nonmarketable equity investments (2)	16,176	16,782
Corporate/bank-owned life insurance	19,387	18,339
Operating lease assets	2,556	2,251
Accounts receivable	18,610	22,493
Interest receivable	4,705	5,746
Core deposit intangibles	10,961	11,999
Customer relationship and other intangibles	2,519	3,516
Net deferred tax assets	4,091	13,864
Foreclosed assets:
GNMA loans (3)	840	667
Other	1,687	1,526
Due from customers on acceptances	931	615
Other	16,364	12,003

Total other assets	$98,827	109,801

(1)	Principal investments are recorded at fair value with realized and unrealized gains (losses) included in net gains (losses) from equity investments in the income statement.
(2)	Certain amounts in the above table have been reclassified to conform to the current presentation.
(3)	Consistent with regulatory reporting requirements, foreclosed assets include foreclosed real estate securing GNMA loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Income related to nonmarketable equity investments was:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2009	2008	2009	2008

Net gains (losses) from private equity investments (1)	$(95)	(24)	(386)	340
Net gains (losses) from principal investments	6	—	(9)	—
Net gains (losses) from all other nonmarketable equity investments	(37)	26	(180)	36

Net gains (losses) from nonmarketable equity investments	$(126)	2	(575)	376

(1)	Net gains in 2008 include $334 million gain from our ownership in Visa, which completed its initial public offering in March 2008.

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

The classifications of assets and liabilities on our balance sheet associated with our transactions with QSPEs and VIEs follow:

				Transfers that
		VIEs that we	VIEs	we account
		do not	that we	for as secured
(in millions)	QSPEs	consolidate(1)	consolidate	borrowings	Total

December 31, 2008
Cash	$—	—	117	287	404
Trading account assets	1,261	5,241	71	141	6,714
Securities (2)	18,078	15,168	922	6,094	40,262
Mortgages held for sale	56	—	—	—	56
Loans (3)	—	16,882	217	4,126	21,225
Mortgage servicing rights (4)	15,146	—	—	—	15,146
Other assets	345	5,022	2,416	55	7,838

Total assets	34,886	42,313	3,743	10,703	91,645

Short-term borrowings	—	—	307	1,440	1,747
Accrued expenses and other liabilities	528	1,976	330	26	2,860
Long-term debt	—	—	1,773	7,125	8,898
Noncontrolling interests	—	—	121	—	121

Total liabilities and noncontrolling interests	528	1,976	2,531	8,591	13,626

Net assets	$34,358	40,337	1,212	2,112	78,019

September 30, 2009
Cash	$—	—	179	321	500
Trading account assets	903	5,215	77	89	6,284
Securities (2)	18,673	14,571	1,316	6,932	41,492
Mortgages held for sale	—	—	—	—	—
Loans (3)	—	16,455	582	2,785	19,822
Mortgage servicing rights	14,906	7	—	—	14,913
Other assets	235	5,658	2,578	63	8,534

Total assets	34,717	41,906	4,732	10,190	91,545

Short-term borrowings	—	—	399	2,128	2,527
Accrued expenses and other liabilities	1,014	2,997	670	4,440	9,121
Long-term debt	—	—	1,407	2,644	4,051
Noncontrolling interests	—	—	76	—	76

Total liabilities and noncontrolling interests	1,014	2,997	2,552	9,212	15,775

Net assets	$33,703	38,909	2,180	978	75,770

(1)	Reverse repurchase agreements of $537 million are included in other assets at September 30, 2009. These instruments were included in loans at December 31, 2008, in the amount of $349 million.
(2)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(3)	Excludes related allowance for loan losses.

(4)	For December 31, 2008, the balance related to QSPEs involving mortgage servicing rights has been revised to reflect current information.
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
A summary of our involvements with QSPEs follows:

					Other
	Total	Debt and			commitments
	QSPE	equity	Servicing		and	Net
(in millions)	assets (1)	interests (2)	assets	Derivatives	guarantees	assets

December 31, 2008		Carrying value — asset (liability)

Residential mortgage loan securitizations (3):
Conforming (4) and GNMA	$1,008,824	10,207	11,715	—	(426)	21,496
Other/nonconforming	313,447	7,262	2,276	30	(85)	9,483
Commercial mortgage securitizations	355,267	1,452	1,098	524	(14)	3,060
Auto loan securitizations	4,133	72	—	43	—	115
Student loan securitizations	2,765	76	57	—	—	133
Other	11,877	74	—	(3)	—	71

Total	$1,696,313	19,143	15,146	594	(525)	34,358

		Maximum exposure to loss
Residential mortgage loan securitizations (3):
Conforming (4) and GNMA		$10,207	11,715	—	647	22,569
Other/nonconforming		7,262	2,276	300	71	9,909
Commercial mortgage securitizations		1,452	1,098	524	3,302	6,376
Auto loan securitizations		72	—	43	—	115
Student loan securitizations		76	57	—	—	133
Other		74	—	1,465	37	1,576

Total		$19,143	15,146	2,332	4,057	40,678

September 30, 2009		Carrying value – asset (liability)
Residential mortgage loan securitizations:
Conforming (4) and GNMA	$1,116,937	9,685	12,298	—	(738)	21,245
Other/nonconforming	280,304	7,627	1,691	17	(44)	9,291
Commercial mortgage securitizations	384,716	1,691	865	299	(20)	2,835
Auto loan securitizations	2,723	131	—	26	—	157
Student loan securitizations	2,675	115	52	—	—	167
Other	8,854	8	—	—	—	8

Total	$1,796,209	19,257	14,906	342	(802)	33,703

		Maximum exposure to loss
Residential mortgage loan securitizations:
Conforming (4) and GNMA		$9,685	12,298	—	1,511	23,494
Other/nonconforming		7,627	1,691	231	44	9,593
Commercial mortgage securitizations		1,691	865	555	3,230	6,341
Auto loan securitizations		131	—	26	—	157
Student loan securitizations		115	52	—	—	167
Other		8	—	—	36	44

Total		$19,257	14,906	812	4,821	39,796

(1)	Represents the remaining principal balance of assets held by QSPEs using the most current information available.
(2)	Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(3)	For December 31, 2008, certain balances related to QSPEs involving residential mortgage loan securitizations have been revised to reflect current information.
(4)	Conforming residential mortgage loan securitizations are those that are guaranteed by government-sponsored entities (GSEs).

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
We recognized net losses of $1 million from sales of financial assets in securitizations in the first nine months of 2009, with net gains of $4 million in third quarter 2009. Additionally, we had the following cash flows with our securitization trusts.

	Quarter ended Sept. 30, 2009		Nine months ended Sept. 30, 2009
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets

Sales proceeds from securitizations (1)	$103,033	—	304,378	—
Servicing fees	1,079	10	3,163	33
Other interests held	565	74	1,728	190
Purchases of delinquent assets	13	—	37	—
Net servicing advances	70	—	199	—

(1)	Represents cash flow data for all loans securitized in the periods presented.
For securitizations completed in third quarter 2009, we used the following assumptions to determine the fair value of mortgage servicing rights at the date of securitization: a prepayment speed (annual constant prepayment rate) of 11.5%, life of 6.3 years and a discount rate of 8.3%.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2009, for residential and commercial mortgage servicing rights, and other interests held related primarily to residential mortgage loan securitizations are presented in the following table.

		Other interests held (1)
	Mortgage	Interest-
	servicing	only	Subordinated	Senior
(in millions)	rights	strips	bonds (2)	bonds (3)

Fair value of interests held	$15,777	514	598	6,348
Expected weighted-average life (in years)	5.4	5.0	4.4	6.5
Prepayment speed assumption (annual CPR)	14.5%	13.7	9.8	8.8
Decrease in fair value from:
10% adverse change	$715	16	2	34
25% adverse change	1,676	37	6	90

Discount rate assumption	8.8%	20.5	14.0	8.5
Decrease in fair value from:
100 basis point increase	$688	14	18	246
200 basis point increase	1,320	26	35	468

Credit loss assumption			6.2%	4.8
Decrease in fair value from:
10% higher losses			22	8
25% higher losses			40	20

(1)	Excludes securities retained in securitizations issued through GSEs such as FNMA, FHLMC and GNMA because we do not believe the value of these securities would be materially affected by the adverse changes in assumptions noted in the table. These GSE securities and other interests held presented in this table are included in debt and equity interests in our disclosure of our involvements with QSPEs shown on page 90.
(2)	Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance.
(3)	Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance.
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

The table below presents information about the principal balances of owned and securitized loans.

					Net charge-offs
	Total loans (1)		Delinquent loans (2) (3)		(recoveries) (3)
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Nine months ended
(in millions)	2009	2008	2009	2008	Sept. 30, 2009

Commercial and commercial real estate:
Commercial	$170,598	204,113	5,078	1,471	2,184
Real estate mortgage	326,190	310,480	9,703	1,058	559
Real estate construction	31,719	34,676	3,641	1,221	584
Lease financing	14,115	15,829	157	92	160

Total commercial and commercial real estate	542,622	565,098	18,579	3,842	3,487

Consumer:
Real estate 1-4 family first mortgage	1,273,320	1,165,456	16,529	6,849	3,050
Real estate 1-4 family junior lien mortgage	108,002	115,308	2,541	1,421	3,325
Credit card	23,597	23,555	683	687	1,894
Other revolving credit and installment	100,449	104,886	1,574	1,427	2,070

Total consumer	1,505,368	1,409,205	21,327	10,384	10,339

Foreign	30,282	33,882	220	91	151

Total loans owned and securitized	2,078,272	2,008,185	40,126	14,317	13,977

Less:
Securitized loans	1,236,936	1,117,039
Mortgages held for sale	35,538	20,088
Loans held for sale	5,846	6,228

Total loans held	$799,952	864,830

(1)	Represents loans in the balance sheet or that have been securitized and includes residential mortgages sold to FNMA, FHLMC and GNMA and securitizations where servicing is our only form of continuing involvement.

(2)	Delinquent loans are 90 days or more past due and still accruing interest as well as nonaccrual loans.

(3)	Delinquent loans and net charge-offs exclude loans sold to FNMA, FHLMC and GNMA. We continue to service the loans and would only experience a loss if required to repurchase a delinquent loan due to a breach in original representations and warranties associated with our underwriting standards.
Transactions with VIEs
Our transactions with VIEs include securitization, investment and financing activities involving collateralized debt obligations (CDOs) backed by asset-backed and commercial real estate securities, collateralized loan obligations (CLOs) backed by corporate loans or bonds, and other types of structured financing. We have various forms of involvement with VIEs, including holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. These involvements with unconsolidated VIEs are recorded on our balance sheet primarily in trading assets, securities available for sale, loans, mortgage servicing rights, other assets and other liabilities, as appropriate.

The following table summarizes our involvement with unconsolidated VIEs.

		Loans,
		debt		Other
	Total	securities		commitments
	VIE	and equity		and	Net
(in millions)	assets (1)	interests	Derivatives	guarantees	assets

December 31, 2008		Carrying value — asset (liability)

Collateralized debt obligations (2)	$54,294	14,080	1,053	—	15,133
Wachovia administered ABCP conduit	10,767	—	—	—	—
Asset-based finance structures	11,614	9,232	(136)	—	9,096
Tax credit structures	22,882	4,366	—	(516)	3,850
Collateralized loan obligations	23,339	3,217	109	—	3,326
Investment funds	105,808	3,543	—	—	3,543
Credit-linked note structures	12,993	50	1,472	—	1,522
Money market funds	31,843	50	10	—	60
Other (3)	1,832	3,983	(36)	(141)	3,806

Total	$275,372	38,521	2,472	(657)	40,336

		Maximum exposure to loss

Collateralized debt obligations		$14,080	4,849	1,514	20,443
Wachovia administered ABCP conduit		—	15,824	—	15,824
Asset-based finance structures		9,346	136	—	9,482
Tax credit structures		4,366	—	560	4,926
Collateralized loan obligations		3,217	109	555	3,881
Investment funds		3,550	—	140	3,690
Credit-linked note structures		50	2,253	—	2,303
Money market funds		50	51	—	101
Other (3)		3,991	130	578	4,699

Total		$38,650	23,352	3,347	65,349

September 30, 2009		Carrying value — asset (liability)

Collateralized debt obligations	$58,280	13,890	1,393	(1,083)	14,200
Wachovia administered ABCP conduit	6,536	—	—	—	-
Asset-based finance structures	18,366	10,512	(68)	—	10,444
Tax credit structures	27,636	4,497	—	(660)	3,837
Collateralized loan obligations	22,531	3,586	82	—	3,668
Investment funds	87,132	2,089	—	—	2,089
Credit-linked note structures	1,846	38	1,078	—	1,116
Money market funds (4)	7,469	—	(9)	—	(9)
Other (3)	8,056	3,609	—	(45)	3,564

Total	$237,852	38,221	2,476	(1,788)	38,909

		Maximum exposure to loss

Collateralized debt obligations		$13,890	3,620	33	17,543
Wachovia administered ABCP conduit		—	6,667	—	6,667
Asset-based finance structures		10,512	68	446	11,026
Tax credit structures		4,497	—	9	4,506
Collateralized loan obligations		3,586	82	486	4,154
Investment funds		2,089	500	108	2,697
Credit-linked note structures		38	1,846	—	1,884
Money market funds (4)		—	39	2	41
Other (3)		3,609	2	210	3,821

Total		$38,221	12,824	1,294	52,339

(1)	Represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the remaining notional amount of the derivative is included in the asset balance.

(2)	For December 31, 2008, the total VIE assets for VIEs involving CDOs have been revised to reflect current information.

(3)	Contains investments in auction rate securities issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

(4)	Excludes previously supported money market funds, to which the Company no longer provides non-contractual financial support.

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
Multi-seller commercial paper conduit
We administer a multi-seller asset-backed commercial paper (ABCP) conduit that arranges financing for certain client transactions. We acquired the relationship with this conduit in the Wachovia merger. This conduit is a bankruptcy remote entity that makes loans to, or purchases certificated interests from SPEs established by our clients (sellers) and which are secured by pools of financial assets. The conduit funds itself through the issuance of highly rated commercial paper to third party investors. The primary source of repayment of the commercial paper is the cash flows from the conduit’s assets or the re-issuance of commercial paper upon maturity. The conduit’s assets are structured with deal-specific credit enhancements generally in the form of overcollateralization provided by the seller, but also may include subordinated interests, cash reserve accounts, third party credit support facilities and excess spread capture. The weighted average life of the conduit’s assets was 2.4 years at September 30, 2009, and 3.0 years at December 31, 2008.
The composition of the conduit’s assets follows:

	Sept. 30, 2009		Dec. 31, 2008
	Funded	Total	Funded	Total
	asset	committed	asset	committed
	composition	exposure	composition	exposure

Auto loans	22.3%	21.9	34.1	26.7
Commercial and middle market loans	50.2	46.0	27.6	32.6
Equipment loans	17.5	15.4	14.4	11.4
Trade receivables	4.3	10.8	8.8	10.9
Credit cards	0.4	2.2	7.0	7.9
Leases	2.7	1.9	6.1	7.0
Other	2.6	1.8	2.0	3.5

Total	100.0%	100.0	100.0	100.0

The table below summarizes the weighted-average credit rating equivalents of the conduit’s assets. These ratings are based on internal rating criteria.

	Sept. 30, 2009		Dec. 31, 2008
	Funded	Total	Funded	Total
	asset	committed	asset	committed
	composition	exposure	composition	exposure

AAA	0.4%	2.2	9.4	10.4
AA	8.5	7.3	8.3	11.7
A	47.3	55.4	52.2	51.5
BBB/BB/B	43.8	35.1	30.1	26.4

Total	100.0%	100.0	100.0	100.0

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
The weighted-average life of the commercial paper was 27.8 days at September 30, 2009, and the average yield on the commercial paper was 0.54%. The ability of the conduit to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. At September 30, 2009, we did not hold any of the commercial paper issued by the conduit.
The conduit has issued a subordinated note to a third party investor. The subordinated note is designed to absorb the expected variability associated with the credit risk in the conduit’s assets as well as assets that may be funded by us as a result of a purchase under the provisions of the liquidity purchase agreements. Actual credit losses incurred on the conduit’s assets or assets purchased under the liquidity facilities are absorbed first by the subordinated note prior to any allocation to us as the liquidity provider. At September 30, 2009, the balance of the subordinated note was $60 million and it matures in 2017.
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
Investment funds
At September 30, 2009, we had investments of $1.0 billion and lending arrangements of $537 million with certain funds managed by one of our majority owned subsidiaries compared with investments of $2.1 billion and lending arrangements of $349 million at December 31, 2008. In addition, we also provide a default protection agreement to a third party lender to one of these funds. Our involvements in these funds are either senior or of equal priority to third party investors. We do not consolidate the investment funds because we do not absorb the majority of the expected future variability associated with the funds’ assets, including variability associated with credit, interest rate and liquidity risks.
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

Money market funds
We entered into a capital support agreement in first quarter 2008 for up to $130 million related to an investment in a structured investment vehicle (SIV) held by our AAA-rated non-government money market funds. We entered into this agreement in order to maintain a AAA credit rating and a net asset value of $1.00 for the funds. In third quarter 2008, we fulfilled our obligation under this agreement by purchasing the SIV investment from the funds. At September 30, 2009, we had remaining outstanding support agreements of $41 million to certain other funds to support the value of certain investments held by those funds. We recorded a loss of $50 million in the first nine months of 2009 and a liability of $9 million at September 30, 2009, in connection with support agreements. We do not consolidate these funds because we do not absorb the majority of the expected future variability associated with the fund’s assets. We are generally not responsible for investment losses incurred by our funds, and we do not have a contractual or implicit obligation to indemnify such losses or provide additional support to the funds. While we elected to enter into the capital support agreements for the funds, we are not obligated and may elect not to provide additional support to these funds or other funds in the future. In addition, in third quarter 2009, we purchased additional SIV investments from the AAA-rated non-government money market funds at an amortized cost of $38 million which, upon recording at fair value, resulted in a loss of $21 million. At September 30, 2009, the SIV investments were recorded as debt securities in our securities available-for-sale portfolio.
Credit-linked note structures
We enter into credit-linked note structures for two separate purposes. First and primarily, we structure transactions for clients designed to provide investors with specified returns based on the returns of an underlying security, loan or index. Second, in certain situations, we also use credit-linked note structures to reduce risk-weighted assets for determining regulatory capital ratios by structuring similar transactions that are indexed to the returns of a pool of underlying loans that we own. These transactions reduce our risk-weighted assets because they transfer a portion of the credit risk in the indexed pool of loans to the holders of the credit-linked notes. Both of these types of transactions result in the issuance of credit-linked notes and typically involve a bankruptcy remote SPE that synthetically obtains exposure to the underlying loans through a derivative instrument such as a written credit default swap or total return swap. The SPE issues notes to investors based on the referenced underlying securities or loans. Proceeds received from the issuance of these notes are usually invested in investment grade financial assets. We are typically the derivative counterparty to these transactions and administrator responsible for investing the note proceeds. We do not consolidate these SPEs because we typically do not hold any of the notes that they issue.
Other transactions with VIEs
In August 2008, Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third party investors by two of its subsidiaries. ARS are debt instruments with long-term maturities, but which reprice more frequently. Certain of these securities were issued by VIEs. At September 30, 2009, we held in our securities available-for-sale portfolio $3.1 billion of ARS issued by VIEs that we redeemed pursuant to this agreement, compared with $3.7 billion at December 31, 2008. At December 31, 2008, we had a liability on our balance sheet of $91 million for additional losses on anticipated future redemptions of ARS issued by VIEs. We did not have a liability related to this event at September 30, 2009. Were we to redeem all remaining ARS issued by VIEs that are subject to the agreement, our estimated maximum exposure to loss would have been $620 million at December 31, 2008; however, certain of these securities may be repaid in full by the issuer prior to redemption. We do not consolidate the VIEs that issued the ARS because we do not expect to absorb the majority of the expected future variability associated with the VIEs’ assets.

Trust preferred securities
In addition to the involvements disclosed in the following table, we had $18.9 billion of debt financing through the issuance of trust preferred securities at September 30, 2009. In these transactions, VIEs that we wholly own issue preferred equity or debt securities to third party investors. All of the proceeds of the issuance are invested in debt securities that we issue to the VIEs. In certain instances, we may provide liquidity to third party investors that purchase long-term securities that reprice frequently issued by VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the VIEs’ sole assets are receivables from us. This is the case even though we own all of the VIEs’ voting equity shares, have fully guaranteed the VIEs’ obligations and may have the right to redeem the third party securities under certain circumstances. We report the debt securities that we issue to the VIEs as long-term debt in our consolidated balance sheet.
A summary of our transactions with VIEs accounted for as secured borrowings and involvements with consolidated VIEs follows:

		Carrying value (1)
	Total		Third
	VIE	Consolidated	party	Noncontrolling
(in millions)	assets	assets	liabilities	interests

December 31, 2008

Secured borrowings:
Municipal tender option bond securitizations	$6,358	6,280	4,765	—
Auto loan securitizations	2,134	2,134	1,869	—
Commercial real estate loans	1,294	1,294	1,258	—
Residential mortgage securitizations	1,124	995	699	—

Total secured borrowings	10,910	10,703	8,591	—
Consolidated VIEs:
Structured asset finance	3,491	1,666	1,481	13
Investment funds	1,119	1,070	155	97
Other	1,007	1,007	774	11

Total consolidated VIEs	5,617	3,743	2,410	121

Total secured borrowings and consolidated VIEs	$16,527	14,446	11,001	121

September 30, 2009

Secured borrowings:
Municipal tender option bond securitizations	$7,197	7,045	6,565	—
Auto loan securitizations	1,005	1,005	801	—
Commercial real estate loans	1,309	1,309	1,267	—
Residential mortgage securitizations	944	831	579	—

Total secured borrowings	10,455	10,190	9,212	—
Consolidated VIEs:
Structured asset finance	2,839	1,106	1,112	15
Investment funds	2,117	2,109	265	45
Other	1,809	1,517	1,099	16

Total consolidated VIEs	6,765	4,732	2,476	76

Total secured borrowings and consolidated VIEs	$17,220	14,922	11,688	76

(1)	Amounts exclude loan loss reserves, and total assets may differ from consolidated assets due to the different measurement methods used depending on the assets’ classifications.
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
In addition, we have issued approximately $6 billion of private placement debt financing through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. We have pledged certain of its assets to collateralize the VIE’s borrowing. Such assets were not transferred to the VIE and accordingly we have excluded the VIE from the previous table.
8. MORTGAGE BANKING ACTIVITIES
Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.
The changes in residential MSRs measured using the fair value method were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2009	2008	2009	2008

Fair value, beginning of period	$15,690	19,333	14,714	16,763
Purchases	—	57	—	191
Acquired from Wachovia (1)	—	—	34	—
Servicing from securitizations or asset transfers	1,517	851	5,045	2,642
Sales	—	—	—	(269)

Net additions	1,517	908	5,079	2,564

Changes in fair value:
Due to changes in valuation model inputs or assumptions (2)	(2,078)	(546)	(2,586)	1,788
Other changes in fair value (3)	(629)	(511)	(2,707)	(1,931)

Total changes in fair value	(2,707)	(1,057)	(5,293)	(143)

Fair value, end of period	$14,500	19,184	14,500	19,184

(1)	Reflects refinements to initial December 31, 2008, Wachovia purchase accounting adjustments.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(3)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized commercial MSRs were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2009	2008	2009	2008

Balance, beginning of period	$1,205	442	1,446	466
Purchases (1)	—	2	10	7
Acquired from Wachovia (2)	—	—	(135)	—
Servicing from securitizations or asset transfers (1)	21	8	43	17
Amortization	(64)	(19)	(202)	(57)

Balance, end of period (3)	$1,162	433	1,162	433

Fair value of amortized MSRs:
Beginning of period	$1,311	595	1,555	573
End of period	1,277	622	1,277	622

(1)	Based on September 30, 2009, assumptions, the weighted-average amortization period for MSRs added during the third quarter and first nine months of 2009 was approximately 19.9 years and 17.7 years, respectively.
(2)	Reflects refinements to initial December 31, 2008, Wachovia purchase accounting adjustments.
(3)	There was no valuation allowance recorded for the periods presented. Commercial MSRs are evaluated for impairment purposes by the following asset classes: agency and non-agency commercial mortgage-backed securities (MBS), and loans.

The components of our managed servicing portfolio were:

	Sept. 30,	Dec. 31,
(in billions)	2009	2008

Residential mortgage loans serviced for others (1)	$1,419	1,388
Owned loans serviced (2)	260	268

Total owned servicing of residential mortgage loans	1,679	1,656
Commercial mortgage loans serviced for others	458	472

Total owned servicing of loans	2,137	2,128
Sub-servicing	21	26

Total managed servicing portfolio	$2,158	2,154

Ratio of MSRs to related loans serviced for others	0.83%	0.87

(1)	Consists of 1-4 family first mortgage loans.
(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.
The components of mortgage banking noninterest income were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2009	2008	2009	2008

Servicing income, net:
Servicing fees	$1,039	980	2,945	2,903
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (1)	(2,078)	(546)	(2,586)	1,788
Other changes in fair value (2)	(629)	(511)	(2,707)	(1,931)

Total changes in fair value of residential MSRs	(2,707)	(1,057)	(5,293)	(143)
Amortization	(64)	(19)	(202)	(57)
Net derivative gains (losses) from economic hedges (3)	3,605	621	6,019	(1,684)

Total servicing income, net	1,873	525	3,469	1,019
Net gains on mortgage loan origination/sales activities	1,125	276	4,910	1,419
All other	69	91	238	282

Total mortgage banking noninterest income	$3,067	892	8,617	2,720

Market-related valuation changes to MSRs, net of hedge results (1)+(3)	$1,527	75	3,433	104

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.
(3)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 11 — Free-Standing Derivatives in this Report for additional discussion and detail.
Servicing fees include certain unreimbursed direct servicing obligations primarily associated with workout activities. In addition, servicing fees and all other in the table above included:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2009	2008	2009	2008

Contractually specified servicing fees	$1,036	990	3,187	2,927
Late charges	75	70	241	214
Ancillary fees	22	33	118	109

9. INTANGIBLE ASSETS
The gross carrying value of intangible assets and accumulated amortization was:

	Sept. 30, 2009		Dec. 31, 2008
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
(in millions)	value	amortization	value	amortization

Amortized intangible assets:
MSRs (1)	$1,588	426	1,672	226
Core deposit intangibles	14,738	3,777	14,188	2,189
Customer relationship and other intangibles	3,347	842	3,988	486

Total amortized intangible assets	$19,673	5,045	19,848	2,901

MSRs (carried at fair value)(1)	$14,500		14,714
Goodwill	24,052		22,627
Trademark	14		14

(1)	See Note 8 in this Report for additional information on MSRs.
The current year and estimated future amortization expense for intangible assets as of September 30, 2009, follows:

			Customer
	Amortized	Core	relationship
	commercial	deposit	and other
(in millions)	MSRs	intangibles	intangibles (1)	Total

Nine months ended September 30, 2009 (actual)	$202	1,590	356	2,148

Estimate for year ended December 31,
2009	$264	2,114	474	2,852
2010	225	1,813	379	2,417
2011	197	1,544	319	2,060
2012	159	1,352	300	1,811
2013	124	1,202	278	1,604
2014	106	1,078	260	1,444

(1)	Includes amortization of lease intangibles reported in occupancy expense of $6 million for the first nine months of 2009, and estimated amortization of $8 million for 2009, $7 million for 2010, $7 million for 2011, $7 million for 2012, $3 million for 2013, and $3 million for 2014.
We based our projections of amortization expense shown above on existing asset balances at September 30, 2009. Future amortization expense may vary from these projections.
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

The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing. The additions in the first nine months of 2009 predominantly relate to goodwill recorded in connection with refinements to our initial acquisition date purchase accounting.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company

December 31, 2007	$10,591	2,147	368	13,106

Reduction in goodwill related to divested businesses	—	(1)	—	(1)
Goodwill from business combinations	322	97	—	419
Foreign currency translation adjustments	(4)	—	—	(4)

September 30, 2008	$10,909	2,243	368	13,520

December 31, 2008	$16,810	5,449	368	22,627

Goodwill from business combinations	926	493	—	1,419
Foreign currency translation adjustments	6	—	—	6

September 30, 2009	$17,742	5,942	368	24,052

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

	Sept. 30, 2009			Dec. 31, 2008
		Maximum	Non-		Maximum	Non-
	Carrying	exposure	investment	Carrying	exposure	investment
(in millions)	value	to loss	grade	value	to loss	grade

Standby letters of credit	$145	50,895	21,861	130	47,191	17,293
Securities lending and other indemnifications	51	25,968	5,142	—	30,120	1,907
Liquidity agreements (1)	76	9,670	—	30	17,602	—
Written put options (1)(2)	894	8,125	4,708	1,376	10,182	5,314
Loans sold with recourse	84	5,501	2,463	53	6,126	2,038
Residual value guarantees	8	197	—	—	1,121	—
Contingent consideration	9	142	101	11	187	—
Other guarantees	—	68	—	—	38	—

Total guarantees	$1,267	100,566	34,275	1,600	112,567	26,552

(1)	Certain of these agreements are related to off-balance sheet entities and, accordingly, are also disclosed in Note 7.
(2)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 11.
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

As a securities lending agent, we loan client securities, on a fully collateralized basis, to third party borrowers. We indemnify our clients against borrower default of a return of those securities and, in certain cases, against collateral losses. We support these guarantees with collateral, generally in the form of cash or highly liquid securities that is marked to market daily. There was $26.7 billion at September 30, 2009, and $31.0 billion at December 31, 2008, in collateral supporting loaned securities with values of $26.0 billion and $30.1 billion, respectively.
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
In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain period of time. The maximum exposure to loss represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions, but the likelihood of the repurchase of the entire balance is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In the first nine months of 2009, we did not repurchase a significant amount of loans associated with these agreements.
We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At September 30, 2009, the only remaining residual value guarantee that related to a leasing transaction was on certain corporate buildings. At December 31, 2008, the residual value guarantees also included leasing transactions related to railcars, which were unwound in first quarter 2009. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost less depreciation, we would be required to reimburse the lessor under our guarantee.
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
Elavon On September 29, 2009, Elavon filed an amended complaint adding an additional party to the litigation. On October 13, 2009, the court entered an order granting the motion to dismiss of Wells Fargo & Company and Wells Fargo Bank, N.A. dismissing the tortious interference with contract and the punitive damages counts as against those entities.
Golden West and Related Litigation On September 15, 2009 and on September 25, 2009, two additional cases (not class actions) containing allegations similar to the allegations in the In re Wachovia Equity Securities Litigation, and captioned, Deka Investment GmbH v. Wachovia Corp. et al. and Forsta AP-Fonden v. Wachovia Corp., et al., respectively, were filed in the U.S. District Court for the Southern District of New York. Following the transfer of the Miller, et al. v. Wachovia Corporation, et al.; Swiskay, et al. v. Wachovia Corporation, et al.; and Orange County Employees’ Retirement System, et al. v. Wachovia Corporation, et al. cases to the U.S. District Court for the Southern District of New York, a consolidated class action complaint was filed on September 4, 2009 and the matter is now captioned In Re Wachovia Preferred Securities and Bond/Notes Litigation. On September 29, 2009, a non-class action case containing allegations similar to the allegations in the In re Wachovia Preferred Securities and Bond/Notes litigation, and captioned City of Livonia Employees’ Retirement System v. Wachovia Corp et al., was filed in the Southern District of New York. In addition, a number of other actions containing allegations similar to those in the In re Wachovia Equity Securities Litigation have been filed in state courts in North Carolina and South Carolina by individual shareholders.
Illinois Attorney General Litigation On October 9, 2009, the Company filed a motion to dismiss Illinois’ complaint.
Le-Nature’s, Inc. On August 1, 2009, the trustee under the indenture for Le-Nature’s Senior Subordinated Note filed claims against Wachovia Capital Markets seeking recovery for the bondholders under a variety of theories. On September 16, 2009, the Judge in the action brought by the Litigation Trustee dismissed a cause of action for breach of fiduciary duty but denied the remainder of Wachovia’s motion to dismiss. On October 2, 2009, the Second Circuit affirmed the dismissal of the action filed by certain bank debt holders in the Southern District of New York. The action filed on behalf of holders of Le-Nature’s Senior Subordinated Notes is now pending in the Superior Court of the State of California, County of Los Angeles.
Municipal Derivatives Bid Practices Investigation On April 30, 2009, the Court granted a motion filed by Wachovia and certain other defendants to dismiss the Consolidated Class Action Complaint and dismissed all claims against Wachovia, with leave to replead; a Second Consolidated Amended Complaint was filed on June 18, 2009, and a motion to dismiss this complaint has been filed and briefed. Putative class and individual actions brought in California were also amended on September 15, 2009, including five non-class complaints filed in California which were amended with new allegations and the addition of Wells Fargo & Co. as a defendant. All matters are being coordinated in the Southern District of New York.
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
11. DERIVATIVES
We use derivatives to manage exposure to market risk, interest rate risk, credit risk and foreign currency risk, to generate profits from proprietary trading and to assist customers with their risk management objectives. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded in the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which interest and other payments are determined. Our approach to managing interest rate risk includes the use of derivatives. This helps minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this unrealized gain or loss will generally be offset by the gain or loss on the derivatives linked to the hedged assets and liabilities. In a cash flow hedging strategy, we manage the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities.
We use derivatives that are designated as qualifying hedge contracts as defined by the Derivatives and Hedging topic in the Codification as part of our interest rate and foreign currency risk management, including interest rate swaps, caps and floors, futures and forward contracts, and options. We also offer various derivatives, including interest rate, commodity, equity, credit and foreign exchange contracts, to our customers but usually offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as free-standing derivatives. Free-standing derivatives also include derivatives we enter into for risk management that do not otherwise qualify for hedge accounting, including economic hedge derivatives. To a lesser extent, we take positions based on market expectations or to benefit from price differentials between financial instruments and markets. Additionally, free-standing derivatives include embedded derivatives that are required to be separately accounted for from their host contracts.
Our derivative activities are monitored by the Corporate Asset/Liability Management Committee (Corporate ALCO). Our Treasury function, which includes asset/liability management, is responsible for various hedging strategies developed through analysis of data from financial models and other internal and industry sources. We incorporate the resulting hedging strategies into our overall interest rate risk management and trading strategies.

The total notional or contractual amounts and fair values for derivatives were:

	Sept. 30, 2009			Dec. 31, 2008
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives

Qualifying hedge contracts (1)
Interest rate contracts (2)	$134,050	8,263	1,771	191,972	11,511	3,287
Foreign exchange contracts	31,467	1,883	654	38,386	1,138	1,198

Total derivatives designated as qualifying hedging instruments		10,146	2,425		12,649	4,485

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges) (1):
Interest rate contracts (3)	742,002	6,418	5,798	750,728	12,635	9,708
Equity contracts	39	—	9	—	—	—
Foreign exchange contracts	7,657	197	61	4,208	150	325
Credit contracts — protection purchased	627	324	—	644	528	—
Other derivatives	4,534	—	67	4,458	108	71

Subtotal		6,939	5,935		13,421	10,104

Customer accommodation, trading and other free-standing derivatives (4):
Interest rate contracts	2,818,642	71,511	70,033	3,752,656	142,739	141,508
Commodity contracts	90,586	5,280	5,263	86,360	6,117	6,068
Equity contracts	31,170	2,295	2,812	37,136	3,088	2,678
Foreign exchange contracts	200,588	3,873	3,433	273,437	7,562	7,419
Credit contracts — protection sold	126,915	1,452	12,774	137,113	349	20,880
Credit contracts — protection purchased	133,061	12,808	1,573	140,442	22,100	1,281
Other derivatives	1,329	571	229	1,490	28	150

Subtotal		97,790	96,117		181,983	179,984

Total derivatives not designated as hedging instruments		104,729	102,052		195,404	190,088

Subtotal		114,875	104,477		208,053	194,573

Netting (5)		(86,639)	(95,208)		(168,690)	(182,435)

Total		$28,236	9,269		39,363	12,138

(1)	Represents asset/liability management hedges, which are included in other assets or other liabilities.

(2)	Notional amounts presented exclude $24.6 billion of basis swaps that are combined with receive fixed-rate / pay floating-rate swaps and designated as one hedging instrument.

(3)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.

(4)	Customer accommodation, trading and other free-standing derivatives are included in trading assets or other liabilities.

(5)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements under the accounting guidance covering the offsetting of amounts related to certain contracts. The amount of cash collateral netted against derivative assets and liabilities was $17.6 billion and $5.2 billion, respectively, at September 30, 2009, and $17.7 billion and $22.2 billion, respectively, at December 31, 2008.

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
The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships as defined by the Derivatives and Hedging topic in the Codification.

	Interest rate contracts hedging:		Foreign exchange contracts hedging:
	Securities		Securities
	available	Long-term	available	Short-term	Long-term
(in millions)	for sale	debt	for sale	borrowings	debt

Quarter ended September 30, 2009
Gains (losses) recorded in net interest income	$(84)	484	(7)	—	94

Gains (losses) recorded in noninterest income
Recognized on derivatives	(242)	1,292	(1)	—	270
Recognized on hedged item	253	(1,297)	1	—	(266)

Recognized on fair value hedges (ineffective portion) (1)	$11	(5)	—	—	4

Nine months ended September 30, 2009
Gains (losses) recorded in net interest income	$(196)	1,131	(53)	28	248

Gains (losses) recorded in noninterest income
Recognized on derivatives	552	(2,177)	(1)	—	1,212
Recognized on hedged item	(543)	2,086	1	—	(1,217)

Recognized on fair value hedges (ineffective portion) (1)	$9	(91)	—	—	(5)

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Cash Flow Hedges
We hedge floating-rate debt against future interest rate increases by using interest rate swaps, caps, floors and futures to limit variability of cash flows due to changes in the benchmark interest rate. We also use interest rate swaps and floors to hedge the variability in interest payments received on certain floating-rate commercial loans, due to changes in the benchmark interest rate. Gains and losses on derivatives that are reclassified from cumulative OCI to current period earnings are included in the line item in which the hedged item’s effect on earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. For all cash flow hedges, we assess hedge effectiveness using regression analysis, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic changes in cash flows of the hedging instrument against the periodic changes in cash flows of the forecasted transaction being hedged due to changes in the hedged risk(s). The assessment includes an evaluation of the quantitative measures of the regression results used to validate the conclusion of high effectiveness.
We expect that $212 million of deferred net gains on derivatives in OCI at September 30, 2009, will be reclassified as earnings during the next twelve months, compared with $60 million of deferred net losses at December 31, 2008. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 17 years for both hedges of floating-rate debt and floating-rate commercial loans.
The following table shows the net gains recognized related to derivatives in cash flow hedging relationships as defined by the Derivatives and Hedging topic in the Codification.

	Quarter ended	Nine months ended
(in millions)	Sept. 30, 2009	Sept. 30, 2009

Gains (after tax) recognized in OCI on derivatives (effective portion)	$196	68
Gains (pre tax) reclassified from cumulative OCI into net interest income (effective portion)	129	408
Gains (pre tax) recognized in noninterest income on derivatives (ineffective portion) (1)	27	38

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.
Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime residential MHFS, derivative loan commitments and other interests held, with the resulting gain or loss reflected in other income.
The derivatives used to hedge residential MSRs include swaps, swaptions, forwards, Eurodollar and Treasury futures and options contracts resulted in net derivative gains of $3,605 million and $6,019 million, respectively, in the third quarter and first nine months of 2009 and net derivative gains of $621 million and losses of $1,684 million, respectively, in the same periods of 2008 from economic hedges related to our mortgage servicing activities and are included in mortgage banking noninterest income. The aggregate fair value of these derivatives used as economic hedges was a net asset of $1,460 million at September 30, 2009, and $3,610 million at December 31, 2008. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative OCI (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as most new prime residential MHFS for which we have elected fair value option, is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $265 million at September 30, 2009, and $125 million at December 31, 2008, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the table on page 108.
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
Additionally, free-standing derivatives include embedded derivatives that are required to be accounted for separate from their host contract. We periodically issue hybrid long-term notes and certificates of deposit where the performance of the hybrid instrument notes is linked to an equity, commodity or currency index, or basket of such indices. These notes contain explicit terms that affect some or all of the cash flows or the value of the note in a manner similar to a derivative instrument and therefore are considered to contain an “embedded” derivative instrument. The indices on which the performance of the hybrid instrument is calculated are not clearly and closely related to the host debt instrument. In accordance with accounting guidance for derivatives, the “embedded” derivative is separated from the host contract and accounted for as a free-standing derivative.

The following table shows the net gains (losses) recognized in the income statement related to derivatives not designated as hedging instruments under the Derivatives and Hedging topic of the Codification.

	Quarter ended	Nine months ended
(in millions)	Sept. 30, 2009	Sept. 30, 2009

Free-standing derivatives (economic hedges)
Interest rate contracts (1)
Recognized in noninterest income:
Mortgage banking	$1,780	4,836
Other	2	1
Foreign exchange contracts	24	6
Equity contracts	—	2
Credit contracts	(98)	(212)

Subtotal	1,708	4,633

Customer accommodation, trading and other free-standing derivatives
Interest rate contracts (2)
Recognized in noninterest income:
Mortgage banking	1,274	2,084
Other	27	426
Commodity contracts	14	(25)
Equity contracts	(48)	(229)
Foreign exchange contracts	224	482
Credit contracts	(459)	(557)
Other	(10)	(186)

Subtotal	1,022	1,995

Total	$2,730	6,628

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs, interest rate lock commitments, loans held for sale and mortgages held for sale.
(2)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Protection
			sold	purchased	Net
			non-	with	protection	Other
	Fair value	Protection	investment	identical	sold	protection	Range of
(in millions)	liability	sold (A)	grade	underlyings (B)	(A) - (B)	purchased	maturities

December 31, 2008

Credit default swaps on:
Corporate bonds	$9,643	83,446	39,987	31,413	52,033	50,585	2009-2018
Structured products	4,940	7,451	5,824	5,061	2,390	6,559	2009-2056
Credit protection on:
Credit default swap index	2,611	35,943	6,364	4,606	31,337	31,410	2009-2017
Commercial mortgage- backed securities index	2,231	7,291	2,938	1,521	5,770	3,919	2009-2052
Asset-backed securities index	1,331	1,526	1,116	235	1,291	803	2037-2046
Loan deliverable credit default swaps	106	611	592	281	330	1,033	2009-2014
Other	18	845	150	21	824	—	2009-2020

Total credit derivatives	$20,880	137,113	56,971	43,138	93,975	94,309

September 30, 2009

Credit default swaps on:
Corporate bonds	$5,388	96,314	43,263	76,085	20,229	21,996	2009-2018
Structured products	4,420	6,359	4,108	5,109	1,250	3,839	2009-2056
Credit protection on:
Default swap index	354	16,221	4,522	16,176	45	150	2009-2017
Commercial mortgage- backed securities index	1,834	4,783	13	4,664	119	169	2049-2052
Asset-backed securities index	758	1,260	726	819	441	141	2037-2052
Loan deliverable credit default swaps	19	510	492	12	498	721	2010-2014
Other	1	1,468	841	12	1,456	100	2009-2020

Total credit derivatives	$12,774	126,915	53,965	102,877	24,038	27,116

Protection sold represents the estimated maximum exposure to loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is its extremely remote possibility, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss. The amounts under non-investment grade represent the notional amounts of those credit derivatives on which we have a higher performance risk, or higher risk of being required to perform under the terms of the credit derivative and is a function of the underlying assets. We consider the risk of performance to be high if the underlying assets under the credit derivative have an external rating that is below investment grade or an internal credit default grade that is equivalent thereto. We believe the net protection sold, which is representative of the net notional amount of protection sold and purchased with identical underlyings, in combination with other protection purchased, is more representative of our exposure to loss than either non-investment grade or protection sold. Other protection purchased represents additional protection, which may offset the exposure to loss for protection sold, that was not purchased with an identical underlying of the protection sold.

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt, based on certain major credit rating agencies indicated in the relevant contracts, were to fall below investment grade, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position on September 30, 2009, was $8.5 billion for which we have posted $8.0 billion collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, we would be required to post additional collateral of $1.0 billion or potentially settle the contract in an amount equal to its fair value.
Counterparty Credit Risk
By using derivatives, we are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the requirements outlined in the Derivatives and Hedging topic of the Codification, derivatives balances and related cash collateral amounts are shown net in the balance sheet. Counterparty credit risk related to derivatives is considered in determining fair value.

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
We adopted new guidance impacting FASB ASC 820-10 effective January 1, 2009, which addresses measuring fair value in situations where markets are inactive and transactions are not orderly. Under the Fair Value Measurement and Disclosures topic of the Codification, transaction or quoted prices for assets or liabilities in inactive markets may require adjustment due to the uncertainty of whether the underlying transactions are orderly. Prior to our adoption of the new provisions for measuring fair value, we primarily used unadjusted independent vendor or broker quoted prices to measure fair value for substantially all securities available for sale. In connection with the change in guidance for fair value measurement, we developed policies and procedures to determine when the level and volume of activity for our assets and liabilities requiring fair value measurements has significantly declined relative to normal conditions. For such items that use price quotes, such as certain security classes within securities available for sale, the degree of market inactivity and distressed transactions was analyzed to determine the appropriate adjustment to the price quotes. The security classes where we considered the market to be less orderly included non-agency residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, home equity asset-backed securities, auto asset-backed securities and credit card-backed securities. The methodology used to adjust the quotes involved weighting the price quotes and results of internal pricing techniques such as the net present value of future expected cash flows (with observable inputs, where available) discounted at a rate of return market participants require. The significant inputs utilized in the internal pricing techniques, which were estimated by type of underlying collateral, included credit loss assumptions, estimated prepayment speeds and appropriate discount rates. The more active and orderly markets for particular security classes were determined to be, the more weighting assigned to price quotes. The less active and orderly markets were determined to be, the less weighting assigned to price quotes. For the impact of the new fair value measurement provisions contained in FASB ASC 820-10, see Note 1 in this Report.
Under the fair value option accounting guidance included in FASB ASC 825-10, we elected to measure MHFS at fair value prospectively for new prime residential MHFS originations, for which an active secondary market and readily available market prices existed to reliably support fair value pricing models used for these loans. We also elected to remeasure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe the election for MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.

Fair Value Hierarchy
In accordance with the Fair Value Measurements and Disclosures topic of the Codification, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. For securities in inactive markets, we use a predetermined percentage to evaluate the impact of fair value adjustments derived from weighting both external and internal indications of value to determine if the instrument is classified as Level 2 or Level 3. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.
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
Determination of Fair Value
In accordance with the Fair Value Measurements and Disclosures topic of the Codification, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, as prescribed in the fair value hierarchy contained in FASB ASC 820-10.
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
We incorporate lack of liquidity into our fair value measurement based on the type of asset measured and the valuation methodology used. For example, for residential mortgage loans held for sale and certain securities where the significant inputs have become unobservable due to the illiquid markets and vendor or broker pricing is not used, we use a discounted cash flow technique to measure fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate to reflect the lack of liquidity in the market that a market participant would consider. For other securities where vendor or broker pricing is used, we use either unadjusted broker quotes or vendor prices or vendor or broker prices adjusted by weighting them with internal discounted cash flow techniques to measure fair value. These unadjusted vendor or broker prices inherently reflect any lack of liquidity in the market as the fair value measurement represents an exit price from a market participant viewpoint.
As required by FASB ASC 825-10, Financial Instruments, following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value.
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
Trading assets (excluding derivatives) and Securities available for sale
Trading assets and securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange-traded equity securities and some highly liquid government securities such as U.S. Treasuries. When instruments are traded in secondary markets and quoted market prices do not exist for such securities, we generally rely on internal valuation techniques or on prices obtained from independent pricing services or brokers (collectively, vendors) or combination thereof.
Trading securities are mostly valued using trader prices that are subject to independent price verification procedures. The majority of fair values derived using internal valuation techniques are verified against multiple pricing sources, including prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities when no price is observable. We review pricing methodologies provided by the vendors in order to determine if observable market information is being used, versus unobservable inputs. When evaluating the appropriateness of an internal trader price compared to vendor prices, considerations include the range and quality of vendor prices. Vendor prices are used to ensure the reasonableness of a trader price; however valuing financial instruments involves judgments acquired from knowledge of a particular market and is not perfunctory. If a trader asserts that a vendor price is not reflective of market value, justification for using the trader price, including recent sales activity where possible, must be provided to and approved by the appropriate levels of management.
Similarly, while securities available for sale traded in secondary markets are typically valued using unadjusted vendor prices or vendor prices adjusted by weighting them with internal discounted cash flow techniques, these prices are reviewed and, if deemed inappropriate by a trader who has the most knowledge of a particular market, can be adjusted. Securities measured with these internal valuation techniques are generally classified as Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models, discounted cash flow analyses using significant inputs observable in the market where available or combination of multiple valuation techniques. Examples include certain residential and commercial mortgage-backed securities, municipal bonds, U.S. government and agency mortgage-backed securities, and corporate debt securities.

Security fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy. Such measurements include securities valued using internal models or combination of multiple valuation techniques such as weighting of internal models and vendor or broker pricing, where the unobservable inputs are significant to the overall fair value measurement. Securities classified as Level 3 include certain residential and commercial mortgage-backed securities, asset-backed securities collateralized by auto leases and cash reserves, collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs), and certain residual and retained interests in residential mortgage loan securitizations. CDOs are valued using the prices of similar instruments, the pricing of completed or pending third party transactions or the pricing of the underlying collateral within the CDO. Where prices are not readily available, management’s best estimate is used.
Mortgages held for sale (MHFS)
We elected to carry our new prime residential MHFS portfolio at fair value in accordance with fair value option accounting guidance. The remaining MHFS are carried at the lower of cost or market value. Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. As necessary, these prices are adjusted for typical securitization activities, including servicing value, portfolio composition, market conditions and liquidity. Most of our MHFS are classified as Level 2. For the portion where market pricing data is not available, we use a discounted cash flow model to estimate fair value and, accordingly, classify as Level 3.
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
Loans
For the carrying value of loans, including PCI loans, see Note 1 (Summary of Significant Accounting Policies — Loans) to Financial Statements in the 2008 Form 10-K. We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for financial instruments in accordance with FASB ASC 825-10. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.
The fair value estimates for financial instruments differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by product and loan rate.
The fair value of commercial and commercial real estate and foreign loans is calculated by discounting contractual cash flows, adjusted for credit loss estimates, using discount rates that reflect our current pricing for loans with similar characteristics and remaining maturity.
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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table on page 128. These instruments generate ongoing fees at our current pricing levels, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, we record a reserve. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve. This amounted to $704 million at September 30, 2009, and $719 million at December 31, 2008. Certain letters of credit that are hedged with derivative instruments are carried at fair value in trading assets or liabilities. For those letters of credit fair value is calculated based on readily quotable credit default spreads, using a market risk credit default swap model.
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
Nonmarketable equity investments
Nonmarketable equity investments are recorded under the cost or equity method of accounting. Nonmarketable equity securities that fall within the scope of the American Institute of Certified Public Accountants (AICPA) Investment Company Audit Guide are carried at fair value (principal investments). There are generally restrictions on the sale and/or liquidation of these investments, including federal bank stock. Federal bank stock carrying value approximates fair value. We use facts and circumstances available to estimate the fair value of our nonmarketable equity investments. We typically consider our access to and need for capital (including recent or projected financing activity), qualitative assessments of the viability of the investee, evaluation of the financial statements of the investee and prospects for its future. Principal investments, including certain public equity and non-public securities and certain investments in private equity funds, are recorded at fair value with realized and unrealized gains and losses included in gains and losses on equity investments in the income statement, and are included in other assets in the balance sheet. Public equity investments are valued using quoted market prices and discounts are only applied when there are trading restrictions that are an attribute of the investment. Investments in non-public securities are recorded at our estimate of fair value using metrics such as security prices of comparable public companies, acquisition prices for similar companies and original investment purchase price multiples, while also incorporating a portfolio company’s financial performance and specific factors. For investments in private equity funds, we use the net asset value (NAV) provided by the fund sponsor as an appropriate measure of fair value. In some cases, such NAVs require adjustments based on certain unobservable inputs.
Liabilities
Deposit liabilities
Deposit liabilities are carried at historical cost. The Financial Instruments topic of the Codification states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking, and market rate and other savings, is equal to the amount payable on demand at the measurement date. The fair value of other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for like wholesale deposits with similar remaining maturities.
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
Long-term debt
Long-term debt is carried at amortized cost. However, we are required to estimate the fair value of long-term debt in accordance with FASB ASC 825-10. Generally, the discounted cash flow method is used to estimate the fair value of our long-term debt. Contractual cash flows are discounted using rates currently offered for new notes with similar remaining maturities and, as such, these discount rates include our current spread levels. The fair value estimates generated are corroborated against observable market prices. For foreign-currency denominated debt, we estimate fair value based upon observable market prices for the instruments.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at December 31, 2008
Trading assets (excluding derivatives)	$911	16,045	3,495	—	20,451
Derivatives (trading assets)	331	174,355	7,897	(148,150)	34,433
Securities of U.S. Treasury and federal agencies	3,177	72	—	—	3,249
Securities of U.S. states and political subdivisions	1	11,754	903	—	12,658
Mortgage-backed securities:
Federal agencies	—	66,430	4	—	66,434
Residential	—	21,320	3,510	—	24,830
Commercial	—	8,192	286	—	8,478

Total mortgage-backed securities	—	95,942	3,800	—	99,742

Corporate debt securities	—	6,642	282	—	6,924
Collateralized debt obligations	—	2	2,083	—	2,085
Other	—	7,976	12,799	—	20,775

Total debt securities	3,178	122,388	19,867	—	145,433

Marketable equity securities:
Perpetual preferred securities	886	1,065	2,775	—	4,726
Other marketable equity securities	1,099	261	50	—	1,410

Total marketable equity securities	1,985	1,326	2,825	—	6,136

Total securities available for sale	5,163	123,714	22,692	—	151,569

Mortgages held for sale	—	14,036	4,718	—	18,754
Loans held for sale	—	398	—	—	398
Mortgage servicing rights (residential)	—	—	14,714	—	14,714
Other assets (2)	3,975	21,751	2,041	(20,540)	7,227

Total	$10,380	350,299	55,557	(168,690)	247,546

Other liabilities (3)	$(4,815)	(187,098)	(9,308)	182,435	(18,786)

Balance at September 30, 2009

Trading assets (excluding derivatives)	$2,950	17,562	2,493	—	23,005
Derivatives (trading assets)	366	91,842	5,792	(77,807)	20,193
Securities of U.S. Treasury and federal agencies	1,228	1,268	—	—	2,496
Securities of U.S. states and political subdivisions	4	12,664	962	—	13,630
Mortgage-backed securities:
Federal agencies	—	87,503	—	—	87,503
Residential	—	31,686	2,406	—	34,092
Commercial	—	9,404	1,860	—	11,264

Total mortgage-backed securities	—	128,593	4,266	—	132,859

Corporate debt securities	—	8,957	245	—	9,202
Collateralized debt obligations	—	—	3,263	—	3,263
Other	—	3,289	13,170	—	16,459

Total debt securities	1,232	154,771	21,906	—	177,909

Marketable equity securities:
Perpetual preferred securities	775	809	2,489	—	4,073
Other marketable equity securities	1,475	344	13	—	1,832

Total marketable equity securities	2,250	1,153	2,502	—	5,905

Total securities available for sale	3,482	155,924	24,408	—	183,814

Mortgages held for sale	—	29,561	3,874	—	33,435
Loans held for sale	—	201	—	—	201
Mortgage servicing rights (residential)	—	—	14,500	—	14,500
Other assets (2)	2,357	15,084	1,888	(8,832)	10,497

Total	$9,155	310,174	52,955	(86,639)	285,645

Other liabilities (3)	$(7,064)	(103,755)	(7,855)	95,208	(23,466)

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(2)	Derivative assets other than trading and principal investments are included in this category.
(3)	Derivative liabilities are included in this category.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

							Net unrealized
		Total net gains		Purchases,			gains (losses)
		(losses) included in		sales,	Net		included in net
			Other	issuances	transfers		income related
	Balance,		compre-	and	into and/	Balance,	to assets and
	beginning	Net	hensive	settlements,	or out of	end	liabilities held
(in millions)	of period	income	income	net	Level 3 (1)	of period	at period end	(2)

Quarter ended September 30, 2008
Trading assets (excluding derivatives)	$547	(90)	—	(4)	—	453	(72	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	443	(2)	(18)	(22)	—	401	—
Mortgage-backed securities:
Federal agencies	7	—	—	—	—	7	—
Residential	450	(29)	(65)	(10)	439	785	(26)
Commercial	—	(23)	(19)	(4)	343	297	—

Total mortgage-backed securities	457	(52)	(84)	(14)	782	1,089	(26)

Corporate debt securities	—	—	—	101	—	101	—
Collateralized debt obligations	—	(118)	(68)	169	836	819	—
Other	7,703	(9)	151	858	(1,162)	7,541	—

Total debt securities	8,603	(181)	(19)	1,092	456	9,951	(26)

Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—
Other marketable equity securities	1	—	—	—	—	1	—

Total marketable equity securities	1	—	—	—	—	1	—

Total securities available for sale	$8,604	(181)	(19)	1,092	456	9,952	(26)

Mortgages held for sale	$5,276	14	—	(76)	(59)	5,155	12	(4)
Mortgage servicing rights (residential)	19,333	(1,057)	—	908	—	19,184	(546	)(4)
Net derivative assets and liabilities	(47)	(41)	1	(24)	—	(111)	(105	)(4)
Other assets (excluding derivatives)	—	—	—	—	—	—	—
Other liabilities (excluding derivatives)	(357)	(83)	—	28	—	(412)	(82)

Quarter ended September 30, 2009

Trading assets (excluding derivatives)	$2,475	149	—	(138)	7	2,493	100	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	905	2	32	1	22	962	3
Mortgage-backed securities:
Federal agencies	—	—	—	—	—	—	—
Residential	5,913	(25)	216	(135)	(3,563)	2,406	(51)
Commercial	2,615	(1)	181	(28)	(907)	1,860	(44)

Total mortgage-backed securities	8,528	(26)	397	(163)	(4,470)	4,266	(95)

Corporate debt securities	286	—	(12)	18	(47)	245	—
Collateralized debt obligations	2,748	17	369	129	—	3,263	(16)
Other	15,718	44	238	(428)	(2,402)	13,170	(33)

Total debt securities	28,185	37	1,024	(443)	(6,897)	21,906	(141)

Marketable equity securities:
Perpetual preferred securities	2,716	10	54	(322)	31	2,489	—
Other marketable equity securities	127	—	(3)	(32)	(79)	13	—

Total marketable equity securities	2,843	10	51	(354)	(48)	2,502	—

Total securities available for sale	$31,028	47	1,075	(797)	(6,945)	24,408	(141)

Mortgages held for sale	$4,099	(64)	—	(191)	30	3,874	(67	)(4)
Mortgage servicing rights (residential)	15,690	(2,707)	—	1,517	—	14,500	(2,078	)(4)
Net derivative assets and liabilities	(206)	1,085	(1)	(952)	(288)	(362)	274	(4)
Other assets (excluding derivatives)	1,226	(9)	—	7	—	1,224	(13	)(4)
Other liabilities (excluding derivatives)	(852)	(137)	—	(40)	(8)	(1,037)	(144)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the period presented.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in other noninterest income in the income statement.
(4)	Included in mortgage banking in the income statement.

							Net unrealized
		Total net gains		Purchases,			gains (losses)
		(losses) included in		sales,	Net		included in net
			Other	issuances	transfers		income related
	Balance,		compre-	and	into and/	Balance,	to assets and
	beginning	Net	hensive	settlements,	or out of	end	liabilities held
(in millions)	of period	income	income	net	Level 3 (1)	of period	at period end	(2)

Nine months ended September 30, 2008
Trading assets (excluding derivatives)	$418	23	—	12	—	453	93	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	168	(2)	(36)	(7)	278	401	—
Mortgage-backed securities:
Federal agencies	—	—	—	—	7	7	—
Residential	486	(106)	(90)	51	444	785	(94)
Commercial	—	(23)	(19)	(4)	343	297	—

Total mortgage-backed securities	486	(129)	(109)	47	794	1,089	(94)

Corporate debt securities	—	—	—	101	—	101	—
Collateralized debt obligations	—	(118)	(68)	169	836	819	—
Other	4,726	(9)	(146)	2,689	281	7,541	—

Total debt securities	5,380	(258)	(359)	2,999	2,189	9,951	(94)

Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—
Other marketable equity securities	1	—	—	—	—	1	—

Total marketable equity securities	1	—	—	—	—	1	—

Total securities available for sale	$5,381	(258)	(359)	2,999	2,189	9,952	(94)

Mortgages held for sale	$146	(34)	—	714	4,329	5,155	(33	)(4)
Mortgage servicing rights (residential)	16,763	(143)	—	2,564	—	19,184	1,796	(4)(5)
Net derivative assets and liabilities	6	(531)	1	413	—	(111)	(113	)(4)
Other assets (excluding derivatives)	—	—	—	—	—	—	—
Other liabilities (excluding derivatives)	(280)	(184)	—	52	—	(412)	(184)

Nine months ended September 30, 2009

Trading assets (excluding derivatives)	$3,495	191	—	(1,536)	343	2,493	252	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	903	20	45	47	(53)	962	(6)
Mortgage-backed securities:
Federal agencies	4	—	—	—	(4)	—	—
Residential	3,510	(55)	1,100	(723)	(1,426)	2,406	(202)
Commercial	286	(119)	928	21	744	1,860	(55)

Total mortgage-backed securities	3,800	(174)	2,028	(702)	(686)	4,266	(257)

Corporate debt securities	282	2	44	(5)	(78)	245	—
Collateralized debt obligations	2,083	72	558	233	317	3,263	(71)
Other	12,799	73	1,302	1,229	(2,233)	13,170	(87)

Total debt securities	19,867	(7)	3,977	802	(2,733)	21,906	(421)

Marketable equity securities:
Perpetual preferred securities	2,775	96	169	(556)	5	2,489	(1)
Other marketable equity securities	50	—	(4)	30	(63)	13	—

Total marketable equity securities	2,825	96	165	(526)	(58)	2,502	(1)

Total securities available for sale	$22,692	89	4,142	276	(2,791)	24,408	(422)

Mortgages held for sale	$4,718	(66)	—	(662)	(116)	3,874	(77	)(4)
Mortgage servicing rights (residential)	14,714	(5,293)	—	5,079	—	14,500	(2,586	)(4)
Net derivative assets and liabilities	37	1,079	(1)	(1,454)	(23)	(362)	(252	)(4)
Other assets (excluding derivatives)	1,231	(42)	—	35	—	1,224	(40	)(4)
Other liabilities (excluding derivatives)	(638)	(315)	—	(74)	(10)	(1,037)	(318)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the period presented.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in other noninterest income in the income statement.
(4)	Included in mortgage banking in the income statement.
(5)	Represents total unrealized gains of $1,788 million, net of losses of $8 million related to sales, in the first nine months of 2008.

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

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

December 31, 2008

Trading assets (excluding derivatives)	$190	3,272	12	917	1,944	110
Derivatives (trading and other assets)	3,419	106	106	605	4,635	—
Securities available for sale	181	8,916	1,681	3,944	109,170	8
Loans held for sale	—	1	—	—	353	—
Other liabilities	1,105	175	128	2,208	5,171	1

September 30, 2009

Trading assets (excluding derivatives)	$572	3,590	—	28	2,948	38
Derivatives (trading and other assets)	—	9	46	—	2,841	2
Securities available for sale	496	2,104	441	1,666	117,275	777
Loans held for sale	—	—	—	—	2	—
Derivatives (liabilities)	—	—	70	—	2,912	4
Other liabilities	296	732	—	10	2,817	46

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009, and year ended December 31, 2008, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets or portfolios at quarter end.

	Carrying value at period end
(in millions)	Level 1	Level 2	Level 3	Total

December 31, 2008

Mortgages held for sale	$—	521	534	1,055
Loans held for sale	—	338	—	338
Loans (1)	—	1,487	107	1,594
Private equity investments	134	—	18	152
Foreclosed assets (2)	—	274	55	329
Operating lease assets	—	186	—	186

September 30, 2009

Mortgages held for sale	$—	1,058	703	1,761
Loans held for sale	—	489	—	489
Loans (1)	—	4,383	251	4,634
Private equity investments	—	—	39	39
Foreclosed assets (2)	—	237	44	281
Operating lease assets	—	127	—	127

(1)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off, which includes unsecured lines and loans, is zero.
(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at period end.

	Nine months ended Sept. 30	,
(in millions)	2009	2008

Mortgages held for sale	$(12)	(153)
Loans held for sale	143	(25)
Loans (1)	(9,692)	(4,167)
Private equity investments	(89)	(29)
Foreclosed assets (2)	(125)	(136)
Operating lease assets	(12)	(6)

Total	$(9,787)	(4,516)

(1)	Represents write-downs of loans based on the appraised value of the collateral.
(2)	Represents the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
Fair Value Option
The following table reflects the differences between fair value carrying amount of MHFS for which we have elected the fair value option and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

	Sept. 30, 2009			Dec. 31, 2008
			Fair value			Fair value
			carrying			carrying
			amount			amount
			less			less
	Fair value	Aggregate	aggregate	Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid	carrying	unpaid	unpaid
(in millions)	amount	principal	principal	amount	principal	principal

Mortgages held for sale reported at fair value:
Total loans	$33,435	33,144	291 (1)	18,754	18,862	(108	)(1)
Nonaccrual loans	277	566	(289)	152	344	(192)
Loans 90 days or more past due and still accruing	63	73	(10)	58	63	(5)
Loans held for sale reported at fair value:
Total loans	201	194	7	398	760	(362)
Nonaccrual loans	1	2	(1)	1	17	(16)

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair values related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown, by income statement line item, below.

	2009			2008
	Mortgages	Loans	Other	Mortgages	Other
	held	held	interests	held	interests
(in millions)	for sale	for sale	held	for sale	held

Quarter ended September 30,
Mortgage banking noninterest income:
Net gains on mortgage loan origination/sales activities (1)	$1,541	—	—	595	—
Other noninterest income	—	1	4	—	(88)

Nine months ended September 30,
Mortgage banking noninterest income:
Net gains on mortgage loan origination/sales activities (1)	$3,834	—	—	1,444	—
Other noninterest income	—	93	83	—	27

(1)	Includes changes in fair value of servicing associated with MHFS.
Interest income on MHFS measured at fair value is calculated based on the note rate of the loan and is recorded in interest income in the income statement.
For MHFS that are accounted for under the fair value option, the estimated amount of losses included in earnings attributable to instrument-specific credit risk was $82 million and $200 million for the third quarter and nine months ended September 30, 2009, respectively, and $57 million and $195 million for the third quarter and nine months ended September 30, 2008, respectively. For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. Since the second half of 2007, spreads have been significantly impacted by the lack of liquidity in the secondary market for mortgage loans. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk.

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
In accordance with FASB ASC 825-10, we have not included assets and liabilities that are not financial instruments in our disclosure, such as the value of the long-term relationships with our deposit, credit card and trust customers, amortized MSRs, premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amount of loans at December 31, 2008, in the table below includes $443,480 million acquired from Wachovia. Under the purchase method of accounting, these loans were recorded at fair value upon acquisition, and accordingly, the carrying value and fair value at December 31, 2008 were the same. Although the purchase accounting adjustments for the acquired Wachovia loans included a write-down on PCI loans, the carrying amount was also increased to reflect the decline in interest rates at the time of acquisition in relation to the previous contractual rates on the loans. A decline in interest rates increases the fair value of loans in relation to the carrying amount except when the carrying amount has already been increased to reflect the reduction in interest rates, as was the case for Wachovia’s loan portfolio as of December 31, 2008.

	Sept. 30, 2009		Dec. 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in millions)	amount	fair value	amount	fair value

Financial assets
Mortgages held for sale (1)	$2,103	2,103	1,334	1,333
Loans held for sale (2)	5,645	5,761	5,830	5,876
Loans, net	775,924	753,821	843,817	829,603
Nonmarketable equity investments (cost method)	8,934	9,002	9,146	9,262
Financial liabilities
Deposits	796,748	797,389	781,402	781,964
Long-term debt (3)	214,216	214,684	267,055	266,023

(1)	Balance excludes mortgages held for sale for which the fair value option under ASC 825-10 was elected, and therefore includes nonprime residential and commercial mortgages held for sale.
(2)	Balance excludes loans held for sale for which the fair value option under ASC 825-10 was elected.
(3)	The carrying amount and fair value exclude obligations under capital leases of $76 million at September 30, 2009, and $103 million at December 31, 2008.
The carrying amount and estimated fair value for loans at September 30, 2009, were lower than at December 31, 2008, primarily because total loans outstanding declined in the first nine months of 2009.

13. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.
The following table provides detail of preferred stock.

			Sept. 30, 2009		Dec. 31, 2008
	Shares
	issued and		Carrying		Carrying
(in millions, except shares)	outstanding	Par value	value	Discount	value	Discount

Series D (1)
Fixed Rate Cumulative Perpetual Preferred Stock, Series D, $1,000,000 liquidation preference per share, 25,000 shares authorized	25,000	$25,000	23,039	1,961	22,741	2,259

DEP Shares
Dividend Equalization Preferred Shares, $10 liquidation preference per share, 97,000 shares authorized	96,546	—	—	—	—	—

Series J (1)(2)
8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J, $1,000 liquidation preference per share, 2,300,000 shares authorized	2,150,375	2,150	1,995	155	1,995	155

Series K (1)(2)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock, Series K, $1,000 liquidation preference per share, 3,500,000 shares authorized	3,352,000	3,352	2,876	476	2,876	476

Series L (1)(2)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L, $1,000 liquidation preference per share, 4,025,000 shares authorized	3,968,000	3,968	3,200	768	3,200	768

Total	9,591,921	$34,470	31,110	3,360	30,812	3,658

(1)	Series D, J, K and L preferred shares qualify as Tier 1 capital.
(2)	In conjunction with the acquisition of Wachovia, at December 31, 2008, shares of Series J, K and L perpetual preferred stock were converted into shares of a corresponding series of Wells Fargo preferred stock having substantially the same rights and preferences. The carrying value is par value adjusted to fair value in purchase accounting.
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
Preferred Stock Issued to the Department of the Treasury On October 28, 2008, we issued to the United States Department of the Treasury 25,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series D without par value, having a liquidation preference per share equal to $1,000,000. The Series D Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. After three years, we may, at our option, subject to any necessary bank regulatory approval, redeem the Series D Preferred Stock at par value plus accrued and unpaid dividends. The Series D Preferred Stock is generally non-voting. Prior to October 2011, unless we have redeemed the Series D Preferred Stock or the Treasury has transferred all of the Series D Preferred Stock to third parties, the consent of the Treasury will be required for us to increase our common stock dividend (currently $0.05 per share per quarter), or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement with the Treasury. Treasury, as part of the preferred stock issuance, received warrants to purchase approximately 110.3 million shares of Wells Fargo common stock at an initial exercise price of $34.01 (based on the trailing 20-day Wells Fargo average stock price as of October 10, 2008). The proceeds from Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred stock. The fair value of the warrants was determined using a third party proprietary pricing model that produces results similar to the Black-Scholes model and incorporates a valuation model that incorporates assumptions including our common stock price, dividend yield, stock price volatility and the risk-free interest rate. We determined the fair value of the preferred stock based on assumptions regarding the discount rate (market rate) on the preferred stock, which we estimated to be approximately 13% at the date of issuance. The discount on the preferred stock is being accreted to par value using a constant effective yield of 7.2% over a five-year term, which is the expected life of the preferred stock.
In addition, we hold shares of our ESOP (Employee Stock Ownership Plan) Cumulative Convertible Preferred Stock (ESOP Preferred Stock) that were issued to a trustee acting on behalf of the Wells Fargo & Company 401(k) Plan. The following table provides detail of our ESOP Preferred Stock.

	Shares issued and outstanding				Carrying value
									Adjustable
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,	dividend rate
(in millions, except shares)	2009		2008		2009		2008		Minimum	Maximum

ESOP Preferred Stock (1)
2008	127,418		156,914		$127		157		10.50%	11.50
2007	106,624		110,159		107		110		10.75	11.75
2006	80,572		83,249		81		83		10.75	11.75
2005	60,437		62,484		61		63		9.75	10.75
2004	44,425		45,950		44		46		8.50	9.50
2003	28,250		29,218		28		29		8.50	9.50
2002	18,249		18,889		18		19		10.50	11.50
2001	10,073		10,393		10		10		10.50	11.50
2000	2,572		2,644		3		3		11.50	12.50

Total ESOP Preferred Stock	478,620		519,900		$479		520

Unearned ESOP shares (2)					$(511)		(555)

(1)	Liquidation preference $1,000. Additional paid-in capital included $32 million at September 30, 2009, and $35 million at December 31, 2008, related to preferred stock.
(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

14. EMPLOYEE BENEFITS
We sponsor noncontributory qualified defined benefit retirement plans including the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of legacy Wells Fargo, and the Wachovia Corporation Pension Plan (Pension Plan), a cash balance plan that covers eligible employees of the Wachovia Corporation.
The net periodic benefit cost was:

	2009			2008
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended September 30,
Service cost	$2	—	4	73	4	3
Interest cost	150	11	20	69	5	10
Expected return on plan assets	(160)	—	(7)	(119)	—	(10)
Amortization of net actuarial loss (1)	20	—	—	—	3	—
Amortization of prior service cost	—	—	(1)	—	(1)	(1)
Curtailment gain	—	—	—	—	—	—

Net periodic benefit cost	$12	11	16	23	11	2

Nine months ended September 30,
Service cost	$209	8	10	219	11	10
Interest cost	444	32	62	207	16	30
Expected return on plan assets	(483)	—	(21)	(358)	—	(30)
Amortization of net actuarial loss (1)	174	3	2	—	10	—
Amortization of prior service cost	—	(3)	(3)	—	(4)	(3)
Curtailment gain	(32)	(35)	—	—	—	—

Net periodic benefit cost	$312	5	50	68	33	7

(1)	Net actuarial loss is generally amortized over five years.
On April 28, 2009, the Board of Directors approved amendments to freeze the benefits earned under the Wells Fargo qualified and supplemental Cash Balance Plans and the Pension Plan, and to merge the Pension Plan into the qualified Cash Balance Plan. These actions became effective on July 1, 2009.
Freezing and merging the above plans resulted in a re-measurement of the pension obligations and plan assets as of April 30, 2009. Freezing and re-measuring decreased the pension obligations by approximately $945 million and decreased cumulative OCI by approximately $725 million pre tax ($456 million after tax) in second quarter 2009. The re-measurement resulted in a decrease in the fair value of plan assets of approximately $150 million. We used a discount rate of 7.75% for the April 30, 2009, re-measurement based on our consistent methodology of determining our discount rate based on an established yield curve developed by our outside actuarial firm. This methodology incorporates a broad group of top quartile Aa or higher rated bonds. We determined the discount rate by matching this yield curve with the timing and amounts of the expected benefit payments for our plans.
As a result of freezing our pension plans, we revised our amortization life for actuarial gains and losses from five years to 13 years to reflect the estimated average remaining participation period.
These actions lowered pension cost by approximately $187 million for third quarter 2009, and $312 million for the first nine months of 2009, which included $67 million of one-time curtailment gains. These actions are expected to reduce pension cost in fourth quarter 2009 by approximately $188 million.

Although we will not be required to make a contribution in 2009 for the Cash Balance Plan, our decision on how much to contribute, if any, will be based on the maximum deductible contribution under the Internal Revenue Code and other factors, including the actual investment performance of plan assets during 2009. Given these uncertainties, we cannot estimate at this time the amount, if any, that we will contribute in 2009 to the Cash Balance Plan.
15. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)	2009	2008		2009	2008

Wells Fargo net income (numerator)	$3,235	1,637		9,452	5,389
Less: Preferred stock dividends and accretion	(598)	—		(1,856)	—

Wells Fargo net income applicable to common stock (numerator)	$2,637	1,637		7,596	5,389

Earnings per common share
Average common shares outstanding (denominator)	4,678.3	3,316.4		4,471.2	3,309.6
Per share	$0.56	0.49		1.70	1.63

Diluted earnings per common share
Average common shares outstanding	4,678.3	3,316.4		4,471.2	3,309.6
Add: Stock options	27.7	14.5		13.8	13.7
Restricted share rights	0.4	0.1		0.3	0.1

Diluted average common shares outstanding (denominator)	4,706.4	3,331.0		4,485.3	3,323.4

Per share	$0.56	0.49		1.69	1.62

At September 30, 2009, options and warrants to purchase 284.5 million and 110.3 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore were antidilutive. At September 30, 2008, options to purchase 173.7 million shares were antidilutive and, accordingly, were not included on a share-equivalent basis in the calculation of diluted earnings per common share.

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
Community Banking serves customers through a complete range of channels, including traditional banking stores, in-store banking centers, business centers, ATMs, and Wells Fargo Customer Connection, a 24-hours a day, seven days a week telephone service. Online banking services include single sign-on to online banking, bill pay and brokerage, as well as online banking for small business.
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
Wealth, Brokerage and Retirement provides services including comprehensive planning and advice, investment management, brokerage, private banking, estate planning strategies, trust, insurance and retirement. Wealth Management uses an integrated model to provide affluent and high-net-worth customers with a complete range of wealth management solutions and services. Family Wealth meets the unique needs of ultra-high-net-worth customers managing multi-generational assets – those with at least $50 million in assets. Retail Brokerage’s financial advisors serve customers’ advisory, brokerage and financial needs, including investment management, portfolio monitoring and estate planning as part of one of the largest full-service brokerage firms in the United States. They also offer access to banking products, insurance, and investment banking services. First Clearing LLC, our correspondent clearing firm, provides technology, product and other business support to broker-dealers across the United States. Retirement supports individual investors’ retirement needs and is a leader in 401(k) and pension record keeping, investment services, trust and custody solutions for U.S. companies and their employees. The division also provides investments and executive benefits to institutional clients and delivers reinsurance services to global insurance companies.
Other includes corporate items (such as integration expenses) not specific to a business segment and elimination of certain items that are included in more than one business segment.

The following table presents certain financial information and related metrics by operating segment and in total for the consolidated company.

	Community		Wholesale		Wealth, Brokerage				Consolidated
(income/expense in millions,	Banking		Banking		and Retirement		Other (3)		Company

average balances in billions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Quarter ended September 30,
Net interest income (1)	$8,700	5,293	2,535	1,065	743	223	(294)	(200)	11,684	6,381
Provision for credit losses	4,572	2,202	1,361	294	234	3	(56)	(4)	6,111	2,495
Noninterest income	6,443	3,209	2,381	631	2,223	458	(265)	(302)	10,782	3,996
Noninterest expense	6,802	3,982	2,630	1,329	2,314	498	(62)	(308)	11,684	5,501

Income (loss) before income tax expense (benefit)	3,769	2,318	925	73	418	180	(441)	(190)	4,671	2,381
Income tax expense (benefit)	1,046	764	325	(30)	151	68	(167)	(72)	1,355	730

Net income (loss) before noncontrolling interests	2,723	1,554	600	103	267	112	(274)	(118)	3,316	1,651
Less: Net income from noncontrolling interests	56	14	2	—	23	—	—	—	81	14

Net income (loss) (2)	$2,667	1,540	598	103	244	112	(274)	(118)	3,235	1,637

Average loans	$534.7	287.1	247.0	116.3	45.4	15.9	(16.9)	(15.1)	810.2	404.2
Average assets	785.2	452.3	369.3	158.1	108.6	19.1	(17.0)	(15.3)	1,246.1	614.2
Average core deposits	530.3	252.8	146.9	64.4	116.4	23.5	(34.3)	(20.6)	759.3	320.1

Nine months ended September 30,
Net interest income (1)	$25,981	15,246	7,381	3,116	2,244	576	(782)	(519)	34,824	18,419
Provision for credit losses	12,840	6,833	2,644	701	374	9	(103)	(8)	15,755	7,535
Noninterest income	17,922	10,328	7,680	3,170	6,347	1,422	(783)	(939)	31,166	13,981
Noninterest expense	21,625	12,187	7,968	4,031	6,822	1,480	(216)	(910)	36,199	16,788

Income (loss) before income tax expense (benefit)	9,438	6,554	4,449	1,554	1,395	509	(1,246)	(540)	14,036	8,077
Income tax expense (benefit)	2,734	2,265	1,590	385	531	193	(473)	(205)	4,382	2,638

Net income (loss) before noncontrolling interests	6,704	4,289	2,859	1,169	864	316	(773)	(335)	9,654	5,439
Less: Net income (loss) from noncontrolling interests	190	43	14	7	(2)	—	—	—	202	50

Net income (loss) (2)	$6,514	4,246	2,845	1,162	866	316	(773)	(335)	9,452	5,389

Average loans	$542.7	284.4	260.7	108.3	46.0	14.8	(16.3)	(14.2)	833.1	393.3
Average assets	794.1	441.3	384.8	149.9	107.6	17.9	(16.4)	(14.4)	1,270.1	594.7
Average core deposits	537.4	250.2	141.2	65.8	110.9	22.3	(29.8)	(19.7)	759.7	318.6

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.

(2)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the Consolidated Company.

(3)	Includes integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing wealth management customers serviced and products sold in the stores.

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its wholly-owned subsidiaries (WFFI).
Condensed Consolidating Statement of Income

	Quarter ended Sept. 30, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,411	—	—	(2,411)	—
Nonbank	200	—	—	(200)	—
Interest income from loans	—	827	9,346	(3)	10,170
Interest income from subsidiaries	480	—	—	(480)	—
Other interest income	104	27	3,662	5	3,798

Total interest income	3,195	854	13,008	(3,089)	13,968

Deposits	—	—	917	(12)	905
Short-term borrowings	32	11	156	(167)	32
Long-term debt	761	304	592	(356)	1,301
Other interest expense	—	—	46	—	46

Total interest expense	793	315	1,711	(535)	2,284

Net interest income	2,402	539	11,297	(2,554)	11,684
Provision for credit losses	—	463	5,648	—	6,111

Net interest income after provision for credit losses	2,402	76	5,649	(2,554)	5,573

Noninterest income
Fee income — nonaffiliates	—	32	5,844	—	5,876
Other	339	57	5,186	(676)	4,906

Total noninterest income	339	89	11,030	(676)	10,782

Noninterest expense
Salaries and benefits	29	42	6,442	—	6,513
Other	110	179	5,589	(707)	5,171

Total noninterest expense	139	221	12,031	(707)	11,684

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	2,602	(56)	4,648	(2,523)	4,671
Income tax expense (benefit)	(175)	(18)	1,548	—	1,355
Equity in undistributed income of subsidiaries	458	—	—	(458)	—

Net income (loss) before noncontrolling interests	3,235	(38)	3,100	(2,981)	3,316
Less: Net income from noncontrolling interests	—	1	80	—	81

Parent, WFFI, Other and Wells Fargo net income (loss)	$3,235	(39)	3,020	(2,981)	3,235

Condensed Consolidating Statement of Income

	Quarter ended Sept. 30, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$501	—	—	(501)	—
Nonbank	—	—	—	—	—
Interest income from loans	—	1,312	5,590	(14)	6,888
Interest income from subsidiaries	716	—	—	(716)	—
Other interest income	69	26	1,823	(32)	1,886

Total interest income	1,286	1,338	7,413	(1,263)	8,774

Deposits	—	—	1,128	(109)	1,019
Short-term borrowings	141	58	542	(249)	492
Long-term debt	686	443	157	(404)	882

Total interest expense	827	501	1,827	(762)	2,393

Net interest income	459	837	5,586	(501)	6,381
Provision for credit losses	—	648	1,847	—	2,495

Net interest income after provision for credit losses	459	189	3,739	(501)	3,886

Noninterest income
Fee income – nonaffiliates	—	109	2,621	—	2,730
Other	(42)	39	1,697	(428)	1,266

Total noninterest income	(42)	148	4,318	(428)	3,996

Noninterest expense
Salaries and benefits	(82)	151	3,050	—	3,119
Other	46	285	2,479	(428)	2,382

Total noninterest expense	(36)	436	5,529	(428)	5,501

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	453	(99)	2,528	(501)	2,381
Income tax expense (benefit)	(49)	(31)	810	—	730
Equity in undistributed income of subsidiaries	1,135	—	—	(1,135)	—

Net income (loss) before noncontrolling interests	1,637	(68)	1,718	(1,636)	1,651
Less: Net income from noncontrolling interests	—	1	13	—	14

Parent, WFFI, Other and Wells Fargo net income (loss)	$1,637	(69)	1,705	(1,636)	1,637

Condensed Consolidating Statement of Income

	Nine months ended Sept. 30, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,128	—	—	(3,128)	—
Nonbank	409	—	—	(409)	—
Interest income from loans	—	2,679	28,800	(12)	31,467
Interest income from subsidiaries	1,711	—	—	(1,711)	—
Other interest income	331	80	10,704	—	11,115

Total interest income	5,579	2,759	39,504	(5,260)	42,582

Deposits	—	—	2,894	(33)	2,861
Short-term borrowings	146	28	730	(694)	210
Long-term debt	2,650	1,010	2,074	(1,169)	4,565
Other interest expense	—	—	122	—	122

Total interest expense	2,796	1,038	5,820	(1,896)	7,758

Net interest income	2,783	1,721	33,684	(3,364)	34,824
Provision for credit losses	—	1,486	14,269	—	15,755

Net interest income after provision for credit losses	2,783	235	19,415	(3,364)	19,069

Noninterest income
Fee income — nonaffiliates	—	115	16,871	—	16,986
Other	653	128	15,211	(1,812)	14,180

Total noninterest income	653	243	32,082	(1,812)	31,166

Noninterest expense
Salaries and benefits	311	92	19,329	—	19,732
Other	373	550	17,385	(1,841)	16,467

Total noninterest expense	684	642	36,714	(1,841)	36,199

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	2,752	(164)	14,783	(3,335)	14,036
Income tax expense (benefit)	(409)	(53)	4,844	—	4,382
Equity in undistributed income of subsidiaries	6,291	—	—	(6,291)	—

Net income (loss) before noncontrolling interests	9,452	(111)	9,939	(9,626)	9,654
Less: Net income from noncontrolling interests	—	1	201	—	202

Parent, WFFI, Other and Wells Fargo net income (loss)	$9,452	(112)	9,738	(9,626)	9,452

Condensed Consolidating Statement of Income

	Nine months ended Sept. 30, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,656	—	—	(1,656)	—
Nonbank	11	—	—	(11)	—
Interest income from loans	2	4,058	16,894	(48)	20,906
Interest income from subsidiaries	2,286	—	—	(2,286)	—
Other interest income	163	81	5,141	(121)	5,264

Total interest income	4,118	4,139	22,035	(4,122)	26,170

Deposits	—	—	4,055	(379)	3,676
Short-term borrowings	397	197	1,475	(795)	1,274
Long-term debt	2,201	1,402	479	(1,281)	2,801

Total interest expense	2,598	1,599	6,009	(2,455)	7,751

Net interest income	1,520	2,540	16,026	(1,667)	18,419
Provision for credit losses	—	1,628	5,907	—	7,535

Net interest income after provision for credit losses	1,520	912	10,119	(1,667)	10,884

Noninterest income
Fee income — nonaffiliates	—	329	7,630	—	7,959
Other	325	139	6,902	(1,344)	6,022

Total noninterest income	325	468	14,532	(1,344)	13,981

Noninterest expense
Salaries and benefits	(167)	635	9,295	—	9,763
Other	(14)	838	7,545	(1,344)	7,025

Total noninterest expense	(181)	1,473	16,840	(1,344)	16,788

Income (loss) before income tax expense and equity in undistributed income of subsidiaries	2,026	(93)	7,811	(1,667)	8,077
Income tax expense (benefit)	47	(19)	2,610	—	2,638
Equity in undistributed income of subsidiaries	3,410	—	—	(3,410)	—

Net income (loss) before noncontrolling interests	5,389	(74)	5,201	(5,077)	5,439
Less: Net income from noncontrolling interests	—	1	49	—	50

Parent, WFFI, Other and Wells Fargo net income (loss)	$5,389	(75)	5,152	(5,077)	5,389

Condensed Consolidating Balance Sheet

	Sept. 30, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Assets
Cash and cash equivalents due from:
Subsidiary banks	$28,436	201	—	(28,637)	—
Nonaffiliates	—	189	34,535	—	34,724
Securities available for sale	4,908	2,702	176,204	—	183,814
Mortgages and loans held for sale	—	—	41,384	—	41,384
Loans	8	35,863	765,858	(1,777)	799,952
Loans to subsidiaries:
Bank	8,060	—	—	(8,060)	—
Nonbank	60,068	—	—	(60,068)	—
Allowance for loan losses	—	(1,837)	(22,191)	—	(24,028)

Net loans	68,136	34,026	743,667	(69,905)	775,924

Investments in subsidiaries:
Bank	127,042	—	—	(127,042)	—
Nonbank	21,072	—	—	(21,072)	—
Other assets	12,494	1,473	198,945	(20,133)	192,779

Total assets	$262,088	38,591	1,194,735	(266,789)	1,228,625

Liabilities and equity
Deposits	$—	—	821,672	(24,924)	796,748
Short-term borrowings	1,522	11,179	54,172	(36,073)	30,800
Accrued expenses and other liabilities	6,080	1,438	71,697	(21,354)	57,861
Long-term debt	122,312	24,495	93,995	(26,510)	214,292
Indebtedness to subsidiaries	10,024	—	—	(10,024)	—

Total liabilities	139,938	37,112	1,041,536	(118,885)	1,099,701

Parent, WFFI, other and Wells Fargo stockholders’ equity	122,150	1,464	146,440	(147,904)	122,150
Noncontrolling interests	—	15	6,759	—	6,774

Total equity	122,150	1,479	153,199	(147,904)	128,924

Total liabilities and equity	$262,088	38,591	1,194,735	(266,789)	1,228,625

Condensed Consolidating Balance Sheet

	Dec. 31, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Assets
Cash and cash equivalents due from:
Subsidiary banks	$15,658	246	—	(15,904)	—
Nonaffiliates	—	180	73,016	—	73,196
Securities available for sale	4,950	2,130	144,494	(5)	151,569
Mortgages and loans held for sale	—	—	26,316	—	26,316
Loans	9	45,930	827,242	(8,351)	864,830
Loans to subsidiaries:
Bank	21,745	—	—	(21,745)	—
Nonbank	68,527	—	—	(68,527)	—
Allowance for loan losses	—	(2,359)	(18,654)	—	(21,013)

Net loans	90,281	43,571	808,588	(98,623)	843,817

Investments in subsidiaries:
Bank	105,721	—	—	(105,721)	—
Nonbank	24,094	—	—	(24,094)	—
Other assets	34,949	1,756	213,099	(35,063)	214,741

Total assets	$275,653	47,883	1,265,513	(279,410)	1,309,639

Liabilities and equity
Deposits	$—	—	791,728	(10,326)	781,402
Short-term borrowings	23,434	12,911	150,156	(78,427)	108,074
Accrued expenses and other liabilities	7,426	1,179	55,721	(13,637)	50,689
Long-term debt	134,026	31,704	137,118	(35,690)	267,158
Indebtedness to subsidiaries	11,683	—	—	(11,683)	—

Total liabilities	176,569	45,794	1,134,723	(149,763)	1,207,323
Parent, WFFI, other and Wells Fargo stockholders’ equity	99,084	2,074	127,573	(129,647)	99,084
Noncontrolling interests	—	15	3,217	—	3,232

Total equity	99,084	2,089	130,790	(129,647)	102,316

Total liabilities and equity	$275,653	47,883	1,265,513	(279,410)	1,309,639

Condensed Consolidating Statement of Cash Flows

	Nine months ended Sept. 30, 2009
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$4,113	1,271	19,866	25,250

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	655	679	45,003	46,337
Prepayments and maturities	—	267	28,479	28,746
Purchases	(346)	(1,422)	(87,627)	(89,395)
Loans:
Decrease (increase) in banking subsidiaries’ loan originations, net of collections	—	(646)	44,983	44,337
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	4,569	4,569
Purchases (including participations) of loans by banking subsidiaries	—	—	(2,007)	(2,007)
Principal collected on nonbank entities’ loans	—	7,815	2,409	10,224
Loans originated by nonbank entities	—	(3,886)	(3,231)	(7,117)
Net repayments from (advances to) subsidiaries	14,988	—	(14,988)	—
Capital notes and term loans made to subsidiaries	(80)	—	80	—
Principal collected on notes/loans made to subsidiaries	7,179	—	(7,179)	—
Net decrease (increase) in investment in subsidiaries	(5,209)	—	5,209	—
Net cash paid for acquisitions	—	—	(132)	(132)
Net change in noncontrolling interests	—	1	(356)	(355)
Other, net	22,486	147	16,959	39,592

Net cash provided by investing activities	39,673	2,955	32,171	74,799

Cash flows from financing activities:
Net change in:
Deposits	—	—	15,212	15,212
Short-term borrowings	(20,492)	2,740	(59,522)	(77,274)
Long-term debt:
Proceeds from issuance	3,665	—	1,138	4,803
Repayment	(20,158)	(7,002)	(28,172)	(55,332)
Preferred stock:
Cash dividends paid	(1,616)	—	—	(1,616)
Common stock:
Proceeds from issuance	9,590	—	—	9,590
Repurchased	(80)	—	—	(80)
Cash dividends paid	(1,891)	—	—	(1,891)
Excess tax benefits related to stock option payments	9	—	—	9
Other, net	(35)	—	35	—

Net cash used by financing activities	(31,008)	(4,262)	(71,309)	(106,579)

Net change in cash and due from banks	12,778	(36)	(19,272)	(6,530)
Cash and due from banks at beginning of period	15,658	426	7,679	23,763

Cash and due from banks at end of period	$28,436	390	(11,593)	17,233

Condensed Consolidating Statement of Cash Flows

	Nine months ended Sept. 30, 2008
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$160	1,419	10,622	12,201

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	2,511	710	36,477	39,698
Prepayments and maturities	—	247	15,632	15,879
Purchases	(2,770)	(1,013)	(70,598)	(74,381)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(1,177)	(30,829)	(32,006)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	1,843	1,843
Purchases (including participations) of loans by banking subsidiaries	—	—	(4,329)	(4,329)
Principal collected on nonbank entities’ loans	—	11,614	3,848	15,462
Loans originated by nonbank entities	—	(11,085)	(2,795)	(13,880)
Net repayments from (advances to) subsidiaries	(5,146)	—	5,146	—
Capital notes and term loans made to subsidiaries	(708)	—	708	—
Principal collected on notes/loans made to subsidiaries	6,179	—	(6,179)	—
Net decrease (increase) in investment in subsidiaries	(450)	—	450	—
Net cash paid for acquisitions	(427)	—	(163)	(590)
Net change in noncontrolling interests	—	—	(34)	(34)
Other, net	430	11	(5,713)	(5,272)

Net cash used by investing activities	(381)	(693)	(56,536)	(57,610)

Cash flows from financing activities:
Net change in:
Deposits	—	—	7,370	7,370
Short-term borrowings	8,006	5,360	18,432	31,798
Long-term debt:
Proceeds from issuance	13,529	1,113	8,109	22,751
Repayment	(13,678)	(7,269)	5,508	(15,439)
Common stock:
Proceeds from issuance	1,269	—	—	1,269
Repurchased	(1,162)	—	—	(1,162)
Cash dividends paid	(3,178)	—	—	(3,178)
Excess tax benefits related to stock option payments	104	—	—	104

Net cash provided (used) by financing activities	4,890	(796)	39,419	43,513

Net change in cash and due from banks	4,669	(70)	(6,495)	(1,896)

Cash and due from banks at beginning of period	14,989	483	(715)	14,757

Cash and due from banks at end of period	$19,658	413	(7,210)	12,861

18. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks and thrifts are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB), the Office of the Comptroller of the Currency and the Office of Thrift Supervision, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. At September 30, 2009, the amount of trust preferred securities and perpetual preferred purchase securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was approximately $19.3 billion. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of September 30, 2009:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$150.1	14.66%	≥	$81.9	≥	8.00%
Wells Fargo Bank, N.A.	53.5	11.82	≥	36.2	≥	8.00		≥	$45.3	≥	10.00%
Wachovia Bank, N.A.	60.9	13.60	≥	35.8	≥	8.00		≥	44.8	≥	10.00

Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	108.8	10.63	≥	41.0	≥	4.00
Wells Fargo Bank, N.A.	38.1	8.41	≥	18.1	≥	4.00		≥	27.2	≥	6.00
Wachovia Bank, N.A.	39.6	8.85	≥	17.9	≥	4.00		≥	26.9	≥	6.00

Tier 1 capital (to average assets) (Leverage ratio)
Wells Fargo & Company	108.8	9.03	≥	48.2	≥	4.00	(1)
Wells Fargo Bank, N.A.	38.1	7.13	≥	21.4	≥	4.00	(1)	≥	26.7	≥	5.00
Wachovia Bank, N.A.	39.6	7.87	≥	20.2	≥	4.00	(1)	≥	25.2	≥	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2009, each seller/servicer met these requirements.
Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At September 30, 2009, each of these subsidiaries met these requirements.

GLOSSARY OF ACRONYMS

ABCP	Asset-backed commercial paper
AICPA	American Institute of Certified Public Accountants
ALCO	Asset/Liability Management Committee
AMTN	Australian medium-term note program
ARRA	American Recovery and Reinvestment Act of 2009
ARS	Auction rate security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ARM	Adjustable-rate mortgage
AVM	Automated valuation model
CDs	Certificates of deposit
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CPP	Capital Purchase Program
CPR	Constant prepayment rate
CRE	Commercial real estate
EITF	Emerging Issues Task Force
ESOP	Employee Stock Ownership Plan
FAS	Statement of Financial Accounting Standards
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Company
FICO	Fair Isaac Corporation (credit rating)
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government sponsored entity
IRA	Individual Retirement Account
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed security
MHFS	Mortgages held for sale
MSR	Mortgage servicing right
NAV	Net asset value
NPA	Nonperforming asset
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCI Loans	Purchased credit-impaired loans are acquired loans with evidence of credit deterioration accounted for under FASB ASC 310-30 (AICPA Statement of Position 03-3)
PTPP	Pre-tax pre-provision profit
QSPE	Qualifying special purpose entity

GLOSSARY OF ACRONYMS (continued from previous page)

RBC	Risk-based capital
ROA	Wells Fargo net income to average total assets
ROE	Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity
SAFS	Securities available for sale
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
S&P	Standard & Poors
SIV	Structured investment vehicle
SPE	Special purpose entity
TDR	Troubled debt restructuring
TLGP	Temporary Liquidity Guarantee Program
VA	Department of Veterans Affairs
VAR	Value-at-risk
VIE	Variable interest entity
WFFCC	Wells Fargo Financial Canada Corporation
WFFI	Wells Fargo Financial, Inc. and its wholly-owned subsidiaries

CODIFICATION CROSS REFERENCE

Codification Topic	Superseded Authoritative Accounting Literature

FASB ASC 260, Earnings Per Share	FAS 128, Earnings Per Share, and FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

FASB ASC 310, Receivables	FAS 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, and AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

FASB ASC 320, Investments — Debt and Equity Securities	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

FASB ASC 715, Compensation — Retirement Benefits	FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets

FASB ASC 718, Compensation — Stock Compensation	FAS 123(R), Share-Based Payment

FASB ASC 805, Business Combinations	FAS 141(R), Business Combinations

FASB ASC 810, Consolidation	FAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

FASB ASC 815, Derivatives and Hedging	FAS 133, Accounting for Derivative Instruments and Hedging Activities, and FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

FASB ASC 820, Fair Value Measurements and Disclosures	FAS 157, Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

FASB ASC 825, Financial Instruments	FAS 107, Disclosures about Fair Value of Financial Instruments, and
FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, and
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

FASB ASC 855, Subsequent Events	FAS 165, Subsequent Events

FASB ASC 860, Transfers and Servicing	FAS 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2009.

				Maximum number of
	Total number			shares that may yet
	of shares		Weighted-average	be repurchased under
Calendar month	repurchased	(1)	price paid per share	the authorizations

July	50,617		$24.37	11,574,348
August	449,403		28.00	11,124,945
September	121,822		28.77	11,003,123

Total	621,842

(1)	All shares were repurchased under the authorization covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 23, 2008. Unless modified or revoked by the Board, this authorization does not expire.
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

Dated: November 6, 2009	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	Certificate of Designations for the Company’s 2008 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(e)	Certificate Eliminating the Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(f)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series A.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed May 19, 2008.

3(g)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed September 10, 2008.

3(h)	Certificate of Designations for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 30, 2008.

3(i)	Certificate of Designations for the Company’s Dividend Equalization Preferred Shares.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(j)	Certificate of Designations for the Company’s Class A Preferred Stock, Series G.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(k)	Certificate of Designations for the Company’s Class A Preferred Stock, Series H.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(l)	Certificate of Designations for the Company’s Class A Preferred Stock, Series I.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(m)	Certificate of Designations for the Company’s 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J.	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(n)	Certificate of Designations for the Company’s Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series K.	Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(o)	Certificate of Designations for the Company’s 7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L.	Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(p)	Certificate Eliminating the Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed April 13, 2009.

Exhibit
Number	Description							Location

3(q)	By-Laws.							Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(q).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

12(a)	Computation of Ratios of Earnings to Fixed Charges:							Filed herewith.

	Quarter ended				Nine months ended
		Sept. 30		,	Sept. 30		,
		2009	2008		2009	2008

	Including interest on deposits	2.90	1.97		2.70	2.01

	Excluding interest on deposits	4.05	2.65		3.62	2.89

(Computation is based on Wells Fargo net income.)

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:							Filed herewith.

	Quarter ended				Nine months ended
		Sept. 30		,	Sept. 30		,
		2009	2008		2009	2008

	Including interest on deposits	2.15	1.97		2.03	2.01

	Excluding interest on deposits	2.59	2.65		2.39	2.89

(Computation is based on Wells Fargo net income.)

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.							Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.							Furnished herewith.

Exhibit
Number	Description	Location
101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2009 and 2008; (ii) Consolidated Balance Sheet at September 30, 2009, and December 31, 2008; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2009 and 2008; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008; and (v) Notes to Financial Statements, tagged as blocks of text.	Furnished herewith.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.