Form 10-K
period 2009-12-31
WELLS FARGO & CO/MN
filed 2010-02-26
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009                    Commission File Number 001-2979
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
Dividend Equalization Preferred Shares, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes   Ö     No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes          No   Ö
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.             Yes   Ö     No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes   Ö     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).
Yes          No   Ö
At June 30, 2009, the aggregate market value of common stock held by non-affiliates was approximately $111.9 billion, based on a closing price of $24.26. At January 31, 2010, 5,180,727,661 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K

1. Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2009 (“2009 Annual Report to Stockholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.

2. Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2010 (“2010 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EX-10.A
EX-10.C
EX-10.F
EX-10.W
EX-10.AA
EX-12.A
EX-12.B
EX-13
EX-21
EX-23
EX-24
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99.A
EX-99.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I.
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
We are the product of two significant mergers, the first occurring on November 2, 1998, between Norwest Corporation (Norwest) and the former Wells Fargo & Company, in which Norwest survived the merger and assumed the Wells Fargo & Company name, and the second occurring on December 31, 2008, between the Company and Wachovia Corporation (Wachovia) in which the Company survived the merger. We acquired Wachovia in a transaction valued at $12.5 billion to Wachovia common stockholders. Wachovia, based in Charlotte, North Carolina, was one of the nation’s largest diversified financial services companies, providing a broad range of retail banking and brokerage, asset and wealth management, and corporate and investment banking products and services to customers through 3,300 financial centers in 21 states from Connecticut to Florida and west to Texas and California, and nationwide retail brokerage, mortgage lending and auto finance businesses.
At December 31, 2009, we had assets of $1.2 trillion, loans of $783 billion, deposits of $824 billion and stockholders’ equity of $112 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2009, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $609 billion, or 49% of the Company’s assets. As a result of our acquisition with Wachovia, we also owned Wachovia Bank, N.A., with assets of $510 billion at December 31, 2009.
At December 31, 2009, we had 267,300 active, full-time equivalent team members.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free at www.wellsfargo.com (select “About Us,” then “Investor Relations – More,” then “More SEC Filings”) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). They are also available free on the SEC’s website at www.sec.gov.

DESCRIPTION OF BUSINESS
General
We are a diversified financial services company. We provide retail, commercial and corporate banking services through banking stores located in 39 states and the District of Columbia:

Alabama	Iowa	North Dakota
Alaska	Kansas	Ohio
Arizona	Maryland	Oregon
Arkansas	Michigan	Pennsylvania
California	Minnesota	South Carolina
Colorado	Mississippi	South Dakota
Connecticut	Montana	Tennessee
Delaware	Nebraska	Texas
Florida	Nevada	Utah
Georgia	New Jersey	Virginia
Idaho	New Mexico	Washington
Illinois	New York	Wisconsin
Indiana	North Carolina	Wyoming
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
We have three operating segments for management reporting purposes: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The 2009 Annual Report to Stockholders includes financial information and descriptions of these operating segments.
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
REGULATION AND SUPERVISION
We describe below, and in Notes 3 (Cash, Loan and Dividend Restrictions) and 25 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2009 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Risk Factors” section in the 2009 Annual Report to Stockholders for additional information.
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
Subsidiary Banks. Our subsidiary national banks are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and also by the Federal Deposit Insurance Corporation (FDIC) and the FRB. The foreign branches and representative offices of our subsidiary national banks are subject to regulation and examination by their respective foreign financial regulators as well as by the OCC and the FRB. Our state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments.

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
Parent Bank Holding Company Activities
“Financial in Nature” Requirement. We became a financial holding company effective March 13, 2000. We continue to maintain our status as a bank holding company for purposes of other FRB regulations. As a bank holding company that has elected to become a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. “Complimentary activities” are activities that the FRB determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk.
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
Dividend Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal bank regulatory agencies have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2009 Annual Report to Stockholders.
The Parent’s Board reduced its quarterly common stock dividend to $0.05 per share in second quarter 2009 to retain current period earnings and build common equity. As a participant in the Supervisory Capital Assessment Program (SCAP) the Parent must consult with the Federal Reserve staff before increasing the level of dividends. The FRB published clarifying supervisory guidance in first quarter 2009, SR 09-4 Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies, pertaining to the FRB’s criteria, assessment and approval process for reductions in capital. As with all 19 participants in the SCAP, under this supervisory letter, before raising our common dividend, the Parent must consult with the Federal Reserve staff and demonstrate that its actions are consistent with the existing supervisory guidance, including demonstrating that its internal capital assessment process is consistent with the complexity of its activities and risk profile.

Holding Company Structure
Transfer of Funds from Subsidiary Banks. The Parent’s subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiaries to the Parent and its nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured by qualifying collateral. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms.
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
National banks and bank holding companies currently are required to maintain Tier 1 capital and the sum of Tier 1 and Tier 2 capital equal to at least 4% and 8%, respectively, of their total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). The risk-based capital rules state that the capital requirements are minimum standards based primarily on broad credit-risk considerations and do not take into account the other types of risk a banking organization may be exposed to (e.g., interest rate, market, liquidity and operational risks). The FRB may, therefore, set higher capital requirements for categories of banks (e.g. systematically important firms), or for an individual bank as situations warrant. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. For these reasons, we are expected to operate with a capital position well above the minimum ratios, with the amount of capital held to be determined by us though an internal capital assessment that corresponds to our broad risk exposure.
The regulatory capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 capital and that banking organizations should avoid overreliance on non-common equity elements. During 2009, in conjunction with the FRB’s SCAP stress test process, the ratio of Tier 1 common equity to risk weighted assets became significant as a measurement of the predominance of common equity in Tier 1 capital. There is currently no mandated minimum ratio.
In June 2004, the Basel Committee on Bank Supervision published new international guidelines for determining regulatory capital that are designed to be more risk sensitive than the existing framework and to promote enhanced risk management practices among large, internationally active banking organizations. The United States federal bank regulatory agencies each approved a final rule similar to the international guidelines in November 2007. This new advance capital adequacy framework is known as “Basel II,” and is intended to more closely align regulatory capital requirements with actual risks. Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. Embodied within these pillars are aspects of risk strategy, measurement and management that relate to credit risk, market risk, and operational risk. Banking organizations are required to enhance the measurement and management of those risks through the use of advanced approaches for calculating risk-based capital requirements. Basel II includes safeguards that include a requirement that banking organizations conduct a parallel run over a period of four consecutive calendar quarters for measuring regulatory capital under the new regulatory capital rules and the existing general risk-based capital rules before solely operating under the Basel II framework; a requirement that an institution satisfactorily complete a series of transitional periods before operating under Basel II without floors; and a commitment by the federal bank regulatory agencies to conduct ongoing analysis of the framework to ensure Basel II is working as intended. Following a successful parallel run period, a banking organization would have to progress through three transitional periods (each lasting at least one year), during which there would be floors on potential declines in risk-based capital requirements as calculated under the current rules. Those transitional floors provide for maximum cumulative reductions of required risk-based capital of 5% during the first year of implementation, 10% in the second year and 15% in the third year. A banking organization will need approval from its primary Federal regulator to move into each of the transitional floor periods, and at the end of the third transitional floor period to move to full implementation. Wells Fargo is implementing the advanced approach under Basel II, and has established a project management infrastructure to implement the regulations.
In addition, the federal bank regulatory agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdiction. These guidelines provide for a minimum leverage ratio of 3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Institutions not meeting these criteria are required to maintain a leverage ratio of 4%. Our Tier 1 and total risk-based capital ratios and leverage ratio as of December 31, 2009, are included in Note 25 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2009 Annual Report to Stockholders. At December 31, 2009, the Company and each of its subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines.
In addition, in 2009, the FRB conducted a test under the SCAP to forecast capital levels for financial institutions in an adverse economic scenario. Following the results of that stress test, the FRB required the Company to generate a $13.7 billion regulatory capital buffer by November 9, 2009. The Company exceeded this requirement through an $8.6 billion (gross proceeds) common stock offering, strong revenue performance, realization of deferred tax assets, and other internally generated sources, including core deposit intangible amortization.
From time to time, the FRB and the Federal Financial Institutions Examination Council (FFIEC) propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. In addition, the FRB has closely monitored capital levels of the institutions it supervises during the ongoing financial disruption, and may require such institutions to modify capital levels based on FRB determinations. Such determinations, proposals or interpretations could, if implemented in the future, affect our reported capital ratios and net risk-adjusted assets.
As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure, executive compensation and risk management. The agencies are authorized to take action against institutions that fail to meet such standards.
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
Deposit Insurance Assessments
Our bank subsidiaries, including Wells Fargo Bank, N.A. and Wachovia Bank, N.A., are members of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of our banks up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the Act). The Act established a range of 1.15% to 1.50% within which the FDIC board of directors may set the Designated Reserve Ratio (reserve ratio or DRR). The current target DRR is 1.25%. However, the Act has eliminated restrictions on premium rates based on the DRR and granted the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.
To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category. The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures. For large institutions (assets of $10 billion or more), the FDIC generally determines risk by combining supervisory ratings, the institution’s long-term debt issuer ratings and, beginning April 1, 2009, certain financial ratios.
Recent depository institutional failures have resulted in a decline in the DIF reserve ratio to below 1.15%. Under the Act, in October 2008 the FDIC Board adopted a Restoration Plan to return the DIF to its statutorily mandated minimum reserve ratio of 1.15% within five years. In February 2009, given the extraordinary circumstances facing the banking industry, the Board amended its Restoration Plan to allow the Fund seven years to return to the ratio of 1.15%. In May 2009, Congress amended the statute governing establishment of the Plan to allow the FDIC up to eight years to return the DIF reserve ratio back to 1.15%, absent extraordinary circumstances.

In 2009, the FDIC undertook several measures in an effort to replenish the DIF. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set new initial base assessment rates beginning April 1, 2009. Rates range from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate may lower the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raise the rate to 77.5 cents per $100 for depository institutions posing the most risk to the DIF.
On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution’s assessment base for the second quarter 2009. On September 29, 2009, the FDIC increased the annual assessment rates uniformly by 3 basis points beginning in 2011. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used the institution’s assessment rate in effect on September 30, 2009. The combined prepayment amount for our banking subsidiaries was $3.9 billion.
On January 12, 2010, the FDIC issued an advance notice of proposed rulemaking seeking comment on ways the FDIC’s risk-based assessment system could be changed to account for the risks posed by certain employee compensation programs. The FDIC is concerned with adjusting risk-based assessment rates to adequately compensate the DIF for risks inherent in the design of certain compensation programs. Any change to the risk-based assessment system would be intended to improve the way risk is differentiated among institutions rather than generate revenue for the DIF.
All FDIC-insured depository institutions must also pay an annual assessment towards interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.02 to 1.14 cents per $100 of assessable deposits in 2009. The FDIC established the FICO assessment rate effective for first quarter 2010 at 1.06 cents annually per $100 of assessable deposits.
In 2009, under the FDIC’s Temporary Liquidity Guarantee Program, participating institutions paid a premium of 10 cents per $100 to fully insure domestic noninterest-bearing transaction accounts. The assessment was paid on account balances in excess of the insurance limits. Our bank subsidiaries will not participate in this program beginning January 1, 2010.
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
Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of cross-selling products and services between those affiliated companies. This may result in certain cross-sell programs being less effective than they have been in the past.
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
U.S. Treasury’s TARP Capital Purchase Program
On October 28, 2008, we issued preferred stock and a warrant to purchase our common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. On December 23, 2009, we redeemed all of the preferred stock issued to the U.S. Treasury and repaid the entire $25 billion investment plus accrued dividends. The U.S. Treasury continues to hold the warrant. During the period that the U.S. Treasury owned the preferred stock, we were subject to numerous additional regulations, including restrictions on our ability to increase our common stock dividend, limitations on the compensation arrangements for our senior executive officers and the next 20 most highly compensated employees, and additional corporate governance standards. Following the redemption of the preferred stock, we are no longer subject to these regulations other than certain reporting and certification obligations related to activities during 2009.
FDIC Temporary Liquidity Guarantee Program
We participated in the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The TLGP had two components: the Debt Guarantee Program, which provided a temporary guarantee of newly issued senior unsecured debt issued by eligible entities; and the Transaction Account Guarantee Program, which provided a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions. The Debt Guarantee Program expired on October 31, 2009, and Wells Fargo opted out of the Transaction Account Guarantee Program effective December 31, 2009.
Future Legislation
In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. Proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities. These proposals may change banking statutes and regulation and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease our cost of doing business, impact our compensation structure, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.
ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2009 Annual Report to Stockholders under “Financial Review” on pages 34-87 and under “Financial Statements” on pages 90-186. That information is incorporated into this report by reference.
ITEM 1A.      RISK FACTORS
Information in response to this Item 1A can be found in this report on pages 2-13 and in the 2009 Annual Report to Stockholders under “Financial Review – Risk Factors” on pages 81-87. That information is incorporated into this report by reference.
ITEM 1B.      UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.      PROPERTIES
We own our corporate headquarters building in San Francisco, California. We also own administrative facilities in Anchorage, Alaska; Chandler, Phoenix, and Tempe, Arizona; El Monte and San Francisco, California; Minneapolis and Shoreview, Minnesota; Billings, Montana; Omaha, Nebraska; Albuquerque, New Mexico; Portland, Oregon; Sioux Falls, South Dakota; and Salt Lake City, Utah. In addition, we lease office space for various administrative departments in major locations in Arizona, California, Colorado, Minnesota, Nevada, Oregon, Texas and Utah. As a result of the acquisition of Wachovia, we lease a multi-office building complex in Charlotte, North Carolina, and are completing a high rise complex in close proximity. We also own administrative facilities in Irvine, California; St. Louis, Missouri; Charlotte and Raleigh, North Carolina; Summit, New Jersey; and Glen Allen, Virginia. In addition, we lease office space for various administrative departments in major locations in California, Florida, Georgia, Massachusetts, Missouri, New Jersey, New York, North Carolina, Pennsylvania, Texas, and Virginia.
As of December 31, 2009, we provided banking, insurance, investments, mortgage and consumer finance from more than 10,000 stores under various types of ownership and leasehold agreements. We own the Wells Fargo Home Mortgage (Home Mortgage) headquarters in Des Moines, Iowa, and operations/servicing centers in Springfield, Illinois; West Des Moines, Iowa; and Minneapolis, Minnesota. We lease administrative space for Home Mortgage in Tempe, Arizona; San Bernardino, California; Des Moines, Iowa; Frederick, Maryland; Minneapolis, Minnesota; St. Louis, Missouri; Fort Mill, South Carolina; Milwaukee, Wisconsin; and all mortgage production offices nationwide. We own the Wells Fargo Financial, Inc. (WFFI) headquarters and four administrative buildings in Des Moines, Iowa, and an operations center in

Sioux Falls, South Dakota. We lease administrative space for WFFI in Tempe, Arizona; Lake Mary, Florida; Des Moines, Iowa; Kansas City, Kansas; Minneapolis, Minnesota; Mississauga, Ontario; Philadelphia, Pennsylvania; San Juan, Puerto Rico; Aberdeen, South Dakota; Vancouver, Washington; and all store locations. As a result of the acquisition of Wachovia, we own the Wells Fargo Advisors headquarters in St. Louis, Missouri, and operations/servicing centers in Birmingham and Homewood, Alabama; San Leandro, California; St. Louis, Missouri; Charlotte and Winston-Salem, North Carolina; and San Antonio, Texas. We also lease operations/servicing centers in Oakland, California; Jacksonville and Orlando, Florida; Atlanta, Georgia; Winston-Salem, North Carolina; Salem, Oregon; Philadelphia, Pennsylvania; and Roanoke, Virginia.
We are also a joint venture partner in an office building in downtown Minneapolis, Minnesota.
ADDITIONAL INFORMATION
Additional information in response to this Item 2 can be found in the 2009 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other Assets)” on page 123. That information is incorporated into this report by reference.
ITEM 3.           LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2009 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 14 (Guarantees and Legal Actions)” on pages 141-146. That information is incorporated into this report by reference.
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
EXECUTIVE OFFICERS OF THE RESIGSTRANT
Information relating to the Company’s executive officers is included in Item 10 of this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the NYSE (symbol “WFC”). The Quarterly Financial Data table on page 187 of the 2009 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2009, and is incorporated herein by reference. Prices shown represent the daily high and low, and the quarter-end sale prices of the Company’s common stock as reported on the NYSE Composite Transaction Reporting System for the periods indicated. At January 29, 2010, there were 207,047 holders of record of the Company’s common stock.
DIVIDENDS
The dividend restrictions discussions on page 5 of this report and in the 2009 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” on page 111 are incorporated into this report by reference.
REPURCHASES OF COMMON STOCK
In September 2008, our Board of Directors authorized the repurchase of 25 million shares of our common stock. The authorization covered shares repurchased to meet team member benefit plan requirements. The Company maintains a variety of retirement plans for its team members and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate team member preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market.
The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of our capital structure and liquidity, the market price of our common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In addition, repurchases in connection with employees surrendering shares to exercise employee stock options will depend upon the amount and timing of those option exercises. See the “Capital Management” section in the 2009 Annual Report to Stockholders for additional information about our share repurchases.

The following table shows the Company’s repurchases of its common stock for each calendar month in the quarter ended December 31, 2009.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be repurchased under
Calendar month	repurchased (1)	price paid per share	the authorizations

October	466,713	$ 30.18	10,536,410
November	43,298	28.27	10,493,112
December	4,410,407	28.03	6,082,705

Total	4,920,418

(1)	All shares were repurchased under the authorization to repurchase 25 million shares of common stock approved by the Board of Directors and publicly announced on September 23, 2008. Unless modified or revoked by the Board, this authorization does not expire except upon completion of repurchases totaling the amount authorized for repurchase. Repurchase information based on trade date, not settlement date. Pursuant to the Company’s employee stock option plans, participants may exercise stock options by surrendering shares of Company common stock the participants already own as payment of the option exercise price. Repurchases in the table include shares so surrendered which are valued based on the closing price on the business day they were surrendered.

ITEM 6.	SELECTED FINANCIAL DATA
Information in response to this Item 6 can be found in the 2009 Annual Report to Stockholders under “Financial Review” in Table 1 on page 35. That information is incorporated into this report by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2009 Annual Report to Stockholders under “Financial Review” on pages 34-87. That information is incorporated into this report by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2009 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability Management” on pages 66-70. That information is incorporated into this report by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2009 Annual Report to Stockholders under “Financial Statements” on pages 90-186 and under “Quarterly Financial Data” on page 187. That information is incorporated into this report by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the 2009 Annual Report to Stockholders under “Controls and Procedures” on pages 88-89. That information is incorporated into this report by reference.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

Howard I. Atkins (age 59)
Senior Executive Vice President and Chief Financial Officer since August 2005;
Executive Vice President and Chief Financial Officer from August 2001 to August 2005.
Mr. Atkins has served with the Company for 8 years.

Patricia R. Callahan (age 56)
Executive Vice President (Office of Transition) since January 2009;
Executive Vice President (Social Responsibility Group) from June 2008 to December 2008;
Executive Vice President (Compliance and Risk) from June 2005 to September 2007;
Executive Vice President (Human Resources) from November 1998 to June 2005.
Ms. Callahan has served with the Company or its predecessors for 32 years.

David M. Carroll (age 52)
Senior Executive Vice President (Wealth Management, Brokerage and Retirement) since January 2009;
Senior Executive Vice President of Wachovia Corporation from September 2001 to January 2009.
Mr. Carroll has served with the Company or its predecessors for 28 years.

David A. Hoyt (age 54)
Senior Executive Vice President (Wholesale Banking) since August 2005;
Group Executive Vice President (Wholesale Banking) from November 1998 to August 2005.
Mr. Hoyt has served with the Company or its predecessors for 28 years.

Richard D. Levy (age 52)
Executive Vice President and Controller since February 2007;
Senior Vice President and Controller from September 2002 to February 2007.
Mr. Levy has served with the Company for 7 years.

Michael J. Loughlin (age 54)
Executive Vice President and Chief Credit and Risk Officer since April 2006;
Deputy Chief Credit Officer from January 2006 to April 2006;
Executive Vice President of Wells Fargo Bank, N.A. from May 2000 to April 2006.
Mr. Loughlin has served with the Company or its predecessors for 28 years.

Avid Modjtabai (age 48)
Executive Vice President and Chief Information Officer since April 2007;
Executive Vice President (Human Resources) from June 2005 to April 2007;
Executive Vice President (Internet Services) of Wells Fargo Bank, N.A. from March 2001 to June 2005.
Ms. Modjtabai has served with the Company or its predecessors for 16 years.

Mark C. Oman (age 55)
Senior Executive Vice President (Home and Consumer Finance) since August 2005;
Group Executive Vice President (Home and Consumer Finance) from September 2002 to August 2005.
Mr. Oman has served with the Company or its predecessors for 30 years.

Kevin A. Rhein (age 56)
Executive Vice President (Card Services and Consumer Lending) since January 2009;
Executive Vice President of Wells Fargo Bank, N.A. since February 2004.
Mr. Rhein has served with the Company or its predecessors for 31 years.

James M. Strother (age 58)
Executive Vice President and General Counsel since January 2004.
Mr. Strother has served with the Company or its predecessors for 23 years.

John G. Stumpf (age 56)
Chairman, President and Chief Executive Officer since January 2010;
President and Chief Executive Officer from June 2007 to January 2010;
President and Chief Operating Officer from August 2005 to June 2007;
Group Executive Vice President (Community Banking) from July 2002 to August 2005.
Mr. Stumpf has served with the Company or its predecessors for 28 years.

Carrie L. Tolstedt (age 50)
Senior Executive Vice President (Community Banking) since June 2007;
Group Executive Vice President (Regional Banking) from July 2002 to June 2007.
Ms. Tolstedt has served with the Company or its predecessors for 20 years.

Julie M. White (age 55)
Executive Vice President (Human Resources) from June 2007 to January 2010;
Executive Vice President (Human Resources – Home and Consumer Finance) from March 1998 to June 2007.
Ms. White served with the Company or its predecessors for 23 years and, following her retirement in January 2010, is no longer an executive officer.
There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION
The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has seven members: John D. Baker II, Lloyd H. Dean, Enrique Hernandez, Jr., Cynthia H. Milligan, Nicholas G. Moore, Philip J. Quigley and Susan G. Swenson. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit and Examination Committee is financially literate, as required by NYSE rules, and that each qualifies as an “audit committee financial expert” as defined by SEC regulations.
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
ADDITIONAL INFORMATION
Additional information in response to this Item 10 can be found in the Company’s 2010 Proxy Statement under “Ownership of Our Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance” and “Item 1 – Election of Directors – Director Nominees for Election” and “–Other Matters Relating to Directors.” That information is incorporated into this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information in response to this Item 11 can be found in the Company’s 2010 Proxy Statement under “Item 1– Election of Directors – Compensation Committee Interlocks and Insider Participation” and “–Director Compensation,” under “Executive Compensation” and under “Information About Related Persons – Related Person Transactions.” That information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information in response to this Item 12 can be found in the Company’s 2010 Proxy Statement under “Ownership of Our Common Stock” and under “Equity Compensation Plan Information.” That information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information in response to this Item 13 can be found in the Company’s 2010 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information in response to this Item 14 can be found in the Company’s 2010 Proxy Statement under “Item 4 – Appointment of Independent Auditors – KPMG Fees” and “–Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this report by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. FINANCIAL STATEMENTS
The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages 90 through 186 of the 2009 Annual Report to Stockholders, and are incorporated into this report by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

WELLS FARGO & COMPANY
By:	/s/ JOHN G. STUMPF
John G. Stumpf
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ HOWARD I. ATKINS
Howard I. Atkins
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer) February 26, 2010

By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer) February 26, 2010
The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Nicholas G. Moore to sign this document on their behalf.

John D. Baker II	Nicholas G. Moore
John S. Chen	Philip J. Quigley
Lloyd H. Dean	Donald B. Rice
Susan E. Engel	Judith M. Runstad
Enrique Hernandez, Jr.	Stephen W. Sanger
Donald M. James	Robert K. Steel
Richard D. McCormick	John G. Stumpf
Mackey J. McDonald	Susan G. Swenson
Cynthia H. Milligan

By:	/s/ NICHOLAS G. MOORE
Nicholas G. Moore
Director and Attorney-in-fact February 26, 2010

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	Certificate of Designations for the Company’s 2008 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(e)	Certificate Eliminating the Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(f)	Certificate Eliminating the Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed April 13, 2009.

3(g)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series A.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed May 19, 2008.

3(h)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed September 10, 2008.

3(i)	Certificate of Designations for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 30, 2008.

3(j)	Certificate of Designations for the Company’s Dividend Equalization Preferred Shares.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(k)	Certificate of Designations for the Company’s Class A Preferred Stock, Series G.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(l)	Certificate of Designations for the Company’s Class A Preferred Stock, Series H.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(m)	Certificate of Designations for the Company’s Class A Preferred Stock, Series I.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(n)	Certificate of Designations for the Company’s 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J.	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed December 30, 2008.

Exhibit
Number	Description	Location

3(o)	Certificate of Designations for the Company’s Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series K.	Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(p)	Certificate of Designations for the Company’s 7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L.	Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(q)	By-Laws.	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(q).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)*	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

	Form of Performance Share Award Agreement.	Filed herewith.

	Form of Retention Performance Share Award Agreement for grants to John G. Stumpf, Howard I. Atkins, David A. Hoyt and Mark C. Oman on December 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed December 31, 2009.

	Forms of Award Agreement for grants of stock awards to John G. Stumpf, Howard I. Atkins, David A. Hoyt and Mark C. Oman.	Incorporated by reference to Exhibits 10(a), 10(b), 10(c) and 10(d) to the Company’s Current Report on Form 8-K filed August 6, 2009.

	Form of Restricted Share Rights Award Agreement.	Filed herewith.

Forms of Award Agreement for grants of restricted share rights:

	For grant to David M. Carroll on December 24, 2009;	Filed herewith.

	For grant to John G. Stumpf on August 3, 2009; and	Incorporated by reference to Exhibit 10(e) to the Company’s Current Report on Form 8-K filed August 6, 2009.

	For grants to Howard I. Atkins, David A. Hoyt and Mark C. Oman on February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed February 27, 2009.

	Form of Non-Qualified Stock Option Agreement.	Filed herewith.

10(b)*	Long-Term Incentive Plan.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994.

*	Management contract or compensatory plan or arrangement.

Exhibit
Number	Description	Location

10(c)*	Wells Fargo Bonus Plan, as amended effective January 1, 2009.	Filed herewith.

10(d)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 5, 2008.

10(e)	Executive Officer Performance Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed November 23, 2009.

10(f)*	Deferred Compensation Plan, as amended effective January 1, 2008.	Filed herewith.

	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Filed herewith.

10(g)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(h)*	1990 Director Option Plan for directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(c) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(i)*	1987 Director Option Plan for directors of the former Wells Fargo.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 10, 1995.

	Amendment to 1987 Director Option Plan, effective September 16, 1997.	Incorporated by reference to Exhibit 10 to the former Wells Fargo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

Exhibit
Number	Description	Location

10(j)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(k)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(l)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(m)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(n)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.

10(o)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.

Exhibit
Number	Description	Location

10(p)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10(q)*	Agreement, dated July 11, 2001, between the Company and Howard I. Atkins.	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10(r)*	Agreement between the Company and Mark C. Oman, dated May 7, 1999.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

	Amendment No. 1 to Agreement between the Company and Mark C. Oman, effective December 29, 2008.	Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(s)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(t)*	Description of Executive Financial Planning Program.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(u)	PartnerShares Stock Option Plan.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Amendment to PartnerShares Stock Option Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

	Amendment to PartnerShares Stock Option Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	Amendment to PartnerShares Stock Option Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

	Amendment to PartnerShares Stock Option Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(v)*	Agreement, dated July 26, 2002, between the Company and Richard D. Levy, including a description of his executive transfer bonus.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10(w)	Non-Qualified Deferred Compensation Plan for Independent Contractors.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit
Number	Description	Location

10(w)	Amendment to Non-Qualified Deferred Compensation Plan for Independent Contractors, effective January 1, 2009.	Filed herewith.

10(x)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(y)*	Description of Non-Employee Director Equity Compensation Program.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(z)*	Employment Agreement, dated December 30, 2008, between the Company and David M. Carroll.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(aa)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

	Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Filed herewith.

10(bb)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(cc)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.

10(dd)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(ee)*	Wachovia Corporation 1998 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit (10)(j) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

10(ff)*	Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(m) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Amendment No. 1 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 22, 2005.

	Amendment No. 2 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(h) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

Exhibit
Number	Description	Location

10(gg)*	Wachovia Corporation 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

10(hh)*	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(ii)*	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.

	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(jj)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(kk)*	Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) to Wachovia Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10(ll)*	Form of stock award agreement for Executive Officers of Wachovia Corporation, including David M. Carroll.	Incorporated by reference to Exhibit (10)(ss) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(mm)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.

	Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10(nn)*	Form of Split-Dollar Life Insurance Termination Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(hh) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(oo)*	Agreement between Wachovia Corporation and Robert K. Steel.	Incorporated by reference to Exhibit (10) to Wachovia Corporation’s Current Report on Form 8-K filed July 10, 2008.

10(pp)*	Stock Award Letter between Wachovia Corporation and Robert K. Steel.	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit
Number	Description	Location

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Year ended December 31,
	2009	2008	2007	2006	2005

Including interest on deposits	2.68	1.33	1.81	2.01	2.51
Excluding interest on deposits	3.64	1.60	2.85	3.38	4.03

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Year ended December 31,
	2009	2008	2007	2006	2005

Including interest on deposits	1.69	1.28	1.81	2.01	2.51
Excluding interest on deposits	1.90	1.50	2.85	3.38	4.03

13	2009 Annual Report to Stockholders, pages 33 through 186.	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

99(a)	Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.	Furnished herewith.

99(b)	Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.	Furnished herewith.

Exhibit
Number	Description	Location

101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for each of the years in the three-year period ended December 31, 2009; (ii) Consolidated Balance Sheet at December 31, 2009, and December 31, 2008; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2009; (iv) Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2009; and (v) Notes to Financial Statements, tagged as blocks of text.	Furnished herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.