Form 10-Q
period 2010-03-31
WELLS FARGO & CO/MN
filed 2010-05-07
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer	☑	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 30, 2010
Common stock, $1-2/3 par value	5,210,152,080

FORM 10-Q
CROSS-REFERENCE INDEX

PART I – FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

						% Change
	Quarter ended					Mar. 31, 2010 from
	Mar. 31 ,	Dec. 31	,	Mar. 31	,	Dec. 31 ,	Mar. 31 ,
($ in millions, except per share amounts)	2010	2009		2009		2009	2009

For the Quarter
Wells Fargo net income	$2,547	2,823		3,045		(10)%	(16)
Wells Fargo net income applicable to common stock	2,372	394		2,384		502	(1)
Diluted earnings per common share	0.45	0.08		0.56		463	(20)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	0.84%	0.90		0.96		(7)	(13)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	8.96	1.66		14.49		440	(38)
Efficiency ratio (1)	56.5	56.5		56.2		—	1
Total revenue	$21,448	22,696		21,017		(5)	2
Pre-tax pre-provision profit (PTPP) (2)	9,331	9,875		9,199		(6)	1
Dividends declared per common share	0.05	0.05		0.34		—	(85)
Average common shares outstanding	5,190.4	4,764.8		4,247.4		9	22
Diluted average common shares outstanding	5,225.2	4,796.1		4,249.3		9	23
Average loans	$797,389	792,440		855,591		1	(7)
Average assets	1,226,120	1,239,456		1,289,716		(1)	(5)
Average core deposits (3)	759,169	770,750		753,928		(2)	1
Average retail core deposits (4)	573,653	580,873		590,502		(1)	(3)
Net interest margin	4.27%	4.31		4.16		(1)	3
At Quarter End
Securities available for sale	$162,487	172,710		178,468		(6)	(9)
Loans	781,430	782,770		843,579		—	(7)
Allowance for loan losses	25,123	24,516		22,281		2	13
Goodwill	24,819	24,812		23,825		—	4
Assets	1,223,630	1,243,646		1,285,891		(2)	(5)
Core deposits (3)	756,050	780,737		756,183		(3)	—
Wells Fargo stockholders’ equity	116,142	111,786		100,295		4	16
Total equity	118,154	114,359		107,057		3	10
Tier 1 capital (5)	98,329	93,795		88,977		5	11
Total capital (5)	137,600	134,397		131,820		2	4
Capital ratios:
Total equity to assets	9.66%	9.20		8.33		5	16
Risk-based capital (5)
Tier 1 capital	9.93	9.25		8.30		7	20
Total capital	13.90	13.26		12.30		5	13
Tier 1 leverage (5)	8.34	7.87		7.09		6	18
Tier 1 common equity (6)	7.09	6.46		3.12		10	127
Book value per common share	$20.76	20.03		16.28		4	28
Team members (active, full-time equivalent)	267,400	267,300		272,800		—	(2)
Common stock price:
High	$31.99	31.53		30.47		1	5
Low	26.37	25.00		7.80		5	238
Period end	31.12	26.99		14.24		15	119

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(6)	See the “Capital Management” section in this Report for additional information.

This Report on Form 10-Q for the quarter ended March 31, 2010, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Forward-Looking Statements” and “Risk Factors” sections in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov. See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Review, and Financial Statements and related Notes of this Report.
FINANCIAL REVIEW
OVERVIEW
Wells Fargo & Company is a $1.2 trillion diversified financial services company providing banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage and consumer finance through banking stores, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia (D.C.) and in other countries. We ranked fourth in assets and third in the market value of our common stock among our peers at March 31, 2010. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. When we refer to “legacy Wells Fargo,” we mean Wells Fargo excluding Wachovia Corporation (Wachovia), which was acquired by Wells Fargo on December 31, 2008.
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy, diversified business model and the breadth of our geographic reach facilitate growth in both strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us, gain new customers in our extended markets, and increase market share in many businesses. All of our business segments contributed to the strong earnings results in first quarter 2010.
Our company earned $2.5 billion in first quarter 2010, or $0.45 diluted earnings per common share. This earnings performance is an example of how our business model is capable of producing solid results in different stages of the economic cycle. While loan demand remained soft in first quarter 2010, businesses as diverse as asset-based lending, debit card, insurance, merchant services, student lending and retirement services all showed solid revenue gains. Credit metrics in many portfolios — including loss rates and early loss indicators — performed better than our previous expectations for first quarter 2010. Based on results for the last few quarters and current loss projections, we believe that credit at Wells Fargo has turned the corner with provision expense having peaked in third quarter 2009 and net charge-offs having peaked in fourth quarter 2009.
Our cross-sell at legacy Wells Fargo set a record in first quarter 2010 with 6.0 Wells Fargo products for retail banking households. Our goal is eight products per customer, which is approximately half of our estimate of potential demand. One of every four of our legacy Wells Fargo retail banking households has eight or more products and our average middle-market commercial banking customer has almost eight products. Wachovia retail bank households had an average of 4.85 Wachovia products. We believe there is potentially significant opportunity for growth as we increase the cross-sell to Wachovia retail bank households. For legacy Wells Fargo, our average middle-market commercial banking customer reached an average of 7.7 products and an average of 6.4 products for Wholesale Banking customers. Business banking cross-sell offers another potential opportunity for growth, with a record cross-sell of 3.79 products at legacy Wells Fargo.
Wells Fargo remained one of the largest providers of credit to the U.S. economy in first quarter 2010. We continued to lend to credit-worthy customers and, during first quarter 2010, made $128 billion in new loan commitments to consumer, small business and commercial customers, including $76 billion of residential mortgage originations. We are an industry leader in loan modifications for homeowners, with over half a million active and completed trial modifications between January 2009 and March 31, 2010, 144,932 Home Affordability Modification Program (HAMP) active trial and completed modifications, including 30,014 permanent HAMP modifications and nearly 380,000 proprietary trial and completed modifications. On March 17, 2010, we announced our participation in the government’s Second-Lien Modification Program under HAMP to help struggling homeowners with a reduction in their home equity loan payments.
As we have stated in the past, to consistently grow over the long term, successful companies must invest in their core businesses and maintain strong balance sheets. In first quarter 2010, we opened 11 retail banking stores for a retail network total of 6,590 stores. We converted Wachovia banking stores in Arizona, Illinois and Nevada in March 2010 and Wachovia’s credit card business and California banking store conversions took place in April 2010.
We continued taking actions to build capital and further strengthen our balance sheet, including reducing previously identified non-strategic and liquidating loan portfolios by $4.3 billion in first quarter 2010 and $23.2 billion cumulatively since the Wachovia acquisition. We reduced the value of our debt and equity investment portfolios through $197 million of other-than-temporary impairment (OTTI) write-downs in first quarter 2010. We significantly built capital in first quarter 2010 and in the last 18 months since announcing our merger with Wachovia, driven by record retained earnings and other sources of internal capital generation, as well as three common stock offerings totaling over $33 billion. Our capital ratios at March 31, 2010, were higher than they were prior to the Wachovia acquisition. Tier 1 common equity increased to $70.2 billion, 7.09% of risk-weighted assets. The Tier 1 capital ratio increased to 9.93% and Tier 1 leverage ratio increased to 8.34%. See the “Capital Management” section in this Report for more information regarding Tier 1 common equity.
We believe it is important to maintain a well controlled operating environment as we complete the integration of the Wachovia businesses and grow the combined company. We manage our credit risk by setting what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our loan portfolio. We manage the interest rate and market risks inherent in our asset and liability balances within established ranges, while ensuring adequate liquidity and funding. We maintain strong capital levels to facilitate future growth.
We continued to see signs of stability in our credit portfolio, as credit losses were modestly lower on a linked-quarter basis. Credit losses in first quarter 2010 of $5.3 billion were down from $5.4 billion in fourth quarter 2009, even after $123 million of charge-offs recorded in first quarter 2010 upon adoption of new consolidation accounting guidance and $145 million due to newly issued regulatory guidance requiring us to charge-off certain collateral-dependent residential real estate loans that have been modified. The costs related to this charge had previously been reserved. Our credit picture has improved earlier than we had anticipated. In the consumer portfolio, lower early stage delinquencies, better delinquency roll rates, and improved values for residential real estate and autos were evident in the first quarter. In the commercial portfolio (including commercial real estate) losses declined $356 million from fourth quarter 2009 and may indicate stabilization and an earlier-than-expected loss peak.
This improvement in credit quality can be partly attributed to actions we took as early as 2007, including significant investment in collections, loss mitigation and workout teams; a refined consumer credit policy that reduced maximum loan-to-value requirements and virtually eliminated stated income as an acceptable element of loan applications; and the establishment of a number of run-off/liquidating portfolios. These actions have produced high quality subsequent vintages, and allowed us to focus our loss remediation efforts in an efficient fashion.
Nonperforming assets (NPAs) continued to increase in first quarter 2010, although at a slower rate than in the past three quarters, with over $900 million of the increase related to assets brought on the balance sheet upon adoption of new consolidation accounting guidance. All of the first quarter 2010 increase came from consumer real estate loans and commercial real estate (CRE) loans. We expect NPAs to continue to increase gradually and peak before year end. The peak in NPAs should lag the credit loss peak, reflecting an environment where retaining these assets is our most viable economic option and the best way to help borrowers recover financially.
Our provision for credit losses in first quarter 2010 equaled net charge-offs. Our loan loss reserve increase from year end 2009 was fully attributable to assets brought on balance sheet due to the adoption of new consolidation accounting guidance. While losses remained elevated as expected, a more favorable economic outlook and improved credit statistics in several portfolios further increase our confidence that the credit cycle is turning, provided economic conditions do not deteriorate. In the commercial portfolios, we saw some signs that credit quality may be improving, as the pace of commercial and CRE nonaccrual growth slowed toward the end of 2009, in part reflecting our historically strong underwriting and the purchase accounting adjustments taken on the Wachovia portfolio at the time of the merger.
EARNINGS PERFORMANCE
Revenue in first quarter 2010 was $21.4 billion, up 2% from $21.0 billion in first quarter 2009, despite a 7% decline in average loans. Although average loans declined $58 billion from a year ago, revenue grew 2% over the same period, reflecting the diversity of our revenue sources. Revenue growth from first quarter 2009 was driven by 20% growth in trust and investment fees, 7% growth in insurance fees, 14% growth in processing and other fees, and an 11 basis point increase in the net interest margin. Mortgage banking revenues were flat from the prior year. Net interest income of $11.1 billion declined only 2% from a year ago despite the 7% decline in average loans.
There were four primary reasons why revenue increased from a year ago. First, the net interest margin was 4.27%, up 11 basis points from a year ago, largely due to substantial growth in core consumer and business checking and savings accounts. Second, we are already realizing revenue synergies from the Wachovia merger. Third, the breadth of our business model continued to contribute to our overall revenue as the decline in net interest income from a year ago was more than offset by higher fee income. Fourth, our revenue continued to benefit from our cross-sell efforts, with legacy Wells Fargo record cross-sell reaching over 6 products per retail banking household in first quarter 2010.
Noninterest expense of $12.1 billion in first quarter 2010 was up 3% from a year ago. First quarter 2010 expenses included $380 million of merger integration costs, compared with $205 million a year ago. Credit resolution costs, including expenses associated with foreclosed assets, loan modifications and other home preservation activities, were approximately $250 million higher than a year ago. In addition to merger integration and credit resolution expenses, we continued to invest for long-term growth, adding people in regional and commercial banking as we apply the Wells Fargo business model throughout legacy Wachovia markets, and investing in technology to improve service across the franchise. As of first quarter 2010, we have also already realized over 70% of our targeted projected run-rate savings from the Wachovia merger. The efficiency ratio was 56.5% in first quarter 2010, compared with 56.2% a year ago.
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
Net interest income on a taxable-equivalent basis was $11.3 billion in first quarter 2010 and $11.5 billion in first quarter 2009, reflecting a decline in average loans. Average earning assets were $1.1 trillion in first quarter 2010, flat compared with first quarter 2009. Average loans decreased to $797.4 billion in first quarter 2010 from $855.6 billion a year ago. We continued to supply significant amounts of credit to consumers and businesses in first quarter 2010, although loan demand remained soft. We continued to reduce high-risk/non-strategic consumer loans, which were down $18.8 billion in first quarter 2010 from a year ago. Average mortgages held for sale (MHFS) of $31.4 billion in first quarter 2010 were essentially flat compared with $31.1 billion a year ago. Average debt securities available for sale was $160.8 billion in first quarter 2010, also essentially flat compared with $160.4 billion a year ago.
Core deposits are a low-cost source of funding and thus an important contributor to net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $759.2 billion in first quarter 2010 from $753.9 billion in first quarter 2009, and funded 95% and 88% of average loans in the same periods, respectively. Average checking and savings deposits, typically the lowest cost deposits, represented about 88% of our average core deposits, one of the highest percentages in the industry. Of average core deposits, $664.4 billion represent transaction accounts or low-cost savings accounts from consumer and commercial customers, which increased 14% from $583.8 billion in first quarter 2009. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, decreased to $573.7 billion for first quarter 2010 from $590.5 billion a year ago. Average mortgage escrow deposits were $24.6 billion in first quarter 2010, compared with $24.7 billion a year ago. Average certificates of deposits decreased to $94.8 billion in first quarter 2010 from $170.1 billion a year ago and average checking and savings deposits increased to $664.4 billion from $583.8 billion a year ago. Total average interest-bearing deposits decreased to $632.0 billion in first quarter 2010 from $635.4 billion a year ago.
The following table presents the individual components of net interest income and the net interest margin.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)(2)

	Quarter ended March 31						,
	2010			2009
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$40,833	0.33%	$33	24,074	0.84%	$50
Trading assets	27,911	3.91	272	22,203	4.97	275
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,278	3.62	20	2,899	0.93	7
Securities of U.S. states and political subdivisions	13,696	6.60	221	12,213	6.43	213
Mortgage-backed securities:
Federal agencies	79,730	5.39	1,023	76,545	5.71	1,068
Residential and commercial	32,768	9.67	790	38,690	8.57	1,017

Total mortgage-backed securities	112,498	6.67	1,813	115,235	6.82	2,085
Other debt securities (4)	32,346	6.51	492	30,080	6.81	551

Total debt securities available for sale (4)	160,818	6.59	2,546	160,427	6.69	2,856
Mortgages held for sale (5)	31,368	4.93	387	31,058	5.34	415
Loans held for sale (5)	6,406	2.15	34	7,949	3.40	67
Loans:
Commercial and commercial real estate:
Commercial	156,466	4.51	1,743	196,923	3.87	1,884
Real estate mortgage	104,971	3.61	936	104,271	3.47	894
Real estate construction	28,848	3.16	225	34,493	3.03	258
Lease financing	14,008	9.22	323	15,810	8.77	347

Total commercial and commercial real estate	304,293	4.29	3,227	351,497	3.89	3,383

Consumer:
Real estate 1-4 family first mortgage	245,024	5.26	3,210	245,494	5.64	3,444
Real estate 1-4 family junior lien mortgage	105,640	4.47	1,168	110,128	5.05	1,375
Credit card	23,345	13.15	767	23,295	12.10	704
Other revolving credit and installment	90,526	6.40	1,427	92,820	6.68	1,527

Total consumer	464,535	5.70	6,572	471,737	6.03	7,050

Foreign	28,561	3.62	256	32,357	4.36	349

Total loans (5)	797,389	5.09	10,055	855,591	5.09	10,782
Other	6,069	3.36	50	6,140	2.87	43

Total earning assets	$1,070,794	5.06%	$13,377	1,107,442	5.22%	$14,488

Funding sources
Deposits:
Interest-bearing checking	$62,021	0.15%	$23	80,393	0.15%	$30
Market rate and other savings	403,945	0.29	286	313,445	0.54	419
Savings certificates	94,763	1.36	317	170,122	0.92	387
Other time deposits	15,878	2.03	80	25,555	1.97	124
Deposits in foreign offices	55,434	0.21	29	45,896	0.35	39

Total interest-bearing deposits	632,041	0.47	735	635,411	0.64	999
Short-term borrowings	45,081	0.18	19	76,068	0.66	123
Long-term debt	209,008	2.45	1,276	258,957	2.77	1,783
Other liabilities	5,664	3.43	49	3,778	3.88	36

Total interest-bearing liabilities	891,794	0.94	2,079	974,214	1.22	2,941
Portion of noninterest-bearing funding sources	179,000	—	—	133,228	—	—

Total funding sources	$1,070,794	0.79	2,079	1,107,442	1.06	2,941

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.27%	$11,298		4.16%	$11,547

Noninterest-earning assets
Cash and due from banks	$18,049			20,255
Goodwill	24,816			23,183
Other	112,461			138,836

Total noninterest-earning assets	$155,326			182,274

Noninterest-bearing funding sources
Deposits	$172,039			160,308
Other liabilities	44,739			50,566
Total equity	117,548			104,628
Noninterest-bearing funding sources used to fund earning assets	(179,000)			(133,228)

Net noninterest-bearing funding sources	$155,326			182,274

Total assets	$1,226,120			1,289,716

(1)	Our average prime rate was 3.25% for the quarters ended March 31, 2010 and 2009. The average three-month London Interbank Offered Rate (LIBOR) was 0.26% and 1.24% for the same quarters, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts include the effects of any unrealized gain or loss marks but those marks carried in other comprehensive income are not included in yield determination of affected earning assets. Thus yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

NONINTEREST INCOME

	Quarter ended March 31	,	%
(in millions)	2010	2009	Change

Service charges on deposit accounts	$1,332	1,394	(4)%
Trust and investment fees:
Trust, investment and IRA fees	1,049	722	45
Commissions and all other fees	1,620	1,493	9

Total trust and investment fees	2,669	2,215	20

Card fees	865	853	1
Other fees:
Cash network fees	55	58	(5)
Charges and fees on loans	419	433	(3)
Processing and all other fees	467	410	14

Total other fees	941	901	4

Mortgage banking:
Servicing income, net	1,366	906	51
Net gains on mortgage loan origination/sales activities	1,104	1,598	(31)

Total mortgage banking	2,470	2,504	(1)

Insurance	621	581	7
Net gains from trading activities	537	787	(32)
Net gains (losses) on debt securities available for sale	28	(119)	NM
Net gains (losses) from equity investments	43	(157)	NM
Operating leases	185	130	42
All other	610	552	11

Total	$10,301	9,641	7

NM — Not meaningful
Noninterest income represented 48% of total revenues for first quarter 2010, compared with 46% for first quarter 2009. Noninterest income was up 7% year over year, largely due to increases in trust and investment fees, and insurance revenues.
The Federal Reserve Board (FRB) announced regulatory changes to debit card and ATM overdraft practices in fourth quarter 2009. In third quarter 2009, we also announced policy changes that should help customers limit overdraft and returned item fees. We currently estimate that the combination of these changes is expected to reduce our 2010 fee revenue by approximately $500 million (after tax). The actual impact could vary due to a variety of factors, including changes in customer behavior.
We earn trust, investment and IRA (Individual Retirement Account) fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At March 31, 2010, these assets totaled $2.0 trillion, up 33% from $1.5 trillion a year ago, reflecting a 46% increase in the S&P 500 over the same period. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $1.0 billion in first quarter 2010 from $722 million a year ago.
We received commissions and other fees for providing services to full-service and discount brokerage customers of $1.6 billion in first quarter 2010 and $1.5 billion a year ago. These fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. Client assets totaled $1.1 trillion at March 31, 2010, up from $930 billion a year ago. Commissions and other fees also include fees from investment banking activities including equity and bond underwriting.

Card fees were $865 million in first quarter 2010 compared with $853 million a year ago. Recent legislative and regulatory changes limit our ability to increase interest rates and assess certain fees on card accounts. The anticipated net impact in 2010 related to these changes are estimated to be between $75 million and $100 million (after tax) before accounting for potential offsets in performance, the economy and other factors. The actual impact could vary due to a variety of factors.
Mortgage banking noninterest income was $2.5 billion in first quarter 2010, flat compared with $2.5 billion a year ago. In addition to servicing fees, net servicing income includes both changes in the fair value of mortgage servicing rights (MSRs) during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for first quarter 2010 included a $989 million net MSRs valuation gain ($777 million decrease in the fair value of the MSRs offsetting a $1.8 billion hedge gain) and for first quarter 2009 included a $875 million net MSRs valuation gain ($2.8 billion decrease in the fair value of MSRs partially offsetting a $3.7 billion hedge gain). See the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach. Our portfolio of loans serviced for others was $1.87 trillion at March 31, 2010, down from $1.88 trillion at December 31, 2009. At March 31, 2010, the ratio of MSRs to related loans serviced for others was 0.89% compared with 0.91% at December 31, 2009.
Net gains on mortgage loan origination/sales activities of $1.1 billion for first quarter 2010 were down from $1.6 billion a year ago, primarily due to lower origination volumes (25% decline in originations) and a net increase in the mortgage loan repurchase reserve. Residential real estate originations were $76 billion in first quarter 2010, compared with $101 billion a year ago. The 1-4 family first mortgage unclosed pipeline was $59 billion at March 31, 2010, and $57 billion at December 31, 2009. For additional detail, see the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section; and Note 1 (Summary of Significant Accounting Policies), Note 8 (Mortgage Banking Activities) and Note 12 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include the cost of any additions to the mortgage repurchase reserve as well as adjustments of loans in the warehouse/pipeline for changes in market conditions that affect their value. Mortgage loans are repurchased based on standard representations and warranties and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase reserve that were charged against net gains on mortgage loan origination/sales activities during first quarter 2010 totaled $402 million. For additional information about mortgage loan repurchases, see the “Risk Management — Credit Risk Management Process — Reserve for Mortgage Loan Repurchase Losses” section and Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.
Insurance revenue was $621 million in first quarter 2010, up 7% from a year ago, due to higher crop insurance revenues.
Income from trading activities was $537 million in first quarter 2010, down from $787 million a year ago. This decrease was driven by lower investment activity and higher credit-valuation adjustment charges, partially offset by higher customer-related revenues.
Aggregate net gains on debt securities available for sale and equity securities totaled $71 million in first quarter 2010, compared with net losses of $276 million a year ago. The year-over-year improvement was due to lower impairment write-downs of $197 million in first quarter 2010, down $319 million from $516 million a year ago. For additional detail, see the “Balance Sheet Analysis — Securities Available for Sale” section and Note 4 (Securities Available for Sale) to Financial Statements in this Report.

NONINTEREST EXPENSE

	Quarter ended March 31		,	%
(in millions)	2010	2009		Change

Salaries	$3,314	3,386		(2)%
Commission and incentive compensation	1,992	1,824		9
Employee benefits	1,322	1,284		3
Equipment	678	687		(1)
Net occupancy	796	796		—
Core deposit and other intangibles	549	647		(15)
FDIC and other deposit assessments	301	338		(11)
Outside professional services	484	410		18
Contract services	347	216		61
Foreclosed assets	386	248		56
Outside data processing	272	212		28
Postage, stationery and supplies	242	250		(3)
Operating losses	208	172		21
Insurance	148	267		(45)
Telecommunications	143	158		(9)
Travel and entertainment	171	105		63
Advertising and promotion	112	125		(10)
Operating leases	37	70		(47)
All other	615	623		(1)

Total	$12,117	11,818		3

Noninterest expense was $12.1 billion in first quarter 2010 compared with $11.8 billion in first quarter 2009, and included $380 million and $205 million of merger integration costs for the same periods, respectively. The $131 million increase in contract services from a year ago was primarily merger related. First quarter 2010 credit resolution costs, including expenses associated with foreclosed assets, loan modifications and other home preservation activities, were approximately $250 million higher than a year ago. Of our approximately $5 billion of estimated total integration costs, we expect to incur approximately $2 billion in 2010, as we convert banking stores and lines of business, and continue to build infrastructure. In addition to merger integration, we continued to invest for long-term growth throughout the Company, adding people in regional banking and commercial banking as we apply Wells Fargo’s model to the eastern markets, and investing in technology to improve service across our franchise.
INCOME TAX EXPENSE
Our effective income tax rate was 35.5% in first quarter 2010, up from 33.8% in first quarter 2009. The increase was attributable in part to $53 million in tax expense related to the new health care legislation impacting the deductibility of future health care expenses.
The Patient Protection and Affordable Care Act that was signed into law on March 23, 2010, combined with the Health Care and Education Reconciliation Act of 2010 (enacted March 30, 2010), changed the tax treatment related to our health care expenses for retirees. Under this new legislation, our tax deduction for retiree health care expenses will be reduced by future reimbursements received under the Medicare Part D retiree drug subsidy program. The change in law results in a reduction of the deferred tax asset associated with the retiree health care liabilities that is recognized as a one-time non-cash charge in the period of legislative enactment.

OPERATING SEGMENT RESULTS
We have three lines of business for management reporting: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. We define our operating segments by product and customer. Our management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. In first quarter 2010, we conformed certain funding and allocation methodologies of legacy Wachovia to those of Wells Fargo; in addition integration expense related to mergers other than the Wachovia merger are now included in segment results. Prior periods have been revised to reflect both changes.
The table below and the following discussion present our results by operating segment. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 16 (Operating Segments) to Financial Statements in this Report.
OPERATING SEGMENT RESULTS — HIGHLIGHTS

					Wealth, Brokerage
	Community Banking		Wholesale Banking		and Retirement
(in billions)	2010	2009	2010	2009	2010	2009

Quarter ended March 31,
Revenue	$14.1	14.4	5.3	4.9	2.9	2.5
Net income	1.5	1.9	1.2	1.2	0.3	0.2

Average loans	555.2	567.8	232.2	278.2	43.8	46.6
Average core deposits	532.2	555.0	160.9	139.6	121.1	102.8

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C.
Community Banking’s net income decreased 25% to $1.5 billion in first quarter 2010 from $1.9 billion a year ago. Revenue decreased 2% to $14.1 billion from $14.4 billion a year ago. Net interest income decreased $360 million, or 4%, due to loan run-off portfolios and lower securities yields and balances. Average loans decreased $12.6 billion, or 2%, due to run-off portfolios and low demand. Average core deposits decreased $22.8 billion, or 4%, primarily due to Wachovia high yield certificates of deposit maturing. Noninterest income was $5.8 billion in first quarter 2010, almost flat compared with $5.7 billion a year ago. In first quarter 2010, the provision for credit losses of $4.5 billion, which equaled net charge-offs, was up from $4.0 billion a year ago, which included a $1 billion credit reserve build. Noninterest expense decreased $180 million, or 2%, due to lower Federal Deposit Insurance Corporation (FDIC) assessments and Wachovia merger-related cost saves.

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
Wholesale Banking’s net income of $1.2 billion in first quarter 2010 was flat compared with first quarter 2009. Net interest income of $2.5 billion in first quarter 2010 increased 7% from $2.3 billion a year ago. Average loans of $232.2 billion declined 17% from first quarter 2009 driven by declines across most lending areas. Core deposits of $160.9 billion in first quarter 2010 increased 15% from $139.6 billion a year ago driven by growth in both interest-bearing and non-interest bearing deposits primarily in global financial institutions, government and institutional banking and commercial banking. In first quarter 2010, total provision for credit losses was $799 million. First quarter 2009 provision included a credit reserve build of $277 million. Noninterest income of $2.8 billion in first quarter 2010 increased 11% from $2.6 billion a year ago. Noninterest expense of $2.7 billion in first quarter 2010 increased 5% from $2.5 billion a year ago due primarily to expenses associated with foreclosed assets as well as higher operating losses.
Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client’s needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions including financial planning, private banking, credit, investment management and trust. Family Wealth meets the unique needs of the ultra high net worth customers. Retail brokerage’s financial advisors serve customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the U.S. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.
Wealth, Brokerage and Retirement’s net income increased 60% to $282 million in first quarter 2010 from $176 million a year ago reflecting the strong equity market performance and growth in deposit balances. Revenue was up 16% to $2.9 billion in first quarter 2010 from $2.5 billion a year ago. Net interest income increased 4% to $664 million from $641 million a year ago as growth in average deposits was offset by the continued negative impact of low short-term interest rates. Noninterest income increased 20% to $2.2 billion from $1.9 billion a year ago driven by the strong equity market environment and improved investor confidence leading to greater client transaction activity. Average loans decreased 6% to $43.8 billion in first quarter 2010 from $46.6 billion a year ago. The provision for credit losses increased to $63 million in first quarter 2010 from $23 million a year ago, primarily due to higher loan charge-offs. Noninterest expense increased to $2.4 billion (7%) in first quarter 2010 from $2.2 billion a year ago.

BALANCE SHEET ANALYSIS
During first quarter 2010, our total assets, loans and core deposits each decreased slightly from December 31, 2009, but we continued to grow capital. Loan demand remained soft during the quarter and we continued to hold excess cash in more liquid lower-yielding assets to guard against the expected rise in interest rates that would cause a decline in market value in interest-sensitive asset-backed securities. Overall, we believe our balance sheet has strengthened with the continued strong liquidity, increased reserves and timely charge-offs for losses and our improving capital.
See the following sections for more discussion and details about the major components of our balance sheet. Capital is discussed in the “Capital Management” section of this Report.
SECURITIES AVAILABLE FOR SALE

	March 31, 2010			December 31, 2009
		Net			Net
		unrealized	Fair		unrealized	Fair
(in billions)	Cost	gain	value	Cost	gain	value

Debt securities available for sale	$150.2	6.6	156.8	162.3	4.8	167.1
Marketable equity securities	4.9	0.8	5.7	4.8	0.8	5.6

Total securities available for sale	$155.1	7.4	162.5	167.1	5.6	172.7

Securities available for sale consist of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of very liquid, high-quality federal agency debt and privately issued mortgage-backed securities (MBS). The total net unrealized gains on securities available for sale of $7.4 billion at March 31, 2010, were up from $5.6 billion at December 31, 2009, due to general decline in long-term yields and narrowing of credit spreads.
Comparative detail of average balances of securities available for sale is provided in the table under “Earnings Performance — Net Interest Income” earlier in this Report.
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
At March 31, 2010, we had approximately $6 billion of investments in securities, primarily municipal bonds, which are guaranteed against loss by bond insurers. These securities are almost exclusively investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our on-going impairment analysis of our securities available for sale, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers.
The weighted-average expected maturity of debt securities available for sale was 5.8 years at March 31, 2010. Since 71% of this portfolio is MBS, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in the following table.
MORTGAGE-BACKED SECURITIES

			Expected
			remaining
	Fair	Net unrealized	maturity
(in billions)	value	gains (losses)	(in years)

At March 31, 2010	$111.1	4.2	4.5
At March 31, 2010, assuming a 200 basis point:
Increase in interest rates	101.3	(5.6)	6.1
Decrease in interest rates	117.8	10.9	3.1

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.
LOAN PORTFOLIO

	March 31, 2010			December 31, 2009
		All			All
	PCI	other		PCI	other
(in millions)	loans	loans	Total	loans	loans	Total

Commercial and commercial real estate:
Commercial	$1,431	149,156	150,587	1,911	156,441	158,352
Real estate mortgage	5,252	99,262	104,514	5,631	99,167	104,798
Real estate construction	3,538	24,299	27,837	3,713	25,994	29,707
Lease financing	—	13,887	13,887	—	14,210	14,210

Total commercial and commercial real estate	10,221	286,604	296,825	11,255	295,812	307,067

Consumer:
Real estate 1-4 family first mortgage	37,378	203,150	240,528	38,386	191,150	229,536
Real estate 1-4 family junior lien mortgage	315	103,485	103,800	331	103,377	103,708
Credit card	—	22,525	22,525	—	24,003	24,003
Other revolving credit and installment	—	89,463	89,463	—	89,058	89,058

Total consumer	37,693	418,623	456,316	38,717	407,588	446,305

Foreign	1,593	26,696	28,289	1,733	27,665	29,398

Total loans	$49,507	731,923	781,430	51,705	731,065	782,770

A discussion of average loan balances and a comparative detail of average loan balances is included in “Earnings Performance — Net Interest Income” earlier in this Report; period-end balances and other loan related information are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
As of December 31, 2008, certain of the loans acquired from Wachovia had evidence of credit deterioration since origination, and it was probable that we would not collect all contractually required principal and interest payments. Such loans identified at the time of the acquisition were accounted for using the measurement provisions for purchased credit-impaired (PCI) loans. PCI loans were recorded at fair value at the date of acquisition, and any related allowance for loan losses was not permitted to be carried over.

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
The nonaccretable difference was established in purchase accounting for PCI loans to absorb losses expected at that time on those loans. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. The following table provides an analysis of changes in the nonaccretable difference related to principal that is not expected to be collected.
CHANGES IN NONACCRETABLE DIFFERENCE FOR PCI LOANS

	Commercial,
	CRE and		Other
(in millions)	foreign	Pick-a-Pay	consumer	Total

Balance, December 31, 2008	$(10,410)	(26,485)	(4,069)	(40,964)
Release of nonaccretable difference due to:
Loans resolved by payment in full (1)	330	—	—	330
Loans resolved by sales to third parties (2)	86	—	85	171
Loans with improving cash flows reclassified to accretable yield (3)	138	27	276	441
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	4,853	10,218	2,086	17,157

Balance, December 31, 2009	(5,003)	(16,240)	(1,622)	(22,865)
Release of nonaccretable difference due to:
Loans resolved by payment in full (1)	146	—	—	146
Loans resolved by sales to third parties (2)	36	—	—	36
Loans with improving cash flows reclassified to accretable yield (3)	92	549	27	668
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	728	1,177	183	2,088

Balance, March 31, 2010	$(4,001)	(14,514)	(1,412)	(19,927)

(1)	Release of the nonaccretable difference for payments in full increases interest income in the period of payment. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference for increased cash flow estimates to the accretable yield will result in increasing income and thus the rate of return realized. Amounts reclassified to accretable yield are expected to be probable of realization over the estimated remaining life of the loan.
(4)	Write-downs to net realizable value of PCI loans are charged to the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Since the Wachovia acquisition, we have released $1.8 billion in nonaccretable difference, including $1.1 billion transferred from the nonaccretable difference to the accretable yield and $683 million released through loan resolutions. We provided $1.0 billion in the allowance for credit losses in excess of the initial expected levels on certain PCI loans; the net result is a $774 million improvement in our initial projected losses on PCI loans. The following table analyzes the actual and projected loss results since the acquisition of Wachovia on December 31, 2008, through March 31, 2010.

	Commercial ,
	CRE and		Other
(in millions)	foreign	Pick-a-Pay	consumer	Total

Release of unneeded nonaccretable difference due to:
Loans resolved by payment in full (1)	$476	—	—	476
Loans resolved by sales to third parties (2)	122	—	85	207
Reclassification to accretable yield for loans with improving cash flow (3)	230	576	303	1,109

Total releases of nonaccretable difference due to better than expected losses	828	576	388	1,792
Provision for worse than originally expected losses on PCI loans (4)	(1,002)	—	(16)	(1,018)

Actual and projected losses better (worse) than originally expected	$(174)	576	372	774

(1)	Release of the nonaccretable difference for payments in full increases interest income in the period of payment. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference for increased cash flow estimates to the accretable yield will result in increasing income and thus the rate of return realized. Amounts reclassified to accretable yield are expected to be probable of realization over the estimated remaining life of the loan.
(4)	Provision for additional losses recorded as a charge to income, when it is estimated that the expected cash flows for a PCI loan or pool of loans have decreased subsequent to the acquisition.
For further detail on PCI loans, see Note 1 (Summary of Significant Accounting Policies — Loans) to Financial Statements in the 2009 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
DEPOSITS
Deposits totaled $804.9 billion at March 31, 2010, compared with $824.0 billion at December 31, 2009. Comparative detail of average deposit balances is provided in the table under “Earnings Performance — Net Interest Income” earlier in this Report. Total core deposits were $756.1 billion at March 31, 2010, down $24.7 billion from December 31, 2009.

	March 31	,	Dec. 31	,
(in millions)	2010		2009		% Change

Noninterest-bearing	$170,518		181,356		(6)%
Interest-bearing checking	64,521		63,225		2
Market rate and other savings	401,950		402,448		—
Savings certificates	91,560		100,857		(9)
Foreign deposits (1)	27,501		32,851		(16)

Core deposits	756,050		780,737		(3)
Other time and savings deposits	20,355		16,142		26
Other foreign deposits	28,488		27,139		5

Total deposits	$804,893		824,018		(2)

(1)	Reflects Eurodollar sweep balances included in core deposits.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in financial transactions that are not recorded in the balance sheet, or may be recorded in the balance sheet in amounts that are different from the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources, and/or (4) optimize capital. These are described below as off-balance sheet transactions with unconsolidated entities, and guarantees and certain contingent arrangements. Beginning in 2010, the accounting rules for off-balance sheet transactions with unconsolidated entities changed. We adopted changes in consolidation accounting effective January 1, 2010, and, accordingly, consolidated certain variable interest entities (VIEs) that were not included in our consolidated financial statements at December 31, 2009. We discuss the impact of those changes in this section and in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
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
SPEs are generally considered to be VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. We consolidate a VIE when, under the new consolidation accounting guidance, we have both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with fluctuations in the fair value of the VIE’s net assets. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE.

The following table presents our unconsolidated VIEs with which we have significant continuing involvement, but do not meet both the power and significant variable interest indicators required for consolidation.
UNCONSOLIDATED VIEs

	March 31, 2010			December 31, 2009
	Total		Maximum	Total		Maximum
	entity	Carrying	exposure	entity	Carrying	exposure
(in millions)	assets	value	to loss	assets	value	to loss

Residential mortgage loan securitizations (1):
Conforming	$1,052,147	17,117	21,920	1,150,515	18,926	24,362
Other/nonconforming	92,535	3,884	3,898	251,850	13,222	13,469
Commercial mortgage securitizations	205,353	6,094	6,360	345,561	4,945	5,222
Collateralized debt obligations:
Debt securities	20,577	2,644	4,773	45,684	4,770	6,643
Loans (2)	10,081	9,833	9,833	10,215	9,964	9,964
Multi-seller commercial paper conduit (3)	—	—	—	5,160	—	5,263
Asset-based finance structures	13,639	8,002	9,655	17,467	9,867	11,227
Tax credit structures	20,390	2,628	3,277	27,537	4,006	4,663
Collateralized loan obligations	14,700	2,932	3,409	23,830	3,666	4,239
Investment funds	16,678	1,420	1,420	84,642	1,702	2,920
Other (4)	19,703	5,002	6,297	23,538	4,398	7,268

Total unconsolidated VIEs	$1,465,803	59,556	70,842	1,985,999	75,466	95,240

(1)	Conforming residential mortgage loan securitizations are those that are guaranteed by government-sponsored entities (GSEs), including Government National Mortgage Association (GNMA). We have concluded that conforming mortgages are not subject to consolidation under the new consolidation accounting guidance. Total entity assets at December 31, 2009 includes $20.9 billion of nonconforming residential mortgage securitizations that were consolidated in first quarter 2010.
(2)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 95% were rated as investment grade by the primary rating agencies at March 31, 2010. These senior loans were acquired in the Wachovia business combination and are accounted for at amortized cost as initially determined under purchase accounting and are subject to the Company’s allowance and credit charge-off policies.
(3)	The multi-seller commercial paper conduit was consolidated in first quarter 2010.
(4)	Includes student loan securitizations, auto loan securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.
The balances presented for March 31, 2010, represent our unconsolidated VIEs for which we consider our involvement to be significant. The balances presented for December 31, 2009, include unconsolidated VIEs with which we have continuing involvement that we no longer consider significant. Accordingly, we have excluded these transactions from the balances presented for March 31, 2010. We have refined our definition of significant continuing involvement in accordance with new consolidation accounting guidance to exclude unconsolidated VIEs when our continuing involvement relates to third-party sponsored VIEs for which we were not the transferor, and unconsolidated VIEs for which we were the sponsor but do not have any other significant continuing involvement.
Significant continuing involvement includes transactions where we were the sponsor or transferor and have other significant forms of involvement. Sponsorship includes transactions with unconsolidated VIEs where we solely or materially participated in the initial design or structuring of the entity or marketing of the transaction to investors. When we transfer assets to a VIE and account for the transfer as a sale, we are considered the transferor. We consider investments in securities held outside of trading, loans, guarantees, liquidity agreements, written options and servicing of collateral to be other forms of involvement that may be significant. We have excluded certain transactions with unconsolidated VIEs from the March 31, 2010, balances presented in the table above where we have determined that our continuing involvement is not significant due to the temporary nature and size of our variable interests because we were not the transferor or because we were not involved in the design or operations of the unconsolidated VIEs.

In the previous table, “Total entity assets” represents the total assets of unconsolidated VIEs. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” from our involvement with off-balance sheet entities, which is a required disclosure under generally accepted accounting principles (GAAP), is determined as the carrying value of our involvement with off-balance sheet (unconsolidated) VIEs plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which we believe the possibility is extremely remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.
NEWLY CONSOLIDATED VIE ASSETS AND LIABILITIES
Effective January 1, 2010, we adopted new consolidation accounting guidance and, accordingly, consolidated certain VIEs that were not included in our consolidated financial statements at December 31, 2009. On January 1, 2010, we recorded the assets and liabilities of the newly consolidated VIEs and derecognized our existing interests in those VIEs. We also recorded a $183 million increase to beginning retained earnings as a cumulative effect adjustment and recorded a $173 million increase to other comprehensive income (OCI).
The following table presents the net incremental assets recorded on our balance sheet by structure type upon adoption of new consolidation accounting guidance.

Incremental
(in millions)	assets

Structure type:
Residential mortgage loans — nonconforming (1)	$11,479
Commercial paper conduit	5,088
Other	2,002

Total	$18,569

(1)	Represents certain of our residential mortgage loans that are not guaranteed by GSEs (“nonconforming”).

The following table presents the net incremental assets and liabilities recorded upon adoption of new consolidation accounting guidance.

	January 1, 2010
	Total VIE	Derecognition	Net
	assets and	of existing VIE	increase
(in millions)	liabilities (1)	interests (2)	(decrease)

Assets
Cash and due from banks	$154	—	154
Trading assets	18	137	155
Securities available for sale	1,178	(8,768)	(7,590)
Loans, net of $693 allowance for credit losses	25,657	—	25,657
Other assets	164	29	193

Total assets	$27,171	(8,602)	18,569

Liabilities
Short-term borrowings (3)	$5,161	(34)	5,127
Accrued expenses and other liabilities	38	(70)	(32)
Long-term debt	13,134	—	13,134

Total liabilities	$18,333	(104)	18,229

(1)	Excludes VIE assets and liabilities that are eliminated in the consolidated financial statements of Wells Fargo.
(2)	Includes derecognition of existing interests in newly consolidated VIEs and net impacts of deconsolidating certain VIEs.
(3)	Includes commercial paper liabilities of our multi-seller asset-based commercial paper conduit with recourse to the general credit of Wells Fargo.
In accordance with the transition provisions of the new consolidation accounting guidance, we initially recorded newly consolidated VIE assets and liabilities at their carrying amounts, except for those VIEs for which the fair value option was elected. The carrying amount for loans approximate the outstanding unpaid principal balance, adjusted for allowance for loan losses, short-term borrowings and long-term debt approximate the outstanding par amount due to creditors.
Upon adoption of new consolidation accounting guidance on January 1, 2010, we elected fair value option accounting for certain nonconforming residential mortgage loan securitization VIEs. This election requires us to recognize the VIE’s eligible assets and liabilities on the balance sheet at fair value with changes in fair value recognized in earnings. Such eligible assets and liabilities consisted primarily of loans and long-term debt, respectively. The fair value option was elected for those newly consolidated VIEs for which our interests, prior to January 1, 2010, were predominantly carried at fair value with changes in fair value recorded to earnings. Accordingly, the fair value option was elected to effectively continue fair value accounting through earnings for those interests. Conversely, fair value option was not elected for those newly consolidated VIEs that did not share these characteristics. At January 1, 2010, the fair value of loans and long-term debt for which the fair value option was elected was $1.0 billion and $1.0 billion, respectively. The incremental impact of electing fair value option (compared to not electing) on the cumulative effect adjustment to retained earnings was an increase of $15 million.

CHANGES IN VIE ASSETS AND LIABILITIES
Consolidated VIEs include VIEs consolidated prior to the adoption of the new consolidation accounting guidance as well as VIEs newly consolidated upon adoption. This guidance requires that companies continually reassess whether they are the primary beneficiary of a VIE. As a result of events that occurred during the quarter, we deconsolidated certain VIEs. The following table presents the detail of changes in the assets and liabilities of all consolidated VIEs from January 1, 2010, through March 31, 2010.

		January 1, 2010			March 31, 2010
	Newly	Previously
	consolidated	consolidated		Reconsider-	VIE
(in millions)	VIEs (1)	VIEs (1)(2)	Total	ations (3)	activity (1)	Total

Assets
Cash and due from banks	$154	267	421	(11)	(51)	359
Trading assets	18	77	95	(15)	—	80
Securities available for sale	1,178	980	2,158	—	(325)	1,833
Loans, net	25,657	561	26,218	(1,551)	(1,278)	23,389
Other assets	164	2,432	2,596	(431)	104	2,269

Total assets	$27,171	4,317	31,488	(2,008)	(1,550)	27,930

Liabilities
Short-term borrowings (4)	$5,161	317	5,478	—	(331)	5,147
Accrued expenses and other liabilities (4)	38	689	727	(137)	105	695
Long-term debt (4)	13,134	1,396	14,530	(1,942)	(1,293)	11,295

Total liabilities	$18,333	2,402	20,735	(2,079)	(1,519)	17,137

(1)	Excludes VIE assets and liabilities that are eliminated in the consolidated financial statements of Wells Fargo.
(2)	Reflects the impact of deconsolidation of certain VIEs upon adoption of new consolidation accounting guidance.
(3)	Due to events that occurred during first quarter 2010, we deconsolidated certain residential mortgage-backed securitizations and other VIEs.
(4)	Includes the following VIE liabilities at March 31, 2010, with recourse to the general credit of Wells Fargo: Short-term borrowings, $4.8 billion; Accrued expenses and other liabilities, $104 million; and Long-term debt, $175 million.
RISK MANAGEMENT
All financial institutions must manage and control a variety of business risks that can significantly affect their financial performance. Key among these are credit, asset/liability and market risk.
For further discussion about how we manage these risks, see pages 54–71 of our 2009 Form 10-K. The discussion that follows is intended to provide an update on these risks.
CREDIT RISK MANAGEMENT
Our credit risk management process is governed centrally, but provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes. For more information on our credit risk management process, please refer to page 54 in our 2009 Form 10-K.

Credit Quality Overview
We are encouraged by signs of improvement in the credit cycle and believe that credit at Wells Fargo has turned the corner.
•	Credit losses in first quarter 2010 of $5.3 billion were down from $5.4 billion in fourth quarter 2009, even after $123 million charge-offs recorded in first quarter 2010 upon adoption of new consolidation accounting guidance and $145 million due to newly issued regulatory guidance requiring us to charge-off certain collateral-dependent residential real estate loans that have been modified. The costs related to this charge had previously been reserved. All other credit losses were $5.1 billion, down from $5.4 billion in fourth quarter 2009.
•	In the consumer portfolio, lower early stage delinquencies, better delinquency roll rates, and improved values for residential real estate and autos were evident in the first quarter. This improvement in credit quality can be partly attributed to actions we took as early as 2007, including significant investment in collections, loss mitigation and workout teams; a refined consumer credit policy that reduced maximum loan-to-value requirements and virtually eliminated stated income as an acceptable element of loan applications; and the establishment of a number of run-off/liquidating portfolios. These actions have produced high quality subsequent vintages, and allowed us to focus our loss remediation efforts in an efficient fashion.
•	Losses in the commercial portfolio (including commercial real estate) declined $356 million from fourth quarter 2009 as these portfolios showed stabilizing credit metrics.
•	NPAs continued to increase in first quarter 2010, although at a slower rate than in the past three quarters, with all of the first quarter increase coming from consumer real estate loans and commercial real estate loans, in part due to the addition of nonaccrual loans related to loans brought on the balance sheet upon adoption of new consolidation accounting guidance. We believe that the loss content of NPAs is materially reduced by previous write-downs, as well as significant collateral support.
Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of risk to loss. Our credit risk monitoring process is designed to enable early identification of developing risk to loss and to support our determination of an adequate allowance for loan losses. During the current economic cycle our monitoring and resolution efforts have focused on loan portfolios exhibiting the highest levels of risk including mortgage loans supported by real estate (both consumer and commercial), junior lien, commercial, credit card and subprime portfolios. The following sections include additional information regarding each of these loan portfolios and their relevant concentrations and credit quality performance metrics.
The following table identifies our non-strategic and liquidating consumer portfolios as of March 31, 2010, and December 31, 2009.
NON-STRATEGIC AND LIQUIDATING CONSUMER PORTFOLIOS

	Outstanding balances
	March 31	,	Dec. 31	,
(in billions)	2010		2009

Pick-a-Pay mortgage	$82.9		85.2
Liquidating home equity	8.0		8.4
Legacy Wells Fargo Financial indirect auto	9.7		11.3

Total non-strategic and liquidating consumer portfolios	$100.6		104.9

Commercial Real Estate (CRE)
The CRE portfolio consists of both commercial real estate mortgages and construction loans. The combined CRE loans outstanding totaled $132.4 billion at March 31, 2010, which represented 17% of total loans. Construction loans totaled $27.8 billion at March 31, 2010, or 4% of total loans. Permanent CRE loans totaled $104.5 billion at March 31, 2010, or 13% of total loans. The portfolio is diversified both geographically and by product type. The largest geographic concentrations are found in California and Florida, which represented 21% and 11% of the total CRE portfolio, respectively. By product type, the largest concentrations are office buildings and industrial/warehouse, which represented 23% and 11% of the portfolio, respectively.
At legacy Wells Fargo our underwriting of CRE loans has been focused primarily on cash flows and creditworthiness, not solely collateral valuations. Our legacy Wells Fargo management team is overseeing and managing the CRE loans acquired from Wachovia. At merger closing, $19.3 billion of Wachovia CRE loans were accounted for as PCI loans and we recorded an impairment write-down of $7.0 billion in our purchase accounting, which represented a 37% write-down of the PCI loans included in the Wachovia CRE loan portfolio. To identify and manage newly emerging problem CRE loans we employ a high level of surveillance and regular customer interaction to understand and manage the risks associated with these assets, including regular loan reviews and appraisal updates. As issues are identified, management is engaged and dedicated workout groups are in place to manage problem assets. At March 31, 2010, the remaining balance of PCI CRE loans totaled $8.8 billion. This balance reflects the refinement of the impairment analysis and reduction from loan resolutions and write-downs.
The following table summarizes CRE loans by state and product type with the related nonaccrual totals. At March 31, 2010, the highest concentration of non-PCI CRE loans by state was $27.2 billion in California, about double the next largest state concentration, and the related nonaccrual loans totaled about $1.7 billion, or 6.4% of CRE loans in California. Office buildings, at $28.6 billion of non-PCI loans, were the largest property type concentration, nearly double the next largest, and the related nonaccrual loans totaled $1.3 billion, or 4.4% of CRE loans for office buildings. Of CRE mortgage loans (excluding construction loans), 43% related to owner-occupied properties at March 31, 2010. In aggregate, nonaccrual loans totaled 6.2% of the non-PCI outstanding balance at March 31, 2010.

CRE LOANS BY STATE AND PROPERTY TYPE

	March 31, 2010
	Real estate mortgage		Real estate construction		Total			% of
	Nonaccrual	Outstanding	Nonaccrual	Outstanding	Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)	loans	balance (1)	loans	balance (1)		loans

By state:
PCI loans:
Florida	$—	1,008	—	679	—	1,687		*	%
California	—	1,055	—	150	—	1,205		*
North Carolina	—	250	—	501	—	751		*
Georgia	—	375	—	328	—	703		*
Virginia	—	421	—	256	—	677		*
Other	—	2,143	—	1,624	—	3,767	(2)	*

Total PCI loans	—	5,252	—	3,538	—	8,790		1

All other loans:
California	1,093	23,118	655	4,118	1,748	27,236		3
Florida	908	10,946	342	2,016	1,250	12,962		2
Texas	279	6,998	262	2,468	541	9,466		1
North Carolina	246	5,290	163	1,412	409	6,702		*
Georgia	310	4,223	79	826	389	5,049		*
Virginia	84	3,477	107	1,529	191	5,006		*
Arizona	205	3,923	220	982	425	4,905		*
New York	56	3,811	31	1,086	87	4,897		*
New Jersey	114	2,935	14	623	128	3,558		*
Colorado	96	2,297	105	898	201	3,195		*
Other	1,366	32,244	937	8,341	2,303	40,585	(3)	5

Total all other loans	4,757	99,262	2,915	24,299	7,672	123,561		16

Total	$4,757	104,514	2,915	27,837	7,672	132,351		17%

By property:
PCI loans:
Apartments	$—	919	—	923	—	1,842		*	%
Office buildings	—	1,591	—	190	—	1,781		*
1-4 family land	—	513	—	742	—	1,255		*
1-4 family structure	—	128	—	574	—	702		*
Land (excluding 1-4 family)	—	525	—	159	—	684		*
Other	—	1,576	—	950	—	2,526		*

Total PCI loans	—	5,252	—	3,538	—	8,790		1

All other loans:
Office buildings	1,055	25,697	206	2,931	1,261	28,628		4
Industrial/warehouse	644	13,926	28	890	672	14,816		2
Real estate — other	602	13,564	82	760	684	14,324		2
Apartments	264	7,950	236	4,253	500	12,203		2
Retail (excluding shopping center)	726	10,727	116	1,008	842	11,735		2
Land (excluding 1-4 family)	227	2,602	537	6,052	764	8,654		1
Shopping center	248	6,294	220	2,075	468	8,369		1
Hotel/motel	357	5,430	119	1,064	476	6,494		*
1-4 family land	179	747	674	2,488	853	3,235		*
Institutional	75	2,798	36	220	111	3,018		*
Other	380	9,527	661	2,558	1,041	12,085		2

Total all other loans	4,757	99,262	2,915	24,299	7,672	123,561	(4)	16

Total	$4,757	104,514	2,915	27,837	7,672	132,351		17%

*	Less than 1%
(1)	For PCI loans amounts represent carrying value.
(2)	Includes 39 states; no state had loans in excess of $560 million.
(3)	Includes 40 states; no state had loans in excess of $3.1 billion.
(4)	Includes $45.5 billion of loans to owner-occupants where 51% or more of the property is used in the conduct of their business.
(continued on following page)

(continued from previous page)

	December 31, 2009
	Real estate mortgage		Real estate construction		Total			% of
	Nonaccrual	Outstanding	Nonaccrual	Outstanding	Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)	loans	balance (1)	loans	balance (1)		loans

By state:
PCI loans:
Florida	$—	1,022	—	722	—	1,744		*	%
California	—	1,116	—	150	—	1,266		*
North Carolina	—	283	—	485	—	768		*
Georgia	—	385	—	364	—	749		*
Virginia	—	396	—	303	—	699		*
Other	—	2,429	—	1,689	—	4,118	(5)	*

Total PCI loans	—	5,631	—	3,713	—	9,344		1

All other loans:
California	1,141	23,214	865	4,549	2,006	27,763		4
Florida	626	10,999	311	2,127	937	13,126		2
Texas	231	6,643	250	2,509	481	9,152		1
North Carolina	205	5,468	135	1,594	340	7,062		*
Georgia	225	4,364	109	952	334	5,316		*
Virginia	65	3,499	105	1,555	170	5,054		*
New York	54	3,860	48	1,187	102	5,047		*
Arizona	187	3,958	171	1,045	358	5,003		*
New Jersey	66	3,028	23	644	89	3,672		*
Colorado	78	2,248	110	879	188	3,127		*
Other	1,106	31,886	898	8,953	2,004	40,839	(6)	5

Total all other loans	3,984	99,167	3,025	25,994	7,009	125,161		16

Total	$3,984	104,798	3,025	29,707	7,009	134,505		17%

By property:
PCI loans:
Apartments	$—	1,141	—	969	—	2,110		*	%
Office buildings	—	1,650	—	192	—	1,842		*
1-4 family land	—	531	—	815	—	1,346		*
1-4 family structure	—	154	—	635	—	789		*
Land (excluding 1-4 family)	—	553	—	206	—	759		*
Other	—	1,602	—	896	—	2,498		*

Total PCI loans	—	5,631	—	3,713	—	9,344		1

All other loans:
Office buildings	904	25,542	171	3,151	1,075	28,693		4
Industrial/warehouse	527	13,925	17	999	544	14,924		2
Real estate — other	564	13,791	88	877	652	14,668		2
Apartments	259	7,670	262	4,570	521	12,240		2
Retail (excluding shopping center)	620	10,788	85	996	705	11,784		2
Land (excluding 1-4 family)	148	2,941	639	6,264	787	9,205		1
Shopping center	172	6,070	242	2,240	414	8,310		1
Hotel/motel	208	5,214	123	1,162	331	6,376		*
1-4 family land	164	718	677	2,670	841	3,388		*
1-4 family structure	90	1,191	659	2,073	749	3,264		*
Other	328	11,317	62	992	390	12,309		2

Total all other loans	3,984	99,167	3,025	25,994	7,009	125,161	(7)	16

Total	$3,984	104,798	3,025	29,707	7,009	134,505		17%

(5)	Includes 38 states; no state had loans in excess of $605 million.
(6)	Includes 40 states; no state had loans in excess of $3.0 billion.
(7)	Includes $46.6 billion of loans to owner-occupants where 51% or more of the property is used in the conduct of their business.

Commercial Loans and Lease Financing
For purposes of portfolio risk management, we aggregate commercial loans and lease financing according to market segmentation and standard industry codes. The following table summarizes commercial loans and lease financing by industry with the related nonaccrual totals. This portfolio has experienced less credit deterioration than our CRE portfolio as evidenced by its lower nonaccrual rate of 2.7% compared with 5.8% for the CRE portfolios. We believe this portfolio is well underwritten and is diverse in its risk with relatively even concentrations across several industries. A majority of our commercial loans and lease financing portfolio is secured by short-term liquid assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Our credit risk management process for this portfolio primarily focuses on a customer’s ability to repay the loan through their cash flow. Generally, collateral securing this portfolio represents a secondary source of repayment.
COMMERCIAL LOANS AND LEASE FINANCING BY INDUSTRY

	March 31, 2010					December 31, 2009
				% of					% of
	Nonaccrual	Outstanding		total		Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans		loans	balance (1)		loans

PCI loans:
Media	$—	276		*	%	$—	314		*	%
Real estate investment trust	—	179		*		—	351		*
Insurance	—	125		*		—	118		*
Investors	—	114		*		—	140		*
Airlines	—	79		*		—	87		*
Leisure	—	74		*		—	110		*
Other	—	584	(2)	*		—	791	(2)	*

Total PCI loans	—	1,431		*		—	1,911		*

All other loans:
Financial institutions	355	12,736		2		496	11,111		1
Cyclical retailers	52	8,420		1		71	8,188		1
Healthcare	86	8,141		1		88	8,397		1
Food and beverage	80	8,036		1		77	8,316		1
Oil and gas	214	7,878		1		202	8,464		1
Industrial equipment	119	7,224		*		119	7,524		*
Business services	91	6,366		*		99	6,722		*
Transportation	40	6,073		*		31	6,469		*
Utilities	10	6,007		*		15	5,752		*
Real estate other	163	5,864		*		167	6,570		*
Technology	36	5,008		*		72	5,489		*
Hotel/restaurant	181	4,939		*		195	5,050		*
Other	3,031	76,351	(3)	10		2,936	82,599	(3)	11

Total all other loans	4,458	163,043		21		4,568	170,651		22

Total	$4,458	164,474		21%		$4,568	172,562		22%

*	Less than 1%
(1)	For PCI loans amounts represent carrying value.
(2)	No other single category had loans in excess of $71 million at March 31, 2010, or $87 million at December 31, 2009.
(3)	No other single category had loans in excess of $4.5 billion at March 31, 2010, or $5.8 billion (public administration) at December 31, 2009. The next largest categories included investors, public administration, media, leisure, non-residential construction, securities firms, trucking, dairy, gaming and contractors.
During the recent credit cycle, we have experienced an increase in requests for extensions of construction and commercial loans which have repayment guarantees. All extensions are granted based on a re-underwriting of the loan and our assessment of the borrower’s ability to perform under the agreed upon terms. At the time of extension, borrowers are generally performing in accordance with the contractual loan terms. Extension terms generally range from six to thirty-six months and may require that the borrower provide additional economic support in the form of partial repayment, amortization or additional collateral or guarantees. In cases where the value of collateral or financial condition of the borrower is insufficient to repay our loan, we may rely upon the support of an outside repayment guarantee in providing the extensions. In considering the impairment status of the loan, we evaluate the collateral, future cash flow as well as the anticipated support of any repayment guarantor. When performance under a loan is not reasonably assured, including the performance of the guarantor, we charge-off all or a portion of a loan based on the fair value of the collateral securing the loan.
Our ability to seek performance under the guarantee is directly related to the guarantor’s creditworthiness, capacity and willingness to perform. We evaluate a guarantor’s capacity and willingness to perform on an annual basis, or more frequently as warranted. Our evaluation is based on the most current financial information available and is focused on various key financial metrics, including net worth, leverage, and current and future liquidity. We consider the guarantor’s reputation, creditworthiness, and willingness to work with us based on our analysis as well as other lenders’ experience with the guarantor. Our assessment of the guarantor’s credit strength is reflected in our loan risk ratings for such loans. The loan risk rating is an important factor in our allowance methodology for commercial and commercial real estate loans.

Real Estate 1-4 Family Mortgage Loans
As part of the Wachovia acquisition, we acquired residential first mortgage and home equity loans that are very similar to the Wells Fargo core originated portfolio. We also acquired the Pick-a-Pay portfolio, which is composed primarily of option payment adjustable-rate mortgage (ARM) and fixed-rate mortgage products. Under purchase accounting for the Wachovia acquisition, we made purchase accounting adjustments to the Pick-a-Pay loans considered to be impaired under accounting guidance for PCI loans.
Pick-a-Pay Portfolio
Our Pick-a-Pay portfolio, which describes one of the consumer mortgage portfolios that we acquired in the Wachovia merger, had an unpaid principal balance of $100.8 billion and a carrying value of $82.9 billion at March 31, 2010. The Pick-a-Pay portfolio is a liquidating portfolio, as Wachovia ceased originating new Pick-a-Pay loans in 2008. Equity lines of credit and closed-end second liens associated with Pick-a-Pay loans are reported in the Home Equity core portfolio. The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The following table provides balances over time related to the types of loans included in the portfolio.

	March 31, 2010		December 31, 2009		December 31, 2008
(in millions)	Outstandings	% of total	Outstandings	% of total	Outstandings	% of total

Option payment loans	$69,161	69%	$73,060	70%	$101,297	86%
Non-option payment ARMs and fixed-rate loans	13,674	13	14,178	14	15,978	14
Loan modifications - Pick-a-Pay	17,943	18	16,420	16	—	—

Total unpaid principal balance	$100,778	100%	$103,658	100%	$117,275	100%

Total carrying value	$82,938		$85,238		$95,315

PCI loans in the Pick-a-Pay portfolio had an unpaid principal balance of $53.3 billion and a carrying value of $36.2 billion at March 31, 2010. The carrying value of the PCI loans is net of purchase accounting write-downs to reflect their fair value at acquisition. Upon acquisition, we recorded a $22.4 billion write-down in purchase accounting on Pick-a-Pay loans that were impaired. Losses to date on this portfolio are in line with management’s expectations at the time of the Wachovia acquisition. Our most recent quarterly cash flow assessment, which includes life-of-loan expectations, shows an improvement driven in part by extensive and currently successful modification efforts as well as improving delinquency roll rate trends and further stabilization in the housing market.
Pick-a-Pay option payment loans may be adjustable or fixed rate. They are home mortgages on which the customer has the option each month to select from among four payment options: (1) a minimum payment as described below, (2) an interest-only payment, (3) a fully amortizing 15-year payment, or (4) a fully amortizing 30-year payment.

The minimum monthly payment for substantially all of our Pick-a-Pay loans is reset annually. The new minimum monthly payment amount generally increases by no more than 7.5% of the then-existing principal and interest payment amount. The minimum payment may not be sufficient to pay the monthly interest due and in those situations a loan on which the customer has made a minimum payment is subject to “negative amortization,” where unpaid interest is added to the principal balance of the loan. The amount of interest that has been added to a loan balance is referred to as “deferred interest.” Total deferred interest was $3.5 billion at March 31, 2010, down from $3.7 billion at December 31, 2009, due to loan modification efforts as well as falling interest rates resulting in the minimum payment option covering the interest and some principal on many loans. At March 31, 2010, approximately 63% of customers choosing the minimum payment option did not defer interest. In situations where the minimum payment is greater than the interest only option, the customer has only three payment options available: (1) a minimum required payment, (2) a fully amortizing 15-year payment, or (3) a fully amortizing 30-year payment.
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
Due to the terms of this Pick-a-Pay portfolio, we believe there is minimal recast risk over the next three years. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap: $2 million in the remaining nine months of 2010, $1 million in 2011 and $3 million in 2012. In first quarter 2010, the amount of loans recast based on reaching the principal cap was insignificant. In addition, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change at the recast date greater than the annual 7.5% reset: $22 million in the remaining nine months of 2010, $36 million in 2011 and $45 million in 2012. In first quarter 2010, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $9 million.
The following table reflects the geographic distribution of the Pick-a-Pay portfolio broken out between PCI loans and all other loans. In stressed housing markets with declining home prices and increasing delinquencies, the LTV ratio is a useful metric in predicting future real estate 1-4 family first mortgage loan performance, including potential charge-offs. Because PCI loans were initially recorded at fair value written down for expected credit losses, the ratio of the carrying value to the current collateral value for acquired loans with credit impairment will be lower as compared with the LTV based on the unpaid principal. For informational purposes, we have included both ratios in the following table.

PICK-A-PAY PORTFOLIO

	PCI loans				All other loans
				Ratio of
				carrying
	Unpaid	Current		value to	Unpaid	Current
	principal	LTV	Carrying	current	principal	LTV	Carrying
(in millions)	balance	ratio (2)	value (3)	value	balance	ratio (2)	value (3)

March 31, 2010
California	$36,113	135%	$24,447	91%	$23,285	88%	$22,953
Florida	5,594	142	3,169	80	4,942	106	4,776
New Jersey	1,621	99	1,249	76	2,829	81	2,818
Texas	428	82	379	72	1,908	66	1,913
Washington	618	102	531	87	1,409	84	1,398
Other states	8,967	115	6,398	81	13,064	87	12,907

Total Pick-a-Pay loans	$53,341		$36,173		$47,437		$46,765

December 31, 2009
California	$37,341	141%	$25,022	94%	$23,795	93%	$23,626
Florida	5,751	139	3,199	77	5,046	104	4,942
New Jersey	1,646	101	1,269	77	2,914	82	2,912
Texas	442	82	399	74	1,967	66	1,973
Washington	633	103	543	88	1,439	84	1,435
Other states	9,283	116	6,597	82	13,401	87	13,321

Total Pick-a-Pay loans	$55,096		$37,029		$48,562		$48,209

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2010. The December 31, 2009 table has been revised to conform to the 2010 presentation of top five states.
(2)	The current LTV ratio is calculated as the unpaid principal balance plus the unpaid principal balance of any equity lines of credit that share common collateral divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.
(3)	Carrying value, which does not reflect the allowance for loan losses, includes purchase accounting adjustments, which, for PCI loans are the nonaccretable difference and the accretable yield, and for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.
To maximize return and allow flexibility for customers to avoid foreclosure, we have in place several loss mitigation strategies for our Pick-a-Pay loan portfolio. We contact customers who are experiencing difficulty and may in certain cases modify the terms of a loan based on a customer’s documented income and other circumstances.
We also have taken steps to work with customers to refinance or restructure their Pick-a-Pay loans into other loan products. For customers at risk, we offer combinations of term extensions of up to 40 years (from 30 years), interest rate reductions, to charge no interest on a portion of the principal for some period of time and, in geographies with substantial property value declines, we will even offer permanent principal reductions. In first quarter 2010, we completed 4,800 Pick-a-Pay loan modifications and have completed over 57,000 modifications since acquisition. The majority of the loan modifications were concentrated in our PCI Pick-a-Pay loan portfolio. Nearly 25,000 modification offers were proactively sent to customers in first quarter 2010. As part of the modification process, the loans are re-underwritten, income is documented and the negative amortization feature is eliminated. Most of the modifications result in material payment reduction to the customer. In fourth quarter 2009, the U.S. Treasury Department’s HAMP was rolled out to the customers in this portfolio. As of March 31, 2010, over 22,000 HAMP applications were being reviewed by our loan servicing department and an additional 6,200 loans have been approved for the HAMP trial modification. We believe a key factor to successful loss mitigation is tailoring the revised loan payment to the customer’s sustainable income. We continually reassess our loss mitigation strategies and may adopt additional or different strategies in the future.

Because of the write-down of the PCI loans in purchase accounting, which have been aggregated in pools, our post merger modifications to PCI Pick-a-Pay loans have not resulted in any modification-related provision for credit losses. To the extent we modify loans not in the PCI Pick-a-Pay portfolio, we establish an impairment reserve in accordance with the applicable accounting requirements for loan restructurings.
Home Equity Portfolios
The disproportionate deterioration in specific segments of the legacy Wells Fargo Home Equity portfolios required a targeted approach to managing these assets. In fourth quarter 2007, a liquidating portfolio was identified, consisting of home equity loans generated through the wholesale channel not behind a Wells Fargo first mortgage, and home equity loans acquired through correspondents. The liquidating portion of the Home Equity portfolio was $8.0 billion at March 31, 2010, compared with $8.4 billion at December 31, 2009. The loans in this liquidating portfolio represent about 1% of total loans outstanding at March 31, 2010, and contain some of the highest risk in our $125.5 billion Home Equity portfolio, with a loss rate of 12.43% compared with 4.34% for the core portfolio. The loans in the liquidating portfolio are largely concentrated in geographic markets that have experienced the most abrupt and steepest declines in housing prices. The core portfolio was $117.4 billion at March 31, 2010, of which 97% was originated through the retail channel and approximately 18% of the outstanding balance was in a first lien position. The following table includes the credit attributes of these two portfolios. California loans represent the largest state concentration in each of these portfolios and have experienced among the highest early-term delinquency and loss rates.
HOME EQUITY PORTFOLIOS (1)

					% of loans				Loss rate
					two payments				(annualized)
	Outstanding balances				or more past due				Quarter ended
	March 31	,	Dec. 31	,	March 31	,	Dec. 31	,	March 31	,	Dec. 31	,
(in millions)	2010		2009		2010		2009		2010		2009

Core portfolio (2)
California	$29,335		30,264		3.88%		4.12		6.56		6.12
Florida	12,923		12,038		5.11		5.48		7.14		6.98
New Jersey	9,033		8,379		2.53		2.50		2.31		1.51
Virginia	6,023		5,855		2.10		1.91		2.34		1.13
Pennsylvania	5,629		5,051		1.90		2.03		1.34		1.81
Other	54,491		53,811		2.76		2.85		3.34		3.04

Total	117,434		115,398		3.21		3.35		4.34		3.90

Liquidating portfolio
California	3,022		3,205		8.12		8.78		17.18		17.94
Florida	386		408		9.22		9.45		17.10		19.53
Arizona	180		193		9.70		10.46		21.33		19.29
Texas	148		154		1.96		1.94		2.98		2.40
Minnesota	104		108		4.44		4.15		9.36		7.53
Other	4,179		4,361		4.65		5.06		8.55		7.33

Total	8,019		8,429		6.24		6.74		12.43		12.16

Total core and liquidating portfolios	$125,453		123,827		3.40		3.58		4.86		4.48

(1)	Consists of real estate 1-4 family junior lien mortgages and lines of credit secured by real estate from all groups, excluding PCI loans.
(2)	Includes equity lines of credit and closed-end second liens associated with the Pick-a-Pay portfolio totaling $1.8 billion at March 31, 2010, and December 31, 2009.

Credit Cards
Our credit card portfolio, a portion of which is included in the Wells Fargo Financial discussion below, totaled $22.5 billion at March 31, 2010, which represented only 3% of our total outstanding loans and was smaller than the credit card portfolios of each of our large bank peers. Delinquencies of 30 days or more were 5.6% of credit card outstandings at March 31, 2010, up from 5.5% at December 31, 2009. Net charge-offs were 11.17% (annualized) for first quarter 2010, up from 10.61% (annualized) in fourth quarter 2009, reflecting high bankruptcy filings and the current economic environment. Enhanced underwriting criteria and line management initiatives instituted in previous quarters continued to have positive effects on loss performance.
Wells Fargo Financial
Wells Fargo Financial’s portfolio consists of real estate loans, substantially all of which are secured debt consolidation loans, and both prime and non-prime auto secured loans, unsecured loans and credit cards.
Wells Fargo Financial had $24.7 billion and $25.8 billion in real estate secured loans at March 31, 2010 and December 31, 2009, respectively. Of this portfolio, $1.5 billion and $1.6 billion, respectively, was considered prime based on secondary market standards and has been priced to the customer accordingly. The remaining portfolio is non-prime but has been originated with standards to reduce credit risk. These loans were originated through our retail channel with documented income, LTV limits based on credit quality and property characteristics, and risk-based pricing. In addition, the loans were originated without teaser rates, interest-only or negative amortization features. Credit losses in the portfolio have increased in the current economic environment compared with historical levels, but performance remained similar to prime portfolios in the industry with overall loss rates of 4.62% in first quarter 2010 on the entire portfolio. At March 31, 2010, $8.1 billion of the portfolio was originated with customer FICO scores below 620, but these loans have further restrictions on LTV and debt-to-income ratios intended to limit the credit risk.
Wells Fargo Financial also had $14.7 billion and $16.5 billion in auto secured loans and leases at March 31, 2010 and December 31, 2009, respectively, of which $4.0 billion and $4.4 billion, respectively, were originated with customer FICO scores below 620. Loss rates in this portfolio in first quarter 2010 were 4.31% for FICO scores of 620 and above, and 5.80% for FICO scores below 620. These loans were priced based on relative risk. Of this portfolio, $9.7 billion represented loans and leases originated through its indirect auto business, a channel Wells Fargo Financial ceased using near the end of 2008.
Wells Fargo Financial had $7.6 billion and $8.1 billion in unsecured loans and credit card receivables at March 31, 2010 and December 31, 2009, respectively, of which $1.0 billion and $1.0 billion, respectively, was originated with customer FICO scores below 620. Net loss rates in this portfolio were 12.77% in first quarter 2010 for FICO scores of 620 and above, and 17.62% for FICO scores below 620. Wells Fargo Financial has tightened credit policies and managed credit lines to reduce exposure during the recent economic environment.

Nonaccrual Loans and Other Nonperforming Assets
The following table shows the comparative data for nonaccrual loans and other NPAs. We generally place loans on nonaccrual status when:
•	the full and timely collection of interest or principal becomes uncertain;
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages and auto loans) past due for interest or principal (unless both well-secured and in the process of collection); or
•	part of the principal balance has been charged off and no restructuring has occurred.
Note 1 (Summary of Significant Accounting Policies — Loans) to Financial Statements in our 2009 Form 10-K describes our accounting policy for nonaccrual loans.
NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS

	March 31		,	Dec. 31	,
	2010			2009 (1)
	Consolidated	All	Total	Total
(in millions)	VIEs (2)	other	balances	balances

Nonaccrual loans:
Commercial and commercial real estate:
Commercial (3)	$—	4,273	4,273	4,397
Real estate mortgage	7	4,750	4,757	3,984
Real estate construction (4)	—	2,915	2,915	3,025
Lease financing	—	185	185	171

Total commercial and commercial real estate	7	12,123	12,130	11,577

Consumer:
Real estate 1-4 family first mortgage (5)	821	11,526	12,347	10,100
Real estate 1-4 family junior lien mortgage	79	2,276	2,355	2,263
Other revolving credit and installment	2	332	334	332

Total consumer	902	14,134	15,036	12,695

Foreign	—	135	135	146

Total nonaccrual loans (6)	909	26,392	27,301	24,418

As a percentage of total loans			3.49%	3.12
Foreclosed assets:
GNMA loans (7)	—	1,111	1,111	960
Other	95	2,875	2,970	2,199
Real estate and other nonaccrual investments (8)	—	118	118	62

Total nonaccrual loans and other nonperforming assets	$1,004	30,496	31,500	27,639

As a percentage of total loans			4.03%	3.53

(1)	The Company consolidated certain VIEs prior to the adoption of new consolidation accounting guidance on January 1, 2010. At December 31, 2009, consolidated VIE loans totaled $561 million, of which there were no loans on nonaccrual status.
(2)	The majority of losses associated with consolidated VIE loans on nonaccrual status will ultimately be borne by third party security holders in future periods.
(3)	Includes no loans held for sale at March 31, 2010, and $19 million at December 31, 2009.
(4)	Includes $7 million of loans held for sale at March 31, 2010, and $8 million at December 31, 2009.
(5)	Includes $412 million of mortgages held for sale at March 31, 2010, and $339 million at December 31, 2009.
(6)	Includes $9.9 billion and $9.5 billion at March 31, 2010, and December 31, 2009, respectively, of loans classified as impaired. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2009 Form 10-K for further information on impaired loans.
(7)	Consistent with regulatory reporting requirements, foreclosed real estate securing GNMA loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(8)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans, and nonaccrual debt securities.

Total NPAs were $31.5 billion (4.03% of total loans) at March 31, 2010, and included $27.3 billion of nonaccrual loans and $4.2 billion of foreclosed assets, real estate, and other nonaccrual investments. Growth in nonaccrual loans slowed in first quarter 2010, increasing from fourth quarter 2009 by $2.9 billion, including $909 million related to assets brought on the balance sheet upon adoption of new consolidation accounting guidance. In first quarter 2010, substantially all of the change in nonaccrual loans related to consumer and commercial real estate loans, and inflows of new nonaccruals declined on a linked-quarter basis, including declines in consumer real estate inflows not related to newly consolidated VIEs and total commercial and commercial real estate inflows, with a 27% decline in commercial real estate inflows.
Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status. During 2009, because of purchase accounting, the rate of growth in nonaccrual loans was higher than it would have been without PCI loan accounting. The impact of purchase accounting on our credit data will diminish over time. In addition, we have also increased loan modifications and restructurings to assist homeowners and other borrowers in the current difficult economic cycle. This increase is expected to result in elevated nonaccrual loan levels for longer periods because consumer nonaccrual loans that have been modified remain in nonaccrual status until a borrower has made six consecutive contractual payments, inclusive of consecutive payments made prior to the modification. Loans are re-underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. For an accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in a nonaccrual status until the borrower has made six consecutive contractual payments.
Loss expectations for nonaccrual loans are driven by delinquency rates, default probabilities and severities. While nonaccrual loans are not free of loss content, we believe that the estimated loss exposure remaining in these balances is significantly mitigated by four factors. First, 91% of nonaccrual loans are secured. Second, losses have already been recognized on 37% of the consumer nonaccruals and 29% of commercial nonaccruals and, when a residential nonaccrual loan reaches 180 days past due, it is our policy to write these loans down to net realizable value. Third, as of March 31, 2010, 45% of commercial nonaccrual loans were current on interest. Fourth, there are certain nonaccruals for which there are loan level reserves in the allowance, while others are covered by pool level reserves.
Commercial and CRE nonaccrual loans, net of write-downs, amounted to $12.1 billion at March 31, 2010, up $553 million, or 5%, from $11.6 billion at December 31, 2009. On a linked-quarter basis, both the dollar amount of the increase and the rate of growth have slowed. The related reserves and write-downs for commercial and CRE nonaccrual loans at March 31, 2010, were as follows:
•	Reserves
–	$7.6 billion have $1.0 billion in life-of-loan loss impairment reserves in addition to any charge-offs; and
–	the remaining $4.5 billion have reserves as part of the allowance for loan losses.
•	Write-downs
–	$4.1 billion are net of write-downs of $2.1 billion; and
–	the remaining $8.0 billion have not been written down.

Of the $12.1 billion of commercial and CRE nonaccrual loans, $11.0 billion (91%) are secured, of which $7.7 billion (63%) are secured by real estate, and the remainder secured by other assets such as receivables, inventory and equipment. Over 45% of these nonaccrual loans are paying interest that is being applied to principal.
Consumer nonaccrual loans (including nonaccrual troubled debt restructurings (TDRs)) amounted to $15.0 billion at March 31, 2010, compared with $12.7 billion at December 31, 2009. The $2.3 billion increase in nonaccrual consumer loans from December 31, 2009, represented an increase of $2.2 billion in 1-4 family first mortgage loans and an increase of $92 million in 1-4 family junior liens. Residential mortgage nonaccrual loans increased largely due to slower disposition, not increased quarterly inflow. In addition, the increase in nonaccrual loans included $902 million related to assets brought on the balance sheet upon consolidation of VIEs. Federal government programs, such as HAMP, and Wells Fargo proprietary programs, such as the Company’s Pick-a-Pay Mortgage Assistance program, require customers to provide updated documentation and complete trial repayment periods before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, many states, including California and Florida where Wells Fargo has significant exposures, have enacted legislation that significantly increases the time frames to complete the foreclosure process, meaning that loans will remain in nonaccrual status for longer periods. At the conclusion of the foreclosure process, we continue to sell real estate owned in a very timely fashion.
When a consumer real estate loan is 120 days past due, we move it to nonaccrual status and when the loan reaches 180 days past due it is our policy to write these loans down to net realizable value. Thereafter, we revalue each loan in nonaccrual status regularly and recognize additional charges if needed. Our quarterly market classification process, employed since late 2007, indicates as of March 31, 2010, that home values in most metropolitan statistical areas have stabilized and we anticipate manageable additional write-downs while properties work through the foreclosure process.
Of the $15.0 billion of consumer nonaccrual loans:
•	99% are secured, substantially all by real estate; and
•	21% have a combined LTV ratio of 80% or below.
In addition to the $15.0 billion of consumer nonaccrual loans, there were also accruing consumer TDRs of $7.5 billion at March 31, 2010. In total, there were $22.5 billion of consumer nonaccrual loans and accruing TDRs at March 31, 2010. The related reserves and write-downs for consumer nonaccrual loans at March 31, 2010, were as follows:
•	Write-downs
–	$9.8 billion have $2.1 billion in life-of-loan TDR loss impairment reserves in addition to any charge-offs; and
–	the remaining $12.7 billion have reserves as part of the allowance for loan losses;
•	Reserves
–	$6.7 billion are net of write-downs of $3.0 billion; consumer loans secured by real estate are charged-off to the appraised value, less cost to sell, of the underlying collateral when these loans reach 180 days delinquent; and
–	the remaining $15.8 billion have not been written down.
NPAs at March 31, 2010, included $1.1 billion of loans that are FHA insured or VA guaranteed, which have little to no loss content, and $3.0 billion of foreclosed assets, which have been written down to the value of the underlying collateral. Foreclosed assets included $446 million that resulted from PCI loans.

Foreclosed assets increased 29% in first quarter 2010. The majority of the inherent loss content in these assets has already been accounted for, and increases to this population of assets should have minimal additional impact to expected loss levels.
Given our real estate-secured loan concentrations and current economic conditions, we anticipate continuing to hold a high level of NPAs on our balance sheet. We expect the rate of growth in NPAs to continue to decline, but expect balances to continue increasing modestly near term. We believe the loss content in the nonaccrual loans has either already been realized or provided for in the allowance for credit losses at March 31, 2010. We remain focused on proactively identifying problem credits, moving them to nonperforming status and recording the loss content in a timely manner. We’ve increased staffing in our workout and collection organizations to ensure these troubled borrowers receive the attention and help they need. See the “Risk Management — Allowance for Credit Losses” section in this Report for additional discussion. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower.

Troubled Debt Restructurings (TDRs)
The following table provides the detail of the recorded investment in loans modified in TDRs.

	March 31,	Dec. 31,
(in millions)	2010	2009

Consumer TDRs:
Real estate 1-4 family first mortgage	$7,972	6,685
Real estate 1-4 family junior lien mortgage	1,563	1,566
Other revolving credit and installment	310	17

Total consumer TDRs	9,845	8,268

Commercial and commercial real estate TDRs	386	265

Total TDRs	$10,231	8,533

TDRs on nonaccrual status	$2,738	2,289
TDRs on accrual status	7,493	6,244

Total TDRs	$10,231	8,533

We establish an impairment reserve when a loan is restructured in a TDR. The impairment reserve for TDRs was $2.2 billion at March 31, 2010, and $1.8 billion at December 31, 2010.
Total charge-offs related to loans modified in a TDR that were still held in the balance sheet at period end were $322 million and $36 million for first quarter 2010 and 2009, respectively. The TDR charge-offs for first quarter 2010 included $145 million due to newly issued regulatory guidance requiring charge-off of certain collateral-dependent residential real estate loans that have been modified.
Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We underwrite loans at the time of restructuring to determine if the borrower has the capacity to continue to perform under the restructured terms. If the borrower has demonstrated performance under the previous terms and the underwriting process shows capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in nonaccrual status until the borrower demonstrates a sustained period of performance which we believe to be six consecutive monthly payments. Loans will also be placed on nonaccrual, and a corresponding charge-off recorded to the loan balance, if we believe that principal and interest contractually due under the modified agreement will not be collectible.
We do not forgive principal for a majority of our TDRs. In those situations where principal is forgiven, the performance on the remaining balance will generally improve, which may justify continued accrual or returning the loan to accrual after the borrower demonstrates a sustained period of performance.

Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual. PCI loans are excluded from the disclosure of loans 90 days or more past due and still accruing interest. Even though certain of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield under the accounting for PCI loans and not to contractual interest payments.
Loans 90 days or more past due and still accruing totaled $21.8 billion at March 31, 2010, and $22.2 billion at December 31, 2009. The totals included $15.9 billion and $15.3 billion for the same dates, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools and similar loans whose repayments are insured by the FHA or guaranteed by the VA. At March 31, 2010, loans 90 days or more past due and still accruing included $107 million associated with consolidated VIE loans.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING (EXCLUDING INSURED/GUARANTEED GNMA AND SIMILAR LOANS)

	March 31			,	Dec. 31	,
	2010				2009(1)
	Consolidated	All	Total		Total
(in millions)	VIEs (2)	other	balances		balances

Commercial and commercial real estate:
Commercial	$—	561	561		590
Real estate mortgage	—	1,129	1,129		1,183
Real estate construction	—	605	605		740

Total commercial and commercial real estate	—	2,295	2,295		2,513

Consumer:
Real estate 1-4 family first mortgage (3)	94	1,187	1,281		1,623
Real estate 1-4 family junior lien mortgage	10	404	414		515
Credit card	—	719	719		795
Other revolving credit and installment	3	1,216	1,219		1,333

Total consumer	107	3,526	3,633		4,266

Foreign	—	29	29		73

Total	$107	5,850	5,957		6,852

(1)	We consolidated certain VIEs prior to the adoption of new consolidation accounting guidance on January 1, 2010. At December 31, 2009, consolidated VIE loans totaled $561 million, of which there were no loans 90 days or more past due and still accruing.
(2)	The majority of losses associated with consolidated VIE loans that are 90 days or more past due and still accruing will ultimately be borne by third party security holders in future periods.
(3)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

Net Charge-offs
NET CHARGE-OFFS

	Quarter ended March 31						,
	2010					2009
		Collateral-		Total	As a		As a
		dependent		net loan	%of	Net loan	% of
	Consolidated	modified	All	charge-	average	charge-	average
(in millions)	VIEs (1)	loans (2)	other	offs	loans (3)	offs	loans (3)

Commercial and commercial real estate:
Commercial	$—	—	650	650	1.68%	$556	1.15%
Real estate mortgage	—	—	327	327	1.27	21	0.08
Real estate construction	—	—	338	338	4.74	103	1.21
Lease financing	—	—	29	29	0.85	17	0.43

Total commercial and commercial real estate	—	—	1,344	1,344	1.79	697	0.80
Consumer:
Real estate 1-4 family first mortgage	97	46	1,168	1,311	2.17	391	0.65
Real estate 1-4 family junior lien mortgage	15	99	1,335	1,449	5.56	847	3.12
Credit card	—	—	643	643	11.17	582	10.13
Other revolving credit and installment	11	—	536	547	2.45	696	3.05

Total consumer	123	145	3,682	3,950	3.45	2,516	2.16
Foreign	—	—	36	36	0.52	45	0.56

Total	$123	145	5,062	5,330	2.71%	$3,258	1.54%

(1)	The majority of losses associated with consolidated VIE loans on nonaccrual status will ultimately be borne by third party security holders in future periods.
(2)	Comptroller of the Currency CNBE Policy Guidance 2010-11, Policy Interpretation — Supervisory Memorandum 2009-7, Guidance for the Treatment of Residential Real Estate Loan Modifications.
(3)	Quarterly net charge-offs as a percentage of average loans are annualized.
Net charge-offs in first quarter 2010 were $5.3 billion (2.71% of average total loans outstanding, annualized) compared with $5.4 billion (2.71%) in fourth quarter 2009, and $3.3 billion (1.54%) a year ago. Based on results for the last few quarters and current loss projections, we believe quarterly total credit losses have peaked. Total credit losses included $1.3 billion of commercial and commercial real estate loans (1.79%) and $4.0 billion of consumer loans (3.45%) in first quarter 2010 as shown in the table above. First quarter charge-offs included $123 million in losses associated with assets brought onto the balance sheet upon adoption of new consolidation accounting guidance and $145 million in losses associated with newly issued regulatory charge-off guidance applicable to collateral-dependent real estate loan modifications. The costs related to these charge-offs had previously been reserved. Our credit view has improved earlier than we had anticipated. In the consumer portfolio, lower early stage delinquencies, better delinquency roll rates, and improved values for residential real estate and autos were evident in the first quarter. In the commercial portfolio (including CRE) losses declined $356 million from fourth quarter 2009 and may indicate stabilization and an earlier-than-expected loss peak.

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
We employ a disciplined process and methodology to establish our allowance for loan losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade specific loss factors. The process involves difficult, subjective, and complex judgments. In addition, we review several credit ratio trends, such as the ratio of the allowance for loan losses to nonaccrual loans and the ratio of the allowance for loan losses to net charge-offs. These trends are not determinative of the adequacy of the allowance as we use several analytical tools in determining the adequacy of the allowance.
For individually graded (typically commercial) portfolios, we generally use loan-level credit quality ratings, which are based on borrower information and strength of collateral, combined with historically based grade specific loss factors. The allowance for individually rated nonaccruing commercial loans with an outstanding exposure of $5 million or greater is determined through an individual impairment analysis. For statistically evaluated portfolios (typically consumer), we generally leverage models which use credit-related characteristics such as credit rating scores, delinquency migration rates, vintages, and portfolio concentrations to estimate loss content. Additionally, the allowance for TDRs is based on the risk characteristics of the modified loans and the resultant estimated cash flows discounted at the pre-modification effective yield of the loan. While the allowance is determined using product and business segment estimates, it is available to absorb losses in the entire loan portfolio.
At March 31, 2010, the allowance for loan losses totaled $25.1 billion (3.22% of total loans), compared with $24.5 billion (3.13%), at December 31, 2009. The allowance for credit losses was $25.7 billion (3.28% of total loans) at March 31, 2010, and $25.0 billion (3.20%) at December 31, 2009. The allowance for credit losses included $247 million at March 31, 2010, and $333 million at December 31, 2009, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting write-downs. The reserve for unfunded credit commitments was $533 million at March 31, 2010, and $515 million at December 31, 2009. In addition to the allowance for credit losses there was $19.9 billion of nonaccretable difference at March 31, 2010, and $22.9 billion at December 31, 2009, to absorb losses for PCI loans.
The ratio of the allowance for credit losses to total nonaccrual loans was 94% at March 31, 2010, and 103% at December 31, 2009. In general, this ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages, auto and other consumer loans at March 31, 2010.
Total provision expense in first quarter 2010 was $5.3 billion compared with $4.6 billion a year ago. The provision for credit losses in first quarter 2010 equaled charge-offs, compared with a net build to the allowance for credit losses of $1.3 billion for first quarter 2009. Our loan loss reserve increase from year end 2009 is fully attributable to assets brought on balance sheet due to the adoption of new consolidation accounting guidance.

We believe the allowance for credit losses of $25.7 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2010. The allowance for credit losses is subject to change and we consider existing factors at the time, including economic and market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in our 2009 Form 10-K.
Reserve for Mortgage Loan Repurchase Losses
We sell mortgage loans to various parties, including GSEs, under contractual provisions that include various representations and warranties which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and similar matters. We may be required to repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan (collectively “repurchase”) in the event of a material breach of such contractual representations or warranties. On occasion, we may negotiate global settlements in order to resolve a pipeline of demands in lieu of repurchasing the loans. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.
We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. Such factors incorporate estimated levels of defects based on internal quality assurance sampling, default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), reimbursement by correspondent and other third party originators, and projected loss severity. We establish a reserve at the time loans are sold and continually update our reserve estimate during their life. Although investors may demand repurchase at any time, the majority of repurchase demands occurs in the first 24 to 36 months following origination of the mortgage loan and can vary by investor. Currently, repurchase demands primarily relate to 2006 through 2008 vintages.
During first quarter 2010, we continued to experience elevated levels of repurchase activity measured by number of loans, investor repurchase demands and our level of repurchases. We repurchased or otherwise settled mortgage loans with balances of $600 million and incurred net losses on repurchase activity of $172 million. Our reserve for repurchases, included in “Accrued expenses and other liabilities” in our consolidated financial statements, was $1.3 billion at March 31, 2010, and $1.0 billion at December 31, 2009. In first quarter 2010, a $402 million addition to the reserve was included in gains on mortgage loan origination/sales. To the extent that repurchased loans are nonperforming, the loans are classified as nonaccrual. Nonperforming loans included $390 million of repurchased loans at March 31, 2010, and $308 million at December 31, 2009.

The following table summarizes the changes in our reserve for mortgage loan repurchase losses.

	Quarter ended		Year ended
	Mar. 31	,	Dec. 31	,
(in millions)	2010		2009

Balance, beginning of period	$1,033		620	(1)
Additions:
Loan sales	44		302
Change in estimate — primarily due to credit deterioration	358		625

Total additions	402		927
Net losses	(172)		(514)

Balance, end of period	$1,263		1,033

(1)	Reflects purchase accounting refinements.
The reserve for mortgage loan repurchase losses of $1.3 billion at March 31, 2010, represents our best estimate of the probable loss that we may incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. There may be a range of reasonably possible losses in excess of the estimated liability that cannot be estimated. The factors that influence our reserve for mortgage loan repurchase losses are dependent on economic, investor demand strategies, and other external conditions that may change over the life of the underlying loans, are difficult to estimate and require considerable management judgment. We maintain regular contact with the GSEs and other significant investors to monitor and address their repurchase demand practices and concerns.
A majority of our repurchases were government agency conforming loans from Freddie Mac and Fannie Mae. Our repurchase and settlement activity during first quarter 2010 was elevated primarily related to weaker economic conditions as investors, predominantly GSEs, made increased demands associated with higher levels of defaulted loans.
To the extent that economic conditions and the housing market do not recover or future investor repurchase demand and appeals success rates differ from past experience, we could continue to have increased demands and increased loss severity on repurchases, causing future additions to the repurchase reserve. However, some of the underwriting standards that were permitted by the GSEs for conforming loans in the 2006 through 2008 vintages, which significantly contributed to recent levels of repurchase demands, were tightened starting in mid to late 2008. Accordingly, we do not expect a similar rate of repurchase requests from the 2009 and prospective vintages, absent deterioration in economic conditions or changes in investor behavior.

ASSET/LIABILITY MANAGEMENT
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) — which oversees these risks and reports periodically to the Finance Committee of the Board of Directors — consists of senior financial and business executives. Each of our principal business groups has its own asset/liability management committee and process linked to the Corporate ALCO process.
Interest Rate Risk
Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of March 31, 2010, our most recent simulation indicated estimated earnings at risk of less than 1% of our most likely earnings plan over the next 12 months using a scenario in which the federal funds rate rises to 3.75% and the 10-year Constant Maturity Treasury bond yield rises to 5.10%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
We use exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount, credit risk amount and estimated net fair value of these derivatives as of March 31, 2010, and December 31, 2009, are presented in Note 11 (Derivatives) to Financial Statements in this Report.
For additional information regarding interest rate risk, see pages 66-67 of our 2009 Form 10-K.
Mortgage Banking Interest Rate and Market Risk
We originate, fund and service mortgage loans, which subject us to various risks, including credit, liquidity and interest rate risks. For a discussion of mortgage banking interest rate and market risk, see pages 67-69 of our 2009 Form 10-K.
In first quarter 2010, a $777 million decrease in the fair value of our MSRs and $1.8 billion gain on free-standing derivatives used to hedge the MSRs resulted in a net gain of $1.0 billion. This net gain was largely due to hedge-carry income which reflected the low short-term interest rate environment. The net gain on the MSR of $1.0 billion was down from $1.9 billion in fourth quarter 2009 due to a change in the composition of the hedge toward more interest rate swaps and lower coupon mortgage forwards designed to maintain ongoing hedge effectiveness.
While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARMs production held for sale from changes in mortgage interest rates may or may not be fully offset by Treasury and LIBOR index-based financial instruments used as economic hedges for such ARMs. Additionally, the hedge-carry income we earn on our economic hedges for the MSRs may not continue if the spread between short-term and long-term rates decreases, we shift the composition of the hedge to more interest rate swaps, or there are other changes in the market for mortgage forwards that impact the implied carry.
For additional information regarding other risk factors related to the mortgage business, see pages 67-69 of our 2009 Form 10-K.
The total carrying value of our residential and commercial MSRs was $16.6 billion at March 31, 2010, and $17.1 billion at December 31, 2009. The weighted-average note rate on our portfolio of loans serviced for others was 5.59% at March 31, 2010, and 5.66% at December 31, 2009. Our total MSRs were 0.89% of mortgage loans serviced for others at March 31, 2010, compared with 0.91% at December 31, 2009.
Market Risk — Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The credit risk amount and estimated net fair value of all customer accommodation derivatives are included in Note 11 (Derivatives) to Financial Statements in this Report. Open, “at risk” positions for all trading businesses are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VaR) metrics complemented with factor analysis and stress testing. VaR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VaR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VaR throughout first quarter 2010 was $38 million, with a lower bound of $23 million and an upper bound of $52 million. For additional information regarding market risk related to trading activities, see page 69 of our 2009 Form 10-K.
Market Risk — Equity Markets
We are directly and indirectly affected by changes in the equity markets. For additional information regarding market risk related to equity markets, see page 69 of our 2009 Form 10-K.
The following table provides information regarding our marketable and nonmarketable equity investments.

	March 31	,	Dec. 31	,
(in billions)	2010		2009

Private equity investments:
Cost method	$3.8		3.8
Equity method	6.4		5.1
Principal investments	0.4		1.4
Marketable equity securities:
Cost	4.9		4.7
Fair value	5.7		5.6

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
Debt securities in the securities available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold, securities purchased under resale agreements and other short-term investments. Asset liquidity is further enhanced by our ability to sell or securitize loans in secondary markets and to pledge loans to access secured borrowing facilities through the Federal Home Loan Banks, the FRB, or the U.S. Treasury.
Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. Additional funding is provided by long-term debt (including trust preferred securities), other foreign deposits and short-term borrowings (federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets generally will consider, among other factors, a company’s debt rating in making investment decisions. Wells Fargo Bank, N.A. is rated “Aa2,” by Moody’s Investors Service, and “AA,” by Standard & Poor’s (S&P) Rating Services. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of Federal financial assistance or support for certain large financial institutions. Material changes in these factors, including the enactment of proposed legislation that may lessen the probability of future Federal assistance or support for large financial institutions, could result in a different debt rating; however, a change in debt rating would not cause us to violate any of our debt covenants. See the “Risk Factors” section of this Report for additional information regarding recent legislative proposals and our credit ratings.
Parent. Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. In June 2009, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt.
At March 31, 2010, the Parent had outstanding short-term and long-term debt under these authorities of $9.9 billion and $112.6 billion, respectively. During first quarter 2010, the Parent issued a total of $1.3 billion in non-guaranteed registered senior notes. Effective August 2009, the Parent established an SEC registered $25 billion medium-term note program (MTN), under which it may issue senior and subordinated debt securities. Also, effective April 2010, the Parent established an SEC registered $25 billion MTN, under which it may issue senior debt securities linked to one or more market indices. In December 2009, the Parent established a $25 billion European medium-term note programme (EMTN), under which it may issue senior and subordinated debt securities. In March 2010, the Parent increased its Australian medium-term note programme (AMTN) from A$5 billion to A$10 billion, under which it may issue senior and subordinated debt securities. The EMTN and AMTN securities are not registered with the SEC and may not be offered in the United States without applicable exemptions from registration. The Parent has $21.8 billion, $25.0 billion and A$6.8 billion available for issuance under the MTN, EMTN and AMTN, respectively. The proceeds from securities issued in first quarter 2010 were used for general corporate purposes, and we expect that the proceeds from securities issued in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. In December 2007, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in long-term senior or subordinated notes. At March 31, 2010, Wells Fargo Bank, N.A. had remaining issuance capacity on the bank note program of $50 billion in short-term senior notes and $50 billion in long-term senior or subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. Effective March 20, 2010, Wachovia Bank, N.A. merged with and into Wells Fargo Bank, N.A.
Wells Fargo Financial. In January 2010, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly-owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion in medium-term notes for distribution from time to time in Canada. At March 31, 2010, CAD$7.0 billion remained available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.
Federal Home Loan Bank Membership
We are a member of the Federal Home Loan Banks based in Dallas, Des Moines and San Francisco (collectively, the FHLBs). Each member of each of the FHLBs is required to maintain a minimum investment in capital stock of the applicable FHLB. The board of directors of each FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Board. Because the extent of any obligation to increase our investment in any of the FHLBs depends entirely upon the occurrence of a future event, potential future payments to the FHLBs are not determinable.
CAPITAL MANAGEMENT
We have an active program for managing stockholders’ equity and regulatory capital and we maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital internally primarily through the retention of earnings net of dividends, and through the issuance of common stock to certain benefit plans. Our objective is to maintain capital levels at the Company and its bank subsidiaries above the regulatory “well-capitalized” thresholds by an amount commensurate with our risk profile. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $2.1 billion from December 31, 2009, predominantly from Wells Fargo net income of $2.5 billion, less common and preferred dividends of $444 million. During first quarter 2010, we issued approximately 28 million shares of common stock, with net proceeds of $464 million, including 7 million shares from time to time during the period under various employee benefit (including our employee stock option plan) and director plans, as well as under our dividend reinvestment and direct stock purchase programs.

On April 29, 2010, following stockholder approval, the Company amended its certificate of incorporation to provide for an increase in the number of shares of the Company’s common stock authorized for issuance from 6 billion to 9 billion.
In connection with our participation in the Troubled Asset Relief Program Capital Purchase Program, we issued to the U.S. Treasury Department a warrant to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share. The Treasury Department has announced plans to hold an auction to sell the warrant. We will not receive any of the proceeds from the sale of the warrant. We will be allowed to bid in the auction process. If we bid, we will not receive any preferential treatment, and will participate in the auction process on the same basis as all other bidders except that we will be required to submit any final bid earlier than other participants.
From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and regulatory and legal considerations. The FRB published clarifying supervisory guidance in first quarter 2009, SR 09-4 Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies, pertaining to the FRB’s criteria, assessment and approval process for reductions in capital. As with all 19 participants in the FRB’s SCAP, under this supervisory letter, before repurchasing our common shares, we must consult with the Federal Reserve staff and demonstrate that the proposed actions are consistent with the existing supervisory guidance, including demonstrating that our internal capital assessment process is consistent with the complexity of our activities and risk profile. In 2008, the Board authorized the repurchase of up to 25 million additional shares of our outstanding common stock. During first quarter 2010, we repurchased 1 million shares of our common stock, all from our employee benefit plans. At March 31, 2010, the total remaining common stock repurchase authority was approximately 5 million shares.
Historically, our policy has been to repurchase shares under the “safe harbor” conditions of Rule 10b-18 of the Securities Exchange Act of 1934 including a limitation on the daily volume of repurchases. Rule 10b-18 imposes an additional daily volume limitation on share repurchases during a pending merger or acquisition in which shares of our stock will constitute some or all of the consideration. Our management may determine that during a pending stock merger or acquisition when the safe harbor would otherwise be available, it is in our best interest to repurchase shares in excess of this additional daily volume limitation. In such cases, we intend to repurchase shares in compliance with the other conditions of the safe harbor, including the standing daily volume limitation that applies whether or not there is a pending stock merger or acquisition.
The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At March 31, 2010, the Company and each of our subsidiary banks were “well capitalized” under applicable regulatory capital adequacy guidelines. See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
Current regulatory RBC rules are based primarily on broad credit-risk considerations and limited market related risks, but do not take into account other types of risk a financial company may be exposed to. Our capital adequacy assessment process contemplates a wide range of risks that the Company is exposed to and also takes into consideration our performance under a variety of economic conditions, as well as regulatory expectations and guidance, rating agency viewpoints and the view of capital market participants.
At March 31, 2010, stockholders’ equity and Tier 1 common equity levels were higher than the quarter ending prior to the Wachovia acquisition. During 2009, as regulators and the market focused on the composition of regulatory capital, the Tier 1 common equity ratio gained significant prominence as a metric of capital strength. There is no mandated minimum or “well capitalized” standard for Tier 1 common equity; instead the RBC rules state voting common stockholders’ equity should be the dominant element within Tier 1 common equity. Tier 1 common equity was $70.2 billion at March 31, 2010, or 7.09% of risk-weighted assets, an increase of $4.7 billion from December 31, 2009. The following table provides the details of the Tier 1 common equity calculation. The implementation of new consolidation accounting guidance did not significantly impact capital ratios; the addition of $6 billion of risk-adjusted assets reduced the Tier 1 common ratio by less than 1 basis point.
TIER 1 COMMON EQUITY (1)

			March 31 ,	Dec. 31 ,
(in billions)			2010	2009

Total equity			$118.1	114.4
Less:	Noncontrolling interests		(2.0)	(2.6)

Total Wells Fargo stockholders’ equity			116.1	111.8

Less:	Preferred equity		(8.1)	(8.1)
	Goodwill and intangible assets (other than MSRs)		(37.2)	(37.7)
	Applicable deferred assets		5.2	5.3
	Deferred tax asset limitation		—	(1.0)
	MSRs over specified limitations		(1.5)	(1.6)
	Cumulative other comprehensive income		(4.0)	(3.0)
	Other		(0.3)	(0.2)

	Tier 1 common equity	(A)	$70.2	65.5

Total risk-weighted assets (2)		(B)	$990.1	1,013.6

Tier 1 common equity to total risk-weighted assets		(A)/(B)	7.09%	6.46

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies, to assess the capital position of financial services companies. Tier 1 common equity includes total Wells Fargo stockholders’ equity, less preferred equity, goodwill and intangible assets (excluding MSRs), net of related deferred taxes, adjusted for specified Tier 1 regulatory capital limitations covering deferred taxes, MSRs, and cumulative other comprehensive income. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report) are fundamental to understanding our results of operations and financial condition, because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•	the allowance for credit losses;
•	purchased credit-impaired (PCI) loans;
•	the valuation of residential mortgage servicing rights (MSRs);
•	the fair valuation of financial instruments;
•	pension accounting; and
•	income taxes.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee of the Company’s Board. These policies are described in the “Financial Review — Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2009 Form 10-K.
FAIR VALUATION OF FINANCIAL INSTRUMENTS
We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2009 Form 10-K for the complete critical accounting policy related to fair valuation of financial instruments.
For the securities available-for-sale portfolio, we typically use independent pricing services and brokers to obtain fair value of based upon quoted prices. We determine the most appropriate and relevant pricing service for each security class and generally obtain one quoted price for each security. For securities in our trading portfolio, we typically use prices developed internally by our traders to measure the security at fair value. Internal traders base their prices upon their knowledge of current market information for the particular security class being valued. Current market information includes recent transaction prices for the same or similar securities, liquidity conditions, relevant benchmark indices and other market data. For both trading and available-for-sale securities, we validate prices using a variety of methods, including but not limited to, comparison to pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices and, for securities valued using external pricing services or brokers, review of pricing by Company personnel familiar with market liquidity and other market-related conditions. We believe the determination of fair value for our securities is consistent with the accounting guidance on fair value measurements.

The table below presents the summary of the fair value of financial instruments recorded at fair value on a recurring basis, and the amounts measured using significant Level 3 inputs (before derivative netting adjustments). The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.

	March 31, 2010		December 31, 2009
	Total		Total
($ in billions)	balance	Level 3 (1)	balance	Level 3 (1)

Assets carried at fair value	$262.3	49.3	277.4	52.0
As a percentage of total assets	21%	4	22	4
Liabilities carried at fair value	$18.4	8.4	22.8	7.9
As a percentage of total liabilities	2%	1	2	1

(1)	Before derivative netting adjustments.
See Note 12 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for a complete discussion on our use of fair valuation of financial instruments, our related measurement techniques and its impact to our financial statements.
Current Accounting Developments
The following accounting pronouncement was issued by the Financial Accounting Standards Board, but is not yet effective:
•	Accounting Standards Update (ASU) 2010-11, Scope Exception Related to Embedded Credit Derivatives.
ASU 2010-11 addresses when entities should evaluate embedded credit derivative features in financial instruments. The Update clarifies that bifurcation and separate accounting is not required for embedded credit derivative features that are only related to the transfer of credit risk that occurs when one financial instrument is subordinate to another. Embedded derivatives related to other types of credit risk must be analyzed to determine the appropriate accounting treatment. The guidance also allows companies to elect fair value option upon adoption for retained and purchased interests in securitized financial assets. By making this election, companies would not be required to evaluate whether embedded credit derivative features exist for those interests. This guidance is effective for us in third quarter 2010. We are evaluating the impact these accounting changes may have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements in this Report include, but are not limited to, statements we make about: (i) future results of the Company; (ii) future credit quality and expectations regarding future loan losses in our loan portfolios and life-of-loan estimates, including our belief that quarterly provision expense and quarterly total credit losses have peaked and are expected to decline; the level and loss content of nonperforming assets and nonaccrual loans, including our expectation that nonperforming assets will continue to increase gradually and peak before year end; the sufficiency of our credit loss allowance to cover future credit losses; and the reduction or mitigation of risk in our loan portfolios and the effects of loan modification programs; (iii) the merger integration of the Company and Wachovia, including expense savings, merger costs and revenue synergies; (iv) the expected outcome and impact of legal, regulatory and legislative developments; and (v) the Company’s plans, objectives and strategies.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•	current and future economic and market conditions, including the effects of further declines in housing prices and high unemployment rates;
•	the terms of capital investments or other financial assistance provided by the U.S. government;
•	our capital requirements and the ability to raise capital on favorable terms;
•	legislative and regulatory financial services reform;
•	legislative proposals to allow mortgage cram-downs in bankruptcy or require other loan modifications;
•	legislative and regulatory developments relating to overdraft fees, credit cards, and other bank services, as well as changes to our overdraft practices, which could have a negative effect on our revenue and other financial results;
•	the extent of our success in our loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications or changes in such requirements or guidance;
•	our ability to successfully integrate the Wachovia merger and realize the expected cost savings and other benefits and the effects of any delays or disruptions in systems conversions relating to the Wachovia integration;
•	our ability to realize the efficiency initiatives to lower expenses when and in the amount expected;
•	recognition of OTTI on securities held in our available-for-sale portfolio;
•	the effect of changes in interest rates on our net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;
•	hedging gains or losses;
•	disruptions in the capital markets and reduced investor demand for mortgage loans;
•	our ability to sell more products to our customers;
•	the effect of the economic recession on the demand for our products and services;

•	the effect of the fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;
•	our election to provide support to our mutual funds for structured credit products they may hold;
•	changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied or interpreted;
•	mergers, acquisitions and divestitures;
•	changes in the Company’s credit ratings and changes in the credit quality of the Company’s customers or counterparties;
•	the impact of current, pending and future legislation and regulation;
•	reputational damage from negative publicity, fines, penalties and other negative consequences from regulatory violations and legal actions;
•	the loss of checking and saving account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin;
•	fiscal and monetary policies of the Federal Reserve Board; and
•	the other risk factors and uncertainties described under “Risk Factors” in our 2009 Form 10-K and under “Risk Factors” in this Report.
In addition to the above factors, we also caution that there is no assurance that our allowance for credit losses will be adequate to cover future credit losses, especially if credit markets, housing prices and unemployment do not continue to stabilize or improve. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.
Any forward-looking statement made by us in this Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

RISK FACTORS
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss above under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market and litigation risks and to the “Risk Factors” and “Regulation and Supervision” sections in our 2009 Form 10-K for a detailed discussion of risk factors.
The following risk factor supplements and restates the risk factor captioned “Legislative and regulatory proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into” set forth on page 81 of our 2009 Form 10-K and should be read in conjunction with the other risk factors in our 2009 Form 10-K and in this Report.
Legislative and regulatory proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into and may have a material adverse effect on our business operations, income, and/or competitive position.
Many legislative and regulatory proposals directed at the financial services industry are being proposed or are pending in the U.S. Congress to address perceived weaknesses in the financial system and regulatory oversight thereof that may have contributed to the financial disruption over the last two years and to provide additional protection for consumers and investors. These proposals, if adopted, may restrict our ability to compete in our current businesses or restrict our ability to enter into new businesses that we otherwise may desire to enter into. In addition, the proposals may limit our revenues in businesses, impose fees or taxes on us, restrict compensation we may pay to key employees, restrict acquisition opportunities, and/or intensify the regulatory supervision of us and the financial services industry. These proposals, if adopted, may have a material adverse effect on our business operations, income, and/or competitive position and may have other negative consequences. For example, certain rating agencies have indicated that enactment of recent legislative proposals relating to financial services reform could result in lower credit ratings for certain financial institutions, including the Company, if the legislation reduces the probability of future Federal financial assistance or support for those financial institutions currently assumed by the rating agencies in their credit ratings. Other factors may also affect credit ratings, including the potential benefits and costs to financial institutions that may result from the proposed legislation, if enacted. A reduction in one or more of our credit ratings could adversely affect our ability to borrow funds and raise the costs of our borrowings substantially. In addition, changes in our credit ratings could cause creditors and business counterparties to raise collateral requirements or take other actions, which could adversely affect our ability to raise capital. Similarly, changes in the credit ratings of our customers and business counterparties also could have an adverse effect on our business operations.
Any factor described in this Report or in our 2009 Form 10-K could by itself, or together with other factors, adversely affect our financial results and condition. There are factors not discussed above or elsewhere in this Report that could adversely affect our financial results and condition.

CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2010, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
INTERNAL CONTROL OVER FINANCIAL REPORTING
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter in 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarter ended March 31	,
(in millions, except per share amounts)	2010	2009

Interest income
Trading assets	$267	266
Securities available for sale	2,415	2,709
Mortgages held for sale	387	415
Loans held for sale	34	67
Loans	10,038	10,765
Other interest income	84	91

Total interest income	13,225	14,313

Interest expense
Deposits	735	999
Short-term borrowings	18	123
Long-term debt	1,276	1,779
Other interest expense	49	36

Total interest expense	2,078	2,937

Net interest income	11,147	11,376
Provision for credit losses	5,330	4,558

Net interest income after provision for credit losses	5,817	6,818

Noninterest income
Service charges on deposit accounts	1,332	1,394
Trust and investment fees	2,669	2,215
Card fees	865	853
Other fees	941	901
Mortgage banking	2,470	2,504
Insurance	621	581
Net gains from trading activities	537	787
Net gains (losses) on debt securities available for sale (1)	28	(119)
Net gains (losses) from equity investments (2)	43	(157)
Operating leases	185	130
Other	610	552

Total noninterest income	10,301	9,641

Noninterest expense
Salaries	3,314	3,386
Commission and incentive compensation	1,992	1,824
Employee benefits	1,322	1,284
Equipment	678	687
Net occupancy	796	796
Core deposit and other intangibles	549	647
FDIC and other deposit assessments	301	338
Other	3,165	2,856

Total noninterest expense	12,117	11,818

Income before income tax expense	4,001	4,641
Income tax expense	1,401	1,552

Net income before noncontrolling interests	2,600	3,089
Less: Net income from noncontrolling interests	53	44

Wells Fargo net income	$2,547	3,045

Wells Fargo net income applicable to common stock	$2,372	2,384

Per share information
Earnings per common share	$0.46	0.56
Diluted earnings per common share	0.45	0.56
Dividends declared per common share	0.05	0.34
Average common shares outstanding	5,190.4	4,247.4
Diluted average common shares outstanding	5,225.2	4,249.3

(1)	Includes impairment losses of $92 million and $269 million, consisting of $154 million and $603 million of total other-than-temporary impairment losses, net of $62 million and $334 million recognized in other comprehensive income, for the quarters ended March 31, 2010 and 2009, respectively.

(2)	Includes impairment losses of $105 million and $247 million for the quarters ended March 31, 2010 and 2009, respectively.
The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31 ,	Dec. 31 ,
(in millions, except shares)	2010	2009

Assets
Cash and due from banks	$16,301	27,080
Federal funds sold, securities purchased under resale agreements and other short-term investments	54,192	40,885
Trading assets	47,028	43,039
Securities available for sale	162,487	172,710
Mortgages held for sale (includes $31,931 and $36,962 carried at fair value)	34,737	39,094
Loans held for sale (includes $297 and $149 carried at fair value)	5,140	5,733
Loans (includes $371 carried at fair value at March 31, 2010)	781,430	782,770
Allowance for loan losses	(25,123)	(24,516)

Net loans	756,307	758,254

Mortgage servicing rights:
Measured at fair value (residential MSRs)	15,544	16,004
Amortized	1,069	1,119
Premises and equipment, net	10,405	10,736
Goodwill	24,819	24,812
Other assets	95,601	104,180

Total assets (1)	$1,223,630	1,243,646

Liabilities
Noninterest-bearing deposits	$170,518	181,356
Interest-bearing deposits	634,375	642,662

Total deposits	804,893	824,018
Short-term borrowings	46,333	38,966
Accrued expenses and other liabilities	54,371	62,442
Long-term debt (includes $367 carried at fair value at March 31, 2010)	199,879	203,861

Total liabilities (2)	1,105,476	1,129,287

Equity
Wells Fargo stockholders’ equity:
Preferred stock	9,276	8,485
Common stock — $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,245,971,422 shares and 5,245,971,422 shares	8,743	8,743
Additional paid-in capital	53,156	52,878
Retained earnings	43,636	41,563
Cumulative other comprehensive income	4,087	3,009
Treasury stock — 40,260,165 shares and 67,346,829 shares	(1,460)	(2,450)
Unearned ESOP shares	(1,296)	(442)

Total Wells Fargo stockholders’ equity	116,142	111,786
Noncontrolling interests	2,012	2,573

Total equity	118,154	114,359

Total liabilities and equity	$1,223,630	1,243,646

(1)	Our consolidated assets at March 31, 2010, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $359 million; Trading assets, $80 million; Securities available for sale, $1.8 billion; Net loans, $23.4 billion; Other assets, $2.3 billion, and Total assets, $27.9 billion.
(2)	Our consolidated liabilities at March 31, 2010, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $316 million; Accrued expenses and other liabilities, $591 million; Long-term debt, $11.1 billion; and Total liabilities, $12.0 billion.
The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount

Balance, December 31, 2008	10,111,821	$31,332	4,228,630,889	$7,273

Cumulative effect from change in accounting for other-than-temporary impairment on debt securities
Effect of change in accounting for noncontrolling interests

Balance, January 1, 2009	10,111,821	31,332	4,228,630,889	7,273

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
Common stock dividends
Preferred stock dividends and accretion
Stock option compensation expense
Net change in deferred compensation and related plans

Net change	(18,830)	79	32,766,363	—

Balance, March 31, 2009	10,092,991	$31,411	4,261,397,252	$7,273

Balance, January 1, 2010	9,980,940	$8,485	5,178,624,593	$8,743

Cumulative effect from change in accounting for VIEs
Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Securities available for sale:
Unrealized losses related to factors other than credit
All other net unrealized gains, net of reclassification of $40 million of net gains included in net income
Net unrealized gains on derivatives and hedging activities, net of reclassification of $88 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			21,683,461
Common stock repurchased			(1,312,992)
Preferred stock issued to ESOP	1,000,000	1,000
Preferred stock released to ESOP
Preferred stock converted to common shares	(209,008)	(209)	6,716,195
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock option compensation expense
Net change in deferred compensation and related plans

Net change	790,992	791	27,086,664	—

Balance, March 31, 2010	10,771,932	$9,276	5,205,711,257	$8,743

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity

36,026	36,543	(6,869)	(4,666)	(555)	99,084	3,232	$102,316

	53	(53)			—		—
(3,716)					(3,716)	3,716	—

32,310	36,596	(6,922)	(4,666)	(555)	95,368	6,948	102,316

	3,045				3,045	44	3,089

		(18)			(18)	(5)	(23)

		(210)			(210)		(210)
		3,473			3,473	12	3,485
		(16)			(16)		(16)
		69			69		69

					6,343	51	6,394
					—	(237)	(237)
35	(588)		1,077		524		524
			(54)		(54)		(54)
					98		98
(1)				20	19		19
(36)			55		—		—
	(1,443)				(1,443)		(1,443)
	(661)				(661)		(661)
95					95		95
11			(5)		6		6

104	353	3,298	1,073	20	4,927	(186)	4,741

32,414	36,949	(3,624)	(3,593)	(535)	100,295	6,762	$107,057

52,878	41,563	3,009	(2,450)	(442)	111,786	2,573	$114,359

	183				183		183

	2,547				2,547	53	2,600

		5			5		5

		(39)			(39)		(39)
		1,023			1,023	1	1,024
		73			73		73
		16			16		16

					3,625	54	3,679
16					16	(615)	(599)
(13)	(213)		690		464		464
			(38)		(38)		(38)
80				(1,080)	—		—
(17)				226	209		209
(4)			213		—		—
	(260)				(260)		(260)
	(184)				(184)		(184)
51					51		51
33					33		33
132			125		257		257

278	2,073	1,078	990	(854)	4,356	(561)	3,795

53,156	43,636	4,087	(1,460)	(1,296)	116,142	2,012	$118,154

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31	,
(in millions)	2010	2009

Cash flows from operating activities:
Net income before noncontrolling interests	$2,600	3,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,330	4,558
Changes in fair value of MSRs (residential), MHFS and LHFS carried at fair value	(80)	2,141
Changes in fair value related to adoption of new consolidation accounting guidance	(7)	—
Depreciation and amortization	713	981
Other net losses (gains)	326	(383)
Preferred shares released to ESOP	209	19
Stock option compensation expense	33	95
Excess tax benefits related to stock option payments	(51)	—
Originations of MHFS	(74,290)	(98,613)
Proceeds from sales of and principal collected on mortgages originated for sale	81,466	83,262
Originations of LHFS	(3,155)	(1,494)
Proceeds from sales of and principal collected on LHFS	6,036	1,705
Purchases of LHFS	(2,407)	(1,640)
Net change in:
Trading assets	(3,834)	7,821
Deferred income taxes	1,199	2,373
Accrued interest receivable	690	674
Accrued interest payable	(142)	(767)
Other assets, net	3,431	6,240
Other accrued expenses and liabilities, net	(9,186)	5,818

Net cash provided by operating activities	8,881	15,879

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(13,307)	30,808
Securities available for sale:
Sales proceeds	1,795	10,760
Prepayments and maturities	9,295	7,343
Purchases	(4,191)	(39,173)
Loans:
Decrease in banking subsidiaries’ loan originations, net of collections	15,532	10,908
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	1,341	419
Purchases (including participations) of loans by banking subsidiaries	(566)	(301)
Principal collected on nonbank entities’ loans	4,286	3,175
Loans originated by nonbank entities	(2,861)	(1,995)
Net cash paid for acquisitions	—	(123)
Proceeds from sales of foreclosed assets	1,109	1,001
Changes in MSRs from purchases and sales	(8)	(4)
Other, net	270	(4,117)

Net cash provided by investing activities	12,695	18,701

Cash flows from financing activities:
Net change in:
Deposits	(19,125)	15,725
Short-term borrowings	2,240	(35,990)
Long-term debt:
Proceeds from issuance	1,415	3,811
Repayment	(16,508)	(17,877)
Preferred stock:
Cash dividends paid	(251)	(623)
Common stock:
Proceeds from issuance	464	524
Repurchased	(38)	(54)
Cash dividends paid	(260)	(1,443)
Excess tax benefits related to stock option payments	51	—
Net change in noncontrolling interests	(343)	(230)

Net cash used by financing activities	(32,355)	(36,157)

Net change in cash and due from banks	(10,779)	(1,577)
Cash and due from banks at beginning of period	27,080	23,763

Cash and due from banks at end of period	$16,301	22,186

Supplemental cash flow disclosures:
Cash paid for interest	$2,220	3,704
Cash paid for income taxes	325	249

The accompanying notes are an integral part of these statements. See Note 1 for noncash activities.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Statements and related Notes of this Form 10-Q.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Wells Fargo & Company is a diversified financial services company. We provide banking, insurance, investments, mortgage banking, investment banking, retail banking, brokerage, and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states, the District of Columbia, and in other countries. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Form 10-Q, we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company. We also hold a majority interest in a real estate investment trust, which has publicly traded preferred stock outstanding.
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2010 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including the evaluation of other-than-temporary impairment (OTTI) on investment securities (Note 4), allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5), valuing residential mortgage servicing rights (MSRs) (Notes 7 and 8) and financial instruments (Note 12), pension accounting (Note 14) and income taxes. Actual results could differ from those estimates. Among other effects, such changes could result in future impairments of investment securities, increases to the allowance for loan losses, as well as increased future pension expense.
The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). Certain amounts in the financial statements for prior years have been revised to conform with current financial statement presentation.

Accounting Developments
In first quarter 2010, we adopted the following accounting updates to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification):
•	Accounting Standards Update (ASU or Update) 2010-6, Improving Disclosures about Fair Value Measurements;
•	ASU 2009-16, Accounting for Transfers of Financial Assets (Statement of Financial Accounting Standards (FAS) 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140);
•	ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FAS 167, Amendments to FASB Interpretation No. 46(R)); and
•	ASU 2010-10, Amendments for Certain Investment Funds.
Information about these accounting updates is further described in more detail below.
ASU 2010-6 amends the disclosure requirements for fair value measurements. Companies are now required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy, whereas the previous rules only required the disclosure of transfers in and out of Level 3. Additionally, in the rollforward of Level 3 activity, companies must present information on purchases, sales, issuances, and settlements on a gross basis rather than on a net basis. The Update also clarifies that fair value measurement disclosures should be presented for each class of assets and liabilities. A class is typically a subset of a line item in the statement of financial position. Companies should also provide information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. We adopted this guidance in first quarter 2010 with prospective application, except for the new requirement related to the Level 3 rollforward. Gross presentation in the Level 3 rollforward is effective for us in first quarter 2011 with prospective application. Our adoption of the Update did not affect our consolidated financial results since it amends only the disclosure requirements for fair value measurements.
ASU 2009-16 (FAS 166) modifies certain guidance contained in ASC 860, Transfers and Servicing. This pronouncement eliminates the concept of qualifying special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. The Update also requires that any assets or liabilities retained from a transfer accounted for as a sale must be initially recognized at fair value. We adopted this guidance in first quarter 2010 with prospective application for transfers that occurred on and after January 1, 2010.
ASU 2009-17 (FAS 167) amends several key consolidation provisions related to variable interest entities (VIEs), which are included in ASC 810, Consolidation. The scope of the new guidance includes entities that were previously designated as QSPEs. The Update also changes the approach companies must use to identify VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under the new guidance, a VIE’s primary beneficiary is the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Update also requires companies to continually reassess whether they are the primary beneficiary of a VIE, whereas the previous rules only required reconsideration upon the occurrence of certain triggering events. We adopted this guidance in first quarter 2010, which resulted in the consolidation of $18.6 billion of incremental assets onto our consolidated balance sheet and a $183 million increase to beginning retained earnings as a cumulative effect adjustment.

We also elected the fair value option for those newly consolidated VIEs for which our interests, prior to January 1, 2010, were predominantly carried at fair value with changes in fair value recorded to earnings. Accordingly, the fair value option was elected to effectively continue fair value accounting through earnings for those interests. Conversely, we did not elect the fair value option for those newly consolidated VIEs that did not share these characteristics. At January 1, 2010, the fair value of loans and long-term debt for which we elected the fair value option was $1.0 billion and $1.0 billion, respectively. The incremental impact of electing the fair value option (compared to not electing) on the cumulative effect adjustment to retained earnings was an increase of $15 million. See Notes 7 and 12 in this Report for additional information.
ASU 2010-10 amends consolidation accounting guidance to defer indefinitely the application of ASU 2009-17 to certain investment funds. The amendment was effective for us in first quarter 2010. As a result, we did not consolidate any investment funds upon adoption of ASU 2009-17.
Supplemental Cash Flow Information
Noncash activities are presented below, including information on transfers affecting mortgages held for sale (MHFS), loans held for sale (LHFS), and MSRs.

	Quarter ended March 31		,
(in millions)	2010	2009

Transfers from trading assets to securities available for sale	$—	786
Transfers from MHFS to trading assets	—	220
Transfers from MHFS to MSRs	1,065	1,451
Transfers from MHFS to foreclosed assets	51	33
Net transfers from LHFS to loans	149	—
Transfers from loans to securities available for sale	2,057	—
Transfers from (to) loans (from) to MHFS	46	(32)
Transfers from loans to foreclosed assets	2,697	1,479
Decrease in noncontrolling interests due to deconsolidation of subsidiaries	239	—
Adoption of new consolidation accounting guidance:
Trading assets	155	—
Securities available for sale	(7,590)	—
Loans	25,657	—
Other assets	193	—
Short-term borrowings	5,127	—
Long-term debt	13,134	—
Accrued expenses and other liabilities	(32)	—

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to period end March 31, 2010. There have been no material events that would require recognition in our first quarter 2010 consolidated financial statements or disclosure in the Notes to the financial statements.
On April 29, 2010, following stockholder approval, the Company amended its certificate of incorporation to provide for an increase in the number of shares of the Company’s common stock authorized for issuance from 6 billion to 9 billion.

2. BUSINESS COMBINATIONS
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional consideration related to acquisitions, which is considered to be a guarantee, see Note 10 in this Report.
We did not complete any acquisitions in the first quarter 2010. At March 31, 2010, we had one pending business combination with total assets of approximately $198 million. We expect to complete this transaction during second quarter 2010.
On December 31, 2008, Wells Fargo acquired Wachovia Corporation (Wachovia). The purchase accounting for the Wachovia acquisition was finalized as of December 31, 2009. Costs associated with involuntary employee termination, contract terminations and closing duplicate facilities were recorded throughout 2009 and allocated to the purchase price. The following table summarizes the first quarter 2010 usage of the exit reserves associated with the Wachovia acquisition.

	Employee	Contract	Facilities
(in millions)	termination	termination	related	Total

Balance, December 31, 2009	$355	58	344	757
Cash payments / utilization	(49)	(13)	(13)	(75)

Balance, March 31, 2010	$306	45	331	682

3. FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	March 31	,	Dec. 31	,
(in millions)	2010		2009

Federal funds sold and securities purchased under resale agreements	$11,283		8,042
Interest-earning deposits	41,229		31,668
Other short-term investments	1,680		1,175

Total	$54,192		40,885

We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), and domestic and foreign companies. We pledged $18.6 billion at March 31, 2010, and $14.8 billion at December 31, 2009, under agreements that permit the secured parties to sell or repledge the collateral. Pledged collateral where the secured party cannot sell or repledge was $771 million at March 31, 2010, and $434 million at December 31, 2009.
We receive collateral from other entities under resale agreements and securities borrowings. We received $32.6 billion at March 31, 2010, and $31.4 billion at December 31, 2009, for which we have the right to sell or repledge the collateral. These amounts include securities we have sold or repledged to others with a fair value of $31.2 billion at March 31, 2010, and $29.7 billion at December 31, 2009.

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative other comprehensive income (OCI). There were no securities classified as held to maturity as of the periods presented.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

March 31, 2010
Securities of U.S. Treasury and federal agencies	$2,324	36	(10)	2,350
Securities of U.S. states and political subdivisions	15,413	776	(375)	15,814
Mortgage-backed securities:
Federal agencies	74,411	3,492	(13)	77,890
Residential	20,155	2,203	(1,031)	21,327
Commercial	12,316	875	(1,320)	11,871

Total mortgage-backed securities	106,882	6,570	(2,364)	111,088

Corporate debt securities	8,412	1,365	(57)	9,720
Collateralized debt obligations	3,725	438	(312)	3,851
Other (1)	13,470	849	(335)	13,984

Total debt securities	150,226	10,034	(3,453)	156,807

Marketable equity securities:
Perpetual preferred securities	4,331	333	(78)	4,586
Other marketable equity securities	528	567	(1)	1,094

Total marketable equity securities	4,859	900	(79)	5,680

Total	$155,085	10,934	(3,532)	162,487

December 31, 2009
Securities of U.S. Treasury and federal agencies	$2,256	38	(14)	2,280
Securities of U.S. states and political subdivisions	13,212	683	(365)	13,530
Mortgage-backed securities:
Federal agencies	79,542	3,285	(9)	82,818
Residential	28,153	2,480	(2,043)	28,590
Commercial	12,221	602	(1,862)	10,961

Total mortgage-backed securities	119,916	6,367	(3,914)	122,369

Corporate debt securities	8,245	1,167	(77)	9,335
Collateralized debt obligations	3,660	432	(367)	3,725
Other (1)	15,025	1,099	(245)	15,879

Total debt securities	162,314	9,786	(4,982)	167,118

Marketable equity securities:
Perpetual preferred securities	3,677	263	(65)	3,875
Other marketable equity securities	1,072	654	(9)	1,717

Total marketable equity securities	4,749	917	(74)	5,592

Total	$167,063	10,703	(5,056)	172,710

(1)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $7.3 billion and $7.5 billion, respectively, at March 31, 2010, and $8.2 billion and $8.5 billion, respectively, at December 31, 2009. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $1.1 billion and $1.2 billion, respectively, at March 31, 2010, and $2.3 billion and $2.5 billion, respectively, at December 31, 2009. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.

As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. Securities pledged where the secured party does not have the right to sell or repledge totaled $91.1 billion at March 31, 2010, and $98.9 billion at December 31, 2009. We did not pledge any securities where the secured party has the right to sell or repledge the collateral as of the same periods, respectively.
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

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

March 31, 2010
Securities of U.S. Treasury and federal agencies	$(4)	547	(6)	112	(10)	659
Securities of U.S. states and political subdivisions	(73)	1,458	(302)	2,733	(375)	4,191
Mortgage-backed securities:
Federal agencies	(13)	1,568	—	—	(13)	1,568
Residential	(53)	1,492	(978)	5,334	(1,031)	6,826
Commercial	(5)	77	(1,315)	5,835	(1,320)	5,912

Total mortgage-backed securities	(71)	3,137	(2,293)	11,169	(2,364)	14,306

Corporate debt securities	(10)	277	(47)	354	(57)	631
Collateralized debt obligations	(12)	462	(300)	544	(312)	1,006
Other	(35)	701	(300)	774	(335)	1,475

Total debt securities	(205)	6,582	(3,248)	15,686	(3,453)	22,268

Marketable equity securities:
Perpetual preferred securities	(40)	504	(38)	414	(78)	918
Other marketable equity securities	(1)	32	—	—	(1)	32

Total marketable equity securities	(41)	536	(38)	414	(79)	950

Total	$(246)	7,118	(3,286)	16,100	(3,532)	23,218

December 31, 2009
Securities of U.S. Treasury and federal agencies	$(14)	530	—	—	(14)	530
Securities of U.S. states and political subdivisions	(55)	1,120	(310)	2,826	(365)	3,946
Mortgage-backed securities:
Federal agencies	(9)	767	—	—	(9)	767
Residential	(243)	2,991	(1,800)	9,697	(2,043)	12,688
Commercial	(37)	816	(1,825)	6,370	(1,862)	7,186

Total mortgage-backed securities	(289)	4,574	(3,625)	16,067	(3,914)	20,641

Corporate debt securities	(7)	281	(70)	442	(77)	723
Collateralized debt obligations	(55)	398	(312)	512	(367)	910
Other	(73)	746	(172)	286	(245)	1,032

Total debt securities	(493)	7,649	(4,489)	20,133	(4,982)	27,782

Marketable equity securities:
Perpetual preferred securities	(1)	93	(64)	527	(65)	620
Other marketable equity securities	(9)	175	—	—	(9)	175

Total marketable equity securities	(10)	268	(64)	527	(74)	795

Total	$(503)	7,917	(4,553)	20,660	(5,056)	28,577

We do not have the intent to sell any securities included in the table above. For debt securities included in the table above, we have concluded it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. We have assessed each security for credit impairment. For debt securities, we evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities amortized cost basis. For equity securities, we consider numerous factors in determining whether impairment exists, including our intent and ability to hold the securities for a period of time sufficient to recover the cost basis of the securities.
For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 5 of the 2009 10-K. There have been no material changes to our methodologies for assessing impairment in first quarter 2010.
Cash flow forecasts also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data.
Securities of U.S. Treasury and federal agencies
The unrealized losses associated with U.S. Treasury and federal agency securities do not have any credit losses due to the guarantees provided by the United States government.
Securities of U.S. states and political subdivisions
The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in interest rates and not due to the credit quality of the securities. The fair value of these investments is almost exclusively investment grade. The securities were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These investments will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities.
Federal Agency Mortgage-Backed Securities (MBS)
The unrealized losses associated with federal agency MBS are primarily driven by changes in interest rates and not due to credit losses. These securities are issued by U.S. government or GSEs and do not have any credit losses given the explicit or implicit government guarantee.
Residential Mortgage-Backed Securities
The unrealized losses associated with private residential MBS are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. We estimate losses to a security by forecasting the underlying mortgage loans in each transaction. The forecasted loan performance is used to project cash flows to the various tranches in the structure. Cash flow forecasts also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.

Commercial Mortgage-Backed Securities
The unrealized losses associated with commercial MBS are primarily driven by higher projected collateral losses and wider credit spreads. These investments are predominantly investment grade. We assess for credit impairment using a cash flow model. The key assumptions include default rates and severities. We estimate losses to a security by forecasting the underlying loans in each transaction. The forecasted loan performance is used to project cash flows to the various tranches in the structure. Cash flow forecasts also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
Corporate Debt Securities
The unrealized losses associated with corporate debt securities are primarily related to securities backed by commercial loans and individual issuer companies. For securities with commercial loans as the underlying collateral, we have evaluated the expected credit losses in the security and concluded that we have sufficient credit enhancement when compared with our estimate of credit losses for the individual security. For individual issuers, we evaluate the financial performance of the issuer on a quarterly basis to determine that the issuer can make all contractual principal and interest payments. Based upon this assessment, we expect to recover the entire cost basis of these securities.
Collateralized Debt Obligations (CDOs)
The unrealized losses associated with CDOs relate to securities primarily backed by commercial, residential or other consumer collateral. The losses are primarily driven by higher projected collateral losses and wider credit spreads. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
Other Debt Securities
The unrealized losses associated with other debt securities primarily relate to other asset-backed securities, which are primarily backed by auto, home equity and student loans. The losses are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
Marketable Equity Securities
Our marketable equity securities include investments in perpetual preferred securities, which provide very attractive tax-equivalent yields. We evaluated these hybrid financial instruments with investment-grade ratings for impairment using an evaluation methodology similar to that used for debt securities. Perpetual preferred securities were not other-than-temporarily impaired at March 31, 2010, if there was no evidence of credit deterioration or investment rating downgrades of any issuers to below investment grade, and we expected to continue to receive full contractual payments. We will continue to evaluate the prospects for these securities for recovery in their market value in accordance with our policy for estimating OTTI. We have recorded impairment write-downs on perpetual preferred securities where there was evidence of credit deterioration.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the residential and commercial MBS or other securities deteriorate and our credit enhancement levels do not provide sufficient protection to our contractual principal and interest. As a result, there is a risk that significant OTTI may occur in the future given the current economic environment.
The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. There were no unrated securities included in investment grade in a loss position as of March 31, 2010, or December 31, 2009. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

March 31, 2010
Securities of U.S. Treasury and federal agencies	$(10)	659	—	—
Securities of U.S. states and political subdivisions	(267)	3,497	(108)	694
Mortgage-backed securities:
Federal agencies	(13)	1,568	—	—
Residential	(78)	1,431	(953)	5,395
Commercial	(723)	5,207	(597)	705

Total mortgage-backed securities	(814)	8,206	(1,550)	6,100

Corporate debt securities	(29)	181	(28)	450
Collateralized debt obligations	(80)	589	(232)	417
Other	(66)	725	(269)	750

Total debt securities	(1,266)	13,857	(2,187)	8,411
Perpetual preferred securities	(78)	918	—	—

Total	$(1,344)	14,775	(2,187)	8,411

December 31, 2009
Securities of U.S. Treasury and federal agencies	$(14)	530	—	—
Securities of U.S. states and political subdivisions	(275)	3,621	(90)	325
Mortgage-backed securities:
Federal agencies	(9)	767	—	—
Residential	(480)	5,661	(1,563)	7,027
Commercial	(1,247)	6,543	(615)	643

Total mortgage-backed securities	(1,736)	12,971	(2,178)	7,670

Corporate debt securities	(31)	260	(46)	463
Collateralized debt obligations	(104)	471	(263)	439
Other	(85)	644	(160)	388

Total debt securities	(2,245)	18,497	(2,737)	9,285
Perpetual preferred securities	(65)	620	—	—

Total	$(2,310)	19,117	(2,737)	9,285

Contractual Maturities

The following table shows the remaining contractual principal maturities and contractual yields of debt securities available for sale. The remaining contractual principal maturities for MBS were determined assuming no prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

			Remaining contractual principal maturity
		Weighted-			After one year		After five years
	Total	average	Within one year		through five years		through ten years		After ten years
(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

March 31, 2010
Securities of U.S. Treasury and federal agencies	$2,350	2.80%	$342	0.83%	$766	2.14%	$1,236	3.74%	$6	4.04%
Securities of U.S. states and political subdivisions	15,814	6.26	733	3.05	1,219	5.39	1,431	6.14	12,431	6.54
Mortgage-backed securities:
Federal agencies	77,890	5.51	9	4.73	48	6.18	235	5.62	77,598	5.50
Residential	21,327	5.32	—	—	114	0.46	259	5.67	20,954	5.34
Commercial	11,871	5.33	88	0.69	73	5.57	225	5.20	11,485	5.37

Total mortgage-backed securities	111,088	5.45	97	1.06	235	3.21	719	5.51	110,037	5.46

Corporate debt securities	9,720	5.61	704	4.03	3,827	5.83	4,258	5.76	931	5.16
Collateralized debt obligations	3,851	1.54	—	—	544	4.05	1,954	1.38	1,353	0.76
Other	13,984	4.23	3,265	5.05	6,249	5.48	833	2.48	3,637	1.76

Total debt securities at fair value (1)	$156,807	5.30%	$5,141	4.27%	$12,840	5.27%	$10,431	4.47%	$128,395	5.41%

December 31, 2009
Securities of U.S. Treasury and federal agencies	$2,280	2.80%	$413	0.79%	$669	2.14%	$1,192	3.87%	$6	4.03%
Securities of U.S. states and political subdivisions	13,530	6.75	77	7.48	703	6.88	1,055	6.56	11,695	6.76
Mortgage-backed securities:
Federal agencies	82,818	5.50	12	4.68	50	5.91	271	5.56	82,485	5.50
Residential	28,590	5.40	51	4.80	115	0.45	283	5.69	28,141	5.41
Commercial	10,961	5.29	85	0.68	71	5.55	169	5.66	10,636	5.32

Total mortgage-backed securities	122,369	5.46	148	2.44	236	3.14	723	5.63	121,262	5.46

Corporate debt securities	9,335	5.53	684	4.00	3,937	5.68	3,959	5.68	755	5.32
Collateralized debt obligations	3,725	1.70	2	5.53	492	4.48	1,837	1.56	1,394	0.90
Other	15,879	4.22	2,128	5.62	7,762	5.96	697	2.46	5,292	1.33

Total debt securities at fair value (1)	$167,118	5.33%	$3,452	4.63%	$13,799	5.64%	$9,463	4.51%	$140,404	5.37%

(1)	The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security.

Realized Gains and Losses

The following table shows the gross realized gains and losses on sales from the securities available-for-sale portfolio, including marketable equity securities. Realized losses include OTTI write-downs.

	Quarter ended March 31	,
(in millions)	2010	2009

Gross realized gains	$184	294
Gross realized losses	(121)	(370)

Net realized gains (losses)	$63	(76)

Other-Than-Temporary Impairment
The following table shows the detail of OTTI write-downs included in earnings for debt securities and marketable and nonmarketable equity securities.

	Quarter ended March 31		,
(in millions)	2010	2009

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$5	—
Residential mortgage-backed securities	39	178
Commercial mortgage-backed securities	13	10
Corporate debt securities	1	31
Collateralized debt obligations	6	50
Other debt securities	28	—

Total debt securities	92	269

Equity securities:
Marketable equity securities:
Perpetual preferred securities	14	27
Other marketable equity securities	—	16

Total marketable equity securities	14	43

Nonmarketable equity securities	91	204

Total equity securities	105	247

Total OTTI write-downs included in earnings	$197	516

The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the changes in OCI.

	Quarter ended March 31		,
(in millions)	2010	2009

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$89	263
Securities we intend to sell	3	6

Total recorded as part of gross realized losses	92	269

Recorded directly to OCI for non-credit-related impairment:
U.S. states and political subdivisions	(4)	—
Residential mortgage-backed securities	26	314
Commercial mortgage-backed securities	(2)	7
Collateralized debt obligations	59	13
Other debt securities	(17)	—

Total recorded directly to OCI for non-credit-related impairment (1)	62	334

Total OTTI on debt securities	$154	603

(1)	Represents amounts recorded to OCI on debt securities in periods OTTI write-downs have occurred. Changes in fair value in subsequent periods on such securities, to the extent not subsequently impaired in those periods, are not reflected in this balance.
Securities that were determined to be credit impaired during the current quarter as opposed to prior quarters, in general have experienced further degradation in expected cash flows primarily due to higher loss forecasts.
Other-Than-Temporarily Impaired Debt Securities

We recognize OTTI for debt securities classified as available for sale in accordance with FASB ASC 320, Investments — Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as losses in the income statement, but is recognized in OCI. We believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in OCI.
The following table presents a roll-forward of the credit loss component recognized in earnings (referred to as “credit-impaired” debt securities). The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance for 2009 represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2009. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down.

Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended March 31		,
(in millions)	2010	2009
Balance, beginning of quarter	$1,187	471
Additions (1):
Initial credit impairments	20	197
Subsequent credit impairments	69	66
Reductions:
For securities sold	(25)	(7)
For securities derecognized resulting from adoption of new consolidation accounting guidance	(242)	—
For increases in expected cash flows	(7)	—

Balance, end of quarter	$1,002	727

(1)	Excludes $3 million and $6 million for the quarters ended March 31, 2010 and 2009, respectively, of OTTI on debt securities we intend to sell.
For asset-backed securities (e.g., residential MBS), we estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. Total credit impairment losses were $39 million for the quarter ended March 31, 2010, all of which were recorded on non-investment grade securities, and $174 million for the quarter ended March 31, 2009, of which $167 million were recorded on non-investment grade securities. This does not include OTTI recorded on those securities that we intend to sell. The table below presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for residential MBS.

	Non-agency residential MBS – non-investment grade
	Quarter ended March 31		,
	2010	2009

Expected remaining life of loan losses (1):
Range (2)	2 - 36%	0 - 34
Credit impairment distribution (3):
0 - 10% range	53	72
10 - 20% range	20	27
20 - 30% range	22	—
Greater than 30%	5	1
Weighted average (4)	10	12
Current subordination levels (5):
Range (2)	0 - 22	0 - 20
Weighted average (4)	7	7
Prepayment speed (annual CPR (6)):
Range (2)	3 - 13	7 - 25
Weighted average (4)	8	16

(1)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.
(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(3)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example, 53% of credit impairment losses recognized in earnings for the quarter ended March 31, 2010, had expected remaining life of loan loss assumptions of 0 to 10%.
(4)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(5)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(6)	Constant prepayment rate.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the major categories of loans outstanding including those subject to accounting guidance for PCI loans. Certain loans acquired in the Wachovia acquisition are accounted for as PCI loans and are included below, net of any remaining purchase accounting adjustments. Outstanding balances of all other loans are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $13.8 billion at March 31, 2010, and $14.6 billion, at December 31, 2009.

	March 31, 2010			Dec. 31, 2009
		All			All
	PCI	other		PCI	other
(in millions)	loans	loans	Total	loans	loans	Total

Commercial and commercial real estate:
Commercial	$1,431	149,156	150,587	1,911	156,441	158,352
Real estate mortgage	5,252	99,262	104,514	5,631	99,167	104,798
Real estate construction	3,538	24,299	27,837	3,713	25,994	29,707
Lease financing	—	13,887	13,887	—	14,210	14,210

Total commercial and commercial real estate	10,221	286,604	296,825	11,255	295,812	307,067

Consumer:
Real estate 1-4 family first mortgage	37,378	203,150	240,528	38,386	191,150	229,536
Real estate 1-4 family junior lien mortgage	315	103,485	103,800	331	103,377	103,708
Credit card	—	22,525	22,525	—	24,003	24,003
Other revolving credit and installment	—	89,463	89,463	—	89,058	89,058

Total consumer	37,693	418,623	456,316	38,717	407,588	446,305

Foreign	1,593	26,696	28,289	1,733	27,665	29,398

Total loans	$49,507	731,923	781,430	51,705	731,065	782,770

We pledge loans to secure borrowings from the FHLB and the Federal Reserve Bank as part of our liquidity management strategy. Loans pledged where the secured party does not have the right to sell or repledge totaled $318.3 billion at March 31, 2010, and $312.6 billion at December 31, 2009. We did not have any pledged loans where the secured party has the right to sell or repledge for the same respective periods.
The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We consider the allowance for credit losses of $25.7 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2010.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31	,
(in millions)	2010	2009

Balance, beginning of quarter	$25,031	21,711
Provision for credit losses	5,330	4,558
Adjustment for passage of time on certain impaired loans (1)	(74)	—
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(767)	(596)
Real estate mortgage	(337)	(31)
Real estate construction	(349)	(105)
Lease financing	(34)	(20)

Total commercial and commercial real estate	(1,487)	(752)

Consumer:
Real estate 1-4 family first mortgage	(1,397)	(424)
Real estate 1-4 family junior lien mortgage	(1,496)	(873)
Credit card	(696)	(622)
Other revolving credit and installment	(750)	(900)

Total consumer	(4,339)	(2,819)

Foreign	(47)	(54)

Total loan charge-offs	(5,873)	(3,625)

Loan recoveries:
Commercial and commercial real estate:
Commercial	117	40
Real estate mortgage	10	10
Real estate construction	11	2
Lease financing	5	3

Total commercial and commercial real estate	143	55

Consumer:
Real estate 1-4 family first mortgage	86	33
Real estate 1-4 family junior lien mortgage	47	26
Credit card	53	40
Other revolving credit and installment	203	204

Total consumer	389	303

Foreign	11	9

Total loan recoveries	543	367

Net loan charge-offs (2)	(5,330)	(3,258)

Allowances related to business combinations/other (3)	699	(165)

Balance, end of quarter	$25,656	22,846

Components:
Allowance for loan losses	$25,123	22,281
Reserve for unfunded credit commitments	533	565

Allowance for credit losses	$25,656	22,846

Net loan charge-offs (annualized) as a percentage of average total loans (2)	2.71%	1.54
Allowance for loan losses as a percentage of total loans (4)	3.22	2.64
Allowance for credit losses as a percentage of total loans (4)	3.28	2.71

(1)	Certain impaired loans have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Accordingly, the valuation allowance for these impaired loans reduces with the passage of time and that reduction is recognized as interest income.
(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.
(3)	Includes $693 million related to the adoption of new consolidation accounting guidance on January 1, 2010.
(4)	The allowance for credit losses include $247 million at March 31, 2010, and none at March 31, 2009, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

We consider a loan to be impaired under the accounting guidance for loan impairment provisions when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. We assess and account for as impaired certain nonaccrual commercial, commercial real estate (CRE) and foreign loan exposures that are over $5 million and certain consumer, commercial, CRE and foreign loans whose terms have been modified in a troubled debt restructuring (TDR). The recorded investment in impaired loans and the methodology used to measure impairment was:

	March 31	,	Dec. 31	,
(in millions)	2010		2009

Impairment measurement based on:
Collateral value method	$537		561
Discounted cash flow method (1)	16,905		15,217

Total (2)	$17,442		15,778

(1)	Includes $617 million at March 31, 2010, and $501 million at December 31, 2009, of Government National Mortgage Association (GNMA) loans that are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Although both principal and interest are insured, the insured interest rate may be different than the original contractual interest rate prior to modification, resulting in interest impairment under a discounted cash flow methodology.
(2)	Includes $16.2 billion and $15.0 billion of impaired loans with a related allowance of $3.2 billion and $2.8 billion at March 31, 2010, and December 31, 2009, respectively. The remaining impaired loans do not have a specific impaired allowance associated with them.
The average recorded investment in these impaired loans was $17.1 billion in first quarter 2010 and $14.7 billion in fourth quarter 2009.

Purchased Credit-Impaired Loans
PCI loans had an unpaid principal balance of $79.6 billion at March 31, 2010, and $83.6 billion at December 31, 2009, and a carrying value, before the deduction of the allowance for loan losses, of $49.5 billion and $51.7 billion, respectively.
The excess of cash flows expected to be collected over the initial fair value of PCI loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the PCI loans using the effective yield method. The accretable yield will change due to:
•	estimate of the remaining life of PCI loans which may change the amount of future interest income, and possibly principal, expected to be collected;
•	estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and
•	indices for PCI loans with variable rates of interest.
For PCI loans, the impact of loan modifications is included in the evaluation of expected cash flows for subsequent decreases or increases of cash flows. For variable rate PCI loans, expected future cash flows will be recalculated as the rates adjust over the lives of the loans. At acquisition, the expected future cash flows were based on the variable rates that were in effect at that time. The change in the accretable yield related to PCI loans is presented in the following table.

	Quarter ended	Year ended
	Mar. 31 ,	Dec. 31 ,
(in millions)	2010	2009

Balance, beginning of period	$(14,559)	(10,447)
Accretion	686	2,606
Reclassification from nonaccretable difference for loans with improving cash flows	(668)	(441)
Changes in expected cash flows that do not affect nonaccretable difference (1)	(1,262)	(6,277)

Balance, end of period	$(15,803)	(14,559)

(1)	Represents changes in interest cash flows due to the impact of modifications incorporated into the quarterly assessment of expected future cash flows and/or changes in interest rates on variable rate PCI loans.
When it is estimated that the expected cash flows have decreased subsequent to acquisition for a PCI loan or pool of loans, an allowance is established and a provision for additional loss is recorded as a charge to income. The following table summarizes the changes in allowance for PCI loan losses.

	Commercial ,
	CRE and		Other
(in millions)	foreign	Pick-a-Pay	consumer	Total

Balance, December 31, 2008	$—	—	—	—
Provision for losses due to credit deterioration	850	—	3	853
Charge-offs	(520)	—	—	(520)

Balance, December 31, 2009	330	—	3	333
Provision for losses due to credit deterioration	152	—	13	165
Charge-offs	(251)	—	—	(251)

Balance, March 31, 2010	$231	—	16	247

6. OTHER ASSETS
The components of other assets were:

	March 31	,	Dec. 31	,
(in millions)	2010		2009

Nonmarketable equity investments:
Cost method:
Private equity investments	$3,797		3,808
Federal bank stock	6,150		5,985

Total cost method	9,947		9,793
Equity method	6,371		5,138
Principal investments (1)	377		1,423

Total nonmarketable equity investments	16,695		16,354
Corporate/bank-owned life insurance	19,601		19,515
Accounts receivable	18,448		20,565
Interest receivable	5,256		5,946
Core deposit intangibles	10,305		10,774
Customer relationship and other amortized intangibles	2,068		2,154
Net deferred tax assets	1,483		3,212
Foreclosed assets:
GNMA loans (2)	1,111		960
Other	2,970		2,199
Operating lease assets	2,253		2,395
Due from customers on acceptances	656		810
Other	14,755		19,296

Total other assets	$95,601		104,180

(1)	Principal investments are recorded at fair value with realized and unrealized gains (losses) included in net gains (losses) from equity investments in the income statement.
(2)	Consistent with regulatory reporting requirements, foreclosed assets include foreclosed real estate securing GNMA loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the FHA or guaranteed by the VA.
Income related to nonmarketable equity investments was:

	Quarter ended March 31	,
(in millions)	2010	2009

Net gains (losses) from:
Private equity investments	$(1)	(220)
Principal investments	9	(8)
All other nonmarketable equity investments	(17)	(49)

Net losses from nonmarketable equity investments	$(9)	(277)

7. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES
Involvement with SPEs
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts or partnerships that are established for a limited purpose. Historically, the majority of SPEs were formed in connection with securitization transactions. In a securitization transaction, assets from our balance sheet are transferred to an SPE, which then issues to investors various forms of interests in those assets and may also enter into derivative transactions. In a securitization transaction, we typically receive cash and/or other interests in an SPE as proceeds for the assets we transfer. Also, in certain transactions, we may retain the right to service the transferred receivables and to repurchase those receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. In addition, we may purchase the right to service loans in a SPE that were transferred to the SPE by a third party.
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
SPEs are generally considered variable interest entities (VIEs). A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. Under existing accounting guidance, a VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE.

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

			Transfers that
	VIEs that we	VIEs	we account
	do not	that we	for as secured
(in millions)	consolidate	consolidate	borrowings	Total

March 31, 2010
Cash	$—	359	308	667
Trading account assets	5,828	80	33	5,941
Securities (1)	26,971	1,833	7,212	36,016
Loans (2)	12,637	23,389	1,943	37,969
Mortgage servicing rights	13,801	—	—	13,801
Other assets	3,391	2,269	69	5,729

Total assets	62,628	27,930	9,565	100,123

Short-term borrowings	—	5,147	6,813	11,960
Accrued expenses and other liabilities	3,072	695	8	3,775
Long-term debt	—	11,295	1,882	13,177

Total liabilities	3,072	17,137	8,703	28,912

Noncontrolling interests	—	46	—	46

Net assets	$59,556	10,747	862	71,165

December 31, 2009
Cash	$—	273	328	601
Trading account assets	6,097	77	35	6,209
Securities (1)	35,186	1,794	7,126	44,106
Loans (2)	15,698	561	2,007	18,266
Mortgage servicing rights	16,233	—	—	16,233
Other assets	5,604	2,595	68	8,267

Total assets	78,818	5,300	9,564	93,682

Short-term borrowings	—	351	1,996	2,347
Accrued expenses and other liabilities	3,352	708	4,864	8,924
Long-term debt	—	1,448	1,938	3,386

Total liabilities	3,352	2,507	8,798	14,657

Noncontrolling interests	—	68	—	68

Net assets	$75,466	2,725	766	78,957

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.
(2)	Excludes related allowance for loan losses.

Securitization activity
We use VIEs to securitize consumer and CRE loans and other types of financial assets, including student loans, auto loans and municipal bonds. We typically retain the servicing rights from these sales and may continue to hold other beneficial interests in the VIEs. We may also provide liquidity to investors in the beneficial interests and credit enhancements in the form of standby letters of credit. Through these securitizations we may be exposed to liability under limited amounts of recourse as well as standard representations and warranties we make to purchasers and issuers.
We recognized net gains of $2 million from sales of financial assets in securitizations in first quarter 2010, and net losses of $4 million in first quarter 2009. Additionally, we had the following cash flows with our securitization trusts.

	Quarter ended March 31				,
	2010		2009
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets

Sales proceeds from securitizations (1)	$82,322	—	81,178	—
Servicing fees	1,040	9	1,000	18
Other interests held	407	176	495	79
Purchases of delinquent assets	—	—	13	—
Net servicing advances	19	—	62	—

(1)	Represents cash flow data for all loans securitized in the periods presented.
First quarter 2010 sales with continuing involvement predominantly relate to conforming residential mortgage securitizations. During the quarter we transferred $83.4 billion in conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales. These transfers did not result in a gain or loss because the loans are already carried at fair value. In connection with these transfers, we recorded a $1.1 billion servicing asset and a $44 million liability for repurchase reserves, which are both measured at fair value using a Level 3 measurement technique. The key assumptions used to measure the servicing assets recorded in first quarter 2010 were a discount rate of 8.24%, a prepayment rate of 12.4% and a weighted average expected life of pre-payments of 5.8 years. For servicing assets recorded in first quarter 2009, we assumed a discount rate of 9.1%, a prepayment rate of 12.6% and a weighted-average expected life of pre-payments of 5.9 years.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2010, for residential and commercial mortgage servicing rights, and other interests held related primarily to residential mortgage loan securitizations are presented in the following table. The information presented excludes trading positions held in inventory.

		Other interests held (1)
	Mortgage	Interest-
	servicing	only	Subordinated	Senior
(in millions)	rights	strips	bonds (2)	bonds (3)

Fair value of interests held at March 31, 2010	$16,825	231	49	495
Expected weighted-average life (in years)	5.5	4.9	9.1	6.8
Prepayment speed assumption (annual CPR)	12.0%	12.1	3.8	9.8
Decrease in fair value from:
10% adverse change	$780	7	—	3
25% adverse change	1,835	18	—	7
Discount rate assumption	8.8%	16.5	5.7	8.0
Decrease in fair value from:
100 basis point increase	$849	7	3	20
200 basis point increase	1,573	12	6	39
Credit loss assumption			0.5%	3.4
Decrease in fair value from:
10% higher losses			$—	1
25% higher losses			—	1

(1)	Excludes securities retained in securitizations issued through GSEs such as FNMA, FHLMC and GNMA because we do not believe the value of these securities would be materially affected by the adverse changes in assumptions noted in the table. These GSE securities and other interests held presented in this table are included in debt and equity interests in our disclosure of our involvements with VIEs shown on pages 82 and 83.
(2)	Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance.
(3)	Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance.
In addition to the interests included in the table above, we also recorded a repurchase liability which was $1.3 billion as of March 31, 2010. The key assumptions impacting the amount of this liability are credit loss severity and the repurchase rate. An adverse change of 10% in the credit loss severity assumption used would increase the liability by $123 million and an adverse change of 25% would increase the liability by $307 million. An adverse change of 10% in the repurchase rate assumption used would increase the liability by $102 million and an adverse change of 25% would increase the liability by $255 million.
The sensitivities in the table above are hypothetical and caution should be exercised when relying on this data. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the other interests held is calculated independently without changing any other assumptions. In reality, changes in one factor may result in changes in others (for example, changes in prepayment speed estimates could result in changes in the credit losses), which might magnify or counteract the sensitivities.

The table below presents information about the principal balances of owned and securitized loans.

					Net charge-offs
					(recoveries) (3)
	Total loans (1)		Delinquent loans (2) (3)		Three months ended
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,
(in millions)	2010	2009	2010	2009	2010	2009

Commercial and commercial real estate:
Commercial	$151,330	159,185	4,834	5,052	650	556
Real estate mortgage	324,818	326,314	18,277	12,375	397	25
Real estate construction	27,837	29,707	3,520	3,765	338	103
Lease financing	13,887	14,210	185	171	29	17

Total commercial and commercial real estate	517,872	529,416	26,816	21,363	1,414	701

Consumer:
Real estate 1-4 family first mortgage	1,357,105	1,331,568	20,065	19,224	1,641	593
Real estate 1-4 family junior lien mortgage	103,802	107,000	2,769	2,854	1,449	880
Credit card	22,525	24,003	719	795	643	582
Other revolving credit and installment	93,949	99,140	1,559	1,765	547	737

Total consumer	1,577,381	1,561,711	25,112	24,638	4,280	2,792

Foreign	28,289	29,398	164	219	36	45

Total loans owned and securitized	2,123,542	2,120,525	$52,092	46,220	5,730	3,538

Less:
Securitized loans	1,302,235	1,292,928
Mortgages held for sale	34,737	39,094
Loans held for sale	5,140	5,733

Total loans held	$781,430	782,770

(1)	Represents loans in the balance sheet or that have been securitized and includes residential mortgages sold to FNMA, FHLMC and GNMA and securitizations where servicing is our only form of continuing involvement.

(2)	Delinquent loans are 90 days or more past due and still accruing interest as well as nonaccrual loans.

(3)	Delinquent loans and net charge-offs exclude loans sold to FNMA, FHLMC and GNMA. We continue to service the loans and would only experience a loss if required to repurchase a delinquent loan due to a breach in original representations and warranties associated with our underwriting standards.
Transactions with VIEs
Our transactions with VIEs include securitizations of consumer loans, commercial real estate loans, student loans, auto loans and municipal bonds; investment and financing activities involving CDOs backed by asset-backed and CRE securities, collateralized loan obligations (CLOs) backed by corporate loans or bonds, and other types of structured financing. We have various forms of involvement with VIEs, including holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. These involvements with unconsolidated VIEs are recorded on our balance sheet primarily in trading assets, securities available for sale, loans, MSRs, other assets and other liabilities, as appropriate.

The following tables provide a summary of unconsolidated VIEs with which we have significant continuing involvement. The balances presented for March 31, 2010, represent our unconsolidated VIEs for which we consider our involvement to be significant. The balances presented for December 31, 2009, include unconsolidated VIEs with which we have continuing involvement that we no longer consider significant. Accordingly, we have excluded these transactions from the balances presented for March 31, 2010. We have refined our definition of significant continuing involvement in accordance with new consolidation accounting guidance to exclude unconsolidated VIEs when our continuing involvement relates to third-party sponsored VIEs for which we were not the transferor, and unconsolidated VIEs for which we were the sponsor but do not have any other significant continuing involvement.
Significant continuing involvement includes transactions where we were the sponsor or transferor and have other significant forms of involvement. Sponsorship includes transactions with unconsolidated VIEs where we solely or materially participated in the initial design or structuring of the entity or marketing of the transaction to investors. When we transfer assets to a VIE and account for the transfer as a sale, we are considered the transferor. We consider investments in securities held outside of trading, loans, guarantees, liquidity agreements, written options and servicing of collateral to be other forms of involvement that may be significant. We have excluded certain transactions with unconsolidated VIEs from the March 31, 2010, balances presented in the table below where we have determined that our continuing involvement is not significant due to the temporary nature and size of our variable interests because we were not the transferor or because we were not involved in the design or operations of the unconsolidated VIEs.

					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets (1)	interests (2)	assets	Derivatives	guarantees	assets
March 31, 2010
		Carrying value - asset (liability)
Residential mortgage loan securitizations
Conforming (3)	$1,052,147	5,590	12,452	—	(925)	17,117
Other/nonconforming	92,535	3,234	642	12	(4)	3,884
Commercial mortgage securitizations	205,353	5,192	659	243	—	6,094
Collateralized debt obligations:
Debt securities	20,577	1,508	—	1,136	—	2,644
Loans (4)	10,081	9,833	—	—	—	9,833
Asset-based finance structures	13,639	8,101	—	(99)	—	8,002
Tax credit structures	20,390	3,275	—	—	(647)	2,628
Collateralized loan obligations	14,700	2,875	—	57	—	2,932
Investment funds	16,678	1,420	—	—	—	1,420
Other (5)	19,703	4,144	48	859	(49)	5,002

Total	$1,465,803	45,172	13,801	2,208	(1,625)	59,556

		Maximum exposure to loss
Residential mortgage loan securitizations
Conforming (3)		$5,590	12,452	—	3,878	21,920
Other/nonconforming		3,234	642	12	10	3,898
Commercial mortgage securitizations		5,192	659	509	—	6,360
Collateralized debt obligation:
Debt securities		1,508	—	3,262	3	4,773
Loans (4)		9,833	—	—	—	9,833
Asset-based finance structures		8,101	—	99	1,455	9,655
Tax credit structures		3,275	—	—	2	3,277
Collateralized loan obligations		2,875	—	57	477	3,409
Investment funds		1,420	—	—	—	1,420
Other (5)		4,144	48	1,712	393	6,297

Total		$45,172	13,801	5,651	6,218	70,842

(continued on following page)

(continued from previous page)

					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets (1)	interests (2)	assets	Derivatives	guarantees	assets
December 31, 2009
		Carrying value - asset (liability)
Residential mortgage loan securitizations
Conforming (3)	$1,150,515	5,846	13,949	—	(869)	18,926
Other/nonconforming	251,850	11,683	1,538	16	(15)	13,222
Commercial mortgage securitizations	345,561	3,760	696	489	—	4,945
Collateralized debt obligations:
Debt securities	45,684	3,024	—	1,746	—	4,770
Loans (4)	10,215	9,964	—	—	—	9,964
Multi-seller commercial paper conduit	5,160	—	—	—	—	—
Asset-based finance structures	17,467	10,187	—	(72)	(248)	9,867
Tax credit structures	27,537	4,659	—	—	(653)	4,006
Collateralized loan obligations	23,830	3,602	—	64	—	3,666
Investment funds	84,642	1,831	—	—	(129)	1,702
Other (5)	23,538	3,626	50	1,015	(293)	4,398

Total	$1,985,999	58,182	16,233	3,258	(2,207)	75,466

		Maximum exposure to loss
Residential mortgage loan securitizations
Conforming (3)		$5,846	13,949	—	4,567	24,362
Other/nonconforming		11,683	1,538	30	218	13,469
Commercial mortgage securitizations		3,760	696	766	—	5,222
Collateralized debt obligations:
Debt securities		3,024	—	3,586	33	6,643
Loans (4)		9,964	—	—	—	9,964
Multi-seller commercial paper conduit		—	—	5,263	—	5,263
Asset-based finance structures		10,187	—	72	968	11,227
Tax credit structures		4,659	—	—	4	4,663
Collateralized loan obligations		3,702	—	64	473	4,239
Investment funds		2,331	—	500	89	2,920
Other (5)		3,626	50	1,818	1,774	7,268

Total		$58,782	16,233	12,099	8,126	95,240

(1)	Represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the remaining notional amount of the derivative is included in the asset balance. The multi-seller commercial paper conduit was consolidated in first quarter 2010.
(2)	Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(3)	Conforming residential mortgage loan securitizations are those that are guaranteed by GSEs. Other commitments and guarantees include amounts related to loans sold that we may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. The maximum exposure to loss for material breach of contractual representations and warranties represents a stressed case estimate we utilize for determining stressed case regulatory capital needs. Total VIE assets at December 31, 2009 includes $20.9 billion of nonconforming residential mortgage securitizations that were consolidated in first quarter 2010.
(4)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest in senior tranches from a diversified pool of primarily U.S. asset securitization, of which all are current, and over 95% were rated as investment grade by the primary rating agencies at March 31, 2010. These senior loans were acquired in the Wachovia business combination and are accounted for at amortized cost as initially determined under purchase accounting and are subject to the Company’s allowance and credit charge-off policies.
(5)	Includes student loan securitizations, auto loan securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.
In the tables above and on page 82, “Total VIE assets” represents the total assets of unconsolidated VIEs. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” from our involvement with off-balance sheet entities, which is a required disclosure under GAAP, is determined as the carrying value of our involvement with off-balance sheet (unconsolidated) VIEs plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which we believe the possibility is extremely remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

Residential mortgage loans
Residential mortgage loan securitizations are financed through the issuance of fixed- or floating-rate-asset-backed-securities, which are collateralized by the loans transferred to a VIE. We typically transfer loans we originated to these VIEs, account for the transfers as sales, retain the right to service the loans and may hold other beneficial interests issued by the VIEs. We also may be exposed to limited liability related to recourse agreements and repurchase agreements we make to our issuers and purchasers, which are included in other commitments and guarantees. In certain instances, we may service residential mortgage loan securitizations structured by third parties whose loans we did not originate or transfer. Our residential mortgage loan securitizations consist of conforming and nonconforming securitizations. Conforming residential mortgage loan securitizations are those that are guaranteed by GSEs, including GNMA. We do not consolidate our conforming residential mortgage loan securitizations because we do not have power over the VIEs. The loans sold to the VIEs in nonconforming residential mortgage loan securitizations are those that do not qualify for a GSE guarantee. We do not consolidate the nonconforming residential mortgage loan securitizations included in the table because we do not have a variable interest that could potentially be significant or we do not have power to direct the activities that most significantly impact the performance of the VIE.
Commercial mortgage loan securitizations
Commercial mortgage loan securitizations are financed through the issuance of fixed- or floating-rate-asset-backed-securities, which are collateralized by the loans transferred to the VIE. Prior to 2008, we typically transferred loans we originated to these VIEs, accounted for the transfers as sales, retained the right to service the loans and may have held other beneficial interests issued by the VIEs. In certain instances, we may service commercial mortgage loan securitizations structured by third parties whose loans we did not originate or transfer. We typically serve as primary or master servicer of these VIEs. The primary or master servicer in a commercial mortgage loan securitization typically cannot make the most significant decisions impacting the performance of the VIE and therefore does not have power over the VIE. We do not consolidate the commercial mortgage loan securitizations included in the disclosure because we either do not have power or do not have a significant variable interest.
Collateralized debt obligations (CDOs)
A CDO is a securitization where an SPE purchases a pool of assets consisting of asset-backed securities and issues multiple tranches of equity or notes to investors. In some transactions, a portion of the assets are obtained synthetically through the use of derivatives such as credit default swaps or total return swaps. Prior to 2008, we engaged in the structuring of CDOs on behalf of third party asset managers who would select and manage the assets for the CDO. Typically, the asset manager has some discretion to manage the sale of assets of, or derivatives used by the CDO, which generally gives the asset manager the power over the CDO.
In addition to our role as arranger we may have other forms of involvement with these transactions. Such involvement may include acting as liquidity provider, derivative counterparty, secondary market maker or investor. For certain transactions, we may also act as the collateral manager or servicer. We receive fees in connection with our role as collateral manager or servicer.
We assess whether we are the primary beneficiary of CDOs based on our role in the transaction in combination with the variable interests we hold. Subsequently, we monitor our ongoing involvement in these transactions to determine if the nature of our involvement has changed. We are not the primary beneficiary of these transactions in most cases because we do not act as the collateral manager or servicer, which generally denotes power. In cases where we are the collateral manager or servicer, we are not the primary beneficiary because we do not hold interests that could potentially be significant to the VIE.

Collateralized loan obligations (CLOs)
A CLO is a securitization where an SPE purchases a pool of assets consisting of loans and issues multiple tranches of equity or notes to investors. Generally, CLOs are structured on behalf of a third party asset manager that typically selects and manages the assets for the term of the CLO. Typically, the asset manager has the power over the significant decisions of the VIE through its discretion to manage the assets of the CLO. We assess whether we are the primary beneficiary of CLOs based on our role in the transaction and the variable interests we hold. In most cases, we are not the primary beneficiary of these transactions because we do not have the power to manage the collateral in the VIE.
Prior to the securitization, we may provide all, or substantially all, of the warehouse financing to the asset manager. The asset manager uses this financing to purchase the assets into a bankruptcy remote SPE during the warehouse period. At the completion of the warehouse period, the assets are sold to the CLO and the warehouse financing is repaid with the proceeds received from the securitization’s investors. The warehousing period is generally less than 12 months in duration. In the event the securitization does not take place, the assets in the warehouse are liquidated. We do not consolidate the warehouse SPEs when we provide substantially all of the financing because we do not have the ability to make the most significant decisions over the collateral in the warehouse.
In addition to our role as arranger and warehouse financing provider, we may have other forms of involvement with these transactions. Such involvement may include acting as underwriter, derivative counterparty, secondary market maker or investor. For certain transactions, we may also act as the servicer, for which we receive fees in connection with that role. We also earn fees for arranging these transactions and distributing the securities.
Asset-based finance structures
We engage in various forms of structured finance arrangements with VIEs that are collateralized by various asset classes including energy contracts, auto and other transportation leases, intellectual property, equipment and general corporate credit. We typically provide senior financing, and may act as an interest rate swap or commodity derivative counterparty when necessary. In most cases, we are not the primary beneficiary of these structures because we do not have power over the significant activities of the VIEs involved in these transactions.
For example, we had investments in asset-backed securities that were collateralized by auto leases or loans and cash reserves. These fixed-rate and variable-rate securities are underwritten by us and have been structured as single-tranche, fully amortizing, unrated bonds that are equivalent to investment-grade securities due to their significant overcollateralization. The securities are issued by SPEs that have been formed by third party auto financing institutions primarily because they require a source of liquidity to fund ongoing vehicle sales operations. The third party auto financing institutions manage the collateral in the VIEs, which is indicative of power in these transactions and we therefore do not consolidate these VIEs.
Tax credit structures
We co-sponsor and make investments in affordable housing and sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits. In some instances, our investments in these structures may require that we fund future capital commitments at the discretion of the project sponsors. While the size of our investment in a single entity may at times exceed 50% of the outstanding equity interests, we do not consolidate these structures due to the project sponsor’s ability to manage the projects, which is indicative of power in these transactions.

Investment funds
At March 31, 2010, we had investments of $1.4 billion and lending arrangements of $19 million with certain funds managed by one of our majority owned subsidiaries compared with investments of $1.3 billion and lending arrangements of $20 million at December 31, 2009. In addition, we also provide a default protection agreement to a third party lender to one of these funds. Our involvements in these funds are either senior or of equal priority to third party investors. We do not consolidate the investment funds because we do not absorb the majority of the expected future variability associated with the funds’ assets, including variability associated with credit, interest rate and liquidity risks.
Other transactions with VIEs
In August 2008, Wachovia reached an agreement to purchase at par ARS that were sold to third-party investors by certain of its subsidiaries. ARS are debt instruments with long-term maturities, but which re-price more frequently. All remaining ARS issued by VIEs subject to the agreement were redeemed. At March 31, 2010, we held in our securities available-for-sale portfolio $2.4 billion of ARS issued by VIEs redeemed pursuant to this agreement, compared with $3.2 billion at December 31, 2009.
On November 18, 2009, we reached agreements to purchase additional ARS from eligible investors who bought ARS through one of our broker-dealer subsidiaries. As of March 31, 2010, we had redeemed a substantial amount of these securities and had a liability in our balance sheet of $33 million for potential losses on remaining anticipated future redemptions. Were we to redeem all remaining ARS issued by VIEs that are subject to the agreement, our estimated maximum exposure to loss would be $218 million; however, certain of these securities may be repaid in full by the issuer prior to redemption. The liability recorded in our balance sheet for future redemptions is significantly less than the estimated maximum exposure to loss because the maximum exposure to loss assumes that no securities are repaid by the issuer prior to redemption and that the fair value of the ARS redeemed pursuant to the agreement are zero. As of March 31, 2010, we held in our securities available-for-sale portfolio $1.0 billion of ARS issued by VIEs redeemed pursuant to this agreement. No securities had been redeemed related to this agreement at December 31, 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.
Trust preferred securities
In addition to the involvements disclosed in the following table, we had $19.0 billion of debt financing through the issuance of trust preferred securities at March 31, 2010. In these transactions, VIEs that we wholly own issue preferred equity or debt securities to third party investors. All of the proceeds of the issuance are invested in debt securities that we issue to the VIEs. In certain instances, we may provide liquidity to third party investors that purchase long-term securities that re-price frequently issued by VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us. This is the case even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. We report the debt securities that we issue to the VIEs as long-term debt in our consolidated balance sheet.

A summary of our transactions with VIEs accounted for as secured borrowings and involvements with consolidated VIEs follows:

		Carrying value (1)
	Total		Third
	VIE	Consolidated	party	Noncontrolling	Net
(in millions)	assets	assets (2)	liabilities	interests	assets

March 31, 2010
Secured borrowings:
Municipal tender option bond securitizations	$7,167	7,243	(6,818)	—	425
Auto loan securitizations	242	242	(90)	—	152
Commercial real estate loans	1,310	1,310	(1,268)	—	42
Nonconforming residential mortgage securitizations	856	770	(527)	—	243

Total secured borrowings	9,575	9,565	(8,703)	—	862

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	18,105	17,375	(8,807)	—	8,568
Multi-seller commercial paper conduit	4,830	4,709	(4,798)	—	(89)
Auto loan securitizations	1,854	1,854	(1,864)	—	(10)
Structured asset finance	161	161	(31)	—	130
Investment funds	2,483	2,345	(565)	(31)	1,749
Other	1,489	1,486	(1,072)	(15)	399

Total consolidated VIEs	28,922	27,930	(17,137)	(46)	10,747

Total secured borrowings and consolidated VIEs	$38,497	37,495	(25,840)	(46)	11,609

December 31, 2009
Secured borrowings:
Municipal tender option bond securitizations	$7,156	7,189	(6,856)	—	333
Auto loan securitizations	274	274	(121)	—	153
Commercial real estate loans	1,309	1,309	(1,269)	—	40
Residential mortgage securitizations	901	792	(552)	—	240

Total secured borrowings	9,640	9,564	(8,798)	—	766

Consolidated VIEs:
Structured asset finance	2,791	1,074	(1,088)	(10)	(24)
Investment funds	2,257	2,245	(271)	(33)	1,941
Other	2,697	1,981	(1,148)	(25)	808

Total consolidated VIEs	7,745	5,300	(2,507)	(68)	2,725

Total secured borrowings and consolidated VIEs	$17,385	14,864	(11,305)	(68)	3,491

(1)	Amounts exclude loan loss reserves, and total assets may differ from consolidated assets due to the different measurement methods used depending on the assets’ classifications.
(2)	Amounts disclosed in the consolidated balance sheet presentation are limited to VIE assets that can only be used to settle the liabilities of those VIEs.
In addition to the transactions included in the table above, we have issued approximately $6 billion of private placement debt financing through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. We have pledged certain of its assets to collateralize the VIE’s borrowings. Such assets were not transferred to the VIE and accordingly we have excluded the VIE from the previous table.
We have raised financing through the securitization of certain financial assets in transactions with VIEs accounted for as secured borrowings. We also consolidate VIEs where we are the primary beneficiary. In certain transactions other than the multi-seller commercial paper conduit, we provide contractual support in the form of limited recourse and liquidity to facilitate the remarketing of short-term securities issued to third party investors. Other than this limited contractual support, the assets of the VIEs are the sole source of repayment of the securities held by third parties. The liquidity support we provide to the multi-seller commercial paper conduit ensures timely repayment of commercial paper issued by the conduit and is described further on the following page.

Nonconforming residential mortgage loan securitizations
We have consolidated certain of our nonconforming residential mortgage loan securitizations in accordance with the new consolidation accounting guidance. We have determined we are the primary beneficiary of these securitizations because we have the power to direct the most significant activities of the entity through our role as primary servicer and also hold variable interests that we have determined to be significant. The nature of our variable interests in these entities may include beneficial interests issued by the VIE, mortgage servicing rights and recourse or repurchase reserve liabilities.
Multi-seller commercial paper conduit
We administer a multi-seller asset-based commercial paper (ABCP) conduit that finances certain client transactions. This conduit is a bankruptcy remote entity that makes loans to, or purchases certificated interests, generally from SPEs, established by our clients (sellers) and which are secured by pools of financial assets. The conduit funds itself through the issuance of highly rated commercial paper to third party investors. The primary source of repayment of the commercial paper is the cash flows from the conduit’s assets or the re-issuance of commercial paper upon maturity. The conduit’s assets are structured with deal-specific credit enhancements generally in the form of overcollateralization provided by the seller, but may also include subordinated interests, cash reserve accounts, third party credit support facilities and excess spread capture. The timely repayment of the commercial paper is further supported by asset-specific liquidity facilities in the form of liquidity asset purchase agreements that we provide. Each facility is equal to 102% of the conduit’s funding commitment to a client. The aggregate amount of liquidity must be equal to or greater than all the commercial paper issued by the conduit. At the discretion of the administrator, we may be required to purchase assets from the conduit at par value plus accrued interest or discount on the related commercial paper, including situations where the conduit is unable to issue commercial paper. Par value may be different from fair value.
We receive fees in connection with our role as administrator and liquidity provider. We may also receive fees related to the structuring of the conduit’s transactions. In first quarter 2010, the conduit terminated its subordinated note to a third party investor and repaid all amounts due under the terms of the note agreement. We incurred a loss on the termination of the subordinated note of $16 million. We are the primary beneficiary of the conduit because we have power over the significant activities of the conduit and have a significant variable interest due to our liquidity arrangement.

8. MORTGAGE BANKING ACTIVITIES
Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.
The changes in residential MSRs measured using the fair value method were:

	Quarter ended March 31	,
(in millions)	2010	2009

Fair value, beginning of quarter	$16,004	14,714
Adjustments from adoption of new consolidation accounting guidance	(118)	—
Acquired from Wachovia (1)	—	34
Servicing from securitizations or asset transfers	1,054	1,447

Net additions	936	1,481

Changes in fair value:
Due to changes in valuation model inputs or assumptions (2)	(777)	(2,824)
Other changes in fair value (3)	(619)	(980)

Total changes in fair value	(1,396)	(3,804)

Fair value, end of quarter	$15,544	12,391

(1)	First quarter 2009 results reflect refinements to initial purchase accounting adjustments.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(3)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized commercial MSRs were:

	Quarter ended March 31	,
(in millions)	2010	2009

Balance, beginning of quarter	$1,119	1,446
Adjustments from adoption of new consolidation accounting guidance	(5)	—
Purchases (1)	1	4
Acquired from Wachovia (2)	—	(127)
Servicing from securitizations or asset transfers (1)	11	4
Amortization	(57)	(70)

Balance, end of quarter (3)	$1,069	1,257

Fair value of amortized MSRs:
Beginning of quarter	$1,261	1,555
End of quarter	1,283	1,392

(1)	Based on March 31, 2010, assumptions, the weighted-average amortization period for MSRs added during the first quarter of 2010 was approximately 18.9 years.
(2)	First quarter 2009 results reflect refinements to initial purchase accounting adjustments.
(3)	There was no valuation allowance recorded for the periods presented. Commercial MSRs are evaluated for impairment purposes by the following asset classes: agency and non-agency commercial mortgage-backed securities (MBS), and loans.

We present the components of our managed servicing portfolio in the table below at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

	March 31	,	Dec. 31	,
(in billions)	2010		2009

Residential mortgage servicing
Serviced for others	$1,417		1,422
Owned loans serviced	371		364
Subservicing	10		10

Total residential servicing	1,798		1,796

Commercial mortgage servicing
Serviced for others	449		454
Owned loans serviced	105		105
Subservicing	10		10

Total commercial servicing	564		569

Total managed servicing portfolio	$2,362		2,365

Total serviced for others	$1,866		1,876
Ratio of MSRs to related loans serviced for others	0.89%		0.91

The components of mortgage banking noninterest income were:

	Quarter ended March 31	,
(in millions)	2010	2009

Servicing income, net:
Servicing fees	$1,053	1,081
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (1)	(777)	(2,824)
Other changes in fair value (2)	(619)	(980)

Total changes in fair value of residential MSRs	(1,396)	(3,804)
Amortization	(57)	(70)
Net derivative gains from economic hedges (3)	1,766	3,699

Total servicing income, net	1,366	906
Net gains on mortgage loan origination/sales activities	1,104	1,598

Total mortgage banking noninterest income	$2,470	2,504

Market-related valuation changes to MSRs, net of hedge results (1)+(3)	$989	875

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.
(3)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 11 — Free-Standing Derivatives in this Report for additional discussion and detail.
Servicing fees include certain unreimbursed direct servicing obligations primarily associated with workout activities. In addition, servicing fees in the table above included:

	Quarter ended March 31		,
(in millions)	2010	2009

Contractually specified servicing fees	$1,107	1,083
Late charges	90	87
Ancillary fees	106	73

9. INTANGIBLE ASSETS
The gross carrying value of intangible assets and accumulated amortization was:

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	value	amortization	value	value	amortization	value

Amortized intangible assets:
MSRs (1)	$1,610	541	1,069	1,606	487	1,119
Core deposit intangibles	15,133	4,828	10,305	15,140	4,366	10,774
Customer relationship and other intangibles	3,048	980	2,068	3,050	896	2,154

Total amortized intangible assets	$19,791	6,349	13,442	19,796	5,749	14,047

MSRs (carried at fair value) (1)	$15,544	—	15,544	16,004	—	16,004
Goodwill	24,819	—	24,819	24,812	—	24,812
Trademark	14	—	14	14	—	14

(1)	See Note 8 in this Report for additional information on MSRs.
The following table provides the current year and estimated future amortization expense for amortized intangible assets as of March 31, 2010.

			Customer
	Amortized	Core	relationship
	commercial	deposit	and other
(in millions)	MSRs	intangibles	intangibles (1)	Total

Three months ended March 31, 2010 (actual)	$57	469	84	610

Estimate for year ending December 31,
2010	$223	1,870	334	2,427
2011	200	1,593	286	2,079
2012	162	1,396	269	1,827
2013	127	1,241	249	1,617
2014	110	1,113	234	1,457
2015	102	1,022	212	1,336

(1)	Includes amortization of lease intangibles reported in occupancy expense of $2 million for the first three months of 2010, and estimated amortization of $8 million, $8 million, $8 million, $5 million, $4 million, and $4 million for 2010, 2011, 2012, 2013, 2014 and 2015, respectively.
We based our projections of amortization expense shown above on existing asset balances at March 31, 2010. Future amortization expense may vary from these projections.

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. We identify reporting units that are one level below an operating segment (referred to as a component), and distinguish these reporting units based on how the segments and components are managed, taking into consideration the economic characteristics, nature of the products and customers of the components. We allocate goodwill to reporting units based on relative fair value, using certain performance metrics. We have revised prior period information to reflect this realignment. See Note 16 in this Report for further information on management reporting.
The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing. The additions in first quarter 2009 predominantly relate to goodwill recorded in connection with refinements to our initial acquisition date purchase accounting.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company

Balance, December 31, 2008	$16,810	5,449	368	22,627
Goodwill from business combinations	732	467	—	1,199
Foreign currency translation adjustments	(1)	—	—	(1)

Balance, March 31, 2009	$17,541	5,916	368	23,825

Balance, December 31, 2009	$18,160	6,279	373	24,812
Goodwill from business combinations	—	7	—	7

Balance, March 31, 2010	$18,160	6,286	373	24,819

10. GUARANTEES AND LEGAL ACTIONS
Guarantees
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, liquidity agreements, written put options, recourse obligations, residual value guarantees, and contingent consideration. The following table shows carrying value, maximum exposure to loss on our guarantees and the amount with a higher risk of performance.

	March 31, 2010			Dec. 31, 2009
		Maximum	Non-		Maximum	Non-
	Carrying	exposure	investment	Carrying	exposure	investment
(in millions)	value	to loss	grade	value	to loss	grade

Standby letters of credit	$147	48,162	20,189	148	49,997	21,112
Securities lending and other indemnifications	51	14,951	1,524	51	20,002	2,512
Liquidity agreements (1)	—	68	—	66	7,744	—
Written put options (1)(2)	769	8,199	3,824	803	8,392	3,674
Loans sold with recourse	103	5,030	3,246	96	5,049	2,400
Residual value guarantees	8	197	—	8	197	—
Contingent consideration	33	119	116	11	145	102
Other guarantees	—	119	2	—	55	2

Total guarantees	$1,111	76,845	28,901	1,183	91,581	29,802

(1)	Certain of these agreements are related to off-balance sheet entities and, accordingly, are also disclosed in Note 7 in this Report.
(2)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 11 in this Report.
“Maximum exposure to loss” and “Non-investment grade” are required disclosures under GAAP. Non-investment grade represents those guarantees on which we have a higher risk of being required to perform under the terms of the guarantee. If the underlying assets under the guarantee are non-investment grade (that is, an external rating that is below investment grade or an internal credit default grade that is equivalent to a below investment grade external rating), we consider the risk of performance to be high. Internal credit default grades are determined based upon the same credit policies that we use to evaluate the risk of payment or performance when making loans and other extensions of credit. These credit policies are more fully described in Note 5 in this Report.
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

As a securities lending agent, we loan client securities, on a fully collateralized basis, to third party borrowers. We indemnify our clients against borrower default of a return of those securities and, in certain cases, against collateral losses. We support these guarantees with collateral, generally in the form of cash or highly liquid securities that is marked to market daily. There was $15.4 billion at March 31, 2010, and $20.7 billion at December 31, 2009, in collateral supporting loaned securities with values of $15.0 billion and $20.0 billion, respectively.
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
We provide liquidity facilities on all commercial paper issued by the conduit we administer. We also provide liquidity to certain off-balance sheet entities that hold securitized fixed-rate municipal bonds and consumer or commercial assets that are partially funded with the issuance of money market and other short-term notes. The decrease in maximum exposure to loss from December 31, 2009, is due to the amounts related to the liquidity facility on the commercial paper conduit being removed from the disclosed amounts due to the consolidation of the commercial paper conduit upon adoption of new consolidation accounting guidance. See Note 7 in this Report for additional information on these arrangements.
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
In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain period of time. The maximum exposure to loss represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions, but the likelihood of the repurchase of the entire balance is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In first quarter 2010, we did not repurchase a significant amount of loans associated with these agreements.
We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At March 31, 2010, the only remaining residual value guarantee related to a leasing transaction on certain corporate buildings. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost less depreciation, we would be required to reimburse the lessor under our guarantee.

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
Legal Actions
The following supplements and amends our discussion of certain matters previously reported in Item 3 (Legal Proceedings) of our 2009 Form 10-K for events occurring in first quarter 2010.
Auction Rate Securities Plaintiffs have appealed the January 26, 2010, dismissal of two civil class actions pending against Wells Fargo affiliated defendants.
Casa de Cambio Investigation In March 2010, Wachovia Bank, N.A. entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Southern District of Florida and U.S. Department of Justice, and entered into separate consent agreements with the Office of the Comptroller of the Currency and the Financial Crimes Enforcement Network to resolve those agencies’ investigations into these matters, the substance of which occurred prior to Wachovia’s acquisition by Wells Fargo & Company. The Deferred Prosecution Agreement was approved on March 17, 2010, by the U.S. District Court for the Southern District of Florida. Wachovia Bank, N.A. paid a total of $160 million to satisfy the forfeitures and penalties provided for in the various agreements and further agreed to continue certain remediation and compliance efforts. Settlement of this matter was previously described in a Form 8-K filed on March 17, 2010.
ERISA Litigation On April 6, 2010, the U.S. District Court for the District of Minnesota certified a class of participants in Wells Fargo’s 401(k) Plan in a case captioned Figas v. Wells Fargo & Company, et al. Figas purports to bring claims on behalf of participants who had assets in certain Wells Fargo affiliated funds from November 2, 2001, to September 22, 2009, alleging breach of fiduciary duty in connection with the offer of Wells Fargo affiliated funds as investment choices in the Plan.
Golden West and Related Litigation On May 3, 2010, the judge in the Southern District of New York issued an order granting Plaintiffs leave to amend the class action and other complaints pending in that court, and directing the parties to submit a schedule for the filing of the amended complaints and new motions to dismiss. This order terminates the motions to dismiss the prior complaints which had been pending.
In re Wells Fargo Mortgage-Backed Certificates Litigation and Mortgage Related Investigations This lawsuit is comprised of several securities law based putative class actions, consolidated in the U.S. District Court for the Northern District of California on July 16, 2009. The case is brought against several Wells Fargo mortgage-backed securities trusts, Wells Fargo Bank, N.A. and other affiliated entities, individual employee defendants, along with various underwriters and rating agencies. The plaintiffs allege that the offering documents contained untrue statements of material fact, or omitted to state material facts necessary to make the registration statements and accompanying prospectuses not misleading. The allegations are regarding the underwriting standards used in connection with the origination of the underlying mortgages, the maximum loan-to-value ratios used to qualify borrowers, and the appraisals of the properties underlying the mortgages. Motions to dismiss, filed on behalf of all defendants, were granted in part and denied in part by a court order entered on April 22, 2010. The plaintiffs were granted leave to amend some of their claims.
Certain government entities are conducting investigations into the mortgage lending practices of various Wells Fargo affiliated entities, including whether borrowers were steered to more costly mortgage products. Wells Fargo intends to cooperate fully with these investigations.
LeNature’s Inc. On March 15, 2010, the Mecklenburg County Superior Court entered an order allowing the hedge fund defendants to assert their tort claims in the New York state action. The holders of LeNature’s Senior Subordinated Notes filed an amended complaint in the California action, and Wachovia has filed its demurrer to that complaint. The action filed by the trustee under the indenture for the Senior Subordinated Notes offering was dismissed by the U.S. District Court for the Western District of Pennsylvania on April 16, 2010.

Municipal Derivatives Bid Practice Investigation Defendants’ motion to dismiss the second consolidated amended complaint was denied by the U.S. District Court for the Southern District of New York on March 25, 2010. On April 26, 2010, the same court also denied motions to dismiss eleven related cases filed by municipalities in California.
Payment Processing Center On March 17, 2010, the U.S. District Court for the Southern District of Florida approved a Deferred Prosecution Agreement between the U.S. Department of Justice and Wachovia Bank, N.A., which resolved the Department of Justice’s investigation into this matter. The Company believes all pending governmental investigations relating to this matter are now concluded.
Outlook In accordance with ASC 450 (formerly FAS 5), Wells Fargo has established estimated liabilities for litigation matters with loss contingencies that are both probable and estimable. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the estimated liability that cannot be estimated. In the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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
We use derivatives that are designed as qualifying hedge contracts as defined by the Derivatives and Hedging topic in the Codification as part of our interest rate and foreign currency risk management, including interest rate swaps, caps and floors, futures and forward contracts, and options. We also offer various derivatives, including interest rate, commodity, equity, credit and foreign exchange contracts, to our customers but usually offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as free-standing derivatives. Free-standing derivatives also include derivatives we enter into for risk management that do not otherwise qualify for hedge accounting, including economic hedge derivatives. To a lesser extent, we take positions based on market expectations or to benefit from price differentials between financial instruments and markets. Additionally, free-standing derivatives include embedded derivatives that are required to be separately accounted for from their host contracts.
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

The total notional or contractual amounts and fair values for derivatives were:

	March 31, 2010			Dec. 31, 2009
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives

Qualifying hedge contracts (1)
Interest rate contracts (2)	$116,474	6,696	1,273	119,966	6,425	1,302
Foreign exchange contracts	28,965	1,533	1,307	30,212	1,553	811

Total derivatives designated as qualifying hedging instruments		8,229	2,580		7,978	2,113

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges) (1):
Interest rate contracts (3)	621,340	3,624	3,894	633,734	4,441	4,873
Equity contracts	—	—	—	300	—	2
Foreign exchange contracts	7,700	172	22	7,019	233	29
Credit contracts — protection purchased	533	169	—	577	261	—
Other derivatives	4,558	4	31	4,583	—	40

Subtotal		3,969	3,947		4,935	4,944

Customer accommodation, trading and other free-standing derivatives (4):
Interest rate contracts (5)	2,554,523	53,755	53,030	2,741,119	54,873	54,033
Commodity contracts	87,460	4,237	4,156	92,182	5,400	5,182
Equity contracts (5)	70,974	2,784	3,032	71,572	2,459	3,067
Foreign exchange contracts (5)	144,788	3,559	3,038	142,012	3,084	2,737
Credit contracts — protection sold	75,175	888	9,284	76,693	979	9,577
Credit contracts — protection purchased	82,456	8,333	844	81,357	9,349	1,089
Other derivatives (5)	2,332	29	92	2,314	427	171

Subtotal		73,585	73,476		76,571	75,856

Total derivatives not designated as hedging instruments		77,554	77,423		81,506	80,800

Total derivatives before netting		85,783	80,003		89,484	82,913

Netting (6)		(64,535)	(71,791)		(65,926)	(73,303)

Total		$21,248	8,212		23,558	9,610

(1)	Represents asset/liability management hedges, which are included in other assets or other liabilities.
(2)	Notional amounts presented exclude $20.9 billion at March 31, 2010, and December 31, 2009, of basis swaps that are combined with receive fixed-rate / pay floating-rate swaps and designated as one hedging instrument.
(3)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.
(4)	Customer accommodation, trading and other free-standing derivatives are included in trading assets or other liabilities.
(5)	Amounts at December 31, 2009, have been revised to conform to the March 31, 2010, basis of presentation.
(6)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements under the accounting guidance covering the offsetting of amounts related to certain contracts. The amount of cash collateral netted against derivative assets and liabilities was $4.9 billion and $12.2 billion, respectively, at March 31, 2010, and $5.3 billion and $14.1 billion, respectively, at December 31, 2009.
Fair Value Hedges
We use interest rate swaps to convert certain of our fixed-rate long-term debt and certificates of deposit (CDs) to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt and repurchase agreements. Consistent with our asset/liability management strategy of converting fixed-rate debt to floating-rates, we believe interest expense should reflect only the current contractual interest cash flows on the liabilities and the related swaps. In addition, we use interest rate swaps and forward contracts to hedge against changes in fair value of certain debt securities that are classified as securities available for sale, due to changes in interest rates, foreign currency rates, or both. For fair value hedges of long-term debt, CDs, repurchase agreements and debt securities, all parts of each derivative’s gain or loss due to the hedged risk are included in the assessment of hedge effectiveness, except for foreign-currency denominated securities available for sale, short-term borrowings and long-term debt hedged with forward derivatives for which the time value component of the derivative gain or loss is excluded from the assessment of hedge effectiveness.
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

	Interest rate
	contracts hedging:		Foreign exchange contracts hedging:			Total net
	Securities		Securities			gains (losses)
	available	Long-term	available	Short-term	Long-term	on fair value
(in millions)	for sale	debt	for sale	borrowings	debt	hedges

Quarter ended March 31, 2010
Gains (losses) recorded in net interest income	$(94)	531	(1)	—	97	533

Gains (losses) recorded in noninterest income
Recognized on derivatives	$(126)	532	119	—	(1,136)	(611)
Recognized on hedged item	135	(517)	(119)	—	1,154	653

Recognized on fair value hedges (ineffective portion) (1)	$9	15	—	—	18	42

Quarter ended March 31, 2009
Gains (losses) recorded in net interest income	$(41)	264	(28)	16	76	287

Gains (losses) recorded in noninterest income
Recognized on derivatives	$82	(789)	2	(1)	(262)	(968)
Recognized on hedged item	(93)	798	(2)	1	330	1,034

Recognized on fair value hedges (ineffective portion) (1)	$(11)	9	—	—	68	66

(1)	First quarter 2010 includes approximately $1 million of gains on forward derivatives hedging foreign-currency securities available for sale, short-term borrowings and long-term debt, representing the portion of derivative gains or loss excluded from assessment of hedge effectiveness (time value). For first quarter 2009, none of the change in value of derivatives was excluded from the assessment of hedge effectiveness.

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
We expect that $299 million of deferred net gains on derivatives in OCI at March 31, 2010, will be reclassified as earnings during the next twelve months, compared with $284 million at December 31, 2009. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 8 years for both hedges of floating-rate debt and floating-rate commercial loans.
The following table shows the net gains recognized related to derivatives in cash flow hedging relationships as defined by the Derivatives and Hedging topic in the Codification.

	Quarter ended March 31		,
(in millions)	2010	2009

Gains (after tax) recognized in OCI on derivatives (effective portion)	$159	68
Gains (pre tax) reclassified from cumulative
OCI into net interest income (effective portion)	142	135
Gains (pre tax) recognized in noninterest income
on derivatives (ineffective portion) (1)	7	6

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.
Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime residential MHFS, derivative loan commitments and other interests held, with the resulting gain or loss reflected in other income.
The derivatives used to hedge residential MSRs, which include swaps, swaptions, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative gains of $1.8 billion in first quarter 2010 and $3.7 billion in first quarter 2009 from economic hedges related to our mortgage servicing activities and are included in mortgage banking noninterest income. The aggregate fair value of these derivatives used as economic hedges was a net liability of $172 million at March 31, 2010, and $961 million at December 31, 2009. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative OCI (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as most new prime residential MHFS for which we have elected the fair value option, is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $28 million at March 31, 2010, and a net liability of $312 million at December 31, 2009, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the table on page 98.
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
Additionally, free-standing derivatives include embedded derivatives that are required to be accounted for separate from their host contract. We periodically issue hybrid long-term notes and CDs where the performance of the hybrid instrument notes is linked to an equity, commodity or currency index, or basket of such indices. These notes contain explicit terms that affect some or all of the cash flows or the value of the note in a manner similar to a derivative instrument and therefore are considered to contain an “embedded” derivative instrument. The indices on which the performance of the hybrid instrument is calculated are not clearly and closely related to the host debt instrument. In accordance with accounting guidance for derivatives, the “embedded” derivative is separated from the host contract and accounted for as a free-standing derivative.

The following table shows the net gains (losses) recognized in the income statement related to derivatives not designated as hedging instruments under the Derivatives and Hedging topic of the Codification.

	Quarter ended March 31	,
(in millions)	2010	2009

Gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts (1)
Recognized in noninterest income:
Mortgage banking	$668	2,364
Other	(6)	(5)
Foreign exchange contracts	76	80
Equity contracts	—	2
Credit contracts	(89)	(58)

Subtotal	649	2,383

Gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts (2)
Recognized in noninterest income:
Mortgage banking	903	1,013
Other	319	313
Commodity contracts	20	(12)
Equity contracts	(46)	(123)
Foreign exchange contracts	118	113
Credit contracts	(430)	254
Other	(7)	(163)

Subtotal	877	1,395

Net gains recognized related to derivatives not designated as hedging instruments	$1,526	3,778

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs, interest rate lock commitments, loans held for sale and mortgages held for sale.
(2)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
Credit Derivatives
We use credit derivatives to manage exposure to credit risk related to lending and investing activity and to assist customers with their risk management objectives. This may include protection sold to offset purchased protection in structured product transactions, as well as liquidity agreements written to special purpose vehicles. The maximum exposure of sold credit derivatives is managed through posted collateral, purchased credit derivatives and similar products in order to achieve our desired credit risk profile. This credit risk management provides an ability to recover a significant portion of any amounts that would be paid under the sold credit derivatives. We would be required to perform under the noted credit derivatives in the event of default by the referenced obligors. Events of default include events such as bankruptcy, capital restructuring or lack of principal and/or interest payment. In certain cases, other triggers may exist, such as the credit downgrade of the referenced obligors or the inability of the special purpose vehicle for which we have provided liquidity to obtain funding.

The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Protection
			sold—	purchased	Net
			non-	with	protection	Other
	Fair value	Protection	investment	identical	sold	protection	Range of
(in millions)	liability	sold (A)	grade	underlyings (B)	(A) - (B)	purchased	maturities

March 31, 2010

Credit default swaps on:
Corporate bonds	$1,933	50,246	22,663	39,458	10,788	12,474	2010-2018
Structured products	4,736	6,274	5,434	4,849	1,425	3,125	2015-2056
Credit protection on:
Default swap index	15	6,639	2,931	6,541	98	294	2010-2017
Commercial mortgage- backed securities index	2,006	5,283	762	4,953	330	117	2048-2052
Asset-backed securities index	577	783	619	782	1	53	2037-2046
Loan deliverable credit default swaps	6	500	490	419	81	271	2010-2014
Other	11	5,450	4,903	43	5,407	3,920	2010-2056

Total credit derivatives	$9,284	75,175	37,802	57,045	18,130	20,254

December 31, 2009
Credit default swaps on:
Corporate bonds	$2,419	55,511	23,815	44,159	11,352	12,634	2010-2018
Structured products	4,498	6,627	5,084	4,999	1,628	3,018	2014-2056
Credit protection on:
Default swap index	23	6,611	2,765	4,202	2,409	2,510	2010-2017
Commercial mortgage- backed securities index	1,987	5,188	453	4,749	439	189	2049-2052
Asset-backed securities index	637	830	660	696	134	189	2037-2046
Loan deliverable credit default swaps	12	510	494	423	87	287	2010-2014
Other	1	1,416	809	32	1,384	100	2010-2020

Total credit derivatives	$9,577	76,693	34,080	59,260	17,433	18,927

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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt, based on certain major credit rating agencies indicated in the relevant contracts, were to fall below investment grade, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $5.5 billion at March 31, 2010, and $7.5 billion at December 31, 2009, for which we had posted $5.1 billion and $7.1 billion, respectively, in collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2010, or December 31, 2009, we would have been required to post additional collateral of $354 million or $1.0 billion, respectively, or potentially settle the contract in an amount equal to its fair value.
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

12. FAIR VALUES OF ASSETS AND LIABILITIES
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Trading assets, securities available for sale, derivatives, certain loans, prime residential MHFS, certain commercial LHFS, residential MSRs, principal investments and securities sold but not yet purchased (short sale liabilities) are recorded at fair value on a recurring basis. Certain loans and long-term debt are carried at fair value on a recurring basis beginning on January 1, 2010. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as nonprime residential and commercial MHFS, certain LHFS, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
Under fair value option accounting guidance, we elected to measure MHFS at fair value prospectively for new prime residential MHFS originations, for which an active secondary market and readily available market prices existed to reliably support fair value pricing models used for these loans. We also elected to remeasure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe the election for MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.
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
Upon adoption of new consolidation accounting guidance on January 1, 2009, we elected to measure certain loans and long-term debt of consolidated VIEs under the fair value option. We elected the fair value option to effectively continue fair value accounting through earnings for our interests in these VIEs. See Notes 1 and 7 in this Report for additional information.
Fair Value Hierarchy
In accordance with the Fair Value Measurements and Disclosures topic of the Codification, we group our assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Determination of Fair Value
In accordance with the Fair Value Measurements and Disclosures topic of the Codification, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, as prescribed in the fair value hierarchy.
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
We incorporate lack of liquidity into our fair value measurement based on the type of asset measured and the valuation methodology used. For example, for residential MHFS and certain securities where the significant inputs have become unobservable due to the illiquid markets and vendor or broker pricing is not used, we use a discounted cash flow technique to measure fair value. This technique incorporates forecasting of expected cash flows (adjusted for credit loss assumptions and estimated prepayment speeds) discounted at an appropriate market discount rate to reflect the lack of liquidity in the market that a market participant would consider. For other securities where vendor or broker pricing is used, we use either unadjusted broker quotes or vendor prices or vendor or broker prices adjusted by weighting them with internal discounted cash flow techniques to measure fair value. These unadjusted vendor or broker prices inherently reflect any lack of liquidity in the market as the fair value measurement represents an exit price from a market participant viewpoint.
For complete descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value, see Note 16 of the 2009 10-K. There have been no material changes to our valuation methodologies in first quarter 2010.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2010.

(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total

March 31, 2010
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$1,822	1,952	—	—	3,774
Securities of U.S. states and political subdivisions	—	2,162	12	—	2,174
Collateralized debt obligations	—	23	1,889	—	1,912
Corporate debt securities	—	10,352	276	—	10,628
Equity securities	1,433	826	67	—	2,326
Other trading securities	—	6,329	390	—	6,719

Total trading securities	3,255	21,644	2,634	—	27,533

Other trading assets	772	192	174	—	1,138

Total trading assets (excluding derivatives)	4,027	21,836	2,808	—	28,671

Securities of U.S. Treasury and federal agencies	1,067	1,283	—	—	2,350
Securities of U.S. states and political subdivisions	3	12,940	2,871	—	15,814
Mortgage-backed securities:
Federal agencies	—	77,890	—	—	77,890
Residential	—	20,921	406	—	21,327
Commercial	—	11,368	503	—	11,871

Total mortgage-backed securities	—	110,179	909	—	111,088

Corporate debt securities	—	9,217	503	—	9,720
Collateralized debt obligations	—	—	3,851	—	3,851
Asset-backed securities:
Auto loans and leases	—	348	7,587	—	7,935
Home equity loans	—	1,073	107	—	1,180
Other asset-backed securities	—	1,964	2,190	—	4,154

Total asset-backed securities	—	3,385	9,884	—	13,269

Other debt securities	—	636	79	—	715

Total debt securities	1,070	137,640	18,097	—	156,807

Marketable equity securities:
Perpetual preferred securities (2)	734	885	2,967	—	4,586
Other marketable equity securities	884	198	12	—	1,094

Total marketable equity securities	1,618	1,083	2,979	—	5,680

Total securities available for sale	2,688	138,723	21,076	—	162,487

Mortgages held for sale	—	28,593	3,338	—	31,931
Loans held for sale	—	297	—	—	297
Loans	—	—	371	—	371
Mortgage servicing rights (residential)	—	—	15,544	—	15,544
Derivative assets:
Interest rate contracts	680	62,700	695	—	64,075
Commodity contracts	1	4,236	—	—	4,237
Equity contracts	257	1,709	818	—	2,784
Foreign exchange contracts	34	5,219	11	—	5,264
Credit contracts	—	5,086	4,304	—	9,390
Other derivative contracts	—	28	5	—	33

Netting	—	—	—	(64,535)	(64,535)

Total derivative assets (3)	972	78,978	5,833	(64,535)	21,248

Other assets	700	716	377	—	1,793

Total assets recorded at fair value	$8,387	269,143	49,347	(64,535)	262,342

Derivative liabilities:
Interest rate contracts	$(619)	(57,140)	(438)	—	(58,197)
Commodity contracts	—	(4,156)	—	—	(4,156)
Equity contracts	(128)	(1,805)	(1,099)	—	(3,032)
Foreign exchange contracts	(32)	(4,328)	(7)	—	(4,367)
Credit contracts	—	(5,066)	(5,062)	—	(10,128)
Other derivative contracts	—	(88)	(35)	—	(123)

Netting	—	—	—	71,791	71,791

Total derivative liabilities (4)	(779)	(72,583)	(6,641)	71,791	(8,212)

Short sale liabilities
Securities of U.S. Treasury and federal agencies	(2,197)	—	—	—	(2,197)
Corporate debt securities	—	(376)	(65)	—	(441)
Equity securities	(2,344)	(132)	—	—	(2,476)
Other securities	—	(3,402)	—	—	(3,402)

Total short sale liabilities	(4,541)	(3,882)	(65)	—	(8,516)

Other liabilities	—	(13)	(1,672)	—	(1,685)

Total liabilities recorded at fair value	$(5,320)	(76,506)	(8,378)	71,791	(18,413)

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(2)	Perpetual preferred securities are primarily ARS. See Note 7 for additional information.
(3)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.
(4)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total

December 31, 2009
Trading assets (excluding derivatives) (2)	$2,386	20,497	2,311	—	25,194
Derivatives (trading assets)	340	70,938	5,682	(59,115)	17,845
Securities of U.S. Treasury and federal agencies	1,094	1,186	—	—	2,280
Securities of U.S. states and political subdivisions	4	12,708	818	—	13,530
Mortgage-backed securities:
Federal agencies	—	82,818	—	—	82,818
Residential	—	27,506	1,084	—	28,590
Commercial	—	9,162	1,799	—	10,961

Total mortgage-backed securities	—	119,486	2,883	—	122,369

Corporate debt securities	—	8,968	367	—	9,335
Collateralized debt obligations	—	—	3,725	—	3,725
Other	—	3,292	12,587	—	15,879

Total debt securities	1,098	145,640	20,380	—	167,118

Marketable equity securities:
Perpetual preferred securities	736	834	2,305	—	3,875
Other marketable equity securities	1,279	350	88	—	1,717

Total marketable equity securities	2,015	1,184	2,393	—	5,592

Total securities available for sale	3,113	146,824	22,773	—	172,710

Mortgages held for sale	—	33,439	3,523	—	36,962
Loans held for sale	—	149	—	—	149
Mortgage servicing rights (residential)	—	—	16,004	—	16,004
Other assets (3)	1,932	11,720	1,690	(6,812)	8,530

Total assets recorded at fair value	$7,771	283,567	51,983	(65,927)	277,394

Other liabilities (4)	$(6,527)	(81,613)	(7,942)	73,299	(22,783)

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(2)	Includes trading securities of $24.0 billion.
(3)	Derivative assets other than trading and principal investments are included in this category.
(4)	Derivative liabilities are included in this category.

The changes in first quarter 2010 for Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

									Net unrealized
		Total net gains		Purchases,					gains (losses)
		(losses) included in		sales,					included in net
			Other	issuances					income related
	Balance,		compre-	and	Transfers	Transfers		Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of		end	liabilities held
(in millions)	of period	income	income	net	Level 3 (1)	Level 3	(1)	of period	at period end (2)

Quarter ended March 31, 2010
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$5	2	—	(4)	9	—		12	—
Collateralized debt obligations	1,133	351	—	405	—	—		1,889	33
Corporate bonds	223	7	—	40	9	(3)		276	5
Equity securities	36	1	—	28	2	—		67	—
Other trading securities	643	14	—	(74)	1	(194)		390	13

Total trading securities	2,040	375	—	395	21	(197)		2,634	51

Other trading assets	271	(15)	—	—	—	(82)		174	(7)

Total trading assets (excluding derivatives)	2,311	360	—	395	21	(279)		2,808	44 (3)

Securities available for sale:
Securities of U.S. states and political subdivisions	818	1	62	1,968	28	(6)		2,871	—
Mortgage-backed securities:
Residential	1,084	(7)	7	(40)	184	(822)		406	(3)
Commercial	1,799	—	5	1	59	(1,361	)(4)	503	(7)

Total mortgage-backed securities	2,883	(7)	12	(39)	243	(2,183)		909	(10)

Corporate debt securities	367	1	44	(6)	138	(41)		503	—
Collateralized debt obligations	3,725	39	76	223	—	(212)		3,851	(6)
Asset-backed securities:
Auto loans and leases	8,525	—	(67)	(1,049)	178	—		7,587	—
Home equity loans	1,677	(1)	7	(1)	15	(1,590)		107	(3)
Other asset-backed securities	2,308	54	(43)	(137)	679	(671)		2,190	(1)

Total asset-backed securities	12,510	53	(103)	(1,187)	872	(2,261)		9,884	(4)

Other debt securities	77	—	(3)	5	—	—		79	—

Total debt securities	20,380	87	88	964	1,281	(4,703)		18,097	(20)

Marketable equity securities:
Perpetual preferred securities	2,305	8	(12)	678	—	(12)		2,967	—
Other marketable equity securities	88	—	—	(53)	—	(23)		12	—

Total marketable equity securities	2,393	8	(12)	625	—	(35)		2,979	—

Total securities available for sale	22,773	95	76	1,589	1,281	(4,738)		21,076	(20)

Mortgages held for sale	3,523	2	—	(162)	99	(124)		3,338	(1) (5)
Loans	—	44	—	(39)	366	—		371	44 (5)
Mortgage servicing rights (residential)	16,004	(1,396)	—	1,054	—	(118)		15,544	(777) (5)
Net derivative assets and liabilities:
Interest rate contracts	(114)	988	—	(617)	—	—		257	54
Equity contracts	(344)	80	—	20	(28)	(9)		(281)	1
Foreign exchange contracts	(1)	5	—	—	—	—		4	—
Credit contracts	(330)	(490)	—	56	6	—		(758)	(461)
Other derivative contracts	(43)	13	—	—	—	—		(30)	—

Total derivative contracts	(832)	596	—	(541)	(22)	(9)		(808)	(406) (6)

Other assets	1,373	23	—	(30)	—	(989)		377	(8) (5)
Short sale liabilities (corporate debt securities)	(26)	(2)	—	(37)	—	—		(65)	(1)
Other liabilities (excluding derivatives)	(1,085)	(410)	—	182	(359)	—		(1,672)	(410)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the quarter in which each transfer occurred.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in other noninterest income in the income statement.
(4)	Represents transfer from Level 3 to Level 2 due to an increase in level and volume of trading activity for certain securities within this asset class, which resulted in increased occurrences of observable prices.
(5)	Included in mortgage banking in the income statement.
(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

The changes in first quarter 2009 for Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

							Net unrealized
		Total net gains		Purchases,			gains (losses)
		(losses) included in		sales,	Net		included in net
			Other	issuances	transfers		income related
	Balance,		compre-	and	into and/or	Balance,	to assets and
	beginning	Net	hensive	settlements,	out of	end	liabilities held
(in millions)	of period	income	income	net	Level 3 (1)	of period	at period end	(2)

Quarter ended March 31, 2009
Trading assets (excluding derivatives)	$3,495	(38)	—	(523)	324	3,258	2	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	903	(2)	2	(7)	(75)	821	—
Mortgage-backed securities:
Federal agencies	4	—	—	—	(4)	—	—
Residential	3,510	(29)	711	(170)	3,635	7,657	(95)
Commercial	286	(8)	501	51	1,667	2,497	(9)

Total mortgage-backed securities	3,800	(37)	1,212	(119)	5,298	10,154	(104)

Corporate debt securities	282	(2)	10	(17)	(12)	261	—
Collateralized debt obligations	2,083	70	172	2	2	2,329	—
Other	12,799	(20)	637	1,471	380	15,267	(31)

Total debt securities	19,867	9	2,033	1,330	5,593	28,832	(135)

Marketable equity securities:
Perpetual preferred securities	2,775	70	26	(311)	(3)	2,557	—
Other marketable equity securities	50	—	(18)	60	(48)	44	—

Total marketable equity securities	2,825	70	8	(251)	(51)	2,601	—

Total securities available for sale	22,692	79	2,041	1,079	5,542	31,433	(135)

Mortgages held for sale	4,718	2	—	(110)	(94)	4,516	(1	)(4)
Mortgage servicing rights (residential)	14,714	(3,804)	—	1,481	—	12,391	(2,824	)(4)
Net derivative assets and liabilities	37	848	—	(89)	240	1,036	616	(5)
Other assets (excluding derivatives)	1,231	(9)	—	(1)	—	1,221	(12	)(4)
Other liabilities (excluding derivatives)	(638)	(76)	—	(15)	—	(729)	(76)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the quarter in which each transfer occurred.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in other noninterest income in the income statement.
(4)	Included in mortgage banking in the income statement.
(5)	Included in mortgage banking, trading activities and other noninterest income in the income statement.
Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, we report the transfer at the beginning of the reporting period.
We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. For the period ended March 31, 2010, there were no significant transfers in or out of Levels 1 or 2.

Due to the deconsolidation of Wachovia Capital Partners, we reclassified certain assets from principal investments to investments accounted for under the equity method. These investments are no longer carried at fair value on a recurring basis, resulting in a $989 million decrease in Level 3 balances within other assets.
Our adoption of new consolidation accounting guidance on January 1, 2010, also impacted Level 3 balances for certain financial instruments. Reductions in Level 3 balances, which represent derecognition of existing investments in newly consolidated VIEs, are reflected as transfers out for the following categories: trading assets, $276 million; securities available for sale, $1.9 billion; and mortgage servicing rights, $118 million. Increases in Level 3 balances, which represent newly consolidated VIE assets, are reflected as transfers in for the following categories: securities available for sale, $829 million; loans, $366 million; and long-term debt, $359 million.
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

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

March 31, 2010

Trading assets (excluding derivatives)	$—	2,779	—	802	1,267	—
Securities available for sale:
Securities of U.S. treasury and federal agencies	—	—	—	624	749	—
Securities of U.S. states and political subdivisions	—	14	—	3	9,709	—
Mortgage-backed securities	—	3	26	—	47,598	85
Other debt securities	—	246	2,651	—	6,972	432

Total debt securities	—	263	2,677	627	65,028	517

Total marketable equity securities	105	40	—	780	590	—

Total securities available for sale	105	303	2,677	1,407	65,618	517

Derivatives (trading and other assets)	—	29	10	—	15	6
Derivatives (liabilities)	—	14	7	—	—	—
Other liabilities	—	14	—	—	14	—

December 31, 2009

Trading assets (excluding derivatives)	$—	4,208	—	30	1,712	81
Securities available for sale	85	1,870	548	1,467	120,688	1,864
Loans held for sale	—	—	—	—	2	—
Derivatives (trading and other assets)	—	8	42	—	2,926	9
Derivatives (liabilities)	—	—	70	—	2,949	4
Other liabilities	—	—	—	10	3,916	26

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the quarter ended March 31, 2010, and year ended December 31, 2009, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets or portfolios at period end.

	Carrying value at period end
(in millions)	Level 1	Level 2	Level 3	Total

March 31, 2010
Mortgages held for sale (1)	$—	1,825	692	2,517
Loans held for sale	—	424	—	424
Loans (2):
Commercial and commercial real estate:
Commercial	—	322	82	404
Real estate mortgage	—	357	1	358
Real estate construction	—	440	—	440

Total commercial and commercial real estate	—	1,119	83	1,202

Consumer:
Real estate 1 - 4 family first mortgage	—	4,522	—	4,522
Real estate 1 - 4 family junior liens	—	256	—	256
Other	—	36	28	64

Total consumer	—	4,814	28	4,842

Foreign	—	8	—	8

Total loans	—	5,941	111	6,052

Other assets:
Private equity investments	—	—	7	7
Foreclosed assets (3)	—	358	34	392
Operating lease assets	—	57	—	57

December 31, 2009
Mortgages held for sale (1)	$—	1,105	711	1,816
Loans held for sale	—	444	—	444
Loans (2)	—	6,177	134	6,311
Private equity investments	—	—	52	52
Foreclosed assets (3)	—	199	38	237
Operating lease assets	—	90	29	119

(1)	Predominantly real estate 1-4 family first mortgage loans.
(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off, which includes unsecured lines and loans, is zero.
(3)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at quarter end.

(in millions)

Quarter ended March 31, 2010
Mortgages held for sale	$17
Loans held for sale	9
Loans (1):
Commercial and commercial real estate:
Commercial	(615)
Real estate mortgage	(101)
Real estate construction	(152)

Total commercial and commercial real estate	(868)

Consumer:
Real estate 1 - 4 family first mortgage	(1,346)
Real estate 1 - 4 family junior liens	(1,357)
Other	(968)

Total consumer	(3,671)

Foreign	(32)

Total loans	(4,571)

Other assets:
Private equity investments	(3)
Foreclosed assets (2)	(97)
Operating lease assets	(1)

Total	$(4,646)

Quarter ended March 31, 2009
Mortgages held for sale	$4
Loans held for sale	48
Loans (1)	(2,604)
Private equity investments	(50)
Foreclosed assets (2)	(112)
Operating lease assets	(11)

Total	$(2,725)

(1)	Represents write-downs of loans based on the appraised value of the collateral.
(2)	Represents the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Fair Value Option
The following table reflects the differences between fair value carrying amount of certain assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

	March 31, 2010			Dec. 31, 2009
			Fair value			Fair value
			carrying			carrying
			amount			amount
			less			less
	Fair value	Aggregate	aggregate	Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid	carrying	unpaid	unpaid
(in millions)	amount	principal	principal	amount	principal	principal

Mortgages held for sale reported at fair value:
Total loans	$31,931	31,901	30 (1)	36,962	37,072	(110	)(1)
Nonaccrual loans	330	705	(375)	268	560	(292)
Loans 90 days or more past due and still accruing	46	54	(8)	49	63	(14)
Loans held for sale reported at fair value:
Total loans	297	311	(14)	149	159	(10)
Nonaccrual loans	6	9	(3)	5	2	3
Loans reported at fair value:
Total loans	371	424	(53)	—	—	—
Nonaccrual loans	12	14	(2)	—	—	—
Loans 90 days or more past due and still accruing	1	1	—	—	—	—
Long-term debt reported at fair value	367	427	(60)	—	—	—

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.
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

	Quarter ended March 31,
	2010		2009
	Mortgage banking		Mortgage banking
	noninterest income		noninterest income
	Net gains		Net gains
	on mortgage	Other	on mortgage	Other
	loan origination/	noninterest	loan origination/	noninterest
(in millions)	activities (1)	income	activities (1)	income

Mortgages held for sale	$1,462	—	1,663	—
Loans held for sale	—	14	—	44
Loans	44	—	—	—
Long-term debt	(37)	—	—	—
Other interests held	—	(18)	—	(17)

(1)	Includes changes in fair value of servicing associated with MHFS.

Interest income on MHFS measured at fair value is calculated based on the note rate of the loan and is recorded in interest income in the income statement.
The estimated amount of losses included in earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option was $22 million and $55 million for MHFS for the quarter ended March 31, 2010 and 2009, respectively, and gains of $14 million and $21 million for LHFS for the same periods, respectively. For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. Since the second half of 2007, spreads have been significantly impacted by the lack of liquidity in the secondary market for mortgage loans. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk.
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

	March 31, 2010		Dec. 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in millions)	amount	fair value	amount	fair value

Financial assets
Mortgages held for sale (1)	$2,806	2,806	2,132	2,132
Loans held for sale (2)	4,843	4,956	5,584	5,719
Loans, net (3)	742,265	721,100	744,225	717,798
Nonmarketable equity investments (cost method)	9,947	10,147	9,793	9,889
Financial liabilities
Deposits	804,893	805,825	824,018	824,678
Long-term debt (3)(4)	199,448	202,207	203,784	205,752

(1)	Balance excludes mortgages held for sale for which the fair value option was elected, and therefore includes nonprime residential and commercial mortgages held for sale.

(2)	Balance excludes loans held for sale for which the fair value option was elected.

(3)	At March 31, 2010, loans and long-term debt exclude balances for which the fair value option was elected. Loans exclude lease financing with a carrying amount of $13.9 billion at March 31, 2010, and $14.2 billion at December 31, 2009.

(4)	The carrying amount and fair value exclude obligations under capital leases of $64 million at March 31, 2010, and $77 million at December 31, 2009.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. These instruments generate ongoing fees at our current pricing levels, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, we record a reserve. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve. This amounted to $746 million at March 31, 2010, and $725 million at December 31, 2009. Certain letters of credit that are hedged with derivative instruments are carried at fair value in trading assets or liabilities. For those letters of credit fair value is calculated based on readily quotable credit default spreads, using a market risk credit default swap model.

Alternative Investments
The following table summarizes our investments in various types of funds. We use the funds’ net asset values (NAVs) per share as a practical expedient to measure fair value on recurring and nonrecurring bases. The fair values presented in the table are based upon the funds’ NAVs or an equivalent measure.

				Redemption
	Fair	Unfunded	Redemption	notice
(in millions)	value	commitments	frequency	period

March 31, 2010
Offshore funds (1)	$1,209	—	Daily - Annually	1 - 120 days
Funds of funds (2)	68	—	Monthly - Annually	10 - 120 days
Hedge funds (3)	27	—	Monthly - Annually	30 - 180 days
Private equity funds (4)	1,894	819	N/A	N/A
Venture capital funds (5)	92	45	N/A	N/A

Total	$3,290	864

December 31, 2009
Offshore funds (1)	$1,270	—	Daily - Quarterly	1 - 90 days
Funds of funds (2)	69	—	Monthly - Annually	10 - 120 days
Hedge funds (3)	35	—	Monthly - Annually	30 - 180 days
Private equity funds (4)	901	340	N/A	N/A
Venture capital funds (5)	93	47	N/A	N/A

Total	$2,368	387

N/A — Not applicable
(1)	Includes investments in funds that invest primarily in investment grade European fixed income securities. Redemption restrictions are in place for investments with a fair value of $68 million at March 31, 2010, and $76 million at December 31, 2009, due to a lock-up provision that will remain in effect until November 2012.
(2)	Represents funds that invest principally in publicly listed equity securities. Investments valued at $2 million at March 31, 2010, and $3 million at December 31, 2009, are subject to redemption restrictions until January 2012.
(3)	Consists of investments in equity, multi-strategy, and event driven hedge funds. Redemption restrictions are in place for investments with a fair value of $4 million at March 31, 2010, and $10 million at December 31, 2009, because the funds are subject to lock-up provisions or are in the process of liquidating. The redemption restrictions are expected to remain in effect until January 2012.
(4)	Includes private equity funds that invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buy-outs, recapitalizations, and expansion opportunities. Substantially all of these investments do not allow redemptions. Alternatively, we receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next 10 years.
(5)	Represents investments in funds that invest in domestic and foreign companies in a variety of industries, including information technology, financial services, and healthcare. These investments can never be redeemed with the funds. Instead, we receive distributions as the underlying assets of the fund liquidate, which we expect to occur over the next seven years.

13. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.
The following table provides detail of preferred stock at March 31, 2010, which is unchanged from December 31, 2009.

	Shares
	issued and		Carrying
(in millions, except shares)	outstanding	Par value	value	Discount

DEP Shares
Dividend Equalization Preferred Shares, $10 liquidation preference per share, 97,000 shares authorized	96,546	$—	—	—

Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J, $1,000 liquidation preference per share, 2,300,000 shares authorized	2,150,375	2,150	1,995	155

Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock, Series K, $1,000 liquidation preference per share, 3,500,000 shares authorized	3,352,000	3,352	2,876	476

Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L, $1,000 liquidation preference per share, 4,025,000 shares authorized	3,968,000	3,968	3,200	768

Total	9,566,921	$9,470	8,071	1,399

(1)	Preferred shares qualify as Tier 1 capital.
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

ESOP Cumulative Convertible Preferred Stock All shares of our ESOP (Employee Stock Ownership Plan) Cumulative Convertible Preferred Stock (ESOP Preferred Stock) were issued to a trustee acting on behalf of the Wells Fargo & Company 401(k) Plan (the 401(k) Plan). Dividends on the ESOP Preferred Stock are cumulative from the date of initial issuance and are payable quarterly at annual rates ranging from 8.50% to 11.75%, depending upon the year of issuance. Each share of ESOP Preferred Stock released from the unallocated reserve of the 401(k) Plan is converted into shares of our common stock based on the stated value of the ESOP Preferred Stock and the then current market price of our common stock. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. We have the option to redeem the ESOP Preferred Stock at any time, in whole or in part, at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends or (b) the fair market value, as defined in the Certificates of Designation for the ESOP Preferred Stock.

	Shares issued and outstanding				Carrying value					Adjustable
	March 31	,	Dec. 31	,	March 31	,	Dec. 31	,	dividend rate
(in millions, except shares)	2010		2009		2010		2009		Minimum	Maximum

ESOP Preferred Stock (1)
2010	790,992		—		$791		—		9.50%	10.50
2008	120,289		120,289		120		120		10.50	11.50
2007	97,624		97,624		98		98		10.75	11.75
2006	71,322		71,322		71		71		10.75	11.75
2005	51,687		51,687		52		52		9.75	10.75
2004	36,425		36,425		37		37		8.50	9.50
2003	21,450		21,450		21		21		8.50	9.50
2002	11,949		11,949		12		12		10.50	11.50
2001	3,273		3,273		3		3		10.50	11.50

Total ESOP Preferred Stock	1,205,011		414,019		$1,205		414

Unearned ESOP shares (2)					$(1,296)		(442)

(1)	Liquidation preference $1,000. At March 31, 2010, and December 31, 2009, additional paid-in capital included $91 million and $28 million, respectively, related to preferred stock.
(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

14. EMPLOYEE BENEFITS
We sponsor a noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo; the benefits earned under the Cash Balance Plan were frozen effective July 1, 2009.
On April 28, 2009, the Board of Directors approved amendments to freeze the benefits earned under the Wells Fargo qualified and supplemental Cash Balance Plans and the Wachovia Corporation Pension Plan, a cash balance plan that covered eligible employees of the legacy Wachovia Corporation, and to merge the Wachovia Pension Plan into the qualified Cash Balance Plan. These actions became effective on July 1, 2009.
The net periodic benefit cost was:

	2010			2009
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended March 31,
Service cost	$1	—	3	107	4	3
Interest cost	139	9	20	145	10	21
Expected return on plan assets	(179)	—	(7)	(163)	—	(7)
Amortization of net actuarial loss	26	1	—	106	2	1
Amortization of prior service cost	—	—	(1)	—	(1)	(1)

Net periodic benefit cost	$(13)	10	15	195	15	17

15. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
For first quarter 2010 and 2009, weighted-average options to purchase 190.1 million and 293.2 million shares, respectively, and a warrant to purchase 110.3 million for both periods were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the weighted-average market price, and therefore were antidilutive.

	Quarter ended March 31		,
(in millions, except per share amounts)	2010	2009

Wells Fargo net income	$2,547	3,045
Less: Preferred stock dividends, accretion and other (1)	175	661

Wells Fargo net income applicable to common stock (numerator)	$2,372	2,384

Earnings per common share
Average common shares outstanding (denominator)	5,190.4	4,247.4
Per share	$0.46	0.56

Diluted earnings per common share
Average common shares outstanding	5,190.4	4,247.4
Add: Stock options	31.1	1.8
Restricted share rights	3.7	0.1

Diluted average common shares outstanding (denominator)	5,225.2	4,249.3

Per share	$0.45	0.56

(1)	For first quarter 2010, includes $184 million of preferred stock dividends.

16. OPERATING SEGMENTS
We have three lines of business for management reporting: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. In first quarter 2010, we conformed certain funding and allocation methodologies of legacy Wachovia to those of Wells Fargo; in addition integration expense related to mergers other than the Wachovia merger are now included in segment results. Prior periods have been revised to reflect both changes.
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

Wholesale Banking provides financial solutions to businesses across the United States with annual sales generally in excess of $10 million and to financial institutions globally. Wholesale Banking provides a complete line of commercial, corporate, capital markets, cash management and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, trade financing, collection services, foreign exchange services, treasury management, investment management, institutional fixed-income sales, interest rate, commodity and equity risk management, online/electronic products such as the Commercial Electronic Office® (CEO®) portal, insurance, corporate trust fiduciary and agency services, and investment banking services. Wholesale Banking also supports the CRE market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, CRE loan servicing and real estate and mortgage brokerage services.
Wealth, Brokerage and Retirement provides a full range of financial advisory, lending, fiduciary, and investment management services to clients using a planning approach to meet each client’s needs. Wealth Management uses an integrated model to provide affluent and high-net-worth customers with a complete range of wealth management solutions and services. Family Wealth meets the unique needs of ultra-high-net-worth customers managing multi-generational assets – those with at least $50 million in assets. Retail Brokerage’s financial advisors serve customers’ advisory, brokerage and financial needs, including investment management, portfolio monitoring and estate planning as part of one of the largest full-service brokerage firms in the United States. They also offer access to banking products, insurance, and investment banking services. First Clearing LLC, our correspondent clearing firm, provides technology, product and other business support to broker-dealers across the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.
Other includes corporate items (such as integration expenses related to the Wachovia merger) not specific to a business segment and elimination of certain items that are included in more than one business segment.

The following table presents certain financial information and related metrics by operating segment and in total for the consolidated company.

	Community		Wholesale		Wealth, Brokerage				Consolidated
(income/expense in millions,	Banking		Banking		and Retirement		Other (3)		Company
average balances in billions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Quarter ended March 31,
Net interest income (1)	$8,307	8,667	2,500	2,343	664	641	(324)	(275)	11,147	11,376
Provision for credit losses	4,530	4,020	799	543	63	23	(62)	(28)	5,330	4,558
Noninterest income	5,755	5,727	2,825	2,550	2,246	1,878	(525)	(514)	10,301	9,641
Noninterest expense	7,230	7,410	2,660	2,533	2,390	2,235	(163)	(360)	12,117	11,818

Income (loss) before income tax expense (benefit)	2,302	2,964	1,866	1,817	457	261	(624)	(401)	4,001	4,641
Income tax expense (benefit)	799	957	666	641	173	107	(237)	(153)	1,401	1,552

Net income (loss) before noncontrolling interests	1,503	2,007	1,200	1,176	284	154	(387)	(248)	2,600	3,089
Less: Net income from noncontrolling interests	48	61	3	5	2	(22)	—	—	53	44

Net income (loss) (2)	$1,455	1,946	1,197	1,171	282	176	(387)	(248)	2,547	3,045

Average loans	$555.2	567.8	232.2	278.2	43.8	46.6	(33.8)	(37.0)	797.4	855.6
Average assets	784.9	810.8	361.4	408.5	137.8	117.1	(58.0)	(46.7)	1,226.1	1,289.7
Average core deposits	532.2	555.0	160.9	139.6	121.1	102.8	(55.0)	(43.5)	759.2	753.9

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.
(2)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.
(3)	Includes Wachovia integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing wealth management customers serviced and products sold in the stores.

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its wholly-owned subsidiaries.
Condensed Consolidating Statement of Income

	Quarter ended March 31, 2010
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$—	—	—	—	—
Nonbank	6	—	—	(6)	—
Interest income from loans	—	726	9,350	(38)	10,038
Interest income from subsidiaries	348	—	—	(348)	—
Other interest income	78	30	3,079	—	3,187

Total interest income	432	756	12,429	(392)	13,225

Deposits	—	—	735	—	735
Short-term borrowings	23	9	94	(108)	18
Long-term debt	718	287	549	(278)	1,276
Other interest expense	—	—	49	—	49

Total interest expense	741	296	1,427	(386)	2,078

Net interest income	(309)	460	11,002	(6)	11,147
Provision for credit losses	—	321	5,009	—	5,330

Net interest income after provision for credit losses	(309)	139	5,993	(6)	5,817

Noninterest income
Fee income — nonaffiliates	—	28	5,779	—	5,807
Other	211	47	4,387	(151)	4,494

Total noninterest income	211	75	10,166	(151)	10,301

Noninterest expense
Salaries and benefits	(33)	70	6,591	—	6,628
Other	258	147	5,235	(151)	5,489

Total noninterest expense	225	217	11,826	(151)	12,117

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	(323)	(3)	4,333	(6)	4,001
Income tax expense (benefit)	(90)	(1)	1,492	—	1,401
Equity in undistributed income of subsidiaries	2,780	—	—	(2,780)	—

Net income (loss) before noncontrolling interests	2,547	(2)	2,841	(2,786)	2,600
Less: Net income from noncontrolling interests	—	—	53	—	53

Parent, WFFI, Other and Wells Fargo net income (loss)	$2,547	(2)	2,788	(2,786)	2,547

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$716	—	—	(716)	—
Nonbank	—	—	—	—	—
Interest income from loans	—	985	9,785	(5)	10,765
Interest income from subsidiaries	651	—	—	(651)	—
Other interest income	113	26	3,412	(3)	3,548

Total interest income	1,480	1,011	13,197	(1,375)	14,313

Deposits	—	—	1,007	(8)	999
Short-term borrowings	64	9	336	(286)	123
Long-term debt	1,029	368	783	(401)	1,779
Other interest expense	—	—	36	—	36

Total interest expense	1,093	377	2,162	(695)	2,937

Net interest income	387	634	11,035	(680)	11,376
Provision for credit losses	—	675	3,883	—	4,558

Net interest income after provision for credit losses	387	(41)	7,152	(680)	6,818

Noninterest income
Fee income — nonaffiliates	—	53	5,310	—	5,363
Other	173	33	4,697	(625)	4,278

Total noninterest income	173	86	10,007	(625)	9,641

Noninterest expense
Salaries and benefits	138	19	6,337	—	6,494
Other	110	194	5,645	(625)	5,324

Total noninterest expense	248	213	11,982	(625)	11,818

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	312	(168)	5,177	(680)	4,641
Income tax expense (benefit)	(158)	(57)	1,767	—	1,552
Equity in undistributed income of subsidiaries	2,575	—	—	(2,575)	—

Net income (loss) before noncontrolling interests	3,045	(111)	3,410	(3,255)	3,089
Less: Net income from noncontrolling interests	—	—	44	—	44

Parent, WFFI, Other and Wells Fargo net income (loss)	$3,045	(111)	3,366	(3,255)	3,045

Condensed Consolidating Balance Sheet

	March 31, 2010
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Assets
Cash and cash equivalents due from:
Subsidiary banks	$24,926	157	—	(25,083)	—
Nonaffiliates	9	199	70,285	—	70,493
Securities available for sale	4,451	2,712	155,324	—	162,487
Mortgages and loans held for sale	—	—	39,877	—	39,877
Loans	7	34,343	760,528	(13,448)	781,430
Loans to subsidiaries:
Bank	3,940	—	—	(3,940)	—
Nonbank	55,008	—	—	(55,008)	—
Allowance for loan losses	—	(1,825)	(23,298)	—	(25,123)

Net loans	58,955	32,518	737,230	(72,396)	756,307

Investments in subsidiaries:
Bank	136,624	—	—	(136,624)	—
Nonbank	12,946	—	—	(12,946)	—
Other assets	10,434	1,405	185,210	(2,583)	194,466

Total assets	$248,345	36,991	1,187,926	(249,632)	1,223,630

Liabilities and equity
Deposits	$—	—	829,976	(25,083)	804,893
Short-term borrowings	1,709	10,356	73,756	(39,488)	46,333
Accrued expenses and other liabilities	8,185	1,645	47,124	(2,583)	54,371
Long-term debt	112,112	23,505	86,973	(22,711)	199,879
Indebtedness to subsidiaries	10,197	—	—	(10,197)	—

Total liabilities	132,203	35,506	1,037,829	(100,062)	1,105,476

Parent, WFFI, other and Wells Fargo stockholders’ equity	116,142	1,475	148,095	(149,570)	116,142
Noncontrolling interests	—	10	2,002	—	2,012

Total equity	116,142	1,485	150,097	(149,570)	118,154

Total liabilities and equity	$248,345	36,991	1,187,926	(249,632)	1,223,630

Condensed Consolidating Balance Sheet

	December 31, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Assets
Cash and cash equivalents due from:
Subsidiary banks	$27,303	205	—	(27,508)	—
Nonaffiliates	11	249	67,705	—	67,965
Securities available for sale	4,666	2,665	165,379	—	172,710
Mortgages and loans held for sale	—	—	44,827	—	44,827
Loans	7	35,199	750,045	(2,481)	782,770
Loans to subsidiaries:
Bank	6,760	—	—	(6,760)	—
Nonbank	56,316	—	—	(56,316)	—
Allowance for loan losses	—	(1,877)	(22,639)	—	(24,516)

Net loans	63,083	33,322	727,406	(65,557)	758,254

Investments in subsidiaries:
Bank	134,063	—	—	(134,063)	—
Nonbank	12,816	—	—	(12,816)	—
Other assets	10,758	1,500	189,049	(1,417)	199,890

Total assets	$252,700	37,941	1,194,366	(241,361)	1,243,646

Liabilities and equity
Deposits	$—	—	851,526	(27,508)	824,018
Short-term borrowings	1,546	10,599	59,813	(32,992)	38,966
Accrued expenses and other liabilities	7,878	1,439	54,542	(1,417)	62,442
Long-term debt	119,353	24,437	80,499	(20,428)	203,861
Indebtedness to subsidiaries	12,137	—	—	(12,137)	—

Total liabilities	140,914	36,475	1,046,380	(94,482)	1,129,287

Parent, WFFI, other and Wells Fargo stockholders’ equity	111,786	1,456	145,423	(146,879)	111,786
Noncontrolling interests	—	10	2,563	—	2,573

Total equity	111,786	1,466	147,986	(146,879)	114,359

Total liabilities and equity	$252,700	37,941	1,194,366	(241,361)	1,243,646

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2010
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$600	601	7,680	8,881

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	289	271	1,235	1,795
Prepayments and maturities	—	19	9,276	9,295
Purchases	(29)	(314)	(3,848)	(4,191)
Loans:
Decrease in banking subsidiaries’ loan originations, net of collections	—	118	15,414	15,532
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	1,341	1,341
Purchases (including participations) of loans by banking subsidiaries	—	—	(566)	(566)
Principal collected on nonbank entities’ loans	—	2,901	1,385	4,286
Loans originated by nonbank entities	—	(1,635)	(1,226)	(2,861)
Net repayments from (advances to) subsidiaries	145	(704)	559	—
Principal collected on notes/loans made to subsidiaries	3,983	—	(3,983)	—
Net decrease (increase) in investment in subsidiaries	1,403	—	(1,403)	—
Other, net	1	20	(11,957)	(11,936)

Net cash provided by investing activities	5,792	676	6,227	12,695

Cash flows from financing activities:
Net change in:
Deposits	—	—	(19,125)	(19,125)
Short-term borrowings	(343)	(243)	2,826	2,240
Long-term debt:
Proceeds from issuance	1,340	—	75	1,415
Repayment	(9,735)	(1,132)	(5,641)	(16,508)
Preferred stock:
Cash dividends paid	(251)	—	—	(251)
Common stock:
Proceeds from issuance	464	—	—	464
Repurchased	(38)	—	—	(38)
Cash dividends paid	(260)	—	—	(260)
Excess tax benefits related to stock option payments	51	—	—	51
Net change in noncontrolling interests	—	—	(343)	(343)

Net cash used by financing activities	(8,772)	(1,375)	(22,208)	(32,355)

Net change in cash and due from banks	(2,380)	(98)	(8,301)	(10,779)
Cash and due from banks at beginning of period	27,314	454	(688)	27,080

Cash and due from banks at end of period	$24,934	356	(8,989)	16,301

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2009
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$(828)	612	16,095	15,879

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	97	193	10,470	10,760
Prepayments and maturities	—	39	7,304	7,343
Purchases	(283)	(317)	(38,573)	(39,173)
Loans:
Decrease in banking subsidiaries’ loan originations, net of collections	—	17	10,891	10,908
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	419	419
Purchases (including participations) of loans by banking subsidiaries	—	—	(301)	(301)
Principal collected on nonbank entities’ loans	—	2,310	865	3,175
Loans originated by nonbank entities	—	(991)	(1,004)	(1,995)
Net repayments from (advances to) subsidiaries	9,976	—	(9,976)	—
Capital notes and term loans made to subsidiaries	(22)	—	22	—
Principal collected on notes/loans made to subsidiaries	1,560	—	(1,560)	—
Net decrease (increase) in investment in subsidiaries	(436)	—	436	—
Net cash paid for acquisitions	—	—	(123)	(123)
Other, net	22,264	140	5,284	27,688

Net cash provided (used) by investing activities	33,156	1,391	(15,846)	18,701

Cash flows from financing activities:
Net change in:
Deposits	—	—	15,725	15,725
Short-term borrowings	(16,187)	(426)	(19,377)	(35,990)
Long-term debt:
Proceeds from issuance	3,522	—	289	3,811
Repayment	(5,175)	(1,524)	(11,178)	(17,877)
Preferred stock:
Cash dividends paid	(623)	—	—	(623)
Common stock:
Proceeds from issuance	524	—	—	524
Repurchased	(54)	—	—	(54)
Cash dividends paid	(1,443)	—	—	(1,443)
Net change in noncontrolling interests	—	—	(230)	(230)

Net cash used by financing activities	(19,436)	(1,950)	(14,771)	(36,157)

Net change in cash and due from banks	12,892	53	(14,522)	(1,577)
Cash and due from banks at beginning of period	15,658	426	7,679	23,763

Cash and due from banks at end of period	$28,550	479	(6,843)	22,186

18. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively. Effective March 20, 2010, Wachovia Bank, N.A. merged with and into Wells Fargo Bank, N.A.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities and perpetual preferred purchase securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was $19.3 billion at March 31, 2010. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of March 31, 2010:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$137.6	13.90%	≥	$79.2	≥	8.00%
Wells Fargo Bank, N.A.	120.9	13.29	≥	72.8	≥	8.00		≥	$90.9	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	98.3	9.93	≥	39.6	≥	4.00
Wells Fargo Bank, N.A.	92.6	10.18	≥	36.4	≥	4.00		≥	54.6	≥	6.00
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	98.3	8.34	≥	47.2	≥	4.00	(1)
Wells Fargo Bank, N.A.	92.6	8.76	≥	42.3	≥	4.00	(1)	≥	52.8	≥	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At March 31, 2010, each seller/servicer met these requirements.
Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At March 31, 2010, each of these subsidiaries met these requirements.

GLOSSARY OF ACRONYMS

ABCP	Asset-based commercial paper
ALCO	Asset/Liability Management Committee
AMTN	Australian medium-term note program
ARS	Auction rate security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ARM	Adjustable-rate mortgage
AVM	Automated valuation model
CDs	Certificates of deposit
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CPR	Constant prepayment rate
CRE	Commercial real estate
EMTN	European medium-term note program
ESOP	Employee Stock Ownership Plan
FAS	Statement of Financial Accounting Standards
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	FDIC Improvement Act of 1991
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Company
FICO	Fair Isaac Corporation (credit rating)
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-sponsored entity
HAMP	Home Affordability Modification Program
IRA	Individual Retirement Account
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed security
MHFS	Mortgages held for sale
MSR	Mortgage servicing right
MTN	Medium-term note program
NAV	Net asset value
NPA	Nonperforming asset
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCI Loans	Purchased credit-impaired loans are acquired loans with evidence of credit deterioration accounted for under FASB ASC 310-30 (AICPA Statement of Position 03-3)
PTPP	Pre-tax pre-provision profit
QSPE	Qualifying special purpose entity
RBC	Risk-based capital
ROA	Wells Fargo net income to average total assets

GLOSSARY OF ACRONYMS (continued from previous page)

ROE	Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity
SEC	Securities and Exchange Commission
S&P	Standard & Poors
SPE	Special purpose entity
TDR	Troubled debt restructuring
VA	Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity
WFFCC	Wells Fargo Financial Canada Corporation

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
Information in response to this item can be found in Note 10 (Guarantees and Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.
Item 1A. Risk Factors
Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2010.

				Maximum number of
	Total number			shares that may yet
	of shares		Weighted-average	be repurchased under
Calendar month	repurchased	(1)	price paid per share	the authorizations

January	168,967		$28.24	5,913,738
February	243,104		27.56	5,670,634
March	900,921		30.05	4,769,713

Total	1,312,992

(1)	All shares were repurchased under the authorization covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 23, 2008. Unless modified or revoked by the Board, this authorization does not expire.
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

Dated: May 7, 2010	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description				Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.				Filed herewith.

3(b)	By-Laws.				Filed herewith.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

12(a)	Computation of Ratios of Earnings to Fixed Charges:				Filed herewith.

Quarter ended
		March 31		,

		2010	2009

	Including interest on deposits	2.79	2.50

	Excluding interest on deposits	3.69	3.22

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:				Filed herewith.
Quarter ended
		March 31		,

		2010	2009

	Including interest on deposits	2.49	1.89

	Excluding interest on deposits	3.12	2.17

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.				Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.				Furnished herewith.

Exhibit
Number	Description	Location

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months ended March 31, 2010 and 2009; (ii) Consolidated Balance Sheet at March 31, 2010, and December 31, 2009; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the three months ended March 31, 2010 and 2009; (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009; and (v) Notes to Financial Statements, tagged as blocks of text.	Furnished herewith.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.