Form 10-Q
period 2010-06-30
WELLS FARGO & CO/MN
filed 2010-08-09
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer	☑	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 30, 2010
Common stock, $1-2/3 par value	5,233,424,661

FORM 10-Q
CROSS-REFERENCE INDEX

PART I – FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

							% Change
	Quarter ended					June 30, 2010 from		Six months ended
	June 30 ,	Mar. 31	,	June 30	,	Mar. 31 ,	June 30 ,	June 30	,	June 30	,	%
($ in millions, except per share amounts)	2010	2010		2009		2010	2009	2010		2009		Change

For the Period
Wells Fargo net income	$3,062	2,547		3,172		20%	(3)	5,609		6,217		(10)
Wells Fargo net income applicable to common stock	2,878	2,372		2,575		21	12	5,250		4,959		6
Diluted earnings per common share	0.55	0.45		0.57		22	(4)	1.00		1.13		(12)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.00%	0.84		1.00		19	—	0.92		0.98		(6)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	10.40	8.96		13.70		16	(24)	9.69		14.07		(31)
Efficiency ratio (1)	59.6	56.5		56.4		5	6	58.0		56.3		3
Total revenue	$21,394	21,448		22,507		—	(5)	42,842		43,524		(2)
Pre-tax pre-provision profit (PTPP) (2)	8,648	9,331		9,810		(7)	(12)	17,979		19,009		(5)
Dividends declared per common share	0.05	0.05		0.05		—	—	0.10		0.39		(74)
Average common shares outstanding	5,219.7	5,190.4		4,483.1		1	16	5,205.1		4,365.9		19
Diluted average common shares outstanding	5,260.8	5,225.2		4,501.6		1	17	5,243.0		4,375.1		20
Average loans	$772,460	797,389		833,945		(3)	(7)	784,856		844,708		(7)
Average assets	1,224,180	1,226,120		1,274,926		—	(4)	1,225,145		1,282,280		(4)
Average core deposits (3)	761,767	759,169		765,697		—	(1)	760,475		759,845		—
Average retail core deposits (4)	574,436	573,653		596,648		—	(4)	574,059		593,592		(3)
Net interest margin	4.38%	4.27		4.30		3	2	4.33		4.23		2
At Period End
Securities available for sale	$157,927	162,487		206,795		(3)	(24)	157,927		206,795		(24)
Loans	766,265	781,430		821,614		(2)	(7)	766,265		821,614		(7)
Allowance for loan losses	24,584	25,123		23,035		(2)	7	24,584		23,035		7
Goodwill	24,820	24,819		24,619		—	1	24,820		24,619		1
Assets	1,225,862	1,223,630		1,284,176		—	(5)	1,225,862		1,284,176		(5)
Core deposits (3)	758,680	756,050		761,122		—	—	758,680		761,122		—
Wells Fargo stockholders’ equity	119,772	116,142		114,623		3	4	119,772		114,623		4
Total equity	121,398	118,154		121,382		3	—	121,398		121,382		—
Tier 1 capital (5)	101,992	98,329		102,721		4	(1)	101,992		102,721		(1)
Total capital (5)	141,088	137,600		144,984		3	(3)	141,088		144,984		(3)
Capital ratios:
Total equity to assets	9.90%	9.66		9.45		2	5	9.90		9.45		5
Risk-based capital (5)
Tier 1 capital	10.51	9.93		9.80		6	7	10.51		9.80		7
Total capital	14.53	13.90		13.84		5	5	14.53		13.84		5
Tier 1 leverage (5)	8.66	8.34		8.32		4	4	8.66		8.32		4
Tier 1 common equity (6)	7.61	7.09		4.49		7	69	7.61		4.49		69
Book value per common share	$21.35	20.76		17.91		3	19	21.35		17.91		19
Team members (active, full-time equivalent)	267,600	267,400		269,900		—	(1)	267,600		269,900		(1)
Common stock price:
High	$34.25	31.99		28.45		7	20	34.25		30.47		12
Low	25.52	26.37		13.65		(3)	87	25.52		7.80		227
Period end	25.60	31.12		24.26		(18)	6	25.60		24.26		6

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(6)	See the “Capital Management” section in this Report for additional information.

This Report on Form 10-Q for the quarter ended June 30, 2010, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Forward-Looking Statements” and “Risk Factors” sections in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) and the “Risk Factors” section of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 (First Quarter Form 10-Q), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Review, and Financial Statements and related Notes of this Report.
FINANCIAL REVIEW
OVERVIEW
Wells Fargo & Company is a nationwide, diversified, community-based financial services company, with $1.2 trillion in assets, providing banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage and consumer finance through banking stores, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia (D.C.) and in other countries. We ranked fourth in assets and third in the market value of our common stock among our peers at June 30, 2010. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. When we refer to “legacy Wells Fargo,” we mean Wells Fargo excluding Wachovia Corporation (Wachovia), which was acquired by Wells Fargo on December 31, 2008.
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to provide them all the financial products that will help them fulfill their needs. Our cross-sell strategy, diversified business model and the breadth of our geographic reach facilitate growth in both strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us, gain new customers in our extended markets, and increase market share in many businesses. All of our business segments contributed to earnings in second quarter 2010.
Our company earned $3.1 billion ($0.55 diluted earnings per common share) in second quarter 2010, compared with $3.2 billion ($0.57 diluted earnings per common share) in second quarter 2009. This is the fourth time since the Wachovia merger that quarterly net income was greater than $3.0 billion. Net income for the first half of 2010 was $5.6 billion ($1.00 diluted earnings per common share), compared with $6.2 billion ($1.13 diluted earnings per common share) for the first half of 2009. Despite declining loan demand since early last year and lower mortgage hedging results in second quarter, total revenue and pre-tax pre-provision profit remained strong at $21.4 billion and $8.6 billion, respectively. Year-over-year growth in the franchise was driven by our diverse businesses including commercial real estate (CRE) brokerage, wealth management, asset-based lending, merchant services, debit card and global remittance.

Significant items in second quarter 2010 included:
•	$500 million release of loan loss reserves, reflecting improved loan portfolio performance;
•	$506 million of commercial purchased credit-impaired (PCI) loan resolutions, due to success in selling or settling commercial PCI loans;
•	$627 million of operating losses, up $468 million from a year ago, predominantly due to additional litigation accruals;
•	$498 million of merger integration expenses, up from $380 million in first quarter 2010; and
•	$137 million of severance costs for the Well Fargo Financial restructuring.
In the six quarters since our merger with Wachovia, we have earned cumulative profits of $17.9 billion reflecting the breadth of our business model and the power of the consolidation with Wachovia. Merger integration activities are proceeding on track and the combined company continued to produce financial results including revenue synergies better than our original expectations. We currently expect aggregate merger costs of approximately $5.7 billion ($3.0 billion in aggregate through June 30, 2010). Integration costs were $498 million in second quarter 2010. We currently project $600 million to $650 million in merger costs per quarter in the third and fourth quarters of 2010, before these costs decline in 2011. We continue to expect to achieve $5.0 billion in annual cost savings upon completing the merger integration. We have achieved approximately 80% of run-rate cost savings by the end of second quarter 2010, and expect to achieve 90% by year-end 2010.
Our cross-sell at legacy Wells Fargo set a record in second quarter 2010 with 6.06 Wells Fargo products for retail banking households. Our goal is eight products per customer, which is approximately half of our estimate of potential demand. One of every four of our legacy Wells Fargo retail banking households has eight or more products and our average middle-market commercial banking customer has almost eight products. Wachovia retail bank households had an average of 4.88 Wachovia products. We believe there is potentially significant opportunity for growth from an increase in cross-sell to Wachovia retail bank households. For legacy Wells Fargo, our average middle-market commercial banking customer had an average of 7.7 products and an average of 6.4 products for Wholesale Banking customers. Business banking cross-sell offers another potential opportunity for growth, with cross-sell of 3.88 products at legacy Wells Fargo.
We continued taking actions to build capital and further strengthen our balance sheet, including reducing previously identified non-strategic and liquidating loan portfolios (including the Wells Fargo Financial liquidating portfolio), which declined by $6.9 billion in second quarter 2010 and $40.6 billion cumulatively since the Wachovia acquisition. We significantly built capital in second quarter 2010, driven by strong earnings. Our capital ratios at June 30, 2010, were higher than they were prior to the Wachovia acquisition. Our capital ratios continued to build rapidly, with Tier 1 common reaching 7.61%, up 52 basis points from first quarter 2010, and Tier 1 capital at 10.51%, even with the May 20, 2010, purchase of $540 million of Wells Fargo warrants auctioned by the U.S. Treasury. The Tier 1 leverage ratio increased to 8.66%. See the “Capital Management” section in this Report for more information regarding Tier 1 common equity.
As we have stated in the past, successful companies must invest in their core businesses and maintain strong balance sheets to consistently grow over the long term. In second quarter 2010, we opened 13 retail banking stores for a retail network total of 6,445 stores. We converted 87 Wachovia banking stores in California in second quarter 2010 and Texas and Kansas store conversions took place in July 2010.
In July 2010, we announced that we will be restructuring the operations of Wells Fargo Financial and closing its store network in the U.S. Due to the restructuring of this business, we recorded $137 million in severance costs in second quarter 2010. The business will largely be realigned into existing retail, mortgage banking and commercial business lines. The legacy Wells Fargo Financial debt consolidation portfolio is now considered to be a liquidating or non-strategic portfolio as we are exiting the business of originating non-prime portfolio mortgage loans. Wells Fargo Financial’s other consumer loans, such as Federal Housing Administration (FHA) home loans, auto loans and credit cards, will be consolidated with similar products within Community Banking.
Wells Fargo remained one of the largest providers of credit to the U.S. economy in second quarter 2010. We continued to lend to creditworthy customers and, during second quarter 2010, made $150 billion in new loans and commitments to consumer, small business and commercial customers, including $81 billion of residential mortgage originations. We have been an industry leader in loan modifications for homeowners, with more than half a million active and completed trial modifications between January 2009 and June 30, 2010, including 75,577 Home Affordability Modification Program (HAMP) active trial and completed modifications, and 429,466 proprietary trial and completed modifications. On March 17, 2010, we announced our participation in the government’s Second-Lien Modification Program under HAMP to help struggling homeowners with a reduction in their home equity loan payments.
We believe credit quality has turned the corner, with net charge-offs declining to $4.5 billion, down 16% from first quarter 2010 and down 17% from last year’s peak quarter. The significant reduction in credit losses in second quarter 2010 confirmed our prior outlook that credit losses peaked in fourth quarter 2009 and provision expense peaked in third quarter 2009. Based on declining losses and across-the-board improved credit quality trends, we released $500 million in loan loss reserves in second quarter 2010. Absent significant deterioration in the economy, we currently expect the positive trend in charge-offs will continue over the coming year and expect future reductions in the allowance for loan losses.
Nonaccrual loan growth in second quarter 2010 decelerated to 2% from first quarter 2010, down significantly from prior quarters. The growth in second quarter 2010 occurred in the real estate portfolios (commercial and residential), which consist of secured loans. Nonaccrual loans in all other loan portfolios were essentially flat or down. New inflows to nonaccrual loans continued to decline (down 18% linked quarter). For additional information, see “Balance Sheet Analysis — Loan Portfolio” and Note 5 (Loans and Allowance for Credit Losses) in this Report.
The improvement in credit quality was also evident in the portfolio of PCI loans, which have continued to perform in line with or better than original expectations at the time of the Wachovia merger. In particular, the Pick-a-Pay portfolio continued to have positive performance trends, resulting in a $1.8 billion transfer from nonaccretable difference to accretable yield in second quarter 2010. This increase in the accretable yield for the Pick-a-Pay portfolio is expected to be recognized as a yield adjustment to income over the remaining life of these loans, which is estimated to have a weighted-average life of eight years. In addition, for commercial PCI loans, due to increased payoffs and dispositions, we reduced the associated nonaccretable difference by $506 million (reflected in income in the second quarter).
The continued improvement in credit performance is a result of a slowly improving economy coupled with actions taken by us over the past several years to improve underwriting standards, mitigate losses and exit portfolios with unattractive credit metrics. We have seen the positive impact of these actions in the current quarter and in projected losses for future quarters.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) became law. The Dodd-Frank Act reshapes and restructures the supervision and regulation of the financial services industry. Although the Dodd-Frank Act became generally effective in July, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. The ultimate impact of the Dodd-Frank Act cannot be determined. See the “Risk Factors” section of this Report for additional information regarding the Dodd-Frank Act.
EARNINGS PERFORMANCE
Revenue was $21.4 billion in second quarter 2010, essentially flat from first quarter 2010, and down 5% from second quarter 2009. Revenue for the first half of 2010 was $42.8 billion, down 2% from the same period a year ago. Reflecting the breadth and growth potential of the Company’s business model, many businesses had double-digit revenue growth from second quarter 2009, including commercial real estate brokerage (deal flow), asset-based lending (loan volume and syndications), merchant services (processing volume), debit cards (increased account activity) and wealth management. Mortgage banking revenues in second quarter 2010 were down 34% from the prior year due to lower origination volumes and a net increase in the mortgage loan repurchase reserve. Net interest income of $11.4 billion declined only 3% from a year ago despite the 7% decline in average loans.
Noninterest expense of $12.7 billion in second quarter 2010 was flat from a year ago. Second quarter 2010 expenses included $498 million of merger integration costs, compared with $244 million a year ago, and $137 million of severance costs related to the Wells Fargo Financial restructuring. Operating losses were $627 million in second quarter 2010, up $468 million from the prior year, predominantly due to additional litigation accruals. Our expenses reflect, in addition to merger integration and credit resolution expenses, our continued investment for long-term growth, hiring in regional and commercial banking as we apply the Wells Fargo business model throughout legacy Wachovia markets, and investing in technology to improve service across the franchise. As of second quarter 2010, we have already realized approximately 80% of our targeted projected run-rate savings from the Wachovia merger. The efficiency ratio was 59.6% in second quarter 2010 compared with 56.5% in first quarter 2010 and 56.4% in second quarter 2009, with the increase largely due to additional merger expenses, litigation accruals and Wells Fargo Financial’s restructuring costs.
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
Net interest income on a taxable-equivalent basis was $11.6 billion in second quarter 2010 and $11.9 billion in second quarter 2009, reflecting a decline in average loans, including a reduction in loans in the liquidating portfolios. Continued strong growth in consumer and commercial checking and savings accounts partially offset the impact on income from the decline in loans. The net interest margin was 4.38% in second quarter 2010 up from 4.30% a year ago, due to additional PCI loan resolution income and the benefit of lower deposit and market funding costs. Average earning assets were $1.1 trillion in second quarter 2010, flat compared with second quarter 2009. Average loans decreased to $772.5 billion in second quarter 2010 from $833.9 billion a year ago. We continued to supply significant amounts of credit to consumers and businesses in second quarter 2010, although loan demand remained soft. We continued to reduce high-risk/non-strategic loans (including Pick-a-Pay mortgage, legacy Wells Fargo Financial debt consolidation, and commercial and commercial real estate PCI loans), which were down $26.1 billion in second quarter 2010 from a year ago. Average mortgages held for sale (MHFS) were $32.2 billion in second quarter 2010, down from $43.2 billion a year ago. Average debt securities available for sale were $157.6 billion in second quarter 2010, down from $179.0 billion a year ago.

Core deposits are a low-cost source of funding and thus an important contributor to net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits declined to $761.8 billion in second quarter 2010 from $765.7 billion in second quarter 2009, and funded 99% and 92% of average loans in the same periods, respectively. Average checking and savings deposits, typically the lowest cost deposits, represented about 88% of our average core deposits, one of the highest percentages in the industry. Average certificates of deposit (CDs) declined $63 billion from second quarter 2009, predominantly the result of $57 billion of higher-cost Wachovia CDs maturing, yet total average core deposits were down only $3.9 billion from a year ago. Of average core deposits, $672.0 billion represent transaction accounts or low-cost savings accounts from consumer and commercial customers, which increased 10% from $613.3 billion in second quarter 2009. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, decreased to $574.4 billion for second quarter 2010 from $596.6 billion a year ago. Average mortgage escrow deposits were $25.7 billion in second quarter 2010, compared with $32.0 billion a year ago. Average certificates of deposits decreased to $89.8 billion in second quarter 2010 from $152.4 billion a year ago. Total average interest-bearing deposits decreased to $635.4 billion in second quarter 2010 from $638.0 billion a year ago.
The following table presents the individual components of net interest income and the net interest margin.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)(2)

	Quarter ended June 30						,
	2010			2009
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$67,712	0.33%	$56	20,889	0.66%	$34
Trading assets	28,760	3.79	272	18,464	4.61	213
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,094	3.50	18	2,102	3.45	17
Securities of U.S. states and political subdivisions	16,192	6.48	255	12,189	6.47	206
Mortgage-backed securities:
Federal agencies	72,876	5.39	930	92,550	5.36	1,203
Residential and commercial	33,197	9.59	769	41,257	9.03	1,044

Total mortgage-backed securities	106,073	6.72	1,699	133,807	6.60	2,247
Other debt securities (4)	33,270	7.21	562	30,901	7.23	572

Total debt securities available for sale (4)	157,629	6.75	2,534	178,999	6.67	3,042
Mortgages held for sale (5)	32,196	5.04	405	43,177	5.05	545
Loans held for sale (5)	4,386	2.73	30	7,188	2.83	50
Loans:
Commercial and commercial real estate:
Commercial	147,965	5.44	2,009	187,501	4.11	1,922
Real estate mortgage	97,731	3.89	949	96,131	3.52	843
Real estate construction	33,060	3.44	284	42,023	2.71	284
Lease financing	13,622	9.54	325	14,750	9.22	340

Total commercial and commercial real estate	292,378	4.89	3,567	340,405	3.99	3,389

Consumer:
Real estate 1-4 family first mortgage	237,500	5.24	3,108	240,798	5.53	3,328
Real estate 1-4 family junior lien mortgage	102,678	4.53	1,162	108,422	4.77	1,290
Credit card	22,239	13.24	736	22,963	12.74	731
Other revolving credit and installment	88,617	6.57	1,452	90,729	6.64	1,502

Total consumer	451,034	5.74	6,458	462,912	5.93	6,851

Foreign	29,048	3.62	262	30,628	4.06	310

Total loans (5)	772,460	5.34	10,287	833,945	5.07	10,550
Other	6,082	3.44	53	6,079	2.91	45

Total earning assets	$1,069,225	5.14%	$13,637	1,108,741	5.21%	$14,479

Funding sources
Deposits:
Interest-bearing checking	$61,212	0.13%	$19	79,955	0.13%	$26
Market rate and other savings	412,062	0.26	267	334,067	0.40	336
Savings certificates	89,773	1.44	323	152,444	1.19	451
Other time deposits	14,936	1.90	72	21,660	2.00	108
Deposits in foreign offices	57,461	0.23	33	49,885	0.29	36

Total interest-bearing deposits	635,444	0.45	714	638,011	0.60	957
Short-term borrowings	45,082	0.22	25	59,844	0.39	58
Long-term debt	195,440	2.52	1,233	235,590	2.52	1,484
Other liabilities	6,737	3.33	55	4,604	3.45	40

Total interest-bearing liabilities	882,703	0.92	2,027	938,049	1.08	2,539
Portion of noninterest-bearing funding sources	186,522	—	—	170,692	—	—

Total funding sources	$1,069,225	0.76	2,027	1,108,741	0.91	2,539

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.38%	$11,610		4.30%	$11,940

Noninterest-earning assets
Cash and due from banks	$17,415			19,340
Goodwill	24,820			24,261
Other	112,720			122,584

Total noninterest-earning assets	$154,955			166,185

Noninterest-bearing funding sources
Deposits	$176,908			174,529
Other liabilities	43,713			49,570
Total equity	120,856			112,778
Noninterest-bearing funding sources used to fund earning assets	(186,522)			(170,692)

Net noninterest-bearing funding sources	$154,955			166,185

Total assets	$1,224,180			1,274,926

(1)	Our average prime rate was 3.25% for the quarters ended June 30, 2010 and 2009, and 3.25% for the first half of 2010 and 2009. The average three-month London Interbank Offered Rate (LIBOR) was 0.44% and 0.84% for the quarters ended June 30, 2010 and 2009, respectively, and 0.35% and 1.04% for the first half of 2010 and 2009, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts include the effects of any unrealized gain or loss marks but those marks carried in other comprehensive income are not included in yield determination of affected earning assets. Thus yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

	Six months ended June 30						,
	2010			2009
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$54,347	0.33%	$89	22,472	0.75%	$84
Trading assets	28,338	3.85	544	20,323	4.81	488
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,186	3.56	38	2,498	2.00	24
Securities of U.S. states and political subdivisions	14,951	6.53	476	12,201	6.45	419
Mortgage-backed securities:
Federal agencies	76,284	5.39	1,953	84,592	5.51	2,271
Residential and commercial	32,984	9.63	1,559	39,980	8.80	2,061

Total mortgage-backed securities	109,268	6.70	3,512	124,572	6.71	4,332
Other debt securities (4)	32,810	6.86	1,054	30,493	7.02	1,123

Total debt securities available for sale (4)	159,215	6.67	5,080	169,764	6.68	5,898
Mortgages held for sale (5)	31,784	4.99	792	37,151	5.17	960
Loans held for sale (5)	5,390	2.39	64	7,567	3.13	117
Loans:
Commercial and commercial real estate:
Commercial	152,192	4.97	3,752	192,186	3.99	3,806
Real estate mortgage	97,848	3.79	1,839	96,087	3.52	1,678
Real estate construction	34,448	3.25	555	42,370	2.86	601
Lease financing	13,814	9.38	648	15,277	8.99	687

Total commercial and commercial real estate	298,302	4.59	6,794	345,920	3.94	6,772

Consumer:
Real estate 1-4 family first mortgage	241,241	5.25	6,318	243,133	5.59	6,772
Real estate 1-4 family junior lien mortgage	104,151	4.50	2,330	109,270	4.91	2,665
Credit card	22,789	13.20	1,503	23,128	12.42	1,435
Other revolving credit and installment	89,566	6.49	2,879	91,770	6.66	3,029

Total consumer	457,747	5.72	13,030	467,301	5.98	13,901

Foreign	28,807	3.62	518	31,487	4.22	659

Total loans (5)	784,856	5.21	20,342	844,708	5.08	21,332
Other	6,075	3.40	103	6,110	2.89	88

Total earning assets	$1,070,005	5.10%	$27,014	1,108,095	5.22%	$28,967

Funding sources
Deposits:
Interest-bearing checking	$61,614	0.14%	$42	80,173	0.14%	$56
Market rate and other savings	408,026	0.27	553	323,813	0.47	755
Savings certificates	92,254	1.40	640	161,234	1.05	838
Other time deposits	15,405	1.97	152	23,597	1.98	232
Deposits in foreign offices	56,453	0.22	62	47,901	0.32	75

Total interest-bearing deposits	633,752	0.46	1,449	636,718	0.62	1,956
Short-term borrowings	45,082	0.20	44	67,911	0.54	181
Long-term debt	202,186	2.48	2,509	247,209	2.65	3,267
Other liabilities	6,203	3.38	104	4,194	3.64	76

Total interest-bearing liabilities	887,223	0.93	4,106	956,032	1.15	5,480
Portion of noninterest-bearing funding sources	182,782	—	—	152,063	—	—

Total funding sources	$1,070,005	0.77	4,106	1,108,095	0.99	5,480

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.33%	$22,908		4.23%	$23,487

Noninterest-earning assets
Cash and due from banks	$17,730			19,795
Goodwill	24,818			23,725
Other	112,592			130,665

Total noninterest-earning assets	$155,140			174,185

Noninterest-bearing funding sources
Deposits	$174,487			167,458
Other liabilities	44,224			50,064
Total equity	119,211			108,726
Noninterest-bearing funding sources used to fund earning assets	(182,782)			(152,063)

Net noninterest-bearing funding sources	$155,140			174,185

Total assets	$1,225,145			1,282,280

NONINTEREST INCOME

	Quarter ended June 30		,	%	Six months ended June 30	,	%
(in millions)	2010	2009		Change	2010	2009	Change

Service charges on deposit accounts	$1,417	1,448		(2)%	$2,749	2,842	(3)%
Trust and investment fees:
Trust, investment and IRA fees	1,035	839		23	2,084	1,561	34
Commissions and all other fees	1,708	1,574		9	3,328	3,067	9

Total trust and investment fees	2,743	2,413		14	5,412	4,628	17

Card fees	911	923		(1)	1,776	1,776	—
Other fees:
Cash network fees	58	58		—	113	116	(3)
Charges and fees on loans	401	440		(9)	820	873	(6)
Processing and all other fees	523	465		12	990	875	13

Total other fees	982	963		2	1,923	1,864	3

Mortgage banking (1):
Servicing income, net	1,218	816		49	2,584	1,722	50
Net gains on mortgage loan origination/sales activities	793	2,230		(64)	1,897	3,828	(50)

Total mortgage banking	2,011	3,046		(34)	4,481	5,550	(19)

Insurance	544	595		(9)	1,165	1,176	(1)
Net gains from trading activities	109	749		(85)	646	1,536	(58)
Net gains (losses) on debt securities available for sale	30	(78)		NM	58	(197)	NM
Net gains (losses) from equity investments	288	40		620	331	(117)	NM
Operating leases	329	168		96	514	298	72
All other	581	476		22	1,191	1,028	16

Total	$9,945	10,743		(7)	$20,246	20,384	(1)

NM — Not meaningful

(1)	2009 categories have been revised to conform to current presentation.
Noninterest income represented 46% and 47% of total revenues for the second quarter and first half of 2010, respectively, compared with 48% and 47%, respectively, for the same periods a year ago. Noninterest income was down 7% year over year, predominantly due to lower mortgage banking hedge results.
The Federal Reserve Board (FRB) announced regulatory changes to debit card and ATM overdraft practices in fourth quarter 2009. In third quarter 2009, we also announced policy changes that should help customers limit overdraft and returned item fees. We currently estimate that the combination of these changes will reduce our 2010 fee revenue by approximately $225 million (after tax) in third quarter 2010 and $275 million in fourth quarter 2010. The actual impact in 2010 and future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other potential offsetting factors.
We earn fees on trust, investment and IRA (Individual Retirement Account) accounts from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At June 30, 2010, these assets totaled $1.9 trillion, up 12% from $1.7 trillion a year ago, primarily reflecting a 12% increase in the S&P 500 over the same period. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $1.0 billion in second quarter 2010 from $839 million a year ago.
We received commissions and other fees for providing services to full-service and discount brokerage customers of $1.7 billion in second quarter 2010 and $1.6 billion a year ago. These fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. Client assets totaled $1.1 trillion at June 30, 2010, up from $1.0 trillion a year ago. Commissions and other fees also include fees from investment banking activities including equity and bond underwriting.

Card fees were $911 million in second quarter 2010, down from $923 million a year ago. Recent legislative and regulatory changes limit our ability to increase interest rates and assess certain fees on card accounts. The anticipated net impact in third quarter 2010 related to these changes is estimated to be $30 million (after tax). The actual impact in 2010 and future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other potential offsetting factors.
Mortgage banking noninterest income was $2.0 billion in second quarter 2010, down from $3.0 billion a year ago. The reduction in mortgage banking noninterest income is primarily driven by the decline in net gains on mortgage loan origination/sales activities of $1.4 billion to $793 million for second quarter 2010 from $2.2 billion for second quarter 2009, primarily due to lower origination volumes and a net increase in the mortgage loan repurchase reserve. Residential real estate originations were $81 billion in second quarter 2010, down 37% from $129 billion a year ago. The 1-4 family first mortgage unclosed pipeline was $68 billion at June 30, 2010, and $57 billion at December 31, 2009. For additional information, see the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section and Note 1 (Summary of Significant Accounting Policies), Note 8 (Mortgage Banking Activities) and Note 12 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include the cost of any additions to the mortgage repurchase reserve as well as adjustments of loans in the warehouse/pipeline for changes in market conditions that affect their value. Mortgage loans are repurchased based on standard representations and warranties and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase reserve that were charged against net gains on mortgage loan origination/sales activities during second quarter 2010 were $382 million and $784 million for the first half of 2010. For additional information about mortgage loan repurchases, see the “Risk Management — Credit Risk Management Process — Reserve for Mortgage Loan Repurchase Losses” section and Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.
The reduction in net gains on mortgage loan origination/sales activities was partially offset by an increase in net servicing income. Net servicing income increased $402 million from a year ago primarily due to growth in the servicing portfolio, reduced mortgage servicing rights (MSR) amortization due to lower payoffs, and lower servicing foreclosure costs due to more loan modifications and loss mitigation activities in addition to stabilization in the delinquencies in our servicing portfolio. In addition to servicing fees, net servicing income includes both changes in the fair value of MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for second quarter 2010 included a $626 million net MSRs valuation gain ($2.7 billion decrease in the fair value of the MSRs offsetting a $3.3 billion hedge gain) and for second quarter 2009 included a $1.0 billion net MSRs valuation gain ($2.3 billion increase in the fair value of MSRs partially offsetting a $1.3 billion hedge loss). See the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach. At June 30, 2010, the ratio of MSRs to related loans serviced for others was 0.76% compared with 0.91% at December 31, 2009. The average note rate was 5.53%, the lowest since we reentered the servicing business.
Income from trading activities was a $109 million gain in second quarter 2010, down from a $749 million gain a year ago. This decrease was driven by challenging market conditions and continued reductions in risk positions in this business, since the merger with Wachovia, while continuing to support customer-related activities.
Aggregate net gains on debt securities available for sale and equity securities totaled $318 million in second quarter 2010, compared with net losses of $38 million a year ago. The year-over-year improvement was due to lower impairment write-downs of $168 million in second quarter 2010, down from $463 million a year ago. For additional information, see the “Balance Sheet Analysis — Securities Available for Sale” section and Note 4 (Securities Available for Sale) to Financial Statements in this Report.
Operating lease income was $329 million in second quarter 2010, up $161 million from a year ago primarily due to gains on early lease terminations.
The increase in “All other” noninterest income to $581 million in second quarter 2010 from $476 million a year ago was due to gains on loan sales.
NONINTEREST EXPENSE

	Quarter ended June 30		,	%	Six months ended June 30		,	%
(in millions)	2010	2009		Change	2010	2009		Change

Salaries	$3,564	3,438		4%	$6,878	6,824		1%
Commission and incentive compensation	2,225	2,060		8	4,217	3,884		9
Employee benefits	1,063	1,227		(13)	2,385	2,511		(5)
Equipment	588	575		2	1,266	1,262		—
Net occupancy	742	783		(5)	1,538	1,579		(3)
Core deposit and other intangibles	553	646		(14)	1,102	1,293		(15)
FDIC and other deposit assessments	295	981		(70)	596	1,319		(55)
Outside professional services	572	451		27	1,056	861		23
Contract services	384	256		50	731	472		55
Foreclosed assets	333	187		78	719	435		65
Outside data processing	276	282		(2)	548	494		11
Postage, stationery and supplies	230	240		(4)	472	490		(4)
Operating losses	627	159		294	835	331		152
Insurance	164	259		(37)	312	526		(41)
Telecommunications	156	164		(5)	299	322		(7)
Travel and entertainment	196	131		50	367	236		56
Advertising and promotion	156	111		41	268	236		14
Operating leases	27	61		(56)	64	131		(51)
All other	595	686		(13)	1,210	1,309		(8)

Total	$12,746	12,697		—	$24,863	24,515		1

Noninterest expense was $12.7 billion in second quarter 2010, flat compared with $12.7 billion in second quarter 2009, and included $498 million and $244 million of merger integration costs for the same periods, respectively. Noninterest expense in second quarter 2010 also included $137 million of severance costs related to the Wells Fargo Financial restructuring. Foreclosed assets expense was $333 million in second quarter 2010, up 78% from a year ago due to a $2.5 billion increase in foreclosed assets year over year, including $1.6 billion of foreclosed loans in the PCI portfolio that are now recorded as foreclosed assets. Operating losses were $627 million, up $468 million from a year ago, predominantly due to additional litigation accruals. The $128 million increase in contract services from a year ago was merger related. Of our approximately $5.7 billion of estimated total Wachovia merger integration costs ($3.0 billion in aggregate through June 30, 2010), we expect to incur approximately $2.1 billion in 2010, of which $878 million was recorded in the first half of 2010, as we convert banking stores and lines of business, and continue to build infrastructure.
Federal Deposit Insurance Corporation (FDIC) and other deposit assessments were $295 million in second quarter 2010, down from $981 million a year ago, which included additional assessments related to the FDIC Transaction Account Guarantee Program and the FDIC special assessment of $565 million. The $95 million decline in insurance expense from second quarter 2009 was predominantly due to lower insurance reserves at our captive mortgage reinsurance operation for second quarter 2009.
In addition to merger integration, we continued to invest for long-term growth throughout the Company, hiring in regional banking and commercial banking as we apply Wells Fargo’s model to the eastern markets, and investing in technology to improve service across our franchise. We converted 87 Wachovia banking stores in California in second quarter 2010 and opened 13 banking stores in the quarter for a retail network total of 6,445 stores.
INCOME TAX EXPENSE
Our effective income tax rate was 33.1% in second quarter 2010, up from 31.8% in second quarter 2009, and was 34.2% for the first half of 2010, up from 32.8% for the first half of 2009. The increase for the first half of 2010 was partly due to additional tax expense in 2010 related to the new health care legislation and fewer favorable settlements with tax authorities.
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
OPERATING SEGMENT RESULTS — HIGHLIGHTS

					Wealth, Brokerage
	Community Banking		Wholesale Banking		and Retirement
(in billions)	2010	2009	2010	2009	2010	2009

Quarter ended June 30,
Revenue	$13.7	15.2	5.7	5.2	2.9	2.8
Net income	1.8	2.1	1.4	1.1	0.3	0.3

Average loans	539.1	565.8	223.4	258.4	42.6	46.0
Average core deposits	533.4	565.6	161.5	137.4	121.5	113.5

Six months ended June 30,
Revenue	$27.8	29.6	11.0	10.1	5.8	5.3
Net income	3.2	4.0	2.6	2.2	0.6	0.4

Average loans	547.1	566.8	227.8	268.3	43.2	46.3
Average core deposits	532.8	560.3	161.2	138.5	121.3	108.2

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C.
Community Banking’s net income decreased 14% to $1.8 billion in second quarter 2010 from $2.1 billion a year ago. Revenue decreased to $13.7 billion and $27.8 billion in the second quarter and first half of 2010, respectively, from $15.2 billion and $29.6 billion for the same periods a year ago. Net interest income decreased $840 million, or 9%, in second quarter 2010 from a year ago driven by the planned reduction in certain liquidating loan portfolios. Average loans decreased $26.7 billion, or 5%, in second quarter 2010 from a year ago, due to the run-off of liquidating loan portfolios and low demand. Average core deposits decreased $32.2 billion in second quarter 2010 from a year ago, primarily due to

$57 billion of higher cost Wachovia CDs maturing, partially offset by $31 billion of largely lower-cost CDs retained, and growth in customer deposits. Noninterest income decreased $671 million, or 11%, driven primarily by lower mortgage banking income. The provision for loan losses decreased $946 million, or 22%, due to lower net charge-offs and a $389 million credit reserve release in second quarter 2010 compared with a $479 million credit reserve build a year ago. Noninterest expense decreased $211 million, or 3%, due to the FDIC special assessment in second quarter 2009 and Wachovia merger-related cost savings.
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
Wholesale Banking’s net income of $1.4 billion in second quarter 2010 was up 32% from second quarter 2009. Net income increased to $2.6 billion for the first half of 2010 from $2.2 billion a year ago. Wholesale banking results for second quarter 2010 included $495 million in commercial PCI loan resolutions, substantially all of which was recognized in net interest income, due to success in selling or settling commercial PCI loans. Net interest income of $3.0 billion in second quarter 2010 increased 21% from $2.5 billion a year ago, due to the commercial PCI loan resolutions, offset by lower average loans. Average loans of $223.4 billion declined 14% from second quarter 2009 driven by declines across most lending areas. Average core deposits of $161.5 billion in second quarter 2010 increased 18% from $137.4 billion a year ago driven by growth in both interest-bearing and non-interest bearing deposits primarily in global financial institutions, government and institutional banking and commercial banking. The provision for credit losses declined $112 million from second quarter 2009. The decrease included a $111 million reserve release in the second quarter 2010 compared with a $162 million credit reserve build a year ago. Noninterest income of $2.7 billion in second quarter 2010 decreased 4% from $2.8 billion a year ago. The decline was driven primarily by lower capital markets related trading results as well as lower investment banking revenues. Noninterest expense of $2.8 billion in second quarter 2010 increased 1% from a year ago as higher legal and foreclosed asset expenses were partially offset by lower personnel expense and FDIC assessments.
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
Wealth, Brokerage and Retirement’s net income increased 5% to $270 million in second quarter 2010 from $258 million a year ago. Net income increased to $552 million in the first half of 2010, up from $434 million a year ago. Revenue increased to $2.9 billion and $5.8 billion in the second quarter and first half of 2010, respectively, from $2.8 billion and $5.3 billion a year ago. Net interest income increased 7% to $684 million from $637 million a year ago, predominantly due to higher corporate investment allocation. Average loans decreased 7% to $42.6 billion in second quarter 2010 from $46.0 billion a year ago. The provision for credit losses decreased $30 million to $81 million in second quarter 2010 from $111 million a year ago, primarily due to second quarter 2009 reserve build. Noninterest expense increased $50 million, 2%, to $2.4 billion in second quarter 2010 from $2.3 billion a year ago predominantly due to higher broker commissions on increased production.
BALANCE SHEET ANALYSIS
During second quarter 2010, our total assets, loans and core deposits each decreased slightly from December 31, 2009, but the strength of our business model continued to produce high rates of internal capital generation as reflected in our improved capital ratios. As a percentage of total risk-weighted assets, Tier 1 capital increased to 10.5%, total capital to 14.5%, Tier 1 leverage to 8.7% and Tier 1 common equity to 7.6% at June 30, 2010, up from 9.3%, 13.3%, 7.9% and 6.5%, respectively, at December 31, 2009. The Company purchased $540 million of warrants from the U.S. Treasury during second quarter 2010, which reduced the Tier 1 common ratio by approximately 5 basis points. The loan portfolio is now predominantly funded with core deposits and we have significant capacity to add higher yielding long-term mortgage-backed securities (MBS) for future revenue and earnings growth.
The following sections provide additional information about the major components of our balance sheet. Capital is discussed in the “Capital Management” section of this Report.
SECURITIES AVAILABLE FOR SALE

	June 30, 2010			December 31, 2009
		Net			Net
		unrealized	Fair		unrealized	Fair
(in billions)	Cost	gain	value	Cost	gain	value

Debt securities available for sale	$144.8	8.0	152.8	162.3	4.8	167.1
Marketable equity securities	4.5	0.6	5.1	4.8	0.8	5.6

Total securities available for sale	$149.3	8.6	157.9	167.1	5.6	172.7

Securities available for sale consist of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of very liquid, high-quality federal agency debt and privately issued MBS. The total net unrealized gains on securities available for sale of $8.6 billion at June 30, 2010, were up from $5.6 billion at December 31, 2009, due to a general decline in long-term yields and narrowing of credit spreads.
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
At June 30, 2010, we had approximately $6 billion of investments in securities, primarily municipal bonds, which are guaranteed against loss by bond insurers. These securities are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our on-going impairment analysis of our securities available for sale, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers.
The weighted-average expected maturity of debt securities available for sale was 5.0 years at June 30, 2010. Since 69% of this portfolio is MBS, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in the following table.
MORTGAGE-BACKED SECURITIES — INTEREST RATE SENSITIVITY ANALYSIS

			Expected
			remaining
	Fair	Net unrealized	maturity
(in billions)	value	gains (losses)	(in years)

At June 30, 2010	$105.1	6.2	3.7
At June 30, 2010, assuming a 200 basis point:
Increase in interest rates	97.3	(1.6)	5.6
Decrease in interest rates	109.3	10.4	2.9

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.
LOAN PORTFOLIO

	June 30, 2010			December 31, 2009
		All			All
	PCI	other		PCI	other
(in millions)	loans	loans	Total	loans	loans	Total

Commercial and commercial real estate:
Commercial	$1,113	144,971	146,084	1,911	156,441	158,352
Real estate mortgage	3,487	96,139	99,626	4,137	93,390	97,527
Real estate construction	4,194	26,685	30,879	5,207	31,771	36,978
Lease financing	—	13,492	13,492	—	14,210	14,210

Total commercial and commercial real estate	8,794	281,287	290,081	11,255	295,812	307,067

Consumer:
Real estate 1-4 family first mortgage	35,972	197,840	233,812	38,386	191,150	229,536
Real estate 1-4 family junior lien mortgage	290	101,037	101,327	331	103,377	103,708
Credit card	—	22,086	22,086	—	24,003	24,003
Other revolving credit and installment	—	88,485	88,485	—	89,058	89,058

Total consumer	36,262	409,448	445,710	38,717	407,588	446,305

Foreign	1,457	29,017	30,474	1,733	27,665	29,398

Total loans	$46,513	719,752	766,265	51,705	731,065	782,770

A discussion of average loan balances and a comparative detail of average loan balances is included in “Earnings Performance — Net Interest Income” earlier in this Report; period-end balances and other loan related information are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

As of December 31, 2008, certain of the loans acquired from Wachovia had evidence of credit deterioration since their origination, and it was probable that we would not collect all contractually required principal and interest payments. Such loans identified at the time of the acquisition were accounted for using the measurement provisions for PCI loans. PCI loans were recorded at fair value at the date of acquisition, and any related allowance for loan losses was not permitted to be carried over.
PCI loans were written down to an amount estimated to be collectible. Accordingly, such loans are not classified as nonaccrual, even though they may be contractually past due, because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of our purchase accounting).
A nonaccretable difference was established in purchase accounting for PCI loans to absorb losses expected at that time on those loans. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. Substantially all of our commercial, CRE and foreign PCI loans are accounted for as individual loans. Conversely, Pick-a-Pay and other consumer PCI loans have been aggregated into several pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Resolutions of loans may include sales of loans to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. Our policy is to remove an individual loan from a pool based on comparing the amount received from its resolution with its contractual amount. Any difference between these amounts is absorbed by the nonaccretable difference. This removal method assumes that the amount received from resolution approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by our quarterly cash flow evaluation process for each pool. For loans in pools that are resolved by payment in full, there is no release of the nonaccretable difference since there is no difference between the amount received at resolution and the contractual amount of the loan. In second quarter 2010, we recognized in income $506 million of nonaccretable difference related to commercial PCI loans due to payoffs and dispositions of these loans, compared with $182 million in first quarter 2010. We also transferred $1.9 billion from the nonaccretable difference to the accretable yield, of which $1.8 billion was due to sustained positive performance in the Pick-a-Pay portfolio. The increase in the accretable yield for the Pick-a-Pay portfolio had no impact on second quarter 2010 net income and is expected to be recognized as a yield adjustment to income over the remaining life of the loans, which is estimated to have a weighted-average life of eight years.

The following table provides an analysis of changes in the nonaccretable difference related to principal that is not expected to be collected for the second quarter and first half of 2010.
CHANGES IN NONACCRETABLE DIFFERENCE FOR PCI LOANS

	Commercial ,
	CRE and		Other
(in millions)	foreign	Pick-a-Pay	consumer	Total

Balance, December 31, 2008	$10,410	26,485	4,069	40,964
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(330)	—	—	(330)
Loans resolved by sales to third parties (2)	(86)	—	(85)	(171)
Reclassification to accretable yield for loans with improving cash flows (3)	(138)	(27)	(276)	(441)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(4,853)	(10,218)	(2,086)	(17,157)

Balance, December 31, 2009	5,003	16,240	1,622	22,865
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(586)	—	—	(586)
Loans resolved by sales to third parties (2)	(102)	—	—	(102)
Reclassification to accretable yield for loans with improving cash flows (3)	(169)	(2,356)	(70)	(2,595)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(1,223)	(1,892)	(263)	(3,378)

Balance, June 30, 2010	$2,923	11,992	1,289	16,204

Balance, March 31, 2010	$4,001	14,514	1,412	19,927
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(440)	—	—	(440)
Loans resolved by sales to third parties (2)	(66)	—	—	(66)
Reclassification to accretable yield for loans with improving cash flows (3)	(77)	(1,807)	(43)	(1,927)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(495)	(715)	(80)	(1,290)

Balance, June 30, 2010	$2,923	11,992	1,289	16,204

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference for increased cash flow estimates to the accretable yield will result in increasing income and thus the rate of return realized. Amounts reclassified to accretable yield are expected to be probable of realization over the estimated remaining life of the loan.
(4)	Write-downs to net realizable value of PCI loans are charged to the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Since the Wachovia acquisition, we have released $4.2 billion in nonaccretable difference, including $3.0 billion transferred from the nonaccretable difference to the accretable yield and $1.2 billion released through loan resolutions. We provided $1.2 billion in the allowance for credit losses in excess of the initial expected levels on certain PCI loans; the net result is a $3.0 billion improvement in our initial projected losses on PCI loans. At June 30, 2010, the allowance for credit losses in excess of initial expected levels on certain PCI loans was $225 million. The following table analyzes the actual and projected loss results on PCI loans since the acquisition of Wachovia on December 31, 2008, through June 30, 2010.

	Commercial	,
	CRE and			Other
(in millions)	foreign		Pick-a-Pay	consumer	Total

Release of unneeded nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	$916		—	—	916
Loans resolved by sales to third parties (2)	188		—	85	273
Reclassification to accretable yield for loans with improving cash flows (3)	307		2,383	346	3,036

Total releases of nonaccretable difference due to better than expected losses	1,411		2,383	431	4,225
Provision for worse than originally expected losses (4)	(1,226)		—	(29)	(1,255)

Actual and projected losses on PCI loans better (worse) than originally expected	$185		2,383	402	2,970

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference for increased cash flow estimates to the accretable yield will result in increasing income and thus the rate of return realized. Amounts reclassified to accretable yield are expected to be probable of realization over the estimated remaining life of the loan.
(4)	Provision for additional losses recorded as a charge to income, when it is estimated that the expected cash flows for a PCI loan or pool of loans have decreased subsequent to the acquisition.
For further information on PCI loans, see Note 1 (Summary of Significant Accounting Policies — Loans) to Financial Statements in the 2009 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
DEPOSITS
Deposits totaled $815.6 billion at June 30, 2010, compared with $824.0 billion at December 31, 2009. Comparative detail of average deposit balances is provided in the table under “Earnings Performance — Net Interest Income” earlier in this Report. Total core deposits were $758.7 billion at June 30, 2010, down from $780.7 billion at December 31, 2009.

	June 30	,	Dec. 31	,
(in millions)	2010		2009		% Change

Noninterest-bearing	$175,013		181,356		(3)%
Interest-bearing checking	61,195		63,225		(3)
Market rate and other savings	405,412		402,448		1
Savings certificates	88,117		100,857		(13)
Foreign deposits (1)	28,943		32,851		(12)

Core deposits	758,680		780,737		(3)
Other time and savings deposits	20,861		16,142		29
Other foreign deposits	36,082		27,139		33

Total deposits	$815,623		824,018		(1)

(1)	Reflects Eurodollar sweep balances included in core deposits.

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
NEWLY CONSOLIDATED VIE ASSETS AND LIABILITIES
Effective January 1, 2010, we adopted new consolidation accounting guidance and, accordingly, consolidated certain VIEs that were not included in our consolidated financial statements at December 31, 2009. On January 1, 2010, we recorded the assets and liabilities of the newly consolidated variable interest entities (VIEs) and derecognized our existing interests in those VIEs. We also recorded a $183 million increase to beginning retained earnings as a cumulative effect adjustment and recorded a $173 million increase to other comprehensive income (OCI).
The following table presents the net incremental assets recorded on our balance sheet by structure type upon adoption of new consolidation accounting guidance.

Incremental
assets as of
(in millions)	Jan. 1, 2010

Structure type:
Residential mortgage loans — nonconforming (1)	$11,479
Commercial paper conduit	5,088
Other	2,002

Total	$18,569

(1)	Represents certain of our residential mortgage loans that are not guaranteed by GSEs (“nonconforming”).
In accordance with the transition provisions of the new consolidation accounting guidance, we initially recorded newly consolidated VIE assets and liabilities at a basis consistent with our accounting for respective assets at their amortized cost basis, except for those VIEs for which the fair value option was elected. The carrying amount for loans approximate the outstanding unpaid principal balance, adjusted for allowance for loan losses. Short-term borrowings and long-term debt approximate the outstanding par amount due to creditors.
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
For further discussion about how we manage these risks, see pages 54—71 of our 2009 Form 10-K. The discussion that follows is intended to provide an update on these risks.
CREDIT RISK MANAGEMENT
Our credit risk management process is governed centrally, but provides for decentralized credit management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes. For more information on our credit risk management process, please refer to page 54 in our 2009 Form 10-K.

Credit Quality Overview
In connection with first quarter 2010 results, we said we believed quarterly credit losses peaked in fourth quarter 2009 and provision expense peaked in third quarter 2009. The significant reduction in credit losses in second quarter 2010 confirmed our prior outlook and we have seen credit quality improve earlier and to a greater extent than we had previously expected. The continued improvement in credit performance is a result of a slowly improving economy coupled with actions taken by the Company over the past several years to improve underwriting standards, mitigate losses and exit portfolios with unattractive credit metrics.
•	Quarterly credit losses declined 16% to $4.5 billion in second quarter 2010 from $5.3 billion in first quarter 2010. This improvement in losses was broad based across the consumer portfolios, with reduced losses in the home equity, Wells Fargo Financial, Pick-a-Pay, consumer lines and loans, auto dealer services and credit card portfolios.
•	Losses in the commercial portfolio continued to improve from the higher levels experienced last year, including a 10% linked-quarter reduction in commercial real estate losses.
•	We also saw improvement in early indicators of credit quality, with improved 30 day delinquencies in many portfolios, including Business Direct, credit card, home equity, student lending and Wells Fargo Home Mortgage.
•	Based on declining losses and improved credit quality trends, the provision for credit losses of $4.0 billion was $500 million less than net charge-offs in second quarter 2010. Absent significant deterioration in the economy, we currently expect future reductions in the allowance for loan losses.
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
The following table identifies our non-strategic and liquidating loan portfolios as of June 30, 2010, and December 31, 2009.
NON-STRATEGIC AND LIQUIDATING LOAN PORTFOLIOS

	Outstanding balances
	June 30	,	Dec. 31	,
(in billions)	2010		2009

Commercial and commercial real estate PCI loans (1)	$8.8		11.3
Pick-a-Pay mortgage (1)	80.2		85.2
Liquidating home equity	7.6		8.4
Legacy Wells Fargo Financial indirect auto	8.3		11.3
Legacy Wells Fargo Financial debt consolidation (2)	20.4		22.4

Total non-strategic and liquidating loan portfolios	$125.3		138.6

(1)	Net of purchase accounting adjustments related to PCI loans.
(2)	In July 2010, we announced the restructuring of our Wells Fargo Financial division and exiting the origination of non-prime portfolio mortgage loans.

Commercial Real Estate (CRE)
The CRE portfolio consists of both CRE mortgages and CRE construction loans. The combined CRE loans outstanding totaled $130.5 billion at June 30, 2010, or 17% of total loans. CRE construction loans totaled $30.9 billion at June 30, 2010, or 4% of total loans. Permanent CRE loans totaled $99.6 billion at June 30, 2010, or 13% of total loans. The portfolio is diversified both geographically and by property type. The largest geographic concentrations are found in California and Florida, which represented 22% and 11% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 23% and industrial/warehouse at 12% of the portfolio.
The underwriting of CRE loans primarily focuses on cash flows and creditworthiness, and not solely collateral valuations. To identify and manage newly emerging problem CRE loans, we employ a high level of surveillance and regular customer interaction to understand and manage the risks associated with these assets, including regular loan reviews and appraisal updates. As issues are identified, management is engaged and dedicated workout groups are in place to manage problem assets. At June 30, 2010, the remaining balance of PCI CRE loans totaled $7.7 billion, down from a balance of $19.3 billion at December 31, 2008, reflecting the reduction resulting from loan resolutions and write-downs.
The following table summarizes CRE loans by state and property type with the related nonaccrual totals. At June 30, 2010, the highest concentration of non-PCI CRE loans by state was $27.3 billion in California, more than double the next largest state concentration, and the related nonaccrual loans totaled about $1.7 billion, or 6.2% of CRE loans in California. Office buildings, at $27.9 billion of non-PCI loans, were the largest property type concentration, almost double the next largest, and the related nonaccrual loans totaled $1.5 billion, or 5.3% of CRE loans for office buildings. Of CRE mortgage loans (excluding CRE construction loans), 42% related to owner-occupied properties at June 30, 2010. Nonaccrual loans totaled 6.6% of the non-PCI outstanding balance at June 30, 2010.

CRE LOANS BY STATE AND PROPERTY TYPE

	June 30, 2010
	Real estate mortgage			Real estate construction		Total			% of
	Nonaccrual	Outstanding		Nonaccrual	Outstanding	Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans	balance (1)	loans	balance (1)		loans

By state:
PCI loans:
Florida	$—	561		—	886	—	1,447		*	%
California	—	731		—	258	—	989		*
North Carolina	—	199		—	481	—	680		*
Georgia	—	260		—	382	—	642		*
Virginia	—	227		—	391	—	618		*
Other	—	1,509		—	1,796	—	3,305	(2)	*

Total PCI loans	—	3,487		—	4,194	—	7,681		1

All other loans:
California	1,109	22,987		593	4,311	1,702	27,298		4
Florida	853	9,667		475	2,754	1,328	12,421		2
Texas	284	6,549		311	2,650	595	9,199		1
North Carolina	226	4,891		255	1,669	481	6,560		*
Georgia	303	3,850		111	1,149	414	4,999		*
Virginia	57	3,075		184	1,791	241	4,866		*
Arizona	195	3,744		342	937	537	4,681		*
New York	52	3,940		40	1,221	92	5,161		*
New Jersey	87	2,814		57	702	144	3,516		*
Colorado	95	3,031		86	777	181	3,808		*
Other	1,428	31,591		975	8,724	2,403	40,315	(3)	5

Total all other loans	4,689	96,139		3,429	26,685	8,118	122,824		16

Total	$4,689	99,626		3,429	30,879	8,118	130,505		17%

By property:
PCI loans:
Apartments	$—	709		—	1,004	—	1,713		*	%
Office buildings	—	1,148		—	376	—	1,524		*
1-4 family land	—	242		—	852	—	1,094		*
Retail (excluding shopping center)	—	437		—	167	—	604		*
Land (excluding 1-4 family)	—	21		—	576	—	597		*
Other	—	930		—	1,219	—	2,149		*

Total PCI loans	—	3,487		—	4,194	—	7,681		1

All other loans:
Office buildings	1,179	24,545		309	3,357	1,488	27,902		4
Industrial/warehouse	674	13,519		93	1,129	767	14,648		2
Real estate — other	601	13,215		114	904	715	14,119		2
Apartments	283	7,770		330	4,482	613	12,252		2
Retail (excluding shopping center)	599	10,210		158	1,192	757	11,402		1
Land (excluding 1-4 family)	21	343		778	7,931	799	8,274		1
Shopping center	308	6,312		241	1,959	549	8,271		1
Hotel/motel	375	5,553		105	904	480	6,457		*
1-4 family land	114	314		685	2,695	799	3,009		*
Institutional	85	2,721		39	229	124	2,950		*
Other	450	11,637		577	1,903	1,027	13,540		2

Total all other loans	4,689	96,139		3,429	26,685	8,118	122,824		16

Total	$4,689	99,626	(4)	3,429	30,879	8,118	130,505		17%

*	Less than 1%
(1)	For PCI loans amounts represent carrying value.
(2)	Includes 37 states; no state had loans in excess of $570 million.
(3)	Includes 40 states; no state had loans in excess of $3.1 billion.
(4)	Includes $41.8 billion of loans to owner-occupants where 51% or more of the property is used in the conduct of their business.
(continued on following page)

(continued from previous page)

	December 31, 2009
	Real estate mortgage			Real estate construction		Total			% of
	Nonaccrual	Outstanding		Nonaccrual	Outstanding	Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans	balance (1)	loans	balance (1)		loans

By state:
PCI loans:
Florida	$—	629		—	1,115	—	1,744		*	%
California	—	995		—	271	—	1,266		*
North Carolina	—	150		—	618	—	768		*
Georgia	—	226		—	523	—	749		*
Virginia	—	219		—	480	—	699		*
Other	—	1,918		—	2,200	—	4,118	(5)	*

Total PCI loans	—	4,137		—	5,207	—	9,344		1

All other loans:
California	1,132	22,739		874	5,024	2,006	27,763		4
Florida	563	9,899		374	3,227	937	13,126		2
Texas	225	6,098		256	3,054	481	9,152		1
North Carolina	179	4,983		161	2,079	340	7,062		*
Georgia	207	3,809		127	1,507	334	5,316		*
Virginia	53	3,080		117	1,974	170	5,054		*
New York	53	3,591		49	1,456	102	5,047		*
Arizona	158	3,810		200	1,193	358	5,003		*
New Jersey	66	2,904		23	768	89	3,672		*
Colorado	78	2,252		110	875	188	3,127		*
Other	982	30,225		1,022	10,614	2,004	40,839	(6)	5

Total all other loans	3,696	93,390		3,313	31,771	7,009	125,161		16

Total	$3,696	97,527		3,313	36,978	7,009	134,505		17%

By property:
PCI loans:
Apartments	$—	810		—	1,300	—	2,110		*	%
Office buildings	—	1,443		—	399	—	1,842		*
1-4 family land	—	270		—	1,076	—	1,346		*
1-4 family structure	—	96		—	693	—	789		*
Land (excluding 1-4 family)	—	—		—	759	—	759		*
Other	—	1,518		—	980	—	2,498		*

Total PCI loans	—	4,137		—	5,207	—	9,344		1

All other loans:
Office buildings	887	24,688		188	4,005	1,075	28,693		4
Industrial/warehouse	508	13,643		36	1,281	544	14,924		2
Real estate — other	550	13,563		102	1,105	652	14,668		2
Apartments	267	7,102		254	5,138	521	12,240		2
Retail (excluding shopping center)	597	10,457		108	1,327	705	11,784		2
Land (excluding 1-4 family)	9	262		778	8,943	787	9,205		1
Shopping center	204	5,912		210	2,398	414	8,310		1
Hotel/motel	208	5,216		123	1,160	331	6,376		*
1-4 family land	77	232		764	3,156	841	3,388		*
1-4 family structure	60	1,065		689	2,199	749	3,264		*
Other	329	11,250		61	1,059	390	12,309		2

Total all other loans	3,696	93,390		3,313	31,771	7,009	125,161		16

Total	$3,696	97,527	(7)	3,313	36,978	7,009	134,505		17%

(5)	Includes 38 states; no state had loans in excess of $605 million.
(6)	Includes 40 states; no state had loans in excess of $3.0 billion.
(7)	Includes $42.1 billion of loans to owner-occupants where 51% or more of the property is used in the conduct of their business.

Commercial Loans and Lease Financing
For purposes of portfolio risk management, we aggregate commercial loans and lease financing according to market segmentation and standard industry codes. The following table summarizes commercial loans and lease financing by industry with the related nonaccrual totals. This portfolio has experienced less credit deterioration than our CRE portfolio as evidenced by its lower nonaccrual rate of 2.5% compared with 6.2% for the CRE portfolios. We believe this portfolio is well underwritten and is diverse in its risk with relatively similar concentrations across several industries. A majority of our commercial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Our credit risk management process for this portfolio primarily focuses on a customer’s ability to repay the loan through their cash flow. Generally, collateral securing this portfolio represents a secondary source of repayment.
COMMERCIAL LOANS AND LEASE FINANCING BY INDUSTRY

	June 30, 2010					December 31, 2009
				% of					% of
	Nonaccrual	Outstanding		total		Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans		loans	balance (1)		loans

PCI loans:
Media	$—	159		*	%	$—	314		*	%
Real estate investment trust	—	92		*		—	351		*
Insurance	—	108		*		—	118		*
Investors	—	113		*		—	140		*
Airlines	—	73		*		—	87		*
Technology	—	69		*		—	72		*
Other	—	499	(2)	*		—	829	(2)	*

Total PCI loans	—	1,113		*		—	1,911		*

All other loans:
Financial institutions	141	11,529		2		496	11,111		1
Cyclical retailers	82	8,374		1		71	8,188		1
Healthcare	112	8,125		1		88	8,397		1
Food and beverage	78	7,859		1		77	8,316		1
Oil and gas	219	7,863		1		202	8,464		1
Industrial equipment	96	6,503		*		119	7,524		*
Business services	138	5,341		*		99	6,722		*
Transportation	61	6,177		*		31	6,469		*
Utilities	10	5,216		*		15	5,752		*
Real estate other	141	5,767		*		167	6,570		*
Technology	42	5,486		*		72	5,489		*
Hotel/restaurant	224	4,693		*		195	5,050		*
Other	2,662	75,530	(3)	10		2,936	82,599	(3)	11

Total all other loans	4,006	158,463		21		4,568	170,651		22

Total	$4,006	159,576		21%		$4,568	172,562		22%

*	Less than 1%
(1)	For PCI loans amounts represent carrying value.
(2)	No other single category had loans in excess of $66 million at June 30, 2010, or $110 million (leisure) at December 31, 2009.
(3)	No other single category had loans in excess of $4.7 billion at June 30, 2010, or $5.8 billion (public administration) at December 31, 2009. The next largest categories included public administration, investors, media, non-residential construction and leisure.
During the recent credit cycle, we have experienced an increase in requests for extensions of construction and commercial loans which have repayment guarantees. All extensions are granted based on a re-underwriting of the loan and our assessment of the borrower’s ability to perform under the agreed-upon terms. At the time of extension, borrowers are generally performing in accordance with the contractual loan terms. Extension terms generally range from six to thirty-six months and may require that the borrower provide additional economic support in the form of partial repayment, amortization or additional collateral or guarantees. In cases where the value of collateral or financial condition of the borrower is insufficient to repay our loan, we may rely upon the support of an outside repayment guarantee in providing the extensions. In considering the impairment status of the loan, we evaluate the collateral and future cash flows as well as the anticipated support of any repayment guarantor. When performance under a loan is not reasonably assured, including the performance of the guarantor, we charge-off all or a portion of a loan based on the fair value of the collateral securing the loan.
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
Pick-a-Pay Portfolio
As part of the Wachovia acquisition, we acquired residential first mortgage and home equity loans that are very similar to the Wells Fargo core originated portfolio. We also acquired the Pick-a-Pay portfolio, which describes one of the consumer mortgage portfolios. Under purchase accounting for the Wachovia acquisition, we made purchase accounting adjustments to the Pick-a-Pay loans considered to be impaired under accounting guidance for PCI loans.
Our Pick-a-Pay portfolio had an unpaid principal balance of $97.1 billion and a carrying value of $80.2 billion at June 30, 2010. The Pick-a-Pay portfolio is a liquidating portfolio, as Wachovia ceased originating new Pick-a-Pay loans in 2008. Equity lines of credit and closed-end second liens associated with Pick-a-Pay loans are reported in the Home Equity core portfolio. The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The following table provides balances over time related to the types of loans included in the portfolio.

	June 30, 2010		December 31, 2009		December 31, 2008
(in millions)	Outstandings	% of total	Outstandings	% of total	Outstandings	% of total

Option payment loans	$63,974	66%	$73,060	70%	$101,297	86%
Non-option payment ARMs and fixed-rate loans	13,286	14	14,178	14	15,978	14
Loan modifications — Pick-a-Pay	19,851	20	16,420	16	—	—

Total unpaid principal balance	$97,111	100%	$103,658	100%	$117,275	100%

Total carrying value	$80,208		$85,238		$95,315

     PCI loans in the Pick-a-Pay portfolio had an unpaid principal balance of $51.0 billion and a carrying value of $34.9 billion at June 30, 2010. The carrying value of the PCI loans is net of purchase accounting write-downs to reflect their fair value at acquisition. Upon acquisition, we recorded a $22.4 billion write-down in purchase accounting on Pick-a-Pay loans that were impaired. Due to the sustained positive performance observed on the Pick-a-Pay portfolio compared to the original acquisition estimates, we reclassified $1.8 billion from the nonaccretable difference to the accretable yield in second quarter 2010 for a total of $2.4 billion that has been reclassified since the Wachovia merger. This improvement in the lifetime credit outlook for this portfolio is primarily attributable to the significant modification efforts and the observed emergence of performance on these modifications as well as the portfolio’s delinquency stabilization over the last several months. This improvement in the credit outlook will be realized over the remaining life of the portfolio, which is estimated to have a weighted average life of approximately eight years.
     Pick-a-Pay option payment loans may be adjustable or fixed rate. They are home mortgages on which the customer has the option each month to select from among four payment options: (1) a minimum payment as described below, (2) an interest-only payment, (3) a fully amortizing 15-year payment, or (4) a fully amortizing 30-year payment. The minimum monthly payment for substantially all of our Pick-a-Pay loans is reset annually. The new minimum monthly payment amount generally increases by no more than 7.5% of the prior minimum monthly payment. The minimum payment may not be sufficient to pay the monthly interest due and in those situations a loan on which the customer has made a minimum payment is subject to “negative amortization,” where unpaid interest is added to the principal balance of the loan. The amount of interest that has been added to a loan balance is referred to as “deferred interest.” Total deferred interest was $3.2 billion at June 30, 2010, down from $3.7 billion at December 31, 2009, due to loan modification efforts as well as falling interest rates resulting in the minimum payment option covering the interest and some principal on many loans. At June 30, 2010, approximately 64% of customers choosing the minimum payment option did not defer interest. In situations where the minimum payment is greater than the interest-only option, the customer has only three payment options available: (1) a minimum required payment, (2) a fully amortizing 15-year payment, or (3) a fully amortizing 30-year payment.
Deferral of interest on a Pick-a-Pay loan may continue as long as the loan balance remains below a pre-defined principal cap, which is based on the percentage that the current loan balance represents to the original loan balance. Loans with an original loan-to-value (LTV) ratio equal to or below 85% have a cap of 125% of the original loan balance, and these loans represent substantially all the Pick-a-Pay portfolio. Loans with an original LTV ratio above 85% have a cap of 110% of the original loan balance. Most of the Pick-a-Pay loans on which there is a deferred interest balance re-amortize (the monthly payment amount is “recast”) on the earlier of the date when the loan balance reaches its principal cap, or the 10-year anniversary of the loan. For a small population of Pick-a-Pay loans, the recast occurs at the five-year anniversary. After a recast, the customers’ new payment terms are reset to the amount necessary to repay the balance over the remainder of the original loan term.
Due to the terms of this Pick-a-Pay portfolio, we believe there is minimal recast risk over the next three years. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of option payment loans to recast based on reaching the principal cap: $2 million in the remaining half of 2010, $1 million in 2011 and $3 million in 2012. In second quarter 2010, no option payment loans recast based on reaching the principal cap. In addition, we would expect the following balances of option payment loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change at the recast date greater than the annual 7.5% reset: $12 million in the remaining half of 2010, $37 million in 2011 and $41 million in 2012. In second quarter 2010, the amount of option payment loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $12 million.
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
PICK-A-PAY PORTFOLIO (1)

	PCI loans				All other loans
				Ratio of
				carrying
	Unpaid	Current		value to	Unpaid	Current
	principal	LTV	Carrying	current	principal	LTV	Carrying
(in millions)	balance	ratio (2)	value (3)	value	balance	ratio (2)	value (3)

June 30, 2010
California	$34,458	137%	$23,505	93%	$22,653	90%	$22,283
Florida	5,375	146	3,098	84	4,817	109	4,621
New Jersey	1,590	100	1,241	77	2,747	81	2,729
Texas	412	80	366	71	1,842	65	1,846
Washington	601	101	519	86	1,380	84	1,366
Other states	8,582	117	6,170	83	12,654	88	12,464

Total Pick-a-Pay loans	$51,018		$34,899		$46,093		$45,309

December 31, 2009
California	$37,341	141%	$25,022	94%	$23,795	93%	$23,626
Florida	5,751	139	3,199	77	5,046	104	4,942
New Jersey	1,646	101	1,269	77	2,914	82	2,912
Texas	442	82	399	74	1,967	66	1,973
Washington	633	103	543	88	1,439	84	1,435
Other states	9,283	116	6,597	82	13,401	87	13,321

Total Pick-a-Pay loans	$55,096		$37,029		$48,562		$48,209

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2010. The December 31, 2009 table has been revised to conform to the 2010 presentation of top five states.
(2)	The current LTV ratio is calculated as the unpaid principal balance plus the unpaid principal balance of any equity lines of credit that share common collateral divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.
(3)	Carrying value, which does not reflect the allowance for loan losses, includes purchase accounting adjustments, which, for PCI loans are the nonaccretable difference and the accretable yield, and for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.
To maximize return and allow flexibility for customers to avoid foreclosure, we have in place several loss mitigation strategies for our Pick-a-Pay loan portfolio. We contact customers who are experiencing difficulty and may in certain cases modify the terms of a loan based on a customer’s documented income and other circumstances.
We also have taken steps to work with customers to refinance or restructure their Pick-a-Pay loans into other loan products. For customers at risk, we offer combinations of term extensions of up to 40 years (from 30 years), interest rate reductions, forbearance of principal, interest only payments for a period of time and, in geographies with substantial property value declines, we will even offer permanent principal reductions.
In fourth quarter 2009, we rolled out the U.S. Treasury Department’s HAMP to the customers in this portfolio. As of June 30, 2010, over 15,000 HAMP applications were being reviewed by our loan servicing department and an additional 13,500 loans have been approved for the HAMP trial modification. We believe a key factor to successful loss mitigation is tailoring the revised loan payment to the customer’s sustainable income. We continually reassess our loss mitigation strategies and may adopt additional or different strategies in the future.
In second quarter 2010, we completed 7,052 proprietary and HAMP loan modifications and have completed over 64,000 modifications since acquisition. The majority of the loan modifications were concentrated in our PCI Pick-a-Pay loan portfolio. Approximately 5,400 modification offers were proactively sent to customers in second quarter 2010. As part of the modification process, the loans are re-underwritten, income is documented and the negative amortization feature is eliminated. Most of the modifications result in material payment reduction to the customer. Because of the write-down of the PCI loans in purchase accounting, our post merger modifications to PCI Pick-a-Pay loans have not resulted in any modification-related provision for credit losses. To the extent we modify loans not in the PCI Pick-a-Pay portfolio, we establish an impairment reserve in accordance with the applicable accounting requirements for loan restructurings.
Home Equity Portfolios
The deterioration in specific segments of the legacy Wells Fargo Home Equity portfolios, which began almost three years ago, required a targeted approach to managing these assets. In fourth quarter 2007, a liquidating portfolio was identified, consisting of home equity loans generated through the wholesale channel not behind a Wells Fargo first mortgage, and home equity loans acquired through correspondents. The liquidating portion of the Home Equity portfolio was $7.6 billion at June 30, 2010, compared with $8.4 billion at December 31, 2009. The loans in this liquidating portfolio represent about 1% of total loans outstanding at June 30, 2010, and contain some of the highest risk in our $123.0 billion Home Equity portfolio, with a loss rate of 10.90% compared with 3.54% for the core portfolio. The loans in the liquidating portfolio are largely concentrated in geographic markets that have experienced the most abrupt and steepest declines in housing prices. The core portfolio was $115.3 billion at June 30, 2010, of which 97% was originated through the retail channel and approximately 19% of the outstanding balance was in a first lien position. The following table includes the credit attributes of these two portfolios. California loans represent the largest state concentration in each of these portfolios and have experienced among the highest early-term delinquency and loss rates.
HOME EQUITY PORTFOLIOS (1)

					% of loans						Loss rate
					two payments				(annualized)
	Outstanding balances				or more past due				Quarter ended
	June 30	,	Dec. 31	,	June 30	,	Dec. 31	,	June 30	,	Dec. 31	,
(in millions)	2010		2009		2010		2009		2010		2009

Core portfolio
California	$28,819		30,264		3.67%		4.12		4.70		6.12
Florida	12,616		12,038		4.95		5.48		6.02		6.98
New Jersey	8,416		8,379		2.45		2.50		1.84		1.51
Virginia	5,802		5,855		1.86		1.91		2.00		1.13
Pennsylvania	5,240		5,051		1.86		2.03		1.22		1.81
Other	54,439		53,811		2.73		2.85		2.96		3.04

Total (2)	115,332		115,398		3.11		3.35		3.54		3.90

Liquidating portfolio
California	2,860		3,205		7.50		8.78		15.36		17.94
Florida	366		408		8.40		9.45		14.84		19.53
Arizona	169		193		8.78		10.46		22.31		19.29
Texas	141		154		2.24		1.94		2.57		2.40
Minnesota	100		108		5.70		4.15		7.59		7.53
Other	4,003		4,361		4.35		5.06		7.22		7.33

Total	7,639		8,429		5.80		6.74		10.90		12.16

Total core and liquidating portfolios	$122,971		123,827		3.28		3.58		4.00		4.48

(1)	Consists of real estate 1-4 family junior lien mortgages and lines of credit secured by real estate, excluding PCI loans.
(2)	Includes equity lines of credit and closed-end second liens associated with the Pick-a-Pay portfolio totaling $1.7 billion at June 30, 2010, and $1.8 billion at December 31, 2009.

Wells Fargo Financial
Wells Fargo Financial’s portfolio consists of real estate loans, substantially all of which are secured debt consolidation loans, and both prime and non-prime auto secured loans, unsecured loans and credit cards. In July 2010, we announced the restructuring of our Wells Fargo Financial division and that we are exiting the origination of non-prime portfolio mortgage loans. The remaining consumer and commercial loan products offered through Wells Fargo Financial will be realigned with those offered by our other business units and will be available through our expanded network of community banking and home mortgage stores.
Wells Fargo Financial had $23.5 billion in real estate secured loans at June 30, 2010, and $25.8 billion at December 31, 2009. Of this portfolio, $1.4 billion and $1.6 billion, respectively, was considered prime based on secondary market standards and has been priced to the customer accordingly. The remaining portfolio is non-prime but was originated with standards to reduce credit risk. These loans were originated through our retail channel with documented income, LTV limits based on credit quality and property characteristics, and risk-based pricing. In addition, the loans were originated without teaser rates, interest-only or negative amortization features. Credit losses in the portfolio have increased in the current economic environment compared with historical levels, but performance remained similar to prime portfolios in the industry with overall loss rates of 4.20% (annualized) in the first half of 2010 on the entire portfolio. At June 30, 2010, $7.8 billion of the portfolio was originated with customer FICO scores below 620, but these loans have further restrictions on LTV and debt-to-income ratios intended to limit the credit risk.
Wells Fargo Financial also had $13.4 billion in auto secured loans and leases at June 30, 2010, and $16.5 billion at December 31, 2009, of which $4.0 billion and $4.4 billion, respectively, were originated with customer FICO scores below 620. Loss rates in this portfolio were 2.76% (annualized) in the second quarter and 3.57% (annualized) in the first half of 2010 for FICO scores of 620 and above, and 3.59% (annualized) and 4.75% (annualized), respectively, for FICO scores below 620. These loans were priced based on relative risk. Of this portfolio, $8.3 billion represented loans and leases originated through its indirect auto business, a channel Wells Fargo Financial ceased using near the end of 2008.
Wells Fargo Financial had $7.2 billion in unsecured loans and credit card receivables at June 30, 2010, and $8.1 billion at December 31, 2009, of which $0.8 billion and $1.0 billion, respectively, was originated with customer FICO scores below 620. Net loss rates in this portfolio were 11.51% (annualized) in the second quarter and 11.41% (annualized) in the first half of 2010 for FICO scores of 620 and above, and 15.51% (annualized) and 15.08% (annualized), respectively, for FICO scores below 620. Wells Fargo Financial has tightened credit policies and managed credit lines to reduce exposure during the recent economic environment.
Credit Cards
Our credit card portfolio, a portion of which is included in the Wells Fargo Financial discussion above, totaled $22.1 billion at June 30, 2010, which represented 3% of our total outstanding loans and was smaller than the credit card portfolios of each of our large bank peers. Delinquencies of 30 days or more were 5.3% of credit card outstandings at June 30, 2010, down from 5.5% at December 31, 2009. Net charge-offs were 10.45% (annualized) for second quarter 2010, down from 11.17% (annualized) in first quarter 2010, reflecting previous risk mitigation efforts that included tightened underwriting and line management changes. Enhanced underwriting criteria and line management initiatives instituted in previous quarters continued to have positive effects on loss performance.

Nonaccrual Loans and Other Nonperforming Assets
The following table shows the comparative data for nonaccrual loans and other nonperforming assets (NPAs). We generally place loans on nonaccrual status when:
•	the full and timely collection of interest or principal becomes uncertain;
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages and auto loans) past due for interest or principal (unless both well-secured and in the process of collection); or
•	part of the principal balance has been charged off and no restructuring has occurred.
Note 1 (Summary of Significant Accounting Policies — Loans) to Financial Statements in our 2009 Form 10-K describes our accounting policy for nonaccrual and impaired loans.
NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS

	June 30 ,	Mar. 31	,	Dec. 31	,
(in millions)	2010	2010		2009

Nonaccrual loans:
Commercial and commercial real estate:
Commercial (includes LHFS of $12, $0 and $19)	$3,843	4,273		4,397
Real estate mortgage	4,689	4,345		3,696
Real estate construction (includes LHFS of $7, $7 and $8)	3,429	3,327		3,313
Lease financing	163	185		171

Total commercial and commercial real estate	12,124	12,130		11,577

Consumer:
Real estate 1-4 family first mortgage (includes MHFS of $450, $412 and $339)	12,865	12,347		10,100
Real estate 1-4 family junior lien mortgage	2,391	2,355		2,263
Other revolving credit and installment	316	334		332

Total consumer	15,572	15,036		12,695

Foreign	115	135		146

Total nonaccrual loans (1)(2)	27,811	27,301		24,418

As a percentage of total loans	3.63%	3.49		3.12
Foreclosed assets:
GNMA loans (3)	$1,344	1,111		960
Other	3,650	2,970		2,199
Real estate and other nonaccrual investments (4)	131	118		62

Total nonaccrual loans and other nonperforming assets	$32,936	31,500		27,639

As a percentage of total loans	4.30%	4.03		3.53

(1)	Excludes loans acquired from Wachovia that are accounted for as PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.
(2)	See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2009 Form 10-K for further information on impaired loans.
(3)	Consistent with regulatory reporting requirements, foreclosed real estate securing Government National Mortgage Association (GNMA) loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(4)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans, and nonaccrual debt securities.

Total NPAs were $32.9 billion (4.30% of total loans) at June 30, 2010, and included $27.8 billion of nonaccrual loans and $5.1 billion of foreclosed assets, real estate, and other nonaccrual investments. The growth rate in nonaccrual loans slowed in second quarter 2010, while the balance still increased from first quarter 2010 by $510 million. The growth in second quarter occurred in the real estate portfolios (commercial and residential) which consist of secured loans. Nonaccruals in all other loan portfolios were essentially flat or down. New inflows to nonaccrual loans continued to decline (down 18% linked quarter). The amount of disposed nonaccruals increased (up 12% linked quarter), but was below the level of inflows.
Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status. During 2009, due to purchase accounting, the rate of growth in nonaccrual loans was higher than it would have been without PCI loan accounting because the balance of nonaccrual loans in Wachovia’s loan portfolio was approximately zero at the beginning of 2009, due to purchase accounting write-downs taken at the close of acquisition. The impact of purchase accounting on our credit data will diminish over time. In addition, we have also increased loan modifications and restructurings to assist homeowners and other borrowers in the current difficult economic cycle. This increase is expected to result in elevated nonaccrual loan levels in those portfolios which are being actively modified for longer periods because consumer nonaccrual loans that have been modified remain in nonaccrual status generally until a borrower has made six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to the modification. Loans are re-underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. For an accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in a nonaccrual status generally until the borrower has made six consecutive months of payments, or equivalent.
Loss expectations for nonaccrual loans are driven by delinquency rates, default probabilities and severities. While nonaccrual loans are not free of loss content, we believe the estimated loss exposure remaining in these balances is significantly mitigated by four factors. First, 98% of nonaccrual loans are secured. Second, losses have already been recognized on 39% of the consumer nonaccruals and 33% of commercial nonaccruals. Residential nonaccrual loans are written down to net realizable value at 180 days past due, except for loans that go into trial modification prior to going 180 days past due, which are not written down in the trial period (3 months) as long as trial payments are being made timely. Third, as of June 30, 2010, 54% of commercial nonaccrual loans were current on interest. Fourth, there are certain nonaccruals for which there are loan level reserves in the allowance, while others are covered by pool level reserves.
Commercial and CRE nonaccrual loans, net of write-downs, amounted to $12.1 billion at both June 30 and March 31, 2010. Consumer nonaccrual loans (including nonaccrual troubled debt restructurings (TDRs)) amounted to $15.6 billion at June 30, 2010, compared with $15.0 billion at March 31, 2010. The $536 million increase in nonaccrual consumer loans from March 31, 2010, represented an increase of $518 million in 1-4 family first mortgage loans and an increase of $36 million in 1-4 family junior liens. Residential mortgage nonaccrual loans increased largely due to slower disposition as quarterly inflow has remained relatively stable. Federal government programs, such as HAMP, and Wells Fargo proprietary programs, such as the Company’s Pick-a-Pay Mortgage Assistance program, require customers to provide updated documentation and complete trial repayment periods, to evidence sustained performance, before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, many states, including California and Florida where Wells Fargo has significant exposures, have enacted legislation that significantly increases the time frames to complete the foreclosure process, meaning that loans will remain in nonaccrual status for longer periods. At the conclusion of the foreclosure process, we continue to sell real estate owned in a very timely fashion.
When a consumer real estate loan is 120 days past due, we move it to nonaccrual status and when the loan reaches 180 days past due it is our policy to write these loans down to net realizable value, except for trial modifications. Thereafter, we revalue each loan in nonaccrual status regularly and recognize additional charges if needed. Our quarterly market classification process, employed since late 2007, indicates as of June 30, 2010, that home values in most metropolitan statistical areas have stabilized. We anticipate manageable additional write-downs while properties work through the foreclosure process.
Of the $15.6 billion of consumer nonaccrual loans:
•	99% are secured, substantially all by real estate; and
•	21% have a combined LTV ratio of 80% or below.
In addition to the $15.6 billion of consumer nonaccrual loans, there were also accruing consumer TDRs of $8.2 billion at June 30, 2010. In total, there were $23.8 billion of consumer nonaccrual loans and accruing TDRs at June 30, 2010.
NPAs at June 30, 2010, included $1.3 billion of loans that are FHA insured or VA guaranteed, which are expected to have little to no loss content, and $3.7 billion of foreclosed assets, which have been written down to the value of the underlying collateral. Foreclosed assets increased $913 million, or 22%, in second quarter 2010 from the prior quarter. Of this increase, $427 million were foreclosed loans from the PCI portfolio that are now recorded as foreclosed assets. The majority of the inherent loss content in these assets has already been accounted for, and increases to this population of assets should have minimal additional impact to expected loss levels.
Given our real estate-secured loan concentrations and current economic conditions, we anticipate continuing to hold a high level of NPAs on our balance sheet. We believe the loss content in the nonaccrual loans has either already been realized or provided for in the allowance for credit losses at June 30, 2010. We remain focused on proactively identifying problem credits, moving them to nonperforming status and recording the loss content in a timely manner. We’ve increased staffing in our workout and collection organizations to ensure troubled borrowers receive the attention and help they need. See the “Risk Management — Allowance for Credit Losses” section in this Report for additional information. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower.

Troubled Debt Restructurings (TDRs)
The following table provides information regarding the recorded investment in loans modified in TDRs.

	June 30	,	Mar. 31	,	Dec. 31	,
(in millions)	2010		2010		2009

Consumer TDRs:
Real estate 1-4 family first mortgage	$9,525		7,972		6,685
Real estate 1-4 family junior lien mortgage	1,469		1,563		1,566
Other revolving credit and installment	502		310		17

Total consumer TDRs	11,496		9,845		8,268

Commercial and commercial real estate TDRs	656		386		265

Total TDRs	$12,152		10,231		8,533

TDRs on nonaccrual status	$3,877		2,738		2,289
TDRs on accrual status	8,275		7,493		6,244

Total TDRs	$12,152		10,231		8,533

We establish an impairment reserve when a loan is restructured in a TDR. The impairment reserve for TDRs was $2.9 billion at June 30, 2010, and $1.8 billion at December 31, 2009. Total charge-offs related to loans modified in a TDR were $486 million and $163 million for the six months ended 2010 and 2009, respectively.
Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We underwrite consumer loans at the time of restructuring to determine if there is sufficient evidence of sustained repayment capacity based on the borrower’s documented income, debt to income ratios, and other factors. Any loans lacking sufficient evidence of sustained repayment capacity at the time of modification are charged down to the fair value of the collateral. If the borrower has demonstrated performance under the previous terms and the underwriting process shows capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in nonaccrual status until the borrower demonstrates a sustained period of performance which we generally believe to be six consecutive months of payments, or equivalent. Loans will also be placed on nonaccrual, and a corresponding charge-off recorded to the loan balance, if we believe that principal and interest contractually due under the modified agreement will not be collectible.
We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off. When a TDR performs in accordance with its modified terms, the loan either continues to accrue interest (for performing loans), or will return to accrual status after the borrower demonstrates a sustained period of performance.

Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual. PCI loans are excluded from the disclosure of loans 90 days or more past due and still accruing interest. Even though certain of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the accretable yield under the accounting for PCI loans and not to contractual interest payments.
Loans 90 days or more past due and still accruing totaled $19.4 billion at June 30, 2010, and $22.2 billion at December 31, 2009. The totals included $14.4 billion and $15.3 billion, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools and similar loans whose repayments are insured by the FHA or guaranteed by the VA.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING (EXCLUDING INSURED/GUARANTEED GNMA AND SIMILAR LOANS) (1)

	June 30	,	Dec. 31	,
(in millions)	2010		2009

Commercial and commercial real estate:
Commercial	$540		590
Real estate mortgage	654		1,014
Real estate construction	471		909

Total commercial and commercial real estate	1,665		2,513

Consumer:
Real estate 1-4 family first mortgage (2)	1,049		1,623
Real estate 1-4 family junior lien mortgage (2)	352		515
Credit card	610		795
Other revolving credit and installment	1,300		1,333

Total consumer	3,311		4,266

Foreign	21		73

Total	$4,997		6,852

(1)	The carrying value of PCI loans contractually 90 days or more past due was $15.1 billion at June 30, 2010, and $16.1 billion at December 31, 2009. These amounts are excluded from the above table as PCI loan accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See table on page 17 for detail of PCI loans.
(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

Net Charge-offs
NET CHARGE-OFFS

	Quarter ended June 30			,	Six months ended June 30			,
	2010		2009		2010		2009
		As a		As a		As a		As a
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	average	charge-	average	charge-	average	charge-	average
($ in millions)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Commercial and commercial real estate:
Commercial	$689	1.87%	$704	1.51%	$1,339	1.77%	$1,260	1.32%
Real estate mortgage	360	1.47	119	0.49	631	1.30	138	0.29
Real estate construction	238	2.90	259	2.48	632	3.70	364	1.73
Lease financing	27	0.78	61	1.68	56	0.82	78	1.04

Total commercial and commercial real estate	1,314	1.80	1,143	1.35	2,658	1.80	1,840	1.07

Consumer:
Real estate 1-4 family first mortgage	1,009	1.70	758	1.26	2,320	1.94	1,149	0.95
Real estate 1-4 family junior lien mortgage	1,184	4.62	1,171	4.33	2,633	5.10	2,018	3.72
Credit card	579	10.45	664	11.59	1,222	10.82	1,246	10.86
Other revolving credit and installment	361	1.64	604	2.66	908	2.05	1,300	2.86

Total consumer	3,133	2.79	3,197	2.77	7,083	3.12	5,713	2.47

Foreign	42	0.57	46	0.61	78	0.54	91	0.58

Total	$4,489	2.33%	$4,386	2.11%	$9,819	2.52%	$7,644	1.82%

(1)	Net charge-offs as a percentage of average loans are annualized.
Net charge-offs in second quarter 2010 were $4.5 billion (2.33% of average total loans outstanding, annualized) compared with $5.3 billion (2.71%) in first quarter 2010, and $4.4 billion (2.11%) a year ago. This quarter’s significant reduction in credit losses confirms our prior outlook that credit losses peaked in fourth quarter 2009 and credit quality appears to have improved earlier and to a greater extent than we had previously expected. Total credit losses included $1.3 billion of commercial and commercial real estate loans (1.80%) and $3.1 billion of consumer loans (2.79%) in second quarter 2010 as shown in the table above.
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
We employ a disciplined process and methodology to establish our allowance for loan losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade specific loss factors. The process involves subjective as well as complex judgments. In addition, we review a variety of credit metrics and trends. However, these trends are not determinative of the adequacy of the allowance as we use several analytical tools in determining the adequacy of the allowance.
For individually graded (typically commercial) portfolios, we generally use loan-level credit quality ratings, which are based on borrower information and strength of collateral, combined with historically based grade specific loss factors. The allowance for individually rated nonaccruing commercial loans with an outstanding exposure of $10 million or greater is determined through an individual impairment analysis. Those individually rated nonaccruing commercial loans with exposures below $10 million are evaluated using a loss factor assumption. For statistically evaluated portfolios (typically consumer), we generally leverage models that use credit-related characteristics such as credit rating scores, delinquency migration rates, vintages, and portfolio concentrations to estimate loss content. Additionally, the allowance for TDRs is based on the risk characteristics of the modified loans and the resultant estimated cash flows discounted at the pre-modification effective yield of the loan. While the allowance is determined using product and business segment estimates, it is available to absorb losses in the entire loan portfolio.
At June 30, 2010, the allowance for loan losses totaled $24.6 billion (3.21% of total loans), compared with $25.1 billion (3.22%), at March 31, 2010. The allowance for credit losses was $25.1 billion (3.27% of total loans) at June 30, 2010, and $25.7 billion (3.28%) at March 31, 2010. The allowance for credit losses included $225 million at June 30, 2010, and $247 million at March 31, 2010, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs. The reserve for unfunded credit commitments was $501 million at June 30, 2010, and $533 million at March 31, 2010. In addition to the allowance for credit losses there was $16.2 billion of nonaccretable difference at June 30, 2010, and $19.9 billion at March 31, 2010, to absorb losses for PCI loans. For additional information on PCI loans, see the “Balance Sheet Analysis — Loan Portfolio” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans was 90% at June 30, 2010, and 94% at March 31, 2010. In general, this ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages, auto and other consumer loans at June 30, 2010.
Total provision for credit losses was $4.0 billion in second quarter 2010, down from the peak of $6.1 billion in third quarter 2009 and from $5.3 billion in first quarter 2010. The second quarter 2010 provision included a $500 million reserve release, compared with a $700 million reserve build a year ago. Total provision for credit losses was $9.3 billion for the first half of 2010, including the $500 million second quarter reserve release, compared with $9.6 billion for the first half of 2009, which included a $2.0 billion reserve build.
We believe the allowance for credit losses of $25.1 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2010. The allowance for credit losses is subject to change and we consider existing factors at the time, including economic and market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in our 2009 Form 10-K.

Reserve for Mortgage Loan Repurchase Losses
We sell mortgage loans to various parties, including government sponsored entities (GSEs), under contractual provisions that include various representations and warranties which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and similar matters. We may be required to repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan (collectively “repurchase”) in the event of a material breach of such contractual representations or warranties. The time periods specified in our mortgage loan sales contracts to respond to repurchase requests vary, but are generally 90 days or less and generally include no specific remedies if the repurchase time period is not met. Upon receipt of a repurchase request, we work with our investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and determine if a contractually required repurchase event occurred. Occasionally, in lieu of conducting the loan level evaluation, we may negotiate global settlements in order to resolve a pipeline of demands in lieu of repurchasing the loans. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.
We establish mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. Such factors incorporate estimated levels of defects based on internal quality assurance sampling, default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), reimbursement by correspondent and other third party originators, and projected loss severity. We establish a reserve at the time loans are sold and continually update our reserve estimate during their life. Although investors may demand repurchase at any time, the majority of repurchase demands occurs in the first 24 to 36 months following origination of the mortgage loan and can vary by investor. Currently, repurchase demands primarily relate to 2006 through 2008 vintages. For additional information on our repurchase liability, including an adverse impact analysis, see Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.
During second quarter 2010, we continued to experience elevated levels of repurchase activity measured by number of loans, investor repurchase demands and our level of repurchases. In the second quarter and first half of 2010 we repurchased or otherwise settled mortgage loans with balances of $530 million and $1.1 billion, respectively, and incurred net losses on repurchased or settled loans of $270 million and $442 million, respectively. Most repurchases under our representation and warranty provisions are attributable to borrower misrepresentations and appraisals obtained at origination that investors believe do not fully comply with applicable industry standards. A majority of our repurchases continued to be government agency conforming loans from Freddie Mac and Fannie Mae and predominantly from 2006 through 2008 originations.

Adjustments made to our mortgage repurchase reserve in recent periods have incorporated the increase in repurchase demands and mortgage insurance rescissions that we have experienced. The table below provides the number of unresolved repurchase demands and mortgage insurance rescissions as of June 30, 2010, and December 31, 2009.

	June 30, 2010		Dec. 31, 2009
		Original		Original
	Number of	loan	Number of	loan
($ in millions)	loans	balance (1)	loans	balance (1)

Government sponsored entities (2)	12,536	$2,840	8,354	$1,911
Private	3,160	707	2,929	886
Mortgage insurance rescissions (3)	2,979	760	2,965	859

Total	18,675	$4,307	14,248	$3,656

(1)	While original loan balance related to these demands is presented above, the establishment of the repurchase reserve is based on a combination of factors, such as our appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity, which is driven by the difference between the current loan balance and the estimated collateral value less costs to sell the property.
(2)	Includes repurchase demands of 2,141 and $417 million and 1,536 and $322 million for June 30, 2010, and December 31, 2009, respectively, received from investors on mortgage servicing rights acquired from other originators. We have the right of recourse against the seller for these repurchase demands and would only incur a loss on these demands for counterparty risk associated with the seller.
(3)	As part of our representations and warranties in our loan sales contracts, we represent that certain loans have mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer, the lack of insurance may result in a repurchase demand from an investor.
Customary with industry practice, Wells Fargo has the right of recourse against correspondent lenders with respect to representations and warranties. Of the repurchase demands presented in the table above, approximately 20% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we typically recover on average approximately 50% from these lenders, and this estimate of their performance is incorporated in the establishment of our mortgage repurchase reserve.
Our reserve for repurchases, included in “Accrued expenses and other liabilities” in our consolidated financial statements, was $1.4 billion at June 30, 2010, and $1.0 billion at December 31, 2009. In the second quarter and first half of 2010, $382 million and $784 million, respectively, of additions to the reserve were recorded, which reduced net gains on mortgage loan origination/sales. Our additions to the repurchase reserve this quarter reflect updated assumptions about the losses we expect on repurchases as well as the recent increase in repurchase demands and mortgage insurance rescissions as noted above. Also, based on current uncertainty about the economic recovery and the loss severity we continue to experience on repurchased loans, we extended our assumptions about the time period over which we will incur the current elevated level of loss severity.
The following table summarizes the changes in our mortgage repurchase reserve.

					Six months
	Quarter ended				ended		Year ended
	June 30	,	March 31	,	June 30	,	Dec. 31	,
(in millions)	2010		2010		2010		2009

Balance, beginning of period	$1,263		1,033		1,033		620
Provision for repurchase losses:
Loan sales	36		44		80		302
Change in estimate — primarily due to credit deterioration	346		358		704		625

Total additions	382		402		784		927
Losses	(270)		(172)		(442)		(514)

Balance, end of period	$1,375		1,263		1,375		1,033

The mortgage repurchase reserve of $1.4 billion at June 30, 2010, represents our best estimate of the probable loss that we may incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. There may be a wide range of reasonably possible losses in excess of the estimated liability that cannot be estimated with confidence. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the reserve for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs and other significant investors to monitor and address their repurchase demand practices and concerns.
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
Interest Rate Risk
Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of June 30, 2010, our most recent simulation indicated estimated earnings at risk of approximately 1.5% of our most likely earnings plan over the next 12 months using a scenario in which the federal funds rate rises to 4.25% and the 10-year Constant Maturity Treasury bond yield rises to 5.00%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
We use exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount, credit risk amount and estimated net fair value of these derivatives as of June 30, 2010, and December 31, 2009, are presented in Note 11 (Derivatives) to Financial Statements in this Report.
For additional information regarding interest rate risk, see pages 66-67 of our 2009 Form 10-K.

Mortgage Banking Interest Rate and Market Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For a discussion of mortgage banking interest rate and market risk, see pages 67-69 of our 2009 Form 10-K.
In second quarter 2010, a $2.7 billion decrease in the fair value of our MSRs and $3.3 billion gain on free-standing derivatives used to hedge the MSRs resulted in a net gain of $626 million. This net gain was largely due to hedge-carry income which reflected the low short-term interest rate environment. The net gain on the MSR of $626 million in second quarter 2010 was down from $989 million in first quarter 2010 and $1.0 billion a year ago, due to a change in the composition of the hedge and a hedge position that considered natural business offsets.
While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of adjustable-rate mortgages (ARMs) production held for sale from changes in mortgage interest rates may or may not be fully offset by Treasury and LIBOR index-based financial instruments used as economic hedges for such ARMs. Additionally, the hedge-carry income we earn on our economic hedges for the MSRs may not continue if the spread between short-term and long-term rates decreases, we shift the composition of the hedge to more interest rate swaps, or there are other changes in the market for mortgage forwards that impact the implied carry.
For additional information regarding other risk factors related to the mortgage business, see pages 67-69 of our 2009 Form 10-K.
The total carrying value of our residential and commercial MSRs was $14.3 billion at June 30, 2010, and $17.1 billion at December 31, 2009. The weighted-average note rate on our portfolio of loans serviced for others was 5.53% at June 30, 2010, and 5.66% at December 31, 2009. Our total MSRs were 0.76% of mortgage loans serviced for others at June 30, 2010, compared with 0.91% at December 31, 2009.

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
The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VaR) metrics complemented with factor analysis and stress testing. VaR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VaR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VaR throughout second quarter 2010 was $30 million, with a lower bound of $24 million and an upper bound of $40 million. For additional information regarding market risk related to trading activities, see page 69 of our 2009 Form 10-K.
Market Risk — Equity Markets
We are directly and indirectly affected by changes in the equity markets. For additional information regarding market risk related to equity markets, see page 69 of our 2009 Form 10-K.
The following table provides information regarding our marketable and nonmarketable equity investments.

	June 30	,	Dec. 31	,
(in millions)	2010		2009

Nonmarketable equity investments:
Private equity investments:
Cost method	$3,769		3,808
Equity method	6,144		5,138
Federal bank stock	6,024		5,985
Principal investments	360		1,423

Total nonmarketable equity investments (1)	$16,297		16,354

Marketable equity securities:
Cost	$4,571		4,749
Net unrealized gains	592		843
Total marketable equity securities (2)	$5,163		5,592

(1)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(2)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

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
Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2010, core deposits funded 99% of the Company’s loan portfolio. Additional funding is provided by long-term debt (including trust preferred securities), other foreign deposits and short-term borrowings (federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets generally will consider, among other factors, a company’s credit rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of Federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit ratings; however, a reduction in our credit ratings would not cause us to violate any of our debt covenants. See the “Risk Factors” section of this Report and our First Quarter Form 10-Q for additional information regarding recent legislative developments and our credit ratings.
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
At June 30, 2010, the Parent had outstanding short-term debt of $10.2 billion and long-term debt of $110.2 billion under these authorities. During the first half of 2010, the Parent issued a total of $1.3 billion in non-guaranteed registered senior notes. Effective August 2009, the Parent established an SEC registered $25 billion medium-term note program series I and J (MTN — I&J), under which it may issue senior and subordinated debt securities. Also, effective April 2010, the Parent established an SEC registered $25 billion medium-term note program series K (MTN — K), under which it may issue senior debt securities linked to one or more indices. In December 2009, the Parent established a $25 billion European medium-term note programme (EMTN), under which it may issue senior and subordinated debt securities. In March 2010, the Parent increased its Australian medium-term note programme (AMTN) from A$5 billion to A$10 billion, under which it may issue senior and subordinated debt securities. The EMTN and AMTN securities are not registered with the SEC and may not be offered in the United States without applicable exemptions from registration. The Parent has $21.8 billion, $25.0 billion, $25.0 billion, and A$6.8 billion available for issuance under the MTN - I&J, MTN - K, EMTN and AMTN, respectively. The proceeds from securities issued in the first half of 2010 were used for general corporate purposes, and we expect the proceeds from securities issued in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. In December 2007, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in long-term senior or subordinated notes. At June 30, 2010, Wells Fargo Bank, N.A. had remaining issuance capacity on the bank note program of $50 billion in short-term senior notes and $50 billion in long-term senior or subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. Effective March 20, 2010, Wachovia Bank, N.A. merged with and into Wells Fargo Bank, N.A.
Wells Fargo Financial. In January 2010, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion in medium-term notes for distribution from time to time in Canada. At June 30, 2010, CAD$7.0 billion remained available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.
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
CAPITAL MANAGEMENT
We have an active program for managing stockholders’ equity and regulatory capital and we maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital internally primarily through the retention of earnings net of dividends. Our objective is to maintain capital levels at the Company and its bank subsidiaries above the regulatory “well-capitalized” thresholds by an amount commensurate with our risk profile. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $4.6 billion from December 31, 2009, predominantly from Wells Fargo net income of $5.6 billion, less common and preferred dividends of $889 million. During the first half of 2010, we issued approximately 55 million shares of common stock, with net proceeds of $865 million, including 18 million shares during the period under various employee benefit (including our employee stock option plan) and director plans, as well as under our dividend reinvestment and direct stock purchase programs.
On April 29, 2010, following stockholder approval, the Company amended its certificate of incorporation to provide for an increase in the number of shares of the Company’s common stock authorized for issuance from 6 billion to 9 billion.
From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and regulatory and legal considerations. The FRB published clarifying supervisory guidance in first quarter 2009, SR 09-4 Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies, pertaining to the FRB’s criteria, assessment and approval process for reductions in capital. As with all 19 participants in the FRB’s Supervisory Capital Assessment Program, under this supervisory letter, before repurchasing our common shares, we must consult with the FRB staff and demonstrate that the proposed actions are consistent with the existing supervisory guidance, including demonstrating that our internal capital assessment process is consistent with the complexity of our activities and risk profile. In 2008, the Board authorized the repurchase of up to 25 million additional shares of our outstanding common stock. During second quarter 2010, we repurchased 1 million shares of our common stock, all from our employee benefit plans. At June 30, 2010, the total remaining common stock repurchase authority was approximately 4 million shares.
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
In connection with our participation in the Troubled Asset Relief Program Capital Purchase Program, we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. The Board has authorized the repurchase of up to $1 billion of the warrants, including the warrants purchased in the auction. As of June 30, 2010, $460 million of that authority remained. Depending on market conditions, we may repurchase from time to time additional warrants and/or our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.
The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At June 30, 2010, the Company and each of our subsidiary banks were “well capitalized” under applicable regulatory capital adequacy guidelines. See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

Current regulatory RBC rules are based primarily on broad credit-risk considerations and limited market-related risks, but do not take into account other types of risk a financial company may be exposed to. Our capital adequacy assessment process contemplates a wide range of risks that the Company is exposed to and also takes into consideration our performance under a variety of economic conditions, as well as regulatory expectations and guidance, rating agency viewpoints and the view of capital market participants.
At June 30, 2010, stockholders’ equity and Tier 1 common equity levels were higher than the quarter ending prior to the Wachovia acquisition. During 2009, as regulators and the market focused on the composition of regulatory capital, the Tier 1 common equity ratio gained significant prominence as a metric of capital strength. There is no mandated minimum or “well capitalized” standard for Tier 1 common equity; instead the RBC rules state voting common stockholders’ equity should be the dominant element within Tier 1 common equity. Tier 1 common equity was $73.9 billion at June 30, 2010, or 7.61% of risk-weighted assets, an increase of $8.4 billion from December 31, 2009. The following table provides the details of the Tier 1 common equity calculation.
TIER 1 COMMON EQUITY (1)

			June 30 ,	Dec. 31 ,
(in billions)			2010	2009

Total equity			$121.4	114.4
Less:	Noncontrolling interests		(1.6)	(2.6)

Total Wells Fargo stockholders’ equity			119.8	111.8

Less:	Preferred equity		(8.1)	(8.1)
	Goodwill and intangible assets (other than MSRs)		(36.7)	(37.7)
	Applicable deferred taxes		5.0	5.3
	Deferred tax asset limitation		—	(1.0)
	MSRs over specified limitations		(1.0)	(1.6)
	Cumulative other comprehensive income		(4.8)	(3.0)
	Other		(0.3)	(0.2)

	Tier 1 common equity	(A)	$73.9	65.5

Total risk-weighted assets (2)		(B)	$970.8	1,013.6

Tier 1 common equity to total risk-weighted assets		(A)/(B)	7.61%	6.46

(1)	Tier 1 common equity is a non-generally accepted accounting principle (GAAP) financial measure that is used by investors, analysts and bank regulatory agencies, to assess the capital position of financial services companies. Tier 1 common equity includes total Wells Fargo stockholders’ equity, less preferred equity, goodwill and intangible assets (excluding MSRs), net of related deferred taxes, adjusted for specified Tier 1 regulatory capital limitations covering deferred taxes, MSRs, and cumulative other comprehensive income. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

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
For the securities available-for-sale portfolio, we typically use independent pricing services and brokers to obtain fair value based upon quoted prices. We determine the most appropriate and relevant pricing service for each security class and generally obtain one quoted price for each security. For securities in our trading portfolio, we typically use prices developed internally by our traders to measure the security at fair value. Internal traders base their prices upon their knowledge of current market information for the particular security class being valued. Current market information includes recent transaction prices for the same or similar securities, liquidity conditions, relevant benchmark indices and other market data. For both trading and available-for-sale securities, we validate prices using a variety of methods, including but not limited to, comparison to pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices and, for securities valued using external pricing services or brokers, review of pricing by Company personnel familiar with market liquidity and other market-related conditions. We believe the determination of fair value for our securities is consistent with the accounting guidance on fair value measurements.

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

	June 30, 2010		December 31, 2009
	Total		Total
($ in billions)	balance	Level 3 (1)	balance	Level 3 (1)

Assets carried at fair value	$260.4	47.2	277.4	52.0
As a percentage of total assets	21%	4	22	4
Liabilities carried at fair value	$21.8	8.2	22.8	7.9
As a percentage of total liabilities	2%	1	2	1

(1)	Before derivative netting adjustments.
See Note 12 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for a complete discussion on our use of fair valuation of financial instruments, our related measurement techniques and its impact to our financial statements.

Current Accounting Developments
The following accounting pronouncements have been issued by the Financial Accounting Standards Board, but are not yet effective:
•	Accounting Standards Update (ASU or Update) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses;
•	ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset; and
•	ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives.
ASU 2010-20 requires enhanced disclosures for the allowance for credit losses and financing receivables, which include certain loans and long-term accounts receivable. Companies will be required to disaggregate credit quality information, including receivables on nonaccrual status, aging of past due receivables, and the roll forward of the allowance for credit losses, by portfolio segment or class of financing receivable. Portfolio segment is the level at which an entity evaluates credit risk and determines its allowance for credit losses, and class of financing receivable is generally a lower level of portfolio segment. Companies must also provide more granular information on the nature and extent of TDRs and their effect on the allowance for credit losses. This guidance is effective for us in fourth quarter 2010 with prospective application. Our adoption of the Update will not affect our consolidated financial statement results since it amends only the disclosure requirements for financing receivables and the allowance for credit losses.
ASU 2010-18 provides guidance for modified PCI loans that are accounted for within a pool. Under the new guidance, modified PCI loans should not be removed from a pool even if those loans would otherwise be deemed troubled debt restructurings. The Update also clarifies that entities should consider the impact of modifications on a pool of PCI loans when evaluating that pool for impairment. These accounting changes are effective for us in third quarter 2010 with early adoption permitted. Our adoption of the Update will not affect our consolidated financial statement results, as the new guidance is consistent with our current accounting practice.
ASU 2010-11 provides guidance clarifying when entities should evaluate embedded credit derivative features in financial instruments issued from structures such as collateralized debt obligations (CDOs) and synthetic CDOs. The Update clarifies that bifurcation and separate accounting is not required for embedded credit derivative features that are only related to the transfer of credit risk that occurs when one financial instrument is subordinate to another. Embedded derivatives related to other types of credit risk must be analyzed to determine the appropriate accounting treatment. The guidance also allows companies to elect fair value option upon adoption for any investment in a beneficial interest in securitized financial assets. By making this election, companies would not be required to evaluate whether embedded credit derivative features exist for those interests. This guidance is effective for us in third quarter 2010. Our adoption of this standard is not expected to have a material impact on our financial statements.

FORWARD-LOOKING STATEMENTS
This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements in this Report include, but are not limited to, statements we make about: (i) future results of the Company; (ii) future credit quality and expectations regarding future loan losses in our loan portfolios and life-of-loan estimates, including our belief that credit quality has turned the corner and quarterly provision expense and quarterly total credit losses have peaked, and that the positive trend in credit quality is expected to continue over the coming year; the level and loss content of nonperforming assets and nonaccrual loans; the adequacy of the allowance for loan losses, including our current expectation of future reductions in the allowance for loan losses; and the reduction or mitigation of risk in our loan portfolios and the effects of loan modification programs; (iii) the merger integration of the Company and Wachovia, including expense savings, merger costs and revenue synergies; (iv) the expected outcome and impact of legal, regulatory and legislative developments; and (v) the Company’s plans, objectives and strategies.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•	current and future economic and market conditions, including the effects of further declines in housing prices and high unemployment rates;
•	the terms of capital investments or other financial assistance provided by the U.S. government;
•	our capital requirements and the ability to raise capital on favorable terms, including regulatory capital standards as determined by applicable regulatory authorities;
•	financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and legislation and regulation relating to overdraft fees (and changes to our overdraft practices as a result thereof), credit cards, and other bank services;
•	legislative proposals to allow mortgage cram-downs in bankruptcy or require other loan modifications;
•	the extent of our success in our loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications or changes in such requirements or guidance;
•	our ability to successfully integrate the Wachovia merger and realize the expected cost savings and other benefits and the effects of any delays or disruptions in systems conversions relating to the Wachovia integration;
•	our ability to realize the efficiency initiatives to lower expenses when and in the amount expected;
•	recognition of OTTI on securities held in our available-for-sale portfolio;
•	the effect of changes in interest rates on our net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;
•	hedging gains or losses;
•	disruptions in the capital markets and reduced investor demand for mortgage loans;

•	our ability to sell more products to our customers;
•	the effect of the economic recession on the demand for our products and services;
•	the effect of the fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;
•	our election to provide support to our mutual funds for structured credit products they may hold;
•	changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied or interpreted;
•	mergers, acquisitions and divestitures;
•	changes in the Company’s credit ratings and changes in the credit quality of the Company’s customers or counterparties;
•	reputational damage from negative publicity, fines, penalties and other negative consequences from regulatory violations and legal actions;
•	the loss of checking and saving account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin;
•	fiscal and monetary policies of the Federal Reserve Board; and
•	the other risk factors and uncertainties described under “Risk Factors” in our 2009 Form 10-K and First Quarter Form 10-Q, and under “Risk Factors” in this Report.
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
RISK FACTORS
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss above under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market and litigation risks, the “Risk Factors” and “Regulation and Supervision” sections in our 2009 Form 10-K, the “Risk Factors” section in our First Quarter Form 10-Q, and the “Forward-Looking Statements” section of this Report for a discussion of risk factors.
The following risk factor supplements the risk factors set forth in our 2009 Form 10-K and First Quarter Form 10-Q and should be read in conjunction with the other risk factors described in those reports and in this Report.

Enacted legislation and regulation, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us or otherwise adversely affect our business operations and/or competitive position.
Economic, financial, market and political conditions during the past few years have led to new legislation and regulation in the United States and in other jurisdictions outside of the United States where we conduct business. These laws and regulations may affect the manner in which we do business and the products and services that we provide, affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue in businesses or impose additional fees, assessments or taxes on us, intensify the regulatory supervision of us and the financial services industry, and adversely affect our business operations or have other negative consequences.
For example, in 2009 several legislative and regulatory initiatives were adopted that will have an impact on our businesses and financial results, including FRB amendments to Regulation E, which, among other things, affect the way we may charge overdraft fees beginning on July 1, 2010, and the enactment of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the Card Act), which, among other things, affects our ability to change interest rates and assess certain fees on card accounts. We currently estimate that the Regulation E amendments, including our implementation of certain policy changes to our overdraft practices, will reduce our 2010 fee revenue by approximately $225 million (after-tax) in third quarter 2010 and $275 million (after-tax) in fourth quarter 2010. We currently estimate that implementation of the Card Act regulations will have a net impact of $30 million (after-tax) in third quarter 2010. The actual impact of the Regulation E amendments and the Card Act in 2010 and future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other potential offsetting factors.
On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act, among other things, (i) establishes a new Financial Stability Oversight Council to monitor systemic risk posed by financial firms and imposes additional and enhanced FRB regulations on certain large, interconnected bank holding companies and systemically significant nonbanking firms intended to promote financial stability; (ii) creates a liquidation framework for the resolution of covered financial companies, the costs of which would be paid through assessments on surviving covered financial companies; (iii) makes significant changes to the structure of bank and bank holding company regulation and activities in a variety of areas, including prohibiting proprietary trading and private fund investment activities, subject to certain exceptions; (iv) creates a new framework for the regulation of over-the-counter derivatives and new regulations for the securitization market and strengthens the regulatory oversight of securities and capital markets by the SEC; (v) establishes the Bureau of Consumer Financial Protection within the FRB, which will have sweeping powers to administer and enforce a new federal regulatory framework of consumer financial regulation and, to a certain extent, may limit the existing preemption of state laws with respect to the application of such laws to national banks; (vi) provides for increased regulation of residential mortgage activities; (vii) revises the FDIC’s assessment base for deposit insurance by changing from an assessment base defined by deposit liabilities to a risk-based system based on total assets; (viii) authorizes the FRB to issue regulations regarding the amount of any interchange transaction fee that an issuer may charge to ensure that it is reasonable and proportional to the cost incurred; and (ix) includes several corporate governance and executive compensation provisions and requirements, including mandating an advisory stockholder vote on executive compensation.
Although the Dodd-Frank Act became generally effective in July, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities as well as require more than 60 studies to be conducted over the next one to two years. Accordingly, in many respects the ultimate impact of the Dodd-Frank Act and its effects on the U.S.

financial system and the Company will not be known for an extended period of time. Nevertheless, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a loss of revenue, require us to change certain of our business practices, limit our ability to pursue certain business opportunities, increase our capital requirements and impose additional assessments and costs on us, and otherwise adversely affect our business operations and have other negative consequences, including a reduction of our credit ratings.
Any factor described in this Report or in our 2009 Form 10-K or First Quarter Form 10-Q could by itself, or together with other factors, adversely affect our financial results and condition. There are factors not discussed above or elsewhere in this Report that could adversely affect our financial results and condition.

CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2010, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter in 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarter ended June 30		,	Six months ended June 30	,
(in millions, except per share amounts)	2010	2009		2010	2009

Interest income
Trading assets	$266	206		533	472
Securities available for sale	2,385	2,887		4,800	5,596
Mortgages held for sale	405	545		792	960
Loans held for sale	30	50		64	117
Loans	10,277	10,532		20,315	21,297
Other interest income	109	81		193	172

Total interest income	13,472	14,301		26,697	28,614

Interest expense
Deposits	714	957		1,449	1,956
Short-term borrowings	21	55		39	178
Long-term debt	1,233	1,485		2,509	3,264
Other interest expense	55	40		104	76

Total interest expense	2,023	2,537		4,101	5,474

Net interest income	11,449	11,764		22,596	23,140
Provision for credit losses	3,989	5,086		9,319	9,644

Net interest income after provision for credit losses	7,460	6,678		13,277	13,496

Noninterest income
Service charges on deposit accounts	1,417	1,448		2,749	2,842
Trust and investment fees	2,743	2,413		5,412	4,628
Card fees	911	923		1,776	1,776
Other fees	982	963		1,923	1,864
Mortgage banking	2,011	3,046		4,481	5,550
Insurance	544	595		1,165	1,176
Net gains from trading activities	109	749		646	1,536
Net gains (losses) on debt securities available for sale (1)	30	(78)		58	(197)
Net gains (losses) from equity investments (2)	288	40		331	(117)
Operating leases	329	168		514	298
Other	581	476		1,191	1,028

Total noninterest income	9,945	10,743		20,246	20,384

Noninterest expense
Salaries	3,564	3,438		6,878	6,824
Commission and incentive compensation	2,225	2,060		4,217	3,884
Employee benefits	1,063	1,227		2,385	2,511
Equipment	588	575		1,266	1,262
Net occupancy	742	783		1,538	1,579
Core deposit and other intangibles	553	646		1,102	1,293
FDIC and other deposit assessments	295	981		596	1,319
Other	3,716	2,987		6,881	5,843

Total noninterest expense	12,746	12,697		24,863	24,515

Income before income tax expense	4,659	4,724		8,660	9,365
Income tax expense	1,514	1,475		2,915	3,027

Net income before noncontrolling interests	3,145	3,249		5,745	6,338
Less: Net income from noncontrolling interests	83	77		136	121

Wells Fargo net income	$3,062	3,172		5,609	6,217

Wells Fargo net income applicable to common stock	$2,878	2,575		5,250	4,959

Per share information
Earnings per common share	$0.55	0.58		1.01	1.14
Diluted earnings per common share	0.55	0.57		1.00	1.13
Dividends declared per common share	0.05	0.05		0.10	0.39
Average common shares outstanding	5,219.7	4,483.1		5,205.1	4,365.9
Diluted average common shares outstanding	5,260.8	4,501.6		5,243.0	4,375.1

(1)	Includes other-than-temporary impairment losses of $106 million and $308 million recognized in earnings, consisting of $49 million and $972 million of total other-than-temporary impairment losses, net of $(57) million and $664 million recognized in other comprehensive income, for the quarters ended June 30, 2010 and 2009, respectively, and other-than-temporary impairment losses of $198 million and $577 million recognized in earnings, consisting of $203 million and $1,575 million of total other-than-temporary impairment losses, net of $5 million and $998 million recognized in other comprehensive income, for the six months ended June 30, 2010 and 2009, respectively.
(2)	Includes other-than-temporary impairment losses of $62 million and $155 million for the quarters ended June 30, 2010 and 2009, respectively, and $167 million and $402 million for the six months ended June 30, 2010 and 2009, respectively.
The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30 ,	Dec. 31 ,
(in millions, except shares)	2010	2009

Assets
Cash and due from banks	$17,571	27,080
Federal funds sold, securities purchased under resale agreements and other short-term investments	73,898	40,885
Trading assets	47,132	43,039
Securities available for sale	157,927	172,710
Mortgages held for sale (includes $34,877 and $36,962 carried at fair value)	38,581	39,094
Loans held for sale (includes $238 and $149 carried at fair value)	3,999	5,733
Loans (includes $367 carried at fair value at June 30, 2010)	766,265	782,770
Allowance for loan losses	(24,584)	(24,516)

Net loans	741,681	758,254

Mortgage servicing rights:
Measured at fair value (residential MSRs)	13,251	16,004
Amortized	1,037	1,119
Premises and equipment, net	10,508	10,736
Goodwill	24,820	24,812
Other assets	95,457	104,180

Total assets (1)	$1,225,862	1,243,646

Liabilities
Noninterest-bearing deposits	$175,015	181,356
Interest-bearing deposits	640,608	642,662

Total deposits	815,623	824,018
Short-term borrowings	45,187	38,966
Accrued expenses and other liabilities	58,582	62,442
Long-term debt (includes $361 carried at fair value at June 30, 2010)	185,072	203,861

Total liabilities (2)	1,104,464	1,129,287

Equity
Wells Fargo stockholders’ equity:
Preferred stock	8,980	8,485
Common stock — $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,245,971,422 shares and 5,245,971,422 shares	8,743	8,743
Additional paid-in capital	52,687	52,878
Retained earnings	46,126	41,563
Cumulative other comprehensive income	4,844	3,009
Treasury stock — 14,575,741 shares and 67,346,829 shares	(631)	(2,450)
Unearned ESOP shares	(977)	(442)

Total Wells Fargo stockholders’ equity	119,772	111,786
Noncontrolling interests	1,626	2,573

Total equity	121,398	114,359

Total liabilities and equity	$1,225,862	1,243,646

(1)	Our consolidated assets at June 30, 2010, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $379 million; Trading assets, $93 million; Securities available for sale, $2.6 billion; Net loans, $20.5 billion; Other assets, $2.4 billion, and Total assets, $26.0 billion.
(2)	Our consolidated liabilities at June 30, 2010, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $346 million; Accrued expenses and other liabilities, $771 million; Long-term debt, $10.3 billion; and Total liabilities, $11.4 billion.
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

Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Net unrealized gains on securities available for sale, net of reclassification of $5 million of net losses included in net income
Net unrealized losses on derivatives and hedging activities, net of reclassification of $175 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			439,968,781	654
Common stock repurchased			(2,731,755)
Preferred stock released to ESOP
Preferred stock converted to common shares	(32,703)	(33)	2,280,480
Common stock dividends
Preferred stock dividends and accretion		198
Tax benefit upon exercise of stock options
Stock option compensation expense
Net change in deferred compensation and related plans

Net change	(32,703)	165	439,517,506	654

Balance, June 30, 2009	10,079,118	$31,497	4,668,148,395	$7,927

Balance, January 1, 2010	9,980,940	$8,485	5,178,624,593	$8,743

Cumulative effect from change in accounting for VIEs
Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Net unrealized gains on securities available for sale, net of reclassification of $134 million of net gains included in net income
Net unrealized gains on derivatives and hedging activities, net of reclassification of $204 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			37,142,817
Common stock repurchased			(2,206,165)
Preferred stock issued to ESOP	1,000,000	1,000
Preferred stock released to ESOP
Preferred stock converted to common shares	(504,847)	(505)	17,834,436
Common stock warrants repurchased
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock option compensation expense
Net change in deferred compensation and related plans

Net change	495,153	495	52,771,088	—

Balance, June 30, 2010	10,476,093	$8,980	5,231,395,681	$8,743

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity

36,026	36,543	(6,869)	(4,666)	(555)	99,084	3,232	$102,316

	53	(53)			—		—
(3,716)					(3,716)	3,716	—

32,310	36,596	(6,922)	(4,666)	(555)	95,368	6,948	102,316

	6,217				6,217	121	6,338

		35			35	(4)	31
		6,039			6,039	34	6,073
		(300)			(300)		(300)
		558			558		558

					12,549	151	12,700
(5)					(5)	(340)	(345)
7,845	(733)		1,542		9,308		9,308
			(63)		(63)		(63)
(2)				35	33		33
(40)			73		—		—
	(1,657)				(1,657)		(1,657)
	(1,258)				(1,060)		(1,060)
3					3		3
138					138		138
21			(12)		9		9

7,960	2,569	6,332	1,540	35	19,255	(189)	19,066

40,270	39,165	(590)	(3,126)	(520)	114,623	6,759	$121,382

52,878	41,563	3,009	(2,450)	(442)	111,786	2,573	$114,359

	183				183		183

	5,609				5,609	136	5,745

		(13)			(13)	(1)	(14)
		1,672			1,672	11	1,683
		144			144		144
		32			32		32

					7,444	146	7,590
17					17	(1,093)	(1,076)
21	(338)		1,182		865		865
			(68)		(68)		(68)
80				(1,080)	—		—
(40)				545	505		505
(62)			567		—		—
(540)					(540)		(540)
2	(522)				(520)		(520)
	(369)				(369)		(369)
76					76		76
67					67		67
188			138		326		326

(191)	4,563	1,835	1,819	(535)	7,986	(947)	7,039

52,687	46,126	4,844	(631)	(977)	119,772	1,626	$121,398

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30	,
(in millions)	2010	2009

Cash flows from operating activities:
Net income before noncontrolling interests	$5,745	6,338
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,319	9,644
Changes in fair value of MSRs (residential), MHFS and LHFS carried at fair value	1,384	201
Changes in fair value related to adoption of consolidation accounting guidance	424	—
Depreciation and amortization	1,335	1,540
Other net losses (gains)	1,927	(4,028)
Preferred shares released to ESOP	505	33
Stock option compensation expense	67	138
Excess tax benefits related to stock option payments	(75)	(3)
Originations of MHFS	(153,453)	(226,452)
Proceeds from sales of and principal collected on mortgages originated for sale	161,908	207,006
Originations of LHFS	(4,206)	(5,403)
Proceeds from sales of and principal collected on LHFS	10,555	10,723
Purchases of LHFS	(4,673)	(3,947)
Net change in:
Trading assets	(3,938)	14,592
Deferred income taxes	2,416	3,289
Accrued interest receivable	727	284
Accrued interest payable	(56)	(631)
Other assets, net	(4,595)	(326)
Other accrued expenses and liabilities, net	(8,462)	4,851

Net cash provided by operating activities	16,854	17,849

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(33,013)	33,457
Securities available for sale:
Sales proceeds	3,981	18,871
Prepayments and maturities	22,741	18,484
Purchases	(11,095)	(80,923)
Loans:
Decrease in banking subsidiaries’ loan originations, net of collections	20,904	28,470
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	3,556	3,179
Purchases (including participations) of loans by banking subsidiaries	(1,201)	(1,563)
Principal collected on nonbank entities’ loans	8,006	6,471
Loans originated by nonbank entities	(5,309)	(4,319)
Net cash paid for acquisitions	(11)	(132)
Proceeds from sales of foreclosed assets	2,346	1,813
Changes in MSRs from purchases and sales	(15)	(9)
Other, net	830	683

Net cash provided by investing activities	11,720	24,482

Cash flows from financing activities:
Net change in:
Deposits	(8,395)	32,192
Short-term borrowings	1,094	(52,591)
Long-term debt:
Proceeds from issuance	2,165	3,876
Repayment	(31,925)	(35,162)
Preferred stock:
Cash dividends paid	(369)	(1,053)
Common stock:
Proceeds from issuance	865	9,308
Repurchased	(68)	(63)
Cash dividends paid	(520)	(1,657)
Common stock warrants repurchased	(540)	—
Excess tax benefits related to stock option payments	75	3
Net change in noncontrolling interests	(465)	(315)

Net cash used by financing activities	(38,083)	(45,462)

Net change in cash and due from banks	(9,509)	(3,131)
Cash and due from banks at beginning of period	27,080	23,763

Cash and due from banks at end of period	$17,571	20,632

Supplemental cash flow disclosures:
Cash paid for interest	$4,157	6,105
Cash paid for income taxes	625	1,062

The accompanying notes are an integral part of these statements. See Note 1 for noncash activities.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Statements and related Notes of this Form 10-Q.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Wells Fargo & Company is a nation-wide diversified, community-based financial services company. We provide banking, insurance, investments, mortgage banking, investment banking, retail banking, brokerage, and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states, the District of Columbia, and in other countries. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Form 10-Q, we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company. We also hold a majority interest in a real estate investment trust, which has publicly traded preferred stock outstanding.
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
ASU 2010-6 amends the disclosure requirements for fair value measurements. Companies are now required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy, whereas the previous rules only required the disclosure of transfers in and out of Level 3. Additionally, in the rollforward of Level 3 activity, companies must present information on purchases, sales, issuances, and settlements on a gross basis rather than on a net basis. The Update also clarifies that fair value measurement disclosures should be presented for each class of assets and liabilities. A class is typically a subset of a line item in the statement of financial position. Companies should also provide information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. We adopted this guidance in first quarter 2010 with prospective application, except for the new requirement related to the Level 3 rollforward. Gross presentation in the Level 3 rollforward is effective for us in first quarter 2011 with prospective application. Our adoption of the Update did not affect our consolidated financial statement results since it amends only the disclosure requirements for fair value measurements.
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

	Six months ended June 30		,
(in millions)	2010	2009

Transfers from trading assets to securities available for sale	$—	845
Transfers from loans to securities available for sale	3,468	—
Transfers from MHFS to trading assets	—	663
Transfers from MHFS to MSRs	2,025	3,550
Transfers from MHFS to foreclosed assets	102	87
Transfers from (to) loans to (from) MHFS	99	45
Transfers from (to) loans to (from) LHFS	(77)	16
Transfers from loans to foreclosed assets	5,481	3,307
Adoption of consolidation accounting guidance:
Trading assets	155	—
Securities available for sale	(7,590)	—
Loans	25,657	—
Other assets	193	—
Short-term borrowings	5,127	—
Long-term debt	13,134	—
Accrued expenses and other liabilities	(32)	—
Decrease in noncontrolling interests due to deconsolidation of subsidiaries	240	—
Transfer from noncontrolling interests to long-term debt	345	—

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to period end June 30, 2010. There have been no material events that would require recognition in our second quarter 2010 consolidated financial statements or disclosure in the Notes to the financial statements.

2. BUSINESS COMBINATIONS
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional consideration related to acquisitions, which is considered to be a guarantee, see Note 10 in this Report.
In the first half of 2010, we completed two acquisitions with combined total assets of $431 million consisting of a factoring business and an insurance brokerage business. At June 30, 2010, we had one small insurance brokerage business acquisition pending and expect to complete this transaction during third quarter 2010.
On December 31, 2008, Wells Fargo acquired Wachovia Corporation (Wachovia). The purchase accounting for the Wachovia acquisition was finalized as of December 31, 2009. Costs associated with involuntary employee termination, contract terminations and closing duplicate facilities were recorded throughout 2009 and allocated to the purchase price. The following table summarizes the first half of 2010 usage of the exit reserves associated with the Wachovia acquisition.

	Employee	Contract	Facilities
(in millions)	termination	termination	related	Total

Balance, December 31, 2009	$355	58	344	757
Cash payments / utilization	(121)	(16)	(92)	(229)

Balance, June 30, 2010	$234	42	252	528

3. FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	June 30	,	Dec. 31	,
(in millions)	2010		2009

Federal funds sold and securities purchased under resale agreements	$16,302		8,042
Interest-earning deposits	55,550		31,668
Other short-term investments	2,046		1,175

Total	$73,898		40,885

We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), and domestic and foreign companies. We pledged $18.3 billion at June 30, 2010, and $14.8 billion at December 31, 2009, under agreements that permit the secured parties to sell or repledge the collateral. Pledged collateral where the secured party cannot sell or repledge was $782 million at June 30, 2010, and $434 million at December 31, 2009.
We receive collateral from other entities under resale agreements and securities borrowings. We received $136.3 billion at June 30, 2010, and $31.4 billion at December 31, 2009, for which we have the right to sell or repledge the collateral. These amounts include securities we have sold or repledged to others with a fair value of $134.7 billion at June 30, 2010, and $29.7 billion at December 31, 2009.

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative other comprehensive income (OCI). There were no securities classified as held to maturity as of the periods presented.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

June 30, 2010
Securities of U.S. Treasury and federal agencies	$1,621	64	—	1,685
Securities of U.S. states and political subdivisions	16,205	764	(545)	16,424
Mortgage-backed securities:
Federal agencies	66,915	4,489	(9)	71,395
Residential	19,425	2,501	(780)	21,146
Commercial	12,513	1,293	(1,276)	12,530

Total mortgage-backed securities	98,853	8,283	(2,065)	105,071

Corporate debt securities	8,848	1,159	(64)	9,943
Collateralized debt obligations	4,020	340	(329)	4,031
Other (1)	15,219	754	(363)	15,610

Total debt securities	144,766	11,364	(3,366)	152,764

Marketable equity securities:
Perpetual preferred securities	3,999	237	(150)	4,086
Other marketable equity securities	572	509	(4)	1,077

Total marketable equity securities	4,571	746	(154)	5,163

Total	$149,337	12,110	(3,520)	157,927

December 31, 2009
Securities of U.S. Treasury and federal agencies	$2,256	38	(14)	2,280
Securities of U.S. states and political subdivisions	13,212	683	(365)	13,530
Mortgage-backed securities:
Federal agencies	79,542	3,285	(9)	82,818
Residential	28,153	2,480	(2,043)	28,590
Commercial	12,221	602	(1,862)	10,961

Total mortgage-backed securities	119,916	6,367	(3,914)	122,369

Corporate debt securities	8,245	1,167	(77)	9,335
Collateralized debt obligations	3,660	432	(367)	3,725
Other (1)	15,025	1,099	(245)	15,879

Total debt securities	162,314	9,786	(4,982)	167,118

Marketable equity securities:
Perpetual preferred securities	3,677	263	(65)	3,875
Other marketable equity securities	1,072	654	(9)	1,717

Total marketable equity securities	4,749	917	(74)	5,592

Total	$167,063	10,703	(5,056)	172,710

(1)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $6.7 billion and $6.9 billion, respectively, at June 30, 2010, and $8.2 billion and $8.5 billion, respectively, at December 31, 2009. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $1.0 billion and $1.2 billion, respectively, at June 30, 2010, and $2.3 billion and $2.5 billion, respectively, at December 31, 2009. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.
As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. Securities pledged where the secured party does not have the right to sell or repledge totaled $91.7 billion at June 30, 2010, and $98.9 billion at December 31, 2009. We did not pledge any securities where the secured party has the right to sell or repledge the collateral as of the same periods, respectively.

Gross Unrealized Losses and Fair Value
The following table shows the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position. Debt securities on which we have taken credit-related OTTI write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

June 30, 2010
Securities of U.S. states and political subdivisions	$(93)	2,653	(452)	2,715	(545)	5,368
Mortgage-backed securities:
Federal agencies	(9)	1,010	—	—	(9)	1,010
Residential	(19)	788	(761)	5,316	(780)	6,104
Commercial	(10)	366	(1,266)	5,589	(1,276)	5,955

Total mortgage-backed securities	(38)	2,164	(2,027)	10,905	(2,065)	13,069

Corporate debt securities	(18)	731	(46)	290	(64)	1,021
Collateralized debt obligations	(18)	687	(311)	519	(329)	1,206
Other	(70)	1,432	(293)	812	(363)	2,244

Total debt securities	(237)	7,667	(3,129)	15,241	(3,366)	22,908

Marketable equity securities:
Perpetual preferred securities	(139)	1,349	(11)	74	(150)	1,423
Other marketable equity securities	(4)	65	—	—	(4)	65

Total marketable equity securities	(143)	1,414	(11)	74	(154)	1,488

Total	$(380)	9,081	(3,140)	15,315	(3,520)	24,396

December 31, 2009
Securities of U.S. Treasury and federal agencies	$(14)	530	—	—	(14)	530
Securities of U.S. states and political subdivisions	(55)	1,120	(310)	2,826	(365)	3,946
Mortgage-backed securities:
Federal agencies	(9)	767	—	—	(9)	767
Residential	(243)	2,991	(1,800)	9,697	(2,043)	12,688
Commercial	(37)	816	(1,825)	6,370	(1,862)	7,186

Total mortgage-backed securities	(289)	4,574	(3,625)	16,067	(3,914)	20,641

Corporate debt securities	(7)	281	(70)	442	(77)	723
Collateralized debt obligations	(55)	398	(312)	512	(367)	910
Other	(73)	746	(172)	286	(245)	1,032

Total debt securities	(493)	7,649	(4,489)	20,133	(4,982)	27,782

Marketable equity securities:
Perpetual preferred securities	(1)	93	(64)	527	(65)	620
Other marketable equity securities	(9)	175	—	—	(9)	175

Total marketable equity securities	(10)	268	(64)	527	(74)	795

Total	$(503)	7,917	(4,553)	20,660	(5,056)	28,577

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
For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 5 of the 2009 10-K. There have been no material changes to our methodologies for assessing impairment in second quarter 2010.
Securities of U.S. Treasury and federal agencies
The unrealized losses associated with U.S. Treasury and federal agency securities do not have any credit losses due to the guarantees provided by the United States government.
Securities of U.S. states and political subdivisions
The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in interest rates and not due to the credit quality of the securities. Substantially all of these investments are investment grade. The securities were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These investments will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities.
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

Commercial Mortgage-Backed Securities
The unrealized losses associated with commercial MBS are primarily driven by higher projected collateral losses and wider credit spreads. These investments are predominantly investment grade. We assess for credit impairment using a cash flow model. The key assumptions include default rates and severities. We estimate losses to a security by forecasting the underlying loans in each transaction. The forecasted loan performance is used to project cash flows to the various tranches in the structure. Cash flow forecasts are also considered, as applicable, and independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
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
Marketable Equity Securities
Our marketable equity securities include investments in perpetual preferred securities, which provide very attractive tax-equivalent yields. We evaluated these hybrid financial instruments with investment-grade ratings for impairment using an evaluation methodology similar to that used for debt securities. Perpetual preferred securities were not other-than-temporarily impaired at June 30, 2010, if there was no evidence of credit deterioration or investment rating downgrades of any issuers to below investment grade, and we expected to continue to receive full contractual payments. We will continue to evaluate the prospects for these securities for recovery in their market value in accordance with our policy for estimating OTTI. We have recorded impairment write-downs on perpetual preferred securities where there was evidence of credit deterioration.

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
The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade were $55 million and $1.1 billion, respectively, at June 30, 2010. There were no unrated securities in a loss position categorized as investment grade as of December 31, 2009. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

June 30, 2010
Securities of U.S. states and political subdivisions	$(453)	4,991	(92)	377
Mortgage-backed securities:
Federal agencies	(9)	1,010	—	—
Residential	(19)	773	(761)	5,331
Commercial	(736)	5,227	(540)	728

Total mortgage-backed securities	(764)	7,010	(1,301)	6,059

Corporate debt securities	(31)	129	(33)	892
Collateralized debt obligations	(89)	731	(240)	475
Other	(210)	1,842	(153)	402

Total debt securities	(1,547)	14,703	(1,819)	8,205
Perpetual preferred securities	(131)	1,314	(19)	109

Total	$(1,678)	16,017	(1,838)	8,314

December 31, 2009
Securities of U.S. Treasury and federal agencies	$(14)	530	—	—
Securities of U.S. states and political subdivisions	(275)	3,621	(90)	325
Mortgage-backed securities:
Federal agencies	(9)	767	—	—
Residential	(480)	5,661	(1,563)	7,027
Commercial	(1,247)	6,543	(615)	643

Total mortgage-backed securities	(1,736)	12,971	(2,178)	7,670

Corporate debt securities	(31)	260	(46)	463
Collateralized debt obligations	(104)	471	(263)	439
Other	(85)	644	(160)	388

Total debt securities	(2,245)	18,497	(2,737)	9,285
Perpetual preferred securities	(65)	620	—	—

Total	$(2,310)	19,117	(2,737)	9,285

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

			Remaining contractual principal maturity
		Weighted-			After one year		After five years
	Total	average	Within one year		through five years		through ten years		After ten years
(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

June 30, 2010
Securities of U.S. Treasury and federal agencies	$1,685	3.17%	$12	3.49%	$748	3.14%	$919	3.19%	$6	4.05%
Securities of U.S. states and political subdivisions	16,424	6.37	402	2.81	1,371	4.59	1,509	6.19	13,142	6.68
Mortgage-backed securities:
Federal agencies	71,395	5.47	2	5.89	43	6.28	548	5.23	70,802	5.47
Residential	21,146	5.27	—	—	113	0.54	302	5.53	20,731	5.29
Commercial	12,530	5.35	—	—	84	5.62	603	3.59	11,843	5.43

Total mortgage-backed securities	105,071	5.41	2	5.89	240	3.35	1,453	4.61	103,376	5.43

Corporate debt securities	9,943	5.53	612	4.94	3,846	5.89	4,507	5.36	978	5.33
Collateralized debt obligations	4,031	1.29	2	5.20	456	1.71	1,868	1.36	1,705	1.09
Other	15,610	3.57	3,719	4.96	6,217	4.09	1,372	1.74	4,302	2.21

Total debt securities at fair value (1)	$152,764	5.20%	$4,749	4.77%	$12,878	4.53%	$11,628	4.13%	$123,509	5.39%

December 31, 2009
Securities of U.S. Treasury and federal agencies	$2,280	2.80%	$413	0.79%	$669	2.14%	$1,192	3.87%	$6	4.03%
Securities of U.S. states and political subdivisions	13,530	6.75	77	7.48	703	6.88	1,055	6.56	11,695	6.76
Mortgage-backed securities:
Federal agencies	82,818	5.50	12	4.68	50	5.91	271	5.56	82,485	5.50
Residential	28,590	5.40	51	4.80	115	0.45	283	5.69	28,141	5.41
Commercial	10,961	5.29	85	0.68	71	5.55	169	5.66	10,636	5.32

Total mortgage-backed securities	122,369	5.46	148	2.44	236	3.14	723	5.63	121,262	5.46

Corporate debt securities	9,335	5.53	684	4.00	3,937	5.68	3,959	5.68	755	5.32
Collateralized debt obligations	3,725	1.70	2	5.53	492	4.48	1,837	1.56	1,394	0.90
Other	15,879	4.22	2,128	5.62	7,762	5.96	697	2.46	5,292	1.33

Total debt securities at fair value (1)	$167,118	5.33%	$3,452	4.63%	$13,799	5.64%	$9,463	4.51%	$140,404	5.37%

(1)	The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security.

Realized Gains and Losses
The following table shows the gross realized gains and losses on sales from the securities available-for-sale portfolio, which includes marketable equity securities, but does not include nonmarketable equity securities (see Note 6 — Other Assets). Gross realized losses include OTTI write-downs for debt securities available for sale and marketable equity securities.

	Quarter ended June 30		,	Six months ended June 30	,
(in millions)	2010	2009		2010	2009

Gross realized gains	$260	416		444	710
Gross realized losses	(109)	(348)		(230)	(718)

Net realized gains (losses)	$151	68		214	(8)

Other-Than-Temporary Impairment
The following table shows the detail of OTTI write-downs included in earnings for debt securities and marketable and nonmarketable equity securities.

	Quarter ended June 30		,	Six months ended June 30		,
(in millions)	2010	2009		2010	2009

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$3	5		8	5
Residential mortgage-backed securities	37	214		76	392
Commercial mortgage-backed securities	42	1		55	11
Corporate debt securities	4	22		5	53
Collateralized debt obligations	5	46		11	96
Other debt securities	15	20		43	20

Total debt securities	106	308		198	577

Equity securities:
Marketable equity securities:
Perpetual preferred securities	—	18		14	45
Other marketable equity securities	—	9		—	25

Total marketable equity securities	—	27		14	70

Nonmarketable equity securities	62	128		153	332

Total equity securities	62	155		167	402

Total OTTI write-downs included in earnings	$168	463		365	979

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
The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the related changes in OCI for the same securities.

	Quarter ended June 30		,	Six months ended June 30		,
(in millions)	2010	2009		2010	2009

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$106	307		195	570
Securities we intend to sell	—	1		3	7

Total recorded as part of gross realized losses	106	308		198	577

Recorded directly to OCI for non-credit-related impairment:
U.S. states and political subdivisions	(1)	4		(5)	4
Residential mortgage-backed securities	(124)	608		(98)	922
Commercial mortgage-backed securities	84	14		82	21
Corporate debt securities	—	(2)		—	(2)
Collateralized debt obligations	(3)	17		56	30
Other debt securities	(13)	23		(30)	23

Total recorded directly to OCI for non-credit-related impairment (1)	(57)	664		5	998

Total OTTI on debt securities	$49	972		203	1,575

(1)	Represents amounts recorded to OCI on debt securities in periods OTTI write-downs have occurred. Changes in fair value in subsequent periods on such securities are not reflected in this total unless the securities also had a credit impairment charge to income recorded for the subsequent period.

The following table presents a roll-forward of the credit loss component recognized in earnings for debt securities we still own (referred to as “credit-impaired” debt securities). The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down.
Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2010	2009	2010	2009

Credit loss component, beginning of period	$1,002	727	1,187	471
Additions (1):
Initial credit impairments	39	216	59	413
Subsequent credit impairments	67	91	136	157
Reductions:
For securities sold	(51)	(16)	(76)	(23)
For securities derecognized resulting from adoption of consolidation accounting guidance	—	—	(242)	—
Due to change in intent to sell or requirement to sell	(2)	(1)	(2)	(1)
For increases in expected cash flows	(6)	(5)	(13)	(5)

Credit loss component, end of period	$1,049	1,012	1,049	1,012

(1)	Excludes OTTI on debt securities we intend to sell of $1 million for the quarter ended June 30, 2009, and $3 million and $7 million for the six months ended June 30, 2010 and 2009, respectively.

For asset-backed securities (e.g., residential MBS), we estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. Total credit impairment losses on residential MBS were $37 million and $76 million, respectively, for the second quarter and first half of 2010, all of which were recorded on non-investment grade securities, and $214 million and $388 million, respectively, for the same periods of 2009, of which $206 million and $373 million, respectively, were recorded on non-investment grade securities. This does not include OTTI recorded on those securities that we intend to sell. The table below presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for residential MBS.

	Non-agency residential MBS – non-investment grade
	Quarter ended June 30		,	Six months ended June 30		,
	2010	2009		2010	2009

Expected remaining life of loan losses (1):
Range (2)	1 - 40%	0 - 58		1 - 40	0 - 58
Credit impairment distribution (3):
0 - 10% range	54	40		53	55
10 - 20% range	8	42		14	35
20 - 30% range	34	17		29	9
Greater than 30%	4	1		4	1
Weighted average (4)	8	10		9	10
Current subordination levels (5):
Range (2)	0 - 25	0 - 19		0 - 25	0 - 20
Weighted average (4)	7	8		7	7
Prepayment speed (annual CPR (6)):
Range (2)	3 - 17	5 - 18		3 - 17	5 - 25
Weighted average (4)	9	10		9	11

(1)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.
(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(3)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example 54% of credit impairment losses recognized in earnings for the quarter ended June 30, 2010, had expected remaining life of loan loss assumptions of 0 to 10%.
(4)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(5)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(6)	Constant prepayment rate.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the major categories of loans outstanding including those subject to accounting guidance for PCI loans. Certain loans acquired in the Wachovia acquisition are accounted for as PCI loans and are included below, net of any remaining purchase accounting adjustments. Outstanding balances of all other loans are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $12.7 billion at June 30, 2010, and $14.6 billion, at December 31, 2009.

	June 30, 2010			Dec. 31, 2009
		All			All
	PCI	other		PCI	other
(in millions)	loans	loans	Total	loans	loans	Total

Commercial and commercial real estate:
Commercial	$1,113	144,971	146,084	1,911	156,441	158,352
Real estate mortgage	3,487	96,139	99,626	4,137	93,390	97,527
Real estate construction	4,194	26,685	30,879	5,207	31,771	36,978
Lease financing	—	13,492	13,492	—	14,210	14,210

Total commercial and commercial real estate	8,794	281,287	290,081	11,255	295,812	307,067

Consumer:
Real estate 1-4 family first mortgage	35,972	197,840	233,812	38,386	191,150	229,536
Real estate 1-4 family junior lien mortgage	290	101,037	101,327	331	103,377	103,708
Credit card	—	22,086	22,086	—	24,003	24,003
Other revolving credit and installment	—	88,485	88,485	—	89,058	89,058

Total consumer	36,262	409,448	445,710	38,717	407,588	446,305

Foreign	1,457	29,017	30,474	1,733	27,665	29,398

Total loans	$46,513	719,752	766,265	51,705	731,065	782,770

We pledge loans to secure borrowings from the FHLB and the Federal Reserve Bank as part of our liquidity management strategy. Loans pledged where the secured party does not have the right to sell or repledge totaled $318.3 billion at June 30, 2010, and $312.6 billion at December 31, 2009. We did not have any pledged loans where the secured party has the right to sell or repledge for the same respective periods.
The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We consider the allowance for credit losses of $25.1 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2010.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2010	2009	2010	2009

Balance, beginning of period	$25,656	22,846	25,031	21,711
Provision for credit losses	3,989	5,086	9,319	9,644
Adjustment for passage of time on certain impaired loans (1)	(62)	—	(136)	—
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(810)	(755)	(1,577)	(1,351)
Real estate mortgage	(364)	(125)	(645)	(154)
Real estate construction	(289)	(263)	(694)	(370)
Lease financing	(31)	(65)	(65)	(85)

Total commercial and commercial real estate	(1,494)	(1,208)	(2,981)	(1,960)

Consumer:
Real estate 1-4 family first mortgage	(1,140)	(790)	(2,537)	(1,214)
Real estate 1-4 family junior lien mortgage	(1,239)	(1,215)	(2,735)	(2,088)
Credit card	(639)	(712)	(1,335)	(1,334)
Other revolving credit and installment	(542)	(802)	(1,292)	(1,702)

Total consumer	(3,560)	(3,519)	(7,899)	(6,338)

Foreign	(52)	(56)	(99)	(110)

Total loan charge-offs	(5,106)	(4,783)	(10,979)	(8,408)

Loan recoveries:
Commercial and commercial real estate:
Commercial	121	51	238	91
Real estate mortgage	4	6	14	16
Real estate construction	51	4	62	6
Lease financing	4	4	9	7

Total commercial and commercial real estate	180	65	323	120

Consumer:
Real estate 1-4 family first mortgage	131	32	217	65
Real estate 1-4 family junior lien mortgage	55	44	102	70
Credit card	60	48	113	88
Other revolving credit and installment	181	198	384	402

Total consumer	427	322	816	625

Foreign	10	10	21	19

Total loan recoveries	617	397	1,160	764

Net loan charge-offs (2)	(4,489)	(4,386)	(9,819)	(7,644)

Allowances related to business combinations/other (3)	(9)	(16)	690	(181)

Balance, end of period	$25,085	23,530	25,085	23,530

Components:
Allowance for loan losses	$24,584	23,035	24,584	23,035
Reserve for unfunded credit commitments	501	495	501	495

Allowance for credit losses	$25,085	23,530	25,085	23,530

Net loan charge-offs (annualized) as a percentage of average total loans (2)	2.33%	2.11	2.52	1.82
Allowance for loan losses as a percentage of total loans (4)	3.21	2.80	3.21	2.80
Allowance for credit losses as a percentage of total loans (4)	3.27	2.86	3.27	2.86

(1)	Certain impaired loans have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Accordingly, the valuation allowance for these impaired loans reduces with the passage of time and that reduction is recognized as interest income.
(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.
(3)	Includes $693 million related to the adoption of consolidation accounting guidance on January 1, 2010.
(4)	The allowance for credit losses includes $225 million and $49 million at June 30, 2010 and 2009, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

Nonaccrual loans were $27.8 billion at June 30, 2010, and $24.4 billion at December 31, 2009. PCI loans have been classified as accruing. Loans past due 90 days or more as to interest or principal and still accruing interest were $19.4 billion at June 30, 2010, and $22.2 billion at December 31, 2009. The June 30, 2010, and December 31, 2009, balances included $14.4 billion and $15.3 billion, respectively, in advances pursuant to our servicing agreements to the Government National Mortgage Association (GNMA) mortgage pools and similar loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Impaired Loans and Troubled Debt Restructurings
We consider a loan to be impaired when, based on current information and events, it is probable that we will not be able to collect all principal and/or interest amounts as scheduled in accordance with the contractual terms of the loan. Accordingly, impaired loans generally include all nonaccrual commercial, consumer and foreign loans and all troubled debt restructurings (TDRs), whether or not in interest-accruing status. We evaluate large groups of smaller-balance homogeneous loans collectively to measure impairment allowance and perform a loan-specific impairment assessment for larger-balance loans and all TDRs. The table below summarizes recorded investment and related allowance information for the larger-balance impaired loans and TDRs, which, in accordance with FASB ASC 310-10-35 (formerly FAS No. 114) impaired loan accounting guidance, are evaluated and measured on a loan-specific basis. In accordance with that accounting guidance, we determine the allowance for loans that are individually deemed to be impaired, based on cash flows estimated for their life, discounted at the loan’s effective interest rate or on the value of the underlying collateral if we determine that collateral will be the sole source of repayment. The following table does not include PCI loans as those loans are subject to different accounting and reporting requirements.

	Recorded investment
			Impaired loans with
			related allowance for				Related allowance
	Impaired loans		credit losses (1)				for credit losses
	June 30,	Dec. 31,	June 30	,	Dec. 31	,	June 30	,	Dec. 31	,
(in millions)	2010	2009(2)	2010		2009(2)		2010		2009(2)

Commercial and commercial real estate	$11,011	10,562	10,029		9,666		1,367		1,502
Consumer (TDRs)	11,496	8,268	11,496		8,268		2,806		1,765

Total	$22,507	18,830	21,525		17,934		4,173		3,267

(1)	Loans will not have a related allowance if the collateral value or the present value of expected cash flows (discounted at the pre-modification rate) exceed the recorded investment.
(2)	Balances have been revised to conform with current period presentation.
Included in total impaired loans above are $243 million at June 30, 2010, and $561 million at December 31, 2009, for which the impairment measurement is based on the underlying collateral value. The average recorded investment in impaired loans was $20.7 billion and $19.3 billion in the second quarter and first half of 2010, respectively.
Total interest income recognized on impaired loans was $184 million and $350 million in the second quarter and first half of 2010, with $54 million and $101 million under the cash basis method, respectively, and $58 million and $102 million in the second quarter and first half of 2009, with $30 million and $51 million under the cash basis method, respectively.

Purchased Credit-Impaired Loans
PCI loans had an unpaid principal balance of $74.1 billion at June 30, 2010, and $83.6 billion at December 31, 2009, and a carrying value, before the deduction of any related allowance for loan losses, of $46.5 billion and $51.7 billion, respectively.
The excess of cash flows expected to be collected over the initial fair value of PCI loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the PCI loans using the effective yield method. The accretable yield is affected by:
•	Changes in interest rate indices for variable rate PCI loans — Expected future cash flows are based on the variable rates in effect at the time of the quarterly assessment of expected cash flows;
•	Changes in prepayment assumptions — Prepayments affect the estimated life of PCI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life — These changes in expected cash flows are driven by updates to the credit outlook and actions taken with our borrowers. Expected benefits from loan modifications are included in the quarterly assessment of expected future cash flows.
The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)

Total, December 31, 2008 (refined)	$10,447
Accretion	(2,606)
Reclassification from nonaccretable difference for loans with improving cash flows	441
Changes in expected cash flows that do not affect nonaccretable difference (1)	6,277

Total, December 31, 2009	14,559
Accretion	(1,329)
Reclassification from nonaccretable difference for loans with improving cash flows	2,595
Changes in expected cash flows that do not affect nonaccretable difference (1)	(740)

Total, June 30, 2010	$15,085

Total, March 31, 2010	$15,803
Accretion	(643)
Reclassification from nonaccretable difference for loans with improving cash flows	1,927
Changes in expected cash flows that do not affect nonaccretable difference (1)	(2,002)

Total, June 30, 2010	$15,085

(1)	Represents changes in interest cash flows due to the impact of modifications incorporated into the quarterly assessment of expected future cash flows and/or changes in interest rates on variable rate PCI loans.

When it is estimated that the expected cash flows have decreased subsequent to acquisition for a PCI loan or pool of loans, an allowance is established and a provision for additional loss is recorded as a charge to income. The following table summarizes the changes in allowance for PCI loan losses.

	Commercial ,
	CRE and		Other
(in millions)	foreign	Pick-a-Pay	consumer	Total

Balance, December 31, 2008	$—	—	—	—
Provision for losses due to credit deterioration	850	—	3	853
Charge-offs	(520)	—	—	(520)

Balance, December 31, 2009	330	—	3	333
Provision for losses due to credit deterioration	376	—	26	402
Charge-offs	(500)	—	(10)	(510)

Balance, June 30, 2010	$206	—	19	225

Balance at March 31, 2010	$231	—	16	247
Provision for losses due to credit deterioration	224	—	13	237
Charge-offs	(249)	—	(10)	(259)

Balance at June 30, 2010	$206	—	19	225

6. OTHER ASSETS
The components of other assets were:

	June 30	,	Dec. 31	,
(in millions)	2010		2009

Nonmarketable equity investments:
Cost method:
Private equity investments	$3,769		3,808
Federal bank stock	6,024		5,985

Total cost method	9,793		9,793
Equity method	6,144		5,138
Principal investments (1)	360		1,423

Total nonmarketable equity investments	16,297		16,354
Corporate/bank-owned life insurance	19,653		19,515
Accounts receivable	18,190		20,565
Interest receivable	5,219		5,946
Core deposit intangibles	9,839		10,774
Customer relationship and other amortized intangibles	2,014		2,154
Net deferred tax assets	306		3,212
Foreclosed assets:
GNMA loans (2)	1,344		960
Other	3,650		2,199
Operating lease assets	1,870		2,395
Due from customers on acceptances	481		810
Other	16,594		19,296

Total other assets	$95,457		104,180

(1)	Principal investments are recorded at fair value with realized and unrealized gains (losses) included in net gains (losses) from equity investments in the income statement.
(2)	Consistent with regulatory reporting requirements, foreclosed assets include foreclosed real estate securing GNMA loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the FHA or guaranteed by the VA.
Income related to nonmarketable equity investments was:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2010	2009	2010	2009

Net gains (losses) from:
Private equity investments	$155	(71)	154	(291)
Principal investments	12	(7)	21	(15)
All other nonmarketable equity investments	(21)	(94)	(38)	(143)

Net gains (losses) from nonmarketable equity investments	$146	(172)	137	(449)

7. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES
Involvement with SPEs
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts or partnerships that are established for a limited purpose. Historically, the majority of SPEs were formed in connection with securitization transactions. In a securitization transaction, assets from our balance sheet are transferred to an SPE, which then issues to investors various forms of interests in those assets and may also enter into derivative transactions. In a securitization transaction, we typically receive cash and/or other interests in an SPE as proceeds for the assets we transfer. Also, in certain transactions, we may retain the right to service the transferred receivables and to repurchase those receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. In addition, we may purchase the right to service loans in an SPE that were transferred to the SPE by a third party.
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
SPEs are generally considered variable interest entities (VIEs). A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. Under existing accounting guidance, a VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. In accordance with existing accounting guidance, we assess whether or not we are the primary beneficiary of a VIE on an on-going basis.

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

			Transfers that
	VIEs that we	VIEs	we account
	do not	that we	for as secured
(in millions)	consolidate	consolidate	borrowings	Total

June 30, 2010
Cash	$—	379	444	823
Trading assets	5,351	93	33	5,477
Securities available for sale (1)	25,728	2,596	7,191	35,515
Loans	12,274	20,560	1,703	34,537
Mortgage servicing rights	12,009	—	—	12,009
Other assets	3,418	2,368	91	5,877

Total assets	58,780	25,996	9,462	94,238

Short-term borrowings(2)	—	4,743	6,755	11,498
Accrued expenses and other liabilities(2)	3,037	752	19	3,808
Long-term debt(2)	—	10,432	1,800	12,232

Total liabilities	3,037	15,927	8,574	27,538

Noncontrolling interests	—	56	—	56

Net assets	$55,743	10,013	888	66,644

December 31, 2009
Cash	$—	273	328	601
Trading assets	6,097	77	35	6,209
Securities available for sale (1)	35,186	1,794	7,126	44,106
Loans	15,698	561	2,007	18,266
Mortgage servicing rights	16,233	—	—	16,233
Other assets	5,604	2,595	68	8,267

Total assets	78,818	5,300	9,564	93,682

Short-term borrowings	—	351	1,996	2,347
Accrued expenses and other liabilities	3,352	708	4,864	8,924
Long-term debt	—	1,448	1,938	3,386

Total liabilities	3,352	2,507	8,798	14,657

Noncontrolling interests	—	68	—	68

Net assets	$75,466	2,725	766	78,957

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.
(2)	Includes the following VIE liabilities at June 30, 2010, with recourse to the general credit of Wells Fargo: Short-term borrowings, $4.4 billion; Accrued expenses and other liabilities, $92 million; and Long-term debt, $163 million.
Transactions with Unconsolidated VIEs
Our transactions with VIEs include securitizations of consumer loans, commercial real estate loans, student loans, auto loans and municipal bonds; investment and financing activities involving CDOs backed by asset-backed and commercial real estate (CRE) securities, collateralized loan obligations (CLOs) backed by corporate loans or bonds, and other types of structured financing. We have various forms of involvement with VIEs, including holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. These involvements with unconsolidated VIEs are recorded on our balance sheet primarily in trading assets, securities available for sale, loans, MSRs, other assets and other liabilities, as appropriate.
The following tables provide a summary of unconsolidated VIEs with which we have significant continuing involvement. The balances presented for June 30, 2010, represent our unconsolidated VIEs for which we consider our involvement to be significant. The balances presented for December 31, 2009, include unconsolidated VIEs with which we have continuing involvement that we no longer consider significant. Accordingly, we have excluded these transactions from the balances presented for June 30, 2010. We have refined our definition of significant continuing involvement in accordance with consolidation accounting guidance to exclude unconsolidated VIEs when our continuing involvement relates to third-party sponsored VIEs for which we were not the transferor, and unconsolidated VIEs for which we were the sponsor but do not have any other significant continuing involvement.
Significant continuing involvement includes transactions where we were the sponsor or transferor and have other significant forms of involvement. Sponsorship includes transactions with unconsolidated VIEs where we solely or materially participated in the initial design or structuring of the entity or marketing of the transaction to investors. When we transfer assets to a VIE and account for the transfer as a sale, we are considered the transferor. We consider investments in securities held outside of trading, loans, guarantees, liquidity agreements, written options and servicing of collateral to be other forms of involvement that may be significant. We have excluded certain transactions with unconsolidated VIEs from the June 30, 2010, balances presented in the table below where we have determined that our continuing involvement is not significant due to the temporary nature and size of our variable interests, because we were not the transferor or because we were not involved in the design or operations of the unconsolidated VIEs.

					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets (1)	interests (2)	assets	Derivatives	guarantees	assets
June 30, 2010
		Carrying value - asset (liability)
Residential mortgage loan securitizations (3):
Conforming	$1,080,550	5,317	10,823	—	(999)	15,141
Other/nonconforming	90,599	3,753	511	10	(11)	4,263
Commercial mortgage securitizations	204,793	5,182	629	320	—	6,131
Collateralized debt obligations:
Debt securities	20,088	1,508	—	941	—	2,449
Loans (4)	9,882	9,639	—	—	—	9,639
Asset-based finance structures	13,146	7,488	—	(99)	—	7,389
Tax credit structures	20,026	3,198	—	—	(587)	2,611
Collateralized loan obligations	13,996	2,751	—	48	—	2,799
Investment funds	14,027	1,335	—	—	—	1,335
Other (5)	18,905	3,356	46	588	(4)	3,986

Total	$1,486,012	43,527	12,009	1,808	(1,601)	55,743

		Maximum exposure to loss
Residential mortgage loan securitizations (3):
Conforming		$5,317	10,823	—	4,233	20,373
Other/nonconforming		3,753	511	10	27	4,301
Commercial mortgage securitizations		5,182	629	575	—	6,386
Collateralized debt obligation:
Debt securities		1,508	—	3,060	12	4,580
Loans (4)		9,639	—	—	—	9,639
Asset-based finance structures		7,488	—	99	1,476	9,063
Tax credit structures		3,198	—	—	1	3,199
Collateralized loan obligations		2,751	—	48	492	3,291
Investment funds		1,335	—	—	176	1,511
Other (5)		3,356	46	1,384	852	5,638

Total		$43,527	12,009	5,176	7,269	67,981

(continued on following page)

(continued from previous page)

					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets (1)	interests (2)	assets	Derivatives	guarantees	assets
December 31, 2009
		Carrying value - asset (liability)
Residential mortgage loan securitizations (3):
Conforming	$1,150,515	5,846	13,949	—	(869)	18,926
Other/nonconforming	251,850	11,683	1,538	16	(15)	13,222
Commercial mortgage securitizations	345,561	3,760	696	489	—	4,945
Collateralized debt obligations:
Debt securities	45,684	3,024	—	1,746	—	4,770
Loans (4)	10,215	9,964	—	—	—	9,964
Multi-seller commercial paper conduit	5,160	—	—	—	—	—
Asset-based finance structures	17,467	10,187	—	(72)	(248)	9,867
Tax credit structures	27,537	4,659	—	—	(653)	4,006
Collateralized loan obligations	23,830	3,602	—	64	—	3,666
Investment funds	84,642	1,831	—	—	(129)	1,702
Other (5)	23,538	3,626	50	1,015	(293)	4,398

Total	$1,985,999	58,182	16,233	3,258	(2,207)	75,466

		Maximum exposure to loss
Residential mortgage loan securitizations (3):
Conforming		$5,846	13,949	—	4,567	24,362
Other/nonconforming		11,683	1,538	30	218	13,469
Commercial mortgage securitizations		3,760	696	766	—	5,222
Collateralized debt obligations:
Debt securities		3,024	—	3,586	33	6,643
Loans (4)		9,964	—	—	—	9,964
Multi-seller commercial paper conduit		—	—	5,263	—	5,263
Asset-based finance structures		10,187	—	72	968	11,227
Tax credit structures		4,659	—	—	4	4,663
Collateralized loan obligations		3,702	—	64	473	4,239
Investment funds		2,331	—	500	89	2,920
Other (5)		3,626	50	1,818	1,774	7,268

Total		$58,782	16,233	12,099	8,126	95,240

(1)	Represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the remaining notional amount of the derivative is included in the asset balance. The multi-seller commercial paper conduit was consolidated in first quarter 2010.
(2)	Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(3)	Conforming residential mortgage loan securitizations are those that are guaranteed by GSEs. Other commitments and guarantees include amounts related to loans sold that we may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. The maximum exposure to loss for material breach of contractual representations and warranties represents a stressed case estimate we utilize for determining stressed case regulatory capital needs. Total VIE assets at December 31, 2009, includes $20.9 billion of nonconforming residential mortgage securitizations that were consolidated in first quarter 2010.
(4)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 95% were rated as investment grade by the primary rating agencies at June 30, 2010. These senior loans were acquired in the Wachovia business combination and are accounted for at amortized cost as initially determined under purchase accounting and are subject to the Company’s allowance and credit charge-off policies.
(5)	Includes student loan securitizations, auto loan securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.
In the tables above and on the previous page, “Total VIE assets” represents the total assets of unconsolidated VIEs. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” from our involvement with off-balance sheet entities, which is a required disclosure under GAAP, is determined as the carrying value of our involvement with off-balance sheet (unconsolidated) VIEs plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which we believe the possibility is extremely remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

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
Commercial mortgage loan securitizations
Commercial mortgage loan securitizations are financed through the issuance of fixed- or floating-rate-asset-backed-securities, which are collateralized by the loans transferred to the VIE. In a typical securitization, we may transfer loans we originate to these VIEs, account for the transfers as sales, retain the right to service the loans and may hold other beneficial interests issued by the VIEs. In certain instances, we may service commercial mortgage loan securitizations structured by third parties whose loans we did not originate or transfer. We typically serve as primary or master servicer of these VIEs. The primary or master servicer in a commercial mortgage loan securitization typically cannot make the most significant decisions impacting the performance of the VIE and therefore does not have power over the VIE. We do not consolidate the commercial mortgage loan securitizations included in the disclosure because we either do not have power or do not have a significant variable interest.
We have not transferred loans to or sponsored a commercial mortgage loan securitization since the credit market disruption began in late 2007. However, we have involvement with transactions established prior to 2008 in the form of servicing or holding other beneficial interests issued by the VIEs.
Collateralized debt obligations (CDOs)
A CDO is a securitization where an SPE purchases a pool of assets consisting of asset-backed securities and issues multiple tranches of equity or notes to investors. In some transactions, a portion of the assets are obtained synthetically through the use of derivatives such as credit default swaps or total return swaps.
Prior to 2008, we engaged in the structuring of CDOs on behalf of third party asset managers who would select and manage the assets for the CDO. Typically, the asset manager has some discretion to manage the sale of assets of, or derivatives used by the CDO, which generally gives the asset manager the power over the CDO. We have not structured these types of transactions since the credit market disruption began in late 2007.
In addition to our role as arranger we may have other forms of involvement with these transactions, including transactions established prior to 2008. Such involvement may include acting as liquidity provider, derivative counterparty, secondary market maker or investor. For certain transactions, we may also act as the collateral manager or servicer. We receive fees in connection with our role as collateral manager or servicer.

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
In addition to our role as arranger, we may have other forms of involvement with these transactions. Such involvement may include acting as underwriter, derivative counterparty, secondary market maker or investor. For certain transactions, we may also act as the servicer, for which we receive fees in connection with that role. We also earn fees for arranging these transactions and distributing the securities.
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

Investment funds
At June 30, 2010, we had investments of $1.3 billion and lending arrangements of $18 million with certain funds managed by one of our majority owned subsidiaries compared with investments of $1.3 billion and lending arrangements of $20 million at December 31, 2009. In addition, we also provide a default protection agreement to a third party lender to one of these funds. Our involvement in these funds is either senior or of equal priority to third party investors. We do not consolidate the investment funds because we do not absorb the majority of the expected future variability associated with the funds’ assets, including variability associated with credit, interest rate and liquidity risks.
Other transactions with VIEs
In August 2008, Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third-party investors by certain of its subsidiaries. ARS are debt instruments with long-term maturities, but which re-price more frequently. All remaining ARS issued by VIEs subject to the agreement were redeemed. At June 30, 2010, we held in our securities available-for-sale portfolio $1.9 billion of ARS issued by VIEs redeemed pursuant to this agreement, compared with $3.2 billion at December 31, 2009.
On November 18, 2009, we reached agreements to purchase additional ARS from eligible investors who bought ARS through one of our broker-dealer subsidiaries. As of June 30, 2010, we had redeemed substantially all of these securities. As of June 30, 2010, we held in our securities available-for-sale portfolio $967 million of ARS issued by VIEs redeemed pursuant to this agreement. No securities had been redeemed related to this agreement at December 31, 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.
Trust preferred securities
In addition to the involvements disclosed in the following table, we had $19.0 billion of debt financing through the issuance of trust preferred securities at June 30, 2010. In these transactions, VIEs that we wholly own issue preferred equity or debt securities to third party investors. All of the proceeds of the issuance are invested in debt securities that we issue to the VIEs. In certain instances, we may provide liquidity to third party investors that purchase long-term securities that re-price frequently issued by VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us. This is the case even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. We report the debt securities that we issue to the VIEs as long-term debt in our consolidated balance sheet.
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

We recognized net gains of $6 million and $8 million from transfers accounted for as sales of financial assets in securitizations in the second quarter and first half of 2010, respectively, and net losses of $1 million and $5 million, respectively, in the same periods of 2009. Additionally, we had the following cash flows with our securitization trusts that were involved in transfers accounted for as sales.

	2010		2009
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets

Quarter ended June 30,
Sales proceeds from securitizations (1)	$81,435	—	120,167	—
Servicing fees	1,057	9	1,084	5
Other interests held	445	132	646	20
Purchases of delinquent assets	10	—	11	—
Net servicing advances	10	—	67	—

Six months ended June 30,
Sales proceeds from securitizations (1)	$163,757	—	201,345	—
Servicing fees	2,097	18	2,084	23
Other interests held	852	244	1,163	35
Purchases of delinquent assets	10	—	24	—
Net servicing advances	29	—	129	—

(1)	Represents cash flow data for all loans securitized in the periods presented.
Second quarter and first half 2010 sales with continuing involvement predominantly relate to conforming residential mortgage securitizations. During the second quarter and first half of 2010 we transferred $82.3 billion and $165.7 billion, respectively, in conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales. These transfers did not result in a gain or loss because the loans are already carried at fair value. In connection with these transfers, we recorded a $2.0 billion servicing asset and an $80 million liability for repurchase reserves, which are both measured at fair value using a Level 3 measurement technique.
We used the following key assumptions to measure mortgage servicing assets at the date of securitization:

	Quarter ended June 30		,	Six months ended June 30		,
	2010	2009		2010	2009

Prepayment speed assumption (annual CPR(1))	13.6%	10.4		13.0	11.3
Expected weighted-average life (in years)	5.4	6.8		5.6	6.5
Discount rate assumption	8.0%	8.8		8.2	8.9

(1)	Constant prepayment rate.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2010, for residential and commercial mortgage servicing rights, and other interests held related primarily to residential mortgage loan securitizations are presented in the following table. The information presented excludes trading positions held in inventory.

		Other interests held (1)
	Mortgage	Interest-
	servicing	only	Subordinated	Senior
(in millions)	rights	strips	bonds (2)	bonds (3)

Fair value of interests held at June 30, 2010	$14,556	208	49	480
Expected weighted-average life (in years)	4.8	4.4	8.9	6.8
Prepayment speed assumption (annual CPR)	15.2%	15.0	4.1	9.4
Decrease in fair value from:
10% adverse change	$781	10	7	2
25% adverse change	1,830	20	7	6
Discount rate assumption	8.6%	16.1	7.2	7.5
Decrease in fair value from:
100 basis point increase	$633	8	10	21
200 basis point increase	1,214	13	12	41
Credit loss assumption			0.5%	3.2
Decrease in fair value from:
10% higher losses			$7	1
25% higher losses			7	2

(1)	Excludes securities retained in securitizations issued through GSEs such as FNMA, FHLMC and GNMA because we do not believe the value of these securities would be materially affected by the adverse changes in assumptions noted in the table. These GSE securities and other interests held presented in this table are included in debt and equity interests in our disclosure of our involvements with VIEs shown in the first two tables in this Note.
(2)	Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance.
(3)	Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance.
In addition to the interests included in the table above, we have also recorded a reserve for mortgage loan repurchase losses, which is included in other commitments and guarantees related to unconsolidated VIEs. The key economic assumptions and the sensitivity of the reserve to immediate adverse changes in these assumptions at June 30, 2010, for the reserve for mortgage loan repurchase losses are presented in the following table:

Mortgage
repurchase
(in millions)	reserve

Reserve for mortgage loan repurchase losses held at June 30, 2010	$1,375
Credit loss assumption	42.0%
Decrease in reserve from:
10% higher losses	$139
25% higher losses	347
Repurchase rate assumption	0.5%
Decrease in reserve from:
10% higher losses	$120
25% higher losses	299

The sensitivities in the tables above are hypothetical and caution should be exercised when relying on this data. Changes in value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in value may not be linear. Also, the effect of a variation in a particular assumption on the value of the other interests held is calculated independently without changing any other assumptions. In reality, changes in one factor may result in changes in others (for example, changes in prepayment speed estimates could result in changes in the credit losses), which might magnify or counteract the sensitivities.

The table below presents information about the principal balances of off-balance sheet securitized loans.

									Net charge-offs
									(recoveries) (3)
	Total loans (1)				Delinquent loans (2) (3)				Six months ended
	June 30	,	Dec. 31	,	June 30	,	Dec. 31	,	June 30		,
(in millions)	2010		2009		2010		2009		2010	2009

Commercial and commercial real estate:
Commercial	$4		78		—		65		—	—
Real estate mortgage	218,494		221,516		15,314		7,208		143	108

Total commercial and commercial real estate	218,498		221,594		15,314		7,273		143	108

Consumer:
Real estate 1-4 family first mortgage	1,111,507		1,062,938		6,034		7,501		696	1,287
Real estate 1-4 family junior lien mortgage	2		3,292		—		76		—	54
Other revolving credit and installment	82		5,104		6		100		—	107

Total consumer	1,111,591		1,071,334		6,040		7,677		696	1,448

Total off-balance sheet securitized loans	$1,330,089		1,292,928		$21,354		14,950		839	1,556

(1)	Represents off-balance sheet loans that have been securitized and includes residential mortgages sold to FNMA, FHLMC and GNMA and securitizations where servicing is our only form of continuing involvement.
(2)	Delinquent loans are 90 days or more past due and still accruing interest as well as nonaccrual loans.
(3)	Delinquent loans and net charge-offs exclude loans sold to FNMA, FHLMC and GNMA. We continue to service the loans and would only experience a loss if required to repurchase a delinquent loan due to a breach in original representations and warranties associated with our underwriting standards.

Transactions with Consolidated VIEs
A summary of our transactions with VIEs accounted for as secured borrowings and involvements with consolidated VIEs follows:

		Carrying value (1)
	Total		Third
	VIE	Consolidated	party	Noncontrolling	Net
(in millions)	assets	assets (2)	liabilities	interests	assets

June 30, 2010
Secured borrowings:
Municipal tender option bond securitizations	$9,540	7,243	(6,763)	—	480
Auto loan securitizations	211	210	(56)	—	154
Commercial real estate loans	1,316	1,316	(1,275)	—	41
Residential mortgage securitizations	791	693	(480)	—	213

Total secured borrowings	11,858	9,462	(8,574)	—	888

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	17,211	16,400	(8,229)	—	8,171
Multi-seller commercial paper conduit	4,383	4,233	(4,328)	—	(95)
Auto loan securitizations	1,575	1,574	(1,558)	—	16
Structured asset finance	153	153	(31)	(11)	111
Investment funds	2,239	2,056	(609)	(30)	1,417
Other	1,583	1,580	(1,172)	(15)	393

Total consolidated VIEs	27,144	25,996	(15,927)	(56)	10,013

Total secured borrowings and consolidated VIEs	$39,002	35,458	(24,501)	(56)	10,901

December 31, 2009
Secured borrowings:
Municipal tender option bond securitizations (3)	$9,649	7,189	(6,856)	—	333
Auto loan securitizations	274	274	(121)	—	153
Commercial real estate loans	1,309	1,309	(1,269)	—	40
Residential mortgage securitizations	901	792	(552)	—	240

Total secured borrowings	12,133	9,564	(8,798)	—	766

Consolidated VIEs:
Structured asset finance	2,791	1,074	(1,088)	(10)	(24)
Investment funds	2,257	2,245	(271)	(33)	1,941
Other	2,697	1,981	(1,148)	(25)	808

Total consolidated VIEs	7,745	5,300	(2,507)	(68)	2,725

Total secured borrowings and consolidated VIEs	$19,878	14,864	(11,305)	(68)	3,491

(1)	Total assets may differ from consolidated assets due to the different measurement methods used depending on the assets’ classifications.
(2)	Amounts disclosed in the consolidated balance sheet presentation are limited to VIE assets that can only be used to settle the liabilities of those VIEs.
(3)	Balances have been revised to conform with current period presentation.
In addition to the transactions included in the table above, we have issued approximately $6.0 billion of private placement debt financing through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. We have pledged approximately $6.0 billion in loans, $562 million in securities available for sale and $38 million in cash and cash equivalents to collateralize the VIE’s borrowings. Such assets were not transferred to the VIE and accordingly we have excluded the VIE from the previous table.
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

Nonconforming residential mortgage loan securitizations
We have consolidated certain of our nonconforming residential mortgage loan securitizations in accordance with consolidation accounting guidance. We have determined we are the primary beneficiary of these securitizations because we have the power to direct the most significant activities of the entity through our role as primary servicer and also hold variable interests that we have determined to be significant. The nature of our variable interests in these entities may include beneficial interests issued by the VIE, mortgage servicing rights and recourse or repurchase reserve liabilities.
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
The changes in residential MSRs measured using the fair value method were:

	Quarter ended June 30		,	Six months ended June 30	,
(in millions)	2010	2009		2010	2009

Fair value, beginning of period	$15,544	12,391		16,004	14,714
Adjustments from adoption of consolidation accounting guidance	—	—		(118)	—
Acquired from Wachovia (1)	—	—		—	34
Servicing from securitizations or asset transfers	943	2,081		1,997	3,528

Net additions	943	2,081		1,879	3,562

Changes in fair value:
Due to changes in valuation model inputs or assumptions (2)	(2,661)	2,316		(3,438)	(508)
Other changes in fair value (3)	(575)	(1,098)		(1,194)	(2,078)

Total changes in fair value	(3,236)	1,218		(4,632)	(2,586)

Fair value, end of period	$13,251	15,690		13,251	15,690

(1)	Reflects refinements to initial purchase accounting adjustments.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(3)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized commercial MSRs were:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2010	2009	2010	2009

Balance, beginning of period	$1,069	1,257	1,119	1,446
Adjustments from adoption of consolidation accounting guidance	—	—	(5)	—
Purchases (1)	7	6	8	10
Acquired from Wachovia (2)	—	(8)	—	(135)
Servicing from securitizations or asset transfers (1)	17	18	28	22
Amortization	(56)	(68)	(113)	(138)

Balance, end of period (3)	$1,037	1,205	1,037	1,205

Fair value of amortized MSRs:
Beginning of period	$1,283	1,392	1,261	1,555
End of period	1,307	1,311	1,307	1,311

(1)	Based on June 30, 2010, assumptions, the weighted-average amortization period for MSRs added during the second quarter and six months ended June 30, 2010, was approximately 16.5 and 17.4 years, respectively.
(2)	Reflects refinements to initial purchase accounting adjustments.
(3)	There was no valuation allowance recorded for the periods presented. Commercial MSRs are evaluated for impairment purposes by the following asset classes: agency and non-agency commercial mortgage-backed securities (MBS), and loans.

We present the components of our managed servicing portfolio in the table below at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

	June 30	,	Dec. 31	,
(in billions)	2010		2009

Residential mortgage servicing:
Serviced for others	$1,437		1,422
Owned loans serviced	365		364
Subservicing	10		10

Total residential servicing	1,812		1,796

Commercial mortgage servicing:
Serviced for others	441		454
Owned loans serviced	100		105
Subservicing	10		10

Total commercial servicing	551		569

Total managed servicing portfolio	$2,363		2,365

Total serviced for others	$1,878		1,876
Ratio of MSRs to related loans serviced for others	0.76%		0.91

The components of mortgage banking noninterest income were:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2010	2009	2010	2009

Servicing income, net:
Servicing fees	$1,223	951	2,276	2,032
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (1)	(2,661)	2,316	(3,438)	(508)
Other changes in fair value (2)	(575)	(1,098)	(1,194)	(2,078)

Total changes in fair value of residential MSRs	(3,236)	1,218	(4,632)	(2,586)
Amortization	(56)	(68)	(113)	(138)
Net derivative gains (losses) from economic hedges (3)	3,287	(1,285)	5,053	2,414

Total servicing income, net	1,218	816	2,584	1,722

Net gains on mortgage loan origination/sales activities	793	2,230	1,897	3,828

Total mortgage banking noninterest income	$2,011	3,046	4,481	5,550

Market-related valuation changes to MSRs, net of hedge results (1)+(3)	$626	1,031	1,615	1,906

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.
(3)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 11 — Free-Standing Derivatives in this Report for additional discussion and detail.
Servicing fees include certain unreimbursed direct servicing obligations primarily associated with workout activities. In addition, servicing fees in the table above included:

	Quarter ended June 30		,	Six months ended June 30		,
(in millions)	2010	2009		2010	2009

Contractually specified servicing fees	$1,154	1,109		2,261	2,192
Late charges	88	79		178	166
Ancillary fees	111	75		217	148

9. INTANGIBLE ASSETS
The gross carrying value of intangible assets and accumulated amortization was:

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	value	amortization	value	value	amortization	value

Amortized intangible assets:
MSRs (1)	$1,633	596	1,037	1,606	487	1,119
Core deposit intangibles	15,135	5,296	9,839	15,140	4,366	10,774
Customer relationship and other intangibles	3,077	1,063	2,014	3,050	896	2,154

Total amortized intangible assets	$19,845	6,955	12,890	19,796	5,749	14,047

MSRs (carried at fair value) (1)	$13,251	—	13,251	16,004	—	16,004
Goodwill	24,820	—	24,820	24,812	—	24,812
Trademark	14	—	14	14	—	14

(1)	See Note 8 in this Report for additional information on MSRs.
The following table provides the current year and estimated future amortization expense for amortized intangible assets as of June 30, 2010.

			Customer
	Amortized	Core	relationship
	commercial	deposit	and other
(in millions)	MSRs	intangibles	intangibles (1)	Total

Six months ended June 30, 2010 (actual)	$113	937	163	1,213

Estimate for year ending December 31,
2010	$223	1,869	330	2,422
2011	205	1,593	287	2,085
2012	167	1,396	270	1,833
2013	130	1,241	254	1,625
2014	113	1,113	234	1,460
2015	105	1,022	212	1,339

(1)	Includes amortization of lease intangibles reported in occupancy expense of $5 million for the first six months of 2010, and estimated amortization of $9 million, $9 million, $8 million, $8 million, $5 million, and $4 million for 2010, 2011, 2012, 2013, 2014 and 2015, respectively.
We based our projections of amortization expense shown above on existing asset balances at June 30, 2010. Future amortization expense may vary from these projections.

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. We identify reporting units that are one level below an operating segment (referred to as a component), and distinguish these reporting units based on how the segments and components are managed, taking into consideration the economic characteristics, nature of the products and customers of the components. We allocate goodwill to reporting units based on relative fair value, using certain performance metrics. In first quarter 2010, we revised prior period information to reflect this realignment. See Note 16 in this Report for further information on management reporting.
The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing. The additions in the first half of 2009 predominantly relate to goodwill recorded in connection with refinements to our initial acquisition date purchase accounting.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company

Balance, December 31, 2008	$16,810	5,449	368	22,627
Goodwill from business combinations	1,240	750	—	1,990
Foreign currency translation adjustments	2	—	—	2

Balance, June 30, 2009	$18,052	6,199	368	24,619

Balance, December 31, 2009	$18,160	6,279	373	24,812
Goodwill from business combinations	—	8	—	8

Balance, June 30, 2010	$18,160	6,287	373	24,820

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

	June 30, 2010			Dec. 31, 2009
		Maximum	Non-		Maximum	Non-
	Carrying	exposure	investment	Carrying	exposure	investment
(in millions)	value	to loss	grade	value	to loss	grade

Standby letters of credit	$148	46,701	20,251	148	49,997	21,112
Securities lending and other indemnifications	49	11,398	798	51	20,002	2,512
Liquidity agreements (1)	—	62	—	66	7,744	—
Written put options (1)(2)	1,205	8,353	4,095	803	8,392	3,674
Loans sold with recourse	116	5,202	3,357	96	5,049	2,400
Residual value guarantees	8	197	—	8	197	—
Contingent consideration	15	101	98	11	145	102
Other guarantees	—	99	2	—	55	2

Total guarantees	$1,541	72,113	28,601	1,183	91,581	29,802

(1)	Certain of these agreements are related to off-balance sheet entities and, accordingly, are also disclosed in Note 7 in this Report.
(2)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 11 in this Report.
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

As a securities lending agent, we loan client securities, on a fully collateralized basis, to third party borrowers. We indemnify our clients against borrower default of a return of those securities and, in certain cases, against collateral losses. We support these guarantees with collateral, generally in the form of cash or highly liquid securities that is marked to market daily. There was $11.7 billion at June 30, 2010, and $20.7 billion at December 31, 2009, in collateral supporting loaned securities with values of $11.4 billion and $20.0 billion, respectively.
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
We provide liquidity facilities on all commercial paper issued by the conduit we administer. We also provide liquidity to certain off-balance sheet entities that hold securitized fixed-rate municipal bonds and consumer or commercial assets that are partially funded with the issuance of money market and other short-term notes. The decrease in maximum exposure to loss from December 31, 2009, is due to the amounts related to the liquidity facility on the commercial paper conduit being removed from the disclosed amounts due to the consolidation of the commercial paper conduit upon adoption of consolidation accounting guidance. See Note 7 in this Report for additional information on these arrangements.
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
In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain period of time. The maximum exposure to loss represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions, but the likelihood of the repurchase of the entire balance is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In second quarter 2010, we did not repurchase a significant amount of loans associated with these agreements.
We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At June 30, 2010, the only remaining residual value guarantee is related to a leasing transaction on certain corporate buildings. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost, we would be required to reimburse the lessor under our guarantee.

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
Legal Actions
The following supplements and amends our discussion of certain matters previously reported in Item 3 (Legal Proceedings) of our 2009 Form 10-K and our First Quarter Form 10-Q for events occurring in second quarter 2010.
Data Treasury Litigation On June 15, 2010, Wells Fargo entered into a confidential settlement agreement which settled all claims of Data Treasury against Wells Fargo and Wachovia. The estimated liability for this matter had been accrued for in previous quarters and the settlement did not have a material adverse effect on Wells Fargo’s consolidated financial statements for the period ended June 30, 2010.
Golden West and Related Litigation Amended complaints were filed in all the actions in May 2010 and renewed motions to dismiss have been filed in each case.
In Re Wells Fargo Mortgage-Backed Certificates Litigation On May 28, 2010, plaintiffs filed an amended consolidated complaint. On June 25, 2010, Wells Fargo moved to dismiss the amended complaint. On June 29, 2010 and on July 15, 2010, two complaints, the first captioned The Charles Schwab Corporation vs. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al., and the second captioned The Charles Schwab Corporation v. BNP Paribas Securities Corp., et al., were filed in the Superior Court for the State of California, San Francisco County against a number of defendants, including Wells Fargo Bank, N.A. and Wells Fargo Asset Securities Corporation. As against the Wells Fargo entities, the new cases assert opt out claims relating to the claims alleged in the Mortgage-Backed Certificates Litigation.
LeNature’s Inc. On July 7, 2010, the demurrer to the California noteholder action was overruled. On May 10, 2010, the New York State Court granted the motion to dismiss two counts of the complaint and denied the motion to dismiss two other counts.
Municipal Derivatives Bid Practice Investigation In May 2010, four additional complaints were filed in California state courts by four additional California municipalities containing allegations virtually identical to the allegations of the eleven complaints previously filed by various California municipalities.
Outlook In accordance with ASC 450 (formerly FAS 5), Wells Fargo has established estimated liabilities for litigation matters with loss contingencies that are both probable and estimable. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the estimated liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial statements. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s consolidated financial statements for any particular period.

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

The total notional or contractual amounts and fair values for derivatives were:

	June 30, 2010			Dec. 31, 2009
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives

Qualifying hedge contracts (1)
Interest rate contracts (2)	$111,021	8,401	1,967	119,966	6,425	1,302
Foreign exchange contracts	28,173	813	1,290	30,212	1,553	811

Total derivatives designated as qualifying hedging instruments		9,214	3,257		7,978	2,113

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges) (1):
Interest rate contracts (3)	497,218	6,153	5,400	633,734	4,441	4,873
Equity contracts	—	—	—	300	—	2
Foreign exchange contracts	3,788	23	23	7,019	233	29
Credit contracts — protection purchased	490	133	—	577	261	—
Other derivatives	4,516	—	104	4,583	—	40

Subtotal		6,309	5,527		4,935	4,944

Customer accommodation, trading and other free-standing derivatives (4):
Interest rate contracts	2,649,776	66,789	66,951	2,741,119	54,873	54,033
Commodity contracts	84,307	3,669	3,563	92,182	5,400	5,182
Equity contracts	70,340	2,906	2,891	71,572	2,459	3,067
Foreign exchange contracts	140,803	3,802	3,363	142,012	3,084	2,737
Credit contracts — protection sold	59,743	524	7,838	76,693	979	9,577
Credit contracts — protection purchased	61,700	6,764	530	81,357	9,349	1,089
Other derivatives	279	9	22	2,314	427	171

Subtotal		84,463	85,158		76,571	75,856

Total derivatives not designated as hedging instruments		90,772	90,685		81,506	80,800

Total derivatives before netting		99,986	93,942		89,484	82,913

Netting (5)		(74,396)	(82,310)		(65,926)	(73,303)

Total		$25,590	11,632		23,558	9,610

(1)	Represents asset/liability management hedges, which are included in other assets or other liabilities.
(2)	Notional amounts presented exclude $21.0 billion at June 30, 2010, and $20.9 billion at December 31, 2009, of basis swaps that are combined with receive fixed-rate / pay floating-rate swaps and designated as one hedging instrument.
(3)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.
(4)	Customer accommodation, trading and other free-standing derivatives are included in trading assets or other liabilities.
(5)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements under the accounting guidance covering the offsetting of amounts related to certain contracts. The amount of cash collateral netted against derivative assets and liabilities was $5.6 billion and $13.6 billion, respectively, at June 30, 2010, and $5.3 billion and $14.1 billion, respectively, at December 31, 2009.
Fair Value Hedges
We use interest rate swaps to convert certain of our fixed-rate long-term debt and certificates of deposit (CDs) to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt and repurchase agreements. Consistent with our asset/liability management strategy of converting fixed-rate debt to floating-rates, we believe interest expense should reflect only the current contractual interest cash flows on the liabilities and the related swaps. In addition, we use interest rate swaps and forward contracts to hedge against changes in fair value of certain debt securities that are classified as securities available for sale, due to changes in interest rates, foreign currency rates, or both. For fair value hedges of long-term debt, CDs, repurchase agreements and debt securities, all parts of each derivative’s gain or loss due to the hedged risk are included in the assessment of hedge effectiveness, except for foreign-currency denominated securities available for sale, short-term borrowings and long-term debt hedged with forward derivatives for which the component of the derivative gain or loss related to the changes in the difference between the spot and forward price is excluded from the assessment of hedge effectiveness.
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

	Interest rate
	contracts hedging:		Foreign exchange contracts hedging:			Total net
	Securities		Securities			gains (losses)
	available	Long-term	available	Short-term	Long-term	on fair value
(in millions)	for sale	debt	for sale	borrowings	debt	hedges

Quarter ended June 30, 2010
Gains (losses) recorded in net interest income	$(94)	527	(1)	—	87	519

Gains (losses) recorded in noninterest income
Recognized on derivatives	$(642)	1,744	70	—	(1,769)	(597)
Recognized on hedged item	650	(1,626)	(70)	—	1,778	732

Recognized on fair value hedges (ineffective portion) (1)	$8	118	—	—	9	135

Quarter ended June 30, 2009
Gains (losses) recorded in net interest income	$(71)	383	(18)	12	78	384

Gains (losses) recorded in noninterest income
Recognized on derivatives	$712	(2,680)	(2)	1	1,204	(765)
Recognized on hedged item	(703)	2,585	2	(1)	(1,281)	602

Recognized on fair value hedges (ineffective portion) (1)	$9	(95)	—	—	(77)	(163)

Six months ended June 30, 2010
Gains (losses) recorded in net interest income	$(188)	1,058	(2)	—	184	1,052

Gains (losses) recorded in noninterest income
Recognized on derivatives	$(768)	2,276	189	—	(2,905)	(1,208)
Recognized on hedged item	785	(2,143)	(189)	—	2,932	1,385

Recognized on fair value hedges (ineffective portion) (1)	$17	133	—	—	27	177

Six months ended June 30, 2009
Gains (losses) recorded in net interest income	$(112)	647	(46)	28	154	671

Gains (losses) recorded in noninterest income
Recognized on derivatives	$794	(3,469)	—	—	942	(1,733)
Recognized on hedged item	(796)	3,383	—	—	(951)	1,636

Recognized on fair value hedges (ineffective portion) (1)	$(2)	(86)	—	—	(9)	(97)

(1)	Second quarter and six months ended June 30, 2010, included nil and $1 million, respectively, and second quarter and six months ended June 30, 2009, included $(7) million for both periods, of gains (losses) on forward derivatives hedging foreign currency securities available for sale, short-term borrowings and long-term debt, representing the portion of derivatives gains (losses) excluded from the assessment of hedge effectiveness (time value).

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
We expect that $305 million of deferred net gains on derivatives in OCI at June 30, 2010, will be reclassified as earnings during the next twelve months, compared with $284 million at December 31, 2009. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 8 years for both hedges of floating-rate debt and floating-rate commercial loans.
The following table shows the net gains recognized related to derivatives in cash flow hedging relationships as defined by the Derivatives and Hedging topic in the Codification.

	Quarter ended June 30		,	Six months ended June 30		,
(in millions)	2010	2009		2010	2009

Gains (losses) (after tax) recognized in OCI on derivatives (effective portion)	$190	(196)		349	(128)
Gains (pre tax) reclassified from cumulative
OCI into net interest income (effective portion)	186	144		328	279
Gains (losses) (pre tax) recognized in noninterest income on derivatives (ineffective portion) (1)	(1)	5		6	11

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.
Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime residential MHFS, derivative loan commitments and other interests held, with the resulting gain or loss reflected in other income.
The derivatives used to hedge residential MSRs, which include swaps, swaptions, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative gains of $3.3 billion and net derivative gains of $5.1 billion, respectively, in the second quarter and first half of 2010 and net derivative losses of $1.3 billion and net derivative gains of $2.4 billion, respectively, in the same periods of 2009 from economic hedges related to our mortgage servicing activities and are included in mortgage banking noninterest income. The aggregate fair value of these derivatives used as economic hedges was a net asset of $2.0 billion at June 30, 2010, and a net liability of $961 million at December 31, 2009. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative OCI (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as most new prime residential MHFS for which we have elected the fair value option, is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $403 million at June 30, 2010, and a net liability of $312 million at December 31, 2009, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.
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

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2010	2009	2010	2009

Gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts (1)
Recognized in noninterest income:
Mortgage banking	$757	692	1,425	3,056
Other	(30)	4	(36)	(1)
Foreign exchange contracts	69	(98)	145	(18)
Equity contracts	—	—	—	2
Credit contracts	(36)	(56)	(125)	(114)

Subtotal	760	542	1,409	2,925

Gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts (2)
Recognized in noninterest income:
Mortgage banking	1,644	(616)	2,547	397
Other	(154)	499	165	812
Commodity contracts	13	(27)	33	(39)
Equity contracts	495	(58)	449	(181)
Foreign exchange contracts	148	145	266	258
Credit contracts	(58)	(352)	(488)	(98)
Other	(12)	(13)	(19)	(176)

Subtotal	2,076	(422)	2,953	973

Net gains recognized related to derivatives not designated as hedging instruments	$2,836	120	4,362	3,898

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs, interest rate lock commitments, loans held for sale and mortgages held for sale.
(2)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Protection
			sold—	purchased	Net
			non-	with	protection	Other
	Fair value	Protection	investment	identical	sold	protection	Range of
(in millions)	liability	sold (A)	grade	underlyings (B)	(A) - (B)	purchased	maturities

June 30, 2010
Credit default swaps on:
Corporate bonds	$1,759	40,279	20,552	32,465	7,814	8,414	2010-2020
Structured products	4,556	6,238	5,478	4,932	1,306	3,012	2016-2056
Credit protection on:
Default swap index	39	2,655	1,234	2,655	—	486	2010-2017
Commercial mortgage- backed securities index	1,190	2,789	749	2,348	441	128	2049-2052
Asset-backed securities index	275	361	296	315	46	95	2037-2046
Loan deliverable credit default swaps	7	489	479	396	93	253	2010-2014
Other	12	6,932	6,389	39	6,893	4,967	2010-2056

Total credit derivatives	$7,838	59,743	35,177	43,150	16,593	17,355

December 31, 2009
Credit default swaps on:
Corporate bonds	$2,419	55,511	23,815	44,159	11,352	12,634	2010-2018
Structured products	4,498	6,627	5,084	4,999	1,628	3,018	2014-2056
Credit protection on:
Default swap index	23	6,611	2,765	4,202	2,409	2,510	2010-2017
Commercial mortgage- backed securities index	1,987	5,188	453	4,749	439	189	2049-2052
Asset-backed securities index	637	830	660	696	134	189	2037-2046
Loan deliverable credit default swaps	12	510	494	423	87	287	2010-2014
Other	1	1,416	809	32	1,384	100	2010-2020

Total credit derivatives	$9,577	76,693	34,080	59,260	17,433	18,927

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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt, based on certain major credit rating agencies indicated in the relevant contracts, were to fall below investment grade, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $10.5 billion at June 30, 2010, and $7.5 billion at December 31, 2009, for which we had posted $9.9 billion and $7.1 billion, respectively, in collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2010, or December 31, 2009, we would have been required to post additional collateral of $618 million or $1.0 billion, respectively, or potentially settle the contract in an amount equal to its fair value.
Counterparty Credit Risk
By using derivatives, we are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the requirements outlined in the Derivatives and Hedging topic of the Codification, derivatives balances and related cash collateral amounts are shown net in the balance sheet. Counterparty credit risk related to derivatives is considered in determining fair value and our assessment of hedge effectiveness.

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
Upon adoption of new consolidation accounting guidance on January 1, 2010, we elected to measure certain loans and long-term debt of consolidated VIEs under the fair value option. We elected the fair value option to effectively continue fair value accounting through earnings for our interests in these VIEs. See Notes 1 and 7 in this Report for additional information.
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
Fair Value Measurements from Independent Brokers or Independent Third Party Pricing Services
For certain assets and liabilities, we obtain fair value measurements from independent brokers or independent third party pricing services and record the unadjusted fair value in our financial statements. The detail by level is shown in the table below. Fair value measurements obtained from independent brokers or independent third party pricing services that we have adjusted to determine the fair value recorded in our financial statements are not included in the following table.

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

June 30, 2010
Trading assets (excluding derivatives)	$—	1,909	—	17	1,985	—
Securities available for sale:
Securities of U.S. treasury and federal agencies	—	—	—	808	875	—
Securities of U.S. states and political subdivisions	—	14	—	—	13,658	—
Mortgage-backed securities	—	3	37	—	84,916	57
Other debt securities	—	194	3,249	—	11,910	142

Total debt securities	—	211	3,286	808	111,359	199

Total marketable equity securities	173	21	—	1,045	728	—

Total securities available for sale	173	232	3,286	1,853	112,087	199

Derivatives (trading and other assets)	—	18	44	—	1,423	10
Loans held for sale	—	—	—	—	1	—
Derivatives (liabilities)	—	13	54	—	1,552	1
Other liabilities	—	10	—	—	348	—

December 31, 2009
Trading assets (excluding derivatives)	$—	4,208	—	30	1,712	81
Securities available for sale	85	1,870	548	1,467	120,688	1,864
Loans held for sale	—	—	—	—	2	—
Derivatives (trading and other assets)	—	8	42	—	2,926	9
Derivatives (liabilities)	—	—	70	—	2,949	4
Other liabilities	—	—	—	10	3,916	26

For complete descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value, see Note 16 of the 2009 10-K. There have been no material changes to our valuation methodologies in second quarter 2010.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2010.

(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total

June 30, 2010
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$2,221	3,551	—	—	5,772
Securities of U.S. states and political subdivisions	—	1,338	12	—	1,350
Collateralized debt obligations	—	32	1,767	—	1,799
Corporate debt securities	—	8,896	165	—	9,061
Equity securities	1,430	677	52	—	2,159
Other trading securities	—	5,228	330	—	5,558

Total trading securities	3,651	19,722	2,326	—	25,699

Other trading assets	728	108	149	—	985

Total trading assets (excluding derivatives)	4,379	19,830	2,475	—	26,684

Securities of U.S. Treasury and federal agencies	808	877	—	—	1,685
Securities of U.S. states and political subdivisions	—	13,688	2,736	—	16,424
Mortgage-backed securities:
Federal agencies	—	71,395	—	—	71,395
Residential	—	20,793	353	—	21,146
Commercial	—	11,633	897	—	12,530

Total mortgage-backed securities	—	103,821	1,250	—	105,071

Corporate debt securities	—	9,563	380	—	9,943
Collateralized debt obligations	—	—	4,031	—	4,031
Asset-backed securities:
Auto loans and leases	—	293	7,104	—	7,397
Home equity loans	—	941	194	—	1,135
Other asset-backed securities	—	3,050	3,341	—	6,391

Total asset-backed securities	—	4,284	10,639	—	14,923

Other debt securities	—	599	88	—	687

Total debt securities	808	132,832	19,124	—	152,764

Marketable equity securities:
Perpetual preferred securities (2)	666	791	2,629	—	4,086
Other marketable equity securities	957	104	16	—	1,077

Total marketable equity securities	1,623	895	2,645	—	5,163

Total securities available for sale	2,431	133,727	21,769	—	157,927

Mortgages held for sale	—	31,617	3,260	—	34,877
Loans held for sale	—	238	—	—	238
Loans	—	—	367	—	367
Mortgage servicing rights (residential)	—	—	13,251	—	13,251
Derivative assets:
Interest rate contracts	1,490	78,745	1,108	—	81,343
Commodity contracts	—	3,669	—	—	3,669
Equity contracts	252	1,996	658	—	2,906
Foreign exchange contracts	110	4,523	5	—	4,638
Credit contracts	—	3,498	3,923	—	7,421
Other derivative contracts	—	8	1	—	9

Netting	—	—	—	(74,396)	(74,396)

Total derivative assets (3)	1,852	92,439	5,695	(74,396)	25,590

Other assets	432	690	360	—	1,482

Total assets recorded at fair value	$9,094	278,541	47,177	(74,396)	260,416

Derivative liabilities:
Interest rate contracts	$(1,717)	(72,136)	(465)	—	(74,318)
Commodity contracts	—	(3,563)	—	—	(3,563)
Equity contracts	(174)	(1,827)	(890)	—	(2,891)
Foreign exchange contracts	(109)	(4,560)	(7)	—	(4,676)
Credit contracts	—	(3,452)	(4,916)	—	(8,368)
Other derivative contracts	—	(22)	(104)	—	(126)

Netting	—	—	—	82,310	82,310

Total derivative liabilities (4)	(2,000)	(85,560)	(6,382)	82,310	(11,632)

Short sale liabilities
Securities of U.S. Treasury and federal agencies	(1,957)	(784)	—	—	(2,741)
Corporate debt securities	—	(3,477)	(1)	—	(3,478)
Equity securities	(1,888)	(116)	—	—	(2,004)
Other securities	—	(82)	(3)	—	(85)

Total short sale liabilities	(3,845)	(4,459)	(4)	—	(8,308)

Other liabilities	—	(39)	(1,806)	—	(1,845)

Total liabilities recorded at fair value	$(5,845)	(90,058)	(8,192)	82,310	(21,785)

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(2)	Perpetual preferred securities are primarily ARS. See Note 7 for additional information.
(3)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.
(4)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total

December 31, 2009
Trading assets (excluding derivatives) (2)	$2,386	20,497	2,311	—	25,194
Derivatives (trading assets)	340	70,938	5,682	(59,115)	17,845
Securities of U.S. Treasury and federal agencies	1,094	1,186	—	—	2,280
Securities of U.S. states and political subdivisions	4	12,708	818	—	13,530
Mortgage-backed securities:
Federal agencies	—	82,818	—	—	82,818
Residential	—	27,506	1,084	—	28,590
Commercial	—	9,162	1,799	—	10,961

Total mortgage-backed securities	—	119,486	2,883	—	122,369

Corporate debt securities	—	8,968	367	—	9,335
Collateralized debt obligations	—	—	3,725	—	3,725
Other	—	3,292	12,587	—	15,879

Total debt securities	1,098	145,640	20,380	—	167,118

Marketable equity securities:
Perpetual preferred securities	736	834	2,305	—	3,875
Other marketable equity securities	1,279	350	88	—	1,717

Total marketable equity securities	2,015	1,184	2,393	—	5,592

Total securities available for sale	3,113	146,824	22,773	—	172,710

Mortgages held for sale	—	33,439	3,523	—	36,962
Loans held for sale	—	149	—	—	149
Mortgage servicing rights (residential)	—	—	16,004	—	16,004
Other assets (3)	1,932	11,720	1,690	(6,812)	8,530

Total assets recorded at fair value	$7,771	283,567	51,983	(65,927)	277,394

Other liabilities (4)	$(6,527)	(81,613)	(7,942)	73,299	(22,783)

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(2)	Includes trading securities of $24.0 billion.
(3)	Derivative assets other than trading and principal investments are included in this category.
(4)	Derivative liabilities are included in this category.

The changes in second quarter 2010 for Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

									Net unrealized
		Total net gains		Purchases ,					gains (losses)
		(losses) included in		sales ,					included in net
			Other	issuances					income related
	Balance ,		compre-	and	Transfers		Transfers	Balance ,	to assets and
	beginning	Net	hensive	settlements ,	into		out of	end	liabilities held
(in millions)	of period	income	income	net	Level 3	(1)	Level 3 (1)	of period	at period end (2)

Quarter ended June 30, 2010
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$12	5	—	(5)	—		—	12	6
Collateralized debt obligations	1,889	31	—	(153)	—		—	1,767	2
Corporate bonds	276	6	—	22	—		(139)	165	22
Equity securities	67	1	—	(16)	—		—	52	—
Other trading securities	390	20	—	(80)	—		—	330	4

Total trading securities	2,634	63	—	(232)	—		(139)	2,326	34

Other trading assets	174	(21)	—	(4)	—		—	149	6

Total trading assets (excluding derivatives)	2,808	42	—	(236)	—		(139)	2,475	40 (3)

Securities available for sale:
Securities of U.S. states and political subdivisions	2,871	3	32	(170)	—		—	2,736	4
Mortgage-backed securities:
Residential	406	—	(22)	26	82		(139)	353	—
Commercial	503	(17)	368	(8)	128		(77)	897	—

Total mortgage-backed securities	909	(17)	346	18	210		(216)	1,250	—

Corporate debt securities	503	3	(2)	(44)	28		(108)	380	—
Collateralized debt obligations	3,851	40	(114)	254	—		—	4,031	(5)
Asset-backed securities:
Auto loans and leases	7,587	—	(56)	(428)	1		—	7,104	—
Home equity loans	107	1	5	(1)	98		(16)	194	(2)
Other asset-backed securities	2,190	(6)	(39)	1,540	—		(344)	3,341	(1)

Total asset-backed securities	9,884	(5)	(90)	1,111	99		(360)	10,639	(3)

Other debt securities	79	—	2	7	—		—	88	—

Total debt securities	18,097	24	174	1,176	337		(684)	19,124	(4)

Marketable equity securities:
Perpetual preferred securities	2,967	58	(14)	(381)	—		(1)	2,629	—
Other marketable equity securities	12	—	—	15	—		(11)	16	—

Total marketable equity securities	2,979	58	(14)	(366)	—		(12)	2,645	—

Total securities available for sale	21,076	82	160	810	337		(696)	21,769	(4)

Mortgages held for sale	3,338	(17)	—	(89)	104		(76)	3,260	(16) (4)
Loans	371	8	—	(12)	—		—	367	7 (4)
Mortgage servicing rights (residential)	15,544	(3,237)	—	944	—		—	13,251	(2,661) (4)
Net derivative assets and liabilities:
Interest rate contracts	257	1,685	—	(1,299)	—		—	643	407
Equity contracts	(281)	(87)	—	122	30		(16)	(232)	—
Foreign exchange contracts	4	(8)	—	2	—		—	(2)	—
Credit contracts	(758)	(202)	—	(33)	—		—	(993)	(178)
Other derivative contracts	(30)	(78)	—	5	—		—	(103)	—

Total derivative contracts	(808)	1,310	—	(1,203)	30		(16)	(687)	229 (5)

Other assets	377	2	—	(19)	—		—	360	(6) (4)
Short sale liabilities (corporate debt securities)	(65)	1	—	(5)	—		65	(4)	—
Other liabilities (excluding derivatives)	(1,672)	(368)	—	234	—		—	(1,806)	(368)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the quarter in which each transfer occurred.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in other noninterest income in the income statement.
(4)	Included in mortgage banking in the income statement.
(5)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

The changes in second quarter 2009 for Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

								Net unrealized
			Total net gains		Purchases ,			gains (losses)
			(losses) included in		sales ,	Net		included in net
				Other	issuances	transfers		income related
	Balance	,		compre-	and	into and/or	Balance ,	to assets and
	beginning		Net	hensive	settlements ,	out of	end	liabilities held
(in millions)	of period		income	income	net	Level 3 (1)	of period	at period end	(2)

Quarter ended June 30, 2009
Trading assets (excluding derivatives)	$3,258		80	—	(875)	12	2,475	99	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	821		20	11	53	—	905	5
Mortgage-backed securities:
Federal agencies	—		—	—	—	—	—	—
Residential	7,657		(1)	173	(418)	(1,498)	5,913	(56)
Commercial	2,497		(110)	246	(2)	(16)	2,615	(1)

Total mortgage-backed securities	10,154		(111)	419	(420)	(1,514)	8,528	(57)

Corporate debt securities	261		4	46	(6)	(19)	286	—
Collateralized debt obligations	2,329		(15)	17	102	315	2,748	(46)
Other	15,267		49	427	186	(211)	15,718	(21)

Total debt securities	28,832		(53)	920	(85)	(1,429)	28,185	(119)

Marketable equity securities:
Perpetual preferred securities	2,557		16	89	77	(23)	2,716	(1)
Other marketable equity securities	44		—	17	2	64	127	—

Total marketable equity securities	2,601		16	106	79	41	2,843	(1)

Total securities available for sale	31,433		(37)	1,026	(6)	(1,388)	31,028	(120)

Mortgages held for sale	4,516		(4)	—	(361)	(52)	4,099	(8	)(4)
Mortgage servicing rights (residential)	12,391		1,217	—	2,082	—	15,690	2,316	(4)
Net derivative assets and liabilities	1,036		(854)	—	(413)	25	(206)	(483	)(5)
Other assets (excluding derivatives)	1,221		(24)	—	29	—	1,226	(14	)(4)
Other liabilities (excluding derivatives)	(729)		(102)	—	(19)	(2)	(852)	(102)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the quarter in which each transfer occurred.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in other noninterest income in the income statement.
(4)	Included in mortgage banking in the income statement.
(5)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

The changes in the first half of 2010 for Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

									Net unrealized
		Total net gains		Purchases ,					gains (losses)
		(losses) included in		sales ,					included in net
			Other	issuances					income related
	Balance ,		compre-	and	Transfers		Transfers	Balance ,	to assets and
	beginning	Net	hensive	settlements ,	into		out of	end	liabilities held
(in millions)	of period	income	income	net	Level 3	(1)	Level 3 (1)	of period	at period end (2)

Six months ended June 30, 2010
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$5	7	—	(9)	9		—	12	7
Collateralized debt obligations	1,133	382	—	252	—		—	1,767	16
Corporate bonds	223	13	—	62	9		(142)	165	23
Equity securities	36	2	—	12	2		—	52	—
Other trading securities	643	34	—	(154)	1		(194)	330	12

Total trading securities	2,040	438	—	163	21		(336)	2,326	58

Other trading assets	271	(36)	—	(4)	—		(82)	149	(11)

Total trading assets (excluding derivatives)	2,311	402	—	159	21		(418)	2,475	47 (3)

Securities available for sale:
Securities of U.S. states and political subdivisions	818	4	94	1,798	28		(6)	2,736	4
Mortgage-backed securities:
Residential	1,084	(7)	(15)	(14)	266		(961)	353	(4)
Commercial	1,799	(17)	373	(7)	187		(1,438)	897	(4)

Total mortgage-backed securities	2,883	(24)	358	(21)	453		(2,399)	1,250	(8)

Corporate debt securities	367	4	42	(50)	166		(149)	380	—
Collateralized debt obligations	3,725	79	(38)	477	—		(212)	4,031	(10)
Asset-backed securities:
Auto loans and leases	8,525	—	(123)	(1,477)	179		—	7,104	—
Home equity loans	1,677	—	12	(2)	113		(1,606)	194	(5)
Other asset-backed securities	2,308	48	(82)	1,403	679		(1,015)	3,341	(2)

Total asset-backed securities	12,510	48	(193)	(76)	971		(2,621)	10,639	(7)

Other debt securities	77	—	(1)	12	—		—	88	—

Total debt securities	20,380	111	262	2,140	1,618		(5,387)	19,124	(21)

Marketable equity securities:
Perpetual preferred securities	2,305	66	(26)	297	—		(13)	2,629	—
Other marketable equity securities	88	—	—	(38)	—		(34)	16	—

Total marketable equity securities	2,393	66	(26)	259	—		(47)	2,645	—

Total securities available for sale	22,773	177	236	2,399	1,618		(5,434)	21,769	(21)

Mortgages held for sale	3,523	(15)	—	(251)	203		(200)	3,260	(17) (4)
Loans	—	52	—	(51)	366		—	367	52 (4)
Mortgage servicing rights (residential)	16,004	(4,633)	—	1,998	—		(118)	13,251	(3,438) (4)
Net derivative assets and liabilities:
Interest rate contracts	(114)	2,673	—	(1,916)	—		—	643	426
Equity contracts	(344)	(7)	—	142	2		(25)	(232)	29
Foreign exchange contracts	(1)	(3)	—	2	—		—	(2)	—
Credit contracts	(330)	(692)	—	23	6		—	(993)	(671)
Other derivative contracts	(43)	(65)	—	5	—		—	(103)	—

Total derivative contracts	(832)	1,906	—	(1,744)	8		(25)	(687)	(216) (5)

Other assets	1,373	25	—	(49)	—		(989)	360	(12) (4)
Short sale liabilities (corporate debt securities)	(26)	(1)	—	(42)	—		65	(4)	—
Other liabilities (excluding derivatives)	(1,085)	(778)	—	416	(359)		—	(1,806)	(779)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the period in which each transfer occurred.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in other noninterest income in the income statement.
(4)	Included in mortgage banking in the income statement.
(5)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

The changes in the first half of 2009 for Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

								Net unrealized
			Total net gains		Purchases ,			gains (losses)
			(losses) included in		sales ,	Net		included in net
				Other	issuances	transfers		income related
	Balance	,		compre-	and	into and/	Balance ,	to assets and
	beginning		Net	hensive	settlements ,	or out of	end	liabilities held
(in millions)	of period		income	income	net	Level 3 (1)	of period	at period end (2)

Six months ended June 30, 2009
Trading assets (excluding derivatives)	$3,495		42	—	(1,398)	336	2,475	82 (3)
Securities available for sale:
Securities of U.S. states and political subdivisions	903		18	13	46	(75)	905	(6)
Mortgage-backed securities:
Federal agencies	4		—	—	—	(4)	—	—
Residential	3,510		(30)	884	(588)	2,137	5,913	(151)
Commercial	286		(118)	747	49	1,651	2,615	(11)

Total mortgage-backed securities	3,800		(148)	1,631	(539)	3,784	8,528	(162)

Corporate debt securities	282		2	56	(23)	(31)	286	—
Collateralized debt obligations	2,083		55	189	104	317	2,748	(56)
Other	12,799		29	1,064	1,657	169	15,718	(53)

Total debt securities	19,867		(44)	2,953	1,245	4,164	28,185	(277)

Marketable equity securities:
Perpetual preferred securities	2,775		86	115	(234)	(26)	2,716	(1)
Other marketable equity securities	50		—	(1)	62	16	127	—

Total marketable equity securities	2,825		86	114	(172)	(10)	2,843	(1)

Total securities available for sale	$22,692		42	3,067	1,073	4,154	31,028	(278)

Mortgages held for sale	$4,718		(2)	—	(471)	(146)	4,099	(9) (4)
Mortgage servicing rights (residential)	14,714		(2,587)	—	3,563	—	15,690	(508) (4)
Net derivative assets and liabilities	37		(6)	—	(502)	265	(206)	(422) (5)
Other assets (excluding derivatives)	1,231		(33)	—	28	—	1,226	(3) (4)
Other liabilities (excluding derivatives)	(638)		(178)	—	(34)	(2)	(852)	(179)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the period in which each transfer occurred.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in other noninterest income in the income statement.
(4)	Included in mortgage banking in the income statement.
(5)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

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
We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. For the quarter ended June 30, 2010, there were no significant transfers in or out of Levels 1, 2 or 3.
Significant changes to Level 3 assets for the first half of 2010, are described as follows:
•	Our adoption of new consolidation accounting guidance on January 1, 2010, impacted Level 3 balances for certain financial instruments. Reductions in Level 3 balances, which represent derecognition of existing investments in newly consolidated VIEs, are reflected as transfers out for the following categories: trading assets, $276 million; securities available for sale, $1.9 billion; and mortgage servicing rights, $118 million. Increases in Level 3 balances, which represent newly consolidated VIE assets, are reflected as transfers in for the following categories: securities available for sale, $829 million; loans, $366 million; and long-term debt, $359 million.
•	We transferred $3.5 billion of debt securities available for sale from Level 3 to Level 2 due to an increase in the volume of trading activity for certain securities, which resulted in increased occurrences of observable market prices.
For the first half of 2009, $4.2 billion of debt securities available for sale were transferred on a net basis from Level 2 to Level 3 because significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the six months ended June 30, 2010, and year ended December 31, 2009, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets or portfolios at period end.

	Carrying value at period end
(in millions)	Level 1	Level 2	Level 3	Total

June 30, 2010
Mortgages held for sale (1)	$—	2,470	724	3,194
Loans held for sale	—	407	—	407
Loans (2):
Commercial and commercial real estate:
Commercial	—	432	90	522
Real estate mortgage	—	603	2	605
Real estate construction	—	642	—	642

Total commercial and commercial real estate	—	1,677	92	1,769

Consumer:
Real estate 1 - 4 family first mortgage	—	5,196	—	5,196
Real estate 1 - 4 family junior liens	—	410	—	410
Other	—	83	17	100

Total consumer	—	5,689	17	5,706

Foreign	—	10	—	10

Total loans	—	7,376	109	7,485

Other assets:
Private equity investments	—	—	26	26
Foreclosed assets (3)	—	356	23	379
Operating lease assets	—	22	—	22

December 31, 2009
Mortgages held for sale (1)	$—	1,105	711	1,816
Loans held for sale	—	444	—	444
Loans (2)	—	6,177	134	6,311
Private equity investments	—	—	52	52
Foreclosed assets (3)	—	199	38	237
Operating lease assets	—	90	29	119

(1)	Predominantly real estate 1-4 family first mortgage loans.
(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off, which includes unsecured lines and loans, is zero.
(3)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement.

(in millions)

Six months ended June 30, 2010
Mortgages held for sale	$23
Loans held for sale	9
Loans (1):
Commercial and commercial real estate:
Commercial	(1,110)
Real estate mortgage	(250)
Real estate construction	(255)

Total commercial and commercial real estate	(1,615)

Consumer:
Real estate 1 - 4 family first mortgage	(1,807)
Real estate 1 - 4 family junior liens	(2,236)
Other	(1,843)

Total consumer	(5,886)

Foreign	—

Total loans	(7,501)

Other assets:
Private equity investments	(28)
Foreclosed assets (2)	(115)
Operating lease assets	(1)

Total	$(7,613)

Six months ended June 30, 2009
Mortgages held for sale	$1
Loans held for sale	119
Loans (1)	(6,100)
Private equity investments	(61)
Foreclosed assets (2)	(225)
Operating lease assets	(16)

Total	$(6,282)

(1)	Represents write-downs of loans based on the appraised value of the collateral and write-downs of loans fully charged-off to zero.
(2)	Represents the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Alternative Investments
The following table summarizes our investments in various types of funds, which are included in trading assets, securities available for sale and other assets. We use the funds’ net asset values (NAVs) per share as a practical expedient to measure fair value on recurring and nonrecurring bases. The fair values presented in the table are based upon the funds’ NAVs or an equivalent measure.

				Redemption
	Fair	Unfunded	Redemption	notice
(in millions)	value	commitments	frequency	period

June 30, 2010
Offshore funds (1)	$1,492	—	Daily - Annually	1 - 120 days
Funds of funds	67	—	Monthly - Annually	10 - 120 days
Hedge funds	18	—	Monthly - Annually	30 - 120 days
Private equity funds (2)	1,774	760	N/A	N/A
Venture capital funds (3)	92	43	N/A	N/A

Total	$3,443	803

December 31, 2009
Offshore funds (1)	$1,270	—	Daily - Quarterly	1 - 90 days
Funds of funds	69	—	Monthly - Annually	10 - 120 days
Hedge funds	35	—	Monthly - Annually	30 - 180 days
Private equity funds (2)	901	340	N/A	N/A
Venture capital funds (3)	93	47	N/A	N/A

Total	$2,368	387

N/A — Not applicable
(1)	Includes investments in funds that invest primarily in investment grade European fixed income securities. Redemption restrictions are in place for investments with a fair value of $67 million at June 30, 2010, and $76 million at December 31, 2009, due to lock-up provisions that will remain in effect until November 2012.
(2)	Includes private equity funds that invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buy-outs, recapitalizations, and expansion opportunities. Substantially all of these investments do not allow redemptions. Alternatively, we receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next 10 years.
(3)	Represents investments in funds that invest in domestic and foreign companies in a variety of industries, including information technology, financial services, and healthcare. These investments can never be redeemed with the funds. Instead, we receive distributions as the underlying assets of the fund liquidate, which we expect to occur over the next seven years.

Fair Value Option
The following table reflects the differences between fair value carrying amount of certain assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

	June 30, 2010			Dec. 31, 2009
			Fair value			Fair value
			carrying			carrying
			amount			amount
			less			less
	Fair value	Aggregate	aggregate	Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid	carrying	unpaid	unpaid
(in millions)	amount	principal	principal	amount	principal	principal

Mortgages held for sale:
Total loans	$34,877	34,084	793 (1)	36,962	37,072	(110	)(1)
Nonaccrual loans	317	640	(323)	268	560	(292)
Loans 90 days or more past due and still accruing	47	56	(9)	49	63	(14)
Loans held for sale:
Total loans	238	264	(26)	149	159	(10)
Nonaccrual loans	8	12	(4)	5	2	3
Loans:
Total loans	367	410	(43)	—	—	—
Nonaccrual loans	13	15	(2)	—	—	—
Loans 90 days or more past due and still accruing	2	2	—	—	—	—
Long-term debt	(361)	(413)	52	—	—	—

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

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

	2010		2009
	Mortgage banking		Mortgage banking
	noninterest income		noninterest income
	Net gains		Net gains
	on mortgage	Other	on mortgage	Other
	loan origination/sales	noninterest	loan origination/sales	noninterest
(in millions)	activities (1)	income	activities (1)	income

Quarter ended June 30,
Mortgages held for sale	$1,769	—	630	—
Loans held for sale	—	3	—	48
Loans	8	—	—	—
Long-term debt	(8)	—	—	—
Other interests held	—	(6)	—	96

Six months ended June 30,
Mortgages held for sale	$3,231	—	2,293	—
Loans held for sale	—	17	—	92
Loans	52	—	—	—
Long-term debt	(45)	—	—	—
Other interests held	—	(46)	—	79

(1)	Includes changes in fair value of servicing associated with MHFS.
Interest income on MHFS measured at fair value is calculated based on the note rate of the loan and is recorded in interest income in the income statement.
Earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option included estimated losses of $47 million and $117 million for second quarter 2010 and 2009, respectively, and $69 million and $172 million for MHFS for the first half of 2010 and 2009, respectively, and estimated gains of $3 million, $21 million, $17 million and $42 million for LHFS for the same periods, respectively. For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. Since the second half of 2007, spreads have been significantly impacted by the lack of liquidity in the secondary market for mortgage loans. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk.

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

	June 30, 2010		Dec. 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in millions)	amount	fair value	amount	fair value

Financial assets
Mortgages held for sale (1)	$3,704	3,739	2,132	2,132
Loans held for sale (2)	3,761	3,842	5,584	5,719
Loans, net (3)	728,016	708,667	744,225	717,798
Nonmarketable equity investments (cost method)	9,793	10,041	9,793	9,889
Financial liabilities
Deposits	815,623	816,655	824,018	824,678
Long-term debt (3)(4)	184,659	189,525	203,784	205,752

(1)	Balance excludes mortgages held for sale for which the fair value option was elected, and therefore includes nonprime and other residential and commercial mortgages held for sale.
(2)	Balance excludes loans held for sale for which the fair value option was elected.
(3)	At June 30, 2010, loans and long-term debt exclude balances for which the fair value option was elected. Loans exclude lease financing with a carrying amount of $13.5 billion at June 30, 2010, and $14.2 billion at December 31, 2009.
(4)	The carrying amount and fair value exclude obligations under capital leases of $52 million at June 30, 2010, and $77 million at December 31, 2009.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. These instruments generate ongoing fees at our current pricing levels, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, we record a reserve. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve. This amounted to $725 million at both June 30, 2010, and December 31, 2009. Certain letters of credit that are hedged with derivative instruments are carried at fair value in trading assets or liabilities. For those letters of credit fair value is calculated based on readily quotable credit default spreads, using a market risk credit default swap model.

13. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.
The following table provides detail of preferred stock at June 30, 2010, which is unchanged from December 31, 2009.

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

	Shares issued and outstanding				Carrying value				Adjustable
	June 30	,	Dec. 31	,	June 30	,	Dec. 31	,	dividend rate
(in millions, except shares)	2010		2009		2010		2009		Minimum	Maximum

ESOP Preferred Stock (1)
2010	509,814		—		$510		—		9.50%	10.50
2008	112,029		120,289		112		120		10.50	11.50
2007	95,524		97,624		95		98		10.75	11.75
2006	69,782		71,322		70		71		10.75	11.75
2005	50,552		51,687		50		52		9.75	10.75
2004	35,615		36,425		36		37		8.50	9.50
2003	20,974		21,450		21		21		8.50	9.50
2002	11,677		11,949		12		12		10.50	11.50
2001	3,205		3,273		3		3		10.50	11.50

Total ESOP Preferred Stock	909,172		414,019		$909		414

Unearned ESOP shares (2)					$(977)		(442)

(1)	Liquidation preference $1,000. At June 30, 2010, and December 31, 2009, additional paid-in capital included $68 million and $28 million, respectively, related to preferred stock.
(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

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
The net periodic benefit cost was:

	2010			2009
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended June 30,
Service cost	$2	—	3	100	4	3
Interest cost	138	9	19	149	11	21
Expected return on plan assets	(179)	—	(7)	(160)	—	(7)
Amortization of net actuarial loss	26	1	—	48	1	1
Amortization of prior service cost	—	—	(1)	—	(1)	(1)
Curtailment gain	—	—	—	(32)	(35)	—

Net periodic benefit cost	$(13)	10	14	105	(20)	17

Six months ended June 30,
Service cost	$3	—	6	207	8	6
Interest cost	277	18	39	294	21	42
Expected return on plan assets	(358)	—	(14)	(323)	—	(14)
Amortization of net actuarial loss	52	2	—	154	3	2
Amortization of prior service cost	—	—	(2)	—	(2)	(2)
Curtailment gain	—	—	—	(32)	(35)	—

Net periodic benefit cost	$(26)	20	29	300	(5)	34

15. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
For the quarters ended June 30, 2010 and 2009, options to purchase 156.0 million and 272.1 million weighted-average shares, respectively, and warrants to purchase 78.6 and 110.3 weighted-average shares, respectively, and for the six months ended June 30, 2010 and 2009, options to purchase 187.0 million and 290.1 million weighted-average shares, respectively, and warrants to purchase 94.4 million and 110.3 million weighted-average shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the weighted-average market price, and therefore were antidilutive.

	Quarter ended June 30		,	Six months ended June 30		,
(in millions, except per share amounts)	2010	2009		2010	2009

Wells Fargo net income	$3,062	3,172		5,609	6,217
Less: Preferred stock dividends, accretion and other (1)	184	597		359	1,258

Wells Fargo net income applicable to common stock (numerator)	$2,878	2,575		5,250	4,959

Earnings per common share
Average common shares outstanding (denominator)	5,219.7	4,483.1		5,205.1	4,365.9
Per share	$0.55	0.58		1.01	1.14

Diluted earnings per common share
Average common shares outstanding	5,219.7	4,483.1		5,205.1	4,365.9
Add: Stock options	32.9	18.2		32.1	9.0
Restricted share rights	8.2	0.3		5.8	0.2

Diluted average common shares outstanding (denominator)	5,260.8	4,501.6		5,243.0	4,375.1

Per share	$0.55	0.57		1.00	1.13

(1)	For the quarter and six months ended June 30, 2010, includes $185 million and $369 million, respectively, of preferred stock dividends.

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
Community Banking offers a complete line of diversified financial products and services to consumers and small businesses with annual sales generally up to $20 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and securities brokerage through affiliates. These products and services include the Wells Fargo Advantage FundsSM, a family of mutual funds. Loan products include lines of credit, equity lines and loans, equipment and transportation loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate and other commercial financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, Health Savings Accounts, credit cards, and merchant payment processing. Community Banking also purchases sales finance contracts from retail merchants throughout the United States and directly from auto dealers in Puerto Rico. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts, time deposits and debit cards.
Community Banking serves customers through a complete range of channels, including traditional banking stores, in-store banking centers, business centers, ATMs, Online and Mobile Banking, and Wells Fargo Customer Connection, a 24-hours a day, seven days a week telephone service.

Wholesale Banking provides financial solutions to businesses across the United States with annual sales generally in excess of $10 million and to financial institutions globally. Wholesale Banking provides a complete line of commercial, corporate, capital markets, cash management and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, trade financing, collection services, foreign exchange services, treasury management, investment management, institutional fixed-income sales, interest rate, commodity and equity risk management, online/electronic products such as the Commercial Electronic Office® (CEO®) portal, insurance, corporate trust fiduciary and agency services, and investment banking services. Wholesale Banking manages customer investments through institutional separate accounts and mutual funds, including the Wells Fargo Advantage Funds and Wells Capital Management. Wholesale Banking also supports the CRE market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, CRE loan servicing and real estate and mortgage brokerage services.
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

The following table presents certain financial information and related metrics by operating segment and in total for the consolidated company.

	Community		Wholesale		Wealth, Brokerage				Consolidated
(income/expense in millions,	Banking		Banking		and Retirement		Other (3)		Company
average balances in billions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Quarter ended June 30,
Net interest income (1)	$8,113	8,953	2,978	2,460	684	637	(326)	(286)	11,449	11,764
Provision for credit losses	3,357	4,303	626	738	81	111	(75)	(66)	3,989	5,086
Noninterest income	5,614	6,285	2,675	2,775	2,183	2,187	(527)	(504)	9,945	10,743
Noninterest expense	7,711	7,922	2,840	2,802	2,350	2,300	(155)	(327)	12,746	12,697

Income (loss) before income tax expense (benefit)	2,659	3,013	2,187	1,695	436	413	(623)	(397)	4,659	4,724
Income tax expense (benefit)	811	849	775	619	165	158	(237)	(151)	1,514	1,475

Net income (loss) before noncontrolling interests	1,848	2,164	1,412	1,076	271	255	(386)	(246)	3,145	3,249
Less: Net income from noncontrolling interests	82	73	—	7	1	(3)	—	—	83	77

Net income (loss) (2)	$1,766	2,091	1,412	1,069	270	258	(386)	(246)	3,062	3,172

Average loans	$539.1	565.8	223.4	258.4	42.6	46.0	(32.6)	(36.3)	772.5	833.9
Average assets	778.4	824.0	362.4	377.7	141.0	127.0	(57.6)	(53.8)	1,224.2	1,274.9
Average core deposits	533.4	565.6	161.5	137.4	121.5	113.5	(54.6)	(50.8)	761.8	765.7

Six months ended June 30,
Net interest income (1)	$16,420	17,620	5,478	4,803	1,348	1,278	(650)	(561)	22,596	23,140
Provision for credit losses	7,887	8,323	1,425	1,281	144	134	(137)	(94)	9,319	9,644
Noninterest income	11,369	12,012	5,500	5,325	4,429	4,065	(1,052)	(1,018)	20,246	20,384
Noninterest expense	14,941	15,332	5,500	5,335	4,740	4,535	(318)	(687)	24,863	24,515

Income (loss) before income tax expense (benefit)	4,961	5,977	4,053	3,512	893	674	(1,247)	(798)	8,660	9,365
Income tax expense (benefit)	1,610	1,806	1,441	1,260	338	265	(474)	(304)	2,915	3,027

Net income (loss) before noncontrolling interests	3,351	4,171	2,612	2,252	555	409	(773)	(494)	5,745	6,338
Less: Net income (loss) from noncontrolling interests	130	134	3	12	3	(25)	—	—	136	121

Net income (loss) (2)	$3,221	4,037	2,609	2,240	552	434	(773)	(494)	5,609	6,217

Average loans	$547.1	566.8	227.8	268.3	43.2	46.3	(33.2)	(36.7)	784.9	844.7
Average assets	781.6	817.4	361.9	393.1	139.4	122.1	(57.8)	(50.3)	1,225.1	1,282.3
Average core deposits	532.8	560.3	161.2	138.5	121.3	108.2	(54.8)	(47.2)	760.5	759.8

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.
(2)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.
(3)	Includes Wachovia integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing wealth management customers serviced and products sold in the stores.

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. (WFFI) and its wholly-owned subsidiaries.
Condensed Consolidating Statement of Income

	Quarter ended June 30, 2010
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$5,975	—	—	(5,975)	—
Nonbank	15	—	—	(15)	—
Interest income from loans	—	693	9,622	(38)	10,277
Interest income from subsidiaries	302	—	9	(311)	—
Other interest income	86	30	3,079	—	3,195

Total interest income	6,378	723	12,710	(6,339)	13,472

Deposits	—	—	714	—	714
Short-term borrowings	21	11	93	(104)	21
Long-term debt	729	260	489	(245)	1,233
Other interest expense	1	—	54	—	55

Total interest expense	751	271	1,350	(349)	2,023

Net interest income	5,627	452	11,360	(5,990)	11,449
Provision for credit losses	—	198	3,791	—	3,989

Net interest income after provision for credit losses	5,627	254	7,569	(5,990)	7,460

Noninterest income
Fee income — nonaffiliates	—	26	6,027	—	6,053
Other	171	29	3,880	(188)	3,892

Total noninterest income	171	55	9,907	(188)	9,945

Noninterest expense
Salaries and benefits	(17)	26	6,843	—	6,852
Other	207	210	5,665	(188)	5,894

Total noninterest expense	190	236	12,508	(188)	12,746

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	5,608	73	4,968	(5,990)	4,659
Income tax expense (benefit)	(118)	26	1,606	—	1,514
Equity in undistributed income of subsidiaries	(2,664)	—	—	2,664	—

Net income (loss) before noncontrolling interests	3,062	47	3,362	(3,326)	3,145
Less: Net income from noncontrolling interests	—	—	83	—	83

Parent, WFFI, Other and Wells Fargo net income (loss)	$3,062	47	3,279	(3,326)	3,062

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1	—	—	(1)	—
Nonbank	209	—	—	(209)	—
Interest income from loans	—	867	9,669	(4)	10,532
Interest income from subsidiaries	580	—	—	(580)	—
Other interest income	114	27	3,630	(2)	3,769

Total interest income	904	894	13,299	(796)	14,301

Deposits	—	—	970	(13)	957
Short-term borrowings	50	8	238	(241)	55
Long-term debt	860	338	699	(412)	1,485
Other interest expense	—	—	40	—	40

Total interest expense	910	346	1,947	(666)	2,537

Net interest income	(6)	548	11,352	(130)	11,764
Provision for credit losses	—	348	4,738	—	5,086

Net interest income after provision for credit losses	(6)	200	6,614	(130)	6,678

Noninterest income
Fee income — nonaffiliates	—	30	5,717	—	5,747
Other	141	38	5,328	(511)	4,996

Total noninterest income	141	68	11,045	(511)	10,743

Noninterest expense
Salaries and benefits	144	31	6,550	—	6,725
Other	153	177	6,151	(509)	5,972

Total noninterest expense	297	208	12,701	(509)	12,697

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	(162)	60	4,958	(132)	4,724
Income tax expense (benefit)	(76)	22	1,529	—	1,475
Equity in undistributed income of subsidiaries	3,258	—	—	(3,258)	—

Net income (loss) before noncontrolling interests	3,172	38	3,429	(3,390)	3,249
Less: Net income from noncontrolling interests	—	—	77	—	77

Parent, WFFI, Other and Wells Fargo net income (loss)	$3,172	38	3,352	(3,390)	3,172

Condensed Consolidating Statement of Income

	Six months ended June 30, 2010
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$5,975	—	—	(5,975)	—
Nonbank	21	—	—	(21)	—
Interest income from loans	—	1,419	18,972	(76)	20,315
Interest income from subsidiaries	650	—	9	(659)	—
Other interest income	164	60	6,158	—	6,382

Total interest income	6,810	1,479	25,139	(6,731)	26,697

Deposits	—	—	1,449	—	1,449
Short-term borrowings	44	20	187	(212)	39
Long-term debt	1,447	547	1,038	(523)	2,509
Other interest expense	1	—	103	—	104

Total interest expense	1,492	567	2,777	(735)	4,101

Net interest income	5,318	912	22,362	(5,996)	22,596
Provision for credit losses	—	519	8,800	—	9,319

Net interest income after provision for credit losses	5,318	393	13,562	(5,996)	13,277

Noninterest income
Fee income — nonaffiliates	—	54	11,806	—	11,860
Other	382	76	8,267	(339)	8,386

Total noninterest income	382	130	20,073	(339)	20,246

Noninterest expense
Salaries and benefits	(50)	96	13,434	—	13,480
Other	465	357	10,900	(339)	11,383

Total noninterest expense	415	453	24,334	(339)	24,863

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	5,285	70	9,301	(5,996)	8,660
Income tax expense (benefit)	(208)	25	3,098	—	2,915
Equity in undistributed income of subsidiaries	116	—	—	(116)	—

Net income (loss) before noncontrolling interests	5,609	45	6,203	(6,112)	5,745
Less: Net income from noncontrolling interests	—	—	136	—	136

Parent, WFFI, Other and Wells Fargo net income (loss)	$5,609	45	6,067	(6,112)	5,609

Condensed Consolidating Statement of Income

	Six months ended June 30, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$717	—	—	(717)	—
Nonbank	209	—	—	(209)	—
Interest income from loans	—	1,852	19,454	(9)	21,297
Interest income from subsidiaries	1,231	—	—	(1,231)	—
Other interest income	227	53	7,042	(5)	7,317

Total interest income	2,384	1,905	26,496	(2,171)	28,614

Deposits	—	—	1,977	(21)	1,956
Short-term borrowings	114	17	574	(527)	178
Long-term debt	1,889	706	1,482	(813)	3,264
Other interest expense	—	—	76	—	76

Total interest expense	2,003	723	4,109	(1,361)	5,474

Net interest income	381	1,182	22,387	(810)	23,140
Provision for credit losses	—	1,023	8,621	—	9,644

Net interest income after provision for credit losses	381	159	13,766	(810)	13,496

Noninterest income
Fee income — nonaffiliates	—	83	11,027	—	11,110
Other	314	71	10,025	(1,136)	9,274

Total noninterest income	314	154	21,052	(1,136)	20,384

Noninterest expense
Salaries and benefits	282	50	12,887	—	13,219
Other	263	371	11,796	(1,134)	11,296

Total noninterest expense	545	421	24,683	(1,134)	24,515

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	150	(108)	10,135	(812)	9,365
Income tax expense (benefit)	(234)	(35)	3,296	—	3,027
Equity in undistributed income of subsidiaries	5,833	—	—	(5,833)	—

Net income (loss) before noncontrolling interests	6,217	(73)	6,839	(6,645)	6,338
Less: Net income from noncontrolling interests	—	—	121	—	121

Parent, WFFI, Other and Wells Fargo net income (loss)	$6,217	(73)	6,718	(6,645)	6,217

Condensed Consolidating Balance Sheet

	June 30, 2010
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Assets
Cash and cash equivalents due from:
Subsidiary banks	$29,609	195	—	(29,804)	—
Nonaffiliates	17	219	91,233	—	91,469
Securities available for sale	4,360	2,734	150,833	—	157,927
Mortgages and loans held for sale	—	—	42,580	—	42,580
Loans	7	32,498	747,311	(13,551)	766,265
Loans to subsidiaries:
Bank	3,885	—	3,500	(7,385)	—
Nonbank	54,137	—	—	(54,137)	—
Allowance for loan losses	—	(1,728)	(22,856)	—	(24,584)

Net loans	58,029	30,770	727,955	(75,073)	741,681

Investments in subsidiaries:
Bank	134,097	—	—	(134,097)	—
Nonbank	13,675	—	—	(13,675)	—
Other assets	8,490	1,291	184,520	(2,096)	192,205

Total assets	$248,277	35,209	1,197,121	(254,745)	1,225,862

Liabilities and equity
Deposits	$—	—	845,427	(29,804)	815,623
Short-term borrowings	1,609	12,712	75,873	(45,007)	45,187
Accrued expenses and other liabilities	7,762	1,668	51,248	(2,096)	58,582
Long-term debt	108,661	19,268	76,736	(19,593)	185,072
Indebtedness to subsidiaries	10,473	—	—	(10,473)	—

Total liabilities	128,505	33,648	1,049,284	(106,973)	1,104,464

Parent, WFFI, other and Wells Fargo stockholders’ equity	119,772	1,551	146,221	(147,772)	119,772
Noncontrolling interests	—	10	1,616	—	1,626

Total equity	119,772	1,561	147,837	(147,772)	121,398

Total liabilities and equity	$248,277	35,209	1,197,121	(254,745)	1,225,862

Condensed Consolidating Balance Sheet

	December 31, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Assets
Cash and cash equivalents due from:
Subsidiary banks	$27,303	205	—	(27,508)	—
Nonaffiliates	11	249	67,705	—	67,965
Securities available for sale	4,666	2,665	165,379	—	172,710
Mortgages and loans held for sale	—	—	44,827	—	44,827
Loans	7	35,199	750,045	(2,481)	782,770
Loans to subsidiaries:
Bank	6,760	—	—	(6,760)	—
Nonbank	56,316	—	—	(56,316)	—
Allowance for loan losses	—	(1,877)	(22,639)	—	(24,516)

Net loans	63,083	33,322	727,406	(65,557)	758,254

Investments in subsidiaries:
Bank	134,063	—	—	(134,063)	—
Nonbank	12,816	—	—	(12,816)	—
Other assets	10,758	1,500	189,049	(1,417)	199,890

Total assets	$252,700	37,941	1,194,366	(241,361)	1,243,646

Liabilities and equity
Deposits	$—	—	851,526	(27,508)	824,018
Short-term borrowings	1,546	10,599	59,813	(32,992)	38,966
Accrued expenses and other liabilities	7,878	1,439	54,542	(1,417)	62,442
Long-term debt	119,353	24,437	80,499	(20,428)	203,861
Indebtedness to subsidiaries	12,137	—	—	(12,137)	—

Total liabilities	140,914	36,475	1,046,380	(94,482)	1,129,287

Parent, WFFI, other and Wells Fargo stockholders’ equity	111,786	1,456	145,423	(146,879)	111,786
Noncontrolling interests	—	10	2,563	—	2,573

Total equity	111,786	1,466	147,986	(146,879)	114,359

Total liabilities and equity	$252,700	37,941	1,194,366	(241,361)	1,243,646

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2010
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$7,924	1,001	7,929	16,854

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	370	462	3,149	3,981
Prepayments and maturities	—	108	22,633	22,741
Purchases	(113)	(564)	(10,418)	(11,095)
Loans:
Decrease in banking subsidiaries’ loan originations, net of collections	—	95	20,809	20,904
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	3,556	3,556
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,201)	(1,201)
Principal collected on nonbank entities’ loans	—	5,574	2,432	8,006
Loans originated by nonbank entities	—	(3,071)	(2,238)	(5,309)
Net repayments from (advances to) subsidiaries	(2,004)	(621)	2,625	—
Principal collected on notes/loans made to subsidiaries	7,046	—	(7,046)	—
Net decrease (increase) in investment in subsidiaries	1,359	—	(1,359)	—
Net cash paid for acquisitions	—	—	(11)	(11)
Other, net	2	(12)	(29,842)	(29,852)

Net cash provided by investing activities	6,660	1,971	3,089	11,720

Cash flows from financing activities:
Net change in:
Deposits	—	—	(8,395)	(8,395)
Short-term borrowings	(10)	2,114	(1,010)	1,094
Long-term debt:
Proceeds from issuance	1,577	—	588	2,165
Repayment	(13,282)	(5,126)	(13,517)	(31,925)
Preferred stock:
Cash dividends paid	(369)	—	—	(369)
Common stock:
Proceeds from issuance	865	—	—	865
Repurchased	(68)	—	—	(68)
Cash dividends paid	(520)	—	—	(520)
Common stock warrants repurchased	(540)	—	—	(540)
Excess tax benefits related to stock option payments	75	—	—	75
Net change in noncontrolling interests	—	—	(465)	(465)

Net cash used by financing activities	(12,272)	(3,012)	(22,799)	(38,083)

Net change in cash and due from banks	2,312	(40)	(11,781)	(9,509)
Cash and due from banks at beginning of period	27,314	454	(688)	27,080

Cash and due from banks at end of period	$29,626	414	(12,469)	17,571

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2009
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$721	801	16,327	17,849

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	562	363	17,946	18,871
Prepayments and maturities	—	84	18,400	18,484
Purchases	(308)	(597)	(80,018)	(80,923)
Loans:
Decrease (increase) in banking subsidiaries’ loan originations, net of collections	—	(217)	28,687	28,470
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	3,179	3,179
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,563)	(1,563)
Principal collected on nonbank entities’ loans	—	4,853	1,618	6,471
Loans originated by nonbank entities	—	(2,307)	(2,012)	(4,319)
Net repayments from (advances to) subsidiaries	10,246	—	(10,246)	—
Capital notes and term loans made to subsidiaries	(64)	—	64	—
Principal collected on notes/loans made to subsidiaries	5,202	—	(5,202)	—
Net decrease (increase) in investment in subsidiaries	(5,011)	—	5,011	—
Net cash paid for acquisitions	—	—	(132)	(132)
Other, net	22,460	151	13,333	35,944

Net cash provided (used) by investing activities	33,087	2,330	(10,935)	24,482

Cash flows from financing activities:
Net change in:
Deposits	—	—	32,192	32,192
Short-term borrowings	(14,426)	1,781	(39,946)	(52,591)
Long-term debt:
Proceeds from issuance	3,538	—	338	3,876
Repayment	(11,500)	(5,000)	(18,662)	(35,162)
Preferred stock:
Cash dividends paid	(1,053)	—	—	(1,053)
Common stock:
Proceeds from issuance	9,308	—	—	9,308
Repurchased	(63)	—	—	(63)
Cash dividends paid	(1,657)	—	—	(1,657)
Excess tax benefits related to stock option payments	3	—	—	3
Net change in noncontrolling interests	—	—	(315)	(315)
Other, net	(34)	—	34	—

Net cash used by financing activities	(15,884)	(3,219)	(26,359)	(45,462)

Net change in cash and due from banks	17,924	(88)	(20,967)	(3,131)
Cash and due from banks at beginning of period	15,658	426	7,679	23,763

Cash and due from banks at end of period	$33,582	338	(13,288)	20,632

18. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively. Effective March 20, 2010, Wachovia Bank, N.A. merged with and into Wells Fargo Bank, N.A.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities and perpetual preferred purchase securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was $19.3 billion at June 30, 2010. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of June 30, 2010:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$141.1	14.53%	≥	$77.7	≥	8.00%
Wells Fargo Bank, N.A.	119.1	13.42	≥	71.0	≥	8.00		≥	$88.7	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	102.0	10.51	≥	38.8	≥	4.00
Wells Fargo Bank, N.A.	90.9	10.24	≥	35.5	≥	4.00		≥	53.2	≥	6.00
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	102.0	8.66	≥	47.1	≥	4.00	(1)
Wells Fargo Bank, N.A.	90.9	8.81	≥	41.2	≥	4.00	(1)	≥	51.6	≥	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At June 30, 2010, each seller/servicer met these requirements.
Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At June 30, 2010, each of these subsidiaries met these requirements.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2010.

				Maximum number of
	Total number			shares that may yet
	of shares		Weighted-average	be repurchased under
Calendar month	repurchased	(1)	price paid per share	the authorizations

April	776,794		$32.66	3,992,919
May	88,602		32.36	3,904,317
June	27,777		27.93	3,876,540

Total	893,173

(1)	All shares were repurchased under the authorization covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 23, 2008. Unless modified or revoked by the Board, this authorization does not expire.
On May 26, 2010, the Company purchased 70,165,963 warrants to purchase shares of its common stock at a price of $7.70 per warrant. The warrants were originally issued to the U.S. Treasury in connection with its investment in the Company under the Troubled Asset Relief Program Capital Purchase Program. The Board of Directors authorized the purchase of up to $1 billion of the warrants. As of June 30, 2010, $459,722,085 of that authority remained.

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

Dated: August 6, 2010	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description					Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.					Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

3(b)	By-Laws.					Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Form of Performance Share Award Agreement for grants to John G. Stumpf, Howard I. Atkins, David M. Carroll, David A. Hoyt and Mark C. Oman on June 22, 2010.					Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed June 25, 2010.

10(b)	Wells Fargo Bonus Plan, as amended effective January 1, 2010.					Filed herewith.

12(a)	Computation of Ratios of Earnings to Fixed Charges:					Filed herewith.

		Quarter ended		Six months
		June 30,		ended June 30,

		2010	2009	2010	2009

	Including interest on deposits	3.15	2.74	2.97	2.61

	Excluding interest on deposits	4.23	3.72	3.96	3.45

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:					Filed herewith.

		Quarter ended		Six months
		June 30,		ended June 30,

		2010	2009	2010	2009

	Including interest on deposits	2.79	2.06	2.64	1.97

	Excluding interest on deposits	3.54	2.46	3.33	2.30

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.

Exhibit
Number	Description	Location

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheet at June 30, 2010, and December 31, 2009; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Financial Statements.	Furnished herewith.

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.