Form 10-Q
period 2010-09-30
WELLS FARGO & CO/MN
filed 2010-11-05
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 29, 2010
Common stock, $1-2/3 par value	5,248,755,643

FORM 10-Q
CROSS-REFERENCE INDEX

PART I – FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

						% Change
	Quarter ended					Sept. 30, 2010 from		Nine months ended
	Sept. 30 ,	June 30	,	Sept. 30	,	June 30 ,	Sept. 30 ,	Sept. 30	,	Sept. 30	,	%
($ in millions, except per share amounts)	2010	2010		2009		2010	2009	2010		2009		Change

For the Period
Wells Fargo net income	$3,339	3,062		3,235		9%	3	$8,948		9,452		(5)%
Wells Fargo net income applicable to common stock	3,150	2,878		2,637		9	19	8,400		7,596		11
Diluted earnings per common share	0.60	0.55		0.56		9	7	1.60		1.69		(5)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.09%	1.00		1.03		9	6	0.98		1.00		(2)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	10.90	10.40		12.04		5	(9)	10.11		13.29		(24)
Efficiency ratio (1)	58.7	59.6		52.0		(2)	13	58.3		54.9		6
Total revenue	$20,874	21,394		22,466		(2)	(7)	$63,716		65,990		(3)
Pre-tax pre-provision profit (PTPP) (2)	8,621	8,648		10,782		—	(20)	26,600		29,791		(11)
Dividends declared per common share	0.05	0.05		0.05		—	—	0.15		0.44		(66)
Average common shares outstanding	5,240.1	5,219.7		4,678.3		—	12	5,216.9		4,471.2		17
Diluted average common shares outstanding	5,273.2	5,260.8		4,706.4		—	12	5,252.9		4,485.3		17
Average loans	$759,483	772,460		810,191		(2)	(6)	$776,305		833,076		(7)
Average assets	1,220,368	1,224,180		1,246,051		—	(2)	1,223,535		1,270,071		(4)
Average core deposits (3)	771,957	761,767		759,319		1	2	764,345		759,668		1
Average retail core deposits (4)	571,062	574,436		584,414		(1)	(2)	572,567		590,499		(3)
Net interest margin	4.25%	4.38		4.36		(3)	(3)	4.30		4.27		1
At Period End
Securities available for sale	$176,875	157,927		183,814		12	(4)	$176,875		183,814		(4)
Loans	753,664	766,265		799,952		(2)	(6)	753,664		799,952		(6)
Allowance for loan losses	23,939	24,584		24,028		(3)	—	23,939		24,028		—
Goodwill	24,831	24,820		24,052		—	3	24,831		24,052		3
Assets	1,220,784	1,225,862		1,228,625		—	(1)	1,220,784		1,228,625		(1)
Core deposits (3)	771,792	758,680		747,913		2	3	771,792		747,913		3
Wells Fargo stockholders’ equity	123,658	119,772		122,150		3	1	123,658		122,150		1
Total equity	125,165	121,398		128,924		3	(3)	125,165		128,924		(3)
Tier 1 capital (5)	105,609	101,992		108,785		4	(3)	105,609		108,785		(3)
Total capital (5)	144,094	141,088		150,079		2	(4)	144,094		150,079		(4)
Capital ratios:
Total equity to assets	10.25%	9.90		10.49		4	(2)	10.25		10.49		(2)
Risk-based capital (5)
Tier 1 capital	10.90	10.51		10.63		4	3	10.90		10.63		3
Total capital	14.88	14.53		14.66		2	2	14.88		14.66		2
Tier 1 leverage (5)	9.01	8.66		9.03		4	—	9.01		9.03		—
Tier 1 common equity (6)	8.01	7.61		5.18		5	55	8.01		5.18		55
Book value per common share	$22.04	21.35		19.46		3	13	$22.04		19.46		13
Team members (active, full-time equivalent)	266,900	267,600		265,100		—	1	266,900		265,100		1
Common stock price:
High	$28.77	34.25		29.56		(16)	(3)	$34.25		30.47		12
Low	23.02	25.52		22.08		(10)	4	23.02		7.80		195
Period end	25.12	25.60		28.18		(2)	(11)	25.12		28.18		(11)

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(6)	See the “Capital Management” section in this Report for additional information.

This Report on Form 10-Q for the quarter ended September 30, 2010, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Forward-Looking Statements” and “Risk Factors” sections in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) and the “Risk Factors” section of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 (First Quarter Form 10-Q) and our Quarterly Report on Form 10-Q for the period ended June 30, 2010 (Second Quarter Form 10-Q), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
FINANCIAL REVIEW
OVERVIEW
Wells Fargo & Company is a nationwide, diversified, community-based financial services company, with $1.2 trillion in assets, providing banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage and consumer finance through banking stores, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia (D.C.) and in other countries. We ranked fourth in assets and second in the market value of our common stock among our large bank peers at September 30, 2010. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. When we refer to “legacy Wells Fargo,” we mean Wells Fargo excluding Wachovia Corporation (Wachovia), which was acquired by Wells Fargo on December 31, 2008.
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
Our company earned $3.3 billion in third quarter 2010, our highest quarterly net income ever, with $0.60 diluted earnings per common share, compared with $3.2 billion ($0.56 diluted earnings per common share) in third quarter 2009. Net income for the nine months ended September 30, 2010 was $8.9 billion ($1.60 diluted earnings per common share), compared with $9.5 billion ($1.69 diluted earnings per common share) in the same period of 2009. Total revenue of $20.9 billion in third quarter 2010 was down 7% from third quarter 2009, reflecting lower net interest income, the impact of changes to Regulation E and related overdraft policy changes, and lower mortgage banking results. Net interest income of $11.1 billion was down 5% from third quarter 2009 driven primarily by the continued reduction of our non-strategic loan portfolios. Third quarter 2010 earnings reflected the success of the Wachovia merger and the benefits of our steady commitment to our core business of helping customers succeed financially. Year-over-year earnings and growth in the franchise were broad based, with all business segments contributing to our net income.
Significant items (pre-tax impact) in third quarter 2010 included:
•	$650 million release of loan loss reserves (net charge-offs less provision for credit losses), reflecting improved loan portfolio performance;
•	$380 million approximate negative impact from changes to Regulation E and related overdraft policy changes;
•	$202 million of commercial PCI loan resolutions, resulting from sales or settlements; and
•	$476 million of merger integration expenses.
The Wachovia merger has met or exceeded our expectations in terms of lower credit losses, more abundant revenue synergies and integration savings. We achieved approximately 85% of our targeted run-rate annual cost savings of $5.0 billion by the end of third quarter 2010, and we are on track to achieve 100% of targeted cost savings upon completing the merger integration in 2011.
Our cross-sell at legacy Wells Fargo set a record in third quarter 2010 with 6.08 products for retail banking households. Our goal is eight products per customer, which is approximately half of our estimate of potential demand. One of every four of our legacy Wells Fargo retail banking households has eight or more products and our average middle-market commercial banking customer has almost eight products. Wachovia retail bank household cross-sell continued to grow to an average of 4.91 products. We believe there is potentially significant opportunity for growth from an increase in cross-sell to Wachovia retail bank households. Business banking cross-sell offers another potential opportunity for growth, with cross-sell up to 3.97 products in the legacy Wells Fargo footprint, including Wells Fargo and Wachovia customers.
We continued taking actions to build capital and further strengthen our balance sheet, including reducing previously identified non-strategic and liquidating loan portfolios, which declined by $46.8 billion since the Wachovia acquisition and $6.2 billion in third quarter 2010 to $119.1 billion at September 30, 2010. Our capital ratios grew significantly in third quarter 2010, driven by strong internal capital generation, with Tier 1 common equity reaching 8.01%, up 40 basis points from second quarter 2010, and Tier 1 capital at 10.90%. The Tier 1 leverage ratio increased to 9.01%. Our capital ratios at September 30, 2010, were higher than they were prior to the Wachovia acquisition. While Basel III requirements are still not final, we expect to be above a 7% Tier 1 common equity ratio under the proposed rules, as we currently understand them, within the next few quarters. See the “Capital Management” section in this Report for more information regarding Tier 1 common equity.
As we have stated in the past, successful companies must invest in their core businesses and maintain strong balance sheets to consistently grow over the long term. In third quarter 2010, we opened 13 retail banking stores for a retail network total of 6,335 stores. We converted 193 Wachovia banking stores in Texas and Kansas in July 2010 and 170 in Alabama, Mississippi and Tennessee in late September 2010. We will continue to convert stores in the eastern United States this year and in 2011.
Wells Fargo remained one of the largest providers of credit to the U.S. economy in third quarter 2010. We continued to lend to creditworthy customers and, during third quarter 2010, made $176 billion in new loans and commitments to consumer, small business and commercial customers, including $101 billion of residential mortgage originations.
Credit quality improved for the third consecutive quarter, with net charge-offs declining to $4.1 billion, down $394 million, or 9%, from second quarter 2010 and down 24% from last year’s fourth quarter peak. Reflecting improved portfolio performance, we released $650 million in loan loss reserves (net charge-

offs less provision for credit losses) in third quarter 2010. Absent significant deterioration in the economy, we anticipate that reserve levels will continue to decline.
The improvement in credit quality was also evident in the portfolio of PCI loans, which consists of loans acquired through the Wachovia merger that were deemed to have probable loss and therefore written down at acquisition. Overall this portfolio has continued to perform better than original expectations. The commercial, CRE, foreign and other consumer portfolios continued to have positive performance trends, resulting in a combined $639 million transfer from nonaccretable difference to accretable yield in third quarter 2010. This increase in the accretable yield is expected to be recognized as a yield adjustment to income over the remaining life of these loans. In addition, for commercial PCI loans, due to increased payoffs and dispositions, we reduced the associated nonaccretable difference by $202 million (reflected in income in the third quarter).
Nonaccrual loans increased 2% from second quarter 2010, ending the quarter at $28.3 billion. The modest growth in third quarter 2010 occurred primarily in commercial loans, while nonaccruals in many other portfolios were essentially flat or down. For additional information, see “Risk Management — Credit Risk Management — Nonaccrual Loans and Other Nonperforming Assets” and Note 5 (Loans and Allowance for Credit Losses) in this Report.
In working with our customers, foreclosure is always a last resort, and we work hard to find other solutions through multiple discussions with customers over many months before proceeding to foreclosure. Since January 2009 we have helped over 556,000 borrowers avoid foreclosure through active and trial modifications, and have forgiven $3.5 billion of principal. Over the same period, we completed fewer than 230,000 owner-occupied foreclosure sales. We believe we have a high quality residential mortgage servicing portfolio and that our repurchase exposure related to mortgage securitizations is manageable and that our liability for mortgage loan repurchase losses of $1.3 billion at September 30, 2010, is adequate. Repurchase demands in third quarter 2010 were down linked quarter in both number and balance. See the “Risk Management — Credit Risk Management — Nonaccrual Loans and Other Nonperforming Assets, — Liability for Mortgage Loan Repurchase Losses and — Risks Relating to Servicing Activities” sections and Note 1 (Summary of Significant Accounting Changes — Subsequent Events) to Financial Statements in this Report for additional information regarding our foreclosure processes, mortgage repurchase exposure and servicing activities.
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

EARNINGS PERFORMANCE
Revenue was $20.9 billion in third quarter 2010 compared with $22.5 billion in third quarter 2009. Revenue for the first nine months of 2010 was $63.7 billion compared with $66.0 billion in the same period a year ago. Net gains on mortgage loan origination/sales activities were up $835 million from a year ago, reflecting strong mortgage originations. Mortgage servicing income was down $1.4 billion from the prior year, primarily due to a decline in hedge carry income. Reflecting the breadth and growth potential of the Company’s business model, many businesses had double-digit revenue growth from third quarter 2009, including merchant services, debit card, private student lending, capital finance, commercial real estate (CRE) and real estate investment banking (Eastdil Secured). Net interest income of $11.1 billion declined 5% from a year ago compared with a 6% decline in average loans.
Noninterest expense of $12.3 billion in third quarter 2010 was up 5% from a year ago. Third quarter 2010 expenses included $476 million of merger integration costs, compared with $249 million a year ago. Our expenses reflect, in addition to merger integration and credit resolution expenses, our continued investment for long-term growth, hiring in regional and commercial banking as we apply the Wells Fargo business model throughout legacy Wachovia markets, and investing in technology to improve service across the franchise. As of third quarter 2010, we have already realized approximately 85% of our targeted $5.0 billion annual run-rate cost savings from the Wachovia merger. The efficiency ratio was 58.7% in third quarter 2010 compared with 59.6% in second quarter 2010 and 52.0% in third quarter 2009, with the increase from a year ago due to lower net interest income and lower mortgage banking revenue.
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
Net interest income on a taxable-equivalent basis was $11.3 billion in third quarter 2010 and $11.9 billion in third quarter 2009, reflecting a decline in average loans, including a reduction in loans in the liquidating portfolios. The net interest margin was 4.25% in third quarter 2010 down from 4.36% a year ago, due to the continued run-off of non-strategic loan portfolios (including Pick-a-Pay mortgage, legacy Wells Fargo Financial indirect auto, and commercial and CRE PCI loans), which tend to have higher yields but also higher charge-offs than loans in our on-going loan portfolios.
Average earning assets were $1.1 trillion in third quarter 2010, flat compared with third quarter 2009. Average loans decreased to $759.5 billion in third quarter 2010 from $810.2 billion a year ago. We continued to supply significant amounts of credit to consumers and businesses in third quarter 2010. Average mortgages held for sale (MHFS) were $38.1 billion in third quarter 2010, down from $40.6 billion a year ago. Average debt securities available for sale were $158.3 billion in third quarter 2010, down from $186.3 billion a year ago.

Core deposits are a low-cost source of funding and thus have an important influence on net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits increased to $772.0 billion in third quarter 2010 from $759.3 billion in third quarter 2009, and funded 102% and 94% of average loans in the same periods, respectively. Average checking and savings deposits, typically the lowest cost deposits, represented about 89% of our average core deposits, one of the highest percentages in the industry. Certificates of deposit (CDs) declined $37.6 billion from third quarter 2009, including approximately $21 billion of higher-cost Wachovia CDs that matured, yet total core deposits were up $23.9 billion from a year ago. Of average core deposits, $686.9 billion represent transaction accounts or low-cost savings accounts from consumer and commercial customers, which increased 9% from $629.6 billion in third quarter 2009. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, decreased to $571.1 billion for third quarter 2010 from $584.4 billion a year ago. Average mortgage escrow deposits were $30.2 billion in third quarter 2010, compared with $28.7 billion a year ago. Average certificates of deposits decreased to $85.0 billion in third quarter 2010 from $129.7 billion a year ago. Total average interest-bearing deposits were $631.2 billion in third quarter 2010 compared with $633.4 billion a year ago.
The following table presents the individual components of net interest income and the net interest margin.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)(2)

	Quarter ended September 30						,
	2010			2009
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$70,839	0.38%	$67	16,356	0.66%	$27
Trading assets	29,080	3.77	275	20,518	4.29	221
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,673	2.79	11	2,545	3.79	24
Securities of U.S. states and political subdivisions	17,220	5.89	249	12,818	6.28	204
Mortgage-backed securities:
Federal agencies	70,486	5.35	885	94,457	5.34	1,221
Residential and commercial	33,425	12.53	987	43,214	9.56	1,089

Total mortgage-backed securities	103,911	7.67	1,872	137,671	6.75	2,310
Other debt securities (4)	35,533	6.02	503	33,294	7.00	568

Total debt securities available for sale(4)	158,337	7.05	2,635	186,328	6.72	3,106
Mortgages held for sale (5)	38,073	4.72	449	40,604	5.16	524
Loans held for sale (5)	3,223	2.71	22	4,975	2.67	34
Loans:
Commercial and commercial real estate:
Commercial	146,139	4.57	1,679	175,642	4.34	1,919
Real estate mortgage	99,082	4.15	1,036	95,612	3.45	832
Real estate construction	29,469	3.31	246	40,487	2.94	300
Lease financing	13,156	9.07	298	14,360	9.14	328

Total commercial and commercial real estate	287,846	4.50	3,259	326,101	4.12	3,379

Consumer:
Real estate 1-4 family first mortgage	231,172	5.16	2,987	235,051	5.35	3,154
Real estate 1-4 family junior lien mortgage	100,257	4.41	1,114	105,779	4.62	1,229
Credit card	22,048	13.57	748	23,448	11.65	683
Other revolving credit and installment	87,884	6.50	1,441	90,199	6.48	1,473

Total consumer	441,361	5.68	6,290	454,477	5.73	6,539

Foreign	30,276	3.15	240	29,613	3.61	270

Total loans(5)	759,483	5.13	9,789	810,191	5.00	10,188
Other	5,912	3.53	53	6,088	3.29	49

Total earning assets	$1,064,947	5.01%	$13,290	1,085,060	5.20%	$14,149

Funding sources
Deposits:
Interest-bearing checking	$59,677	0.10%	$15	59,467	0.15%	$21
Market rate and other savings	419,996	0.25	269	369,120	0.34	317
Savings certificates	85,044	1.50	322	129,698	1.35	442
Other time deposits	14,400	2.33	83	18,248	1.93	89
Deposits in foreign offices	52,061	0.24	32	56,820	0.25	36

Total interest-bearing deposits	631,178	0.45	721	633,353	0.57	905
Short-term borrowings	46,468	0.26	31	39,828	0.35	36
Long-term debt	177,077	2.76	1,226	222,580	2.33	1,301
Other liabilities	6,764	3.39	58	5,620	3.30	46

Total interest-bearing liabilities	861,487	0.94	2,036	901,381	1.01	2,288
Portion of noninterest-bearing funding sources	203,460	—	—	183,679	—	—

Total funding sources	$1,064,947	0.76	2,036	1,085,060	0.84	2,288

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.25%	$11,254		4.36%	$11,861

Noninterest-earning assets
Cash and due from banks	$17,000			18,084
Goodwill	24,829			24,435
Other	113,592			118,472

Total noninterest-earning assets	$155,421			160,991

Noninterest-bearing funding sources
Deposits	$184,837			172,588
Other liabilities	50,013			47,646
Total equity	124,031			124,436
Noninterest-bearing funding sources used to fund earning assets	(203,460)			(183,679)

Net noninterest-bearing funding sources	$155,421			160,991

Total assets	$1,220,368			1,246,051

(1)	Our average prime rate was 3.25% for the quarters and nine months ended September 30, 2010 and 2009. The average three-month London Interbank Offered Rate (LIBOR) was 0.39% and 0.41% for the quarters ended September 30, 2010 and 2009, respectively, and 0.36% and 0.83% for the nine months of 2010 and 2009, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts include the effects of any unrealized gain or loss marks but those marks carried in other comprehensive income are not included in yield determination of affected earning assets. Thus yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

	Nine months ended September 30						,
	2010			2009
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$59,905	0.35%	$156	20,411	0.73%	$111
Trading assets	28,588	3.82	819	20,389	4.64	709
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,013	3.36	49	2,514	2.61	48
Securities of U.S. states and political subdivisions	15,716	6.29	725	12,409	6.39	623
Mortgage-backed securities:
Federal agencies	74,330	5.38	2,838	87,916	5.45	3,492
Residential and commercial	33,133	10.58	2,546	41,070	9.05	3,150

Total mortgage-backed securities	107,463	7.01	5,384	128,986	6.72	6,642
Other debt securities (4)	33,727	6.56	1,557	31,437	7.01	1,691

Total debt securities available for sale(4)	158,919	6.80	7,715	175,346	6.69	9,004
Mortgages held for sale (5)	33,903	4.88	1,241	38,315	5.16	1,484
Loans held for sale (5)	4,660	2.46	86	6,693	3.01	151
Loans:
Commercial and commercial real estate:
Commercial	150,153	4.83	5,431	186,610	4.10	5,725
Real estate mortgage	98,264	3.91	2,875	95,928	3.50	2,510
Real estate construction	32,770	3.27	801	41,735	2.89	901
Lease financing	13,592	9.28	946	14,968	9.04	1,015

Total commercial and commercial real estate	294,779	4.56	10,053	339,241	4.00	10,151

Consumer:
Real estate 1-4 family first mortgage	237,848	5.22	9,305	240,409	5.51	9,926
Real estate 1-4 family junior lien mortgage	102,839	4.47	3,444	108,094	4.81	3,894
Credit card	22,539	13.32	2,251	23,236	12.16	2,118
Other revolving credit and installment	88,998	6.49	4,320	91,240	6.60	4,502

Total consumer	452,224	5.70	19,320	462,979	5.90	20,440

Foreign	29,302	3.46	758	30,856	4.02	929

Total loans(5)	776,305	5.18	30,131	833,076	5.05	31,520
Other	6,021	3.45	156	6,102	3.02	137

Total earning assets	$1,068,301	5.07%	$40,304	1,100,332	5.21%	$43,116

Funding sources
Deposits:
Interest-bearing checking	$60,961	0.13%	$57	73,195	0.14%	$77
Market rate and other savings	412,060	0.27	822	339,081	0.42	1,072
Savings certificates	89,824	1.43	962	150,607	1.14	1,280
Other time deposits	15,066	2.08	235	21,794	1.97	321
Deposits in foreign offices	54,973	0.23	94	50,907	0.29	111

Total interest-bearing deposits	632,884	0.46	2,170	635,584	0.60	2,861
Short-term borrowings	45,549	0.22	75	58,447	0.50	217
Long-term debt	193,724	2.57	3,735	238,909	2.55	4,568
Other liabilities	6,393	3.38	162	4,675	3.50	122

Total interest-bearing liabilities	878,550	0.93	6,142	937,615	1.11	7,768
Portion of noninterest-bearing funding sources	189,751	—	—	162,717	—	—

Total funding sources	$1,068,301	0.77	6,142	1,100,332	0.94	7,768

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.30%	$34,162		4.27%	$35,348

Noninterest-earning assets
Cash and due from banks	$17,484			19,218
Goodwill	24,822			23,964
Other	112,928			126,557

Total noninterest-earning assets	$155,234			169,739

Noninterest-bearing funding sources
Deposits	$177,975			169,187
Other liabilities	46,174			49,249
Total equity	120,836			114,020
Noninterest-bearing funding sources used to fund earning assets	(189,751)			(162,717)

Net noninterest-bearing funding sources	$155,234			169,739

Total assets	$1,223,535			1,270,071

NONINTEREST INCOME

	Quarter ended Sept. 30		,	%	Nine months ended Sept. 30	,	%
(in millions)	2010	2009		Change	2010	2009	Change

Service charges on deposit accounts	$1,132	1,478		(23)%	$3,881	4,320	(10)%
Trust and investment fees:
Trust, investment and IRA fees	924	989		(7)	3,008	2,550	18
Commissions and all other fees	1,640	1,513		8	4,968	4,580	8

Total trust and investment fees	2,564	2,502		2	7,976	7,130	12

Card fees	935	946		(1)	2,711	2,722	—
Other fees:
Cash network fees	73	60		22	186	176	6
Charges and fees on loans	424	453		(6)	1,244	1,326	(6)
Processing and all other fees	507	437		16	1,497	1,312	14

Total other fees	1,004	950		6	2,927	2,814	4

Mortgage banking (1):
Servicing income, net	516	1,919		(73)	3,100	3,641	(15)
Net gains on mortgage loan origination/sales activities	1,983	1,148		73	3,880	4,976	(22)

Total mortgage banking	2,499	3,067		(19)	6,980	8,617	(19)

Insurance	397	468		(15)	1,562	1,644	(5)
Net gains from trading activities	470	622		(24)	1,116	2,158	(48)
Net losses on debt securities available for sale	(114)	(40)		185	(56)	(237)	(76)
Net gains (losses) from equity investments	131	29		352	462	(88)	NM
Operating leases	222	224		(1)	736	522	41
All other	536	536		—	1,727	1,564	10

Total	$9,776	10,782		(9)	$30,022	31,166	(4)

NM — Not meaningful
(1)	2009 categories have been revised to conform to current presentation.
Noninterest income represented 47% of total revenues for both the third quarter and first nine months of 2010, respectively, compared with 48% and 47%, respectively, for the same periods a year ago. Third quarter 2010 noninterest income was down 9% year over year, primarily due to lower mortgage banking hedge results, partially offset by increased gains on mortgage loan origination/sales activities.
Service charges on deposit accounts were $1.1 billion in third quarter 2010, down 23% from a year ago primarily due to the negative impact from changes to Regulation E and related overdraft policy changes. We currently estimate that the combination of these changes will reduce our fee revenue in fourth quarter 2010 by approximately $440 million. The actual impact in fourth quarter 2010 and future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other potential offsetting factors.
We earn fees on trust, investment and IRA (Individual Retirement Account) accounts from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2010, these assets totaled $2.0 trillion, up 11% from $1.8 trillion a year ago, primarily reflecting an 8% increase in the S&P 500 over the same period. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of the assets under management or administration. These fees decreased to $924 million in third quarter 2010 from $989 million a year ago.
We received commissions and other fees for providing services to full-service and discount brokerage customers of $1.6 billion in third quarter 2010 and $1.5 billion a year ago. These fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. Client assets totaled $1.1 trillion at September 30, 2010, up 4% from a year ago. Commissions and other fees also include fees from investment banking activities including equity and bond underwriting.
Card fees were $935 million in third quarter 2010, down from $946 million a year ago. Recent legislative and regulatory changes limit our ability to increase interest rates and assess certain fees on card accounts.

The anticipated net impact in fourth quarter 2010 related to these changes is estimated to be $47 million. The actual impact in 2010 and future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other potential offsetting factors.
Mortgage banking noninterest income was $2.5 billion in third quarter 2010, down from $3.1 billion a year ago. An $835 million increase in net gains on mortgage loan origination/sales activities from a year ago was more than offset by a $1.4 billion decline in net servicing income.
Net gains on mortgage loan origination/sales activities increased to $2.0 billion in third quarter 2010, up $835 million from a year ago. This increase was primarily due to higher origination volumes and business margins in this low mortgage interest rate environment. Residential real estate originations were $101 billion in third quarter 2010, up 5% from $96 billion a year ago and mortgage applications were $194 billion in third quarter 2010 compared with $123 billion for third quarter 2009. The 1-4 family first mortgage unclosed pipeline was $101 billion at September 30, 2010, and $57 billion at December 31, 2009.
Net servicing income decreased to $516 million in third quarter 2010 from $1.9 billion a year ago. Net servicing income includes both changes in the fair value of mortgage servicing rights (MSRs) during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for third quarter 2010 included a $56 million net MSRs valuation gain ($1.1 billion decrease in the fair value of the MSRs partially offsetting a $1.2 billion hedge gain) and for third quarter 2009 included a $1.5 billion net MSRs valuation gain ($2.1 billion decrease in the fair value of MSRs partially offsetting a $3.6 billion hedge gain). The $1.5 billion decline in the net MSR hedge results for third quarter 2010 compared with third quarter 2009 is primarily due to a decline in hedge carry income, which resulted from the combination of a reduced level of financial hedges, given a lower MSR asset value and an increased reliance on the “natural business hedge” and lower rate of carry resulting from lower interest rates and mix of financial instruments. See the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach. At September 30, 2010, the ratio of MSRs to related loans serviced for others was 0.72% compared with 0.91% at December 31, 2009. The average note rate was 5.46% at September 30, 2010, compared with 5.66% at December 31, 2009.
Net gains on mortgage loan origination/sales activities include the cost of any additions to the liability for mortgage loan repurchase losses as well as adjustments of loans in the warehouse/pipeline for changes in market conditions that affect their value. Mortgage loans are repurchased based on standard representations and warranties and early payment default clauses in mortgage sale contracts. Additions to the liability for mortgage loan repurchase losses that were charged against net gains on mortgage loan origination/sales activities were $370 million and $1.2 billion, respectively, for the three and nine months ended September 30, 2010. For additional information about mortgage loan repurchases, see the “Risk Management — Credit Risk Management Process — Liability for Mortgage Loan Repurchase Losses” section and Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.
Income from trading activities was a $470 million gain in third quarter 2010, down from a $622 million gain a year ago. This decrease reflects a return to a more normal trading environment from a year ago as well as a continued reduction in risk levels while we continue to prioritize support for our customer-related activities.
Aggregate net gains on debt securities available for sale and equity securities totaled $17 million in third quarter 2010, compared with net losses of $11 million a year ago. Impairment write-downs were $179 million in third quarter 2010, compared with $396 million a year ago. For additional information, see the “Balance Sheet Analysis — Securities Available for Sale” section and Note 4 (Securities Available for Sale) to Financial Statements in this Report.
NONINTEREST EXPENSE

	Quarter ended Sept. 30		,	%	Nine months ended Sept. 30		,	%
(in millions)	2010	2009		Change	2010	2009		Change

Salaries	$3,478	3,428		1%	$10,356	10,252		1%
Commission and incentive compensation	2,280	2,051		11	6,497	5,935		9
Employee benefits	1,074	1,034		4	3,459	3,545		(2)
Equipment	557	563		(1)	1,823	1,825		—
Net occupancy	742	778		(5)	2,280	2,357		(3)
Core deposit and other intangibles	548	642		(15)	1,650	1,935		(15)
FDIC and other deposit assessments	300	228		32	896	1,547		(42)
Outside professional services	533	489		9	1,589	1,350		18
Contract services	430	254		69	1,161	726		60
Foreclosed assets	366	243		51	1,085	678		60
Outside data processing	263	251		5	811	745		9
Postage, stationery and supplies	233	211		10	705	701		1
Operating losses	230	117		97	1,065	448		138
Insurance	62	208		(70)	374	734		(49)
Telecommunications	146	142		3	445	464		(4)
Travel and entertainment	195	151		29	562	387		45
Advertising and promotion	170	160		6	438	396		11
Operating leases	21	52		(60)	85	183		(54)
All other	625	682		(8)	1,835	1,991		(8)

Total	$12,253	11,684		5	$37,116	36,199		3

Noninterest expense was $12.3 billion in third quarter 2010, up 5% compared with $11.7 billion in third quarter 2009. Noninterest expense continued to be elevated by merger integration expenses, and higher credit and resolution costs, including expenses associated with foreclosed assets, loan modifications and other home preservation activities. Merger integrations costs were $476 million in third quarter 2010 compared with $249 million a year ago. Foreclosed assets expense was $366 million in third quarter 2010, up 51% from a year ago due to a $3.6 billion increase in foreclosed assets year over year, including $2.1 billion of foreclosed loans in the PCI portfolio that are now recorded as foreclosed assets.
The $146 million decline in insurance expense from third quarter 2009 was mostly due to lower insurance reserve increases at our captive mortgage reinsurance operation for third quarter 2010 compared with a year ago.
We continued to invest for long-term growth throughout the Company, hiring in regional banking and commercial banking as we apply Wells Fargo’s model to the eastern markets, and investing in technology to improve service across our franchise. Our current expense base is elevated by integration and workout costs, which should decline over time. In addition, we are looking at other ways to reduce cost by simplifying and streamlining our activities and processes throughout the Company. We converted 363 Wachovia banking stores in Texas, Kansas, Alabama, Mississippi and Tennessee in third quarter 2010 and opened 13 banking stores in the quarter for a retail network total of 6,335 stores.
INCOME TAX EXPENSE
Our effective income tax rate was 34.4% in third quarter 2010, up from 29.5% in third quarter 2009, and was 34.3% for the first nine months of 2010, up from 31.7% for the first nine months of 2009. The increase for the first nine months of 2010 was partly due to additional tax expense in 2010 related to the new health care legislation, fewer favorable settlements with tax authorities and a reduction in tax-advantaged income, including interest and dividends.

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
OPERATING SEGMENT RESULTS — HIGHLIGHTS

					Wealth, Brokerage
	Community Banking		Wholesale Banking		and Retirement
(in billions)	2010	2009	2010	2009	2010	2009

Quarter ended September 30,
Revenue	$13.6	15.6	5.2	4.9	2.9	2.8
Net income	2.0	2.7	1.4	0.6	0.3	0.1

Average loans	527.0	553.2	222.5	247.0	42.6	45.4
Average core deposits	535.7	550.2	172.2	146.8	120.7	116.3

Nine months ended September 30,
Revenue	$41.4	45.2	16.2	15.1	8.7	8.1
Net income	5.2	6.8	4.1	2.8	0.8	0.5

Average loans	540.3	562.2	226.0	261.1	43.0	46.0
Average core deposits	533.7	556.9	164.9	141.3	121.1	110.9

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C.
Community Banking’s net income decreased 27% to $2.0 billion in third quarter 2010 from $2.7 billion a year ago. Revenue decreased to $13.6 billion and $41.4 billion in the third quarter and first nine months of 2010, respectively, from $15.6 billion and $45.2 billion for the same periods a year ago. Net interest income decreased $977 million, or 11%, in third quarter 2010 from a year ago driven by the planned reduction in certain liquidating loan portfolios. Average loans decreased $26.2 billion, or 5%, in third quarter 2010 from a year ago, due to the run-off of liquidating loan portfolios and continued low demand. Average core deposits decreased $14.5 billion in third quarter 2010 from a year ago, primarily due to Wachovia high yield savings certificates maturing. Noninterest income decreased $986 million, or 15%, driven primarily by lower mortgage banking income and lower deposit service charges due to changes to Regulation E and related overdraft policy changes. The provision for loan losses decreased $1.5 billion, or 32%, due to lower net charge-offs and a $400 million credit reserve release (net charge-offs less provision for credit losses) in third quarter 2010 compared with a $265 million credit reserve build a year ago. Noninterest expense increased $322 million, or 5%, due primarily to higher personnel expense, higher foreclosed assets and Federal Deposit Insurance Corporation (FDIC) assessments, partially offset by Wachovia merger-related cost savings.

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
Wholesale Banking’s net income of $1.4 billion in third quarter 2010 was up 143% from $594 million in third quarter 2009. Net income increased to $4.1 billion for the first nine months of 2010 from $2.8 billion a year ago. Net interest income of $2.9 billion in third quarter 2010 increased 14% from $2.5 billion a year ago due to PCI loans and security resolutions partially offset by lower average loans. Average loans of $222.5 billion declined 10% from third quarter 2009 driven by declines across most lending areas. Average core deposits of $172.2 billion in third quarter 2010 increased 17% from $146.8 billion a year ago driven by growth in both interest-bearing and non-interest bearing deposits primarily in government and institutional banking, corporate trust, global financial institutions, sales and trading and commercial mortgage servicing. The provision for loan losses decreased to $270 million in third quarter 2010 from $1.4 billion a year ago, due to lower net charge-offs and a $250 million reserve release (net charge-offs less provision for credit losses) in third quarter 2010 compared with a $627 million credit reserve build a year ago. Noninterest income was $2.4 billion in third quarter 2010 flat with third quarter of 2009. Third quarter 2010 results included lower capital markets trading and investment banking revenue, mostly offset by higher PCI related resolutions. Noninterest expense of $2.7 billion in third quarter 2010 increased 2% from a year ago due to higher foreclosed asset and personnel expenses.
Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client’s needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions including financial planning, private banking, credit, investment management and trust. Family Wealth meets the unique needs of the ultra high net worth customers. Brokerage serves customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.
Wealth, Brokerage and Retirement’s net income increased 131% to $256 million in third quarter 2010 from $111 million a year ago. Net income increased to $808 million in the first nine months of 2010, up from $545 million a year ago. Revenue increased to $2.9 billion and $8.7 billion in the third quarter and first nine months of 2010, respectively, from $2.8 billion and $8.1 billion a year ago. Net interest income increased 18% to $683 million from $580 million a year ago, predominantly due to higher earning assets. The provision for credit losses decreased $156 million to $77 million in third quarter 2010 from $233 million a year ago, largely reflecting a credit reserve build in the third quarter of last year. Noninterest income increased $41 million, or 2%, as higher asset-based fees were partially offset by lower securities gains in the brokerage business. Noninterest expense increased $87 million, or 4%, to $2.4 billion in third quarter 2010 from $2.3 billion a year ago predominantly due to higher broker commissions on increased production.
BALANCE SHEET ANALYSIS
During third quarter 2010, our total assets, loans and core deposits each decreased slightly from December 31, 2009, but the strength of our business model continued to produce high rates of internal capital generation as reflected in our improved capital ratios. As a percentage of total risk-weighted assets, Tier 1 capital increased to 10.9%, total capital to 14.9%, Tier 1 leverage to 9.0% and Tier 1 common equity to 8.0% at September 30, 2010, up from 9.3%, 13.3%, 7.9% and 6.5%, respectively, at

December 31, 2009. On average, core deposits funded 102% of the loan portfolio in third quarter 2010, and we have significant capacity to add higher yielding long-term mortgage-backed securities (MBS) for future revenue and earnings growth.
The following discussion provides additional information about the major components of our balance sheet. Capital is discussed in the “Capital Management” section of this Report.
SECURITIES AVAILABLE FOR SALE

	Sept. 30, 2010			December 31, 2009
		Net			Net
		unrealized	Fair		unrealized	Fair
(in billions)	Cost	gain	value	Cost	gain	value

Debt securities available for sale	$163.1	8.5	171.6	162.3	4.8	167.1
Marketable equity securities	4.4	0.9	5.3	4.8	0.8	5.6

Total securities available for sale	$167.5	9.4	176.9	167.1	5.6	172.7

Securities available for sale consist of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of very liquid, high-quality federal agency debt and privately issued MBS. The total net unrealized gains on securities available for sale of $9.4 billion at September 30, 2010, were up from $5.6 billion at December 31, 2009, due to a general decline in long-term yields and narrowing of credit spreads.
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
At September 30, 2010, we had approximately $6 billion of investments in securities, primarily municipal bonds, which are guaranteed against loss by bond insurers. These securities are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our on-going impairment analysis of our securities available for sale, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers.
The weighted-average expected maturity of debt securities available for sale was 5.0 years at September 30, 2010. Since 68% of this portfolio is MBS, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in the following table.

MORTGAGE-BACKED SECURITIES — INTEREST RATE SENSITIVITY ANALYSIS

			Expected
			remaining
	Fair	Net unrealized	maturity
(in billions)	value	gains (losses)	(in years)

At September 30, 2010	$117.4	6.1	3.5
At September 30, 2010, assuming a 200 basis point:
Increase in interest rates	107.8	(3.5)	4.9
Decrease in interest rates	122.6	11.3	2.8

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.
LOAN PORTFOLIO

	Sept. 30	,	Dec. 31	,
(in millions)	2010		2009

Commercial and commercial real estate	$286,980		$307,067
Consumer	436,993		446,305
Foreign	29,691		29,398

Total loans	$753,664		782,770

A discussion of average loan balances and a comparative detail of average loan balances is included in “Earnings Performance — Net Interest Income” earlier in this Report; period-end balances and other loan related information are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
DEPOSITS
Deposits totaled $814.5 billion at September 30, 2010, compared with $824.0 billion at December 31, 2009. Comparative detail of average deposit balances is provided in the table under “Earnings Performance — Net Interest Income” earlier in this Report. Total core deposits were $771.8 billion at September 30, 2010, down from $780.7 billion at December 31, 2009.

	Sept. 30	,	Dec. 31	,
(in millions)	2010		2009		% Change

Noninterest-bearing	$184,418		181,356		2%
Interest-bearing checking	59,944		63,225		(5)
Market rate and other savings	415,706		402,448		3
Savings certificates	81,448		100,857		(19)
Foreign deposits (1)	30,276		32,851		(8)

Core deposits	771,792		780,737		(1)
Other time and savings deposits	19,831		16,142		23
Other foreign deposits	22,889		27,139		(16)

Total deposits	$814,512		824,018		(1)

(1)	Reflects Eurodollar sweep balances included in core deposits.

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
For further discussion about how we manage these risks, see pages 54-71 of our 2009 Form 10-K. The discussion that follows is intended to provide an update on these risks.
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
Credit Quality Overview
Credit losses declined in third quarter 2010, which continued to support our belief that quarterly credit loss levels peaked in 2009. The continued improvement in credit performance is a result of a slowly improving economy coupled with actions we have taken over the past several years to improve underwriting standards, mitigate losses and exit portfolios with unattractive credit metrics.
•	Quarterly credit losses declined 9% to $4.1 billion in third quarter 2010 from $4.5 billion in second quarter 2010 and declined 20% from third quarter 2009. This improvement in losses was broad based across most of the consumer portfolios, with reduced losses in the home equity, private student lending, Wells Fargo Financial, Pick-a-Pay, wealth management and credit card portfolios.
•	Losses in the commercial portfolio continued to improve from the higher levels experienced last year, including a 17% linked-quarter reduction in CRE losses.
•	Our PCI loan portfolio continued to perform better than originally expected. In third quarter 2010 $639 million of nonaccretable difference was reclassified to accretable yield and is expected to accrete to future income over the remaining life of the underlying loans. In addition, $202 million of nonaccretable difference was released into income for commercial loans that were paid off or sold.
•	Based on declining losses and improved credit quality trends, the provision for credit losses of $3.4 billion was $650 million less than net charge-offs in third quarter 2010. Absent significant deterioration in the economy, we currently expect future reductions in the allowance for loan losses.
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
The following table identifies our non-strategic and liquidating loan portfolios.
NON-STRATEGIC AND LIQUIDATING LOAN PORTFOLIOS

	Outstanding balances
	Sept. 30	,	Dec. 31	,
(in billions)	2010		2009

Commercial and commercial real estate PCI loans (1)	$7.7		11.3
Pick-a-Pay mortgage (1)	77.3		85.2
Liquidating home equity	7.3		8.4
Legacy Wells Fargo Financial indirect auto	7.1		11.3
Legacy Wells Fargo Financial debt consolidation (2)	19.7		22.4

Total non-strategic and liquidating loan portfolios	$119.1		138.6

(1)	Net of purchase accounting adjustments related to PCI loans.
(2)	In July 2010, we announced the restructuring of our Wells Fargo Financial division and exiting the origination of non-prime portfolio mortgage loans.
Commercial Real Estate (CRE)
The CRE portfolio consists of both CRE mortgages and CRE construction loans. The combined CRE loans outstanding totaled $126.7 billion at September 30, 2010, or 17% of total loans. CRE construction loans totaled $27.9 billion at September 30, 2010, or 4% of total loans. CRE mortgage loans totaled $98.8 billion at September 30, 2010, or 13% of total loans. The portfolio is diversified both geographically and by property type. The largest geographic concentrations are found in California and Florida, which represented 22% and 11% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 23% and industrial/warehouse at 11% of the portfolio.
The underwriting of CRE loans primarily focuses on cash flows and creditworthiness, and not solely collateral valuations. To identify and manage newly emerging problem CRE loans, we employ a high level of surveillance and regular customer interaction to understand and manage the risks associated with these assets, including regular loan reviews and appraisal updates. As issues are identified, management is engaged and dedicated workout groups are in place to manage problem assets. At September 30, 2010, the recorded investment in PCI CRE loans totaled $6.7 billion, down from $12.3 billion since the Wachovia acquisition at December 31, 2008, reflecting the reduction resulting from loan resolutions and write-downs.
The following table summarizes CRE loans by state and property type with the related nonaccrual totals. At September 30, 2010, the highest concentration of total loans by state was $28.4 billion in California, more than double the next largest state concentration, and the related nonaccrual loans totaled about $1.7 billion, or 6% of CRE loans in California. Office buildings, at $29.6 billion, were the largest property type concentration, more than double the next largest, and the related nonaccrual loans totaled $1.4 billion, or 5% of total CRE loans for office buildings. Of CRE mortgage loans (excluding CRE construction loans), 41% related to owner-occupied properties at September 30, 2010. Nonaccrual loans totaled 7% of the non-PCI outstanding balance at September 30, 2010.

CRE LOANS BY STATE AND PROPERTY TYPE

	September 30, 2010
	Real estate mortgage			Real estate construction		Total			% of
	Nonaccrual	Outstanding		Nonaccrual	Outstanding	Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans	balance (1)	loans	balance (1)		loans

By state:
PCI loans:
Florida	$—	471		—	720	—	1,191		*	%
California	—	625		—	228	—	853		*
North Carolina	—	187		—	416	—	603		*
Georgia	—	227		—	323	—	550		*
New York	—	288		—	268	—	556		*
Other	—	1,320		—	1,594	—	2,914	(2)	*

Total PCI loans	—	3,118		—	3,549	—	6,667		1

All other loans:
California	1,174	23,561		508	3,981	1,682	27,542		4
Florida	921	9,899		398	2,374	1,319	12,273		2
Texas	319	6,578		306	2,573	625	9,151		1
North Carolina	321	4,728		302	1,612	623	6,340		*
Georgia	325	3,612		162	1,011	487	4,623		*
Virginia	66	3,779		163	1,634	229	5,413		*
Arizona	234	3,390		221	794	455	4,184		*
New York	49	3,471		41	1,139	90	4,610		*
New Jersey	111	2,684		47	668	158	3,352		*
Colorado	96	2,865		89	730	185	3,595		*
Other	1,463	31,070		961	7,846	2,424	38,916	(3)	5

Total all other loans	5,079	95,637		3,198	24,362	8,277	119,999		16

Total	$5,079	98,755		3,198	27,911	8,277	126,666		17%

By property:
PCI loans:
Apartments	$—	585		—	915	—	1,500		*	%
Office buildings	—	1,093		—	352	—	1,445		*
1-4 family land	—	238		—	728	—	966		*
Retail (excluding shopping center)	—	430		—	103	—	533		*
Land (excluding 1-4 family)	—	24		—	443	—	467		*
Other	—	748		—	1,008	—	1,756		*

Total PCI loans	—	3,118		—	3,549	—	6,667		1

All other loans:
Office buildings	1,138	25,126		269	3,002	1,407	28,128		4
Industrial/warehouse	730	13,026		87	1,116	817	14,142		2
Real estate — other	657	13,181		103	896	760	14,077		2
Apartments	328	7,989		424	4,242	752	12,231		2
Retail (excluding shopping center)	617	9,708		137	935	754	10,643		1
Land (excluding 1-4 family)	18	491		712	7,227	730	7,718		1
Shopping center	338	6,483		264	1,772	602	8,255		1
Hotel/motel	509	5,658		84	874	593	6,532		*
1-4 family land	162	357		641	2,447	803	2,804		*
Institutional	100	2,704		9	253	109	2,957		*
Other	482	10,914		468	1,598	950	12,512		2

Total all other loans	5,079	95,637		3,198	24,362	8,277	119,999		16

Total	$5,079	98,755	(4)	3,198	27,911	8,277	126,666		17%

*	Less than 1%
(1)	For PCI loans amounts represent carrying value.
(2)	Includes 35 states; no state had loans in excess of $526 million.
(3)	Includes 40 states; no state had loans in excess of $3.0 billion.
(4)	Includes $40.7 billion of loans to owner-occupants where 51% or more of the property is used in the conduct of their business.
(continued on following page)

(continued from previous page)

	December 31, 2009
	Real estate mortgage			Real estate construction		Total			% of
	Nonaccrual	Outstanding		Nonaccrual	Outstanding	Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans	balance (1)	loans	balance (1)		loans

By state:
PCI loans:
Florida	$—	629		—	1,115	—	1,744		*	%
California	—	995		—	271	—	1,266		*
North Carolina	—	150		—	618	—	768		*
Georgia	—	226		—	523	—	749		*
Virginia	—	219		—	480	—	699		*
Other	—	1,918		—	2,200	—	4,118	(5)	*

Total PCI loans	—	4,137		—	5,207	—	9,344		1

All other loans:
California	1,132	22,739		874	5,024	2,006	27,763		4
Florida	563	9,899		374	3,227	937	13,126		2
Texas	225	6,098		256	3,054	481	9,152		1
North Carolina	179	4,983		161	2,079	340	7,062		*
Georgia	207	3,809		127	1,507	334	5,316		*
Virginia	53	3,080		117	1,974	170	5,054		*
New York	53	3,591		49	1,456	102	5,047		*
Arizona	158	3,810		200	1,193	358	5,003		*
New Jersey	66	2,904		23	768	89	3,672		*
Colorado	78	2,252		110	875	188	3,127		*
Other	982	30,225		1,022	10,614	2,004	40,839	(6)	5

Total all other loans	3,696	93,390		3,313	31,771	7,009	125,161		16

Total	$3,696	97,527		3,313	36,978	7,009	134,505		17%

By property:
PCI loans:
Apartments	$—	810		—	1,300	—	2,110		*	%
Office buildings	—	1,443		—	399	—	1,842		*
1-4 family land	—	270		—	1,076	—	1,346		*
1-4 family structure	—	96		—	693	—	789		*
Land (excluding 1-4 family)	—	—		—	759	—	759		*
Other	—	1,518		—	980	—	2,498		*

Total PCI loans	—	4,137		—	5,207	—	9,344		1

All other loans:
Office buildings	887	24,688		188	4,005	1,075	28,693		4
Industrial/warehouse	508	13,643		36	1,281	544	14,924		2
Real estate — other	550	13,563		102	1,105	652	14,668		2
Apartments	267	7,102		254	5,138	521	12,240		2
Retail (excluding shopping center)	597	10,457		108	1,327	705	11,784		2
Land (excluding 1-4 family)	9	262		778	8,943	787	9,205		1
Shopping center	204	5,912		210	2,398	414	8,310		1
Hotel/motel	208	5,216		123	1,160	331	6,376		*
1-4 family land	77	232		764	3,156	841	3,388		*
1-4 family structure	60	1,065		689	2,199	749	3,264		*
Other	329	11,250		61	1,059	390	12,309		2

Total all other loans	3,696	93,390		3,313	31,771	7,009	125,161		16

Total	$3,696	97,527	(7)	3,313	36,978	7,009	134,505		17%

(5)	Includes 38 states; no state had loans in excess of $605 million.
(6)	Includes 40 states; no state had loans in excess of $3.0 billion.
(7)	Includes $42.1 billion of loans to owner-occupants where 51% or more of the property is used in the conduct of their business.

Commercial Loans and Lease Financing
For purposes of portfolio risk management, we aggregate commercial loans and lease financing according to market segmentation and standard industry codes. The following table summarizes commercial loans and lease financing by industry with the related nonaccrual totals. While this portfolio has experienced deterioration in the current credit cycle, we believe this portfolio has experienced less credit deterioration than our CRE portfolios as evidenced by its (1) lower percentage of loans 90 days or more past due and still accruing, (2) lower percentage of nonperforming loans to total loans outstanding at September 30, 2010, as well as (3) the lower year-to-date loss rate to the year-to-date average of total loans of 0.14%, 2.65% and 1.18% compared with 0.63%, 6.53% and 1.34%, respectively, for the CRE portfolios. We believe this portfolio is well underwritten and is diverse in its risk with relatively similar concentrations across several industries. A majority of our commercial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Our credit risk management process for this portfolio primarily focuses on a customer’s ability to repay the loan through their cash flow. Generally, collateral securing this portfolio represents a secondary source of repayment.
COMMERCIAL LOANS AND LEASE FINANCING BY INDUSTRY

	September 30, 2010					December 31, 2009
				% of					% of
	Nonaccrual	Outstanding		total		Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans		loans	balance (1)		loans

PCI loans:
Investors	$—	249		*	%	$—	140		*	%
Media	—	180		*		—	314		*
Insurance	—	99		*		—	118		*
Technology	—	67		*		—	72		*
Leisure	—	52		*		—	110		*
Healthcare	—	44		*		—	51		*
Other	—	296	(2)	*		—	1,106	(2)	*

Total PCI loans	—	987		*		—	1,911		*

All other loans:
Financial institutions	202	9,739		1		496	11,111		1
Cyclical retailers	71	8,738		1		71	8,188		1
Healthcare	106	7,665		1		88	8,397		1
Food and beverage	97	8,085		1		77	8,316		1
Oil and gas	181	7,560		1		202	8,464		1
Industrial equipment	137	6,301		*		119	7,524		*
Business services	132	5,377		*		99	6,722		*
Transportation	50	6,151		*		31	6,469		*
Utilities	194	5,011		*		15	5,752		*
Real estate other	116	5,735		*		167	6,570		*
Technology	43	5,738		*		72	5,489		*
Investors	166	5,029		*		196	5,347		*
Other	2,746	78,198	(3)	10		2,935	82,302	(3)	11

Total all other loans	4,241	159,327		21		4,568	170,651		22

Total	$4,241	160,314		21%		$4,568	172,562		22%

*	Less than 1%
(1)	For PCI loans amounts represent carrying value.
(2)	No other single category had loans in excess of $44 million at September 30, 2010, or $122 million (residential construction) at December 31, 2009.
(3)	No other single category had loans in excess of $4.4 billion at September 30, 2010, or $5.8 billion (public administration) at December 31, 2009. The next largest categories included public administration, hotel/restaurant, securities firms, media and non-residential construction.
During the recent credit cycle, we have experienced an increase in requests for extensions of commercial, and commercial real estate and construction loans which have repayment guarantees. All extensions are granted based on a re-underwriting of the loan and our assessment of the borrower’s ability to perform under the agreed-upon terms. At the time of extension, borrowers are generally performing in accordance with the contractual loan terms. Extension terms generally range from six to thirty-six months and may require that the borrower provide additional economic support in the form of partial repayment, amortization or additional collateral or guarantees. In cases where the value of collateral or financial condition of the borrower is insufficient to repay our loan, we may rely upon the support of an outside repayment guarantee in providing the extensions. In considering the impairment status of the loan, we evaluate the collateral and future cash flows as well as the anticipated support of any repayment guarantor. When performance under a loan is not reasonably assured, including the performance of the guarantor, we charge-off all or a portion of a loan based on the fair value of the collateral securing the loan.
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
Purchased Credit-Impaired (PCI) Loans
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
A nonaccretable difference was established in purchase accounting for PCI loans to absorb losses expected at that time on those loans. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. Substantially all our commercial, CRE and foreign PCI loans are accounted for as individual loans. Conversely, Pick-a-Pay and other consumer PCI loans have been aggregated into several pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Resolutions of loans may include sales of loans to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. Our policy is to remove an individual loan from a pool based on comparing the amount received from its resolution with its contractual amount. Any difference between these amounts is absorbed by the nonaccretable difference. This removal method assumes that the amount received from resolution approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by our quarterly cash flow evaluation process for each pool. For loans in pools that are resolved by payment in full, there is no release of the nonaccretable difference since there is no difference between the amount received at resolution and the contractual amount of the loan. Modified PCI loans should not be removed from a pool even if those loans would otherwise be deemed troubled debt restructurings (TDRs). In the first nine months of 2010, we recognized in income $890 million of nonaccretable difference related to commercial PCI loans due to payoffs and dispositions of these loans. We also transferred $3.2 billion from the nonaccretable difference to the accretable yield, of which $2.4 billion was due to sustained positive performance in the Pick-a-Pay portfolio evidenced through an increase in expected cash flows. The following table provides an analysis of changes in the nonaccretable difference related to principal that is not expected to be collected.
CHANGES IN NONACCRETABLE DIFFERENCE FOR PCI LOANS

	Commercial ,
	CRE and		Other
(in millions)	foreign	Pick-a-Pay	consumer	Total

Balance, December 31, 2008	$10,410	26,485	4,069	40,964
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(330)	—	—	(330)
Loans resolved by sales to third parties (2)	(86)	—	(85)	(171)
Reclassification to accretable yield for loans with improving cash flows (3)	(138)	(27)	(276)	(441)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(4,853)	(10,218)	(2,086)	(17,157)

Balance, December 31, 2009	5,003	16,240	1,622	22,865
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(739)	—	—	(739)
Loans resolved by sales to third parties (2)	(151)	—	—	(151)
Reclassification to accretable yield for loans with improving cash flows (3)	(561)	(2,356)	(317)	(3,234)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(1,478)	(2,409)	(325)	(4,212)

Balance, September 30, 2010	$2,074	11,475	980	14,529

Balance, June 30, 2010	$2,923	11,992	1,289	16,204
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(153)	—	—	(153)
Loans resolved by sales to third parties (2)	(49)	—	—	(49)
Reclassification to accretable yield for loans with improving cash flows (3)	(392)	—	(247)	(639)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(255)	(517)	(62)	(834)

Balance, September 30, 2010	$2,074	11,475	980	14,529

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference for increased cash flow estimates to the accretable yield will result in increasing income and thus the rate of return realized. Amounts reclassified to accretable yield are expected to be probable of realization over the estimated remaining life of the loan.
(4)	Write-downs to net realizable value of PCI loans are charged to the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.
Since the Wachovia acquisition, we have released $5.1 billion in nonaccretable difference for certain PCI loans and pools of loans, including $3.7 billion transferred from the nonaccretable difference to the accretable yield and $1.4 billion released through loan resolutions. We have provided $1.6 billion in the allowance for credit losses for certain PCI loans or pools of loans, which have had loss-related decreases to expected cash flows. The net result is a $3.5 billion improvement in our initial projected losses on all PCI loans. At September 30, 2010, the allowance for credit losses in excess of nonaccretable difference on certain PCI loans was $379 million. The allowance is necessary to absorb decreases in expected cash flows since acquisition and primarily relates to commercial, CRE and foreign loans, which are accounted for as individual loans. The following table analyzes the actual and projected loss results on PCI loans since the acquisition of Wachovia on December 31, 2008, through September 30, 2010.

	Commercial	,
	CRE and			Other
(in millions)	foreign		Pick-a-Pay	consumer	Total

Release of unneeded nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	$1,069		—	—	1,069
Loans resolved by sales to third parties (2)	237		—	85	322
Reclassification to accretable yield for loans with improving cash flows (3)	699		2,383	593	3,675

Total releases of nonaccretable difference due to better than expected losses	2,005		2,383	678	5,066
Provision for worse than originally expected losses (4)	(1,565)		—	(38)	(1,603)

Actual and projected losses on PCI loans better than originally expected	$440		2,383	640	3,463

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference for increased cash flow estimates to the accretable yield will result in increasing income and thus the rate of return realized. Amounts reclassified to accretable yield are expected to be probable of realization over the estimated remaining life of the loan.
(4)	Provision for additional losses recorded as a charge to income, when it is estimated that the expected cash flows for a PCI loan or pool of loans have decreased subsequent to the acquisition.
For further information on PCI loans, see Note 1 (Summary of Significant Accounting Policies — Loans) to Financial Statements in the 2009 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Pick-a-Pay Portfolio
As part of the Wachovia acquisition, we acquired residential first mortgage and home equity loans that are very similar to the Wells Fargo core originated portfolio. We also acquired the Pick-a-Pay portfolio, which describes one of the consumer mortgage portfolios. Under purchase accounting for the Wachovia acquisition, we considered a majority of the Pick-a-Pay loans to be impaired under accounting guidance for PCI loans.
Our Pick-a-Pay portfolio had an unpaid principal balance of $93.0 billion and a carrying value of $77.3 billion at September 30, 2010. The Pick-a-Pay portfolio is a liquidating portfolio, as Wachovia ceased originating new Pick-a-Pay loans in 2008. Equity lines of credit and closed-end second liens associated with Pick-a-Pay loans are reported in the Home Equity core portfolio. The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The following table provides balances over time related to the types of loans included in the portfolio.

	September 30, 2010		December 31, 2009		December 31, 2008
(in millions)	Outstandings	% of total	Outstandings	% of total	Outstandings	% of total

Option payment loans	$58,345	63%	$73,060	70%	$101,297	86%
Non-option payment adjustable-
rate and fixed-rate loans	12,778	14	14,178	14	15,978	14
Full-term loan modifications	21,865	23	16,420	16	—	—

Total unpaid principal balance	$92,988	100%	$103,658	100%	$117,275	100%

Total carrying value	$77,304		$85,238		$95,315

PCI loans in the Pick-a-Pay portfolio had an unpaid principal balance of $48.3 billion and a carrying value of $33.5 billion at September 30, 2010. The carrying value of the PCI loans is net of purchase accounting write-downs to reflect their fair value at acquisition. Upon acquisition, we recorded a $22.4 billion net write-down in purchase accounting on Pick-a-Pay loans that were impaired.
Due to the sustained positive performance observed on the Pick-a-Pay portfolio compared to the original acquisition estimates, we have reclassified $2.4 billion from the nonaccretable difference to the accretable yield since the Wachovia merger. This improvement in the lifetime credit outlook for this portfolio is primarily attributable to the significant modification efforts and the emerging performance on these modifications as well as the portfolio’s delinquency stabilization. This improvement in the credit outlook is expected to be realized over the remaining life of the portfolio, which is estimated to have a weighted average life of approximately nine years. There have been no significant changes to the credit outlook in third quarter 2010, so there was no additional reclassification from the nonaccretable difference to the accretable yield balance in the quarter. The accretable yield income recognition percentage in third quarter 2010 was 4.61% compared to 4.49% in second quarter 2010. The third quarter increase in the yield was driven by added accretion for the factors that influenced the large second quarter reclassification of nonaccretable difference, partially offset by declining indices for variable rate PCI loans. Quarterly fluctuations in the accretable yield can be driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio. Quarterly changes in the projected timing of cash flow events including REO liquidations, modifications and short sales can also impact the accretable yield percentage and the estimated weighted average life of the portfolio.
Pick-a-Pay option payment loans may be adjustable or fixed rate. They are home mortgages on which the customer has the option each month to select from among four payment options: (1) a minimum payment as described below, (2) an interest-only payment, (3) a fully amortizing 15-year payment, or (4) a fully amortizing 30-year payment.
The minimum monthly payment for substantially all of our Pick-a-Pay loans is reset annually. The new minimum monthly payment amount generally increases by no more than 7.5% of the prior minimum monthly payment. The minimum payment may not be sufficient to pay the monthly interest due and in those situations a loan on which the customer has made a minimum payment is subject to “negative amortization,” where unpaid interest is added to the principal balance of the loan. The amount of interest that has been added to a loan balance is referred to as “deferred interest.” Total deferred interest was $2.9 billion at September 30, 2010, down from $3.7 billion at December 31, 2009, due to loan modification efforts as well as falling interest rates resulting in the minimum payment option covering the interest and some principal on many loans. At September 30, 2010, approximately 70% of customers choosing the minimum payment option did not defer interest. In situations where the minimum payment is greater than the interest-only option, the customer has only three payment options available: (1) a minimum required payment, (2) a fully amortizing 15-year payment, or (3) a fully amortizing 30-year payment.
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
Due to the terms of this Pick-a-Pay portfolio, we believe there is minimal recast risk over the next three years. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of option payment loans to recast based on reaching the principal cap: $3 million in the remaining quarter of 2010, $1 million in 2011 and $3 million in 2012. In third quarter 2010, no option payment loans recast based on reaching the principal cap. In addition, we would expect the following balances of option payment loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change at the recast date greater than the annual 7.5% reset: $13 million in the remaining quarter of 2010, $43 million in 2011 and $73 million in 2012. In third quarter 2010, the amount of option payment loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $11 million.
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
PICK-A-PAY PORTFOLIO (1)

	PCI loans				All other loans
				Ratio of
				carrying
	Unpaid	Current		value to	Unpaid	Current
	principal	LTV	Carrying	current	principal	LTV	Carrying
(in millions)	balance	ratio (2)	value (3)	value	balance	ratio (2)	value (3)

September 30, 2010
California	$32,475	134%	$22,382	92%	$21,914	88%	$21,542
Florida	5,154	143	3,057	84	4,698	106	4,480
New Jersey	1,565	99	1,243	78	2,671	81	2,647
Texas	393	80	350	71	1,785	65	1,789
Washington	577	100	501	86	1,353	82	1,334
Other states	8,155	116	5,933	84	12,248	87	12,046

Total Pick-a-Pay loans	$48,319		$33,466		$44,669		$43,838

December 31, 2009
California	$37,341	141%	$25,022	94%	$23,795	93%	$23,626
Florida	5,751	139	3,199	77	5,046	104	4,942
New Jersey	1,646	101	1,269	77	2,914	82	2,912
Texas	442	82	399	74	1,967	66	1,973
Washington	633	103	543	88	1,439	84	1,435
Other states	9,283	116	6,597	82	13,401	87	13,321

Total Pick-a-Pay loans	$55,096		$37,029		$48,562		$48,209

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2010. The December 31, 2009 table has been revised to conform to the 2010 presentation of top five states.
(2)	The current LTV ratio is calculated as the unpaid principal balance plus the unpaid principal balance of any equity lines of credit that share common collateral divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.
(3)	Carrying value, which does not reflect the allowance for loan losses, includes purchase accounting adjustments, which, for PCI loans are the nonaccretable difference and the accretable yield, and for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.

To maximize return and allow flexibility for customers to avoid foreclosure, we have in place several loss mitigation strategies for our Pick-a-Pay loan portfolio. We contact customers who are experiencing difficulty and may in certain cases modify the terms of a loan based on a customer’s documented income and other circumstances.
We also have taken steps to work with customers to refinance or restructure their Pick-a-Pay loans into other loan products. For customers at risk, we offer combinations of term extensions of up to 40 years (from 30 years), interest rate reductions, forbearance of principal, and, in geographies with substantial property value declines, we will even offer permanent principal reductions.
In fourth quarter 2009, we rolled out the U.S. Treasury Department’s Home Affordability Modification Program (HAMP) to the customers in this portfolio. As of September 30, 2010, over 13,000 HAMP applications were being reviewed by our loan servicing department and an additional 8,000 loans have been approved for the HAMP trial modification. We believe a key factor to successful loss mitigation is tailoring the revised loan payment to the customer’s sustainable income. We continually reassess our loss mitigation strategies and may adopt additional or different strategies in the future.
In third quarter 2010, we completed over 9,000 proprietary and HAMP loan modifications and have completed over 73,000 modifications since the Wachovia acquisition. The majority of the loan modifications were concentrated in our PCI Pick-a-Pay loan portfolio. Approximately 4,800 modification offers were proactively sent to customers in third quarter 2010. As part of the modification process, the loans are re-underwritten, income is documented and the negative amortization feature is eliminated. Most of the modifications result in material payment reduction to the customer. Because of the write-down of the PCI loans in purchase accounting, our post merger modifications to PCI Pick-a-Pay loans have not resulted in any modification-related provision for credit losses. To the extent we modify loans not in the PCI Pick-a-Pay portfolio, we establish an impairment reserve in accordance with the applicable accounting requirements for TDRs.
Home Equity Portfolios
The deterioration in specific segments of the legacy Wells Fargo Home Equity portfolios, which began in 2007, required a targeted approach to managing these assets. In fourth quarter 2007, a liquidating portfolio was identified, consisting of home equity loans generated through the wholesale channel not behind a Wells Fargo first mortgage, and home equity loans acquired through correspondents. The liquidating portion of the Home Equity portfolio was $7.3 billion at September 30, 2010, compared with $8.4 billion at December 31, 2009. The loans in this liquidating portfolio represent about 1% of our total loans outstanding at September 30, 2010, and contain some of the highest risk in our $120.7 billion Home Equity portfolio, with a loss rate of 10.59% compared with 3.28% for the core portfolio. The loans in the liquidating portfolio are largely concentrated in geographic markets that have experienced the most abrupt and steepest declines in housing prices. The core portfolio was $113.4 billion at September 30, 2010, of which 98% was originated through the retail channel and approximately 19% of the outstanding balance was in a first lien position. The following table includes the credit attributes of these two portfolios. California loans represent the largest state concentration in each of these portfolios and have experienced among the highest early-term delinquency and loss rates.

HOME EQUITY PORTFOLIOS (1)

					% of loans				Loss rate
					two payments				(annualized)
	Outstanding balances				or more past due				Quarter ended
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,
(in millions)	2010		2009		2010		2009		2010		2009

Core portfolio
California	$28,448		30,264		3.43%		4.12		4.27		6.12
Florida	12,353		12,038		5.38		5.48		5.80		6.98
New Jersey	8,821		8,379		3.19		2.50		1.95		1.51
Virginia	5,804		5,855		2.23		1.91		1.66		1.13
Pennsylvania	5,558		5,051		2.30		2.03		1.24		1.81
Other	52,404		53,811		2.80		2.85		2.76		3.04

Total (2)	113,388		115,398		3.22		3.35		3.28		3.90

Liquidating portfolio
California	2,705		3,205		6.96		8.78		14.77		17.94
Florida	347		408		7.95		9.45		13.29		19.53
Arizona	158		193		8.73		10.46		21.14		19.29
Texas	132		154		2.36		1.94		2.17		2.40
Minnesota	96		108		5.44		4.15		10.18		7.53
Other	3,824		4,361		4.29		5.06		7.23		7.33

Total	7,262		8,429		5.53		6.74		10.59		12.16

Total core and liquidating portfolios	$120,650		123,827		3.36		3.58		3.73		4.48

(1)	Consists of real estate 1-4 family junior lien mortgages and lines of credit secured by real estate, excluding PCI loans.
(2)	Includes equity lines of credit and closed-end second liens associated with the Pick-a-Pay portfolio totaling $1.7 billion at September 30, 2010, and $1.8 billion at December 31, 2009.
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
Wells Fargo Financial had $22.6 billion in real estate secured loans at September 30, 2010, and $25.8 billion at December 31, 2009. Of this portfolio, $1.3 billion and $1.6 billion, respectively, was considered prime based on secondary market standards and has been priced to the customer accordingly. The remaining portfolio is non-prime but was originated with standards to reduce credit risk. These loans were originated through our retail channel with documented income, LTV limits based on credit quality and property characteristics, and risk-based pricing. In addition, the loans were originated without teaser rates, interest-only or negative amortization features. Credit losses in the portfolio have increased in the current economic environment compared with historical levels, but performance remained similar to prime portfolios in the industry with overall loss rates of 4.09% (annualized) in the first nine months of 2010 on the entire portfolio. At September 30, 2010, $7.3 billion of the portfolio was originated with customer FICO scores below 620, but these loans have further restrictions on LTV and debt-to-income ratios intended to limit the credit risk. Loss rates in this portfolio were 3.62% (annualized) in the third quarter and 3.73% (annualized) in the first nine months of 2010 for FICO scores of 620 and above, and 4.26% (annualized) and 4.81% (annualized), respectively, for FICO scores below 620.

Wells Fargo Financial also had $11.9 billion in auto secured loans and leases at September 30, 2010, and $16.5 billion at December 31, 2009, of which $3.2 billion and $4.4 billion, respectively, were originated with customer FICO scores below 620. Loss rates in this portfolio were 2.79% (annualized) in the third quarter and 3.34% (annualized) in the first nine months of 2010 for FICO scores of 620 and above, and 3.94% (annualized) and 4.51% (annualized), respectively, for FICO scores below 620. These loans were priced based on relative risk. Of this portfolio, $7.1 billion represented loans and leases originated through its indirect auto business, a channel Wells Fargo Financial ceased using near the end of 2008.
Wells Fargo Financial had $7.1 billion in unsecured loans and credit card receivables at September 30, 2010, and $8.1 billion at December 31, 2009, of which $783 million and $1.0 billion, respectively, was originated with customer FICO scores below 620. Net loss rates in this portfolio were 9.52% (annualized) in the third quarter and 10.59% (annualized) in the first nine months of 2010 for FICO scores of 620 and above, and 13.26% (annualized) and 13.53% (annualized), respectively, for FICO scores below 620. Wells Fargo Financial has tightened credit policies and managed credit lines to reduce exposure during the recent economic environment.
Credit Cards
Our credit card portfolio, a portion of which is included in the Wells Fargo Financial discussion above, totaled $21.9 billion at September 30, 2010, which represented 3% of our total outstanding loans and was smaller than the credit card portfolios of each of our large bank peers. Delinquencies of 30 days or more were 5.0% of credit card outstandings at September 30, 2010, down from 5.5% at December 31, 2009. Net charge-offs were 9.06% (annualized) for third quarter 2010, down from 10.45% (annualized) in second quarter 2010, reflecting previous risk mitigation efforts that included tightened underwriting and line management changes. Enhanced underwriting criteria and line management initiatives instituted in previous quarters continued to have positive effects on loss performance.
Nonaccrual Loans and Other Nonperforming Assets
The following table shows the comparative data for nonaccrual loans and other nonperforming assets (NPAs). We generally place loans on nonaccrual status when:
•	the full and timely collection of interest or principal becomes uncertain;
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages and auto loans) past due for interest or principal, unless both well-secured and in the process of collection; or
•	part of the principal balance has been charged off and no restructuring has occurred.
Note 1 (Summary of Significant Accounting Policies — Loans) to Financial Statements in our 2009 Form 10-K describes our accounting policy for nonaccrual and impaired loans.

NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS

	Sept. 30 ,	June 30	,	Mar. 31	,	Dec. 31	,
(in millions)	2010	2010		2010		2009

Nonaccrual loans:
Commercial and commercial real estate:
Commercial (includes LHFS of $86, $12, $0 and $19)	$4,103	3,843		4,273		4,397
Real estate mortgage	5,079	4,689		4,345		3,696
Real estate construction (includes LHFS of $3, $7, $7 and $8)	3,198	3,429		3,327		3,313
Lease financing	138	163		185		171

Total commercial and commercial real estate	12,518	12,124		12,130		11,577

Consumer:
Real estate 1-4 family first mortgage (includes MHFS of $448, $450, $412 and $339)	12,969	12,865		12,347		10,100
Real estate 1-4 family junior lien mortgage	2,380	2,391		2,355		2,263
Other revolving credit and installment	312	316		334		332

Total consumer	15,661	15,572		15,036		12,695

Foreign	126	115		135		146

Total nonaccrual loans (1)(2)	28,305	27,811		27,301		24,418

As a percentage of total loans	3.76%	3.63		3.49		3.12
Foreclosed assets:
GNMA loans (3)	$1,492	1,344		1,111		960
Other	4,635	3,650		2,970		2,199
Real estate and other nonaccrual investments (4)	141	131		118		62

Total nonaccrual loans and other nonperforming assets	$34,573	32,936		31,500		27,639

As a percentage of total loans	4.59%	4.30		4.03		3.53

(1)	Excludes loans acquired from Wachovia that are accounted for as PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.
(2)	See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2009 Form 10-K for further information on impaired loans.
(3)	Consistent with regulatory reporting requirements, foreclosed real estate securing Government National Mortgage Association (GNMA) loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(4)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans, and nonaccrual debt securities.
Total NPAs were $34.6 billion (4.59% of total loans) at September 30, 2010, and included $28.3 billion of nonaccrual loans and $6.3 billion of foreclosed assets, real estate, and other nonaccrual investments. The third quarter 2010 growth rate in nonaccrual loans was nearly the same as in second quarter 2010, and the balance increased from second quarter 2010 by $494 million. Commercial and commercial real estate loans were the primary contributors to the growth. Nonaccruals in many other loan portfolios were essentially flat or down. New inflows to both nonaccrual commercial and consumer loans increased slightly. The amount of disposed nonaccruals increased for combined commercial and consumer loans (up 6% linked quarter), but was below the level of inflows. The following table provides an analysis of the changes in nonaccrual loans.

NONACCRUAL LOANS INFLOWS AND OUTFLOWS

	Quarter ended
	Sept. 30 ,	June 30 ,	Mar. 31 ,	Dec. 31 ,
(in millions)	2010	2010	2010	2009

Commercial nonaccruals
Balance, beginning of quarter	$12,124	12,130	11,577	10,264
Inflows	2,796	2,560	2,763	3,854
Outflows	(2,402)	(2,566)	(2,210)	(2,541)

Balance, end of quarter	12,518	12,124	12,130	11,577

Consumer nonaccruals
Balance, beginning of quarter	15,572	15,036	12,695	10,461
Inflows	4,866	4,733	6,169	5,626
Outflows	(4,777)	(4,197)	(3,828)	(3,392)

Balance, end of quarter	15,661	15,572	15,036	12,695

Foreign nonaccruals (end of quarter)	126	115	135	146

Total	$28,305	27,811	27,301	24,418

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status. During 2009, due to purchase accounting, the rate of growth in nonaccrual loans was higher than it would have been without PCI loan accounting because the balance of nonaccrual loans in Wachovia’s loan portfolio was approximately zero at the beginning of 2009, due to purchase accounting write-downs taken at the close of acquisition. The impact of purchase accounting on our credit data will diminish over time. In addition, we have also increased loan modifications and restructurings to assist homeowners and other borrowers in the current difficult economic cycle. The increase in loan modifications and restructurings is expected to result in elevated nonaccrual loan levels in those portfolios which are being actively modified for longer periods because nonaccrual loans that have been modified remain in nonaccrual status generally until a borrower has made six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to the modification. Loans are re-underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. For an accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in a nonaccrual status generally until the borrower has made six consecutive months of payments, or equivalent.
Loss expectations for nonaccrual loans are driven by delinquency rates, default probabilities and severities. While nonaccrual loans are not free of loss content, we believe the estimated loss exposure remaining in these balances is significantly mitigated by four factors. First, 99% of consumer nonaccrual loans and 96% of commercial nonaccrual loans are secured. Second, losses have already been recognized on 50% of the remaining balance of consumer nonaccruals and commercial nonaccruals have been written down by $2.9 billion. Residential nonaccrual loans are written down to net realizable value at 180 days past due, except for loans that go into trial modification prior to going 180 days past due, which are not written down in the trial period (3 months) as long as trial payments are being made timely. Third, as of September 30, 2010, 58% of commercial nonaccrual loans were current on interest. Fourth, the inherent risk of loss in all nonaccruals is adequately covered by the allowance for loan losses.
Commercial and CRE nonaccrual loans, net of write-downs, amounted to $12.5 billion at September 30, 2010, compared with $12.1 billion at June 30, 2010. Consumer nonaccrual loans (including nonaccrual TDRs) amounted to $15.7 billion at September 30, 2010, compared with

$15.6 billion at June 30, 2010. The $89 million increase in nonaccrual consumer loans from June 30, 2010, represented an increase of $104 million in 1-4 family first mortgage loans and a decrease of $11 million in 1-4 family junior liens. Residential mortgage nonaccrual loans increased due to slower disposition as quarterly inflow has remained relatively stable. Federal government programs, such as HAMP, and Wells Fargo proprietary programs, such as the Company’s Pick-a-Pay Mortgage Assistance program, require customers to provide updated documentation and complete trial repayment periods, to evidence sustained performance, before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, many states, including California and Florida where Wells Fargo has significant exposures, have enacted legislation that significantly increases the time frames to complete the foreclosure process, meaning that loans will remain in nonaccrual status for longer periods. At the conclusion of the foreclosure process, we continue to sell real estate owned in a very timely fashion.
When a consumer real estate loan is 120 days past due, we move it to nonaccrual status and when the loan reaches 180 days past due it is our policy to write these loans down to net realizable value, except for trial modifications. Thereafter, we revalue each loan in nonaccrual status regularly and recognize additional charges if needed. We anticipate manageable additional write-downs while properties work through the foreclosure process. Of the $15.7 billion of consumer nonaccrual loans 98% are secured by real estate and 22% have a combined LTV ratio of 80% or below.
The following table provides a summary of foreclosed assets:
FORECLOSED ASSETS

	Sept. 30	,	June 30	,	Mar. 31	,	Dec. 31	,
(in millions)	2010		2010		2010		2009

GNMA loans	$1,492		1,344		1,111		960
PCI loans:
Commercial	1,043		940		697		405
Consumer	1,080		674		490		336

Total PCI loans	2,123		1,614		1,187		741

All other loans:
Commercial	1,380		1,141		911		751
Consumer	1,132		895		872		707

Total all other loans	2,512		2,036		1,783		1,458

Total foreclosed assets	$6,127		4,994		4,081		3,159

NPAs at September 30, 2010, included $1.5 billion of loans that are FHA insured or VA guaranteed, which are expected to have little to no loss content, and $4.6 billion of foreclosed assets, which have been written down to the value of the underlying collateral. Foreclosed assets increased $1.1 billion, or 23%, in third quarter 2010 from the prior quarter. Of this increase, $509 million were foreclosed loans from the PCI portfolio that are now recorded as foreclosed assets. The majority of the inherent loss content in these assets has already been accounted for, and increases to this population of assets should have minimal additional impact to expected loss levels.
Given our real estate-secured loan concentrations and current economic conditions, we anticipate continuing to hold a high level of NPAs on our balance sheet. We believe the loss content in the nonaccrual loans has either already been realized or provided for in the allowance for credit losses at September 30, 2010. We remain focused on proactively identifying problem credits, moving them to nonperforming status and recording the loss content in a timely manner. We’ve increased staffing in our residential workout and collection organizations to ensure troubled borrowers receive the attention and help they need. See the “Risk Management — Allowance for Credit Losses” section in this Report for additional information. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower.
We process foreclosures on a regular basis for the loans we service for others as well as those we hold in our loan portfolio. However, we utilize foreclosure only as a last resort for dealing with borrowers who are experiencing financial hardships. We employ extensive contact and restructuring procedures to attempt to find other solutions for our borrowers, and on average we attempt to contact borrowers over 75 times by phone and nearly 50 times by letter during the period from first delinquency to foreclosure sale.
We employ the same foreclosure procedures for loans we service for others as we use for loans that we hold in our portfolio. We believe we have designed an appropriate process for generating foreclosure affidavits and documentation for both foreclosures and mortgage securitizations. Completed foreclosure affidavits that are submitted to the courts are signed and notarized as one of the last steps in a multi-step process intended to comply with applicable law and ensure the quality of customer and loan data in foreclosure proceedings. Customer and loan data is derived directly from the Company’s official systems of record, and this data and its transmission to external foreclosure counsel are subject to quality controls, and audits are performed to assure the quality, accuracy, and reliability of these automated systems. See the “Overview” section and Note 1 (Summary of Significant Accounting Policies — Subsequent Events) to Financial Statements in this Report for additional information regarding our foreclosure processes.
Troubled Debt Restructurings (TDRs)
The following table provides information regarding the recorded investment in loans modified in TDRs.

	Sept. 30	,	June 30	,	Mar. 31	Dec. 31	,
(in millions)	2010		2010		2010	2009

Consumer TDRs:
Real estate 1-4 family first mortgage	$10,951		9,525		7,972	6,685
Real estate 1-4 family junior lien mortgage	1,566		1,469		1,563	1,566
Other revolving credit and installment	674		502		310	17

Total consumer TDRs	13,191		11,496		9,845	8,268

Commercial and commercial real estate TDRs	1,350		656		386	265

Total TDRs	$14,541		12,152		10,231	8,533

TDRs on nonaccrual status	$5,177		3,877		2,738	2,289
TDRs on accrual status	9,364		8,275		7,493	6,244

Total TDRs	$14,541		12,152		10,231	8,533

We establish an impairment reserve when a loan is restructured in a TDR. The impairment reserve for TDRs was $3.6 billion at September 30, 2010, and $1.8 billion at December 31, 2009. Total charge-offs related to loans modified in a TDR were $643 million and $317 million for the nine months ended September 30, 2010 and 2009, respectively.
Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We underwrite loans at the time of restructuring to determine if there is sufficient evidence of sustained repayment capacity based on the borrower’s documented income, debt to income ratios, and other factors. Any loans lacking sufficient evidence of sustained repayment capacity at the time of modification are charged down to the fair value of the collateral. If the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in nonaccrual status generally until the borrower demonstrates a sustained period of performance which we generally believe to be six consecutive months of payments, or equivalent. Loans will also be placed on nonaccrual, and a corresponding charge-off recorded to the loan balance, if we believe that principal and interest contractually due under the modified agreement will not be collectible.
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
Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual. PCI loans of $13.0 billion at September 30, 2010, and $16.1 billion at December 31, 2009, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because their interest income relates to the accretable yield under the accounting for PCI loans and not to contractual interest payments.
Loans 90 days or more past due and still accruing were $18.8 billion at September 30, 2010, and $22.2 billion at December 31, 2009. The balances included $14.5 billion and $15.3 billion, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools and similar loans whose repayments are insured by the FHA or guaranteed by the VA.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING (EXCLUDING
INSURED/GUARANTEED GNMA AND SIMILAR LOANS)

	Sept. 30	,	Dec. 31	,
(in millions)	2010		2009

Commercial and commercial real estate:
Commercial	$222		590
Real estate mortgage	463		1,014
Real estate construction	332		909

Total commercial and commercial real estate	1,017		2,513

Consumer:
Real estate 1-4 family first mortgage (1)	1,016		1,623
Real estate 1-4 family junior lien mortgage (1)	361		515
Credit card	560		795
Other revolving credit and installment	1,305		1,333

Total consumer	3,242		4,266

Foreign	27		73

Total	$4,286		6,852

(1)	Includes mortgage loans held for sale 90 days or more past due and still accruing.
Excluding insured/guaranteed GNMA and similar loans, loans 90 days or more past due and still accruing at September 30, 2010, were down $2.6 billion, or 37%, from December 31, 2009. The decline was due to loss mitigation activities (including modifications, increased collection capacity/process improvements and charge-offs) and lower early stage delinquency levels/credit stabilization.

Net Charge-offs
NET CHARGE-OFFS

	Quarter ended Sept. 30			,	Nine months ended Sept. 30			,
	2010		2009		2010		2009
		As a		As a		As a		As a
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	average	charge-	average	charge-	average	charge-	average
($ in millions)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Commercial and commercial real estate:
Commercial	$509	1.38%	$924	2.09%	$1,848	1.65%	$2,184	1.57%
Real estate mortgage	218	0.87	184	0.77	849	1.16	322	0.45
Real estate construction	276	3.72	274	2.67	908	3.71	638	2.04
Lease financing	23	0.71	82	2.26	79	0.78	160	1.43

Total commercial and commercial real estate	1,026	1.42	1,464	1.78	3,684	1.67	3,304	1.30

Consumer:
Real estate 1-4 family first mortgage	1,034	1.78	966	1.63	3,354	1.89	2,115	1.18
Real estate 1-4 family junior lien mortgage	1,085	4.30	1,291	4.85	3,718	4.83	3,309	4.09
Credit card	504	9.06	648	10.96	1,726	10.24	1,894	10.89
Other revolving credit and installment	407	1.83	682	3.00	1,315	1.97	1,982	2.90

Total consumer	3,030	2.72	3,587	3.13	10,113	2.99	9,300	2.69

Foreign	39	0.52	60	0.79	117	0.53	151	0.65

Total	$4,095	2.14%	$5,111	2.50%	$13,914	2.40%	$12,755	2.05%

(1)	Net charge-offs as a percentage of average loans are annualized.
Net charge-offs in third quarter 2010 were $4.1 billion (2.14% of average total loans outstanding, annualized) compared with $4.5 billion (2.33%) in second quarter 2010, and $5.1 billion (2.50%) a year ago. This quarter’s significant reduction in credit losses confirms our belief that credit losses peaked in fourth quarter 2009 and that credit quality appears to have improved earlier and to a greater extent than we had previously expected. Total credit losses included $1.0 billion of commercial and commercial real estate loans (1.42%) and $3.0 billion of consumer loans (2.72%) in third quarter 2010 as shown in the table above.
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
For individually graded (typically commercial) portfolios, we generally use loan-level credit quality ratings, which are based on borrower information and strength of collateral, combined with historically based grade specific loss factors. The allowance for individually rated nonaccruing commercial loans with an outstanding exposure of $10 million or greater is determined through an individual impairment analysis. Those individually rated nonaccruing commercial loans with exposures below $10 million are evaluated using a loss factor assumption intended to collectively approximate an individual impairment analysis result. For statistically evaluated portfolios (typically consumer), we generally leverage models that use credit-related characteristics such as credit rating scores, delinquency migration rates, vintages, and portfolio concentrations to estimate loss content. Additionally, the allowance for TDRs is based on the risk characteristics of the modified loans and the resultant estimated cash flows discounted at the pre-modification effective yield of the loan. While the allowance is determined using product and business segment estimates, it is available to absorb losses in the entire loan portfolio.
At September 30, 2010, the allowance for loan losses totaled $23.9 billion (3.18% of total loans), compared with $24.6 billion (3.21%), at June 30, 2010, and $24.5 billion (3.13%) at December 31, 2009. The allowance for credit losses was $24.4 billion (3.23% of total loans) at September 30, 2010, and $25.1 billion (3.27%) at June 30, 2010, and $25.0 billion (3.20%) at December 31, 2009. The allowance for credit losses included $379 million at September 30, 2010, and $333 million at December 31, 2009, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs. The reserve for unfunded credit commitments was $433 million at September 30, 2010, and $515 million at December 31, 2009. In addition to the allowance for credit losses there was $14.5 billion of nonaccretable difference at September 30, 2010, and $22.9 billion at December 31, 2009, to absorb losses for PCI loans. For additional information on PCI loans, see the “Risk Management — Credit Risk Management — Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans was 86% at September 30, 2010, and 103% at December 31, 2009. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages, auto and other consumer loans at September 30, 2010.
Total provision for credit losses was $3.4 billion in third quarter 2010, down from the peak of $6.1 billion in third quarter 2009 and from $4.0 billion in second quarter 2010. The third quarter 2010 provision included a $650 million reserve release (net charge-offs less provision for credit losses), compared with a $1.0 billion reserve build a year ago. Total provision for credit losses was $12.8 billion for the first nine months of 2010, including a $1.2 billion reserve release, compared with $15.8 billion for the first nine months of 2009, which included a $3.0 billion reserve build.
We believe the allowance for credit losses of $24.4 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2010. The allowance for credit losses is subject to change and we consider existing factors at the time, including economic and market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in our 2009 Form 10-K.

Liability for Mortgage Loan Repurchase Losses
We sell residential mortgage loans to various parties, including (1) Freddie Mac and Fannie Mae (GSEs) who include the mortgage loans in GSE-guaranteed mortgage securitizations, (2) special purpose entities that issue private label mortgage-backed securities (MBS), and (3) other financial institutions that purchase mortgage loans for investment or private label securitization. In addition, we pool FHA-insured and VA-guaranteed mortgage loans which back securities guaranteed by GNMA. The agreements under which we sell mortgage loans and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the mortgage loans. Although the specific representations and warranties vary among different sale, insurance or guarantee agreements, they typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, compliance with applicable origination laws, and other matters. We may be required to repurchase mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans (collectively “repurchase”) in the event of a breach of such contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. Typically, it is a condition to repurchase of a securitized loan that the breach must have had a material and adverse effect on the value of the mortgage loan or to the interests of the security holders in the mortgage loan. The time periods specified in our mortgage loan sales contracts to respond to repurchase requests vary, but are generally 90 days or less. While many contracts do not include specific remedies if the applicable time period for a response is not met, contracts for mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. Similarly, the agreements under which we sell mortgage loans require us to deliver various documents to the securitization trust or investor, and we may be obligated to repurchase any mortgage loan as to which the required documents are not delivered or are defective. Upon receipt of a repurchase request, we work with securitization trusts, investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the securitization trust, investor or insurer and determine if a contractually required repurchase event occurred. Occasionally, in lieu of conducting the loan level evaluation, we may negotiate global settlements in order to resolve a pipeline of demands in lieu of repurchasing the loans. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.
We establish mortgage repurchase liabilities related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Such factors incorporate estimated levels of defects based on internal quality assurance sampling, default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), reimbursement by correspondent and other third party originators, and projected loss severity. We establish a liability at the time loans are sold and continually update our liability estimate during their life. Although investors may demand repurchase at any time, the majority of repurchase demands occurs in the first 24 to 36 months following origination of the mortgage loan and can vary by investor. Currently, repurchase demands primarily relate to 2006 through 2008 vintages and to GSE-guaranteed MBS. Most repurchases under our representation and warranty provisions are attributable to borrower misrepresentations and appraisals obtained at origination that investors believe do not fully comply with applicable industry standards. Although, to date, repurchase demands with respect to private label mortgage-backed securities have been more limited than with respect to GSE-guaranteed securities, it is possible that requests to repurchase mortgage loans in private label securitizations may increase in frequency as investors explore every possible avenue to recover losses on their securities. In addition, the Federal Housing Finance Agency, as conservator of Freddie Mac and Fannie Mae, recently used its subpoena power to request loan applications, property appraisals and other documents from large mortgage securitization industry participants, including us, relating to private label MBS in order to determine whether breaches of representations and warranties exist in those securities owned by the GSEs. We believe the risk of repurchase in our private label securitizations is substantially reduced, relative to other private label securitizations, because approximately half of the private label securitizations which include our mortgage loans do not contain representations and warranties regarding borrower or other third party misrepresentations related to the mortgage loan, general compliance with underwriting guidelines, or property valuation, which are commonly asserted bases for repurchase. We evaluate the validity and materiality of any claim of breach of representations and warranties in private label MBS, which is brought to our attention and work with securitization trustees to resolve any repurchase requests. Nevertheless, we may be subject to legal and other expenses if private label securitization trustees or investors choose to commence legal proceedings in the event of disagreements. For additional information on our repurchase liability, including an adverse impact analysis, see Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.
During third quarter 2010, we continued to experience elevated levels of repurchase activity measured by number of loans, investor repurchase demands and our level of repurchases. In the third quarter and first nine months of 2010 we repurchased or reimbursed investors for incurred losses on mortgage loans with balances of $768 million and $1.7 billion, respectively. Additionally, in the third quarter and first nine months of 2010, we negotiated global settlements on pools of mortgage loans of $450 million and $675 million, respectively, which effectively eliminates the risk of repurchase on these loans from our outstanding servicing portfolio. We incurred net losses on repurchased loans, investor reimbursements and loan pool global settlements totaling $414 million and $856 million for the third quarter and first nine months of 2010, respectively.
Adjustments made to our mortgage repurchase liability in recent periods have incorporated the increase in repurchase demands, mortgage insurance rescissions, and higher than anticipated losses on repurchased loans that we have experienced. The table below provides the number of unresolved repurchase demands and mortgage insurance rescissions. We generally do not have unresolved repurchase demands from the FHA and VA for loans in GNMA-guaranteed securities because those demands are few and we quickly resolve them.

	Sept. 30, 2010		June 30, 2010		Dec. 31, 2009
		Original		Original		Original
	Number of	loan	Number of	loan	Number of	loan
($ in millions)	loans	balance (1)	loans	balance (1)	loans	balance (1)

Government sponsored entities (2)	9,887	$2,212	12,536	$2,840	8,354	$1,911
Private	3,605	882	3,160	707	2,929	886
Mortgage insurance rescissions (3)	3,035	748	2,979	760	2,965	859

Total	16,527	$3,842	18,675	$4,307	14,248	$3,656

(1)	While original loan balance related to these demands is presented above, the establishment of the repurchase reserve is based on a combination of factors, such as our appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity, which is driven by the difference between the current loan balance and the estimated collateral value less costs to sell the property.
(2)	Includes repurchase demands for 2,263 loans, 2,141 loans and 1,536 loans with original loan balances totaling $437 million, $417 million and $322 million at September 30 and June 30, 2010, and December 31, 2009, respectively, received from investors on mortgage servicing acquired from other originators. We have the right of recourse against the seller for these repurchase demands and would only incur a loss on these demands for counterparty risk associated with the seller.
(3)	As part of our representations and warranties in our loan sales contracts, we represent that certain loans have mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer, the lack of insurance may result in a repurchase demand from an investor.
The level of repurchase demands outstanding at September 30, 2010, was down from June 30, 2010, in both number of outstanding loans and in total dollar balances as we continued to work through the demands. Customary with industry practice, we have the right of recourse against correspondent lenders with respect to representations and warranties. Of the repurchase demands presented in the table above, approximately 20% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we typically recover on average approximately 50% of losses from these lenders. Historical recovery rates as well as projected lender performance are incorporated in the establishment of our mortgage repurchase liability.
Our liability for repurchases, included in “Accrued expenses and other liabilities” in our consolidated financial statements, was $1.3 billion at September 30, 2010, and $1.0 billion at December 31, 2009. In the third quarter and first nine months of 2010, $370 million and $1.2 billion, respectively, of additions to the liability were recorded, which reduced net gains on mortgage loan origination/sales. Our additions to the repurchase liability in third quarter 2010 reflects updated assumptions about the losses we expect on repurchases. In particular, based on the loss severity we continue to experience on repurchased loans from the 2006 through 2008 vintages, we extended our assumptions about the time period over which we will incur elevated levels of loss and the severity of loss.
We believe we have a very high quality residential mortgage servicing portfolio. Of the $1.8 trillion in the portfolio at September 30, 2010, 92% is current, less than 2% was subprime at origination and approximately 1% were home equity securitizations. Our combined delinquency and foreclosure rate on this portfolio is 8.14% at September 30, 2010, compared with 8.15% at June 30, 2010. In this portfolio 8% are private securitizations where we originated the loan and therefore have some repurchase risk; 55% of these loans are from 2005 vintages or earlier (weighted average age of 59 months), 83% are prime, approximately 70% are jumbo loans and the weighted average LTV as of September 30, 2010 was 73%. In addition, the highest risk segment of these private securitizations, subprime loans originated in 2006 and 2007, that have reps and warranties and currently have LTVs close to or exceeding 100% are 6% of the 8% private securitization portion of the residential mortgage servicing portfolio. We had only $69 million of repurchases related to private securitizations in third quarter 2010. Six percent of the servicing portfolio is non-agency acquired servicing and private whole loan sales, the majority of which we did not underwrite and securitize and therefore we have no obligation to the originator for any repurchase demands.
The following table summarizes the changes in our mortgage repurchase liability.

							Nine months
	Quarter ended						ended		Year ended
	Sept. 30	,	June 30	,	Mar. 31	,	Sept. 30	,	Dec. 31	,
(in millions)	2010		2010		2010		2010		2009

Balance, beginning of period	$1,375		1,263		1,033		1,033		620	(1)
Provision for repurchase losses:
Loan sales	29		36		44		109		302
Change in estimate —primarily due to credit deterioration	341		346		358		1,045		625

Total additions	370		382		402		1,154		927
Losses	(414)		(270)		(172)		(856)		(514)

Balance, end of period	$1,331		1,375		1,263		1,331		1,033

(1)	Reflects purchase accounting refinements.
The mortgage repurchase liability of $1.3 billion at September 30, 2010, represents our best estimate of the loss that we may incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. There may be a range of reasonably possible losses in excess of the estimated liability that cannot be estimated with confidence. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs and other significant investors to monitor and address their repurchase demand practices and concerns. To the extent that economic conditions and the housing market do not recover or future investor repurchase demand and appeals success rates differ from past experience, we could continue to have increased demands and increased loss severity on repurchases, causing future additions to the repurchase liability. However, some of the underwriting standards that were permitted by the GSEs for conforming loans in the 2006 through 2008 vintages, and comparable underwriting standards employed by us for nonconforming loans during the same period, which significantly contributed to recent levels of repurchase demands, were tightened starting in mid to late 2008. Accordingly, we do not expect a similar rate of repurchase requests or a similar rate of loss severities from the 2009 and prospective vintages, absent deterioration in economic conditions or changes in investor behavior.
Risks Relating to Servicing Activities
In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential mortgage loans included in GSE-guaranteed mortgage securitizations, including GNMA-guaranteed mortgage securitizations and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors. The loans we service were originated by us or by other mortgage loan originators. As servicer, our primary duties are typically to (1) collect payment due from borrowers, (2) advance certain delinquent payments of principal and interest, (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans, (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments, and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. As master servicer, our primary duties are typically to (1) supervise, monitor and oversee the servicing of the mortgage loans by the servicer, (2) consult with each servicer and use reasonable efforts to cause the servicer to observe its servicing obligations, (3) prepare monthly distribution statements to security holders and, if required by the securitization documents, certain periodic reports required to be filed with the SEC, (4) if required by the securitization documents, calculate distributions and loss allocations on the mortgage-backed securities, (5) prepare tax and information returns of the securitization trust, and (6) advance amounts required by non-affiliated servicers who fail to perform their advancing obligations.
Each agreement under which we act as servicer or master servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the specified standard. For example, most private label securitization agreements and under which we act as servicer or master servicer typically provide that the servicer and the master servicer are entitled to indemnification by the securitization trust for taking action or refraining from taking action in good faith or for errors in judgment. However, we are not indemnified, but rather are required to indemnify the securitization trustee, against any failure by us, as servicer or master servicer, to perform our servicing obligations or any of our acts or omissions which involve willful misfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, our duties. In addition, if we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period following notice, which can generally be given by the securitization trustee or a specified percentage of security holders. Whole loan sale contracts under which we act as servicer generally include similar provisions with respect to our actions as servicer. The standards governing servicing in GSE-guaranteed securitizations, and the possible remedies for violations of such standards, vary, and those standards and remedies are determined by servicing guides maintained by the GSEs, contracts between the GSEs and individual servicers and topical guides published by the GSEs from time to time. Such remedies could include indemnification or repurchase of an affected mortgage loan.
In recent weeks, there have been numerous press reports concerning possible deficiencies in the processes by which mortgage loan servicers, including servicers of securitized loans, conduct foreclosure proceedings. The principal issues cited concern improper preparation or signing of affidavits required to be delivered in the 23 judicial foreclosure states. As a consequence of these reports, the Attorneys General of all 50 states have announced an inquiry into foreclosure practices. In addition, several Attorneys General and various legislators have publicly called on servicers to impose a foreclosure moratorium or suspension while foreclosure issues are addressed and several large servicers have announced temporary suspensions of foreclosure actions. For additional information see Note 10 (Guarantees and Legal Actions) to Financial Statements in this Report.
We believe we have designed an appropriate process for generating foreclosure affidavits and documentation for both foreclosures and mortgage securitizations. In light of industry concerns relating to foreclosure procedures, we implemented additional reviews on pending foreclosures to help assure our borrowers and others that foreclosure proceedings are completed appropriately. Although we have identified instances where final steps relating to the execution of foreclosure affidavits (including a final review of the affidavit, as well as some aspects of the notarization process) were not strictly adhered to, we do not believe that any of these instances related to the quality of the customer and loan data or led to foreclosures which should not have otherwise occurred. Accordingly, we do not plan on instituting a moratorium on foreclosure sales. Nevertheless, out of an abundance of caution and to provide an additional level of assurance regarding our processes, we recently announced that we are submitting supplemental affidavits for approximately 55,000 foreclosures pending before courts in 23 judicial foreclosure states.
If our review causes us to re-execute or redeliver any documents in connection with foreclosures, we will incur costs which may not be legally or practically reimbursable to us to the extent they relate to securitized mortgage loans. Further, if the validity of any foreclosure action is challenged by a borrower, whether successfully or not, we may incur significant litigation costs, which may not be reimbursable to us to the extent they relate to securitized mortgage loans. In addition, if a court were to overturn a foreclosure due to errors or deficiencies in the foreclosure process, we could have liability to a title insurer that insured the title to the property sold in foreclosure. Any such liability may not be reimbursable to us to the extent it relates to a securitized mortgage loan.
Recent press reports have also contained speculation that foreclosures of securitized mortgage loans could be impaired or delayed due to the manner in which the loans are assigned to the securitization trusts. One cited concern is that securitization loan files may be lacking mortgage notes, assignments or other critical documents required to be produced on behalf of the trust. Although we believe that we delivered all documents in accordance with the requirements of each securitization involving our mortgage loans, if any required document with respect to a securitized mortgage loan sold by us is missing or defective, as discussed above we would be obligated to cure the defect or to repurchase the loan.
In addition to speculation about defective mortgage documents, some commentators have suggested that the common industry practice of recording a mortgage in the name of Mortgage Electronic Registration Systems, Inc. (MERS) creates issues regarding whether a securitization trust has good title to the mortgage loan. MERS is a company that acts as mortgagee of record and as agent for the owner of the related mortgage note. When mortgage notes are assigned, such as between an originator and a securitization trust, the change of ownership is recorded electronically on a register maintained by MERS, which then acts as agent for the new owner. The purpose of MERS is to save borrowers and lenders from having to record assignments of mortgages in county land offices each time ownership of the mortgage note is assigned. Although MERS has been in existence and used for many years, it is now suggested by some commentators that having a mortgagee of record that is different than the owner of the mortgage note “breaks the chain of title” and clouds the ownership of the loan. We do not believe that to be the case, and believe that the operative legal principle is that the ownership of a mortgage follows the ownership of the mortgage note, and that a securitization trust should have good title to a mortgage loan if the note is endorsed and delivered to it, regardless of whether MERS is the mortgagee of record or whether an assignment of mortgage is recorded to the trust. However, in order to foreclose on the mortgage loan, it may be necessary for an assignment of the mortgage to be completed by MERS to the trust, in order to comply with state law requirements governing foreclosure. A delay by a servicer in processing any related assignment of mortgage to the trust could delay foreclosure, with adverse effects to security holders and potential for servicer liability. Our practice is to obtain assignments of mortgages from MERS prior to instituting foreclosure.
ASSET/LIABILITY MANAGEMENT
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) — which oversees these risks and reports periodically to the Finance Committee of the Board of Directors (Board) — consists of senior financial and business executives. Each of our principal business groups has its own asset/liability management committee and process linked to the Corporate ALCO process.
Interest Rate Risk
Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of September 30, 2010, our most recent simulation indicated estimated earnings at risk of approximately 2.5% of our most likely earnings plan over the next 12 months using a scenario in which the federal funds rate rises to 3.75% and the 10-year Constant Maturity Treasury bond yield rises to 5.00%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
We use exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount, credit risk amount and estimated net fair value of these derivatives as of September 30, 2010, and December 31, 2009, are presented in Note 11 (Derivatives) to Financial Statements in this Report.
For additional information regarding interest rate risk, see pages 66-67 of our 2009 Form 10-K.

Mortgage Banking Interest Rate and Market Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For a discussion of mortgage banking interest rate and market risk, see pages 67-69 of our 2009 Form 10-K.
In third quarter 2010, a $1.1 billion decrease in the fair value of our MSRs and $1.2 billion gain on free-standing derivatives used to hedge the MSRs resulted in a net gain of $56 million. The net gain on the MSRs of $56 million in third quarter 2010 was down from $626 million in second quarter 2010 and $1.5 billion a year ago, due to a change in the composition of the hedge and a hedge position that considered natural business offsets.
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
The total carrying value of our residential and commercial MSRs was $13.5 billion at September 30, 2010, and $17.1 billion at December 31, 2009. The weighted-average note rate on our portfolio of loans serviced for others was 5.46% at September 30, 2010, and 5.66% at December 31, 2009. Our total MSRs were 0.72% of mortgage loans serviced for others at September 30, 2010, compared with 0.91% at December 31, 2009.
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
The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VaR) metrics complemented with factor analysis and stress testing. VaR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VaR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VaR throughout third quarter 2010 was $31 million, with a lower bound of $23 million and an upper bound of $43 million. For additional information regarding market risk related to trading activities, see page 69 of our 2009 Form 10-K.
Market Risk — Equity Markets
We are directly and indirectly affected by changes in the equity markets. For additional information regarding market risk related to equity markets, see page 69 of our 2009 Form 10-K.

The following table provides information regarding our marketable and nonmarketable equity investments.

	Sept. 30	,	Dec. 31	,
(in millions)	2010		2009

Nonmarketable equity investments:
Private equity investments:
Cost method	$2,995		3,808
Equity method	7,234		5,138
Federal bank stock	5,511		5,985
Principal investments	345		1,423

Total nonmarketable equity investments (1)	$16,085		16,354

Marketable equity securities:
Cost	$4,381		4,749
Net unrealized gains	895		843

Total marketable equity securities (2)	$5,276		5,592

(1)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(2)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.
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
Debt securities in the securities available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold, securities purchased under resale agreements and other short-term investments. Asset liquidity is further enhanced by our ability to sell or securitize loans in secondary markets and to pledge loans to access secured borrowing facilities through the Federal Home Loan Banks or the Federal Reserve Bank.
Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2010, core deposits funded 102% of the Company’s loan portfolio. Additional funding is provided by long-term debt (including trust preferred securities), other foreign deposits and short-term borrowings.

The following table shows selected information for short-term borrowings, which generally mature in less than 30 days.

	Quarter ended						Year ended
	Sept. 30	,	June 30	,	Mar. 31	,	Dec. 31	,
(in millions)	2010		2010		2010		2009

Balance, period end
Commercial paper and other short-term borrowings	$16,856		16,604		17,646		12,950
Federal funds purchased and securities sold under agreements to repurchase	33,859		28,583		28,687		26,016

Total	$50,715		45,187		46,333		38,966

Average daily balance for period
Commercial paper and other short-term borrowings	$15,761		16,316		16,885		27,793
Federal funds purchased and securities sold under agreements to repurchase	30,707		28,766		28,196		24,179

Total	$46,468		45,082		45,081		51,972

Maximum month-end balance for period
Commercial paper and other short-term borrowings (1)	$16,856		17,388		17,646		62,871
Federal funds purchased and securities sold under agreements to repurchase (2)	33,859		28,807		29,270		30,608

(1)	The maximum month-end balance was in September 2010, April 2010, March 2010 and February 2009.
(2)	The maximum month-end balance was in September 2010, May 2010, February 2010 and February 2009.
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets generally will consider, among other factors, a company’s credit rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of Federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit ratings; however, a reduction in our credit ratings would not cause us to violate any of our debt covenants. See the “Risk Factors” section of our First Quarter Form 10-Q and Second Quarter Form 10-Q for additional information regarding recent legislative developments and our credit ratings.
We continue to evaluate the potential impact on liquidity management of regulatory proposals, including Basel III and regulations required under the Dodd-Frank Act, as they move closer to the final rule-making process.
Parent. Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. In June 2009, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. At September 30, 2010, the Parent had outstanding short-term debt of $10.4 billion and long-term debt of $102.5 billion under these authorities. During the first nine months of 2010, the Parent issued a total of $1.3 billion in non-guaranteed registered senior notes.

The following table provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series I & J, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices.

		September 30, 2010
		Debt
	Date	issuance	Available for
(in billions)	established	authority	issuance

MTN program:
Series I & J (1)	August 2009	$25.0	21.8
Series K (1)	April 2010	25.0	24.9
European (2)	December 2009	25.0	25.0
Australian (2)(3)	June 2005	10.0	6.8

(1)	SEC registered.
(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration. The Australian MTN amounts are presented in Australian dollars.
(3)	As amended in October 2005 and March 2010.
The proceeds from securities issued in the first nine months of 2010 were used for general corporate purposes, and we expect the proceeds from securities issued in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. In December 2007, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in long-term senior or subordinated notes. At September 30, 2010, Wells Fargo Bank, N.A. had remaining issuance capacity on the bank note program of $50 billion in short-term senior notes and $50 billion in long-term senior or subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations.
Wells Fargo Financial. In January 2010, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion in medium-term notes for distribution from time to time in Canada. At September 30, 2010, CAD$7.0 billion remained available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.
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

CAPITAL MANAGEMENT
We have an active program for managing stockholders’ equity and regulatory capital and we maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital internally primarily through the retention of earnings net of dividends. Our objective is to maintain capital levels at the Company and its bank subsidiaries above the regulatory “well-capitalized” thresholds by an amount commensurate with our risk profile. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $7.4 billion from December 31, 2009, predominantly from Wells Fargo net income of $8.9 billion, less common and preferred dividends of $1.3 billion. During the first nine months of 2010, we issued approximately 68 million shares of common stock, with net proceeds of $1.1 billion, including 23 million shares during the period under various employee benefit (including our employee stock option plan) and director plans, as well as under our dividend reinvestment and direct stock purchase programs.
From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and regulatory and legal considerations. The FRB published clarifying supervisory guidance in first quarter 2009, SR 09-4 Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies, pertaining to the FRB’s criteria, assessment and approval process for reductions in capital. As with all 19 participants in the FRB’s Supervisory Capital Assessment Program, under this supervisory letter, before repurchasing our common shares, we must consult with the FRB staff and demonstrate that the proposed actions are consistent with the existing supervisory guidance, including demonstrating that our internal capital assessment process is consistent with the complexity of our activities and risk profile. In 2008, the Board authorized the repurchase of up to 25 million additional shares of our outstanding common stock. During the first nine months of 2010, we repurchased 2 million shares of our common stock, all from our employee benefit plans. At September 30, 2010, the total remaining common stock repurchase authority was approximately 4 million shares.
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
In connection with our participation in the Troubled Asset Relief Program Capital Purchase Program, we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. The Board has authorized the repurchase of up to $1 billion of the warrants, including the warrants purchased in the auction. As of September 30, 2010, $456 million of that authority remained. Depending on market conditions, we may repurchase from time to time additional warrants and/or our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.

The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At September 30, 2010, the Company and each of our subsidiary banks were “well capitalized” under applicable regulatory capital adequacy guidelines. See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
Current regulatory RBC rules are based primarily on broad credit-risk considerations and limited market-related risks, but do not take into account other types of risk a financial company may be exposed to. Our capital adequacy assessment process contemplates a wide range of risks that the Company is exposed to and also takes into consideration our performance under a variety of economic conditions, as well as regulatory expectations and guidance, rating agency viewpoints and the view of capital market participants. While Basel III requirements are not final, we continue to evaluate the potential impact and expect to be above a 7% Tier 1 common equity ratio within the next few quarters calculated pursuant to our interpretation of the currently proposed Basel III capital requirements.
At September 30, 2010, stockholders’ equity and Tier 1 common equity levels were higher than the quarter ending prior to the Wachovia acquisition. During 2009, as regulators and the market focused on the composition of regulatory capital, the Tier 1 common equity ratio gained significant prominence as a metric of capital strength. There is no mandated minimum or “well capitalized” standard for Tier 1 common equity; instead the RBC rules state voting common stockholders’ equity should be the dominant element within Tier 1 common equity. Tier 1 common equity was $77.6 billion at September 30, 2010, or 8.01% of risk-weighted assets, an increase of $12.1 billion from December 31, 2009.
The following table provides the details of the Tier 1 common equity calculation.
TIER 1 COMMON EQUITY (1)

		Sept. 30 ,	Dec. 31 ,
(in billions)		2010	2009

Total equity		$125.2	114.4
Noncontrolling interests		(1.5)	(2.6)

Total Wells Fargo stockholders’ equity		123.7	111.8

Adjustments:
Preferred equity		(8.1)	(8.1)
Goodwill and intangible assets (other than MSRs)		(36.1)	(37.7)
Applicable deferred taxes		4.7	5.3
Deferred tax asset limitation		—	(1.0)
MSRs over specified limitations		(0.9)	(1.6)
Cumulative other comprehensive income		(5.4)	(3.0)
Other		(0.3)	(0.2)

Tier 1 common equity	(A)	$77.6	65.5

Total risk-weighted assets (2)	(B)	$968.4	1,013.6

Tier 1 common equity to total risk-weighted assets	(A)/(B)	8.01%	6.46

(1)	Tier 1 common equity is a non-generally accepted accounting principle (GAAP) financial measure that is used by investors, analysts and bank regulatory agencies, to assess the capital position of financial services companies. Tier 1 common equity includes total Wells Fargo stockholders’ equity, less preferred equity, goodwill and intangible assets (excluding MSRs), net of related deferred taxes, adjusted for specified Tier 1 regulatory capital limitations covering deferred taxes, MSRs, and cumulative other comprehensive income. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

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
The following table presents the summary of the fair value of financial instruments recorded at fair value on a recurring basis, and the amounts measured using significant Level 3 inputs (before derivative netting adjustments). The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.

	September 30, 2010		December 31, 2009
	Total		Total
($ in billions)	balance	Level 3 (1)	balance	Level 3 (1)

Assets carried at fair value	$288.6	48.6	277.4	52.0
As a percentage of total assets	24%	4	22	4
Liabilities carried at fair value	$18.9	7.7	22.8	7.9
As a percentage of total liabilities	2%	1	2	1

(1)	Before derivative netting adjustments.
See Note 12 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for a complete discussion on our use of fair valuation of financial instruments, our related measurement techniques and its impact to our financial statements.
CURRENT ACCOUNTING DEVELOPMENTS
The following accounting pronouncement has been issued by the Financial Accounting Standards Board, but is not yet effective:
•	Accounting Standards Update (ASU or Update) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.
ASU 2010-20 requires enhanced disclosures for the allowance for credit losses and financing receivables, which include certain loans and long-term accounts receivable. Companies will be required to disaggregate credit quality information, including receivables on nonaccrual status and aging of past due receivables by class of financing receivable, and roll forward the allowance for credit losses by portfolio segment. Portfolio segment is the level at which an entity develops and documents a systematic method to determine its allowance for credit losses. Class of financing receivable is generally a disaggregation of portfolio segment. This guidance is effective for us in fourth quarter 2010 with prospective application. Additionally, companies must also provide more granular information on the nature and extent of TDRs and their effect on the allowance for credit losses effective in first quarter 2011. Our adoption of the Update will not affect our consolidated financial statement results since it amends only the disclosure requirements for financing receivables and the allowance for credit losses.
FORWARD-LOOKING STATEMENTS
This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements in this Report include, but are not limited to, statements we make about: (i) future results of the Company; (ii) future credit quality and expectations regarding future loan losses in our loan portfolios and life-of-loan estimates; the level and loss content of NPAs and nonaccrual loans; the adequacy of the allowance for loan losses, including our current expectation of future reductions in the allowance for loan losses; and the reduction or mitigation of risk in our loan portfolios and the effects of loan modification programs; (iii) future capital levels and our expectation that we will be above a 7% Tier 1 common equity ratio under proposed Basel capital regulations within the next few quarters; (iv) our mortgage repurchase exposure and exposure relating to our foreclosure practices; (v) the merger integration of the Company and Wachovia, including expense savings, merger costs and revenue synergies; (vi) the expected outcome and impact of legal, regulatory and legislative developments; and (vii) the Company’s plans, objectives and strategies.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•	current and future economic and market conditions, including the effects of further declines in housing prices and high unemployment rates;
•	our capital requirements and the ability to raise capital on favorable terms, including regulatory capital standards as determined by applicable regulatory authorities;
•	financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and legislation and regulation relating to overdraft fees (and changes to our overdraft practices as a result thereof), credit cards, and other bank services;
•	legislative proposals to allow mortgage cram-downs in bankruptcy or require other loan modifications;
•	the extent of our success in our loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications or changes in such requirements or guidance;
•	the amount of mortgage loan repurchase demands that we receive and our ability to satisfy any such demands without having to repurchase loans related thereto or otherwise indemnify or reimburse third parties;
•	negative effects relating to mortgage foreclosures, including changes in our procedures or practices and/or industry standards or practices, regulatory or judicial requirements, penalties or fines, increased costs, or delays or moratoriums on foreclosures;
•	our ability to successfully integrate the Wachovia merger and realize the expected cost savings and other benefits and the effects of any delays or disruptions in systems conversions relating to the Wachovia integration;
•	our ability to realize the efficiency initiatives to lower expenses when and in the amount expected;
•	recognition of OTTI on securities held in our available-for-sale portfolio;
•	the effect of changes in interest rates on our net interest margin and our mortgage originations, MSRs and mortgages held for sale;
•	hedging gains or losses;
•	disruptions in the capital markets and reduced investor demand for mortgage loans;
•	our ability to sell more products to our customers;
•	the effect of the economic recession on the demand for our products and services;
•	the effect of the fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;
•	our election to provide support to our mutual funds for structured credit products they may hold;
•	changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied or interpreted;
•	mergers, acquisitions and divestitures;
•	changes in the Company’s credit ratings and changes in the credit quality of the Company’s customers or counterparties;

•	reputational damage from negative publicity, fines, penalties and other negative consequences from regulatory violations and legal actions;
•	the loss of checking and savings account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin;
•	fiscal and monetary policies of the Federal Reserve Board; and
•	the other risk factors and uncertainties described under “Risk Factors” in our 2009 Form 10-K, First Quarter Form 10-Q, Second Quarter Form 10-Q and in this Report.
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
RISK FACTORS
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss above under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market and litigation risks, the “Risk Factors” and “Regulation and Supervision” sections in our 2009 Form 10-K, the “Risk Factors” section in our First Quarter Form 10-Q and Second Quarter Form 10-Q, and the “Forward-Looking Statements” section of this Report for a discussion of risk factors.
The following risk factor supplements the risk factors set forth in our 2009 Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q and should be read in conjunction with the other risk factors described in those reports and in this Report.
We may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs and other liabilities if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.
We act as servicer and/or master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans we have certain contractual obligations to the securitization trusts, investors or other third parties, including, in our capacity as a servicer, foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales and, in our capacity as a master servicer, overseeing the servicing of mortgage loans by the servicer. If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which can generally be given by the securitization trustee or a specified percentage of security holders, causing us to lose servicing income. In addition, we may be required to indemnify the securitization trustee against losses from any failure by us, as a servicer or master servicer, to perform our servicing obligations or any act or omission on our part that involves willful misfeasance, bad faith or gross negligence. For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims we did not satisfy our obligations as a servicer or master servicer, or increased loss severity on such repurchases, we may have to materially increase our repurchase reserve.
We may incur costs if we are required to, or if we elect to re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We may incur liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our mortgage servicing rights may be negatively affected to the extent our servicing costs increase because of higher foreclosure costs. We may be subject to fines and other sanctions, including a foreclosure moratorium or suspension, imposed by Federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or negatively affect our residential mortgage origination or servicing business.
For more information, refer to the “Risk Management — Liability for Mortgage Loan Repurchase Losses” and “— Risks Relating to Servicing Activities” sections of this Report and to the “Critical Accounting Policies — Valuation of Residential Mortgage Servicing Rights” section in our 2009 Form 10-K.
Any factor described in this Report or in our 2009 Form 10-K, First Quarter Form 10-Q or Second Quarter Form 10-Q could by itself, or together with other factors, adversely affect our financial results and condition. There are factors not discussed above or elsewhere in this Report that could adversely affect our financial results and condition.

CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2010, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarter ended Sept. 30		,	Nine months ended Sept. 30	,
(in millions, except per share amounts)	2010	2009		2010	2009

Interest income
Trading assets	$270	216		803	688
Securities available for sale	2,492	2,947		7,292	8,543
Mortgages held for sale	449	524		1,241	1,484
Loans held for sale	22	34		86	151
Loans	9,779	10,170		30,094	31,467
Other interest income	118	77		311	249

Total interest income	13,130	13,968		39,827	42,582

Interest expense
Deposits	721	905		2,170	2,861
Short-term borrowings	27	32		66	210
Long-term debt	1,226	1,301		3,735	4,565
Other interest expense	58	46		162	122

Total interest expense	2,032	2,284		6,133	7,758

Net interest income	11,098	11,684		33,694	34,824
Provision for credit losses	3,445	6,111		12,764	15,755

Net interest income after provision for credit losses	7,653	5,573		20,930	19,069

Noninterest income
Service charges on deposit accounts	1,132	1,478		3,881	4,320
Trust and investment fees	2,564	2,502		7,976	7,130
Card fees	935	946		2,711	2,722
Other fees	1,004	950		2,927	2,814
Mortgage banking	2,499	3,067		6,980	8,617
Insurance	397	468		1,562	1,644
Net gains from trading activities	470	622		1,116	2,158
Net losses on debt securities available for sale (1)	(114)	(40)		(56)	(237)
Net gains (losses) from equity investments (2)	131	29		462	(88)
Operating leases	222	224		736	522
Other	536	536		1,727	1,564

Total noninterest income	9,776	10,782		30,022	31,166

Noninterest expense
Salaries	3,478	3,428		10,356	10,252
Commission and incentive compensation	2,280	2,051		6,497	5,935
Employee benefits	1,074	1,034		3,459	3,545
Equipment	557	563		1,823	1,825
Net occupancy	742	778		2,280	2,357
Core deposit and other intangibles	548	642		1,650	1,935
FDIC and other deposit assessments	300	228		896	1,547
Other	3,274	2,960		10,155	8,803

Total noninterest expense	12,253	11,684		37,116	36,199

Income before income tax expense	5,176	4,671		13,836	14,036
Income tax expense	1,751	1,355		4,666	4,382

Net income before noncontrolling interests	3,425	3,316		9,170	9,654
Less: Net income from noncontrolling interests	86	81		222	202

Wells Fargo net income	$3,339	3,235		8,948	9,452

Wells Fargo net income applicable to common stock	$3,150	2,637		8,400	7,596

Per share information
Earnings per common share	$0.60	0.56		1.61	1.70
Diluted earnings per common share	0.60	0.56		1.60	1.69
Dividends declared per common share	0.05	0.05		0.15	0.44
Average common shares outstanding	5,240.1	4,678.3		5,216.9	4,471.2
Diluted average common shares outstanding	5,273.2	4,706.4		5,252.9	4,485.3

(1)	Includes other-than-temporary impairment (OTTI) losses of $144 million and $273 million recognized in earnings ($50 million and $314 million of total OTTI losses, net of $(94) million and $41 million recognized as an increase (decrease) to OTTI losses in other comprehensive income) for the quarters ended September 30, 2010 and 2009, respectively, and OTTI losses of $342 million and $850 million recognized in earnings ($253 million and $1,889 million of total OTTI losses, net of $(89) million and $1,039 million recognized as an increase (decrease) to OTTI losses in other comprehensive income) for the nine months ended September 30, 2010 and 2009, respectively.
(2)	Includes OTTI losses of $35 million and $123 million for the quarters ended September 30, 2010 and 2009, respectively, and $202 million and $525 million for the nine months ended September 30, 2010 and 2009, respectively.
The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	Sept. 30 ,	Dec. 31 ,
(in millions, except shares)	2010	2009

Assets
Cash and due from banks	$16,001	27,080
Federal funds sold, securities purchased under resale agreements and other short-term investments	56,549	40,885
Trading assets	49,271	43,039
Securities available for sale	176,875	172,710
Mortgages held for sale (includes $42,791 and $36,962 carried at fair value)	46,001	39,094
Loans held for sale (includes $436 and $149 carried at fair value)	1,188	5,733
Loans (includes $353 carried at fair value at September 30, 2010)	753,664	782,770
Allowance for loan losses	(23,939)	(24,516)

Net loans	729,725	758,254

Mortgage servicing rights:
Measured at fair value (residential MSRs)	12,486	16,004
Amortized	1,013	1,119
Premises and equipment, net	9,636	10,736
Goodwill	24,831	24,812
Other assets	97,208	104,180

Total assets (1)	$1,220,784	1,243,646

Liabilities
Noninterest-bearing deposits	$184,451	181,356
Interest-bearing deposits	630,061	642,662

Total deposits	814,512	824,018
Short-term borrowings	50,715	38,966
Accrued expenses and other liabilities	67,249	62,442
Long-term debt (includes $351 carried at fair value at September 30, 2010)	163,143	203,861

Total liabilities (2)	1,095,619	1,129,287

Equity
Wells Fargo stockholders’ equity:
Preferred stock	8,840	8,485
Common stock — $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,253,819,623 shares and 5,245,971,422 shares	8,756	8,743
Additional paid-in capital	52,899	52,878
Retained earnings	48,953	41,563
Cumulative other comprehensive income	5,502	3,009
Treasury stock — 9,442,860 shares and 67,346,829 shares	(466)	(2,450)
Unearned ESOP shares	(826)	(442)

Total Wells Fargo stockholders’ equity	123,658	111,786
Noncontrolling interests	1,507	2,573

Total equity	125,165	114,359

Total liabilities and equity	$1,220,784	1,243,646

(1)	Our consolidated assets at September 30, 2010, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $150 million; Trading assets, $95 million; Securities available for sale, $2.7 billion; Net loans, $18.7 billion; Other assets, $1.5 billion, and Total assets, $23.2 billion.
(2)	Our consolidated liabilities at September 30, 2010, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $6 million; Accrued expenses and other liabilities, $205 million; Long-term debt, $8.9 billion; and Total liabilities, $9.1 billion.
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

Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Net unrealized gains on securities available for sale, net of reclassification of $45 million of net gains included in net income
Net unrealized losses on derivatives and hedging activities, net of reclassification of $257 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			451,324,822	654
Common stock repurchased			(3,353,597)
Preferred stock released to ESOP
Preferred stock converted to common shares	(41,280)	(41)	2,593,044
Common stock dividends
Preferred stock dividends and accretion		298
Tax benefit upon exercise of stock options
Stock option compensation expense
Net change in deferred compensation and related plans

Net change	(41,280)	257	450,564,269	654

Balance, September 30, 2009	10,070,541	$31,589	4,679,195,158	$7,927

Balance, January 1, 2010	9,980,940	$8,485	5,178,624,593	$8,743

Cumulative effect from change in accounting for VIEs
Cumulative effect from change in accounting for embedded credit derivatives
Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Net unrealized gains on securities available for sale, net of reclassification of $86 million of net gains included in net income
Net unrealized gains on derivatives and hedging activities, net of reclassification of $363 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			44,660,913	4
Common stock repurchased			(2,321,917)
Preferred stock issued to ESOP	1,000,000	1,000
Preferred stock released to ESOP
Preferred stock converted to common shares	(644,958)	(645)	23,413,174	9
Common stock warrants repurchased
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock option compensation expense
Net change in deferred compensation and related plans

Net change	355,042	355	65,752,170	13

Balance, September 30, 2010	10,335,982	$8,840	5,244,376,763	$8,756

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders' equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders'	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity

36,026	36,543	(6,869)	(4,666)	(555)	99,084	3,232	$102,316

	53	(53)			—		—
(3,716)					(3,716)	3,716	—

32,310	36,596	(6,922)	(4,666)	(555)	95,368	6,948	102,316

	9,452				9,452	202	9,654

		63			63	(5)	58
		10,566			10,566	64	10,630
		(189)			(189)		(189)
		570			570		570

					20,462	261	20,723

21					21	(435)	(414)
7,845	(816)		1,907		9,590		9,590
			(80)		(80)		(80)
(3)				44	41		41
(42)			83		—		—
	(1,891)				(1,891)		(1,891)
	(1,856)				(1,558)		(1,558)
9					9		9
180					180		180
23			(15)		8		8

8,033	4,889	11,010	1,895	44	26,782	(174)	26,608

40,343	41,485	4,088	(2,771)	(511)	122,150	6,774	$128,924

52,878	41,563	3,009	(2,450)	(442)	111,786	2,573	$114,359

	183				183		183
	(28)				(28)		(28)

	8,948				8,948	222	9,170

		16			16	12	28
		2,202			2,202	16	2,218
		227			227		227
		48			48		48

					11,441	250	11,691
(3)					(3)	(1,316)	(1,319)
72	(375)		1,349		1,050		1,050
			(71)		(71)		(71)
80				(1,080)	—		—
(51)				696	645		645
69			567		—		—
(544)					(544)		(544)
2	(785)				(783)		(783)
	(553)				(553)		(553)
79					79		79
93					93		93
224			139		363		363

21	7,390	2,493	1,984	(384)	11,872	(1,066)	10,806

52,899	48,953	5,502	(466)	(826)	123,658	1,507	$125,165

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended Sept. 30	,
(in millions)	2010	2009

Cash flows from operating activities:
Net income before noncontrolling interests	$9,170	9,654
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,764	15,755
Changes in fair value of MSRs (residential), MHFS and LHFS carried at fair value	1,195	1,366
Depreciation and amortization	1,502	2,437
Other net losses (gains)	4,376	(2,261)
Preferred shares released to ESOP	645	41
Stock option compensation expense	93	180
Excess tax benefits related to stock option payments	(79)	(9)
Originations of MHFS	(252,075)	(321,098)
Proceeds from sales of and principal collected on mortgages originated for sale	251,814	306,882
Originations of LHFS	(4,554)	(8,641)
Proceeds from sales of and principal collected on LHFS	15,220	15,937
Purchases of LHFS	(5,998)	(6,461)
Net change in:
Trading assets	873	13,834
Deferred income taxes	4,015	4,835
Accrued interest receivable	771	948
Accrued interest payable	(238)	(1,157)
Other assets, net	(12,034)	(6,159)
Other accrued expenses and liabilities, net	(4,660)	(833)

Net cash provided by operating activities	22,800	25,250

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(15,664)	31,942
Securities available for sale:
Sales proceeds	5,125	46,337
Prepayments and maturities	33,349	28,746
Purchases	(37,161)	(89,395)
Loans:
Decrease in banking subsidiaries’ loan originations, net of collections	27,359	44,337
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	5,011	4,569
Purchases (including participations) of loans by banking subsidiaries	(1,673)	(2,007)
Principal collected on nonbank entities’ loans	11,706	10,224
Loans originated by nonbank entities	(7,960)	(7,117)
Net cash paid for acquisitions	(23)	(132)
Proceeds from sales of foreclosed assets	3,669	2,708
Changes in MSRs from purchases and sales	(29)	(9)
Other, net	1,827	4,951

Net cash provided by investing activities	25,536	75,154

Cash flows from financing activities:
Net change in:
Deposits	(9,506)	15,212
Short-term borrowings	6,622	(77,274)
Long-term debt:
Proceeds from issuance	2,638	4,803
Repayment	(57,790)	(55,332)
Preferred stock:
Cash dividends paid	(620)	(1,616)
Common stock:
Proceeds from issuance	1,050	9,590
Repurchased	(71)	(80)
Cash dividends paid	(783)	(1,891)
Common stock warrants repurchased	(544)	—
Excess tax benefits related to stock option payments	79	9
Net change in noncontrolling interests	(490)	(355)

Net cash used by financing activities	(59,415)	(106,934)

Net change in cash and due from banks	(11,079)	(6,530)
Cash and due from banks at beginning of period	27,080	23,763

Cash and due from banks at end of period	$16,001	17,233

Supplemental cash flow disclosures:
Cash paid for interest	$6,371	8,915
Cash paid for income taxes	917	2,834

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including the evaluation of other-than-temporary impairment (OTTI) on investment securities (Note 4), allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5), valuing residential mortgage servicing rights (MSRs) (Notes 7 and 8) and financial instruments (Note 12), liability for mortgage loan repurchase losses (Note 7), pension accounting (Note 14) and income taxes. Actual results could differ from those estimates. Among other effects, such changes could result in future impairments of investment securities, increases to the allowance for loan losses, as well as increased future pension expense.
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
In third quarter 2010, we adopted the following accounting updates to the Codification:
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
ASU 2010-18 provides guidance for modified PCI loans that are accounted for within a pool. Under the new guidance, modified PCI loans should not be removed from a pool even if those loans would otherwise be deemed troubled debt restructurings. The Update also clarifies that entities should consider the impact of modifications on a pool of PCI loans when evaluating that pool for impairment. These accounting changes were effective for us in third quarter 2010. Our adoption of the Update did not affect our consolidated financial statement results, as the new guidance is consistent with our current accounting practice.
ASU 2010-11 provides guidance clarifying when entities should evaluate embedded credit derivative features in financial instruments issued from structures such as collateralized debt obligations (CDOs) and synthetic CDOs. The Update clarifies that bifurcation and separate accounting is not required for embedded credit derivative features that are only related to the transfer of credit risk that occurs when one financial instrument is subordinate to another. Embedded derivatives related to other types of credit risk must be analyzed to determine the appropriate accounting treatment. The guidance also allows companies to elect fair value option upon adoption for any investment in a beneficial interest in securitized financial assets. By making this election, companies would not be required to evaluate whether embedded credit derivative features exist for those interests. This guidance was effective for us in third quarter 2010. In conjunction with our adoption of this standard, we recorded a $28 million decrease to beginning retained earnings as a cumulative effect adjustment.

Supplemental Cash Flow Information
Noncash activities are presented below, including information on transfers affecting mortgages held for sale (MHFS), loans held for sale (LHFS), and MSRs.

	Nine months ended Sept. 30	,
(in millions)	2010	2009

Transfers from trading assets to securities available for sale	$—	845
Transfers from (to) loans to (from) securities available for sale	3,468	(258)
Transfers from MHFS to trading assets	6,950	2,993
Transfers from MHFS to MSRs	3,086	5,088
Transfers from MHFS to foreclosed assets	189	125
Transfers from loans to MHFS	126	60
Transfers from (to) loans to (from) LHFS	100	(6)
Transfers from loans to foreclosed assets	6,736	5,067
Adoption of consolidation accounting guidance:
Trading assets	155	—
Securities available for sale	(7,590)	—
Loans	25,657	—
Other assets	193	—
Short-term borrowings	5,127	—
Long-term debt	13,134	—
Accrued expenses and other liabilities	(32)	—
Decrease in noncontrolling interests due to deconsolidation of subsidiaries	440	—
Transfer from noncontrolling interests to long-term debt	345	—

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2010. There have been no material events that would require recognition in our third quarter 2010 consolidated financial statements or disclosure in the Notes to the financial statements.
On October 27, 2010, we announced that we are submitting supplemental affidavits for approximately 55,000 foreclosures pending before courts in 23 judicial foreclosure states following our identification of instances where a final step in our process relating to the execution of foreclosure affidavits (including a final review of the affidavit, as well as some aspects of the notarization process) did not strictly adhere to the required procedures. The issues we have identified do not relate to the quality of the customer and loan data, and we do not believe that any of these instances led to foreclosures which should not have otherwise occurred.

2. BUSINESS COMBINATIONS
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional consideration related to acquisitions, which is considered to be a guarantee, see Note 10 in this Report.
In the first nine months of 2010, we completed three acquisitions with combined total assets of $440 million consisting of a factoring business and two insurance brokerage businesses. At September 30, 2010, we had no pending business combinations.
On December 31, 2008, Wells Fargo acquired Wachovia Corporation (Wachovia). The purchase accounting for the Wachovia acquisition was finalized as of December 31, 2009. Costs associated with involuntary employee termination, contract terminations and closing duplicate facilities were recorded throughout 2009 and allocated to the purchase price. The following table summarizes the first nine months of 2010 usage of the exit reserves associated with the Wachovia acquisition.

	Employee	Contract	Facilities
(in millions)	termination	termination	related	Total

Balance, December 31, 2009	$355	58	344	757
Cash payments / utilization	(162)	(47)	(183)	(392)

Balance, September 30, 2010	$193	11	161	365

3. FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Sept. 30	,	Dec. 31	,
(in millions)	2010		2009

Federal funds sold and securities purchased under resale agreements	$20,761		8,042
Interest-earning deposits	33,826		31,668
Other short-term investments	1,962		1,175

Total	$56,549		40,885

We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), and domestic and foreign companies. We pledged $21.9 billion at September 30, 2010, and $14.8 billion at December 31, 2009, under agreements that permit the secured parties to sell or repledge the collateral. Pledged collateral where the secured party cannot sell or repledge was $944 million at September 30, 2010, and $434 million at December 31, 2009.
We receive collateral from other entities under resale agreements and securities borrowings. We received $12.4 billion at September 30, 2010, and $31.4 billion at December 31, 2009, for which we have the right to sell or repledge the collateral. These amounts include securities we have sold or repledged to others with a fair value of $9.9 billion at September 30, 2010, and $29.7 billion at December 31, 2009.

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative other comprehensive income (OCI). There were no securities classified as held to maturity as of the periods presented.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

September 30, 2010
Securities of U.S. Treasury and federal agencies	$1,652	91	—	1,743
Securities of U.S. states and political subdivisions	17,756	922	(511)	18,167
Mortgage-backed securities:
Federal agencies	79,898	3,723	(26)	83,595
Residential	18,538	2,710	(462)	20,786
Commercial	12,791	1,253	(1,050)	12,994

Total mortgage-backed securities	111,227	7,686	(1,538)	117,375

Corporate debt securities	9,027	1,419	(36)	10,410
Collateralized debt obligations	4,483	327	(284)	4,526
Other (1)	18,968	784	(374)	19,378

Total debt securities	163,113	11,229	(2,743)	171,599

Marketable equity securities:
Perpetual preferred securities	3,769	267	(100)	3,936
Other marketable equity securities	612	731	(3)	1,340

Total marketable equity securities	4,381	998	(103)	5,276

Total	$167,494	12,227	(2,846)	176,875

December 31, 2009
Securities of U.S. Treasury and federal agencies	$2,256	38	(14)	2,280
Securities of U.S. states and political subdivisions	13,212	683	(365)	13,530
Mortgage-backed securities:
Federal agencies	79,542	3,285	(9)	82,818
Residential	28,153	2,480	(2,043)	28,590
Commercial	12,221	602	(1,862)	10,961

Total mortgage-backed securities	119,916	6,367	(3,914)	122,369

Corporate debt securities	8,245	1,167	(77)	9,335
Collateralized debt obligations	3,660	432	(367)	3,725
Other (1)	15,025	1,099	(245)	15,879

Total debt securities	162,314	9,786	(4,982)	167,118

Marketable equity securities:
Perpetual preferred securities	3,677	263	(65)	3,875
Other marketable equity securities	1,072	654	(9)	1,717

Total marketable equity securities	4,749	917	(74)	5,592

Total	$167,063	10,703	(5,056)	172,710

(1)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $8.1 billion and $8.3 billion, respectively, at September 30, 2010, and $8.2 billion and $8.5 billion, respectively, at December 31, 2009. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $864 million and $1.0 billion, respectively, at September 30, 2010, and $2.3 billion and $2.5 billion, respectively, at December 31, 2009. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.
As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. Securities pledged where the secured party does not have the right to sell or repledge totaled $97.9 billion at September 30, 2010, and

$98.9 billion at December 31, 2009. We did not pledge any securities where the secured party has the right to sell or repledge the collateral as of the same periods, respectively.
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

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

September 30, 2010
Securities of U.S. states and political subdivisions	$(112)	2,990	(399)	2,929	(511)	5,919
Mortgage-backed securities:
Federal agencies	(26)	10,856	—	—	(26)	10,856
Residential	(39)	724	(423)	4,741	(462)	5,465
Commercial	(6)	249	(1,044)	5,737	(1,050)	5,986

Total mortgage-backed securities	(71)	11,829	(1,467)	10,478	(1,538)	22,307

Corporate debt securities	(8)	185	(28)	168	(36)	353
Collateralized debt obligations	(26)	923	(258)	411	(284)	1,334
Other	(63)	1,913	(311)	596	(374)	2,509

Total debt securities	(280)	17,840	(2,463)	14,582	(2,743)	32,422

Marketable equity securities:
Perpetual preferred securities	(47)	979	(53)	383	(100)	1,362
Other marketable equity securities	(3)	21	—	—	(3)	21

Total marketable equity securities	(50)	1,000	(53)	383	(103)	1,383

Total	$(330)	18,840	(2,516)	14,965	(2,846)	33,805

December 31, 2009
Securities of U.S. Treasury and federal agencies	$(14)	530	—	—	(14)	530
Securities of U.S. states and political subdivisions	(55)	1,120	(310)	2,826	(365)	3,946
Mortgage-backed securities:
Federal agencies	(9)	767	—	—	(9)	767
Residential	(243)	2,991	(1,800)	9,697	(2,043)	12,688
Commercial	(37)	816	(1,825)	6,370	(1,862)	7,186

Total mortgage-backed securities	(289)	4,574	(3,625)	16,067	(3,914)	20,641

Corporate debt securities	(7)	281	(70)	442	(77)	723
Collateralized debt obligations	(55)	398	(312)	512	(367)	910
Other	(73)	746	(172)	286	(245)	1,032

Total debt securities	(493)	7,649	(4,489)	20,133	(4,982)	27,782

Marketable equity securities:
Perpetual preferred securities	(1)	93	(64)	527	(65)	620
Other marketable equity securities	(9)	175	—	—	(9)	175

Total marketable equity securities	(10)	268	(64)	527	(74)	795

Total	$(503)	7,917	(4,553)	20,660	(5,056)	28,577

We do not have the intent to sell any securities included in the table above. For debt securities included in the previous table, we have concluded it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. We have assessed each security for credit impairment. For debt securities, we evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities amortized cost basis. For equity securities, we consider numerous factors in determining whether impairment exists, including our intent and ability to hold the securities for a period of time sufficient to recover the cost basis of the securities.
For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 5 in our 2009 Form 10-K. There have been no material changes to our methodologies for assessing impairment in third quarter 2010.
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
Residential Mortgage-Backed Securities
The unrealized losses associated with private residential MBS are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. We estimate losses to a security by forecasting the underlying mortgage loans in each transaction. The forecasted loan performance is used to project cash flows to the various tranches in the structure. Cash flow forecasts are also considered, and as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.

Commercial Mortgage-Backed Securities
The unrealized losses associated with commercial MBS are primarily driven by changes in projected collateral losses, credit spreads and interest rates. These investments are predominantly investment grade. We assess for credit impairment using a cash flow model. The key assumptions include default rates and severities. We estimate losses to a security by forecasting the underlying loans in each transaction. The forecasted loan performance is used to project cash flows to the various tranches in the structure. Cash flow forecasts are also considered, and as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
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
Collateralized Debt Obligations (CDOs)
The unrealized losses associated with CDOs relate to securities primarily backed by commercial, residential or other consumer collateral. The losses are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
Other Debt Securities
The unrealized losses associated with other debt securities primarily relate to other asset-backed securities, which are primarily backed by auto, home equity and student loans. The losses are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
Marketable Equity Securities
Our marketable equity securities include investments in perpetual preferred securities, which provide very attractive tax-equivalent yields. We evaluated these hybrid financial instruments with investment-grade ratings for impairment using an evaluation methodology similar to that used for debt securities. Perpetual preferred securities are not considered other-than-temporarily impaired at September 30, 2010, if there is no evidence of credit deterioration or investment rating downgrades of any issuers to below investment grade, and we expected to continue to receive full contractual payments. We will continue to evaluate the prospects for these securities for recovery in their market value in accordance with our policy for estimating OTTI. We have recorded impairment write-downs on perpetual preferred securities where there was evidence of credit deterioration.

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
The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $234 million and $1.1 billion, respectively, at September 30, 2010. There were no unrated securities in a loss position categorized as investment grade based on internal credit grades as of December 31, 2009. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

September 30, 2010
Securities of U.S. states and political subdivisions	$(415)	5,429	(96)	490
Mortgage-backed securities:
Federal agencies	(26)	10,856	—	—
Residential	(13)	401	(449)	5,064
Commercial	(585)	5,229	(465)	757

Total mortgage-backed securities	(624)	16,486	(914)	5,821

Corporate debt securities	(22)	143	(14)	210
Collateralized debt obligations	(71)	801	(213)	533
Other	(262)	2,259	(112)	250

Total debt securities	(1,394)	25,118	(1,349)	7,304
Perpetual preferred securities	(94)	1,268	(6)	94

Total	$(1,488)	26,386	(1,355)	7,398

December 31, 2009
Securities of U.S. Treasury and federal agencies	$(14)	530	—	—
Securities of U.S. states and political subdivisions	(275)	3,621	(90)	325
Mortgage-backed securities:
Federal agencies	(9)	767	—	—
Residential	(480)	5,661	(1,563)	7,027
Commercial	(1,247)	6,543	(615)	643

Total mortgage-backed securities	(1,736)	12,971	(2,178)	7,670

Corporate debt securities	(31)	260	(46)	463
Collateralized debt obligations	(104)	471	(263)	439
Other	(85)	644	(160)	388

Total debt securities	(2,245)	18,497	(2,737)	9,285
Perpetual preferred securities	(65)	620	—	—

Total	$(2,310)	19,117	(2,737)	9,285

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

			Remaining contractual principal maturity
		Weighted-			After one year		After five years
	Total	average	Within one year		through five years		through ten years		After ten years
(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

September 30, 2010
Securities of U.S. Treasury and federal agencies	$1,743	3.16%	$11	4.54%	$732	3.02%	$897	3.15%	$103	4.12%
Securities of U.S. states and political subdivisions	18,167	6.44	392	2.97	1,742	4.76	1,540	6.59	14,493	6.72
Mortgage-backed securities:
Federal agencies	83,595	5.15	5	6.54	36	5.95	514	5.26	83,040	5.14
Residential	20,786	5.21	33	0.38	76	0.48	203	5.05	20,474	5.23
Commercial	12,994	5.38	—	—	102	5.60	528	3.55	12,364	5.46

Total mortgage-backed securities	117,375	5.18	38	1.26	214	3.84	1,245	4.50	115,878	5.19

Corporate debt securities	10,410	5.78	656	4.76	3,890	5.96	4,813	5.87	1,051	5.31
Collateralized debt obligations	4,526	1.04	2	5.39	462	1.21	2,212	0.96	1,850	1.09
Other	19,378	2.87	3,346	4.02	10,711	3.02	2,167	1.86	3,154	1.85

Total debt securities at fair value	$171,599	4.96%	$4,445	4.01%	$17,751	3.80%	$12,874	4.12%	$136,529	5.22%

December 31, 2009
Securities of U.S. Treasury and federal agencies	$2,280	2.80%	$413	0.79%	$669	2.14%	$1,192	3.87%	$6	4.03%
Securities of U.S. states and political subdivisions	13,530	6.75	77	7.48	703	6.88	1,055	6.56	11,695	6.76
Mortgage-backed securities:
Federal agencies	82,818	5.50	12	4.68	50	5.91	271	5.56	82,485	5.50
Residential	28,590	5.40	51	4.80	115	0.45	283	5.69	28,141	5.41
Commercial	10,961	5.29	85	0.68	71	5.55	169	5.66	10,636	5.32

Total mortgage-backed securities	122,369	5.46	148	2.44	236	3.14	723	5.63	121,262	5.46

Corporate debt securities	9,335	5.53	684	4.00	3,937	5.68	3,959	5.68	755	5.32
Collateralized debt obligations	3,725	1.70	2	5.53	492	4.48	1,837	1.56	1,394	0.90
Other	15,879	4.22	2,128	5.62	7,762	5.96	697	2.46	5,292	1.33

Total debt securities at fair value	$167,118	5.33%	$3,452	4.63%	$13,799	5.64%	$9,463	4.51%	$140,404	5.37%

Realized Gains and Losses
The following table shows the gross realized gains and losses on sales from the securities available-for-sale portfolio, which includes marketable equity securities, but does not include nonmarketable equity securities (see Note 6 — Other Assets).

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2010	2009	2010	2009

Gross realized gains	$71	378	515	1,088
Gross realized losses	(3)	(23)	(21)	(94)
Write-downs	(145)	(277)	(357)	(924)

Net realized gains (losses)	$(77)	78	137	70

Other-Than-Temporary Impairment
The following table shows the detail of OTTI write-downs included in earnings for debt securities and marketable and nonmarketable equity securities.

	Quarter ended Sept. 30		,	Nine months ended Sept. 30,
(in millions)	2010	2009		2010	2009

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$8	1		16	6
Mortgage-backed securities:
Federal agencies	14	—		14	—
Residential	56	134		132	526
Commercial	50	67		105	78
Corporate debt securities	5	5		10	58
Collateralized debt obligations	1	25		12	121
Other debt securities	10	41		53	61

Total debt securities	144	273		342	850

Equity securities:
Marketable equity securities:
Perpetual preferred securities	1	2		15	47
Other marketable equity securities	—	2		—	27

Total marketable equity securities	1	4		15	74

Total securities available for sale	145	277		357	924

Nonmarketable equity securities	34	119		187	451

Total OTTI write-downs included in earnings	$179	396		544	1,375

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

	Quarter ended Sept. 30	,	Nine months ended Sept. 30		,
(in millions)	2010	2009	2010	2009

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$129	251	324	821
Securities we intend to sell	15	22	18	29

Total recorded as part of gross realized losses	144	273	342	850

Recorded directly to OCI for non-credit-related impairment:
U.S. states and political subdivisions	1	—	(4)	4
Residential mortgage-backed securities	(160)	75	(258)	997
Commercial mortgage-backed securities	69	(1)	151	20
Corporate debt securities	(1)	—	(1)	(2)
Collateralized debt obligations	—	(18)	56	12
Other debt securities	(3)	(15)	(33)	8

Total recorded directly to OCI for non- credit-related impairment (1)	(94)	41	(89)	1,039

Total OTTI on debt securities	$50	314	253	1,889

(1)	Represents amounts recorded to OCI on debt securities in periods OTTI write-downs have occurred. Changes in fair value in subsequent periods on such securities are not reflected in this total unless the securities also had a credit impairment charge to income recorded for the subsequent period.

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
Changes in the credit loss component of credit-impaired debt securities that we do not intend to sell were:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2010	2009	2010	2009

Credit loss component, beginning of period	$1,049	1,012	1,187	471
Additions:
Initial credit impairments	42	124	101	537
Subsequent credit impairments	87	127	223	284

Total additions	129	251	324	821

Reductions:
For securities sold	(105)	(8)	(181)	(31)
For securities derecognized resulting from adoption of consolidation accounting guidance	—	—	(242)	—
Due to change in intent to sell or requirement to sell	—	—	(2)	(1)
For increases in expected cash flows	(11)	—	(24)	(5)

Total reductions	(116)	(8)	(449)	(37)

Credit loss component, end of period	$1,062	1,255	1,062	1,255

For asset-backed securities (e.g., residential MBS), we estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. Total credit impairment losses on residential MBS that we do not intend to sell are shown in the table below. The table also presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for residential MBS.

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
($ in millions)	2010	2009		2010	2009

Credit impairment losses on residential MBS
Investment grade	$—	5		—	21
Non-investment grade	55	129		131	501

Total credit impairment losses on residential MBS	$55	134		131	522	(1)

Significant inputs (non-agency — non-investment grade MBS)
Expected remaining life of loan losses (2):
Range (3)	3 - 39%	0 - 57		1 - 40	0 - 58
Credit impairment distribution (4):
0 - 10% range	64	50		58	54
10 - 20% range	35	9		23	28
20 - 30% range	0	23		16	13
Greater than 30%	1	18		3	5
Weighted average (5)	9	12		9	12
Current subordination levels (6):
Range (3)	0 - 23	0 - 44		0 - 25	0 - 44
Weighted average (5)	7	9		7	8
Prepayment speed (annual CPR (7)):
Range (3)	3 - 27	5 - 18		3 - 27	5 - 25
Weighted average (5)	21	11		13	11

(1)	Prior period amounts have been restated to conform to current presentation.
(2)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.
(3)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(4)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example 64% of credit impairment losses recognized in earnings for the quarter ended September 30, 2010, had expected remaining life of loan loss assumptions of 0 to 10%.
(5)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(6)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(7)	Constant prepayment rate.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the major categories of loans outstanding including those subject to accounting guidance for PCI loans. Certain loans acquired in the Wachovia acquisition are accounted for as PCI loans and are included below, net of any remaining purchase accounting adjustments. Outstanding balances of all other loans are presented net of unearned income, net deferred loan fees, and unamortized discounts and premiums totaling a net reduction of $11.7 billion at September 30, 2010, and $14.6 billion at December 31, 2009.

	Sept. 30, 2010			Dec. 31, 2009
		All			All
	PCI	other		PCI	other
(in millions)	loans	loans	Total	loans	loans	Total

Commercial and commercial real estate:
Commercial	$987	146,334	147,321	1,911	156,441	158,352
Real estate mortgage	3,118	95,637	98,755	4,137	93,390	97,527
Real estate construction	3,549	24,362	27,911	5,207	31,771	36,978
Lease financing	—	12,993	12,993	—	14,210	14,210

Total commercial and commercial real estate	7,654	279,326	286,980	11,255	295,812	307,067

Consumer:
Real estate 1-4 family first mortgage	34,432	193,649	228,081	38,386	191,150	229,536
Real estate 1-4 family junior lien mortgage	262	98,798	99,060	331	103,377	103,708
Credit card	—	21,890	21,890	—	24,003	24,003
Other revolving credit and installment	—	87,962	87,962	—	89,058	89,058

Total consumer	34,694	402,299	436,993	38,717	407,588	446,305

Foreign	1,498	28,193	29,691	1,733	27,665	29,398

Total loans	$43,846	709,818	753,664	51,705	731,065	782,770

We pledge loans to secure borrowings from the FHLB and the Federal Reserve Bank as part of our liquidity management strategy. Loans pledged where the secured party does not have the right to sell or repledge totaled $296.7 billion at September 30, 2010, and $312.6 billion at December 31, 2009. We did not have any pledged loans where the secured party has the right to sell or repledge for the same respective periods.
The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We consider the allowance for credit losses of $24.4 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2010.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2010	2009	2010	2009

Balance, beginning of period	$25,085	23,530	25,031	21,711
Provision for credit losses	3,445	6,111	12,764	15,755
Adjustment for passage of time on certain impaired loans (1)	(67)	—	(203)	—
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(588)	(986)	(2,165)	(2,337)
Real estate mortgage	(236)	(190)	(881)	(344)
Real estate construction	(296)	(279)	(990)	(649)
Lease financing	(29)	(88)	(94)	(173)

Total commercial and commercial real estate	(1,149)	(1,543)	(4,130)	(3,503)

Consumer:
Real estate 1-4 family first mortgage	(1,164)	(1,015)	(3,701)	(2,229)
Real estate 1-4 family junior lien mortgage	(1,140)	(1,340)	(3,875)	(3,428)
Credit card	(556)	(691)	(1,891)	(2,025)
Other revolving credit and installment	(572)	(860)	(1,864)	(2,562)

Total consumer	(3,432)	(3,906)	(11,331)	(10,244)

Foreign	(49)	(71)	(148)	(181)

Total loan charge-offs	(4,630)	(5,520)	(15,609)	(13,928)

Loan recoveries:
Commercial and commercial real estate:
Commercial	79	62	317	153
Real estate mortgage	18	6	32	22
Real estate construction	20	5	82	11
Lease financing	6	6	15	13

Total commercial and commercial real estate	123	79	446	199

Consumer:
Real estate 1-4 family first mortgage	130	49	347	114
Real estate 1-4 family junior lien mortgage	55	49	157	119
Credit card	52	43	165	131
Other revolving credit and installment	165	178	549	580

Total consumer	402	319	1,218	944

Foreign	10	11	31	30

Total loan recoveries	535	409	1,695	1,173

Net loan charge-offs (2)	(4,095)	(5,111)	(13,914)	(12,755)

Allowances related to business combinations/other (3)	4	(2)	694	(183)

Balance, end of period	$24,372	24,528	24,372	24,528

Components:
Allowance for loan losses	$23,939	24,028	23,939	24,028
Reserve for unfunded credit commitments	433	500	433	500

Allowance for credit losses	$24,372	24,528	24,372	24,528

Net loan charge-offs (annualized) as a percentage of average total loans (2)	2.14%	2.50	2.40	2.05
Allowance for loan losses as a percentage of total loans (4)	3.18	3.00	3.18	3.00
Allowance for credit losses as a percentage of total loans (4)	3.23	3.07	3.23	3.07

(1)	Certain impaired loans have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Accordingly, the valuation allowance for these impaired loans reduces with the passage of time and that reduction is recognized as interest income.
(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.
(3)	Includes $693 million related to the adoption of consolidation accounting guidance on January 1, 2010.
(4)	The allowance for credit losses includes $379 million and $233 million at September 30, 2010 and 2009, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

Nonaccrual loans were $28.3 billion at September 30, 2010, and $24.4 billion at December 31, 2009. PCI loans have been classified as accruing. Loans 90 days or more past due as to interest or principal and still accruing interest were $18.8 billion at September 30, 2010, and $22.2 billion at December 31, 2009. The balances included $14.5 billion and $15.3 billion, respectively, in advances pursuant to our servicing agreements to the Government National Mortgage Association (GNMA) mortgage pools and similar loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Impaired Loans and Troubled Debt Restructurings (TDRs)
We consider a loan to be impaired when, based on current information and events, it is probable that we will not be able to collect all principal and/or interest amounts as scheduled in accordance with the contractual terms of the loan. FASB ASC 310-10-35 (formerly FAS No. 114) impaired loan accounting guidance requires loan-specific impairment assessment for larger-balance impaired loans and all TDRs, both accruing and nonaccruing. The table below summarizes the recorded investment and related allowance information for all impaired loans that are subject to ASC 310-10-35 assessment and disclosures. In accordance with that accounting guidance, we determine the allowance for loans that are individually deemed to be impaired, based on cash flows estimated for their life, discounted at the loan’s effective interest rate or on the value of the underlying collateral if we determine that collateral will be the sole source of repayment (collateral-dependent). Impaired loans will not have a related allowance for credit losses if the collateral value or the present value of expected cash flows (discounted at the pre-modification rate) exceed the recorded investment. The following table does not include PCI loans as those loans are subject to different accounting and reporting requirements.

	Recorded investment
					Impaired loans with
					related allowance for				Related allowance
	Impaired loans				credit losses				for credit losses
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,
(in millions)	2010		2009(1)		2010		2009(1)		2010		2009(1)

Commercial and commercial real estate	$12,476		10,562		10,540		9,666		2,346		1,502
Consumer	13,191		8,268		13,191		8,268		3,402		1,765

Total	$25,667		18,830		23,731		17,934		5,748		3,267

(1)	Balances have been revised to conform with current period presentation.
The average recorded investment in impaired loans was $23.8 billion and $22.0 billion in the third quarter and first nine months of 2010, respectively. Included in total impaired loans above are $279 million at September 30, 2010, and $561 million at December 31, 2009, of collateral-dependent loans for which the impairment measurement is based on the underlying collateral value.
The following table presents interest income recognized on impaired loans after impairment.

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions)	2010	2009		2010	2009

Cash basis of accounting	$95	34		196	85
Other (1)	113	22		362	73

Total	$208	56		558	158

(1)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See Footnote 1 to the table of changes in the allowance for credit losses.

Purchased Credit-Impaired Loans
PCI loans had an unpaid principal balance of $68.8 billion at September 30, 2010, and $83.6 billion at December 31, 2009, and a carrying value, before the deduction of any related allowance for loan losses, of $43.8 billion and $51.7 billion, respectively.
The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is accreted into interest income over the estimated lives of the PCI loans using the effective yield method. The accretable yield is affected by:
•	Changes in interest rate indices for variable rate PCI loans — Expected future cash flows are based on the variable rates in effect at the time of the quarterly assessment of expected cash flows;
•	Changes in prepayment assumptions — Prepayments affect the estimated life of PCI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life — These changes in expected cash flows are driven by updates to the credit outlook and actions taken with our borrowers. Expected benefits from loan modifications are included in the quarterly assessment of expected future cash flows.
The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)

Total, December 31, 2008 (refined)	$10,447
Accretion	(2,606)
Reclassification from nonaccretable difference for loans with improving cash flows	441
Changes in expected cash flows that do not affect nonaccretable difference (1)	6,277

Total, December 31, 2009	14,559
Accretion	(1,857)
Reclassification from nonaccretable difference for loans with improving cash flows	3,234
Changes in expected cash flows that do not affect nonaccretable difference (1)	743

Total, September 30, 2010	$16,679

Total, June 30, 2010	$15,085
Accretion	(528)
Reclassification from nonaccretable difference for loans with improving cash flows	639
Changes in expected cash flows that do not affect nonaccretable difference (1)	1,483

Total, September 30, 2010	$16,679

(1)	Represents changes in interest cash flows due to the impact of modifications incorporated into the quarterly assessment of expected future cash flows and/or changes in interest rates on variable rate PCI loans.

When it is estimated that the expected cash flows have decreased subsequent to acquisition for a PCI loan or pool of loans, an allowance is established and a provision for additional loss is recorded as a charge to income. The following table summarizes the changes in allowance for PCI loan losses.

	Commercial ,
	CRE and		Other
(in millions)	foreign	Pick-a-Pay	consumer	Total

Balance, December 31, 2008	$—	—	—	—
Provision for losses due to credit deterioration	850	—	3	853
Charge-offs	(520)	—	—	(520)

Balance, December 31, 2009	330	—	3	333
Provision for losses due to credit deterioration	715	—	35	750
Charge-offs	(683)	—	(21)	(704)

Balance, September 30, 2010	$362	—	17	379

Balance, June 30, 2010	$206	—	19	225
Provision for losses due to credit deterioration	339	—	9	348
Charge-offs	(183)	—	(11)	(194)

Balance, September 30, 2010	$362	—	17	379

6. OTHER ASSETS
The components of other assets were:

	Sept. 30	,	Dec. 31	,
(in millions)	2010		2009

Nonmarketable equity investments:
Cost method:
Private equity investments	$2,995		3,808
Federal bank stock	5,511		5,985

Total cost method	8,506		9,793
Equity method	7,234		5,138
Principal investments (1)	345		1,423

Total nonmarketable equity investments	16,085		16,354
Corporate/bank-owned life insurance	19,770		19,515
Accounts receivable	19,807		20,565
Interest receivable	5,175		5,946
Core deposit intangibles	9,370		10,774
Customer relationship and other amortized intangibles	1,931		2,154
Net deferred tax assets	—		3,212
Foreclosed assets:
GNMA loans (2)	1,492		960
Other	4,635		2,199
Operating lease assets	1,977		2,395
Due from customers on acceptances	308		810
Other	16,658		19,296

Total other assets	$97,208		104,180

(1)	Principal investments are recorded at fair value with realized and unrealized gains (losses) included in net gains (losses) from equity investments in the income statement.
(2)	Consistent with regulatory reporting requirements, foreclosed assets include foreclosed real estate securing GNMA loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the FHA or guaranteed by the VA.
Income related to nonmarketable equity investments was:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2010	2009	2010	2009

Net gains (losses) from:
Private equity investments	$90	(95)	244	(386)
Principal investments	4	6	25	(9)
All other nonmarketable equity investments	(86)	(37)	(124)	(180)

Net gains (losses) from nonmarketable equity investments	$8	(126)	145	(575)

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
SPEs are generally considered variable interest entities (VIEs). A VIE is an entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities. Under existing accounting guidance, a VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. In accordance with existing accounting guidance, we assess whether or not we are the primary beneficiary of a VIE on an on-going basis.
We have segregated our involvement with VIEs between those VIEs which we consolidate, those which we do not consolidate and transfers of financial assets that are accounted for as secured borrowings. Secured borrowings are transactions involving transfers of our financial assets to third parties that are accounted for as financings with the assets pledged as collateral. Accordingly, the transferred assets remain recognized on our balance sheet. Subsequent tables within this Note further segregate these transactions by structure type.

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

				Transfers that
	VIEs that we	VIEs		we account
	do not	that we		for as secured
(in millions)	consolidate	consolidate		borrowings	Total

September 30, 2010
Cash	$—	150		537	687
Trading assets	5,444	95		32	5,571
Securities available for sale (1)	27,312	2,735		7,721	37,768
Loans	12,346	18,646		1,541	32,533
Mortgage servicing rights	11,405	—		—	11,405
Other assets	3,481	1,541		92	5,114

Total assets	59,988	23,167		9,923	93,078

Short-term borrowings	—	4,717	(2)	6,985	11,702
Accrued expenses and other liabilities	3,266	614	(2)	14	3,894
Long-term debt	—	8,928	(2)	1,750	10,678

Total liabilities	3,266	14,259		8,749	26,274

Noncontrolling interests	—	40		—	40

Net assets	$56,722	8,868		1,174	66,764

December 31, 2009
Cash	$—	273		328	601
Trading assets	6,097	77		35	6,209
Securities available for sale (1)	35,186	1,794		7,126	44,106
Loans	15,698	561		2,007	18,266
Mortgage servicing rights	16,233	—		—	16,233
Other assets	5,604	2,595		68	8,267

Total assets	78,818	5,300		9,564	93,682

Short-term borrowings	—	351		1,996	2,347
Accrued expenses and other liabilities	3,352	708		4,864	8,924
Long-term debt	—	1,448		1,938	3,386

Total liabilities	3,352	2,507		8,798	14,657

Noncontrolling interests	—	68		—	68

Net assets	$75,466	2,725		766	78,957

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.
(2)	Includes the following VIE liabilities at September 30, 2010, with recourse to the general credit of Wells Fargo: Short-term borrowings, $4.7 billion; Accrued expenses and other liabilities, $552 million; and Long-term debt, $77 million.
Transactions with Unconsolidated VIEs
Our transactions with VIEs include securitizations of consumer loans, commercial real estate (CRE) loans, student loans, auto loans and municipal bonds; investment and financing activities involving CDOs backed by asset-backed and CRE securities, collateralized loan obligations (CLOs) backed by corporate loans or bonds, and other types of structured financing. We have various forms of involvement with VIEs, including holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. These involvements with unconsolidated VIEs are recorded on our balance sheet primarily in trading assets, securities available for sale, loans, MSRs, other assets and other liabilities, as appropriate.
The following tables provide a summary of unconsolidated VIEs with which we have significant continuing involvement, but are not the primary beneficiary. The balances presented for September 30, 2010, represent our unconsolidated VIEs for which we consider our involvement to be significant. The balances presented for December 31, 2009, include unconsolidated VIEs with which we have continuing involvement that we no longer consider significant. Accordingly, we have excluded these transactions from the balances presented for September 30, 2010. We have refined our definition of significant continuing involvement in accordance with consolidation accounting guidance to exclude unconsolidated VIEs when our continuing involvement relates to third-party sponsored VIEs for which we were not the transferor, and unconsolidated VIEs for which we were the sponsor but do not have any other significant continuing involvement.
Significant continuing involvement includes transactions where we were the sponsor or transferor and have other significant forms of involvement. Sponsorship includes transactions with unconsolidated VIEs where we solely or materially participated in the initial design or structuring of the entity or marketing of the transaction to investors. When we transfer assets to a VIE and account for the transfer as a sale, we are considered the transferor. We consider investments in securities held outside of trading, loans, guarantees, liquidity agreements, written options and servicing of collateral to be other forms of involvement that may be significant. We have excluded certain transactions with unconsolidated VIEs from the September 30, 2010, balances presented in the table below where we have determined that our continuing involvement is not significant due to the temporary nature and size of our variable interests, because we were not the transferor or because we were not involved in the design or operations of the unconsolidated VIEs.

					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets

September 30, 2010
		Carrying value — asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,092,762	5,065	10,297	—	(1,020)	14,342
Other/nonconforming	86,811	3,737	457	3	(4)	4,193
Commercial mortgage securitizations	206,098	5,559	606	392	—	6,557
Collateralized debt obligations:
Debt securities	21,252	1,472	—	1,090	—	2,562
Loans (2)	10,010	9,761	—	—	—	9,761
Asset-based finance structures	14,451	8,759	—	(125)	—	8,634
Tax credit structures	20,219	3,210	—	—	(826)	2,384
Collateralized loan obligations	14,507	2,897	—	65	—	2,962
Investment funds	13,278	1,404	—	—	—	1,404
Other (3)	19,095	3,362	45	520	(4)	3,923

Total	$1,498,483	45,226	11,405	1,945	(1,854)	56,722

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$5,065	10,297	—	4,145	19,507
Other/nonconforming		3,737	457	3	10	4,207
Commercial mortgage securitizations		5,559	606	634	—	6,799
Collateralized debt obligation:
Debt securities		1,472	—	3,151	11	4,634
Loans (2)		9,761	—	—	—	9,761
Asset-based finance structures		8,759	—	125	1,966	10,850
Tax credit structures		3,210	—	—	1	3,211
Collateralized loan obligations		2,897	—	65	499	3,461
Investment funds		1,404	—	—	97	1,501
Other (3)		3,362	45	1,251	861	5,519

Total		$45,226	11,405	5,229	7,590	69,450

(continued on following page)

(continued from previous page)

					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets

December 31, 2009
		Carrying value — asset (liability)

Residential mortgage loan securitizations (4):
Conforming	$1,150,515	5,846	13,949	—	(869)	18,926
Other/nonconforming	251,850	11,683	1,538	16	(15)	13,222
Commercial mortgage securitizations	345,561	3,760	696	489	—	4,945
Collateralized debt obligations:
Debt securities	45,684	3,024	—	1,746	—	4,770
Loans (2)	10,215	9,964	—	—	—	9,964
Multi-seller commercial paper conduit (5)	5,160	—	—	—	—	—
Asset-based finance structures	17,467	10,187	—	(72)	(248)	9,867
Tax credit structures	27,537	4,659	—	—	(653)	4,006
Collateralized loan obligations	23,830	3,602	—	64	—	3,666
Investment funds	84,642	1,831	—	—	(129)	1,702
Other (3)	23,538	3,626	50	1,015	(293)	4,398

Total	$1,985,999	58,182	16,233	3,258	(2,207)	75,466

		Maximum exposure to loss

Residential mortgage loan securitizations (4):
Conforming		$5,846	13,949	—	4,567	24,362
Other/nonconforming		11,683	1,538	30	218	13,469
Commercial mortgage securitizations		3,760	696	766	—	5,222
Collateralized debt obligations:
Debt securities		3,024	—	3,586	33	6,643
Loans (2)		9,964	—	—	—	9,964
Multi-seller commercial paper conduit		—	—	5,263	—	5,263
Asset-based finance structures		10,187	—	72	968	11,227
Tax credit structures		4,659	—	—	4	4,663
Collateralized loan obligations		3,702	—	64	473	4,239
Investment funds		2,331	—	500	89	2,920
Other (3)		3,626	50	1,818	1,774	7,268

Total		$58,782	16,233	12,099	8,126	95,240

(1)	Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(2)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 92% were rated as investment grade by the primary rating agencies at September 30, 2010. These senior loans were acquired in the Wachovia business combination and are accounted for at amortized cost as initially determined under purchase accounting and are subject to the Company’s allowance and credit charge-off policies.
(3)	Includes student loan securitizations, auto loan securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.
(4)	Total VIE assets at December 31, 2009, includes $20.9 billion of nonconforming residential mortgage securitizations that were consolidated in first quarter 2010.
(5)	The multi-seller commercial paper conduit was consolidated in first quarter 2010.
In the two preceding tables, “Total VIE assets” represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the remaining notional amount of the derivative is included in the asset balance. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” from our involvement with off-balance sheet entities, which is a required disclosure under GAAP, is determined as the carrying value of our involvement with off-balance sheet (unconsolidated) VIEs plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which we believe the possibility is extremely remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

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
For example, we had investments in asset-backed securities that were collateralized by auto leases or loans and cash reserves. These fixed-rate and variable-rate securities have been structured as single-tranche, fully amortizing, unrated bonds that are equivalent to investment-grade securities due to their significant overcollateralization. The securities are issued by SPEs that have been formed by third party auto financing institutions primarily because they require a source of liquidity to fund ongoing vehicle sales operations. The third party auto financing institutions manage the collateral in the VIEs, which is indicative of power in these transactions and we therefore do not consolidate these VIEs.

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
Investment funds
At September 30, 2010, we had investments of $1.4 billion and lending arrangements of $15 million with certain funds managed by one of our majority owned subsidiaries compared with investments of $1.3 billion and lending arrangements of $20 million at December 31, 2009. In addition, we also provide a default protection agreement to a third party lender to one of these funds. Our involvement in these funds is either senior or of equal priority to third party investors. We do not consolidate the investment funds because we do not absorb the majority of the expected future variability associated with the funds’ assets, including variability associated with credit, interest rate and liquidity risks.
Other transactions with VIEs
In August 2008, Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third-party investors by certain of its subsidiaries. ARS are debt instruments with long-term maturities, but which re-price more frequently. All remaining ARS issued by VIEs subject to the agreement were redeemed. At September 30, 2010, we held in our securities available-for-sale portfolio $1.7 billion of ARS issued by VIEs redeemed pursuant to this agreement, compared with $3.2 billion at December 31, 2009.
On November 18, 2009, we reached agreements to purchase additional ARS from eligible investors who bought ARS through one of our broker-dealer subsidiaries. All remaining ARS issued by VIEs subject to the agreement were redeemed. As of September 30, 2010, we held in our securities available-for-sale portfolio $913 million of ARS issued by VIEs redeemed pursuant to this agreement. No securities had been redeemed related to this agreement at December 31, 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.
Trust preferred securities
In addition to the involvements disclosed in the preceding table, we had $18.9 billion of debt financing through the issuance of trust preferred securities at September 30, 2010. In these transactions, VIEs that we wholly own issue preferred equity or debt securities to third party investors. All of the proceeds of the issuance are invested in debt securities that we issue to the VIEs. In certain instances, we may provide liquidity to third party investors that purchase long-term securities that re-price frequently issued by VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us. This is the case even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. We report the debt securities that we issue to the VIEs as long-term debt in our consolidated balance sheet.

Securitization Activity Related to Unconsolidated VIEs
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
We recognized net gains of $2 million and $10 million from transfers accounted for as sales of financial assets in securitizations in the third quarter and first nine months of 2010, respectively, and net gains of $4 million and net losses of $1 million, respectively, in the same periods of 2009. Additionally, we had the following cash flows with our securitization trusts that were involved in transfers accounted for as sales.

	2010		2009
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets

Quarter ended September 30,
Sales proceeds from securitizations (1)	$96,843	—	103,033	—
Servicing fees	1,090	8	1,079	10
Other interests held	448	104	565	12
Purchases of delinquent assets	11	—	13	—
Net servicing advances	16	—	70	—

Nine months ended September 30,
Sales proceeds from securitizations (1)	$260,600	—	304,378	—
Servicing fees	3,187	26	3,163	33
Other interests held	1,300	348	1,728	47
Purchases of delinquent assets	21	—	37	—
Net servicing advances	45	—	199	—

(1)	Represents cash flow data for all loans securitized in the periods presented.
Sales with continuing involvement during the third quarter and the first nine months of 2010 predominantly related to conforming residential mortgage securitizations. During the third quarter and first nine months of 2010 we transferred $97.8 billion and $263.5 billion, respectively, in conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales. These transfers did not result in a gain or loss because the loans are already carried at fair value. In connection with these transfers, in the first nine months of 2010 we recorded a $3.0 billion servicing asset and a $109 million liability for repurchase reserves, which are both measured at fair value using a Level 3 measurement technique.
We used the following key assumptions to measure mortgage servicing assets at the date of securitization:

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
	2010	2009		2010	2009

Prepayment speed assumption (annual CPR(1))	15.4%	11.5		13.8	11.5
Expected weighted-average life (in years)	4.9	6.3		5.4	6.3
Discount rate assumption	7.9%	8.3		8.1	8.7

(1)	Constant prepayment rate.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2010, for residential and commercial mortgage servicing rights, and other interests held related primarily to residential mortgage loan securitizations are presented in the following table. In the following table “Other interests held” exclude securities retained in securitizations issued through GSEs such as FNMA, FHLMC and GNMA because we do not believe the value of these securities would be materially affected by the adverse changes in assumptions noted in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.

		Other interests held
	Mortgage	Interest-
	servicing	only	Subordinated	Senior
(in millions)	rights	strips	bonds	bonds

Fair value of interests held at September 30, 2010	$13,834	240	47	473
Expected weighted-average life (in years)	4.5	4.5	8.8	3.7
Prepayment speed assumption (annual CPR)	15.8%	12.3	4.1	22.2
Decrease in fair value from:
10% adverse change	$808	8	—	2
25% adverse change	1,890	18	—	5
Discount rate assumption	8.0%	17.4	7.1	6.6
Decrease in fair value from:
100 basis point increase	$616	7	3	13
200 basis point increase	1,180	12	6	26
Credit loss assumption			0.7%	4.0
Decrease in fair value from:
10% higher losses			$—	1
25% higher losses			—	3

In addition to the interests included in the table above, we have also recorded a liability for mortgage loan repurchase losses. The key economic assumptions and the sensitivity of the liability to immediate adverse changes in these assumptions at September 30, 2010, are presented in the following table:

Mortgage
repurchase
(in millions)	liability

Balance at September 30, 2010	$1,331
Credit loss assumption	50.0%
Increase in liability from:
10% higher losses	$138
25% higher losses	345
Repurchase rate assumption	0.4%
Increase in liability from:
10% higher repurchase rates	$107
25% higher repurchase rates	267

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

The table below presents information about the principal balances of off-balance sheet securitized loans, including residential mortgages sold to FNMA, FHLMC and GNMA and securitizations where servicing is our only form of continuing involvement. Delinquent loans include loans 90 days or more past due and still accruing interest as well as nonaccrual loans. Delinquent loans and net charge-offs exclude loans sold to FNMA, FHLMC and GNMA. We continue to service those loans and would only experience a loss if required to repurchase a delinquent loan due to a breach in original representations and warranties associated with their required underwriting standards.

									Net charge-offs
									(recoveries)
	Total loans				Delinquent loans				Nine months ended
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,	Sept. 30		,
(in millions)	2010		2009		2010		2009		2010	2009

Commercial and commercial real estate:
Commercial	$3		78		—		65		—	—
Real estate mortgage	215,281		221,516		17,795		7,208		470	58

Total commercial and commercial real estate	215,284		221,594		17,795		7,273		470	58

Consumer:
Real estate 1-4 family first mortgage	1,123,025		1,062,938		5,706		7,501		1,060	935
Real estate 1-4 family junior lien mortgage	3		3,292		—		76		—	16
Other revolving credit and installment	2,502		5,104		107		100		—	88

Total consumer	1,125,530		1,071,334		5,813		7,677		1,060	1,039

Total off-balance sheet securitized loans	$1,340,814		1,292,928		$23,608		14,950		1,530	1,097

Transactions with Consolidated VIEs and Secured Borrowings
The following table presents a summary of transfers of financial assets accounted for as secured borrowings and involvements with consolidated VIEs. “Consolidated assets” are presented using GAAP measurement methods, which may include fair value, credit impairment or other adjustments, and therefore in some instances will differ from “Total VIE assets.” On the consolidated balance sheet, we separately disclose the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs.

		Carrying value
	Total		Third
	VIE	Consolidated	party	Noncontrolling	Net
(in millions)	assets	assets	liabilities	interests	assets

September 30, 2010
Secured borrowings:
Municipal tender option bond securitizations	$9,858	7,768	(6,990)	—	778
Auto loan securitizations	181	181	(26)	—	155
Commercial real estate loans	1,316	1,316	(1,273)	—	43
Residential mortgage securitizations	747	658	(460)	—	198

Total secured borrowings	12,102	9,923	(8,749)	—	1,174

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	15,678	14,750	(7,482)	—	7,268
Multi-seller commercial paper conduit	4,194	4,194	(4,319)	—	(125)
Auto loan securitizations	1,203	1,203	(1,171)	—	32
Structured asset finance	150	150	(31)	(11)	108
Investment funds	1,244	1,244	(53)	(14)	1,177
Other	1,628	1,626	(1,203)	(15)	408

Total consolidated VIEs	24,097	23,167	(14,259)	(40)	8,868

Total secured borrowings and consolidated VIEs	$36,199	33,090	(23,008)	(40)	10,042

December 31, 2009
Secured borrowings:
Municipal tender option bond securitizations (1)	$9,649	7,189	(6,856)	—	333
Auto loan securitizations	274	274	(121)	—	153
Commercial real estate loans	1,309	1,309	(1,269)	—	40
Residential mortgage securitizations	901	792	(552)	—	240

Total secured borrowings	12,133	9,564	(8,798)	—	766

Consolidated VIEs:
Structured asset finance	2,791	1,074	(1,088)	(10)	(24)
Investment funds	2,257	2,245	(271)	(33)	1,941
Other	2,697	1,981	(1,148)	(25)	808

Total consolidated VIEs	7,745	5,300	(2,507)	(68)	2,725

Total secured borrowings and consolidated VIEs	$19,878	14,864	(11,305)	(68)	3,491

(1)	Balances have been revised to conform with current period presentation.
In addition to the transactions included in the table above, at September 30, 2010, we had issued approximately $6.0 billion of private placement debt financing through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At September 30, 2010, we had pledged approximately $5.9 billion in loans, $586 million in securities available for sale and $71 million in cash and cash equivalents to collateralize the VIE’s borrowings. Such assets were not transferred to the VIE and accordingly we have excluded the VIE from the previous table.

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
The changes in residential MSRs measured using the fair value method were:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2010	2009	2010	2009

Fair value, beginning of period	$13,251	15,690	16,004	14,714
Adjustments from adoption of consolidation accounting guidance	—	—	(118)	—
Acquired from Wachovia (1)	—	—	—	34
Servicing from securitizations or asset transfers	1,043	1,517	3,040	5,045

Net additions	1,043	1,517	2,922	5,079

Changes in fair value:
Due to changes in valuation model inputs or assumptions (2)	(1,132)	(2,078)	(4,570)	(2,586)
Other changes in fair value (3)	(676)	(629)	(1,870)	(2,707)

Total changes in fair value	(1,808)	(2,707)	(6,440)	(5,293)

Fair value, end of period	$12,486	14,500	12,486	14,500

(1)	Reflects refinements to initial purchase accounting adjustments.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(3)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized commercial MSRs were:

	Quarter ended Sept. 30		,	Nine months ended Sept. 30	,
(in millions)	2010	2009		2010	2009

Balance, beginning of period	$1,037	1,205		1,119	1,446
Adjustments from adoption of consolidation accounting guidance	—	—		(5)	—
Purchases	14	—		22	10
Acquired from Wachovia (1)	—	—		—	(135)
Servicing from securitizations or asset transfers	18	21		46	43
Amortization	(56)	(64)		(169)	(202)

Balance, end of period (2)	$1,013	1,162		1,013	1,162

Fair value of amortized MSRs:
Beginning of period	$1,307	1,311		1,261	1,555
End of period	1,349	1,277		1,349	1,277

(1)	Reflects refinements to initial purchase accounting adjustments.
(2)	There was no valuation allowance recorded for the periods presented. Commercial MSRs are evaluated for impairment purposes by the following asset classes: agency and non-agency commercial mortgage-backed securities (MBS), and loans.

We present the components of our managed servicing portfolio in the table below at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

	Sept. 30	,	Dec. 31	,
(in billions)	2010		2009

Residential mortgage servicing:
Serviced for others	$1,433		1,422
Owned loans serviced	365		364
Subservicing	10		10

Total residential servicing	1,808		1,796

Commercial mortgage servicing:
Serviced for others	439		454
Owned loans serviced	99		105
Subservicing	10		10

Total commercial servicing	548		569

Total managed servicing portfolio	$2,356		2,365

Total serviced for others	$1,872		1,876
Ratio of MSRs to related loans serviced for others	0.72%		0.91

The components of mortgage banking noninterest income were:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2010	2009	2010	2009

Servicing income, net:
Servicing fees	$1,192	1,085	3,468	3,117
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (1)	(1,132)	(2,078)	(4,570)	(2,586)
Other changes in fair value (2)	(676)	(629)	(1,870)	(2,707)

Total changes in fair value of residential MSRs	(1,808)	(2,707)	(6,440)	(5,293)
Amortization	(56)	(64)	(169)	(202)
Net derivative gains from economic hedges (3)	1,188	3,605	6,241	6,019

Total servicing income, net	516	1,919	3,100	3,641
Net gains on mortgage loan origination/sales activities	1,983	1,148	3,880	4,976

Total mortgage banking noninterest income	$2,499	3,067	6,980	8,617

Market-related valuation changes to MSRs, net of hedge results (1)+(3)	$56	1,527	1,671	3,433

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.
(3)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 11 — Free-Standing Derivatives in this Report for additional discussion and detail.
Servicing fees are presented net of certain unreimbursed direct servicing obligations primarily associated with workout activities. In addition, servicing fees in the table above included:

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions)	2010	2009		2010	2009

Contractually specified servicing fees	$1,160	1,132		3,421	3,324
Late charges	100	80		278	246
Ancillary fees	111	59		328	207

9. INTANGIBLE ASSETS
The gross carrying value of intangible assets and accumulated amortization was:

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	value	amortization	value	value	amortization	value

Amortized intangible assets:
MSRs (1)	$1,665	652	1,013	1,606	487	1,119
Core deposit intangibles	15,133	5,763	9,370	15,140	4,366	10,774
Customer relationship and
other intangibles	3,078	1,147	1,931	3,050	896	2,154

Total amortized intangible assets	$19,876	7,562	12,314	19,796	5,749	14,047

MSRs (carried at fair value) (1)	$12,486	—	12,486	16,004	—	16,004
Goodwill	24,831	—	24,831	24,812	—	24,812
Trademark	14	—	14	14	—	14

(1)	See Note 8 in this Report for additional information on MSRs.
The following table provides the current year and estimated future amortization expense for amortized intangible assets as of September 30, 2010.

			Customer
	Amortized	Core	relationship
	commercial	deposit	and other
(in millions)	MSRs	intangibles	intangibles (1)	Total

Nine months ended September 30, 2010 (actual)	$168	1,406	248	1,822

Estimate for year ending December 31,
2010	$223	1,872	331	2,426
2011	208	1,593	288	2,089
2012	170	1,396	269	1,835
2013	134	1,241	252	1,627
2014	115	1,113	234	1,462
2015	107	1,022	212	1,341

(1)	Includes amortization of lease intangibles reported in occupancy expense of $4 million for the first nine months of 2010, and estimated amortization of $6 million, $9 million, $8 million, $8 million, $5 million, and $4 million for 2010, 2011, 2012, 2013, 2014 and 2015, respectively.
We based our projections of amortization expense shown above on existing asset balances at September 30, 2010. Future amortization expense may vary from these projections.

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

			Wealth	,
	Community	Wholesale	Brokerage and		Consolidated
(in millions)	Banking	Banking	Retirement		Company

Balance, December 31, 2008	$16,810	5,449	368		22,627
Goodwill from business combinations	926	493	—		1,419
Foreign currency translation adjustments	6	—	—		6

Balance, September 30, 2009	$17,742	5,942	368		24,052

Balance, December 31, 2009	$18,160	6,279	373		24,812
Goodwill from business combinations	—	19	—		19

Balance, September 30, 2010	$18,160	6,298	373		24,831

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

	September 30, 2010			December 31, 2009
		Maximum	Non-		Maximum	Non-
	Carrying	exposure	investment	Carrying	exposure	investment
(in millions)	value	to loss	grade	value	to loss	grade

Standby letters of credit	$147	45,159	19,791	148	49,997	21,112
Securities lending and other indemnifications	49	14,032	4,326	51	20,002	2,512
Liquidity agreements (1)	—	55	1	66	7,744	—
Written put options (1)(2)	953	7,530	3,348	803	8,392	3,674
Loans sold with recourse	116	5,280	3,554	96	5,049	2,400
Residual value guarantees	8	197	—	8	197	—
Contingent consideration	18	90	88	11	145	102
Other guarantees	—	75	2	—	55	2

Total guarantees	$1,291	72,418	31,110	1,183	91,581	29,802

(1)	Certain of these agreements are related to off-balance sheet entities and, accordingly, are also disclosed in Note 7 in this Report.
(2)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 11 in this Report.
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
Standby letters of credit
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
Securities lending and other indemnifications
As a securities lending agent, we lend securities from participating institutional clients portfolios to third-party borrowers. We indemnify our clients against default by the borrower in returning these lent securities. This indemnity is supported by collateral received from the borrowers. Collateral is generally in the form of cash or highly liquid securities that are marked to market daily. There was $14.4 billion at September 30, 2010, and $20.7 billion at December 31, 2009, in collateral supporting loaned securities with values of $14.0 billion and $20.0 billion, respectively.
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
Liquidity agreements
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
Loans sold with recourse
In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain period of time. The maximum exposure to loss represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions, but the likelihood of the repurchase of the entire balance is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In third quarter 2010, we did not repurchase a significant amount of loans associated with these agreements.
Residual value guarantees
We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At September 30, 2010, the only remaining residual value guarantee is related to a leasing transaction on certain corporate buildings. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent

(generally 80% to 89%) of the asset’s cost, we would be required to reimburse the lessor under our guarantee.
Contingent consideration
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
Legal Actions
The following supplements and amends our discussion of certain matters previously reported in Item 3 (Legal Proceedings) of our 2009 Form 10-K and our 2010 First and Second Quarter Form 10-Q for events occurring in third quarter 2010.
Adelphia Litigation On September 21, 2010, an agreement in principle was reached between the Adelphia Resolution Trust and all of the defendant banks to settle the remaining claims against the Banks. The agreement is subject to approval by the Court. A hearing on approval of the settlement is scheduled for November 18, 2010.
ERISA Litigation On August 6, 2010, an order was entered by the U.S. District Court for the Western District of North Carolina dismissing, with prejudice, the plaintiffs’ complaint in the In re Wachovia Corporation ERISA Litigation case. Plaintiffs have appealed. On October 18, 2010, an agreement in principle was reached to settle the Figas v. Wells Fargo & Company, et al. case. The agreement is subject to approval by the Court and an independent fiduciary.
Golden West and Related Litigation Two individual shareholder actions in South Carolina have been dismissed and the shareholders have appealed.
Municipal Derivatives Bid Practice Investigation On September 21, 2010 a complaint, captioned Active Retirement Community, Inc. d/b/a Jefferson’s Ferry v. Bank of America, N.A., et al., was filed in the U.S. District Court for the Eastern District of New York. The case asserts claims against Wachovia Bank, N.A. and Wells Fargo & Company that are substantially similar to other previously disclosed civil cases.
Order of Posting Litigation A series of putative class actions have been filed against Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as well as many other banks, challenging the high to low order in which the Banks post debit card transactions to consumer deposit accounts. There are currently twelve such cases pending against Wells Fargo Bank (including the Wachovia Bank cases to which Wells Fargo succeeded), all but three of which have been consolidated in multi-district litigation proceedings in the U.S. District Court for the Southern District of Florida. On August 10, 2010, the U.S. District Court for the Northern District of California issued an order in Gutierrez v. Wells Fargo Bank, N.A., one of the three cases that were not consolidated in the multi-district proceedings, enjoining the Bank’s use of the high to low posting method for debit card transactions with respect to the plaintiff class of California depositors, directing that the Bank establish a different posting methodology and ordering remediation in the approximate amount of $203 million. On October 26, 2010, a final judgment was entered in Gutierrez. Wells Fargo will appeal.

In Re Wells Fargo Mortgage-Backed Certificates Litigation and Related Mortgage Litigation and Investigations On October 5, 2010, Wells Fargo’s motion to dismiss the amended complaint in the Northern District of California was granted in part and denied in part.
On October 15, 2010, three actions, captioned Federal Home Loan Bank of Chicago v. Banc of America Funding Corporation, et al. (filed in the Cook County Circuit Court, State of Illinois); Federal Home Loan Bank of Chicago v. Banc of America Securities LLC, et al. (filed in the Superior Court of the State of California for the County of Los Angeles); and Federal Home Loan Bank of Indianapolis v. Banc of America Mortgage America Securities, Inc., et al. (filed in the Superior Court of the State of Indiana for the County of Marion), named multiple defendants, described as issuers/depositors, and underwriters/dealers of private label mortgage-backed securities, in an action asserting claims that defendants used false and misleading statements in offering documents for the sale of such securities. The Bank of Chicago asserts that it purchased approximately $4.2 billion and the Bank of Indianapolis asserts that it purchased nearly $3 billion of such securities from the defendants. Plaintiffs seek rescission of the sales and damages under state securities and other laws and Section 11 of the Securities Act of 1933. Wells Fargo Asset Securities Corporation, Wells Fargo Bank, N.A. and Wells Fargo & Company were named among the defendants. In addition, various class actions have been filed against Wells Fargo Bank, N.A. and other banks challenging aspects of the foreclosure process, alleging, among other things, that banks improperly split notes and mortgages, use inappropriate foreclosure plaintiffs, misapply payments in violation of the terms of notes and mortgages, and submit fraudulent and inaccurate foreclosure affidavits. Wells Fargo Bank, N.A. has received inquiries from state Attorneys General, other state and federal regulators and officers, and legislative committees into its mortgage foreclosure practices and procedures. Wells Fargo is appropriately responding to these inquiries as well as internally reviewing its practices and procedures. At present, Wells Fargo cannot estimate the possible loss or range of loss with respect to the allegations concerning the mortgage related litigation and investigations described above.
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
The following table presents the total notional or contractual amounts and fair values for derivatives, the fair values of derivatives designated as qualifying hedge contracts, which are used as asset/liability management hedges, and free-standing derivatives (economic hedges) not designated as hedging instruments are recorded on the balance sheet in other assets or other liabilities. Customer accommodation, trading and other free-standing derivatives are recorded on the balance sheet at fair value in trading assets or other liabilities.

	September 30, 2010			December 31, 2009
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives

Qualifying hedge contracts
Interest rate contracts (1)	$109,967	9,345	2,370	119,966	6,425	1,302
Foreign exchange contracts	26,989	2,063	541	30,212	1,553	811

Total derivatives designated as qualifying hedging instruments		11,408	2,911		7,978	2,113

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	517,729	3,249	2,673	633,734	4,441	4,873
Equity contracts	—	—	—	300	—	2
Foreign exchange contracts	1,881	11	58	7,019	233	29
Credit contracts — protection purchased	437	103	—	577	261	—
Other derivatives	4,474	—	91	4,583	—	40

Subtotal		3,363	2,822		4,935	4,944

Customer accommodation, trading
and other free-standing derivatives:
Interest rate contracts	2,752,345	79,129	79,689	2,741,119	54,873	54,033
Commodity contracts	77,405	4,142	4,138	92,182	5,400	5,182
Equity contracts	74,316	3,121	3,193	71,572	2,459	3,067
Foreign exchange contracts	157,496	3,326	3,105	142,012	3,084	2,737
Credit contracts — protection sold	50,972	555	6,748	76,693	979	9,577
Credit contracts — protection purchased	50,098	5,633	542	81,357	9,349	1,089
Other derivatives	283	13	12	2,314	427	171

Subtotal		95,919	97,427		76,571	75,856

Total derivatives not designated as hedging instruments		99,282	100,249		81,506	80,800

Total derivatives before netting		110,690	103,160		89,484	82,913

Netting (3)		(87,944)	(95,368)		(65,926)	(73,303)

Total		$22,746	7,792		23,558	9,610

(1)	Notional amounts presented exclude $20.9 billion at both September 30, 2010, and December 31, 2009, of basis swaps that are combined with receive fixed-rate / pay floating-rate swaps and designated as one hedging instrument.
(2)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.
(3)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements under the accounting guidance covering the offsetting of amounts related to certain contracts. The amount of cash collateral netted against derivative assets and liabilities was $6.5 billion and $14.0 billion, respectively, at September 30, 2010, and $5.3 billion and $14.1 billion, respectively, at December 31, 2009.
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

	Interest rate
	contracts hedging:		Foreign exchange contracts hedging:
						Total net
	Securities		Securities			gains (losses)
	available	Long-term	available	Short-term	Long-term	on fair value
(in millions)	for sale	debt	for sale	borrowings	debt	hedges

Quarter ended September 30, 2010
Gains (losses) recorded in net interest income	$(93)	550	—	—	98	555

Gains (losses) recorded in noninterest income
Recognized on derivatives	$(443)	1,168	111	—	2,090	2,926
Recognized on hedged item	462	(1,110)	(112)	—	(2,133)	(2,893)

Recognized on fair value hedges (ineffective portion)	$19	58	(1)	—	(43)	33	(1)

Quarter ended September 30, 2009
Gains (losses) recorded in net interest income	$(84)	484	(7)	—	94	487

Gains (losses) recorded in noninterest income
Recognized on derivatives	$(242)	1,292	(1)	—	270	1,319
Recognized on hedged item	253	(1,297)	1	—	(266)	(1,309)

Recognized on fair value hedges (ineffective portion)	$11	(5)	—	—	4	10	(1)

Nine months ended September 30, 2010
Gains (losses) recorded in net interest income	$(281)	1,608	(2)	—	282	1,607

Gains (losses) recorded in noninterest income
Recognized on derivatives	$(1,211)	3,444	300	—	(815)	1,718
Recognized on hedged item	1,247	(3,253)	(301)	—	799	(1,508)

Recognized on fair value hedges (ineffective portion)	$36	191	(1)	—	(16)	210	(1)

Nine months ended September 30, 2009
Gains (losses) recorded in net interest income	$(196)	1,131	(53)	28	248	1,158

Gains (losses) recorded in noninterest income
Recognized on derivatives	$552	(2,177)	(1)	—	1,212	(414)
Recognized on hedged item	(543)	2,086	1	—	(1,217)	327

Recognized on fair value hedges (ineffective portion)	$9	(91)	—	—	(5)	(87	)(1)

(1)	Third quarter and nine months ended September 30, 2010, included $(1) million and nil, respectively, and third quarter and nine months ended September 30, 2009, included $(2) million and $(9) million, respectively, of gains (losses) on forward derivatives hedging foreign currency securities available for sale, short-term borrowings and long-term debt, representing the portion of derivatives gains (losses) excluded from the assessment of hedge effectiveness (time value).

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
We expect that $336 million of deferred net gains on derivatives in OCI at September 30, 2010, will be reclassified as earnings during the next twelve months, compared with $284 million at December 31, 2009. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 8 years for both hedges of floating-rate debt and floating-rate commercial loans.
The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships as defined by the Derivatives and Hedging topic in the Codification.

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions)	2010	2009		2010	2009

Gains (after tax) recognized in OCI on derivatives (effective portion)	$241	196		590	68
Gains (pre tax) reclassified from cumulative OCI into net interest income (effective portion)	266	129		594	408
Gains (losses) (pre tax) recognized in noninterest income on derivatives (ineffective portion) (1)	(4)	27		2	38

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.
Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime residential MHFS, derivative loan commitments and other interests held, with the resulting gain or loss reflected in other income.
The derivatives used to hedge residential MSRs, which include swaps, swaptions, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative gains of $1.2 billion and net derivative gains of $6.2 billion, respectively, in the third quarter and first nine months of 2010 and net derivative gains of $3.6 billion and $6.0 billion, respectively, in the same periods of 2009 from economic hedges related to our mortgage servicing activities and are included in mortgage banking noninterest income. The aggregate fair value of these derivatives used as economic hedges was a net asset of $1.1 billion at September 30, 2010, and a net liability of $961 million at December 31, 2009. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative OCI (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as most residential MHFS, is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $223 million at September 30, 2010, and a net liability of $312 million at December 31, 2009, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.
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

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2010	2009	2010	2009

Gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts (1)
Recognized in noninterest income:
Mortgage banking	$(267)	1,780	1,158	4,836
Other	(46)	2	(82)	1
Foreign exchange contracts	(82)	24	63	6
Equity contracts	—	—	—	2
Credit contracts	(24)	(98)	(149)	(212)

Subtotal	(419)	1,708	990	4,633

Gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts (2)
Recognized in noninterest income:
Mortgage banking	1,512	1,274	4,059	1,671
Other	(322)	27	(157)	839
Commodity contracts	56	14	89	(25)
Equity contracts	(141)	(48)	308	(229)
Foreign exchange contracts	98	224	364	482
Credit contracts	(20)	(459)	(508)	(557)
Other	18	(10)	(1)	(186)

Subtotal	1,201	1,022	4,154	1,995

Net gains recognized related to derivatives not designated as hedging instruments	$782	2,730	5,144	6,628

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs, interest rate lock commitments, loans held for sale and mortgages held for sale.
(2)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Protection
			sold—	purchased	Net
			non-	with	protection	Other
	Fair value	Protection	investment	identical	sold	protection	Range of
(in millions)	liability	sold (A)	grade	underlyings (B)	(A) - (B)	purchased	maturities

September 30, 2010
Credit default swaps on:
Corporate bonds	$1,232	31,622	15,959	23,805	7,817	7,394	2010-2020
Structured products	4,355	5,964	5,230	4,998	966	2,644	2016-2056
Credit protection on:
Default swap index	14	2,902	1,134	2,508	394	1,037	2010-2017
Commercial mortgage-backed securities index	926	2,571	674	1,972	599	350	2049-2052
Asset-backed securities index	204	252	252	156	96	143	2037-2046
Loan deliverable credit default swaps	5	489	476	396	93	251	2010-2014
Other	12	7,172	6,540	37	7,135	3,269	2010-2056

Total credit derivatives	$6,748	50,972	30,265	33,872	17,100	15,088

December 31, 2009
Credit default swaps on:
Corporate bonds	$2,419	55,511	23,815	44,159	11,352	12,634	2010-2018
Structured products	4,498	6,627	5,084	4,999	1,628	3,018	2014-2056
Credit protection on:
Default swap index	23	6,611	2,765	4,202	2,409	2,510	2010-2017
Commercial mortgage-backed securities index	1,987	5,188	453	4,749	439	189	2049-2052
Asset-backed securities index	637	830	660	696	134	189	2037-2046
Loan deliverable credit default swaps	12	510	494	423	87	287	2010-2014
Other	1	1,416	809	32	1,384	100	2010-2020

Total credit derivatives	$9,577	76,693	34,080	59,260	17,433	18,927

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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt, based on certain major credit rating agencies indicated in the relevant contracts, were to fall below investment grade, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $14.4 billion at September 30, 2010, and $7.5 billion at December 31, 2009, for which we had posted $13.7 billion and $7.1 billion, respectively, in collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2010, or December 31, 2009, we would have been required to post additional collateral of $694 million or $1.0 billion, respectively, or potentially settle the contract in an amount equal to its fair value.
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

12. FAIR VALUES OF ASSETS AND LIABILITIES
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Trading assets, securities available for sale, derivatives, certain loans, prime residential MHFS, certain commercial LHFS, residential MSRs, principal investments, certain long-term debt, and securities sold but not yet purchased (short sale liabilities) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as nonprime residential and commercial MHFS, certain LHFS, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
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

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

September 30, 2010
Trading assets (excluding derivatives)	$—	1,581	5	19	1,308	—
Securities available for sale:
Securities of U.S. treasury and federal agencies	—	—	—	980	763	—
Securities of U.S. states and political subdivisions	—	15	—	—	14,377	—
Mortgage-backed securities	—	3	32	—	106,056	75
Other debt securities	—	151	3,762	—	14,852	730

Total debt securities	—	169	3,794	980	136,048	805

Total marketable equity securities	230	—	—	419	773	—

Total securities available for sale	230	169	3,794	1,399	136,821	805

Derivatives (trading and other assets)	—	11	—	—	1,015	9
Loans held for sale	—	—	—	—	1	—
Derivatives (liabilities)	—	—	—	—	1,120	—
Other liabilities	—	10	—	—	312	—

December 31, 2009
Trading assets (excluding derivatives)	$—	4,208	—	30	1,712	81
Securities available for sale	85	1,870	548	1,467	120,688	1,864
Loans held for sale	—	—	—	—	2	—
Derivatives (trading and other assets)	—	8	42	—	2,926	9
Derivatives (liabilities)	—	—	70	—	2,949	4
Other liabilities	—	—	—	10	3,916	26

For complete descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value, see Note 16 in our 2009 Form 10-K. There have been no material changes to our valuation methodologies in third quarter 2010.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2010.

(in millions)	Level 1	Level 2	Level 3	Netting		Total

September 30, 2010
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$2,587	3,939	—	—		6,526
Securities of U.S. states and political subdivisions	—	1,622	6	—		1,628
Collateralized debt obligations	—	—	1,845	—		1,845
Corporate debt securities	1	10,092	181	—		10,274
Equity securities	1,597	738	29	—		2,364
Other trading securities	—	7,220	819	—		8,039

Total trading securities	4,185	23,611	2,880	—		30,676

Other trading assets	736	128	134	—		998

Total trading assets (excluding derivatives)	4,921	23,739	3,014	—		31,674

Securities of U.S. Treasury and federal agencies	980	763	—	—		1,743
Securities of U.S. states and political subdivisions	—	14,408	3,759	—		18,167
Mortgage-backed securities:
Federal agencies	—	83,595	—	—		83,595
Residential	—	20,563	223	—		20,786
Commercial	—	12,775	219	—		12,994

Total mortgage-backed securities	—	116,933	442	—		117,375

Corporate debt securities	—	9,931	479	—		10,410
Collateralized debt obligations	—	—	4,526	—		4,526
Asset-backed securities:
Auto loans and leases	—	358	8,254	—		8,612
Home equity loans	—	796	235	—		1,031
Other asset-backed securities	—	5,856	3,429	—		9,285

Total asset-backed securities	—	7,010	11,918	—		18,928

Other debt securities	—	357	93	—		450

Total debt securities	980	149,402	21,217	—		171,599

Marketable equity securities:
Perpetual preferred securities (1)	708	694	2,534	—		3,936
Other marketable equity securities	1,188	133	19	—		1,340

Total marketable equity securities	1,896	827	2,553	—		5,276

Total securities available for sale	2,876	150,229	23,770	—		176,875

Mortgages held for sale	—	39,522	3,269	—		42,791
Loans held for sale	—	436	—	—		436
Loans	—	—	353	—		353
Mortgage servicing rights (residential)	—	—	12,486	—		12,486
Derivative assets:
Interest rate contracts	354	90,187	1,182	—		91,723
Commodity contracts	—	4,142	—	—		4,142
Equity contracts	444	1,957	720	—		3,121
Foreign exchange contracts	46	5,320	34	—		5,400
Credit contracts	—	2,849	3,442	—		6,291
Other derivative contracts	12	—	1	—		13

Netting	—	—	—	(87,944	)(2)	(87,944)

Total derivative assets (3)	856	104,455	5,379	(87,944)		22,746

Other assets	146	791	345	—		1,282

Total assets recorded at fair value	$8,799	319,172	48,616	(87,944)		288,643

Derivative liabilities:
Interest rate contracts	$(798)	(83,403)	(531)	—		(84,732)
Commodity contracts	—	(4,137)	(1)	—		(4,138)
Equity contracts	(187)	(2,161)	(845)	—		(3,193)
Foreign exchange contracts	(44)	(3,623)	(37)	—		(3,704)
Credit contracts	—	(2,832)	(4,458)	—		(7,290)
Other derivative contracts	—	—	(103)	—		(103)

Netting	—	—	—	95,368	(2)	95,368

Total derivative liabilities (4)	(1,029)	(96,156)	(5,975)	95,368		(7,792)

Short sale liabilities
Securities of U.S. Treasury and federal agencies	(2,436)	(1,126)	—	—		(3,562)
Corporate debt securities	—	(3,177)	—	—		(3,177)
Equity securities	(2,233)	(223)	—	—		(2,456)
Other securities	—	(108)	—	—		(108)

Total short sale liabilities	(4,669)	(4,634)	—	—		(9,303)

Other liabilities	—	(43)	(1,770)	—		(1,813)

Total liabilities recorded at fair value	$(5,698)	(100,833)	(7,745)	95,368		(18,908)

(1)	Perpetual preferred securities are primarily ARS. See Note 7 for additional information.
(2)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(3)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.
(4)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

(in millions)	Level 1	Level 2	Level 3	Netting		Total

December 31, 2009
Trading assets (excluding derivatives) (1)	$2,386	20,497	2,311	—		25,194
Derivatives (trading assets)	340	70,938	5,682	(59,115	)(2)	17,845
Securities of U.S. Treasury and federal agencies	1,094	1,186	—	—		2,280
Securities of U.S. states and political subdivisions	4	12,708	818	—		13,530
Mortgage-backed securities:
Federal agencies	—	82,818	—	—		82,818
Residential	—	27,506	1,084	—		28,590
Commercial	—	9,162	1,799	—		10,961

Total mortgage-backed securities	—	119,486	2,883	—		122,369

Corporate debt securities	—	8,968	367	—		9,335
Collateralized debt obligations	—	—	3,725	—		3,725
Other	—	3,292	12,587	—		15,879

Total debt securities	1,098	145,640	20,380	—		167,118

Marketable equity securities:
Perpetual preferred securities	736	834	2,305	—		3,875
Other marketable equity securities	1,279	350	88	—		1,717

Total marketable equity securities	2,015	1,184	2,393	—		5,592

Total securities available for sale	3,113	146,824	22,773	—		172,710

Mortgages held for sale	—	33,439	3,523	—		36,962
Loans held for sale	—	149	—	—		149
Mortgage servicing rights (residential)	—	—	16,004	—		16,004
Other assets (3)	1,932	11,720	1,690	(6,812	)(2)	8,530

Total assets recorded at fair value	$7,771	283,567	51,983	(65,927)		277,394

Other liabilities (4)	$(6,527)	(81,613)	(7,942)	73,299	(2)	(22,783)

(1)	Includes trading securities of $24.0 billion.
(2)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(3)	Derivative assets other than trading and principal investments are included in this category.
(4)	Derivative liabilities are included in this category.

The changes in third quarter 2010 for Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

								Net unrealized
		Total net gains		Purchases ,				gains (losses)
		(losses) included in		sales ,				included in net
			Other	issuances				income related
	Balance ,		compre-	and	Transfers	Transfers	Balance ,	to assets and
	beginning	Net	hensive	settlements ,	into	out of	end	liabilities held
(in millions)	of period	income	income	net	Level 3	Level 3	of period	at period end (1)

Quarter ended September 30, 2010
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$12	(4)	—	(2)	—	—	6	1
Collateralized debt obligations	1,767	21	—	57	—	—	1,845	(12)
Corporate bonds	165	8	—	8	—	—	181	2
Equity securities	52	(1)	—	(22)	—	—	29	(1)
Other trading securities	330	54	—	435	—	—	819	50

Total trading securities	2,326	78	—	476	—	—	2,880	40

Other trading assets	149	(18)	—	3	—	—	134	2

Total trading assets (excluding derivatives)	2,475	60	—	479	—	—	3,014	42	(2)

Securities available for sale:
Securities of U.S. states and political subdivisions	2,736	5	45	899	74	—	3,759	—
Mortgage-backed securities:
Residential	353	14	(3)	(30)	8	(119)	223	(1)
Commercial	897	(2)	21	(13)	40	(724)	219	(1)

Total mortgage-backed securities	1,250	12	18	(43)	48	(843)	442	(2)

Corporate debt securities	380	3	28	(22)	93	(3)	479	—
Collateralized debt obligations	4,031	64	41	390	—	—	4,526	(1)
Asset-backed securities:
Auto loans and leases	7,104	2	(51)	1,199	—	—	8,254	—
Home equity loans	194	—	24	49	—	(32)	235	—
Other asset-backed securities	3,341	(5)	(19)	22	115	(25)	3,429	(5)

Total asset-backed securities	10,639	(3)	(46)	1,270	115	(57)	11,918	(5)

Other debt securities	88	(5)	10	—	—	—	93	—

Total debt securities	19,124	76	96	2,494	330	(903)	21,217	(8)

Marketable equity securities:
Perpetual preferred securities	2,629	20	(7)	(172)	77	(13)	2,534	—
Other marketable equity securities	16	—	—	1	4	(2)	19	—

Total marketable equity securities	2,645	20	(7)	(171)	81	(15)	2,553	—

Total securities available for sale	21,769	96	89	2,323	411	(918)	23,770	(8)

Mortgages held for sale	3,260	(2)	—	2	91	(82)	3,269	(3	)(3)
Loans	367	16	—	(30)	—	—	353	16	(3)
Mortgage servicing rights (residential)	13,251	(1,807)	—	1,042	—	—	12,486	(1,132	)(3)
Net derivative assets and liabilities:
Interest rate contracts	643	1,610	—	(1,761)	159	—	651	244
Equity contracts	(232)	40	—	7	34	25	(126)	(1)
Foreign exchange contracts	(2)	(7)	—	9	—	(3)	(3)	(11)
Credit contracts	(993)	4	—	(27)	—	—	(1,016)	—
Other derivative contracts	(103)	13	—	(12)	—	—	(102)	(16)

Total derivative contracts	(687)	1,660	—	(1,784)	193	22	(596)	216	(4)

Other assets	360	3	—	(18)	—	—	345	(8	)(3)
Short sale liabilities (corporate debt securities)	(4)	(1)	—	5	—	—	—	(1)
Other liabilities (excluding derivatives)	(1,806)	(357)	—	393	—	—	(1,770)	(354)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in other noninterest income in the income statement.
(3)	Included in mortgage banking in the income statement.
(4)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

The changes in third quarter 2009 for Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

							Net unrealized
		Total net gains		Purchases ,			gains (losses)
		(losses) included in		sales ,	Net		included in net
			Other	issuances	transfers		income related
	Balance ,		compre-	and	into and/or	Balance ,	to assets and
	beginning	Net	hensive	settlements ,	out of	end	liabilities held
(in millions)	of period	income	income	net	Level 3	of period	at period end (1)

Quarter ended September 30, 2009
Trading assets (excluding derivatives)	$2,475	149	—	(138)	7	2,493	100	(2)
Securities available for sale:
Securities of U.S. states and political subdivisions	905	2	32	1	22	962	3
Mortgage-backed securities:
Residential	5,913	(25)	216	(135)	(3,563)	2,406	(51)
Commercial	2,615	(1)	181	(28)	(907)	1,860	(44)

Total mortgage-backed securities	8,528	(26)	397	(163)	(4,470)	4,266	(95)

Corporate debt securities	286	—	(12)	18	(47)	245	—
Collateralized debt obligations	2,748	17	369	129	—	3,263	(16)
Other	15,718	44	238	(428)	(2,402)	13,170	(33)

Total debt securities	28,185	37	1,024	(443)	(6,897)	21,906	(141)

Marketable equity securities:
Perpetual preferred securities	2,716	10	54	(322)	31	2,489	—
Other marketable equity securities	127	—	(3)	(32)	(79)	13	—

Total marketable equity securities	2,843	10	51	(354)	(48)	2,502	—

Total securities available for sale	31,028	47	1,075	(797)	(6,945)	24,408	(141)

Mortgages held for sale	4,099	(64)	—	(191)	30	3,874	(67	)(3)
Mortgage servicing rights (residential)	15,690	(2,707)	—	1,517	—	14,500	(2,078	)(3)
Net derivative assets and liabilities	(206)	1,085	(1)	(952)	(288)	(362)	274	(4)
Other assets (excluding derivatives)	1,226	(9)	—	7	—	1,224	(13	)(3)
Other liabilities (excluding derivatives)	(852)	(137)	—	(40)	(8)	(1,037)	(144)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in other noninterest income in the income statement.
(3)	Included in mortgage banking in the income statement.
(4)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

The changes in the first nine months of 2010 for Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

								Net unrealized
		Total net gains		Purchases ,				gains (losses)
		(losses) included in		sales ,				included in net
			Other	issuances				income related
	Balance ,		compre-	and	Transfers	Transfers	Balance ,	to assets and
	beginning	Net	hensive	settlements ,	into	out of	end	liabilities held
(in millions)	of period	income	income	net	Level 3	Level 3	of period	at period end (1)

Nine months ended September 30, 2010
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$5	3	—	(11)	9	—	6	3
Collateralized debt obligations	1,133	403	—	309	—	—	1,845	7
Corporate bonds	223	21	—	70	9	(142)	181	24
Equity securities	36	1	—	(10)	2	—	29	(1)
Other trading securities	643	88	—	281	1	(194)	819	63

Total trading securities	2,040	516	—	639	21	(336)	2,880	96

Other trading assets	271	(54)	—	(2)	—	(81)	134	(13)

Total trading assets (excluding derivatives)	2,311	462	—	637	21	(417)	3,014	83	(2)

Securities available for sale:
Securities of U.S. states and political subdivisions	818	9	139	2,697	102	(6)	3,759	3
Mortgage-backed securities:
Residential	1,084	7	(18)	(44)	274	(1,080)	223	(7)
Commercial	1,799	(19)	394	(20)	227	(2,162)	219	(5)

Total mortgage-backed securities	2,883	(12)	376	(64)	501	(3,242)	442	(12)

Corporate debt securities	367	7	70	(72)	259	(152)	479	—
Collateralized debt obligations	3,725	143	3	867	—	(212)	4,526	(11)
Asset-backed securities:
Auto loans and leases	8,525	2	(174)	(278)	179	—	8,254	(5)
Home equity loans	1,677	—	36	47	113	(1,638)	235	—
Other asset-backed securities	2,308	43	(101)	1,425	794	(1,040)	3,429	(8)

Total asset-backed securities	12,510	45	(239)	1,194	1,086	(2,678)	11,918	(13)

Other debt securities	77	(5)	9	12	—	—	93	—

Total debt securities	20,380	187	358	4,634	1,948	(6,290)	21,217	(33)

Marketable equity securities:
Perpetual preferred securities	2,305	86	(33)	125	77	(26)	2,534	—
Other marketable equity securities	88	—	—	(37)	4	(36)	19	—

Total marketable equity securities	2,393	86	(33)	88	81	(62)	2,553	—

Total securities available for sale	22,773	273	325	4,722	2,029	(6,352)	23,770	(33)

Mortgages held for sale	3,523	(17)	—	(249)	294	(282)	3,269	(19	)(3)
Loans	—	68	—	(81)	366	—	353	68	(3)
Mortgage servicing rights (residential)	16,004	(6,440)	—	3,040	—	(118)	12,486	(4,570	)(3)
Net derivative assets and liabilities:
Interest rate contracts	(114)	4,283	—	(3,677)	159	—	651	279
Equity contracts	(344)	33	—	149	36	—	(126)	12
Foreign exchange contracts	(1)	(10)	—	11	—	(3)	(3)	—
Credit contracts	(330)	(688)	—	(4)	6	—	(1,016)	(606)
Other derivative contracts	(43)	(52)	—	(7)	—	—	(102)	—

Total derivative contracts	(832)	3,566	—	(3,528)	201	(3)	(596)	(315	)(4)

Other assets	1,373	28	—	(67)	—	(989)	345	(20	)(3)
Short sale liabilities (corporate debt securities)	(26)	(2)	—	(37)	—	65	—	—
Other liabilities (excluding derivatives)	(1,085)	(1,135)	—	809	(359)	—	(1,770)	(1,133)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in other noninterest income in the income statement.
(3)	Included in mortgage banking in the income statement.
(4)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

The changes in the first nine months of 2009 for Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

								Net unrealized
			Total net gains		Purchases ,			gains (losses)
			(losses) included in		sales ,	Net		included in net
				Other	issuances	transfers		income related
	Balance	,		compre-	and	into and/	Balance ,	to assets and
	beginning		Net	hensive	settlements ,	or out of	end	liabilities held
(in millions)	of period		income	income	net	Level 3	of period	at period end (1)

Nine months ended September 30, 2009
Trading assets (excluding derivatives)	$3,495		191	—	(1,536)	343	2,493	252	(2)
Securities available for sale:
Securities of U.S. states and political subdivisions	903		20	45	47	(53)	962	(6)
Mortgage-backed securities:
Federal agencies	4		—	—	—	(4)	—	—
Residential	3,510		(55)	1,100	(723)	(1,426)	2,406	(202)
Commercial	286		(119)	928	21	744	1,860	(55)

Total mortgage-backed securities	3,800		(174)	2,028	(702)	(686)	4,266	(257)

Corporate debt securities	282		2	44	(5)	(78)	245	—
Collateralized debt obligations	2,083		72	558	233	317	3,263	(71)
Other	12,799		73	1,302	1,229	(2,233)	13,170	(87)

Total debt securities	19,867		(7)	3,977	802	(2,733)	21,906	(421)

Marketable equity securities:
Perpetual preferred securities	2,775		96	169	(556)	5	2,489	(1)
Other marketable equity securities	50		—	(4)	30	(63)	13	—

Total marketable equity securities	2,825		96	165	(526)	(58)	2,502	(1)

Total securities available for sale	$22,692		89	4,142	276	(2,791)	24,408	(422)

Mortgages held for sale	$4,718		(66)	—	(662)	(116)	3,874	(77	)(3)
Mortgage servicing rights (residential)	14,714		(5,293)	—	5,079	—	14,500	(2,586	)(3)
Net derivative assets and liabilities	37		1,079	(1)	(1,454)	(23)	(362)	(252	)(4)
Other assets (excluding derivatives)	1,231		(42)	—	35	—	1,224	(40	)(3)
Other liabilities (excluding derivatives)	(638)		(315)	—	(74)	(10)	(1,037)	(318)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in other noninterest income in the income statement.
(3)	Included in mortgage banking in the income statement.
(4)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. The amounts reported as transfers represent the fair value as of the beginning of the quarter in which the transfer occurred.
We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. For the quarter ended September 30, 2010, there were no significant transfers in or out of Level 1. We transferred $918 million of securities available for sale from Level 3 to Level 2 primarily due to an increase in market activity for certain residential and commercial mortgage-backed securities.
Significant changes to Level 3 assets for the first nine months of 2010 are described as follows:
•	Our adoption of new consolidation accounting guidance on January 1, 2010, impacted Level 3 balances for certain financial instruments. Reductions in Level 3 balances, which represent derecognition of existing investments in newly consolidated VIEs, are reflected as transfers out for the following categories: trading assets, $276 million; securities available for sale, $1.9 billion; and mortgage servicing rights, $118 million. Increases in Level 3 balances, which represent newly consolidated VIE assets, are reflected as transfers in for the following categories: securities available for sale, $829 million; loans, $366 million; and long-term debt, $359 million.
•	We transferred $4.5 billion of securities available for sale from Level 3 to Level 2 due to an increase in the volume of trading activity for certain mortgage-backed and other asset-backed securities, which resulted in increased occurrences of observable market prices. We also transferred $1.2 billion of securities available for sale from Level 2 to Level 3, primarily due to a decrease in liquidity for certain asset-backed securities.
For the nine months ended September 30, 2009, we transferred $2.7 billion of securities available for sale from Level 3 to Level 2 due to increased trading activity.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the nine months ended September 30, 2010, and year ended December 31, 2009, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets or portfolios at period end.

	Carrying value at period end
(in millions)	Level 1	Level 2	Level 3	Total

September 30, 2010
Mortgages held for sale (1)	$—	1,986	818	2,804
Loans held for sale	—	485	—	485
Loans:
Commercial and commercial real estate:
Commercial	—	490	58	548
Real estate mortgage	—	1,288	2	1,290
Real estate construction	—	825	—	825

Total commercial and commercial real estate	—	2,603	60	2,663

Consumer:
Real estate 1 - 4 family first mortgage	—	4,775	—	4,775
Real estate 1 - 4 family junior liens	—	396	—	396
Other	—	106	20	126

Total consumer	—	5,277	20	5,297

Foreign	—	12	—	12

Total loans (2)	—	7,892	80	7,972

Other assets (3)	—	547	51	598

December 31, 2009
Mortgages held for sale (1)	$—	1,105	711	1,816
Loans held for sale	—	444	—	444
Loans (2)	—	6,177	134	6,311
Other assets (3)	—	289	119	408

(1)	Predominantly real estate 1-4 family first mortgage loans.
(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off, which includes unsecured lines and loans, is zero.
(3)	Primarily represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement.

(in millions)

Nine months ended September 30, 2010
Mortgages held for sale	$19
Loans held for sale	13
Loans:
Commercial and commercial real estate:
Commercial	(1,804)
Real estate mortgage	(566)
Real estate construction	(391)

Total commercial and commercial real estate	(2,761)

Consumer:
Real estate 1 - 4 family first mortgage	(1,995)
Real estate 1 - 4 family junior liens	(3,217)
Other	(2,635)

Total consumer	(7,847)

Foreign	(91)

Total loans (1)	(10,699)

Other assets (2)	(177)

Total	$(10,844)

Nine months ended September 30, 2009
Mortgages held for sale	$(12)
Loans held for sale	143
Loans (1)	(9,692)
Other assets (2)	(226)

Total	$(9,787)

(1)	Represents write-downs of loans based on the appraised value of the collateral and write-downs of loans fully charged-off to zero.
(2)	Primarily represents the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

				Redemption
	Fair	Unfunded	Redemption	notice
(in millions)	value	commitments	frequency	period

September 30, 2010
Offshore funds	$1,581	—	Daily - Annually	1 - 120 days
Funds of funds	70	—	Monthly - Annually	10 - 120 days
Hedge funds	21	—	Monthly - Annually	30 - 120 days
Private equity funds	1,813	753	N/A	N/A
Venture capital funds	89	40	N/A	N/A

Total	$3,574	793

December 31, 2009
Offshore funds (1)	$1,559	—	Daily - Quarterly	1 - 90 days
Funds of funds	69	—	Monthly - Annually	10 - 120 days
Hedge funds	35	—	Monthly - Annually	30 - 180 days
Private equity funds	901	340	N/A	N/A
Venture capital funds	93	47	N/A	N/A

Total	$2,657	387

N/A — Not applicable
(1)	Balance has been revised from previously reported book value.
Offshore funds primarily invest in investment grade European fixed-income securities. Redemption restrictions are in place for investments with a fair value of $76 million at both September 30, 2010, and December 31, 2009, due to lock-up provisions that will remain in effect until November 2012.
Private equity funds invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buyouts, recapitalizations and expansion opportunities. Substantially all of these investments do not allow redemptions. Alternatively, we receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next 10 years.
Venture capital funds invest in domestic and foreign companies in a variety of industries, including information technology, financial services and healthcare. These investments can never be redeemed with the funds. Instead, we receive distributions as the underlying assets of the fund liquidate, which we expect to occur over the next seven years.

Fair Value Option
The following table reflects the differences between fair value carrying amount of certain assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

	Sept. 30, 2010			Dec. 31, 2009
			Fair value			Fair value
			carrying			carrying
			amount			amount
			less			less
	Fair value	Aggregate	aggregate	Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid	carrying	unpaid	unpaid
(in millions)	amount	principal	principal	amount	principal	principal

Mortgages held for sale:
Total loans	$42,791	41,908	883 (1)	36,962	37,072	(110	)(1)
Nonaccrual loans	320	672	(352)	268	560	(292)
Loans 90 days or more past due and still accruing	38	42	(4)	49	63	(14)
Loans held for sale:
Total loans	436	461	(25)	149	159	(10)
Nonaccrual loans	5	6	(1)	5	2	3
Loans:
Total loans	353	380	(27)	—	—	—
Nonaccrual loans	14	16	(2)	—	—	—
Loans 90 days or more past due and still accruing	3	3	—	—	—	—
Long-term debt	351	386	(35)	—	—	—

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

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

	2010		2009
	Mortgage banking		Mortgage banking
	noninterest income		noninterest income
	Net gains		Net gains
	on mortgage	Other	on mortgage	Other
	loan origination/sales	noninterest	loan origination/sales	noninterest
(in millions)	activities	income	activities	income

Quarter ended September 30,
Mortgages held for sale	$1,986	—	1,541	—
Loans held for sale	—	11	—	1
Loans	16	—	—	—
Long-term debt	(15)	—	—	—
Other interests held	—	22	—	4

Nine months ended September 30,
Mortgages held for sale	$5,217	—	3,834	—
Loans held for sale	—	28	—	93
Loans	68	—	—	—
Long-term debt	(60)	—	—	—
Other interests held	—	(24)	—	83

Net gains on mortgage loans originations/sales activities related to MHFS includes changes in the fair value of the servicing associated with MHFS.
Interest income on MHFS measured at fair value is calculated based on the note rate of the loan and is recorded in interest income in the income statement.
The following table shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.

			Nine months
	Quarter ended Sept. 30	,	ended Sept. 30	,
(in millions)	2010	2009	2010	2009

Mortgages held for sale	$(15)	(82)	(62)	(200)
Loans held for sale	11	15	28	57

Total	$(4)	(67)	(34)	(143)

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

	Sept. 30, 2010		Dec. 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in millions)	amount	fair value	amount	fair value

Financial assets
Mortgages held for sale (1)	$3,210	3,220	2,132	2,132
Loans held for sale (2)	752	780	5,584	5,719
Loans, net (3)	716,604	706,306	744,225	717,798
Nonmarketable equity investments (cost method)	8,506	8,764	9,793	9,889
Financial liabilities
Deposits	814,512	816,233	824,018	824,678
Long-term debt (3)(4)	162,753	169,755	203,784	205,752

(1)	Balance excludes mortgages held for sale for which the fair value option was elected, and therefore includes nonprime and other residential and commercial mortgages held for sale.
(2)	Balance excludes loans held for sale for which the fair value option was elected.
(3)	At September 30, 2010, loans and long-term debt exclude balances for which the fair value option was elected. Loans exclude lease financing with a carrying amount of $13.0 billion at September 30, 2010, and $14.2 billion at December 31, 2009.
(4)	The carrying amount and fair value exclude obligations under capital leases of $39 million at September 30, 2010, and $77 million at December 31, 2009.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. These instruments generate ongoing fees at our current pricing levels, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, we record a reserve. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve. This amounted to $669 million at September 30, 2010, and $725 million at December 31, 2009. Certain letters of credit that are hedged with derivative instruments are carried at fair value in trading assets or liabilities. For those letters of credit fair value is calculated based on readily quotable credit default spreads, using a market risk credit default swap model.

13. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Our total issued and outstanding preferred stock includes Dividend Equalization Preference (DEP) shares and Series J, K and L, which are presented in table below, and ESOP Cumulative Convertible Preferred Stock, which is presented in table on following page.
The detail of the preferred stock provided in the table below is unchanged at September 30, 2010, from December 31, 2009.

	Shares
	issued and		Carrying
(in millions, except shares and liquidation preference per share)	outstanding	Par value	value	Discount

DEP Shares
Dividend Equalization Preferred Shares,
$10 liquidation preference per share, 97,000 shares authorized	96,546	$—	—	—
Series J
8.00% Non-Cumulative Perpetual Class A
Preferred Stock, Series J, $1,000 liquidation preference per share, 2,300,000 shares authorized	2,150,375	2,150	1,995	155
Series K
7.98% Fixed-to-Floating Non-Cumulative
Perpetual Class A Preferred Stock, Series K, $1,000 liquidation preference per share, 3,500,000 shares authorized	3,352,000	3,352	2,876	476
Series L
7.50% Non-Cumulative Perpetual Convertible
Class A Preferred Stock, Series L, $1,000 liquidation preference per share, 4,025,000 shares authorized	3,968,000	3,968	3,200	768

Total (1)	9,566,921	$9,470	8,071	1,399

(1)	Series J, K and L preferred shares qualify as Tier 1 capital.
In addition to the preferred stock issued and outstanding described in the table above, at September 30, 2010, we have the following preferred stock authorized with no shares issued and outstanding:
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

ESOP Cumulative Convertible Preferred Stock All shares of our ESOP (Employee Stock Ownership Plan) Cumulative Convertible Preferred Stock (ESOP Preferred Stock) were issued to a trustee acting on behalf of the Wells Fargo & Company 401(k) Plan (the 401(k) Plan). Dividends on the ESOP Preferred Stock are cumulative from the date of initial issuance and are payable quarterly at annual rates based on the year of issuance. Each share of ESOP Preferred Stock released from the unallocated reserve of the 401(k) Plan is converted into shares of our common stock based on the stated value of the ESOP Preferred Stock and the then current market price of our common stock. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. We have the option to redeem the ESOP Preferred Stock at any time, in whole or in part, at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends or (b) the fair market value, as defined in the Certificates of Designation for the ESOP Preferred Stock.

	Shares issued and outstanding				Carrying value				Adjustable
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,	dividend rate
(in millions, except shares)	2010		2009		2010		2009		Minimum	Maximum

ESOP Preferred Stock,
$1,000 liquidation preference per share
2010	374,618		—		$375		—		9.50%	10.50
2008	110,254		120,289		110		120		10.50	11.50
2007	94,494		97,624		94		98		10.75	11.75
2006	69,032		71,322		69		71		10.75	11.75
2005	49,992		51,687		50		52		9.75	10.75
2004	35,215		36,425		35		37		8.50	9.50
2003	20,741		21,450		21		21		8.50	9.50
2002	11,543		11,949		12		12		10.50	11.50
2001	3,172		3,273		3		3		10.50	11.50

Total ESOP Preferred Stock (1)	769,061		414,019		$769		414

Unearned ESOP shares (2)					$(826)		(442)

(1)	At September 30, 2010, and December 31, 2009, additional paid-in capital included $57 million and $28 million, respectively, related to preferred stock.
(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

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
The net periodic benefit cost was:

	2010			2009
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended September 30,
Service cost	$1	—	4	2	—	4
Interest cost	139	10	19	150	11	20
Expected return on plan assets	(180)	—	(7)	(160)	—	(7)
Amortization of net actuarial loss	27	—	—	20	—	—
Amortization of prior service cost	—	—	(1)	—	—	(1)
Curtailment gain (loss)	2	—	(3)	—	—	—

Net periodic benefit cost (income)	$(11)	10	12	12	11	16

Nine months ended September 30,
Service cost	$4	—	10	209	8	10
Interest cost	416	28	58	444	32	62
Expected return on plan assets	(538)	—	(21)	(483)	—	(21)
Amortization of net actuarial loss	79	2	—	174	3	2
Amortization of prior service cost	—	—	(3)	—	(3)	(3)
Curtailment gain (loss)	2	—	(3)	(32)	(35)	—

Net periodic benefit cost (income)	$(37)	30	41	312	5	50

15. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)	2010	2009		2010	2009

Wells Fargo net income	$3,339	3,235		8,948	9,452
Less: Preferred stock dividends, accretion and other (1)	189	598		548	1,856

Wells Fargo net income applicable to common stock (numerator)	$3,150	2,637		8,400	7,596

Earnings per common share
Average common shares outstanding (denominator)	5,240.1	4,678.3		5,216.9	4,471.2
Per share	$0.60	0.56		1.61	1.70

Diluted earnings per common share
Average common shares outstanding	5,240.1	4,678.3		5,216.9	4,471.2
Add: Stock options	23.7	27.7		29.1	13.8
Restricted share rights	9.4	0.4		6.9	0.3

Diluted average common shares outstanding (denominator)	5,273.2	4,706.4		5,252.9	4,485.3

Per share	$0.60	0.56		1.60	1.69

(1)	For the quarter and nine months ended September 30, 2010, includes $184 million and $553 million, respectively, of preferred stock dividends.
The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions)	2010	2009		2010	2009

Options	211.8	220.6		212.8	288.3
Warrants	39.9	110.3		75.1	110.3

16. OPERATING SEGMENTS
We have three lines of business for management reporting: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. In first quarter 2010, we conformed certain funding and allocation methodologies of legacy Wachovia to those of Wells Fargo; in addition, integration expense related to mergers other than the Wachovia merger are now included in segment results. Prior periods have been revised to reflect both changes.
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
Wealth, Brokerage and Retirement provides a full range of financial advisory, lending, fiduciary, and investment management services to clients using a planning approach to meet each client’s needs. Wealth Management uses an integrated model to provide affluent and high-net-worth customers with a complete range of wealth management solutions and services. Family Wealth meets the unique needs of ultra-high-net-worth customers managing multi-generational assets — those with at least $50 million in assets. Brokerage serves customers’ advisory, brokerage and financial needs, including investment management, portfolio monitoring and estate planning as part of one of the largest full-service brokerage firms in the United States. Brokerage also offers access to banking products, insurance, and investment banking services. First Clearing LLC, our correspondent clearing firm, provides technology, product and other business support to broker-dealers across the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.
Other includes corporate items (such as integration expenses related to the Wachovia merger) not specific to a business segment and elimination of certain items that are included in more than one business segment.

The following table presents certain financial information and related metrics by operating segment and in total for the consolidated company.

	Community		Wholesale		Wealth, Brokerage				Consolidated
(income/expense in millions, average	Banking		Banking		and Retirement		Other (3)		Company
balances in billions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Quarter ended September 30,
Net interest income (1)	$7,864	8,841	2,881	2,535	683	580	(330)	(272)	11,098	11,684
Provision for credit losses	3,165	4,635	270	1,368	77	233	(67)	(125)	3,445	6,111
Noninterest income	5,723	6,709	2,367	2,399	2,229	2,188	(543)	(514)	9,776	10,782
Noninterest expense	7,356	7,034	2,696	2,647	2,420	2,333	(219)	(330)	12,253	11,684

Income (loss) before income tax expense (benefit)	3,066	3,881	2,282	919	415	202	(587)	(331)	5,176	4,671
Income tax expense (benefit)	991	1,089	826	322	157	69	(223)	(125)	1,751	1,355

Net income (loss) before noncontrolling interests	2,075	2,792	1,456	597	258	133	(364)	(206)	3,425	3,316
Less: Net income from noncontrolling interests	73	56	11	3	2	22	—	—	86	81

Net income (loss) (2)	$2,002	2,736	1,445	594	256	111	(364)	(206)	3,339	3,235

Average loans	$527.0	553.2	222.5	247.0	42.6	45.4	(32.6)	(35.4)	759.5	810.2
Average assets	778.1	804.9	363.7	368.4	138.2	129.8	(59.6)	(57.0)	1,220.4	1,246.1
Average core deposits	535.7	550.2	172.2	146.8	120.7	116.3	(56.6)	(54.0)	772.0	759.3

Nine months ended September 30,
Net interest income (1)	$24,284	26,461	8,359	7,338	2,031	1,858	(980)	(833)	33,694	34,824
Provision for credit losses	11,052	12,958	1,695	2,649	221	367	(204)	(219)	12,764	15,755
Noninterest income	17,092	18,721	7,867	7,724	6,658	6,253	(1,595)	(1,532)	30,022	31,166
Noninterest expense	22,297	22,366	8,196	7,982	7,160	6,868	(537)	(1,017)	37,116	36,199

Income (loss) before income tax expense (benefit)	8,027	9,858	6,335	4,431	1,308	876	(1,834)	(1,129)	13,836	14,036
Income tax expense (benefit)	2,601	2,895	2,267	1,582	495	334	(697)	(429)	4,666	4,382

Net income (loss) before noncontrolling interests	5,426	6,963	4,068	2,849	813	542	(1,137)	(700)	9,170	9,654
Less: Net income (loss) from noncontrolling interests	203	190	14	15	5	(3)	—	—	222	202

Net income (loss) (2)	$5,223	6,773	4,054	2,834	808	545	(1,137)	(700)	8,948	9,452

Average loans	$540.3	562.2	226.0	261.1	43.0	46.0	(33.0)	(36.2)	776.3	833.1
Average assets	780.4	813.2	362.5	384.7	139.0	124.7	(58.4)	(52.5)	1,223.5	1,270.1
Average core deposits	533.7	556.9	164.9	141.3	121.1	110.9	(55.4)	(49.4)	764.3	759.7

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.
(2)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.
(3)	Includes Wachovia integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing wealth management customers serviced and products sold in the stores.

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. (WFFI) and its owned subsidiaries.
Condensed Consolidating Statement of Income

	Quarter ended September 30, 2010
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,926	—	—	(3,926)	—
Nonbank	—	—	—	—	—
Interest income from loans	—	657	9,267	(145)	9,779
Interest income from subsidiaries	386	—	5	(391)	—
Other interest income	65	28	3,258	—	3,351

Total interest income	4,377	685	12,530	(4,462)	13,130

Deposits	—	—	721	—	721
Short-term borrowings	125	13	214	(325)	27
Long-term debt	746	220	471	(211)	1,226
Other interest expense	—	—	58	—	58

Total interest expense	871	233	1,464	(536)	2,032

Net interest income	3,506	452	11,066	(3,926)	11,098
Provision for credit losses	—	216	3,229	—	3,445

Net interest income after provision for credit losses	3,506	236	7,837	(3,926)	7,653

Noninterest income
Fee income — nonaffiliates	—	29	5,606	—	5,635
Other	(34)	34	4,318	(177)	4,141

Total noninterest income	(34)	63	9,924	(177)	9,776

Noninterest expense
Salaries and benefits	(14)	25	6,821	—	6,832
Other	222	136	5,240	(177)	5,421

Total noninterest expense	208	161	12,061	(177)	12,253

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	3,264	138	5,700	(3,926)	5,176
Income tax expense (benefit)	(235)	48	1,938	—	1,751
Equity in undistributed income of subsidiaries	(160)	—	—	160	—

Net income (loss) before noncontrolling interests	3,339	90	3,762	(3,766)	3,425
Less: Net income from noncontrolling interests	—	—	86	—	86

Parent, WFFI, Other and Wells Fargo net income (loss)	$3,339	90	3,676	(3,766)	3,339

Condensed Consolidating Statement of Income

	Quarter ended September 30, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,411	—	—	(2,411)	—
Nonbank	200	—	—	(200)	—
Interest income from loans	—	827	9,346	(3)	10,170
Interest income from subsidiaries	480	—	—	(480)	—
Other interest income	104	27	3,662	5	3,798

Total interest income	3,195	854	13,008	(3,089)	13,968

Deposits	—	—	917	(12)	905
Short-term borrowings	32	11	156	(167)	32
Long-term debt	761	304	592	(356)	1,301
Other interest expense	—	—	46	—	46

Total interest expense	793	315	1,711	(535)	2,284

Net interest income	2,402	539	11,297	(2,554)	11,684
Provision for credit losses	—	463	5,648	—	6,111

Net interest income after provision for credit losses	2,402	76	5,649	(2,554)	5,573

Noninterest income
Fee income — nonaffiliates	—	32	5,844	—	5,876
Other	339	57	5,186	(676)	4,906

Total noninterest income	339	89	11,030	(676)	10,782

Noninterest expense
Salaries and benefits	29	42	6,442	—	6,513
Other	110	179	5,589	(707)	5,171

Total noninterest expense	139	221	12,031	(707)	11,684

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	2,602	(56)	4,648	(2,523)	4,671
Income tax expense (benefit)	(175)	(18)	1,548	—	1,355
Equity in undistributed income of subsidiaries	458	—	—	(458)	—

Net income (loss) before noncontrolling interests	3,235	(38)	3,100	(2,981)	3,316
Less: Net income from noncontrolling interests	—	1	80	—	81

Parent, WFFI, Other and Wells Fargo net income (loss)	$3,235	(39)	3,020	(2,981)	3,235

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2010
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$9,901	—	—	(9,901)	—
Nonbank	21	—	—	(21)	—
Interest income from loans	—	2,076	28,239	(221)	30,094
Interest income from subsidiaries	1,036	—	14	(1,050)	—
Other interest income	229	88	9,416	—	9,733

Total interest income	11,187	2,164	37,669	(11,193)	39,827

Deposits	—	—	2,170	—	2,170
Short-term borrowings	169	33	401	(537)	66
Long-term debt	2,193	767	1,509	(734)	3,735
Other interest expense	1	—	161	—	162

Total interest expense	2,363	800	4,241	(1,271)	6,133

Net interest income	8,824	1,364	33,428	(9,922)	33,694
Provision for credit losses	—	735	12,029	—	12,764

Net interest income after provision for credit losses	8,824	629	21,399	(9,922)	20,930

Noninterest income
Fee income — nonaffiliates	—	83	17,412	—	17,495
Other	348	110	12,585	(516)	12,527

Total noninterest income	348	193	29,997	(516)	30,022

Noninterest expense
Salaries and benefits	(64)	121	20,255	—	20,312
Other	687	493	16,140	(516)	16,804

Total noninterest expense	623	614	36,395	(516)	37,116

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	8,549	208	15,001	(9,922)	13,836
Income tax expense (benefit)	(443)	73	5,036	—	4,666
Equity in undistributed income of subsidiaries	(44)	—	—	44	—

Net income (loss) before noncontrolling interests	8,948	135	9,965	(9,878)	9,170
Less: Net income from noncontrolling interests	—	—	222	—	222

Parent, WFFI, Other and Wells Fargo net income (loss)	$8,948	135	9,743	(9,878)	8,948

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,128	—	—	(3,128)	—
Nonbank	409	—	—	(409)	—
Interest income from loans	—	2,679	28,800	(12)	31,467
Interest income from subsidiaries	1,711	—	—	(1,711)	—
Other interest income	331	80	10,704	—	11,115

Total interest income	5,579	2,759	39,504	(5,260)	42,582

Deposits	—	—	2,894	(33)	2,861
Short-term borrowings	146	28	730	(694)	210
Long-term debt	2,650	1,010	2,074	(1,169)	4,565
Other interest expense	—	—	122	—	122

Total interest expense	2,796	1,038	5,820	(1,896)	7,758

Net interest income	2,783	1,721	33,684	(3,364)	34,824
Provision for credit losses	—	1,486	14,269	—	15,755

Net interest income after provision for credit losses	2,783	235	19,415	(3,364)	19,069

Noninterest income
Fee income — nonaffiliates	—	115	16,871	—	16,986
Other	653	128	15,211	(1,812)	14,180

Total noninterest income	653	243	32,082	(1,812)	31,166

Noninterest expense
Salaries and benefits	311	92	19,329	—	19,732
Other	373	550	17,385	(1,841)	16,467

Total noninterest expense	684	642	36,714	(1,841)	36,199

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	2,752	(164)	14,783	(3,335)	14,036
Income tax expense (benefit)	(409)	(53)	4,844	—	4,382
Equity in undistributed income of subsidiaries	6,291	—	—	(6,291)	—

Net income (loss) before noncontrolling interests	9,452	(111)	9,939	(9,626)	9,654
Less: Net income from noncontrolling interests	—	1	201	—	202

Parent, WFFI, Other and Wells Fargo net income (loss)	$9,452	(112)	9,738	(9,626)	9,452

Condensed Consolidating Balance Sheet

	September 30, 2010
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Assets
Cash and cash equivalents due from:
Subsidiary banks	$28,021	176	—	(28,197)	—
Nonaffiliates	9	161	72,380	—	72,550
Securities available for sale	4,483	2,843	169,549	—	176,875
Mortgages and loans held for sale	—	—	47,189	—	47,189
Loans	7	31,276	734,248	(11,867)	753,664
Loans to subsidiaries:
Bank	3,885	—	—	(3,885)	—
Nonbank	52,704	—	—	(52,704)	—
Allowance for loan losses	—	(1,676)	(22,263)	—	(23,939)

Net loans	56,596	29,600	711,985	(68,456)	729,725

Investments in subsidiaries:
Bank	133,751	—	—	(133,751)	—
Nonbank	14,461	—	—	(14,461)	—
Other assets	8,794	1,321	186,133	(1,803)	194,445

Total assets	$246,115	34,101	1,187,236	(246,668)	1,220,784

Liabilities and equity
Deposits	$—	—	842,709	(28,197)	814,512
Short-term borrowings	1,053	13,252	77,714	(41,304)	50,715
Accrued expenses and other liabilities	7,177	1,617	60,258	(1,803)	67,249
Long-term debt	102,936	17,520	58,548	(15,861)	163,143
Indebtedness to subsidiaries	11,291	—	—	(11,291)	—

Total liabilities	122,457	32,389	1,039,229	(98,456)	1,095,619

Parent, WFFI, other and
Wells Fargo stockholders’ equity	123,658	1,701	146,511	(148,212)	123,658
Noncontrolling interests	—	11	1,496	—	1,507

Total equity	123,658	1,712	148,007	(148,212)	125,165

Total liabilities and equity	$246,115	34,101	1,187,236	(246,668)	1,220,784

Condensed Consolidating Balance Sheet

	December 31, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Assets
Cash and cash equivalents due from:
Subsidiary banks	$27,303	205	—	(27,508)	—
Nonaffiliates	11	249	67,705	—	67,965
Securities available for sale	4,666	2,665	165,379	—	172,710
Mortgages and loans held for sale	—	—	44,827	—	44,827
Loans	7	35,199	750,045	(2,481)	782,770
Loans to subsidiaries:
Bank	6,760	—	—	(6,760)	—
Nonbank	56,316	—	—	(56,316)	—
Allowance for loan losses	—	(1,877)	(22,639)	—	(24,516)

Net loans	63,083	33,322	727,406	(65,557)	758,254

Investments in subsidiaries:
Bank	134,063	—	—	(134,063)	—
Nonbank	12,816	—	—	(12,816)	—
Other assets	10,758	1,500	189,049	(1,417)	199,890

Total assets	$252,700	37,941	1,194,366	(241,361)	1,243,646

Liabilities and equity
Deposits	$—	—	851,526	(27,508)	824,018
Short-term borrowings	1,546	10,599	59,813	(32,992)	38,966
Accrued expenses and other liabilities	7,878	1,439	54,542	(1,417)	62,442
Long-term debt	119,353	24,437	80,499	(20,428)	203,861
Indebtedness to subsidiaries	12,137	—	—	(12,137)	—

Total liabilities	140,914	36,475	1,046,380	(94,482)	1,129,287

Parent, WFFI, other and
Wells Fargo stockholders’ equity	111,786	1,456	145,423	(146,879)	111,786
Noncontrolling interests	—	10	2,563	—	2,573

Total equity	111,786	1,466	147,986	(146,879)	114,359

Total liabilities and equity	$252,700	37,941	1,194,366	(241,361)	1,243,646

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2010
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$12,841	1,245	8,714	22,800

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	385	681	4,059	5,125
Prepayments and maturities	—	166	33,183	33,349
Purchases	(119)	(889)	(36,153)	(37,161)
Loans:
Decrease (increase) in banking subsidiaries’ loan originations, net of collections	—	(48)	27,407	27,359
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	5,011	5,011
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,673)	(1,673)
Principal collected on nonbank entities’ loans	—	8,249	3,457	11,706
Loans originated by nonbank entities	—	(4,590)	(3,370)	(7,960)
Net repayments from (advances to) subsidiaries	(2,424)	(693)	3,117	—
Principal collected on notes/loans made to subsidiaries	8,899	—	(8,899)	—
Net decrease (increase) in investment in subsidiaries	1,344	—	(1,344)	—
Net cash paid for acquisitions	—	—	(23)	(23)
Other, net	13	13	(10,223)	(10,197)

Net cash provided by investing activities	8,098	2,889	14,549	25,536

Cash flows from financing activities:
Net change in:
Deposits	—	—	(9,506)	(9,506)
Short-term borrowings	211	2,827	3,584	6,622
Long-term debt:
Proceeds from issuance	1,665	—	973	2,638
Repayment	(21,210)	(7,078)	(29,502)	(57,790)
Preferred stock:
Cash dividends paid	(620)	—	—	(620)
Common stock:
Proceeds from issuance	1,050	—	—	1,050
Repurchased	(71)	—	—	(71)
Cash dividends paid	(783)	—	—	(783)
Common stock warrants repurchased	(544)	—	—	(544)
Excess tax benefits related to stock option payments	79	—	—	79
Net change in noncontrolling interests	—	—	(490)	(490)

Net cash used by financing activities	(20,223)	(4,251)	(34,941)	(59,415)

Net change in cash and due from banks	716	(117)	(11,678)	(11,079)
Cash and due from banks at beginning of period	27,314	454	(688)	27,080

Cash and due from banks at end of period	$28,030	337	(12,366)	16,001

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2009
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$4,113	1,271	19,866	25,250

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	655	679	45,003	46,337
Prepayments and maturities	—	267	28,479	28,746
Purchases	(346)	(1,422)	(87,627)	(89,395)
Loans:
Decrease (increase) in banking subsidiaries’ loan originations, net of collections	—	(646)	44,983	44,337
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	4,569	4,569
Purchases (including participations) of loans by banking subsidiaries	—	—	(2,007)	(2,007)
Principal collected on nonbank entities’ loans	—	7,815	2,409	10,224
Loans originated by nonbank entities	—	(3,886)	(3,231)	(7,117)
Net repayments from (advances to) subsidiaries	14,988	—	(14,988)	—
Capital notes and term loans made to subsidiaries	(80)	—	80	—
Principal collected on notes/loans made to subsidiaries	7,179	—	(7,179)	—
Net decrease (increase) in investment in subsidiaries	(5,209)	—	5,209	—
Net cash paid for acquisitions	—	—	(132)	(132)
Other, net	22,486	147	16,959	39,592

Net cash provided by investing activities	39,673	2,954	32,527	75,154

Cash flows from financing activities:
Net change in:
Deposits	—	—	15,212	15,212
Short-term borrowings	(20,492)	2,740	(59,522)	(77,274)
Long-term debt:
Proceeds from issuance	3,665	—	1,138	4,803
Repayment	(20,158)	(7,002)	(28,172)	(55,332)
Preferred stock:
Cash dividends paid	(1,616)	—	—	(1,616)
Common stock:
Proceeds from issuance	9,590	—	—	9,590
Repurchased	(80)	—	—	(80)
Cash dividends paid	(1,891)	—	—	(1,891)
Excess tax benefits related to stock option payments	9	—	—	9
Net change in noncontrolling interests	—	1	(356)	(355)
Other, net	(35)	—	35	—

Net cash used by financing activities	(31,008)	(4,261)	(71,665)	(106,934)

Net change in cash and due from banks	12,778	(36)	(19,272)	(6,530)
Cash and due from banks at beginning of period	15,658	426	7,679	23,763

Cash and due from banks at end of period	$28,436	390	(11,593)	17,233

18. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively. Effective March 20, 2010, Wachovia Bank, N.A. merged with and into Wells Fargo Bank, N.A.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities and perpetual preferred purchase securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was $19.2 billion at September 30, 2010. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of September 30, 2010:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$144.1	14.88%	≥	$77.5	≥	8.00%
Wells Fargo Bank, N.A.	117.8	13.36	≥	70.6	≥	8.00		≥	$88.2	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	105.6	10.90	≥	38.7	≥	4.00
Wells Fargo Bank, N.A.	89.8	10.18	≥	35.3	≥	4.00		≥	52.9	≥	6.00
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	105.6	9.01	≥	46.9	≥	4.00	(1)
Wells Fargo Bank, N.A.	89.8	8.71	≥	41.3	≥	4.00	(1)	≥	51.6	≥	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2010, each seller/servicer met these requirements.
Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At September 30, 2010, each of these subsidiaries met these requirements.

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

GLOSSARY OF ACRONYMS (continued from previous page)

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

Information in response to this item can be found under the “Financial Review — Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2010.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be repurchased under
Calendar month	repurchased (1)	price paid per share	the authorizations

July	42,987	$27.26	3,833,553
August	34,669	25.97	3,798,884
September	38,096	25.81	3,760,788

Total	115,752

(1)	All shares were repurchased under the authorization covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 23, 2008. Unless modified or revoked by the Board, this authorization does not expire.
The following table shows Company repurchases of the warrants for each calendar month in the quarter ended September 30, 2010.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants
Calendar month	purchased (1)	paid per warrant	that may yet be purchased

July	25,000	$7.65	$459,530,935
August	386,425	7.61	456,591,097
September	125,371	7.88	455,602,966

Total	536,796

(1)	All warrants were purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, authorization does not expire.

Item 6.	Exhibits
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

Dated: November 5, 2010	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description							Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.							Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

3(b)	By-Laws.							Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

12(a)	Computation of Ratios of Earnings to Fixed Charges:							Filed herewith.

		Quarter ended			Nine months
		Sept. 30		,	ended Sept. 30		,

		2010	2009		2010	2009

	Including interest on deposits	3.39	2.90		3.11	2.70

	Excluding interest on deposits	4.61	4.05		4.17	3.62

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:							Filed herewith.

		Quarter ended			Nine months
		Sept. 30		,	ended Sept. 30		,

		2010	2009		2010	2009

	Including interest on deposits	2.98	2.15		2.75	2.03

	Excluding interest on deposits	3.83	2.59		3.49	2.39

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.							Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.							Furnished herewith.

Exhibit
Number	Description	Location

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheet at September 30, 2010, and December 31, 2009; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Financial Statements.	Furnished herewith.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.