Form 10-K
period 2010-12-31
WELLS FARGO & CO/MN
filed 2011-02-25
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010                     Commission File Number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	No. 41-0449260 (I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94163
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: 1-866-878-5865
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, par value $1-2/3	New York Stock Exchange (“NYSE”)
Depositary Shares, each representing a 1/40th interest in a share of 8.00% Non- Cumulative Perpetual Class A Preferred Stock, Series J	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L Warrants to purchase shares of Common Stock (expiring October 28, 2018)	NYSE NYSE
See list of additional securities listed on the NYSE on the page directly following this cover page.
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
Yes          No   Ö
At June 30, 2010, the aggregate market value of common stock held by non-affiliates was approximately $132.9 billion, based on a closing price of $25.60. At January 31, 2011, 5,268,078,757 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K

1. Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2010 (“2010 Annual Report to Stockholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.

2. Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2011 (“2011 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. [REMOVED AND RESERVED].
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
EX-10.A
EX-10.X
EX-12.A
EX-12.B
EX-13
EX-21
EX-23
EX-24
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99
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
On December 31, 2008, we acquired Wachovia Corporation (Wachovia) in a transaction valued at $12.5 billion to Wachovia common stockholders. Wachovia, based in Charlotte, North Carolina, was one of the nation’s largest diversified financial services companies, providing a broad range of retail banking, asset and wealth management, and corporate and investment banking products and services to customers through 3,300 financial centers in 21 states from Connecticut to Florida and west to Texas and California. It also provided nationwide retail brokerage, mortgage lending and auto finance businesses.
At December 31, 2010, we had assets of $1.3 trillion, loans of $757 billion, deposits of $848 billion and stockholders’ equity of $126 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2010, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.1 trillion, or 88% of the Company’s assets.
At December 31, 2010, we had 272,200 active, full-time equivalent team members.
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
We have three operating segments for management reporting purposes: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The 2010 Annual Report to Stockholders includes financial information and descriptions of these operating segments.
Competition
The financial services industry is highly competitive. Our subsidiaries compete with financial services providers such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, and mutual fund companies. They also face increased competition from nonbank institutions such as brokerage houses, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.
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

REGULATION AND SUPERVISION
We describe below, and in Notes 3 (Cash, Loan and Dividend Restrictions) and 25 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2010 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Risk Factors” section in the 2010 Annual Report to Stockholders for additional information.
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

Parent Bank Holding Company Activities
“Financial in Nature” Requirement. We became a financial holding company effective March 13, 2000. We continue to maintain our status as a bank holding company for purposes of other FRB regulations. As a bank holding company that has elected to become a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the FRB determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk.
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
Dividend Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal bank regulatory agencies have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2010 Annual Report to Stockholders.
The Parent’s Board reduced its quarterly common stock dividend to $0.05 per share in second quarter 2009 to retain current period earnings and build common equity. As a participant in the Supervisory Capital Assessment Program (SCAP), the Parent must consult with the Federal Reserve staff before increasing the level of dividends. The FRB published clarifying supervisory guidance in first quarter 2009, SR 09-4 Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies, pertaining to the FRB’s criteria, assessment and approval process for reductions in capital. As with all 19 participants in the SCAP, under this supervisory letter, before raising our common stock dividend, the Parent must consult with the Federal Reserve staff and demonstrate that its actions are consistent with the existing supervisory guidance, including demonstrating that its internal capital assessment process is consistent with the complexity of its activities and risk profile. In November 2010, the FRB updated the SR 09-4 guidance to require the original 19 SCAP participants, including the Company, to submit a Capital Plan Review (CPR) proposal to the FRB no later than January 7, 2011. The Company has submitted a CPR to the FRB that outlines proposed capital actions by the Company including per share dividend increases and share repurchases from the Company’s benefit plans and in the open market. The Company cannot guarantee whether or when the FRB will approve its CPR or what other conditions the FRB may impose on the Company in order for the Company to increase its common stock dividend or repurchase shares.

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

Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted on July 21, 2010, will result in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. Although much of the impact is not yet known, we anticipate the Dodd-Frank Act will affect most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. At the enterprise level, the many provisions of the Dodd-Frank Act regarding enhanced supervision and regulation of large banking organizations and other systemically significant firms are expected to significantly increase our compliance and regulatory requirements.
The Dodd-Frank Act authorizes or requires numerous rulemakings by federal regulatory agencies on a wide range of topics including the enhanced supervision and regulation of systemically significant firms; the establishment of the Bureau of Consumer Financial Protection, the Financial Stability Oversight Council, and the Office of Financial Research; the application of federal preemption on national banks and their operating subsidiaries; the development of the FDIC’s orderly liquidation authority for covered financial companies; the exclusion of trust preferred securities from treatment as Tier 1 capital (the Collins Amendment); changes to the method of calculating FDIC assessments; the adoption of a number of corporate governance and executive compensation reforms; the regulation of debit card interchange fees (the Durbin Amendment); the regulation of swaps and other derivative activities; the repeal of limits on the payment of interest on business deposit accounts; changes to asset-backed securities markets; restrictions on proprietary trading by financial institutions (the Volcker Rule); additional regulation of securities brokers and investment advisers; and additional regulation of the residential mortgage business. Although a number of rulemaking proposals have already been issued by regulatory agencies, the great majority of the rulemakings required or authorized under the Dodd-Frank Act will not become effective until well into 2011 or thereafter. We have done considerable analysis to estimate the level of operational or compliance impact of these rulemakings on different parts of our organization. However, in the absence of specific final rules we cannot quantify the financial impacts of these rulemakings on the Company.
Capital Requirements
We are subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to those imposed by the OCC and the FDIC on depository institutions within their jurisdictions. Under these guidelines, a depository institution’s or a holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. Tier 1 capital is considered core capital and generally includes common stockholders’ equity, qualifying preferred stock, and trust preferred securities, and noncontrolling interests in consolidated subsidiaries, reduced by goodwill, net of related taxes, certain intangible and other assets in excess of prescribed limitations, and adjusted for the aggregate impact of certain items included in other comprehensive income. Total capital includes Tier 1 capital, subordinated debt and other components that do not qualify for Tier 1 capital, and the aggregate allowance for credit losses up to a specified percentage of risk-weighted assets. In addition to measures of Tier 1 and Total capital, a further measure of capital, Tier 1 common capital, reflects common equity and retained earnings, less goodwill and certain other deductions.

Under the Dodd-Frank Act, trust preferred securities will be excluded from the calculation of Tier 1 capital pursuant to a provision known as the Collins Amendment. We will be required to phase existing trust preferred securities out of Tier 1 capital over three years beginning January 1, 2013. We expect proposed rules implementing the Collins Amendment to provide additional clarity regarding the timing of the phase out.
National banks and bank holding companies currently are required to maintain Tier 1 and Total capital equal to at least 4% and 8%, respectively, of their total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). The risk-based capital rules state that the capital requirements are minimum standards based primarily on broad credit-risk considerations and do not take into account the other types of risk a banking organization may be exposed to (e.g., interest rate, market, liquidity and operational risks). The FRB may, therefore, set higher capital requirements for categories of banks (e.g. systematically important firms), or for an individual bank as situations warrant. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. For these reasons, we are expected to operate with a capital position well above the minimum ratios, with the amount of capital held to be determined by us through an internal capital assessment that corresponds to our broad risk exposure.
The regulatory capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 capital and that banking organizations should avoid overreliance on non-common equity elements. During 2009, in conjunction with the FRB’s SCAP stress test process, the ratio of Tier 1 common equity to risk-weighted assets became significant as a measurement of the predominance of common equity in Tier 1 capital. There is currently no mandated minimum ratio.
In June 2004, the Basel Committee on Bank Supervision published new international guidelines for determining regulatory capital that are designed to be more risk sensitive than the existing framework and to promote enhanced risk management practices among large, internationally active banking organizations. The United States federal bank regulatory agencies each approved a final rule similar to the international guidelines in November 2007. This advanced capital adequacy framework is known as “Basel II,” and is intended to more closely align regulatory capital requirements with actual risks. Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. Embodied within these pillars are aspects of risk strategy, measurement and management that relate to credit risk, market risk, and operational risk. Banking organizations are required to enhance the measurement and management of those risks through the use of advanced approaches for calculating risk-based capital requirements. Basel II includes safeguards that include a requirement that banking organizations conduct a parallel run over a period of four consecutive calendar quarters for measuring regulatory capital under the new regulatory capital rules and the existing general risk-based capital rules before solely operating under the Basel II framework; a requirement that an institution satisfactorily complete a series of transitional periods before operating under Basel II without floors; and a commitment by the federal bank regulatory agencies to conduct ongoing analysis of the framework to ensure Basel II is working as intended. Following a successful parallel run period, a banking organization would have to progress through three transitional periods (each lasting at least one year), during which there would be floors on potential declines in risk-based capital requirements as calculated under the current rules. Those transitional floors provide for maximum cumulative reductions of required risk-based capital of 5% during the first year of implementation, 10% in the second year and 15% in the third year. A banking organization will need approval from its primary Federal regulator to move into each of the transitional floor periods, and at the end of the third transitional floor period to move to full implementation. Wells Fargo is implementing the advanced approach under Basel II, and has established a project management infrastructure to implement the regulations and enter the parallel run in 2012 with regulatory approval. Our delayed entry into the parallel run phase was approved by the FRB in 2010 as a result of our acquisition of Wachovia.
In addition, the federal bank regulatory agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdiction. These guidelines provide for a minimum leverage ratio of 3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Institutions not meeting these criteria are required to maintain a leverage ratio of 4%. Our Tier 1 and total risk-based capital ratios and leverage ratio as of December 31, 2010, are included in Note 25 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2010 Annual Report to Stockholders. At December 31, 2010, the Company and each of its subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines.
In July 2009, the Basel Committee on Bank Supervision published an additional set of international guidelines for review known as Basel III, which were finalized in December 2010. The additional guidelines were developed in response to the financial crisis of 2008 - 2010 and address many of the weaknesses identified in the banking sector as contributing to the crisis, including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. Basel III fundamentals:
•	raise the quality of capital so banks are better able to absorb losses on both a going concern and gone concern basis;
•	increase the risk coverage of the capital framework, specifically for trading activities, securitizations, exposures to off-balance sheet vehicles, and counterparty credit exposures arising from derivatives;
•	raise the level of minimum capital requirements;
•	establish an international leverage ratio;
•	develop capital buffers; and
•	raise standards for the supervisory review process (Pillar 2) and public disclosures (Pillar 3).
The U.S. regulatory bodies are reviewing the final Basel III international standards and final U.S. rulemaking is expected to be completed in 2011. Although uncertainty exists regarding the final U.S. rules, we have used our best efforts to interpret and estimate the effects of Basel III on our capital ratios.
In December 2010, the FRB determined to conduct a second stress test survey of the 19 original SCAP participants to forecast capital levels for financial institutions under a FRB-defined set of adverse economic assumptions. The stress test survey also required us to provide forecasts under two additional firm-defined scenarios and provide a list of capital actions, including dividend increases, share repurchases, and securities redemptions, that the Company would pursue if results of the stress test survey were approved by the FRB. The Company submitted its CPR by the January 7, 2011 deadline. The Company cannot guarantee whether or when the FRB will approve its CPR or what other conditions the FRB may impose in order for the Company to pursue its proposed capital actions.

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
Deposit Insurance Assessments
Our bank subsidiaries, including Wells Fargo Bank, N.A., are members of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of our banks up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the Act). The Act established a range of 1.15% to 1.50% within which the FDIC board of directors may set the Designated Reserve Ratio (reserve ratio or DRR). The Act also granted the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.
The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DRR to 1.35% and removed the upper limit. In October 2010, the FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At the same time, the FDIC Board proposed a comprehensive, long-range plan for DIF management. In December 2010, as part of the comprehensive plan, the FDIC Board adopted a final rule to set the DRR at 2%, and in February 2011, the FDIC Board approved the remainder of the comprehensive plan. The Restoration Plan foregoes a 3 basis point increase in the annual assessment rates that was to take effect January 1, 2011.
To maintain the DIF, member institutions are assessed an insurance premium based on their deposits (assessment base) and their institutional risk category (assessment rate). The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures. For large institutions (assets of $10 billion or more), the FDIC generally determines risk by combining supervisory ratings, the institution’s long-term debt issuer ratings and, beginning April 1, 2009, certain financial ratios.

In 2009, the FDIC undertook several measures in an effort to replenish the DIF. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set new initial base assessment rates beginning April 1, 2009. Rates range from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate may lower the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raise the rate to 77.5 cents per $100 for depository institutions posing the most risk to the DIF. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution’s assessment base for the second quarter 2009. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for fourth quarter 2009, and all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used the institution’s assessment rate in effect on September 30, 2009. The combined prepayment amount for our banking subsidiaries was $3.9 billion, of which $2.6 billion remains available to offset future assessments.
On February 7, 2011, the FDIC Board approved a final rule on assessments, dividends, assessment base and large bank pricing that will take effect on April 1, 2011. The final rule approves the comprehensive plan for DIF management that was proposed in October 2010; changes the assessment base for all institutions from deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act; and modifies the risk-based assessment system for large institutions. Under the final rule, risk categories and long-term debt issuer ratings are eliminated as factors for determining an institution’s assessment rate. The new system combines supervisory ratings and certain financial measures into two scorecards, one for most of the large institutions and another for highly complex institutions (those that are very large and are structurally and operationally complex or that pose unique challenges and risks in the case of failure). The score received by an institution will be converted into an assessment rate for the institution. The FDIC retains the ability to adjust the total score of large institutions based upon quantitative or qualitative measures not adequately captured in the scorecards. We estimate these changes will result in additional quarterly deposit insurance assessments of $40 million (after tax) beginning with the second quarter of 2011.
All FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.04 to 1.06 cents per $100 of assessable deposits in 2010. The FDIC established the FICO assessment rate effective for first quarter 2011 at 1.02 cents annually per $100 of assessable deposits. For the year ended December 31, 2010, the Company’s FDIC deposit insurance assessments, including FICO assessments, totaled $1.2 billion.
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
Privacy Provisions of the Gramm-Leach-Bliley Act and Restrictions on Cross-Selling
Federal banking regulators, as required under the Gramm-Leach-Bliley Act (the GLB Act), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act that have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of cross-selling products and services between those affiliated companies.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations established membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting.

Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Patriot Act) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act required us to implement new or revised policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
Future Legislation or Regulation
In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. Proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities. These proposals may change banking statutes and regulation and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase our cost of doing business, affect our compensation structure, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.
ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2010 Annual Report to Stockholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.
ITEM 1A.      RISK FACTORS
Information in response to this Item 1A can be found in this report on pages 2-13 and in the 2010 Annual Report to Stockholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.
ITEM 1B.      UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.      PROPERTIES
We own our corporate headquarters building in San Francisco, California. We also own administrative facilities in Anchorage, Alaska; Chandler, Phoenix, and Tempe, Arizona; El Monte, Irvine and San Francisco, California; Minneapolis and Shoreview, Minnesota; Billings, Montana; Omaha, Nebraska; Albuquerque, New Mexico; Portland, Oregon; Sioux Falls, South Dakota; Salt Lake City, Utah; Des Moines, Iowa; St. Louis, Missouri; Charlotte and Raleigh, North Carolina; Summit, New Jersey; and Glen Allen, Virginia; as well as operations/servicing centers in Sioux Falls, South Dakota; Birmingham and Homewood, Alabama; San Leandro, California; St. Louis, Missouri; Charlotte and Winston-Salem, North Carolina; San Antonio, Texas; Springfield, Illinois; West Des Moines, Iowa; and Minneapolis, Minnesota.
In addition, we lease office space for various administrative departments in major locations in Arizona, California, Colorado, Florida, Georgia, Iowa, Kansas, Maryland, Massachusetts, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Oregon, Pennsylvania, South Carolina, South Dakota, Texas, Utah, Virginia, Washington, Wisconsin, Ontario, Canada, and Puerto Rico; as well as operations/servicing centers in California, Florida, Georgia, North Carolina, Oregon, Pennsylvania and Virginia.
As of December 31, 2010, we provided banking, insurance, investments, mortgage and consumer and commercial finance from more than 9,000 stores under ownership and lease agreements.
We are also a joint venture partner in an office building in downtown Minneapolis, Minnesota.
ADDITIONAL INFORMATION
Additional information in response to this Item 2 can be found in the 2010 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other Assets).” That information is incorporated into this item by reference.
ITEM 3.      LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2010 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 14 (Guarantees and Legal Actions).” That information is incorporated into this item by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information relating to the Company’s executive officers is included in Item 10 of this report.
ITEM 4.      [REMOVED AND RESERVED].

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the NYSE (symbol “WFC”). The Quarterly Financial Data table of the 2010 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2010, and is incorporated herein by reference. Prices shown represent the daily high and low, and the quarter-end sale prices of the Company’s common stock as reported on the NYSE Composite Transaction Reporting System for the periods indicated. At January 31, 2011, there were 201,714 holders of record of the Company’s common stock.
DIVIDENDS
The dividend restrictions discussions on page 5 of this report and in the 2010 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” are incorporated into this item by reference.
REPURCHASES OF EQUITY SECURITIES
In September 2008, our Board of Directors authorized the repurchase of 25 million shares of our common stock. The authorization covered shares repurchased to meet team member benefit plan requirements. The Company maintains a variety of retirement plans for its team members and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate team member preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.
The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of our capital structure and liquidity, the market price of our common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In addition, repurchases in connection with employees surrendering shares to exercise employee stock options will depend upon the amount and timing of those option exercises. In June 2010, our Board of Directors also authorized the repurchase of up to $1 billion of warrants to purchase our common stock. The warrants are listed on the NYSE under the symbol “WFCWS.” The amount and timing of warrant repurchases will be based on various factors including market conditions. See the “Capital Management” section in the 2010 Annual Report to Stockholders for additional information about our common stock and warrant repurchases.
The following table shows the Company’s repurchases of its common stock for each calendar month in the quarter ended December 31, 2010.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be repurchased under
Calendar month	repurchased (1)	price paid per share	the authorizations

October	51,486	$ 25.84	3,709,302
November	168,066	28.17	3,541,236
December	468,982	30.18	3,072,254

Total	688,534

(1)	All shares were repurchased under the authorization covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 23, 2008. Unless modified or revoked by the Board, this authorization does not expire.
The following table shows Company repurchases of warrants for each calendar month in the quarter ended December 31, 2010.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants
Calendar month	purchased (1)	paid per warrant	that may yet be purchased

October	114,448	$7.96	$454,692,072
November	–	–	454,692,072
December	–	–	454,692,072

Total	114,448

(1)	All warrants were purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, this authorization does not expire.

ITEM 6.	SELECTED FINANCIAL DATA
Information in response to this Item 6 can be found in the 2010 Annual Report to Stockholders under “Financial Review” in Table 1. That information is incorporated into this item by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2010 Annual Report to Stockholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2010 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2010 Annual Report to Stockholders under “Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the 2010 Annual Report to Stockholders under “Controls and Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

Howard I. Atkins (age 60)
Senior Executive Vice President and Chief Financial Officer from August 2005 to February 2011;
Executive Vice President and Chief Financial Officer from August 2001 to August 2005.
Mr. Atkins served with the Company for 9 years and, following his announced retirement in February 2011, is no longer an executive officer.

Patricia R. Callahan (age 57)
Senior Executive Vice President since February 2011;
Executive Vice President (Office of Transition) from January 2009 to February 2011;
Executive Vice President (Social Responsibility Group) from June 2008 to December 2008;
Executive Vice President (Compliance and Risk) from June 2005 to September 2007;
Executive Vice President (Human Resources) from November 1998 to June 2005.
Ms. Callahan has served with the Company or its predecessors for 33 years.

David M. Carroll (age 53)
Senior Executive Vice President (Wealth Management, Brokerage and Retirement) since January 2009;
Senior Executive Vice President of Wachovia Corporation from September 2001 to January 2009.
Mr. Carroll has served with the Company or its predecessors for 29 years.

David A. Hoyt (age 55)
Senior Executive Vice President (Wholesale Banking) since August 2005;
Group Executive Vice President (Wholesale Banking) from November 1998 to August 2005.
Mr. Hoyt has served with the Company or its predecessors for 29 years.

Richard D. Levy (age 53)
Executive Vice President and Controller since February 2007;
Senior Vice President and Controller from September 2002 to February 2007.
Mr. Levy has served with the Company for 8 years.

Michael J. Loughlin (age 55)
Executive Vice President and Chief Risk Officer since November 2010;
Executive Vice President and Chief Credit and Risk Officer from April 2006 to November 2010;
Deputy Chief Credit Officer from January 2006 to April 2006;
Executive Vice President of Wells Fargo Bank, N.A. from May 2000 to April 2006.
Mr. Loughlin has served with the Company or its predecessors for 29 years.

Avid Modjtabai (age 49)
Executive Vice President and Chief Information Officer since April 2007;
Executive Vice President (Human Resources) from June 2005 to April 2007;
Ms. Modjtabai has served with the Company or its predecessors for 17 years.

Mark C. Oman (age 56)
Senior Executive Vice President (Home and Consumer Finance) since August 2005;
Group Executive Vice President (Home and Consumer Finance) from September 2002 to August 2005.
Mr. Oman has served with the Company or its predecessors for 31 years.

Kevin A. Rhein (age 57)
Executive Vice President (Card Services and Consumer Lending) since January 2009;
Executive Vice President of Wells Fargo Bank, N.A. since February 2004.
Mr. Rhein has served with the Company or its predecessors for 32 years.

Timothy J. Sloan (age 50)
Senior Executive Vice President and Chief Financial Officer since February 2011;
Senior Executive Vice President and Chief Administrative Officer from September 2010 to February 2011;
Executive Vice President of Wells Fargo Bank, N.A. since August 2003.
Mr. Sloan has served with the Company or its predecessors for 23 years.

James M. Strother (age 59)
Executive Vice President and General Counsel since January 2004.
Mr. Strother has served with the Company or its predecessors for 24 years.

John G. Stumpf (age 57)
Chairman, President and Chief Executive Officer since January 2010;
President and Chief Executive Officer from June 2007 to January 2010;
President and Chief Operating Officer from August 2005 to June 2007;
Group Executive Vice President (Community Banking) from July 2002 to August 2005.
Mr. Stumpf has served with the Company or its predecessors for 29 years.

Carrie L. Tolstedt (age 51)
Senior Executive Vice President (Community Banking) since June 2007;
Group Executive Vice President (Regional Banking) from July 2002 to June 2007.
Ms. Tolstedt has served with the Company or its predecessors for 21 years.
There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION
The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has seven members: John D. Baker II, Lloyd H. Dean, Enrique Hernandez, Jr., Cynthia H. Milligan, Nicholas G. Moore (Chair), Philip J. Quigley and Susan G. Swenson. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit and Examination Committee is financially literate, as required by NYSE rules, and that each qualifies as an “audit committee financial expert” as defined by SEC regulations.
CODE OF ETHICS AND BUSINESS CONDUCT
The Company’s Code of Ethics and Business Conduct for team members (including executive officers), Director Code of Ethics, the Company’s corporate governance guidelines, and the charters for the Audit and Examination, Governance and Nominating, Human Resources, Corporate Responsibility, Credit, Finance, and Risk Committees are available at www.wellsfargo.com (select “About Us,” then “Corporate Governance”). This information is also available in print to any stockholder upon written request to the Office of the Secretary, Wells Fargo & Company, MAC N9305-173, Wells Fargo Center, Sixth and Marquette, Minneapolis, Minnesota 55479.
ADDITIONAL INFORMATION
Additional information in response to this Item 10 can be found in the Company’s 2011 Proxy Statement under “Ownership of Our Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance” and “Item 1 – Election of Directors – Director Nominees for Election” and “–Other Matters Relating to Directors.” That information is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information in response to this Item 11 can be found in the Company’s 2011 Proxy Statement under “Item 1– Election of Directors – Compensation Committee Interlocks and Insider Participation” and “–Director Compensation,” under “Corporate Governance – Risk Management and Compensation Practices,” under “Executive Compensation” and under “Information About Related Persons – Related Person Transactions.” That information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about our equity compensation plans in effect on December 31, 2010, separately aggregated for plans approved by stockholders and for plans not approved by stockholders. A description of the material features of each equity compensation plan not approved by stockholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2010, unless otherwise indicated.

Equity Compensation Plan Information (1)

	(a)		(b)		(c)
					# of shares remaining
	# of shares to be				available for future
	issued upon exercise		Weighted-average		issuance under equity
	of outstanding		exercise price of		compensation plans
	options, warrants		outstanding options	,	(excluding securities
Plan category	and rights		warrants and rights (2)		reflected in column (a))

Equity compensation plans approved by security holders	298,293,835	(3)	$ 27.39		255,826,902	(4)
Equity compensation plans not approved by security holders	45,524,227	(5)	84.45		4,086,735	(6)

Total	343,818,062		$ 34.55		259,913,637

(1)	The table above does not include information about equity compensation plans assumed in mergers that we froze at the time of the merger. Under these assumed plans a total of 10,546,728 shares of common stock were issuable upon exercise of options and 67,278 shares upon distribution of vested but deferred share-based awards. The weighted average exercise price per share of our common stock of the outstanding options was $130.19. We assumed the amended and restated Wachovia Corporation 2003 Stock Incentive Plan (2003 SIP) in the Wachovia merger and in February 2009 used substantially all remaining available shares for stock option grants to legacy Wachovia team members. Information for the 2003 SIP is included in the table above under the plan category for equity compensation plans not approved by security holders. No awards have been granted since February 2009, and no future awards will be granted under the 2003 SIP.
(2)	Does not reflect restricted share rights (RSRs), restricted share units (RSUs), or restricted share awards (RSAs) or deferred compensation benefits because they have no exercise price.
(3)	For the Long-Term Incentive Compensation Plan (LTICP), consists of 266,347,313 shares subject to options, 22,438,100 shares subject to unvested RSRs, 84,356 shares issuable upon distribution of vested but deferred RSRs, and a maximum of 3,846,876 performance shares. For the Supplemental 401(k) Plan, consists of 4,183,124 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 797,864 shares subject to options, 199,721 shares issuable upon distribution of vested but deferred stock awards, and 396,481 shares issuable upon distribution of deferred compensation benefits.
(4)	We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. Each share of common stock issued under the LTICP pursuant to awards other than options or SARs counts as two shares. Effective January 25, 2011, the Board authorized an additional 250,000 shares of common stock for issuance under the Directors Plan for compensation deferrals only.

Plan	# of shares	Award types

LTICP	255,366,726	Stock options, stock, SARs, restricted stock, RSRs
		performance shares, performance units
Supplemental 401(k) Plan	420,524	Deferral distribution
Directors Plan	39,652	Stock options, deferral distribution

(5)	For the 2003 SIP, consists of 29,876,750 shares subject to options and 598,621 shares subject to RSAs. For the PartnerShares Stock Option Plan (PartnerShares), consists of 8,474,545 shares subject to options. For the other plans, consists of 6,574,311 shares of common stock issuable upon distribution of deferred compensation benefits.
(6)	We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. No information is provided for the 2003 SIP, PartnerShares Plan, the Norwest Corporation Directors’ Formula Stock Award Plan and the Norwest Corporation Directors’ Stock Deferral Plan because no future awards or deferrals will be made under these plans and because column (a) reflects all shares issuable under those plans upon exercise or distribution of outstanding awards or deferred compensation benefits.

Plan	# of shares	Award types

Deferred Compensation Plan	3,611,960	Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent
Contractors	474,775	Deferral distribution

Material Features of Equity Compensation Plans Not Approved by Stockholders
The 2003 SIP. The amended and restated Wachovia Corporation 2003 Stock Incentive Plan (2003 SIP) was originally approved by Wachovia’s shareholders in 2003 and prior to the merger had been used for equity awards to Wachovia’s executive officers and other key employees. We assumed the 2003 SIP in the merger and in February 2009 used substantially all remaining available shares for stock option grants to legacy Wachovia team members. No awards have been granted since then, and no future awards will be granted under the 2003 SIP.

At December 31, 2010, only options and stock awards in the form of RSAs were outstanding under the 2003 SIP. The options generally expire on the tenth anniversary of the grant date and vest ratably over a three-year period from the grant date. The option price is payable to us in full by methods the Board’s Human Resources Committee (HRC) designates, including, but not limited to, in cash or its equivalent, by tendering or withholding shares of our common stock having a fair market value at the time of exercise equal to the total option price, or by a combination of the foregoing. Unless the HRC determines otherwise or except as prohibited by applicable law, options may also be exercised by a “cashless exercise” where the participant gives irrevocable instructions to a broker to promptly deliver to us the amount of sale proceeds from the shares covered by the option exercised, together with any withholding taxes due to the Company. The proceeds from any cash payments upon option exercise are added to our general funds and used for general corporate purposes. The outstanding RSAs vest upon the achievement of the specified performance criteria. Prior to vesting, the holders of RSAs may exercise full voting rights with respect to those shares and are entitled to receive all dividends and other distributions paid with respect to those shares. Each participant’s award agreement will state the extent, if any, to which the participant may receive unvested stock awards following termination of employment.
PartnerShares Plan. We used the PartnerShares Stock Option Plan (PartnerShares) from 1996-2002 primarily for equity awards to team members not eligible for grants under the LTICP. The plan was in effect at December 31, 2010, only as to the issuance of common stock upon exercise of outstanding options. No future awards may be granted under the PartnerShares Plan.
Options under the PartnerShares Plan are exercisable at the closing share price of our common stock as of the trading day immediately before the grant date. All options granted under the plan were vested at December 31, 2010. Options are exercisable for ten years from the grant date or one year from the participant’s death, whichever occurs first. If a participant leaves the Company other than because of death, permanent disability or discharge for cause, the option terminates immediately or three months after termination, as specified in the grant terms. If a participant is discharged for cause, the option terminates immediately. Participants can pay the exercise price in cash or by cashless exercise through a broker.
Deferred Compensation Plan. Under the Deferred Compensation Plan eligible team members may defer receipt of salary, bonuses and certain other compensation subject to the terms of the plan. Deferral elections are irrevocable once made except for limited re-deferral opportunities. We treat amounts deferred by a participant as if invested in the earnings options selected by the participant, and determine the deferred compensation benefit payable to the participant based on the performance of those earnings options. The plan offers a number of earnings options, including one based on our common stock with dividends reinvested. We generally distribute amounts allocated to the common stock option in shares of common stock. Participants have no direct interest in any of the earnings options and are general unsecured creditors of the Company with respect to their deferred compensation benefits under the plan.
Non-Qualified Deferred Compensation Plan for Independent Contractors. Under the Non-Qualified Deferred Compensation Plan for Independent Contractors participants who perform qualifying investment or other financial services for participating affiliates as independent contractors may defer all or part of their eligible compensation payable to them by the affiliate subject to the terms of the plan. Deferral elections are irrevocable once made. Amounts deferred by a participant are treated as if invested in the earnings options selected by the participant, which determine the deferred compensation benefit payable to the participant. The plan offers a number of earnings options, including one based on our common stock with dividends reinvested. We generally distribute amounts allocated to the common stock option in shares of common stock. The plan is sponsored by a wholly owned subsidiary, WF Deferred Compensation Holdings, Inc. We have guaranteed its obligations under the plan. Participants have no direct interest in any of the earnings options and are general unsecured creditors of the plan sponsor and the Company with respect to their deferred compensation benefits under the plan.
Norwest Corporation Directors’ Formula Stock Award Plan. Under the Norwest Corporation Directors’ Formula Stock Award Plan we awarded shares of common stock to non-employee directors. The plan allowed participants to defer receipt of all or a portion of their awards, with dividends reinvested, until a future year or years as selected by the participants subject to the terms of the plan. Participants can elect one time to defer commencement of distribution of their deferral accounts if the election is made sufficiently in advance of the original distribution commencement date and the new distribution commencement date is sufficiently beyond the original distribution commencement date. Participants have no direct interest in the shares deferred under the plan and are general unsecured creditors of the Company with respect to payment of their deferred stock awards under the plan. No future stock awards or deferrals may be made under this plan.
Norwest Corporation Directors’ Stock Deferral Plan. Under the Norwest Corporation Directors’ Stock Deferral Plan a participating director could defer receipt of all or part of the annual cash retainer and meeting fees payable to the director until a future year or years as selected by the director subject to the terms of the plan. A participating director could elect distribution of his or her deferral account in a lump sum in either cash or whole shares of common stock, or a combination of both. Alternatively, the director could elect to receive the distribution in up to ten annual installments of cash. A participant can elect one time to defer commencement of distribution of his or her deferral account if the election is made sufficiently in advance of the original distribution commencement date and the new distribution commencement date is sufficiently beyond the original distribution commencement date. No future deferrals may be made under this plan.
ADDITIONAL INFORMATION
Additional information in response to this Item 12 can be found in the Company’s 2011 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers” and “–Principal Stockholders.” That information is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information in response to this Item 13 can be found in the Company’s 2011 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information in response to this Item 14 can be found in the Company’s 2011 Proxy Statement under “Item 4 – Appointment of Independent Auditors – KPMG Fees” and “–Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. FINANCIAL STATEMENTS
The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2010 Annual Report to Stockholders, and are incorporated into this item by reference.
2. FINANCIAL STATEMENT SCHEDULES
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
3. EXHIBITS
A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this item by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

WELLS FARGO & COMPANY
By:	/s/ JOHN G. STUMPF
John G. Stumpf Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN G. STUMPF
John G. Stumpf Chairman, President and Chief Executive Officer (Principal Executive Officer) February 25, 2011

By:	/s/ TIMOTHY J. SLOAN
Timothy J. Sloan
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer) February 25, 2011

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer) February 25, 2011

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Nicholas G. Moore to sign this document on their behalf.

John D. Baker II	Cynthia H. Milligan
John S. Chen	Nicholas G. Moore
Lloyd H. Dean	Philip J. Quigley
Susan E. Engel	Judith M. Runstad
Enrique Hernandez, Jr.	Stephen W. Sanger
Donald M. James	John G. Stumpf
Richard D. McCormick	Susan G. Swenson
Mackey J. McDonald

By:	/s/ NICHOLAS G. MOORE
Nicholas G. Moore Director and Attorney-in-fact February 25, 2011

EXHIBIT INDEX

Exhibit
Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)*	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Forms of Performance Share Award Agreement:
	For grants on or after February 22, 2011; and	Filed herewith.
	For grants to John G. Stumpf, Howard I. Atkins, David M. Carroll, David A. Hoyt, Mark C. Oman and Carrie L. Tolstedt on June 22, 2010.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed June 25, 2010.
	Form of Retention Performance Share Award Agreement for grants to John G. Stumpf, Howard I. Atkins, David A. Hoyt, Mark C. Oman and Carrie L. Tolstedt on December 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed December 31, 2009.
	Forms of Award Agreement for grants of stock awards to John G. Stumpf, Howard I. Atkins, David A. Hoyt and Mark C. Oman.	Incorporated by reference to Exhibits 10(a), 10(b), 10(c) and 10(d) to the Company’s Current Report on Form 8-K filed August 6, 2009.
Forms of Restricted Share Rights Award Agreement.
	For grants on or after February 22, 2011, including grants to John G. Stumpf, Howard I. Atkins, David A. Hoyt, Mark C. Oman, Timothy J. Sloan and Carrie L. Tolstedt; and	Filed herewith.
	For grants prior to February 22, 2011, including grants to John G. Stumpf, Howard I. Atkins, David A. Hoyt, Mark C. Oman, Timothy J. Sloan and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

*	Management contract or compensatory plan or arrangement.

Exhibit
Number	Description	Location
10(a)*	For grant to David M. Carroll on December 24, 2009;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	For grant to John G. Stumpf on August 3, 2009; and	Incorporated by reference to Exhibit 10(e) to the Company’s Current Report on Form 8-K filed August 6, 2009.
	For grants to Howard I. Atkins, David A. Hoyt, Mark C. Oman and Carrie L. Tolstedt on February 24, 2009, as amended on November 16, 2010.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed February 27, 2009, amendment filed herewith.
	Form of Non-Qualified Stock Option Agreement, including grants to John G. Stumpf, Howard I. Atkins, David M. Carroll, David A. Hoyt, Mark C. Oman, Timothy J. Sloan and Carrie L. Tolstedt.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(b)*	Long-Term Incentive Plan.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994.
10(c)*	Wells Fargo Bonus Plan, as amended effective January 1, 2010.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10(d)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 5, 2008.
10(e)*	Executive Officer Performance Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed November 23, 2009.
10(f)*	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(g)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit
Number	Description	Location
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10(h)*	1990 Director Option Plan for directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(c) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(i)*	1987 Director Option Plan for directors of the former Wells Fargo.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 10, 1995.
	Amendment to 1987 Director Option Plan, effective September 16, 1997.	Incorporated by reference to Exhibit 10 to the former Wells Fargo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10(j)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(k)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(l)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(m)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit
Number	Description	Location
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(n)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
10(o)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
10(p)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(q)*	Agreement, dated July 11, 2001, between the Company and Howard I. Atkins.	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10(r)*	Agreement between the Company and Mark C. Oman, dated May 7, 1999.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
	Amendment No. 1 to Agreement between the Company and Mark C. Oman, effective December 29, 2008.	Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(s)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(t)*	Description of Executive Financial Planning Program.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10(u)	PartnerShares Stock Option Plan.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
	Amendment to PartnerShares Stock Option Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
	Amendment to PartnerShares Stock Option Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
	Amendment to PartnerShares Stock Option Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
	Amendment to PartnerShares Stock Option Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit
Number	Description	Location
10(v)	Non-Qualified Deferred Compensation Plan for Independent Contractors.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Non-Qualified Deferred Compensation Plan for Independent Contractors, effective January 1, 2009.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(w)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(x)*	Description of Non-Employee Director Equity Compensation Program.	Filed herewith.
10(y)*	Employment Agreement, dated December 30, 2008, between the Company and David M. Carroll.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(z)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(aa)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(bb)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(cc)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(dd)*	Wachovia Corporation 1998 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit (10)(j) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(ee)*	Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(m) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
	Amendment No. 1 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 22, 2005.
	Amendment No. 2 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(h) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

Exhibit
Number	Description	Location
10(ff)*	Wachovia Corporation 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(gg)*	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(hh)*	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(ii)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(jj)*	Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) to Wachovia Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(kk)*	Form of stock award agreement for Executive Officers of Wachovia Corporation, including David M. Carroll.	Incorporated by reference to Exhibit (10)(ss) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
10(ll)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.
	Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Year ended December 31,
	2010	2009	2008	2007	2006

Including interest on deposits	3.21	2.68	1.33	1.81	2.01
Excluding interest on deposits	4.32	3.64	1.60	2.85	3.38

Exhibit
Number	Description	Location
12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Year ended December 31,
	2010	2009	2008	2007	2006

Including interest on deposits	2.84	1.69	1.28	1.81	2.01
Excluding interest on deposits	3.61	1.90	1.50	2.85	3.38

13	2010 Annual Report to Stockholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Filed herewith.
101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, is formatted in XBRL interactive data files:	Furnished herewith.
(i) Consolidated Statement of Income for each of the years in the three-year period ended December 31, 2010; (ii) Consolidated Balance Sheet at December 31, 2010, and December 31, 2009; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2010; (iv) Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2010; and (v) Notes to Financial Statements.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.