Form 10-Q
period 2011-03-31
WELLS FARGO & CO/MN
filed 2011-05-06
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 29, 2011
Common stock, $1-2/3 par value	5,289,099,076

FORM 10-Q
CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements	Page
	Consolidated Statement of Income	49
	Consolidated Balance Sheet	50
	Consolidated Statement of Changes in Equity and Comprehensive Income	51
	Consolidated Statement of Cash Flows	53
	Notes to Financial Statements
	1 - Summary of Significant Accounting Policies	54
	2 - Business Combinations	55
	3 - Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments	55
	4 - Securities Available for Sale	56
	5 - Loans and Allowance for Credit Losses	65
	6 - Other Assets	81
	7 - Securitizations and Variable Interest Entities	82
	8 - Mortgage Banking Activities	93
	9 - Intangible Assets	96
	10 - Guarantees, Pledged Assets and Collateral	97
	11 - Legal Actions	99
	12 - Derivatives	100
	13 - Fair Values of Assets and Liabilities	107
	14 - Preferred Stock	120
	15 - Employee Benefits	123
	16 - Earnings Per Common Share	124
	17 - Operating Segments	125
	18 - Condensed Consolidating Financial Statements	127
	19 - Regulatory and Agency Capital Requirements	130

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	1
	Overview	2
	Earnings Performance	4
	Balance Sheet Analysis	9
	Off-Balance Sheet Arrangements	12
	Risk Management	13
	Capital Management	42
	Critical Accounting Policies	44
	Current Accounting Developments	45
	Forward-Looking Statements	46
	Risk Factors	47
	Glossary of Acronyms	131

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	48

PART II	Other Information
Item 1.	Legal Proceedings	132

Item 1A.	Risk Factors	132

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	132

Item 6.	Exhibits	133

Signature		133

Exhibit Index		134
EX-3.A
EX-10.C
EX-10.D
EX-12.A
EX-12.B
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW
Summary Financial Data

						% Change
	Quarter ended					Mar. 31, 2011 from

	Mar. 31 ,	Dec. 31	,	Mar. 31	,	Dec. 31 ,	Mar. 31 ,
($ in millions, except per share amounts)	2011	2010		2010		2010	2010

For the Period
Wells Fargo net income	$3,759	3,414		2,547		10%	48
Wells Fargo net income applicable to common stock	3,570	3,232		2,372		10	51
Diluted earnings per common share	0.67	0.61		0.45		10	49
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.23%	1.09		0.84		13	46
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	11.98	10.95		8.96		9	34
Efficiency ratio (1)	62.6	62.1		56.5		1	11
Total revenue	$20,329	21,494		21,448		(5)	(5)
Pre-tax pre-provision profit (PTPP) (2)	7,596	8,154		9,331		(7)	(19)
Dividends declared per common share	0.12	0.05		0.05		140	140
Average common shares outstanding	5,278.8	5,256.2		5,190.4		-	2
Diluted average common shares outstanding	5,333.1	5,293.8		5,225.2		1	2
Average loans	$754,077	753,675		797,389		-	(5)
Average assets	1,241,176	1,237,037		1,226,120		-	1
Average core deposits (3)	796,826	794,799		759,169		-	5
Average retail core deposits (4)	584,100	573,843		573,653		2	2
Net interest margin	4.05%	4.16		4.27		(3)	(5)
At Period End
Securities available for sale	$167,906	172,654		162,487		(3)	3
Loans	751,155	757,267		781,430		(1)	(4)
Allowance for loan losses	21,983	23,022		25,123		(5)	(12)
Goodwill	24,777	24,770		24,819		-	-
Assets	1,244,666	1,258,128		1,223,630		(1)	2
Core deposits (3)	795,038	798,192		756,050		-	5
Wells Fargo stockholders’ equity	133,471	126,408		116,142		6	15
Total equity	134,943	127,889		118,154		6	14
Tier 1 capital (5)	110,761	109,353		98,329		1	13
Total capital (5)	147,311	147,142		137,600		-	7
Capital ratios:
Total equity to assets	10.84%	10.16		9.66		7	12
Risk-based capital (5):
Tier 1 capital	11.50	11.16		9.93		3	16
Total capital	15.30	15.01		13.90		2	10
Tier 1 leverage (5)	9.27	9.19		8.34		1	11
Tier 1 common equity (6)	8.93	8.30		7.09		8	26
Book value per common share	$23.18	22.49		20.76		3	12
Team members (active, full-time equivalent)	270,200	272,200		267,400		(1)	1
Common stock price:
High	$34.25	31.61		31.99		8	7
Low	29.82	23.37		26.37		28	13
Period end	31.71	30.99		31.12		2	2

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).

(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.

(5)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

(6)	See the “Capital Management” section in this Report for additional information.

This Report on Form 10-Q for the quarter ended March 31, 2011, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Forward-Looking Statements” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
See the Glossary of Acronyms at the end of this Report for terms used throughout this Report.
Financial Review
Overview

Wells Fargo & Company is a $1.2 trillion diversified financial services company providing banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage and consumer finance through banking stores, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia (D.C.) and in other countries. We ranked fourth in assets and second in the market value of our common stock among our large bank peers at March 31, 2011. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. When we refer to “legacy Wells Fargo,” we mean Wells Fargo excluding Wachovia Corporation (Wachovia).
Our Vision and Strategy
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to offer them all of the financial products that fulfill their needs. Our cross-sell strategy, diversified business model and the breadth of our geographic reach facilitate growth in both strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us, gain new customers in our extended markets, and increase market share in many businesses.
     Our combined company retail bank household cross-sell was 5.79 products per household in first quarter 2011, up from 5.60 a year ago. We believe there is more opportunity for cross-sell as we continue to earn more business from our Wachovia customers. Our goal is eight products per customer, which is approximately half of our estimate of potential demand for an average U.S. household. One of every four of our retail banking households has eight or more products. Business banking cross-sell offers another potential opportunity for growth, with cross-sell of 4.09 products in our Western footprint (including legacy Wells Fargo and converted Wachovia customers), up from 4.04 in fourth quarter 2010.
     Our pursuit of growth and earnings performance is influenced by our belief that it is important to maintain a well controlled operating environment as we complete the integration of the Wachovia businesses and grow the combined company. We manage our credit risk by establishing what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our loan portfolio. We manage the interest rate and market risks inherent in our asset and liability balances within established ranges, while ensuring adequate liquidity and funding. We maintain strong capital levels to facilitate future growth.
Financial Performance
     Wells Fargo net income was a record $3.8 billion in first quarter 2011, up 48% from a year ago, and diluted earnings per common share were $0.67, up 49%. Our results included contributions from each of our three business segments: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. In first quarter 2011, credit quality improved, capital ratios increased and cross-selling reached new highs. Reflecting the significant improvement in our credit portfolios, the provision for credit losses was $1.0 billion less than net charge-offs for first quarter 2011. Revenue was down 5% from a year ago, reflecting a decline in mortgage banking income and lower service charges on deposits due to regulatory changes, as well as a decline in average loans as we continued to reduce our non-strategic and liquidating loan portfolios. Noninterest expense was up 5% primarily due to higher commission and incentive compensation.
     Our average core deposits grew 5% from a year ago to $796.8 billion at March 31, 2011. Average core deposits were 106% of total average loans in first quarter 2011, up from 95% a year ago. We continued to attract high quality core deposits in the form of checking and savings deposits, which grew 9% to $722.5 billion at March 31, 2011, from $664.4 billion a year ago, as we added new customers and deepened our relationships with existing customers.
     Wells Fargo remained one of the largest providers of credit to the U.S. economy. We continued to lend to creditworthy customers and made $151 billion in new loan commitments to consumer, small business and commercial customers, including

Overview (continued)
$84 billion of residential mortgage originations in first quarter 2011, up from a total of $128 billion a year ago. We are an industry leader in loan modifications for homeowners. As of March 31, 2011, approximately 665,000 Wells Fargo mortgage customers were in active trial or had completed loan modifications since the beginning of 2009.
Credit Quality
We experienced significant improvement in our credit portfolio with lower net charge-offs, lower nonperforming assets and improved delinquency trends. The improvement in our credit portfolio was due in part to the continued decline in our non-strategic and liquidating loan portfolios (primarily from the Wachovia acquisition), which decreased $6.5 billion in first quarter 2011, and $65.0 billion in total since the Wachovia acquisition, to $126.8 billion at March 31, 2011.
     Reflecting the improved performance in our loan portfolios, the provision for credit losses was $1.0 billion less than net charge-offs for first quarter 2011. Absent significant deterioration in the economy, we expect future reductions in the allowance for credit losses. First quarter 2011 marked the fifth consecutive quarter of declining loan losses and the second consecutive quarter of reduced nonperforming assets. Net charge-offs decreased significantly to $3.2 billion in first quarter 2011 from $3.8 billion in fourth quarter 2010, and $5.3 billion a year ago. Nonperforming assets decreased to $30.6 billion at March 31, 2011, from $32.4 billion at December 31, 2010, and $31.5 billion a year ago. Loans 90 days or more past due and still accruing (excluding government insured/guaranteed loans) decreased to $2.4 billion at March 31, 2011, from $2.6 billion at December 31, 2010, and $4.9 billion a year ago. In addition, the portfolio of purchased credit-impaired (PCI) loans acquired in the Wachovia merger has performed better than originally expected.
Capital
We continued to build capital in first quarter 2011, with total shareholders’ equity up $7.1 billion from year-end 2010. In first quarter 2011, our Tier 1 common equity ratio grew more than 60 basis points to 8.93% of risk-weighted assets under Basel I, reflecting strong internal capital generation. Under our interpretation of current Basel III capital proposals, we estimate that our Tier 1 common equity ratio grew to 7.2% in first quarter 2011. Our other regulatory capital ratios also continued to grow with the Tier 1 capital ratio reaching 11.50% and Tier 1 leverage ratio reaching 9.27% at March 31, 2011. See the “Capital Management” section in this Report for more information regarding our capital, including Tier 1 common equity.
     We took several capital actions in first quarter 2011. Reflecting our strong capital position, we returned more capital to shareholders in first quarter 2011, with an increase in our quarterly common stock dividend to $0.12 per share. We also increased our share repurchase authority by 200 million shares. In addition, we issued notice to call $3.2 billion of high-cost trust preferred securities and expect to call additional trust preferred securities.
Wachovia Merger Integration
On December 31, 2008, Wells Fargo acquired Wachovia, one of the nation’s largest diversified financial services companies. At the beginning of our third year of the Wachovia integration, our progress to date is on track and on schedule, and business and revenue synergies have exceeded our expectations at the time the merger was announced. First quarter 2011 marked further milestones in our integration of legacy Wells Fargo and Wachovia: we completed our conversion to one common retail brokerage platform and we converted retail banking stores in several eastern states, including Connecticut, Delaware, New Jersey, and New York. With our April conversion of the Pennsylvania retail banking stores, 74% of our banking customers are now on a single deposit system. The Wachovia merger has already proven to be a financial success, with substantially all of the originally expected savings already realized and growing revenue synergies reflecting market share gains in many businesses, including mortgage, auto dealer services and investment banking.
     As a result of PCI accounting for loans acquired in the Wachovia merger, ratios of the Company, including the growth rate in nonperforming assets (NPAs) since December 31, 2008, may not be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions. In particular:
•	Wachovia’s high risk loans were written down pursuant to PCI accounting at the time of merger. Therefore, the allowance for credit losses is lower than otherwise would have been required without PCI loan accounting; and

•	Because we virtually eliminated Wachovia’s nonaccrual loans at December 31, 2008, the quarterly growth rate in our nonaccrual loans following the merger was higher than it would have been without PCI loan accounting. Similarly, our net charge-offs rate was lower than it otherwise would have been.
Market and Industry Developments
The Board of Governors of the Federal Reserve System (FRB) and the Office of the Comptroller of the Currency (OCC) recently issued consent orders that will require us to promptly correct deficiencies in our residential mortgage loan servicing and foreclosure practices that were identified by federal banking regulators in their review conducted in fourth quarter 2010. The consent orders also require that we improve our servicing and foreclosure practices. We are committed to compliance with the consent orders and support the development of national servicing standards that will provide greater clarity for servicers, investors and customers. We continue to be committed to modifying mortgages for at-risk customers. We have been working with our regulators for an extended period to improve our processes and have already begun making some of the operational changes that will result from the expanded servicing responsibilities outlined in the consent orders.
     In 2009, the FRB announced regulatory changes to debit card and ATM overdraft practices, which have reduced our service charges on deposit accounts. The Dodd-Frank Act, among other things, authorizes the FRB to issue regulations governing debit card interchange fees, which are expected to be implemented in 2011. We continue to refine our estimate of the potential impact on our income of these regulations, if implemented in 2011. Based on the current FRB proposals, we currently expect that our quarterly income would be reduced by approximately $325 million (after tax), before the impact of any offsetting actions.

Earnings Performance

Net income for first quarter 2011 was $3.8 billion ($0.67 diluted per share) with $3.6 billion applicable to common stock, compared with net income of $2.5 billion ($0.45 diluted per share) with $2.4 billion applicable to common stock for first quarter 2010. Our first quarter 2011 earnings reflected the benefit of continued improvements in credit quality, partially offset by a decrease in total loans and elevated balances of lower yielding earning assets.
     Revenue, the sum of net interest income and noninterest income, was $20.3 billion in first quarter 2011 compared with $21.4 billion in first quarter 2010. The decline in revenue was predominantly due to lower net interest income and lower mortgage banking revenue. However, many businesses generated year over year revenue growth, including corporate banking, commercial mortgage servicing, fixed income and equity sales and trading, global remittance, real estate capital markets, retail brokerage, auto dealer services and wealth management. Net interest income of $10.7 billion in first quarter 2011 declined 4% from a year ago compared with a 5% decline in average loans. The decline in average loans reflected continued reductions in the non-strategic/liquidating portfolios and soft consumer loan demand.
     Noninterest expense was $12.7 billion (63% of revenue) in first quarter 2011, compared with $12.1 billion (56% of revenue) a year ago. First quarter 2011 included $440 million of merger integration costs (up from $380 million a year ago), $472 million of operating losses (up from $208 million a year ago) substantially all from additional litigation accruals for foreclosure-related matters, and higher incentive compensation expenses caused by sales increases in commission-based business units as well as other earnings-based incentives. Certain expenses remained elevated year over year, including loan resolution costs and merger costs. As we conclude the integration process, and as the economy continues to recover, we expect these expenses to decline.
Net Interest Income
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits, short-term borrowings and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% federal statutory tax rate.
     Net interest income on a taxable-equivalent basis was $10.8 billion in first quarter 2011, compared with $11.3 billion a year ago. The net interest margin was 4.05% in first quarter 2011, down 22 basis points from 4.27% in first quarter 2010. Net interest margin was compressed relative to first quarter 2010 as lower-yielding cash and short-term investments increased as loan balances declined. The impact of these factors was somewhat mitigated by continued disciplined deposit pricing and reduced long-term debt.
     The mix of earning assets and their yields are important drivers of net interest income. Soft consumer loan demand and the impact of liquidating certain loan portfolios reduced average loans in first quarter 2011 to 70% of average earning assets from 74% in first quarter 2010. Average short-term investments and trading account assets increased to 11% of earning assets in first quarter 2011, up from 6% of earning assets in first quarter 2010.
     Core deposits are a low-cost source of funding and thus an important contributor to both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $796.8 billion in first quarter 2011 from $759.2 billion in first quarter 2010 and funded 106% and 95% of average loans, respectively. Average core deposits increased to 74% of average earning assets in first quarter 2011, up from 71% a year ago, yet the cost of these deposits declined significantly as the mix shifted from higher cost certificates of deposit to checking and savings products, which were also at lower yields relative to first quarter 2010. About 90% of our core deposits are now in checking and savings deposits, one of the highest percentages in the industry.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended March 31,

	2011			2010

			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$83,386	0.35%	$72	40,833	0.33%	$33
Trading assets	37,403	3.81	356	27,911	3.91	272
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,575	2.87	11	2,278	3.62	20
Securities of U.S. states and political subdivisions	19,570	5.45	270	13,696	6.60	221
Mortgage-backed securities:
Federal agencies	73,466	4.72	832	79,730	5.39	1,023
Residential and commercial	32,934	9.68	732	32,768	9.67	790

Total mortgage-backed securities	106,400	6.21	1,564	112,498	6.67	1,813
Other debt securities (4)	35,920	5.55	465	32,346	6.51	492

Total debt securities available for sale (4)	163,465	5.94	2,310	160,818	6.59	2,546
Mortgages held for sale (5)	38,742	4.51	437	31,368	4.93	387
Loans held for sale (5)	975	4.88	12	6,406	2.15	34
Loans:
Commercial:
Commercial and industrial	150,047	4.65	1,723	156,466	4.51	1,743
Real estate mortgage	99,797	3.92	967	97,967	3.68	889
Real estate construction	24,281	4.26	255	35,852	3.07	272
Lease financing	13,020	7.83	255	14,008	9.22	323
Foreign	33,638	2.83	235	28,561	3.62	256

Total commercial	320,783	4.33	3,435	332,854	4.23	3,483

Consumer:
Real estate 1-4 family first mortgage	229,570	5.01	2,867	245,024	5.26	3,210
Real estate 1-4 family junior lien mortgage	94,708	4.35	1,018	105,640	4.47	1,168
Credit card	21,509	13.18	709	23,345	13.15	767
Other revolving credit and installment	87,507	6.36	1,371	90,526	6.40	1,427

Total consumer	433,294	5.54	5,965	464,535	5.70	6,572

Total loans (5)	754,077	5.03	9,400	797,389	5.09	10,055
Other	5,228	3.90	50	6,069	3.36	50

Total earning assets	$1,083,276	4.73%	$12,637	1,070,794	5.06%	$13,377

Funding sources
Deposits:
Interest-bearing checking	$58,503	0.10%	$14	62,021	0.15%	$23
Market rate and other savings	443,586	0.22	237	403,945	0.29	286
Savings certificates	74,371	1.39	255	94,763	1.36	317
Other time deposits	13,850	2.24	76	15,878	2.03	80
Deposits in foreign offices	57,473	0.23	33	55,434	0.21	29

Total interest-bearing deposits	647,783	0.38	615	632,041	0.47	735
Short-term borrowings	54,751	0.22	30	45,081	0.18	19
Long-term debt	150,144	2.95	1,104	209,008	2.45	1,276
Other liabilities	9,472	3.24	76	5,664	3.43	49

Total interest-bearing liabilities	862,150	0.85	1,825	891,794	0.94	2,079
Portion of noninterest-bearing funding sources	221,126	-	-	179,000	-	-

Total funding sources	$1,083,276	0.68	1,825	1,070,794	0.79	2,079

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.05%	$10,812		4.27%	$11,298

Noninterest-earning assets
Cash and due from banks	$17,360			18,049
Goodwill	24,775			24,816
Other	115,765			112,461

Total noninterest-earning assets	$157,900			155,326

Noninterest-bearing funding sources
Deposits	$193,100			172,039
Other liabilities	55,316			44,739
Total equity	130,610			117,548
Noninterest-bearing funding sources used to fund earning assets	(221,126)			(179,000)

Net noninterest-bearing funding sources	$157,900			155,326

Total assets	$1,241,176			1,226,120

(1)	Our average prime rate was 3.25% for the quarters ended March 31, 2011 and 2010. The average three-month London Interbank Offered Rate (LIBOR) was 0.31% and 0.26% for the same quarters, respectively.

(2)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts include the effects of any unrealized gain or loss marks but those marks carried in other comprehensive income are not included in yield determination of affected earning assets. Thus yields are based on amortized cost balances computed on a settlement date basis.

(4)	Includes certain preferred securities.

(5)	Nonaccrual loans and related income are included in their respective loan categories.

(6)	Includes taxable-equivalent adjustments of $161 million and $151 million for March 31, 2011 and 2010, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

Noninterest Income

Table 2: Noninterest Income

	Quarter ended March 31,		%

(in millions)	2011	2010	Change

Service charges on deposit accounts	$1,012	1,332	(24)%
Trust and investment fees:
Trust, investment and IRA fees	1,060	1,049	1
Commissions and all other fees	1,856	1,620	15

Total trust and investment fees	2,916	2,669	9

Card fees	957	865	11
Other fees:
Cash network fees	81	55	47
Charges and fees on loans	397	419	(5)
Processing and all other fees	511	467	9

Total other fees	989	941	5

Mortgage banking:
Servicing income, net	866	1,366	(37)
Net gains on mortgage loan origination/sales activities	1,150	1,104	4

Total mortgage banking	2,016	2,470	(18)

Insurance	503	621	(19)
Net gains from trading activities	612	537	14
Net gains (losses) on debt securities available for sale	(166)	28	NM
Net gains from equity investments	353	43	721
Operating leases	77	185	(58)
All other	409	610	(33)

Total	$9,678	10,301	(6)

NM - Not meaningful
Noninterest income was $9.7 billion for first quarter 2011, compared with $10.3 billion for first quarter 2010, representing 48% of revenue for both periods. The decrease from March 31, 2010 was due largely to lower mortgage banking net servicing income and lower service charges on deposit accounts.
     Our service charges on deposit accounts decreased in first quarter by $320 million from a year ago. This decrease was primarily the result of changes to Regulation E and related overdraft policy changes.
     We earn trust, investment and IRA (Individual Retirement Account) fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At March 31, 2011, these assets totaled $2.2 trillion, up 10% from $2.0 trillion at March 31, 2010. Trust, investment and IRA fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees were $1.1 billion in first quarter 2011, up 1% from a year ago.
     We receive commissions and other fees for providing services to full-service and discount brokerage customers as well as from investment banking activities including equity and bond underwriting. These fees increased to $1.9 billion in first quarter 2011 from $1.6 billion a year ago. These fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. Brokerage client assets totaled $1.2 trillion at March 31, 2011, up from $1.1 trillion a year ago.
     Card fees increased to $957 million in first quarter 2011, from $865 million a year ago, mainly due to growth in purchase volume and new accounts growth driven by improvements in the economy.
     Mortgage banking noninterest income consists of net servicing income and net gains on loan origination/sales activities and totaled $2.0 billion in first quarter 2011, compared with $2.5 billion a year ago. The reduction year over year in mortgage banking noninterest income was primarily driven by a decline in net servicing income.
     Net servicing income includes both changes in the fair value of mortgage servicing rights (MSRs) during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for first quarter 2011 included a $379 million net MSR valuation gain that was recorded to earnings ($499 million increase in the fair value of the MSRs offset by a $120 million hedge loss) and for first quarter 2010 included a $989 million net MSR valuation gain ($777 million decrease in the fair value of MSRs offset by a $1.8 billion hedge gain). The valuation of our MSRs at the end of first quarter 2011 reflected our assessment of changes in servicing and foreclosure costs, including the estimated impact from regulatory consent orders. See the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section and Note 11 (Legal Actions) to Financial Statements in this Report for information on the regulatory consent orders. The $610 million decline in net MSR valuation gain results for first quarter 2011 compared with first quarter 2010 was primarily due to a decline in hedge carry income. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for a detailed discussion of our MSRs risks and hedging approach. Our portfolio of loans serviced for others was $1.86 trillion at March 31, 2011, and $1.84 trillion at December 31, 2010. At March 31, 2011, the ratio of MSRs to related loans serviced for others was 0.92%, compared with 0.86% at December 31, 2010.
     Income from loan origination/sale activities was $1.2 billion in first quarter 2011 compared with $1.1 billion a year ago. The slight increase in first quarter 2011 was driven by lower provision for loan repurchase losses and higher loan origination volume, offset by lower margins on loan originations.
     Net gains on mortgage loan origination/sales activities include the cost of any additions to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase liability that were charged against net gains on mortgage loan origination/sales activities during first quarter 2011 totaled $249 million (compared with $402 million for first quarter 2010), of which $214 million ($358 million for first quarter 2010) was for subsequent increases in estimated losses on prior year’s loan sales because of the current economic environment. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section in this Report.
     Residential real estate originations were $84 billion in first quarter 2011 compared with $76 billion a year ago and mortgage applications were $102 billion in first quarter 2011 compared with $125 billion a year ago. The 1-4 family first mortgage unclosed pipeline was $45 billion at March 31, 2011, and $59 billion at March 31, 2010. For additional detail, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
     Net gains on debt and equity securities totaled $187 million for first quarter 2011 and $71 million for first quarter 2010, after other-than-temporary impairment (OTTI) write-downs of $121 million for first quarter 2011 and $197 million a year ago.
Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Mar. 31,		%

(in millions)	2011	2010	Change

Salaries	$3,454	3,314	4%
Commission and incentive compensation	2,347	1,992	18
Employee benefits	1,392	1,322	5
Equipment	632	678	(7)
Net occupancy	752	796	(6)
Core deposit and other intangibles	483	549	(12)
FDIC and other deposit assessments	305	301	1
Outside professional services	580	484	20
Contract services	369	347	6
Foreclosed assets	408	386	6
Operating losses	472	208	127
Outside data processing	220	272	(19)
Postage, stationery and supplies	235	242	(3)
Travel and entertainment	206	171	20
Advertising and promotion	116	112	4
Telecommunications	134	143	(6)
Insurance	133	148	(10)
Operating leases	24	37	(35)
All other	471	615	(23)

Total	$12,733	12,117	5

Noninterest expense was $12.7 billion in first quarter 2011, up 5% from $12.1 billion in first quarter 2010, mostly due to performance-based compensation in brokerage and mortgage, as well as higher operating losses. Commission and incentive compensation expense increased proportionately more than salaries due to higher revenues generated by businesses with revenue-based compensation including the brokerage and mortgage businesses. Volume-related mortgage personnel expense reductions initiated in first quarter 2011 were not fully realized in the first quarter as team member displacement notification periods can lag volume declines. Operating losses of $472 million were substantially all from litigation accruals for foreclosure-related matters.
     Merger integration costs totaled $440 million and $380 million in first quarter 2011 and 2010, respectively. Integration expense drove the majority of the increase in outside professional services. First quarter 2011 marked further milestones in our integration of legacy Wells Fargo and Wachovia: we completed our conversion to one common retail brokerage platform and we converted retail banking stores in several eastern states, including Connecticut, Delaware, New Jersey, and New York. With our April conversion of the Pennsylvania retail banking stores, 74% of our banking customers are now on a single deposit system.
Income Tax Expense
Our effective tax rate was 29.5% for first quarter 2011, which included the benefit associated with the realization for tax purposes of a previously written-down investment. Our current estimate of the effective tax rate for the full year 2011 is 32%.

Operating Segment Results
We define our operating segments by product and customer. In fourth quarter 2010, we aligned certain lending businesses into Wholesale Banking from Community Banking to reflect our previously announced restructuring of Wells Fargo Financial. In first quarter 2011, we realigned a private equity business into Wholesale Banking from Community Banking. Prior periods have been revised to reflect these changes. Table 4 and the following discussion present our results by operating segment. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 17 (Operating Segments) to Financial Statements in this Report.

Table 4: Operating Segment Results – Highlights

					Wealth, Brokerage
	Community Banking		Wholesale Banking		and Retirement

(in billions)	2011	2010	2011	2010	2011	2010

Quarter ended March 31,
Revenue	$12.6	14.0	5.5	5.4	3.2	2.9
Net income	2.2	1.4	1.7	1.2	0.3	0.3

Average loans	509.8	550.4	234.7	237.0	42.7	43.8
Average core deposits	548.1	531.5	184.8	161.6	125.4	121.1

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Mortgage business units.
     Community Banking reported net income of $2.2 billion and revenue of $12.6 billion in first quarter 2011. Revenue declined $1.4 billion from first quarter 2010 driven primarily by a decrease in mortgage banking income due to a decrease in servicing income, lower deposit service charges due to Regulation E and related overdraft policy changes, and lower net interest income from the planned reduction in certain liquidating loan portfolios. Average core deposits increased $16.6 billion, or 3%, as growth in liquid deposits more than offset planned certificates of deposit run-off. We generated strong growth in the number of consumer and business checking accounts (up 7.4% and 5.3%, respectively, from March 31, 2010). Noninterest expense increased from first quarter 2010 due primarily to higher operating losses due to litigation-related accruals and volume driven mortgage-related expenses. The provision for credit losses decreased $2.5 billion from first quarter 2010 and credit quality indicators in most of our consumer and business loan portfolios generally continued to improve. Net credit losses declined in almost all portfolios and we released $850 million in reserves in first quarter 2011, compared with no reserve release a year ago.
Wholesale Banking provides financial solutions across the U.S. and globally to middle market and large corporate customers with annual revenue generally in excess of $20 million. Products and businesses include commercial banking, investment banking and capital markets, securities investment, government and institutional banking, corporate banking, commercial real estate, treasury management, capital finance, international, insurance, real estate capital markets, commercial mortgage servicing, corporate trust, equipment finance, asset backed finance, and asset management.
     Wholesale Banking reported net income of $1.7 billion, up $415 million, or 34%, from first quarter 2010. Revenue increased $37 million, or 1%, from the prior year, driven by growth in net interest income due to stronger earning assets, solid deposit growth and higher loan portfolio yields. Noninterest income declined $164 million, or 6%, from prior year as growth in investment banking and capital markets, corporate banking, foreign exchange and real estate capital markets was more than offset by reduced levels of PCI portfolio recoveries, crop insurance gains and trading portfolio income. Noninterest expense increased $115 million, or 4%, from prior year related to higher personnel expenses. Total provision for credit losses of $134 million declined $676 million, or 83%, from first quarter 2010. The decrease included a $150 million allowance release along with a $526 million improvement in credit losses, compared with no allowance release a year ago.
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
     Wealth, Brokerage and Retirement earned net income of $339 million in first quarter 2011. Revenue of $3.2 billion included a mix of brokerage commissions, asset-based fees and net interest income. Net interest income was up $32 million compared with first quarter 2010 as higher investment income was driven by solid deposits growth. Noninterest income was up $208 million, or 9%, as higher asset-based fees were partially offset by lower brokerage transaction revenue and miscellaneous fees. Noninterest expense was up $169 million, or 7%, from first quarter 2010, primarily due to increased broker commissions from increased production levels.

Balance Sheet Analysis

During first quarter 2011, our total assets, loans and core deposits each declined slightly from December 31, 2010, but the strength of our business model produced record earnings and high rates of internal capital generation as reflected in our improved capital ratios. Tier 1 capital increased to 11.50% as a percentage of total risk-weighted assets, total capital to 15.30%, Tier 1 leverage to 9.27% and Tier 1 common equity to 8.93% at March 31, 2011, up from 11.16%, 15.01%, 9.19% and 8.30%, respectively, at December 31, 2010. At March 31, 2011, core deposits funded 106% of the loan portfolio, and we have significant capacity to add loans and higher yielding long-term MBS to generate future revenue and earnings growth.
     The following discussion provides additional information about the major components of our balance sheet. Information about changes in our asset mix and about our capital is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections of this Report.

Securities Available for Sale
Table 5: Securities Available for Sale – Summary

	March 31, 2011			December 31, 2010

		Net			Net

		unrealized	Fair		unrealized	Fair

(in millions)	Cost	gain	value	Cost	gain	value

Debt securities available for sale	$155,147	7,751	162,898	160,071	7,394	167,465

Marketable equity securities	3,883	1,125	5,008	4,258	931	5,189

Total securities available for sale	$159,030	8,876	167,906	164,329	8,325	172,654

     Table 5 presents a summary of our securities available-for-sale portfolio. Securities available for sale consist of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of very liquid, high quality federal agency debt and privately issued MBS. The total net unrealized gains on securities available for sale were $8.9 billion at March 31, 2011, up from net unrealized gains of $8.3 billion at December 31, 2010, primarily due to narrowing of credit spreads.
     We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $121 million OTTI write-downs in first quarter 2011, $80 million related to debt securities. There were no OTTI write-downs for marketable equity securities and there were $41 million in OTTI write-downs related to nonmarketable equity securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies – Securities) in our 2010 Form 10-K and Note 4 (Securities Available for Sale) to Financial Statements in this Report.
     At March 31, 2011, debt securities available for sale included $21 billion of municipal bonds, of which 84% were rated “A-” or better, based on external, and in some cases internal, ratings. Additionally, some of these bonds are guaranteed against loss by bond insurers. These bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. These municipal bonds will continue to be monitored as part of our ongoing impairment analysis of our securities available for sale.
     The weighted-average expected maturity of debt securities available for sale was 6.5 years at March 31, 2011. Because 66% of this portfolio is MBS, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in Table 6.
Table 6: Mortgage-Backed Securities

			Expected

		Net	remaining

	Fair	unrealized	maturity

(in billions)	value	gain (loss)	(in years)

At March 31, 2011	$108.3	5.9	5.0

At March 31, 2011, assuming a 200 basis point:

Increase in interest rates	97.2	(5.2)	6.4

Decrease in interest rates	115.6	13.2	3.6

     See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

Balance Sheet Analysis (continued)
Loan Portfolio
Table 7: Loan Portfolios

	Mar. 31,	Dec. 31,

(in millions)	2011	2010

Commercial	$323,222	322,058

Consumer	427,933	435,209

Total loans	$751,155	757,267

     A discussion of average loan balances and a comparative detail of average loan balances is included in Table 1 under “Earnings Performance – Net Interest Income” earlier in this Report. Year-end balances and other loan related information are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Deposits
Deposits totaled $837.7 billion at March 31, 2011, compared with $847.9 billion at December 31, 2010. Table 8 provides additional detail regarding deposits. Comparative detail of average deposit balances is provided in Table 1 under “Earnings Performance – Net Interest Income” earlier in this Report. Total core deposits were $795.0 billion at March 31, 2011, down $3.2 billion from $798.2 billion at December 31, 2010.

Table 8: Deposits

			% of			% of

	March 31	,	total	December 31	,	total	%

(in millions)	2011		deposits	2010		deposits	Change

Noninterest-bearing	$190,935		23%	$191,231		23%	—

Interest-bearing checking	55,632		6	63,440		7	(12)

Market rate and other savings	441,383		53	431,883		51	2

Savings certificates	73,063		9	77,292		9	(5)

Foreign deposits (1)	34,025		4	34,346		4	(1)

Core deposits	795,038		95	798,192		94	—
Other time and savings deposits	19,288		2	19,412		2	(1)

Other foreign deposits	23,336		3	30,338		4	(23)

Total deposits	$837,662		100%	$847,942		100%	(1)

(1)	Reflects Eurodollar sweep balances included in core deposits.

Fair Valuation of Financial Instruments
We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2010 Form 10-K for a description of our critical accounting policy related to fair valuation of financial instruments.
     We may use independent pricing services and brokers to obtain fair values based on quoted prices. We determine the most appropriate and relevant pricing service for each security class and generally obtain one quoted price for each security. For certain securities, we may use internal traders to obtain quoted prices. Quoted prices are subject to our internal price verification procedures. We validate prices received using a variety of methods, including, but not limited to, comparison to pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing by Company personnel familiar with market liquidity and other market-related conditions.
     Table 9 presents the summary of the fair value of financial instruments recorded at fair value on a recurring basis, and the amounts measured using significant Level 3 inputs (before derivative netting adjustments). The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.
Table 9: Fair Value Level 3 Summary

	March 31, 2011		December 31, 2010

	Total		Total

($ in billions)	balance	Level 3 (1)	balance	Level 3 (1)

Assets carried at fair value	$277.1	47.6	293.1	47.9

As a percentage of total assets	22%	4	23	4

Liabilities carried at fair value	$24.7	5.7	21.2	6.4

As a percentage of total liabilities	2%	1	2	1

(1)	Before derivative netting adjustments.
     See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for a complete discussion on our use of fair valuation of financial instruments, our related measurement techniques and the impact to our financial statements.

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
Off-Balance Sheet Transactions with Unconsolidated Entities
We routinely enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts or partnerships that are established for a limited purpose. Historically, the majority of SPEs were formed in connection with securitization transactions. For more information on securitizations, including sales proceeds and cash flows from securitizations, see Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

Risk Management

All financial institutions must manage and control a variety of business risks that can significantly affect their financial performance. Key among those are credit, asset/liability and market risk.
     For more information about how we manage these risks, see the “Risk Management” section in our 2010 Form 10-K. The discussion that follows is intended to provide an update on these risks.
Credit Risk Management
Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

	Mar. 31	,	Dec. 31	,

(in millions)	2011		2010

Commercial:

Commercial and industrial	$150,857		151,284

Real estate mortgage	101,084		99,435

Real estate construction	22,868		25,333

Lease financing	12,937		13,094

Foreign (1)	35,476		32,912

Total commercial	323,222		322,058

Consumer:

Real estate 1-4 family first mortgage	226,509		230,235

Real estate 1-4 family junior lien mortgage	93,041		96,149

Credit card	20,996		22,260

Other revolving credit and installment	87,387		86,565

Total consumer	427,933		435,209

Total loans	$751,155		757,267

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.
Our credit risk management process is governed centrally, but provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process. In addition, banking regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.
     A key to our credit risk management is adhering to a well controlled underwriting process, which we believe is appropriate for the needs of our customers as well as investors who purchase the loans or securities collateralized by the loans. We approve applications and make loans only if we believe the customer has the ability to repay the loan or line of credit according to all its terms. Our underwriting of loans collateralized by residential real property includes appraisals or automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time. AVMs estimate property values based on processing large volumes of market data including market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. Generally AVMs are used in underwriting to support property values on loan originations only where the loan amount is under $250,000. For underwriting residential property loans of $250,000 or more, we generally require property visitation appraisals by qualified independent appraisers.
Non-Strategic and Liquidating Portfolios We continually evaluate and modify our credit policies to address appropriate levels of risk. Accordingly, from time to time, we designate certain portfolios and loan products as non-strategic or high risk to limit or cease their continued origination as we actively work to limit losses and reduce our exposures.
     Table 11 identifies our non-strategic and liquidating loan portfolios. These portfolios have decreased 34% since the merger with Wachovia at December 31, 2008, and decreased 5% from the end of 2010. They consist primarily of the Pick-a-Pay mortgage portfolio and non Pick-a-Pay PCI loans acquired in our acquisition of Wachovia as well as some portfolios from legacy Wells Fargo home equity and Wells Fargo Financial. Effective first quarter 2011, we added our education finance government guaranteed loan portfolio to the non-strategic and liquidating portfolios as there is no longer a U.S. Government guaranteed student loan program available to private financial institutions pursuant to legislation in 2010.
     The legacy Wells Fargo Financial debt consolidation portfolio included $1.2 billion of loans at March 31, 2011, and December 31, 2010, that were considered prime based on secondary market standards. The remainder is non-prime but was originated with standards to reduce credit risk.
     Analysis of the Pick-a-Pay and the commercial and industrial and CRE domestic PCI portfolios is presented below in the Significant Credit Concentrations and Portfolios Reviews section.

Risk Management – Credit Risk Management (continued)
Table 11: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance

	Mar. 31	,	Dec. 31	,	Dec. 31	,	Dec. 31	,
(in millions)	2011		2010		2009		2008

Commercial:
Commercial and industrial, CRE and foreign PCI loans (1)	$7,507		7,935		12,988		18,704

Total commercial	7,507		7,935		12,988		18,704

Consumer:
Pick-a-Pay mortgage (1)	71,506		74,815		85,238		95,315
Liquidating home equity	6,568		6,904		8,429		10,309
Legacy Wells Fargo Financial indirect auto	4,941		6,002		11,253		18,221
Legacy Wells Fargo Financial debt consolidation	18,344		19,020		22,364		25,299
Education Finance - government guaranteed (2)	16,907		17,510		21,150		20,465
Other PCI loans (1)	1,048		1,118		1,688		2,478

Total consumer	119,314		125,369		150,122		172,087

Total non-strategic and liquidating loan portfolios	$126,821		133,304		163,110		190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

(2)	Effective first quarter 2011, we included our education finance government guaranteed loan portfolio as there is no longer a U. S. Government guaranteed student loan program available to private financial institutions, pursuant to legislation in 2010. Prior periods have been adjusted to reflect this change.

Significant Credit Concentrations and Portfolio Reviews Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, FICO scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an adequate allowance for credit losses. The following analysis reviews the relevant concentrations and certain credit metrics of our significant portfolios. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.
COMMERCIAL REAL ESTATE (CRE) The CRE portfolio consists of both CRE mortgage loans and CRE construction loans. The combined CRE loans outstanding totaled $124.0 billion at March 31, 2011, or 17% of total loans. CRE construction loans totaled $22.9 billion at March 31, 2011, or 3% of total loans. CRE mortgage loans totaled $101.1 billion at March 31, 2011, or 14% of total loans, of which over 38% was to owner-occupants. Table 12 summarizes CRE loans by state and property type with the related nonaccrual totals. CRE nonaccrual loans totaled 6% of the non-PCI CRE outstanding balance at March 31, 2011. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Florida, which represented 24% and 10% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 25% and industrial/warehouse at 11% of the portfolio.
     The underwriting of CRE loans primarily focuses on cash flows and creditworthiness of the customer, in addition to collateral valuations. To identify and manage newly emerging problem CRE loans, we employ a high level of surveillance and regular customer interaction to understand and manage the risks associated with these assets, including regular loan reviews and appraisal updates. As issues are identified, management is engaged and dedicated workout groups are put in place to manage problem assets. At March 31, 2011, the recorded investment in PCI CRE loans totaled $5.4 billion, down from $12.3 billion at December 31, 2008, reflecting the reduction resulting from loan resolutions and write-downs.

Table 12: CRE Loans by State and Property Type

	March 31, 2011

	Real estate mortgage			Real estate construction		Total			% of

	Nonaccrual	Outstanding		Nonaccrual	Outstanding	Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans	balance (1)	loans	balance (1)		loans

By state:
PCI loans (1):
Florida	$-	449		-	436	-	885		* %
California	-	606		-	174	-	780		*
New York	-	288		-	223	-	511		*
Virginia	-	212		-	241	-	453		*
North Carolina	-	98		-	307	-	405		*
Other	-	1,311		-	1,066	-	2,377	(2)	*

Total PCI loans	$-	2,964		-	2,447	-	5,411		* %

All other loans:
California	$1,201	25,343		323	3,262	1,524	28,605		4%
Florida	858	9,493		348	2,083	1,206	11,576		2
Texas	370	6,825		140	1,978	510	8,803		1
North Carolina	377	4,497		224	1,322	601	5,819		*
New York	58	3,953		13	1,069	71	5,022		*
Virginia	88	3,380		44	1,423	132	4,803		*
Georgia	393	3,587		111	789	504	4,376		*
Arizona	231	3,557		93	673	324	4,230		*
Colorado	109	3,039		59	482	168	3,521		*
Washington	60	2,907		32	440	92	3,347		*
Other	1,494	31,539		852	6,900	2,346	38,439	(3)	5

Total all other loans	$5,239	98,120		2,239	20,421	7,478	118,541		16%

Total	$5,239	101,084		2,239	22,868	7,478	123,952		17%

By property:
PCI loans (1):
Apartments	$-	737		-	583	-	1,320		* %
Office buildings	-	938		-	281	-	1,219		*
1-4 family land	-	239		-	429	-	668		*
Retail (excluding shopping center)	-	288		-	94	-	382		*
Land (excluding 1-4 family)	-	50		-	290	-	340		*
Other	-	712		-	770	-	1,482		*

Total PCI loans	$-	2,964		-	2,447	-	5,411		* %

All other loans:
Office buildings	$1,203	27,386		107	2,139	1,310	29,525		4%
Industrial/warehouse	727	13,175		45	802	772	13,977		2
Apartments	387	9,515		282	3,200	669	12,715		2
Retail (excluding shopping center)	612	10,584		90	819	702	11,403		2
Shopping center	337	8,010		188	1,587	525	9,597		1
Real estate - other	302	8,629		17	342	319	8,971		1
Hotel/motel	497	6,168		46	852	543	7,020		*
Land (excluding 1-4 family)	47	442		596	6,553	643	6,995		*
Institutional	84	2,657		9	190	93	2,847		*
Agriculture	142	2,551		-	27	142	2,578		*
Other	901	9,003		859	3,910	1,760	12,913		2

Total all other loans	$5,239	98,120		2,239	20,421	7,478	118,541		16%

Total	$5,239	101,084	(4)	2,239	22,868	7,478	123,952		17%

*	Less than 1%.

(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 35 states; no state had loans in excess of $405 million.

(3)	Includes 40 states; no state had loans in excess of $3.0 billion.

(4)	Includes $38.6 billion of loans to owner-occupants where 51% or more of the property is used in the conduct of their business.

Risk Management – Credit Risk Management (continued)

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING For purposes of portfolio risk management, we aggregate commercial and industrial loans and lease financing according to market segmentation and standard industry codes. Table 13 summarizes commercial and industrial loans and lease financing by industry with the related nonaccrual totals. We believe this portfolio has experienced less credit deterioration than our CRE portfolios. For the quarter ended March 31, 2011, the commercial and industrial loans and lease financing portfolios had (1) a lower percentage of loans 90 days or more past due and still accruing of 0.21%; 0.27% for CRE, (2) a lower percentage of nonperforming loans to total loans outstanding of 1.68%; 6.03% for CRE. Also, the annualized loss rate for both portfolios declined from first quarter 2010. We believe this portfolio is well underwritten and is diverse in its risk with relatively even concentrations across several industries. Our credit risk management process for this portfolio primarily focuses on a customer’s ability to repay the loan through their cash flow. Generally, the collateral securing this portfolio represents a secondary source of repayment.
     A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term liquid assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets.
Table 13: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2011

				% of
	Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans

PCI loans (1):
Insurance	$-	94		* %
Investors	-	81		*
Technology	-	67		*
Cyclical retailers	-	51		*
Healthcare	-	38		*
Residential construction	-	38		*
Other	-	239	(2)	*

Total PCI loans	$-	608		* %

All other loans:
Financial institutions	$138	11,285		2%
Cyclical retailers	52	9,683		1
Food and beverage	66	8,423		1
Oil and gas	142	7,911		1
Healthcare	74	7,693		1
Industrial equipment	87	6,773		*
Transportation	25	6,451		*
Business services	69	5,923		*
Investors	92	5,678		*
Real estate	96	5,654		*
Technology	21	5,432		*
Utilities	2	4,712		*
Other	1,884	77,568	(3)	10

Total all other loans	$2,748	163,186		22%

Total	$2,748	163,794		22%

*	Less than 1%.

(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	No other single category had loans in excess of $32.7 million.

(3)	No other single category had loans in excess of $4.6 billion. The next largest categories included public administration, hotel/restaurant, securities firms, non-residential construction and leisure.

     During the recent credit cycle, we have experienced an increase in requests for extensions of commercial and industrial and CRE loans. All extensions granted are based on a re-underwriting of the loan and our assessment of the borrower’s ability to perform under the agreed-upon terms. At the time of extension, borrowers are generally performing in accordance with the contractual loan terms. Extension terms generally range from six to thirty-six months and may require that the borrower provide additional economic support in the form of partial repayment, amortization or additional collateral or guarantees. In cases where the value of collateral or financial condition of the borrower is insufficient to repay our loan, we may rely upon the support of an outside repayment guarantee in providing the extension. In considering the impairment status of the loan, we evaluate the collateral and future cash flows as well as the anticipated support of any repayment guarantor. When performance under a loan is not reasonably assured, including the performance of the guarantor, we place the loan on nonaccrual status and we charge-off all or a portion of the loan based on the fair value of the collateral securing the loan.
     Our ability to seek performance under a guarantee is directly related to the guarantor’s creditworthiness, capacity and willingness to perform, which is evaluated on an annual basis, or more frequently as warranted. Our evaluation is based on the most current financial information available and is focused on various key financial metrics, including net worth, leverage, and current and future liquidity. We consider the guarantor’s reputation, creditworthiness, and willingness to work with us based on our analysis as well as other lenders’ experience with the guarantor. Our assessment of the guarantor’s credit strength is reflected in our loan risk ratings for such loans. The loan risk rating is an important factor in our allowance methodology for commercial and industrial and CRE loans.

Risk Management – Credit Risk Management (continued)
REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state are presented in Table 14. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 14% of total loans (3% of this amount were PCI loans from Wachovia) at March 31, 2011, mostly within the larger metropolitan areas, with no single area consisting of more than 3% of total loans. Changes in real estate values and underlying economic or market conditions for these areas are monitored continuously within our credit risk management process.
     Some of our real estate 1-4 family mortgage loans (representing first mortgage and home equity products) include an interest-only feature as part of the loan terms. At March 31, 2011, these interest-only loans were approximately 24% of total commercial and consumer loans, compared with 25% at December 31, 2010. Substantially all of these interest-only loans are considered to be prime or near prime. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our Wells Fargo originated and owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. Our option ARM portfolio was acquired in the Wachovia merger on December 31, 2008.
Table 14: Real Estate 1-4 Family Mortgage Loans by State

	March 31, 2011

	Real estate	Real estate	Total real
	1-4 family	1-4 family	estate 1-4	% of
	first	junior lien	family	total
(in millions)	mortgage	mortgage	mortgage	loans

PCI loans:
California	$21,139	47	21,186	3%
Florida	3,169	50	3,219	*
New Jersey	1,344	31	1,375	*
Other (1)	6,589	111	6,700	*

Total PCI loans	$32,241	239	32,480	4%

All other loans:
California	$55,137	25,626	80,763	11%
Florida	16,848	7,808	24,656	3
New Jersey	8,917	6,412	15,329	2
New York	8,348	3,718	12,066	2
Virginia	6,048	4,623	10,671	1
Pennsylvania	6,126	4,032	10,158	1
North Carolina	5,797	3,479	9,276	1
Georgia	4,725	3,520	8,245	1
Texas	6,531	1,423	7,954	1
Other (2)	75,791	32,161	107,952	14

Total all other loans	$194,268	92,802	287,070	38%

Total	$226,509	93,041	319,550	43%

*	Less than 1%.

(1)	Consists of 46 states; no state had loans in excess of $786 million.

(2)	Consists of 41 states; no state had loans in excess of $6.9 billion. Includes $15.9 billion in loans which are insured by the Federal Housing Authority (FHA) or guaranteed by the Department of Veterans Affairs (VA).

PURCHASED CREDIT-IMPAIRED (PCI) LOANS As of December 31, 2008, certain of the loans acquired from Wachovia had evidence of credit deterioration since their origination, and it was probable that we would not collect all contractually required principal and interest payments. Such loans identified at the time of the acquisition were accounted for in the acquisition using the measurement provisions for PCI loans. PCI loans were recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans was not carried over. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
     A nonaccretable difference was established in purchase accounting for PCI loans to absorb losses expected at that time on those loans. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses.
     Substantially all commercial and industrial, CRE and foreign PCI loans are accounted for as individual loans. Conversely, Pick-a-Pay and other consumer PCI loans have been aggregated into several pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
     Resolutions of loans may include sales to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. Our policy is to remove an individual loan from a pool based on comparing the amount received from its resolution with its contractual amount. Any difference between these amounts is absorbed by the nonaccretable difference. This removal method assumes that the amount received from resolution approximates pool performance expectations. The accretable yield percentage is unaffected by the resolution and any changes in the effective yield for the remaining loans in the pool are addressed by our quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full, there is no release of the nonaccretable difference for the pool because there is no difference between the amount received at resolution and the contractual amount of the loan. Modified PCI loans are not removed from a pool even if those loans would otherwise be deemed TDRs. Modified PCI loans that are accounted for individually are considered TDRs, and removed from PCI accounting, if there has been a concession granted in excess of the original nonaccretable difference.
     During first quarter 2011, we recognized in income $71 million released from nonaccretable difference related to commercial PCI loans due to payoffs and dispositions of these loans. We also transferred $115 million from the nonaccretable difference to the accretable yield and $393 million of losses from loan resolutions and write-downs were absorbed by the nonaccretable difference. Table 15 provides an analysis of changes in the nonaccretable difference related to principal that is not expected to be collected.

Risk Management – Credit Risk Management (continued)
Table 15: Changes in Nonaccretable Difference for PCI Loans

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total

Balance at December 31, 2008	$10,410	26,485	4,069	40,964
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(330)	-	-	(330)
Loans resolved by sales to third parties (2)	(86)	-	(85)	(171)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(138)	(27)	(276)	(441)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(4,853)	(10,218)	(2,086)	(17,157)

Balance at December 31, 2009	5,003	16,240	1,622	22,865
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(817)	-	-	(817)
Loans resolved by sales to third parties (2)	(172)	-	-	(172)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(726)	(2,356)	(317)	(3,399)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(1,698)	(2,959)	(391)	(5,048)

Balance at December 31, 2010	1,590	10,925	914	13,429
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(53)	-	-	(53)
Loans resolved by sales to third parties (2)	(18)	-	-	(18)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(94)	-	(21)	(115)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(30)	(299)	(64)	(393)

Balance at March 31, 2011	$1,395	10,626	829	12,850

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.

(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.

(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

(4)	Write-downs to net realizable value of PCI loans are absorbed by the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

     Since the Wachovia acquisition, we have released $5.5 billion in nonaccretable difference for certain PCI loans and pools of PCI loans, including $4.0 billion transferred from the nonaccretable difference to the accretable yield and $1.5 billion released to income through loan resolutions. We have provided $1.6 billion in the allowance for credit losses for certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $3.9 billion reduction from December 31, 2008 through March 31, 2011, in our initial expected losses on all PCI loans.
     At March 31, 2011, the allowance for credit losses in excess of nonaccretable difference on certain PCI loans was $257 million. The allowance is necessary to absorb credit-related decreases in cash flows expected to be collected since acquisition and primarily relates to individual PCI loans. Table 16 analyzes the actual and projected loss results on PCI loans since the acquisition of Wachovia on December 31, 2008, through March 31, 2011.

Table 16: Actual and Projected Loss Results on PCI Loans

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total

Release of unneeded nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	$1,200	-	-	1,200
Loans resolved by sales to third parties (2)	276	-	85	361
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	958	2,383	614	3,955

Total releases of nonaccretable difference due to better than expected losses	2,434	2,383	699	5,516
Provision for worse than originally expected losses (4)	(1,573)	-	(61)	(1,634)

Actual and projected losses on PCI loans less than originally expected	$861	2,383	638	3,882

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.

(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.

(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

(4)	Provision for additional losses recorded as a charge to income, when it is estimated that the cash flows expected to be collected for a PCI loan or pool of loans have decreased subsequent to the acquisition.
     For further detail on PCI loans, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management – Credit Risk Management (continued)

PICK-A-PAY PORTFOLIO The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia. We considered a majority of the Pick-a-Pay loans to be PCI loans. The Pick-a-Pay portfolio is a liquidating portfolio, as Wachovia ceased originating new Pick-a-Pay loans in 2008.
     Real estate 1-4 family junior lien mortgages and lines of credit associated with Pick-a-Pay loans are reported in the Home Equity core portfolio. The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 17 provides balances over time related to the types of loans included in the portfolio.

Table 17: Pick-a-Pay Portfolio – Balances Over Time

	March 31,		December 31,
	2011		2010		2008
	Adjusted		Adjusted		Adjusted
	unpaid		unpaid		unpaid
	principal		principal		principal
(in millions)	balance	% of total	balance	% of total	balance	% of total

Option payment loans (1)	$46,908	58%	$49,958	59%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans (1)	10,900	14	11,070	13	15,763	14
Full-term loan modifications (1)	22,779	28	23,132	28	-	-

Total adjusted unpaid principal balance (1)	$80,587	100%	$84,160	100%	$115,700	100%

Total carrying value	$71,506		$74,815		$95,315

(1)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

     PCI loans in the Pick-a-Pay portfolio had an adjusted unpaid principal balance of $40.7 billion and a carrying value of $31.4 billion at March 31, 2011. The carrying value of the PCI loans is net of remaining purchase accounting write-downs, which reflected their fair value at acquisition. Upon acquisition, we recorded a $22.4 billion write-down in purchase accounting on Pick-a-Pay loans that were impaired.
     Due to the sustained positive performance observed on the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $2.4 billion from the nonaccretable difference to the accretable yield since the Wachovia merger. This improvement in the lifetime credit outlook for this portfolio is primarily attributable to the significant modification efforts as well as the portfolio’s delinquency stabilization. This improvement in the credit outlook is expected to be realized over the remaining life of the portfolio, which is estimated to have a weighted-average life of approximately nine years. The accretable yield percentage in first quarter 2011 was 4.54%, consistent with fourth quarter 2010. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield percentage and the estimated weighted-average life of the portfolio.
     Pick-a-Pay option payment loans may be adjustable or fixed rate. They are home mortgages on which the customer has the option each month to select from among four payment options: (1) a minimum payment as described below, (2) an interest-only payment, (3) a fully amortizing 15-year payment, or (4) a fully amortizing 30-year payment.
     The minimum monthly payment for substantially all of our Pick-a-Pay loans is reset annually. The new minimum monthly payment amount usually cannot increase by more than 7.5% of the then-existing principal and interest payment amount. The minimum payment may not be sufficient to pay the monthly interest due and in those situations a loan on which the customer has made a minimum payment is subject to “negative amortization,” where unpaid interest is added to the principal balance of the loan. The amount of interest that has been added to a loan balance is referred to as “deferred interest.” Total deferred interest of $2.5 billion at March 31, 2011, was down from $2.7 billion at December 31, 2010, due to loan modification efforts as well as falling interest rates resulting in the minimum payment option covering the interest and some principal on many loans. At March 31, 2011, approximately 76% of customers choosing the minimum payment option did not defer interest.
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
     Due to the terms of the Pick-a-Pay portfolio, there is little recast risk over the next three years. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap: $1 million for the remainder of 2011, $3 million in 2012, and $30 million in 2013. In first quarter 2011, the amount of loans recast based on reaching the principal cap was $2 million. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change at the recast date greater than the annual 7.5% reset: $22 million for the remainder of 2011, $65 million in 2012, and $265 million in 2013. In first quarter 2011, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $3 million.
     Table 18 reflects the geographic distribution of the Pick-a-Pay portfolio broken out between PCI loans and all other loans. In stressed housing markets with declining home prices and increasing delinquencies, the LTV ratio is a useful metric in predicting future real estate 1-4 family first mortgage loan performance, including potential charge-offs. Because PCI loans were initially recorded at fair value, including write-downs for expected credit losses, the ratio of the carrying value to the current collateral value will be lower compared with the LTV based on the adjusted unpaid principal balance. For informational purposes, we have included both ratios for PCI loans in the following table.

Risk Management – Credit Risk Management (continued)
Table 18: Pick-a-Pay Portfolio (1)

	March 31, 2011

	PCI loans				All other loans

				Ratio of
	Adjusted			carrying
	unpaid	Current		value to		Current
	principal	LTV	Carrying	current	Carrying	LTV
(in millions)	balance (2)	ratio (3)	value (4)	value	value (4)	ratio (3)

California	$27,645	119%	$20,952	90%	$19,571	83%
Florida	3,782	125	2,878	90	4,152	103
New Jersey	1,409	93	1,235	80	2,512	78
Texas	365	79	332	72	1,636	65
New York	781	92	682	79	1,087	81
Other states	6,692	109	5,353	86	11,116	86

Total Pick-a-Pay loans	$40,674		$31,432		$40,074

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2011.

(2)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(3)	The current LTV ratio is calculated as the adjusted unpaid principal balance divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

(4)	Carrying value, which does not reflect the allowance for loan losses, includes remaining purchase accounting adjustments, which, for PCI loans may include the nonaccretable difference and the accretable yield and, for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.
     To maximize return and allow flexibility for customers to avoid foreclosure, we have in place several loss mitigation strategies for our Pick-a-Pay loan portfolio. We contact customers who are experiencing difficulty and may in certain cases modify the terms of a loan based on a customer’s documented income and other circumstances.
     We also have taken steps to work with customers to refinance or restructure their Pick-a-Pay loans into other loan products. For customers at risk, we offer combinations of term extensions of up to 40 years (from 30 years), interest rate reductions, forbearance of principal, and, in geographies with substantial property value declines, we may offer permanent principal reductions.
     We offer proprietary modification programs and the U.S. Treasury Department’s Home Affordability Modification Program (HAMP) to our real estate 1-4 family mortgage borrowers. In first quarter 2011, we completed more than 4,600 proprietary and HAMP Pick-a-Pay loan modifications and have completed more than 85,000 modifications since the Wachovia acquisition, resulting in $3.9 billion of principal forgiveness to our Pick-a-Pay customers. The majority of the loan modifications were concentrated in our PCI Pick-a-Pay loan portfolio. As part of the modification process, the loans are re-underwritten, income is documented and the negative amortization feature is eliminated. Most of the modifications result in material payment reduction to the customer. Because of the write-down of the PCI loans in purchase accounting, our post-merger modifications to PCI Pick-a-Pay loans have not resulted in any provision for credit losses. To the extent we modify loans not in the PCI Pick-a-Pay portfolio, we separately estimate impairment to the extent loans have been modified in a TDR.

HOME EQUITY PORTFOLIOS The deterioration in specific segments of the legacy Wells Fargo Home Equity portfolios, which began in 2007, required a targeted approach to managing these assets. In fourth quarter 2007, a liquidating portfolio was identified, consisting of home equity loans generated through the wholesale channel not behind a Wells Fargo first mortgage, and home equity loans acquired through correspondents. The liquidating portfolio was $6.6 billion at March 31, 2011, compared with $6.9 billion at December 31, 2010. The loans in this liquidating portfolio represent less than 1% of our total loans outstanding at March 31, 2011, and contain some of the highest risk in our $114.1 billion Home Equity portfolio, with a loss rate of 10.10% compared with 3.44% for the core Home Equity portfolio.
     The loans in the liquidating portfolio are largely concentrated in geographic markets that have experienced the most abrupt and steepest declines in housing prices. The core portfolio was $107.6 billion at March 31, 2011, of which 98% was originated through the retail channel and approximately 20% of the outstanding balance was in a first lien position. Table 19 shows the credit attributes of the Home Equity core and liquidating portfolios. California loans represent the largest state concentration in each of these portfolios and have experienced among the highest early-term delinquency and loss rates.

Table 19: Home Equity Portfolios (1)

					% of loans				Loss rate
					two payments				(annualized)
	Outstanding balance				or more past due				Quarter ended
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Dec. 31	,	Mar. 31	,	Dec. 31	,
(in millions)	2011		2010		2011		2010		2011		2010

Core portfolio (2)
California	$27,048		27,850		3.17%		3.30		3.98		3.95
Florida	11,742		12,036		5.07		5.46		6.16		5.84
New Jersey	8,460		8,629		3.24		3.44		2.83		1.83
Virginia	5,535		5,667		2.30		2.33		1.91		1.70
Pennsylvania	5,304		5,432		2.42		2.48		1.49		1.11
Other	49,491		50,976		2.65		2.83		2.97		2.86

Total	107,580		110,590		3.06		3.24		3.44		3.24

Liquidating portfolio
California	2,421		2,555		6.11		6.66		13.19		13.48
Florida	312		330		7.16		8.85		15.15		10.59
Arizona	139		149		6.25		6.91		20.02		18.45
Texas	118		125		2.15		2.02		3.39		2.95
Minnesota	87		91		4.24		5.39		8.94		8.73
Other	3,491		3,654		3.98		4.53		7.36		6.46

Total	6,568		6,904		4.94		5.54		10.10		9.49

Total core and liquidating portfolios	$114,148		117,494		3.17		3.37		3.83		3.61

(1)	Consists predominantly of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate, excluding PCI loans.

(2)	Includes $1.6 billion and $1.7 billion at March 31, 2011, and December 31, 2010, respectively, associated with the Pick-a-Pay portfolio.

CREDIT CARDS Our credit card portfolio totaled $21.0 billion at March 31, 2011, which represented 3% of our total outstanding loans. The quarterly net charge-off rate (annualized) for our credit card loans declined throughout 2010 and was 7.21% for first quarter 2011 compared with 11.17% for first quarter 2010.
OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $87.4 billion at March 31, 2011, and predominantly include automobile, student and security-based margin loans. Education finance government guaranteed student loans totaled $16.8 billion of this group of loans at March 31, 2011, and are included in our non-strategic and liquidating portfolios as discussed earlier in this Report. The quarterly net charge-off rate (annualized) for other revolving credit and installment loans was 1.42% for first quarter 2011 compared with 2.45% for first quarter 2010.
     For further credit quality details on our loan portfolios, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management — Credit Risk Management (continued)

NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS We generally place loans on nonaccrual status when:
•	the full and timely collection of interest or principal becomes uncertain;

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection; or
•	part of the principal balance has been charged off and no restructuring has occurred.
     Table 20 shows a quarterly trend for nonaccrual loans and other NPAs, and, for fourth quarter 2010, shows a decline in the total balance from the prior quarter for the first time since the acquisition of Wachovia. The decline continued in first quarter 2011.

Table 20: Nonaccrual Loans and Other Nonperforming Assets

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010

		% of		% of		% of		% of
		total		total		total		total
($ in millions)	Balances	loans	Balances	loans	Balances	loans	Balances	loans

Commercial:
Commercial and industrial	$2,653	1.76%	$3,213	2.12%	$4,103	2.79%	$3,843	2.63%
Real estate mortgage	5,239	5.18	5,227	5.26	5,079	5.14	4,689	4.71
Real estate construction	2,239	9.79	2,676	10.56	3,198	11.46	3,429	11.10
Lease financing	95	0.73	108	0.82	138	1.06	163	1.21
Foreign	86	0.24	127	0.39	126	0.42	115	0.38

Total commercial (1)	10,312	3.19	11,351	3.52	12,644	3.99	12,239	3.82

Consumer:
Real estate 1-4 family first mortgage (2)	12,143	5.36	12,289	5.34	12,969	5.69	12,865	5.50
Real estate 1-4 family junior lien mortgage	2,235	2.40	2,302	2.39	2,380	2.40	2,391	2.36
Other revolving credit and installment	275	0.31	300	0.35	312	0.35	316	0.36

Total consumer	14,653	3.42	14,891	3.42	15,661	3.58	15,572	3.49

Total nonaccrual loans (3)(4)(5)	24,965	3.32	26,242	3.47	28,305	3.76	27,811	3.63

Foreclosed assets:
Government insured/guaranteed (6)	1,457		1,479		1,492		1,344
Non-government insured/guaranteed	4,055		4,530		4,635		3,650

Total foreclosed assets	5,512		6,009		6,127		4,994

Other (7)	140		120		141		131

Total nonaccrual loans and other nonperforming assets	$30,617	4.08%	$32,371	4.27%	$34,573	4.59%	$32,936	4.30%

Change from prior quarter	$(1,754)		(2,202)		1,637		1,436

(1)	Includes LHFS of $17 million, $3 million, $89 million and $19 million at March 31, 2011, and December 31, September 30, and June 30, 2010, respectively.

(2)	Includes MHFS of $430 million, $426 million, $448 million and $450 million at March 31, 2011, and December 31, September 30, and June 30, 2010, respectively.

(3)	Excludes loans acquired from Wachovia that are accounted for as PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(4)	Real estate 1-4 family mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veteran Affairs (VA) and student loans predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program are not placed on nonaccrual status because they are insured or guaranteed.

(5)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2010 Form 10-K for further information on impaired loans.

(6)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans is classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

(7)	Includes real estate investments (loans for which any yield is based on performance of the underlying real estate collateral and are accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans, and nonaccrual debt securities.

     Total NPAs were $30.6 billion (4.08% of total loans) at March 31, 2011, and included $25.0 billion of nonaccrual loans and $5.5 billion of foreclosed assets. Since the peak in third quarter 2010, NPAs have declined for all loan and other asset types through March 31, 2011, except commercial real estate mortgages which increased slightly. Nonaccruals in all other loan portfolios were essentially flat or down year over year. New inflows to nonaccrual loans continued to decline. Table 21 provides an analysis of the changes in nonaccrual loans.

Table 21: Analysis of Changes in Nonaccrual Loans

	Quarter ended

	Mar. 31 ,	Dec. 31 ,	Sept. 30 ,	June 30 ,	Mar. 31 ,
(in millions)	2011	2010	2010	2010	2010

Commercial nonaccrual loans
Balance, beginning of quarter	$11,351	12,644	12,239	12,265	11,723
Inflows	1,881	2,329	2,807	2,560	2,763
Outflows	(2,920)	(3,622)	(2,402)	(2,586)	(2,221)

Balance, end of quarter	10,312	11,351	12,644	12,239	12,265

Consumer nonaccrual loans
Balance, beginning of quarter	14,891	15,661	15,572	15,036	12,695
Inflows	3,955	4,357	4,866	4,733	6,169
Outflows	(4,193)	(5,127)	(4,777)	(4,197)	(3,828)

Balance, end of quarter	14,653	14,891	15,661	15,572	15,036

Total nonaccrual loans	$24,965	26,242	28,305	27,811	27,301

     Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status. We continue to modify loans to assist homeowners and other borrowers in the current difficult economic cycle.
Loans are re-underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. For an accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in a nonaccrual status generally until the borrower has made six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to modification.
     Loans are placed on nonaccrual status when it is probable that we will not collect the contractual value of the asset. While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by four factors. First, 99% of consumer nonaccrual loans and 96% of commercial nonaccrual loans are secured. Second, losses have already been recognized on 55% of the remaining balance of consumer nonaccruals and commercial nonaccruals have been written down by $2.8 billion. Residential nonaccrual loans are written down to net realizable value (fair value of collateral less estimated costs to sell) at 180 days past due, except for loans that go into trial modification prior to becoming 180 days past due, and which are not written down in the trial period (three months) as long as trial payments are being made on time. Third, as of March 31, 2011, 54% of commercial nonaccrual loans were current on interest. Fourth, the inherent risk of loss in all nonaccruals has been considered and we believe is adequately covered by the allowance for loan losses.
     Commercial nonaccrual loans, net of write-downs, amounted to $10.3 billion at March 31, 2011, compared with $12.3 billion a year ago. Consumer nonaccrual loans amounted to $14.7 billion at March 31, 2011, compared with $15.0 billion a year ago. Federal government modification programs, such as HAMP, and Wells Fargo proprietary modification programs, such as the Company’s Pick-a-Pay Mortgage Assistance program, require customers to provide updated documentation, and some programs require completion of trial payment periods to demonstrate sustained performance, before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, many states, including California, Florida and New Jersey, have enacted legislation that significantly increases the time frames to complete the foreclosure process, meaning that loans will remain in nonaccrual status for longer periods. At the conclusion of the foreclosure process, we continue to sell real estate owned in a timely fashion.
     Generally, when a consumer real estate loan is 120 days past due, we move it to nonaccrual status. When the loan reaches 180 days past due it is our policy to write these loans down to net realizable value, except for modifications in their trial period. Thereafter, we revalue each loan regularly and recognize additional charges if needed. Of the $14.7 billion of consumer nonaccrual loans at March 31, 2011, 98% are secured by real estate and 32% have a combined LTV (CLTV) ratio of 80% or below.
     Table 22 provides a summary of foreclosed assets.

Risk Management – Credit Risk Management (continued)
Table 22: Foreclosed Assets

	Mar. 31	,	Dec. 31	,	Sept. 30	,	June 30	,	Mar. 31	,
(in millions)	2011		2010		2010		2010		2010

Government insured/guaranteed (1)	$1,457		1,479		1,492		1,344		1,111
PCI loans:
Commercial	1,005		967		1,043		940		697
Consumer	741		1,068		1,109		722		490

Total PCI loans	1,746		2,035		2,152		1,662		1,187

All other loans:
Commercial	1,408		1,412		1,343		1,087		820
Consumer	901		1,083		1,140		901		963

Total all other loans	2,309		2,495		2,483		1,988		1,783

Total foreclosed assets	$5,512		6,009		6,127		4,994		4,081

(1)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans is classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

     NPAs at March 31, 2011, included $1.5 billion of foreclosed real estate that is FHA insured or VA guaranteed and expected to have little to no loss content, and $4.0 billion of foreclosed assets, which have been written down to net realizable value. Foreclosed assets increased $1.4 billion, or 35%, year over year in first quarter 2011. Of this increase, $559 million were foreclosed loans from the PCI portfolio that are now recorded as foreclosed assets. At March 31, 2011, substantially all of our foreclosed assets of $5.5 billion have been in the foreclosed assets portfolio one year or less.
     Given our real estate-secured loan concentrations and current economic conditions, we anticipate continuing to hold a high level of NPAs on our balance sheet. The loss content in the nonaccrual loans has been recognized through charge-offs or provided for in the allowance for credit losses at March 31, 2011. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower. We are maintaining increased staffing in our workout and collection organizations to ensure troubled borrowers receive the attention and help they need. See the “Risk Management – Allowance for Credit Losses” section in this Report for additional information.
     We process foreclosures on a regular basis for the loans we service for others as well as those we hold in our loan portfolio. However, we utilize foreclosure only as a last resort for dealing with borrowers who are experiencing financial hardships. We employ extensive contact and restructuring procedures to attempt to find other solutions for our borrowers.

TROUBLED DEBT RESTRUCTURINGS (TDRs)
Table 23: Troubled Debt Restructurings (TDRs)

	Mar. 31	,	Dec. 31	,	Sept. 30	,	June 30	,	Mar. 31	,
(in millions)	2011		2010		2010		2010		2010

Consumer TDRs:
Real estate 1-4 family first mortgage	$12,261		11,603		10,951		9,525		7,972
Real estate 1-4 family junior lien mortgage	1,824		1,626		1,566		1,469		1,563
Other revolving credit and installment	859		778		674		502		310

Total consumer TDRs	14,944		14,007		13,191		11,496		9,845

Commercial TDRs	2,352		1,751		1,350		656		386

Total TDRs	$17,296		15,758		14,541		12,152		10,231

TDRs on nonaccrual status	$5,041		5,185		5,177		3,877		2,738
TDRs on accrual status	12,255		10,573		9,364		8,275		7,493

Total TDRs	$17,296		15,758		14,541		12,152		10,231

     Table 23 provides information regarding the recorded investment of loans modified in TDRs. The allowance for TDR loans was $4.2 billion at March 31, 2011, and $3.9 billion at December 31, 2010. Total charge-offs related to loans modified in a TDR were $349 million for first quarter 2011 and $322 million for first quarter 2010.
     Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We underwrite loans at the time of restructuring to determine whether there is sufficient evidence of sustained repayment capacity based on the borrower’s documented income, debt to income ratios, and other factors. Any loans lacking sufficient evidence of sustained repayment capacity at the time of modification are charged down to the fair value of the collateral, if applicable. If the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in nonaccrual status generally until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to modification. Loans will also be placed on nonaccrual, and a corresponding charge-off is recorded to the loan balance, if we believe that principal and interest contractually due under the modified agreement will not be collectible.
     We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the required timing of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible. When a TDR performs in accordance with its modified terms, the loan either continues to accrue interest (for performing loans), or will return to accrual status after the borrower demonstrates a sustained period of performance.

Risk Management – Credit Risk Management (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $10.8 billion at March 31, 2011, and $11.6 billion at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
     Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at March 31, 2011, were down $221 million, or 8%, from December 31, 2010. The decline was due to loss mitigation activities including modifications and increased collection capacity/process improvements, charge-offs, lower early stage delinquency levels and credit stabilization.
     Table 24 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

Table 24: Loans 90 Days or More Past Due and Still Accruing

	Mar. 31	,	Dec. 31	,	Sept. 30	,	June 30	,	Mar. 31	,
(in millions)	2011		2010		2010		2010		2010

Total (excluding PCI):	$17,901		18,488		18,815		19,384		21,822
Less: FHA insured/guaranteed by the VA (1)	14,353		14,733		14,529		14,387		15,865
Less: Student loans guaranteed under the FFELP (2)	1,120		1,106		1,113		1,122		1,072

Total, not government insured/guaranteed	$2,428		2,649		3,173		3,875		4,885

By segment and class, not insured/guaranteed:
Commercial:
Commercial and industrial	$338		308		222		540		561
Real estate mortgage	177		104		463		654		947
Real estate construction	156		193		332		471		787
Foreign	16		22		27		21		29

Total commercial	687		627		1,044		1,686		2,324

Consumer:
Real estate 1-4 family first mortgage (3)	858		941		1,016		1,049		1,281
Real estate 1-4 family junior lien mortgage (3)	325		366		361		352		414
Credit card	413		516		560		610		719
Other revolving credit and installment	145		199		192		178		147

Total consumer	1,741		2,022		2,129		2,189		2,561

Total, not government insured/guaranteed	$2,428		2,649		3,173		3,875		4,885

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

(2)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP).

(3)	Includes mortgages held for sale 90 days or more past due and still accruing.

NET CHARGE-OFFS
Table 25: Net Charge-offs

	Quarter ended

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010

	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in millions)	offs	loans(1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Commercial:
Commercial and industrial	$354	0.96%	$500	1.34%	$509	1.38%	$689	1.87%	$650	1.68%
Real estate mortgage	152	0.62	234	0.94	218	0.87	360	1.47	271	1.12
Real estate construction	83	1.38	171	2.51	276	3.72	238	2.90	394	4.45
Lease financing	6	0.18	21	0.61	23	0.71	27	0.78	29	0.85
Foreign	28	0.34	28	0.36	39	0.52	42	0.57	36	0.52

Total commercial	623	0.79	954	1.19	1,065	1.33	1,356	1.69	1,380	1.68

Consumer:
Real estate 1-4 family first mortgage	904	1.60	1,024	1.77	1,034	1.78	1,009	1.70	1,311	2.17
Real estate 1-4 family junior lien mortgage	994	4.25	1,005	4.08	1,085	4.30	1,184	4.62	1,449	5.56
Credit card	382	7.21	452	8.21	504	9.06	579	10.45	643	11.17
Other revolving credit and installment	307	1.42	404	1.84	407	1.83	361	1.64	547	2.45

Total consumer	2,587	2.42	2,885	2.63	3,030	2.72	3,133	2.79	3,950	3.45

Total	$3,210	1.73%	$3,839	2.02%	$4,095	2.14%	$4,489	2.33%	$5,330	2.71%

(1)	Quarterly net charge-offs as a percentage of average respective loans are annualized.

Risk Management – Credit Risk Management (continued)

     Table 25 presents net charge-offs for first quarter 2011 and each of the four quarters of 2010. Net charge-offs in first quarter 2011 were $3.2 billion (1.73% of average total loans outstanding) compared with $5.3 billion (2.71%) in first quarter 2010.
     Net charge-offs in the 1-4 family first mortgage portfolio totaled $904 million in first quarter 2011. Our 1-4 family first mortgage portfolio continued to reflect relatively low loss rates, although until housing prices fully stabilize, these credit losses will continue to remain elevated.
     Net charge-offs in the real estate 1-4 family junior lien portfolio were $994 million in first quarter 2011. More information about the Home Equity portfolio, which includes substantially all of our real estate 1-4 family junior lien mortgage loans, is available in Table 19 in this Report and the related discussion.
     Credit card net charge-offs of $382 million in first quarter 2011 decreased $261 million from a year ago.
     Commercial and CRE net charge-offs were $623 million in first quarter 2011 compared with $1.4 billion a year ago. Commercial business line credit results continued to improve from first quarter 2010 as market liquidity and improving market conditions helped stabilize performance results. Increased lending activity in first quarter 2011 in the majority of our commercial business lines further supported our belief of a turn in the demand for credit.
ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date, excluding loans carried at fair value. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
     We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective as well as complex judgments. In addition, we review a variety of credit metrics and trends. However, these trends do not solely determine the adequacy of the allowance as we use several analytical tools in determining its adequacy. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2010 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
     At March 31, 2011, the allowance for loan losses totaled $22.0 billion (2.93% of total loans), compared with $23.0 billion (3.04%), at December 31, 2010. The allowance for credit losses was $22.4 billion (2.98% of total loans) at March 31, 2011, and $23.5 billion (3.10%) at December 31, 2010. The allowance for credit losses included $257 million at March 31, 2011, and $298 million at December 31, 2010, related to PCI loans acquired from Wachovia. The allowance for unfunded credit commitments was $400 million at March 31, 2011, and $441 million at December 31, 2010. In addition to the allowance for credit losses, at March 31, 2011, and December 31, 2010, there was $12.9 billion and $13.4 billion, respectively, of nonaccretable difference to absorb losses for PCI loans. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
     The ratio of the allowance for credit losses to total nonaccrual loans was 90% at March 31, 2011, and 89% at December 31, 2010. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages, auto and other consumer loans at March 31, 2011.
     The ratio of the allowance for loan losses to annualized net charge-offs was 169% at March 31, 2011, and 130% at December 31, 2010. The $1.0 billion decline in the allowance for loan losses in first quarter 2011 reflected continued improvement in delinquencies and portfolio performance primarily in consumer portfolios. As a result of significant levels of previous charge-offs, the loan portfolio at March 31, 2011, consisted of higher percentages of more recent vintage loans subjected to tightened underwriting standards.
     Total provision for credit losses was $2.2 billion in first quarter 2011, compared with $5.3 billion a year ago. The first quarter 2011 provision was $1.0 billion less than net charge-offs, compared with a provision that equaled net charge-offs in first quarter 2010. Absent significant deterioration in the economy, we expect future allowance releases.
     In determining the appropriate allowance attributable to our residential real estate portfolios, the loss rates used in our analysis include the impact of our established loan modification programs. When modifications occur or are probable to occur, our allowance considers the impact of these modifications, taking into consideration the associated credit cost, including re-defaults of modified loans and projected loss severity. The loss content associated with existing and probable loan modifications has been considered in our allowance methodology.
     Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty.

     We believe the allowance for credit losses of $22.4 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2011. The allowance for credit losses is subject to change and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2010 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to the Financial Statements in this Report.

Risk Management – Credit Risk Management (continued)

LIABILITY FOR MORTGAGE LOAN REPURCHASE LOSSES We sell residential mortgage loans to various parties, including (1) Freddie Mac and Fannie Mae (GSEs) who include the mortgage loans in GSE-guaranteed mortgage securitizations, (2) special purpose entities (SPEs) that issue private label mortgage-backed securities (MBS), and (3) other financial institutions that purchase mortgage loans for investment or private label securitization. In addition, we pool FHA-insured and VA-guaranteed mortgage loans that back securities guaranteed by GNMA. We may be required to repurchase these mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans (collectively “repurchase”) in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. For further detail see our 2010 Form 10-K.
     We have established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Currently, repurchase demands primarily relate to 2006 through 2008 vintages and to GSE-guaranteed MBS.
     During first quarter 2011, we observed a decline in our level of repurchases and losses as we continued to work through the remaining risk associated with the 2006 through 2008 vintages. We repurchased or reimbursed investors for incurred losses on mortgage loans with original balances of $805 million. We incurred net losses on repurchased loans and investor reimbursements totaling $331 million in first quarter 2011.
     Table 26 provides the number of unresolved repurchase demands and mortgage insurance rescissions. We generally do not have unresolved repurchase demands from the FHA or VA for loans in GNMA-guaranteed securities because those demands are relatively few and we quickly resolve them.

Table 26: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government				Mortgage insurance
	sponsored entities (1)		Private		rescissions with no demand (2)		Total

	Number of	Original loan	Number of	Original loan	Number of	Original loan	Number of	Original loan
($ in millions)	loans	balance (3)	loans	balance (3)	loans	balance (3)	loans	balance (3)

March 31, 2011	6,210	$1,395	1,973	$424	2,885	$674	11,068	$2,493

2010
December 31,	6,501	1,467	2,899	680	3,248	801	12,648	2,948
September 30,	9,887	2,212	3,605	882	3,035	748	16,527	3,842
June 30,	12,536	2,840	3,160	707	2,979	760	18,675	4,307
March 31,	10,804	2,499	2,320	519	2,843	737	15,967	3,755

December 31, 2009	8,354	1,911	2,929	886	2,965	859	14,248	3,656

(1)	Includes repurchase demands of 685 and $132 million, 1,495 and $291 million, 2,263 and $437 million, 2,141 and $417 million, and 1,824 and $372 million, for March 31, 2011, and December 31, September 30, June 30, and March 31, 2010, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller.

(2)	As part of our representations and warranties in our loan sales contracts, we represent that certain loans have mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer, the lack of insurance may result in a repurchase demand from an investor. Similar to repurchase demands, we evaluate mortgage insurance rescission notices for validity and appeal for reinstatement if the rescission was not based on a contractual breach.

(3)	While original loan balance related to these demands is presented above, the establishment of the repurchase reserve is based on a combination of factors, such as our appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity, which is driven by the difference between the current loan balance and the estimated collateral value less costs to sell the property.

     The level of repurchase demands outstanding at March 31, 2011, was generally down from a year ago in both number of outstanding loans and in total dollar balances as we continued to work through the demands. Customary with industry practice, we have the right of recourse against correspondent lenders from whom we have purchased loans with respect to representations and warranties. Of the repurchase demands presented in Table 26, approximately 20% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we typically recover on average approximately 50% of losses from these lenders. Historical recovery rates as well as projected lender performance are incorporated in the establishment of our mortgage repurchase liability.
     Our liability for repurchases, included in “Accrued expenses and other liabilities” in our consolidated financial statements, was $1.2 billion at March 31, 2011, and $1.3 billion at December 31, 2010. In the quarter ended March 31, 2011, $249 million of additions to the liability were recorded, which reduced net gains on mortgage loan origination/sales activities. Our additions to the repurchase liability in the quarter ended March 31, 2011, reflect updated assumptions about the repurchase rate on outstanding demands, particularly on the 2006-2008 vintages.
     We believe we have a high quality residential mortgage loan servicing portfolio. Of the $1.8 trillion in the residential mortgage loan servicing portfolio at March 31, 2011, 93% was current, less than 2% was subprime at origination, and approximately 1% was home equity securitizations. Our combined delinquency and foreclosure rate on this portfolio was 7.22% at March 31, 2011, compared with 8.02% at December 31, 2010. In this portfolio 6% are private securitizations where we originated the loan and therefore have some repurchase risk. For this private securitization segment of our residential mortgage loan servicing portfolio, 58% are loans from 2005 vintages or earlier (weighted average age of 66 months); 80% were prime at origination; and approximately 70% are jumbo loans. The weighted-average LTV as of March 31, 2011, for this private securitization segment was 77%. We believe the highest risk segment of these private securitizations are the subprime loans originated in 2006 and 2007. These subprime loans have seller representations and warranties and currently have LTVs close to or exceeding 100%, and represent 8% of the 6% private securitization portion of the residential mortgage servicing portfolio. We had only $21 million of repurchases related to private securitizations in first quarter 2011. Of the servicing portfolio, 4% is non-agency acquired servicing and 3% is private whole loan sales. We did not underwrite and securitize the non-agency acquired servicing and therefore we have no obligation on that portion of our servicing portfolio to the investor for any repurchase demands arising from origination practices.
     Table 27 summarizes the changes in our mortgage repurchase liability.

Risk Management – Credit Risk Management (continued)
Table 27: Changes in Mortgage Repurchase Liability

	Quarter ended

	Mar. 31	,	Dec. 31	,	Sept. 30	,	June 30	,	Mar. 31	,
(in millions)	2011		2010		2010		2010		2010

Balance, beginning of period	$1,289		1,331		1,375		1,263		1,033
Provision for repurchase losses:
Loan sales	35		35		29		36		44
Change in estimate – primarily due to credit deterioration	214		429		341		346		358

Total additions	249		464		370		382		402
Losses	(331)		(506)		(414)		(270)		(172)

Balance, end of period	$1,207		1,289		1,331		1,375		1,263

     The mortgage repurchase liability of $1.2 billion at March 31, 2011, represents our best estimate of the probable loss that we may incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. A range of reasonably possible losses in excess of the estimated liability may exist, but cannot be estimated with confidence. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs and other significant investors to monitor and address their repurchase demand practices and concerns. For additional information on our repurchase liability, see the “Critical Accounting Policies – Liability for Mortgage Loan Repurchase Losses” section in our 2010 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.
     The repurchase liability is primarily applicable to loans we originated and sold with representations and warranties. Most of these loans are included in our servicing portfolio. Our repurchase liability estimate considers many factors that influence the key assumptions of what our repurchase volume may be and what loss on average we may incur. Those key assumptions and the sensitivity of the liability to immediate adverse changes in them at March 31, 2011, are presented in Table 28.

Table 28: Mortgage Repurchase Liability – Sensitivity/Assumptions

Mortgage
repurchase
(in millions)	liability

Balance at March 31, 2011	$1,207

Loss on repurchases (1)	39.0%
Increase in liability from:
10% higher losses	$114
25% higher losses	285

Repurchase rate assumption	0.3%
Increase in liability from:
10% higher repurchase rates	$109
25% higher repurchase rates	273

(1)	Represents total estimated average loss rate on repurchased loans, net of recovery from third party originators, based on historical experience and current economic conditions. The average loss rate includes the impact of repurchased loans for which no loss is expected to be realized.
     To the extent that economic conditions and the housing market do not recover or future investor repurchase demands and appeals success rates differ from past experience, we could continue to have increased demands and increased loss severity on repurchases, causing future additions to the repurchase liability. However, some of the underwriting standards that were permitted by the GSEs for conforming loans in the 2006 through 2008 vintages, which significantly contributed to recent levels of repurchase demands, were tightened starting in mid to late 2008. Accordingly, we do not expect a similar rate of repurchase requests from the 2009 and prospective vintages, absent deterioration in economic conditions or changes in investor behavior.
RISKS RELATING TO SERVICING ACTIVITIES In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential mortgage loans included in GSE-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors. The loans we service were originated by us or by other mortgage loan originators. As servicer, our primary duties are typically to (1) collect payment due from borrowers, (2) advance certain delinquent payments of principal and interest, (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans, (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments, and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. As master servicer, our primary duties are typically to (1) supervise, monitor and oversee the servicing of the mortgage loans by the servicer, (2) consult with each servicer and use reasonable efforts to cause the servicer to observe its servicing obligations, (3) prepare monthly distribution statements to security holders and, if required by the securitization documents, certain periodic reports required to be filed with the Securities and Exchange Commission (SEC), (4) if required by the securitization documents, calculate distributions and loss allocations on the mortgage-backed securities, (5) prepare tax and information returns of the securitization trust, and (6) advance amounts required by non-affiliated servicers who fail to perform their advancing obligations.
     Each agreement under which we act as servicer or master servicer generally specifies a standard of responsibility for actions we take in such capacity and provides protection against expenses and liabilities we incur when acting in compliance with the specified standard. For example, most private label securitization agreements under which we act as servicer or master servicer typically provide that the servicer and the master servicer are entitled to indemnification by the securitization trust for taking action or refraining from taking action in good faith or for errors in judgment. However, we are not indemnified, but rather are required to indemnify the securitization trustee, against any failure by us, as servicer or master servicer, to perform our servicing obligations or any of our acts or omissions that involve wilful misfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, our duties. In addition, if we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period following notice, which can generally be given by the securitization trustee or a specified percentage of security holders. Whole loan sale contracts under which we act as servicer generally include similar provisions with respect to our actions as servicer. The standards governing servicing in GSE-guaranteed securitizations, and the possible remedies for violations of such standards, vary, and those standards and remedies are determined by servicing guides maintained by the GSEs, contracts between the GSEs and individual servicers and topical guides published by the GSEs from time to time. Such remedies could include indemnification or repurchase of an affected mortgage loan.
     For additional information regarding risks relating to our servicing activities, see pages 75-76 in our 2010 Form 10-K.
     The FRB and OCC completed a joint interagency horizontal examination of foreclosure processing at large mortgage servicers, including Wells Fargo, to evaluate the adequacy of their controls and governance over bank foreclosure processes, including compliance with applicable federal and state law. The OCC and other federal banking regulators published this review on April 13, 2011. We have entered into consent orders with the OCC and FRB, both of which were made public on April 13, 2011. These orders incorporate remedial requirements for identified deficiencies; however civil money penalties have not been assessed at this time. We have been working with our regulators for an extended period on servicing improvements and have already instituted enhancements. For additional information, see the discussion of mortgage-related regulatory investigations in Note 11 (Legal Actions) to Financial Statements in this Report. Changes in servicing and foreclosure practices will increase the Company’s costs of servicing mortgage loans. As part of our quarterly MSR valuation process, we assess changes in servicing and foreclosure costs, which in first quarter 2011,

Risk Management – Credit Risk Management (continued)

included the estimated impact from the regulatory consent orders.
Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO), which oversees these risks and reports periodically to the Finance Committee of the Board of Directors (Board), consists of senior financial and business executives. Each of our principal business groups has its own asset/liability management committee and process linked to the Corporate ALCO process.
INTEREST RATE RISK Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of March 31, 2011, our most recent simulation indicated estimated earnings at risk of less than 1% of our most likely earnings plan over the next 12 months using a scenario in which the federal funds rate rises to 4.25% and the 10-year Constant Maturity Treasury bond yield rises to 5.55%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
     We use exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount, credit risk amount and estimated net fair value of these derivatives as of March 31, 2011, and December 31, 2010, are presented in Note 12 (Derivatives) to Financial Statements in this Report.
     For additional information regarding interest rate risk, see page 76 of our 2010 Form 10-K.
MORTGAGE BANKING INTEREST RATE AND MARKET RISK We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For a discussion of mortgage banking interest rate and market risk, see pages 76-78 of our 2010 Form 10-K.
     While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARM production held for sale from changes in mortgage interest rates may or may not be fully offset by Treasury and LIBOR index-based financial instruments used as economic hedges for such ARMs. Additionally, the hedge-carry income we earn on our economic hedges for the MSRs may not continue if the spread between short-term and long-term rates decreases, we shift composition of the hedge to more interest rate swaps, or there are other changes in the market for mortgage forwards that affect the implied carry.
     The total carrying value of our residential and commercial MSRs was $17.1 billion at March 31, 2011, and $15.9 billion at December 31, 2010. The weighted-average note rate on our portfolio of loans serviced for others was 5.31% at March 31, 2011, and 5.39% at December 31, 2010. Our total MSRs were 0.92% of mortgage loans serviced for others at March 31, 2011, compared with 0.86% at December 31, 2010.
MARKET RISK – TRADING ACTIVITIES From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The credit risk amount and estimated net fair value of all customer accommodation derivatives are included in Note 12 (Derivatives) to Financial Statements in this Report. Trading positions and market risk exposure are monitored by the Market Risk Committee and Corporate ALCO.
     The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VaR) metrics complemented with sensitivity analysis and stress testing. VaR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VaR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VaR throughout first quarter 2011 was $25 million, with a lower bound of $19 million and an upper bound of $32 million. For additional information regarding market risk related to trading activities, see pages 78-79 of our 2010 Form 10-K.
MARKET RISK – EQUITY MARKETS We are directly and indirectly affected by changes in the equity markets. For additional information regarding market risk related to equity markets, see page 79 of our 2010 Form 10-K.
     Table 29 provides information regarding our marketable and nonmarketable equity investments.

Table 29: Marketable and Nonmarketable Equity Investments

	Mar. 31	,	Dec. 31	,
(in millions)	2011		2010

Nonmarketable equity investments:
Private equity investments:
Cost method	$3,117		3,240
Equity method	7,692		7,624
Federal bank stock	5,129		5,254
Principal investments	302		305

Total nonmarketable equity investments (1)	$16,240		16,423

Marketable equity securities:
Cost	$3,883		4,258
Net unrealized gains	1,125		931

Total marketable equity securities (2)	$5,008		5,189

(1)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.

(2)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

Risk Management – Asset/Liability Management (continued)

LIQUIDITY AND FUNDING The objective of effective liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, the Corporate ALCO establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. We set these guidelines for both the consolidated balance sheet and for the Parent to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries.
     Unencumbered debt and equity securities in the securities available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold, securities purchased under resale agreements and other short-term investments. Asset liquidity is further enhanced by our ability to sell or securitize loans in secondary markets and to pledge loans to access secured borrowing facilities through the Federal Home Loan Banks (FHLB) and the FRB.
     Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. Average core deposits funded 64.2% and 61.9% of average total assets in first quarter 2011 and 2010, respectively.
     Additional funding is provided by long-term debt (including trust preferred securities), other foreign deposits, and short-term borrowings.
     Table 30 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 30: Short-Term Borrowings

	Quarter ended

	Mar. 31	,	Dec. 31	,	Sept. 30	,	June 30	,	Mar. 31,
(in millions)	2011		2010		2010		2010		2010

Balance, period end
Commercial paper and other short-term borrowings	$17,228		17,454		16,856		16,604		17,646
Federal funds purchased and securities sold under agreements to repurchase	37,509		37,947		33,859		28,583		28,687

Total	$54,737		55,401		50,715		45,187		46,333

Average daily balance for period
Commercial paper and other short-term borrowings	$17,005		16,370		15,761		16,316		16,885
Federal funds purchased and securities sold under agreements to repurchase	37,746		34,239		30,707		28,766		28,196

Total	$54,751		50,609		46,468		45,082		45,081

Maximum month-end balance for period
Commercial paper and other short-term borrowings (1)	$17,597		17,454		16,856		17,388		17,646
Federal funds purchased and securities sold under agreements to repurchase (2)	37,509		37,947		33,859		28,807		29,270

(1)	Highest month-end balance in each of the last five quarters was in February 2011, and December, September, April and March 2010.

(2)	Highest month-end balance in each of the last five quarters was in March 2011, and December, September, May and February 2010.

     Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of Federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, a reduction in credit rating would not cause us to violate any of our debt covenants. See the “Risk Factors” section in our 2010 Form 10-K for additional information regarding recent legislative developments and our credit ratings.
     We continue to evaluate the potential impact on liquidity management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, throughout the rule-making process.
Parent Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In June 2009, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. During first quarter 2011, the Parent issued $5.7 billion in registered senior notes. The Parent also took several actions related to Wachovia’s 2006 issuance of 5.80% fixed-to-floating rate trust preferred securities. In February 2011, the Parent remarketed $2.5 billion of junior subordinated notes owned by an unconsolidated, wholly-owned trust. The purchasers of the junior subordinated notes exchanged them with the Parent for newly issued senior notes, which are included in the Parent issuances described above. Proceeds of the remarketed junior subordinated securities were used by the trust to purchase $2.5 billion of Class A, Series I Preferred Stock issued by the Parent.
     Parent’s proceeds from securities issued in first quarter 2011 were used for general corporate purposes, and we expect that the proceeds from securities issued in the future will also be used for the same purposes.
     Table 31 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series I & J, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices.
Table 31: Medium-Term Note (MTN) Programs

			March 31, 2011
			Debt	Available
	Date		issuance	for
(in billions)	established		authority	issuance

MTN program:
Series I & J (1)	August 2009		$25.0	18.8
Series K (1)	April 2010		25.0	24.5
European (2)	December 2009		25.0	25.0
Australian (2)(3)	June 2005	AUS	$10.0	6.8

(1)	SEC registered.

(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.

(3)	As amended in October 2005 and March 2010.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. In December 2007, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in long-term senior or subordinated notes. At March 31, 2011, Wells Fargo Bank, N.A. had remaining issuance capacity on the bank note program of $50 billion in short-term senior notes and $50 billion in long-term senior or subordinated notes. Securities are issued under this program as private placements in accordance with OCC regulations.
Wells Fargo Financial Canada Corporation In January 2010, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion in medium-term notes for distribution from time to time in Canada. During first quarter 2011, WFFCC issued CAD$500 million in medium-term notes. At March 31,2011, CAD$6.5 billion remained available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.
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

Capital Management

We have an active program for managing stockholders’ equity and regulatory capital and we maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital internally primarily through the retention of earnings net of dividends. Our objective is to maintain capital levels at the Company and its bank subsidiaries above the regulatory “well-capitalized” thresholds by an amount commensurate with our risk profile and risk tolerance objectives. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $2.9 billion from December 31, 2010, predominantly from Wells Fargo net income of $3.8 billion, less common and preferred dividends of $822 million. During first quarter 2011, we issued approximately 40 million shares of common stock, with net proceeds of $634 million.
     On March 18, 2011, the Company was notified by the FRB that it did not object to the capital plan the Company submitted on January 7, 2011, as part of the Comprehensive Capital Analysis and Review (CCAR). Following that notification, the Company initiated several capital actions contemplated in its capital plan, including increasing the quarterly common stock dividend to $0.12 a share, authorizing the repurchase of an additional 200 million shares of our common stock, and issuing notice to call $3.2 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the proposed Basel III capital standards. The Company will participate in any future CCAR activities to demonstrate that proposed capital actions are consistent with the existing supervisory guidance, including demonstrating that our internal capital assessment process is consistent with the complexity of our activities and risk profile.
     From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases (including the authorization announced on March 18, 2011), we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and regulatory and legal considerations.
     In 2008, the Board authorized the repurchase of up to 25 million additional shares of our outstanding common stock. In first quarter 2011, the Board authorized the repurchase of an additional 200 million shares. During first quarter 2011, we repurchased 1.7 million shares of our common stock, all from our employee benefit plans. At March 31, 2011, the remaining common stock repurchase authority from the 2008 and 2011 authorizations was approximately 201 million shares. For more information about share repurchases during first quarter 2011, see Part II, Item 2 of this Report.
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
     In connection with our participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The Board has authorized the repurchase by the Company of up to $1 billion of the warrants. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. We have purchased an additional 651,244 warrants since the U.S. Treasury auction; however, no purchases were made during first quarter 2011. At March 31, 2011, there were 39,444,481 warrants outstanding and exercisable and $455 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants and/or our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.
     Subsequent to the remarketing of certain junior subordinated notes issued in connection with Wachovia’s 2006 issuance of 5.80% fixed-to-floating rate trust preferred securities, the Company issued 25,010 shares of Class A, Series I Preferred Stock, with a par value of $2,501 million to Wachovia Capital Trust III (Trust), an unconsolidated wholly-owned trust. The action completed the Company’s and the Trust’s obligations under an agreement dated February 1, 2006, as amended, between the Trust and the Company (as successor to Wachovia Corporation). The Series I Preferred Stock replaces the trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act.
     The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At March 31, 2011, the Company and each of our subsidiary banks were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
     Current regulatory RBC rules are based primarily on broad credit-risk considerations and limited market-related risks, but do not take into account other types of risk a financial company may be exposed to. Our capital adequacy assessment process

Capital Management (continued)
contemplates a wide range of risks that the Company is exposed to and also takes into consideration our performance under a variety of stressed economic conditions, as well as regulatory expectations and guidance, rating agency viewpoints and the view of capital market participants.
     In July 2009, the Basel Committee on Bank Supervision published an additional set of international guidelines for review known as Basel III and finalized these guidelines in December 2010. The additional guidelines were developed in response to the financial crisis of 2009 and 2010 and address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The U.S. regulatory bodies are reviewing the final international standards and final U.S. rulemaking is expected to be completed in 2011. Although uncertainty exists regarding the final rules, we evaluate the impact of Basel III on our capital ratios based on our interpretation of the proposed capital requirements and we estimate that our Tier 1 common equity ratio under the proposal exceeded the fully-phased in minimum of 7.0% by 20 basis points at the end of first quarter 2011. This estimate is subject to change depending on final promulgation of Basel III capital rulemaking and interpretations thereof by regulatory authorities.
     We are well underway toward Basel II and Basel III implementation and are currently on schedule to enter the parallel run phase of Basel II in 2012 with regulatory approval. Our delayed entry into the parallel run phase was approved by the FRB in 2010 as a result of the acquisition of Wachovia.
     At March 31, 2011, stockholders’ equity and Tier 1 common equity levels were higher than the quarter ending prior to the Wachovia acquisition. During 2009, as regulators and the market focused on the composition of regulatory capital, the Tier 1 common equity ratio gained significant prominence as a metric of capital strength. There is no mandated minimum or “well-capitalized” standard for Tier 1 common equity; instead the RBC rules state voting common stockholders’ equity should be the dominant element within Tier 1 common equity. Tier 1 common equity was $86.0 billion at March 31, 2011, or 8.93% of risk-weighted assets, an increase of $4.7 billion from December 31, 2010. Table 32 provides the details of the Tier 1 common equity calculation.

Table 32: Tier 1 Common Equity (1)

		Mar. 31 ,	Dec. 31 ,
(in billions)		2011	2010

Total equity		$134.9	127.9

Noncontrolling interests		(1.5)	(1.5)

Total Wells Fargo stockholders’ equity		133.4	126.4

Adjustments:

Preferred equity (2)		(10.6)	(8.1)

Goodwill and intangible assets (other than MSRs)		(35.1)	(35.5)

Applicable deferred taxes		4.2	4.3

MSRs over specified limitations		(0.9)	(0.9)

Cumulative other comprehensive income		(4.9)	(4.6)

Other		(0.1)	(0.3)

Tier 1 common equity	(A)	$86.0	81.3

Total risk-weighted assets (3)	(B)	$962.9	980.0

Tier 1 common equity to total risk-weighted assets	(A)/(B)	8.93%	8.30

(1)	Tier 1 common equity is a non-generally accepted accounting principle (GAAP) financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Tier 1 common equity includes total Wells Fargo stockholders’ equity, less preferred equity, goodwill and intangible assets (excluding MSRs), net of related deferred taxes, adjusted for specified Tier 1 regulatory capital limitations covering deferred taxes, MSRs, and cumulative other comprehensive income. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

(2)	In March 2011, we issued $2.5 billion of Series I Preferred Stock to an unconsolidated wholly-owned trust.

(3)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

Critical Accounting Policies
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2010 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•	the allowance for credit losses;

•	purchased credit-impaired (PCI) loans;

•	the valuation of residential mortgage servicing rights (MSRs);

•	liability for mortgage loan repurchase losses;

•	the fair valuation of financial instruments; and

•	income taxes.
     Management has reviewed and approved these critical accounting policies and has discussed these policies with the Board’s Audit and Examination Committee. These policies are described further in the “Financial Review – Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2010 Form 10-K.

Current Accounting Developments

The following accounting pronouncement has been issued by the Financial Accounting Standards Board (FASB) but is not yet effective:
•	Accounting Standards Update (ASU or Update) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.
ASU 2011-02 provides guidance clarifying under what circumstances a creditor should classify a restructured receivable as a troubled debt restructuring (TDR). A receivable is a TDR if both of the following exist: 1) a creditor has granted a concession to the debtor, and 2) the debtor is experiencing financial difficulties. The Update clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The Update also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. The Update is effective for us in third quarter 2011 with retrospective application to January 1, 2011. Early adoption is permitted. We are evaluating the impact these accounting changes may have on our consolidated financial statements.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements in this Report include, but are not limited to, statements we make about: (i) future results of the Company; (ii) future credit quality and expectations regarding future loan losses in our loan portfolios and life-of-loan estimates; the level and loss content of NPAs and nonaccrual loans; the adequacy of the allowance for credit losses, including our current expectation of future reductions in the allowance for credit losses; and the reduction or mitigation of risk in our loan portfolios and the effects of loan modification programs; (iii) the merger integration of the Company and Wachovia, including merger costs, expense savings, revenue synergies and store conversions; (iv) our mortgage repurchase exposure and exposure relating to our foreclosure practices; (v) our current estimate of our effective tax rate for 2011; (vi) our estimated future expenses, including loan resolution costs; (vii) future capital levels and our expectations regarding our estimated Tier 1 common equity ratio under proposed Basel III capital standards; (viii) the expected outcome and impact of legal, regulatory and legislative developments, including Dodd-Frank Act and FRB restrictions on debit interchange fees; and (ix) the Company’s plans, objectives and strategies.
     Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•	current and future economic and market conditions, including the effects of further declines in housing prices and high unemployment rates;

•	our capital and liquidity requirements (including under regulatory capital standards, such as the proposed Basel III capital standards, as determined and interpreted by applicable regulatory authorities) and our ability to generate capital internally or raise capital on favorable terms;

•	financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and legislation and regulation relating to overdraft fees (and changes to our overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services;

•	legislative proposals to allow mortgage cram-downs in bankruptcy or require other loan modifications;

•	the extent of our success in our loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications or changes in such requirements or guidance;

•	the amount of mortgage loan repurchase demands that we receive and our ability to satisfy any such demands without having to repurchase loans related thereto or otherwise indemnify or reimburse third parties, and the credit quality of or losses on such repurchased mortgage loans;

•	negative effects relating to mortgage foreclosures, including changes in our procedures or practices and/or industry standards or practices, regulatory or judicial requirements, penalties or fines, increased costs, or delays or moratoriums on foreclosures;

•	our ability to successfully integrate the Wachovia merger and realize all of the expected cost savings and other benefits and the effects of any delays or disruptions in systems conversions relating to the Wachovia integration;

•	our ability to realize the efficiency initiatives to lower expenses when and in the amount expected;

•	recognition of OTTI on securities held in our available-for-sale portfolio;

•	the effect of changes in interest rates on our net interest margin and our mortgage originations, MSRs and MHFS;

•	hedging gains or losses;

•	disruptions in the capital markets and reduced investor demand for mortgage loans;

•	our ability to sell more products to our customers;

•	the effect of the economic recession on the demand for our products and services;

•	the effect of the fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	our election to provide support to our mutual funds for structured credit products they may hold;

•	changes in the value of our venture capital investments;

•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied or interpreted;

•	mergers, acquisitions and divestitures;

•	changes in the Company’s credit ratings and changes in the credit quality of the Company’s customers or counterparties;

•	reputational damage from negative publicity, fines, penalties and other negative consequences from regulatory violations and legal actions;

•	the loss of checking and savings account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin;

•	fiscal and monetary policies of the FRB; and

•	the other risk factors and uncertainties described under “Risk Factors” in our 2010 Form 10-K and in this Report.
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

Risk Factors

An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Risk Factors” and “Regulation and Supervision” sections in our 2010 Form 10-K for more information about risks. Any factor described in this Report or in our 2010 Form 10-K could by itself, or together with other factors, adversely affect our financial results and condition, or the value of an investment in the Company. There are factors not discussed in this Report or in our 2010 Form 10-K that could adversely affect our financial results and condition.

Controls and Procedures
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2011, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
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
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Quarter ended March 31,

(in millions, except per share amounts)	2011	2010

Interest income
Trading assets	$350	267
Securities available for sale	2,164	2,415
Mortgages held for sale	437	387
Loans held for sale	12	34
Loans	9,387	10,038
Other interest income	122	84

Total interest income	12,472	13,225

Interest expense
Deposits	615	735
Short-term borrowings	26	18
Long-term debt	1,104	1,276
Other interest expense	76	49

Total interest expense	1,821	2,078

Net interest income	10,651	11,147
Provision for credit losses	2,210	5,330

Net interest income after provision for credit losses	8,441	5,817

Noninterest income
Service charges on deposit accounts	1,012	1,332
Trust and investment fees	2,916	2,669
Card fees	957	865
Other fees	989	941
Mortgage banking	2,016	2,470
Insurance	503	621
Net gains from trading activities	612	537
Net gains (losses) on debt securities available for sale (1)	(166)	28
Net gains from equity investments (2)	353	43
Operating leases	77	185
Other	409	610

Total noninterest income	9,678	10,301

Noninterest expense
Salaries	3,454	3,314
Commission and incentive compensation	2,347	1,992
Employee benefits	1,392	1,322
Equipment	632	678
Net occupancy	752	796
Core deposit and other intangibles	483	549
FDIC and other deposit assessments	305	301
Other	3,368	3,165

Total noninterest expense	12,733	12,117

Income before income tax expense	5,386	4,001
Income tax expense	1,572	1,401

Net income before noncontrolling interests	3,814	2,600
Less: Net income from noncontrolling interests	55	53

Wells Fargo net income	$3,759	2,547

Less: Preferred stock dividends and other	189	175

Wells Fargo net income applicable to common stock	$3,570	2,372

Per share information
Earnings per common share	$0.68	0.46
Diluted earnings per common share	0.67	0.45
Dividends declared per common share	0.12	0.05
Average common shares outstanding	5,278.8	5,190.4
Diluted average common shares outstanding	5,333.1	5,225.2

(1)	Includes other-than-temporary impairment (OTTI) credit-related losses of $80 million and $92 million recognized in earnings for the quarters ended March 31, 2011 and 2010, respectively. Total OTTI losses (gains) were $(76) million and $154 million, net of $(156) million and $62 million recognized as non-credit related OTTI in other comprehensive income) for the quarters ended March 31, 2011 and 2010, respectively.

(2)	Includes OTTI losses of $41 million and $105 million for the quarters ended March 31, 2011 and 2010, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	Mar. 31,	Dec. 31,

(in millions, except shares)	2011	2010

Assets
Cash and due from banks	$16,978	16,044
Federal funds sold, securities purchased under resale agreements and other short-term investments	93,041	80,637
Trading assets	57,890	51,414
Securities available for sale	167,906	172,654
Mortgages held for sale (includes $28,931 and $47,531 carried at fair value)	33,121	51,763
Loans held for sale (includes $1,003 and $873 carried at fair value)	1,428	1,290

Loans (includes $98 and $309 carried at fair value)	751,155	757,267
Allowance for loan losses	(21,983)	(23,022)

Net loans	729,172	734,245

Mortgage servicing rights:
Measured at fair value	15,648	14,467
Amortized	1,423	1,419
Premises and equipment, net	9,545	9,644
Goodwill	24,777	24,770
Other assets	93,737	99,781

Total assets (1)	$1,244,666	1,258,128

Liabilities
Noninterest-bearing deposits	$190,959	191,256
Interest-bearing deposits	646,703	656,686

Total deposits	837,662	847,942
Short-term borrowings	54,737	55,401
Accrued expenses and other liabilities	68,721	69,913
Long-term debt (includes $99 and $306 carried at fair value)	148,603	156,983

Total liabilities (2)	1,109,723	1,130,239

Equity
Wells Fargo stockholders’ equity:
Preferred stock	11,897	8,689
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,312,696,671 shares and 5,272,414,622 shares	8,854	8,787
Additional paid-in capital	54,815	53,426
Retained earnings	54,855	51,918
Cumulative other comprehensive income	5,021	4,738
Treasury stock – 11,818,765 shares and 10,131,394 shares	(541)	(487)
Unearned ESOP shares	(1,430)	(663)

Total Wells Fargo stockholders’ equity	133,471	126,408
Noncontrolling interests	1,472	1,481

Total equity	134,943	127,889

Total liabilities and equity	$1,244,666	1,258,128

(1)	Our consolidated assets at March 31, 2011 and December 31, 2010, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $154 million and $200 million; Trading assets, $98 million and $143 million; Securities available for sale, $2.4 billion and $2.2 billion; Loans held for sale, $53 million and $0; Net loans, $15.4 billion and $16.7 billion; Other assets, $1.4 billion and $2.0 billion, and Total assets, $19.6 billion and $21.2 billion, respectively.

(2)	Our consolidated liabilities at March 31, 2011 and December 31, 2010, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $31 million and $7 million; Accrued expenses and other liabilities, $90 million and $71 million; Long-term debt, $7.1 billion and $8.3 billion; and Total liabilities, $7.2 billion and $8.4 billion, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity and Comprehensive Income (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount

Balance January 1, 2010	9,980,940	$8,485	5,178,624,593	$8,743

Cumulative effect from change in accounting for VIEs

Comprehensive income:
Net income

Other comprehensive income, net of tax:
Translation adjustments

Net unrealized gains on securities available for sale, net of reclassification of $40 million of net gains included in net income

Net unrealized gains on derivatives and hedging activities, net of reclassification of $88 million of net gains on cash flow hedges included in net income

Unamortized losses under defined benefit plans, net of amortization

Total comprehensive income

Noncontrolling interests

Common stock issued			21,683,461

Common stock repurchased			(1,312,992)

Preferred stock issued to ESOP	1,000,000	1,000

Preferred stock released by ESOP

Preferred stock converted to common shares	(209,008)	(209)	6,716,195

Common stock dividends

Preferred stock dividends

Tax benefit upon exercise of stock options

Stock incentive compensation expense

Net change in deferred compensation and related plans

Net change	790,992	791	27,086,664	-

Balance March 31, 2010	10,771,932	$9,276	5,205,711,257	$8,743

Balance January 1, 2011	10,185,303	$8,689	5,262,283,228	$8,787

Comprehensive income:
Net income

Other comprehensive income, net of tax:
Translation adjustments

Net unrealized gains on securities available for sale, net of reclassification of $32 million of net losses included in net income

Net unrealized losses on derivatives and hedging activities, net of reclassification of $100 million of net gains on cash flow hedges included in net income

Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income

Noncontrolling interests

Common stock issued			24,788,653	41

Common stock repurchased			(1,687,371)

Preferred stock issued to ESOP	1,200,000	1,200

Preferred stock released by ESOP

Preferred stock converted to common shares	(492,873)	(493)	15,493,396	26

Preferred stock issued	25,010	2,501

Common stock dividends

Preferred stock dividends

Tax benefit upon exercise of stock options

Stock incentive compensation expense

Net change in deferred compensation and related plans

Net change	732,137	3,208	38,594,678	67

Balance March 31, 2011	10,917,440	$11,897	5,300,877,906	$8,854

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity

52,878	41,563	3,009	(2,450)	(442)	111,786	2,573	114,359

	183				183		183

	2,547				2,547	53	2,600

		5			5		5

		984			984	1	985

		73			73		73

		16			16		16

					3,625	54	3,679

16					16	(615)	(599)

(13)	(213)		690		464		464

			(38)		(38)		(38)

80				(1,080)	-		-

(17)				226	209		209

(4)			213		-		-

	(260)				(260)		(260)

	(184)				(184)		(184)

51					51		51

175					175		175

(10)			125		115		115

278	2,073	1,078	990	(854)	4,356	(561)	3,795

53,156	43,636	4,087	(1,460)	(1,296)	116,142	2,012	118,154

53,426	51,918	4,738	(487)	(663)	126,408	1,481	127,889

	3,759				3,759	55	3,814

		15			15		15

		352			352	(4)	348

		(99)			(99)		(99)

		15			15		15

					4,042	51	4,093

(35)					(35)	(60)	(95)

593					634		634

			(55)		(55)		(55)

102				(1,302)	-		-

(42)				535	493		493

467					-		-

					2,501		2,501

4	(638)				(634)		(634)

	(184)				(184)		(184)

54					54		54

261					261		261

(15)			1		(14)		(14)

1,389	2,937	283	(54)	(767)	7,063	(9)	7,054

54,815	54,855	5,021	(541)	(1,430)	133,471	1,472	134,943

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Quarter ended March 31,
(in millions)	2011	2010

Cash flows from operating activities:
Net income before noncontrolling interests	$3,814	2,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,210	5,330
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	(586)	(80)
Depreciation and amortization	477	713
Other net losses (gains)	(1,354)	319
Preferred stock released by ESOP	493	209
Stock incentive compensation expense	261	175
Excess tax benefits related to stock option payments	(55)	(51)
Originations of MHFS	(79,389)	(74,290)
Proceeds from sales of and principal collected on mortgages originated for sale	88,264	81,466
Originations of LHFS	-	(3,155)
Proceeds from sales of and principal collected on LHFS	2,299	6,036
Purchases of LHFS	(2,313)	(2,407)
Net change in:
Trading assets	5,826	(3,834)
Deferred income taxes	539	1,199
Accrued interest receivable	(156)	690
Accrued interest payable	14	(142)
Other assets, net	2,389	3,431
Other accrued expenses and liabilities, net	(5,522)	(9,328)

Net cash provided by operating activities	17,211	8,881

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(12,404)	(13,307)
Securities available for sale:
Sales proceeds	15,361	1,795
Prepayments and maturities	11,651	9,295
Purchases	(18,831)	(4,191)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(214)	15,532
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	2,165	1,341
Purchases (including participations) of loans by banking subsidiaries	(644)	(566)
Principal collected on nonbank entities’ loans	2,546	4,286
Loans originated by nonbank entities	(1,904)	(2,861)
Proceeds from sales of foreclosed assets	1,642	1,109
Changes in MSRs from purchases and sales	(45)	(8)
Other, net	1,909	270

Net cash provided by investing activities	1,232	12,695

Cash flows from financing activities:
Net change in:
Deposits	(10,280)	(19,125)
Short-term borrowings	(664)	2,240
Long-term debt:
Proceeds from issuance	5,217	1,415
Repayment	(13,933)	(16,508)
Preferred stock:
Proceeds from issuance	2,501	-
Cash dividends paid	(251)	(251)
Common stock:
Proceeds from issuance	634	464
Repurchased	(55)	(38)
Cash dividends paid	(634)	(260)
Excess tax benefits related to stock option payments	55	51
Net change in noncontrolling interests	(99)	(343)

Net cash used by financing activities	(17,509)	(32,355)

Net change in cash and due from banks	934	(10,779)
Cash and due from banks at beginning of period	16,044	27,080

Cash and due from banks at end of period	$16,978	16,301

Supplemental cash flow disclosures:
Cash paid for interest	$1,807	2,220
Cash paid for income taxes	144	325

The accompanying notes are an integral part of these statements. See Note 1 for noncash activities.

See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Statements and related Notes of this Form 10-Q.
Note 1: Summary of Significant Accounting Policies
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
     Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including other-than-temporary impairment (OTTI) on investment securities (Note 4), allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5), valuations of residential mortgage servicing rights (MSRs) (Notes 7 and 8) and financial instruments (Note 13), liability for mortgage loan repurchase losses (Note 8) and income taxes. Actual results could differ from those estimates.
     The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).
Accounting Standards Adopted in 2011
In first quarter 2011, we adopted certain provisions of Accounting Standards Update (ASU or Update) 2010-6, Improving Disclosures about Fair Value Measurements.
ASU 2010-6 amends the disclosure requirements for fair value measurements. Companies are required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy. The Update also clarifies that fair value measurement disclosures should be presented for each asset and liability class, which is generally a subset of a line item in the statement of financial position. In the rollforward of Level 3 activity, companies must present information on purchases, sales, issuances, and settlements on a gross basis rather than on a net basis. Companies should also provide information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. In first quarter 2011, we adopted the requirement for gross presentation in the Level 3 rollforward with prospective application. The remaining provisions were effective for us in first quarter 2010. Our adoption of the Update did not affect our consolidated financial statement results since it amends only the disclosure requirements for fair value measurements.

Note 1: Summary of Significant Accounting Policies (continued)
SUPPLEMENTAL CASH FLOW INFORMATION Noncash activities are presented below, including information on transfers affecting MHFS, LHFS, and MSRs.

	Quarter ended March 31,

(in millions)	2011	2010

Transfers from loans to securities available for sale	$-	2,057

Trading assets retained from securitization of MHFS	12,302	-
Capitalization of MSRs from sale of MHFS	1,291	1,065
Transfers from MHFS to foreclosed assets	40	51
Transfers from loans to MHFS	25	46
Transfers from (to) loans to (from) LHFS	106	(149)
Transfers from loans to foreclosed assets	1,237	2,697
Changes in consolidations of variable interest entities:
Trading assets	-	155
Securities available for sale	9	(7,590)
Loans	(210)	25,657
Other assets	-	193
Short-term borrowings	-	5,127
Long-term debt	(204)	13,134
Accrued expenses and other liabilities	-	(32)
Decrease in noncontrolling interests due to deconsolidation of subsidiaries	-	239

SUBSEQUENT EVENTS We have evaluated the effects of subsequent events that have occurred subsequent to period end March 31, 2011, and there have been no material events that would require recognition in our first quarter 2011 consolidated financial statements or disclosure in the Notes to the financial statements.

Note 2: Business Combinations
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional consideration related to acquisitions, which is considered to be a guarantee, see Note 10.
     We did not complete any acquisitions in first quarter 2011. At March 31, 2011, we had one pending business combination with total assets of approximately $5 million. We expect to complete this transaction in 2011.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Mar. 31,	Dec. 31,

(in millions)	2011	2010

Federal funds sold and securities purchased under resale agreements	$20,868	24,880
Interest-earning deposits	70,058	53,433
Other short-term investments	2,115	2,324

Total	$93,041	80,637

We receive collateral from other entities under resale agreements and securities borrowings. For additional information, see Note 10.

Note 4: Securities Available for Sale
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative OCI. There were no securities classified as held to maturity as of the periods presented.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

March 31, 2011

Securities of U.S. Treasury and federal agencies	$1,483	43	(19)	1,507
Securities of U.S. states and political subdivisions	21,374	616	(831)	21,159
Mortgage-backed securities:
Federal agencies	72,475	3,207	(130)	75,552
Residential	17,119	2,188	(359)	18,948
Commercial	12,823	1,343	(386)	13,780

Total mortgage-backed securities	102,417	6,738	(875)	108,280

Corporate debt securities	9,506	1,412	(90)	10,828
Collateralized debt obligations (1)	5,322	478	(184)	5,616
Other (2)	15,045	642	(179)	15,508

Total debt securities	155,147	9,929	(2,178)	162,898

Marketable equity securities:
Perpetual preferred securities	3,290	287	(66)	3,511
Other marketable equity securities	593	905	(1)	1,497

Total marketable equity securities	3,883	1,192	(67)	5,008

Total	$159,030	11,121	(2,245)	167,906

December 31, 2010

Securities of U.S. Treasury and federal agencies	$1,570	49	(15)	1,604
Securities of U.S. states and political subdivisions	18,923	568	(837)	18,654
Mortgage-backed securities:
Federal agencies	78,578	3,555	(96)	82,037
Residential	18,294	2,398	(489)	20,203
Commercial	12,990	1,199	(635)	13,554

Total mortgage-backed securities	109,862	7,152	(1,220)	115,794

Corporate debt securities	9,015	1,301	(37)	10,279
Collateralized debt obligations (1)	4,638	369	(229)	4,778
Other (2)	16,063	576	(283)	16,356

Total debt securities	160,071	10,015	(2,621)	167,465

Marketable equity securities:
Perpetual preferred securities	3,671	250	(89)	3,832
Other marketable equity securities	587	771	(1)	1,357

Total marketable equity securities	4,258	1,021	(90)	5,189

Total	$164,329	11,036	(2,711)	172,654

(1)	Includes collateralized loan obligations with a cost basis and fair value of $4.7 billion and $5.0 billion, respectively, at March 31, 2011, and $4.0 billion and $4.2 billion, respectively, at December 31, 2010.

(2)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $4.4 billion and $4.4 billion, respectively, at March 31, 2011, and $6.2 billion and $6.4 billion, respectively, at December 31, 2010. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $900 million and $1.1 billion, respectively, at March 31, 2011, and $927 million and $1.1 billion, respectively, at December 31, 2010. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.

Note 4: Securities Available for Sale (continued)
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

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

March 31, 2011

Securities of U.S. Treasury and federal agencies	$(19)	583	-	-	(19)	583
Securities of U.S. states and political subdivisions	(319)	6,358	(512)	3,002	(831)	9,360
Mortgage-backed securities:
Federal agencies	(121)	15,690	(9)	701	(130)	16,391
Residential	(32)	1,068	(327)	3,870	(359)	4,938
Commercial	(15)	607	(371)	4,021	(386)	4,628

Total mortgage-backed securities	(168)	17,365	(707)	8,592	(875)	25,957

Corporate debt securities	(7)	459	(83)	193	(90)	652
Collateralized debt obligations	(15)	844	(169)	473	(184)	1,317
Other	(13)	933	(166)	782	(179)	1,715

Total debt securities	(541)	26,542	(1,637)	13,042	(2,178)	39,584

Marketable equity securities:
Perpetual preferred securities	(9)	490	(57)	672	(66)	1,162
Other marketable equity securities	-	-	(1)	5	(1)	5

Total marketable equity securities	(9)	490	(58)	677	(67)	1,167

Total	$(550)	27,032	(1,695)	13,719	(2,245)	40,751

December 31, 2010

Securities of U.S. Treasury and federal agencies	$(15)	544	-	-	(15)	544
Securities of U.S. states and political subdivisions	(322)	6,242	(515)	2,720	(837)	8,962
Mortgage-backed securities:
Federal agencies	(95)	8,103	(1)	60	(96)	8,163
Residential	(35)	1,023	(454)	4,440	(489)	5,463
Commercial	(9)	441	(626)	5,141	(635)	5,582

Total mortgage-backed securities	(139)	9,567	(1,081)	9,641	(1,220)	19,208

Corporate debt securities	(10)	477	(27)	157	(37)	634
Collateralized debt obligations	(13)	679	(216)	456	(229)	1,135
Other	(13)	1,985	(270)	757	(283)	2,742

Total debt securities	(512)	19,494	(2,109)	13,731	(2,621)	33,225

Marketable equity securities:
Perpetual preferred securities	(41)	962	(48)	467	(89)	1,429
Other marketable equity securities	-	-	(1)	7	(1)	7

Total marketable equity securities	(41)	962	(49)	474	(90)	1,436

Total	$(553)	20,456	(2,158)	14,205	(2,711)	34,661

We do not have the intent to sell any securities included in the previous table. For debt securities included in the table, we have concluded it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. We have assessed each security for credit impairment. For debt securities, we evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities amortized cost basis. For equity securities, we consider numerous factors in determining whether impairment exists, including our intent and ability to hold the securities for a period of time sufficient to recover the cost basis of the securities.
     For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 5 in our 2010 Form 10-K. There have been no material changes to our methodologies for assessing impairment in first quarter 2011.
SECURITIES OF U.S. TREASURY AND FEDERAL AGENCIES AND FEDERAL AGENCY MORTGAGE-BACKED SECURITIES (MBS) The unrealized losses associated with U.S. Treasury and federal agency securities and federal agency MBS are primarily driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government.
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
RESIDENTIAL AND COMMERCIAL MORTGAGE-BACKED SECURITIES (MBS) The unrealized losses associated with private residential MBS and commercial MBS are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. We estimate losses to a security by forecasting the underlying mortgage loans in each transaction. We use forecasted loan performance to project cash flows to the various tranches in the structure. We also consider cash flow forecasts and, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
CORPORATE DEBT SECURITIES The unrealized losses associated with corporate debt securities are primarily related to securities backed by commercial loans and individual issuer companies. For securities with commercial loans as the underlying collateral, we have evaluated the expected credit losses in the security and concluded that we have sufficient credit enhancement when compared with our estimate of credit losses for the individual security. For individual issuers, we evaluate the financial performance of the issuer on a quarterly basis to determine that the issuer can make all contractual principal and interest payments. Based upon this assessment, we expect to recover the entire amortized cost basis of these securities.
COLLATERALIZED DEBT OBLIGATIONS (CDOs) The unrealized losses associated with CDOs relate to securities primarily backed by commercial, residential or other consumer collateral. The losses are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. We also consider cash flow forecasts and, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
OTHER DEBT SECURITIES The unrealized losses associated with other debt securities primarily relate to other asset-backed securities, which are primarily backed by home equity and student loans. The losses are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
MARKETABLE EQUITY SECURITIES Our marketable equity securities include investments in perpetual preferred securities, which provide very attractive tax-equivalent yields. We evaluated these hybrid financial instruments with investment-grade ratings for impairment using an evaluation methodology similar to that used for debt securities. Perpetual preferred securities are not considered to be other-than-temporarily impaired if there is no evidence of credit deterioration or investment rating downgrades of any issuers to below investment grade, and we expect to continue to receive full contractual payments. We will continue to evaluate the prospects for these securities for recovery in their market value in accordance with our policy for estimating OTTI. We have recorded impairment write-downs on perpetual preferred securities where there was evidence of credit deterioration.

Note 4: Securities Available for Sale (continued)

      The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the residential and commercial MBS or other securities deteriorate and our credit enhancement levels do not provide sufficient protection to our contractual principal and interest. As a result, there is a risk that significant OTTI may occur in the future.
      The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $201 million and $1.9 billion, respectively, at March 31, 2011, and $83 million and $1.3 billion, respectively, at December 31, 2010. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade

	Gross		Gross

	unrealized	Fair	unrealized	Fair

(in millions)	losses	value	losses	value

March 31, 2011

Securities of U.S. Treasury and federal agencies	$(19)	583	-	-
Securities of U.S. states and political subdivisions	(733)	8,911	(98)	449
Mortgage-backed securities:
Federal agencies	(130)	16,391	-	-
Residential	(21)	714	(338)	4,224
Commercial	(200)	3,725	(186)	903

Total mortgage-backed securities	(351)	20,830	(524)	5,127

Corporate debt securities	(13)	339	(77)	313
Collateralized debt obligations	(42)	954	(142)	363
Other	(158)	1,477	(21)	238

Total debt securities	(1,316)	33,094	(862)	6,490
Perpetual preferred securities	(63)	1,052	(3)	110

Total	$(1,379)	34,146	(865)	6,600

December 31, 2010

Securities of U.S. Treasury and federal agencies	$(15)	544	-	-
Securities of U.S. states and political subdivisions	(722)	8,423	(115)	539
Mortgage-backed securities:
Federal agencies	(96)	8,163	-	-
Residential	(23)	888	(466)	4,575
Commercial	(299)	4,679	(336)	903

Total mortgage-backed securities	(418)	13,730	(802)	5,478

Corporate debt securities	(22)	330	(15)	304
Collateralized debt obligations	(42)	613	(187)	522
Other	(180)	2,510	(103)	232

Total debt securities	(1,399)	26,150	(1,222)	7,075
Perpetual preferred securities	(81)	1,327	(8)	102

Total	$(1,480)	27,477	(1,230)	7,177

Contractual Maturities
The following table shows the remaining contractual maturities and contractual yields of debt securities available for sale. The remaining contractual principal maturities for MBS do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

			Remaining contractual maturity

		Weighted-			After one year		After five years

	Total	average	Within one year		through five years		through ten years		After ten years

(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

March 31, 2011

Securities of U.S. Treasury and federal agencies	$1,507	3.05%	$8	4.99%	$583	2.86%	$816	3.04%	$100	4.04%
Securities of U.S. states and political subdivisions	21,159	5.66	339	3.12	4,565	3.07	1,935	5.85	14,320	6.52
Mortgage-backed securities:
Federal agencies	75,552	5.06	5	6.57	34	6.09	529	5.06	74,984	5.06
Residential	18,948	5.02	-	-	-	-	660	2.04	18,288	5.13
Commercial	13,780	5.39	-	-	1	1.03	205	5.04	13,574	5.40

Total mortgage-backed securities	108,280	5.09	5	6.57	35	5.97	1,394	3.63	106,846	5.11

Corporate debt securities	10,828	5.76	416	6.36	5,041	5.16	3,939	6.57	1,432	5.46
Collateralized debt obligations	5,616	0.84	-	-	579	0.91	3,155	0.80	1,882	0.90
Other	15,508	2.17	1,609	1.66	7,557	2.41	3,393	2.44	2,949	1.55

Total debt securities at fair value	$162,898	4.77%	$2,377	2.71%	$18,360	3.30%	$14,632	3.79%	$127,529	5.13%

December 31, 2010

Securities of U.S. Treasury and federal agencies	$1,604	2.54%	$9	5.07%	$641	1.72%	$852	2.94%	$102	4.15%
Securities of U.S. states and political subdivisions	18,654	5.99	322	3.83	3,210	3.57	1,884	6.13	13,238	6.60
Mortgage-backed securities:
Federal agencies	82,037	5.01	5	6.63	28	6.58	420	5.23	81,584	5.00
Residential	20,203	4.98	-	-	-	-	341	3.20	19,862	5.01
Commercial	13,554	5.39	-	-	1	1.38	215	5.28	13,338	5.39

Total mortgage-backed securities	115,794	5.05	5	6.63	29	6.38	976	4.53	114,784	5.05

Corporate debt securities	10,279	5.94	545	7.82	3,853	6.01	4,817	5.62	1,064	6.21
Collateralized debt obligations	4,778	0.80	-	-	545	0.88	2,581	0.72	1,652	0.90
Other	16,356	2.53	1,588	2.89	7,887	3.00	4,367	2.01	2,514	1.72

Total debt securities at fair value	$167,465	4.81%	$2,469	4.12%	$16,165	3.72%	$15,477	3.63%	$133,354	5.10%

Note 4: Securities Available for Sale (continued)

Realized Gains and Losses
The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the securities available-for-sale portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity securities (see Note 6 – Other Assets).

	Quarter ended March 31,

(in millions)	2011	2010

Gross realized gains	$70	184
Gross realized losses	(42)	(15)
OTTI write-downs	(80)	(106)

Net realized gains (losses) from securities available for sale	(52)	63

Net realized gains from principal and private equity investments	239	8

Net realized gains from debt securities and equity investments	$187	71

Other-Than-Temporary Impairment
The following table shows the detail of total OTTI write-downs included in earnings for debt securities and marketable and nonmarketable equity securities.

	Quarter ended March 31,

(in millions)	2011	2010

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$-	5
Mortgage-backed securities:
Residential	62	39
Commercial	14	13
Corporate debt securities	-	1
Collateralized debt obligations	-	6
Other debt securities	4	28

Total debt securities	80	92

Equity securities:
Marketable equity securities:
Perpetual preferred securities	-	14

Total marketable equity securities	-	14

Total securities available for sale	80	106

Nonmarketable equity securities	41	91

Total OTTI write-downs included in earnings	$121	197

Other-Than-Temporarily Impaired Debt Securities
The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the related changes in OCI for the same securities.

	Quarter ended March 31,

(in millions)	2011	2010

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$79	89
Intent-to-sell OTTI	1	3

Total recorded as part of gross realized losses	80	92

Recorded directly to OCI for non-credit-related impairment:
U.S. states and political subdivisions	-	(4)
Residential mortgage-backed securities	(104)	26
Commercial mortgage-backed securities	(53)	(2)
Collateralized debt obligations	-	59
Other debt securities	1	(17)

Total recorded directly to OCI for increase (decrease) in noncredit related impairment (1)	(156)	62

Total OTTI losses (gains) recorded on debt securities	$(76)	154

(1)	Represents amounts recorded to OCI on debt securities in periods OTTI write-downs have occurred. Changes in fair value in subsequent periods on such securities, to the extent additional credit-related OTTI did not occur, are not reflected in this total. For the quarter ended March 31, 2011, the non-credit-related impairment recorded to OCI was a $156 million reduction in total OTTI because the fair value of the security increased due to factors other than credit. This fair value increase (net of the $79 million decrease related to credit) was not sufficient to recover the full amount of the unrealized loss on such securities and therefore required recognition of OTTI.

Note 4: Securities Available for Sale (continued)
The following table presents a rollforward of the credit loss component recognized in earnings for debt securities we still own (referred to as “credit-impaired” debt securities). The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down.
      Changes in the credit loss component of credit-impaired debt securities that we do not intend to sell were:

	Quarter ended March 31,

(in millions)	2011	2010

Credit loss component, beginning of period	$1,043	1,187
Additions:
Initial credit impairments	11	20
Subsequent credit impairments	68	69

Total additions	79	89

Reductions:
For securities sold	(23)	(25)
For securities derecognized resulting from adoption of consolidation accounting guidance	-	(242)
For recoveries of previous credit impairments (1)	(12)	(7)

Total reductions	(35)	(274)

Credit loss component, end of period	$1,087	1,002

(1)	Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

For asset-backed securities (e.g., residential MBS), we estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets
(NPAs), future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. Total credit impairment losses on residential MBS that we do not intend to sell are shown in the table below. The table also presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for residential MBS.

	Quarter ended March 31,

($ in millions)	2011	2010

Credit impairment losses on residential MBS
Investment grade	$5	-
Non-investment grade	57	39

Total credit impairment losses on residential MBS	$62	39

Significant inputs (non-agency – non-investment grade MBS)
Expected remaining life of loan losses (1):
Range (2)	2-26%	2-36
Credit impairment distribution (3):
0 - 10% range	57	53
10 - 20% range	25	20
20 - 30% range	18	22
Greater than 30%	-	5
Weighted average (4)	9	10
Current subordination levels (5):
Range (2)	0-11	0-22
Weighted average (4)	5	7
Prepayment speed (annual CPR (6)):
Range (2)	5-15	3-13
Weighted average (4)	10	8

(1)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.
(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(3)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example 57% of credit impairment losses recognized in earnings for the quarter ended March 31, 2011, had expected remaining life of loan loss assumptions of 0 to 10%.
(4)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(5)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(6)	Constant prepayment rate.

Note 5: Loans and Allowance for Credit Losses
The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances are presented net of unearned income, net deferred loan fees, and unamortized discounts and premiums totaling a net reduction of $10.8 billion and $11.3 billion at March 31, 2011 and
December 31, 2010, respectively. Outstanding balances also include PCI loans net of any remaining purchase accounting adjustments. Information about PCI loans is presented separately in the “Purchased Credit-Impaired Loans” section of this Note.

	Mar. 31,	Dec. 31,

(in millions)	2011	2010

Commercial:
Commercial and industrial	$150,857	151,284
Real estate mortgage	101,084	99,435
Real estate construction	22,868	25,333
Lease financing	12,937	13,094
Foreign (1)	35,476	32,912

Total commercial	323,222	322,058

Consumer:
Real estate 1-4 family first mortgage	226,509	230,235
Real estate 1-4 family junior lien mortgage	93,041	96,149
Credit card	20,996	22,260
Other revolving credit and installment	87,387	86,565

Total consumer	427,933	435,209

Total loans	$751,155	757,267

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.
     The following table summarizes the proceeds paid or received for purchases and sales of loans, respectively. It also includes transfers from (to) mortgages/loans held for sale at lower of cost or market. The table excludes PCI loans and loans recorded at fair value, including loans originated for sale. This activity primarily includes purchases or sales of commercial loan participation interests, whereby we receive or transfer a portion of a loan after origination.

	Quarter ended March 31,

	2011			2010

(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Purchases	$644	-	644	543	24	567
Sales	(1,571)	(1)	(1,572)	(1,068)	-	(1,068)
Transfers from/(to) MHFS/LHFS	106	25	131	(15)	(88)	(103)

Allowance for Credit Losses (ACL)
The ACL is management’s estimate of credit losses inherent in the loan portfolio, including unfunded credit commitments, at the balance sheet date. We have an established process to determine the adequacy of the allowance for credit losses that assesses the losses inherent in our portfolio and related unfunded credit commitments. While we attribute portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio and unfunded credit commitments.
      Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, losses are estimated collectively for groups of loans with similar characteristics, individually for impaired loans or, for PCI loans, based on the changes in cash flows expected to be collected.
      Our allowance levels are influenced by loan volumes, loan grade migration or delinquency status, historic loss experience influencing loss factors, and other conditions influencing loss expectations, such as economic conditions.
COMMERCIAL PORTFOLIO SEGMENT ACL METHODOLOGY Generally, commercial loans are assessed for estimated losses by grading each loan using various risk factors as identified through periodic reviews. We apply historic grade-specific loss factors to the aggregation of each funded grade pool. These historic loss factors are also used to estimate losses for unfunded credit commitments. In the development of our statistically derived loan grade loss factors, we observe historical losses over a relevant period for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of long-term average loss experience compared to previously forecasted losses, external loss data or other risks identified from current economic conditions and credit quality trends.
      The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a TDR, whether on accrual or nonaccrual status.
CONSUMER PORTFOLIO SEGMENT ACL METHODOLOGY For consumer loans, not identified as a TDR, we determine the allowance on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics, such as residential real estate mortgages and credit cards. As appropriate, to achieve greater accuracy, we may further stratify selected portfolios by sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. We use assumptions for these pools in our forecast models, such as historic delinquency and default, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.
      We separately estimate impairment for consumer loans that have been modified in a TDR, whether on accrual or nonaccrual status.
OTHER ACL MATTERS Commercial and consumer PCI loans may require an allowance subsequent to their acquisition. This allowance requirement is due to probable decreases in expected principal and interest cash flows (other than due to decreases in interest rate indices and changes in prepayment assumptions).
      The allowance for credit losses for both portfolio segments includes an amount for imprecision or uncertainty that may change from period to period. This amount represents management’s judgment of risks inherent in the processes and assumptions used in establishing the allowance. This imprecision considers economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends.

Note 5: Loans and Allowance for Credit Losses (continued)
      The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31,

(in millions)	2011	2010

Balance, beginning of period	$23,463	25,031
Provision for credit losses	2,210	5,330
Interest income on certain impaired loans (1)	(83)	(74)
Loan charge-offs:
Commercial:
Commercial and industrial	(468)	(767)
Real estate mortgage	(179)	(281)
Real estate construction	(119)	(405)
Lease financing	(13)	(34)
Foreign	(39)	(47)

Total commercial	(818)	(1,534)

Consumer:
Real estate 1-4 family first mortgage	(1,015)	(1,397)
Real estate 1-4 family junior lien mortgage	(1,046)	(1,496)
Credit card	(448)	(696)
Other revolving credit and installment	(500)	(750)

Total consumer	(3,009)	(4,339)

Total loan charge-offs	(3,827)	(5,873)

Loan recoveries:
Commercial:
Commercial and industrial	114	117
Real estate mortgage	27	10
Real estate construction	36	11
Lease financing	7	5
Foreign	11	11

Total commercial	195	154

Consumer:
Real estate 1-4 family first mortgage	111	86
Real estate 1-4 family junior lien mortgage	52	47
Credit card	66	53
Other revolving credit and installment	193	203

Total consumer	422	389

Total loan recoveries	617	543

Net loan charge-offs (2)	(3,210)	(5,330)

Allowances related to business combinations/other (3)	3	699

Balance, end of period	$22,383	25,656

Components:
Allowance for loan losses	$21,983	25,123
Allowance for unfunded credit commitments	400	533

Allowance for credit losses (4)	$22,383	25,656

Net loan charge-offs (annualized) as a percentage of average total loans (2)	1.73%	2.71
Allowance for loan losses as a percentage of total loans (4)	2.93	3.22
Allowance for credit losses as a percentage of total loans (4)	2.98	3.28

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.
(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.
(3)	Includes $693 million for the quarter ended March 31, 2010, related to the adoption of consolidation accounting guidance on January 1, 2010.
(4)	The allowance for credit losses includes $257 million and $247 million at March 31, 2011 and 2010, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Quarter ended March 31,

	2011			2010

(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Balance, beginning of period	$8,169	15,294	23,463	8,141	16,890	25,031
Provision for credit losses	472	1,738	2,210	2,104	3,226	5,330
Interest income on certain impaired loans	(45)	(38)	(83)	(41)	(33)	(74)

Loan charge-offs	(818)	(3,009)	(3,827)	(1,534)	(4,339)	(5,873)
Loan recoveries	195	422	617	154	389	543

Net loan charge-offs	(623)	(2,587)	(3,210)	(1,380)	(3,950)	(5,330)

Allowance related to business combinations/other	-	3	3	9	690	699

Balance, end of period	$7,973	14,410	22,383	8,833	16,823	25,656

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans

(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

March 31, 2011

Collectively evaluated (1)	$5,222	10,480	15,702	304,630	380,509	685,139
Individually evaluated (2)	2,517	3,907	6,424	11,085	14,944	26,029
PCI (3)	234	23	257	7,507	32,480	39,987

Total	$7,973	14,410	22,383	323,222	427,933	751,155

December 31, 2010

Collectively evaluated (1)	$5,424	11,539	16,963	302,392	387,707	690,099
Individually evaluated (2)	2,479	3,723	6,202	11,731	14,007	25,738
PCI (3)	266	32	298	7,935	33,495	41,430

Total	$8,169	15,294	23,463	322,058	435,209	757,267

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Note 5:  Loans and Allowance for Credit Losses (continued)

Credit Quality
We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.
      The majority of credit quality indicators are based on March 31, 2011, information, with the exception of updated FICO and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than December 31, 2010.
COMMERCIAL CREDIT QUALITY INDICATORS In addition to monitoring commercial loan concentration risk, we manage a consistent process for assessing commercial loan credit quality. Commercial loans are subject to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to Pass and Criticized categories. The Criticized category includes Special Mention, Substandard, and Doubtful categories which are defined by banking regulatory agencies.
     The table below provides a breakdown of outstanding commercial loans by risk category. Both the CRE mortgage and construction criticized totals are relatively high as a result of the current conditions in the real estate market. Of the $35.0 billion in criticized CRE loans, $7.5 billion has been placed on nonaccrual status and written down to net realizable value. Loans in both populations have a high level of surveillance and monitoring in place to manage these assets and mitigate any loss exposure.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

March 31, 2011

By risk category:
Pass	$127,340	72,940	10,586	12,341	32,834	256,041
Criticized	22,909	25,180	9,835	596	1,154	59,674

Total commercial loans (excluding PCI)	150,249	98,120	20,421	12,937	33,988	315,715
Total commercial PCI loans (carrying value)	608	2,964	2,447	-	1,488	7,507

Total commercial loans	$150,857	101,084	22,868	12,937	35,476	323,222

December 31, 2010

By risk category:
Pass	$126,058	70,597	11,256	12,411	30,341	250,663
Criticized	24,508	25,983	11,128	683	1,158	63,460

Total commercial loans (excluding PCI)	150,566	96,580	22,384	13,094	31,499	314,123
Total commercial PCI loans (carrying value)	718	2,855	2,949	-	1,413	7,935

Total commercial loans	$151,284	99,435	25,333	13,094	32,912	322,058

      In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

March 31, 2011

By delinquency status:

Current-29 DPD	$146,268	91,667	17,473	12,772	33,779	301,959
30-89 DPD	990	1,037	553	70	107	2,757
90+ DPD and still accruing	338	177	156	-	16	687
Nonaccrual loans	2,653	5,239	2,239	95	86	10,312

Total commercial loans (excluding PCI)	150,249	98,120	20,421	12,937	33,988	315,715
Total commercial PCI loans (carrying value)	608	2,964	2,447	-	1,488	7,507

Total commercial loans	$150,857	101,084	22,868	12,937	35,476	323,222

December 31, 2010

By delinquency status:
Current-29 DPD	$146,135	90,233	19,005	12,927	31,350	299,650
30-89 DPD	910	1,016	510	59	-	2,495
90+ DPD and still accruing	308	104	193	-	22	627
Nonaccrual loans	3,213	5,227	2,676	108	127	11,351

Total commercial loans (excluding PCI)	150,566	96,580	22,384	13,094	31,499	314,123
Total commercial PCI loans (carrying value)	718	2,855	2,949	-	1,413	7,935

Total commercial loans	$151,284	99,435	25,333	13,094	32,912	322,058

CONSUMER CREDIT QUALITY INDICATORS We have various classes of consumer loans that present respective unique risks. Loan delinquency, FICO credit scores and LTV for loan types are common credit quality indicators that we monitor and utilize in our evaluation of the adequacy of the allowance for credit losses for the consumer portfolio segment.
      The majority of our loss estimation techniques used for the allowance for credit losses rely on delinquency matrix models or delinquency roll rate models. Therefore, delinquency is an important indicator of credit quality and the establishment of our allowance for credit losses.

Note 5:  Loans and Allowance for Credit Losses (continued)
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

	Real estate	Real estate		Other
	1-4 family	1-4 family		revolving
	first	junior lien	Credit	credit and
(in millions)	mortgage	mortgage	card	installment	Total

March 31, 2011

By delinquency status:
Current	$156,523	86,950	19,623	62,579	325,675
1-29 DPD	5,723	2,811	578	6,687	15,799
30-59 DPD	4,080	817	215	836	5,948
60-89 DPD	1,831	508	167	258	2,764
90-119 DPD	1,272	415	148	127	1,962
120-179 DPD	1,934	695	264	51	2,944
180+ DPD	7,053	606	1	9	7,669
Government insured/guaranteed loans (1)	15,852	-	-	16,840	32,692

Total consumer loans (excluding PCI)	194,268	92,802	20,996	87,387	395,453
Total consumer PCI loans (carrying value)	32,241	239	-	-	32,480

Total consumer loans	$226,509	93,041	20,996	87,387	427,933

December 31, 2010 (2)

By delinquency status:
Current	$158,961	89,408	20,546	59,295	328,210
1-29 DPD	5,597	3,104	730	7,834	17,265
30-59 DPD	4,516	917	262	1,261	6,956
60-89 DPD	2,173	608	207	376	3,364
90-119 DPD	1,399	476	190	171	2,236
120-179 DPD	2,080	764	324	58	3,226
180+ DPD	6,750	622	1	117	7,490
Government insured/guaranteed loans (1)	15,514	-	-	17,453	32,967

Total consumer loans (excluding PCI)	196,990	95,899	22,260	86,565	401,714
Total consumer PCI loans (carrying value)	33,245	250	-	-	33,495

Total consumer loans	$230,235	96,149	22,260	86,565	435,209

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP.

(2)	Amounts at December 31, 2010, have been revised to conform to the current presentation.

      Of the $12.6 billion of loans that are 90 days or more past due at March 31, 2011, $1.7 billion was accruing, compared with $13.0 billion and $20.0 billion, respectively, at December 31, 2010.
      Real estate 1-4 family first mortgage loans 180 days or more past due totaled $7.1 billion, or 3.6% of total first mortgages (excluding PCI), up slightly from 3.4% at December 31, 2010. The aging of the delinquent real estate 1-4 family first mortgage loans is a result of the prolonged foreclosure process and our effort to help customers stay in their homes through various loan modification programs, as loans continue to age until these processes are complete.
      The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $5.2 billion at March 31, 2011, and $4.1 billion at December 31, 2010. The majority of our portfolio is underwritten with a FICO score of 680 and above.

	Real estate	Real estate		Other
	1-4 family	1-4 family		revolving
	first	junior lien	Credit	credit and
(in millions)	mortgage	mortgage	card	installment	Total

March 31, 2011

By updated FICO:
< 600	$25,024	7,915	2,643	10,453	46,035
600-639	11,148	4,186	1,743	5,893	22,970
640-679	15,940	7,530	3,159	8,427	35,056
680-719	24,942	13,587	4,350	9,597	52,476
720-759	29,162	19,614	4,250	8,845	61,871
760-799	47,466	25,854	2,966	9,106	85,392
800+	19,252	9,467	1,625	4,622	34,966
No FICO available	5,482	4,649	260	8,444	18,835
FICO not required	-	-	-	5,160	5,160
Government insured/guaranteed loans (1)	15,852	-	-	16,840	32,692

Total consumer loans (excluding PCI)	194,268	92,802	20,996	87,387	395,453
Total consumer PCI loans (carrying value)	32,241	239	-	-	32,480

Total consumer loans	$226,509	93,041	20,996	87,387	427,933

December 31, 2010 (2)

By updated FICO:
< 600	$26,013	9,126	2,872	10,806	48,817
600-639	11,105	4,457	1,826	5,965	23,353
640-679	16,202	7,678	3,305	8,344	35,529
680-719	25,549	13,759	4,522	9,480	53,310
720-759	29,443	20,334	4,441	8,808	63,026
760-799	47,250	27,222	3,215	9,357	87,044
800+	19,719	10,607	1,794	4,692	36,812
No FICO available	6,195	2,716	285	7,528	16,724
FICO not required	-	-	-	4,132	4,132
Government insured/guaranteed loans (1)	15,514	-	-	17,453	32,967

Total consumer loans (excluding PCI)	196,990	95,899	22,260	86,565	401,714
Total consumer PCI loans (carrying value)	33,245	250	-	-	33,495

Total consumer loans	$230,235	96,149	22,260	86,565	435,209

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP.

(2)	Amounts at December 31, 2010, have been revised to conform to the current presentation.

LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. CLTV refers to the combination of first mortgage and junior lien mortgage ratios. LTVs and CLTVs are updated quarterly using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties as the AVM values have proven less accurate for these properties.
      The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. In recent years, the residential real estate markets have experienced significant declines in property values and several markets, particularly California and Florida have experienced declines that turned out to be more significant than the national decline. These trends are considered in the way that we monitor credit risk and establish our allowance for credit losses. LTV does not necessarily reflect the likelihood of performance of a given loan, but does provide an indication of collateral value. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

Note 5:  Loans and Allowance for Credit Losses (continued)

	March 31, 2011			December 31, 2010 (3)
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total

By LTV/CLTV:
0-60%	$46,886	13,286	60,172	47,808	14,814	62,622
60.01-80%	42,682	16,692	59,374	42,542	17,744	60,286
80.01-100%	40,168	22,354	62,522	39,497	24,255	63,752
100.01-120% (1)	23,416	17,870	41,286	24,147	17,887	42,034
> 120% (1)	21,299	19,716	41,015	24,243	18,628	42,871
No LTV/CLTV available	3,965	2,884	6,849	3,239	2,571	5,810
Government insured/guaranteed loans (2)	15,852	-	15,852	15,514	-	15,514

Total consumer loans (excluding PCI)	194,268	92,802	287,070	196,990	95,899	292,889
Total consumer PCI loans (carrying value)	32,241	239	32,480	33,245	250	33,495

Total consumer loans	$226,509	93,041	319,550	230,235	96,149	326,384

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

(3)	Amounts at December 31, 2010, have been revised to conform to the current presentation.
NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	Mar. 31,	Dec. 31,
(in millions)	2011	2010

Commercial:
Commercial and industrial	$2,653	3,213
Real estate mortgage	5,239	5,227
Real estate construction	2,239	2,676
Lease financing	95	108
Foreign	86	127

Total commercial (1)	10,312	11,351

Consumer:
Real estate 1-4 family first mortgage (2)	12,143	12,289
Real estate 1-4 family junior lien mortgage	2,235	2,302
Other revolving credit and installment	275	300

Total consumer	14,653	14,891

Total nonaccrual loans (excluding PCI)	$24,965	26,242

(1)	Includes LHFS of $17 million and $3 million at March 31, 2011 and December 31, 2010, respectively.

(2)	Includes MHFS of $430 million and $426 million at March 31, 2011 and December 31, 2010, respectively.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $10.8 billion at March 31, 2011, and $11.6 billion at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
      The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	Mar. 31,	Dec. 31,

(in millions)	2011	2010

Total (excluding PCI):	$17,901	18,488
Less: FHA insured/guaranteed by the VA (1)	14,353	14,733
Less: Student loans guaranteed under the FFELP (2)	1,120	1,106

Total, not government insured/guaranteed	$2,428	2,649

By segment and class, not insured/guaranteed:
Commercial:
Commercial and industrial	$338	308
Real estate mortgage	177	104
Real estate construction	156	193
Foreign	16	22

Total commercial	687	627

Consumer:
Real estate 1-4 family first mortgage (3)	858	941
Real estate 1-4 family junior lien mortgage (3)	325	366
Credit card	413	516
Other revolving credit and installment	145	199

Total consumer	1,741	2,022

Total, not government insured/guaranteed	$2,428	2,649

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

(2)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

(3)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

Note 5:  Loans and Allowance for Credit Losses (continued)

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status.
These impaired loans may have estimated impairment which is included in the allowance for credit losses. Impaired loans exclude PCI loans.

		Recorded investment

			Impaired loans
	Unpaid		with related	Related
	principal	Impaired	allowance for	allowance for
(in millions)	balance	loans	credit losses	credit losses

March 31, 2011

Commercial:
Commercial and industrial	$7,501	2,901	2,901	548
Real estate mortgage	7,374	5,566	5,239	1,357
Real estate construction	4,078	2,495	2,495	573
Lease financing	139	97	90	32
Foreign	175	26	22	7

Total commercial	19,267	11,085	10,747	2,517

Consumer:
Real estate 1-4 family first mortgage	13,706	12,261	12,261	2,875
Real estate 1-4 family junior lien mortgage	1,949	1,824	1,824	621
Credit card	602	602	602	356
Other revolving credit and installment	259	257	257	55

Total consumer	16,516	14,944	14,944	3,907

Total impaired loans (excluding PCI)	$35,783	26,029	25,691	6,424

December 31, 2010

Commercial:
Commercial and industrial	$8,190	3,600	3,276	607
Real estate mortgage	7,439	5,239	5,163	1,282
Real estate construction	4,676	2,786	2,786	548
Lease financing	149	91	91	34
Foreign	215	15	15	8

Total commercial	20,669	11,731	11,331	2,479

Consumer:
Real estate 1-4 family first mortgage	12,834	11,603	11,603	2,754
Real estate 1-4 family junior lien mortgage	1,759	1,626	1,626	578
Credit card	548	548	548	333
Other revolving credit and installment	231	230	230	58

Total consumer	15,372	14,007	14,007	3,723

Total impaired loans (excluding PCI)	$36,041	25,738	25,338	6,202

      Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $1.7 billion and $1.2 billion at March 31, 2011 and December 31, 2010, respectively. These commitments primarily relate to CRE loans, which, at the time of modification, had an amount of availability to the borrower that continues under the modified terms of the TDR and totaled $1.3 billion and $861 million at March 31, 2011 and December 31, 2010, respectively.
      The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Quarter ended March 31,

	2011		2010

	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(in millions)	investment	income	investment	income

Commercial:
Commercial and industrial	$3,105	24	3,277	29
Real estate mortgage	5,522	13	2,040	8
Real estate construction	2,681	14	2,556	4
Lease financing	106	-	73	-
Foreign	40	-	78	-

Total commercial	11,454	51	8,024	41

Consumer:
Real estate 1-4 family first mortgage	11,901	151	7,491	104
Real estate 1-4 family junior lien mortgage	1,763	14	1,404	13
Credit card	581	6	105	1
Other revolving credit and installment	243	9	47	-

Total consumer	14,488	180	9,047	118

Total impaired loans (excluding PCI)	$25,942	231	17,071	159

Interest income:

Cash basis of accounting		$38		47
Other (1)		193		112

Total interest income		$231		159

(1)	Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

Note 5:  Loans and Allowance for Credit Losses (continued)

Purchased Credit-Impaired Loans
Certain loans acquired in the Wachovia acquisition are accounted for as PCI loans. The following table presents PCI loans net of any remaining purchase accounting adjustments.

	Mar. 31,	Dec. 31,

(in millions)	2011	2010

Commercial:
Commercial and industrial	$608	718
Real estate mortgage	2,964	2,855
Real estate construction	2,447	2,949
Foreign	1,488	1,413

Total commercial	7,507	7,935

Consumer:
Real estate 1-4 family first mortgage	32,241	33,245
Real estate 1-4 family junior lien mortgage	239	250
Other revolving credit and installment	-	-

Total consumer	32,480	33,495

Total PCI loans (carrying value)	$39,987	41,430

Total PCI loans (unpaid principal balance)	$61,341	64,331

ACCRETABLE YIELD The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan, or pools of loans. The accretable yield is affected by:
•	Changes in interest rate indices for variable rate PCI loans – Expected future cash flows are based on the variable rates in effect at the time of the regular evaluations of cash flows expected to be collected;

•	Changes in prepayment assumptions – Prepayments affect the estimated life of PCI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life – Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows from loan modifications are included in the regular evaluations of cash flows expected to be collected.
     The change in the accretable yield related to PCI loans is presented in the following table.

	Quarter ended	Year ended

	Mar. 31,	Dec. 31,

(in millions)	2011	2010	2009

Total, beginning of period	$16,714	14,559	10,447
Accretion(1)	(701)	(2,435)	(2,606)
Reclassification from nonaccretable difference for loans with improving cash flows	115	3,399	441
Changes in expected cash flows that do not affect nonaccretable difference (2)	(247)	1,191	6,277

Total, end of period	$15,881	16,714	14,559

(1)	Includes accretable yield released as a result of settlements with borrowers, which are included in interest income, and sales to third parties, which are included in noninterest income ($155 million in first quarter 2011).

(2)	Represents changes in cash flows expected to be collected due to changes in interest rates on variable rate PCI loans and the impact of modifications.

PCI ALLOWANCE When it is estimated that the cash flows expected to be collected have decreased subsequent to acquisition for a PCI loan or pool of loans, an allowance is established and a provision for additional loss is recorded as a charge to income. The following table summarizes the changes in allowance for PCI loan losses.

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total

Balance, December 31, 2008	$-	-	-	-
Provision for losses due to credit deterioration	850	-	3	853
Charge-offs	(520)	-	-	(520)

Balance, December 31, 2009	330	-	3	333
Provision for losses due to credit deterioration	712	-	59	771
Charge-offs	(776)	-	(30)	(806)

Balance, December 31, 2010	266	-	32	298
Provision for losses due to credit deterioration	11	-	(1)	10
Charge-offs	(43)	-	(8)	(51)

Balance, March 31, 2011	$234	-	23	257

COMMERCIAL PCI CREDIT QUALITY INDICATORS The following table provides a breakdown of commercial PCI loans by risk category.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

March 31, 2011

By risk category:
Pass	$227	530	87	204	1,048
Criticized	381	2,434	2,360	1,284	6,459

Total commercial PCI loans	$608	2,964	2,447	1,488	7,507

December 31, 2010

By risk category:
Pass	$214	352	128	210	904
Criticized	504	2,503	2,821	1,203	7,031

Total commercial PCI loans	$718	2,855	2,949	1,413	7,935

     The following table provides past due information for commercial PCI loans.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

March 31, 2011

By delinquency status:
Current-29 DPD	$477	2,479	1,193	1,309	5,458
30-89 DPD	46	121	192	-	359
90+ DPD and still accruing	85	364	1,062	179	1,690

Total commercial PCI loans	$608	2,964	2,447	1,488	7,507

December 31, 2010

By delinquency status:
Current-29 DPD	$612	2,295	1,395	1,209	5,511
30-89 DPD	22	113	178	-	313
90+ DPD and still accruing	84	447	1,376	204	2,111

Total commercial PCI loans	$718	2,855	2,949	1,413	7,935

Note 5:  Loans and Allowance for Credit Losses (continued)

CONSUMER PCI CREDIT QUALITY INDICATORS Our consumer PCI loans were aggregated into several pools of loans at acquisition. Below, we have provided credit quality indicators based on the individual loans included in the pool, but we have not allocated the remaining purchase accounting adjustments, which were established at a pool level. The following table provides the delinquency status of consumer PCI loans.

	March 31, 2011			December 31, 2010

	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total

By delinquency status:
Current	$28,664	249	28,913	29,253	357	29,610
1-29 DPD	42	57	99	44	79	123
30-59 DPD	3,207	20	3,227	3,586	30	3,616
60-89 DPD	1,185	11	1,196	1,364	17	1,381
90-119 DPD	779	8	787	881	13	894
120-179 DPD	1,353	13	1,366	1,346	19	1,365
180+ DPD	7,125	177	7,302	7,214	220	7,434

Total consumer PCI loans	$42,355	535	42,890	43,688	735	44,423

Total consumer PCI loans (carrying value)	$32,241	239	32,480	33,245	250	33,495

The following table provides FICO scores for consumer PCI loans.

	March 31, 2011			December 31, 2010

	Real estate	Real estate		Real estate	Real estate

	1-4 family	1-4 family		1-4 family	1-4 family

	first	junior lien		first	junior lien

(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total

By FICO:

< 600	$20,959	282	21,241	22,334	363	22,697

600-639	7,586	81	7,667	7,563	109	7,672

640-679	6,374	78	6,452	6,185	96	6,281

680-719	3,877	49	3,926	3,949	60	4,009

720-759	1,966	14	1,980	2,057	17	2,074

760-799	1,026	6	1,032	1,087	7	1,094

800+	208	2	210	232	2	234

No FICO available	359	23	382	281	81	362

Total consumer PCI loans	$42,355	535	42,890	43,688	735	44,423

Total consumer PCI loans (carrying value)	$32,241	239	32,480	33,245	250	33,495

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	March 31, 2011			December 31, 2010

	Real estate	Real estate		Real estate	Real estate

	1-4 family	1-4 family		1-4 family	1-4 family

	first	junior lien		first	junior lien

	mortgage	mortgage		mortgage	mortgage

(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total

By LTV/CLTV:

0-60%	$1,280	32	1,312	1,653	43	1,696

60.01-80%	4,623	57	4,680	5,513	42	5,555

80.01-100%	11,416	82	11,498	11,861	89	11,950

100.01-120% (1)	9,618	93	9,711	9,525	116	9,641

> 120% (1)	15,295	269	15,564	15,047	314	15,361

No LTV/CLTV available	123	2	125	89	131	220

Total consumer PCI loans	$42,355	535	42,890	43,688	735	44,423

Total consumer PCI loans (carrying value)	$32,241	239	32,480	33,245	250	33,495

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets

The components of other assets were:

	Mar. 31,	Dec. 31,

(in millions)	2011	2010

Nonmarketable equity investments:

Cost method:

Private equity investments	$3,117	3,240

Federal bank stock	5,129	5,254

Total cost method	8,246	8,494

Equity method	7,692	7,624
Principal investments (1)	302	305

Total nonmarketable equity investments	16,240	16,423

Corporate/bank-owned life insurance	19,924	19,845

Accounts receivable	19,126	23,763

Interest receivable	5,051	4,895

Core deposit intangibles	8,493	8,904

Customer relationship and other amortized intangibles	1,773	1,847
Foreclosed assets:

Government insured/guaranteed (2)	1,457	1,479

Non-government insured/guaranteed	4,055	4,530

Operating lease assets	1,785	1,873

Due from customers on acceptances	165	229

Other	15,668	15,993

Total other assets	$93,737	99,781

(1)	Principal investments are recorded at fair value with realized and unrealized gains (losses) included in net gains (losses) from equity investments in the income statement.

(2)	These are foreclosed real estate securing FHA insured and VA guaranteed loans. Both principal and interest for these loans secured by the foreclosed real estate are collectible because they are insured/guaranteed.
      Income related to nonmarketable equity investments was:

	Quarter ended March 31,

(in millions)	2011	2010

Net gains (losses) from:

Private equity investments	$221	(1)

Principal investments	18	9

All other nonmarketable equity investments	(60)	(17)

Net gains (losses) from nonmarketable equity investments	$179	(9)

Note 7: Securitizations and Variable Interest Entities

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

      The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

				Transfers that

	VIEs that we	VIEs		we account

	do not	that we		for as secured

(in millions)	consolidate	consolidate		borrowings	Total

March 31, 2011

Cash	$-	154		480	634

Trading assets	4,808	98		30	4,936

Securities available for sale (1)	21,065	2,377		8,459	31,901

Loans held for sale	-	53		-	53

Loans	12,205	15,407		1,480	29,092

Mortgage servicing rights	14,432	-		-	14,432

Other assets	3,831	1,467		114	5,412

Total assets	56,341	19,556		10,563	86,460

Short-term borrowings	-	3,608	(2)	8,455	12,063

Accrued expenses and other liabilities	3,417	660	(2)	16	4,093

Long-term debt	-	7,173	(2)	1,681	8,854

Total liabilities	3,417	11,441		10,152	25,010

Noncontrolling interests	-	20		-	20

Net assets	$52,924	8,095		411	61,430

December 31, 2010

Cash	$-	200		398	598

Trading assets	5,351	143		32	5,526

Securities available for sale (1)	24,001	2,159		7,834	33,994

Loans	12,401	16,708		1,613	30,722

Mortgage servicing rights	13,261	-		-	13,261

Other assets	3,783	2,039		90	5,912

Total assets	58,797	21,249		9,967	90,013

Short-term borrowings	-	3,636	(2)	7,773	11,409

Accrued expenses and other liabilities	3,514	716	(2)	14	4,244

Long-term debt	-	8,377	(2)	1,700	10,077

Total liabilities	3,514	12,729		9,487	25,730

Noncontrolling interests	-	40		-	40

Net assets	$55,283	8,480		480	64,243

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	Includes the following VIE liabilities at March 31, 2011 and December 31, 2010, respectively, with recourse to the general credit of Wells Fargo: Short-term borrowings, $3.6 billion and $3.6 billion; Accrued expenses and other liabilities, $570 million and $645 million; and Long-term debt, $53 million and $53 million.
Transactions with Unconsolidated VIEs
Our transactions with VIEs include securitizations of consumer loans, CRE loans, student loans, auto loans and municipal bonds; investment and financing activities involving CDOs backed by asset-backed and CRE securities, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. These involvements with unconsolidated VIEs are recorded on our balance sheet primarily in trading assets, securities available for sale, loans, MSRs, other assets and other liabilities, as appropriate.
      The following tables provide a summary of unconsolidated VIEs with which we have significant continuing involvement, but are not the primary beneficiary. The balances presented represent our unconsolidated VIEs for which we consider our involvement to be significant. Our definition of significant continuing involvement excludes unconsolidated VIEs when our continuing involvement relates to third-party sponsored VIEs for which we were not the transferor, and unconsolidated VIEs for which we were the sponsor but do not have any other significant continuing involvement.
      Significant continuing involvement includes transactions where we were the sponsor or transferor and have other significant forms of involvement. Sponsorship includes transactions with unconsolidated VIEs where we solely or materially participated in the initial design or structuring of the entity or marketing of the transaction to investors. When we transfer assets to a VIE and account for the transfer as a sale, we are considered the transferor. We consider investments in securities held outside of trading, loans, guarantees, liquidity agreements, written options and servicing of collateral to be other forms of involvement that may be significant. We have excluded certain transactions with unconsolidated VIEs from the balances presented in the table below where we have determined that our continuing involvement is not significant due to the temporary nature and size of our variable interests, because we were not the transferor or because we were not involved in the design or operations of the unconsolidated VIEs.

					Other

	Total	Debt and			commitments

	VIE	equity	Servicing		and	Net

(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets

March 31, 2011

		Carrying value - asset (liability)

Residential mortgage loan securitizations:

Conforming	$1,108,820	5,282	13,248	-	(898)	17,632

Other/nonconforming	68,234	2,777	525	4	(129)	3,177

Commercial mortgage securitizations	188,172	5,553	617	240	-	6,410

Collateralized debt obligations:

Debt securities	18,257	1,317	-	598	-	1,915

Loans (2)	9,986	9,736	-	-	-	9,736

Asset-based finance structures	9,310	4,511	-	(96)	-	4,415

Tax credit structures	18,805	3,662	-	-	(1,168)	2,494

Collateralized loan obligations	12,435	2,718	-	60	-	2,778

Investment funds	8,575	1,459	-	-	-	1,459

Other (3)	18,278	2,553	42	314	(1)	2,908

Total	$1,460,872	39,568	14,432	1,120	(2,196)	52,924

		Maximum exposure to loss

Residential mortgage loan securitizations:

Conforming		$5,282	13,248	-	3,516	22,046

Other/nonconforming		2,777	525	4	196	3,502

Commercial mortgage securitizations		5,553	617	441	-	6,611

Collateralized debt obligations:

Debt securities		1,317	-	2,528	-	3,845

Loans (2)		9,736	-	-	-	9,736
Asset-based finance structures		4,511	-	96	2,484	7,091

Tax credit structures		3,662	-	-	-	3,662

Collateralized loan obligations		2,718	-	60	576	3,354

Investment funds		1,459	-	-	57	1,516

Other (3)		2,553	42	789	150	3,534

Total		$39,568	14,432	3,918	6,979	64,897

(continued on following page)

(continued from previous page)

					Other

	Total	Debt and			commitments

	VIE	equity	Servicing		and	Net

(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets

December 31, 2010

		Carrying value - asset (liability)

Residential mortgage loan securitizations:

Conforming	$1,068,737	5,527	12,115	-	(928)	16,714

Other/nonconforming	76,304	2,997	495	6	(107)	3,391

Commercial mortgage securitizations	190,377	5,506	608	261	-	6,375

Collateralized debt obligations:

Debt securities	20,046	1,436	-	844	-	2,280

Loans (2)	9,970	9,689	-	-	-	9,689

Asset-based finance structures	12,055	6,556	-	(118)	-	6,438

Tax credit structures	20,981	3,614	-	-	(1,129)	2,485

Collateralized loan obligations	13,196	2,804	-	56	-	2,860

Investment funds	10,522	1,416	-	-	-	1,416

Other (3)	20,031	3,221	43	377	(6)	3,635

Total	$1,442,219	42,766	13,261	1,426	(2,170)	55,283

		Maximum exposure to loss

Residential mortgage loan securitizations:

Conforming		$5,527	12,115	-	4,248	21,890

Other/nonconforming		2,997	495	6	233	3,731

Commercial mortgage securitizations		5,506	608	488	-	6,602

Collateralized debt obligations:

Debt securities		1,436	-	2,850	7	4,293

Loans (2)		9,689	-	-	-	9,689

Asset-based finance structures		6,556	-	118	2,175	8,849

Tax credit structures		3,614	-	-	1	3,615

Collateralized loan obligations		2,804	-	56	519	3,379

Investment funds		1,416	-	-	87	1,503

Other (3)		3,221	43	916	162	4,342

Total		$42,766	13,261	4,434	7,432	67,893

(1)	Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 92% were rated as investment grade by the primary rating agencies at March 31, 2011. These senior loans were acquired in the Wachovia business combination and are accounted for at amortized cost as initially determined under purchase accounting and are subject to the Company’s allowance and credit charge-off policies.

(3)	Includes student loan securitizations, auto loan securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

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
COMMERCIAL MORTGAGE LOAN SECURITIZATIONS Commercial mortgage loan securitizations are financed through the issuance of fixed- or floating-rate-asset-backed-securities, which are collateralized by the loans transferred to the VIE. In a typical securitization, we may transfer loans we originate to these VIEs, account for the transfers as sales, retain the right to service the loans and may hold other beneficial interests issued by the VIEs. In certain instances, we may service commercial mortgage loan securitizations structured by third parties whose loans we did not originate or transfer. We typically serve as primary or master servicer of these VIEs. The primary or master servicer in a commercial mortgage loan securitization typically cannot make the most significant decisions impacting the performance of the VIE and therefore does not have power over the VIE. We do not consolidate the commercial mortgage loan securitizations included in the disclosure because we either do not have power or do not have a variable interest that could potentially be significant to the VIE.
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
      For example, we have investments in asset-backed securities that are collateralized by auto leases or loans and cash reserves. These fixed-rate and variable-rate securities have been structured as single-tranche, fully amortizing, unrated bonds that are equivalent to investment-grade securities due to their significant overcollateralization. The securities are issued by VIEs that have been formed by third party auto financing institutions primarily because they require a source of liquidity to fund ongoing vehicle sales operations. The third party auto financing institutions manage the collateral in the VIEs, which is indicative of power in these transactions and we therefore do not consolidate these VIEs.
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
INVESTMENT FUNDS At March 31, 2011, we had investments of $1.5 billion and no lending arrangements with certain funds managed by one of our majority owned subsidiaries compared with investments of $1.4 billion and lending arrangements of $14 million at December 31, 2010. In addition, we also provide a default protection agreement to a third party lender to one of these funds. Our involvement in these funds is either senior or of equal priority to third party investors. We do not consolidate the investment funds because we do not absorb the majority of the expected future variability associated with the funds’ assets, including variability associated with credit, interest rate and liquidity risks.
OTHER TRANSACTIONS WITH VIEs In August 2008, Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third-party investors by certain of its subsidiaries. ARS are debt instruments with long-term maturities, but which re-price more frequently, and preferred equities with no maturity. All remaining ARS issued by VIEs subject to the agreement were redeemed. At March 31, 2011, we held in our securities available-for-sale portfolio $1.3 billion of ARS issued by VIEs redeemed pursuant to this agreement, compared with $1.6 billion at December 31, 2010.
      On November 18, 2009, we reached agreements to purchase additional ARS from eligible investors who bought ARS through one of our broker-dealer subsidiaries. All remaining ARS issued by VIEs subject to the agreement were redeemed. As of March 31, 2011, we held in our securities available-for-sale portfolio $809 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $901 million at December 31, 2010.
      We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.
TRUST PREFERRED SECURITIES In addition to the involvements disclosed in the preceding table, through the issuance of trust preferred securities we had $16.7 billion and $19.3 billion of junior subordinated debt financing at March 31, 2011 and December 31, 2010, respectively, and $2.5 billion of preferred stock at March 31, 2011. In these transactions, VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us. This is the case even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. We report the debt securities issued to the VIEs as long-term debt and the preferred equity securities issued to the VIEs as preferred stock in our consolidated balance sheet.
      In first quarter 2011, we issued notice to call $3.2 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the Basel Committee recommendations known as the Basel III standards.

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
      We recognized net gains of $34 million from transfers accounted for as sales of financial assets in securitizations in first quarter 2011, and net gains of $2 million in first quarter 2010. Additionally, we had the following cash flows with our securitization trusts that were involved in transfers accounted for as sales.

	2011		2010

		Other		Other

	Mortgage	financial	Mortgage	financial

(in millions)	loans	assets	loans	assets

Quarter ended March 31,

Sales proceeds from securitizations (1)	$100,241	-	82,322	-

Servicing fees	1,088	3	1,040	9

Other interests held	503	87	407	112

Purchases of delinquent assets	3	-	-	-

Net servicing advances	(9)	-	19	-

(1)	Represents cash flow data for all loans securitized in the period presented.
     Sales with continuing involvement during the first quarter of 2011 predominantly related to conforming residential mortgage securitizations. During first quarter 2011 we transferred $101.4 billion in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales. These transfers did not result in a gain or loss because the loans are already carried at fair value. In connection with these transfers, in first quarter 2011 we recorded a $1.3 billion servicing asset and a $35 million liability for repurchase reserves, which are both initially measured at fair value.
      We used the following key assumptions to measure mortgage servicing assets at the date of securitization:

	2011	2010

Quarter ended March 31,

Prepayment speed (annual CPR (1))	11.4%	12.4

Life (in years)	6.4	5.8

Discount rate	7.9%	8.2

(1)	Constant prepayment rate.

      Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2011, for residential and commercial mortgage servicing rights, and other interests held related primarily to residential mortgage loan securitizations are presented in the following table. In the following table “Other interests held” exclude securities retained in securitizations issued through GSEs such as FNMA, FHLMC and GNMA because we do not believe the value of these securities would be materially affected by the adverse changes in assumptions noted in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.

		Other interests held

	Mortgage	Interest-

	servicing	only	Subordinated	Senior

(in millions)	rights	strips	bonds	bonds

Fair value of interests held at March 31, 2011	$17,546	231	47	420

Expected weighted-average life (in years)	5.6	5.9	7.3	5.9

Prepayment speed assumption (annual CPR)	11.9%	10.0	5.9	12.4

Decrease in fair value from:

10% adverse change	$880	6	-	1

25% adverse change	2,075	14	1	3

Discount rate assumption	7.8%	17.1	13.6	6.4

Decrease in fair value from:

100 basis point increase	$870	7	3	17

200 basis point increase	1,664	13	5	34

Credit loss assumption			1.2%	3.8

Decrease in fair value from:

10% higher losses			$-	1

25% higher losses			-	2

      The sensitivities in the preceding table are hypothetical and caution should be exercised when relying on this data. Changes in value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in value may not be linear. Also, the effect of a variation in a particular assumption on the value of the other interests held is calculated independently without changing any other assumptions. In reality, changes in one factor may result in changes in others (for example, changes in prepayment speed estimates could result in changes in the credit losses), which might magnify or counteract the sensitivities.
      The following table presents information about the principal balances of off-balance sheet securitized loans, including residential mortgages sold to FNMA, FHLMC and GNMA and securitizations where servicing is our only form of continuing involvement. Delinquent loans include loans 90 days or more past due and still accruing interest as well as nonaccrual loans. Delinquent loans and net charge-offs exclude loans sold to FNMA, FHLMC and GNMA. We continue to service those loans and would only experience a loss if required to repurchase a delinquent loan due to a breach in original representations and warranties associated with their required underwriting standards.

					Net charge-offs

	Total loans		Delinquent loans		Three months
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	ended Mar. 31,

(in millions)	2011	2010	2011	2010	2011	2010

Commercial:

Commercial and industrial	$1	1	-	-	-	-

Real estate mortgage	143,938	207,015	8,697	11,515	73	70

Total commercial	143,939	207,016	8,697	11,515	73	70

Consumer:

Real estate 1-4 family first mortgage	1,129,770	1,090,755	5,096	5,275	406	330

Real estate 1-4 family junior lien mortgage	1	1	-	-	-	-

Other revolving credit and installment	2,408	2,454	102	102	-	-

Total consumer	1,132,179	1,093,210	5,198	5,377	406	330

Total off-balance sheet securitized loans	$1,276,118	1,300,226	13,895	16,892	479	400

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

		Carrying value

	Total		Third
	VIE	Consolidated	party	Noncontrolling	Net
(in millions)	assets	assets	liabilities	interests	assets

March 31, 2011

Secured borrowings:
Municipal tender option bond securitizations	$11,391	8,510	(8,461)	-	49
Auto loan securitizations	129	129	-	-	129
Commercial real estate loans	1,336	1,336	(1,274)	-	62
Residential mortgage securitizations	664	588	(417)	-	171

Total secured borrowings	13,520	10,563	(10,152)	-	411

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	13,267	12,442	(5,953)	-	6,489
Multi-seller commercial paper conduit	3,184	3,184	(3,254)	-	(70)
Auto loan securitizations	610	610	(561)	-	49
Structured asset finance	145	145	(22)	-	123
Investment funds	1,175	1,175	(54)	(14)	1,107
Other	2,048	2,000	(1,597)	(6)	397

Total consolidated VIEs	20,429	19,556	(11,441)	(20)	8,095

Total secured borrowings and consolidated VIEs	$33,949	30,119	(21,593)	(20)	8,506

December 31, 2010

Secured borrowings:
Municipal tender option bond securitizations	$10,687	7,874	(7,779)	-	95
Auto loan securitizations	154	154	-	-	154
Commercial real estate loans	1,321	1,321	(1,272)	-	49
Residential mortgage securitizations	700	618	(436)	-	182

Total secured borrowings	12,862	9,967	(9,487)	-	480

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	14,518	13,529	(6,723)	-	6,806
Multi-seller commercial paper conduit	3,197	3,197	(3,279)	-	(82)
Auto loan securitizations	1,010	1,010	(955)	-	55
Structured asset finance	146	146	(21)	(11)	114
Investment funds	1,197	1,197	(54)	(14)	1,129
Other	2,173	2,170	(1,697)	(15)	458

Total consolidated VIEs	22,241	21,249	(12,729)	(40)	8,480

Total secured borrowings and consolidated VIEs	$35,103	31,216	(22,216)	(40)	8,960

     In addition to the transactions included in the table above, at March 31, 2011, we had issued approximately $6.0 billion of private placement debt financing through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At March 31, 2011, we had pledged approximately $6.1 billion in loans, $446 million in securities available for sale and $178 million in cash and cash equivalents to collateralize the VIE’s borrowings. Such assets were not transferred to the VIE and accordingly we have excluded the VIE from the previous table.
     We have raised financing through the securitization of certain financial assets in transactions with VIEs accounted for as secured borrowings. We also consolidate VIEs where we are the primary beneficiary. In certain transactions other than the multi-seller commercial paper conduit, we provide contractual support in the form of limited recourse and liquidity to facilitate the remarketing of short-term securities issued to third party investors. Other than this limited contractual support, the assets of the VIEs are the sole source of repayment of the securities held by third parties. The liquidity support we provide to the multi-seller commercial paper conduit ensures timely repayment of commercial paper issued by the conduit and is described further below.

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
MULTI-SELLER COMMERCIAL PAPER CONDUIT We administer a multi-seller asset-based commercial paper conduit that finances certain client transactions. This conduit is a bankruptcy remote entity that makes loans to, or purchases certificated interests, generally from SPEs, established by our clients (sellers) and which are secured by pools of financial assets. The conduit funds itself through the issuance of highly rated commercial paper to third party investors. The primary source of repayment of the commercial paper is the cash flows from the conduit’s assets or the re-issuance of commercial paper upon maturity. The conduit’s assets are structured with deal-specific credit enhancements generally in the form of overcollateralization provided by the seller, but may also include subordinated interests, cash reserve accounts, third party credit support facilities and excess spread capture. The timely repayment of the commercial paper is further supported by asset-specific liquidity facilities in the form of liquidity asset purchase agreements that we provide. Each facility is equal to 102% of the conduit’s funding commitment to a client. The aggregate amount of liquidity must be equal to or greater than all the commercial paper issued by the conduit. At the discretion of the administrator, we may be required to purchase assets from the conduit at par value plus accrued interest or discount on the related commercial paper, including situations where the conduit is unable to issue commercial paper. Par value may be different from fair value.
     We receive fees in connection with our role as administrator and liquidity provider. We may also receive fees related to the structuring of the conduit’s transactions. In 2010, the conduit terminated its subordinated note to a third party investor and repaid all amounts due under the terms of the note agreement. We are the primary beneficiary of the conduit because we have power over the significant activities of the conduit and have a significant variable interest due to our liquidity arrangement.

Note 8: Mortgage Banking Activities
Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.
     We apply the amortization method to all commercial and some residential MSRs and apply the fair value method to only residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended March 31,

(in millions)	2011	2010

Fair value, beginning of period	$14,467	16,004
Adjustments from adoption of consolidation accounting guidance	-	(118)
Servicing from securitizations or asset transfers	1,262	1,054

Net additions	1,262	936

Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	499	(777)
Other changes in fair value (2)	(580)	(619)

Total changes in fair value	(81)	(1,396)

Fair value, end of period	$15,648	15,544

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, and costs to service, including delinquency and foreclosure costs.

(2)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized MSRs were:

	Quarter ended March 31,

(in millions)	2011	2010

Balance, beginning of period	$1,422	1,119
Adjustments from adoption of consolidation accounting guidance	-	(5)
Purchases	45	1
Servicing from securitizations or asset transfers	29	11
Amortization	(64)	(57)

Balance, end of period (1)	1,432	1,069

Valuation allowance:
Balance, beginning of period	(3)	-
Provision for MSRs in excess of fair value	(6)	-

Balance, end of period (2)	(9)	-

Amortized MSRs, net	$1,423	1,069

Fair value of amortized MSRs:
Beginning of period	$1,812	1,261
End of period (3)	1,898	1,283

(1)	Includes $390 million in residential amortized MSRs at March 31, 2011. The March 31, 2010 balance is commercial amortized MSRs. For the quarter ended March 31, 2011, the residential MSR amortization was $(10) million.

(2)	Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs. Residential amortized MSRs are evaluated for impairment purposes by the following risk strata: Mortgages sold to GSEs (FHLMC and FNMA) and mortgages sold to GNMA, each by interest rate stratifications. A valuation allowance of $9 million was recorded on the residential amortized MSRs at March 31, 2011.

(3)	Includes fair value of $445 million in residential amortized MSRs and $1,453 million in commercial amortized MSRs at March 31, 2011.

     We present the components of our managed servicing portfolio in the following table at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

	Mar. 31,	Dec. 31,

(in billions)	2011	2010

Residential mortgage servicing:
Serviced for others	$1,453	1,429
Owned loans serviced	346	371
Subservicing	9	9

Total residential servicing	1,808	1,809

Commercial mortgage servicing:
Serviced for others	406	408
Owned loans serviced	101	99
Subservicing	14	13

Total commercial servicing	521	520

Total managed servicing portfolio	$2,329	2,329

Total serviced for others	$1,859	1,837
Ratio of MSRs to related loans serviced for others	0.92%	0.86

     The components of mortgage banking noninterest income were:

	Quarter ended March 31,

(in millions)	2011	2010

Servicing income, net:
Servicing fees (1)	$1,137	1,053
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	499	(777)
Other changes in fair value (3)	(580)	(619)

Total changes in fair value of MSRs carried at fair value	(81)	(1,396)
Amortization	(64)	(57)
Provision for MSRs in excess of fair value	(6)	-
Net derivative gains (losses) from economic hedges (4)	(120)	1,766

Total servicing income, net	866	1,366
Net gains on mortgage loan origination/sales activities	1,150	1,104

Total mortgage banking noninterest income	$2,016	2,470

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$379	989

(1)	Amounts are presented net of certain unreimbursed direct servicing obligations primarily associated with workout activities.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates and costs to service, including delinquency and foreclosure costs.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 – Free-Standing Derivatives for additional discussion and detail.

     In addition, servicing fees in the previous table included:

	Quarter ended March 31,

(in millions)	2011	2010

Contractually specified servicing fees	$1,145	1,107
Late charges	94	90
Ancillary fees	89	106

     The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated financial statements and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities.

	Quarter ended March 31,

(in millions)	2011	2010

Balance, beginning of period	$1,289	1,033
Provision for repurchase losses:
Loan sales	35	44
Change in estimate – primarily due to credit deterioration	214	358

Total additions	249	402

Losses	(331)	(172)

Balance, end of period	$1,207	1,263

Note 9: Intangible Assets
The gross carrying value of intangible assets and accumulated amortization was:

	March 31, 2011			December 31, 2010

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	value	amortization	value	value	amortization	value

Amortized intangible assets:
MSRs (1)	$2,199	(776)	1,423	2,131	(712)	1,419
Core deposit intangibles	15,079	(6,586)	8,493	15,133	(6,229)	8,904
Customer relationship and other intangibles	3,077	(1,304)	1,773	3,077	(1,230)	1,847

Total amortized intangible assets	$20,355	(8,666)	11,689	20,341	(8,171)	12,170

MSRs (carried at fair value) (1)	$15,648		15,648	14,467		14,467
Goodwill	24,777		24,777	24,770		24,770
Trademark	14		14	14		14

(1)	See Note 8 for additional information on MSRs.
     We based our projections of amortization expense shown below on existing asset balances at March 31, 2011. Future amortization expense may vary from these projections.
     The following table provides the current year and estimated future amortization expense for amortized intangible assets.

			Customer
		Core	relationship
	Amortized	deposit	and other
(in millions)	MSRs	intangibles	intangibles	Total

Three months ended March 31, 2011 (actual)	$64	412	73	549

Estimate for the remainder of 2011	$171	1,182	213	1,566
Estimate for year ended December 31,
2012	221	1,396	269	1,886
2013	190	1,241	249	1,680
2014	165	1,113	234	1,512
2015	147	1,022	212	1,381

     For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. We identify reporting units that are one level below an operating segment (referred to as a component), and distinguish these reporting units based on how the segments and components are managed, taking into consideration the economic characteristics, nature of the products and customers of the components. We allocate goodwill to reporting units based on relative fair value, using certain performance metrics. See Note 17 for further information on management reporting.
     The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company

December 31, 2009	$17,974	6,465	373	24,812
Goodwill from business combinations	-	7	-	7

March 31, 2010	$17,974	6,472	373	24,819

December 31, 2010	$17,922	6,475	373	24,770
Goodwill from business combinations	-	7	-	7

March 31, 2011	$17,922	6,482	373	24,777

Note 10: Guarantees, Pledged Assets and Collateral
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

	March 31, 2011			December 31, 2010

		Maximum	Non-		Maximum	Non-
	Carrying	exposure	investment	Carrying	exposure	investment
(in millions)	value	to loss	grade	value	to loss	grade

Standby letters of credit	$115	42,564	20,327	142	42,159	19,596
Securities lending and other indemnifications	21	14,682	3,416	45	13,645	3,993
Liquidity agreements (1)	-	-	2	-	49	1
Written put options (1)(2)	647	7,718	2,405	747	8,134	2,615
Loans and MHFS sold with recourse	116	5,831	3,692	119	5,474	3,564
Residual value guarantees	8	197	-	8	197	-
Contingent consideration	23	97	95	23	118	116
Other guarantees	1	179	-	-	73	-

Total guarantees	$931	71,268	29,937	1,084	69,849	29,885

(1)	Certain of these agreements included in this table are related to off-balance sheet entities and, accordingly, are also disclosed in Note 7.

(2)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12.

     “Maximum exposure to loss” and “Non-investment grade” are required disclosures under GAAP. Non-investment grade represents those guarantees on which we have a higher risk of being required to perform under the terms of the guarantee. If the underlying assets under the guarantee are non-investment grade (that is, an external rating that is below investment grade or an internal credit default grade that is equivalent to a below investment grade external rating), we consider the risk of performance to be high. Internal credit default grades are determined based upon the same credit policies that we use to evaluate the risk of payment or performance when making loans and other extensions of credit. These credit policies are more fully described in Note 5.
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
SECURITIES LENDING AND OTHER INDEMNIFICATIONS As a securities lending agent, we lend securities from participating institutional clients’ portfolios to third-party borrowers. We indemnify our clients against default by the borrower in returning these lent securities. This indemnity is supported by collateral received from the borrowers. Collateral is generally in the form of cash or highly liquid securities that are marked to market daily. There was $15.1 billion at March 31, 2011, and $14.0 billion at December 31, 2010, in collateral supporting loaned securities with values of $14.7 billion and $13.6 billion, respectively.
     We enter into other types of indemnification agreements in the ordinary course of business under which we agree to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with us. These relationships or transactions include those arising from service as a director or officer of the Company, underwriting agreements relating to our securities, acquisition agreements and various other business transactions or arrangements. Because the extent of our obligations under these agreements depends entirely upon the occurrence of future events, our potential future liability under these agreements we are unable to determine. We do, however, record a liability for residential mortgage loans that we may have to repurchase pursuant to various representations and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.
LIQUIDITY AGREEMENTS We provide liquidity facilities on all commercial paper issued by the conduit we administer. We also provide liquidity to certain off-balance sheet entities that hold securitized fixed-rate municipal bonds and consumer or commercial assets that are partially funded with the issuance of money market and other short-term notes. See Note 7 for additional information on these arrangements.
WRITTEN PUT OPTIONS Written put options are contracts that give the counterparty the right to sell to us an underlying instrument held by the counterparty at a specified price, and include options, floors, caps and credit default swaps. These written put option contracts generally permit net settlement. While these derivative transactions expose us to risk in the event the option is exercised, we manage this risk by entering into offsetting trades or by taking short positions in the underlying instrument. We offset substantially all put options written to customers with purchased options. Additionally, for certain of these contracts, we require the counterparty to pledge the underlying instrument as collateral for the transaction. Our ultimate obligation under written put options is based on future market conditions and is only quantifiable at settlement. See Note 7 for additional information regarding transactions with VIEs and Note 12 for additional information regarding written derivative contracts.
LOANS AND MHFS SOLD WITH RECOURSE In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain period of time. The maximum exposure to loss represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions or the maximum losses per the contractual agreements, but the likelihood of the repurchase of the entire balance is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In first quarter 2011, we did not repurchase a significant amount of loans associated with these agreements. We do not consider loans sold with representation and warranty requirements, for which we have established a repurchase liability, to be loans sold with recourse.
RESIDUAL VALUE GUARANTEES We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At March 31, 2011, the only remaining residual value guarantee is related to a leasing transaction on certain corporate buildings. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost, we would be required to reimburse the lessor under our guarantee.
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
Pledged Assets and Collateral
As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings from the FHLB and FRB and for other purposes as required or permitted by law. The following table provides pledged loans and securities available for sale where the secured party does not have the right to sell or repledge the collateral. At March 31, 2011, and December 31, 2010, we did not pledge any loans or securities available for sale where the secured party has the right to sell or repledge the collateral. The table excludes pledged assets related to VIEs, which can only be used to settle the liabilities of those entities. See Note 7 for additional information on consolidated VIE assets.

	Mar. 31,	Dec. 31,

(in millions)	2011	2010

Securities available for sale	$84,225	94,212
Loans	298,270	312,602

Total	$382,495	406,814

We also pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), and domestic and foreign companies. We pledged $29.0 billion at March 31, 2011, and $27.3 billion at December 31, 2010, under agreements that permit the secured parties to sell or repledge the collateral. Pledged collateral where the secured party cannot sell or repledge were $4.6 billion and $5.9 billion as of the same periods, respectively.
     We receive collateral from other entities under resale agreements and securities borrowings. We received $16.8 billion at March 31, 2011, and $22.5 billion at December 31, 2010, for which we have the right to sell or repledge the collateral. These amounts include securities we have sold or repledged to others with a fair value of $16.1 billion at March 31, 2011, and $14.6 billion at December 31, 2010.

Note 11: Legal Actions

The following supplements and amends our discussion of certain matters previously reported in Item 3 (Legal Proceedings) of our 2010 Form 10-K for events occurring in first quarter 2011.
ERISA LITIGATION A hearing on final approval of the settlement of the In re Wachovia Corporation ERISA Litigation is scheduled before the U.S. District Court for the Western District of North Carolina on August 25, 2011.
     A hearing on final approval of the settlement of Figas v. Wells Fargo & Company, et al. is scheduled before the U.S. District Court for the District of Minnesota on July 21, 2011.
IN RE WELLS FARGO MORTGAGE-BACKED CERTIFICATES LITIGATION A hearing on plaintiffs’ motion for class certification has been scheduled for June 23, 2011.
MORTGAGE FORECLOSURE DOCUMENT LITIGATION On March 29, 2011, Wells Fargo, along with other mortgage servicers, entered into a stipulation in connection with the action commenced by the New Jersey Supreme Court, the New Jersey Administrative Office of the Courts and the Superior Court of New Jersey for Mercer County providing for the appointment of a special master to review mortgage foreclosure affidavit processes.
MORTGAGE RELATED REGULATORY INVESTIGATIONS On March 31, 2011, Wells Fargo Bank, N.A. (the Bank) entered into a Consent Order with the Office of the Comptroller of the Currency (OCC) under which the OCC made certain findings in connection with the Bank’s foreclosure practices, which findings the Bank neither admitted nor denied. The Bank agreed in the consent order, among other things, and subject to the OCC’s approval (i) to establish a Compliance Committee to monitor and coordinate the Bank’s compliance with the Consent Order; (ii) to create a comprehensive Action Plan describing the actions needed to achieve compliance with the Consent Order; (iii) to submit an acceptable compliance plan to ensure that its mortgage servicing and foreclosure operations, including loss mitigation and loan modification, comply with legal requirements, OCC supervisory guidance, and the terms of the Consent Order; (iv) to submit a plan to ensure appropriate controls and oversight of the Bank’s activities with respect to the Mortgage Electronic Registration System; (v) to take certain other actions with respect to its mortgage servicing and foreclosure operations; and (vi) to conduct a foreclosure review through an independent consultant on certain residential foreclosure actions. On April 4, 2011, Wells Fargo & Company (Wells Fargo) entered into a Consent Order with the Board of Governors of the Federal Reserve pursuant to which Wells Fargo agreed, among other things, (i) to ensure the Bank’s compliance with the OCC Consent Order; (ii) to develop for the Federal Reserve’s approval a written plan to enhance its Enterprise Risk Management with respect to oversight of residential mortgage loan servicing; (iii) to develop for the Federal Reserve’s approval a written plan to enhance its enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing; and (iv) to develop for the Federal Reserve’s approval a written plan to enhance the internal audit program with respect to residential mortgage loan servicing. Neither Consent Order provided for civil money penalties but both government entities reserved the ability to seek such penalties and Wells Fargo reserved the ability to oppose the imposition of such penalties. In addition, as previously disclosed in our 2010 Form 10-K, other government agencies, including state attorneys general and the U.S. Department of Justice, continue to investigate various mortgage related practices of the Bank and other major mortgage servicers. Wells Fargo continues to cooperate with these investigation. These investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, and result in significant legal costs in responding to governmental investigations and additional litigation.
WACHOVIA EQUITY SECURITIES AND BONDS/NOTES LITIGATION On March 31, 2011, the U.S. District Court for the Southern District of New York entered a Decision and Order granting Wachovia’s motions to dismiss the In re Wachovia Equity Securities Litigation and the Stichting Pensioenfonds ABP, FC Holdings AB, Deka Investment GmbH and Forsta AP-Fonden cases. By the same Decision and Order, the Court granted in part and denied in part Wachovia’s motion to dismiss the In re Wachovia Preferred Securities and Bond/Notes Litigation, allowing that case to go forward after limiting the number of offerings at issue.
OUTLOOK When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of potential litigation losses in excess of the Company’s best estimates within the range of potential losses used in establishing the total litigation liability was $1.7 billion as of March 31, 2011. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 12: Derivatives

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
     Our asset/liability management approach to interest rate, foreign currency and certain other risks includes the use of derivatives. Such derivatives are typically designated as fair value or cash flow hedges, or economic hedge derivatives for those that do not qualify for hedge accounting. This helps minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities, and cash flows caused by interest rate, foreign currency and other market value volatility. This approach involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates, foreign currency and other exposures do not have a significant adverse effect on the net interest margin, cash flows and earnings. As a result of fluctuations in these exposures, hedged assets and liabilities will gain or lose market value. In a fair value or economic hedge, the effect of this unrealized gain or loss will generally be offset by the gain or loss on the derivatives linked to the hedged assets and liabilities. In a cash flow hedge, where we manage the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities, the unrealized gain or loss on the derivatives or the hedged asset or liability is generally not reflected in earnings.
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

Note 12: Derivatives (continued)

	March 31, 2011			December 31, 2010

	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives

Qualifying hedge contracts
Interest rate contracts (1)	$97,822	6,014	1,301	110,314	7,126	1,614
Foreign exchange contracts	25,256	2,107	482	25,904	1,527	727

Total derivatives designated as qualifying hedging instruments		8,121	1,783		8,653	2,341

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	325,303	1,342	1,074	408,563	2,898	2,625
Equity contracts	-	-	-	176	-	46
Foreign exchange contracts	7,184	11	210	5,528	23	53
Credit contracts - protection purchased	361	41	-	396	80	-
Other derivatives	2,597	8	26	2,538	-	35

Subtotal		1,402	1,310		3,001	2,759

Customer accommodation, trading and other free-standing derivatives:
Interest rate contracts	2,693,468	50,229	51,200	2,809,387	58,225	59,329
Commodity contracts	96,134	5,446	4,940	83,114	4,133	3,918
Equity contracts	72,980	3,798	3,980	73,278	3,272	3,450
Foreign exchange contracts	151,790	3,022	2,852	110,889	2,800	2,682
Credit contracts - protection sold	45,738	622	5,180	47,699	605	5,826
Credit contracts - protection purchased	44,713	3,917	609	44,776	4,661	588
Other derivatives	194	1	-	190	8	-

Subtotal		67,035	68,761		73,704	75,793

Total derivatives not designated as hedging instruments		68,437	70,071		76,705	78,552

Total derivatives before netting		76,558	71,854		85,358	80,893

Netting (3)		(54,113)	(59,793)		(63,469)	(70,009)

Total		$22,445	12,061		21,889	10,884

(1)	Notional amounts presented exclude $20.1 billion at March 31, 2011, and $20.9 billion at December 31, 2010, of basis swaps that are combined with receive fixed-rate/pay floating-rate swaps and designated as one hedging instrument.

(2)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.

(3)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements. The amount of cash collateral netted against derivative assets and liabilities was $5.5 billion and $11.2 billion, respectively, at March 31, 2011, and $5.5 billion and $12.1 billion, respectively, at December 31, 2010.

Fair Value Hedges
We use interest rate swaps to convert certain of our fixed-rate long-term debt and CDs to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt and repurchase agreements. In addition, we use interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale debt securities due to changes in interest rates, foreign currency rates, or both. The entire derivative gain or loss is included in the assessment of hedge effectiveness for all fair value hedge relationships, except for those involving foreign-currency denominated securities available for sale, short-term borrowings and long-term debt hedged with foreign currency forward derivatives for which the component of the derivative gain or loss related to the changes in the difference between the spot and forward price is excluded from the assessment of hedge effectiveness.
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
      The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

	Interest rate		Foreign exchange		Total net
	contracts hedging:		contracts hedging:		gains
					(losses)
	Securities		Securities		on fair
	available	Long-term	available	Long-term	value
(in millions)	for sale	debt	for sale	debt	hedges

Quarter ended March 31, 2011
Gains (losses) recorded in net interest income	$(106)	414	(1)	90	397

Gains (losses) recorded in noninterest income
Recognized on derivatives	169	(645)	35	1,080	639
Recognized on hedged item	(237)	622	(33)	(1,117)	(765)

Recognized on fair value hedges (ineffective portion) (1)	$(68)	(23)	2	(37)	(126)

Quarter ended March 31, 2010
Gains (losses) recorded in net interest income	$(94)	531	(1)	97	533

Gains (losses) recorded in noninterest income
Recognized on derivatives	(126)	532	119	(1,136)	(611)
Recognized on hedged item	135	(517)	(119)	1,154	653

Recognized on fair value hedges (ineffective portion) (1)	$9	15	-	18	42

(1)	Includes $8 million and $1 million, respectively, for the quarters ended March 31, 2011 and 2010, of gains (losses) on forward derivatives hedging foreign currency securities available for sale, short-term borrowings and long-term debt, representing the portion of derivatives gains (losses) excluded from the assessment of hedge effectiveness (time value).

Note 12: Derivatives (continued)
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
      Based upon current interest rates, we estimate that $359 million of deferred net gains on derivatives in OCI at March 31, 2011, will be reclassified as earnings during the next twelve months, compared with $367 million at December 31, 2010. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years for both hedges of floating-rate debt and floating-rate commercial loans.
      The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

	Quarter ended
	March 31,
(in millions)	2011	2010

Gains (after tax) recognized in OCI on derivatives	$1	159
Gains (pre tax) reclassified from cumulative OCI into net interest income	156	142
Gains (losses) (pre tax) recognized in noninterest income on derivatives (1)	(2)	7

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs measured at fair value, certain residential MHFS, derivative loan commitments and other interests held. The resulting gain or loss on these economic hedges is reflected in other income.
      The derivatives used to hedge these MSRs measured at fair value, which include swaps, swaptions, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative losses of $120 million in first quarter 2011 and net derivative gains of $1.8 billion in first quarter 2010, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $548 million at March 31, 2011, and a net liability of $943 million at December 31, 2010. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative OCI (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
      Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as substantially all residential MHFS, is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For the fair value measurement of interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan. Fair value changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand can also cause changes in the value of the underlying loan value that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $30 million at March 31, 2011, and a net liability of $271 million at December 31, 2010, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.
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
      Free-standing derivatives also include embedded derivatives that are required to be accounted for separate from their host contract. We periodically issue hybrid long-term notes and CDs where the performance of the hybrid instrument notes is linked to an equity, commodity or currency index, or basket of such indices. These notes contain explicit terms that affect some or all of the cash flows or the value of the note in a manner similar to a derivative instrument and therefore are considered to contain an “embedded” derivative instrument. The indices on which the performance of the hybrid instrument is calculated are not clearly and closely related to the host debt instrument. The “embedded” derivative is separated from the host contract and accounted for as a free-standing derivative. Additionally, we may invest in hybrid instruments that contain embedded derivatives, such as credit derivatives, that are not clearly and closely related to the host contract. In such instances, we either elect fair value option for the hybrid instrument or separate the embedded derivative from the host contract and account for the host contract and derivative separately.
      The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended
	March 31,
(in millions)	2011	2010

Gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts (1)
Recognized in noninterest income:
Mortgage banking	$53	668
Other	11	(6)
Foreign exchange contracts	(264)	76
Credit contracts	(5)	(89)

Subtotal	(205)	649

Gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts (2)
Recognized in noninterest income:
Mortgage banking	400	903
Other	196	319
Commodity contracts	(15)	20
Equity contracts	(162)	(46)
Foreign exchange contracts	182	118
Credit contracts	(47)	(430)
Other	7	(7)

Subtotal	561	877

Net gains recognized related to derivatives not designated as hedging instruments	$356	1,526

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.
(2)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.

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

Note 12: Derivatives (continued)
The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Protection
			sold -	purchased	Net
			non-	with	protection	Other
	Fair value	Protection	investment	identical	sold	protection	Range of
(in millions)	liability	sold (A)	grade	underlyings (B)	(A) - (B)	purchased	maturities

March 31, 2011
Credit default swaps on:
Corporate bonds	$661	29,393	15,864	16,220	13,173	10,547	2011-2020
Structured products	3,761	5,670	5,101	4,865	805	2,380	2016-2056
Credit protection on:
Default swap index	10	3,247	1,070	3,133	114	598	2011-2017
Commercial mortgage- backed securities index	633	1,863	556	1,225	638	392	2049-2052
Asset-backed securities index	104	122	122	21	101	144	2037-2046
Loan deliverable credit default swaps	2	481	456	379	102	275	2011-2014
Other	9	4,962	4,551	14	4,948	3,109	2011-2056

Total credit derivatives	$5,180	45,738	27,720	25,857	19,881	17,445

December 31, 2010
Credit default swaps on:
Corporate bonds	$810	30,445	16,360	17,978	12,467	9,440	2011-2020
Structured products	4,145	5,825	5,246	4,948	877	2,482	2016-2056
Credit protection on:
Default swap index	12	2,700	909	2,167	533	1,106	2011-2017
Commercial mortgage-backed securities index	717	1,977	612	924	1,053	779	2049-2052
Asset-backed securities index	128	144	144	46	98	142	2037-2046
Loan deliverable credit default swaps	2	481	456	391	90	261	2011-2014
Other	12	6,127	5,348	41	6,086	2,745	2011-2056

Total credit derivatives	$5,826	47,699	29,075	26,495	21,204	16,955

      Protection sold represents the estimated maximum exposure to loss that would be incurred under an assumed hypothetical circumstance, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. We believe this hypothetical circumstance to be an extremely remote possibility and accordingly, this required disclosure is not an indication of expected loss. The amounts under non-investment grade represent the notional amounts of those credit derivatives on which we have a higher risk of being required to perform under the terms of the credit derivative and are a function of the underlying assets.
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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt, based on certain major credit rating agencies indicated in the relevant contracts, were to fall below investment grade, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $12.1 billion at March 31, 2011, and $12.6 billion at December 31, 2010, respectively, for which we posted $11.4 billion and $12.0 billion, respectively, in collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2011, or December 31, 2010, we would have been required to post additional collateral of $1.1 billion or $1.0 billion, respectively, or potentially settle the contract in an amount equal to its fair value.
Counterparty Credit Risk
By using derivatives, we are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the applicable requirements, derivatives balances and related cash collateral amounts are shown net in the balance sheet. Counterparty credit risk related to derivatives is considered in determining fair value and our assessment of hedge effectiveness.

Note 13: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Trading assets, securities available for sale, derivatives, substantially all prime residential MHFS, certain commercial LHFS, fair value MSRs, principal investments and securities sold but not yet purchased (short sale liabilities) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as certain residential and commercial MHFS, certain LHFS, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
Fair Value Hierarchy
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
Determination of Fair Value
We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.
      In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon our own estimates or combination of our own estimates and independent vendor or broker pricing, and the measurements are often calculated based on current pricing for products we offer or issue, the economic and competitive environment, the characteristics of the asset or liability and other such factors. As with any valuation technique used to estimate fair value, changes in underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Accordingly, these fair value estimates may not be realized in an actual sale or immediate settlement of the asset or liability.
      We incorporate lack of liquidity into our fair value measurement based on the type of asset or liability measured and the valuation methodology used. For example, for certain residential MHFS and certain securities where the significant inputs have become unobservable due to illiquid markets and vendor or broker pricing is not used, we use a discounted cash flow technique to measure fair value. This technique incorporates forecasting of expected cash flows (adjusted for credit loss assumptions and estimated prepayment speeds) discounted at an appropriate market discount rate to reflect the lack of liquidity in the market that a market participant would consider. For other securities where vendor or broker pricing is used, we use either unadjusted broker quotes or vendor prices or vendor or broker prices adjusted by weighting them with internal discounted cash flow techniques to measure fair value. These unadjusted vendor or broker prices inherently reflect any lack of liquidity in the market as the fair value measurement represents an exit price from a market participant viewpoint.
      For complete descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value, see Note 16 in our 2010 Form 10-K. There have been no material changes to our valuation methodologies in first quarter 2011.

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

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

March 31, 2011
Trading assets (excluding derivatives)	$-	1,448	12	38	1,835	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	910	596	-
Securities of U.S. states and political subdivisions	-	15	-	-	14,995	170
Mortgage-backed securities	-	169	54	-	94,826	226
Other debt securities	-	232	4,918	-	15,607	814

Total debt securities	-	416	4,972	910	126,024	1,210
Total marketable equity securities	-	-	-	2	824	16

Total securities available for sale	-	416	4,972	912	126,848	1,226

Derivatives (trading and other assets)	-	50	6	-	667	8
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	32	18	-	785	-
Other liabilities	-	87	-	-	508	-

December 31, 2010
Trading assets (excluding derivatives)	$-	1,211	6	21	2,123	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	936	263	-
Securities of U.S. states and political subdivisions	-	15	-	-	14,055	-
Mortgage-backed securities	-	3	50	-	102,206	169
Other debt securities	-	201	4,133	-	14,376	606

Total debt securities	-	219	4,183	936	130,900	775
Total marketable equity securities	-	-	-	201	727	16

Total securities available for sale	-	219	4,183	1,137	131,627	791

Derivatives (trading and other assets)	-	15	44	-	740	8
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	-	46	-	841	-
Other liabilities	-	20	-	-	393	-

Note 13: Fair Values of Assets and Liabilities (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting		Total

March 31, 2011
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$2,243	4,443	-	-		6,686
Securities of U.S. states and political subdivisions	-	2,319	130	-		2,449
Collateralized debt obligations(1)	-	-	1,910	-		1,910
Corporate debt securities	-	10,845	97	-		10,942
Mortgage-backed securities	-	10,920	144	-		11,064
Asset-backed securities	-	2,167	252	-		2,419
Equity securities	2,475	482	32	-		2,989

Total trading securities	4,718	31,176	2,565	-		38,459

Other trading assets	930	1,076	144	-		2,150

Total trading assets (excluding derivatives)	5,648	32,252	2,709	-		40,609

Securities of U.S. Treasury and federal agencies	912	595	-	-		1,507
Securities of U.S. states and political subdivisions	-	16,129	5,030	-		21,159
Mortgage-backed securities:
Federal agencies	-	75,552	-	-		75,552
Residential	-	18,938	10	-		18,948
Commercial	-	13,499	281	-		13,780

Total mortgage-backed securities	-	107,989	291	-		108,280

Corporate debt securities	38	10,296	494	-		10,828
Collateralized debt obligations(2)	-	-	5,616	-		5,616
Asset-backed securities:
Auto loans and leases	-	190	4,244	-		4,434
Home equity loans	-	986	98	-		1,084
Other asset-backed securities	-	6,519	3,411	-		9,930

Total asset-backed securities	-	7,695	7,753	-		15,448

Other debt securities	-	60	-	-		60

Total debt securities	950	142,764	19,184	-		162,898

Marketable equity securities:
Perpetual preferred securities (3)	788	734	1,989	-		3,511
Other marketable equity securities	1,348	114	35	-		1,497

Total marketable equity securities	2,136	848	2,024	-		5,008

Total securities available for sale	3,086	143,612	21,208	-		167,906

Mortgages held for sale	-	25,617	3,314	-		28,931
Loans held for sale	-	1,003	-	-		1,003
Loans	-	-	98	-		98
Mortgage servicing rights (residential)	-	-	15,648	-		15,648
Derivative assets:
Interest rate contracts	6	56,864	715	-		57,585
Commodity contracts	-	5,386	60	-		5,446
Equity contracts	626	2,298	874	-		3,798
Foreign exchange contracts	86	4,995	59	-		5,140
Credit contracts	-	1,935	2,645	-		4,580
Other derivative contracts	1	-	8	-		9

Netting	-	-	-	(54,113	) (4)	(54,113)

Total derivative assets (5)	719	71,478	4,361	(54,113)		22,445

Other assets	39	141	311	-		491

Total assets recorded at fair value	$9,492	274,103	47,649	(54,113)		277,131

Derivative liabilities:
Interest rate contracts	$(10)	(53,149)	(416)	-		(53,575)
Commodity contracts	-	(4,877)	(63)	-		(4,940)
Equity contracts	(328)	(2,553)	(1,099)	-		(3,980)
Foreign exchange contracts	(67)	(3,441)	(36)	-		(3,544)
Credit contracts	-	(1,993)	(3,796)	-		(5,789)
Other derivative contracts	-	-	(26)	-		(26)

Netting	-	-	-	59,793	(4)	59,793

Total derivative liabilities (6)	(405)	(66,013)	(5,436)	59,793		(12,061)

Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(3,982)	(1,259)	-	-		(5,241)
Corporate debt securities	-	(4,887)	-	-		(4,887)
Equity securities	(1,917)	(36)	-	-		(1,953)
Other securities	-	(144)	(106)	-		(250)

Total short sale liabilities	(5,899)	(6,326)	(106)	-		(12,331)

Other liabilities	-	(179)	(136)	-		(315)

Total liabilities recorded at fair value	$(6,304)	(72,518)	(5,678)	59,793		(24,707)

(1)	Includes collateralized loan obligations of $740 million that are classified as trading assets.

(2)	Includes collateralized loan obligations of $5.0 billion that are classified as securities available for sale.

(3)	Perpetual preferred securities are primarily ARS. See Note 7 for additional information.

(4)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

(5)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.

(6)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3	Netting		Total

December 31, 2010
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$1,340	3,335	-	-		4,675
Securities of U.S. states and political subdivisions	-	1,893	5	-		1,898
Collateralized debt obligations (1)	-	-	1,915	-		1,915
Corporate debt securities	-	10,164	166	-		10,330
Mortgage-backed securities	-	9,137	117	-		9,254
Asset-backed securities	-	1,811	366	-		2,177
Equity securities	2,143	625	34	-		2,802

Total trading securities	3,483	26,965	2,603	-		33,051

Other trading assets	816	987	136	-		1,939

Total trading assets (excluding derivatives)	4,299	27,952	2,739	-		34,990

Securities of U.S. Treasury and federal agencies	938	666	-	-		1,604
Securities of U.S. states and political subdivisions	-	14,090	4,564	-		18,654
Mortgage-backed securities:
Federal agencies	-	82,037	-	-		82,037
Residential	-	20,183	20	-		20,203
Commercial	-	13,337	217	-		13,554

Total mortgage-backed securities	-	115,557	237	-		115,794

Corporate debt securities	-	9,846	433	-		10,279
Collateralized debt obligations (2)	-	-	4,778	-		4,778
Asset-backed securities:
Auto loans and leases	-	223	6,133	-		6,356
Home equity loans	-	998	112	-		1,110
Other asset-backed securities	-	5,285	3,150	-		8,435

Total asset-backed securities	-	6,506	9,395	-		15,901

Other debt securities	-	370	85	-		455

Total debt securities	938	147,035	19,492	-		167,465

Marketable equity securities:
Perpetual preferred securities (3)	721	677	2,434	-		3,832
Other marketable equity securities	1,224	101	32	-		1,357

Total marketable equity securities	1,945	778	2,466	-		5,189

Total securities available for sale	2,883	147,813	21,958	-		172,654

Mortgages held for sale	-	44,226	3,305	-		47,531
Loans held for sale	-	873	-	-		873
Loans	-	-	309	-		309
Mortgage servicing rights (residential)	-	-	14,467	-		14,467
Derivative assets:
Interest rate contracts	-	67,380	869	-		68,249
Commodity contracts	-	4,133	-	-		4,133
Equity contracts	511	2,040	721	-		3,272
Foreign exchange contracts	42	4,257	51	-		4,350
Credit contracts	-	2,148	3,198	-		5,346
Other derivative contracts	8	-	-	-		8

Netting	-	-	-	(63,469	) (4)	(63,469)

Total derivative assets (5)	561	79,958	4,839	(63,469)		21,889

Other assets	38	45	314	-		397

Total assets recorded at fair value	$7,781	300,867	47,931	(63,469)		293,110

Derivative liabilities:
Interest rate contracts	$(7)	(62,769)	(792)	-		(63,568)
Commodity contracts	-	(3,917)	(1)	-		(3,918)
Equity contracts	(259)	(2,291)	(946)	-		(3,496)
Foreign exchange contracts	(69)	(3,351)	(42)	-		(3,462)
Credit contracts	-	(2,199)	(4,215)	-		(6,414)
Other derivative contracts	-	-	(35)	-		(35)

Netting	-	-	-	70,009	(4)	70,009

Total derivative liabilities (6)	(335)	(74,527)	(6,031)	70,009		(10,884)

Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(2,827)	(1,129)	-	-		(3,956)
Corporate debt securities	-	(3,798)	-	-		(3,798)
Equity securities	(1,701)	(178)	-	-		(1,879)
Other securities	-	(347)	-	-		(347)

Total short sale liabilities	(4,528)	(5,452)	-	-		(9,980)

Other liabilities	-	(36)	(344)	-		(380)

Total liabilities recorded at fair value	$(4,863)	(80,015)	(6,375)	70,009		(21,244)

(1)	Includes collateralized loan obligations of $671 million that are classified as trading assets.

(2)	Includes collateralized loan obligations of $4.2 billion that are classified as securities available for sale.

(3)	Perpetual preferred securities are primarily ARS. See Note 7 for additional information.

(4)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

(5)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.

(6)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.

Note 13: Fair Values of Assets and Liabilities (continued)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2011, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in net

			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net	Level 3	Level 3	period	at period end (1)

Quarter ended March 31, 2011
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$5	2	-	85	38	-	130	1
Collateralized debt obligations	1,915	13	-	(17)	-	(1)	1,910	(10)
Corporate debt securities	166	(2)	-	(67)	-	-	97	-
Mortgage-backed securities	117	5	-	18	4	-	144	(3)
Asset-backed securities	366	9	-	(13)	-	(110)	252	9
Equity securities	34	(1)	-	(2)	1	-	32	(2)

Total trading securities	2,603	26	-	4	43	(111)	2,565	(5)

Other trading assets	136	6	-	2	-	-	144	17

Total trading assets (excluding derivatives)	2,739	32	-	6	43	(111)	2,709	12	(2)

Securities available for sale:
Securities of U.S. states and political subdivisions	4,564	2	69	395	-	-	5,030	3
Mortgage-backed securities:
Residential	20	-	(1)	2	6	(17)	10	(1)
Commercial	217	(8)	70	2	-	-	281	(4)

Total mortgage-backed securities	237	(8)	69	4	6	(17)	291	(5)

Corporate debt securities	433	2	9	49	1	-	494	-
Collateralized debt obligations	4,778	53	153	632	-	-	5,616	-
Asset-backed securities:
Auto loans and leases	6,133	1	(39)	(1,851)	-	-	4,244	-
Home equity loans	112	2	1	(1)	10	(26)	98	(1)
Other asset-backed securities	3,150	(5)	55	162	49	-	3,411	-

Total asset-backed securities	9,395	(2)	17	(1,690)	59	(26)	7,753	(1)

Other debt securities	85	-	-	(85)	-	-	-	-

Total debt securities	19,492	47	317	(695)	66	(43)	19,184	(3)	(3)

Marketable equity securities:
Perpetual preferred securities	2,434	68	6	(519)	-	-	1,989	-
Other marketable equity securities	32	-	-	3	-	-	35	-

Total marketable equity securities	2,466	68	6	(516)	-	-	2,024	-	(4)

Total securities available for sale	21,958	115	323	(1,211)	66	(43)	21,208	(3)

Mortgages held for sale	3,305	(32)	-	42	72	(73)	3,314	(32)	(5)
Loans	309	10	-	(221)	-	-	98	10	(5)
Mortgage servicing rights	14,467	(81)	-	1,262	-	-	15,648	499	(5)
Net derivative assets and liabilities:
Interest rate contracts	77	406	-	(185)	1	-	299	(9)
Commodity contracts	(1)	-	-	1	(3)	-	(3)	-
Equity contracts	(225)	-	-	6	-	(6)	(225)	29
Foreign exchange contracts	9	21	-	(7)	-	-	23	11
Credit contracts	(1,017)	(86)	-	(48)	-	-	(1,151)	(133)
Other derivative contracts	(35)	17	-	-	-	-	(18)	-

Total derivative contracts	(1,192)	358	-	(233)	(2)	(6)	(1,075)	(102)	(6)

Other assets	314	2	-	(5)	-	-	311	4	(2)
Short sale liabilities (corporate debt securities)	-	1	-	(107)	-	-	(106)	-
Other liabilities (excluding derivatives)	(344)	(9)	-	217	-	-	(136)	(10)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(2)	Included in other noninterest income in the income statement.

(3)	Included in debt securities available for sale in the income statement.

(4)	Included in equity investments in the income statement.

(5)	Included in mortgage banking in the income statement.

(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.
(continued on following page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2011.

(in millions)	Purchases	Sales	Issuances	Settlements	Net

Quarter ended March 31, 2011
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$97	(12)	-	-	85
Collateralized debt obligations	365	(366)	-	(16)	(17)
Corporate debt securities	13	(80)	-	-	(67)
Mortgage-backed securities	345	(327)	-	-	18
Asset-backed securities	245	(243)	-	(15)	(13)
Equity securities	5	(7)	-	-	(2)

Total trading securities	1,070	(1,035)	-	(31)	4

Other trading assets	2	-	-	-	2

Total trading assets (excluding derivatives)	1,072	(1,035)	-	(31)	6

Securities available for sale:
Securities of U.S. states and political subdivisions	557	6	-	(168)	395
Mortgage-backed securities:
Residential	4	-	-	(2)	2
Commercial	4	-	-	(2)	2

Total mortgage-backed securities	8	-	-	(4)	4

Corporate debt securities	95	-	-	(46)	49
Collateralized debt obligations	865	(20)	-	(213)	632
Asset-backed securities:
Auto loans and leases	366	-	-	(2,217)	(1,851)
Home equity loans	-	-	-	(1)	(1)
Other asset-backed securities	797	(17)	-	(618)	162

Total asset-backed securities	1,163	(17)	-	(2,836)	(1,690)

Other debt securities	-	(85)	-	-	(85)

Total debt securities	2,688	(116)	-	(3,267)	(695)

Marketable equity securities:
Perpetual preferred securities	1	-	-	(520)	(519)
Other marketable equity securities	3	-	-	-	3

Total marketable equity securities	4	-	-	(520)	(516)

Total securities available for sale	2,692	(116)	-	(3,787)	(1,211)

Mortgages held for sale	219	-	-	(177)	42
Loans	-	(210)	-	(11)	(221)
Mortgage servicing rights	-	-	1,262	-	1,262
Net derivative assets and liabilities:
Interest rate contracts	-	1	-	(186)	(185)
Commodity contracts	-	-	-	1	1
Equity contracts	49	(124)	-	81	6
Foreign exchange contracts	2	(2)	-	(7)	(7)
Credit contracts	1	(1)	-	(48)	(48)

Total derivative contracts	52	(126)	-	(159)	(233)

Other assets	-	(1)	-	(4)	(5)
Short sale liabilities (corporate debt securities)	(114)	7	-	-	(107)
Other liabilities (excluding derivatives)	-	-	-	217	217

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2010, are summarized as follows:
Note 13: Fair Values of Assets and Liabilities (continued)

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in net

			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net	Level 3	Level 3	period	at period end (1)

Quarter ended March 31, 2010
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$5	2	-	(4)	9	-	12	-
Collateralized debt obligations	1,133	351	-	405	-	-	1,889	33
Corporate debt securities	223	7	-	40	9	(3)	276	5
Mortgage-backed securities	146	2	-	116	-	(123)	141	2
Asset-backed securities	497	12	-	(190)	1	(71)	249	11
Equity securities	36	1	-	28	2	-	67	-

Total trading securities	2,040	375	-	395	21	(197)	2,634	51

Other trading assets	271	(15)	-	-	-	(82)	174	(7)

Total trading assets (excluding derivatives)	2,311	360	-	395	21	(279)	2,808	44	(2)

Securities available for sale:
Securities of U.S. states and political subdivisions	818	1	62	1,968	28	(6)	2,871	-
Mortgage-backed securities:
Residential	1,084	(7)	7	(40)	184	(822)	406	(3)
Commercial	1,799	-	5	1	59	(1,361)	503	(7)

Total mortgage-backed securities	2,883	(7)	12	(39)	243	(2,183)	909	(10)

Corporate debt securities	367	1	44	(6)	138	(41)	503	-
Collateralized debt obligations	3,725	39	76	223	-	(212)	3,851	(6)
Asset-backed securities:
Auto loans and leases	8,525	-	(67)	(1,049)	178	-	7,587	-
Home equity loans	1,677	(1)	7	(1)	15	(1,590)	107	(3)
Other asset-backed securities	2,308	54	(43)	(137)	679	(671)	2,190	(1)

Total asset-backed securities	12,510	53	(103)	(1,187)	872	(2,261)	9,884	(4)

Other debt securities	77	-	(3)	5	-	-	79	-

Total debt securities	20,380	87	88	964	1,281	(4,703)	18,097	(20)	(3)

Marketable equity securities:
Perpetual preferred securities	2,305	8	(12)	678	-	(12)	2,967	-
Other marketable equity securities	88	-	-	(53)	-	(23)	12	-

Total marketable equity securities	2,393	8	(12)	625	-	(35)	2,979	-	(4)

Total securities available for sale	22,773	95	76	1,589	1,281	(4,738)	21,076	(20)

Mortgages held for sale	3,523	2	-	(162)	99	(124)	3,338	(1)	(5)
Loans	-	44	-	(39)	366	-	371	44	(5)
Mortgage servicing rights	16,004	(1,396)	-	1,054	-	(118)	15,544	(777)	(5)
Net derivative assets and liabilities:
Interest rate contracts	(114)	988	-	(617)	-	-	257	54
Equity contracts	(344)	80	-	20	(28)	(9)	(281)	1
Foreign exchange contracts	(1)	5	-	-	-	-	4	-
Credit contracts	(330)	(490)	-	56	6	-	(758)	(461)
Other derivative contracts	(43)	13	-	-	-	-	(30)	-

Total derivative contracts	(832)	596	-	(541)	(22)	(9)	(808)	(406)	(6)

Other assets	1,373	23	-	(30)	-	(989)	377	(8)	(2)
Short sale liabilities (corporate debt securities)	(26)	(2)	-	(37)	-	-	(65)	(1)
Other liabilities (excluding derivatives) (7)	(10)	(36)	-	29	(359)	-	(376)	(37)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(2)	Included in other noninterest income in the income statement.

(3)	Included in debt securities available for sale in the income statement.

(4)	Included in equity investments in the income statement.

(5)	Included in mortgage banking in the income statement.

(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(7)	Balances have been revised to conform with current period presentation.

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
      We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. For the quarter ended March 31, 2011, there were no significant transfers in or out of Levels 1, 2 or 3.
      Significant changes to Level 3 assets for the quarter ended March 31, 2010, are described as follows:
•	We adopted new consolidation accounting guidance, which impacted Level 3 balances for certain financial instruments. Reductions in Level 3 balances, which represent derecognition of existing investments in newly consolidated VIEs, are reflected as transfers out for the following categories: trading assets, $276 million; securities available for sale, $1.9 billion; and mortgage servicing rights, $118 million. Increases in Level 3 balances, which represent newly consolidated VIE assets, are reflected as transfers in for the following categories: securities available for sale, $829 million; loans, $366 million; and long-term debt, $359 million.
•	We transferred $1.4 billion of debt securities available for sale from Level 3 to Level 2 due to an increase in the volume of trading activity for certain securities, which resulted in increased occurrences of observable market prices.

Note 13: Fair Values of Assets and Liabilities (continued)
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the quarter ended March 31, 2011, and year ended December 31, 2010, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets or portfolios at period end.

	March 31, 2011				December 31, 2010

(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Mortgages held for sale (1)	$-	2,136	871	3,007	-	2,000	891	2,891
Loans held for sale	-	364	-	364	-	352	-	352
Loans:
Commercial	-	714	120	834	-	2,480	67	2,547
Consumer	-	2,457	5	2,462	-	5,870	18	5,888

Total loans (2)	-	3,171	125	3,296	-	8,350	85	8,435

Mortgage servicing rights (amortized)	-	-	97	97	-	-	104	104
Other assets (3)	-	525	89	614	-	765	82	847

(1)	Predominantly real estate 1-4 family first mortgage loans measured at LOCOM.

(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Includes the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement.

	Quarter ended March 31,

(in millions)	2011	2010

Mortgages held for sale	$(26)	17
Loans held for sale	2	9
Loans:
Commercial (1)	(240)	(838)
Consumer (2)	(1,752)	(3,310)

Total loans	(1,992)	(4,148)

Mortgage servicing rights (amortized)	(6)	-
Other assets (3)	(116)	(101)

Total	$(2,138)	(4,223)

(1)	Prior period amount has been revised to correct previously reported amounts.

(2)	Represents write-downs of loans based on the appraised value of the collateral. Prior period amount has been revised to conform with current period presentation.

(3)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

				Redemption
	Fair	Unfunded	Redemption	notice
(in millions)	value	commitments	frequency	period

March 31, 2011
Offshore funds	$1,739	-	Daily - Annually	1 - 180 days
Funds of funds	6	-	Monthly - Quarterly	10 - 90 days
Hedge funds	26	-	Monthly - Annually	30 - 120 days
Private equity funds	1,927	687	N/A	N/A
Venture capital funds	88	34	N/A	N/A

Total	$3,786	721

December 31, 2010
Offshore funds	$1,665	-	Daily - Annually	1 - 180 days
Funds of funds	63	-	Monthly - Quarterly	10 - 90 days
Hedge funds	23	-	Monthly - Annually	30 - 120 days
Private equity funds	1,830	669	N/A	N/A
Venture capital funds	88	36	N/A	N/A

Total	$3,669	705

N/A - Not applicable
     Offshore funds primarily invest in investment grade European fixed-income securities. Redemption restrictions are in place for investments with a fair value of $72 million and $74 million at March 31, 2011, and December 31, 2010, respectively, due to lock-up provisions that will remain in effect until November 2013.
     Private equity funds invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buyouts, recapitalizations and expansion opportunities. Substantially all of these investments do not allow redemptions. Alternatively, we receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next nine years.
     Venture capital funds invest in domestic and foreign companies in a variety of industries, including information technology, financial services and healthcare. These investments can never be redeemed with the funds. Instead, we receive distributions as the underlying assets of the fund liquidate, which we expect to occur over the next six years.

Note 13: Fair Values of Assets and Liabilities (continued)
Fair Value Option
We measure MHFS at fair value for prime MHFS originations for which an active secondary market and readily available market prices exist to reliably support fair value pricing models used for these loans. Loan origination fees on these loans are recorded when earned, and related direct loan origination costs are recognized when incurred. We also measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe fair value measurement for prime MHFS and other interests held, which we hedge with free-standing derivatives (economic hedges) along with our MSRs, measured at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.
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
     Upon the adoption of new consolidation guidance on January 1, 2010, we elected to measure at fair value the eligible assets (loans) and liabilities (long-term debt) of certain nonconforming mortgage loan securitization VIEs. We elected the fair value option for such newly consolidated VIEs to continue fair value accounting as our interests prior to consolidation were predominantly carried at fair value with changes in fair value recognized in earnings.
     The following table reflects the differences between fair value carrying amount of certain assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

	March 31, 2011					December 31, 2010

			Fair value					Fair value
			carrying					carrying
			amount					amount
			less					less
	Fair value	Aggregate	aggregate			Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid			carrying	unpaid	unpaid
(in millions)	amount	principal	principal			amount	principal	principal

Mortgages held for sale:
Total loans	$28,931	29,071	(140	) (	1)	47,531	47,818	(287)	(1)
Nonaccrual loans	314	649	(335)			325	662	(337)
Loans 90 days or more past due and still accruing	34	44	(10)			38	47	(9)
Loans held for sale:
Total loans	1,003	1,031	(28)			873	897	(24)
Nonaccrual loans	17	26	(9)			1	7	(6)
Loans:
Total loans	98	120	(22)			309	348	(39)
Nonaccrual loans	11	14	(3)			13	16	(3)
Loans 90 days or more past due and still accruing	-	-	-			2	2	-
Long-term debt	99	121	(22)			306	353	(47)

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown, by income statement line item, below.

	Quarter ended March 31,

	2011		2010

	Mortgage banking		Mortgage banking
	noninterest income		noninterest income

	Net gains (losses) on	Other	Net gains (losses) on	Other
	mortgage loan origination/	noninterest	mortgage loan origination/	noninterest
(in millions)	sales activities	income	sales activities	income

Mortgages held for sale	$658	-	1,462	-
Loans held for sale	-	9	-	14
Loans	10	-	44	-
Long-term debt	(10)	-	(37)	-
Other interests held	-	10	-	(18)

     The following table shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.

	Quarter ended Mar. 31,
(in millions)	2011	2010

Gains (losses) attributable to
instrument-specific credit risk:
Mortgages held for sale	$(59)	(22)
Loans held for sale	9	14

Total	$(50)	(8)

     For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. In recent years spreads have been significantly affected by the lack of liquidity in the secondary market for mortgage loans. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk.

Note 13: Fair Values of Assets and Liabilities (continued)
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

	March 31, 2011		December 31, 2010

	Carrying	Estimated	Carrying	Estimated
(in millions)	amount	fair value	amount	fair value

Financial assets
Mortgages held for sale (1)	$4,190	4,191	4,232	4,234
Loans held for sale (2)	425	445	417	441
Loans, net (3)	716,256	705,958	721,016	710,147
Nonmarketable equity investments (cost method)	8,246	8,751	8,494	8,814

Financial liabilities
Deposits	837,662	839,093	847,942	849,642
Long-term debt (3)(4)	148,346	150,859	156,651	159,996

(1)	Balance excludes MHFS for which the fair value option was elected.

(2)	Balance excludes LHFS for which the fair value option was elected.

(3)	At March 31, 2011, loans and long-term debt exclude balances for which the fair value option was elected. Loans exclude lease financing with a carrying amount of $12.9 billion at March 31, 2011, and $13.1 billion at December 31, 2010.

(4)	The carrying amount and fair value exclude obligations under capital leases of $158 million at March 31, 2011, and $26 million at December 31, 2010.

     Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $612 million at March 31, 2011, and $673 million at December 31, 2010.

Note 14: Preferred Stock

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Our total issued and outstanding preferred stock includes Dividend Equalization Preferred (DEP) shares and Series I, J, K and L, which are presented in the following tables, and Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock, which are presented in the tables on the following page.

March 31, 2011 and December 31, 2010

	Liquidation	Shares
	preference	authorized
	per share	and designated

DEP Shares
Dividend Equalization Preferred Shares	$10	97,000

Series A
Non-Cumulative Perpetual
Preferred Stock	100,000	25,001

Series B
Non-Cumulative Perpetual
Preferred Stock	100,000	17,501

Series G
7.25% Class A Preferred Stock	15,000	50,000

Series H
Floating Class A Preferred Stock	20,000	50,000

Series I
5.80% Fixed to Floating Class A
Preferred Stock	100,000	25,010

Series J
8.00% Non-Cumulative Perpetual
Class A Preferred Stock	1,000	2,300,000

Series K
7.98% Fixed-to-Floating Non-Cumulative
Perpetual Class A Preferred Stock	1,000	3,500,000

Series L
7.50% Non-Cumulative Perpetual
Convertible Class A Preferred Stock	1,000	4,025,000

Total		10,089,512

	March 31, 2011				December 31, 2010
	Shares				Shares
	issued and		Carrying		issued and		Carrying
(in millions, except shares)	outstanding	Par value	value	Discount	outstanding	Par value	value	Discount

DEP Shares
Dividend Equalization Preferred Shares	96,546	$-	-	-	96,546	$-	-	-

Series I (1)
5.80% Fixed to Floating Class A Preferred Stock	25,010	2,501	2,501	-	-	-	-	-

Series J (1)
8.00% Non-Cumulative Perpetual Class A
Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155

Series K (1)
7.98% Fixed-to-Floating Non-Cumulative
Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476

Series L (1)
7.50% Non-Cumulative Perpetual
Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768

Total	9,591,931	$11,971	10,572	1,399	9,566,921	$9,470	8,071	1,399

(1)	Preferred shares qualify as Tier 1 capital.

     In March 2011, the Company issued preferred stock for Series I (25,010 shares with a par value of $2.5 billion) to an unconsolidated wholly-owned trust related to our income trust securities.
     We have a commitment to issue preferred stock for Series A ($2.5 billion) and Series B ($1.8 billion) to unconsolidated wholly-owned trusts. The issuance dates are dependent on the sale of our income trust securities held by these trusts to third party investors, but we expect those dates will be March 2013 and September 2013, respectively. See Note 7 for additional information on our trust preferred securities. We do not have a commitment to issue Series G or H preferred stock.

ESOP CUMULATIVE CONVERTIBLE PREFERRED STOCK All shares of our ESOP Cumulative Convertible Preferred Stock (ESOP Preferred Stock) were issued to a trustee acting on behalf of the Wells Fargo & Company 401(k) Plan (the 401(k) Plan). Dividends on the ESOP Preferred Stock are cumulative from the date of initial issuance and are payable quarterly at annual rates based upon the year of issuance. Each share of ESOP Preferred Stock released from the unallocated reserve of the 401(k) Plan is converted into shares of our common stock based on the stated
value of the ESOP Preferred Stock and the then current market price of our common stock. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. We have the option to redeem the ESOP Preferred Stock at any time, in whole or in part, at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends or (b) the fair market value, as defined in the Certificates of Designation for the ESOP Preferred Stock.

	Shares issued and outstanding		Carrying value		Adjustable
	March 31,	December 31,	March 31,	December 31,	dividend rate
(in millions, except shares)	2011	2010	2011	2010	Minimum	Maximum

ESOP Preferred Stock $1,000 liquidation preference per share
2011	707,127	-	$707	-	9.00%	10.00
2010	287,161	287,161	287	287	9.50	10.50
2008	104,854	104,854	105	105	10.50	11.50
2007	82,994	82,994	83	83	10.75	11.75
2006	58,632	58,632	59	59	10.75	11.75
2005	40,892	40,892	41	41	9.75	10.75
2004	26,815	26,815	27	27	8.50	9.50
2003	13,591	13,591	13	13	8.50	9.50
2002	3,443	3,443	3	3	10.50	11.50

Total ESOP Preferred Stock (1)	1,325,509	618,382	$1,325	618

Unearned ESOP shares (2)			$(1,430)	(663)

(1)	At March 31, 2011, and December 31, 2010, additional paid-in capital included $105 million and $45 million, respectively, related to preferred stock.

(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 15: Employee Benefits

We sponsor a noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of
Wells Fargo; the benefits earned under the Cash Balance Plan were frozen effective July 1, 2009.
     The net periodic benefit cost was:

	2011			2010

	Pension benefits			Pension benefits

		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended March 31,
Service cost	$1	-	3	1	-	3
Interest cost	130	9	18	139	9	20
Expected return on plan assets	(189)	-	(10)	(179)	-	(7)
Amortization of net actuarial loss	21	2	-	26	1	-
Amortization of prior service credit	-	-	(1)	-	-	(1)
Settlement	2	-	-	-	-	-

Net periodic benefit cost (income)	$(35)	11	10	(13)	10	15

Note 16: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31,

(in millions, except per share amounts)	2011	2010

Wells Fargo net income	$3,759	2,547
Less: Preferred stock dividends and other (1)	189	175

Wells Fargo net income applicable to common stock (numerator)	$3,570	2,372

Earnings per common share
Average common shares outstanding (denominator)	5,278.8	5,190.4
Per share	$0.68	0.46

Diluted earnings per common share
Average common shares outstanding	5,278.8	5,190.4
Add: Stock options	37.8	31.1
Restricted share rights	16.5	3.7

Diluted average common shares outstanding (denominator)	5,333.1	5,225.2

Per share	$0.67	0.45

(1)	Includes $184 million of preferred stock dividends for both first quarter 2011 and 2010.

     The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares

	Quarter ended March 31,

(in millions)	2011	2010

Options	69.0	190.1
Warrants	39.4	110.3

Note 17: Operating Segments

We have three operating segments for management reporting: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The results for these operating segments are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to GAAP for financial accounting. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. In first quarter 2010, we conformed certain funding and allocation methodologies of legacy Wachovia to those of Wells Fargo; in addition, integration expense related to mergers other than the Wachovia merger is now included in segment results. In fourth quarter 2010, we aligned certain lending businesses into Wholesale Banking from Community Banking to reflect our previously announced restructuring of Wells Fargo Financial. In first quarter 2011, we realigned a private equity business into Wholesale Banking from Community Banking. The prior periods have been revised to reflect these changes.
Community Banking offers a complete line of diversified financial products and services to consumers and small businesses with annual sales generally up to $20 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and securities brokerage through affiliates. These products and services include the Wells Fargo Advantage FundsSM, a family of mutual funds. Loan products include lines of credit, auto floor plan lines, equity lines and loans, equipment and transportation loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include equipment leases, real estate and other commercial financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, Health Savings Accounts, credit cards, and merchant payment processing. Community Banking also purchases sales finance contracts from retail merchants throughout the United States and directly from auto dealers in Puerto Rico. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts, time deposits and debit cards.
     Community Banking serves customers through a complete range of channels, including traditional banking stores, in-store banking centers, business centers, ATMs, Online and Mobile Banking, and Wells Fargo Customer Connection, a 24-hours a day, seven days a week telephone service.
Wholesale Banking provides financial solutions to businesses across the United States with annual sales generally in excess of $20 million and to financial institutions globally. Wholesale
Banking provides a complete line of commercial, corporate, capital markets, cash management and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, international trade facilities, trade financing, collection services, foreign exchange services, treasury management, investment management, institutional fixed-income sales, interest rate, commodity and equity risk management, online/electronic products such as the Commercial Electronic Office® (CEO®) portal, insurance, corporate trust fiduciary and agency services, and investment banking services. Wholesale Banking manages customer investments through institutional separate accounts and mutual funds, including the Wells Fargo Advantage Funds and Wells Capital Management. Wholesale Banking also supports the CRE market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, CRE loan servicing and real estate and mortgage brokerage services.
Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client’s needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and trust. Family Wealth meets the unique needs of ultra high net worth customers. Brokerage serves customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.
Other includes corporate items (such as integration expenses related to the Wachovia merger) not specific to a business segment and elimination of certain items that are included in more than one business segment.

					Wealth, Brokerage				Consolidated
(income/expense in millions,	Community Banking		Wholesale Banking		and Retirement		Other (1)		Company
average balances in billions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Quarter ended March 31,
Net interest income (2)	$7,543	8,253	2,755	2,554	696	664	(343)	(324)	10,651	11,147
Provision for credit losses	2,065	4,519	134	810	41	63	(30)	(62)	2,210	5,330
Noninterest income	5,094	5,711	2,705	2,869	2,454	2,246	(575)	(525)	9,678	10,301
Noninterest expense	7,605	7,205	2,800	2,685	2,559	2,390	(231)	(163)	12,733	12,117

Income (loss) before income tax expense (benefit)	2,967	2,240	2,526	1,928	550	457	(657)	(624)	5,386	4,001
Income tax expense (benefit)	742	777	872	688	208	173	(250)	(237)	1,572	1,401

Net income (loss) before noncontrolling interests	2,225	1,463	1,654	1,240	342	284	(407)	(387)	3,814	2,600
Less: Net income from noncontrolling interests	50	48	2	3	3	2	-	-	55	53

Net income (loss) (3)	$2,175	1,415	1,652	1,237	339	282	(407)	(387)	3,759	2,547

Average loans	$509.8	550.4	234.7	237.0	42.7	43.8	(33.1)	(33.8)	754.1	797.4
Average assets	759.9	776.8	399.6	369.5	146.5	137.8	(64.8)	(58.0)	1,241.2	1,226.1
Average core deposits	548.1	531.5	184.8	161.6	125.4	121.1	(61.5)	(55.0)	796.8	759.2

(1)	Includes Wachovia integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing services and products for wealth management customers provided in Community Banking stores.
(2)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.
(3)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.

Note 18: Condensed Consolidating Financial Statements

Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its owned subsidiaries (WFFI).
Condensed Consolidating Statement of Income

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Quarter ended March 31, 2011
Dividends from subsidiaries:
Bank	$1,592	-	-	(1,592)	-
Nonbank	-	-	-	-	-
Interest income from loans	-	578	8,932	(123)	9,387
Interest income from subsidiaries	308	-	-	(308)	-
Other interest income	48	29	3,008	-	3,085

Total interest income	1,948	607	11,940	(2,023)	12,472

Deposits	-	-	615	-	615
Short-term borrowings	105	15	187	(281)	26
Long-term debt	694	167	393	(150)	1,104
Other interest expense	1	-	75	-	76

Total interest expense	800	182	1,270	(431)	1,821

Net interest income	1,148	425	10,670	(1,592)	10,651
Provision for credit losses	-	247	1,963	-	2,210

Net interest income after provision for credit losses	1,148	178	8,707	(1,592)	8,441

Noninterest income
Fee income – nonaffiliates	-	28	5,846	-	5,874
Other	(3)	24	3,939	(156)	3,804

Total noninterest income	(3)	52	9,785	(156)	9,678

Noninterest expense
Salaries and benefits	190	27	6,976	-	7,193
Other	153	145	5,398	(156)	5,540

Total noninterest expense	343	172	12,374	(156)	12,733

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	802	58	6,118	(1,592)	5,386
Income tax expense (benefit)	(434)	15	1,991	-	1,572
Equity in undistributed income of subsidiaries	2,523	-	-	(2,523)	-

Net income (loss) before noncontrolling interests	3,759	43	4,127	(4,115)	3,814
Less: Net income from noncontrolling interests	-	-	55	-	55

Parent, WFFI, Other and Wells Fargo net income (loss)	$3,759	43	4,072	(4,115)	3,759

Quarter ended March 31, 2010
Dividends from subsidiaries:
Bank	$-	-	-	-	-
Nonbank	6	-	-	(6)	-
Interest income from loans	-	726	9,350	(38)	10,038
Interest income from subsidiaries	348	-	-	(348)	-
Other interest income	78	30	3,079	-	3,187

Total interest income	432	756	12,429	(392)	13,225

Deposits	-	-	735	-	735
Short-term borrowings	23	9	94	(108)	18
Long-term debt	718	287	549	(278)	1,276
Other interest expense	-	-	49	-	49

Total interest expense	741	296	1,427	(386)	2,078

Net interest income	(309)	460	11,002	(6)	11,147
Provision for credit losses	-	321	5,009	-	5,330

Net interest income after provision for credit losses	(309)	139	5,993	(6)	5,817

Noninterest income
Fee income – nonaffiliates	-	28	5,779	-	5,807
Other	211	47	4,387	(151)	4,494

Total noninterest income	211	75	10,166	(151)	10,301

Noninterest expense
Salaries and benefits	(33)	70	6,591	-	6,628
Other	258	147	5,235	(151)	5,489

Total noninterest expense	225	217	11,826	(151)	12,117

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	(323)	(3)	4,333	(6)	4,001
Income tax expense (benefit)	(90)	(1)	1,492	-	1,401
Equity in undistributed income of subsidiaries	2,780	-	-	(2,780)	-

Net income (loss) before noncontrolling interests	2,547	(2)	2,841	(2,786)	2,600
Less: Net income from noncontrolling interests	-	-	53	-	53

Parent, WFFI, Other and Wells Fargo net income (loss)	$2,547	(2)	2,788	(2,786)	2,547

Condensed Consolidating Balance Sheets

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

March 31, 2011

Assets
Cash and cash equivalents due from:
Subsidiary banks	$31,906	232	-	(32,138)	-
Nonaffiliates	24	186	109,809	-	110,019
Securities available for sale	2,390	2,687	162,829	-	167,906
Mortgages and loans held for sale	-	-	34,549	-	34,549

Loans	7	29,359	738,193	(16,404)	751,155
Loans to subsidiaries:
Bank	3,885	-	-	(3,885)	-
Nonbank	52,081	-	-	(52,081)	-
Allowance for loan losses	-	(1,670)	(20,313)	-	(21,983)

Net loans	55,973	27,689	717,880	(72,370)	729,172

Investments in subsidiaries:
Bank	135,857	-	-	(135,857)	-
Nonbank	15,600	-	-	(15,600)	-
Other assets	8,815	1,161	194,226	(1,182)	203,020

Total assets	$250,565	31,955	1,219,293	(257,147)	1,244,666

Liabilities and equity
Deposits	$-	-	869,800	(32,138)	837,662
Short-term borrowings	785	15,977	86,275	(48,300)	54,737
Accrued expenses and other liabilities	7,294	1,566	61,043	(1,182)	68,721
Long-term debt	96,767	12,746	50,912	(11,822)	148,603
Indebtedness to subsidiaries	12,248	-	-	(12,248)	-

Total liabilities	117,094	30,289	1,068,030	(105,690)	1,109,723

Parent, WFFI, Other and Wells Fargo stockholders’ equity	133,471	1,666	149,791	(151,457)	133,471
Noncontrolling interests	-	-	1,472	-	1,472

Total equity	133,471	1,666	151,263	(151,457)	134,943

Total liabilities and equity	$250,565	31,955	1,219,293	(257,147)	1,244,666

December 31, 2010

Assets
Cash and cash equivalents due from:
Subsidiary banks	$30,240	154	-	(30,394)	-
Nonaffiliates	9	212	96,460	-	96,681
Securities available for sale	2,368	2,742	167,544	-	172,654
Mortgages and loans held for sale	-	-	53,053	-	53,053

Loans	7	30,329	742,807	(15,876)	757,267
Loans to subsidiaries:
Bank	3,885	-	-	(3,885)	-
Nonbank	53,382	-	-	(53,382)	-
Allowance for loan losses	-	(1,709)	(21,313)	-	(23,022)

Net loans	57,274	28,620	721,494	(73,143)	734,245

Investments in subsidiaries:
Bank	133,867	-	-	(133,867)	-
Nonbank	14,904	-	-	(14,904)	-
Other assets	8,363	1,316	192,821	(1,005)	201,495

Total assets	$247,025	33,044	1,231,372	(253,313)	1,258,128

Liabilities and equity
Deposits	$-	-	878,336	(30,394)	847,942
Short-term borrowings	2,412	14,490	86,523	(48,024)	55,401
Accrued expenses and other liabilities	6,819	1,685	62,414	(1,005)	69,913
Long-term debt	99,745	15,240	55,476	(13,478)	156,983
Indebtedness to subsidiaries	11,641	-	-	(11,641)	-

Total liabilities	120,617	31,415	1,082,749	(104,542)	1,130,239

Parent, WFFI, Other and Wells Fargo stockholders’ equity	126,408	1,618	147,153	(148,771)	126,408
Noncontrolling interests	-	11	1,470	-	1,481

Total equity	126,408	1,629	148,623	(148,771)	127,889

Total liabilities and equity	$247,025	33,044	1,231,372	(253,313)	1,258,128

Note 18: Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows

	Quarter ended March 31,
	2011				2010
			Other				Other
			consolidating				consolidating
			subsidiaries/	Consolidated			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$2,409	394	14,408	17,211	600	601	7,680	8,881

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	152	92	15,117	15,361	289	271	1,235	1,795
Prepayments and maturities	-	60	11,591	11,651	-	19	9,276	9,295
Purchases	(117)	(100)	(18,614)	(18,831)	(29)	(314)	(3,848)	(4,191)
Loans:
Loans originated by banking subsidiaries, net of principal collected	-	152	(366)	(214)	-	118	15,414	15,532
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	-	-	2,165	2,165	-	-	1,341	1,341
Purchases (including participations) of loans by banking subsidiaries	-	-	(644)	(644)	-	-	(566)	(566)
Principal collected on nonbank entities’ loans	-	2,549	(3)	2,546	-	2,901	1,385	4,286
Loans originated by nonbank entities	-	(1,903)	(1)	(1,904)	-	(1,635)	(1,226)	(2,861)
Net repayments from (advances to) subsidiaries	(212)	(82)	294	-	145	(704)	559	-
Capital notes and term loans made to subsidiaries	(364)	-	364	-	-	-	-	-
Principal collected on notes/loans made to subsidiaries	1,900	-	(1,900)	-	3,983	-	(3,983)	-
Net decrease (increase) in investment in subsidiaries	(13)	-	13	-	1,403	-	(1,403)	-
Other, net	14	29	(8,941)	(8,898)	1	20	(11,957)	(11,936)

Net cash provided (used) by investing activities	1,360	797	(925)	1,232	5,792	676	6,227	12,695

Cash flows from financing activities:
Net change in:
Deposits	-	-	(10,280)	(10,280)	-	-	(19,125)	(19,125)
Short-term borrowings	(1,076)	1,487	(1,075)	(664)	(343)	(243)	2,826	2,240
Long-term debt:
Proceeds from issuance	3,238	513	1,466	5,217	1,340	-	75	1,415
Repayment	(6,500)	(3,128)	(4,305)	(13,933)	(9,735)	(1,132)	(5,641)	(16,508)
Preferred stock:
Proceeds from issuance	2,501	-	-	2,501	-	-	-	-
Cash dividends paid	(251)	-	-	(251)	(251)	-	-	(251)
Common stock:
Proceeds from issuance	634	-	-	634	464	-	-	464
Repurchased	(55)	-	-	(55)	(38)	-	-	(38)
Cash dividends paid	(634)	-	-	(634)	(260)	-	-	(260)
Excess tax benefits related to stock option payments	55	-	-	55	51	-	-	51
Net change in noncontrolling interests	-	(11)	(88)	(99)	-	-	(343)	(343)

Net cash used by financing activities	(2,088)	(1,139)	(14,282)	(17,509)	(8,772)	(1,375)	(22,208)	(32,355)

Net change in cash and due from banks	1,681	52	(799)	934	(2,380)	(98)	(8,301)	(10,779)
Cash and due from banks at beginning of period	30,249	366	(14,571)	16,044	27,314	454	(688)	27,080

Cash and due from banks at end of period	$31,930	418	(15,370)	16,978	24,934	356	(8,989)	16,301

Note 19: Regulatory and Agency Capital Requirements

The Company and each of its subsidiary banks are subject to regulatory capital adequacy requirements promulgated by federal regulatory agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Company’s national banks, including Wells Fargo Bank, N.A.
      We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. Trust preferred securities and perpetual preferred purchase securities issued by the Trusts includable in Tier 1 capital were $13.5 billion at March 31, 2011. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.
      Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At March 31, 2011, each seller/servicer met these requirements. Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At March 31, 2011, each of these subsidiaries met these requirements.
      The following table presents regulatory capital information for Wells Fargo & Company and Wells Fargo Bank, N.A.

	Wells Fargo & Company		Wells Fargo Bank, N.A.		Well-	Minimum
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	capitalized	capital
(in billions, except ratios)	2011	2010	2011	2010	ratios (1)	ratios (1)

Regulatory capital:
Tier 1	$110.8	109.4	92.0	90.2
Total	147.3	147.1	118.0	117.1

Assets:
Risk-weighted	$962.9	980.0	883.4	895.2
Adjusted average (2)	1,194.7	1,189.5	1,047.7	1,057.7

Capital ratios:
Tier 1 capital	11.50%	11.16	10.42	10.07	6.00	4.00
Total capital	15.30	15.01	13.36	13.09	10.00	8.00
Tier 1 leverage (2)	9.27	9.19	8.78	8.52	5.00	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.
(2)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

Glossary of Acronyms

ACL	Allowance for credit losses
ALCO	Asset/Liability Management Committee
ARS	Auction rate security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ARM	Adjustable-rate mortgage
AVM	Automated valuation model
CD	Certificate of deposit
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CLTV	Combined loan-to-value
CPP	Capital Purchase Program
CPR	Constant prepayment rate
CRE	Commercial real estate
ESOP	Employee Stock Ownership Plan
FAS	Statement of Financial Accounting Standards
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Company
FICO	Fair Isaac Corporation (credit rating)
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Generally accepted accounting principles
GNMA	Government National Mortgage Association
GSE	Government-sponsored entity
HAMP	Home Affordability Modification Program
HPI	Home Price Index
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOCOM	Lower of cost or market value
LTV	Loan-to-value
MBS	Mortgage-backed security
MERS	Mortgage Electronic Registration Systems, Inc.
MHFS	Mortgages held for sale
MSR	Mortgage servicing right
MTN	Medium-term note
NAV	Net asset value

NPA	Nonperforming asset
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCI Loans	Purchased credit-impaired loans
PTPP	Pre-tax pre-provision profit
RBC	Risk-based capital
ROA	Wells Fargo net income to average total assets
ROE	Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity
SEC	Securities and Exchange Commission
S&P	Standard & Poor’s
SPE	Special purpose entity
TARP	Troubled Asset Relief Program
TDR	Troubled debt restructuring
VA	Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity
WFFCC	Wells Fargo Financial Canada Corporation
WFFI	Wells Fargo Financial, Inc. and its wholly-owned subsidiaries

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
Information in response to this item can be found in Note 11 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.
Item 1A.	Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2011.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be purchased under
Calendar month	repurchased (1)	price paid per share	the authorizations

January	370,577	$32.19	2,701,677
February	884,215	33.54	1,817,462
March	432,579	31.81	201,384,883

Total	1,687,371

(1)	All shares were repurchased under two authorizations covering up to 25 million and 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 23, 2008, and March 18, 2011, respectively. Unless modified or revoked by the Board, these authorizations do not expire.
The following table shows Company repurchases of the warrants for each calendar month in the quarter ended March 31, 2011.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be purchased

January	-	$-	454,692,072
February	-	-	454,692,072
March	-	-	454,692,072

Total	-

(1)	No warrants were purchased in first quarter 2011. Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010.) Unless modified or revoked by the Board, authorization does not expire.

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

Dated: May 6, 2011	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Form of Performance Share Award Agreement for grants on or after February 22, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10 (b)	Form of Restricted Share Rights Agreement for grants on or after February 22, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(c)	Wells Fargo Bonus Plan, as amended effective January 1, 2011.	Filed herewith.

10(d)	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Filed herewith.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended March 31,
	2011	2010

Including interest on deposits	3.79	2.79

Excluding interest on deposits	5.11	3.69

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Quarter ended March 31,
	2011	2010

Including interest on deposits	3.32	2.49

Excluding interest on deposits	4.23	3.12

Exhibit
Number	Description	Location

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months ended March 31, 2011 and 2010; (ii) Consolidated Balance Sheet at March 31, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to Financial Statements.	Furnished herewith.

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.