Form 10-Q
period 2011-06-30
WELLS FARGO & CO/MN
filed 2011-08-05
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 29, 2011
Common stock, $1-2/3 par value	5,279,840,998

FORM 10-Q
CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements			Page
	Consolidated Statement of Income			71
	Consolidated Balance Sheet			72
	Consolidated Statement of Changes in Equity and Comprehensive Income			73
	Consolidated Statement of Cash Flows			75
	Notes to Financial Statements
	1	-	Summary of Significant Accounting Policies	76
	2	-	Business Combinations	77
	3	-	Federal Funds Sold, Securities Purchased under Resale Agreements and Other
			Short-Term Investments	77
	4	-	Securities Available for Sale	78
	5	-	Loans and Allowance for Credit Losses	87
	6	-	Other Assets	103
	7	-	Securitizations and Variable Interest Entities	104
	8	-	Mortgage Banking Activities	115
	9	-	Intangible Assets	118
	10	-	Guarantees, Pledged Assets and Collateral	119
	11	-	Legal Actions	121
	12	-	Derivatives	123
	13	-	Fair Values of Assets and Liabilities	130
	14	-	Preferred Stock	146
	15	-	Employee Benefits	149
	16	-	Earnings Per Common Share	150
	17	-	Operating Segments	151
	18	-	Condensed Consolidating Financial Statements	153
	19	-	Regulatory and Agency Capital Requirements	157

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data			1
	Overview			2
	Earnings Performance			4
	Balance Sheet Analysis			11
	Off-Balance Sheet Arrangements			16
	Risk Management			17
	Capital Management			49
	Critical Accounting Policies			52
	Current Accounting Developments			53
	Regulatory and Other Developments			54
	Forward-Looking Statements			55
	Risk Factors			57
	Glossary of Acronyms			158

Item 3.	Quantitative and Qualitative Disclosures About Market Risk			45

Item 4.	Controls and Procedures			70

PART II	Other Information
Item 1.	Legal Proceedings			159

Item 1A.	Risk Factors			159

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			159

Item 6.	Exhibits			160

Signature				160

Exhibit Index				161
Exhibit 10(a)
Exhibit 12(a)
Exhibit 12(b)
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)
Exhibit 99(a)
Exhibit 99(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
FINANCIAL REVIEW
Summary Financial Data

					% Change
	Quarter ended			June 30, 2011 from		Six months ended
	June 30,	Mar. 31,	June 30,	Mar. 31,	June 30,	June 30,	June 30,	%
($ in millions, except per share amounts)	2011	2011	2010	2011	2010	2011	2010	Change

For the Period
Wells Fargo net income	$3,948	3,759	3,062	5%	29	7,707	5,609	37%
Wells Fargo net income applicable to common stock	3,728	3,570	2,878	4	30	7,298	5,250	39
Diluted earnings per common share	0.70	0.67	0.55	4	27	1.37	1.00	37
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.27%	1.23	1.00	3	27	1.25	0.92	36
Wells Fargo net income applicable to common stock to average
Wells Fargo common stockholders’ equity (ROE)	11.92	11.98	10.40	-	15	11.95	9.69	23
Efficiency ratio (1)	61.2	62.6	59.6	(2)	3	61.9	58.0	7
Total revenue	$20,386	20,329	21,394	-	(5)	40,715	42,842	(5)
Pre-tax pre-provision profit (PTPP)(2)	7,911	7,596	8,648	4	(9)	15,507	17,979	(14)
Dividends declared per common share	0.12	0.12	0.05	-	140	0.24	0.10	140
Average common shares outstanding	5,286.5	5,278.8	5,219.7	-	1	5,282.7	5,205.1	1
Diluted average common shares outstanding	5,331.7	5,333.1	5,260.8	-	1	5,329.9	5,243.0	2
Average loans	$751,253	754,077	772,460	-	(3)	752,657	784,856	(4)
Average assets	1,250,945	1,241,176	1,224,180	1	2	1,246,088	1,225,145	2
Average core deposits (3)	807,483	796,826	761,767	1	6	802,184	760,475	5
Average retail core deposits (4)	592,974	584,100	574,436	2	3	588,561	574,059	3
Net interest margin	4.01%	4.05	4.38	(1)	(8)	4.03	4.33	(7)
At Period End
Securities available for sale	$186,298	167,906	157,927	11	18	186,298	157,927	18
Loans	751,921	751,155	766,265	-	(2)	751,921	766,265	(2)
Allowance for loan losses	20,893	21,983	24,584	(5)	(15)	20,893	24,584	(15)
Goodwill	24,776	24,777	24,820	-	-	24,776	24,820	-
Assets	1,259,734	1,244,666	1,225,862	1	3	1,259,734	1,225,862	3
Core deposits (3)	808,970	795,038	758,680	2	7	808,970	758,680	7
Wells Fargo stockholders’ equity	136,401	133,471	119,772	2	14	136,401	119,772	14
Total equity	137,916	134,943	121,398	2	14	137,916	121,398	14
Tier 1 capital (5)	113,466	110,761	101,992	2	11	113,466	101,992	11
Total capital (5)	149,538	147,311	141,088	2	6	149,538	141,088	6
Capital ratios:
Total equity to assets	10.95%	10.84	9.90	1	11	10.95	9.90	11
Risk-based capital (5):
Tier 1 capital	11.69	11.50	10.51	2	11	11.69	10.51	11
Total capital	15.41	15.30	14.53	1	6	15.41	14.53	6
Tier 1 leverage (5)	9.43	9.27	8.66	2	9	9.43	8.66	9
Tier 1 common equity (6)	9.15	8.93	7.61	2	20	9.15	7.61	20
Common shares outstanding	5,278.2	5,300.9	5,231.4	-	1	5,278.2	5,231.4	1
Book value per common share	$23.84	23.18	21.35	3	12	23.84	21.35	12
Common stock price:
High	32.63	34.25	34.25	(5)	(5)	34.25	34.25	-
Low	25.26	29.82	25.52	(15)	(1)	25.26	25.52	(1)
Period end	28.06	31.71	25.60	(12)	10	28.06	25.60	10
Team members (active, full-time equivalent)	266,600	270,200	267,600	(1)	-	266,600	267,600	-

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(6)	See the “Capital Management” section in this Report for additional information.

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” and “Risk Factors” sections, as well as in the “Regulation and Supervision” section of our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).
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
Financial Review
Overview

Wells Fargo & Company is a diversified financial services company with $1.3 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage services and consumer and commercial finance through more than 9,000 banking stores, 12,000 ATMs, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia (D.C.) and in other countries. With approximately 275,000 team members, we serve one in three households in America and ranked No. 23 on Fortune’s 2011 rankings of America’s largest corporations. We ranked fourth in assets and second in the market value of our common stock among our large bank peers at June 30, 2011.
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
     Our combined company retail bank household cross-sell was 5.84 products per household in second quarter 2011, up from 5.64 a year ago. We believe there is more opportunity for cross-sell as we continue to earn more business from our Wachovia customers. Our goal is eight products per customer, which is approximately half of our estimate of potential demand for an average U.S. household. One of every four of our retail banking households has eight or more products. Business banking cross-sell offers another potential opportunity for growth, with cross-sell of 4.17 products in our Western footprint in second quarter
2011 (including legacy Wells Fargo and converted Wachovia customers), up from 3.88 a year ago.
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
     Expense management is important to us, but we approach this in a manner intended to help ensure our revenue is not adversely affected. Our current company-wide expense management initiative is focused on removing unnecessary complexity and eliminating duplication as a way to improve the customer experience and the work process of our team members. We are still in the early stages of this initiative and expect meaningful cost savings over time. With this initiative and the completion of merger-related activities, we are targeting to reduce quarterly noninterest expense to $11 billion by fourth quarter 2012 from $12.5 billion in second quarter 2011. The target reflects expense savings initiatives that will be executed over the next six quarters. Quarterly expense trends may vary due to cyclical or seasonal factors, particularly in the first quarter of each year when higher incentive compensation and employee benefit expenses typically occur.
Financial Performance
Wells Fargo net income was $3.9 billion in second quarter 2011, up 29% from a year ago, and diluted earnings per common share were $0.70, up 27%. Our net income growth from a year ago included contributions from each of our three business segments: Community Banking (up 22%); Wholesale Banking (up 32%); and Wealth, Brokerage and Retirement (up 23%).
     On a linked-quarter basis, total revenues, loans, deposits and capital and capital ratios increased; our credit quality improved;

Overview (continued)
and our noninterest expense decreased. On a year-over-year basis, revenue was down 5% in second quarter 2011, reflecting a decline in mortgage banking income and lower service charges on deposits due to regulatory changes, as well as a decline in average loans as we continued to reduce our non-strategic and liquidating loan portfolios. Noninterest expense was down 2% from a year ago reflecting the benefit of reduced core deposit amortization and lower litigation accruals.
     Our average core deposits grew 6% from a year ago to $807.5 billion at June 30, 2011. Average core deposits were 107% of total average loans in second quarter 2011, up from 99% a year ago. We continued to attract high quality core deposits in the form of checking and savings deposits, which grew 9% to $735.4 billion in second quarter 2011, from $672.0 billion a year ago, as we added new customers and deepened our relationships with existing customers.
Credit Quality
We continued to experience significant improvement in our credit portfolio with lower net charge-offs, lower nonperforming assets (NPAs) and improved delinquency trends from first quarter 2011. The improvement in our credit portfolio was due in part to the continued decline in our non-strategic and liquidating loan portfolios (primarily from the Wachovia acquisition), which decreased $5.1 billion in second quarter 2011, and $69.0 billion in total since the Wachovia acquisition, to $121.8 billion at June 30, 2011.
     Reflecting the improved performance in our loan portfolios, the $1.8 billion provision for credit losses for second quarter 2011 was $2.2 billion less than a year ago. The provision for credit losses was $1 billion less than net charge-offs in second quarter 2011 and $500 million less than net charge-offs for the same period a year ago. Absent significant deterioration in the economy, we expect future allowance releases. Second quarter 2011 marked the sixth consecutive quarter of decline in net charge-offs and the third consecutive quarter of reduced NPAs. Net charge-offs decreased significantly to $2.8 billion in second quarter 2011 from $3.2 billion in first quarter 2011, and $4.5 billion a year ago. NPAs decreased to $27.9 billion at June 30, 2011, from $30.5 billion at March 31, 2011, and $32.8 billion a year ago. Loans 90 days or more past due and still accruing (excluding government insured/guaranteed loans) decreased to $1.8 billion at June 30, 2011, from $2.4 billion at March 31, 2011, and $3.9 billion a year ago. In addition, the portfolio of purchased credit-impaired (PCI) loans acquired in the Wachovia merger continued to perform better than expected at the time of the merger.
Capital
We continued to build capital in second quarter 2011, with total stockholders’ equity up $10.0 billion from year-end 2010. In second quarter 2011, our Tier 1 common equity ratio grew 22 basis points to 9.15% of risk-weighted assets under Basel I, reflecting strong internal capital generation. Under current Basel III capital proposals, we estimate that our Tier 1 common equity ratio was 7.35% at the end of second quarter 2011. Our other regulatory capital ratios also continued to grow with the Tier 1 capital ratio reaching 11.69% and Tier 1 leverage ratio reaching 9.43% at June 30, 2011. Additional capital requirements applicable to certain global systemically important financial institutions are under consideration by the Basel Committee. See the “Capital Management” section in this Report for more information regarding our capital, including Tier 1 common equity.
     We redeemed $3.4 billion of trust preferred securities and re-started our open market common stock repurchase program. During second quarter 2011, we repurchased 35 million shares of our common stock. We also paid a quarterly dividend of $0.12 per common share.
Wachovia Merger Integration
On December 31, 2008, Wells Fargo acquired Wachovia, one of the nation’s largest diversified financial services companies. Our integration progress to date is on track and on schedule, and business and revenue synergies have exceeded our expectations since the merger was announced. To date we have converted 2,215 Wachovia stores and 23.7 million customer accounts, including mortgage, deposit, trust, brokerage and credit card accounts. With our conversion of retail banking stores in Pennsylvania and Florida (completed in early July), 83% of our banking customers company-wide are now on a single deposit system. The remaining Eastern banking markets are scheduled to convert by year-end 2011.
     The Wachovia merger has already proven to be a financial success, with substantially all of the originally expected savings already realized and growing revenue synergies reflecting market share gains in many businesses, including mortgage, auto dealer services and investment banking. Some examples of merger revenue synergies include the following:
•	Consumer checking account sales in the Eastern retail banking stores were up over 30% from a year ago.
•	Credit card new account growth in the East was up over 140% from a year ago.
•	Wachovia had a well-run auto business that has enabled us to increase our auto loan market share. As a result, we continue to be the largest used car lender and are now the second largest auto lender in the industry.
•	Our investment banking market share increased to 4.7% for the first half of 2011 from 3.7% for the first half of 2009, and our investment banking revenue from corporate and commercial customers increased 53% in the first half of 2011 compared with the same period last year.
•	We have experienced a 27% increase in client assets in our Wealth, Brokerage and Retirement segment and our broker loan originations have grown 47% since the merger.
     As a result of PCI accounting for loans acquired in the Wachovia merger, ratios of the Company, including the growth rate in NPAs since December 31, 2008, may not be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions. In particular:
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

Earnings Performance

Wells Fargo net income for second quarter 2011 was $3.9 billion ($0.70 diluted per common share) with $3.7 billion applicable to common stock, compared with net income of $3.1 billion ($0.55 diluted per common share) with $2.9 billion applicable to common stock for second quarter 2010. Net income for the first half of 2011 was $7.7 billion, up 37% from the same period a year ago. Our June 30, 2011, quarter-to-date and year-to-date earnings compared with the same periods a year ago reflected strong business fundamentals with diversified sources of fee income, increased deposits, lower operating costs, improved credit quality and higher capital levels.
     Revenue, the sum of net interest income and noninterest income, was $20.4 billion in second quarter 2011 compared with $21.4 billion in second quarter 2010. Revenue for the first half of 2011 was $40.7 billion, down 5% from the same period a year ago. The decline in revenue in the first half of 2011 was predominantly due to lower net interest income and lower mortgage banking revenue. However, many businesses generated year over year quarterly revenue growth, including commercial banking, corporate banking, commercial real estate, international, debit card, global remittance, retail brokerage, auto dealer services and wealth management. Net interest income of $10.7 billion in second quarter 2011 declined 7% from a year ago driven by a 37 basis point decline in the net interest margin and a 3% decline in average loans. The decline in average loans reflected continued reductions in the non-strategic/liquidating portfolios. Continued success in generating low-cost deposits enabled the Company to grow assets while reducing long-term debt since December 31, 2010, including the redemption of $3.4 billion of higher-yielding trust preferred securities.
     Noninterest expense was $12.5 billion (61% of revenue) in second quarter 2011, compared with $12.7 billion (60% of revenue) a year ago. Noninterest expense was $25.2 billion for the first half of 2011 compared with $24.9 billion for the same period a year ago. The second quarter and first half of 2011 included $484 million and $924 million, respectively, of merger integration costs (down from $498 million in second quarter 2010 and up from $878 million in the first half of 2010), and $428 million and $900 million, respectively, of operating losses (down from $627 million in second quarter 2010 and up from $835 million in the first half of 2010).
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
     Net interest income on a taxable-equivalent basis was $10.9 billion and $21.7 billion in the second quarter and first half of 2011, compared with $11.6 billion and $22.9 billion for the same periods a year ago. The net interest margin was 4.01% and 4.03% in the second quarter and first half of 2011, respectively, down from 4.38% and 4.33% for the same periods a year ago. Net interest margin was compressed relative to second quarter and first half of 2010 as lower-yielding cash and short-term investments increased as loan balances declined. The impact of these factors was somewhat mitigated by reduced long-term debt expense and continued disciplined deposit pricing.
     The mix of earning assets and their yields are important drivers of net interest income. Soft consumer loan demand and the impact of liquidating certain loan portfolios reduced average loans in second quarter 2011 to 69% (69% in the first half of 2011) of average earning assets from 72% in second quarter 2010 (73% in the first half of 2010). Average short-term investments and trading account assets were 12% of earning assets in both the second quarter and first half of 2011, up from 9% and 8%, respectively, for the same periods a year ago.
     Core deposits are a low-cost source of funding and thus an important contributor to both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $807.5 billion in second quarter 2011 ($802.2 billion in the first half of 2011) from $761.8 billion in second quarter 2010 ($760.5 billion in the first half of 2010) and funded 107% and 99% (107% and 97% for the first half of the year) of average loans, respectively. Average core deposits increased to 74% of average earning assets in the second quarter and first half of 2011 compared with 71% for each respective period a year ago, yet the cost of these deposits declined significantly as the mix shifted from higher cost certificates of deposit to checking and savings products, which were also at lower yields relative to the second quarter and first half of 2010. About 91% of our average core deposits are now in checking and savings deposits, one of the highest percentages in the industry.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended June 30,
	2011			2010
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$98,519	0.32%	$80	67,712	0.33%	$56
Trading assets	38,015	3.71	352	28,760	3.79	272
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,091	2.33	12	2,094	3.50	18
Securities of U.S. states and political subdivisions	22,610	5.35	302	16,192	6.48	255
Mortgage-backed securities:
Federal agencies	74,402	4.76	844	72,876	5.39	930
Residential and commercial	32,536	8.86	664	33,197	9.59	769

Total mortgage-backed securities	106,938	5.98	1,508	106,073	6.72	1,699
Other debt and equity securities	37,037	5.81	502	33,270	7.21	562

Total securities available for sale	168,676	5.81	2,324	157,629	6.75	2,534
Mortgages held for sale (4)	30,674	4.73	362	32,196	5.04	405
Loans held for sale (4)	1,356	5.05	17	4,386	2.73	30
Loans:
Commercial:
Commercial and industrial	153,630	4.60	1,761	147,965	5.44	2,009
Real estate mortgage	101,437	4.16	1,051	97,731	3.89	949
Real estate construction	21,987	4.64	254	33,060	3.44	284
Lease financing	12,899	7.72	249	13,622	9.54	325
Foreign	36,445	2.65	241	29,048	3.62	262

Total commercial	326,398	4.37	3,556	321,426	4.78	3,829

Consumer:
Real estate 1-4 family first mortgage	224,873	4.97	2,792	237,500	5.24	3,108
Real estate 1-4 family junior lien mortgage	91,934	4.25	975	102,678	4.53	1,162
Credit card	20,954	12.97	679	22,239	13.24	736
Other revolving credit and installment	87,094	6.32	1,372	88,617	6.57	1,452

Total consumer	424,855	5.48	5,818	451,034	5.74	6,458

Total loans (4)	751,253	5.00	9,374	772,460	5.34	10,287
Other	4,997	4.10	52	6,082	3.44	53

Total earning assets	$1,093,490	4.64%	$12,561	1,069,225	5.14%	$13,637

Funding sources
Deposits:
Interest-bearing checking	$53,344	0.09%	$12	61,212	0.13%	$19
Market rate and other savings	455,126	0.20	226	412,062	0.26	267
Savings certificates	72,100	1.42	256	89,773	1.44	323
Other time deposits	12,988	2.03	67	14,936	1.90	72
Deposits in foreign offices	57,899	0.23	33	57,461	0.23	33

Total interest-bearing deposits	651,457	0.37	594	635,444	0.45	714
Short-term borrowings	53,340	0.18	24	45,082	0.22	25
Long-term debt	145,431	2.78	1,009	195,440	2.52	1,233
Other liabilities	10,978	3.03	83	6,737	3.33	55

Total interest-bearing liabilities	861,206	0.80	1,710	882,703	0.92	2,027
Portion of noninterest-bearing funding sources	232,284	-	-	186,522	-	-

Total funding sources	$1,093,490	0.63	1,710	1,069,225	0.76	2,027

Net interest margin and net interest income on a taxable-equivalent basis (5)		4.01%	$10,851		4.38%	$11,610

Noninterest-earning assets
Cash and due from banks	$17,373			17,415
Goodwill	24,773			24,820
Other	115,309			112,720

Total noninterest-earning assets	$157,455			154,955

Noninterest-bearing funding sources
Deposits	$199,339			176,908
Other liabilities	53,169			43,713
Total equity	137,231			120,856
Noninterest-bearing funding sources used to fund earning assets	(232,284)			(186,522)

Net noninterest-bearing funding sources	$157,455			154,955

Total assets	$1,250,945			1,224,180

(1)	Our average prime rate was 3.25% for the quarters ended June 30, 2011 and 2010. The average three-month London Interbank Offered Rate (LIBOR) was 0.26% and 0.44% for the same quarters, respectively.

(2)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts include the effects of any unrealized gain or loss marks but those marks carried in other comprehensive income are not included in yield determination of affected earning assets. Thus yields are based on amortized cost balances computed on a settlement date basis.

(4)	Nonaccrual loans and related income are included in their respective loan categories.

(5)	Includes taxable-equivalent adjustments of $173 million and $161 million for June 30, 2011 and 2010, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

	Six months ended June 30,
	2011			2010
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$90,994	0.34%	$152	54,347	0.33%	$89
Trading assets	37,711	3.76	708	28,338	3.85	544
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,834	2.56	23	2,186	3.56	38
Securities of U.S. states and political subdivisions	21,098	5.39	572	14,951	6.53	476
Mortgage-backed securities:
Federal agencies	73,937	4.74	1,676	76,284	5.39	1,953
Residential and commercial	32,734	9.28	1,396	32,984	9.63	1,559

Total mortgage-backed securities	106,671	6.10	3,072	109,268	6.70	3,512
Other debt and equity securities	36,482	5.68	967	32,810	6.86	1,054

Total securities available for sale	166,085	5.87	4,634	159,215	6.67	5,080
Mortgages held for sale (4)	34,686	4.61	799	31,784	4.99	792
Loans held for sale (4)	1,167	4.98	29	5,390	2.39	64
Loans:
Commercial:
Commercial and industrial	151,849	4.62	3,484	152,192	4.97	3,752
Real estate mortgage	100,621	4.04	2,018	97,848	3.79	1,839
Real estate construction	23,128	4.44	509	34,448	3.25	555
Lease financing	12,959	7.78	504	13,814	9.38	648
Foreign	35,050	2.73	476	28,807	3.62	518

Total commercial	323,607	4.35	6,991	327,109	4.50	7,312

Consumer:
Real estate 1-4 family first mortgage	227,208	4.99	5,659	241,241	5.25	6,318
Real estate 1-4 family junior lien mortgage	93,313	4.30	1,993	104,151	4.50	2,330
Credit card	21,230	13.08	1,388	22,789	13.20	1,503
Other revolving credit and installment	87,299	6.34	2,743	89,566	6.49	2,879

Total consumer	429,050	5.51	11,783	457,747	5.72	13,030

Total loans (4)	752,657	5.01	18,774	784,856	5.21	20,342
Other	5,111	4.00	102	6,075	3.40	103

Total earning assets	$1,088,411	4.69%	$25,198	1,070,005	5.10%	$27,014

Funding sources
Deposits:
Interest-bearing checking	$55,909	0.09%	$26	61,614	0.14%	$42
Market rate and other savings	449,388	0.21	463	408,026	0.27	553
Savings certificates	73,229	1.41	511	92,254	1.40	640
Other time deposits	13,417	2.14	143	15,405	1.97	152
Deposits in foreign offices	57,687	0.23	66	56,453	0.22	62

Total interest-bearing deposits	649,630	0.38	1,209	633,752	0.46	1,449
Short-term borrowings	54,041	0.20	54	45,082	0.20	44
Long-term debt	147,774	2.86	2,113	202,186	2.48	2,509
Other liabilities	10,230	3.13	159	6,203	3.38	104
-

Total interest-bearing liabilities	861,675	0.82	3,535	887,223	0.93	4,106
Portion of noninterest-bearing funding sources	226,736	-	-	182,782	-	-

Total funding sources	$1,088,411	0.66	3,535	1,070,005	0.77	4,106
-

Net interest margin and net interest income on a taxable-equivalent basis (5)		4.03%	$21,663		4.33%	$22,908

Noninterest-earning assets
Cash and due from banks	$17,367			17,730
Goodwill	24,774			24,818
Other	115,536			112,592

Total noninterest-earning assets	$157,677			155,140
-

Noninterest-bearing funding sources
Deposits	$196,237			174,487
Other liabilities	54,237			44,224
Total equity	133,939			119,211
Noninterest-bearing funding sources used to fund earning assets	(226,736)			(182,782)

Net noninterest-bearing funding sources	$157,677			155,140

Total assets	$1,246,088			1,225,145

Noninterest Income
Table 2: Noninterest Income

				Six months
	Quarter ended June 30,		%	ended June 30,		%
(in millions)	2011	2010	Change	2011	2010	Change

Service charges on deposit accounts	$1,074	1,417	(24)%	$2,086	2,749	(24	) %
Trust and investment fees:
Trust, investment and IRA fees	1,020	1,035	(1)	2,080	2,084	-
Commissions and all other fees	1,924	1,708	13	3,780	3,328	14

Total trust and investment fees	2,944	2,743	7	5,860	5,412	8

Card fees	1,003	911	10	1,960	1,776	10
Other fees:
Cash network fees	94	58	62	175	113	55
Charges and fees on loans	404	401	1	801	820	(2)
Processing and all other fees	525	523	-	1,036	990	5

Total other fees	1,023	982	4	2,012	1,923	5

Mortgage banking:
Servicing income, net	877	1,218	(28)	1,743	2,584	(33)
Net gains on mortgage loan origination/sales activities	742	793	(6)	1,892	1,897	-

Total mortgage banking	1,619	2,011	(19)	3,635	4,481	(19)

Insurance	568	544	4	1,071	1,165	(8)
Net gains from trading activities	414	109	280	1,026	646	59
Net gains (losses) on debt securities available for sale	(128)	30	NM	(294)	58	NM
Net gains (losses) from equity investments	724	288	151	1,077	331	225
Operating leases	103	329	(69)	180	514	(65)
All other	364	581	(37)	773	1,191	(35)

Total	$9,708	9,945	(2)	$19,386	20,246	(4)

NM — Not meaningful

Noninterest income was $9.7 billion and $9.9 billion for second quarter 2011 and 2010, respectively, and $19.4 billion and $20.2 billion for the first half of 2011 and 2010, respectively. Noninterest income represented 48% of revenue for both periods in 2011. The decrease in total noninterest income in the second quarter and first half of 2011 from the same periods a year ago was due largely to lower mortgage banking net servicing income and lower service charges on deposit accounts.
     Our service charges on deposit accounts decreased 24% in the second quarter and first half of 2011 from the same periods a year ago, primarily due to changes mandated by Regulation E and related overdraft policy changes.
     We earn trust, investment and IRA (Individual Retirement Account) fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At June 30, 2011, these assets totaled $2.2 trillion, up 16% from $1.9 trillion at June 30, 2010. Trust, investment and IRA fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees were $1.0 billion and $2.1 billion in the second quarter and first half of 2011, respectively, flat from a year ago for both periods.
     We receive commissions and other fees for providing services to full-service and discount brokerage customers as well as from investment banking activities including equity and bond underwriting. These fees increased to $1.9 billion in second quarter 2011 from $1.7 billion a year ago and increased to $3.8 billion for the first half of 2011 from $3.3 billion a year ago. These fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. Brokerage client assets totaled $1.2 trillion at June 30, 2011, up from $1.1 trillion a year ago.
     Card fees increased to $1.0 billion in second quarter 2011, from $911 million in second quarter 2010. For the first six months of 2011, these fees increased to $2.0 billion from $1.8 billion a year ago. The increase is mainly due to growth in purchase volume and new accounts growth. With the final FRB rules regarding debit card interchange fees, we estimate a quarterly reduction in earnings of approximately $250 million (after tax), before the impact of any offsetting actions, starting in fourth quarter 2011. We expect to recapture at least half of this earnings reduction over time through volume and product changes.
     Mortgage banking noninterest income consists of net servicing income and net gains on loan origination/sales activities and totaled $1.6 billion in second quarter 2011, compared with $2.0 billion a year ago. The first half of 2011 showed a decrease to $3.6 billion from $4.5 billion for the same period a year ago. The reduction year over year in mortgage banking noninterest income was primarily driven by a decline in net servicing income.

     Net servicing income includes both changes in the fair value of mortgage servicing rights (MSRs) during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for second quarter 2011 included a $374 million net MSR valuation gain ($1.08 billion decrease in the fair value of the MSRs offset by a $1.45 billion hedge gain) and for second quarter 2010 included a $626 million net MSR valuation gain ($2.7 billion decrease in the fair value of MSRs offset by a $3.3 billion hedge gain). For the first half of 2011, it included a $753 million net MSR valuation gain ($576 million decrease in the fair value of MSRs offset by a $1.33 billion hedge gain) and for the same period of 2010, included a $1.6 billion net MSR valuation gain ($3.44 billion decrease in the fair value of MSRs offset by a $5.05 billion hedge gain). The valuation of our MSRs at the end of second quarter 2011 reflected our assessment of expected future levels in servicing and foreclosure costs, including the estimated impact from regulatory consent orders. See the “Risk Management — Credit Risk Management — Risks Relating to Servicing Activities” section in this Report for information on the regulatory consent orders. The $252 million and $862 million decline in net MSR valuation gain results for the second quarter and first half of 2011, respectively, compared with the same periods last year was primarily due to a decline in hedge carry income. See the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section of this Report for a detailed discussion of our MSRs risks and hedging approach. Our portfolio of loans serviced for others was $1.87 trillion at June 30, 2011, and $1.84 trillion at December 31, 2010. At June 30, 2011, the ratio of MSRs to related loans serviced for others was 0.87%, compared with 0.86% at December 31, 2010.
     Income from loan origination/sale activities was $742 million in second quarter 2011 compared with $793 million a year ago. The decrease in second quarter 2011 was driven by lower loan origination volume and margins on loan originations, offset by lower provision for mortgage loan repurchase losses. Income of $1.9 billion from loan origination/sales activities for the first half of 2011 remained flat from a year ago.
     Net gains on mortgage loan origination/sales activities include the cost of any additions to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase liability that were charged against net gains on mortgage loan origination/sales activities during second quarter 2011 totaled $242 million (compared with $382 million for second quarter 2010), of which $222 million ($346 million for second quarter 2010) was for subsequent increases in estimated losses on prior period loan sales. For additional information about mortgage loan repurchases, see the “Risk Management — Credit Risk Management — Liability for Mortgage Loan Repurchase Losses” section in this Report.
     Residential real estate originations were $64 billion in second quarter 2011 compared with $81 billion a year ago and mortgage applications were $109 billion in second quarter 2011 compared with $143 billion a year ago. The 1-4 family first mortgage unclosed pipeline was $51 billion at June 30, 2011, and
$68 billion a year ago. For additional detail, see the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
     Net gains from trading activities, which reflect unrealized and realized net gains due to changes in fair value of our trading positions, were $414 million and $1.0 billion in the second quarter and first half of 2011, respectively, compared with $109 million and $646 million for the same periods a year ago. The year over year increase for the second quarter and first half of 2011 was driven by improved valuation of certain contracts utilized in some of our customer accommodation trading activity. Net gains from trading activities do not include interest income and other fees earned from related activities. Those amounts are reported within interest income from trading assets and other fees within noninterest income line items of the income statement. Net gains from trading activities are primarily from trading done on behalf of or driven by the needs of our customers (customer accommodation trading) and also include the results of certain economic hedging and proprietary trading. Net losses from proprietary trading totaled $23 million and $9 million in the second quarter and first half of 2011, respectively, compared with $199 million and $228 million for the same periods a year ago. These net proprietary trading losses were offset by interest and fees reported in their corresponding income statement line items. Proprietary trading activities are not significant to our client focused business model. Our trading activities and what we consider to be customer accommodation, economic hedging and proprietary trading are further discussed in the “Asset/Liability Management — Market Risk — Trading Activities” section in this Report.
     Net gains on debt and equity securities totaled $596 million for second quarter 2011 and $318 million for second quarter 2010, after other-than-temporary impairment (OTTI) write-downs of $205 million and $168 million for the same periods, respectively.
     Operating lease income was $103 million and $180 million in the second quarter and first half of 2011, respectively, down from $329 million and $514 million for the same periods a year ago, due to gains on early lease terminations in second quarter 2010.

Noninterest Expense
Table 3: Noninterest Expense

				Six months
	Quarter ended June 30,		%	ended June 30,		%
(in millions)	2011	2010	Change	2011	2010	Change

Salaries	$3,584	3,564	1%	$7,038	6,878	2%
Commission and incentive compensation	2,171	2,225	(2)	4,518	4,217	7
Employee benefits	1,164	1,063	10	2,556	2,385	7
Equipment	528	588	(10)	1,160	1,266	(8)
Net occupancy	749	742	1	1,501	1,538	(2)
Core deposit and other intangibles	464	553	(16)	947	1,102	(14)
FDIC and other deposit assessments	315	295	7	620	596	4
Outside professional services	659	572	15	1,239	1,056	17
Contract services	341	384	(11)	710	731	(3)
Foreclosed assets	305	333	(8)	713	719	(1)
Operating losses	428	627	(32)	900	835	8
Outside data processing	232	276	(16)	452	548	(18)
Postage, stationery and supplies	236	230	3	471	472	-
Travel and entertainment	205	196	5	411	367	12
Advertising and promotion	166	156	6	282	268	5
Telecommunications	132	156	(15)	266	299	(11)
Insurance	201	164	23	334	312	7
Operating leases	31	27	15	55	64	(14)
All other	564	595	(5)	1,035	1,210	(14)

Total	$12,475	12,746	(2)	$25,208	24,863	1

Noninterest expense was $12.5 billion in second quarter 2011, down 2% from $12.7 billion a year ago, reflecting the benefit of reduced core deposit amortization and lower operating losses in second quarter 2011 as well as $137 million of expense in second quarter 2010 for Wells Fargo Financial severance costs. For the first half of 2011, noninterest expense was nearly flat compared with the same period a year ago.
     Personnel expenses were flat for second quarter 2011 compared with the same quarter last year. They were up, however, for the first half of 2011, compared with the same period of 2010, primarily due to higher variable compensation paid in first quarter 2011 by businesses with revenue-based compensation, including brokerage. Mortgage personnel expenses declined in second quarter 2011 reflecting a decrease in mortgage loan originations.
     Outside professional services included increased investments by our businesses this year in their service delivery systems.
     Operating losses of $428 million in second quarter 2011 were substantially all for litigation accruals for mortgage foreclosure-related matters and were down from second quarter 2010, which was elevated predominantly due to additional accrual for litigation matters.
     Merger integration costs totaled $484 million and $498 million in second quarter 2011 and 2010, respectively, and $924 million and $878 million for the first six months of 2011 and 2010, respectively. Second quarter 2011 marked further milestones in our integration of legacy Wells Fargo and Wachovia, including the conversion of retail banking stores in Pennsylvania and Florida (completed in early July), one of our largest East Coast states. After these conversions, 83% of banking customers company-wide are on a single deposit system.
     With our current expense management initiative and the completion of merger-related activities, we are targeting to reduce quarterly noninterest expense to $11 billion by fourth quarter 2012 from $12.5 billion in second quarter 2011. The target reflects expense savings initiatives that will be executed over the next six quarters. Quarterly expense trends may vary due to cyclical or seasonal factors, particularly in the first quarter of each year when higher incentive compensation and employee benefit expenses typically occur.
Income Tax Expense
Our effective tax rate was 33.6% in second quarter 2011, up from 33.1% in second quarter 2010 and 29.5% in first quarter 2011. The higher effective rate in second quarter 2011 reflected the tax cost associated with accruals for mortgage foreclosure related matters. Our effective tax rate was 31.7% in the first half of 2011, down from 34.2% in the first half of 2010. The decrease for the first half of 2011 from the first half of 2010 was primarily related to a tax benefit recognized in first quarter 2011 associated with the realization for tax purposes of a previously written down investment. Our current estimate for the full year 2011 effective tax rate is approximately 32.5%.

Operating Segment Results
We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. These segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to generally accepted accounting principles (GAAP) for financial accounting. In fourth quarter 2010, we aligned certain lending businesses into Wholesale Banking from Community Banking to reflect our previously announced restructuring of Wells Fargo Financial. In first quarter 2011, we realigned a private equity business into Wholesale Banking from Community Banking. Prior periods have been revised to reflect these changes. Table 4 and the following discussion present our results by operating segment. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 17 (Operating Segments) to Financial Statements in this Report.

Table 4: Operating Segment Results — Highlights

					Wealth, Brokerage
	Community Banking		Wholesale Banking		and Retirement
(in billions)	2011	2010	2011	2010	2011	2010

Quarter ended June 30,
Revenue	$12.6	13.6	5.6	5.8	3.1	2.9
Net income	2.1	1.7	1.9	1.5	0.3	0.3

Average loans	498.2	534.3	243.1	228.2	43.5	42.6
Average core deposits	552.0	532.6	190.6	162.3	126.0	121.5

Six months ended June 30,
Revenue	$25.2	27.6	11.1	11.2	6.2	5.8
Net income	4.3	3.1	3.6	2.7	0.7	0.6

Average loans	504.0	542.3	238.9	232.6	43.1	43.2
Average core deposits	550.1	532.0	187.7	162.0	125.7	121.3

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Mortgage business units.
     Community Banking reported net income of $2.1 billion and revenue of $12.6 billion in second quarter 2011. Revenue declined $1.0 billion from second quarter 2010, driven primarily by a decrease in mortgage banking income from lower originations/sales activities and hedge valuations, and by lower interest income primarily attributed to reductions in the home equity loan portfolio. These declines were partially mitigated by gains on equity sales as well as lower deposit costs. Net interest income decreased $1.4 billion, or 9%, for the first half of 2011 compared with the same period a year ago, mostly due to lower average loans (down $38.3 billion) as a result of intentional run-off within the portfolios (including Home Equity and Pick-A-Pay) combined with softer loan demand, and a shift in earning assets mix towards lower-yielding investment securities portfolios. This decline in interest income was mitigated by continued low funding cost. Average core deposits increased $19.4 billion, or 4%, as growth in liquid deposits more than offset planned certificates of deposit run-off. We generated strong growth in the number of consumer checking accounts (up a net 7% from second quarter 2010). Non-interest expense decreased $260 million from second quarter 2010 due to reduced personnel costs (lower mortgage sales-related incentives and second quarter 2010 Wells Fargo Financial exit expense accruals), a decrease in software license expense, lower litigation-related operating losses, and reduced intangible amortization. The provision for credit losses decreased $1.4 billion from second quarter 2010 and credit quality indicators in most of our consumer and business loan portfolios continued to improve. Net credit losses declined in almost all portfolios, which resulted in the release of $700 million in allowance for loan losses in second quarter 2011, compared with $389 million released a year ago. The provision for credit losses declined $3.9 billion for the first half of 2011 compared with the first half of 2010. Charge-offs decreased $2.7 billion, showing improvement primarily in the Home Equity, Credit Card, and Dealer Services portfolios. Additionally, we released $1.6 billion of the allowance in the first half of 2011, compared with $389 million released a year ago.
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
     Wholesale Banking reported net income of $1.9 billion in second quarter 2011, up $469 million, or 32%, from second quarter 2010. Net income increased to $3.6 billion for the first half of 2011 from $2.7 billion a year ago. The year over year increases in net income for the second quarter and first six months were the result of decreases in the provision for credit losses and noninterest expenses more than offsetting decreases in revenues. Revenue in second quarter 2011 decreased $143 million, or 2%, from second quarter 2010 as strong growth across most businesses, including loan and deposit growth, was more than offset by lower PCI-related resolutions and other gains. Average loans of $243.1 billion in second quarter 2011 increased 7% from second quarter 2010 driven by increases across most lending areas. Average core deposits of $190.6 billion in second quarter 2011 increased 17% from second quarter 2010, reflecting continued strong customer liquidity. Noninterest expense in second quarter 2011 decreased $107 million, or 4%, from second quarter 2010 related to lower litigation and foreclosed asset expenses. The provision for credit losses in second quarter 2011 declined $732 million from second quarter 2010, and included a $300 million allowance release compared with a $111 million release a year ago along with a $543 million improvement in net credit losses.
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
     Wealth, Brokerage and Retirement earned net income of $333 million in second quarter 2011, up $63 million, or 23%, from second quarter 2010. Revenue of $3.1 billion predominantly consisted of brokerage commissions, asset-based fees and net interest income. Net interest income was up $7 million, or 1%, compared with second quarter 2010 as higher investment income was driven by higher deposits and loan growth offset by lower yields. Noninterest income increased $212 million, or 10%, and $420 million, or 9%, from the second quarter 2010 and first half of 2010, respectively, as higher asset-based fees and securities gains in the brokerage business were partially offset by lower brokerage transaction revenue. Noninterest expense was up $137 million, or 6%, and $306 million, or 6%, from second quarter 2010 and the first half of 2010, respectively, primarily due to growth in personnel cost driven by higher broker commissions.

Balance Sheet Analysis

At June 30, 2011, our total loans were down slightly from December 31, 2010 while our core deposits were up over the same period. At June 30, 2011, core deposits funded 108% of the loan portfolio, and we have significant capacity to add loans and higher yielding long-term MBS to generate future revenue and earnings growth. The strength of our business model produced record earnings and high rates of internal capital generation as reflected in our improved capital ratios. Tier 1 capital increased to 11.69% as a percentage of total risk-weighted assets, total capital to 15.41%, Tier 1 leverage to 9.43% and Tier 1 common equity to 9.15% at June 30, 2011, up from 11.16%, 15.01%, 9.19% and 8.30%, respectively, at December 31, 2010.
     The following discussion provides additional information about the major components of our balance sheet. Information about changes in our asset mix and about our capital is included in the “Earnings Performance — Net Interest Income” and “Capital Management” sections of this Report.

Securities Available for Sale
Table 5: Securities Available for Sale — Summary

	June 30, 2011			December 31, 2010
		Net			Net
		unrealized	Fair		unrealized	Fair
(in millions)	Cost	gain	value	Cost	gain	value

Debt securities available for sale	$173,526	8,417	181,943	160,071	7,394	167,465
Marketable equity securities	3,499	856	4,355	4,258	931	5,189

Total securities available for sale	$177,025	9,273	186,298	164,329	8,325	172,654

     Table 5 presents a summary of our securities available-for-sale portfolio. Securities available for sale consist of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of very liquid, high quality federal agency debt and privately issued MBS. The total net unrealized gains on securities available for sale were $9.3 billion at June 30, 2011, up from net unrealized gains of $8.3 billion at December 31, 2010, primarily due to lower interest rates and narrowing of credit spreads.
     We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $326 million OTTI write-downs recognized in the first half of 2011, $269 million related to debt securities. There were no OTTI write-downs for marketable equity securities and there were $57 million in OTTI write-downs related to nonmarketable equity securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies — Securities) in our 2010 Form 10-K and Note 4 (Securities Available for Sale) to Financial Statements in this Report.
     We apply the cost recovery method for debt securities available for sale where future cash flows cannot be reliably estimated. Under this method, cash flows received are applied against the amortized cost basis, and interest income is not recognized until such basis has been fully recovered. The respective cost basis and fair value of these securities was $71 million and $255 million at June 30, 2011, and $96 million and $296 million at December 31, 2010.
     At June 30, 2011, debt securities available for sale included $24 billion of municipal bonds, of which 82% were rated “A-” or better based on external, and in some cases internal, ratings. Additionally, some of these bonds are guaranteed against loss by bond insurers. These bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. These municipal bonds will continue to be monitored as part of our ongoing impairment analysis of our securities available for sale.
     The weighted-average expected maturity of debt securities available for sale was 6.4 years at June 30, 2011. Because 61% of this portfolio is MBS, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in Table 6.
Table 6: Mortgage-Backed Securities

			Expected
		Net	remaining
	Fair	unrealized	maturity
(in billions)	value	gain (loss)	(in years)

At June 30, 2011	$111.4	6.2	4.8

At June 30, 2011, assuming a 200 basis point:

Increase in interest rates	101.2	(4.0)	6.1

Decrease in interest rates	119.7	14.5	3.4

     See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

Balance Sheet Analysis (continued)
Loan Portfolio
Total loans were $751.9 billion at June 30, 2011, down $5.3 billion from December 31, 2010. Increased balances in many commercial loan portfolios offset most of the continued planned reduction in the non-strategic and liquidating portfolios, which have declined $11.6 billion since December 31,
2010. Additional information on the non-strategic and liquidating portfolios is included in Table 11 in the “Credit Risk Management” section of this Report.

Table 7: Loan Portfolios

	June 30, 2011			December 31, 2010

(in millions)	Core	Liquidating	Total	Core	Liquidating	Total

Commercial	$323,673	7,016	330,689	314,123	7,935	322,058

Consumer	306,495	114,737	421,232	309,840	125,369	435,209

Total loans	$630,168	121,753	751,921	623,963	133,304	757,267

     A discussion of average loan balances and a comparative detail of average loan balances is included in Table 1 under “Earnings Performance — Net Interest Income” earlier in this Report. Additional information on total loans outstanding by portfolio segment and class of financing receivable is included in the “Credit Risk Management” section in this Report. Period-end balances and other loan related information are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Deposits
Deposits totaled $853.6 billion at June 30, 2011, compared with $847.9 billion at December 31, 2010. Table 8 provides additional detail regarding deposits. Comparative detail of average deposit balances is provided in Table 1 under
“Earnings Performance — Net Interest Income” earlier in this Report. Total core deposits were $809.0 billion at June 30, 2011, up $10.8 billion from $798.2 billion at December 31, 2010.

Table 8: Deposits

		% of		% of
	June 30,	total	December 31,	total	%
(in millions)	2011	deposits	2010	deposits	Change

Noninterest-bearing	$202,116	24%	$191,231	23%	6
Interest-bearing checking	47,635	6	63,440	7	(25)
Market rate and other savings	453,635	53	431,883	51	5
Savings certificates	70,596	8	77,292	9	(9)
Foreign deposits (1)	34,988	4	34,346	4	2

Core deposits	808,970	95	798,192	94	1
Other time and savings deposits	18,872	2	19,412	2	(3)
Other foreign deposits	25,793	3	30,338	4	(15)

Total deposits	$853,635	100%	$847,942	100%	1

(1)	Reflects Eurodollar sweep balances included in core deposits.

Balance Sheet Analysis (continued)
Fair Valuation of Financial Instruments
We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2010 Form 10-K for a description of our critical accounting policy related to fair valuation of financial instruments.
     We may use independent pricing services and brokers to obtain fair values based on quoted prices. We determine the most appropriate and relevant pricing service for each security class and generally obtain one quoted price for each security. For certain securities, we may use internal traders to obtain estimated fair values, which are subject to our internal price verification procedures. We validate prices received using a variety of methods, including, but not limited to, comparison to pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing by Company personnel familiar with market liquidity and other market-related conditions.
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
Table 9: Fair Value Level 3 Summary

	June 30, 2011		December 31, 2010
	Total		Total
($ in billions)	balance	Level 3(1)	balance	Level 3 (1)

Assets carried at fair value	$287.3	48.2	293.1	47.9

As a percentage of total assets	23%	4	23	4

Liabilities carried at fair value	$23.7	5.3	21.2	6.4

As a percentage of total liabilities	2%	-	2	1

(1)	Before derivative netting adjustments.
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
Credit Risk Management
Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

	June 30,	Dec. 31,
(in millions)	2011	2010

Commercial:
Commercial and industrial	$157,095	151,284
Real estate mortgage	101,458	99,435
Real estate construction	21,374	25,333
Lease financing	12,907	13,094
Foreign (1)	37,855	32,912

Total commercial	330,689	322,058

Consumer:
Real estate 1-4 family first mortgage	222,874	230,235
Real estate 1-4 family junior lien mortgage	89,947	96,149
Credit card	21,191	22,260
Other revolving credit and installment	87,220	86,565

Total consumer	421,232	435,209

Total loans	$751,921	757,267

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.
     We employ various credit risk management and monitoring activities to mitigate risks associated with multiple risk factors affecting loans we hold or could acquire or originate including:
•	Loan concentrations and related credit quality
•	Counterparty credit risk
•	Economic and market conditions
•	Legislative or regulatory mandates
•	Changes in interest rates
•	Merger and acquisition activities
•	Reputation risk
     Our credit risk management process is governed centrally, but provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, disciplined credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process. The Credit Committee of our Board of Directors (Board) receives reports from management, including our Chief Risk Officer and Chief Credit Officer, and its responsibilities include oversight of the administration and effectiveness of, and compliance with, our credit policies and the adequacy of the allowance for credit losses. In addition, banking regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.
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
     Table 11 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and non Pick-a-Pay PCI loans acquired from Wachovia as well as some portfolios from legacy Wells Fargo Home Equity and Wells Fargo Financial. Effective first quarter
2011, we added our education finance government guaranteed loan portfolio to the non-strategic and liquidating portfolios as there is no longer a U.S. Government guaranteed student loan program available to private financial institutions pursuant to legislation in 2010. The non-strategic and liquidating loan portfolios have decreased 36% since the merger with Wachovia at December 31, 2008, and decreased 9% from the end of 2010. The loss rate was 2.24% on these portfolios for the first half of 2011.

Table 11: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance

	June 30,	Dec. 31,	Dec. 31,	Dec. 31,
(in millions)	2011	2010	2009	2008

Commercial:
Commercial and industrial, CRE and foreign PCI loans (1)	$7,016	7,935	12,988	18,704

Total commercial	7,016	7,935	12,988	18,704

Consumer:
Pick-a-Pay mortgage (1)	69,587	74,815	85,238	95,315
Liquidating home equity	6,266	6,904	8,429	10,309
Legacy Wells Fargo Financial indirect auto	3,881	6,002	11,253	18,221
Legacy Wells Fargo Financial debt consolidation	17,730	19,020	22,364	25,299
Education Finance — government guaranteed (2)	16,295	17,510	21,150	20,465
Other PCI loans (1)	978	1,118	1,688	2,478

Total consumer	114,737	125,369	150,122	172,087

Total non-strategic and liquidating loan portfolios	$121,753	133,304	163,110	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.
(2)	Effective first quarter 2011, we included our education finance government guaranteed loan portfolio as there is no longer a U.S. Government guaranteed student loan program available to private financial institutions, pursuant to legislation in 2010. Prior periods have been adjusted to reflect this change.

The legacy Wells Fargo Financial debt consolidation portfolio included $1.2 billion of loans at both June 30, 2011, and December 31, 2010, which were considered prime based on secondary market standards. The remainder is non-prime but was originated with standards to reduce credit risk. Legacy Wells Fargo Financial ceased originating loans and leases through its indirect auto business channel by the end of 2008.
     The home equity liquidating portfolio was designated in fourth quarter 2007 from loans generated through third party channels. This portfolio is discussed in more detail below in the “Credit Risk Management — Home Equity Portfolios” section of this Report.
     Information about the liquidating PCI and Pick-a-Pay loan portfolios is provided in the discussion of loan portfolios that follows.

Risk Management — Credit Risk Management (continued)
PURCHASED CREDIT-IMPAIRED (PCI) LOANS As of December 31, 2008, certain of the loans acquired from Wachovia had evidence of credit deterioration since their origination, and it was probable that we would not collect all contractually required principal and interest payments. Such loans identified at the time of the acquisition were accounted for in the acquisition using the measurement provisions for PCI loans and are liquidating portfolios. PCI loans were recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans was not carried over. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
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
     Resolutions of loans may include sales to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. Our policy is to remove an individual loan from a pool based on comparing the amount received from its resolution with its contractual amount. Any difference between these amounts is absorbed by the nonaccretable difference. This removal method assumes that the amount received from resolution approximates pool performance expectations. The accretable yield percentage is unaffected by the resolution and any changes in the effective yield for the remaining loans in the pool are addressed by our quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full, there is no release of the nonaccretable difference for the pool because there is no difference between the amount received at resolution and the contractual amount of the loan. Modified PCI loans are not removed from a pool even if those loans would otherwise be deemed TDRs. Modified PCI loans that are accounted for individually are considered TDRs, and removed from PCI accounting, if there has been a concession granted in excess of the original nonaccretable difference. We include these TDRs in our impaired loans.
     In the first six months of 2011, we recognized in income $114 million released from nonaccretable difference related to commercial PCI loans due to payoffs and dispositions of these loans. We also transferred $210 million from the nonaccretable difference to the accretable yield and $1.0 billion of losses from loan resolutions and write-downs were absorbed by the nonaccretable difference. Table 12 provides an analysis of changes in the nonaccretable difference.

Table 12: Changes in Nonaccretable Difference for PCI Loans

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total

Balance at December 31, 2008	$10,410	26,485	4,069	40,964
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(330)	-	-	(330)
Loans resolved by sales to third parties (2)	(86)	-	(85)	(171)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(138)	(27)	(276)	(441)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(4,853)	(10,218)	(2,086)	(17,157)

Balance at December 31, 2009	5,003	16,240	1,622	22,865
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(817)	-	-	(817)
Loans resolved by sales to third parties (2)	(172)	-	-	(172)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(726)	(2,356)	(317)	(3,399)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(1,698)	(2,959)	(391)	(5,048)

Balance at December 31, 2010	1,590	10,925	914	13,429
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(89)	-	-	(89)
Loans resolved by sales to third parties (2)	(25)	-	-	(25)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(189)	-	(21)	(210)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(95)	(789)	(160)	(1,044)

Balance at June 30, 2011	$1,192	10,136	733	12,061

Balance at March 31, 2011	$1,395	10,626	829	12,850
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(36)	-	-	(36)
Loans resolved by sales to third parties (2)	(7)	-	-	(7)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(95)	-	-	(95)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(65)	(490)	(96)	(651)

Balance at June 30, 2011	$1,192	10,136	733	12,061

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.

(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.

(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

(4)	Write-downs to net realizable value of PCI loans are absorbed by the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Risk Management — Credit Risk Management (continued)

     Since the Wachovia acquisition, we have released $5.6 billion in nonaccretable difference for certain PCI loans and pools of PCI loans, including $4.0 billion transferred from the nonaccretable difference to the accretable yield and $1.6 billion released to income through loan resolutions. We have provided $1.7 billion in the allowance for credit losses for certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $3.9 billion reduction from December 31, 2008, through June 30, 2011, in our initial expected losses on all PCI loans.
     At June 30, 2011, the allowance for credit losses in excess of nonaccretable difference on certain PCI loans was $273 million. The allowance is necessary to absorb credit-related decreases since acquisition in cash flows expected to be collected and primarily relates to individual PCI loans. Table 13 analyzes the actual and projected loss results on PCI loans since acquisition through June 30, 2011.

Table 13: Actual and Projected Loss Results on PCI Loans

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total

Release of unneeded nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	$(1,236)	-	-	(1,236)
Loans resolved by sales to third parties (2)	(283)	-	(85)	(368)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,053)	(2,383)	(614)	(4,050)

Total releases of nonaccretable difference due to better than expected losses	(2,572)	(2,383)	(699)	(5,654)
Provision for losses due to credit deterioration (4)	1,617	-	100	1,717

Actual and projected losses on PCI loans less than originally expected	$(955)	(2,383)	(599)	(3,937)

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.

(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.

(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

(4)	Provision for additional losses is recorded as a charge to income when it is estimated that the cash flows expected to be collected for a PCI loan or pool of loans may not support full realization of the carrying value.

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
COMMERCIAL REAL ESTATE (CRE) The CRE portfolio consists of both CRE mortgage loans and CRE construction loans. The combined CRE loans outstanding at June 30, 2011, represented 16% of total loans. CRE construction loans totaled $21.4 billion at June 30, 2011, or 3% of total loans. CRE mortgage loans totaled $101.5 billion at June 30, 2011, or 13% of total loans, of which over 36% was to owner-occupants. Table 14 summarizes CRE loans by state and property type with the related nonaccrual totals. CRE nonaccrual loans totaled 6% of the non-PCI CRE outstanding balance at June 30, 2011, a decline of 10% from the prior quarter. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Florida, which represented 25% and 10% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 25% and industrial/warehouse at 11% of the portfolio. The quarter ended with $26.8 billion of criticized CRE mortgage and $10.6 billion of criticized construction loans. Criticized CRE mortgage loans decreased 6% and criticized CRE construction loans decreased 24% since December 31, 2010. Total criticized CRE loans remained relatively high as a result of the current conditions in the real estate market. CRE delinquencies totaled $1.9 billion or 2% of total non-PCI CRE loans at quarter end. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further detail on criticized loans.
     The underwriting of CRE loans primarily focuses on cash flows and creditworthiness of the customer, in addition to collateral valuations. To identify and manage newly emerging problem CRE loans, we employ a high level of surveillance and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates. As issues are identified, management is engaged and dedicated workout groups are in place to manage problem loans. At June 30, 2011, the recorded investment in PCI CRE loans totaled $5.0 billion, down from $12.3 billion at December 31, 2008, reflecting the reduction resulting from loan resolutions and write-downs.

Risk Management – Credit Risk Management (continued)
Table 14: CRE Loans by State and Property Type

	June 30, 2011

	Real estate mortgage			Real estate construction		Total			% of
	Nonaccrual	Outstanding		Nonaccrual	Outstanding	Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans	balance (1)	loans	balance (1)		loans

By state:
PCI loans (1):
California	$-	595		-	190	-	785		* %
Florida	-	451		-	316	-	767		*
New York	-	301		-	205	-	506		*
Virginia	-	204		-	209	-	413		*
North Carolina	-	85		-	327	-	412		*
Other	-	1,164		-	941	-	2,105	(2)	*

Total PCI loans	$-	2,800		-	2,188	-	4,988		* %

All other loans:
California	$1,167	26,258		353	3,332	1,520	29,590		4%
Florida	734	9,362		236	1,862	970	11,224		1
Texas	362	7,054		138	1,812	500	8,866		1
North Carolina	322	4,375		154	1,136	476	5,511		*
New York	34	4,183		9	970	43	5,153		*
Virginia	86	3,491		40	1,489	126	4,980		*
Georgia	289	3,694		205	753	494	4,447		*
Arizona	244	3,694		53	660	297	4,354		*
Colorado	100	3,006		48	477	148	3,483		*
Washington	61	2,932		27	493	88	3,425		*
Other	1,292	30,609		780	6,202	2,072	36,811	(3)	5

Total all other loans	$4,691	98,658		2,043	19,186	6,734	117,844		16%

Total	$4,691	101,458		2,043	21,374	6,734	122,832		16%

By property:
PCI loans (1):
Office buildings	$-	967		-	200	-	1,167		* %
Apartments	-	707		-	443	-	1,150		*
1-4 family land	-	179		-	400	-	579		*
Retail (excluding shopping center)	-	270		-	90	-	360		*
Land (excluding 1-4 family)	-	15		-	288	-	303		*
Other	-	662		-	767	-	1,429		*

Total PCI loans	$-	2,800		-	2,188	-	4,988		* %

All other loans:
Office buildings	$1,139	27,322		87	2,041	1,226	29,363		4%
Industrial/warehouse	619	13,207		58	700	677	13,907		2
Apartments	333	9,705		177	2,696	510	12,401		2
Retail (excluding shopping center)	651	10,615		51	829	702	11,444		2
Shopping center	291	9,243		149	1,418	440	10,661		1
Real estate — other	327	8,491		14	192	341	8,683		1
Hotel/motel	357	6,357		27	872	384	7,229		*
Land (excluding 1-4 family)	61	434		556	6,275	617	6,709		*
Institutional	92	2,762		6	234	98	2,996		*
Agriculture	156	2,589		-	24	156	2,613		*
Other	665	7,933		918	3,905	1,583	11,838		2

Total all other loans	$4,691	98,658		2,043	19,186	6,734	117,844		16%

Total	$4,691	101,458	(4)	2,043	21,374	6,734	122,832		16%

*	Less than 1%.
(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	Includes 35 states; no state had loans in excess of $356 million.
(3)	Includes 40 states; no state had loans in excess of $3.1 billion.
(4)	Includes $37.0 billion of loans to owner-occupants where 51% or more of the property is used in the conduct of their business.

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING For purposes of portfolio risk management, we aggregate commercial and industrial loans and lease financing according to market segmentation and standard industry codes. Table 15 summarizes commercial and industrial loans and lease financing by industry with the related nonaccrual totals. Across our non-PCI commercial loans and leases, the commercial and industrial loans and lease financing portfolios experienced less credit deterioration than our CRE portfolios in the second quarter 2011. Of the total commercial and industrial loans and lease financing non-PCI portfolios, 0.06% was 90 days or more past due and still accruing, 1.46% was nonaccruing and 13.8% were criticized. In comparison, of the total non-PCI CRE portfolio, 0.19% was 90 days or more past due and still accruing, 5.71% was nonaccruing and 28.1% was criticized. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report. Also, the annualized net-charge off rate for both portfolios declined from second quarter 2010. We believe this portfolio is well underwritten and is diverse in its risk with relatively even concentrations across several industries. Our credit risk management process for this portfolio primarily focuses on a customer’s ability to repay the loan through their cash flow. Generally, the collateral securing this portfolio represents a secondary source of repayment.
     A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term liquid assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets.
Table 15: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2011
				% of
	Nonaccrual	Outstanding		total
(in millions)	loans	balance (1)		loans

PCI loans (1):
Insurance	$-	91		* %
Investors	-	74		*
Technology	-	66		*
Residential construction	-	62		*
Healthcare	-	46		*
Aerospace and defense	-	37		*
Other	-	151	(2)	*

Total PCI loans	$-	527		* %

All other loans:
Financial institutions	$143	10,561		1%
Cyclical retailers	46	9,603		1
Food and beverage	63	9,048		1
Oil and gas	128	8,272		1
Healthcare	74	7,983		1
Industrial equipment	63	7,165		*
Real estate	68	6,414		*
Transportation	29	6,410		*
Investors	74	5,580		*
Technology	75	5,552		*
Public administration	46	5,322		*
Business services	51	5,163		*
Other	1,612	82,402	(3)	11

Total all other loans	$2,472	169,475		23%

Total	$2,472	170,002		23%

*	Less than 1%.
(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	No other single category had loans in excess of $23.4 million.
(3)	No other single category had loans in excess of $4.9 billion. The next largest categories included utilities, hotel/restaurant, securities firms, non-residential construction and leisure.

Risk Management – Credit Risk Management (continued)

     During the recent credit cycle, we have experienced an increase in loans requiring risk mitigation activities including the restructuring of loan terms and requests for extensions of commercial and industrial and CRE loans. All actions are based on a re-underwriting of the loan and our assessment of the borrower’s ability to perform under the agreed-upon terms. For loans that are granted an extension, borrowers are generally performing in accordance with the contractual loan terms. Extension terms generally range from six to thirty-six months and may require that the borrower provide additional economic support in the form of partial repayment, or additional collateral or guarantees. In cases where the value of collateral or financial condition of the borrower is insufficient to repay our loan, we may rely upon the support of an outside repayment guarantee in providing the extension. In considering the impairment status of the loan, we evaluate the collateral and future cash flows as well as the anticipated support of any repayment guarantor. In many cases the strength of the guarantor provides sufficient assurance that full repayment of the loan is expected. When full and timely collection of the loan becomes uncertain, including the performance of the guarantor, we place the loan on nonaccrual status and we charge-off all or a portion of the loan based on the fair value of the collateral securing the loan, if any.
     Our ability to seek performance under a guarantee is directly related to the guarantor’s creditworthiness, capacity and willingness to perform, which is evaluated on an annual basis, or more frequently as warranted. Our evaluation is based on the most current financial information available and is focused on various key financial metrics, including net worth, leverage, and current and future liquidity. We consider the guarantor’s reputation, creditworthiness, and willingness to work with us based on our analysis as well as other lenders’ experience with the guarantor. Our assessment of the guarantor’s credit strength is reflected in our loan risk ratings for such loans. The loan risk rating and accruing status are important factors in our allowance methodology for commercial and industrial and CRE loans.

     FOREIGN LOANS At June 30, 2011, foreign loans represented approximately 5% of our total consolidated loans outstanding and approximately 3% of our total assets. The United Kingdom was the only individual foreign country with cross-border outstandings, defined to include loans, acceptances, interest-bearing deposits with other banks, other interest bearing investments and any other monetary assets that exceeded 0.75% of our consolidated assets at June 30, 2011. The United Kingdom cross-border outstandings amounted to approximately $9.5 billion, or 0.75% of our consolidated assets, and included $1.7 billion of sovereign claims. Recently, there has been increased focus on the exposure of U.S. banks to Greece, Ireland, Italy, Portugal and Spain, which have experienced credit deterioration due to economic weakness and their respective fiscal situations. At June 30, 2011, our gross outside exposure to these five countries, including cross-border claims on an ultimate risk basis, and foreign exchange and derivative products, aggregated approximately $3.2 billion. Of this amount, we held approximately $100 million in sovereign claims, substantially all for Ireland, and no sovereign claims for Greece, Portugal and Spain. We did not have any sovereign credit default swaps that we have written or received associated with Greece, Ireland, Italy, Portugal and Spain.
     Our foreign country risk monitoring process incorporates frequent dialogue with our foreign financial institution customers, counterparties and regulatory agencies, enhanced by centralized monitoring of macroeconomic and capital markets conditions. We establish exposure limits for each country via a centralized oversight process based on the needs of our customers, and in consideration of relevant economic, political, social, legal, and transfer risks. We monitor exposures closely and adjust our limits in response to changing conditions.

Risk Management – Credit Risk Management (continued)
REAL ESTATE 1-4 FAMILY MORTGAGE LOANS Our real estate 1-4 family mortgage loans primarily include loans that we have made to customers and retained as part of our asset liability management strategy. These loans also include the Pick-a-Pay Portfolio acquired from Wachovia and the Home Equity Portfolio, which are discussed below. In addition, these loans include other purchased loans and loans included on our balance sheet due to the adoption of consolidation accounting guidance related to VIEs.
     Our underwriting of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time using market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. AVMs are generally used in underwriting to support property values on loan originations only where the loan amount is under $250,000. We generally require property visitation appraisals by a qualified independent appraiser for larger residential property loans.
     Some of our real estate 1-4 family first and junior lien mortgage loans include an interest-only feature as part of the loan terms. These interest-only loans were approximately 25% of total loans at both June 30, 2011 and December 31, 2010. Substantially all of these interest-only loans at origination were considered to be prime or near prime.
     We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our Wells Fargo owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. Our option ARM portfolio was acquired in the Wachovia acquisition.
     We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. Loans are underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. As a participant in the U.S. Treasury’s Making Home Affordable (MHA) programs, we are focused on helping customers stay in their homes. The MHA programs create a standardization of modification terms including incentives paid to borrowers, servicers, and investors. MHA includes the Home Affordable Modification Program (HAMP) for first lien loans and the Second Lien Modification Program (2MP) for junior lien loans. Under both our proprietary programs and the MHA programs, we may provide concessions such as interest rate reductions, forbearance of principal, and in some cases, principal forgiveness. These programs generally include trial periods of three months, and after successful completion and compliance with terms during this period, the loan is considered to be modified. See the “Allowance for Credit Losses” section in this Report for discussion on how we determine the allowance attributable to our modified residential real estate portfolios.

     The concentrations of real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 14% of total loans (3% of this amount were PCI loans from Wachovia) at June 30, 2011, mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans. We continuously monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.
     Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. All three credit risk metrics showed improvement in second quarter 2011, on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at June 30, 2011, totaled $18.4 billion, or 7%, of total non-PCI mortgages, down 9% from December 31, 2010. Loans with FICO scores lower than 640 totaled $47.0 billion at June 30, 2011 or 17% of all non-PCI mortgages, a decline of 8% from year-end. Mortgages with a LTV/CLTV greater than 100% totaled $79.4 billion at June 30, 2011 or 28% of total non-PCI mortgages, a 7% decline from year-end. Information regarding credit risk trends can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 16: Real Estate 1-4 Family Mortgage Loans by State

	June 30, 2011

	Real estate	Real estate	Total real

	1-4 family	1-4 family	estate 1-4	% of

	first	junior lien	family	total

(in millions)	mortgage	mortgage	mortgage	loans

PCI loans:
California	$20,540	45	20,585	3%
Florida	2,899	46	2,945	*
New Jersey	1,294	29	1,323	*
Other (1)	6,715	109	6,824	*

Total PCI loans	$31,448	229	31,677	4%

All other loans:
California	$54,622	25,126	79,748	11%
Florida	16,636	7,962	24,598	3
New Jersey	9,038	6,364	15,402	2
New York	8,431	3,695	12,126	2
Virginia	5,962	4,541	10,503	1
Pennsylvania	6,102	4,021	10,123	1
North Carolina	5,804	3,617	9,421	1
Georgia	4,696	3,499	8,195	1
Texas	6,447	1,435	7,882	1
Other (2)	73,688	29,458	103,146	15

Total all
other loans	$191,426	89,718	281,144	38%

Total	$222,874	89,947	312,821	42%

*	Less than 1%.

(1)	Consists of 46 states; no state had loans in excess of $733 million.

(2)	Consists of 41 states; no state had loans in excess of $6.7 billion. Includes $15.7 billion in loans that are insured by the Federal Housing Authority (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Risk Management — Credit Risk Management (continued)

PICK-A-PAY PORTFOLIO The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia. We considered a majority of the Pick-a-Pay loans to be PCI loans. The Pick-a-Pay portfolio is a liquidating portfolio, as Wachovia ceased originating new Pick-a-Pay loans in 2008.
     The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Real estate 1-4 family junior lien mortgages and lines of credit associated with Pick-a-Pay loans are reported in the Home Equity portfolio. Table 17 provides balances over time related to the types of loans included in the portfolio since acquisition.

Table 17: Pick-a-Pay Portfolio — Balances Over Time

	June 30,		December 31,

	2011		2010		2008

	Adjusted		Adjusted		Adjusted
	unpaid		unpaid		unpaid
	principal		principal		principal
(in millions)	balance	% of total	balance	% of total	balance	% of total

Option payment loans (1)	$44,157	56%	$49,958	59%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans (1)	10,577	14	11,070	13	15,763	14
Full-term loan modifications (1)	23,481	30	23,132	28	-	-

Total adjusted unpaid principal balance (1)	$78,215	100%	$84,160	100%	$115,700	100%

Total carrying value	$69,587		$74,815		$95,315

(1)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

    PCI loans in the Pick-a-Pay portfolio had an adjusted unpaid principal balance of $39.5 billion and a carrying value of $30.7 billion at June 30, 2011. The carrying value of the PCI loans is net of remaining purchase accounting write-downs, which reflected their fair value at acquisition. At acquisition, we recorded a $22.4 billion write-down in purchase accounting on Pick-a-Pay loans that were impaired.
     Pick-a-Pay option payment loans may be adjustable or fixed rate. They are home mortgages on which the customer has the option each month to select from among four payment options: (1) a minimum payment as described below, (2) an interest-only payment, (3) a fully amortizing 15-year payment, or (4) a fully amortizing 30-year payment.
     The minimum monthly payment for substantially all of our Pick-a-Pay loans is reset annually. The new minimum monthly payment amount usually cannot increase by more than 7.5% of the then-existing principal and interest payment amount. The minimum payment may not be sufficient to pay the monthly interest due and in those situations a loan on which the customer has made a minimum payment is subject to “negative amortization,” where unpaid interest is added to the principal balance of the loan. The amount of interest that has been added to a loan balance is referred to as “deferred interest.” Total deferred interest of $2.3 billion at June 30, 2011, down from $2.7 billion at December 31, 2010, was due to loan modification efforts as well as falling interest rates resulting in the minimum payment option covering interest and some principal on many loans. Approximately 79% of the Pick-a-Pay customers making a minimum payment in June 2011 did not defer interest.
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
     Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap: $1 million for the remainder of 2011, $3 million in 2012, and $30 million in 2013. In second quarter 2011, no loans were recast based on reaching the principal cap. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change at the recast date greater than the annual 7.5% reset:

$11 million for the remainder of 2011, $66 million in 2012, and $289 million in 2013. In second quarter 2011, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $4 million.
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

Table 18: Pick-a-Pay Portfolio (1)

	June 30, 2011

	PCI loans				All other loans

				Ratio of		Ratio of
	Adjusted			carrying		carrying
	unpaid	Current		value to		value to
	principal	LTV	Carrying	current	Carrying	current
(in millions)	balance (2)	ratio (3)	value (4)	value (5)	value (4)	value (5)

California	$26,851	119%	$20,464	90%	$19,011	84%
Florida	3,621	124	2,759	89	4,002	103
New Jersey	1,384	93	1,231	82	2,450	79
Texas	356	79	325	72	1,589	65
New York	772	92	681	80	1,062	81
Other states	6,499	110	5,239	88	10,774	87

Total Pick-a-Pay loans	$39,483		$30,699		$38,888

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2011.

(2)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(3)	The current LTV ratio is calculated as the adjusted unpaid principal balance divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

(4)	Carrying value, which does not reflect the allowance for loan losses, includes remaining purchase accounting adjustments, which, for PCI loans may include the nonaccretable difference and the accretable yield and, for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.

(5)	The ratio of carrying value to current value is calculated as the carrying value divided by the collateral value.

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
     In second quarter 2011, we completed more than 5,000 proprietary and HAMP Pick-a-Pay loan modifications and have completed more than 90,000 modifications since the Wachovia acquisition, resulting in $4.0 billion of principal forgiveness to our Pick-a-Pay customers. As announced in October 2010, we entered into agreements with certain state attorneys general whereby we agreed to offer loan modifications to eligible Pick-a-Pay customers through June 2013. These agreements cover the majority of our option payment loan portfolio and require that we offer modifications (both HAMP and proprietary) to eligible customers with the option payment loan product. In response to these agreements, we developed an enhanced proprietary modification product that allows for various means of principal forgiveness along with changes to other loan terms. Given that these agreements cover all modification efforts to eligible customers for the applicable states, a majority of our modifications (both HAMP and proprietary) for our Pick-a-Pay loan portfolio performed in second quarter 2011 are consistent with these agreements.
     Due to better than expected performance observed on the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $2.4 billion from the nonaccretable difference to the accretable yield since acquisition. Our performance is primarily attributable to significant modification efforts as well as the portfolio’s delinquency stabilization. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average life of approximately ten years. The accretable yield percentage in second quarter 2011 was 4.54%, consistent with fourth quarter 2010. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life

Risk Management — Credit Risk Management (continued)

of the portfolio. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield percentage and the estimated weighted-average life of the portfolio.

HOME EQUITY PORTFOLIOS Our Home Equity Portfolios consist of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate. Our first lien lines of credit represent 19% of our home equity portfolio and are included in real estate 1-4 family first mortgages. The majority of our junior lien loan products are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent a small portion of our junior lien loans.
     Our first and junior lien lines of credit products generally have a draw period of 10 years with variable interest rates and payment options during the draw period of (1) interest only or (2) 1.5% of total outstanding balance. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment loan with repayment terms of up to 30 years based on the balance at time of conversion. The draw periods for a majority of our lines of credit end after 2015.
     We continuously monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. We have observed that the severity of loss for junior lien mortgages is high and generally not affected by whether we or a third party own or service the related first mortgage, but that the frequency of loss is lower when we own or service the first mortgage. Although we have observed that delinquency and default rates are lower when we own or service the related first mortgage, we have limited information available to identify which of our junior liens are behind delinquent third party originated or serviced first mortgages. To capture this loss content, we refined our allowance process during second quarter 2011 utilizing the experience of our junior lien mortgages behind delinquent first liens that are owned or serviced by us adjusted for observed higher delinquency rates associated with junior lien mortgages behind third party first mortgages. We then incorporated this expected loss content into our allowance for loan losses, which added $210 million to our allowance. Table 19 summarizes delinquency and loss rates by the holder of the lien.
Table 19: Home Equity Portfolios Performance by Holder of 1st Lien (1)

		% of
		loans two	Loss rate
		payments	(annualized)
	Outstanding	or more	quarter
(in millions)	balance	past due	ended

June 30, 2011
First lien lines	$20,941	2.85%	0.82
Junior lien behind Wells Fargo owned or serviced first lien	44,963	2.78	3.76
Junior lien behind Third party first lien	44,779	3.53	4.32

Total	$110,683	3.09	3.43

(1)	Excludes PCI loans and includes $1.6 billion at June 30, 2011, associated with the Pick-a-Pay portfolio.

     We also monitor the number of borrowers paying the minimum amount due on a monthly basis. In June 2011, approximately 93% of our borrowers with outstanding balances paid at least the minimum amount due, which included 46% of our borrowers paying only the minimum amount due.
     The home equity liquidating portfolio includes home equity loans generated through third party channels, including correspondent loans. This liquidating portfolio represents less than 1% of our total loans outstanding at June 30, 2011, and contains some of the highest risk in our home equity portfolio, with a loss rate of 9.22% compared with 3.08% for the core (non-liquidating) home equity portfolio. Table 20 shows the credit attributes of the core and liquidating home equity portfolios and lists the top five states in each portfolio showing that California loans represent the largest state concentration in each of these portfolios. The decrease in outstanding balances primarily reflects loan paydowns and charge-offs.

Table 20: Home Equity Portfolios (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance		or more past due		quarter ended
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in millions)	2011	2010	2011	2010	2011	2010

Core portfolio (2)
California	$26,651	27,850	2.98%	3.30	3.69	3.95
Florida	11,200	12,036	4.91	5.46	5.23	5.84
New Jersey	8,010	8,629	3.57	3.44	2.05	1.83
Virginia	5,358	5,667	2.19	2.33	1.85	1.70
Pennsylvania	5,161	5,432	2.39	2.48	1.49	1.11
Other	48,037	50,976	2.60	2.83	2.70	2.86

Total	104,417	110,590	2.99	3.24	3.08	3.24

Liquidating portfolio
California	2,233	2,555	5.69	6.66	12.73	13.48
Florida	288	330	6.97	8.85	10.52	10.59
Arizona	127	149	7.01	6.91	14.01	18.45
Texas	106	125	1.12	2.02	3.40	2.95
Minnesota	80	91	3.87	5.39	7.83	8.73
Other	3,432	3,654	4.04	4.53	6.73	6.46

Total	6,266	6,904	4.77	5.54	9.22	9.49

Total core and liquidating portfolios	$110,683	117,494	3.09	3.37	3.43	3.61

(1)	Consists predominantly of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate, excluding PCI loans.

(2)	Includes $1.6 billion and $1.7 billion at June 30, 2011, and December 31, 2010, respectively, associated with the Pick-a-Pay portfolio.

CREDIT CARDS Our credit card portfolio totaled $21.2 billion at June 30, 2011, which represented 3% of our total outstanding loans. The quarterly net charge-off rate (annualized) for our credit card loans declined throughout 2010 and was 5.63% for second quarter 2011 compared with 10.45% for second quarter 2010.
OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $87.2 billion at June 30, 2011, and predominantly include automobile, student and security-based margin loans. The quarterly loss rate (annualized) for other revolving credit and installment loans was 1.03% for second quarter 2011 compared with 1.63% for second quarter 2010. Excluding government guaranteed student loans, the loss rates were 1.23% and 2.02% for second quarter 2011 and 2010, respectively.

Risk Management — Credit Risk Management (continued)
NONACCRUAL LOANS AND FORECLOSED ASSETS We generally place loans on nonaccrual status when:
•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection; or
•	part of the principal balance has been charged off and no restructuring has occurred.
     Table 21 shows a quarterly trend for nonaccrual loans and foreclosed assets, and, beginning in fourth quarter 2010, shows a decline in the total balance from the prior quarter for the first time since the acquisition of Wachovia. The decline continued in the first two quarters of 2011.

Table 21: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
		% of		% of		% of		% of
		total		total		total		total
($ in millions)	Balances	loans	Balances	loans	Balances	loans	Balances	loans

Commercial:
Commercial and industrial	$2,393	1.52%	$2,653	1.76%	$3,213	2.12%	$4,103	2.79%
Real estate mortgage	4,691	4.62	5,239	5.18	5,227	5.26	5,079	5.14
Real estate construction	2,043	9.56	2,239	9.79	2,676	10.56	3,198	11.46
Lease financing	79	0.61	95	0.73	108	0.82	138	1.06
Foreign	59	0.16	86	0.24	127	0.39	126	0.42

Total commercial (1)	9,265	2.80	10,312	3.19	11,351	3.52	12,644	3.99

Consumer:
Real estate 1-4 family first mortgage (2)	11,427	5.13	12,143	5.36	12,289	5.34	12,969	5.69
Real estate 1-4 family junior lien mortgage	2,098	2.33	2,235	2.40	2,302	2.39	2,380	2.40
Other revolving credit and installment	255	0.29	275	0.31	300	0.35	312	0.35

Total consumer	13,780	3.27	14,653	3.42	14,891	3.42	15,661	3.58

Total nonaccrual loans (3)(4)(5)	23,045	3.06	24,965	3.32	26,242	3.47	28,305	3.76

Foreclosed assets:
Government insured/guaranteed (6)	1,320		1,457		1,479		1,492
Non-government insured/guaranteed	3,541		4,055		4,530		4,635

Total foreclosed assets	4,861		5,512		6,009		6,127

Total nonperforming assets	$27,906	3.71%	$30,477	4.06%	$32,251	4.26%	$34,432	4.57%

Change from prior quarter	$(2,571)		(1,774)		(2,181)		1,627

(1)	Includes LHFS of $52 million, $17 million, $3 million and $89 million at June 30 and March 31, 2011, and December 31, and September 30, 2010, respectively.

(2)	Includes MHFS of $304 million, $430 million, $426 million and $448 million at June 30 and March 31, 2011, and December 31 and September 30, 2010, respectively.

(3)	Excludes loans acquired from Wachovia that are accounted for as PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(4)	Real estate 1-4 family mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veteran Affairs (VA) and student loans predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program are not placed on nonaccrual status because they are insured or guaranteed.

(5)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2010 Form 10-K for further information on impaired loans.

(6)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans is classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

     Total NPAs were $27.9 billion (3.71% of total loans) at June 30, 2011, and included $23.0 billion of nonaccrual loans and $4.9 billion of foreclosed assets. Since the peak in third quarter 2010, NPAs have declined for all loan and other asset types through June 30, 2011. New inflows to nonaccrual loans continued to decline. Table 22 provides an analysis of the changes in nonaccrual loans.

Table 22: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2011	2011	2010	2010	2010

Commercial nonaccrual loans
Balance, beginning of quarter	$10,312	11,351	12,644	12,239	12,265
Inflows	1,622	1,881	2,329	2,807	2,560
Outflows	(2,669)	(2,920)	(3,622)	(2,402)	(2,586)

Balance, end of quarter	9,265	10,312	11,351	12,644	12,239

Consumer nonaccrual loans
Balance, beginning of quarter	14,653	14,891	15,661	15,572	15,036
Inflows	3,443	3,955	4,357	4,866	4,733
Outflows	(4,316)	(4,193)	(5,127)	(4,777)	(4,197)

Balance, end of quarter	13,780	14,653	14,891	15,661	15,572

Total nonaccrual loans	$23,045	24,965	26,242	28,305	27,811

     Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status.
     While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by four factors. First, 99% of consumer nonaccrual loans and 95% of commercial nonaccrual loans are secured. Of the $13.8 billion of consumer nonaccrual loans at June 30, 2011, 98% are secured by real estate and 36% have a combined LTV (CLTV) ratio of 80% or below. Second, losses have already been recognized on 52% of the remaining balance of consumer nonaccruals and commercial nonaccruals have been written down by $2.4 billion. Generally, when a consumer real estate loan is 120 days past due, we transfer it to nonaccrual status. When the loan reaches 180 days past due it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period which are not written down as long as trial payments are made on time. Thereafter, we revalue each loan regularly and recognize additional write-downs if needed. Third, as of June 30, 2011, 57% of commercial nonaccrual loans were current on interest. Fourth, the inherent risk of loss in all nonaccruals has been considered and we believe is adequately covered by the allowance for loan losses.
     Under both our proprietary modification programs and the MHA programs, customers may be required to provide updated documentation, and some programs require completion of trial payment periods to demonstrate sustained performance, before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, many states, including California, Florida and New Jersey, have enacted legislation that significantly increases the time frames to complete the foreclosure process, meaning that loans will remain in nonaccrual status for longer periods. At the conclusion of the foreclosure process, we continue to sell real estate owned in a timely manner.
     Table 23 provides a summary of foreclosed assets and an analysis of the changes.

Risk Management – Credit Risk Management (continued)
Table 23: Foreclosed Assets

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2011	2011	2010	2010	2010

Balance, period end
Government insured/guaranteed (1)	$1,320	1,457	1,479	1,492	1,344
PCI loans:
Commercial	993	1,005	967	1,043	940
Consumer	469	741	1,068	1,109	722

Total PCI loans	1,462	1,746	2,035	2,152	1,662

All other loans:
Commercial	1,409	1,408	1,412	1,343	1,087
Consumer	670	901	1,083	1,140	901

Total all other loans	2,079	2,309	2,495	2,483	1,988

Total foreclosed assets	$4,861	5,512	6,009	6,127	4,994

Analysis of changes in foreclosed assets
Balance, beginning of quarter	$5,512	6,009	6,127	4,994	4,081
Foreclosed assets acquired	862	1,340	2,072	2,837	2,337
Reductions:
Sales	(1,413)	(1,657)	(1,776)	(1,304)	(1,246)
Write-downs and loss on sales	(100)	(180)	(414)	(400)	(178)

Total reductions	(1,513)	(1,837)	(2,190)	(1,704)	(1,424)

Balance, end of quarter	$4,861	5,512	6,009	6,127	4,994

(1)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans is classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

     NPAs at June 30, 2011, included $1.3 billion of foreclosed real estate that is FHA insured or VA guaranteed and expected to have little to no loss content, and $3.6 billion of foreclosed assets, which have been written down to net realizable value. Foreclosed assets decreased $133 million, or 3%, year over year in second quarter 2011. Of this decrease, $200 million were foreclosed loans from the PCI portfolio that are now recorded as foreclosed assets. At June 30, 2011, most of our foreclosed assets of $4.9 billion have been in the foreclosed assets portfolio one year or less.
     Given our real estate-secured loan concentrations and current economic conditions, we anticipate continuing to hold a high level of NPAs on our balance sheet. The loss content in the nonaccrual loans has been recognized through charge-offs or provided for in the allowance for credit losses at June 30, 2011. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower. See the “Risk Management — Allowance for Credit Losses” section in this Report for additional information.
     We process foreclosures on a regular basis for the loans we service for others as well as those we hold in our loan portfolio. We utilize foreclosure, however, only as a last resort for dealing with borrowers experiencing financial hardships. We employ extensive contact and restructuring procedures to attempt to find other solutions for our borrowers. We maintain appropriate staffing in our workout and collection teams to ensure troubled borrowers receive appropriate attention and assistance.

TROUBLED DEBT RESTRUCTURINGS (TDRs)
Table 24: Troubled Debt Restructurings (TDRs)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2011	2011	2010	2010	2010

Consumer TDRs:
Real estate 1-4 family first mortgage	$12,938	12,261	11,603	10,951	9,525
Real estate 1-4 family junior lien mortgage	1,910	1,824	1,626	1,566	1,469
Other revolving credit and installment	838	859	778	674	502

Total consumer TDRs	15,686	14,944	14,007	13,191	11,496

Commercial TDRs	2,595	2,352	1,751	1,350	656

Total TDRs	$18,281	17,296	15,758	14,541	12,152

TDRs on nonaccrual status	$5,308	5,041	5,185	5,177	3,877
TDRs on accrual status	12,973	12,255	10,573	9,364	8,275

Total TDRs	$18,281	17,296	15,758	14,541	12,152

     Table 24 provides information regarding the recorded investment of loans modified in TDRs. The allowance for TDR loans was $4.5 billion at June 30, 2011, and $3.9 billion at December 31, 2010. Total charge-offs related to loans modified in a TDR that were still held on the balance sheet at period end were $491 million and $486 million for the first half of 2011 and 2010, respectively.
     We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.
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

Risk Management – Credit Risk Management (continued)
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $9.8 billion, $10.8 billion, $11.6 billion, $13.0 billion, and $15.1 billion at June 30 and March 31, 2011, and December 31, September 30 and June 30, 2010, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
     Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at June 30, 2011, were down $819 million, or 31%, from December 31, 2010. The decline was due to loss mitigation activities including modifications and increased collection capacity/process improvements, charge-offs, lower early stage delinquency levels and credit stabilization.
     Table 25 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 25: Loans 90 Days or More Past Due and Still Accruing

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2011	2011	2010	2010	2010

Total (excluding PCI):	$17,318	17,901	18,488	18,815	19,384
Less: FHA insured/guaranteed by the VA (1)	14,474	14,353	14,733	14,529	14,387
Less: Student loans guaranteed under the FFELP (2)	1,014	1,120	1,106	1,113	1,122

Total, not government insured/guaranteed	$1,830	2,428	2,649	3,173	3,875

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$110	338	308	222	540
Real estate mortgage	137	177	104	463	654
Real estate construction	86	156	193	332	471
Foreign	12	16	22	27	21

Total commercial	345	687	627	1,044	1,686

Consumer:
Real estate 1-4 family first mortgage (3)	728	858	941	1,016	1,049
Real estate 1-4 family junior lien mortgage (3)	286	325	366	361	352
Credit card	334	413	516	560	610
Other revolving credit and installment	137	145	199	192	178

Total consumer	1,485	1,741	2,022	2,129	2,189

Total, not government insured/guaranteed	$1,830	2,428	2,649	3,173	3,875

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

(2)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP).

(3)	Includes mortgages held for sale 90 days or more past due and still accruing.

NET CHARGE-OFFS
Table 26: Net Charge-offs

	Quarter ended
	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in millions)	offs	loans(1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Commercial:
Commercial and industrial	$254	0.66%	$354	0.96%	$500	1.34%	$509	1.38%	$689	1.87%
Real estate mortgage	128	0.50	152	0.62	234	0.94	218	0.87	360	1.47
Real estate construction	72	1.32	83	1.38	171	2.51	276	3.72	238	2.90
Lease financing	1	0.01	6	0.18	21	0.61	23	0.71	27	0.78
Foreign	47	0.52	28	0.34	28	0.36	39	0.52	42	0.57

Total commercial	502	0.62	623	0.79	954	1.19	1,065	1.33	1,356	1.69

Consumer:
Real estate 1-4 family first mortgage	909	1.62	904	1.60	1,024	1.77	1,034	1.78	1,009	1.70
Real estate 1-4 family junior lien mortgage	909	3.97	994	4.25	1,005	4.08	1,085	4.30	1,184	4.62
Credit card	294	5.63	382	7.21	452	8.21	504	9.06	579	10.45
Other revolving credit and installment	224	1.03	307	1.42	404	1.84	407	1.83	361	1.64

Total consumer	2,336	2.21	2,587	2.42	2,885	2.63	3,030	2.72	3,133	2.79

Total	$2,838	1.52%	$3,210	1.73%	$3,839	2.02%	$4,095	2.14%	$4,489	2.33%

(1) Quarterly net charge-offs as a percentage of average respective loans are annualized.
     Table 26 presents net charge-offs for second quarter 2011 and the previous four quarters. Net charge-offs in second quarter 2011 were $2.8 billion (1.52% of average total loans outstanding) compared with $4.5 billion (2.33%) in second quarter 2010.
     Net charge-offs in the 1-4 family first mortgage portfolio totaled $909 million in second quarter 2011. Our 1-4 family first mortgage portfolio continued to reflect relatively low loss rates, although until housing prices fully stabilize, these credit losses will continue to remain elevated.
     Net charge-offs in the real estate 1-4 family junior lien portfolio were $909 million in second quarter 2011. More information about the Home Equity portfolio, which includes substantially all of our real estate 1-4 family junior lien mortgage loans, is available in Table 20 in this Report and the related discussion.
     Credit card net charge-offs of $294 million in second quarter 2011 decreased $285 million from a year ago.
     Commercial net charge-offs were $502 million in second quarter 2011 compared with $1.4 billion a year ago. Commercial credit results continued to improve from second quarter 2010 as market liquidity and improving market conditions helped stabilize performance results.

Risk Management — Credit Risk Management (continued)

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date, excluding loans carried at fair value. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report. Table 27 provides a summary of our allowance for credit losses.
     We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective as well as complex judgments. In addition, we review a variety of credit metrics and trends. These trends, however, do not solely determine the adequacy of the allowance as we use several analytical tools in determining its adequacy. For additional information on our allowance for credit losses, see the “Critical Accounting Policies — Allowance for Credit Losses” section in our 2010 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 27: Allowance for Credit Losses

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2011	2011	2010	2010	2010

Components:
Allowance for loan losses	$20,893	21,983	23,022	23,939	24,584
Allowance for unfunded credit commitments	369	400	441	433	501

Allowance for credit losses	21,262	22,383	23,463	24,372	25,085

Allowance for credit losses related to PCI loans	$273	257	298	379	225

Allowance for loan losses as a percentage of total loans	2.78%	2.93	3.04	3.18	3.21
Allowance for loan losses as a percentage of annualized net charge-offs	184	169	151	147	137
Allowance for credit losses as a percentage of total loans	2.83	2.98	3.10	3.23	3.27
Allowance for credit losses as a percentage of total nonaccrual loans	92	90	89	86	90

     In addition to the allowance for credit losses, there was $12.1 billion at June 30, 2011, and $12.9 billion at March 31, 2011, of nonaccretable difference to absorb losses for PCI loans. For additional information on PCI loans, see the “Risk Management — Credit Risk Management — Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
     The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages at June 30, 2011.
     The $1.1 billion linked-quarter decline in the allowance for loan losses in second quarter 2011 reflected continued improvement in consumer delinquency trends, reduced nonperforming loans and improved portfolio performance. Additionally, the loan portfolio at June 30, 2011, consisted of higher percentages of more recent vintage loans subjected to tightened underwriting standards.
     Total provision for credit losses was $1.8 billion in second quarter 2011, compared with $4.0 billion a year ago. The second quarter 2011 provision was $1.0 billion less than net charge-offs, compared with a provision that was $500 million less than net charge-offs in second quarter 2010.
     In determining the appropriate allowance attributable to our residential mortgage portfolio, we incorporate the default rates and high severity of loss for junior lien mortgages behind delinquent first lien mortgages into our loss forecasting calculations. In addition, the loss rates we use in determining our allowance include the impact of our established loan modification programs. When modifications occur or are probable to occur, our allowance considers the impact of these modifications, taking into consideration the associated credit cost, including re-defaults of modified loans and projected loss severity. Accordingly, the loss content associated with the effects of existing and probable loan modifications and junior lien mortgages behind delinquent first lien mortgages has been captured in our allowance methodology.
     Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty, including ongoing discussions with regulatory and government agencies regarding mortgage foreclosure-related matters.

     We believe the allowance for credit losses of $21.3 billion is adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2011. The allowance for credit losses is subject to change and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in our external business environment, it is possible that we will have to record incremental credit losses not anticipated as of the balance sheet date. However, absent significant deterioration in the economy, we expect future reserve releases. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies — Allowance for Credit Losses” section in our 2010 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to the Financial Statements in this Report.

Risk Management — Credit Risk Management (continued)

LIABILITY FOR MORTGAGE LOAN REPURCHASE LOSSES We sell residential mortgage loans to various parties, including (1) government-sponsored entities Freddie Mac and Fannie Mae (GSEs) who include the mortgage loans in GSE-guaranteed mortgage securitizations, (2) special purpose entities (SPEs) that issue private label mortgage-backed securities (MBS), and (3) other financial institutions that purchase mortgage loans for investment or private label securitization. In addition, we pool FHA-insured and VA-guaranteed mortgage loans that back securities guaranteed by GNMA. We may be required to repurchase these mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans (collectively “repurchase”) in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. For additional information see our 2010 Form 10-K.
     We have established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of losses for loans for which we have a repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Our mortgage repurchase liability estimation process also incorporates projected and on hand mortgage insurance rescissions that we deem to be probable to result in a repurchase demand. Currently, repurchase demands primarily relate to 2006 through 2008 vintages and to GSE-guaranteed MBS.
     During second quarter 2011, we observed a decline in our level of total repurchases and losses as we continued to work through the remaining risk associated with the 2006 through 2008 vintages. We repurchased or reimbursed investors for incurred losses on mortgage loans with original balances of $598 million. In second quarter 2011, we also negotiated a settlement on a pool of mortgage loans with original sold balances of $302 million. This settlement occurred with a private investor to whom we had sold the loans and settled all future mortgage repurchase requests for this pool of loans with this counterparty. We incurred net losses on repurchased loans, investor reimbursements and loan pool global settlements of $261 million in second quarter 2011.
     Table 28 provides the number of unresolved repurchase demands and mortgage insurance rescissions. We do not typically receive repurchase requests from GNMA, FHA/HUD or VA. As an originator of an FHA insured or VA guaranteed loan, we are responsible for obtaining the insurance with FHA or the guarantee with the VA. To the extent we are not able to obtain the insurance or the guarantee we can request to repurchase the loan from the GNMA pool. Such repurchases from GNMA pools typically represent a self-initiated process upon discovery of the uninsurable loan (usually within 180 days from funding of the loan). Alternatively, in lieu of repurchasing loans from GNMA pools, we may be asked by the FHA/HUD or the VA to indemnify loans due to defects found in the Post Endorsement Technical Review process or audits performed by FHA/HUD or the VA. Our liability for mortgage loan repurchase losses incorporates probable losses associated with indemnified loans in GNMA pools and uninsurable loans.

Table 28: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government				Mortgage insurance
	sponsored entities (1)		Private		rescissions with no demand (2)		Total
	Number of	Original loan	Number of	Original loan	Number of	Original loan	Number of	Original loan
($ in millions)	loans	balance (3)	loans	balance (3)	loans	balance (3)	loans	balance (3)

2011
June 30,	6,876	$1,565	695	$230	2,019	$444	9,590	$2,239
March 31,	6,210	1,395	1,973	424	2,885	674	11,068	2,493

2010
December 31,	6,501	1,467	2,899	680	3,248	801	12,648	2,948
September 30,	9,887	2,212	3,605	882	3,035	748	16,527	3,842
June 30,	12,536	2,840	3,160	707	2,979	760	18,675	4,307
March 31,	10,804	2,499	2,320	519	2,843	737	15,967	3,755

(1)	Includes repurchase demands of 892 and $179 million, 685 and $132 million, 1,495 and $291 million, 2,263 and $437 million, 2,141 and $417 million, and 1,824 and $372 million for June 30 and March 31, 2011, and December 31, September 30, June 30, and March 31, 2010, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller.
(2)	As part of our representations and warranties in our loan sales contracts, we typically represent to GSEs and private investors that certain loans have mortgage insurance to the extent there are loans that have loan to value ratios in excess of 80% which require mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer, the lack of insurance may result in a repurchase demand from an investor. Similar to repurchase demands, we evaluate mortgage insurance rescission notices for validity and appeal for reinstatement if the rescission was not based on a contractual breach. When investor demands are received due to lack of mortgage insurance, they are reported as unresolved repurchase demands based on the applicable investor category for the loan (GSE or private). Over the last year, approximately 20% of our repurchase demands from GSEs had mortgage insurance rescission as one of the reasons for the repurchase demand. Of all the mortgage insurance rescissions notices received in 2010, approximately 70% have resulted in repurchase demands through June of 2011. Not all mortgage insurance rescissions received in 2010 have been completed through the appeals process with the mortgage insurer and upon successful appeal, we work with the investor to rescind the repurchase demand.
(3)	While original loan balance related to these demands is presented above, the establishment of the repurchase liability is based on a combination of factors, such as our appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity, which is driven by the difference between the current loan balance and the estimated collateral value less costs to sell the property.

     The level of repurchase demands outstanding at June 30, 2011, was down from a year ago in both number of outstanding loans and in total dollar balances as we continued to work through the demands. While GSE repurchase demands outstanding have increased from December 31, 2010, due to an acceleration of timing of demand requests, which can fluctuate, we do not expect these demands to remain elevated and we do not believe these demands indicate an increased frequency of demands in the future. Customary with industry practice, we have the right of recourse against correspondent lenders from whom we have purchased loans with respect to representations and warranties. Of the repurchase demands presented in Table 28, approximately 20% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we typically recover on average approximately 50% of losses from these lenders. Historical recovery rates as well as projected lender performance are incorporated in the establishment of our mortgage repurchase liability.
     Our liability for repurchases, included in “Accrued expenses and other liabilities” in our consolidated financial statements, was $1.2 billion at June 30 and March 31, 2011. In the quarter ended June 30, 2011, $242 million of additions to the liability were recorded, which reduced net gains on mortgage loan origination/sales activities. Our additions to the repurchase liability in the quarter ended June 30, 2011, reflect updated assumptions about repurchase risk on outstanding demands, particularly on the 2006-2008 vintages.
     We believe we have a high quality residential mortgage loan servicing portfolio. Of the $1.8 trillion in the residential mortgage loan servicing portfolio at June 30, 2011, 93% was current, less than 2% was subprime at origination, and approximately 1% was home equity securitizations. Our combined delinquency and foreclosure rate on this portfolio was 7.44% at June 30, 2011, compared with 7.22% at March 31, 2011. In this portfolio 6% are private securitizations where we originated the loan and therefore have some repurchase risk. For this private securitization segment of our residential mortgage loan servicing portfolio, 58% are loans from 2005 vintages or earlier (weighted average age of 69 months); 80% were prime at origination; and approximately 70% are jumbo loans. The weighted-average LTV as of June 30, 2011, for this private securitization segment was 77%. We believe the highest risk segment of these private securitizations is the subprime loans originated in 2006 and 2007. These subprime loans have seller representations and warranties and currently have LTVs close to or exceeding 100%, and represent 8% of the 6% private securitization portion of the residential mortgage servicing portfolio. We had only $72 million of repurchased loans related to private securitizations in second quarter 2011. Of the servicing portfolio, 4% is non-agency acquired servicing and 2% is private whole loan sales. We did not underwrite and securitize the non-agency acquired servicing and therefore we have no obligation on that portion of our servicing portfolio to the investor for any repurchase demands arising from origination practices. For the private whole loan segment, while we do have repurchase risk on these prior loan sales, less than 3% were subprime at origination and loans that were sold and subsequently securitized are included in the private securitization segment discussed above.
     Table 29 summarizes the changes in our mortgage repurchase liability.

Risk Management — Credit Risk Management (continued)
Table 29: Changes in Mortgage Repurchase Liability

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2011	2011	2010	2010	2010

Balance, beginning of period	$1,207	1,289	1,331	1,375	1,263

Provision for repurchase losses:

Loan sales	20	35	35	29	36

Change in estimate — primarily due to credit deterioration	222	214	429	341	346

Total additions	242	249	464	370	382

Losses	(261)	(331)	(506)	(414)	(270)

Balance, end of period	$1,188	1,207	1,289	1,331	1,375

     The mortgage repurchase liability of $1.2 billion at June 30, 2011, represents our best estimate of the probable loss that we will incur related to representations and warranties in the contractual provisions of our sales of mortgage loans. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs and other significant investors to monitor and address their repurchase demand practices and concerns. Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $1.8 billion at June 30, 2011, and was determined based upon modifying the assumptions utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions. For additional information on our repurchase liability, see the “Critical Accounting Policies — Liability for Mortgage Loan Repurchase Losses” section in our 2010 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.
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
     The FRB and OCC completed a joint interagency horizontal examination of foreclosure processing at large mortgage servicers, including Wells Fargo, to evaluate the adequacy of their controls and governance over bank foreclosure processes, including compliance with applicable federal and state law. The OCC and other federal banking regulators published this review on April 13, 2011. We have entered into consent orders with the OCC and FRB, both of which were made public on April 13, 2011. These orders incorporate remedial requirements for identified deficiencies; however, civil money penalties have not been assessed at this time. We have been working with our regulators for an extended period on servicing improvements and have already instituted enhancements. For additional information, see the discussion of mortgage related regulatory investigations in Note 11 (Legal Actions) to Financial Statements in this Report. Changes in servicing and foreclosure practices will increase the Company’s costs of servicing mortgage loans. As part of our quarterly MSR valuation process, we assess changes in expected future servicing and foreclosure costs, which in the first half of 2011, includes the estimated impact from the regulatory consent orders.

Risk Management — Credit Risk Management (continued)

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO), which oversees these risks and reports periodically to the Finance Committee of the Board, consists of senior financial and business executives. Each of our principal business groups has its own asset/liability management committee and process linked to the Corporate ALCO process.
INTEREST RATE RISK Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of June 30, 2011, our most recent simulation indicated estimated earnings at risk of less than 1% of our most likely earnings plan over the next 12 months using a scenario in which the federal funds rate rises to 4.25% and the 10-year Constant Maturity Treasury bond yield rises to 5.50%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See the “Risk Management — Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
     We use exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount, credit risk amount and estimated net fair value of these derivatives as of June 30, 2011, and December 31, 2010, are presented in Note 12 (Derivatives) to Financial Statements in this Report.
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
     The total carrying value of our residential and commercial MSRs was $16.2 billion at June 30, 2011, and $15.9 billion at December 31, 2010. The weighted-average note rate on our portfolio of loans serviced for others was 5.26% at June 30, 2011, and 5.39% at December 31, 2010. Our total MSRs represented 0.87% of mortgage loans serviced for others at June 30, 2011, and 0.86% at December 31, 2010.
MARKET RISK — TRADING ACTIVITIES From a market risk perspective, our net gains from trading activities are impacted by changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. We are exposed to market risk through customer accommodation trading, certain economic hedges classified as trading positions and, to a lesser extent, proprietary trading. Trading positions and related market risk exposure are subject to risk limits established and monitored by the Market Risk Committee and Corporate ALCO. These trading positions consist of both securities and derivative instruments. The primary purpose of our trading businesses is to accommodate customers in management of their market price risk. Net gains from trading activities are attributable to the following types of activity:
Table 30: Trading Activities

			Six months
	Quarter ended June 30,		ended June 30,
(in millions)	2011	2010	2011	2010

Customer accommodation	$190	281	687	826
Economic hedging	247	(127)	348	(167)
Proprietary	(23)	(45)	(9)	(13)

Total net trading gains	$414	109	1,026	646

     The amounts reflected in the table above capture only gains (losses) due to changes in fair value of our trading positions and are reported within net gains on trading activities within noninterest income line item of the income statement. These amounts do not include interest income and other fees earned from related activities, which are reported within interest income from trading assets and other fees within noninterest income line items of the income statement. Categorization of net gains from trading activities in the table above is based on our own definition of those categories, as further described below, because no uniform definitions currently exist.
     Customer accommodation trading consists of security or derivative transactions conducted in an effort to help customers manage their market price risks which are done on their behalf or driven by their investment needs. For the majority of our customer accommodation trading we serve as intermediary between buyer and seller. For example, we may enter into financial instruments with customers that use the instruments for risk management purposes and offset our exposure on such contracts by entering into separate instruments. Customer accommodation trading also includes net gains related to market-making activities in which we take positions to facilitate expected customer order flow.
     Economic hedges consist primarily of cash or derivative positions used to facilitate certain of our balance sheet risk management activities that did not qualify for hedge accounting or were not designated in a hedge accounting relationship. Economic hedges may also include securities which we elected to carry at fair value with changes in fair value recorded to earnings in order to mitigate accounting measurement mismatches or avoid embedded derivative accounting complexities.
     Proprietary trading consists of security or derivative positions executed for our own account based on market expectations or to benefit from price differences between financial instruments and markets. Proprietary trading activity is expected to be restricted by the Dodd-Frank Act section known as the “Volcker Rule,” which has not yet been finalized. Given that future rule-making is required by various governmental regulatory agencies to define proprietary trading within the context of the final “Volcker Rule,” our definition of proprietary trading may change. However, we have reduced or exited certain business activities in anticipation of the final “Volcker Rule.” As discussed within the noninterest income section of our financial results, proprietary trading activity is not significant to our financial results.
     The fair value of our trading derivatives is reported in Notes 12 (Derivatives) and 13 (Fair Value) to Financial Statements in this Report. The fair value of our trading securities is reported in Note 13 (Fair Value) to Financial Statements in this Report.
     The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VaR) metrics complemented with sensitivity analysis and stress testing. VaR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VaR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VaR throughout second quarter 2011 was $28 million, with a lower bound of $19 million and an upper bound of $37 million.
MARKET RISK — EQUITY MARKETS We are directly and indirectly affected by changes in the equity markets. For additional information regarding market risk related to equity markets, see page 79 of our 2010 Form 10-K.
     Table 31 provides information regarding our marketable and nonmarketable equity investments.
Table 31: Nonmarketable and Marketable Equity Investments

	June 30,	Dec. 31,
(in millions)	2011	2010

Nonmarketable equity investments:
Private equity investments:
Cost method	$3,143	3,240
Equity method	7,758	7,624
Federal bank stock	4,886	5,254
Principal investments	291	305

Total nonmarketable equity investments (1)	$16,078	16,423

Marketable equity securities:
Cost	$3,499	4,258
Net unrealized gains	856	931

Total marketable equity securities (2)	$4,355	5,189

(1)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(2)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

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
     Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2011, core deposits funded 108% of total loans compared with 99% a year ago. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.
     Table 32 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 32: Short-Term Borrowings

	Quarter ended

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,

(in millions)	2011	2011	2010	2010	2010

Balance, period end
Commercial paper and other short-term borrowings	$17,357	17,228	17,454	16,856	16,604
Federal funds purchased and securities sold under agreements to repurchase	36,524	37,509	37,947	33,859	28,583

Total	$53,881	54,737	55,401	50,715	45,187

Average daily balance for period
Commercial paper and other short-term borrowings	$17,105	17,005	16,370	15,761	16,316
Federal funds purchased and securities sold under agreements to repurchase	36,235	37,746	34,239	30,707	28,766

Total	$53,340	54,751	50,609	46,468	45,082

Maximum month-end balance for period
Commercial paper and other short-term borrowings (1)	$18,234	17,597	17,454	16,856	17,388
Federal funds purchased and securities sold under agreements to repurchase (2)	36,524	37,509	37,947	33,859	28,807

(1)	Highest month-end balance in each of the last five quarters was in April and February 2011 and December, September and April 2010.
(2)	Highest month-end balance in each of the last five quarters was in June and March 2011 and December, September and May 2010.
     Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of Federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, a reduction in credit rating would not cause us to violate any of our debt covenants. See the “Risk Factors” section in this Report for additional information regarding the potential effect of the Dodd-Frank Act on our credit ratings.
     We continue to evaluate the potential impact on liquidity management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, throughout the rule-making process.
Parent Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In June 2009, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. During the first half of 2011, the Parent issued $6.4 billion in registered senior notes. In February 2011, the Parent remarketed $2.5 billion of junior subordinated notes owned by an unconsolidated, wholly-owned trust. The purchasers of the junior subordinated notes exchanged them with the Parent for newly issued senior notes, which are included in the Parent issuances described above. Proceeds of the remarketed junior subordinated notes were used by the trust to purchase $2.5 billion of Class A, Series I Preferred Stock issued by the Parent.
     Parent’s proceeds from securities issued in the first half of 2011 were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect that the proceeds from securities issued in the future will also be used for the same purposes.
     Table 33 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series I & J, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices.
Table 33: Medium-Term Note (MTN) Programs

			June 30, 2011

			Debt	Available

	Date		issuance	for

(in billions)	established		authority	issuance

MTN program:
Series I & J (1)	August 2009		$25.0	18.3
Series K (1)	April 2010		25.0	24.4
European (2)	December 2009		25.0	25.0
Australian (2)(3)	June 2005	AUD	10.0	6.8

(1)	SEC registered.
(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
(3)	As amended in October 2005 and March 2010.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At June 30, 2011, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $99.2 billion in long-term debt issuance authority.
Wells Fargo Financial Canada Corporation In January 2010, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion in medium-term notes for distribution from time to time in Canada. During the first half of 2011, WFFCC issued CAD$500 million in medium-term notes. At June 30, 2011, CAD$6.5 billion remained available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.
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

Capital Management

We have an active program for managing stockholders’ equity and regulatory capital and we maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital internally primarily through the retention of earnings net of dividends. Our objective is to maintain capital levels at the Company and its bank subsidiaries above the regulatory “well-capitalized” thresholds by an amount commensurate with our risk profile and risk tolerance objectives. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $6.0 billion from December 31, 2010, predominantly from Wells Fargo net income of $7.7 billion, less common and preferred stock dividends of $1.7 billion. During the first half of 2011, we issued approximately 53 million shares of common stock, with net proceeds of $801 million.
     On March 18, 2011, the Company was notified by the FRB that it did not object to the capital plan the Company submitted on January 7, 2011, as part of the Comprehensive Capital Analysis and Review (CCAR). Following that notification, the Company initiated several capital actions contemplated in its capital plan, including increasing the quarterly common stock dividend to $0.12 a share, authorizing the repurchase of an additional 200 million shares of our common stock, and issuing notice to call $3.4 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the proposed Basel III capital standards. Consistent with the CCAR process and the FRB’s existing supervisory guidance regarding internal capital assessment, planning and adequacy, the FRB recently proposed rules that will require large bank holding companies such as the Company to submit annual capital plans to the FRB and to provide prior notice to the FRB before making a capital distribution under certain circumstances, including if the FRB objected to a capital plan or if certain minimum capital requirements were not maintained.
     From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Additionally, we may enter into plans to purchase stock that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and regulatory and legal considerations.
     In 2008, the Board authorized the repurchase of up to 25 million additional shares of our outstanding common stock. In first quarter 2011, the Board authorized the repurchase of an additional 200 million shares. During second quarter 2011, we repurchased 35 million shares of our common stock in the open market and from our employee benefit plans. At June 30, 2011, we had utilized all previously remaining common stock repurchase authority from the 2008 authorization and had remaining authority from the 2011 authorization to purchase approximately 166 million shares. For more information about share repurchases during second quarter 2011, see Part II, Item 2 of this Report.
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
     In connection with our participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The Board has authorized the repurchase by the Company of up to $1 billion of the warrants. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. We have purchased an additional 651,244 warrants since the U.S. Treasury auction; however, no purchases were made during the first half of 2011. At June 30, 2011, there were 39,444,481 warrants outstanding and exercisable and $455 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants and/or our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.
     Subsequent to the remarketing of certain junior subordinated notes issued in connection with Wachovia’s 2006 issuance of 5.80% fixed-to-floating rate trust preferred securities, the Company issued 25,010 shares of Class A, Series I Preferred Stock, with a par value of $2.5 billion to Wachovia Capital Trust III (Trust), an unconsolidated wholly-owned trust. The action completed the Company’s and the Trust’s obligations under an agreement dated February 1, 2006, as amended, between the Trust and the Company (as successor to Wachovia Corporation) and the Series I preferred stock replaces the trust preferred securities.
     The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At June 30, 2011, the Company and each of our subsidiary banks were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
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
     In July 2009, the Basel Committee on Bank Supervision published an additional set of international guidelines for review known as Basel III and finalized these guidelines in December 2010. The additional guidelines were developed in response to the financial crisis of 2008 and 2009 and address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The guidelines, among other things, increase minimum capital requirements and when fully phased in require bank holding companies to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7.0%. The U.S. regulatory bodies are reviewing the final international standards and final U.S. rulemaking is expected to be completed in 2011. The Basel Committee recently proposed additional Tier 1 common equity surcharge requirements for global systemically important banks ranging from 1% to 3.5% depending on the bank’s systemic importance to be determined under an indicator-based approach that would consider five broad categories including cross-jurisdictional activity, size, inter-connectedness, substitutability and complexity. These additional capital requirements, which would be phased in beginning in January 2016 and become fully effective on January 1, 2019, would be in addition to the Basel III 7.0% Tier 1 common equity requirement finalized in December 2010. Regulatory authorities have not yet determined the global systemically important banks that would be subject to the surcharge and the amount of the surcharge for these banks. The Dodd-Frank Act also requires the FRB to adopt rules subjecting large bank holding companies, such as the Company, to more stringent capital requirements, including stress testing requirements and enhanced capital and liquidity requirements, and these rules may be similar to or more restrictive than those proposed by the Basel Committee. Although uncertainty exists regarding final capital rules, including the FRB’s approach to capital requirements, we evaluate the impact of Basel III on our capital ratios based on our interpretation of the proposed capital requirements and we estimate that our Tier 1 common equity ratio under the Basel III proposal exceeded the fully-phased in minimum of 7.0% by 35 basis points at the end of second quarter 2011. This estimate is subject to change depending on final promulgation of Basel III capital rulemaking and interpretations thereof by regulatory authorities.
     We are well underway toward Basel II and Basel III implementation and are currently on schedule to enter the parallel run phase of Basel II in 2012 with regulatory approval. Our delayed entry into the parallel run phase was approved by the FRB in 2010 as a result of the acquisition of Wachovia.
     At June 30, 2011, stockholders’ equity and Tier 1 common equity levels were higher than the quarter ended prior to the Wachovia acquisition. During 2009, as regulators and the market focused on the composition of regulatory capital, the Tier 1 common equity ratio gained significant prominence as a metric of capital strength. There is no mandated minimum or “well-capitalized” standard for Tier 1 common equity; instead the RBC rules state voting common stockholders’ equity should be the dominant element within Tier 1 common equity. Tier 1 common equity was $88.8 billion at June 30, 2011, or 9.15% of risk-weighted assets, an increase of $7.5 billion from December 31, 2010. Table 34 and Table 35 provide the details of the Tier 1 common equity calculation under Basel I and as estimated under Basel III, respectively.

Capital Management (continued)
Table 34: Tier 1 Common Equity Under Basel I (1)

			June 30,	Dec. 31,

(in billions)			2011	2010

Total equity			$137.9	127.9
Noncontrolling interests			(1.5)	(1.5)

Total Wells Fargo stockholders’ equity			136.4	126.4

Adjustments:
Preferred equity (2)			(10.6)	(8.1)
Goodwill and intangible assets (other than MSRs)			(34.6)	(35.5)
Applicable deferred taxes			4.1	4.3
MSRs over specified limitations			(0.9)	(0.9)
Cumulative other comprehensive income			(5.3)	(4.6)
Other			(0.3)	(0.3)

Tier 1 common equity	(A)		$88.8	81.3

Total risk-weighted assets (3)	(B)		$970.2	980.0

Tier 1 common equity to total risk-weighted assets	(A)/	(B)	9.15%	8.30

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	In March 2011, we issued $2.5 billion of Series I Preferred Stock to an unconsolidated wholly-owned trust.
(3)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.
Table 35: Tier 1 Common Equity Under Basel III (Estimated) (1)

			June 30,

(in billions)			2011

Tier 1 common equity under Basel I			$88.8

Adjustments from Basel I to Basel III:
Cumulative other comprehensive income (1)			5.3
Threshold deductions defined under Basel III (1) (2)			(4.6)
Other			(0.3)

Tier 1 common equity under Basel III	(C)		$89.2

Total risk-weighted assets anticipated under Basel III (3)	(D)		$1,212.9

Tier 1 common equity to total risk-weighted assets anticipated under Basel III	(C)/	(D)	7.35%

(1)	Volatility in interest rates can have a significant impact on the valuation of cumulative other comprehensive income and MSRs and therefore, impact adjustments under Basel III in future reporting periods.
(2)	Threshold deductions under Basel III include individual and aggregate limitations, as a percentage of Tier 1 common equity (as defined under Basel III), with respect to MSRs, deferred tax assets and investments in unconsolidated financial companies.
(3)	Under current Basel proposals, risk-weighted assets incorporate different classifications of assets, with certain risk weights based on a borrower’s credit rating or Wells Fargo’s own risk models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements. The amount of risk-weighted assets anticipated under Basel III is preliminary and subject to change depending on final promulgation of Basel III capital rulemaking and interpretations thereof by regulatory authorities.

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
     Management has reviewed and approved these critical accounting policies and has discussed these policies with the Board’s Audit and Examination Committee. These policies are described further in the “Financial Review — Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2010 Form 10-K.

Current Accounting Developments

The following accounting pronouncements have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective:
•	Accounting Standards Update (ASU or Update) 2011-05, Presentation of Comprehensive Income;

•	ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs;

•	ASU 2011-3, Reconsideration of Effective Control for Repurchase Agreements; and

•	ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.
ASU 2011-05 eliminates the option for companies to include the components of other comprehensive income in the statement of changes in stockholders’ equity. The Update requires entities to present the components of comprehensive income in either a single statement or in two separate statements, with the statement of other comprehensive income immediately following the statement of income. This guidance is effective for us in first quarter 2012 with retrospective application. Early adoption is permitted. The Update will not affect our financial results as it amends only the presentation of comprehensive income.
ASU 2011-04 modifies accounting guidance and expands existing disclosure requirements for fair value measurements. The Update clarifies how fair values should be measured for instruments classified in stockholders’ equity and under what circumstances premiums and discounts should be applied in fair value measurements. The guidance also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. Required new disclosures for financial instruments classified as Level 3 include: 1) quantitative information about unobservable inputs used in measuring fair value, 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs, and 3) a description of valuation processes used. The Update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. The guidance is effective for us in first quarter 2012 with prospective application. Early adoption is not permitted. We are evaluating the effect these accounting changes may have on our consolidated financial statements.
ASU 2011-03 amends the criteria companies use to determine if repurchase and similar agreements should be accounted for as sales or financings. Specifically, the Update removes the criterion for transferors to have the ability to meet contractual obligations through collateral maintenance provisions, even if transferees fail to return transferred assets pursuant to the agreements. This guidance is effective for us in first quarter 2012 with prospective application to new transactions and existing transactions modified on or after January 1, 2012. Early adoption is not permitted. We do not expect these accounting changes to have a material effect on our consolidated financial statements.
ASU 2011-02 provides guidance clarifying under what circumstances a creditor should classify a restructured receivable as a troubled debt restructuring (TDR). A receivable is a TDR if both of the following exist: 1) a creditor has granted a concession to the debtor, and 2) the debtor is experiencing financial difficulties. The Update clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The Update also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. The Update is effective for us in third quarter 2011 with retrospective application to January 1, 2011. Early adoption is permitted. These accounting changes will impact our TDR disclosures but are not expected to have a material effect on our financial results.

Regulatory and Other Developments

The Board of Governors of the Federal Reserve System (FRB) and the Office of the Comptroller of the Currency (OCC) recently issued consent orders that require us to correct deficiencies in our residential mortgage loan servicing and foreclosure practices that were identified by federal banking regulators in their review conducted in fourth quarter 2010. The consent orders also require that we improve our servicing and foreclosure practices. We are committed to full compliance with the consent orders and support the development of national servicing standards that will provide greater clarity for servicers, investors and customers. We continue to be committed to modifying mortgages for at-risk customers. We have been working with our regulators for an extended period to improve our processes and have already made some of the operational changes that will result from the expanded servicing responsibilities outlined in the consent orders. We are an industry leader in loan modifications for homeowners. As of June 30, 2011, approximately 695,000 Wells Fargo mortgage customers were in active trial or had completed loan modifications since the beginning of 2009.
     On July 20, 2011, the FRB issued a consent cease and desist order regarding home mortgage lending conducted by Wells Fargo Financial prior to the reorganization of its lending operations into Wells Fargo Bank, N.A. The order addressed allegations that some Wells Fargo Financial employees had steered potential prime borrowers into more costly nonprime loans and had falsified income information in mortgage applications so that borrowers qualified for loans when they would not have qualified based on their actual incomes. In addition to assessing an $85 million civil money penalty against the Company, the order requires the Company to compensate borrowers affected by these practices.
     This quarter we reached a preliminary settlement of $125 million to address securities law claims by buyers of private label mortgage-backed securities. This settlement should resolve pending securities law claims for most purchasers of our private label mortgage-backed securities. The settlement has been considered in our reserve for litigation claims and should not affect our future income if approved.
     In 2009, the FRB announced regulatory changes to debit card and ATM overdraft practices, which have reduced our service charges on deposit accounts. The Durbin Amendment contained in the Dodd-Frank Act authorized the FRB to issue regulations governing debit card interchange fees, and in June 2011, the FRB issued final rules limiting debit card interchange fees. As a result of the new FRB rules, which will become effective on October 1, 2011, we currently expect that beginning in fourth quarter 2011 our quarterly income will be reduced by approximately $250 million (after tax), before the impact of any offsetting actions.
     For more information, see Note 11 (Legal Actions) to Financial Statements in this Report.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements in this Report include, but are not limited to, statements we make about: (i) future results of the Company; (ii) our targeted noninterest expense for fourth quarter 2012 as part of our expense management initiatives; (iii) future credit quality and expectations regarding future loan losses in our loan portfolios and life-of-loan estimates; the level and loss content of NPAs and nonaccrual loans; the adequacy of the allowance for credit losses, including our current expectation of future reductions in the allowance for credit losses; and the reduction or mitigation of risk in our loan portfolios and the effects of loan modification programs; (iv) future capital levels and our estimate regarding our Tier 1 common equity ratio under proposed Basel III capital standards as of June 30, 2011; (v) the merger integration of the Company and Wachovia, including, merger costs, revenue synergies and store conversions; (vi) our current estimate of our 2011 effective tax rate; (vii) our mortgage repurchase exposure and exposure relating to our mortgage foreclosure practices; (viii) the expected outcome and impact of legal, regulatory and legislative developments, including the Dodd-Frank Act and FRB restrictions on debit interchange fees; and (ix) the Company’s plans, objectives and strategies.
     Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•	current and future economic and market conditions, including the effects of further declines in housing prices, high unemployment rates, and uncertainty regarding U. S. debt and budget matters;

•	our capital and liquidity requirements (including under regulatory capital standards, such as the proposed Basel III capital standards, as determined and interpreted by applicable regulatory authorities) and our ability to generate capital internally or raise capital on favorable terms;
•	financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and legislation and regulation relating to overdraft fees (and changes to our overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services, as well as the extent of our ability to offset the loss of revenue and income from financial services reform and other legislation and regulation;

•	legislative proposals to allow mortgage cram-downs in bankruptcy or require other loan modifications;

•	the extent of our success in our loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications or changes in such requirements or guidance;

•	the amount of mortgage loan repurchase demands that we receive and our ability to satisfy any such demands without having to repurchase loans related thereto or otherwise indemnify or reimburse third parties, and the credit quality of or losses on such repurchased mortgage loans;

•	negative effects relating to mortgage foreclosures, including changes in our procedures or practices and/or industry standards or practices, regulatory or judicial requirements, penalties or fines, increased servicing and other costs or obligations, including loan modification requirements, or delays or moratoriums on foreclosures;

•	our ability to realize our noninterest expense target as part of our expense management initiatives when and in the amount targeted, including as a result of business and economic cyclicality, seasonality, changes in our business composition and operating environment, growth in our businesses and/or acquisitions, and unexpected expenses relating to, among other things, litigation and regulatory matters;

•	our ability to successfully integrate the Wachovia merger and realize all of the expected cost savings and other benefits and the effects of any delays or disruptions in systems conversions relating to the Wachovia integration;

•	recognition of OTTI on securities held in our available-for-sale portfolio;

•	the effect of changes in interest rates on our net interest margin and our mortgage originations, MSRs and MHFS;

•	hedging gains or losses;

•	disruptions in the capital markets and reduced investor demand for mortgage loans;

•	our ability to sell more products to our customers;

•	the effect of economic conditions on the demand for our products and services;

•	the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	our election to provide support to our mutual funds for structured credit products they may hold;

•	changes in the value of our venture capital investments;

•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied or interpreted;

•	mergers, acquisitions and divestitures;

•	changes in the Company’s credit ratings and changes in the credit quality of the Company’s customers or counterparties;

•	reputational damage from negative publicity, fines, penalties and other negative consequences from regulatory violations and legal actions;

•	the loss of checking and savings account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin;

•	fiscal and monetary policies of the FRB; and

•	the other risk factors and uncertainties described under “Risk Factors” in this Report.
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

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Regulation and Supervision” section of our 2010 Form 10-K for more information about legislative and regulatory risks. In addition, the following risk factors amend and restate in their entirety the risk factors set forth in the “Risk Factors” section on pages 92 through 101 of our 2010 Form 10-K.
RISKS RELATING TO ECONOMIC AND MARKET CONDITIONS AND REGULATORY ACTIVITY
As one of the largest lenders in the U.S. and a provider of financial products and services to consumers and businesses across the U.S. and internationally, our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration in economic conditions or in the financial markets may materially adversely affect our lending and other businesses and our financial results and condition. We generate revenue from the interest and fees we charge on the loans and other products and services we sell, and a substantial amount of our revenue and earnings comes from the net interest income and fee income that we earn from our consumer and commercial lending and banking businesses, including our mortgage banking business where we currently are the largest mortgage originator in the U.S. These businesses have been, and may continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. Although the U.S. economy has continued to gradually improve from the severely depressed levels of 2008 and early 2009, economic growth has been slow and uneven and the housing market remains weak. In addition, financial uncertainty stemming from the sovereign debt crisis in Europe and U. S. debt and budget matters, including the raising of the debt limit, deficit reduction, and the possible downgrade of U. S. debt ratings, as well as other recent events and concerns such as the political unrest in the Middle East, the impact to the global supply chain resulting from the devastating earthquake and tsunami in Japan, the increased volatility of commodity prices and the increase in the price of oil, and the uncertainty surrounding financial regulatory reform and its effect on the revenues of financial services companies such as the Company, have impacted and may continue to impact the continuing global economic recovery. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions and/or the financial markets resulting from the above matters or any other events or factors that may disrupt or dampen the global economic recovery, could materially adversely affect our financial results and condition.
     The high unemployment rate in the U.S., together with elevated levels of distressed property sales and the significant decline in home prices across the U.S., including in many of our large banking markets such as California and Florida, may be causing consumers to delay home purchases and has resulted in elevated credit costs and nonperforming asset levels, which have adversely affected our credit performance and our financial results and condition. If unemployment levels do not improve or continue to rise or if home prices continue to fall we would expect to incur higher than normal charge-offs and provision expense from increases in our allowance for credit losses. These conditions may adversely affect not only consumer loan performance but also commercial and CRE loans, especially for those business borrowers that rely on the health of industries or properties that may experience deteriorating economic conditions. The ability of these borrowers to repay their loans may be hurt, causing us, as one of the largest commercial lenders and the largest CRE lender in the U.S., to incur significantly higher credit losses. In addition, current economic conditions have made it more challenging for us to increase our consumer and commercial loan portfolios by making loans to creditworthy borrowers at attractive yields. Although we have significant capacity to add loans to our balance sheet, loan demand has been soft resulting in our retaining a much higher amount of lower yielding liquid assets on our balance sheet. If economic conditions do not continue to improve or if the economy worsens and unemployment rises, which would likely result in a decrease in consumer and business confidence and spending, the demand for our credit products, including our mortgages, may fall, reducing our interest and fee income and our earnings.
     A deterioration in business and economic conditions, which may erode consumer and investor confidence levels, and/or increased volatility of financial markets, also could adversely affect financial results for our fee-based businesses, including our investment advisory, mutual fund, securities brokerage, wealth management, and investment banking businesses. As a result of the Wachovia merger, a greater percentage of our revenue depends on our fee income from these businesses. We earn fee income from managing assets for others and providing brokerage and other investment advisory and wealth management services. Because investment management fees are often based on the value of assets under management, a fall in the market prices of those assets could reduce our fee income. Changes in stock market prices could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business. Poor economic conditions and volatile or unstable financial markets also can negatively affect our debt and equity underwriting and advisory businesses, as well as our trading and venture capital businesses. Our acquisition of

Risk Factors (continued)
Wachovia also expanded our international businesses, particularly our global financial institution and correspondent banking services, and any deterioration in global financial markets and economies may adversely affect the revenues and earnings of these businesses.
     For more information, refer to the “Risk Management — Asset/Liability Management” and “ — Credit Risk Management” sections in our 2010 Form 10-K and in this Report.
Effective liquidity management, which ensures that we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and other unpredictable circumstances of industry or financial market stress, is essential for the operation of our business, and our financial results and condition could be materially adversely affected if we do not effectively manage our liquidity. Our liquidity is essential for the operation of our business. We primarily rely on bank deposits to be a low cost and stable source of funding for the loans we make and the operation of our business. Core customer deposits, which include noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits, have historically provided us with a sizeable source of relatively stable and low-cost funds (average core deposits funded 65% of our average total assets in second quarter 2011). In addition to customer deposits, our sources of liquidity include investments in our securities portfolio, our ability to sell or securitize loans in secondary markets and to pledge loans to access secured borrowing facilities through the Federal Home Loan Bank and the FRB, and our ability to raise funds in domestic and international money and capital markets.
     Our liquidity and our ability to fund and run our business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruption and volatility or a lack of market or customer confidence in financial markets in general similar to what occurred during the financial crisis in 2008 and early 2009, which may result in a loss of customer deposits or outflows of cash or collateral and/or our inability to access capital markets on favorable terms. Other conditions and factors that could materially adversely affect our liquidity and funding include a lack of market or customer confidence in the Company or negative news about the Company or the financial services industry generally which also may result in a loss of deposits and/or negatively affect our ability to access the capital markets; the loss of customer deposits to alternative investments; our inability to sell or securitize loans or other assets, and reductions in one or more of our credit ratings, which could adversely affect our ability to borrow funds and raise the costs of our borrowings substantially and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect our ability to raise capital. Many of the above conditions and factors may be caused by events over which we have little or no control such as what occurred during the financial crisis. While market conditions have stabilized and, in many cases, improved, there can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. For example, recent concerns regarding the potential failure to raise the U.S. debt limit and continuing concerns about a potential downgrade of U.S. debt ratings have caused uncertainty in financial markets. Although the U.S. debt limit was increased, a failure to raise the U.S. debt limit and/or a downgrade of U.S. debt ratings in the future could, in addition to causing economic and financial market disruptions, materially adversely affect the market value of the U.S. government securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. Other material adverse effects could include a reduction in our credit ratings resulting from a further decrease in the probability of government support for large financial institutions such as the Company assumed by the ratings agencies in their current credit ratings as described below in our risk factor relating to the impact of the Dodd-Frank Act.
     If we are unable to continue to fund our assets through customer bank deposits or access capital markets on favorable terms or if we suffer an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our liquidity, operating margins, financial results and condition may be materially adversely affected. As we did during the financial crisis, we may also need to raise additional capital through the issuance of common stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate our common stock dividend to preserve capital or in order to raise additional capital.
     As a bank holding company, Wells Fargo & Company, the parent holding company, also relies on dividends from its subsidiaries for revenue, and federal and state law limit the amount of dividends that our subsidiaries may pay to the Parent. Limitations in the payments of dividends that Wells Fargo & Company receives from its subsidiaries could also reduce our liquidity position.
     For more information, refer to the “Risk Management — Asset/Liability Management” section in our 2010 Form 10-K and in this Report.

Enacted legislation and regulation, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us or otherwise adversely affect our business operations and/or competitive position. We are subject to significant regulation under state and federal laws in the U.S., as well as the applicable laws of the various jurisdictions outside of the U.S. where we conduct business. Economic, financial, market and political conditions during the past few years have led to significant new legislation and regulation in the United States and in other jurisdictions outside of the United States where we conduct business. These laws and regulations may affect the manner in which we do business and the products and services that we provide, affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue in businesses or impose additional fees, assessments or taxes on us, intensify the regulatory supervision of us and the financial services industry, and adversely affect our business operations or have other negative consequences.
     For example, in 2009 several legislative and regulatory initiatives were adopted that will have an impact on our businesses and financial results, including FRB amendments to Regulation E, which, among other things, affect the way we may charge overdraft fees, and the enactment of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the Card Act), which, among other things, affects our ability to change interest rates and assess certain fees on card accounts. In third quarter 2009, we also implemented policy changes to help customers limit overdraft and returned item fees. The impact on our revenue of the Regulation E amendments, as well as our policy changes, and the Card Act reduced our 2010 and first half 2011 fee revenue and the continuing impact on our future revenue could vary materially due to a variety of factors, including changes in customer behavior, economic conditions and other potential offsetting factors.
     On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act, among other things, (i) establishes a new Financial Stability Oversight Council to monitor systemic risk posed by financial firms and imposes additional and enhanced FRB regulations, including capital and liquidity requirements, on certain large, interconnected bank holding companies and systemically significant nonbanking firms intended to promote financial stability; (ii) creates a liquidation framework for the resolution of covered financial companies, the costs of which would be paid through assessments on surviving covered financial companies; (iii) makes significant changes to the structure of bank and bank holding company regulation and activities in a variety of areas, including prohibiting proprietary trading and private fund investment activities, subject to certain exceptions; (iv) creates a new framework for the regulation of over-the-counter derivatives and new regulations for the securitization market and strengthens the regulatory oversight of securities and capital markets by the SEC; (v) establishes the Bureau of Consumer Financial Protection within the FRB, which will have sweeping powers to administer and enforce a new federal regulatory framework of consumer financial regulation; (vi) may limit the existing pre-emption of state laws with respect to the application of such laws to national banks, makes federal pre-emption no longer applicable to operating subsidiaries of national banks, and gives state authorities, under certain circumstances, the ability to enforce state laws and federal consumer regulations against national banks; (vii) provides for increased regulation of residential mortgage activities; (viii) revises the FDIC’s assessment base for deposit insurance by changing from an assessment base defined by deposit liabilities to a risk-based system based on total assets; (ix) authorizes the FRB under the Durbin Amendment to issue regulations establishing, among other things, standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions; and (x) includes several corporate governance and executive compensation provisions and requirements, including mandating an advisory stockholder vote on executive compensation.
     The Dodd-Frank Act and many of its provisions became generally effective in July 2010, and on July 21, 2011, the one-year anniversary of its enactment, many other provisions became effective. However, a number of these and other provisions of the Dodd Frank Act still require extensive rulemaking, guidance, and interpretation by regulatory authorities and have extended implementation periods and delayed effective dates. Accordingly, in many respects the ultimate impact of the Dodd-Frank Act and its effects on the U.S. financial system and the Company will not be known for an extended period of time. Nevertheless, the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, could result in a loss of revenue, require us to change certain of our business practices, limit our ability to pursue certain business opportunities, increase our capital requirements and impose additional assessments and costs on us and otherwise adversely affect our business operations and have other negative consequences. For example, the FRB recently issued final rules regarding debit card interchange fees, which implement the Durbin Amendment and become effective on October 1, 2011. As a result of the new rules, we currently expect that starting in fourth quarter 2011 our quarterly income will be reduced by approximately $250 million (after tax) before the impact of any offsetting actions. Although we expect to recapture a portion of this lost income over time through volume and product changes, there can be no assurance that we will be successful in our efforts to mitigate the negative impact to our financial results from the Durbin Amendment. Other negative consequences relating to the Dodd-Frank Act could include a reduction in our credit ratings to the extent the legislation reduces the probability of future federal financial assistance or support currently assumed by the ratings agencies in their credit ratings. Recently, one ratings agency reiterated its view that the uplift incorporated into the ratings of the Company and other large systemically important financial institutions for government support may no longer be appropriate because of the Dodd-Frank Act and it placed certain of the Company’s debt

Risk Factors (continued)
ratings on review for possible downgrade. As noted above, a reduction in one or more of our credit ratings could adversely affect our ability to borrow funds and raise the costs of our borrowings substantially and could cause creditors and business counterparties to raise collateral requirements or take other actions, which could adversely affect our ability to raise capital.
     In February 2011, the Obama Administration delivered a report to Congress regarding proposals to reform the housing finance market in the United States. The report, among other things, outlined various potential proposals to wind down the GSEs and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. The extent and timing of any regulatory reform regarding the GSEs and the home mortgage market, as well as any effect on the Company’s business and financial results, are uncertain.
     Any other future legislation and/or regulation, if adopted, also could have a material adverse effect on our business operations, income, and/or competitive position and may have other negative consequences.
     For more information, refer to the “Regulation and Supervision” section in our 2010 Form 10-K.
Bank regulations, including proposed Basel capital standards and FRB guidelines and rules, may require higher capital and liquidity levels, limiting our ability to pay common stock dividends, repurchase our common stock, invest in our business or provide loans to our customers. Federal banking regulators continually monitor the capital position of banks and bank holding companies. In July 2009, the Basel Committee on Bank Supervision published a set of international guidelines for determining regulatory capital known as Basel III. These guidelines, which were finalized in December 2010, followed earlier guidelines by the Basel Committee and are designed to address many of the weaknesses identified in the banking sector as contributing to the financial crisis of 2008 - 2009 by, among other things, increasing minimum capital requirements, increasing the quality of capital, increasing the risk coverage of the capital framework, and increasing standards for the supervisory review process and public disclosure. When fully phased in, the Basel III proposals require bank holding companies to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7.0%. The Basel Committee also proposed certain liquidity coverage and funding ratios. In June 2011, the Basel Committee proposed additional Tier 1 common equity surcharge requirements for global systemically important banks ranging from 1.0% to 3.5% depending on the bank’s systemic importance to be determined based on certain factors. These new surcharge capital requirements, which would be phased in beginning in January 2016 and become fully effective on January 1, 2019, would be in addition to the Basel III 7.0% Tier 1 common equity requirement proposed in December 2010. Regulatory authorities have not yet determined the global systemically important banks that would be subject to the surcharge and the amount of the surcharge for those banks. The Basel proposals are subject to final rulemaking, including FRB rules implementing the internationally agreed Basel III standards for U.S. financial institutions, and the ultimate impact of the proposals on our capital and liquidity will depend on such rulemaking and regulatory interpretations of the rules as we, along with our regulatory authorities, apply the final rules during the implementation process.
     In 2010, the FRB issued guidelines for evaluating proposals by large bank holding companies, including the Company, to undertake capital actions in 2011, such as increasing dividend payments or repurchasing or redeeming stock. Pursuant to those FRB guidelines, the Company submitted a proposed Capital Plan Review to the FRB, which was approved by the FRB in March 2011. Consistent with these guidelines and the FRB’s existing supervisory guidance regarding internal capital assessment, planning and adequacy, the FRB recently proposed rules that would require large bank holding companies such as the Company to submit annual capital plans to the FRB and to provide prior notice to the FRB before making a capital distribution under certain circumstances, including if the FRB objected to a capital plan or if certain minimum capital requirements were not maintained. There can be no assurance that the FRB would respond favorably to the Company’s future capital plan reviews. The FRB also is expected to issue proposed rules under the Dodd-Frank Act that will impose enhanced prudential standards on large bank holding companies such as the Company, including enhanced capital and liquidity requirements, which may be similar to or more restrictive than those proposed by the Basel Committee.
     The Basel standards and FRB regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases, and may require us to increase our capital and/or liquidity. Any requirement that we increase our regulatory capital, regulatory capital ratios or liquidity could require us to liquidate assets or otherwise change our business and/or investment plans, which may negatively affect our financial results. Although not currently anticipated, the proposed Basel capital rules and/or our regulators may require us to raise additional capital in the future. Issuing additional common stock may dilute the ownership of existing stockholders.
     For more information, refer to the “Capital Management” section in our 2010 Form 10-K and in this Report.
Bankruptcy laws may be changed to allow mortgage “cram-downs,” or court-ordered modifications to our mortgage loans including the reduction of principal balances. Under current bankruptcy laws, courts cannot force a modification of mortgage and home equity loans secured by primary residences. In response to the financial crisis, legislation has been proposed to allow mortgage loan “cram-downs,” which would empower courts to modify the terms of mortgage and home equity loans including a reduction in the principal amount to reflect lower underlying property values. This could result in writing down the balance of our mortgage and home equity loans to reflect their lower loan values. There is also risk that home equity loans in a second lien position (i.e., behind a mortgage) could experience significantly higher losses to the extent they become unsecured as a result of a cram-down. The availability of principal reductions or other modifications to mortgage loan terms could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.
RISKS RELATING TO THE WACHOVIA MERGER
Our financial results and condition could be adversely affected if we fail to realize all of the expected benefits of the Wachovia merger or it takes longer than expected to realize those benefits. The merger with Wachovia requires the integration of the businesses of Wachovia and Wells Fargo. The integration process may result in the disruption of ongoing businesses and the loss of customers and their business and deposits. It may also divert management attention and resources from other operations and limit the Company’s ability to pursue other acquisitions. There is no assurance that we will realize all of the financial benefits of the merger when and in the amounts expected. As a result of our integration efforts and the conversion of many of our retail banking stores, including the conversion of our stores in our western and northeastern states, 83% of our banking customers are now on a single deposit system. There can be no assurance that conversion of the remaining banking stores, including our stores in Maryland, North Carolina, South Carolina, Virginia, and Washington, D.C., will not result in the loss of customers and deposits or other disruptions relating to the conversion.
We may incur losses on loans, securities and other acquired assets of Wachovia that are materially greater than reflected in our fair value adjustments. We accounted for the Wachovia merger under the purchase method of accounting, recording the acquired assets and liabilities of Wachovia at fair value. All PCI loans acquired in the merger were recorded at fair value based on the present value of their expected cash flows. We estimated cash flows using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-merger carrying value of the credit-impaired loans and their expected cash flows — the “nonaccretable difference” — is available to absorb future charge-offs, we may be required to increase our allowance for credit losses and related provision expense because of subsequent additional credit deterioration in these loans.
     For more information, refer to the “Critical Accounting Policies — Purchased Credit-Impaired (PCI) Loans)” and “Risk Management — Credit Risk Management” sections in our 2010 Form 10-K and the “Risk Management — Credit Risk Management” section in this Report.
ADDITIONAL RISKS RELATING TO OUR BUSINESS
As one of the largest lenders in the U.S., increased credit risk, whether resulting from deteriorating economic conditions or underestimating the credit losses inherent in our loan portfolio, could require us to increase our provision for credit losses and allowance for credit losses and could have a material adverse effect on our results of operations and financial condition. When we loan money or commit to loan money we incur credit risk, or the risk of losses if our borrowers do not repay their loans. As one of the largest lenders in the U.S., the credit performance of our loan portfolios significantly affects our financial results and condition. As noted above, if the current economic environment were to deteriorate, more of our customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and provision for credit losses. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans.
     We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions, including falling home prices and higher unemployment, or other factors such as changes in borrower behavior. As an example, borrowers may “strategically default,” or discontinue making payments on their real estate-secured loans if the value of the real estate is less than what they owe, even if they are still financially able to make the payments.
     While we believe that our allowance for credit losses was adequate at June 30, 2011, there is no assurance that it will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, we may be required to build reserves in future periods, which would reduce our earnings.
     For more information, refer to the “Risk Management — Credit Risk Management” and “Critical Accounting Policies — Allowance for Credit Losses” sections in our 2010 Form 10-K and the “Risk Management — Credit Risk Management” section in this Report.

Risk Factors (continued)
We may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. Our credit risk and credit losses can increase if our loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. We experienced the effect of concentration risk in 2009 and 2010 when we incurred greater than expected losses in our Home Equity loan portfolio due to a housing slowdown and greater than expected deterioration in residential real estate values in many markets, including the Central Valley California market and several Southern California metropolitan statistical areas. As California is our largest banking state in terms of loans and deposits, continued deterioration in real estate values and underlying economic conditions in those markets or elsewhere in California could result in materially higher credit losses. As a result of the Wachovia merger, we have increased our exposure to California, as well as to Arizona and Florida, two states that have also suffered significant declines in home values, as well as significant declines in economic activity. A deterioration in economic conditions, housing conditions and real estate values in these states and generally across the country could result in materially higher credit losses, including for our Home Equity portfolio.
     The Wachovia merger also increased our commercial real estate exposure, particularly in California and Florida, and we are currently the largest CRE lender in the U.S. A deterioration in economic conditions that negatively affects the business performance of our CRE borrowers, including increases in interest rates and/or declines in commercial property values, could result in materially higher credit losses and have a material adverse effect on our financial results and condition.
     For more information, refer to the “Risk Management — Credit Risk Management” section and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2010 Form 10-K and “Risk Management — Credit Risk Management” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Loss of customer deposits and market illiquidity could increase our funding costs. We rely heavily on bank deposits to be a low cost and stable source of funding for the loans we make. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs reduce our net interest margin and net interest income. As discussed above, the continued integration of Wells Fargo and Wachovia may result in the loss of customer deposits. In addition, our bank customers could take their money out of the bank and put it in alternative investments, causing us to lose a lower cost source of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.
When customers move money out of bank deposits and into other investments, we may lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income.
     We sell most of the mortgage loans we originate in order to reduce our credit risk and provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements and on other capital markets investors to purchase loans that do not meet those requirements — referred to as “nonconforming” loans. Since 2007, investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the liquidity for those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans. When we retain a loan not only do we keep the credit risk of the loan but we also do not receive any sale proceeds that could be used to generate new loans. Continued lack of liquidity could limit our ability to fund — and thus originate — new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot assure that GSEs will not materially limit their purchases of conforming loans due to capital constraints or change their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). As previously noted, the Obama Administration recently outlined proposals to reform the housing finance market in the United States, including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, as well as any effect on the Company’s business and financial results, are uncertain.
Changes in interest rates could reduce our net interest income and earnings. Our net interest income is the interest we earn on loans, debt securities and other assets we hold less the interest we pay on our deposits, long-term and short-term debt, and other liabilities. Net interest income is a measure of both our net interest margin — the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding — and the amount of earning assets we hold. Changes in either our net interest margin or the amount of earning assets we hold could affect our net interest income and our earnings. Changes in interest rates can affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. When interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.
     The amount and type of earning assets we hold can affect our yield and net interest margin. We hold earning assets in the form of loans and investment securities, among other assets. As noted above, if current economic conditions persist, we may continue to see lower demand for loans by creditworthy customers, reducing our yield. In addition, we may invest in lower yielding investment securities for a variety of reasons, including in anticipation that interest rates are likely to increase.
     Changes in the slope of the “yield curve” — or the spread between short-term and long-term interest rates — could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, our net interest margin could decrease as our cost of funds increases relative to the yield we can earn on our assets.
     The interest we earn on our loans may be tied to U.S.-denominated interest rates such as the federal funds rate while the interest we pay on our debt may be based on international rates such as LIBOR. If the federal funds rate were to fall without a corresponding decrease in LIBOR, we might earn less on our loans without any offsetting decrease in our funding costs. This could lower our net interest margin and our net interest income.
     We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction, magnitude and speed of interest rate changes and the slope of the yield curve. We hedge some of that interest rate risk with interest rate derivatives. We also rely on the “natural hedge” that our mortgage loan originations and servicing rights can provide.
     We may not hedge all of our interest rate risk. There is always the risk that changes in interest rates could reduce our net interest income and our earnings in material amounts, especially if actual conditions turn out to be materially different than what we assumed. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may incur significant losses on debt securities we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt and take other strategic actions. We may incur losses when we take such actions.
     For more information, refer to the “Risk Management — Asset/Liability Management — Interest Rate Risk” section in our 2010 Form 10-K and in this Report.
Changes in interest rates could also reduce the value of our MSRs and MHFS, reducing our earnings. As the second largest residential mortgage servicer in the U.S., we have a sizeable portfolio of MSRs. An MSR is the right to service a mortgage loan — collect principal, interest and escrow amounts — for a fee. We acquire MSRs when we keep the servicing rights after we sell or securitize the loans we have originated or when we purchase the servicing rights to mortgage loans originated by other lenders. We initially measure all and carry substantially all our residential MSRs using the fair value measurement method. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
     Changes in interest rates can affect prepayment assumptions and thus fair value. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate the fair value of our MSRs, and any decrease in fair value reduces earnings in the period in which the decrease occurs.
     We measure at fair value prime MHFS for which an active secondary market and readily available market prices exist. We also measure at fair value certain other interests we hold related to residential loan sales and securitizations. Similar to other interest-bearing securities, the value of these MHFS and other interests may be negatively affected by changes in interest rates. For example, if market interest rates increase relative to the yield on these MHFS and other interests, their fair value may fall. We may not hedge this risk, and even if we do hedge the risk with derivatives and other instruments we may still incur significant losses from changes in the value of these MHFS and other interests or from changes in the value of the hedging instruments.
     For more information, refer to the “Risk Management — Asset/Liability Management — Mortgage Banking Interest Rate and Market Risk” and “Critical Accounting Policies” sections in our 2010 Form 10-K and the “Risk Management — Asset/Liability Management” section in this Report.
Our mortgage banking revenue can be volatile from quarter to quarter. We are the largest mortgage originator and second largest residential mortgage servicer in the U.S., and we earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans usually tends to fall, reducing the revenue we receive from loan originations. Under the same conditions, revenue from our MSRs can increase through increases in fair value. When rates fall, mortgage originations usually tend to increase and the value of our MSRs usually tends to decline, also with some offsetting revenue effect. Even though they can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is generally immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would generally accrue over time. It is also possible that, because of economic conditions and/or a deteriorating housing market similar to current market conditions, even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.
     We typically use derivatives and other instruments to hedge our mortgage banking interest rate risk. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. We may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk.
     For more information, refer to the “Risk Management — Asset/Liability Management — Mortgage Banking Interest Rate

Risk Factors (continued)
and Market Risk” section in our 2010 Form 10-K and in this Report.
We may be required to repurchase mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties. We sell residential mortgage loans to various parties, including GSEs, SPEs that issue private label MBS, and other financial institutions that purchase mortgage loans for investment or private label securitization. We may also pool FHA-insured and VA-guaranteed mortgage loans which back securities guaranteed by GNMA. The agreements under which we sell mortgage loans and the insurance or guaranty agreements with the FHA and VA contain various representations and warranties regarding the origination and characteristics of the mortgage loans, including ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and compliance with applicable origination laws. We may be required to repurchase mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. Contracts for mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. Similarly, the agreements under which we sell mortgage loans require us to deliver various documents to the securitization trust or investor, and we may be obligated to repurchase any mortgage loan as to which the required documents are not delivered or are defective. We may negotiate global settlements in order to resolve a pipeline of demands in lieu of repurchasing the loans. If economic conditions and the housing market do not recover or future investor repurchase demand and our success at appealing repurchase requests differ from past experience, we could continue to have increased repurchase obligations and increased loss severity on repurchases, requiring material additions to the repurchase reserve.
     For more information, refer to the “Risk Management — Liability for Mortgage Loan Repurchase Losses” section in our 2010 Form 10-K and in this Report.
We may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions. We act as servicer and/or master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans we have certain contractual obligations to the securitization trusts, investors or other third parties, including, in our capacity as a servicer, foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales and, in our capacity as a master servicer, overseeing the servicing of mortgage loans by the servicer. If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which can generally be given by the securitization trustee or a specified percentage of security holders, causing us to lose servicing income. In addition, we may be required to indemnify the securitization trustee against losses from any failure by us, as a servicer or master servicer, to perform our servicing obligations or any act or omission on our part that involves wilful misfeasance, bad faith or gross negligence. For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer or master servicer, or increased loss severity on such repurchases, we may have to materially increase our repurchase reserve.
     We may incur costs if we are required to, or if we elect to re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We may incur liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our MSRs may be negatively affected to the extent our servicing costs increase because of higher foreclosure costs. We may be subject to fines and other sanctions, including a foreclosure moratorium or suspension or a requirement to forgive or modify the loan obligations of certain of our borrowers, imposed by Federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or negatively affect our residential mortgage origination or servicing business. Recently, we entered into consent orders with the OCC and the FRB following a joint interagency horizontal examination of foreclosure processing at large mortgage servicers, including the Company. These orders incorporate remedial requirements for identified deficiencies and require the Company to, among other things, take certain actions with respect to our mortgage servicing and foreclosure operations, including submitting various action plans to ensure that our mortgage servicing and foreclosure operations comply with legal requirements, regulatory guidance and the consent orders. As noted above, any increase in our servicing costs from changes in our foreclosure and other servicing practices, including resulting from the consent orders, negatively affects the fair value of our MSRs. The consent orders did not provide for civil money penalties but both government entities reserved the ability to seek such penalties. Other government agencies, including state attorneys general and the U.S. Department of Justice, continue to investigate various mortgage related practices of the Company, and these investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions and result in significant legal costs in responding to governmental investigations and additional litigation.
     For more information, refer to the “Earnings Performance — Noninterest Income,” “Risk Management — Liability for Mortgage Loan Repurchase Losses” and “— Risks Relating to Servicing Activities,” and “Critical Accounting Policies — Valuation of Residential Mortgage Servicing Rights” sections and Note 14 (Guarantees and Legal Actions) to Financial Statements in our 2010 Form 10-K and “Risk Management — Liability for Mortgage Loan Repurchase Losses” and “— Risks Relating to Servicing Activities” sections in this Report and Note 11 (Legal Actions) to Financial Statements in this Report .
We could recognize OTTI on securities held in our available-for-sale portfolio if economic and market conditions do not improve. Our securities available-for-sale portfolio had gross unrealized losses of $1.9 billion at June 30, 2011. We analyze securities held in our available-for-sale portfolio for OTTI on a quarterly basis. The process for determining whether impairment is other than temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may be required to recognize OTTI in future periods, thus reducing earnings.
     For more information, refer to the “Balance Sheet Analysis — Securities Available for Sale” section and Note 5 (Securities Available for Sale) to Financial Statements in our 2010 Form 10-K and the “Balance Sheet Analysis — Securities Available for Sale” section in this Report.
We rely on our systems and certain counterparties, and certain failures could materially adversely affect our operations. Our businesses are dependent on our ability to process, record and monitor a large number of complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Third parties with which we do business could also be sources of operational risk to us, including relating to breakdowns or failures of such parties’ own systems. Any of these occurrences could diminish our ability to operate one or more of our businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect us.
     If personal, confidential or proprietary information of customers or clients in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.
     We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets, or events arising from local or larger scale politics, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to us.
Our framework for managing risks may not be effective in mitigating risk and loss to us. Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the recent financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.
Financial difficulties or credit downgrades of mortgage and bond insurers may negatively affect our servicing and investment portfolios. Our servicing portfolio includes certain mortgage loans that carry some level of insurance from one or more mortgage insurance companies. To the extent that any of these companies experience financial difficulties or credit downgrades, we may be required, as servicer of the insured loan on behalf of the investor, to obtain replacement coverage with another provider, possibly at a higher cost than the coverage we would replace. We may be responsible for some or all of the incremental cost of the new coverage for certain loans depending on the terms of our servicing agreement with the investor and other circumstances. Similarly, some of the mortgage loans we hold for investment or for sale carry mortgage insurance. If a mortgage insurer is unable to meet its credit obligations with respect to an insured loan, we might incur higher credit losses if replacement coverage is not obtained. We also have investments in municipal bonds that are guaranteed against loss by bond insurers. The value of these bonds and the payment of principal

Risk Factors (continued)
and interest on them may be negatively affected by financial difficulties or credit downgrades experienced by the bond insurers.
     For more information, refer to the “Earnings Performance — Balance Sheet Analysis — Securities Available for Sale” and “Risk Management — Credit Risk Management” sections in our 2010 Form 10-K and in this Report.
Our “cross-selling” efforts to increase the number of products our customers buy from us and offer them all of the financial products that fulfill their needs is a key part of our growth strategy, and our failure to execute this strategy effectively could have a material adverse effect on our revenue growth and financial results. Selling more products to our customers — “cross-selling” — is very important to our business model and key to our ability to grow revenue and earnings especially during periods of slow economic growth as being experienced in the current economic environment. Many of our competitors also focus on cross-selling, especially in retail banking and mortgage lending. This can limit our ability to sell more products to our customers or influence us to sell our products at lower prices, reducing our net interest income and revenue from our fee-based products. It could also affect our ability to keep existing customers. New technologies could require us to spend more to modify or adapt our products to attract and retain customers. Our cross-sell strategy also is dependent on earning more business from our Wachovia customers, which may be negatively affected by our merger integration activities, as well as some of the above factors. Increasing our cross-sell ratio — or the average number of products sold to existing customers — may become more challenging and we might not attain our goal of selling an average of eight products to each customer.
We may elect to provide capital support to our mutual funds relating to investments in structured credit products. The money market mutual funds we advise are allowed to hold investments in structured investment vehicles (SIVs) in accordance with approved investment parameters for the respective funds and, therefore, we may have indirect exposure to CDOs. Although we generally are not responsible for investment losses incurred by our mutual funds, we may from time to time elect to provide support to a fund even though we are not contractually obligated to do so. For example, in February 2008, to maintain an investment rating of AAA for certain money market mutual funds, we elected to enter into a capital support agreement for up to $130 million related to one SIV held by those funds. If we provide capital support to a mutual fund we advise, and the fund’s investment losses require the capital to be utilized, we may incur losses, thus reducing earnings.
     For more information, refer to Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2010 Form 10-K and to Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.
Our venture capital business can also be volatile from quarter to quarter. Certain of our venture capital businesses are carried under the cost or equity method, and others (e.g., principal investments) are carried at fair value with unrealized gains and losses reflected in earnings. Our venture capital investments tend to be in technology and other volatile industries so the value of our public and private equity portfolios may fluctuate widely. Earnings from our venture capital investments may be volatile and hard to predict and may have a significant effect on our earnings from period to period. When, and if, we recognize gains may depend on a number of factors, including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions.
     Our venture capital investments could result in significant losses, either OTTI losses for those investments carried under the cost or equity method or mark-to-market losses for principal investments. Our assessment for OTTI is based on a number of factors, including the then current market value of each investment compared with its carrying value. If we determine there is OTTI for an investment, we write-down the carrying value of the investment, resulting in a charge to earnings. The amount of this charge could be significant. Further, our principal investing portfolio could incur significant mark-to-market losses especially if these investments have been written up because of higher market prices.
     As noted above, regulations associated with the Dodd-Frank Act are expected to include prohibitions or limitations on proprietary trading and private fund investment activities. These restrictions, known as the “Volcker Rule,” are subject to final rulemaking and interpretation, and the ultimate impact of the Volcker Rule on our venture capital business is uncertain.
     For more information, refer to the “Risk Management — Asset/Liability Management — Market Risk —Trading Activities” and “— Equity Markets” sections in our 2010 Form 10-K and in this Report.
We rely on dividends from our subsidiaries for revenue, and federal and state law can limit those dividends. Wells Fargo & Company, the parent holding company, is a separate and distinct legal entity from its subsidiaries. It receives a significant portion of its revenue from dividends from its subsidiaries. We generally use these dividends, among other things, to pay dividends on our common and preferred stock and interest and principal on our debt. Federal and state laws limit the amount of dividends that our bank and some of our nonbank subsidiaries may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
     For more information, refer to the “Regulation and Supervision — Dividend Restrictions” and “—Holding Company Structure” sections in our 2010 Form 10-K and to Note 3 (Cash, Loan and Dividend Restrictions) and Note 25 (Regulatory and Agency Capital Requirements) to Financial Statements in our 2010 Form 10-K.

Changes in accounting policies or accounting standards, and changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition. Our accounting policies are fundamental to determining and understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. For a description of these policies, refer to the “Critical Accounting Policies” section in our 2010 Form 10-K and in this Report.
     From time to time the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially affect how we report our financial results and condition. We may be required to apply a new or revised standard retroactively or apply an existing standard differently, also retroactively, in each case resulting in our potentially restating prior period financial statements in material amounts.
Our financial statements are based in part on assumptions and estimates which, if wrong, could cause unexpected losses in the future. Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.
     Certain of our financial instruments, including trading assets and liabilities, available-for-sale securities, certain loans, MSRs, private equity investments, structured notes and certain repurchase and resale agreements, among other items, require a determination of their fair value in order to prepare our financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings.
Acquisitions could reduce our stock price upon announcement and reduce our earnings if we overpay or have difficulty integrating them. We regularly explore opportunities to acquire companies in the financial services industry. We cannot predict the frequency, size or timing of our acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. When we do announce an acquisition, our stock price may fall depending on the size of the acquisition, the purchase price and the potential dilution to existing stockholders. It is also possible that an acquisition could dilute earnings per share.
     We generally must receive federal regulatory approvals before we can acquire a bank or bank holding company. In deciding whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act, and our effectiveness in combating money laundering. Also, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We might be required to sell banks, branches and/or business units as a condition to receiving regulatory approval.
     Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise harm our ability to retain customers and employees or achieve the anticipated benefits of the acquisition. Time and resources spent on integration may also impair our ability to grow our existing businesses. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected. Federal and state regulations can restrict our business, and non-compliance with regulations could result in penalties, litigation and damage to our reputation. As described above, our parent company, our subsidiary banks and many of our nonbank subsidiaries such as those related to our retail brokerage and mutual fund businesses are heavily regulated at the federal and/or state levels. This regulation is to protect depositors, federal deposit insurance funds, consumers, investors and the banking system as a whole, not necessarily our stockholders. Federal and state regulations can significantly restrict our businesses, and we could be fined or otherwise penalized if we are found to be out of compliance.
     The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) limits the types of non-audit services our outside auditors may provide to us in order to preserve their independence from us. If our auditors were found not to be “independent” of us under SEC

Risk Factors (continued)
rules, we could be required to engage new auditors and file new financial statements and audit reports with the SEC. We could be out of compliance with SEC rules until new financial statements and audit reports were filed, limiting our ability to raise capital and resulting in other adverse consequences.
     Sarbanes-Oxley also requires our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting and requires our auditors to issue a report on our internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any “material weaknesses” in our internal control. We cannot assure that we will not find one or more material weaknesses as of the end of any given year, nor can we predict the effect on our stock price of disclosure of a material weakness.
     From time to time Congress considers and/or adopts legislation, such as the Dodd-Frank Act, that could significantly change our regulatory environment and increase our cost of doing business, limit the activities we may pursue or affect the competitive balance among banks, savings associations, credit unions, and other financial services companies.
     For more information, refer to the “Regulation and Supervision” section in our 2010 Form 10-K.
We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control (OFAC) that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation (see below) and could restrict the ability of institutional investment managers to invest in our securities.
Negative publicity could damage our reputation and business. Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business and increased substantially because of the financial crisis and the increase in our size and profile in the financial services industry following our acquisition of Wachovia. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues, and negative public opinion about the financial services industry generally or Wells Fargo specifically could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including mortgage lending practices, servicing and foreclosure activities, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Because we conduct most of our businesses under the “Wells Fargo” brand, negative public opinion about one business could affect our other businesses and also could negatively affect our “cross-sell” strategy.
Federal Reserve Board policies can significantly affect business and economic conditions and our financial results and condition. The FRB regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold, such as debt securities and MSRs. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in FRB policies are beyond our control and can be hard to predict.
Risks Relating to Legal Proceedings. Wells Fargo and some of its subsidiaries are involved in judicial, regulatory and arbitration proceedings concerning matters arising from our business activities. Although we believe we have a meritorious defense in all material significant litigation pending against us, there can be no assurance as to the ultimate outcome. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.
     For more information, refer to Note 14 (Guarantees and Legal Actions) to Financial Statements in our 2010 Form 10-K and to Note 11 (Legal Actions) in this Report.

Risks Affecting Our Stock Price Our stock price can fluctuate widely in response to a variety of factors, in addition to those described above, including:
•	general business and economic conditions;

•	recommendations by securities analysts;

•	new technology used, or services offered, by our competitors;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	changes in government regulations;

•	natural disasters; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
     Any factor described in this Report or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2011 for material changes to the discussion of risk factors. There are factors not discussed above or elsewhere in this Report that could adversely affect our financial results and condition.

Controls and Procedures
Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2011, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
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
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Quarter ended June 30,		Six months ended June 30,

(in millions, except per share amounts)	2011	2010	2011	2010

Interest income
Trading assets	$347	266	697	533
Securities available for sale	2,166	2,385	4,330	4,800
Mortgages held for sale	362	405	799	792
Loans held for sale	17	30	29	64
Loans	9,361	10,277	18,748	20,315
Other interest income	131	109	253	193

Total interest income	12,384	13,472	24,856	26,697

Interest expense
Deposits	594	714	1,209	1,449
Short-term borrowings	20	21	46	39
Long-term debt	1,009	1,233	2,113	2,509
Other interest expense	83	55	159	104

Total interest expense	1,706	2,023	3,527	4,101

Net interest income	10,678	11,449	21,329	22,596
Provision for credit losses	1,838	3,989	4,048	9,319

Net interest income after provision for credit losses	8,840	7,460	17,281	13,277

Noninterest income
Service charges on deposit accounts	1,074	1,417	2,086	2,749
Trust and investment fees	2,944	2,743	5,860	5,412
Card fees	1,003	911	1,960	1,776
Other fees	1,023	982	2,012	1,923
Mortgage banking	1,619	2,011	3,635	4,481
Insurance	568	544	1,071	1,165
Net gains from trading activities	414	109	1,026	646
Net gains (losses) on debt securities available for sale (1)	(128)	30	(294)	58
Net gains from equity investments (2)	724	288	1,077	331
Operating leases	103	329	180	514
Other	364	581	773	1,191

Total noninterest income	9,708	9,945	19,386	20,246

Noninterest expense
Salaries	3,584	3,564	7,038	6,878
Commission and incentive compensation	2,171	2,225	4,518	4,217
Employee benefits	1,164	1,063	2,556	2,385
Equipment	528	588	1,160	1,266
Net occupancy	749	742	1,501	1,538
Core deposit and other intangibles	464	553	947	1,102
FDIC and other deposit assessments	315	295	620	596
Other	3,500	3,716	6,868	6,881

Total noninterest expense	12,475	12,746	25,208	24,863

Income before income tax expense	6,073	4,659	11,459	8,660
Income tax expense	2,001	1,514	3,573	2,915

Net income before noncontrolling interests	4,072	3,145	7,886	5,745
Less: Net income from noncontrolling interests	124	83	179	136

Wells Fargo net income	$3,948	3,062	7,707	5,609

Less: Preferred stock dividends and other	220	184	409	359

Wells Fargo net income applicable to common stock	$3,728	2,878	7,298	5,250

Per share information
Earnings per common share	$0.70	0.55	1.38	1.01
Diluted earnings per common share	0.70	0.55	1.37	1.00
Dividends declared per common share	0.12	0.05	0.24	0.10
Average common shares outstanding	5,286.5	5,219.7	5,282.7	5,205.1
Diluted average common shares outstanding	5,331.7	5,260.8	5,329.9	5,243.0

(1)	Includes other-than-temporary impairment (OTTI) losses of $189 million and $106 million recognized in earnings for second quarter 2011 and 2010, respectively. Total OTTI losses (gains) were $129 million and $49 million, net of $(60) million and $(57) million recognized as non-credit related OTTI in other comprehensive income for second quarter 2011 and 2010, respectively. Includes other-than-temporary impairment (OTTI) losses of $269 million and $198 million recognized in earnings for the first half of 2011 and 2010, respectively. Total OTTI losses (gains) were $53 million and $203 million, net of $(216) million and $5 million recognized as non-credit related OTTI in other comprehensive income for the first half of 2011 and 2010, respectively.

(2)	Includes OTTI losses of $16 million and $62 million for second quarter 2011 and 2010, respectively, and $57 million and $167 million for the first half of 2011 and 2010, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	June 30,	Dec. 31,

(in millions, except shares)	2011	2010

Assets
Cash and due from banks	$24,059	16,044
Federal funds sold, securities purchased under resale agreements and other short-term investments	88,406	80,637
Trading assets	54,770	51,414
Securities available for sale	186,298	172,654
Mortgages held for sale (includes $25,175 and $47,531 carried at fair value)	31,254	51,763
Loans held for sale (includes $1,102 and $873 carried at fair value)	1,512	1,290

Loans (includes $0 and $309 carried at fair value)	751,921	757,267
Allowance for loan losses	(20,893)	(23,022)

Net loans	731,028	734,245

Mortgage servicing rights:
Measured at fair value	14,778	14,467
Amortized	1,422	1,419
Premises and equipment, net	9,613	9,644
Goodwill	24,776	24,770
Other assets	91,818	99,781

Total assets (1)	$1,259,734	1,258,128

Liabilities
Noninterest-bearing deposits	$202,143	191,256
Interest-bearing deposits	651,492	656,686

Total deposits	853,635	847,942
Short-term borrowings	53,881	55,401
Accrued expenses and other liabilities	71,430	69,913
Long-term debt (includes $0 and $306 carried at fair value)	142,872	156,983

Total liabilities (2)	1,121,818	1,130,239

Equity
Wells Fargo stockholders’ equity:
Preferred stock	11,730	8,689
Common stock — $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,325,393,921 shares and 5,272,414,622 shares	8,876	8,787
Additional paid-in capital	55,226	53,426
Retained earnings	57,942	51,918
Cumulative other comprehensive income	5,422	4,738
Treasury stock — 47,222,127 shares and 10,131,394 shares	(1,546)	(487)
Unearned ESOP shares	(1,249)	(663)

Total Wells Fargo stockholders’ equity	136,401	126,408
Noncontrolling interests	1,515	1,481

Total equity	137,916	127,889

Total liabilities and equity	$1,259,734	1,258,128

(1)	Our consolidated assets at June 30, 2011, and December 31, 2010, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $172 million and $200 million; Trading assets, $95 million and $143 million; Securities available for sale, $2.3 billion and $2.2 billion; Mortgages held for sale, $408 million and $634 million; Loans held for sale, $135 million and $0; Net loans, $13.6 billion and $16.7 billion; Other assets, $1.6 billion and $2.1 billion, and Total assets, $18.3 billion and $21.9 billion, respectively.

(2)	Our consolidated liabilities at June 30, 2011 and December 31, 2010, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $26 million and $7 million; Accrued expenses and other liabilities, $121 million and $98 million; Long-term debt, $6.2 billion and $8.3 billion; and Total liabilities, $6.3 billion and $8.4 billion, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity and Comprehensive Income (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount

Balance January 1, 2010	9,980,940	$8,485	5,178,624,593	$8,743

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

Common stock warrants repurchased

Common stock dividends

Preferred stock dividends

Tax benefit upon exercise of stock options

Stock incentive compensation expense

Net change in deferred compensation and related plans

Net change	495,153	495	52,771,088	-

Balance June 30, 2010	10,476,093	$8,980	5,231,395,681	$8,743

Balance January 1, 2011	10,185,303	$8,689	5,262,283,228	$8,787

Comprehensive income:
Net income

Other comprehensive income, net of tax:
Translation adjustments

Net unrealized gains on securities available for sale, net of reclassification of $114 million of net gains included in net income

Net unrealized losses on derivatives and hedging activities, net of reclassification of $27 million of net gains on cash flow hedges included in net income

Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income

Noncontrolling interests

Common stock issued			31,512,347	53

Common stock repurchased			(37,090,733)

Preferred stock issued to ESOP	1,200,000	1,200

Preferred stock released by ESOP

Preferred stock converted to common shares	(659,999)	(660)	21,466,952	36

Preferred stock issued	25,010	2,501

Common stock dividends

Preferred stock dividends

Tax benefit upon exercise of stock options

Stock incentive compensation expense

Net change in deferred compensation and related plans

Net change	565,011	3,041	15,888,566	89

Balance June 30, 2011	10,750,314	$11,730	5,278,171,794	$8,876

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity

52,878	41,563	3,009	(2,450)	(442)	111,786	2,573	114,359

	183				183		183

	5,609				5,609	136	5,745

		(13)			(13)	(1)	(14)

		1,672			1,672	11	1,683

		144			144		144

		32			32		32

					7,444	146	7,590

17					17	(1,093)	(1,076)

21	(338)		1,182		865		865

			(68)		(68)		(68)

80				(1,080)	-		-

(40)				545	505		505

(62)			567		-		-

(540)					(540)		(540)

2	(522)				(520)		(520)

	(369)				(369)		(369)

76					76		76

279					279		279

(24)			138		114		114

(191)	4,563	1,835	1,819	(535)	7,986	(947)	7,039

52,687	46,126	4,844	(631)	(977)	119,772	1,626	121,398

53,426	51,918	4,738	(487)	(663)	126,408	1,481	127,889

	7,707				7,707	179	7,886

		18			18		18

		748			748	(4)	744

		(110)			(110)		(110)

		28			28		28

					8,391	175	8,566

(42)					(42)	(141)	(183)

748					801		801

			(1,072)		(1,072)		(1,072)

102				(1,302)	-		-

(56)				716	660		660

624					-		-

					2,501		2,501

10	(1,279)				(1,269)		(1,269)

	(404)				(404)		(404)

62					62		62

376					376		376

(24)			13		(11)		(11)

1,800	6,024	684	(1,059)	(586)	9,993	34	10,027

55,226	57,942	5,422	(1,546)	(1,249)	136,401	1,515	137,916

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
(in millions)	2011	2010

Cash flows from operating activities:
Net income before noncontrolling interests	$7,886	5,745
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,048	9,319
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	(187)	1,384
Depreciation and amortization	968	1,335
Other net losses (gains)	(300)	2,351
Preferred stock released by ESOP	660	505
Stock incentive compensation expense	376	279
Excess tax benefits related to stock option payments	(64)	(75)
Originations of MHFS	(143,488)	(153,453)
Proceeds from sales of and principal collected on mortgages originated for sale	151,707	161,908
Originations of LHFS	-	(4,206)
Proceeds from sales of and principal collected on LHFS	5,165	10,555
Purchases of LHFS	(5,248)	(4,673)
Net change in:
Trading assets	15,028	(3,938)
Deferred income taxes	1,318	2,416
Accrued interest receivable	(114)	727
Accrued interest payable	(43)	(56)
Other assets, net	(1,378)	(4,595)
Other accrued expenses and liabilities, net	(7,773)	(8,674)

Net cash provided by operating activities	28,561	16,854

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(7,769)	(33,013)
Securities available for sale:
Sales proceeds	18,801	3,981
Prepayments and maturities	21,079	22,741
Purchases	(45,125)	(11,095)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(5,803)	20,904
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	3,492	3,556
Purchases (including participations) of loans by banking subsidiaries	(2,277)	(1,201)
Principal collected on nonbank entities’ loans	5,543	8,006
Loans originated by nonbank entities	(3,988)	(5,309)
Proceeds from sales of foreclosed assets	3,061	2,346
Changes in MSRs from purchases and sales	(81)	(15)
Other, net	2,804	819

Net cash provided (used) by investing activities	(10,263)	11,720

Cash flows from financing activities:
Net change in:
Deposits	5,693	(8,395)
Short-term borrowings	(1,441)	1,094
Long-term debt:
Proceeds from issuance	6,702	2,165
Repayment	(21,691)	(31,925)
Preferred stock:
Proceeds from issuance	2,501	-
Cash dividends paid	(404)	(369)
Common stock:
Proceeds from issuance	801	865
Repurchased	(1,072)	(68)
Cash dividends paid	(1,269)	(520)
Common stock warrants repurchased	-	(540)
Excess tax benefits related to stock option payments	64	75
Net change in noncontrolling interests	(167)	(465)

Net cash used by financing activities	(10,283)	(38,083)

Net change in cash and due from banks	8,015	(9,509)
Cash and due from banks at beginning of period	16,044	27,080

Cash and due from banks at end of period	$24,059	17,571

Supplemental cash flow disclosures:
Cash paid for interest	$3,570	4,157
Cash paid for income taxes	2,581	625

The accompanying notes are an integral part of these statements. See Note 1 for noncash activities.

See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Statements and related Notes of this Form 10-Q.
Note 1: Summary of Significant Accounting Policies
Wells Fargo & Company is a diversified financial services company. We provide banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage, and consumer and commercial finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states, the District of Columbia, and in other countries. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Form 10-Q, we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company. We also hold a majority interest in a real estate investment trust, which has publicly traded preferred stock outstanding.
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

Note 1: Summary of Significant Accounting Policies (continued)
SUPPLEMENTAL CASH FLOW INFORMATION Noncash activities are presented below, including information on transfers affecting MHFS, LHFS, and MSRs.

	Six months ended June 30,

(in millions)	2011	2010

Transfers from loans to securities available for sale	$-	3,468
Trading assets retained from securitization of MHFS	18,393	-
Capitalization of MSRs from sale of MHFS	2,058	2,025
Transfers from MHFS to foreclosed assets	78	102
Transfers from loans to MHFS	50	99
Transfers from (to) loans to (from) LHFS	170	(77)
Transfers from loans to foreclosed assets	2,164	5,481
Changes in consolidations of variable interest entities:
Trading assets	-	155
Securities available for sale	156	(7,590)
Loans	(1,004)	25,657
Other assets	-	193
Short-term borrowings	-	5,127
Long-term debt	(770)	13,134
Accrued expenses and other liabilities	-	(32)
Decrease in noncontrolling interests due to deconsolidation of subsidiaries	-	240
Transfer from noncontrolling interests to long-term debt	-	345

SUBSEQUENT EVENTS We have evaluated the effects of subsequent events that have occurred subsequent to period end June 30, 2011, and there have been no material events that would require recognition in our second quarter 2011 consolidated financial statements or disclosure in the Notes to the financial statements.

Note 2: Business Combinations
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional consideration related to acquisitions, which is considered to be a guarantee, see Note 10.
      In the first half of 2011, we completed two insurance brokerage business acquisitions with combined total assets of $4 million. At June 30, 2011, we had four acquisitions pending, two of which closed on July 1, 2011 consisting of a channel finance business with total assets of approximately $354 million and an insurance brokerage business with total assets of approximately $18 million. We expect to complete the two other acquisitions during the remainder of 2011. Additionally, during second quarter 2011 we announced the divestiture of our H.D. Vest Financial Services business. We expect to complete the sale during fourth quarter 2011.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	June 30,	Dec. 31,

(in millions)	2011	2010

Federal funds sold and securities purchased under resale agreements	$25,009	24,880
Interest-earning deposits	61,783	53,433
Other short-term investments	1,614	2,324

Total	$88,406	80,637

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

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

June 30, 2011

Securities of U.S. Treasury and federal agencies	$10,490	46	(13)	10,523
Securities of U.S. states and political subdivisions	24,173	802	(563)	24,412
Mortgage-backed securities:
Federal agencies	74,472	3,892	(26)	78,338
Residential	16,835	1,843	(318)	18,360
Commercial	13,889	1,335	(496)	14,728

Total mortgage-backed securities	105,196	7,070	(840)	111,426

Corporate debt securities	10,584	1,388	(75)	11,897
Collateralized debt obligations (1)	6,951	467	(186)	7,232
Other (2)	16,132	507	(186)	16,453

Total debt securities	173,526	10,280	(1,863)	181,943

Marketable equity securities:
Perpetual preferred securities	2,930	286	(72)	3,144
Other marketable equity securities	569	645	(3)	1,211

Total marketable equity securities	3,499	931	(75)	4,355

Total	$177,025	11,211	(1,938)	186,298

December 31, 2010

Securities of U.S. Treasury and federal agencies	$1,570	49	(15)	1,604
Securities of U.S. states and political subdivisions	18,923	568	(837)	18,654
Mortgage-backed securities:
Federal agencies	78,578	3,555	(96)	82,037
Residential	18,294	2,398	(489)	20,203
Commercial	12,990	1,199	(635)	13,554

Total mortgage-backed securities	109,862	7,152	(1,220)	115,794

Corporate debt securities	9,015	1,301	(37)	10,279
Collateralized debt obligations (1)	4,638	369	(229)	4,778
Other (2)	16,063	576	(283)	16,356

Total debt securities	160,071	10,015	(2,621)	167,465

Marketable equity securities:
Perpetual preferred securities	3,671	250	(89)	3,832
Other marketable equity securities	587	771	(1)	1,357

Total marketable equity securities	4,258	1,021	(90)	5,189

Total	$164,329	11,036	(2,711)	172,654

(1)	Includes collateralized loan obligations with a cost basis and fair value of $6.3 billion and $6.6 billion, respectively, at June 30, 2011, and $4.0 billion and $4.2 billion, respectively, at December 31, 2010.

(2)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $4.0 billion and $4.0 billion, respectively, at June 30, 2011, and $6.2 billion and $6.4 billion, respectively, at December 31, 2010. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $1.3 billion and $1.4 billion, respectively, at June 30, 2011, and $927 million and $1.1 billion, respectively, at December 31, 2010. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.

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

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

June 30, 2011

Securities of U.S. Treasury and federal agencies	$(13)	7,267	-	-	(13)	7,267
Securities of U.S. states and political subdivisions	(124)	5,237	(439)	3,576	(563)	8,813
Mortgage-backed securities:
Federal agencies	(19)	4,045	(7)	676	(26)	4,721
Residential	(39)	1,751	(279)	3,571	(318)	5,322
Commercial	(39)	1,342	(457)	3,936	(496)	5,278

Total mortgage-backed securities	(97)	7,138	(743)	8,183	(840)	15,321

Corporate debt securities	(16)	1,291	(59)	227	(75)	1,518
Collateralized debt obligations	(25)	1,933	(161)	501	(186)	2,434
Other	(18)	2,124	(168)	659	(186)	2,783

Total debt securities	(293)	24,990	(1,570)	13,146	(1,863)	38,136

Marketable equity securities:
Perpetual preferred securities	(5)	303	(67)	817	(72)	1,120
Other marketable equity securities	(3)	25	-	-	(3)	25

Total marketable equity securities	(8)	328	(67)	817	(75)	1,145

Total	$(301)	25,318	(1,637)	13,963	(1,938)	39,281

December 31, 2010

Securities of U.S. Treasury and federal agencies	$(15)	544	-	-	(15)	544
Securities of U.S. states and political subdivisions	(322)	6,242	(515)	2,720	(837)	8,962
Mortgage-backed securities:
Federal agencies	(95)	8,103	(1)	60	(96)	8,163
Residential	(35)	1,023	(454)	4,440	(489)	5,463
Commercial	(9)	441	(626)	5,141	(635)	5,582

Total mortgage-backed securities	(139)	9,567	(1,081)	9,641	(1,220)	19,208

Corporate debt securities	(10)	477	(27)	157	(37)	634
Collateralized debt obligations	(13)	679	(216)	456	(229)	1,135
Other	(13)	1,985	(270)	757	(283)	2,742

Total debt securities	(512)	19,494	(2,109)	13,731	(2,621)	33,225

Marketable equity securities:
Perpetual preferred securities	(41)	962	(48)	467	(89)	1,429
Other marketable equity securities	-	-	(1)	7	(1)	7

Total marketable equity securities	(41)	962	(49)	474	(90)	1,436

Total	$(553)	20,456	(2,158)	14,205	(2,711)	34,661

We do not have the intent to sell any securities included in the previous table. For debt securities included in the table, we have concluded it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. We have assessed each security for credit impairment. For debt securities, we evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities’ amortized cost basis. For equity securities, we consider numerous factors in determining whether impairment exists, including our intent and ability to hold the securities for a period of time sufficient to recover the cost basis of the securities.
     For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 5 in our 2010 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first half of 2011.
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
CORPORATE DEBT SECURITIES The unrealized losses associated with corporate debt securities are primarily related to unsecured debt obligations issued by various corporations. We evaluate the financial performance of each issuer on a quarterly basis to determine that the issuer can make all contractual principal and interest payments. Based upon this assessment, we expect to recover the entire amortized cost basis of these securities.
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
OTHER DEBT SECURITIES The unrealized losses associated with other debt securities primarily relate to other asset-backed securities. The losses are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
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
     The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by

Note 4: Securities Available for Sale (continued)
Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $190 million and $3.0 billion, respectively, at June 30, 2011, and $83 million and $1.3 billion, respectively, at December 31, 2010. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade

	Gross		Gross

	unrealized	Fair	unrealized	Fair

(in millions)	losses	value	losses	value

June 30, 2011

Securities of U.S. Treasury and federal agencies	$(13)	7,267	-	-
Securities of U.S. states and political subdivisions	(467)	8,340	(96)	473
Mortgage-backed securities:
Federal agencies	(26)	4,721	-	-
Residential	(14)	544	(304)	4,778
Commercial	(239)	4,286	(257)	992

Total mortgage-backed securities	(279)	9,551	(561)	5,770

Corporate debt securities	(18)	839	(57)	679
Collateralized debt obligations	(47)	2,069	(139)	365
Other	(164)	2,522	(22)	261

Total debt securities	(988)	30,588	(875)	7,548
Perpetual preferred securities	(69)	1,002	(3)	118

Total	$(1,057)	31,590	(878)	7,666

December 31, 2010

Securities of U.S. Treasury and federal agencies	$(15)	544	-	-
Securities of U.S. states and political subdivisions	(722)	8,423	(115)	539
Mortgage-backed securities:
Federal agencies	(96)	8,163	-	-
Residential	(23)	888	(466)	4,575
Commercial	(299)	4,679	(336)	903

Total mortgage-backed securities	(418)	13,730	(802)	5,478

Corporate debt securities	(22)	330	(15)	304
Collateralized debt obligations	(42)	613	(187)	522
Other	(180)	2,510	(103)	232

Total debt securities	(1,399)	26,150	(1,222)	7,075
Perpetual preferred securities	(81)	1,327	(8)	102

Total	$(1,480)	27,477	(1,230)	7,177

Contractual Maturities
The following table shows the remaining contractual maturities and contractual yields of debt securities available for sale. The remaining contractual principal maturities for MBS do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

			Remaining contractual maturity

		Weighted-			After one year		After five years

	Total	average	Within one year		through five years		through ten years		After ten years

(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

June 30, 2011

Securities of U.S. Treasury and federal agencies	$10,523	1.06%	$8	5.35%	$9,913	0.89%	$511	3.70%	$91	3.97%
Securities of U.S. states and political subdivisions	24,412	5.35	501	3.49	5,065	2.88	2,075	5.60	16,771	6.12
Mortgage-backed securities:
Federal agencies	78,338	4.86	11	6.58	480	2.61	743	4.66	77,104	4.88
Residential	18,360	4.82	-	-	-	-	707	1.89	17,653	4.93
Commercial	14,728	5.48	-	-	1	1.55	194	5.69	14,533	5.48

Total mortgage-backed securities	111,426	4.94	11	6.58	481	2.60	1,644	3.59	109,290	4.97

Corporate debt securities	11,897	5.39	577	5.51	5,748	4.54	4,195	6.47	1,377	5.59
Collateralized debt obligations	7,232	0.81	-	-	527	0.87	4,787	0.70	1,918	1.06
Other	16,453	2.17	897	1.30	7,948	2.05	3,317	2.54	4,291	2.28

Total debt securities at fair value	$181,943	4.38%	$1,994	3.11%	$29,682	2.27%	$16,529	3.53%	$133,738	4.97%

December 31, 2010

Securities of U.S. Treasury and federal agencies	$1,604	2.54%	$9	5.07%	$641	1.72%	$852	2.94%	$102	4.15%
Securities of U.S. states and political subdivisions	18,654	5.99	322	3.83	3,210	3.57	1,884	6.13	13,238	6.60
Mortgage-backed securities:
Federal agencies	82,037	5.01	5	6.63	28	6.58	420	5.23	81,584	5.00
Residential	20,203	4.98	-	-	-	-	341	3.20	19,862	5.01
Commercial	13,554	5.39	-	-	1	1.38	215	5.28	13,338	5.39

Total mortgage-backed securities	115,794	5.05	5	6.63	29	6.38	976	4.53	114,784	5.05

Corporate debt securities	10,279	5.94	545	7.82	3,853	6.01	4,817	5.62	1,064	6.21
Collateralized debt obligations	4,778	0.80	-	-	545	0.88	2,581	0.72	1,652	0.90
Other	16,356	2.53	1,588	2.89	7,887	3.00	4,367	2.01	2,514	1.72

Total debt securities at fair value	$167,465	4.81%	$2,469	4.12%	$16,165	3.72%	$15,477	3.63%	$133,354	5.10%

Note 4: Securities Available for Sale (continued)
Realized Gains and Losses
The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the securities available-for-sale portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity securities (see Note 6 — Other Assets).

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Gross realized gains	$430	260	500	444
Gross realized losses	(7)	(3)	(49)	(18)
OTTI write-downs	(189)	(106)	(269)	(212)

Net realized gains from securities available for sale	234	151	182	214

Net realized gains from principal and private equity investments	362	167	601	175

Net realized gains from debt securities and equity investments	$596	318	783	389

Other-Than-Temporary Impairment
The following table shows the detail of total OTTI write-downs included in earnings for debt securities and marketable and nonmarketable equity securities.

	Quarter ended June 30,		Six months ended June 30,

(in millions)	2011	2010	2011	2010

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$2	3	2	8
Mortgage-backed securities:
Residential	144	37	206	76
Commercial	9	42	23	55
Corporate debt securities	-	4	-	5
Collateralized debt obligations	-	5	-	11
Other debt securities	34	15	38	43

Total debt securities	189	106	269	198

Equity securities:
Marketable equity securities:
Perpetual preferred securities	-	-	-	14

Total marketable equity securities	-	-	-	14

Total securities available for sale	189	106	269	212
Nonmarketable equity securities	16	62	57	153

Total OTTI write-downs included in earnings	$205	168	326	365

Other-Than-Temporarily Impaired Debt Securities
The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the related changes in OCI for the same securities.

	Quarter ended June 30,		Six months ended June 30,

(in millions)	2011	2010	2011	2010

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$189	106	268	195
Intent-to-sell OTTI	-	-	1	3

Total recorded as part of gross realized losses	189	106	269	198

Recorded directly to OCI for non-credit-related impairment:
U.S. states and political subdivisions	(1)	(1)	(1)	(5)
Residential mortgage-backed securities	(64)	(124)	(168)	(98)
Commercial mortgage-backed securities	17	84	(36)	82
Collateralized debt obligations	-	(3)	-	56
Other debt securities	(12)	(13)	(11)	(30)

Total recorded directly to OCI for increase (decrease) in non-credit-related impairment (1)	(60)	(57)	(216)	5

Total OTTI losses recorded on debt securities	$129	49	53	203

(1)	Represents amounts recorded to OCI on debt securities in periods OTTI write-downs have occurred. Changes in fair value in subsequent periods on such securities, to the extent additional credit-related OTTI did not occur, are not reflected in this total. For the quarter ended June 30, 2011, the non-credit-related impairment recorded to OCI was a $60 million reduction in total OTTI because the fair value of the security increased due to factors other than credit. This fair value increase (net of the $189 million decrease related to credit) was not sufficient to recover the full amount of the unrealized loss on such securities and therefore required recognition of OTTI.

Note 4: Securities Available for Sale (continued)
The following table presents a rollforward of the credit loss component recognized in earnings for debt securities we still own (referred to as “credit-impaired” debt securities). The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down.
     Changes in the credit loss component of credit-impaired debt securities that we do not intend to sell were:

	Quarter ended June 30,		Six months ended June 30,

(in millions)	2011	2010	2011	2010

Credit loss component, beginning of period	$1,087	1,002	1,043	1,187
Additions:
Initial credit impairments	31	39	42	59
Subsequent credit impairments	158	67	226	136

Total additions	189	106	268	195

Reductions:
For securities sold	(15)	(51)	(38)	(76)
For securities derecognized resulting from adoption of consolidation accounting guidance	-	-	-	(242)
Due to change in intent to sell or requirement to sell	-	(2)	-	(2)
For recoveries of previous credit impairments (1)	(10)	(6)	(22)	(13)

Total reductions	(25)	(59)	(60)	(333)

Credit loss component, end of period	$1,251	1,049	1,251	1,049

(1)	Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

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

	Quarter ended June 30,		Six months ended June 30,

($ in millions)	2011	2010	2011	2010

Credit impairment losses on residential MBS
Investment grade	$-	-	5	-
Non-investment grade	144	37	201	76

Total credit impairment losses on residential MBS	$144	37	206	76

Significant inputs (non-agency — non-investment grade MBS)
Expected remaining life of loan losses (1):
Range (2)	0-40%	1-40	0-40	1-40
Credit impairment distribution (3):
0 - 10% range	40	54	45	53
10 - 20% range	13	8	16	14
20 - 30% range	35	34	30	29
Greater than 30%	12	4	9	4
Weighted average (4)	12	8	11	9
Current subordination levels (5):
Range (2)	0-13	0-25	0-13	0-25
Weighted average (4)	4	7	5	7
Prepayment speed (annual CPR (6)):
Range (2)	5-14	3-17	5-15	3-17
Weighted average (4)	11	9	11	9

(1)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.

(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.

(3)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example 40% of credit impairment losses recognized in earnings for the quarter ended June 30, 2011, had expected remaining life of loan loss assumptions of 0 to 10%.

(4)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.

(5)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.

(6)	Constant prepayment rate.

Note 5: Loans and Allowance for Credit Losses
The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances are presented net of unearned income, net deferred loan fees, and unamortized discounts and premiums totaling a net reduction of $10.2 billion and $11.3 billion at June 30, 2011, and
December 31, 2010, respectively. Outstanding balances also include PCI loans net of any remaining purchase accounting adjustments. Information about PCI loans is presented separately in the “Purchased Credit-Impaired Loans” section of this Note.

	June 30,	Dec. 31,
(in millions)	2011	2010

Commercial:
Commercial and industrial	$157,095	151,284
Real estate mortgage	101,458	99,435
Real estate construction	21,374	25,333
Lease financing	12,907	13,094
Foreign (1)	37,855	32,912

Total commercial	330,689	322,058

Consumer:
Real estate 1-4 family first mortgage	222,874	230,235
Real estate 1-4 family junior lien mortgage	89,947	96,149
Credit card	21,191	22,260
Other revolving credit and installment	87,220	86,565

Total consumer	421,232	435,209

Total loans	$751,921	757,267

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

The following table summarizes the proceeds paid or received for purchases and sales of loans. It also includes transfers from (to) mortgages/loans held for sale at lower of cost or market. The table excludes PCI loans and loans recorded at fair value, including loans originated for sale. This activity primarily includes purchases or sales of commercial loan participation interests, whereby we receive or transfer a portion of a loan after origination.

			2011			2010
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,

Purchases	$1,462	-	1,462	509	126	635
Sales	(895)	(313)	(1,208)	(1,507)	(295)	(1,802)
Transfers from/(to) MHFS/LHFS	64	25	89	72	53	125

Six months ended June 30,

Purchases	$2,106	-	2,106	1,052	150	1,202
Sales	(2,466)	(314)	(2,780)	(2,575)	(295)	(2,870)
Transfers from/(to) MHFS/LHFS	170	50	220	57	(35)	22

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
     The allowance for credit losses for both portfolio segments includes an amount for imprecision or uncertainty that may change from period to period. This amount represents management’s judgment of risks inherent in the processes and assumptions used in establishing the allowance. This imprecision considers economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and ongoing discussions with regulatory and government agencies regarding mortgage foreclosure-related matters.

Note 5: Loans and Allowance for Credit Losses (continued)
     The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,

(in millions)	2011	2010	2011	2010

Balance, beginning of period	$22,383	25,656	23,463	25,031
Provision for credit losses	1,838	3,989	4,048	9,319
Interest income on certain impaired loans (1)	(79)	(62)	(162)	(136)
Loan charge-offs:
Commercial:
Commercial and industrial	(365)	(810)	(833)	(1,577)
Real estate mortgage	(185)	(364)	(364)	(645)
Real estate construction	(99)	(289)	(218)	(694)
Lease financing	(7)	(31)	(20)	(65)
Foreign	(57)	(52)	(96)	(99)

Total commercial	(713)	(1,546)	(1,531)	(3,080)

Consumer:
Real estate 1-4 family first mortgage	(1,064)	(1,140)	(2,079)	(2,537)
Real estate 1-4 family junior lien mortgage	(968)	(1,239)	(2,014)	(2,735)
Credit card	(378)	(639)	(826)	(1,335)
Other revolving credit and installment	(391)	(542)	(891)	(1,292)

Total consumer	(2,801)	(3,560)	(5,810)	(7,899)

Total loan charge-offs	(3,514)	(5,106)	(7,341)	(10,979)

Loan recoveries:
Commercial:
Commercial and industrial	111	121	225	238
Real estate mortgage	57	4	84	14
Real estate construction	27	51	63	62
Lease financing	6	4	13	9
Foreign	10	10	21	21

Total commercial	211	190	406	344

Consumer:
Real estate 1-4 family first mortgage	155	131	266	217
Real estate 1-4 family junior lien mortgage	59	55	111	102
Credit card	84	60	150	113
Other revolving credit and installment	167	181	360	384

Total consumer	465	427	887	816

Total loan recoveries	676	617	1,293	1,160

Net loan charge-offs (2)	(2,838)	(4,489)	(6,048)	(9,819)

Allowances related to business combinations/other (3)	(42)	(9)	(39)	690

Balance, end of period	$21,262	25,085	21,262	25,085

Components:
Allowance for loan losses	$20,893	24,584	20,893	24,584
Allowance for unfunded credit commitments	369	501	369	501

Allowance for credit losses (4)	$21,262	25,085	21,262	25,085

Net loan charge-offs (annualized) as a percentage of average total loans (2)	1.52%	2.33	1.62%	2.52
Allowance for loan losses as a percentage of total loans (4)	2.78	3.21	2.78	3.21
Allowance for credit losses as a percentage of total loans (4)	2.83	3.27	2.83	3.27

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.

(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

(3)	Includes $693 million for the first half of 2010 related to the adoption of consolidation accounting guidance on January 1, 2010.

(4)	The allowance for credit losses includes $273 million and $225 million at June 30, 2011 and 2010, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2011			2010
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,
Balance, beginning of period	$7,973	14,410	22,383	8,833	16,823	25,656
Provision for credit losses	(27)	1,865	1,838	1,117	2,872	3,989
Interest income on certain impaired loans	(39)	(40)	(79)	(35)	(27)	(62)
Loan charge-offs	(713)	(2,801)	(3,514)	(1,546)	(3,560)	(5,106)
Loan recoveries	211	465	676	190	427	617

Net loan charge-offs	(502)	(2,336)	(2,838)	(1,356)	(3,133)	(4,489)

Allowance related to business combinations/other	8	(50)	(42)	-	(9)	(9)

Balance, end of period	$7,413	13,849	21,262	8,559	16,526	25,085

Six months ended June 30,
Balance, beginning of period	$8,169	15,294	23,463	8,141	16,890	25,031
Provision for credit losses	445	3,603	4,048	3,221	6,098	9,319
Interest income on certain impaired loans	(84)	(78)	(162)	(76)	(60)	(136)
Loan charge-offs	(1,531)	(5,810)	(7,341)	(3,080)	(7,899)	(10,979)
Loan recoveries	406	887	1,293	344	816	1,160

Net loan charge-offs	(1,125)	(4,923)	(6,048)	(2,736)	(7,083)	(9,819)

Allowance related to business combinations/other	8	(47)	(39)	9	681	690

Balance, end of period	$7,413	13,849	21,262	8,559	16,526	25,085

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

June 30, 2011

Collectively evaluated (1)	$4,799	9,636	14,435	313,514	373,869	687,383
Individually evaluated (2)	2,399	4,155	6,554	10,159	15,686	25,845
PCI (3)	215	58	273	7,016	31,677	38,693

Total	$7,413	13,849	21,262	330,689	421,232	751,921

December 31, 2010

Collectively evaluated (1)	$5,424	11,539	16,963	302,392	387,707	690,099
Individually evaluated (2)	2,479	3,723	6,202	11,731	14,007	25,738
PCI (3)	266	32	298	7,935	33,495	41,430

Total	$8,169	15,294	23,463	322,058	435,209	757,267

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

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
     The majority of credit quality indicators are based on June 30, 2011, information, with the exception of updated FICO and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than March 31, 2011.
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
     The table below provides a breakdown of outstanding commercial loans by risk category. Both the CRE mortgage and construction criticized totals are relatively high as a result of the current conditions in the real estate market. Of the $33.1 billion in criticized CRE loans, $6.7 billion has been placed on nonaccrual status and written down to net realizable value. Loans in both populations have a high level of surveillance and monitoring in place to manage these assets and mitigate any loss exposure.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

June 30, 2011

By risk category:
Pass	$133,685	74,182	10,546	12,349	35,108	265,870
Criticized	22,883	24,476	8,640	558	1,246	57,803

Total commercial loans (excluding PCI)	156,568	98,658	19,186	12,907	36,354	323,673
Total commercial PCI loans (carrying value)	527	2,800	2,188	-	1,501	7,016

Total commercial loans	$157,095	101,458	21,374	12,907	37,855	330,689

December 31, 2010

By risk category:
Pass	$126,058	70,597	11,256	12,411	30,341	250,663
Criticized	24,508	25,983	11,128	683	1,158	63,460

Total commercial loans (excluding PCI)	150,566	96,580	22,384	13,094	31,499	314,123
Total commercial PCI loans (carrying value)	718	2,855	2,949	-	1,413	7,935

Total commercial loans	$151,284	99,435	25,333	13,094	32,912	322,058

      In addition, we monitor past due status as part of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

June 30, 2011

By delinquency status:

Current-29 DPD	$152,872	92,554	16,685	12,787	36,200	311,098
30-89 DPD	1,193	1,276	372	41	83	2,965
90+ DPD and still accruing	110	137	86	-	12	345
Nonaccrual loans	2,393	4,691	2,043	79	59	9,265

Total commercial loans (excluding PCI)	156,568	98,658	19,186	12,907	36,354	323,673
Total commercial PCI loans (carrying value)	527	2,800	2,188	-	1,501	7,016

Total commercial loans	$157,095	101,458	21,374	12,907	37,855	330,689

December 31, 2010

By delinquency status:
Current-29 DPD	$146,135	90,233	19,005	12,927	31,350	299,650
30-89 DPD	910	1,016	510	59	-	2,495
90+ DPD and still accruing	308	104	193	-	22	627
Nonaccrual loans	3,213	5,227	2,676	108	127	11,351

Total commercial loans (excluding PCI)	150,566	96,580	22,384	13,094	31,499	314,123
Total commercial PCI loans (carrying value)	718	2,855	2,949	-	1,413	7,935

Total commercial loans	$151,284	99,435	25,333	13,094	32,912	322,058

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

Note 5: Loans and Allowance for Credit Losses (continued)
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

	Real estate	Real estate		Other
	1-4 family	1-4 family		revolving
	first	junior lien	Credit	credit and
(in millions)	mortgage	mortgage	card	installment	Total

June 30, 2011

By delinquency status:
Current	$153,943	83,423	19,866	62,689	319,921
1-29 DPD	6,105	3,524	645	6,930	17,204
30-59 DPD	4,181	770	198	884	6,033
60-89 DPD	1,916	510	148	268	2,842
90-119 DPD	1,169	359	121	127	1,776
120-179 DPD	1,585	587	212	42	2,426
180+ DPD	6,803	545	1	9	7,358
Government insured/guaranteed loans (1)	15,724	-	-	16,271	31,995

Total consumer loans (excluding PCI)	191,426	89,718	21,191	87,220	389,555
Total consumer PCI loans (carrying value)	31,448	229	-	-	31,677

Total consumer loans	$222,874	89,947	21,191	87,220	421,232

December 31, 2010 (2)

By delinquency status:
Current	$158,961	89,408	20,546	59,295	328,210
1-29 DPD	5,597	3,104	730	7,834	17,265
30-59 DPD	4,516	917	262	1,261	6,956
60-89 DPD	2,173	608	207	376	3,364
90-119 DPD	1,399	476	190	171	2,236
120-179 DPD	2,080	764	324	58	3,226
180+ DPD	6,750	622	1	117	7,490
Government insured/guaranteed loans (1)	15,514	-	-	17,453	32,967

Total consumer loans (excluding PCI)	196,990	95,899	22,260	86,565	401,714
Total consumer PCI loans (carrying value)	33,245	250	-	-	33,495

Total consumer loans	$230,235	96,149	22,260	86,565	435,209

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP).

(2)	Amounts at December 31, 2010, have been revised to conform to the current presentation.

      Of the $11.6 billion of loans that are 90 days or more past due at June 30, 2011, $1.5 billion was accruing, compared with $13.0 billion and $2.0 billion, respectively, at December 31, 2010.
      Real estate 1-4 family first mortgage loans 180 days or more past due totaled $6.8 billion, or 3.6% of total first mortgages (excluding PCI), up slightly from 3.4% at December 31, 2010. The aging of the delinquent real estate 1-4 family first mortgage loans is a result of the prolonged foreclosure process and our effort to help customers stay in their homes through various loan modification programs, as loans continue to age until these processes are complete.
      The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $5.2 billion at June 30, 2011, and $4.1 billion at December 31, 2010. The majority of our portfolio is underwritten with a FICO score of 680 and above.

	Real estate	Real estate		Other
	1-4 family	1-4 family		revolving
	first	junior lien	Credit	credit and
(in millions)	mortgage	mortgage	card	installment	Total

June 30, 2011

By updated FICO:
< 600	$23,444	8,026	2,365	9,560	43,395
600-639	11,020	4,157	1,722	5,847	22,746
640-679	15,584	7,107	3,146	8,760	34,597
680-719	24,184	12,359	4,399	9,837	50,779
720-759	27,527	17,928	4,407	9,014	58,876
760-799	47,007	25,576	3,189	9,576	85,348
800+	20,690	10,963	1,746	4,850	38,249
No FICO available	6,246	3,602	217	8,318	18,383
FICO not required	-	-	-	5,187	5,187
Government insured/guaranteed loans (1)	15,724	-	-	16,271	31,995

Total consumer loans (excluding PCI)	191,426	89,718	21,191	87,220	389,555
Total consumer PCI loans (carrying value)	31,448	229	-	-	31,677

Total consumer loans	$222,874	89,947	21,191	87,220	421,232

December 31, 2010 (2)

By updated FICO:
< 600	$26,013	9,126	2,872	10,806	48,817
600-639	11,105	4,457	1,826	5,965	23,353
640-679	16,202	7,678	3,305	8,344	35,529
680-719	25,549	13,759	4,522	9,480	53,310
720-759	29,443	20,334	4,441	8,808	63,026
760-799	47,250	27,222	3,215	9,357	87,044
800+	19,719	10,607	1,794	4,692	36,812
No FICO available	6,195	2,716	285	7,528	16,724
FICO not required	-	-	-	4,132	4,132
Government insured/guaranteed loans (1)	15,514	-	-	17,453	32,967

Total consumer loans (excluding PCI)	196,990	95,899	22,260	86,565	401,714
Total consumer PCI loans (carrying value)	33,245	250	-	-	33,495

Total consumer loans	$230,235	96,149	22,260	86,565	435,209

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP.

(2)	Amounts at December 31, 2010, have been revised to conform to the current presentation.

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

Note 5:  Loans and Allowance for Credit Losses (continued)

	June 30, 2011			December 31, 2010 (3)
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total

By LTV/CLTV:
0-60%	$45,661	13,462	59,123	47,808	14,814	62,622
60.01-80%	43,602	16,479	60,081	42,542	17,744	60,286
80.01-100%	38,982	21,220	60,202	39,497	24,255	63,752
100.01-120% (1)	22,913	16,633	39,546	24,147	17,887	42,034
> 120% (1)	20,814	19,013	39,827	24,243	18,628	42,871
No LTV/CLTV available	3,730	2,911	6,641	3,239	2,571	5,810
Government insured/guaranteed loans (2)	15,724	-	15,724	15,514	-	15,514

Total consumer loans (excluding PCI)	191,426	89,718	281,144	196,990	95,899	292,889
Total consumer PCI loans (carrying value)	31,448	229	31,677	33,245	250	33,495

Total consumer loans	$222,874	89,947	312,821	230,235	96,149	326,384

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

(3)	Amounts at December 31, 2010, have been revised to conform to the current presentation.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	June 30,	Dec. 31,
(in millions)	2011	2010

Commercial:
Commercial and industrial	$2,393	3,213
Real estate mortgage	4,691	5,227
Real estate construction	2,043	2,676
Lease financing	79	108
Foreign	59	127

Total commercial (1)	9,265	11,351

Consumer:
Real estate 1-4 family first mortgage (2)	11,427	12,289
Real estate 1-4 family junior lien mortgage	2,098	2,302
Other revolving credit and installment	255	300

Total consumer	13,780	14,891

Total nonaccrual loans
(excluding PCI)	$23,045	26,242

(1)	Includes LHFS of $52 million at June 30, 2011, and $3 million at December 31, 2010.

(2)	Includes MHFS of $304 million at June 30, 2011, and $426 million at December 31, 2010.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $9.8 billion at June 30, 2011, and $11.6 billion at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
      The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	June 30,	Dec. 31,
(in millions)	2011	2010

Total (excluding PCI):	$17,318	18,488
Less: FHA insured/guaranteed by the VA (1)	14,474	14,733
Less: Student loans guaranteed under the FFELP (2)	1,014	1,106

Total, not government insured/guaranteed	$1,830	2,649

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$110	308
Real estate mortgage	137	104
Real estate construction	86	193
Foreign	12	22

Total commercial	345	627

Consumer:
Real estate 1-4 family first mortgage (3)	728	941
Real estate 1-4 family junior lien mortgage (3)	286	366
Credit card	334	516
Other revolving credit and installment	137	199

Total consumer	1,485	2,022

Total, not government insured/guaranteed	$1,830	2,649

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

(2)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

(3)	Includes mortgage held for sale 90 days or more past due and still accruing.

Note 5: Loans and Allowance for Credit Losses (continued)

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status.
These impaired loans may have estimated impairment which is included in the allowance for credit losses. Impaired loans exclude PCI loans.

	Recorded investment
			Impaired loans
	Unpaid		with related	Related
	principal	Impaired	allowance for	allowance for
(in millions)	balance	loans	credit losses	credit losses

June 30, 2011

Commercial:
Commercial and industrial	$6,975	2,733	2,433	552
Real estate mortgage	7,027	5,017	4,740	1,306
Real estate construction	4,103	2,313	2,225	508
Lease financing	111	83	83	27
Foreign	192	13	13	6

Total commercial	18,408	10,159	9,494	2,399

Consumer:
Real estate 1-4 family first mortgage	14,613	12,938	12,938	3,021
Real estate 1-4 family junior lien mortgage	2,050	1,910	1,910	726
Credit card	572	572	572	363
Other revolving credit and installment	267	266	266	45

Total consumer	17,502	15,686	15,686	4,155

Total impaired loans (excluding PCI)	$35,910	25,845	25,180	6,554

December 31, 2010

Commercial:
Commercial and industrial	$8,190	3,600	3,276	607
Real estate mortgage	7,439	5,239	5,163	1,282
Real estate construction	4,676	2,786	2,786	548
Lease financing	149	91	91	34
Foreign	215	15	15	8

Total commercial	20,669	11,731	11,331	2,479

Consumer:
Real estate 1-4 family first mortgage	12,834	11,603	11,603	2,754
Real estate 1-4 family junior lien mortgage	1,759	1,626	1,626	578
Credit card	548	548	548	333
Other revolving credit and installment	231	230	230	58

Total consumer	15,372	14,007	14,007	3,723

Total impaired loans (excluding PCI)	$36,041	25,738	25,338	6,202

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $1.5 billion at June 30, 2011, and $1.2 billion at December 31, 2010. These commitments	$1.1 billion at June 30, 2011, and $861 million at December 31, 2010.
      The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

primarily relate to CRE loans, which, at the time of modification, had an amount of availability to the borrower that continues under the modified terms of the TDR and totaled

	Quarter ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest	recorded	interest
(in millions)	investment	income	investment	income	investment	income	investment	income

Commercial:
Commercial and industrial	$2,860	21	3,346	20	3,016	45	3,455	49
Real estate mortgage	5,355	17	3,663	10	5,478	30	2,960	18
Real estate construction	2,426	11	3,002	8	2,560	25	2,891	12
Lease financing	91	—	24	-	100	-	48	-
Foreign	14	—	54	-	14	-	66	-

Total commercial	10,746	49	10,089	38	11,168	100	9,420	79

Consumer:
Real estate 1-4 family first mortgage	12,471	154	8,854	130	12,144	305	8,164	234
Real estate 1-4 family junior lien mortgage	1,903	20	1,411	18	1,826	34	1,414	31
Credit card	587	6	274	5	579	12	226	6
Other revolving credit and installment	260	4	108	-	252	13	79	-

Total consumer	15,221	184	10,647	153	14,801	364	9,883	271

Total impaired loans	$25,967	233	20,736	191	25,969	464	19,303	350

Interest income:
Cash basis of accounting		$47		54		85		101
Other (1)		186		137		379		249

Total interest income		$233		191		464		350

(1)	Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

Note 5: Loans and Allowance for Credit Losses (continued)

Purchased Credit-Impaired Loans
Certain loans acquired in the Wachovia acquisition are accounted for as PCI loans. The following table presents PCI loans net of any remaining purchase accounting adjustments.

	June 30,	Dec. 31,
(in millions)	2011	2010

Commercial:
Commercial and industrial	$527	718
Real estate mortgage	2,800	2,855
Real estate construction	2,188	2,949
Foreign	1,501	1,413

Total commercial	7,016	7,935

Consumer:
Real estate 1-4 family first mortgage	31,448	33,245
Real estate 1-4 family junior lien mortgage	229	250
Other revolving credit and installment	-	-

Total consumer	31,677	33,495

Total PCI loans (carrying value)	$38,693	41,430

Total PCI loans (unpaid principal balance)	$59,145	64,331

ACCRETABLE YIELD The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan, or pools of loans. The accretable yield is affected by:
•	Changes in interest rate indices for variable rate PCI loans — Expected future cash flows are based on the variable rates in effect at the time of the regular evaluations of cash flows expected to be collected;

•	Changes in prepayment assumptions — Prepayments affect the estimated life of PCI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life — Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows from loan modifications are included in the regular evaluations of cash flows expected to be collected.
     The change in the accretable yield related to PCI loans is presented in the following table.

	Quarter ended	Six months ended
	June 30,	June 30,	Year ended Dec. 31,
(in millions)	2011	2011	2010	2009

Total, beginning of period	$15,881	16,714	14,559	10,447
Accretion into interest income (1)	(556)	(1,102)	(2,392)	(2,601)
Accretion into noninterest income due to sales (2)	(31)	(186)	(43)	(5)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	95	210	3,399	441
Changes in expected cash flows that do not affect nonaccretable difference (3)	(518)	(765)	1,191	6,277

Total, end of period	$14,871	14,871	16,714	14,559

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

(3)	Represents changes in cash flows expected to be collected due to changes in interest rates on variable rate PCI loans, changes in prepayment assumptions and the impact of modifications.

PCI ALLOWANCE Based on our regular evaluation of estimates of cash flows expected to be collected, we may establish an allowance for a PCI loan or pool of loans, with a charge to income though the provision for losses. The following table summarizes the changes in allowance for PCI loan losses.

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total

Balance, December 31, 2008	$-	-	-	-
Provision for losses due to credit deterioration	850	-	3	853
Charge-offs	(520)	-	-	(520)

Balance, December 31, 2009	330	-	3	333
Provision for losses due to credit deterioration	712	-	59	771
Charge-offs	(776)	-	(30)	(806)

Balance, December 31, 2010	266	-	32	298
Provision for losses due to credit deterioration	55	-	38	93
Charge-offs	(106)	-	(12)	(118)

Balance, June 30, 2011	$215	-	58	273

Balance, March 31, 2011	$234	-	23	257
Provision for losses due to credit deterioration	44	-	39	83
Charge-offs	(63)	-	(4)	(67)

Balance, June 30, 2011	$215	-	58	273

COMMERCIAL PCI CREDIT QUALITY INDICATORS The following table provides a breakdown of commercial PCI loans by risk category.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

June 30, 2011

By risk category:
Pass	$260	512	231	154	1,157
Criticized	267	2,288	1,957	1,347	5,859

Total commercial PCI loans	$527	2,800	2,188	1,501	7,016

December 31, 2010

By risk category:
Pass	$214	352	128	210	904
Criticized	504	2,503	2,821	1,203	7,031

Total commercial PCI loans	$718	2,855	2,949	1,413	7,935

Note 5: Loans and Allowance for Credit Losses (continued)
     The following table provides past due information for commercial PCI loans.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

June 30, 2011

By delinquency status:
Current-29 DPD	$434	2,420	1,182	1,281	5,317
30-89 DPD	33	82	166	-	281
90+ DPD and still accruing	60	298	840	220	1,418

Total commercial PCI loans	$527	2,800	2,188	1,501	7,016

December 31, 2010

By delinquency status:

Current-29 DPD	$612	2,295	1,395	1,209	5,511
30-89 DPD	22	113	178	-	313
90+ DPD and still accruing	84	447	1,376	204	2,111

Total commercial PCI loans	$718	2,855	2,949	1,413	7,935

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

	June 30, 2011			December 31, 2010
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total

By delinquency status:
Current	$27,778	222	28,000	29,253	357	29,610
1-29 DPD	39	72	111	44	79	123
30-59 DPD	3,403	19	3,422	3,586	30	3,616
60-89 DPD	1,360	9	1,369	1,364	17	1,381
90-119 DPD	696	8	704	881	13	894
120-179 DPD	1,072	12	1,084	1,346	19	1,365
180+ DPD	6,638	168	6,806	7,214	220	7,434

Total consumer PCI loans	$40,986	510	41,496	43,688	735	44,423

Total consumer PCI loans (carrying value)	$31,448	229	31,677	33,245	250	33,495

The following table provides FICO scores for consumer PCI loans.

	June 30, 2011			December 31, 2010
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total

By FICO:
< 600	$19,365	241	19,606	22,334	363	22,697
600-639	7,671	85	7,756	7,563	109	7,672
640-679	6,554	85	6,639	6,185	96	6,281
680-719	3,907	49	3,956	3,949	60	4,009
720-759	1,957	15	1,972	2,057	17	2,074
760-799	997	6	1,003	1,087	7	1,094
800+	221	2	223	232	2	234
No FICO available	314	27	341	281	81	362

Total consumer PCI loans	$40,986	510	41,496	43,688	735	44,423

Total consumer PCI loans (carrying value)	$31,448	229	31,677	33,245	250	33,495

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	June 30, 2011			December 31, 2010
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total

By LTV/CLTV:
0-60%	$1,202	27	1,229	1,653	43	1,696
60.01-80%	4,273	53	4,326	5,513	42	5,555
80.01-100%	10,535	77	10,612	11,861	89	11,950
100.01-120% (1)	9,687	90	9,777	9,525	116	9,641
> 120% (1)	15,166	257	15,423	15,047	314	15,361
No LTV/CLTV available	123	6	129	89	131	220

Total consumer PCI loans	$40,986	510	41,496	43,688	735	44,423

Total consumer PCI loans (carrying value)	$31,448	229	31,677	33,245	250	33,495

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets

The components of other assets were:

	June 30,	Dec. 31,

(in millions)	2011	2010

Nonmarketable equity investments:

Cost method:

Private equity investments	$3,143	3,240

Federal bank stock	4,886	5,254

Total cost method	8,029	8,494

Equity method	7,758	7,624

Principal investments (1)	291	305

Total nonmarketable equity investments	16,078	16,423

Corporate/bank-owned life insurance	20,018	19,845

Accounts receivable	19,375	23,763

Interest receivable	5,009	4,895

Core deposit intangibles	8,099	8,904

Customer relationship and other amortized intangibles	1,702	1,847

Foreclosed assets:

Government insured/guaranteed (2)	1,320	1,479

Non-government insured/guaranteed	3,541	4,530

Operating lease assets	1,757	1,873

Due from customers on acceptances	232	229
Other	14,687	15,993

Total other assets	$91,818	99,781

(1)	Principal investments are recorded at fair value with realized and unrealized gains (losses) included in net gains (losses) from equity investments in the income statement.

(2)	These are foreclosed real estate securing FHA insured and VA guaranteed loans. Both principal and interest for these loans secured by the foreclosed real estate are collectible because they are insured/guaranteed.

Income related to nonmarketable investments was:

			Six months
	Quarter ended June 30,		ended June 30,
(in millions)	2011	2010	2011	2010

Net gains (losses) from:
Private equity investments	$348	155	569	154
Principal investments	14	12	32	21
All other nonmarketable equity investments	(121)	(21)	(181)	(38)

Net gains (losses) from nonmarketable equity investments	$241	146	420	137

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

     The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

				Transfers that

	VIEs that we	VIEs		we account

	do not	that we		for as secured

(in millions)	consolidate	consolidate		borrowings	Total

June 30, 2011

Cash	$-	172		218	390

Trading assets	4,723	95		30	4,848

Securities available for sale (1)	20,338	2,315		9,671	32,324

Mortgages held for sale	-	408		-	408

Loans held for sale	-	135		-	135

Loans	12,113	13,640		1,587	27,340

Mortgage servicing rights	13,821	-		-	13,821

Other assets	4,011	1,563		100	5,674

Total assets	55,006	18,328		11,606	84,940

Short-term borrowings	-	3,339	(3)	9,232	12,571

Accrued expenses and other liabilities	3,497	724	(3)	16	4,237

Long-term debt	-	6,277	(3)	1,664	7,941

Total liabilities	3,497	10,340		10,912	24,749

Noncontrolling interests	-	132		-	132

Net assets	$51,509	7,856		694	60,059

December 31, 2010

Cash	$-	200		398	598

Trading assets	5,351	143		32	5,526

Securities available for sale (1)	24,001	2,159		7,834	33,994

Mortgages held for sale (2)	-	634		-	634

Loans	12,401	16,708		1,613	30,722

Mortgage servicing rights	13,261	-		-	13,261

Other assets (2)	3,783	2,071		90	5,944

Total assets	58,797	21,915		9,967	90,679

Short-term borrowings	-	3,636	(3)	7,773	11,409

Accrued expenses and other liabilities (2)	3,514	743	(3)	14	4,271

Long-term debt	-	8,377	(3)	1,700	10,077

Total liabilities	3,514	12,756		9,487	25,757

Noncontrolling interests (2)	-	94		-	94

Net assets	$55,283	9,065		480	64,828

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	“VIEs that we consolidate” has been revised to correct previously reported amounts.

(3)	Includes the following VIE liabilities at June 30, 2011, and December 31, 2010, respectively, with recourse to the general credit of Wells Fargo: Short-term borrowings, $3.3 billion and $3.6 billion; Accrued expenses and other liabilities, $603 million and $645 million; and Long-term debt, $57 million and $53 million.

Transactions with Unconsolidated VIEs
Our transactions with VIEs include securitizations of consumer loans, CRE loans, student loans and auto loans; investment and financing activities involving CDOs backed by asset-backed and CRE securities, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. These involvements with unconsolidated VIEs are recorded on our balance sheet primarily in trading assets, securities available for sale, loans, MSRs, other assets and other liabilities, as appropriate.
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

					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets

June 30, 2011

			Carrying value - asset (liability)

Residential mortgage loan securitizations:

Conforming	$1,107,281	5,389	12,711	-	(975)	17,125

Other/nonconforming	67,786	2,766	456	2	(2)	3,222

Commercial mortgage loan securitizations	184,762	5,568	617	266	-	6,451

Collateralized debt obligations:

Debt securities	17,956	1,233	-	766	-	1,999

Loans (2)	9,973	9,722	-	-	-	9,722
Asset-based finance structures	6,273	4,102	-	(98)	-	4,004

Tax credit structures	18,281	3,759	-	-	(1,285)	2,474

Collateralized loan obligations	12,879	2,619	-	58	-	2,677

Investment funds	8,238	1,457	-	-	-	1,457

Other (3)	18,951	2,088	37	256	(3)	2,378

Total	$1,452,380	38,703	13,821	1,250	(2,265)	51,509

			Maximum exposure to loss

Residential mortgage loan securitizations:

Conforming		$5,389	12,711	-	3,487	21,587

Other/nonconforming		2,766	456	2	265	3,489

Commercial mortgage loan securitizations		5,568	617	491	-	6,676

Collateralized debt obligations:

Debt securities		1,233	-	2,689	1	3,923

Loans (2)		9,722	-	-	-	9,722

Asset-based finance structures		4,102	-	98	2,216	6,416

Tax credit structures		3,759	-	-	-	3,759

Collateralized loan obligations		2,619	-	58	521	3,198

Investment funds		1,457	-	-	52	1,509

Other (3)		2,088	37	762	150	3,037

Total		$38,703	13,821	4,100	6,692	63,316

(continued on following page)

(continued from previous page)

					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets

December 31, 2010

			Carrying value - asset (liability)

Residential mortgage loan securitizations:

Conforming	$1,068,737	5,527	12,115	-	(928)	16,714

Other/nonconforming	76,304	2,997	495	6	(107)	3,391

Commercial mortgage loan securitizations	190,377	5,506	608	261	-	6,375

Collateralized debt obligations:

Debt securities	20,046	1,436	-	844	-	2,280

Loans (2)	9,970	9,689	-	-	-	9,689

Asset-based finance structures	12,055	6,556	-	(118)	-	6,438

Tax credit structures	20,981	3,614	-	-	(1,129)	2,485

Collateralized loan obligations	13,196	2,804	-	56	-	2,860

Investment funds	10,522	1,416	-	-	-	1,416

Other (3)	20,031	3,221	43	377	(6)	3,635

Total	$1,442,219	42,766	13,261	1,426	(2,170)	55,283

		Maximum exposure to loss

Residential mortgage loan securitizations:

Conforming		$5,527	12,115	-	4,248	21,890

Other/nonconforming		2,997	495	6	233	3,731

Commercial mortgage loan securitizations		5,506	608	488	-	6,602

Collateralized debt obligations:

Debt securities		1,436	-	2,850	7	4,293

Loans (2)		9,689	-	-	-	9,689

Asset-based finance structures		6,556	-	118	2,175	8,849

Tax credit structures		3,614	-	-	1	3,615

Collateralized loan obligations		2,804	-	56	519	3,379

Investment funds		1,416	-	-	87	1,503

Other (3)		3,221	43	916	162	4,342

Total		$42,766	13,261	4,434	7,432	67,893

(1)	Includes total equity interests of $422 million and $316 million at June 30, 2011, and December 31, 2010, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 91% were rated as investment grade by the primary rating agencies at June 30, 2011. These senior loans were acquired in the Wachovia business combination and are accounted for at amortized cost as initially determined under purchase accounting and are subject to the Company’s allowance and credit charge-off policies.

(3)	Includes structured financing, student loan securitizations, auto loan securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

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
     The loans sold to the VIEs in nonconforming residential mortgage loan securitizations are those that do not qualify for a GSE guarantee. We may hold variable interests issued by the VIEs, primarily in the form of senior securities. We do not consolidate the nonconforming residential mortgage loan securitizations included in the table because we either do not hold any variable interests, hold variable interests that we do not consider potentially significant or are not the primary servicer for a majority of the VIE assets.
     Other commitments and guarantees include amounts related to loans sold that we may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. The maximum exposure to loss for material breach of contractual representations and warranties represents a stressed case estimate we utilize for determining stressed case regulatory capital needs and is considered to be a remote scenario.
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
INVESTMENT FUNDS At June 30, 2011, we had investments of $1.5 billion and no lending arrangements with certain funds managed by one of our majority owned subsidiaries compared with investments of $1.4 billion and lending arrangements of $14 million at December 31, 2010. In addition, we also provide a default protection agreement to a third party lender to one of these funds. Our involvement in these funds is either senior or of equal priority to third party investors. We do not consolidate the investment funds because we do not absorb the majority of the expected future variability associated with the funds’ assets, including variability associated with credit, interest rate and liquidity risks.
OTHER TRANSACTIONS WITH VIEs In August 2008, Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third-party investors by certain of its subsidiaries. ARS are debt instruments with long-term maturities, but which re-price more frequently, and preferred equities with no maturity. All remaining ARS issued by VIEs subject to the agreement were redeemed. At June 30, 2011, we held in our securities available-for-sale portfolio $839 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $1.6 billion at December 31, 2010.
     On November 18, 2009, we reached agreements to purchase additional ARS from eligible investors who bought ARS through one of our broker-dealer subsidiaries. All remaining ARS issued by VIEs subject to the agreement were redeemed. As of June 30, 2011, we held in our securities available-for-sale portfolio $681 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $901 million at December 31, 2010.
     We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.
TRUST PREFERRED SECURITIES In addition to the involvements disclosed in the preceding table, through the issuance of trust preferred securities we had junior subordinated debt financing with a carrying value of $13.2 billion at June 30, 2011, and $19.3 billion at December 31, 2010, and $2.5 billion of preferred stock at June 30, 2011. In these transactions, VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us. This is the case even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. We report the debt securities issued to the VIEs as long-term debt and the preferred equity securities issued to the VIEs as preferred stock in our consolidated balance sheet.
     In the first half of 2011, we called $3.4 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the Basel Committee recommendations known as the Basel III standards.

Securitization Activity Related to Unconsolidated VIEs
We use VIEs to securitize consumer and CRE loans and other types of financial assets, including student loans and auto loans. We typically retain the servicing rights from these sales and may continue to hold other beneficial interests in the VIEs. We may also provide liquidity to investors in the beneficial interests and credit enhancements in the form of standby letters of credit. Through these securitizations we may be exposed to liability under limited amounts of recourse as well as standard representations and warranties we make to purchasers and issuers.
     We recognized net gains of $32 million and $66 million from transfers accounted for as sales of financial assets in securitizations in the second quarter and first half of 2011, respectively, and net gains of $6 million and $8 million, respectively, in the same periods of 2010. Additionally, we had the following cash flows with our securitization trusts that were involved in transfers accounted for as sales.

	2011		2010

		Other		Other

	Mortgage	financial	Mortgage	financial

(in millions)	loans	assets	loans	assets

Quarter ended June 30,

Sales proceeds from securitizations (1)	$70,973	-	81,435	-

Servicing fees	1,105	3	1,057	9

Other interests held	513	53	445	132

Purchases of delinquent assets	2	-	10	-

Net servicing advances	(11)	-	10	-

Six months ended June 30,

Sales proceeds from securitizations (1)	$171,214	-	163,757	-

Servicing fees	2,193	6	2,097	18

Other interests held	1,016	140	852	244

Purchases of delinquent assets	5	-	10	-

Net servicing advances	(20)	-	29	-

(1)	Represents cash flow data for all loans securitized in the period presented.

     Sales with continuing involvement during the second quarter and first half of 2011 and 2010 predominantly related to conforming residential mortgage securitizations. During the second quarter and first half of 2011 we transferred $70.9 billion and $172.3 billion, respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $82.3 billion and $165.7 billion, respectively, in the same periods of 2010. These transfers did not result in a gain or loss because the

	2011	2010

Quarter ended June 30,

Prepayment speed (annual CPR (1))	13.1%	13.6

Life (in years)	5.9	5.4

Discount rate	7.9%	8.0

Six months ended June 30,

Prepayment speed (annual CPR (1))	12.0%	13.0

Life (in years)	6.2	5.6

Discount rate	7.9%	8.2

(1)	Constant prepayment rate.
loans are already carried at fair value. In connection with these transfers, in the first half of 2011 we recorded a $2.0 billion servicing asset, measured at fair value using a Level 3 measurement technique, and a $55 million liability for repurchase reserves, compared with a $2.0 billion servicing asset and an $80 million liability in the first half of 2010.
     We used the following key assumptions to measure mortgage servicing assets at the date of securitization:

     Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2011, for residential and commercial mortgage servicing rights, and other interests held related primarily to residential mortgage loan securitizations are presented in the following table. In the following table “Other interests held” exclude securities retained in securitizations issued through GSEs such as FNMA, FHLMC and GNMA because we do not believe the value of these securities would be materially affected by the adverse changes in assumptions noted in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.

		Other interests held

	Mortgage	Interest-

	servicing	only	Subordinated	Senior

(in millions)	rights	strips	bonds	bonds

Fair value of interests held at June 30, 2011	$16,583	248	48	393

Expected weighted-average life (in years)	5.7	4.8	5.7	6.1

Prepayment speed assumption (annual CPR)	11.7%	10.1	7.9	11.9

Decrease in fair value from:

10% adverse change	$942	6	-	1

25% adverse change	2,228	16	1	3

Discount rate assumption	7.7%	15.6	11.0	6.5

Decrease in fair value from:

100 basis point increase	$838	7	2	16

200 basis point increase	1,602	12	5	31

Credit loss assumption			1.2%	4.5

Decrease in fair value from:

10% higher losses			$-	1

25% higher losses			-	2

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
      The following table presents information about the principal balances of off-balance sheet securitized loans, including residential mortgages sold to FNMA, FHLMC, GNMA and securitizations where servicing is our only form of continuing involvement. Delinquent loans include loans 90 days or more past due and still accruing interest as well as nonaccrual loans. In securitizations where servicing is our only form of continuing involvement, we would only experience a loss if required to repurchase a delinquent loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

					Net charge-offs

	Total loans		Delinquent loans		Six months
	June 30,	Dec. 31,	June 30,	Dec. 31,	ended June 30,
(in millions)	2011	2010	2011	2010	2011	2010

Commercial:

Commercial and industrial	$1	1	-	-	-	-

Real estate mortgage	141,686	207,015	8,704	11,515	229	143

Total commercial	141,687	207,016	8,704	11,515	229	143

Consumer:

Real estate 1-4 family first mortgage	1,151,474	1,090,755	23,789	25,067 (1)	848	696

Real estate 1-4 family junior lien mortgage	686	1	22	-	11	-

Other revolving credit and installment	2,362	2,454	111	102	-	-

Total consumer	1,154,522	1,093,210	23,922	25,169	859	696

Total off-balance sheet securitized loans	$1,296,209	1,300,226	32,626	36,684	1,088	839

(1)	Balances have been revised to conform with current period presentation.

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

		Carrying value

	Total		Third
	VIE	Consolidated	party	Noncontrolling	Net
(in millions)	assets	assets	liabilities	interests	assets

June 30, 2011

Secured borrowings:
Municipal tender option bond securitizations	$12,540	9,695	(9,238)	-	457
Commercial real estate loans	1,348	1,348	(1,274)	-	74
Residential mortgage securitizations	634	563	(400)	-	163

Total secured borrowings	14,522	11,606	(10,912)	-	694

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	11,514	10,756	(4,871)	-	5,885
Multi-seller commercial paper conduit	2,936	2,936	(3,045)	-	(109)
Auto loan securitizations	489	489	(431)	-	58
Structured asset finance	217	217	(19)	-	198
Investment funds	1,123	1,123	(58)	(14)	1,051
Other	2,925	2,807	(1,916)	(118)	773

Total consolidated VIEs	19,204	18,328	(10,340)	(132)	7,856

Total secured borrowings and consolidated VIEs	$33,726	29,934	(21,252)	(132)	8,550

December 31, 2010

Secured borrowings:
Municipal tender option bond securitizations	$10,687	7,874	(7,779)	-	95
Auto loan securitizations	154	154	-	-	154
Commercial real estate loans	1,321	1,321	(1,272)	-	49
Residential mortgage securitizations	700	618	(436)	-	182

Total secured borrowings	12,862	9,967	(9,487)	-	480

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	14,518	13,529	(6,723)	-	6,806
Multi-seller commercial paper conduit	3,197	3,197	(3,279)	-	(82)
Auto loan securitizations	1,010	1,010	(955)	-	55
Structured asset finance	146	146	(21)	(11)	114
Investment funds	1,197	1,197	(54)	(14)	1,129
Other (1)	2,938	2,836	(1,724)	(69)	1,043

Total consolidated VIEs	23,006	21,915	(12,756)	(94)	9,065

Total secured borrowings and consolidated VIEs	$35,868	31,882	(22,243)	(94)	9,545

(1)	Revised to correct previously reported amounts.
      In addition to the transactions included in the table above, at June 30, 2011, we had issued approximately $6.0 billion of private placement debt financing through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At June 30, 2011, we had pledged approximately $6.3 billion in loans, $360 million in securities available for sale and $2 million in cash and cash equivalents to collateralize the VIE’s borrowings. Such assets were not transferred to the VIE and accordingly we have excluded the VIE from the previous table.
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
NONCONFORMING RESIDENTIAL MORTGAGE LOAN SECURITIZATIONS We have consolidated certain of our nonconforming residential mortgage loan securitizations in accordance with consolidation accounting guidance. We have determined we are the primary beneficiary of these securitizations because we have the power to direct the most significant activities of the entity through our role as primary servicer and also hold variable interests that we have determined to be significant. The nature of our variable interests in these entities may include beneficial interests issued by the VIE, mortgage servicing rights and recourse or repurchase reserve liabilities. The beneficial interests issued by the VIE that we hold include either subordinate or senior securities held in an amount that we consider potentially significant.
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
     We apply the amortization method to all commercial and some residential MSRs and apply the fair value method to the other residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Fair value, beginning of period	$15,648	15,544	14,467	16,004
Adjustments from adoption of consolidation accounting guidance	-	-	-	(118)
Servicing from securitizations or asset transfers	740	943	2,002	1,997

Net additions	740	943	2,002	1,879

Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	(1,075)	(2,661)	(576)	(3,438)
Other changes in fair value (2)	(535)	(575)	(1,115)	(1,194)

Total changes in fair value	(1,610)	(3,236)	(1,691)	(4,632)

Fair value, end of period	$14,778	13,251	14,778	13,251

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, and costs to service, including delinquency and foreclosure costs.

(2)	Represents changes due to collection/realization of expected cash flows over time.
     The changes in amortized MSRs were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Balance, beginning of period	$1,432	1,069	1,422	1,119
Adjustments from adoption of consolidation accounting guidance	-	-	-	(5)
Purchases	36	7	81	8
Servicing from securitizations or asset transfers	27	17	56	28
Amortization	(63)	(56)	(127)	(113)

Balance, end of period (1)	1,432	1,037	1,432	1,037

Valuation allowance:
Balance, beginning of period	(9)	-	(3)	-
Provision for MSRs in excess of fair value	(1)	-	(7)	-

Balance, end of period (2)	(10)	-	(10)	-

Amortized MSRs, net	$1,422	1,037	1,422	1,037

Fair value of amortized MSRs:
Beginning of period	$1,898	1,283	1,812	1,261
End of period (3)	1,805	1,307	1,805	1,307

(1)	Includes $379 million in residential amortized MSRs at June 30, 2011. The June 30, 2010, balance is commercial amortized MSRs. For the quarter and first half of 2011, the residential MSR amortization was $(11) million and $(21) million, respectively.

(2)	Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs. Residential amortized MSRs are evaluated for impairment purposes by the following risk strata: Mortgages sold to GSEs (FHLMC and FNMA) and mortgages sold to GNMA, each by interest rate stratifications. A valuation allowance of $10 million was recorded on the residential amortized MSRs at June 30, 2011.

(3)	Includes fair value of $410 million in residential amortized MSRs and $1,395 million in commercial amortized MSRs at June 30, 2011.

     We present the components of our managed servicing portfolio in the following table at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

	June 30,	Dec. 31,
(in billions)	2011	2010

Residential mortgage servicing:
Serviced for others	$1,464	1,429
Owned loans serviced	338	371
Subservicing	8	9

Total residential servicing	1,810	1,809

Commercial mortgage servicing:
Serviced for others	402	408
Owned loans serviced	101	99
Subservicing	14	13

Total commercial servicing	517	520

Total managed servicing portfolio	$2,327	2,329

Total serviced for others	$1,866	1,837
Ratio of MSRs to related loans serviced for others	0.87%	0.86

     The components of mortgage banking noninterest income were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,175	1,154	2,320	2,261
Late charges	75	88	169	178
Ancillary fees	74	111	163	217
Unreimbursed direct servicing costs (1)	(222)	(130)	(413)	(380)

Net servicing fees	1,102	1,223	2,239	2,276
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(1,075)	(2,661)	(576)	(3,438)
Other changes in fair value (3)	(535)	(575)	(1,115)	(1,194)

Total changes in fair value of MSRs carried at fair value	(1,610)	(3,236)	(1,691)	(4,632)
Amortization	(63)	(56)	(127)	(113)
Provision for MSRs in excess of fair value	(1)	—	(7)	—
Net derivative gains from economic hedges (4)	1,449	3,287	1,329	5,053

Total servicing income, net	877	1,218	1,743	2,584
Net gains on mortgage loan origination/sales activities	742	793	1,892	1,897

Total mortgage banking noninterest income	$1,619	2,011	3,635	4,481

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$374	626	753	1,615

(1)	Primarily associated with foreclosure expenses and other interest costs.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates and costs to service, including delinquency and foreclosure costs.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 – Free-Standing Derivatives for additional discussion and detail.

     The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated financial statements and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs and other significant investors to monitor and address their repurchase demand practices and concerns. Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $1.8 billion at June 30, 2011, and was determined based upon modifying the assumptions utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Balance, beginning of period	$1,207	1,263	1,289	1,033
Provision for repurchase losses:
Loan sales	20	36	55	80
Change in estimate – primarily due to credit deterioration	222	346	436	704

Total additions	242	382	491	784
Losses	(261)	(270)	(592)	(442)

Balance, end of period	$1,188	1,375	1,188	1,375

Note 9: Intangible Assets
The gross carrying value of intangible assets and accumulated amortization was:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	value	amortization	value	value	amortization	value

Amortized intangible assets (1):
MSRs (2)	$2,261	(839)	1,422	2,131	(712)	1,419
Core deposit intangibles	15,079	(6,980)	8,099	15,133	(6,229)	8,904
Customer relationship and other intangibles	3,078	(1,376)	1,702	3,077	(1,230)	1,847

Total amortized intangible assets	$20,418	(9,195)	11,223	20,341	(8,171)	12,170

MSRs (carried at fair value) (2)	$14,778		14,778	14,467		14,467
Goodwill	24,776		24,776	24,770		24,770
Trademark	14		14	14		14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 8 for additional information on MSRs.
     We based our projections of amortization expense shown below on existing asset balances at June 30, 2011. Future amortization expense may vary from these projections.
     The following table provides the current year and estimated future amortization expense for amortized intangible assets.

			Customer
		Core	relationship
	Amortized	deposit	and other
(in millions)	MSRs	intangibles	intangibles	Total

Six months ended June 30, 2011 (actual)	$127	806	146	1,079

Estimate for the remainder of 2011	$127	787	142	1,056
Estimate for year ended December 31,
2012	235	1,396	270	1,901
2013	197	1,241	250	1,688
2014	169	1,113	234	1,516
2015	152	1,022	212	1,386
2016	116	919	202	1,237

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
     The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company

December 31, 2009	$17,974	6,465	373	24,812
Goodwill from business combinations	-	8	-	8

June 30, 2010	$17,974	6,473	373	24,820

December 31, 2010	$17,922	6,475	373	24,770
Reduction in goodwill related to divested businesses	-	(6)	-	(6)
Goodwill from business combinations	-	12	-	12

June 30, 2011	$17,922	6,481	373	24,776

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

	June 30, 2011			December 31, 2010

		Maximum	Non-		Maximum	Non-

	Carrying	exposure	investment	Carrying	exposure	investment

(in millions)	value	to loss	grade	value	to loss	grade

Standby letters of credit	$107	41,817	20,595	142	42,159	19,596
Securities lending and other indemnifications	17	8,378	1,969	45	13,645	3,993
Liquidity agreements (1)	-	1	1	-	49	1
Written put options (1)(2)	843	8,066	2,289	747	8,134	2,615
Loans and MHFS sold with recourse	113	5,925	3,763	119	5,474	3,564
Residual value guarantees	8	197	-	8	197	-
Contingent consideration	21	95	93	23	118	116
Other guarantees	2	151	1	-	73	-

Total guarantees	$1,111	64,630	28,711	1,084	69,849	29,885

(1)	Certain of these agreements included in this table are related to off-balance sheet entities and, accordingly, are also disclosed in Note 7.
(2)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12.
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
     Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is its extremely remote possibility, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value, which is either fair value for derivative related products or the allowance for lending related commitments, is more representative of our exposure to loss than maximum exposure to loss.
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
SECURITIES LENDING AND OTHER INDEMNIFICATIONS As a securities lending agent, we lend securities from participating institutional clients’ portfolios to third-party borrowers. We indemnify our clients against default by the borrower in returning these lent securities. This indemnity is supported by collateral received from the borrowers. Collateral is generally in the form of cash or highly liquid securities that are marked to market daily. There was $8.5 billion at June 30, 2011, and $14.0 billion at December 31, 2010, in collateral supporting loaned securities with values of $8.4 billion and $13.6 billion, respectively.
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
LOANS AND MHFS SOLD WITH RECOURSE In certain loan sales or securitizations, we provide recourse whereby we are required to indemnify the buyer for any loss on the loan up to par value plus accrued interest. We provide recourse, predominantly to the GSEs, on loans sold under various programs and arrangements. Primarily all of these programs and arrangements require that we share in the loans’ credit exposure for their remaining life by providing recourse to the GSE in the event of borrower default, up to 33.33% of actual losses incurred on a pro-rata basis. Under the remaining recourse programs and arrangements, if certain events occur within a specified period of time from transfer date, we have to provide limited recourse to the buyer to indemnify them for losses incurred for the remaining life of the loans. The maximum exposure to loss reported in the accompanying table represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions or the maximum losses per the contractual agreements. However, we believe, the likelihood of loss of the entire balance due to these recourse agreements is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In second quarter 2011, we repurchased $9 million of loans associated with these agreements. We also provide representation and warranty guarantees on loans sold under the various recourse programs and arrangements. Our loss exposure relative to these guarantees is separately considered and provided for, as necessary, in determination of our liability for loan repurchases due to breaches of representations and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.
RESIDUAL VALUE GUARANTEES We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At June 30, 2011, the only remaining residual value guarantee is related to a leasing transaction on certain corporate buildings. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost, we would be required to reimburse the lessor under our guarantee.
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
Pledged Assets and Collateral
As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings from the FHLB and FRB and for other purposes as required or permitted by law. The following table provides pledged loans and securities available for sale where the secured party does not have the right to sell or repledge the collateral. At June 30, 2011, and December 31, 2010, we did not pledge any loans or securities available for sale where the secured party has the right to sell or repledge the collateral. The table excludes pledged assets related to VIEs, which can only be used to settle the liabilities of those entities. See Note 7 for additional information on consolidated VIE assets.

	June 30,	Dec. 31,

(in millions)	2011	2010

Securities available for sale	$87,926	94,212

Loans	285,411	312,602

Total	$373,337	406,814

     We also pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), and domestic and foreign companies. We pledged $28.2 billion at June 30, 2011, and $27.3 billion at December 31, 2010, under agreements that permit the secured parties to sell or repledge the collateral. Pledged collateral where the secured party cannot sell or repledge was $4.4 billion and $5.9 billion at the same period ends, respectively.
     We receive collateral from other entities under resale agreements and securities borrowings. We received $20.6 billion at June 30, 2011, and $22.5 billion at December 31, 2010, for which we have the right to sell or repledge the collateral. These amounts include securities we have sold or repledged to others with a fair value of $19.7 billion at June 30, 2011, and $14.6 billion at December 31, 2010.

Note 11: Legal Actions

The following supplements and amends our discussion of certain matters previously reported in Item 3 (Legal Proceedings) of our 2010 Form 10-K, and Part II, Item 1 (Legal Proceedings) of our 2011 first quarter Quarterly Report on Form 10-Q for events occurring in second quarter 2011.
ELAVON LITIGATION On May 23, 2011, the Court entered an order granting plaintiff’s motion for partial summary judgment and denying Wells Fargo’s motion for partial summary judgment, ruling that Wells Fargo’s termination of the contract at issue was invalid and dismissing several of Wells Fargo’s affirmative defenses. The Court has set a trial date of the remaining issues for September 21, 2011.
ERISA LITIGATION The U.S. District Court for the District of Minnesota is considering final approval of the $17.5 million settlement in Figas v. Wells Fargo & Company, et al.
IN RE WELLS FARGO MORTGAGE-BACKED CERTIFICATES LITIGATION On May 27, 2011, Wells Fargo and the plaintiffs agreed to settle the matter captioned In re Wells Fargo Mortgage-Backed Securities Litigation for $125 million. On July 26, 2011, the Court entered an order preliminarily approving the settlement.
     On April 20, 2011, a case captioned Federal Home Loan of Boston v. Ally Financial, Inc., et al., was filed in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk. The case names, among a large number of parties, Wells Fargo & Company, Wells Fargo Asset Securitization Corporation and Wells Fargo Bank, National Association as parties and contains allegations substantially similar to the cases filed by the other Federal Home Loan Banks.
     On April 28, 2011, a case captioned The Union Central Life Insurance Company, et al. v. Credit Suisse First Boston Securities Corp., et al., was filed in the U.S. District Court for the Southern District of New York. Among other defendants, it names Wells Fargo Asset Securitization Corporation and Wells Fargo Bank, National Association. The case asserts various state law fraud claims and claims for violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of three insurance companies, relating to offerings of mortgage-backed securities from 2005 through 2007.
     In addition, there are other cases involving other issuers of mortgage-backed certificates where Wells Fargo may have indemnity obligations because the pools of mortgages backing the certificates contain mortgages originated by Wells Fargo.
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
     On July 20, 2011, Wells Fargo & Company and Wells Fargo Financial, Inc. entered into an Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent (the “Order”) with the Board of Governors of the Federal Reserve System (FRB) which resolved an investigation of Wells Fargo Financial’s mortgage lending activities by the FRB. The Order provides, among other things, that (i) Wells Fargo shall submit to the FRB within 90 days of the Order a plan, acceptable to the FRB, for overseeing fraud prevention and detection and for compliance with certain federal and state laws applicable to unfair and deceptive practices and certain other laws applicable to mortgage lending; (ii) Wells Fargo shall submit to the FRB within 90 days of the Order a plan, acceptable to the FRB, for overseeing the implementation and modification of incentive compensation and performance management programs for sales, sales management and underwriting personnel with respect to mortgage lending within the Wells Fargo organization; (iii) Wells Fargo shall submit within 90 days of the Order a plan, acceptable to the FRB, for the remediation to borrowers who entered into loans with Wells Fargo Financial beginning January 1, 2004 through September 2008 where the loans were based on income documents that were altered or falsified by sales personnel; (iv) Wells Fargo shall submit within 90 days of the Order a plan, acceptable to the FRB, for the remediation to borrowers who received mortgage loans through Wells Fargo Financial at non-prime prices during the period from January 1, 2006 through September 2008 but whose mortgage loans may have qualified for prime pricing. In addition to these provisions to submit plans for compliance and compensation changes and for remediation payments to certain Wells Fargo Financial borrowers, the Order imposes a civil money penalty of $85 million on Wells Fargo.
     Other government agencies, including state attorneys general and the U.S. Department of Justice, continue to investigate various mortgage related practices of the Bank. These investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, and result in significant legal costs in responding to governmental investigations and additional litigation.
WACHOVIA EQUITY SECURITIES AND BONDS/NOTES LITIGATION The plaintiffs in the In re Wachovia Equity Securities Litigation and the Stichting Pensioenfords ABP, FC Holdings AB, Deka Investments GmbH and Forsta AP-Fonden cases have appealed the March 31, 2011 Decision and Order dismissing their cases.
     Wells Fargo and the plaintiffs have agreed in principle to settle the In re Wachovia Preferred Securities and Bond/Notes Litigation for $590 million. The proposed settlement is subject to Court approval. The proposed settlement amount has been reflected in Wells Fargo’s financial statements and will not have a material adverse effect on Wells Fargo’s consolidated financial position.
OUTLOOK The Company establishes a liability for contingent litigation losses when it determines that a potential loss is both probable and estimable. In addition, for significant matters, the Company determines a range of potential loss that is reasonably possible. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was $1.6 billion as of June 30, 2011. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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
     The following table presents the total notional or contractual amounts and fair values for derivatives, the fair values of derivatives designated as qualifying hedge contracts, which are used as asset/liability management hedges, and free-standing derivatives (economic hedges) not designated as hedging instruments that are recorded on the balance sheet in other assets or other liabilities. Customer accommodation, trading and other free-standing derivatives are recorded on the balance sheet at fair value in trading assets or other liabilities.

	June 30, 2011			December 31, 2010
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives

Qualifying hedge contracts
Interest rate contracts (1)	$96,071	6,495	1,556	110,314	7,126	1,614
Foreign exchange contracts	25,437	1,939	545	25,904	1,527	727

Total derivatives designated as qualifying hedging instruments		8,434	2,101		8,653	2,341

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	292,787	1,076	1,050	408,563	2,898	2,625
Equity contracts	-	-	-	176	-	46
Foreign exchange contracts	6,045	35	83	5,528	23	53
Credit contracts — protection purchased	145	4	-	396	80	-
Other derivatives	2,524	1	34	2,538	-	35

Subtotal		1,116	1,167		3,001	2,759

Customer accommodation, trading and other
free-standing derivatives:
Interest rate contracts	2,859,012	55,599	56,975	2,809,387	58,225	59,329
Commodity contracts	91,410	4,808	3,974	83,114	4,133	3,918
Equity contracts	71,179	3,691	3,846	73,278	3,272	3,450
Foreign exchange contracts	146,093	3,035	2,596	110,889	2,800	2,682
Credit contracts — protection sold	44,536	569	5,257	47,699	605	5,826
Credit contracts — protection purchased	42,371	4,074	526	44,776	4,661	588
Other derivatives	-	-	-	190	8	-

Subtotal		71,776	73,174		73,704	75,793

Total derivatives not designated as hedging instruments		72,892	74,341		76,705	78,552

Total derivatives before netting		81,326	76,442		85,358	80,893

Netting (3)		(58,561)	(65,082)		(63,469)	(70,009)

Total		$22,765	11,360		21,889	10,884

(1)	Notional amounts presented exclude $20.1 billion at June 30, 2011, and $20.9 billion at December 31, 2010, of basis swaps that are combined with receive fixed-rate/pay floating-rate swaps and designated as one hedging instrument.

(2)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS and other interests held.

(3)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements. The amount of cash collateral netted against derivative assets and liabilities was $6.1 billion and $12.6 billion, respectively, at June 30, 2011, and $5.5 billion and $12.1 billion, respectively, at December 31, 2010.

Note 12: Derivatives (continued)
Fair Value Hedges
We use interest rate swaps to convert certain of our fixed-rate long-term debt and CDs to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. In addition, we use interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale debt securities due to changes in interest rates, foreign currency rates, or both. The entire derivative gain or loss is included in the assessment of hedge effectiveness for all fair value hedge relationships, except for those involving foreign-currency denominated securities available for sale and long-term debt hedged with foreign currency forward derivatives for which the component of the derivative gain or loss related to the changes in the difference between the spot and forward price is excluded from the assessment of hedge effectiveness.
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
     The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

					Total net
	Interest rate		Foreign exchange		gains
	contracts hedging:		contracts hedging:		(losses)
	Securities		Securities		on fair
	available	Long-term	available	Long-term	value
(in millions)	for sale	debt	for sale	debt	hedges

Quarter ended June 30, 2011
Gains (losses) recorded in net interest income	$(107)	437	(3)	105	432

Gains (losses) recorded in noninterest income
Recognized on derivatives	(280)	736	11	515	982
Recognized on hedged item	279	(709)	(18)	(512)	(960)

Recognized on fair value hedges (ineffective portion) (1)	$(1)	27	(7)	3	22

Quarter ended June 30, 2010
Gains (losses) recorded in net interest income	$(94)	527	(1)	87	519

Gains (losses) recorded in noninterest income
Recognized on derivatives	(642)	1,744	70	(1,769)	(597)
Recognized on hedged item	650	(1,626)	(70)	1,778	732

Recognized on fair value hedges (ineffective portion) (1)	$8	118	-	9	135

Six months ended June 30, 2011
Gains (losses) recorded in net interest income	$(213)	851	(4)	195	829

Gains (losses) recorded in noninterest income
Recognized on derivatives	(111)	91	46	1,595	1,621
Recognized on hedged item	42	(87)	(51)	(1,629)	(1,725)

Recognized on fair value hedges (ineffective portion) (1)	$(69)	4	(5)	(34)	(104)

Six months ended June 30, 2010
Gains (losses) recorded in net interest income	$(188)	1,058	(2)	184	1,052

Gains (losses) recorded in noninterest income
Recognized on derivatives	(768)	2,276	189	(2,905)	(1,208)
Recognized on hedged item	785	(2,143)	(189)	2,932	1,385

Recognized on fair value hedges (ineffective portion) (1)	$17	133	-	27	177

(1)	The second quarter and first half of 2011 included $22 million and $30 million, respectively, and the second quarter and first half of 2010 included nil and $1 million, respectively, of gains (losses) on forward derivatives hedging foreign currency securities available for sale and long-term debt, representing the portion of derivatives gains (losses) excluded from the assessment of hedge effectiveness (time value).

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
     Based upon current interest rates, we estimate that $323 million of deferred net gains on derivatives in OCI at June 30, 2011, will be reclassified as earnings during the next twelve months, compared with $367 million at December 31, 2010. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years for both hedges of floating-rate debt and floating-rate commercial loans.
     The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Gains (losses) (after tax) recognized in OCI on derivatives	$(84)	190	(83)	349
Gains (pre tax) reclassified from cumulative OCI into net interest income	157	186	313	328
Gains (losses) (pre tax) recognized in noninterest income on derivatives (1)	-	(1)	(2)	6

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs measured at fair value, certain residential MHFS, derivative loan commitments and other interests held. The resulting gain or loss on these economic hedges is reflected in other income.
     The derivatives used to hedge these MSRs measured at fair value, which include swaps, swaptions, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative gains of $1.4 billion and $1.3 billion, respectively, in the second quarter and first half of 2011 and net derivative gains of $3.3 billion and $5.1 billion, respectively, in the same periods of 2010, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $359 million at June 30, 2011, and a net liability of $943 million at December 31, 2010. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative OCI (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
     Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as substantially all residential MHFS, is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For the fair value measurement of interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan. Fair value changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand can also cause changes in the value of the underlying loan value that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net liability of $48 million at June 30, 2011, and $271 million at December 31, 2010, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.
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

Note 12: Derivatives (continued)
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
      The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts (1)
Recognized in noninterest income:
Mortgage banking	$198	757	251	1,425
Other	(31)	(30)	(20)	(36)
Foreign exchange contracts (2)	(105)	69	(369)	145
Equity contracts (2)	(5)	-	(5)	-
Credit contracts (2)	(3)	(36)	(8)	(125)

Subtotal	54	760	(151)	1,409

Gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts (3)
Recognized in noninterest income:
Mortgage banking	759	1,644	1,159	2,547
Other	94	(154)	290	165
Commodity contracts (4)	116	13	101	33
Equity contracts (4)	639	495	477	449
Foreign exchange contracts (4)	125	148	307	266
Credit contracts (4)	91	(58)	44	(488)
Other (4)	(8)	(12)	(1)	(19)

Subtotal	1,816	2,076	2,377	2,953

Net gains recognized related to derivatives not designated as hedging instruments	$1,870	2,836	2,226	4,362

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.

(2)	Predominantly included in other noninterest income.

(3)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.

(4)	Predominantly included in net gains from trading activities in noninterest income.

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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Protection
			sold -	purchased	Net
			non-	with	protection	Other
	Fair value	Protection	investment	identical	sold	protection	Range of
(in millions)	liability	sold (A)	grade	underlyings (B)	(A) - (B)	purchased	maturities

June 30, 2011
Credit default swaps on:
Corporate bonds	$676	28,736	16,501	15,775	12,961	10,194	2011-2021
Structured products	3,826	5,499	5,015	4,765	734	2,383	2016-2056
Credit protection on:
Default swap index	15	3,440	1,094	2,425	1,015	1,146	2011-2017
Commercial mortgage- backed securities index	641	1,564	499	750	814	678	2049-2052
Asset-backed securities index	89	99	99	10	89	130	2037-2046
Loan deliverable credit default swaps	1	491	467	379	112	266	2012-2016
Other	9	4,707	4,412	134	4,573	3,328	2011-2056

Total credit derivatives	$5,257	44,536	28,087	24,238	20,298	18,125

December 31, 2010
Credit default swaps on:
Corporate bonds	$810	30,445	16,360	17,978	12,467	9,440	2011-2020
Structured products	4,145	5,825	5,246	4,948	877	2,482	2016-2056
Credit protection on:
Default swap index	12	2,700	909	2,167	533	1,106	2011-2017
Commercial mortgage-backed securities index	717	1,977	612	924	1,053	779	2049-2052
Asset-backed securities index	128	144	144	46	98	142	2037-2046
Loan deliverable credit default swaps	2	481	456	391	90	261	2011-2014
Other	12	6,127	5,348	41	6,086	2,745	2011-2056

Total credit derivatives	$5,826	47,699	29,075	26,495	21,204	16,955

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

Note 12: Derivatives (continued)

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt, based on certain major credit rating agencies indicated in the relevant contracts, were to fall below investment grade, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $13.9 billion at June 30, 2011, and $12.6 billion at December 31, 2010, respectively, for which we posted $12.8 billion and $12.0 billion, respectively, in collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2011, or December 31, 2010, we would have been required to post additional collateral of $1.5 billion or $1.0 billion, respectively, or potentially settle the contract in an amount equal to its fair value.
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
      For complete descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value, see Note 16 in our 2010 Form 10-K. There have been no material changes to our valuation methodologies in the first half of 2011.

Note 13: Fair Values of Assets and Liabilities (continued)

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

		Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

June 30, 2011
Trading assets (excluding derivatives)	$-	814	12	-	1,490	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	266	9,436	-
Securities of U.S. states and political subdivisions	-	16	-	-	17,549	-
Mortgage-backed securities	-	429	65	-	97,203	216
Other debt securities	-	609	6,457	-	16,475	234

Total debt securities	-	1,054	6,522	266	140,663	450
Total marketable equity securities	-	-	-	668	4,008	18

Total securities available for sale	-	1,054	6,522	934	144,671	468

Derivatives (trading and other assets)	-	53	2	-	658	3
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	50	1	753	2,402	1
Other liabilities	-	40	-	-	417	-

December 31, 2010
Trading assets (excluding derivatives)	$-	1,211	6	21	2,123	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	936	263	-
Securities of U.S. states and political subdivisions	-	15	-	-	14,055	-
Mortgage-backed securities	-	3	50	-	102,206	169
Other debt securities	-	201	4,133	-	14,376	606

Total debt securities	-	219	4,183	936	130,900	775
Total marketable equity securities	-	-	-	201	727	16

Total securities available for sale	-	219	4,183	1,137	131,627	791

Derivatives (trading and other assets)	-	15	44	-	740	8
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	-	46	-	841	-
Other liabilities	-	20	-	-	393	-

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting		Total

June 30, 2011
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$2,518	3,806	-	-		6,324
Securities of U.S. states and political subdivisions	-	1,976	135	-		2,111
Collateralized debt obligations (1)	-	-	1,801	-		1,801
Corporate debt securities	-	9,879	103	-		9,982
Mortgage-backed securities	-	9,962	223	-		10,185
Asset-backed securities	-	1,451	181	-		1,632
Equity securities	2,068	329	4	-		2,401

Total trading securities	4,586	27,403	2,447	-		34,436

Other trading assets	1,121	985	144	-		2,250

Total trading assets (excluding derivatives)	5,707	28,388	2,591	-		36,686

Securities of U.S. Treasury and federal agencies	934	9,589	-	-		10,523
Securities of U.S. states and political subdivisions	-	17,717	6,695	-		24,412
Mortgage-backed securities:
Federal agencies	-	78,338	-	-		78,338
Residential	-	18,354	6	-		18,360
Commercial	-	14,446	282	-		14,728

Total mortgage-backed securities	-	111,138	288	-		111,426

Corporate debt securities	43	11,337	517	-		11,897
Collateralized debt obligations (2)	-	-	7,232	-		7,232
Asset-backed securities:
Auto loans and leases	-	143	3,900	-		4,043
Home equity loans	-	1,344	76	-		1,420
Other asset-backed securities	-	7,981	2,629	-		10,610

Total asset-backed securities	-	9,468	6,605	-		16,073

Other debt securities	-	380	-	-		380

Total debt securities	977	159,629	21,337	-		181,943

Marketable equity securities:
Perpetual preferred securities (3)	895	704	1,545	-		3,144
Other marketable equity securities	1,066	109	36	-		1,211

Total marketable equity securities	1,961	813	1,581	-		4,355

Total securities available for sale	2,938	160,442	22,918	-		186,298

Mortgages held for sale	-	21,815	3,360	-		25,175
Loans held for sale	-	1,102	-	-		1,102
Loans	-	-	-	-		-
Mortgage servicing rights (residential)	-	-	14,778	-		14,778
Derivative assets:
Interest rate contracts	-	62,461	709	-		63,170
Commodity contracts	-	4,759	49	-		4,808
Equity contracts	538	2,435	718	-		3,691
Foreign exchange contracts	47	4,936	26	-		5,009
Credit contracts	-	1,912	2,735	-		4,647
Other derivative contracts	-	-	1	-		1

Netting	-	-	-	(58,561)	(4)	(58,561)

Total derivative assets (5)	585	76,503	4,238	(58,561)		22,765

Other assets	33	147	300	-		480

Total assets recorded at fair value	$9,263	288,397	48,185	(58,561)		287,284

Derivative liabilities:
Interest rate contracts	$(12)	(59,100)	(469)	-		(59,581)
Commodity contracts	-	(3,923)	(51)	-		(3,974)
Equity contracts	(258)	(2,684)	(904)	-		(3,846)
Foreign exchange contracts	(34)	(3,189)	(1)	-		(3,224)
Credit contracts	-	(1,943)	(3,840)	-		(5,783)
Other derivative contracts	-	-	(34)	-		(34)

Netting	-	-	-	65,082	(4)	65,082

Total derivative liabilities (6)	(304)	(70,839)	(5,299)	65,082		(11,360)

Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(4,885)	(1,144)	-	-		(6,029)
Corporate debt securities	-	(4,259)	-	-		(4,259)
Equity securities	(1,716)	(54)	-	-		(1,770)
Other securities	-	(100)	-	-		(100)

Total short sale liabilities	(6,601)	(5,557)	-	-		(12,158)

Other liabilities	-	(135)	(37)	-		(172)

Total liabilities recorded at fair value	$(6,905)	(76,531)	(5,336)	65,082		(23,690)

(1)	Includes collateralized loan obligations of $663 million that are classified as trading assets.

(2)	Includes collateralized loan obligations of $6.6 billion that are classified as securities available for sale.

(3)	Perpetual preferred securities are primarily ARS. See Note 7 for additional information.

(4)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

(5)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.

(6)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.
(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)
(continued from previous page)

(in millions)	Level 1	Level 2	Level 3	Netting		Total

December 31, 2010
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$1,340	3,335	-	-		4,675
Securities of U.S. states and political subdivisions	-	1,893	5	-		1,898
Collateralized debt obligations (1)	-	-	1,915	-		1,915
Corporate debt securities	-	10,164	166	-		10,330
Mortgage-backed securities	-	9,137	117	-		9,254
Asset-backed securities	-	1,811	366	-		2,177
Equity securities	2,143	625	34	-		2,802

Total trading securities	3,483	26,965	2,603	-		33,051

Other trading assets	816	987	136	-		1,939

Total trading assets (excluding derivatives)	4,299	27,952	2,739	-		34,990

Securities of U.S. Treasury and federal agencies	938	666	-	-		1,604
Securities of U.S. states and political subdivisions	-	14,090	4,564	-		18,654
Mortgage-backed securities:
Federal agencies	-	82,037	-	-		82,037
Residential	-	20,183	20	-		20,203
Commercial	-	13,337	217	-		13,554

Total mortgage-backed securities	-	115,557	237	-		115,794

Corporate debt securities	-	9,846	433	-		10,279
Collateralized debt obligations (2)	-	-	4,778	-		4,778
Asset-backed securities:
Auto loans and leases	-	223	6,133	-		6,356
Home equity loans	-	998	112	-		1,110
Other asset-backed securities	-	5,285	3,150	-		8,435

Total asset-backed securities	-	6,506	9,395	-		15,901

Other debt securities	-	370	85	-		455

Total debt securities	938	147,035	19,492	-		167,465

Marketable equity securities:
Perpetual preferred securities (3)	721	677	2,434	-		3,832
Other marketable equity securities	1,224	101	32	-		1,357

Total marketable equity securities	1,945	778	2,466	-		5,189

Total securities available for sale	2,883	147,813	21,958	-		172,654

Mortgages held for sale	-	44,226	3,305	-		47,531
Loans held for sale	-	873	-	-		873
Loans	-	-	309	-		309
Mortgage servicing rights (residential)	-	-	14,467	-		14,467
Derivative assets:
Interest rate contracts	-	67,380	869	-		68,249
Commodity contracts	-	4,133	-	-		4,133
Equity contracts	511	2,040	721	-		3,272
Foreign exchange contracts	42	4,257	51	-		4,350
Credit contracts	-	2,148	3,198	-		5,346
Other derivative contracts	8	-	-	-		8

Netting	-	-	-	(63,469	) (4)	(63,469)

Total derivative assets (5)	561	79,958	4,839	(63,469)		21,889

Other assets	38	45	314	-		397

Total assets recorded at fair value	$7,781	300,867	47,931	(63,469)		293,110

Derivative liabilities:
Interest rate contracts	$(7)	(62,769)	(792)	-		(63,568)
Commodity contracts	-	(3,917)	(1)	-		(3,918)
Equity contracts	(259)	(2,291)	(946)	-		(3,496)
Foreign exchange contracts	(69)	(3,351)	(42)	-		(3,462)
Credit contracts	-	(2,199)	(4,215)	-		(6,414)
Other derivative contracts	-	-	(35)	-		(35)

Netting	-	-	-	70,009	(4)	70,009

Total derivative liabilities (6)	(335)	(74,527)	(6,031)	70,009		(10,884)

Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(2,827)	(1,129)	-	-		(3,956)
Corporate debt securities	-	(3,798)	-	-		(3,798)
Equity securities	(1,701)	(178)	-	-		(1,879)
Other securities	-	(347)	-	-		(347)

Total short sale liabilities	(4,528)	(5,452)	-	-		(9,980)

Other liabilities	-	(36)	(344)	-		(380)

Total liabilities recorded at fair value	$(4,863)	(80,015)	(6,375)	70,009		(21,244)

(1)	Includes collateralized loan obligations of $671 million that are classified as trading assets.

(2)	Includes collateralized loan obligations of $4.2 billion that are classified as securities available for sale.

(3)	Perpetual preferred securities are primarily ARS. See Note 7 for additional information.

(4)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

(5)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.

(6)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2011, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in net

			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net	Level 3	Level 3	period	at period end (1)

Quarter ended June 30, 2011
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$130	3	-	2	-	-	135	-
Collateralized debt obligations	1,910	(10)	-	(88)	-	(11)	1,801	(33)
Corporate debt securities	97	1	-	5	-	-	103	1
Mortgage-backed securities	144	-	-	83	3	(7)	223	-
Asset-backed securities	252	27	-	(87)	-	(11)	181	30
Equity securities	32	1	-	(29)	-	-	4	(1)

Total trading securities	2,565	22	-	(114)	3	(29)	2,447	(3)

Other trading assets	144	1	-	(1)	-	-	144	9

Total trading assets (excluding derivatives)	2,709	23	-	(115)	3	(29)	2,591	6 (2)

Securities available for sale:
Securities of U.S. states and political subdivisions	5,030	3	(20)	1,682	-	-	6,695	(9)
Mortgage-backed securities:
Residential	10	(3)	2	(1)	1	(3)	6	(3)
Commercial	281	4	(12)	13	-	(4)	282	(2)

Total mortgage-backed securities	291	1	(10)	12	1	(7)	288	(5)

Corporate debt securities	494	37	29	(48)	5	-	517	-
Collateralized debt obligations	5,616	84	(12)	1,536	8	-	7,232	-
Asset-backed securities:
Auto loans and leases	4,244	1	4	(349)	-	-	3,900	-
Home equity loans	98	(5)	(5)	(1)	29	(40)	76	(9)
Other asset-backed securities	3,411	3	(7)	(259)	-	(519)	2,629	-

Total asset-backed securities	7,753	(1)	(8)	(609)	29	(559)	6,605	(9)

Total debt securities	19,184	124	(21)	2,573	43	(566)	21,337	(23) (3)

Marketable equity securities:
Perpetual preferred securities	1,989	71	(8)	(507)	-	-	1,545	-
Other marketable equity securities	35	-	1	-	-	-	36	-

Total marketable equity securities	2,024	71	(7)	(507)	-	-	1,581	- (4)

Total securities available for sale	21,208	195	(28)	2,066	43	(566)	22,918	(23)

Mortgages held for sale	3,314	41	-	4	77	(76)	3,360	40 (5)
Loans	98	3	-	(101)	-	-	-	-
Mortgage servicing rights	15,648	(1,610)	-	740	-	-	14,778	(1,075) (5)
Net derivative assets and liabilities:
Interest rate contracts	299	884	-	(944)	-	1	240	(147)
Commodity contracts	(3)	-	-	-	-	1	(2)	-
Equity contracts	(225)	46	-	5	(4)	(8)	(186)	6
Foreign exchange contracts	23	6	-	(4)	-	-	25	2
Credit contracts	(1,151)	128	-	(80)	-	(2)	(1,105)	(70)
Other derivative contracts	(18)	(16)	-	1	-	-	(33)	-

Total derivative contracts	(1,075)	1,048	-	(1,022)	(4)	(8)	(1,061)	(209) (6)

Other assets	311	6	-	(17)	-	-	300	8 (2)
Short sale liabilities (corporate debt securities)	(106)	-	-	106	-	-	-	3
Other liabilities (excluding derivatives)	(136)	-	-	99	-	-	(37)	-

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(2)	Included in trading activities and other noninterest income in the income statement.

(3)	Included in debt securities available for sale in the income statement.

(4)	Included in equity investments in the income statement.

(5)	Included in mortgage banking in the income statement.

(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.
(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)
(continued from previous page)
The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2011.

(in millions)	Purchases	Sales	Issuances	Settlements	Net

Quarter ended June 30, 2011
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$89	(86)	-	(1)	2
Collateralized debt obligations	159	(222)	-	(25)	(88)
Corporate debt securities	18	(16)	-	3	5
Mortgage-backed securities	224	(137)	-	(4)	83
Asset-backed securities	127	(218)	-	4	(87)
Equity securities	1	(18)	-	(12)	(29)

Total trading securities	618	(697)	-	(35)	(114)

Other trading assets	-	-	-	(1)	(1)

Total trading assets (excluding derivatives)	618	(697)	-	(36)	(115)

Securities available for sale:
Securities of U.S. states and political subdivisions	1,076	(5)	877	(266)	1,682
Mortgage-backed securities:
Residential	-	-	-	(1)	(1)
Commercial	17	-	-	(4)	13

Total mortgage-backed securities	17	-	-	(5)	12

Corporate debt securities	1	(35)	-	(14)	(48)
Collateralized debt obligations	1,870	-	-	(334)	1,536
Asset-backed securities:
Auto loans and leases	623	-	163	(1,135)	(349)
Home equity loans	-	-	-	(1)	(1)
Other asset-backed securities	171	(137)	372	(665)	(259)

Total asset-backed securities	794	(137)	535	(1,801)	(609)

Total debt securities	3,758	(177)	1,412	(2,420)	2,573

Marketable equity securities:
Perpetual preferred securities	-	-	-	(507)	(507)
Other marketable equity securities	-	-	-	-	-

Total marketable equity securities	-	-	-	(507)	(507)

Total securities available for sale	3,758	(177)	1,412	(2,927)	2,066

Mortgages held for sale	147	-	-	(143)	4
Loans	-	(99)	-	(2)	(101)
Mortgage servicing rights	-	-	740	-	740
Net derivative assets and liabilities:
Interest rate contracts	6	(1)	-	(949)	(944)
Commodity contracts	-	-	-	-	-
Equity contracts	21	(50)	-	34	5
Foreign exchange contracts	1	(1)	-	(4)	(4)
Credit contracts	2	(1)	-	(81)	(80)
Other derivative contracts	-	-	-	1	1

Total derivative contracts	30	(53)	-	(999)	(1,022)

Other assets	(11)	1	-	(7)	(17)
Short sale liabilities (corporate debt securities)	(1)	107	-	-	106
Other liabilities (excluding derivatives)	(1)	-	-	100	99

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in net

			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net	Level 3	Level 3	period	at period end (1)

Six months ended June 30, 2011
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$5	5	-	87	38	-	135	1
Collateralized debt obligations	1,915	3	-	(105)	-	(12)	1,801	(37)
Corporate debt securities	166	(1)	-	(62)	-	-	103	1
Mortgage-backed securities	117	5	-	101	7	(7)	223	-
Asset-backed securities	366	36	-	(100)	-	(121)	181	39
Equity securities	34	-	-	(31)	1	-	4	(3)

Total trading securities	2,603	48	-	(110)	46	(140)	2,447	1

Other trading assets	136	7	-	1	-	-	144	26

Total trading assets (excluding derivatives)	2,739	55	-	(109)	46	(140)	2,591	27 (2)

Securities available for sale:
Securities of U.S. states and political subdivisions	4,564	5	49	2,077	-	-	6,695	(7)
Mortgage-backed securities:
Residential	20	(3)	1	1	7	(20)	6	(4)
Commercial	217	(4)	58	15	-	(4)	282	(4)

Total mortgage-backed securities	237	(7)	59	16	7	(24)	288	(8)

Corporate debt securities	433	39	38	1	6	-	517	-
Collateralized debt obligations	4,778	137	141	2,168	8	-	7,232	-
Asset-backed securities:
Auto loans and leases	6,133	2	(35)	(2,200)	-	-	3,900	-
Home equity loans	112	(3)	(4)	(2)	39	(66)	76	(10)
Other asset-backed securities	3,150	(2)	48	(97)	49	(519)	2,629	-

Total asset-backed securities	9,395	(3)	9	(2,299)	88	(585)	6,605	(10)

Other debt securities	85	-	-	(85)	-	-	-	-

Total debt securities	19,492	171	296	1,878	109	(609)	21,337	(25) (3)

Marketable equity securities:
Perpetual preferred securities	2,434	139	(2)	(1,026)	-	-	1,545	-
Other marketable equity securities	32	-	1	3	-	-	36	-

Total marketable equity securities	2,466	139	(1)	(1,023)	-	-	1,581	- (4)

Total securities available for sale	21,958	310	295	855	109	(609)	22,918	(25)

Mortgages held for sale	3,305	9	-	46	149	(149)	3,360	13 (5)
Loans	309	13	-	(322)	-	-	-	-
Mortgage servicing rights	14,467	(1,691)	-	2,002	-	-	14,778	(576) (5)
Net derivative assets and liabilities:
Interest rate contracts	77	1,290	-	(1,129)	1	1	240	(197)
Commodity contracts	(1)	-	-	1	(3)	1	(2)	-
Equity contracts	(225)	46	-	11	(4)	(14)	(186)	35
Foreign exchange contracts	9	27	-	(11)	-	-	25	12
Credit contracts	(1,017)	42	-	(128)	-	(2)	(1,105)	(99)
Other derivative contracts	(35)	1	-	1	-	-	(33)	-

Total derivative contracts	(1,192)	1,406	-	(1,255)	(6)	(14)	(1,061)	(249) (6)

Other assets	314	8	-	(22)	-	-	300	9 (2)
Short sale liabilities (corporate debt securities)	-	1	-	(1)	-	-	-	1
Other liabilities (excluding derivatives)	(344)	(9)	-	316	-	-	(37)	-

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(2)	Included in trading activities and other noninterest income in the income statement.

(3)	Included in debt securities available for sale in the income statement.

(4)	Included in equity investments in the income statement.

(5)	Included in mortgage banking in the income statement.

(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.
(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)
(continued from previous page)
The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011.

(in millions)	Purchases	Sales	Issuances	Settlements	Net

Six months ended June 30, 2011
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$186	(98)	-	(1)	87
Collateralized debt obligations	524	(588)	-	(41)	(105)
Corporate debt securities	31	(96)	-	3	(62)
Mortgage-backed securities	569	(464)	-	(4)	101
Asset-backed securities	372	(461)	-	(11)	(100)
Equity securities	6	(25)	-	(12)	(31)

Total trading securities	1,688	(1,732)	-	(66)	(110)

Other trading assets	2	-	-	(1)	1

Total trading assets (excluding derivatives)	1,690	(1,732)	-	(67)	(109)

Securities available for sale:
Securities of U.S. states and political subdivisions	1,633	1	877	(434)	2,077
Mortgage-backed securities:
Residential	4	-	-	(3)	1
Commercial	21	-	-	(6)	15

Total mortgage-backed securities	25	-	-	(9)	16

Corporate debt securities	96	(35)	-	(60)	1
Collateralized debt obligations	2,735	(20)	-	(547)	2,168
Asset-backed securities:
Auto loans and leases	989	-	163	(3,352)	(2,200)
Home equity loans	-	-	-	(2)	(2)
Other asset-backed securities	968	(154)	372	(1,283)	(97)

Total asset-backed securities	1,957	(154)	535	(4,637)	(2,299)

Other debt securities	-	(85)	-	-	(85)

Total debt securities	6,446	(293)	1,412	(5,687)	1,878

Marketable equity securities:
Perpetual preferred securities	1	-	-	(1,027)	(1,026)
Other marketable equity securities	3	-	-	-	3

Total marketable equity securities	4	-	-	(1,027)	(1,023)

Total securities available for sale	6,450	(293)	1,412	(6,714)	855

Mortgages held for sale	366	-	-	(320)	46
Loans	-	(309)	-	(13)	(322)
Mortgage servicing rights	-	-	2,002	-	2,002
Net derivative assets and liabilities:
Interest rate contracts	6	-	-	(1,135)	(1,129)
Commodity contracts	-	-	-	1	1
Equity contracts	70	(174)	-	115	11
Foreign exchange contracts	3	(3)	-	(11)	(11)
Credit contracts	3	(2)	-	(129)	(128)
Other derivative contracts	-	-	-	1	1

Total derivative contracts	82	(179)	-	(1,158)	(1,255)

Other assets	(11)	-	-	(11)	(22)
Short sale liabilities (corporate debt securities)	(115)	114	-	-	(1)
Other liabilities (excluding derivatives)	(1)	-	-	317	316

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2010, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in net
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net	Level 3	Level 3	period	at period end (1)

Quarter ended June 30, 2010
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$12	5	-	(5)	-	-	12	6
Collateralized debt obligations	1,889	31	-	(153)	-	-	1,767	2
Corporate debt securities	276	6	-	22	-	(139)	165	22
Mortgage-backed securities	141	7	-	(37)	-	-	111	2
Asset-backed securities	249	13	-	(43)	-	-	219	2
Equity securities	67	1	-	(16)	-	-	52	-

Total trading securities	2,634	63	-	(232)	-	(139)	2,326	34

Other trading assets	174	(21)	-	(4)	-	-	149	6

Total trading assets (excluding derivatives)	2,808	42	-	(236)	-	(139)	2,475	40	(2)

Securities available for sale:
Securities of U.S. states and political subdivisions	2,871	3	32	(170)	-	-	2,736	4
Mortgage-backed securities:
Residential	406	-	(22)	26	82	(139)	353	-
Commercial	503	(17)	368	(8)	128	(77)	897	-

Total mortgage-backed securities	909	(17)	346	18	210	(216)	1,250	-

Corporate debt securities	503	3	(2)	(44)	28	(108)	380	-
Collateralized debt obligations	3,851	40	(114)	254	-	-	4,031	(5)
Asset-backed securities:
Auto loans and leases	7,587	-	(56)	(428)	1	-	7,104	-
Home equity loans	107	1	5	(1)	98	(16)	194	(2)
Other asset-backed securities	2,190	(6)	(39)	1,540	-	(344)	3,341	(1)

Total asset-backed securities	9,884	(5)	(90)	1,111	99	(360)	10,639	(3)

Other debt securities	79	-	2	7	-	-	88	-

Total debt securities	18,097	24	174	1,176	337	(684)	19,124	(4)	(3)

Marketable equity securities:
Perpetual preferred securities	2,967	58	(14)	(381)	-	(1)	2,629	-
Other marketable equity securities	12	-	-	15	-	(11)	16	-

Total marketable equity securities	2,979	58	(14)	(366)	-	(12)	2,645	-	(4)

Total securities available for sale	21,076	82	160	810	337	(696)	21,769	(4)

Mortgages held for sale	3,338	(17)	-	(89)	104	(76)	3,260	(16)	(5)
Loans	371	8	-	(12)	-	-	367	7	(5)
Mortgage servicing rights	15,544	(3,237)	-	944	-	-	13,251	(2,661)	(5)
Net derivative assets and liabilities:
Interest rate contracts	257	1,685	-	(1,299)	-	-	643	407
Equity contracts	(281)	(87)	-	122	30	(16)	(232)	-
Foreign exchange contracts	4	(8)	-	2	-	-	(2)	-
Credit contracts	(758)	(202)	-	(33)	-	-	(993)	(178)
Other derivative contracts	(30)	(78)	-	5	-	-	(103)	-

Total derivative contracts	(808)	1,310	-	(1,203)	30	(16)	(687)	229	(6)

Other assets	377	2	-	(19)	-	-	360	(6)	(2)
Short sale liabilities (corporate debt securities)	(65)	1	-	(5)	-	65	(4)	-
Other liabilities (excluding derivatives) (7)	(376)	(18)	-	6	-	-	(388)	(18)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(2)	Included in trading activities and other noninterest income in the income statement.

(3)	Included in debt securities available for sale in the income statement.

(4)	Included in equity investments in the income statement.

(5)	Included in mortgage banking in the income statement.

(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(7)	Balances have been revised to conform with current period presentation.

Note 13: Fair Values of Assets and Liabilities (continued)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2010, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in net
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net	Level 3	Level 3	period	at period end (1)

Six months ended June 30, 2010
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$5	7	-	(9)	9	-	12	7
Collateralized debt obligations	1,133	382	-	252	-	-	1,767	16
Corporate debt securities	223	13	-	62	9	(142)	165	23
Mortgage-backed securities	146	9	-	79	-	(123)	111	2
Asset-backed securities	497	25	-	(233)	1	(71)	219	10
Equity securities	36	2	-	12	2	-	52	-

Total trading securities	2,040	438	-	163	21	(336)	2,326	58

Other trading assets	271	(36)	-	(4)	-	(82)	149	(11)

Total trading assets (excluding derivatives)	2,311	402	-	159	21	(418)	2,475	47 (2)

Securities available for sale:
Securities of U.S. states and political subdivisions	818	4	94	1,798	28	(6)	2,736	4
Mortgage-backed securities:
Residential	1,084	(7)	(15)	(14)	266	(961)	353	(4)
Commercial	1,799	(17)	373	(7)	187	(1,438)	897	(4)

Total mortgage-backed securities	2,883	(24)	358	(21)	453	(2,399)	1,250	(8)

Corporate debt securities	367	4	42	(50)	166	(149)	380	-
Collateralized debt obligations	3,725	79	(38)	477	-	(212)	4,031	(10)
Asset-backed securities:
Auto loans and leases	8,525	-	(123)	(1,477)	179	-	7,104	-
Home equity loans	1,677	-	12	(2)	113	(1,606)	194	(5)
Other asset-backed securities	2,308	48	(82)	1,403	679	(1,015)	3,341	(2)

Total asset-backed securities	12,510	48	(193)	(76)	971	(2,621)	10,639	(7)

Other debt securities	77	-	(1)	12	-	-	88	-

Total debt securities	20,380	111	262	2,140	1,618	(5,387)	19,124	(21) (3)

Marketable equity securities:
Perpetual preferred securities	2,305	66	(26)	297	-	(13)	2,629	-
Other marketable equity securities	88	-	-	(38)	-	(34)	16	-

Total marketable equity securities	2,393	66	(26)	259	-	(47)	2,645	- (4)

Total securities available for sale	22,773	177	236	2,399	1,618	(5,434)	21,769	(21)

Mortgages held for sale	3,523	(15)	-	(251)	203	(200)	3,260	(17) (5)
Loans	-	52	-	(51)	366	-	367	52 (5)
Mortgage servicing rights	16,004	(4,633)	-	1,998	-	(118)	13,251	(3,438) (5)
Net derivative assets and liabilities:
Interest rate contracts	(114)	2,673	-	(1,916)	-	-	643	426
Equity contracts	(344)	(7)	-	142	2	(25)	(232)	29
Foreign exchange contracts	(1)	(3)	-	2	-	-	(2)	-
Credit contracts	(330)	(692)	-	23	6	-	(993)	(671)
Other derivative contracts	(43)	(65)	-	5	-	-	(103)	-

Total derivative contracts	(832)	1,906	-	(1,744)	8	(25)	(687)	(216) (6)

Other assets	1,373	25	-	(49)	-	(989)	360	(12) (2)
Short sale liabilities (corporate debt securities)	(26)	(1)	-	(42)	-	65	(4)	-
Other liabilities (excluding derivatives) (7)	(10)	(54)	-	35	(359)	-	(388)	(55)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(2)	Included in trading activities and other noninterest income in the income statement.

(3)	Included in debt securities available for sale in the income statement.

(4)	Included in equity investments in the income statement.

(5)	Included in mortgage banking in the income statement.

(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(7)	Balances have been revised to conform with current period presentation.

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
     We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. For the first half of 2011, there were no significant transfers between Levels 1 and 2. We transferred $609 million of debt securities available for sale from Level 3 to Level 2 due to an increase in the volume of trading activity for certain securities, which resulted in increased occurrences of observable market prices.
     Significant changes to Level 3 assets for the first half of 2010, are described as follows:
•	We adopted new consolidation accounting guidance, which impacted Level 3 balances for certain financial instruments. Reductions in Level 3 balances, which represent derecognition of existing investments in newly consolidated VIEs, are reflected as transfers out for the following categories: trading assets, $276 million; securities available for sale, $1.9 billion; and mortgage servicing rights, $118 million. Increases in Level 3 balances, which represent newly consolidated VIE assets, are reflected as transfers in for the following categories: securities available for sale, $829 million; loans, $366 million; and long-term debt, $359 million.

•	We transferred $3.5 billion of debt securities available for sale from Level 3 to Level 2 due to an increase in the volume of trading activity for certain securities.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first half of 2011, and year ended December 31, 2010, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets or portfolios at period end.

			June 30, 2011				December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Mortgages held for sale (1)	$-	2,029	916	2,945	-	2,000	891	2,891
Loans held for sale	-	118	-	118	-	352	-	352
Loans:
Commercial	-	1,129	29	1,158	-	2,480	67	2,547
Consumer	-	3,595	10	3,605	-	5,870	18	5,888

Total loans (2)	-	4,724	39	4,763	-	8,350	85	8,435

Mortgage servicing rights (amortized)	-	-	123	123	-	-	104	104
Other assets (3)	-	548	77	625	-	765	82	847

(1)	Predominantly real estate 1-4 family first mortgage loans measured at LOCOM.

(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Includes the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement.

	Six months ended June 30,
(in millions)	2011	2010

Mortgages held for sale	$8	23
Loans held for sale	-	9
Loans:
Commercial (1)	(684)	(1,809)
Consumer (2)	(2,929)	(5,118)

Total loans	(3,613)	(6,927)

Mortgage servicing rights (amortized)	(7)	-
Other assets (3)	(164)	(144)

Total	$(3,776)	(7,039)

(1)	Prior period amount has been revised to correct previously reported amounts.

(2)	Represents write-downs of loans based on the appraised value of the collateral. Prior period amount has been revised to conform with current period presentation.

(3)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

				Redemption
	Fair	Unfunded	Redemption	notice
(in millions)	value	commitments	frequency	period

June 30, 2011
Offshore funds	$1,739	-	Daily - Annually	1 - 180 days
Funds of funds	4	-	Monthly - Quarterly	10 - 90 days
Hedge funds	26	-	Quarterly - Annually	60 - 90 days
Private equity funds	1,060	285	N/A	N/A
Venture capital funds	89	32	N/A	N/A

Total	$2,918	317

December 31, 2010
Offshore funds	$1,665	-	Daily - Annually	1 - 180 days
Funds of funds	63	-	Monthly - Quarterly	10 - 90 days
Hedge funds	23	-	Monthly - Annually	30 - 120 days
Private equity funds	1,830	669	N/A	N/A
Venture capital funds	88	36	N/A	N/A

Total	$3,669	705

N/A — Not applicable

     Offshore funds primarily invest in investment grade European fixed-income securities. Redemption restrictions are in place for investments with a fair value of $74 million at both June 30, 2011, and December 31, 2010, due to lock-up provisions that will remain in effect until November 2013.
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

	June 30, 2011			Dec. 31, 2010
			Fair value			Fair value
			carrying			carrying
			amount			amount
			less			less
	Fair value	Aggregate	aggregate	Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid	carrying	unpaid	unpaid
(in millions)	amount	principal	principal	amount	principal	principal

Mortgages held for sale:
Total loans	$25,175	25,174	1 (1)	47,531	47,818	(287) (1)
Nonaccrual loans	261	549	(288)	325	662	(337)
Loans 90 days or more past due and still accruing	32	41	(9)	38	47	(9)
Loans held for sale:
Total loans	1,102	1,123	(21)	873	897	(24)
Nonaccrual loans	16	22	(6)	1	7	(6)
Loans:
Total loans	-	-	- (2)	309	348	(39)
Nonaccrual loans	-	-	-	13	16	(3)
Loans 90 days or more past due and still accruing	-	-	-	2	2	-
Long-term debt	-	-	- (2)	306	353	(47)

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

(2)	The quarter-end balance sheet amounts have been reduced to zero due to deconsolidations of nonconforming residential mortgage loan securitizations in second quarter 2011. There was related income in 2011 prior to the deconsolidations.

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

	2011		2010

	Mortgage banking		Mortgage banking
	noninterest income		noninterest income
	Net gains (losses) on	Other	Net gains (losses) on	Other
	mortgage loan origination/	noninterest	mortgage loan origination/	noninterest
(in millions)	sales activities	income	sales activities	income

Quarter ended June 30,
Mortgages held for sale	$1,199	-	1,769	-
Loans held for sale	-	12	-	3
Loans	3	-	8	-
Long-term debt	(1)	-	(8)	-
Other interests held	-	14	-	(6)

Six months ended June 30,
Mortgages held for sale	$1,857	-	3,231	-
Loans held for sale	-	21	-	17
Loans	13	-	52	-
Long-term debt	(11)	-	(45)	-
Other interests held	-	24	-	(46)

     The following table shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$(12)	(25)	(71)	(47)
Loans held for sale	12	3	21	17

Total	$-	(22)	(50)	(30)

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

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in millions)	amount	fair value	amount	fair value

Financial assets
Mortgages held for sale (1)	$6,079	6,079	4,232	4,234
Loans held for sale (2)	410	422	417	441
Loans, net (3)	718,226	708,566	721,016	710,147
Nonmarketable equity investments (cost method)	8,029	8,540	8,494	8,814
Financial liabilities
Deposits	853,635	855,262	847,942	849,642
Long-term debt (3)(4)	142,729	145,943	156,651	159,996

(1)	Balance excludes MHFS for which the fair value option was elected.

(2)	Balance excludes LHFS for which the fair value option was elected.

(3)	Loans exclude lease financing with a carrying amount of $12.9 billion at June 30, 2011, and $13.1 billion at December 31, 2010.

(4)	The carrying amount and fair value exclude obligations under capital leases of $143 million at June 30, 2011, and $26 million at December 31, 2010.

     Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $581 million at June 30, 2011, and $673 million at December 31, 2010.

Note 14: Preferred Stock

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Our total issued and outstanding preferred stock includes Dividend Equalization Preferred (DEP) shares and Series I, J, K and L, which are presented in the following tables, and Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock, which are presented in the table on the following page.

	June 30, 2011 and December 31, 2010
	Liquidation	Shares
	preference	authorized
	per share	and designated

DEP Shares
Dividend Equalization Preferred Shares	$10	97,000

Series A
Non-Cumulative Perpetual
Preferred Stock	100,000	25,001

Series B
Non-Cumulative Perpetual
Preferred Stock	100,000	17,501

Series G
7.25% Class A Preferred Stock	15,000	50,000

Series H
Floating Class A Preferred Stock	20,000	50,000

Series I
5.80% Fixed to Floating Class A
Preferred Stock	100,000	25,010

Series J
8.00% Non-Cumulative Perpetual
Class A Preferred Stock	1,000	2,300,000

Series K
7.98% Fixed-to-Floating Non-Cumulative
Perpetual Class A Preferred Stock	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual
Convertible Class A Preferred Stock	1,000	4,025,000

Total		10,089,512

	June 30, 2011				December 31, 2010

	Shares				Shares
	issued and		Carrying		issued and		Carrying
(in millions, except shares)	outstanding	Par value	value	Discount	outstanding	Par value	value	Discount

DEP Shares
Dividend Equalization Preferred Shares	96,546	$-	-	-	96,546	$-	-	-

Series I (1)
5.80% Fixed to Floating Class A Preferred Stock	25,010	2,501	2,501	-	-	-	-	-

Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155

Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476

Series L (1)
7.50% Non-Cumulative Perpetual
Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768

Total	9,591,931	$11,971	10,572	1,399	9,566,921	$9,470	8,071	1,399

(1)	Preferred shares qualify as Tier 1 capital.

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

	Shares issued and outstanding		Carrying value		Adjustable
	June 30,	December 31,	June 30,	December 31,	dividend rate
(in millions, except shares)	2011	2010	2011	2010	Minimum	Maximum

ESOP Preferred Stock
$1,000 liquidation preference per share
2011	560,186	-	$560	-	9.00%	10.00
2010	274,761	287,161	275	287	9.50	10.50
2008	102,004	104,854	102	105	10.50	11.50
2007	81,204	82,994	81	83	10.75	11.75
2006	57,372	58,632	58	59	10.75	11.75
2005	39,992	40,892	40	41	9.75	10.75
2004	26,215	26,815	26	27	8.50	9.50
2003	13,286	13,591	13	13	8.50	9.50
2002	3,363	3,443	3	3	10.50	11.50

Total ESOP Preferred Stock (1)	1,158,383	618,382	$1,158	618

Unearned ESOP shares (2)			$(1,249)	(663)

(1)	At June 30, 2011, and December 31, 2010, additional paid-in capital included $91 million and $45 million, respectively, related to preferred stock.

(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 15: Employee Benefits

We sponsor a noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of
Wells Fargo; the benefits earned under the Cash Balance Plan were frozen effective July 1, 2009.
     The net periodic benefit cost was:

	2011			2010

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended June 30,
Service cost	$2	-	4	2	-	3
Interest cost	130	8	18	138	9	19
Expected return on plan assets	(190)	-	(11)	(179)	-	(7)
Amortization of net actuarial loss	22	2	-	26	1	-
Amortization of prior service credit	-	-	(1)	-	-	(1)
Settlement	1	-	-	-	-	-

Net periodic benefit cost (income)	$(35)	10	10	(13)	10	14

Six months ended June 30,
Service cost	$3	-	7	3	-	6
Interest cost	260	17	36	277	18	39
Expected return on plan assets	(379)	-	(21)	(358)	-	(14)
Amortization of net actuarial loss	43	4	-	52	2	-
Amortization of prior service credit	-	-	(2)	-	-	(2)
Settlement	3	-	-	-	-	-

Net periodic benefit cost (income)	$(70)	21	20	(26)	20	29

Note 16: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2011	2010	2011	2010

Wells Fargo net income	$3,948	3,062	7,707	5,609
Less: Preferred stock dividends and other (1)	220	184	409	359

Wells Fargo net income applicable to common stock (numerator)	$3,728	2,878	7,298	5,250

Earnings per common share
Average common shares outstanding (denominator)	5,286.5	5,219.7	5,282.7	5,205.1
Per share	$0.70	0.55	1.38	1.01

Diluted earnings per common share
Average common shares outstanding	5,286.5	5,219.7	5,282.7	5,205.1
Add: Stock Options	24.7	32.9	28.8	32.1
Restricted share rights	20.5	8.2	18.4	5.8

Diluted average common shares outstanding (denominator)	5,331.7	5,260.8	5,329.9	5,243.0

Per share	$0.70	0.55	1.37	1.00

(1)	Includes preferred stock dividends of $220 million and $185 million for second quarter 2011 and 2010 and $404 million and $369 million for the first half of 2011 and 2010, respectively.

     The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares

	Quarter ended June 30,		Six months ended June 30,

(in millions)	2011	2010	2011	2010

Options	175.0	156.0	147.7	187.0
Warrants	39.4	78.6	39.4	94.4

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

						Wealth,
						Brokerage
(income/expense in millions,		Community Banking		Wholesale Banking		and Retirement		Other (1)		Consolidated Company

average balances in billions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Quarter ended June 30,
Net interest income (2)	$7,359	8,063	2,968	3,028	691	684	(340)	(326)	10,678	11,449
Provision for credit losses	1,927	3,348	(97)	635	61	81	(53)	(75)	1,838	3,989
Noninterest income	5,208	5,543	2,663	2,746	2,395	2,183	(558)	(527)	9,708	9,945
Noninterest expense	7,418	7,678	2,766	2,873	2,487	2,350	(196)	(155)	12,475	12,746

Income (loss) before income
tax expense (benefit)	3,222	2,580	2,962	2,266	538	436	(649)	(623)	6,073	4,659
Income tax expense (benefit)	1,031	783	1,012	803	204	165	(246)	(237)	2,001	1,514

Net income (loss) before
noncontrolling interests	2,191	1,797	1,950	1,463	334	271	(403)	(386)	4,072	3,145
Less: Net income from
noncontrolling interests	104	81	19	1	1	1	-	-	124	83

Net income (loss) (3)	$2,087	1,716	1,931	1,462	333	270	(403)	(386)	3,948	3,062

Average loans	$498.2	534.3	243.1	228.2	43.5	42.6	(33.5)	(32.6)	751.3	772.5
Average assets	752.5	771.3	415.7	369.5	147.7	141.0	(65.0)	(57.6)	1,250.9	1,224.2
Average core deposits	552.0	532.6	190.6	162.3	126.0	121.5	(61.1)	(54.6)	807.5	761.8

Six months ended June 30,
Net interest income (2)	$14,902	16,316	5,723	5,582	1,387	1,348	(683)	(650)	21,329	22,596
Provision for credit losses	3,992	7,867	37	1,445	102	144	(83)	(137)	4,048	9,319
Noninterest income	10,302	11,254	5,368	5,615	4,849	4,429	(1,133)	(1,052)	19,386	20,246
Noninterest expense	15,023	14,883	5,566	5,558	5,046	4,740	(427)	(318)	25,208	24,863

Income (loss) before income
tax expense (benefit)	6,189	4,820	5,488	4,194	1,088	893	(1,306)	(1,247)	11,459	8,660
Income tax expense (benefit)	1,773	1,560	1,884	1,491	412	338	(496)	(474)	3,573	2,915

Net income (loss) before
noncontrolling interests	4,416	3,260	3,604	2,703	676	555	(810)	(773)	7,886	5,745
Less: Net income from
noncontrolling interests	154	129	21	4	4	3	-	-	179	136

Net income (loss) (3)	$4,262	3,131	3,583	2,699	672	552	(810)	(773)	7,707	5,609

Average loans	$504.0	542.3	238.9	232.6	43.1	43.2	(33.3)	(33.2)	752.7	784.9
Average assets	756.2	774.0	407.7	369.5	147.1	139.4	(64.9)	(57.8)	1,246.1	1,225.1
Average core deposits	550.1	532.0	187.7	162.0	125.7	121.3	(61.3)	(54.8)	802.2	760.5

(1)	Includes Wachovia integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing services and products for wealth management customers provided in Community Banking stores.

(2)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.

(3)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.

Note 18: Condensed Consolidating Financial Statements

Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its owned
subsidiaries (WFFI).
Condensed Consolidating Statement of Income

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Quarter ended June 30, 2011
Dividends from subsidiaries:
Bank	$3,103	-	-	(3,103)	-
Nonbank	88	-	-	(88)	-
Interest income from loans	-	551	8,886	(76)	9,361
Interest income from subsidiaries	235	-	-	(235)	-
Other interest income	57	28	2,938	-	3,023

Total interest income	3,483	579	11,824	(3,502)	12,384

Deposits	-	-	594	-	594
Short-term borrowings	60	16	124	(180)	20
Long-term debt	639	142	359	(131)	1,009
Other interest expense	2	-	81	-	83

Total interest expense	701	158	1,158	(311)	1,706

Net interest income	2,782	421	10,666	(3,191)	10,678
Provision for credit losses	-	180	1,658	-	1,838

Net interest income after provision for credit losses	2,782	241	9,008	(3,191)	8,840

Noninterest income
Fee income — nonaffiliates	-	24	6,020	-	6,044
Other	87	26	3,709	(158)	3,664

Total noninterest income	87	50	9,729	(158)	9,708

Noninterest expense
Salaries and benefits	(165)	23	7,061	-	6,919
Other	(218)	155	5,777	(158)	5,556

Total noninterest expense	(383)	178	12,838	(158)	12,475

Income (loss) before income tax expense (benefit) and
equity in undistributed income of subsidiaries	3,252	113	5,899	(3,191)	6,073
Income tax expense (benefit)	(30)	26	2,005	-	2,001
Equity in undistributed income of subsidiaries	666	-	-	(666)	-

Net income (loss) before noncontrolling interests	3,948	87	3,894	(3,857)	4,072
Less: Net income from noncontrolling interests	-	-	124	-	124

Parent, WFFI, Other and Wells Fargo net income (loss)	$3,948	87	3,770	(3,857)	3,948

Quarter ended June 30, 2010
Dividends from subsidiaries:
Bank	$5,975	-	-	(5,975)	-
Nonbank	15	-	-	(15)	-
Interest income from loans	-	693	9,622	(38)	10,277
Interest income from subsidiaries	302	-	9	(311)	-
Other interest income	86	30	3,079	-	3,195

Total interest income	6,378	723	12,710	(6,339)	13,472

Deposits	-	-	714	-	714
Short-term borrowings	21	11	93	(104)	21
Long-term debt	729	260	489	(245)	1,233
Other interest expense	1	-	54	-	55

Total interest expense	751	271	1,350	(349)	2,023

Net interest income	5,627	452	11,360	(5,990)	11,449
Provision for credit losses	-	198	3,791	-	3,989

Net interest income after provision for credit losses	5,627	254	7,569	(5,990)	7,460

Noninterest income
Fee income — nonaffiliates	-	26	6,027	-	6,053
Other	171	29	3,880	(188)	3,892

Total noninterest income	171	55	9,907	(188)	9,945

Noninterest expense
Salaries and benefits	(17)	26	6,843	-	6,852
Other	207	210	5,665	(188)	5,894

Total noninterest expense	190	236	12,508	(188)	12,746

Income (loss) before income tax expense (benefit) and
equity in undistributed income of subsidiaries	5,608	73	4,968	(5,990)	4,659
Income tax expense (benefit)	(118)	26	1,606	-	1,514
Equity in undistributed income of subsidiaries	(2,664)	-	-	2,664	-

Net income (loss) before noncontrolling interests	3,062	47	3,362	(3,326)	3,145
Less: Net income from noncontrolling interests	-	-	83	-	83

Parent, WFFI, Other and Wells Fargo net income (loss)	$3,062	47	3,279	(3,326)	3,062

Condensed Consolidating Statements of Income

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Six months ended June 30, 2011
Dividends from subsidiaries:
Bank	$4,695	-	-	(4,695)	-
Nonbank	88	-	-	(88)	-
Interest income from loans	-	1,129	17,818	(199)	18,748
Interest income from subsidiaries	543	-	-	(543)	-
Other interest income	105	57	5,946	-	6,108

Total interest income	5,431	1,186	23,764	(5,525)	24,856

Deposits	-	-	1,209	-	1,209
Short-term borrowings	165	31	311	(461)	46
Long-term debt	1,333	309	752	(281)	2,113
Other interest expense	3	-	156	-	159

Total interest expense	1,501	340	2,428	(742)	3,527

Net interest income	3,930	846	21,336	(4,783)	21,329
Provision for credit losses	-	427	3,621	-	4,048

Net interest income after provision for credit losses	3,930	419	17,715	(4,783)	17,281

Noninterest income
Fee income — nonaffiliates	-	52	11,866	-	11,918
Other	84	50	7,648	(314)	7,468

Total noninterest income	84	102	19,514	(314)	19,386

Noninterest expense
Salaries and benefits	25	50	14,037	-	14,112
Other	(65)	300	11,175	(314)	11,096

Total noninterest expense	(40)	350	25,212	(314)	25,208

Income (loss) before income tax expense (benefit) and
equity in undistributed income of subsidiaries	4,054	171	12,017	(4,783)	11,459
Income tax expense (benefit)	(464)	41	3,996	-	3,573
Equity in undistributed income of subsidiaries	3,189	-	-	(3,189)	-

Net income (loss) before noncontrolling interests	7,707	130	8,021	(7,972)	7,886
Less: Net income from noncontrolling interests	-	-	179	-	179

Parent, WFFI, Other and Wells Fargo net income (loss)	$7,707	130	7,842	(7,972)	7,707

Six months ended June 30, 2010
Dividends from subsidiaries:
Bank	$5,975	-	-	(5,975)	-
Nonbank	21	-	-	(21)	-
Interest income from loans	-	1,419	18,972	(76)	20,315
Interest income from subsidiaries	650	-	9	(659)	-
Other interest income	164	60	6,158	-	6,382

Total interest income	6,810	1,479	25,139	(6,731)	26,697

Deposits	-	-	1,449	-	1,449
Short-term borrowings	44	20	187	(212)	39
Long-term debt	1,447	547	1,038	(523)	2,509
Other interest expense	1	-	103	-	104

Total interest expense	1,492	567	2,777	(735)	4,101

Net interest income	5,318	912	22,362	(5,996)	22,596
Provision for credit losses	-	519	8,800	-	9,319

Net interest income after provision for credit losses	5,318	393	13,562	(5,996)	13,277

Noninterest income
Fee income — nonaffiliates	-	54	11,806	-	11,860
Other	382	76	8,267	(339)	8,386

Total noninterest income	382	130	20,073	(339)	20,246

Noninterest expense
Salaries and benefits	(50)	96	13,434	-	13,480
Other	465	357	10,900	(339)	11,383

Total noninterest expense	415	453	24,334	(339)	24,863

Income (loss) before income tax expense (benefit) and
equity in undistributed income of subsidiaries	5,285	70	9,301	(5,996)	8,660
Income tax expense (benefit)	(208)	25	3,098	-	2,915
Equity in undistributed income of subsidiaries	116	-	-	(116)	-

Net income (loss) before noncontrolling interests	5,609	45	6,203	(6,112)	5,745
Less: Net income from noncontrolling interests	-	-	136	-	136

Parent, WFFI, Other and Wells Fargo net income (loss)	$5,609	45	6,067	(6,112)	5,609

Note 18: Condensed Consolidated Financial Statements (continued)
Condensed Consolidating Balance Sheets

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

June 30, 2011
Assets
Cash and cash equivalents due from:
Subsidiary banks	$28,337	182	-	(28,519)	-
Nonaffiliates	15	220	112,230	-	112,465
Securities available for sale	11,309	2,835	172,154	-	186,298
Mortgages and loans held for sale	-	-	32,766	-	32,766

Loans	7	28,217	740,790	(17,093)	751,921
Loans to subsidiaries:
Bank	3,885	-	-	(3,885)	-
Nonbank	51,764	-	-	(51,764)	-
Allowance for loan losses	-	(1,565)	(19,328)	-	(20,893)

Net loans	55,656	26,652	721,462	(72,742)	731,028

Investments in subsidiaries:
Bank	136,657	-	-	(136,657)	-
Nonbank	15,864	-	-	(15,864)	-
Other assets	7,512	1,051	190,082	(1,468)	197,177

Total assets	$255,350	30,940	1,228,694	(255,250)	1,259,734

Liabilities and equity
Deposits	$-	-	882,154	(28,519)	853,635
Short-term borrowings	872	15,988	85,350	(48,329)	53,881
Accrued expenses and other liabilities	11,995	1,492	59,411	(1,468)	71,430
Long-term debt	93,189	11,689	49,514	(11,520)	142,872
Indebtedness to subsidiaries	12,893	-	-	(12,893)	-

Total liabilities	118,949	29,169	1,076,429	(102,729)	1,121,818

Parent, WFFI, Other and Wells Fargo stockholders’ equity	136,401	1,771	150,750	(152,521)	136,401
Noncontrolling interests	-	-	1,515	-	1,515

Total equity	136,401	1,771	152,265	(152,521)	137,916

Total liabilities and equity	$255,350	30,940	1,228,694	(255,250)	1,259,734

December 31, 2010
Assets
Cash and cash equivalents due from:
Subsidiary banks	$30,240	154	-	(30,394)	-
Nonaffiliates	9	212	96,460	-	96,681
Securities available for sale	2,368	2,742	167,544	-	172,654
Mortgages and loans held for sale	-	-	53,053	-	53,053

Loans	7	30,329	742,807	(15,876)	757,267
Loans to subsidiaries:
Bank	3,885	-	-	(3,885)	-
Nonbank	53,382	-	-	(53,382)	-
Allowance for loan losses	-	(1,709)	(21,313)	-	(23,022)

Net loans	57,274	28,620	721,494	(73,143)	734,245

Investments in subsidiaries:
Bank	133,867	-	-	(133,867)	-
Nonbank	14,904	-	-	(14,904)	-
Other assets	8,363	1,316	192,821	(1,005)	201,495

Total assets	$247,025	33,044	1,231,372	(253,313)	1,258,128

Liabilities and equity
Deposits	$-	-	878,336	(30,394)	847,942
Short-term borrowings	2,412	14,490	86,523	(48,024)	55,401
Accrued expenses and other liabilities	6,819	1,685	62,414	(1,005)	69,913
Long-term debt	99,745	15,240	55,476	(13,478)	156,983
Indebtedness to subsidiaries	11,641	-	-	(11,641)	-

Total liabilities	120,617	31,415	1,082,749	(104,542)	1,130,239

Parent, WFFI, Other and Wells Fargo stockholders’ equity	126,408	1,618	147,153	(148,771)	126,408
Noncontrolling interests	-	11	1,470	-	1,481

Total equity	126,408	1,629	148,623	(148,771)	127,889

Total liabilities and equity	$247,025	33,044	1,231,372	(253,313)	1,258,128

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30,
	2011				2010
			Other				Other
			consolidating				consolidating
			subsidiaries/	Consolidated			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$7,742	805	20,014	28,561	7,924	1,001	7,929	16,854

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	257	542	18,002	18,801	370	462	3,149	3,981
Prepayments and maturities	-	85	20,994	21,079	-	108	22,633	22,741
Purchases	(4,118)	(686)	(40,321)	(45,125)	(113)	(564)	(10,418)	(11,095)
Loans:
Loans originated by banking subsidiaries, net of principal collected	-	(10)	(5,793)	(5,803)	-	95	20,809	20,904
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	-	-	3,492	3,492	-	-	3,556	3,556
Purchases (including participations) of loans by banking subsidiaries	-	-	(2,277)	(2,277)	-	-	(1,201)	(1,201)
Principal collected on nonbank entities’ loans	-	5,455	88	5,543	-	5,574	2,432	8,006
Loans originated by nonbank entities	-	(3,988)	-	(3,988)	-	(3,071)	(2,238)	(5,309)
Net repayments from (advances to) subsidiaries	(186)	25	161	-	(2,004)	(621)	2,625	-
Capital notes and term loans made to subsidiaries	(1,340)	-	1,340	-	-	-	-	-
Principal collected on notes/loans made to subsidiaries	3,178	-	(3,178)	-	7,046	-	(7,046)	-
Net decrease (increase) in investment in subsidiaries	(117)	-	117	-	1,359	-	(1,359)	-
Other, net	14	37	(2,036)	(1,985)	2	(12)	(29,853)	(29,863)

Net cash provided (used) by investing activities	(2,312)	1,460	(9,411)	(10,263)	6,660	1,971	3,089	11,720

Cash flows from financing activities:
Net change in:
Deposits	-	-	5,693	5,693	-	-	(8,395)	(8,395)
Short-term borrowings	(432)	1,497	(2,506)	(1,441)	(10)	2,114	(1,010)	1,094
Long-term debt:
Proceeds from issuance	3,847	513	2,342	6,702	1,577	-	588	2,165
Repayment	(11,363)	(4,228)	(6,100)	(21,691)	(13,282)	(5,126)	(13,517)	(31,925)
Preferred stock:
Proceeds from issuance	2,501	-	-	2,501	-	-	-	-
Cash dividends paid	(404)	-	-	(404)	(369)	-	-	(369)
Common stock warrants repurchased	-	-	-	-	(540)	-	-	(540)
Common stock:
Proceeds from issuance	801	-	-	801	865	-	-	865
Repurchased	(1,072)	-	-	(1,072)	(68)	-	-	(68)
Cash dividends paid	(1,269)	-	-	(1,269)	(520)	-	-	(520)
Excess tax benefits related to stock option payments	64	-	-	64	75	-	-	75
Net change in noncontrolling interests	-	(11)	(156)	(167)	-	-	(465)	(465)

Net cash used by financing activities	(7,327)	(2,229)	(727)	(10,283)	(12,272)	(3,012)	(22,799)	(38,083)

Net change in cash and due from banks	(1,897)	36	9,876	8,015	2,312	(40)	(11,781)	(9,509)
Cash and due from banks at beginning of period	30,249	366	(14,571)	16,044	27,314	454	(688)	27,080

Cash and due from banks at end of period	$28,352	402	(4,695)	24,059	29,626	414	(12,469)	17,571

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
      We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trusts includable in Tier 1 capital were $13.3 billion at June 30, 2011. Since December 31, 2010, we have called $3.4 billion of trust preferred securities, and also issued $2.5 billion in Series I Preferred Stock, replacing certain preferred purchase securities reflected in the amount of Securities issued by the Trusts includable in Tier 1 capital at December 31, 2010. The Series I
Preferred Stock was included in preferred stock (Note 14), as a separate component of Tier 1 capital. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.
      Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At June 30, 2011, each seller/servicer met these requirements. Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At June 30, 2011, each of these subsidiaries met these requirements.
      The following table presents regulatory capital information for Wells Fargo & Company and Wells Fargo Bank, N.A.

	Wells Fargo & Company		Wells Fargo Bank, N.A.		Well-	Minimum
	June 30,	Dec. 31,	June 30,	Dec. 31,	capitalized	capital
(in billions, except ratios)	2011	2010	2011	2010	ratios (1)	ratios (1)

Regulatory capital:
Tier 1	$113.5	109.4	92.1	90.2
Total	149.5	147.1	117.6	117.1

Assets:
Risk-weighted	$970.2	980.0	893.5	895.2
Adjusted average (2)	1,203.8	1,189.5	1,066.0	1,057.7

Capital ratios:
Tier 1 capital	11.69%	11.16	10.31	10.07	6.00	4.00
Total capital	15.41	15.01	13.16	13.09	10.00	8.00
Tier 1 leverage (2)	9.43	9.19	8.64	8.52	5.00	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(2)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

Glossary of Acronyms

ACL	Allowance for credit losses

ALCO	Asset/Liability Management Committee

ARS	Auction rate security

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ARM	Adjustable-rate mortgage

AVM	Automated valuation model

CD	Certificate of deposit

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation

CLTV	Combined loan-to-value

CPP	Capital Purchase Program

CPR	Constant prepayment rate

CRE	Commercial real estate

DPD	Days past due

ESOP	Employee Stock Ownership Plan

FAS	Statement of Financial Accounting Standards

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Company

FICO	Fair Isaac Corporation (credit rating)

FNMA	Federal National Mortgage Association

FRB	Board of Governors of the Federal Reserve System

GAAP	Generally accepted accounting principles

GNMA	Government National Mortgage Association

GSE	Government-sponsored entity

HAMP	Home Affordability Modification Program

HPI	Home Price Index

HUD	Department of Housing and Urban Development

LHFS	Loans held for sale

LIBOR	London Interbank Offered Rate

LOCOM	Lower of cost or market value

LTV	Loan-to-value

MBS	Mortgage-backed security

MHFS	Mortgages held for sale

MSR	Mortgage servicing right

MTN	Medium-term note

NAV	Net asset value

NPA	Nonperforming asset

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PCI Loans	Purchased credit-impaired loans

PTPP	Pre-tax pre-provision profit

RBC	Risk-based capital

ROA	Wells Fargo net income to average total assets

ROE	Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity

SEC	Securities and Exchange Commission

S&P	Standard & Poor’s

SPE	Special purpose entity

TARP	Troubled Asset Relief Program

TDR	Troubled debt restructuring

VA	Department of Veterans Affairs

VaR	Value-at-risk

VIE	Variable interest entity

WFFCC	Wells Fargo Financial Canada Corporation

WFFI	Wells Fargo Financial, Inc. and its wholly-owned subsidiaries

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this item can be found in Note 11 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.

Item 1A.	Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item. The risk factors set forth in the “Financial Review – Risk Factors” section in this Report amend and restate in their entirety the risk factors set forth in the “Risk Factors” section on pages 92 through 101 of our 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2011.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be purchased under
Calendar month	repurchased (1)	price paid per share	the authorizations

April	15,299,568	$29.22	186,085,315
May	18,053,932	28.49	168,031,383
June	2,049,862	26.60	165,981,521

Total	35,403,362

(1)	All shares were repurchased under two separate authorizations covering up to 25 million and 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 23, 2008, and March 18, 2011, respectively. During second quarter 2011, the September 23, 2008, program of 25 million shares was completed; future repurchases will be made under the March 18, 2011, program of 200 million shares only. Unless modified or revoked by the Board, this authorization does not expire.
The following table shows Company repurchases of the warrants for each calendar month in the quarter ended June 30, 2011.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be purchased

April	-	$-	454,692,072
May	-	-	454,692,072
June	-	-	454,692,072

Total	-

(1)	No warrants were purchased in second quarter 2011. Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, authorization does not expire.

Item 6.	Exhibits
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

Dated: August 5, 2011	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Amendment to the Wells Fargo & Company Deferred Compensation Plan.	Filed herewith.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

			Six months
	Quarter ended		ended
	June 30,		June 30,
	2011	2010	2011	2010

Including interest on deposits	4.31	3.15	4.04	2.97

Excluding interest on deposits	5.94	4.23	5.51	3.96

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

			Six months
	Quarter ended		ended
	June 30,		June 30,
	2011	2010	2011	2010

Including interest on deposits	3.64	2.79	3.48	2.64

Excluding interest on deposits	4.66	3.54	4.44	3.33

Exhibit
Number	Description	Location

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

99(a)	Consent Order dated effective April 13, 2011, between the Company and the Board of Governors of the Federal Reserve System.	Filed herewith.

99(b)	Consent Order dated effective April 13, 2011, between Wells Fargo Bank, N.A. and the Comptroller of the Currency.	Filed herewith.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the six months ended June 30, 2011, and 2010; (ii) Consolidated Balance Sheet at June 30, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Financial Statements.	Furnished herewith.

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.