Form 10-Q
period 2011-09-30
WELLS FARGO & CO/MN
filed 2011-11-08
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐            No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding October 31, 2011
Common stock, $1-2/3 par value	5,273,525,555

FORM 10-Q

CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data

	Quarter ended			% Change Sept. 30, 2011 from		Nine months ended
($ in millions, except per share amounts)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010	% Change

For the Period
Wells Fargo net income	$4,055	3,948	3,339	3%	21	11,762	8,948	31%
Wells Fargo net income applicable to common stock	3,839	3,728	3,150	3	22	11,137	8,400	33
Diluted earnings per common share	0.72	0.70	0.60	3	20	2.09	1.60	31
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.26%	1.27	1.09	(1)	15	1.25	0.98	28
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	11.86	11.92	10.90	-	9	11.92	10.11	18
Efficiency ratio (1)	59.5	61.2	58.7	(3)	1	61.1	58.3	5
Total revenue	$19,628	20,386	20,874	(4)	(6)	60,343	63,716	(5)
Pre-tax pre-provision profit (PTPP) (2)	7,951	7,911	8,621	1	(8)	23,458	26,600	(12)
Dividends declared per common share	0.12	0.12	0.05	-	140	0.36	0.15	140
Average common shares outstanding	5,275.5	5,286.5	5,240.1	-	1	5,280.2	5,216.9	1
Diluted average common shares outstanding	5,319.2	5,331.7	5,273.2	-	1	5,325.6	5,252.9	1
Average loans	$754,544	751,253	759,483	-	(1)	753,293	776,305	(3)
Average assets	1,281,369	1,250,945	1,220,368	2	5	1,257,977	1,223,535	3
Average core deposits (3)	836,845	807,483	771,957	4	8	813,865	764,345	6
Average retail core deposits (4)	599,227	592,974	571,062	1	5	592,156	572,567	3
Net interest margin	3.84%	4.01	4.25	(4)	(10)	3.96	4.30	(8)
At Period End
Securities available for sale	$207,176	186,298	176,875	11	17	207,176	176,875	17
Loans	760,106	751,921	753,664	1	1	760,106	753,664	1
Allowance for loan losses	20,039	20,893	23,939	(4)	(16)	20,039	23,939	(16)
Goodwill	25,038	24,776	24,831	1	1	25,038	24,831	1
Assets	1,304,945	1,259,734	1,220,784	4	7	1,304,945	1,220,784	7
Core deposits (3)	849,632	808,970	771,792	5	10	849,632	771,792	10
Wells Fargo stockholders’ equity	137,768	136,401	123,658	1	11	137,768	123,658	11
Total equity	139,244	137,916	125,165	1	11	139,244	125,165	11
Tier 1 capital (5)	110,749	113,466	105,609	(2)	5	110,749	105,609	5
Total capital (5)	146,147	149,538	144,094	(2)	1	146,147	144,094	1
Capital ratios:
Total equity to assets	10.67%	10.95	10.25	(3)	4	10.67	10.25	4
Risk-based capital (5):
Tier 1 capital	11.26	11.69	10.90	(4)	3	11.26	10.90	3
Total capital	14.86	15.41	14.88	(4)	-	14.86	14.88	-
Tier 1 leverage (5)	8.97	9.43	9.01	(5)	-	8.97	9.01	-
Tier 1 common equity (6)	9.34	9.15	8.01	2	17	9.34	8.01	17
Common shares outstanding	5,272.2	5,278.2	5,244.4	-	1	5,272.2	5,244.4	1
Book value per common share	$24.13	23.84	22.04	1	9	24.13	22.04	9
Common stock price:
High	29.63	32.63	28.77	(9)	3	34.25	34.25	-
Low	22.58	25.26	23.02	(11)	(2)	22.58	23.02	(2)
Period end	24.12	28.06	25.12	(14)	(4)	24.12	25.12	(4)
Team members (active, full-time equivalent)	263,800	266,600	266,900	(1)	(1)	263,800	266,900	(1)

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(6)	See the “Capital Management” section in this Report for additional information.

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” and “Risk Factors” sections, as well as in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the period ended June 30, 2011 (2011 Second Quarter Form 10-Q), and the “Regulation and Supervision” section of our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

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

Financial Review

Overview

Wells Fargo & Company is a diversified financial services company with $1.3 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage services and consumer and commercial finance through more than 9,000 stores, 12,000 ATMs, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia (D.C.) and in other countries. With approximately 264,000 active full-time equivalent team members, we serve one in three households in America and ranked No. 23 on Fortune’s 2011 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among our large bank peers at September 30, 2011.

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

Our retail bank household cross-sell was 5.91 products per household in third quarter 2011, up from 5.68 a year ago. We believe there is more opportunity for cross-sell as we continue to earn more business from our customers. Our goal is eight products per customer, which is approximately half of our estimate of potential demand for an average U.S. household. One of every four of our retail banking households has eight or more products. Business banking cross-sell offers another potential opportunity for growth, with cross-sell of 4.21 products in our Western footprint in third quarter 2011 (including legacy Wells

Fargo and converted Wachovia customers), up from 3.97 a year ago.

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

Expense management is important to us, but we approach this in a manner intended to help ensure our revenue is not adversely affected. Our current company-wide expense management initiative, project Compass, is focused on removing unnecessary complexity and eliminating duplication as a way to improve the customer experience and the work process of our team members. With this initiative and the completion of merger-related activities, we are targeting quarterly noninterest expense of approximately $11 billion by fourth quarter 2012. The target reflects expense savings initiatives that will be executed over the upcoming quarters. Quarterly expense trends may vary due to cyclical or seasonal factors, particularly in the first quarter of each year when higher incentive compensation and employee benefit expenses typically occur. In addition, we will continue to invest in our businesses and add team members where appropriate.

Financial Performance

Our third quarter 2011 results were strong despite continued economic volatility during the period, with solid growth in loans, deposits, investment securities and capital, along with improved credit quality and lower expenses. Wells Fargo net income was a record $4.1 billion in third quarter 2011, up 21% from a year ago, and diluted earnings per common share were $0.72, up 20%. Our net income growth from a year ago was primarily driven by a lower provision for credit losses and lower noninterest

Overview (continued)

expenses, which more than offset lower revenues. Net income growth from a year ago included contributions from each of our three business segments: Community Banking (up 20%); Wholesale Banking (up 20%); and Wealth, Brokerage and Retirement (up 14%). Return on average assets was 1.26% for third quarter 2011 compared with 1.09% a year ago. Our return on equity was 11.86% this quarter, up from 10.90% a year ago.

On a year-over-year basis, revenue was down 6% in third quarter 2011, reflecting decreased interest income on securities available for sale and loans due to lower yields as market rates declined, a decline in mortgage banking income and lower trading revenue. Noninterest expense was down 5% from a year ago reflecting the benefit of reduced personnel costs, reduced core deposit amortization, reduced integration costs and lower operating losses.

We believe strong loan and deposit growth are positioning us for continued financial performance improvement. Total loans were $760.1 billion at September 30, 2011, up from $757.3 billion at December 31, 2010. The net growth in loans from December 31, 2010, includes a $16.8 billion decrease in our non-strategic and liquidating portfolios. Our average core deposits grew 8% from a year ago to $836.8 billion at September 30, 2011. Average core deposits were 111% of total average loans in third quarter 2011, up from 102% a year ago. We continued to attract high quality core deposits in the form of checking and savings deposits, which on average totaled $769.2 billion, up 12% from a year ago as we added new customers and deepened our relationships with existing customers.

Credit Quality

We continued to experience improvement in our credit portfolio with lower net charge-offs, lower nonperforming assets (NPAs) and stable delinquency trends from second quarter 2011. The rate of improvement moderated in some portfolios in the quarter, consistent with our expectations at this point in the credit cycle. The improvement in our credit portfolio was due in part to the continued decline in balances in our non-strategic and liquidating loan portfolios (primarily from the Wachovia acquisition), which decreased $5.2 billion from second quarter 2011, and $74.3 billion in total since the beginning of 2009, to $116.5 billion at September 30, 2011.

Reflecting the continued improved performance in our loan portfolios, the $1.8 billion provision for credit losses for third quarter 2011 was $1.6 billion less than a year ago. The provision for credit losses was $800 million less than net charge-offs in third quarter 2011 and $650 million less than net charge-offs in the third quarter a year ago. Absent significant deterioration in the economy, we expect future allowance releases. Third quarter 2011 marked the seventh consecutive quarter of decline in net charge-offs and the fourth consecutive quarter of reduced NPAs. Net charge-offs decreased to $2.6 billion in third quarter 2011 from $2.8 billion in second quarter 2011 and $4.1 billion a year ago. NPAs decreased to $26.8 billion at September 30, 2011, from $27.9 billion at June 30, 2011, and $34.4 billion a year ago. Loans 90 days or more past due and still accruing (excluding government insured/guaranteed loans) increased slightly to $1.9 billion at September 30, 2011, from $1.8 billion at June 30, 2011, but decreased from $3.2 billion a year ago. In addition, the portfolio of purchased credit-impaired (PCI) loans acquired in the Wachovia merger continued to perform better than expected at the time of the merger.

Capital

We continued to build capital in third quarter 2011, with total equity up $11.4 billion to $139.2 billion from December 31, 2010. In third quarter 2011, our Tier 1 common equity ratio grew 19 basis points to 9.34% of risk-weighted assets under Basel I, reflecting strong internal capital generation. Under current Basel III capital proposals, we estimate that our Tier 1 common equity ratio was 7.41% at the end of third quarter 2011. Our other regulatory capital ratios remained strong with a Tier 1 capital ratio of 11.26% and Tier 1 leverage ratio of 8.97% at September 30, 2011. Additional capital requirements applicable to certain systemically important global financial institutions, including Wells Fargo, are under consideration by the Basel Committee. See the “Capital Management” section in this Report for more information regarding our capital, including Tier 1 common equity.

In third quarter 2011 we called for redemption $5.8 billion of trust preferred securities that were redeemed in October 2011, repurchased 22 million shares of our common stock and entered into a $150 million private forward repurchase transaction that will settle in fourth quarter 2011 for an estimated 6 million shares of common stock. We also paid a common stock dividend of $0.12 per share.

Wachovia Merger Integration

On December 31, 2008, Wells Fargo acquired Wachovia, one of the nation’s largest diversified financial services companies. Our integration progress continued to be on track, and business and revenue synergies have exceeded our expectations since the merger was announced. To date we have converted 3,083 Wachovia retail banking stores and over 38 million customer accounts, including mortgage, deposit, trust, brokerage and credit card accounts. With the North Carolina retail bank store conversions completed in October 2011, all our retail bank store conversions are complete. Our remaining integration activities are expected to be completed in first quarter 2012, including certain deposit, brokerage and Wholesale Banking conversion events.

As a result of PCI accounting for loans acquired in the Wachovia merger, the Company’s ratios, including the growth rate in NPAs since December 31, 2008, may not be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions. In particular:

•

Wachovia’s high risk loans were written down pursuant to PCI accounting at the time of merger. Therefore, the allowance for credit losses is lower than otherwise would have been required without PCI loan accounting; and

•

Because we virtually eliminated Wachovia’s nonaccrual loans at December 31, 2008, the quarterly growth rate in our nonaccrual loans following the merger was higher than it would have been without PCI loan accounting. Similarly, our net charge-off rate was lower than it otherwise would have been.

Helping Our Customers and the Economy

While the economic recovery remains uneven, we have not wavered from our commitment to do all we can to help our customers and the overall economy. We remain committed to helping homeowners stay in their homes. Since 2009, we have participated in more than 600 home preservation workshops, opened 27 home preservation centers, and arranged over 716,000 active trial or completed mortgage modifications. Within our Pick-a-Pay portfolio alone we have forgiven $4 billion of principal since we acquired this portfolio from Wachovia and modified approximately one-third of our total Pick-a-Pay loans as we strive to give customers an affordable, sustainable payment. As the number one small business lender for nine consecutive years (Community Reinvestment Act government data, 2010), we are committed to helping small businesses succeed by actively lending. We made over $10 billion in new loan commitments to our small business customers in the first nine months of 2011, up 8% from the same period a year ago. We are also the number one lender to mid-sized companies and we have had 14 consecutive months of loan growth to middle market commercial customers.

In addition to serving the financial needs of our business and individual customers, we also help our communities in many other ways. We employ one in every 500 working Americans and last year we contributed $219 million to 19,000 nonprofits across the United States and The Chronicle of Philanthropy named us “America’s Third Most Generous Cash Donor” for 2011. Our team members throughout the country are active volunteers in the communities where they live and work, volunteering over 900,000 hours during the first nine months of 2011.

So, while we are operating in a difficult environment with significant economic and regulatory challenges, we remain focused on helping our customers succeed financially and supporting our communities.

Earnings Performance

Wells Fargo net income for third quarter 2011 was $4.1 billion ($0.72 diluted per common share) compared with $3.3 billion ($0.60 diluted per common share) for third quarter 2010. Net income for the first nine months of 2011 was $11.8 billion, up 31% from the same period a year ago. Our September 30, 2011, quarterly and year-to-date earnings, compared with the same periods a year ago, reflected strong execution of our business strategy in a difficult economic environment with a diversified loan portfolio, balanced net interest and fee income, diversified sources of fee income, increased loans and deposits, lower operating costs, improved credit quality and generally higher capital levels.

Revenue, the sum of net interest income and noninterest income, was $19.6 billion in third quarter 2011 compared with $20.9 billion in third quarter 2010. Revenue for the first nine months of 2011 was $60.3 billion, down 5% from the same period a year ago. The decline in revenue in the third quarter and first nine months of 2011 was predominantly due to lower net interest income, mortgage banking and trading revenue. However, many businesses generated double-digit year-over-year quarterly revenue growth, including government and institutional banking, asset-backed finance, commercial real estate, international, debit card, global remittance, asset management, capital finance and real estate capital markets. Net interest income of $10.5 billion in third quarter 2011 declined 5% from a year ago and reflected a 41 basis point decline in the net interest margin and a 1% decline in average loans. The decline in average loans from third quarter 2010 reflected expected reductions in the non-strategic/liquidating portfolios. Continued success in generating low-cost deposits enabled the Company to grow assets by funding loan and securities growth while reducing long-term debt.

Noninterest expense was $11.7 billion (59% of revenue) in third quarter 2011, compared with $12.3 billion (59% of revenue) a year ago. Noninterest expense was $36.9 billion for the first nine months of 2011 compared with $37.1 billion for the same period a year ago. The third quarter and first nine months of 2011 included $376 million and $1.3 billion, respectively, of merger integration costs (down from $476 million in third quarter 2010 and $1.4 billion in the first nine months of 2010), and $780 million and $3.3 billion, respectively, of employee benefits expense (down from $1.1 billion in third quarter 2010 and $3.5 billion in the first nine months of 2010).

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

Net interest income and the net interest margin are significantly influenced by the mix and overall size of our earning asset portfolio and the cost of funding those assets. In addition, some sources of interest income, such as loan prepayment fees and collection of interest on nonaccrual loans, can vary from period to period. Net interest income on a taxable-equivalent basis was $10.7 billion and $32.4 billion in the third quarter and the first nine months of 2011, compared with $11.3 billion and $34.2 billion, respectively, for the same periods a year ago. The net interest margin was 3.84% and 3.96% in the third quarter and first nine months of 2011, respectively, down from 4.25% and 4.30% for the same periods a year ago. The decline in net interest income and the net interest margin was largely due to repricing of the balance sheet as higher-yielding loan and security runoff was partially offset by investment portfolio purchases and growth in short-term investments. The decline in earning asset income was mitigated by a reduction in funding costs resulting from disciplined deposit pricing, debt maturities, and calls of higher yielding trust preferred securities.

Compared to second quarter 2011, net interest income on a taxable-equivalent basis was down $137 million due to the repricing of the balance sheet. About half of the decline in interest income for securities available for sale was due to runoff offset by new purchases at lower yields. The remainder of the decline was from other sources, including a decline in interest income relating to certain asset-backed securities for which the expected cash flows and resulting yields are adjusted periodically. Within the commercial and industrial loan portfolio more than half of the decline in interest income was from lower variable sources, including prepayment fees and interest recoveries, with the remainder due to repricing of the portfolio offset by the benefit of growth. The majority of the decline in the net interest margin in third quarter 2011 was due to robust deposit growth from June 30, 2011. Much of this growth in deposits was invested in short-term assets, which had the effect of diluting the net interest margin.

Soft consumer loan demand and the impact of liquidating certain loan portfolios reduced average loans in third quarter 2011 to 67% (69% in the first nine months of 2011) of average earning assets from 71% in third quarter 2010 (73% in the first nine months of 2010). Average short-term investments and trading account assets were 12% of earning assets in both the third quarter and first nine months of 2011, up from 9% and 8%, respectively, for the same periods a year ago.

Core deposits are an important low-cost source of funding and thus impact both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $836.8 billion in third quarter 2011 ($813.9 billion in the first nine months of 2011) from $772.0 billion in third quarter 2010 ($764.3 billion in the first nine months of 2010) and represented funding for average loans of 111% in the third quarter and 108% for the first nine months of 2011 (102% and 98% for the same periods of 2010.) Average core deposits increased to 75% and 74% of average earning assets in the third quarter and first nine months of 2011, respectively compared with 72% for each respective period a year ago. The cost of these deposits declined significantly as the mix shifted from higher cost certificates of deposit to checking and savings products, which were also at lower yields relative to the third quarter and first nine months of 2010. About 92% of our average core deposits are in checking and savings deposits, one of the highest percentages in the industry.

In third quarter 2011, we called for redemption $5.8 billion of trust preferred securities with an average coupon rate of 8.45% that were redeemed in October 2011. Net interest income in fourth quarter 2011 is expected to benefit from the redemption of this high cost funding source.

Earnings Performance (continued)

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended September 30,
	2011			2010
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$98,909	0.42%	$105	70,839	0.38%	$67
Trading assets	37,939	3.67	348	29,080	3.77	275
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	9,635	1.02	24	1,673	2.79	11
Securities of U.S. states and political subdivisions	25,827	4.93	315	17,220	5.89	249
Mortgage-backed securities:
Federal agencies	77,309	4.41	804	70,486	5.35	885
Residential and commercial	34,242	7.46	609	33,425	12.53	987

Total mortgage-backed securities	111,551	5.36	1,413	103,911	7.67	1,872
Other debt and equity securities	40,720	4.69	457	35,533	6.02	503

Total securities available for sale	187,733	4.92	2,209	158,337	7.05	2,635
Mortgages held for sale (4)	34,634	4.49	389	38,073	4.72	449
Loans held for sale (4)	968	5.21	13	3,223	2.71	22
Loans:
Commercial:
Commercial and industrial	159,625	4.22	1,697	146,139	4.57	1,679
Real estate mortgage	102,428	3.93	1,015	99,082	4.15	1,036
Real estate construction	20,537	6.12	317	29,469	3.31	246
Lease financing	12,964	7.21	234	13,156	9.07	298
Foreign	38,175	2.42	233	30,276	3.15	240

Total commercial	333,729	4.16	3,496	318,122	4.37	3,499

Consumer:
Real estate 1-4 family first mortgage	223,765	4.83	2,704	231,172	5.16	2,987
Real estate 1-4 family junior lien mortgage	89,065	4.37	980	100,257	4.41	1,114
Credit card	21,452	12.96	695	22,048	13.57	748
Other revolving credit and installment	86,533	6.25	1,364	87,884	6.50	1,441

Total consumer	420,815	5.44	5,743	441,361	5.68	6,290

Total loans (4)	754,544	4.87	9,239	759,483	5.13	9,789
Other	4,831	4.18	50	5,912	3.53	53

Total earning assets	$1,119,558	4.43%	$12,353	1,064,947	5.01%	$13,290

Funding sources
Deposits:
Interest-bearing checking	$43,986	0.07%	$8	59,677	0.10%	$15
Market rate and other savings	473,409	0.17	198	419,996	0.25	269
Savings certificates	67,633	1.47	251	85,044	1.50	322
Other time deposits	12,809	2.02	65	14,400	2.33	83
Deposits in foreign offices	63,548	0.23	37	52,061	0.24	32

Total interest-bearing deposits	661,385	0.34	559	631,178	0.45	721
Short-term borrowings	50,373	0.18	23	46,468	0.26	31
Long-term debt	139,542	2.81	980	177,077	2.76	1,226
Other liabilities	11,170	2.75	77	6,764	3.39	58

Total interest-bearing liabilities	862,470	0.76	1,639	861,487	0.94	2,036
Portion of noninterest-bearing funding sources	257,088	-	-	203,460	-	-

Total funding sources	$1,119,558	0.59	1,639	1,064,947	0.76	2,036

Net interest margin and net interest income on a taxable-equivalent basis (5)		3.84%	$10,714		4.25%	$11,254

Noninterest-earning assets
Cash and due from banks	$17,101			17,000
Goodwill	25,008			24,829
Other	119,702			113,592

Total noninterest-earning assets	$161,811			155,421

Noninterest-bearing funding sources
Deposits	$221,182			184,837
Other liabilities	57,464			50,013
Total equity	140,253			124,031
Noninterest-bearing funding sources used to fund earning assets	(257,08)			(203,460)

Net noninterest-bearing funding sources	$161,811			155,421

Total assets	$1,281,369			1,220,368

(1)	Our average prime rate was 3.25% for the quarters ended September 30, 2011 and 2010 and 3.25% for the first nine months of both 2011 and 2010. The average three-month London Interbank Offered Rate (LIBOR) was 0.30% and 0.39% for the quarters ended September 30, 2011 and 2010, respectively, and 0.29% and 0.36%, respectively, for the first nine months of 2011 and 2010.
(2)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts include the effects of any unrealized gain or loss marks but those marks carried in other comprehensive income are not included in yield determination of affected earning assets. Thus yields are based on amortized cost balances computed on a settlement date basis.
(4)	Nonaccrual loans and related income are included in their respective loan categories.
(5)	Includes taxable-equivalent adjustments of $172 million and $156 million for the quarters ended September 30, 2011 and 2010, respectively, and $505 million and $468 million for the first nine months of 2011 and 2010, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

	Nine months ended September 30,
	2011			2010
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$93,661	0.37%	$257	59,905	0.35%	$156
Trading assets	37,788	3.73	1,056	28,588	3.82	819
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	4,463	1.43	47	2,013	3.36	49
Securities of U.S. states and political subdivisions	22,692	5.21	887	15,716	6.29	725
Mortgage-backed securities:
Federal agencies	75,073	4.63	2,480	74,330	5.38	2,838
Residential and commercial	33,242	8.64	2,005	33,133	10.58	2,546

Total mortgage-backed securities	108,315	5.84	4,485	107,463	7.01	5,384
Other debt and equity securities	37,910	5.32	1,423	33,727	6.56	1,557

Total securities available for sale	173,380	5.52	6,842	158,919	6.80	7,715
Mortgages held for sale (4)	34,668	4.57	1,188	33,903	4.88	1,241
Loans held for sale (4)	1,100	5.05	42	4,660	2.46	86
Loans:
Commercial:
Commercial and industrial	154,469	4.48	5,181	150,153	4.83	5,431
Real estate mortgage	101,230	4.00	3,033	98,264	3.91	2,875
Real estate construction	22,255	4.96	826	32,770	3.27	801
Lease financing	12,961	7.59	737	13,592	9.28	946
Foreign	36,103	2.62	708	29,302	3.46	758

Total commercial	327,018	4.28	10,485	324,081	4.46	10,811

Consumer:
Real estate 1-4 family first mortgage	226,048	4.93	8,363	237,848	5.22	9,305
Real estate 1-4 family junior lien mortgage	91,881	4.32	2,973	102,839	4.47	3,444
Credit card	21,305	13.04	2,084	22,539	13.32	2,251
Other revolving credit and installment	87,041	6.31	4,107	88,998	6.49	4,320

Total consumer	426,275	5.49	17,527	452,224	5.70	19,320

Total loans (4)	753,293	4.97	28,012	776,305	5.18	30,131
Other	5,017	4.06	153	6,021	3.45	156

Total earning assets	$1,098,907	4.59%	$37,550	1,068,301	5.07%	$40,304

Funding sources
Deposits:
Interest-bearing checking	$51,891	0.09%	$34	60,961	0.13%	$57
Market rate and other savings	457,483	0.19	661	412,060	0.27	822
Savings certificates	71,343	1.43	762	89,824	1.43	962
Other time deposits	13,212	2.10	208	15,066	2.08	235
Deposits in foreign offices	59,662	0.23	103	54,973	0.23	94

Total interest-bearing deposits	653,591	0.36	1,768	632,884	0.46	2,170
Short-term borrowings	52,805	0.19	77	45,549	0.22	75
Long-term debt	145,000	2.85	3,093	193,724	2.57	3,735
Other liabilities	10,547	2.99	236	6,393	3.38	162

Total interest-bearing liabilities	861,943	0.80	5,174	878,550	0.93	6,142
Portion of noninterest-bearing funding sources	236,964	-	-	189,751	-	-

Total funding sources	$1,098,907	0.63	5,174	1,068,301	0.77	6,142

Net interest margin and net interest income on a taxable-equivalent basis (5)		3.96%	$32,376		4.30%	$34,162

Noninterest-earning assets
Cash and due from banks	$17,277			17,484
Goodwill	24,853			24,822
Other	116,940			112,928

Total noninterest-earning assets	$159,070			155,234

Noninterest-bearing funding sources
Deposits	$204,643			177,975
Other liabilities	55,324			46,174
Total equity	136,067			120,836
Noninterest-bearing funding sources used to fund earning assets	(236,964)			(189,751)

Net noninterest-bearing funding sources	$159,070			155,234

Total assets	$1,257,977			1,223,535

Earnings Performance (continued)

Noninterest Income

Table 2: Noninterest Income

				Nine months
	Quarter ended Sept. 30,		%	ended Sept. 30,		%
(in millions)	2011	2010	Change	2011	2010	Change

Service charges on deposit accounts	$1,103	1,132	(3)%	$3,189	3,881	(18)%
Trust and investment fees:
Trust, investment and IRA fees	1,019	924	10	3,099	3,008	3
Commissions and all other fees	1,767	1,640	8	5,547	4,968	12

Total trust and investment fees	2,786	2,564	9	8,646	7,976	8

Card fees	1,013	935	8	2,973	2,711	10
Other fees:
Cash network fees	105	73	44	280	186	51
Charges and fees on loans	438	424	3	1,239	1,244	-
Processing and all other fees	542	507	7	1,578	1,497	5

Total other fees	1,085	1,004	8	3,097	2,927	6

Mortgage banking:
Servicing income, net	1,030	516	100	2,773	3,100	(11)
Net gains on mortgage loan origination/sales activities	803	1,983	(60)	2,695	3,880	(31)

Total mortgage banking	1,833	2,499	(27)	5,468	6,980	(22)

Insurance	423	397	7	1,494	1,562	(4)
Net gains (losses) from trading activities	(442)	470	NM	584	1,116	(48)
Net gains (losses) on debt securities available for sale	300	(114)	NM	6	(56)	NM
Net gains from equity investments	344	131	163	1,421	462	208
Operating leases	284	222	28	464	736	(37)
All other	357	536	(33)	1,130	1,727	(35)

Total	$9,086	9,776	(7)	$28,472	30,022	(5)

NM - Not meaningful

Noninterest income was $9.1 billion and $9.8 billion for third quarter 2011 and 2010, respectively, and $28.5 billion and $30.0 billion for the first nine months of 2011 and 2010, respectively. Noninterest income represented 46% of revenue for the quarter and 47% for the nine months ended September 30, 2011. The decrease in total noninterest income in the third quarter and first nine months of 2011 from the same periods a year ago was due largely to lower net gains on mortgage loan origination/sales activities and net losses/lower net gains from trading activities.

Our service charges on deposit accounts decreased 3% in the third quarter and 18% in the first nine months of 2011 from the same periods a year ago, primarily due to changes mandated by Regulation E and related overdraft policy changes.

We earn trust, investment and IRA (Individual Retirement Account) fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2011, these assets totaled $2.1 trillion, up 5% from $2.0 trillion at September 30, 2010. Trust, investment and IRA fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $1.0 billion in third quarter 2011 from $924 million a year ago and increased to $3.1 billion for the first nine months of 2011 from $3.0 billion a year ago.

We receive commissions and other fees for providing services to full-service and discount brokerage customers as well as from investment banking activities including equity and bond underwriting. These fees increased to $1.8 billion in third quarter 2011 from $1.6 billion a year ago and increased to $5.5 billion for the first nine months of 2011 from $5.0 billion a year ago. These fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. Brokerage client assets totaled $1.1 trillion at September 30, 2011 and 2010.

Card fees increased to $1.0 billion in third quarter 2011, from $935 million in third quarter 2010. For the first nine months of 2011, these fees increased to $3.0 billion from $2.7 billion a year ago. The increase was mainly due to growth in purchase volume and new accounts growth. Based on the final FRB rules regarding debit card interchange fees, we currently estimate a quarterly reduction in earnings of approximately $250 million (after tax), before the impact of any mitigating actions, starting in fourth quarter 2011. We currently expect future volume, product or account changes may mitigate at least half of this earnings reduction over time.

Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.8 billion in third quarter 2011, compared with $2.5 billion a year ago and totaled $5.5 billion for the first nine months of 2011 compared with $7.0 billion for the same period a year ago. The reduction year over year in mortgage banking noninterest income was primarily driven by a decline in net gains on mortgage loan origination/sales activities as explained below.

Net mortgage loan servicing income includes both changes in the fair value of mortgage servicing rights (MSRs) during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for third quarter 2011 included a $607 million net MSR valuation gain ($2.64 billion decrease in the fair value of the MSRs offset by a $3.25 billion hedge gain) and for third quarter 2010 included a $56 million net MSR valuation gain ($1.1 billion decrease in the fair value of MSRs offset by a $1.2 billion hedge gain). For the first nine months of 2011, it included a $1.4 billion net MSR valuation gain ($3.22 billion decrease in the fair value of MSRs offset by a $4.58 billion hedge gain) and for the same period of 2010, included a $1.7 billion net MSR valuation gain ($4.57 billion decrease in the fair value of MSRs offset by a $6.24 billion hedge gain). See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach. The valuation of our MSRs at the end of third quarter 2011 reflected our assessment of expected future levels in servicing and foreclosure costs, including the estimated impact from regulatory consent orders. See the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this Report for information on the regulatory consent orders. Our portfolio of loans serviced for others was $1.86 trillion at September 30, 2011, and $1.84 trillion at December 31, 2010. At September 30, 2011, the ratio of MSRs to related loans serviced for others was 0.74%, compared with 0.86% at December 31, 2010.

Income from loan origination/sale activities was $803 million and $2.7 billion in the third quarter and first nine months of 2011, respectively, down from $2.0 billion and $3.9 billion for the same periods a year ago. The year over year decreases were driven by lower loan origination volume and margins. Residential real estate originations were $89 billion in third quarter 2011 compared with $101 billion a year ago and mortgage applications were $169 billion in third quarter 2011 compared with $194 billion a year ago. The 1-4 family first mortgage unclosed pipeline was $84 billion at September 30, 2011, and $101 billion a year ago. For additional information, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities include the cost of any additions to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase liability that were charged against net gains on mortgage loan origination/sales activities during third quarter 2011 totaled $390 million (compared with $370 million for third quarter 2010), of which $371 million ($341 million for third quarter 2010) was for subsequent increases in estimated losses on prior period loan sales. Additions to the mortgage repurchase liability for the nine months ended September 30, 2011, and 2010 were $881 million and $1.2 billion, respectively, of which $807 million and $1.0 billion, respectively, were for subsequent increases in estimated losses on prior period loan sales. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section in this Report.

Net gains (losses) from trading activities, which reflect unrealized and realized changes in fair value of our trading positions, were net losses of $442 million and net gains of $584 million in the third quarter and first nine months of 2011, respectively, compared with net gains of $470 million and $1.1 billion for the same periods a year ago. The year-over-year decreases for the third quarter and first nine months of 2011 were driven by weaker trading results as consistent negative economic data, sovereign debt concerns and the U.S. debt downgrade pressured credit spreads and reduced prices on financial assets, significantly curtailing new issue origination and trading opportunities. Also included in third quarter 2011 was a $377 million loss associated with a legacy Wachovia position that settled in October 2011. This loss was primarily due to widening in credit spreads. Trading activities during third quarter 2011 also included an unrealized loss on deferred compensation plan investments of $234 million, which corresponded with a reduction in employee benefits expense. Net gains (losses) from trading activities do not include interest income and other fees earned from related activities. Those amounts are reported within interest income from trading assets and other fees within noninterest income line items of the income statement. Net gains (losses) from trading activities are primarily from trading performed on behalf of or driven by the needs of our customers (customer accommodation trading) and also include the results of certain economic hedging and proprietary trading activity. Net losses from proprietary trading totaled $9 million and $18 million in the third quarter and first nine months of 2011, respectively, compared with $45 million and $32 million for the same periods a year ago. These net proprietary trading losses were offset by interest and fees reported in their corresponding income statement line items. Proprietary trading activities are not significant to our client-focused business model. Our trading activities and what we consider to be customer accommodation, economic hedging and proprietary trading are further discussed in the “Asset/Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $644 million for third quarter 2011 and $17 million for third quarter 2010, after other-than-temporary impairment (OTTI) write-downs of $144 million and $179 million for the same periods, respectively. Included in net gains on debt securities during third quarter 2011 was a $271 million gain related to a legacy Wachovia position, due to redemption of our interest in an investment fund.

Earnings Performance (continued)

Noninterest Expense

Table 3: Noninterest Expense

				Nine months
	Quarter ended Sept. 30,		%	ended Sept. 30,		%
(in millions)	2011	2010	Change	2011	2010	Change

Salaries	$3,718	3,478	7%	$10,756	10,356	4%
Commission and incentive compensation	2,088	2,280	(8)	6,606	6,497	2
Employee benefits	780	1,074	(27)	3,336	3,459	(4)
Equipment	516	557	(7)	1,676	1,823	(8)
Net occupancy	751	742	1	2,252	2,280	(1)
Core deposit and other intangibles	466	548	(15)	1,413	1,650	(14)
FDIC and other deposit assessments	332	300	11	952	896	6
Outside professional services	640	533	20	1,879	1,589	18
Contract services	341	430	(21)	1,051	1,161	(9)
Foreclosed assets	271	366	(26)	984	1,085	(9)
Operating losses	198	230	(14)	1,098	1,065	3
Outside data processing	226	263	(14)	678	811	(16)
Postage, stationery and supplies	240	233	3	711	705	1
Travel and entertainment	198	195	2	609	562	8
Advertising and promotion	159	170	(6)	441	438	1
Telecommunications	128	146	(12)	394	445	(11)
Insurance	94	62	52	428	374	14
Operating leases	29	21	38	84	85	(1)
All other	502	625	(20)	1,537	1,835	(16)

Total	$11,677	12,253	(5)	$36,885	37,116	(1)

Noninterest expense was $11.7 billion in third quarter 2011, down 5% from $12.3 billion a year ago, driven by lower total personnel expense ($6.6 billion, down from $6.8 billion in third quarter 2010), lower merger costs ($376 million, down from $476 million a year ago) and lower operating losses ($198 million, down from $230 million in third quarter 2010). For the first nine months of 2011, noninterest expense was essentially flat compared with the same period a year ago.

Personnel expenses were down 4% for third quarter 2011 compared with the same quarter last year. Included in personnel expenses was a $294 million decline in employee benefits due primarily to lower deferred compensation expense which was offset entirely with an unrealized loss on deferred compensation plan investments included in income from trading activities. Personnel expenses were up 2%, however, for the first nine months of 2011 compared with the same period of 2010, primarily due to higher variable compensation paid in first quarter 2011 by businesses with revenue-based compensation, including brokerage.

Outside professional services included increased investments by our businesses this year in their service delivery systems.

Operating losses of $198 million in third quarter 2011 were down from $230 million in third quarter 2010, which was elevated predominantly due to additional accruals for litigation matters.

Merger integration costs totaled $376 million and $476 million in third quarter 2011 and 2010, respectively, and $1.3 billion and $1.4 billion for the first nine months of 2011 and 2010, respectively. The integration of Wachovia remained on track, and with the successful North Carolina conversion in October 2011, all retail banking store conversions are complete.

Remaining integration activities are expected to be concluded by first quarter 2012.

We are pleased with our positive operating leverage and the progress we’ve made on our Compass expense management initiative. Future quarterly expenses are expected to fluctuate as our Compass initiative proceeds toward our target of $11 billion of noninterest expense for fourth quarter 2012. The target reflects expense savings initiatives that will be executed over the next five quarters. Quarterly expense trends may vary due to cyclical or seasonal factors, particularly in the first quarter of each year when higher incentive compensation and employee benefit expenses typically occur. We currently expect fourth quarter 2011 expenses to be higher than third quarter driven by costs associated with the strong mortgage pipeline, higher merger integration expenses and seasonally higher expenses at year end.

Income Tax Expense

Our effective tax rate was 33.0% and 34.4% in third quarter 2011 and 2010, respectively, and 32.1% and 34.3 % for the first nine months of 2011 and 2010, respectively. The lower effective tax rate in third quarter 2011 is primarily related to a decrease in tax expense associated with leveraged leases. In addition to the item affecting the tax rate for third quarter 2011, the decrease in the effective tax rate for the first nine months of 2011 included tax benefits from the realization for tax purposes of a previously written down investment, as well as tax benefits related to charitable donations of appreciated securities.

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

Table 4: Operating Segment Results – Highlights

					Wealth, Brokerage
	Community Banking		Wholesale Banking		and Retirement
(in billions)	2011	2010	2011	2010	2011	2010
Quarter ended September 30,
Revenue	$12.5	13.4	5.2	5.4	2.9	2.9
Net income	2.3	1.9	1.8	1.5	0.3	0.3
Average loans	491.0	522.2	253.4	227.3	43.1	42.6
Average core deposits	556.3	537.1	209.3	170.8	133.4	120.7
Nine months ended September 30,
Revenue	$37.7	41.0	16.2	16.6	9.1	8.7
Net income	6.6	5.1	5.4	4.2	1.0	0.8
Average loans	499.6	535.5	243.8	230.8	43.1	43.0
Average core deposits	552.2	533.7	195.0	164.9	128.3	121.1

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Mortgage business units.

Community Banking reported net income of $2.3 billion and revenue of $12.5 billion in third quarter 2011 and $6.6 billion and $37.7 billion, respectively, for the first nine months of 2011. Revenue decreased $951 million, or 7%, from third quarter 2010 largely due to lower mortgage banking income, as well as expected reductions in the liquidating loan portfolios and lower yielding investment security purchases, partially offset by long-term debt runoff, lower deposit costs, equity gains and debit card transaction growth. Revenue for the first nine months of 2011 decreased $3.3 billion, or 8%, compared with the same period a year ago and also reflects lower deposit servicing income as a result of the 2010 implementation of Regulation E. Net interest income decreased $554 million, or 7%, from third quarter 2010 and decreased $2.0 billion, or 8%, for the first nine months of 2011 compared with the same period a year ago, mostly due to lower average loans (down $31.2 billion for the third quarter and $35.9 billion year-to-date) as a result of planned run-off (including Home Equity and Pick-A-Pay) combined with softer loan demand, and a shift in the mix of earning assets towards lower-yielding investment securities portfolios. This decline in interest income was mitigated by continued low funding costs. Average core deposits increased $19.2 billion, or 4%, from third quarter 2010, and $18.5 billion, or 3%, for the first nine months of 2011 compared with the same period a year ago, as growth in liquid deposits more than offset planned run-off of higher-priced certificates of deposit. We generated strong growth in the number of consumer checking accounts (up a net 5.6% from third quarter 2010).

Noninterest expense decreased $432 million, or 6%, from third quarter 2010 and $292 million, or 1%, for the first nine months of 2011 compared with the same period a year ago, due to reduced expenses across most categories, led by personnel costs including FTE reductions. The provision for credit losses decreased $1.2 billion from third quarter 2010 and $5.1 billion for the first nine months of 2011 compared with the same period a year ago, as credit quality indicators in most of our consumer and business loan portfolios continued to improve. Charge-offs decreased $1.1 billion from third quarter 2010 and $3.8 billion for the first nine months of 2011 compared with the same periods a year ago, showing improvement primarily in the home equity, credit card, and small business lending portfolios. Additionally, we released $450 million of the allowance in third quarter 2011 and $2.0 billion during the first nine months of 2011, compared with $400 million and $789 million, respectively, released during the same periods a year ago.

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

Earnings Performance (continued)

Wholesale Banking reported net income of $1.8 billion in third quarter 2011, up $301 million, or 20%, from third quarter 2010. Net income increased to $5.4 billion for the first nine months of 2011 from $4.2 billion a year ago. The year over year increases in net income for the third quarter and first nine months were the result of decreases in the provision for credit losses and noninterest expenses more than offsetting decreases in revenue. Revenue in third quarter 2011 decreased $238 million, or 4%, from third quarter 2010 as broad-based growth among many businesses, including strong loan and deposit growth was offset by lower PCI resolutions, a trading loss associated with a legacy Wachovia position, and weakness in fixed income sales and trading and investment banking. Revenue decreased $344 million, or 2%, for the first nine months of 2011 compared with the same period a year ago, as broad-based growth among many businesses, including strong loan and deposit growth, was offset by lower PCI resolutions, crop insurance underwriting income and trading portfolio income. Average loans of $253.4 billion in third quarter 2011 increased 11% from third quarter 2010 driven by increases across most lending areas. Average core deposits of $209.3 billion in third quarter 2011 increased 23% from third quarter 2010, reflecting continued strong customer liquidity. Noninterest expense in third quarter 2011 decreased $30 million, or 1%, from third quarter 2010 primarily related to lower personnel expenses. Noninterest expense decreased $22 million for the first nine months of 2011 compared with the same period a year ago as lower operating losses and foreclosed asset expenses were partially offset by higher personnel expense. The provision for credit losses in third quarter 2011 declined $458 million from third quarter 2010, and included a $350 million allowance release compared with a $250 million release a year ago along with a $358 million improvement in net credit losses. The provision for credit losses declined $1.9 billion for the first nine months of 2011 compared with the same period a year ago, and included an $800 million allowance release compared with a $361 million release a year ago along with a $1.4 billion improvement in net credit losses.

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

Wealth, Brokerage and Retirement reported net income of $291 million in third quarter 2011, up $35 million, or 14%, from third quarter 2010. Net income increased to $963 million for the first nine months of 2011 from $808 million a year ago. Revenue of $2.9 billion was down 1% for third quarter 2011 compared with the same quarter a year ago and predominantly consisted of brokerage commissions, asset-based fees and net interest income. Revenue increased $434 million, or 5%, for the first nine months of 2011 compared with the same period a year ago, as higher asset-based fees were partially offset by losses on deferred compensation plan investments (offset in expense) and lower brokerage transaction revenue. Net interest income increased $31 million, or 5%, in third quarter 2011 and $70 million, or 3%, for the first nine months of 2011 compared with the same periods a year ago due to higher investment income and the impact of deposit balance growth. Average core deposits of $133.4 billion in third quarter 2011 increased 11% from third quarter 2010. Noninterest income decreased $56 million, or 3%, from third quarter 2010 due to losses on deferred compensation plan investments (offset in expense), as well as lower securities gains in the brokerage business and reduced brokerage transaction revenue. Noninterest income increased $364 million, or 5%, for the first nine months of 2011 compared with the same period a year ago, as higher asset-based fees exceeded losses on deferred compensation plan investments (offset in expense) and lower brokerage transaction revenue. Noninterest expense decreased $52 million, or 2%, from third quarter 2010 primarily due to lower deferred compensation, partially offset by growth in personnel cost largely due to increased broker commissions, driven by higher production levels, and increased non-personnel costs. Noninterest expense increased $254 million, or 4%, for the first nine months of 2011 compared with the same period a year ago, primarily due to growth in personnel cost driven by higher broker commissions offset by lower deferred compensation. The provision for credit losses decreased $29 million, or 38%, in third quarter 2011 and $71 million, or 32%, in the first nine months of 2011 compared with the same periods a year ago due to lower loan net charge-offs.

Balance Sheet Analysis

At September 30, 2011, our total loans and core deposits were up from December 31, 2010. At September 30, 2011, core deposits funded 112% of the loan portfolio, and we have significant capacity to add higher yielding earning assets to generate future revenue and earnings growth. The strength of our business model produced record earnings and high rates of internal capital generation as reflected in our improved capital ratios. Tier 1 capital increased to 11.26% as a percentage of total risk-weighted assets, and Tier 1 common equity to 9.34% at

September 30, 2011, up from 11.16% and 8.30%, respectively, at December 31, 2010. Total capital was 14.86% and Tier 1 leverage was 8.97%, compared with 15.01% and 9.19%, respectively, at December 31, 2010.

The following discussion provides additional information about the major components of our balance sheet. Information about changes in our asset mix and about our capital is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections of this Report.

Securities Available for Sale

Table 5: Securities Available for Sale – Summary

	September 30, 2011			December 31, 2010

(in millions)	Cost	Net unrealized gain	Fair value	Cost	Net unrealized gain	Fair value
Debt securities available for sale	$197,183	6,400	203,583	160,071	7,394	167,465
Marketable equity securities	3,158	435	3,593	4,258	931	5,189
Total securities available for sale	$200,341	6,835	207,176	164,329	8,325	172,654

Table 5 presents a summary of our securities available-for-sale portfolio. Securities available for sale consist of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of very liquid, high quality federal agency debt and privately issued MBS. The total net unrealized gains on securities available for sale were $6.8 billion at September 30, 2011, down from net unrealized gains of $8.3 billion at December 31, 2010, primarily due to widening credit spreads.

We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $470 million OTTI write-downs recognized in the first nine months of 2011, $365 million related to debt securities. There were $16 million in OTTI write-downs for marketable equity securities and there were $89 million in OTTI write-downs related to nonmarketable equity securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies – Securities) in our 2010 Form 10-K and Note 4 (Securities Available for Sale) to Financial Statements in this Report.

At September 30, 2011, debt securities available for sale included $27 billion of municipal bonds, of which 81% were rated “A-” or better based on external and, in some cases, internal ratings. Additionally, some of these bonds are guaranteed against loss by bond insurers. These bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. These municipal bonds will continue to be monitored as part of our ongoing impairment analysis of our securities available for sale.

The weighted-average expected maturity of debt securities available for sale was 4.9 years at September 30, 2011. Because 59% of this portfolio is MBS, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in Table 6.

Table 6: Mortgage-Backed Securities

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At September 30, 2011	$119.9	5.6	3.9
At September 30, 2011, assuming a 200 basis point:
Increase in interest rates	110.3	(4.0)	5.2
Decrease in interest rates	124.4	10.1	3.2

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

Balance Sheet Analysis (continued)

Loan Portfolio

Total loans were $760.1 billion at September 30, 2011, up $2.8 billion from December 31, 2010. Increased balances in many commercial loan portfolios predominantly offset the continued reduction in the non-strategic and liquidating portfolios, which have declined $16.8 billion since December 31, 2010. Included in the growth of loans from year end 2010 was the purchase of $1.1 billion of loans from Bank of Ireland, which were all U.S.-based and largely commercial real estate. Additional information on the non-strategic and liquidating portfolios is included in Table 11 in the “Credit Risk Management” section of this Report.

Table 7: Loan Portfolios

	September 30, 2011			December 31, 2010
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$333,513	6,321	339,834	314,123	7,935	322,058
Consumer	310,084	110,188	420,272	309,840	125,369	435,209
Total loans	$643,597	116,509	760,106	623,963	133,304	757,267

A discussion and comparative detail of average loan balances are included in Table 1 under “Earnings Performance – Net Interest Income” earlier in this Report. Additional information on total loans outstanding by portfolio segment and class of financing receivable is included in the “Credit Risk Management” section in this Report. Period-end balances and other loan related information are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Deposits

Deposits totaled $895.4 billion at September 30, 2011, compared with $847.9 billion at December 31, 2010, reflecting flight to quality activity during third quarter 2011 and new account growth. Table 8 provides additional information regarding deposits. Comparative detail of average deposit balances is provided in Table 1 under “Earnings Performance – Net Interest Income” earlier in this Report. Total core deposits were $849.6 billion at September 30, 2011, up $51.4 billion from $798.2 billion at December 31, 2010.

Table 8: Deposits

(in millions)	Sept. 30, 2011	% of total deposits		Dec. 31, 2010	% of total deposits	% Change

Noninterest-bearing	$229,845	26%		$191,231	23%	20
Interest-bearing checking	42,269	5		63,440	7	(33)
Market rate and other savings	470,568	52		431,883	51	9
Savings certificates	65,869	7		77,292	9	(15)
Foreign deposits (1)	41,081	5		34,346	4	20

Core deposits	849,632	95		798,192	94	6
Other time and savings deposits	19,510	2		19,412	2	1
Other foreign deposits	26,286	3		30,338	4	(13)

Total deposits	$895,428	10	0%	$847,942	100%	6

(1)	Reflects Eurodollar sweep balances included in core deposits.

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

Table 9: Fair Value Level 3 Summary

	September 30, 2011		December 31, 2010
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)

Assets carried at fair value	$324.9	49.8	293.1	47.9
As a percentage of total assets	25%	4	23	4

Liabilities carried at fair value	$27.0	5.1	21.2	6.4
As a percentage of total liabilities	2%	*	2	1

*	Less than 1%.
(1)	Before derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information regarding our use of fair valuation of financial instruments, our related measurement techniques and the impact to our financial statements.

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

Credit Risk Management

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sept. 30, 2011	Dec. 31, 2010

Commercial:
Commercial and industrial	$164,510	151,284
Real estate mortgage	104,363	99,435
Real estate construction	19,719	25,333
Lease financing	12,852	13,094
Foreign (1)	38,390	32,912

Total commercial	339,834	322,058

Consumer:
Real estate 1-4 family first mortgage	223,758	230,235
Real estate 1-4 family junior lien mortgage	88,264	96,149
Credit card	21,650	22,260
Other revolving credit and installment	86,600	86,565

Total consumer	420,272	435,209

Total loans	$760,106	757,267

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

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

Non-Strategic and Liquidating Portfolios We continually evaluate and modify our credit policies to address appropriate levels of risk. Accordingly, from time to time, we designate certain portfolios and loan products as non-strategic or liquidating to cease their continued origination as we actively work to limit losses and reduce our exposures.

Table 11 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and other PCI loans acquired from Wachovia as well as some portfolios from legacy Wells Fargo Home Equity and Wells Fargo Financial. Effective first quarter 2011, we added our education finance government guaranteed loan portfolio to the non-strategic and liquidating portfolios as there is no longer a U.S. Government guaranteed student loan program available to private financial institutions pursuant to legislation in 2010. The non-strategic and liquidating loan portfolios have decreased 39% since the merger with Wachovia at December 31, 2008, and decreased 13% from the end of 2010.

Table 11: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance

(in millions)	Sept. 30, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008

Commercial:
Legacy Wachovia commercial and industrial, CRE and foreign PCI loans (1)	$6,321	7,935	12,988	18,704

Total commercial	6,321	7,935	12,988	18,704

Consumer:
Pick-a-Pay mortgage (1)	67,361	74,815	85,238	95,315
Liquidating home equity	5,982	6,904	8,429	10,309
Legacy Wells Fargo Financial indirect auto	3,101	6,002	11,253	18,221
Legacy Wells Fargo Financial debt consolidation	17,186	19,020	22,364	25,299
Education Finance - government guaranteed (2)	15,611	17,510	21,150	20,465
Legacy Wachovia other PCI loans (1)	947	1,118	1,688	2,478

Total consumer	110,188	125,369	150,122	172,087

Total non-strategic and liquidating loan portfolios	$116,509	133,304	163,110	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.
(2)	Effective first quarter 2011, we included our education finance government guaranteed loan portfolio as there is no longer a U.S. Government guaranteed student loan program available to private financial institutions, pursuant to legislation in 2010. Prior periods have been adjusted to reflect this change.

The Wells Fargo Financial debt consolidation portfolio included $1.1 billion of loans at September 30, 2011, that were considered prime based on secondary market standards, compared with $1.2 billion at December 31, 2010. The remainder is non-prime but was originated with standards to reduce credit risk. Wells Fargo Financial ceased originating loans and leases through its indirect auto business channel by the end of 2008.

The home equity liquidating portfolio was designated in fourth quarter 2007 from loans generated through third party channels. This portfolio is discussed in more detail below in the “Credit Risk Management – Home Equity Portfolios” section of this Report.

Information about the liquidating PCI and Pick-a-Pay loan portfolios is provided in the discussion of loan portfolios that follows.

Risk Management – Credit Risk Management (continued)

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are accounted for using the measurement provisions for PCI loans. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008.

A nonaccretable difference is established for PCI loans to absorb losses expected on those loans at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses.

Substantially all commercial and industrial, CRE and foreign PCI loans are accounted for as individual loans. Conversely, Pick-a-Pay and other consumer PCI loans have been aggregated into several pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Resolutions of loans may include sales to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. Our policy is to remove an individual PCI loan from a pool based on comparing the amount received from its resolution with its contractual amount. Any difference between these amounts is absorbed by the nonaccretable difference. This removal method assumes that the amount received from resolution approximates pool performance expectations. The accretable yield percentage is unaffected by the resolution and any changes in the effective yield for the remaining loans in the pool are addressed by our quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full, there is no release of the nonaccretable difference for the pool because there is no difference between the amount received at resolution and the contractual amount of the loan. Modified PCI loans are not removed from a pool even if those loans would otherwise be deemed troubled debt restructurings (TDRs). Modified PCI loans that are accounted for individually are TDRs, and removed from PCI accounting, if there has been a concession granted in excess of the original nonaccretable difference. We include these TDRs in our impaired loans.

In the first nine months of 2011, we recognized in income $184 million released from nonaccretable difference related to commercial PCI loans due to payoffs and other resolutions. We also transferred $318 million from the nonaccretable difference to the accretable yield for PCI loans with improving credit-related cash flows and absorbed $1.6 billion of losses from loan resolutions and write-downs with the nonaccretable difference. Table 12 provides an analysis of changes in the nonaccretable difference.

Table 12: Changes in Nonaccretable Difference for PCI Loans

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total
Balance at December 31, 2008	$10,410	26,485	4,069	40,964
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(330)	-	-	(330)
Loans resolved by sales to third parties (2)	(86)	-	(85)	(171)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(138)	(27)	(276)	(441)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(4,853)	(10,218)	(2,086)	(17,157)

Balance at December 31, 2009	5,003	16,240	1,622	22,865
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(817)	-	-	(817)
Loans resolved by sales to third parties (2)	(172)	-	-	(172)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(726)	(2,356)	(317)	(3,399)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(1,698)	(2,959)	(391)	(5,048)

Balance at December 31, 2010	1,590	10,925	914	13,429
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(154)	-	-	(154)
Loans resolved by sales to third parties (2)	(30)	-	-	(30)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(297)	-	(21)	(318)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(151)	(1,282)	(207)	(1,640)

Balance at September 30, 2011	$958	9,643	686	11,287

Balance at June 30, 2011	$1,192	10,136	733	12,061
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(65)	-	-	(65)
Loans resolved by sales to third parties (2)	(5)	-	-	(5)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(108)	-	-	(108)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(56)	(493)	(47)	(596)

Balance at September 30, 2011	$958	9,643	686	11,287

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.

(2)	Release of the nonaccretable difference as a result of sales to third parties increases other noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

(4)	Write-downs to net realizable value of PCI loans are absorbed by the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Risk Management – Credit Risk Management (continued)

Since December 31, 2008, we have released $5.8 billion of nonaccretable difference, including $4.1 billion transferred from the nonaccretable difference to the accretable yield and $1.7 billion released to income through loan resolutions. We have provided $1.8 billion in the allowance for credit losses for PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $4.0 billion reduction from December 31, 2008, through September 30, 2011, in our initial expected losses on all PCI loans.

At September 30, 2011, the allowance for credit losses on certain PCI loans was $302 million. The allowance is necessary to absorb credit-related decreases since acquisition in cash flows expected to be collected and primarily relates to individual PCI loans. Table 13 analyzes the actual and projected loss results on PCI loans since acquisition through September 30, 2011.

Table 13: Actual and Projected Loss Results on PCI Loans

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total

Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	$(1,301)	-	-	(1,301)
Loans resolved by sales to third parties (2)	(288)	-	(85)	(373)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,161)	(2,383)	(614)	(4,158)

Total releases of nonaccretable difference due to better than expected losses	(2,750)	(2,383)	(699)	(5,832)
Provision for losses due to credit deterioration (4)	1,694	-	106	1,800

Actual and projected losses on PCI loans less than originally expected	$(1,056)	(2,383)	(593)	(4,032)

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.

(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

(4)	Provision for additional losses is recorded as a charge to income when it is estimated that the cash flows expected to be collected for a PCI loan or pool of loans may not support full realization of the carrying value.

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

COMMERCIAL REAL ESTATE (CRE) The CRE portfolio consists of both CRE mortgage loans and CRE construction loans. The combined CRE loans outstanding at September 30, 2011, was $124.1 billion, or 16% of total loans. CRE construction loans totaled $19.7 billion at September 30, 2011, and CRE mortgage loans totaled $104.4 billion, of which 35% was to owner-occupants. Table 14 summarizes CRE loans by state and property type with the related nonaccrual totals. CRE nonaccrual loans totaled 5% of the non-PCI CRE outstanding balance at September 30, 2011, a decline of 7% from the prior quarter. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Florida, which represented 25% and 10% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 25% and industrial/warehouse at 11% of the portfolio. The quarter ended with $22.4 billion of criticized non-PCI CRE mortgage loans, a decrease of 14% from December 31, 2010, and $7.6 billion of criticized non-PCI construction loans, a decrease of 32% from December 31, 2010. Total criticized non-PCI CRE loans remained relatively high as a result of the continued challenging conditions in the real estate market. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further detail on criticized loans.

The underwriting of CRE loans primarily focuses on cash flows inherent in the creditworthiness of the customer, in addition to collateral valuations. To identify and manage newly emerging problem CRE loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates. Management is engaged to identify issues and dedicated workout groups are in place to manage problem loans. At September 30, 2011, the recorded investment in PCI CRE loans totaled $4.7 billion, down from $12.3 billion at December 31, 2008, reflecting the reduction resulting from loan resolutions and write-downs.

Risk Management – Credit Risk Management (continued)

Table 14: CRE Loans by State and Property Type

	September 30, 2011
	Real estate mortgage			Real estate construction		Total			% of total loans
(in millions)	Nonaccrual loans	Outstanding balance (1)		Nonaccrual loans	Outstanding balance (1)	Nonaccrual loans	Outstanding balance (1)

By state:
PCI loans (1):
California	$-	587		-	139	-	726		* %
Florida	-	428		-	259	-	687		*
New York	-	402		-	195	-	597		*
Virginia	-	205		-	148	-	353		*
North Carolina	-	78		-	247	-	325		*
Other	-	1,108		-	854	-	1,962	(2)	*

Total PCI loans	$-	2,808		-	1,842	-	4,650		* %

All other loans:
California	$1,147	27,489		372	3,270	1,519	30,759		4%
Florida	669	9,384		293	1,719	962	11,103		2
Texas	313	7,202		106	1,554	419	8,756		1
New York	27	4,303		4	1,096	31	5,399		*
North Carolina	320	4,358		167	1,017	487	5,375		*
Virginia	91	3,568		17	1,281	108	4,849		*
Arizona	230	3,819		53	645	283	4,464		*
Georgia	261	3,700		173	614	434	4,314		*
Colorado	103	3,081		41	490	144	3,571		*
Washington	62	2,959		24	495	86	3,454		*
Other	1,206	31,692		665	5,696	1,871	37,388	(3)	5

Total all other loans	$4,429	101,555		1,915	17,877	6,344	119,432		16%

Total	$4,429	104,363		1,915	19,719	6,344	124,082		16%

By property:
PCI loans (1):
Apartments	$-	702		-	375	-	1,077		* %
Office buildings	-	904		-	152	-	1,056		*
1-4 family land	-	161		-	306	-	467		*
Land (excluding 1-4 family)	-	28		-	371	-	399		*
Retail (excluding shopping center)	-	271		-	98	-	369		*
Other	-	742		-	540	-	1,282		*

Total PCI loans	$-	2,808		-	1,842	-	4,650		* %

All other loans:
Office buildings	$1,082	28,766		52	1,724	1,134	30,490		4%
Industrial/warehouse	547	13,081		43	537	590	13,618		2
Apartments	299	9,832		155	2,550	454	12,382		2
Retail (excluding shopping center)	640	11,530		60	740	700	12,270		2
Shopping center	298	8,286		113	1,328	411	9,614		1
Real estate-other	355	9,126		15	263	370	9,389		1
Hotel/motel	284	7,003		23	741	307	7,744		1
Land (excluding 1-4 family)	70	429		587	6,086	657	6,515		*
Institutional	103	2,865		4	252	107	3,117		*
Agriculture	174	2,612		2	24	176	2,636		*
Other	577	8,025		861	3,632	1,438	11,657		2

Total all other loans	$4,429	101,555		1,915	17,877	6,344	119,432		16%

Total	$4,429	104,363	(4)	1,915	19,719	6,344	124,082		16%

*	Less than 1%.
(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	Includes 34 states; no state had loans in excess of $323 million.
(3)	Includes 40 states; no state had loans in excess of $3.0 billion.
(4)	Includes $36.5 billion of loans to owner-occupants where 51% or more of the property is used in the conduct of their business.

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING For purposes of portfolio risk management, we aggregate commercial and industrial loans and lease financing according to market segmentation and standard industry codes. Table 15 summarizes commercial and industrial loans and lease financing by industry with the related nonaccrual totals. Across our non-PCI commercial loans and leases, the commercial and industrial loans and lease financing portfolio generally experienced better credit improvement than our CRE portfolios in third quarter 2011. Of the total commercial and industrial loans and lease financing non-PCI portfolio, 0.06% was 90 days or more past due and still accruing, 1.24% was nonaccruing and 13.3% was criticized. In comparison, of the total non-PCI CRE portfolio, 0.22% was 90 days or more past due and still accruing, 5.31% was nonaccruing and 25.1% was criticized. Also, the annualized net-charge off rate for both portfolios declined from third quarter 2010. We believe the commercial and industrial loans and lease financing portfolio is well underwritten and is diverse in its risk with relatively even concentrations across several industries. Our credit risk management process for this portfolio primarily focuses on a customer’s ability to repay the loan through their cash flow.

A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term liquid assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.

Table 15: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2011
(in millions)	Nonaccrual loans	Outstanding balance(1)		% of total loans

PCI loans (1):
Technology	$-	146		* %
Healthcare	-	49		*
Aerospace and defense	-	38		*
Residential construction	-	35		*
Investors	-	26		*
Media	-	23		*
Other	-	166	(2)	*

Total PCI loans	$-	483		* %

All other loans:
Financial institutions	$121	13,958		2%
Cyclical retailers	46	10,468		1
Food and beverage	42	9,631		1
Oil and gas	113	9,242		1
Healthcare	73	8,835		1
Investors	1	7,559		*
Industrial equipment	46	7,558		*
Real estate	93	7,430		*
Transportation	27	6,679		*
Business services	42	6,083		*
Technology	68	6,079		*
Public administration	39	5,702		*
Other	1,488	77,655	(3)	10

Total all other loans	$2,199	176,879		23%

Total	$2,199	177,362		23%

*	Less than 1%.
(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	No other single category had loans in excess of $22.4 million.
(3)	No other single category had loans in excess of $5.2 billion. The next largest categories included utilities, hotel/restaurant, securities firms, non-residential construction and leisure.

Risk Management – Credit Risk Management (continued)

During the current credit cycle, we have experienced an increase in loans requiring risk mitigation activities including the restructuring of loan terms and requests for extensions of commercial and industrial and CRE loans. All actions are based on a re-underwriting of the loan and our assessment of the borrower’s ability to perform under the agreed-upon terms. For loans that are granted an extension, borrowers are generally performing in accordance with the contractual loan terms. Extension terms generally range from six to thirty-six months and may require that the borrower provide additional economic support in the form of partial repayment, or additional collateral or guarantees. In cases where the value of collateral or financial condition of the borrower is insufficient to repay our loan, we may rely upon the support of an outside repayment guarantee in providing the extension.

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

In considering the accrual status of the loan, we evaluate the collateral and future cash flows as well as the anticipated support of any repayment guarantor. In many cases the strength of the guarantor provides sufficient assurance that full repayment of the loan is expected. When full and timely collection of the loan becomes uncertain, including the performance of the guarantor, we place the loan on nonaccrual status and we charge-off all or a portion of the loan based on the fair value of the collateral securing the loan, if any.

At the time of restructuring, we evaluate if the loan should be classified as a TDR, and account for it accordingly. For more information on TDRs, see “Troubled Debt Restructurings” later in this section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

FOREIGN LOANS At September 30, 2011, foreign loans represented approximately 5% of our total consolidated loans outstanding and approximately 3% of our total assets. The only individual foreign country with cross-border outstandings, defined to include loans, acceptances, interest-bearing deposits with other banks, other interest bearing investments and any other monetary assets, that exceeded 0.75% of our consolidated assets at September 30, 2011, was the United Kingdom. The United Kingdom cross-border outstandings amounted to approximately $12.8 billion, or 0.98% of our consolidated assets, and included $2.2 billion of sovereign claims.

At September 30, 2011, our gross outside exposure to Greece, Ireland, Italy, Portugal and Spain, including cross-border claims on an ultimate risk basis, and foreign exchange and derivative products, aggregated approximately $3.1 billion, and we held no sovereign claims against these countries. On the same basis, our exposure to the Eurozone (the seventeen European Union member states that have adopted the euro as their common currency and sole legal tender) was $14.0 billion, including $256 million in sovereign claims against Eurozone countries. At September 30, 2011, we did not have any sovereign credit default swaps that we have written or received associated with Greece, Ireland, Italy, Portugal and Spain, nor did we have any sovereign credit default swaps written or received associated with the Eurozone.

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

Risk Management – Credit Risk Management (continued)

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS Our real estate 1-4 family mortgage loans primarily include loans we have made to customers and retained as part of our asset liability management strategy. These loans also include the Pick-a-Pay Portfolio acquired from Wachovia and the Home Equity Portfolio, which are discussed below. In addition, these loans include other purchased loans and loans included on our balance sheet due to the adoption of consolidation accounting guidance related to VIEs.

Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time using market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. AVMs are generally used in underwriting to support property values on loan originations only where the loan amount is under $250,000. We generally require property visitation appraisals by a qualified independent appraiser for larger residential property loans.

Some of our real estate 1-4 family first and junior lien mortgage loans include an interest-only feature as part of the loan terms. These interest-only loans were approximately 22% of total loans at September 30, 2011 and 25% at December 31, 2010. Substantially all of these interest-only loans at origination were considered to be prime or near prime.
We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. Our liquidating option ARM portfolio was acquired from Wachovia.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. Loans are underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. As a participant in the U.S. Treasury’s Making Home Affordable (MHA) programs, we are focused on helping customers stay in their homes. The MHA programs create a standardization of modification terms including incentives paid to borrowers, servicers, and investors. MHA includes the Home Affordable Modification Program (HAMP) for first lien loans and the Second Lien Modification Program (2MP) for junior lien loans. Under both our proprietary programs and the MHA programs, we may provide concessions such as interest rate reductions, forbearance of principal, and in some cases, principal forgiveness. These programs generally include trial payment periods of three to four months, and after successful completion and compliance with terms during this period, the loan is modified and accounted for as a troubled debt restructured loan. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for discussion on how we determine the allowance attributable to our modified residential real estate portfolios.

The concentrations of real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans (3% of this amount were PCI loans from Wachovia) at September 30, 2011, mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans. We continuously monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. The delinquency metric has held stable and the other two risk metrics have shown improvement during 2011, on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at September 30, 2011, totaled $18.5 billion, or 7%, of total non-PCI mortgages, down 9% from December 31, 2010. Loans with FICO scores lower than 640 totaled $44.7 billion at September 30, 2011 or 16% of all non-PCI mortgages, a decline of 12% from year-end 2010. Mortgages with a LTV/CLTV greater than 100% totaled $74.0 billion at September 30, 2011 or 26% of total non-PCI mortgages, a 13% decline from year-end 2010. Information regarding credit risk trends can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 16: Real Estate 1-4 Family Mortgage Loans by State

	September 30, 2011
	Real estate	Real estate	Total real
	1-4 family	1-4 family	estate 1-4	% of
	first	junior lien	family	total
(in millions)	mortgage	mortgage	mortgage	loans

PCI loans:
California	$19,793	43	19,836	3%
Florida	2,792	41	2,833	*
New Jersey	1,290	25	1,315	*
Other (1)	6,571	107	6,678	*

Total PCI loans	$30,446	216	30,662	4%

All other loans:
California	$54,731	24,511	79,242	10%
Florida	16,278	7,903	24,181	3
New Jersey	9,208	6,389	15,597	2
New York	8,899	3,655	12,554	2
Virginia	6,071	4,515	10,586	1
Pennsylvania	6,169	4,004	10,173	1
North Carolina	5,824	3,608	9,432	1
Georgia	4,709	3,436	8,145	1
Texas	6,589	1,377	7,966	1
Other (2)	74,834	28,650	103,484	15

Total all other loans	$193,312	88,048	281,360	37%

Total	$223,758	88,264	312,022	41%

*	Less than 1%.
(1)	Consists of 46 states; no state had loans in excess of $726 million.
(2)	Consists of 41 states; no state had loans in excess of $6.6 billion. Includes $17.7 billion in loans that are insured by the Federal Housing Authority (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Risk Management – Credit Risk Management (continued)

PICK-A-PAY PORTFOLIO The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans. The Pick-a-Pay portfolio is a liquidating portfolio, as Wachovia ceased originating new Pick-a-Pay loans in 2008.

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

Table 17: Pick-a-Pay Portfolio - Balances Over Time

			December 31,
	September 30, 2011		2010		2008
	Adjusted		Adjusted		Adjusted
	unpaid		unpaid		unpaid
	principal	% of	principal	% of	principal	% of
(in millions)	balance (1)	total	balance (1)	total	balance (1)	total

Option payment loans	$41,335	55%	$49,958	59%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	10,231	13	11,070	13	15,763	14
Full-term loan modifications	23,990	32	23,132	28	-	-

Total adjusted unpaid principal balance	$75,556	100%	$84,160	100%	$115,700	100%

Total carrying value	$67,361		74,815		95,315

(1)	Adjusted unpaid principal includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

PCI loans in the Pick-a-Pay portfolio had an adjusted unpaid principal balance of $38.1 billion and a carrying value of $29.7 billion at September 30, 2011. The carrying value of the PCI loans is net of remaining purchase accounting write-downs, which reflected their fair value at acquisition. At acquisition, we recorded a $22.4 billion write-down in purchase accounting on Pick-a-Pay loans that were impaired.

Pick-a-Pay option payment loans may be adjustable or fixed rate. They are home mortgages on which the customer has the option each month to select from among four payment options: (1) a minimum payment as described below, (2) an interest-only payment, (3) a fully amortizing 15-year payment, or (4) a fully amortizing 30-year payment.

The minimum monthly payment for substantially all of our Pick-a-Pay loans is reset annually. The new minimum monthly payment amount usually cannot increase by more than 7.5% of the then-existing principal and interest payment amount. The minimum payment may not be sufficient to pay the monthly interest due and in those situations a loan on which the customer has made a minimum payment is subject to “negative amortization,” where unpaid interest is added to the principal balance of the loan. The amount of interest that has been added to a loan balance is referred to as “deferred interest.” Total deferred interest of $2.1 billion at September 30, 2011, down from $2.7 billion at December 31, 2010, was due to loan modification efforts as well as falling interest rates resulting in the minimum payment option covering interest and some principal on many loans. Approximately 82% of the Pick-a-Pay customers making a minimum payment in September 2011 did not defer interest.

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

Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap: $2 million for the remainder of 2011, $3 million in 2012, and $24 million in 2013. In third quarter 2011, $0.4 million was recast based on reaching the principal cap. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change at the recast date greater than the annual 7.5% reset: $2 million for the remainder of 2011, $61 million in 2012, and

$255 million in 2013. In third quarter 2011, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $5 million.

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

Table 18: Pick-a-Pay Portfolio (1)

	September 30, 2011
	PCI loans				All other loans
				Ratio of		Ratio of
	Adjusted			carrying		carrying
	unpaid	Current		value to		value to
	principal	LTV	Carrying	current	Carrying	current
(in millions)	balance (2)	ratio (3)	value (4)	value (5)	value (4)	value (5)

California	$25,833	119%	$19,721	90%	$18,372	84%
Florida	3,461	122	2,651	89	3,871	101
New Jersey	1,359	92	1,229	82	2,380	78
Texas	348	79	319	72	1,536	64
New York	765	93	684	82	1,035	81
Other states	6,294	110	5,111	88	10,452	86

Total Pick-a-Pay loans	$38,060		$29,715		$37,646

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2011.

(2)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(3)	The current LTV ratio is calculated as the adjusted unpaid principal balance divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

(4)	Carrying value, which does not reflect the allowance for loan losses, includes remaining purchase accounting adjustments, which, for PCI loans may include the nonaccretable difference and the accretable yield and, for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.

(5)	The ratio of carrying value to current value is calculated as the carrying value divided by the collateral value.

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

In third quarter 2011, we completed more than 5,000 proprietary and HAMP Pick-a-Pay loan modifications and have completed more than 96,000 modifications since the Wachovia acquisition, resulting in $4.0 billion of principal forgiveness to our Pick-a-Pay customers. As announced in October 2010, we entered into agreements with certain state attorneys general whereby we agreed to offer loan modifications to eligible Pick-a-Pay customers through June 2013. These agreements cover the majority of our option payment loan portfolio and require that we offer modifications (both HAMP and proprietary) to eligible customers with the option payment loan product. In response to these agreements, we developed an enhanced proprietary modification product that allows for various means of principal forgiveness along with changes to other loan terms. Given that these agreements cover all modification efforts to eligible customers for the applicable states, a majority of our modifications (both HAMP and proprietary) for our Pick-a-Pay loan portfolio performed in third quarter 2011 were consistent with these agreements.

Due to better than expected performance observed on the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $2.4 billion from the nonaccretable difference to the accretable yield since acquisition. This performance is primarily attributable to significant modification efforts as well as the portfolio’s delinquency stabilization. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average life of approximately 11 years. The accretable yield percentage in third quarter 2011 was 4.11%, down from 4.54% in fourth quarter 2010. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be impacted by the pace and degree of improvements in the U.S. economy and housing markets and

Risk Management – Credit Risk Management (continued)

projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield percentage and the estimated weighted-average life of the portfolio.

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

We continuously monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. We have observed that the severity of loss for junior lien mortgages is high and generally not affected by whether we or a third party own or service the related first mortgage, but that the frequency of loss is lower when we own or service the first mortgage. In general, we have limited information available on the delinquency status of the third party owned or serviced senior lien where we also have a junior lien. To capture this inherent loss content, we use the experience of our junior lien mortgages behind delinquent first liens that are owned or serviced by us adjusted for observed higher delinquency rates associated with junior lien mortgages behind third party first mortgages. We incorporate this inherent loss content into our allowance for loan losses. During second quarter 2011, we refined our allowance process related to this loss content, which added $210 million to our allowance. We did not make any refinements to the allowance process for these loans in third quarter 2011. Table 19 summarizes delinquency and loss rates by the holder of the lien.

Table 19: Home Equity Portfolios Performance by Holder of 1st Lien (1)

	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
	Sept. 30,	June 30,	Sept. 30,	June 30,	Sept. 30,	June 30,
(in millions)	2011	2011	2011	2011	2011	2011

First lien lines	$21,011	20,941	3.00%	2.85	0.91	0.82
Junior lien behind:
Wells Fargo owned or serviced first lien	44,403	44,963	2.83	2.78	3.43	3.76
Third party first lien	43,668	44,779	3.58	3.53	4.11	4.32

Total	$109,082	110,683	3.16	3.09	3.22	3.43

(1)	Excludes PCI loans and includes $1.5 billion and $1.6 billion at September 30 and June 30, 2011, respectively, associated with the Pick-a-Pay portfolio.

We also monitor the number of borrowers paying the minimum amount due on a monthly basis. In September 2011, approximately 93% of our borrowers with home equity line outstanding balances paid at least the minimum amount due, which included 47% of our borrowers paying only the minimum amount due.

The home equity liquidating portfolio includes home equity loans generated through third party channels, including correspondent loans. This liquidating portfolio represents less than 1% of our total loans outstanding at September 30, 2011, and contains some of the highest risk in our home equity portfolio, with a loss rate of 8.97% compared with 2.88% for the core (non-liquidating) home equity portfolio. Table 20 shows the credit attributes of the core and liquidating home equity portfolios and lists the top five states. California loans represent the largest state concentration in each of these portfolios. The decrease in outstanding balances primarily reflects loan paydowns and charge-offs. As of September 30, 2011, 35% of the outstanding balance of the core home equity portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. CLTV means the ratio of the total unpaid principal balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion of the outstanding balances of these loans (the outstanding amount that was in excess of the most recent property collateral value) totaled 17% of the core home equity portfolio at September 30, 2011.

Table 20: Home Equity Portfolios (1)

	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in millions)	2011	2010	2011	2010	2011	2010

Core portfolio (2)
California	$26,061	27,850	2.95%	3.30	3.41	3.95
Florida	11,099	12,036	4.99	5.46	4.42	5.84
New Jersey	8,113	8,629	3.61	3.44	2.17	1.83
Virginia	5,349	5,667	2.14	2.33	1.67	1.70
Pennsylvania	5,174	5,432	2.57	2.48	1.38	1.11
Other	47,304	50,976	2.75	2.83	2.64	2.86

Total	103,100	110,590	3.07	3.24	2.88	3.24

Liquidating portfolio
California	2,119	2,555	5.47	6.66	12.62	13.48
Florida	275	330	7.20	8.85	11.06	10.59
Arizona	119	149	6.66	6.91	18.30	18.45
Texas	101	125	1.01	2.02	3.07	2.95
Minnesota	78	91	3.92	5.39	6.11	8.73
Other	3,290	3,654	4.04	4.53	6.20	6.46

Total	5,982	6,904	4.69	5.54	8.97	9.49

Total core and liquidating portfolios	$109,082	117,494	3.16	3.37	3.22	3.61

(1)	Consists predominantly of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate, excluding PCI loans.

(2)	Includes $1.5 billion and $1.7 billion at September 30, 2011, and December 31, 2010, respectively, associated with the Pick-a-Pay portfolio.

CREDIT CARDS Our credit card portfolio totaled $21.7 billion at September 30, 2011, which represented 3% of our total outstanding loans. The quarterly net charge-off rate (annualized) for our credit card loans declined for the last six consecutive quarters and was 4.90% for third quarter 2011 compared with 9.06% for third quarter 2010.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $86.6 billion at September 30, 2011, and predominantly include automobile, student and security-based margin loans. The quarterly loss rate (annualized) for other revolving credit and installment loans was 1.19% for third quarter 2011 compared with 1.84% for third quarter 2010. Excluding government guaranteed student loans, the loss rates were 1.42% and 2.29% for third quarter 2011 and 2010, respectively.

Risk Management – Credit Risk Management (continued)

NONACCRUAL LOANS AND FORECLOSED ASSETS   We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection; or
•	part of the principal balance has been charged off and no restructuring has occurred.

Table 21 shows a declining quarterly trend for total nonaccrual loans.

Table 21: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010

		% of		% of		% of		% of
		total		total		total		total
($ in millions)	Balance	loans	Balance	loans	Balance	loans	Balance	loans

Commercial:
Commercial and industrial	$2,128	1.29%	$2,393	1.52%	$2,653	1.76%	$3,213	2.12%
Real estate mortgage	4,429	4.24	4,691	4.62	5,239	5.18	5,227	5.26
Real estate construction	1,915	9.71	2,043	9.56	2,239	9.79	2,676	10.56
Lease financing	71	0.55	79	0.61	95	0.73	108	0.82
Foreign	68	0.18	59	0.16	86	0.24	127	0.39

Total commercial (1)	8,611	2.53	9,265	2.80	10,312	3.19	11,351	3.52

Consumer:
Real estate 1-4 family first mortgage (2)	11,024	4.93	11,427	5.13	12,143	5.36	12,289	5.34
Real estate 1-4 family junior lien mortgage	2,035	2.31	2,098	2.33	2,235	2.40	2,302	2.39
Other revolving credit and installment	230	0.27	255	0.29	275	0.31	300	0.35

Total consumer	13,289	3.16	13,780	3.27	14,653	3.42	14,891	3.42

Total nonaccrual loans (3)(4)(5)	21,900	2.88	23,045	3.06	24,965	3.32	26,242	3.47

Foreclosed assets:
Government insured/guaranteed (6)	1,336		1,320		1,457		1,479
Non-government
insured/guaranteed	3,608		3,541		4,055		4,530

Total foreclosed assets	4,944		4,861		5,512		6,009

Total nonperforming assets	$26,844	3.53%	$27,906	3.71%	$30,477	4.06%	$32,251	4.26%

Reduction in NPAs from prior quarter	$(1,062)		(2,571)		(1,774)		(2,181)

(1)	Includes LHFS of $37 million, $52 million, $17 million and $3 million at September 30, June 30 and March 31, 2011, and December 31, 2010, respectively.

(2)	Includes MHFS of $311 million, $304 million, $430 million and $426 million at September 30, June 30 and March 31, 2011, and December 31, 2010, respectively.

(3)	Excludes loans acquired from Wachovia that are accounted for as PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(4)	Real estate 1-4 family mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veteran Affairs (VA) and student loans predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program are not placed on nonaccrual status because they are insured or guaranteed.

(5)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2010 Form 10-K for further information on impaired loans.

(6)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans is classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

Total NPAs were $26.8 billion (3.53% of total loans) at September 30, 2011, and included $21.9 billion of nonaccrual loans and $4.9 billion of foreclosed assets. Since the peak in third quarter 2010, NPAs have declined for all loan and other asset types through September 30, 2011. Table 22 provides an analysis of the changes in nonaccrual loans.

Table 22: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2011	2011	2011	2010	2010
Commercial nonaccrual loans
Balance, beginning of quarter	$9,265	10,312	11,351	12,644	12,239
Inflows	1,148	1,622	1,881	2,329	2,807
Outflows	(1,802)	(2,669)	(2,920)	(3,622)	(2,402)
Balance, end of quarter	8,611	9,265	10,312	11,351	12,644
Consumer nonaccrual loans
Balance, beginning of quarter	13,780	14,653	14,891	15,661	15,572
Inflows	3,544	3,443	3,955	4,357	4,866
Outflows	(4,035)	(4,316)	(4,193)	(5,127)	(4,777)
Balance, end of quarter	13,289	13,780	14,653	14,891	15,661
Total nonaccrual loans	$21,900	23,045	24,965	26,242	28,305

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial strength and loan repayment capabilities.

While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by four factors. First, 99% of consumer nonaccrual loans and 96% of commercial nonaccrual loans are secured. Of the $13.3 billion of consumer nonaccrual loans at September 30, 2011, 98% are secured by real estate and 35% have a combined LTV (CLTV) ratio of 80% or below. Second, losses have already been recognized on 50% of the remaining balance of consumer nonaccruals and commercial nonaccruals have been written down by $2.1 billion. Generally, when a consumer real estate loan is 120 days past due, we transfer it to nonaccrual status. When the loan reaches 180 days past due it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we revalue each loan regularly and recognize additional write-downs if needed. Third, as of September 30, 2011, 57% of commercial nonaccrual loans were current on interest. Fourth, the risk of loss for all nonaccruals has been considered and we believe is adequately covered by the allowance for loan losses.

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

Table 23 provides a summary of foreclosed assets and an analysis of the changes.

Risk Management – Credit Risk Management (continued)

Table 23: Foreclosed Assets

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2011	2011	2011	2010	2010
Balance, period end
Government insured/guaranteed (1)	$1,336	1,320	1,457	1,479	1,492
PCI loans:
Commercial	1,079	993	1,005	967	1,043
Consumer	530	469	741	1,068	1,109
Total PCI loans	1,609	1,462	1,746	2,035	2,152
All other loans:
Commercial	1,322	1,409	1,408	1,412	1,343
Consumer	677	670	901	1,083	1,140
Total all other loans	1,999	2,079	2,309	2,495	2,483
Total foreclosed assets	$4,944	4,861	5,512	6,009	6,127
Analysis of changes in foreclosed assets
Balance, beginning of quarter	$4,861	5,512	6,009	6,127	4,994
Net change in government insured/guaranteed (2)	16	(137)	(22)	(13)	(148)
Foreclosed assets acquired	1,440	880	1,361	2,099	2,863
Reductions:
Sales	(1,260)	(1,294)	(1,656)	(1,790)	(1,182)
Write-downs and loss on sales	(113)	(100)	(180)	(414)	(400)
Total reductions	(1,373)	(1,394)	(1,836)	(2,204)	(1,582)
Balance, end of quarter	$4,944	4,861	5,512	6,009	6,127

(1)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans is classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.
(2)	Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from MHFI and MHFS, and outflows when we are reimbursed by FHA/VA.

NPAs at September 30, 2011, included $1.3 billion of foreclosed real estate that is FHA insured or VA guaranteed and expected to have little to no loss content, and $3.6 billion of foreclosed assets, which have been written down to net realizable value. Foreclosed assets decreased $1.2 billion, or 19%, year over year in third quarter 2011. Of this decrease, $543 million were foreclosed loans from the PCI portfolio that are now recorded as foreclosed assets. At September 30, 2011, most of our foreclosed assets of $4.9 billion have been in the foreclosed assets portfolio one year or less. Given our real estate-secured loan concentrations and current economic conditions, we anticipate we will continue to hold a high level of NPAs on our balance sheet.

The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower. See the “Risk Management – Allowance for Credit Losses” section in this Report for additional information.

We process foreclosures on a regular basis for the loans we service for others as well as those we hold in our loan portfolio. We use foreclosure, however, only as a last resort for dealing with borrowers experiencing financial hardships. We employ extensive contact and restructuring procedures to attempt to find other solutions for our borrowers. We maintain appropriate staffing in our workout and collection teams to ensure troubled borrowers receive appropriate attention and assistance.

TROUBLED DEBT RESTRUCTURINGS (TDRs)
Table 24: Troubled Debt Restructurings (TDRs) (1)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2011	2011	2011	2010	2010
Commercial TDRs
Commercial and industrial	$2,192	1,821	1,251	613	535
Real estate mortgage	1,752	1,444	1,152	725	365
Real estate construction	795	694	711	407	443
Leasing	51	84	25	-	-
Foreign	9	10	6	6	7
Total commercial TDRs	4,799	4,053	3,145	1,751	1,350
Consumer TDRs:
Real estate 1-4 family first mortgage	13,512	12,938	12,261	11,603	10,951
Real estate 1-4 family junior lien mortgage	1,975	1,910	1,824	1,626	1,566
Other revolving credit and installment	875	838	859	778	674
Total consumer TDRs	16,362	15,686	14,944	14,007	13,191
Total TDRs	$21,161	19,739	18,089	15,758	14,541

TDRs on nonaccrual status	$6,403	6,047	5,556	5,185	5,177
TDRs on accrual status	14,758	13,692	12,533	10,573	9,364
Total TDRs	$21,161	19,739	18,089	15,758	14,541

(1)	Amounts reported for June 30 and March 31, 2011, have been revised to reflect the retroactive adoption from the beginning of 2011 during third quarter 2011 of ASU 2011-02, which provides guidance under what circumstances a restructured loan should be classified as a TDR. The impact of adopting ASU 2011-02 increased total commercial TDRs by $1.5 billion and $793 million at June 30 and March 31, 2011, respectively.

Table 24 provides information regarding the recorded investment of loans modified in TDRs. The amounts previously reported for the quarters ended June 30 and March 31, 2011 have been revised to reflect the retrospective adoption from the beginning of 2011 of ASU 2011-2, which clarified guidance for classifying modifications as TDRs. This new guidance specifically clarifies, among other things, the definition of a concession, including how to evaluate modified loan terms against terms that would be commensurate for loans with similar credit risk. For our commercial loan modifications, we do not typically modify principal through forgiveness or forbearance or reduce the contractual interest rate. In fact, in many cases, we obtain higher rates of interest, additional collateral or guarantor support, or other improvements to the terms. Certain commercial loan modifications are now classified as TDRs under the clarified guidance. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information.

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

Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We underwrite loans at the time of restructuring to determine whether there is sufficient evidence of sustained repayment capacity based on the borrower’s documented income, debt to income ratios, and other factors. Any loans lacking sufficient evidence of sustained repayment capacity at the time of modification are charged down to the fair value of the collateral, if applicable. For an accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to modification. Loans will also be placed on nonaccrual, and a corresponding charge-off is recorded to the loan balance, if we believe that principal and interest contractually due under the modified agreement will not be collectible.

Risk Management – Credit Risk Management (continued)

Table 25 provides an analysis of the changes in TDRs.

Table 25: Analysis of Changes in TDRs

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,
(in millions)	2011	2011	2011
Commercial TDRs
Balance, beginning of quarter	$4,053	3,145	1,751
Inflows	1,321	1,275	1,512
Outflows	(575)	(367)	(118)
Balance, end of quarter	4,799	4,053	3,145
Consumer TDRs
Balance, beginning of quarter	15,686	14,944	14,007
Inflows	1,455	1,574	1,740
Outflows	(779)	(832)	(803)
Balance, end of quarter	16,362	15,686	14,944
Total TDRs	$21,161	19,739	18,089

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans 90 days or more past due as to interest or principal are still accruing if they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $8.9 billion, $9.8 billion, $10.8 billion, $11.6 billion and $13.0 billion at September 30, June 30 and March 31, 2011, and December 31 and September 30, 2010, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at September 30, 2011, were down $720 million, or 27%, from December 31, 2010. The decline was due to loss mitigation activities including modifications and increased collection capacity/process improvements, charge-offs, stable early stage delinquency levels and credit stabilization.

Table 26 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 26: Loans 90 Days or More Past Due and Still Accruing

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2011	2011	2011	2010	2010
Total (excluding PCI):	$19,639	17,318	17,901	18,488	18,815
Less: FHA insured/guaranteed by the VA (1)	16,498	14,474	14,353	14,733	14,529
Less: Student loans guaranteed under the FFELP (2)	1,212	1,014	1,120	1,106	1,113
Total, not government insured/guaranteed	$1,929	1,830	2,428	2,649	3,173

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$108	110	338	308	222
Real estate mortgage	207	137	177	104	463
Real estate construction	57	86	156	193	332
Foreign	11	12	16	22	27
Total commercial	383	345	687	627	1,044

Consumer:
Real estate 1-4 family first mortgage (3)	819	728	858	941	1,016
Real estate 1-4 family junior lien mortgage (3)	255	286	325	366	361
Credit card	328	334	413	516	560
Other revolving credit and installment	144	137	145	199	192
Total consumer	1,546	1,485	1,741	2,022	2,129

Total, not government insured/guaranteed	$1,929	1,830	2,428	2,649	3,173

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.
(2)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP).
(3)	Includes mortgages held for sale 90 days or more past due and still accruing.

Risk Management – Credit Risk Management (continued)

NET CHARGE-OFFS
Table 27: Net Charge-offs

	Quarter ended

	Sept. 30, 2011		June 30, 2011		Mar. 31, 2011		Dec. 31, 2010		Sept. 30, 2010

	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in millions)	offs	loans(1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Commercial:
Commercial and industrial	$261	0.65%	$254	0.66%	$354	0.96%	$500	1.34%	$509	1.38%
Real estate mortgage	96	0.37	128	0.50	152	0.62	234	0.94	218	0.87
Real estate construction	55	1.06	72	1.32	83	1.38	171	2.51	276	3.72
Lease financing	3	0.11	1	0.01	6	0.18	21	0.61	23	0.71
Foreign	8	0.08	47	0.52	28	0.34	28	0.36	39	0.52
Total commercial	423	0.50	502	0.62	623	0.79	954	1.19	1,065	1.33
Consumer:
Real estate 1-4 family first mortgage	821	1.46	909	1.62	904	1.60	1,024	1.77	1,034	1.78
Real estate 1-4 family junior lien mortgage	842	3.75	909	3.97	994	4.25	1,005	4.08	1,085	4.30
Credit card	266	4.90	294	5.63	382	7.21	452	8.21	504	9.06
Other revolving credit and installment	259	1.19	224	1.03	307	1.42	404	1.84	407	1.83
Total consumer	2,188	2.06	2,336	2.21	2,587	2.42	2,885	2.63	3,030	2.72
Total	$2,611	1.37%	$2,838	1.52%	$3,210	1.73%	$3,839	2.02%	$4,095	2.14%

(1)	Quarterly net charge-offs as a percentage of average respective loans are annualized.

Table 27 presents net charge-offs for third quarter 2011 and the previous four quarters. Net charge-offs in third quarter 2011 were $2.6 billion (1.37% of average total loans outstanding) compared with $4.1 billion (2.14%) in third quarter 2010.

Net charge-offs in the 1-4 family first mortgage portfolio totaled $821 million in third quarter 2011, compared with $1.0 billion in the same quarter a year ago.

Net charge-offs in the real estate 1-4 family junior lien portfolio were $842 million in third quarter 2011. More information about the Home Equity portfolio, which includes substantially all of our real estate 1-4 family junior lien mortgage loans, is available in Table 20 in this Report and the related discussion.

Credit card net charge-offs of $266 million in third quarter 2011 decreased $238 million from a year ago.

Commercial net charge-offs were $423 million in third quarter 2011 compared with $1.1 billion a year ago. Commercial credit results continued to improve from third quarter 2010 as market liquidity and improving market conditions helped stabilize performance results.

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date, excluding loans carried at fair value. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report. Table 28 provides a summary of our allowance for credit losses.

We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These trends, however, do not solely determine the amount of the allowance as we use several analytical tools in determining its adequacy. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2010 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 28: Allowance for Credit Losses

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2011	2011	2011	2010	2010
Components:
Allowance for loan losses	$20,039	20,893	21,983	23,022	23,939
Allowance for unfunded credit commitments	333	369	400	441	433
Allowance for credit losses	20,372	21,262	22,383	23,463	24,372
Allowance for credit losses related to PCI loans	$302	273	257	298	379
Allowance for loan losses as a percentage of total loans	2.64%	2.78	2.93	3.04	3.18
Allowance for loan losses as a percentage of annualized net charge-offs	193	184	169	151	147
Allowance for credit losses as a percentage of total loans	2.68	2.83	2.98	3.10	3.23
Allowance for credit losses as a percentage of total nonaccrual loans	93	92	90	89	86

Risk Management – Credit Risk Management (continued)

In addition to the allowance for credit losses, there was $11.3 billion at September 30, 2011, and $12.1 billion at June 30, 2011, of nonaccretable difference to absorb losses for PCI loans. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages at September 30, 2011.

The $854 million linked-quarter decline in the allowance for loan losses in third quarter 2011 reflected continued improvement in consumer delinquency trends, fewer nonperforming loans and improved portfolio performance. Total provision for credit losses was $1.8 billion in third quarter 2011, compared with $3.4 billion a year ago. The third quarter 2011 provision was $800 million less than net charge-offs, compared with a provision that was $1.0 billion, $1.0 billion, $850 million and $650 million less than net charge-offs in the second and first quarters of 2011 and the fourth and third quarters of 2010, respectively.

Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty, including ongoing discussions with regulatory and government agencies regarding mortgage foreclosure-related matters.

We believe the allowance for credit losses of $20.4 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2011. The allowance for credit losses is subject to change and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in our external business environment, it is possible that we will have to record incremental credit losses not anticipated as of the balance sheet date. Absent significant deterioration in the economy, we expect future reserve releases. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2010 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to the Financial Statements in this Report.

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

During third quarter 2011, we observed an increase in losses compared with second quarter 2011. We repurchased or reimbursed investors for incurred losses on mortgage loans with original balances of $788 million. We incurred net losses on repurchased loans and investor reimbursements of $384 million in third quarter 2011.

Table 29 provides the number of unresolved repurchase demands and mortgage insurance rescissions. We do not typically receive repurchase requests from GNMA, FHA/HUD or VA. As an originator of an FHA insured or VA guaranteed loan, we are responsible for obtaining the insurance with FHA or the guarantee with the VA. To the extent we are not able to obtain the insurance or the guarantee we can request to repurchase the loan from the GNMA pool. Such repurchases from GNMA pools typically represent a self-initiated process upon discovery of the uninsurable loan (usually within 180 days from funding of the loan). Alternatively, in lieu of repurchasing loans from GNMA pools, we may be asked by the FHA/HUD or the VA to indemnify loans due to defects found in the Post Endorsement Technical Review process or audits performed by FHA/HUD or the VA. Our liability for mortgage loan repurchase losses incorporates probable losses associated with indemnified loans in GNMA pools and uninsurable loans.

Table 29: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government				Mortgage insurance
	sponsored entities (1)		Private		rescissions with no demand (2)		Total
	Number of	Original loan	Number of	Original loan	Number of	Original loan	Number of	Original loan
($ in millions)	loans	balance (3)	loans	balance (3)	loans	balance (3)	loans	balance (3)

2011
September 30,	6,577	$1,500	582	$208	1,508	$314	8,667	$2,022
June 30,	6,876	1,565	695	230	2,019	444	9,590	2,239
March 31,	6,210	1,395	1,973	424	2,885	674	11,068	2,493

2010
December 31,	6,501	1,467	2,899	680	3,248	801	12,648	2,948
September 30,	9,887	2,212	3,605	882	3,035	748	16,527	3,842
June 30,	12,536	2,840	3,160	707	2,979	760	18,675	4,307
March 31,	10,804	2,499	2,320	519	2,843	737	15,967	3,755

(1)	Includes repurchase demands of 878 and $173 million, 892 and $179 million, 685 and $132 million, 1,495 and $291 million, 2,263 and $437 million, 2,141 and $417 million, and 1,824 and $372 million for September 30, June 30 and March 31, 2011, and December 31, September 30, June 30, and March 31, 2010, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller.

(2)	As part of our representations and warranties in our loan sales contracts, we typically represent to GSEs and private investors that certain loans have mortgage insurance to the extent there are loans that have loan to value ratios in excess of 80% that require mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer due to a claim of breach of a contractual representation or warranty, the lack of insurance may result in a repurchase demand from an investor. Similar to repurchase demands, we evaluate mortgage insurance rescission notices for validity and appeal for reinstatement if the rescission was not based on a contractual breach. When investor demands are received due to lack of mortgage insurance, they are reported as unresolved repurchase demands based on the applicable investor category for the loan (GSE or private). Over the last year, approximately 20% of our repurchase demands from GSEs had mortgage insurance rescission as one of the reasons for the repurchase demand. Of all the mortgage insurance rescissions notices received in 2010, approximately 70% have resulted in repurchase demands through September of 2011. Not all mortgage insurance rescissions received in 2010 have been completed through the appeals process with the mortgage insurer and upon successful appeal, we work with the investor to rescind the repurchase demand.

(3)	While the original loan balances related to these demands are presented above, the establishment of the repurchase liability is based on a combination of factors, such as our appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity, which is driven by the difference between the current loan balance and the estimated collateral value less costs to sell the property.

Risk Management – Credit Risk Management (continued)

The level of repurchase demands outstanding at September 30, 2011, was down from a year ago in both number of outstanding loans and in total dollar balances as we continued to work through the demands. Customary with industry practice, we have the right of recourse against correspondent lenders from whom we have purchased loans with respect to representations and warranties. Of the repurchase demands presented in Table 29, approximately 20% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we typically recover on average approximately 50% of losses from these lenders. Historical recovery rates as well as projected lender performance are incorporated in the establishment of our mortgage repurchase liability.

Our liability for repurchases, included in “Accrued expenses and other liabilities” in our consolidated financial statements, was $1.2 billion at September 30 and June 30, 2011. In the quarter ended September 30, 2011, $390 million of additions to the liability were recorded, which reduced net gains on mortgage loan origination/sales activities. Our additions to the repurchase liability in the quarter ended September 30, 2011, were up from amounts recorded in the first two quarters of 2011 and reflect updated assumptions about probable future demands. This increase in our estimate for probable future demands was primarily due to an increase in repurchase demands on the 2006-2008 vintages from the Federal National Mortgage Association (FNMA).

We believe we have a high quality residential mortgage loan servicing portfolio. Of the $1.8 trillion in the residential mortgage loan servicing portfolio at September 30, 2011, 92% was current, less than 2% was subprime at origination, and approximately 1% was home equity securitizations. Our combined delinquency and foreclosure rate on this portfolio was 7.63% at September 30, 2011, compared with 7.44% at June 30, 2011. In this portfolio 6% are private securitizations where we originated the loan and therefore have some repurchase risk. For this private securitization segment of our residential mortgage loan servicing portfolio, 58% are loans from 2005 vintages or earlier (weighted average age of 72 months); 80% were prime at origination; and approximately 70% are jumbo loans. The weighted-average LTV as of September 30, 2011, for this private securitization segment was 80%. We believe the highest risk segment of these private securitizations is the subprime loans originated in 2006 and 2007. These subprime loans have seller representations and warranties and currently have LTVs close to or exceeding 100%, and represent 8% of the 6% private securitization portion of the residential mortgage servicing portfolio. We had only $11 million of repurchased loans related to private securitizations in third quarter 2011. Of the servicing portfolio, 4% is non-agency acquired servicing and 2% is private whole loan sales. We did not underwrite and securitize the non-agency acquired servicing and therefore we have no obligation on that portion of our servicing portfolio to the investor for any repurchase demands arising from origination practices. For the private whole loan segment, while we do have repurchase risk on these prior loan sales, less than 2% were subprime at origination and loans that were sold and subsequently securitized are included in the private securitization segment discussed above.

Table 30 summarizes the changes in our mortgage repurchase liability.

Table 30: Changes in Mortgage Repurchase Liability

	Quarter ended

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2011	2011	2011	2010	2010

Balance, beginning of period	$1,188	1,207	1,289	1,331	1,375

Provision for repurchase losses:

Loan sales	19	20	35	35	29

Change in estimate - primarily due to credit deterioration	371	222	214	429	341

Total additions	390	242	249	464	370

Losses	(384)	(261)	(331)	(506)	(414)

Balance, end of period	$1,194	1,188	1,207	1,289	1,331

The mortgage repurchase liability of $1.2 billion at September 30, 2011, represents our best estimate of the probable loss that we will incur related to representations and warranties in the contractual provisions of our sales of mortgage loans. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs and other significant investors to monitor and address their repurchase demand practices and concerns. Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $1.9 billion at September 30, 2011, and was determined based upon modifying the assumptions utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions. For additional information on our repurchase liability, see the “Critical Accounting Policies – Liability for Mortgage Loan Repurchase Losses” section in our 2010 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

To the extent that economic conditions and the housing market do not improve or future investor repurchase demands and appeals success rates differ from past experience, we could continue to have increased demands and increased loss severity on repurchases, causing future additions to the repurchase liability. However, some of the underwriting standards that were permitted by the GSEs for conforming loans in the 2006 through 2008 vintages, which significantly contributed to recent levels of repurchase demands, were tightened starting in mid to late 2008. Accordingly, we do not expect a similar rate of repurchase requests from the 2009 and prospective vintages, absent deterioration in economic conditions or changes in investor behavior.

In October 2011, the Arizona Department of Insurance assumed full and exclusive power of management and control of PMI Mortgage Insurance Co. (PMI). PMI will pay 50% of claim amounts in cash, with the rest deferred. Wells Fargo has previously utilized PMI to provide mortgage insurance on certain loans originated and held in our portfolio. Additionally, PMI has provided mortgage insurance on loans originated and sold to third party investors. For loans sold to third party investors, there is no additional risk of repurchase loss to Wells Fargo associated with the deferred insurance claim amounts from PMI since this credit risk is owned by the investor in the loan. We also hold a small amount of residential mortgage-backed securities, which are backed by mortgages with a limited amount of insurance provided by PMI. Because the loans and securities held in our portfolios with PMI insurance support are limited in amount, we do not anticipate the deferred claim payments will result in a material adverse effect on our consolidated financial statements.

RISKS RELATING TO SERVICING ACTIVITIES In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential mortgage loans included in GSE-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors. The loans we service were originated by us or by other mortgage loan originators. As servicer, our primary duties are typically to (1) collect payment due from borrowers, (2) advance certain delinquent payments of principal and interest, (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans, (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments, and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. As master servicer, our primary duties are typically to (1) supervise, monitor and oversee the servicing of the mortgage loans by the servicer, (2) consult with each servicer and use reasonable efforts to cause the servicer to observe its servicing obligations, (3) prepare monthly distribution statements to security holders and, if required by the securitization documents, prepare certain periodic reports required to be filed with the Securities and Exchange Commission (SEC), (4) if required by the securitization documents, calculate distributions and loss allocations on the mortgage-backed securities, (5) prepare tax and information returns of the securitization trust, and (6) advance amounts

Risk Management – Credit Risk Management (continued)

required by non-affiliated servicers who fail to perform their advancing obligations.

Each agreement under which we act as servicer or master servicer generally specifies a standard of responsibility for actions we take in such capacity and provides protection against expenses and liabilities we incur when acting in compliance with the specified standard. For example, most private label securitization agreements under which we act as servicer or master servicer typically provide that the servicer and the master servicer are entitled to indemnification by the securitization trust for taking action or refraining from taking action in good faith or for errors in judgment. However, we are not indemnified, but rather are required to indemnify the securitization trustee, against any failure by us, as servicer or master servicer, to perform our servicing obligations or any of our acts or omissions that involve wilful misfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, our duties. In addition, if we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period following notice, which can generally be given by the securitization trustee or a specified percentage of security holders. Whole loan sale contracts under which we act as servicer generally include similar provisions with respect to our actions as servicer. The standards governing servicing in GSE-guaranteed securitizations, and the possible remedies for violations of such standards, vary, and those standards and remedies are determined by servicing guides maintained by the GSEs, contracts between the GSEs and individual servicers and topical guides published by the GSEs from time to time. Such remedies could include indemnification or repurchase of an affected mortgage loan and these losses are generally included as a reduction to net servicing income within mortgage banking noninterest income.

For additional information regarding risks relating to our servicing activities, see pages 75-76 in our 2010 Form 10-K.

The Board of Governors of the Federal Reserve System (FRB) and the Office of the Comptroller of the Currency (OCC) issued consent orders, made public April 13, 2011, that require us to correct deficiencies in our residential mortgage loan servicing and foreclosure practices that were identified by federal banking regulators in their fourth quarter 2010 review. The consent orders also require that we improve our servicing and foreclosure practices. We are committed to full compliance with the consent orders and support the development of national servicing standards that will provide greater clarity for servicers, investors and customers. We continue to be committed to modifying mortgages for at-risk customers. We have been working with our regulators for an extended period to improve our processes and have already made some of the operational changes that will result from the expanded servicing responsibilities outlined in the consent orders. These orders incorporate remedial requirements for identified deficiencies; however, civil money penalties have not been assessed at this time. Changes in servicing and foreclosure practices will increase the Company’s costs of servicing mortgage loans. As part of our quarterly MSR valuation process, we assess changes in expected future servicing and foreclosure costs, which in the first nine months of 2011, includes the estimated impact from the regulatory consent orders.

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

INTEREST RATE RISK Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of September 30, 2011, our most recent simulation indicated estimated earnings at risk of approximately 1.5% of our most likely earnings plan over the next 12 months using a scenario in which the federal funds rate remains unchanged and the 10-year Constant Maturity Treasury bond yield averages below 2.00%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.

We use exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount, credit risk amount and estimated net fair value of these derivatives as of September 30, 2011, and December 31, 2010, are presented in Note 12 (Derivatives) to Financial Statements in this Report.

For additional information regarding interest rate risk, see page 76 of our 2010 Form 10-K.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK  We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For a discussion of mortgage banking interest rate and market risk, see pages 76-78 of our 2010 Form 10-K.

While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARM production held for sale from changes in mortgage interest rates may or may not be fully offset by Treasury and LIBOR index-based financial instruments used as economic hedges for such ARMs. Additionally, hedge-carry income on our economic hedges for the MSRs may not continue if the spread between short-term and long-term rates decreases, we shift composition of the hedge to more interest rate swaps, or there are other changes in the market for mortgage forwards that affect the implied carry.

The total carrying value of our residential and commercial MSRs was $13.8 billion at September 30, 2011, and $15.9 billion at December 31, 2010. The weighted-average note rate on our portfolio of loans serviced for others was 5.21% at September 30, 2011, and 5.39% at December 31, 2010. Our total MSRs represented 0.74% of mortgage loans serviced for others at September 30, 2011, and 0.86% at December 31, 2010.

MARKET RISK – TRADING ACTIVITIES  From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. We are exposed to market risk through customer accommodation trading, certain economic hedges classified as trading positions and, to a lesser extent, proprietary trading. Trading positions and related market risk exposure are subject to risk limits established and monitored by the Market Risk Committee and Corporate ALCO. These trading positions consist of both securities and derivative instruments. The primary purpose of our trading businesses is to accommodate customers in management of their market price risk. Net gains (losses) from trading activities are attributable to the following types of activity:

Table 31: Trading Activities

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010

Customer accommodation	$82	336	769	1,162

Economic hedging	(515)	89	(167)	(78)

Proprietary	(9)	45	(18)	32

Total net trading gains (losses)	$(442)	470	584	1,116

The amounts reflected in the table above capture only gains (losses) due to changes in fair value of our trading positions and are reported within net gains (losses) on trading activities within noninterest income line item of the income statement. These amounts do not include interest income and other fees earned from related activities, which are reported within interest income from trading assets and other fees within noninterest income line items of the income statement. Categorization of net gains (losses) from trading activities in the table above is based on our own definition of those categories, as further described below, because no uniform industry definitions currently exist.

Customer accommodation trading consists of security or derivative transactions conducted in an effort to help customers manage their market price risks and are done on their behalf or driven by their investment needs. For the majority of our customer accommodation trading we serve as intermediary between buyer and seller. For example, we may enter into financial instruments with customers that use the instruments for risk management purposes and offset our exposure on such contracts by entering into separate instruments. Customer accommodation trading also includes net gains related to

Risk Management – Asset/Liability Management (continued)

market-making activities in which we take positions to facilitate expected customer order flow.

Economic hedges consist primarily of cash or derivative positions used to facilitate certain of our balance sheet risk management activities that did not qualify for hedge accounting or were not designated in a hedge accounting relationship. Economic hedges may also include securities that we elected to carry at fair value with changes in fair value recorded to earnings in order to mitigate accounting measurement mismatches or avoid embedded derivative accounting complexities. Third quarter 2011 economic hedge trading results included a loss associated with a legacy Wachovia position that settled in October 2011.

Proprietary trading consists of security or derivative positions executed for our own account based on market expectations or to benefit from price differences between financial instruments and markets. Proprietary trading activity is expected to be restricted by the Dodd-Frank Act prohibitions known as the “Volcker Rule,” which has not yet been finalized. On October 11, 2011, federal banking agencies and the SEC issued for public comment proposed regulations to implement the Volcker Rule. We believe our definition of proprietary trading is consistent with the proposed regulations. However, given that final rule-making is required by various governmental regulatory agencies to define proprietary trading within the context of the final “Volcker Rule,” our definition of proprietary trading may change. We have reduced or exited certain business activities in anticipation of the final “Volcker Rule.” As discussed within the noninterest income section of our financial results, proprietary trading activity is not significant to our financial results.

The fair value of our trading derivatives is reported in Notes 12 (Derivatives) and 13 (Fair Value) to Financial Statements in this Report. The fair value of our trading securities is reported in Note 13 (Fair Value) to Financial Statements in this Report.

The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VaR) metrics complemented with sensitivity analysis and stress testing. VaR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VaR at a 99% confidence interval based on actual changes in rates and prices over the previous 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VaR throughout third quarter 2011 was $30 million, with a lower bound of $22 million and an upper bound of $40 million.

MARKET RISK – EQUITY MARKETS  We are directly and indirectly affected by changes in the equity markets. For additional information regarding market risk related to equity markets, see page 79 of our 2010 Form 10-K.

Table 32 provides information regarding our marketable and nonmarketable equity investments.

Table 32: Nonmarketable and Marketable Equity Investments

	Sept. 30,	Dec. 31,
(in millions)	2011	2010

Nonmarketable equity investments:

Private equity investments:

Cost method	$3,272	3,240

Equity method	7,955	7,624

Federal bank stock	4,724	5,254

Principal investments	265	305

Total nonmarketable equity investments (1)	$16,216	16,423

Marketable equity securities:

Cost	$3,158	4,258

Net unrealized gains	435	931

Total marketable equity securities (2)	$3,593	5,189

(1)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(2)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2011, core deposits funded 111% of total loans compared with 102% a year ago. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.

Table 33 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 33: Short-Term Borrowings

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2011	2011	2011	2010	2010

Balance, period end

Commercial paper and other short-term borrowings	$17,444	17,357	17,228	17,454	16,856

Federal funds purchased and securities sold under agreements to repurchase	33,331	36,524	37,509	37,947	33,859

Total	$50,775	53,881	54,737	55,401	50,715

Average daily balance for period

Commercial paper and other short-term borrowings	$17,040	17,105	17,005	16,370	15,761

Federal funds purchased and securities sold under agreements to repurchase	33,333	36,235	37,746	34,239	30,707

Total	$50,373	53,340	54,751	50,609	46,468

Maximum month-end balance for period

Commercial paper and other short-term borrowings (1)	$17,569	18,234	17,597	17,454	16,856

Federal funds purchased and securities sold under agreements to repurchase (2)	33,331	36,524	37,509	37,947	33,859

(1)	Highest month-end balance in each of the last five quarters was in July, April and February 2011 and December and September 2010.
(2)	Highest month-end balance in each of the last five quarters was in September, June and March 2011 and December and September 2010.

        Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of Federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, a reduction in credit rating would not cause us to violate any of our debt covenants. On September 21, 2011, Moody’s Investors Service, Inc. downgraded the Parent’s supported long-term senior debt rating based on their determination that, as a result of the Dodd-Frank Act, the U.S. government is less likely to support systemically important financial institutions, if needed, than during the recent financial crisis. The outlook on the Parent’s supported long-term senior rating remains negative based on the possibility that Moody’s may further reduce its assumptions about the likelihood of systemic support for systemically important financial institutions. See the “Risk Factors” section in our 2011 Second Quarter Form 10-Q for additional information regarding the potential effect of the Dodd-Frank Act on our credit ratings and the risks associated with adverse changes in our credit ratings.

We continue to evaluate the potential impact on liquidity management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, throughout the rule-making process.

Parent Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In June 2009, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. During the first nine months of 2011, the Parent issued $6.6 billion in registered senior notes. In February 2011, the Parent remarketed $2.5 billion of junior subordinated notes

Risk Management – Asset/Liability Management (continued)

owned by an unconsolidated, wholly owned trust. The purchasers of the junior subordinated notes exchanged them with the Parent for newly issued senior notes, which are included in the Parent issuances described above. Proceeds of the remarketed junior subordinated notes were used by the trust to purchase $2.5 billion of Class A, Series I Preferred Stock issued by the Parent.

Parent’s proceeds from securities issued in the first nine months of 2011 were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes.

Table 34 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series I & J, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices.

Table 34: Medium-Term Note (MTN) Programs

(in billions)	Date established		September 30, 2011
			Debt issuance authority	Available for issuance

MTN program:
Series I & J (1)	August 2009		$25.0	18.3
Series K (1)	April 2010		25.0	24.2
European (2)	December 2009		25.0	25.0
Australian (2) (3)	June 2005	AUD	10.0	6.8

(1)	SEC registered.
(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
(3)	As amended in October 2005 and March 2010.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At September 30, 2011, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $103.7 billion in long-term debt issuance authority.

Wells Fargo Financial Canada Corporation In January 2010, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion in medium-term notes for distribution from time to time in Canada. During the first nine months of 2011, WFFCC issued CAD$500 million in medium-term notes. At September 30, 2011, CAD$6.5 billion remained available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.

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

Capital Management

We have an active program for managing stockholders’ equity and regulatory capital and we maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital internally primarily through the retention of earnings net of dividends. Our objective is to maintain capital levels at the Company and its bank subsidiaries above the regulatory “well-capitalized” thresholds by an amount commensurate with our risk profile and risk tolerance objectives. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $9.2 billion from December 31, 2010, predominantly from Wells Fargo net income of $11.8 billion, less common and preferred stock dividends of $2.5 billion. During the first nine months of 2011, we issued approximately 69 million shares of common stock, with net proceeds of $1.0 billion.

On March 18, 2011, the Company was notified by the FRB that it did not object to the capital plan the Company submitted on January 7, 2011, as part of the Comprehensive Capital Analysis and Review (CCAR). Since that notification, the Company has initiated several capital actions, including increasing the quarterly common stock dividend to $0.12 a share, authorizing the repurchase of an additional 200 million shares of our common stock, and issuing notice to call $9.2 billion of trust preferred securities, of which $5.8 billion were called in third quarter 2011 and redeemed in October 2011, that will no longer count as Tier 1 capital under the Dodd-Frank Act and the proposed Basel III capital standards. Consistent with the CCAR process and the FRB’s existing supervisory guidance regarding internal capital assessment, planning and adequacy, the FRB recently proposed rules that will require large bank holding companies such as the Company to submit annual capital plans to the FRB and to provide prior notice to the FRB before making a capital distribution under certain circumstances, including if the FRB objected to a capital plan or if certain minimum capital requirements were not maintained. Under existing FRB supervisory guidance, the Company expects to submit its 2012 annual capital plan as part of the CCAR submission to the FRB in early 2012.

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

In 2008, the Board authorized the repurchase of up to 25 million additional shares of our outstanding common stock. In first quarter 2011, the Board authorized the repurchase of an additional 200 million shares. During third quarter 2011, we repurchased 22 million shares of our common stock in the open market and from our employee benefit plans, and we entered into a $150 million private forward purchase transaction that will settle in fourth quarter 2011 for an estimated 6 million shares of common stock. At September 30, 2011, we had utilized all previously remaining common stock repurchase authority from the 2008 authorization and had remaining authority from the 2011 authorization to purchase approximately 144 million shares. For more information about share repurchases during third quarter 2011, see Part II, Item 2 of this Report.

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

In connection with our participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The Board has authorized the repurchase by the Company of up to $1 billion of the warrants. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. We have purchased an additional 818,416 warrants since the U.S. Treasury auction, 167,172 of which were purchased during the third quarter 2011. At September 30, 2011, there were 39,277,309 warrants outstanding and exercisable and $453 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants and/or our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.

Subsequent to the remarketing of certain junior subordinated notes issued in connection with Wachovia’s 2006 issuance of 5.80% fixed-to-floating rate trust preferred securities, the Company issued 25,010 shares of Class A, Series I Preferred Stock, with a par value of $2.5 billion to Wachovia Capital Trust III (Trust), an unconsolidated wholly owned trust. The action completed the Company’s and the Trust’s obligations under an agreement dated February 1, 2006, as amended, between the Trust and the Company (as successor to Wachovia Corporation).

Capital Management (continued)

The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At September 30, 2011, the Company and each of our subsidiary banks were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

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

In July 2009, the Basel Committee on Bank Supervision published an additional set of international guidelines for review known as Basel III and finalized these guidelines in December 2010. The additional guidelines were developed in response to the financial crisis of 2008 and 2009 and address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The guidelines, among other things, increase minimum capital requirements and when fully phased in require bank holding companies to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7.0%. The U.S. regulatory bodies are reviewing the final international standards and final U.S. rulemaking is expected to be completed in 2011. The Basel Committee recently proposed additional Tier 1 common equity surcharge requirements for global systemically important banks ranging from 1% to 3.5% depending on the bank’s systemic importance to be determined under an indicator-based approach that would consider five broad categories including cross-jurisdictional activity, size, inter-connectedness, substitutability and complexity. These additional capital requirements, which would be phased in beginning in January 2016 and become fully effective on January 1, 2019, would be in addition to the Basel III 7.0% Tier 1 common equity requirement finalized in December 2010. The Financial Stability Board recently determined that we are one of the initial 29 global systemically important banks that would be subject to the surcharge, but has not yet determined the surcharge amount for us and the other banks. The Dodd-Frank Act also requires the FRB to adopt rules subjecting large bank holding companies, such as the Company, to more stringent capital requirements, including stress testing requirements and enhanced capital and liquidity requirements, and these rules may be similar to or more restrictive than those proposed by the Basel Committee. Although uncertainty exists regarding final capital rules, including the FRB’s approach to capital requirements, we evaluate the impact of Basel III on our capital ratios based on our interpretation of the proposed capital requirements and we estimate that our Tier 1 common equity ratio under the Basel III proposal exceeded the fully phased-in minimum of 7.0% by 41 basis points at the end of third quarter

2011. This estimate is subject to change depending on final promulgation of Basel III capital rulemaking and interpretations thereof by regulatory authorities.

We are well underway toward Basel II and Basel III implementation and are currently on schedule to enter the “parallel run phase” of Basel II in 2012 with regulatory approval. During the “parallel run phase,” banks must successfully complete at least a four quarter evaluation period under supervision from regulatory agencies in order to be compliant with the Basel II final rule. Our delayed entry into the “parallel run phase” was approved by the FRB in 2010 as a result of the acquisition of Wachovia.

At September 30, 2011, stockholders’ equity and Tier 1 common equity levels were higher than the quarter ended prior to the Wachovia acquisition. During 2009, as regulators and the market focused on the composition of regulatory capital, the Tier 1 common equity ratio gained significant prominence as a metric of capital strength. There is no mandated minimum or “well-capitalized” standard for Tier 1 common equity; instead the RBC rules state voting common stockholders’ equity should be the dominant element within Tier 1 common equity. Tier 1 common equity was $91.9 billion at September 30, 2011, or 9.34% of risk-weighted assets, an increase of $10.6 billion from December 31, 2010. Table 35 and Table 36 provide the details of the Tier 1 common equity calculation under Basel I and as estimated under Basel III, respectively.

Table 35: Tier 1 Common Equity Under Basel I (1)

		Sept. 30,	Dec. 31,
(in billions)		2011	2010

Total equity		$139.2	127.9
Noncontrolling interests		(1.5)	(1.5)

Total Wells Fargo stockholders’ equity		137.7	126.4

Adjustments:
Preferred equity (2)		(10.6)	(8.1)
Goodwill and intangible assets (other than MSRs)		(34.4)	(35.5)
Applicable deferred taxes		4.0	4.3
MSRs over specified limitations		(0.7)	(0.9)
Cumulative other comprehensive income		(3.7)	(4.6)
Other		(0.4)	(0.3)

Tier 1 common equity	(A)	$91.9	81.3

Total risk-weighted assets (3)	(B)	$983.2	980.0

Tier 1 common equity to total risk-weighted assets	(A)/(B)	9.34%	8.30

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	In March 2011, we issued $2.5 billion of Series I Preferred Stock to an unconsolidated wholly-owned trust.
(3)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

Table 36: Tier 1 Common Equity Under Basel III (Estimated) (1)

		Sept. 30,
(in billions)		2011

Tier 1 common equity under Basel I		$91.9

Adjustments from Basel I to Basel III:
Cumulative other comprehensive income (2)		3.7
Threshold deductions defined under Basel III (2) (3)		(1.5)
Other		0.2

Tier 1 common equity under Basel III	(C)	$94.3

Total risk-weighted assets anticipated under Basel III (4)	(D)	$1,272.2

Tier 1 common equity to total risk-weighted assets anticipated under Basel III	(C)/(D)	7.41%

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	Volatility in interest rates can have a significant impact on the valuation of cumulative other comprehensive income and MSRs and therefore, impact adjustments under Basel III in future reporting periods.
(3)	Threshold deductions under Basel III include individual and aggregate limitations, as a percentage of Tier 1 common equity (as defined under Basel III), with respect to MSRs, deferred tax assets and investments in unconsolidated financial companies.
(4)	Under current Basel proposals, risk-weighted assets incorporate different classifications of assets, with certain risk weights based on a borrower’s credit rating or Wells Fargo’s own risk models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements. The amount of risk-weighted assets anticipated under Basel III is preliminary and subject to change depending on final promulgation of Basel III capital rulemaking and interpretations thereof by regulatory authorities.

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

Current Accounting Developments

The following accounting pronouncements have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective:

•	Accounting Standards Update (ASU or Update) 2011-08, Testing Goodwill for Impairment;

•	ASU 2011-05, Presentation of Comprehensive Income;

•	ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs; and

•	ASU 2011-3, Reconsideration of Effective Control for Repurchase Agreements.

ASU 2011-08 provides entities with the option to perform a qualitative assessment of goodwill to test for impairment. If, based on qualitative reviews, a company concludes that more likely than not a reporting unit’s fair value is less than its carrying amount, then the company must complete quantitative steps to determine if there is goodwill impairment. If a company concludes otherwise, quantitative tests are not required. We will early adopt this Update in fourth quarter 2011 with no effect on our consolidated financial statements.

ASU 2011-05 eliminates the option for companies to include the components of other comprehensive income in the statement of changes in stockholders’ equity. This Update requires entities to present the components of comprehensive income in either a single statement or in two separate statements, with the statement of other comprehensive income immediately following the statement of income. This Update is currently expected to be effective for us in first quarter 2012 with retrospective application. Early adoption is permitted. This Update will not affect our financial results as it amends only the presentation of comprehensive income.

ASU 2011-04 modifies accounting guidance and expands existing disclosure requirements for fair value measurements. This Update clarifies how fair values should be measured for instruments classified in stockholders’ equity and under what circumstances premiums and discounts should be applied in fair value measurements. This Update also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. Required new disclosures for financial instruments classified as Level 3 include: 1) quantitative information about unobservable inputs used in measuring fair value, 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs, and 3) a description of valuation processes used. This Update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. This Update is effective for us in first quarter 2012 with prospective application. Early adoption is not permitted. We are evaluating the effect these accounting changes may have on our consolidated financial statements.

ASU 2011-03 amends the criteria companies use to determine if repurchase and similar agreements should be accounted for as sales or financings. Specifically, this Update removes the criterion for transferors to have the ability to meet contractual obligations through collateral maintenance provisions, even if transferees fail to return transferred assets pursuant to the agreements. This Update is effective for us in first quarter 2012 with prospective application to new transactions and existing transactions modified on or after January 1, 2012. Early adoption is not permitted. We do not expect these accounting changes to have a material effect on our consolidated financial statements.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements in this Report include, but are not limited to, statements we make about: (i) future results of the Company, including the potential effect of recent strong loan and deposit growth on future financial performance; (ii) our targeted noninterest expense for fourth quarter 2012 as part of our expense management initiatives; (iii) future credit quality and expectations regarding future loan losses in our loan portfolios and life-of-loan estimates; the level and loss content of NPAs and nonaccrual loans; the adequacy of the allowance for credit losses, including our current expectation of future reductions in the allowance for credit losses; and the reduction or mitigation of risk in our loan portfolios and the effects of loan modification programs; (iv) our expectations regarding the completion of the remaining Wachovia integration activities; (v) future capital levels and our estimate regarding our Tier 1 common equity ratio under proposed Basel III capital standards as of September 30, 2011; (vi) our current expectation of fourth quarter 2011 net interest income, noninterest expense, mortgage-related revenues and benefits to net interest income and net interest margin from the redemption of trust preferred securities; (vii) our mortgage repurchase exposure and exposure relating to our mortgage foreclosure practices; (viii) the expected outcome and impact of legal, regulatory and legislative developments, including the Dodd-Frank Act and FRB restrictions on debit interchange fees, including earnings expectations regarding mitigation efforts; and (ix) the Company’s plans, objectives and strategies, including our belief that we have more opportunity to increase cross-sell of our products.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•

current and future economic and market conditions, including the effects of further declines in housing prices, high unemployment rates, U. S. fiscal debt and budget matters, and the sovereign debt crisis in Europe;

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

•	recognition of OTTI on securities held in our available-for-sale portfolio;

•	the effect of changes in interest rates on our net interest margin and our mortgage originations, MSRs and MHFS;

•	hedging gains or losses;

•	disruptions in the capital markets and reduced investor demand for mortgage loans;

•	our ability to sell more products to our customers;

•	the effect of economic conditions on the demand for our products and services;

•	the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	our election to provide support to our mutual funds for structured credit products they may hold;

•	changes in the value of our venture capital investments;

•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied or interpreted;

•	mergers, acquisitions and divestitures;

•	changes in the Company’s credit ratings and changes in the credit quality of the Company’s customers or counterparties;

•	reputational damage from negative publicity, fines, penalties and other negative consequences from regulatory violations and legal actions;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks;

•	the loss of checking and savings account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin;

•	fiscal and monetary policies of the FRB; and

•	the other risk factors and uncertainties described under “Risk Factors” in our 2011 Second Quarter Form 10-Q and in this Report.

In addition to the above factors, we also caution that there is no assurance that our allowance for credit losses will be adequate to cover future credit losses, especially if housing prices and unemployment do not stabilize or improve. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.

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

Risk Factors

An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. For a discussion of risk factors, we refer you to the “Risk Factors” section of our 2011 Second Quarter Form 10-Q, which amended and restated in their entirety the risk factors set forth in the “Risk Factors” section on pages 92 through 101 of our 2010 Form 10-K, as well as to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Regulation and Supervision” section of our 2010 Form 10-K for more information about legislative and regulatory risks.

In addition, the following risk factor supplements and restates the risk factor captioned “We rely on our systems and certain counterparties, and certain failures could materially adversely affect our operations” set forth on page 65 of our 2011 Second Quarter Form 10-Q and should be read in conjunction with the other risk factors in our 2011 Second Quarter Form 10-Q and in this Report.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a large financial institution that serves over 70 million customers through over 9,000 stores, 12,000 ATMs, the Internet and other distribution channels across the U.S. and internationally, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As our customer base and locations have expanded throughout the U.S. and internationally, and as customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornados, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for large financial institutions such as Wells Fargo have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our banking, brokerage, investment advisory, and capital markets businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers may use personal smartphones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Wells Fargo’s or our customers’ confidential, proprietary and other information, or otherwise disrupt Wells Fargo’s or its customers’ or other third parties’ business operations.

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of Wells Fargo and its role in the financial services industry, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, the continued uncertain global economic environment, and the remaining system and customer account conversions associated with our integration of Wachovia expected to be completed in first quarter 2012. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for Wells Fargo. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2011, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions, except per share amounts)	2011	2010	2011	2010

Interest income
Trading assets	$343	270	1,040	803
Securities available for sale	2,053	2,492	6,383	7,292
Mortgages held for sale	389	449	1,188	1,241
Loans held for sale	13	22	42	86
Loans	9,224	9,779	27,972	30,094
Other interest income	156	118	409	311

Total interest income	12,178	13,130	37,034	39,827

Interest expense
Deposits	559	721	1,768	2,170
Short-term borrowings	20	27	66	66
Long-term debt	980	1,226	3,093	3,735
Other interest expense	77	58	236	162

Total interest expense	1,636	2,032	5,163	6,133

Net interest income	10,542	11,098	31,871	33,694
Provision for credit losses	1,811	3,445	5,859	12,764

Net interest income after provision for credit losses	8,731	7,653	26,012	20,930

Noninterest income
Service charges on deposit accounts	1,103	1,132	3,189	3,881
Trust and investment fees	2,786	2,564	8,646	7,976
Card fees	1,013	935	2,973	2,711
Other fees	1,085	1,004	3,097	2,927
Mortgage banking	1,833	2,499	5,468	6,980
Insurance	423	397	1,494	1,562
Net gains (losses) from trading activities	(442)	470	584	1,116
Net gains (losses) on debt securities available for sale (1)	300	(114)	6	(56)
Net gains from equity investments (2)	344	131	1,421	462
Operating leases	284	222	464	736
Other	357	536	1,130	1,727

Total noninterest income	9,086	9,776	28,472	30,022

Noninterest expense
Salaries	3,718	3,478	10,756	10,356
Commission and incentive compensation	2,088	2,280	6,606	6,497
Employee benefits	780	1,074	3,336	3,459
Equipment	516	557	1,676	1,823
Net occupancy	751	742	2,252	2,280
Core deposit and other intangibles	466	548	1,413	1,650
FDIC and other deposit assessments	332	300	952	896
Other	3,026	3,274	9,894	10,155

Total noninterest expense	11,677	12,253	36,885	37,116

Income before income tax expense	6,140	5,176	17,599	13,836
Income tax expense	1,998	1,751	5,571	4,666

Net income before noncontrolling interests	4,142	3,425	12,028	9,170
Less: Net income from noncontrolling interests	87	86	266	222

Wells Fargo net income	$4,055	3,339	11,762	8,948

Less: Preferred stock dividends and other	216	189	625	548

Wells Fargo net income applicable to common stock	$3,839	3,150	11,137	8,400

Per share information
Earnings per common share	$0.73	0.60	2.11	1.61
Diluted earnings per common share	0.72	0.60	2.09	1.60
Dividends declared per common share	0.12	0.05	0.36	0.15
Average common shares outstanding	5,275.5	5,240.1	5,280.2	5,216.9
Diluted average common shares outstanding	5,319.2	5,273.2	5,325.6	5,252.9

(1)	Total other-than-temporary impairment (OTTI) losses (gains) were $136 million and $50 million for third quarter 2011 and 2010, respectively. Of total OTTI $96 million and $144 million were recognized in earnings, and $40 million and $(94) million were recognized as non-credit-related OTTI in other comprehensive income for third quarter 2011 and 2010, respectively. Total other-than-temporary impairment (OTTI) losses (gains) were $189 million and $253 million for the nine months ended September 30, 2011 and 2010, respectively. Of total OTTI, $365 million and $342 million were recognized in earnings, and $(176) million and $(89) million were recognized as non-credit-related OTTI in other comprehensive income for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Includes OTTI losses of $48 million and $35 million for third quarter 2011 and 2010, respectively, and $105 million and $202 million for the nine months ended September 30, 2011 and 2010, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	Sept. 30,	Dec. 31,
(in millions, except shares)	2011	2010

Assets
Cash and due from banks	$18,314	16,044
Federal funds sold, securities purchased under resale agreements and other short-term investments	89,804	80,637
Trading assets	57,786	51,414
Securities available for sale	207,176	172,654
Mortgages held for sale (includes $38,845 and $47,531 carried at fair value)	42,704	51,763
Loans held for sale (includes $495 and $873 carried at fair value)	743	1,290

Loans (includes $0 and $309 carried at fair value)	760,106	757,267
Allowance for loan losses	(20,039)	(23,022)

Net loans	740,067	734,245

Mortgage servicing rights:
Measured at fair value	12,372	14,467
Amortized	1,397	1,419
Premises and equipment, net	9,607	9,644
Goodwill	25,038	24,770
Other assets	99,937	99,781

Total assets (1)	$1,304,945	1,258,128

Liabilities
Noninterest-bearing deposits	$229,863	191,256
Interest-bearing deposits	665,565	656,686

Total deposits	895,428	847,942
Short-term borrowings	50,775	55,401
Accrued expenses and other liabilities	86,284	69,913
Long-term debt (includes $0 and $306 carried at fair value)	133,214	156,983

Total liabilities (2)	1,165,701	1,130,239

Equity
Wells Fargo stockholders’ equity:
Preferred stock	11,566	8,689
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,341,553,681 shares and 5,272,414,622 shares	8,902	8,787
Additional paid-in capital	55,495	53,426
Retained earnings	61,135	51,918
Cumulative other comprehensive income	3,828	4,738
Treasury stock – 69,333,156 shares and 10,131,394 shares	(2,087)	(487)
Unearned ESOP shares	(1,071)	(663)

Total Wells Fargo stockholders’ equity	137,768	126,408
Noncontrolling interests	1,476	1,481

Total equity	139,244	127,889

Total liabilities and equity	$1,304,945	1,258,128

(1)	Our consolidated assets at September 30, 2011, and December 31, 2010, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $138 million and $200 million; Trading assets, $140 million and $143 million; Securities available for sale, $3.5 billion and $2.2 billion; Mortgages held for sale, $541 million and $634 million; Net loans, $12.8 billion and $16.7 billion; Other assets, $1.7 billion and $2.1 billion, and Total assets, $18.7 billion and $21.9 billion, respectively.
(2)	Our consolidated liabilities at September 30, 2011, and December 31, 2010, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $24 million and $7 million; Accrued expenses and other liabilities, $162 million and $98 million; Long-term debt, $5.5 billion and $8.3 billion; and Total liabilities, $5.7 billion and $8.4 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Changes in Equity and Comprehensive Income (Unaudited)

	0000000000	0000000000	0000000000	0000000000

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance January 1, 2010	9,980,940	$8,485	5,178,624,593	$8,743
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
Defined benefit plans adjustment
Total comprehensive income
Noncontrolling interests
Common stock issued			44,660,913	4
Common stock repurchased			(2,321,917)
Preferred stock issued to ESOP	1,000,000	1,000
Preferred stock released by ESOP
Preferred stock converted to common shares	(644,958)	(645)	23,413,174	9
Common stock warrants repurchased
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	355,042	355	65,752,170	13
Balance September 30, 2010	10,335,982	$8,840	5,244,376,763	$8,756

Balance January 1, 2011	10,185,303	$8,689	5,262,283,228	$8,787
Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Net unrealized losses on securities available for sale, net of reclassification of $382 million of net gains included in net income
Net unrealized losses on derivatives and hedging activities, net of reclassification of $10 million of net gains on cash flow hedges included in net income
Defined benefit plans adjustment
Total comprehensive income
Noncontrolling interests
Common stock issued			40,877,396	68
Common stock repurchased (1)			(59,201,762)
Preferred stock issued to ESOP	1,200,000	1,200
Preferred stock released by ESOP
Preferred stock converted to common shares	(824,411)	(824)	28,261,663	47
Common stock warrants repurchased
Preferred stock issued	25,010	2,501
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	400,599	2,877	9,937,297	115
Balance September 30, 2011	10,585,902	$11,566	5,272,220,525	$8,902
(1)   Includes $150 million private forward repurchase contract. See Note 1 (Summary of Significant Accounting Policies) for additional information.

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity
52,878	41,563	3,009	(2,450)	(442)	111,786	2,573	114,359
	183				183		183
	(28)				(28)		(28)

	8,948				8,948	222	9,170

		16			16	12	28

		2,202			2,202	16	2,218

		227			227		227
		48			48		48
					11,441	250	11,691
(3)					(3)	(1,316)	(1,319)
72	(375)		1,349		1,050		1,050
			(71)		(71)		(71)
80				(1,080)	-		-
(51)				696	645		645
69			567		-		-
(544)					(544)		(544)
2	(785)				(783)		(783)
	(553)				(553)		(553)
79					79		79
355					355		355
(38)			139		101		101
21	7,390	2,493	1,984	(384)	11,872	(1,066)	10,806
52,899	48,953	5,502	(466)	(826)	123,658	1,507	125,165

53,426	51,918	4,738	(487)	(663)	126,408	1,481	127,889

	11,762				11,762	266	12,028

		(18)			(18)	(1)	(19)

		(779)			(779)	(9)	(788)

		(156)			(156)		(156)
		43			43		43
					10,852	256	11,108
(39)					(39)	(261)	(300)
946					1,014		1,014
(150)			(1,612)		(1,762)		(1,762)
102				(1,302)	-		-
(70)				894	824		824
777					-		-
(1)					(1)		(1)
					2,501		2,501
16	(1,921)				(1,905)		(1,905)
	(624)				(624)		(624)
69					69		69
454					454		454
(35)			12		(23)		(23)
2,069	9,217	(910)	(1,600)	(408)	11,360	(5)	11,355
55,495	61,135	3,828	(2,087)	(1,071)	137,768	1,476	139,244

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended Sept. 30,
(in millions)	2011	2010
Cash flows from operating activities:
Net income before noncontrolling interests	$12,028	9,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,859	12,764
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	713	1,195
Depreciation and amortization	1,483	1,502
Other net losses	3,094	4,376
Preferred stock released by ESOP	824	645
Stock incentive compensation expense	454	355
Excess tax benefits related to stock option payments	(70)	(79)
Originations of MHFS	(229,382)	(252,075)
Proceeds from sales of and principal collected on mortgages originated for sale	224,464	251,814
Originations of LHFS	-	(4,554)
Proceeds from sales of and principal collected on LHFS	8,077	15,220
Purchases of LHFS	(7,010)	(5,998)
Net change in:
Trading assets	16,815	873
Deferred income taxes	1,830	4,015
Accrued interest receivable	(277)	771
Accrued interest payable	(125)	(238)
Other assets, net	(8,603)	(12,034)
Other accrued expenses and liabilities, net	7,615	(4,922)
Net cash provided by operating activities	37,789	22,800
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(9,167)	(15,664)
Securities available for sale:
Sales proceeds	21,374	5,125
Prepayments and maturities	34,114	33,349
Purchases	(84,157)	(37,161)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(25,542)	27,359
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	5,310	5,011
Purchases (including participations) of loans by banking subsidiaries	(5,514)	(1,673)
Principal collected on nonbank entities’ loans	7,688	11,706
Loans originated by nonbank entities	(5,668)	(7,960)
Net cash paid for acquisitions	(245)	(23)
Proceeds from sales of foreclosed assets	8,089	3,669
Changes in MSRs from purchases and sales	(102)	(29)
Other, net	2,051	1,827
Net cash provided (used) by investing activities	(51,769)	25,536
Cash flows from financing activities:
Net change in:
Deposits	47,486	(9,506)
Short-term borrowings	(4,547)	6,622
Long-term debt:
Proceeds from issuance	7,779	2,638
Repayment	(33,436)	(57,790)
Preferred stock:
Proceeds from issuance	2,501	-
Cash dividends paid	(691)	(620)
Common stock:
Proceeds from issuance	1,014	1,050
Repurchased	(1,762)	(71)
Cash dividends paid	(1,905)	(783)
Common stock warrants repurchased	(1)	(544)
Excess tax benefits related to stock option payments	70	79
Net change in noncontrolling interests	(258)	(490)
Net cash provided (used) by financing activities	16,250	(59,415)
Net change in cash and due from banks	2,270	(11,079)
Cash and due from banks at beginning of period	16,044	27,080
Cash and due from banks at end of period	$18,314	16,001
Supplemental cash flow disclosures:
Cash paid for interest	$5,288	6,371
Cash paid for income taxes	2,898	917

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

ASU 2010-6 amends the disclosure requirements for fair value measurements. Companies are required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy. This Update also clarifies that fair value measurement disclosures should be presented for each asset and liability class, which is generally a subset of a line item in the statement of financial position. In the rollforward of Level 3 activity, companies must present information on purchases, sales, issuances, and settlements on a gross basis rather than on a net basis. Companies should also provide information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. In first quarter 2011, we adopted the requirement for gross presentation in the Level 3 rollforward with prospective application. The remaining provisions were effective for us in first quarter 2010. Our adoption of this Update did not affect our consolidated financial statement results since it amends only the disclosure requirements for fair value measurements.

In third quarter 2011, we adopted the following new accounting guidance:

•	Certain provisions of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses; and
•	ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.

ASU 2010-20 requires enhanced disclosures for the allowance for credit losses and financing receivables, which include certain loans and long-term accounts receivables. Companies are required to disaggregate credit quality information and roll forward the allowance for credit losses by portfolio segment. Companies must also provide supplemental information on the nature and extent of troubled debt restructurings (TDRs) and their effect on the allowance for credit losses. We adopted the new disclosure requirements for TDRs in third quarter 2011 with retrospective application to January 1, 2011. The remaining provisions were effective for us in fourth quarter 2010. Our adoption of this Update did not affect our consolidated financial statement results since it amends only the disclosure requirements for financing receivables and the allowance for credit losses.

ASU 2011-02 provides guidance clarifying under what circumstances a creditor should classify a restructured receivable as a TDR. A receivable is a TDR if both of the following exist: 1) a creditor has granted a concession to the debtor, and 2) the

Note 1: Summary of Significant Accounting Policies (continued)

debtor is experiencing financial difficulties. This Update clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. This Update also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. This guidance was effective for us in third quarter 2011 with retrospective application to January 1, 2011. Our adoption of this Update did not have a material effect on our consolidated financial statements.

Private Share Repurchases

During third quarter 2011, we entered into a private forward repurchase contract with an unrelated third party. This contract is indexed to and expected to settle in our common stock. Additionally, this contract meets accounting requirements to be classified as permanent equity. In connection with the agreement, we paid $150 million to the counterparty, which is recorded in permanent equity and is not subject to re-measurement. In return, the counterparty agreed to deliver a variable number of shares based on our volume weighted average stock price over the contract period. The agreement expires in fourth quarter 2011; however, the counterparty has the right to accelerate settlement with delivery of shares prior to the contractual settlement. There are no scenarios where the contract would not either physically settle in shares or allow us to choose the settlement method. The contract is expected to settle in our common stock unless unlikely events occur.

SUPPLEMENTAL CASH FLOW INFORMATION  Noncash activities are presented below, including information on transfers affecting MHFS, LHFS, and MSRs.

	Nine months ended Sept. 30,
(in millions)	2011	2010

Transfers from loans to securities available for sale	$-	3,468
Trading assets retained from securitization of MHFS	23,205	6,950
Capitalization of MSRs from sale of MHFS	2,852	3,086
Transfers from MHFS to foreclosed assets	169	189
Transfers from loans to MHFS	5,490	126
Transfers from (to) loans to (from) LHFS	170	100
Transfers from loans to foreclosed assets	7,057	6,736
Changes in consolidations of variable interest entities:
Trading assets	-	155
Securities available for sale	6	(7,590)
Loans	(693)	25,657
Other assets	-	193
Short-term borrowings	-	5,127
Long-term debt	674	13,134
Accrued expenses and other liabilities	-	(32)
Decrease in noncontrolling interests due to deconsolidation of subsidiaries	-	440
Transfer from noncontrolling interests to long-term debt	-	345

SUBSEQUENT EVENTS  We have evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2011, and there have been no material events that would require recognition in our third quarter 2011 consolidated financial statements or disclosure in the Notes to the financial statements.

Note 2: Business Combinations

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional consideration related to acquisitions, which is considered to be a guarantee, see Note 10.

In the first nine months of 2011, we completed nine acquisitions with combined total assets of $472 million consisting of a channel finance business with assets of

$389 million, a foreign currency exchange business with assets of $46 million and seven insurance brokerage businesses with combined total assets of $37 million. At September 30, 2011, we had two acquisitions pending, both of which are scheduled to close during fourth quarter 2011 with combined total assets of approximately $165 million. Also, the previously announced divestiture of our H.D. Vest Financial Services business was completed in October 2011.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments

The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Sept. 30,	Dec. 31,
(in millions)	2011	2010

Federal funds sold and securities purchased under resale agreements	$25,198	24,880
Interest-earning deposits	63,048	53,433
Other short-term investments	1,558	2,324

Total	$89,804	80,637

We receive collateral from other entities under resale agreements and securities borrowings. For additional information, see Note 10.

Note 4: Securities Available for Sale

The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative OCI. There were no securities classified as held to maturity as of the dates presented.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

September 30, 2011

Securities of U.S. Treasury and federal agencies	$13,758	78	(23)	13,813
Securities of U.S. states and political subdivisions	26,835	1,020	(885)	26,970
Mortgage-backed securities:
Federal agencies	80,291	4,435	(10)	84,716
Residential	17,042	1,516	(340)	18,218
Commercial	16,948	1,073	(1,080)	16,941

Total mortgage-backed securities	114,281	7,024	(1,430)	119,875

Corporate debt securities	14,933	734	(282)	15,385
Collateralized debt obligations (1)	8,349	327	(355)	8,321
Other (2)	19,027	428	(236)	19,219

Total debt securities	197,183	9,611	(3,211)	203,583

Marketable equity securities:
Perpetual preferred securities	2,622	189	(144)	2,667
Other marketable equity securities	536	398	(8)	926

Total marketable equity securities	3,158	587	(152)	3,593

Total	$200,341	10,198	(3,363)	207,176

December 31, 2010

Securities of U.S. Treasury and federal agencies	$1,570	49	(15)	1,604
Securities of U.S. states and political subdivisions	18,923	568	(837)	18,654
Mortgage-backed securities:
Federal agencies	78,578	3,555	(96)	82,037
Residential	18,294	2,398	(489)	20,203
Commercial	12,990	1,199	(635)	13,554

Total mortgage-backed securities	109,862	7,152	(1,220)	115,794

Corporate debt securities	9,015	1,301	(37)	10,279
Collateralized debt obligations (1)	4,638	369	(229)	4,778
Other (2)	16,063	576	(283)	16,356

Total debt securities	160,071	10,015	(2,621)	167,465
Marketable equity securities:
Perpetual preferred securities	3,671	250	(89)	3,832
Other marketable equity securities	587	771	(1)	1,357

Total marketable equity securities	4,258	1,021	(90)	5,189

Total	$164,329	11,036	(2,711)	172,654

(1)	Includes collateralized loan obligations with a cost basis and fair value of $7.7 billion and $7.7 billion, respectively, at September 30, 2011, and $4.0 billion and $4.2 billion, respectively, at December 31, 2010.
(2)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $6.6 billion and $6.7 billion, respectively, at September 30, 2011, and $6.2 billion and $6.4 billion, respectively, at December 31, 2010. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $812 million and $919 million, respectively, at September 30, 2011, and $927 million and $1.1 billion, respectively, at December 31, 2010. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.

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

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

September 30, 2011

Securities of U.S. Treasury and federal agencies	$(23)	9,311	-	-	(23)	9,311
Securities of U.S. states and political subdivisions	(230)	6,876	(655)	3,891	(885)	10,767
Mortgage-backed securities:
Federal agencies	(6)	3,485	(4)	650	(10)	4,135
Residential	(69)	3,040	(271)	3,353	(340)	6,393
Commercial	(282)	6,162	(798)	3,682	(1,080)	9,844

Total mortgage-backed securities	(357)	12,687	(1,073)	7,685	(1,430)	20,372
Corporate debt securities	(196)	7,001	(86)	173	(282)	7,174
Collateralized debt obligations	(158)	4,484	(197)	591	(355)	5,075
Other	(56)	3,709	(180)	681	(236)	4,390

Total debt securities	(1,020)	44,068	(2,191)	13,021	(3,211)	57,089

Marketable equity securities:
Perpetual preferred securities	(32)	409	(112)	700	(144)	1,109
Other marketable equity securities	(8)	101	-	8	(8)	109

Total marketable equity securities	(40)	510	(112)	708	(152)	1,218

Total	$(1,060)	44,578	(2,303)	13,729	(3,363)	58,307

December 31, 2010

Securities of U.S. Treasury and federal agencies	$(15)	544	-	-	(15)	544
Securities of U.S. states and political subdivisions	(322)	6,242	(515)	2,720	(837)	8,962
Mortgage-backed securities:
Federal agencies	(95)	8,103	(1)	60	(96)	8,163
Residential	(35)	1,023	(454)	4,440	(489)	5,463
Commercial	(9)	441	(626)	5,141	(635)	5,582

Total mortgage-backed securities	(139)	9,567	(1,081)	9,641	(1,220)	19,208

Corporate debt securities	(10)	477	(27)	157	(37)	634
Collateralized debt obligations	(13)	679	(216)	456	(229)	1,135
Other	(13)	1,985	(270)	757	(283)	2,742

Total debt securities	(512)	19,494	(2,109)	13,731	(2,621)	33,225

Marketable equity securities:
Perpetual preferred securities	(41)	962	(48)	467	(89)	1,429
Other marketable equity securities	-	-	(1)	7	(1)	7

Total marketable equity securities	(41)	962	(49)	474	(90)	1,436

Total	$(553)	20,456	(2,158)	14,205	(2,711)	34,661

Note 4: Securities Available for Sale (continued)

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

For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 5 in our 2010 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first nine months of 2011.

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

RESIDENTIAL AND COMMERCIAL MORTGAGE-BACKED SECURITIES (MBS) The unrealized losses associated with private residential MBS and commercial MBS are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. We estimate losses to a security by forecasting the underlying mortgage loans in each transaction. We use forecasted loan performance to project cash flows to the various tranches in the structure. We also consider cash flow forecasts and, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost basis of these securities.

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

COLLATERALIZED DEBT OBLIGATIONS (CDOS) The unrealized losses associated with CDOs relate to securities primarily backed by commercial, residential or other consumer collateral. The unrealized losses are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. We also consider cash flow forecasts and, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost basis of these securities.

OTHER DEBT SECURITIES The unrealized losses associated with other debt securities primarily relate to other asset-backed securities. The losses are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost basis of these securities.

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

The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $182 million and $3.8 billion, respectively, at September 30, 2011, and $83 million and $1.3 billion, respectively, at December 31, 2010. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

September 30, 2011

Securities of U.S. Treasury and federal agencies	$(23)	9,311	-	-
Securities of U.S. states and political subdivisions	(780)	9,978	(105)	789
Mortgage-backed securities:
Federal agencies	(10)	4,135	-	-
Residential	(35)	1,889	(305)	4,504
Commercial	(652)	8,942	(428)	902

Total mortgage-backed securities	(697)	14,966	(733)	5,406

Corporate debt securities	(130)	5,512	(152)	1,662
Collateralized debt obligations	(187)	4,775	(168)	300
Other	(179)	3,660	(57)	730

Total debt securities	(1,996)	48,202	(1,215)	8,887
Perpetual preferred securities	(118)	1,025	(26)	84

Total	$(2,114)	49,227	(1,241)	8,971

December 31, 2010

Securities of U.S. Treasury and federal agencies	$(15)	544	-	-
Securities of U.S. states and political subdivisions	(722)	8,423	(115)	539
Mortgage-backed securities:
Federal agencies	(96)	8,163	-	-
Residential	(23)	888	(466)	4,575
Commercial	(299)	4,679	(336)	903

Total mortgage-backed securities	(418)	13,730	(802)	5,478

Corporate debt securities	(22)	330	(15)	304
Collateralized debt obligations	(42)	613	(187)	522
Other	(180)	2,510	(103)	232

Total debt securities	(1,399)	26,150	(1,222)	7,075
Perpetual preferred securities	(81)	1,327	(8)	102

Total	$(1,480)	27,477	(1,230)	7,177

Note 4: Securities Available for Sale (continued)

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

			Remaining contractual maturity
	Total	Weighted- average	Within one year		After one year through five years		After five years through ten years		After ten years

(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

September 30, 2011

Securities of U.S. Treasury and federal agencies	$13,813	0.99%	$4	4.80%	$13,224	0.87%	$493	3.63%	$92	4.02%
Securities of U.S. states and political subdivisions	26,970	5.19	658	2.86	7,121	2.45	2,098	5.43	17,093	6.39
Mortgage-backed securities:
Federal agencies	84,716	4.65	2	6.37	74	5.79	1,607	3.22	83,033	4.68
Residential	18,218	4.66	-	-	1	5.80	698	1.81	17,519	4.77
Commercial	16,941	5.45	-	-	297	3.86	245	4.59	16,399	5.49

Total mortgage-backed securities	119,875	4.76	2	6.37	372	4.25	2,550	2.97	116,951	4.81

Corporate debt securities	15,385	5.07	645	5.53	8,141	3.75	4,575	6.82	2,024	6.28
Collateralized debt obligations	8,321	0.92	-	-	500	1.50	6,190	0.83	1,631	1.07
Other	19,219	1.92	785	1.49	12,065	1.76	3,275	2.41	3,094	2.12

Total debt securities at fair value	$203,583	4.16%	$2,094	3.18%	$41,423	2.00%	$19,181	3.39%	$140,885	4.92%

December 31, 2010

Securities of U.S. Treasury and federal agencies	$1,604	2.54%	$9	5.07%	$641	1.72%	$852	2.94%	$102	4.15%
Securities of U.S. states and political subdivisions	18,654	5.99	322	3.83	3,210	3.57	1,884	6.13	13,238	6.60
Mortgage-backed securities:
Federal agencies	82,037	5.01	5	6.63	28	6.58	420	5.23	81,584	5.00
Residential	20,203	4.98	-	-	-	-	341	3.20	19,862	5.01
Commercial	13,554	5.39	-	-	1	1.38	215	5.28	13,338	5.39

Total mortgage-backed securities	115,794	5.05	5	6.63	29	6.38	976	4.53	114,784	5.05

Corporate debt securities	10,279	5.94	545	7.82	3,853	6.01	4,817	5.62	1,064	6.21
Collateralized debt obligations	4,778	0.80	-	-	545	0.88	2,581	0.72	1,652	0.90
Other	16,356	2.53	1,588	2.89	7,887	3.00	4,367	2.01	2,514	1.72

Total debt securities at fair value	$167,465	4.81%	$2,469	4.12%	$16,165	3.72%	$15,477	3.63%	$133,354	5.10%

Realized Gains and Losses

The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the securities available-for-sale portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity securities (see Note 6 – Other Assets).

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010
Gross realized gains	$544	71	1,044	515
Gross realized losses	-	(3)	(49)	(21)
OTTI write-downs	(112)	(145)	(381)	(357)
Net realized gains from securities available for sale	432	(77)	614	137
Net realized gains from principal and private equity investments	212	94	813	269
Net realized gains from debt securities and equity investments	$644	17	1,427	406

Note 4: Securities Available for Sale (continued)

Other-Than-Temporary Impairment

The following table shows the detail of total OTTI write-downs included in earnings for debt securities and marketable and nonmarketable equity securities.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$-	8	2	16
Mortgage-backed securities:
Federal agencies	-	14	-	14
Residential	35	56	241	132
Commercial	52	50	75	105
Corporate debt securities	-	5	-	10
Collateralized debt obligations	1	1	1	12
Other debt securities	8	10	46	53

Total debt securities	96	144	365	342

Equity securities:
Marketable equity securities:
Perpetual preferred securities	-	1	-	15
Other marketable equity securities	16	-	16	-

Total marketable equity securities	16	1	16	15

Total securities available for sale	112	145	381	357

Nonmarketable equity securities	32	34	89	187

Total OTTI write-downs included in earnings	$144	179	470	544

Other-Than-Temporarily Impaired Debt Securities

The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the related changes in OCI for the same securities.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$96	129	364	324
Intent-to-sell OTTI	-	15	1	18

Total recorded as part of gross realized losses	96	144	365	342

Recorded directly to OCI for non-credit-related impairment:
U.S. states and political subdivisions	-	1	(1)	(4)
Residential mortgage-backed securities	(13)	(160)	(181)	(258)
Commercial mortgage-backed securities	51	69	15	151
Corporate debt securities	-	(1)	-	(1)
Collateralized debt obligations	4	-	4	56
Other debt securities	(2)	(3)	(13)	(33)

Total recorded directly to OCI for increase (decrease) in non-credit-related impairment (1)	40	(94)	(176)	(89)

Total OTTI losses recorded on debt securities	$136	50	189	253

(1)	Represents amounts recorded to OCI on debt securities in periods OTTI write-downs have occurred. Changes in fair value in subsequent periods on such securities, to the extent additional credit-related OTTI did not occur, are not reflected in this total. For the nine months ended September 30, 2011, the non-credit-related impairment recorded to OCI was a $176 million reduction in total OTTI because the fair value of the security increased due to factors other than credit. This fair value increase (net of the $364 million decrease related to credit) was not sufficient to recover the full amount of the unrealized loss on such securities and therefore required recognition of OTTI.

The following table presents a rollforward of the credit loss component of OTTI recognized in earnings for debt securities we still own (referred to as “credit-impaired” debt securities). The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows discounted using the security’s current effective interest rate and the amortized cost basis of the security prior to considering credit losses. OTTI recognized in earnings for credit-impaired debt securities is presented as additions and is classified into one of two components based upon whether the current period is the first time the debt security was credit-

impaired (initial credit impairment) or if the debt security was previously credit-impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down.

Changes in the credit loss component of credit-impaired debt securities that we do not intend to sell were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010

Credit loss component, beginning of period	$1,251	1,049	1,043	1,187
Additions:
Initial credit impairments	31	42	73	101
Subsequent credit impairments	65	87	291	223

Total additions	96	129	364	324

Reductions:
For securities sold	(104)	(105)	(142)	(181)
For securities derecognized due to changes in consolidation status of variable interest entities	(2)	-	(2)	(242)
Due to change in intent to sell or requirement to sell	-	-	-	(2)
For recoveries of previous credit impairments (1)	(5)	(11)	(27)	(24)

Total reductions	(111)	(116)	(171)	(449)

Credit loss component, end of period	$1,236	1,062	1,236	1,062

(1)	Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 4: Securities Available for Sale (continued)

For asset-backed securities (e.g., residential MBS), we estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets

(NPAs), future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the security’s current effective interest rate to arrive at a present value amount. Total credit impairment losses on residential MBS that we do not intend to sell are shown in the table below. The table also presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for residential MBS.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
($ in millions)	2011	2010	2011	2010

Credit impairment losses on residential MBS
Investment grade	$-	-	5	-
Non-investment grade	35	55	236	131

Total credit impairment losses on residential MBS	$35	55	241	131

Significant inputs (non-agency – non-investment grade MBS)
Expected remaining life of loan losses (1):
Range (2)	0-48%	3-39	0-48	1-40
Credit impairment distribution (3):
0 - 10% range	28	64	42	58
10 - 20% range	30	35	19	23
20 - 30% range	20	-	29	16
Greater than 30%	22	1	10	3
Weighted average (4)	14	9	11	9
Current subordination levels (5):
Range (2)	0-25	0-23	0-25	0-25
Weighted average (4)	4	7	4	7
Prepayment speed (annual CPR (6)):
Range (2)	3-19	3-27	3-19	3-27
Weighted average (4)	14	21	11	13

(1)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.
(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(3)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example 28% of credit impairment losses recognized in earnings for the quarter ended September 30, 2011, had expected remaining life of loan loss assumptions of 0 to 10%.
(4)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(5)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(6)	Constant prepayment rate.

Note 5: Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances are presented net of unearned income, net deferred loan fees, and unamortized discounts and premiums totaling a net reduction of $9.3 billion and $11.3 billion at September 30, 2011, and December 31, 2010, respectively. Outstanding balances also include PCI loans net of any remaining purchase accounting adjustments. Information about PCI loans is presented separately in the “Purchased Credit-Impaired Loans” section of this Note.

(in millions)	Sept. 30, 2011	Dec. 31, 2010

Commercial:
Commercial and industrial	$164,510	151,284
Real estate mortgage	104,363	99,435
Real estate construction	19,719	25,333
Lease financing	12,852	13,094
Foreign (1)	38,390	32,912

Total commercial	339,834	322,058

Consumer:
Real estate 1-4 family first mortgage	223,758	230,235
Real estate 1-4 family junior lien mortgage	88,264	96,149
Credit card	21,650	22,260
Other revolving credit and installment	86,600	86,565

Total consumer	420,272	435,209

Total loans	$760,106	757,267

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

The following table summarizes the proceeds paid or received for purchases and sales of loans and transfers from (to) mortgages/loans held for sale at lower of cost or market. This loan activity primarily includes purchases or sales of commercial loan participation interests, whereby we receive or transfer a portion of a loan after origination. The table excludes PCI loans and loans recorded at fair value, including loans originated for sale because their loan activity normally does not impact the allowance for credit losses.

	2011			2010
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended September 30,

Purchases (1)	$2,575	283	2,858	465	6	471
Sales	(1,648)	(379)	(2,027)	(1,207)	(23)	(1,230)
Transfers from/(to) MHFS/LHFS (1)	(35)	(19)	(54)	(86)	(118)	(204)

Nine months ended September 30,

Purchases (1)	$4,681	283	4,964	1,517	156	1,673
Sales	(4,114)	(693)	(4,807)	(3,782)	(318)	(4,100)
Transfers from/(to) MHFS/LHFS (1)	(205)	(69)	(274)	(143)	(83)	(226)

(1)	The “Purchases” and “Transfers (from)/to MHFS/LHFS” categories exclude activity in government insured/guaranteed loans where Wells Fargo acts as servicer. On a net basis, this activity was $2.7 billion and $1.3 billion for the quarters ended September 30, 2011 and September 30, 2010, respectively, and $5.7 billion and $5.4 billion for nine months ended September 30, 2011 and September 30, 2010, respectively.

Note 5: Loans and Allowance for Credit Losses (continued)

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

CONSUMER PORTFOLIO SEGMENT ACL METHODOLOGY For consumer loans, not identified as a TDR, we determine the allowance on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics, such as residential real estate mortgages and credit cards. As appropriate and to achieve greater accuracy, we may further stratify selected portfolios by sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. We use assumptions for these pools in our forecast models, such as historic delinquency and default, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.

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

OTHER ACL MATTERS The allowance for credit losses for both portfolio segments includes an amount for imprecision or uncertainty that may change from period to period. This amount represents management’s judgment of risks inherent in the processes and assumptions used in establishing the allowance. This imprecision considers economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and ongoing discussions with regulatory and government agencies regarding mortgage foreclosure-related matters.

Impaired loans, which include nonaccrual commercial loans and any loans that have been modified in a TDR, have an estimated allowance calculated as the difference, if any, between the impaired value of the loan and the recorded investment in the loan. The impaired value of the loan is generally calculated as the present value of expected future cash flows from principal and interest which incorporates expected lifetime losses, discounted at the loan’s effective interest rate. The allowance for a non-impaired loan is based solely on principal losses without consideration for timing of those losses. The allowance for an impaired loan that was modified in a TDR may be lower than the previously established allowance for that loan due to benefits received through modification, such as lower probability of default and/or severity of loss, and the impact of prior charge-offs or charge-offs at the time of the modification that may reduce or eliminate the need for an allowance.

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

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010

Balance, beginning of period	$21,262	25,085	23,463	25,031
Provision for credit losses	1,811	3,445	5,859	12,764
Interest income on certain impaired loans (1)	(84)	(67)	(246)	(203)
Loan charge-offs:
Commercial:
Commercial and industrial	(349)	(588)	(1,182)	(2,165)
Real estate mortgage	(119)	(236)	(483)	(881)
Real estate construction	(98)	(296)	(316)	(990)
Lease financing	(10)	(29)	(30)	(94)
Foreign	(25)	(49)	(121)	(148)

Total commercial	(601)	(1,198)	(2,132)	(4,278)

Consumer:
Real estate 1-4 family first mortgage	(900)	(1,164)	(2,979)	(3,701)
Real estate 1-4 family junior lien mortgage	(893)	(1,140)	(2,907)	(3,875)
Credit card	(320)	(556)	(1,146)	(1,891)
Other revolving credit and installment	(421)	(572)	(1,312)	(1,864)

Total consumer	(2,534)	(3,432)	(8,344)	(11,331)

Total loan charge-offs	(3,135)	(4,630)	(10,476)	(15,609)

Loan recoveries:
Commercial:
Commercial and industrial	88	79	313	317
Real estate mortgage	23	18	107	32
Real estate construction	43	20	106	82
Lease financing	7	6	20	15
Foreign	17	10	38	31

Total commercial	178	133	584	477

Consumer:
Real estate 1-4 family first mortgage	79	130	345	347
Real estate 1-4 family junior lien mortgage	51	55	162	157
Credit card	54	52	204	165
Other revolving credit and installment	162	165	522	549

Total consumer	346	402	1,233	1,218

Total loan recoveries	524	535	1,817	1,695

Net loan charge-offs (2)	(2,611)	(4,095)	(8,659)	(13,914)

Allowances related to business combinations/other (3)	(6)	4	(45)	694

Balance, end of period	$20,372	24,372	20,372	24,372

Components:
Allowance for loan losses	$20,039	23,939	20,039	23,939
Allowance for unfunded credit commitments	333	433	333	433

Allowance for credit losses (4)	$20,372	24,372	20,372	24,372

Net loan charge-offs (annualized) as a percentage of average total loans (2)	1.37%	2.14	1.54%	2.40
Allowance for loan losses as a percentage of total loans (4)	2.64	3.18	2.64	3.18
Allowance for credit losses as a percentage of total loans (4)	2.68	3.23	2.68	3.23

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.
(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.
(3)	Includes $693 million for the nine months ended September 30, 2010 related to the adoption of consolidation accounting guidance on January 1, 2010.
(4)	The allowance for credit losses includes $302 million and $379 million at September 30, 2011 and 2010, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

Note 5: Loans and Allowance for Credit Losses (continued)

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2011			2010
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended September 30,

Balance, beginning of period	$7,413	13,849	21,262	8,559	16,526	25,085
Provision for credit losses	(242)	2,053	1,811	1,122	2,323	3,445
Interest income on certain impaired loans	(39)	(45)	(84)	(32)	(35)	(67)

Loan charge-offs	(601)	(2,534)	(3,135)	(1,198)	(3,432)	(4,630)
Loan recoveries	178	346	524	133	402	535

Net loan charge-offs	(423)	(2,188)	(2,611)	(1,065)	(3,030)	(4,095)

Allowance related to business combinations/other	(6)	-	(6)	-	4	4

Balance, end of period	$6,703	13,669	20,372	8,584	15,788	24,372

Nine months ended September 30,

Balance, beginning of period	$8,169	15,294	23,463	8,141	16,890	25,031
Provision for credit losses	203	5,656	5,859	4,343	8,421	12,764
Interest income on certain impaired loans	(123)	(123)	(246)	(108)	(95)	(203)

Loan charge-offs	(2,132)	(8,344)	(10,476)	(4,278)	(11,331)	(15,609)
Loan recoveries	584	1,233	1,817	477	1,218	1,695

Net loan charge-offs	(1,548)	(7,111)	(8,659)	(3,801)	(10,113)	(13,914)

Allowance related to business combinations/other	2	(47)	(45)	9	685	694

Balance, end of period	$6,703	13,669	20,372	8,584	15,788	24,372

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

September 30, 2011

Collectively evaluated (1)	$4,245	9,226	13,471	322,632	373,248	695,880
Individually evaluated (2)	2,216	4,383	6,599	10,651	16,362	27,013
PCI (3)	242	60	302	6,551	30,662	37,213

Total	$6,703	13,669	20,372	339,834	420,272	760,106

December 31, 2010

Collectively evaluated (1)	$5,424	11,539	16,963	302,392	387,707	690,099
Individually evaluated (2)	2,479	3,723	6,202	11,731	14,007	25,738
PCI (3)	266	32	298	7,935	33,495	41,430

Total	$8,169	15,294	23,463	322,058	435,209	757,267

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

The majority of credit quality indicators are based on September 30, 2011, information, with the exception of updated FICO and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than June 30, 2011.

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

The table below provides a breakdown of outstanding commercial loans by risk category. Both the CRE mortgage and construction criticized totals are relatively high as a result of the current conditions in the real estate market. Of the $30.0 billion in criticized CRE loans, $6.3 billion has been placed on nonaccrual status and written down to net realizable value. CRE loans have a high level of monitoring in place to manage these assets and mitigate any loss exposure.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

September 30, 2011

By risk category:
Pass	$141,142	79,143	10,290	12,237	35,661	278,473
Criticized	22,885	22,412	7,587	615	1,311	54,810

Total commercial loans (excluding PCI)	164,027	101,555	17,877	12,852	36,972	333,283
Total commercial PCI loans (carrying value)	483	2,808	1,842	-	1,418	6,551

Total commercial loans	$164,510	104,363	19,719	12,852	38,390	339,834

December 31, 2010

By risk category:
Pass	$126,058	70,597	11,256	12,411	30,341	250,663
Criticized	24,508	25,983	11,128	683	1,158	63,460

Total commercial loans (excluding PCI)	150,566	96,580	22,384	13,094	31,499	314,123
Total commercial PCI loans (carrying value)	718	2,855	2,949	-	1,413	7,935

Total commercial loans	$151,284	99,435	25,333	13,094	32,912	322,058

Note 5: Loans and Allowance for Credit Losses (continued)

In addition, we monitor past due status as part of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

September 30, 2011

By delinquency status:
Current-29 DPD and still accruing	$160,882	95,686	15,420	12,723	36,718	321,429
30-89 DPD and still accruing	909	1,233	485	58	175	2,860
90+ DPD and still accruing	108	207	57	-	11	383
Nonaccrual loans	2,128	4,429	1,915	71	68	8,611

Total commercial loans (excluding PCI)	164,027	101,555	17,877	12,852	36,972	333,283
Total commercial PCI loans (carrying value)	483	2,808	1,842	-	1,418	6,551

Total commercial loans	$164,510	104,363	19,719	12,852	38,390	339,834

December 31, 2010

By delinquency status:
Current-29 DPD and still accruing	$146,135	90,233	19,005	12,927	31,350	299,650
30-89 DPD and still accruing	910	1,016	510	59	-	2,495
90+ DPD and still accruing	308	104	193	-	22	627
Nonaccrual loans	3,213	5,227	2,676	108	127	11,351

Total commercial loans (excluding PCI)	150,566	96,580	22,384	13,094	31,499	314,123
Total commercial PCI loans (carrying value)	718	2,855	2,949	-	1,413	7,935

Total commercial loans	$151,284	99,435	25,333	13,094	32,912	322,058

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

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

	Real estate	Real estate		Other
	1-4 family	1-4 family		revolving
	first	junior lien	Credit	credit and
(in millions)	mortgage	mortgage	card	installment	Total

September 30, 2011

By delinquency status:
Current-29 DPD	$159,937	85,273	20,957	69,708	335,875
30-59 DPD	4,136	799	213	852	6,000
60-89 DPD	2,017	502	153	274	2,946
90-119 DPD	1,220	386	130	132	1,868
120-179 DPD	1,677	546	197	37	2,457
180+ DPD	6,636	542	-	8	7,186
Government insured/guaranteed loans (1)	17,689	-	-	15,589	33,278

Total consumer loans (excluding PCI)	193,312	88,048	21,650	86,600	389,610
Total consumer PCI loans (carrying value)	30,446	216	-	-	30,662

Total consumer loans	$223,758	88,264	21,650	86,600	420,272

December 31, 2010 (2)

By delinquency status:
Current-29 DPD	$164,558	92,512	21,276	67,129	345,475
30-59 DPD	4,516	917	262	1,261	6,956
60-89 DPD	2,173	608	207	376	3,364
90-119 DPD	1,399	476	190	171	2,236
120-179 DPD	2,080	764	324	58	3,226
180+ DPD	6,750	622	1	117	7,490
Government insured/guaranteed loans (1)	15,514	-	-	17,453	32,967

Total consumer loans (excluding PCI)	196,990	95,899	22,260	86,565	401,714
Total consumer PCI loans (carrying value)	33,245	250	-	-	33,495

Total consumer loans	$230,235	96,149	22,260	86,565	435,209

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP).
(2)	Amounts at December 31, 2010, have been revised to conform to the current separate presentation of government insured/guaranteed loans.

Of $11.5 billion of loans that are 90 days or more past due at September 30, 2011, $1.5 billion was accruing, compared with $13.0 billion and $2.0 billion, respectively, at December 31, 2010.

Real estate 1-4 family first mortgage loans 180 days or more past due totaled $6.6 billion, or 3.4% of total first mortgages (excluding PCI), at September 30, 2011, compared with $6.8 billion, or 3.4%, at December 31, 2010. The aging of the delinquent real estate 1-4 family first mortgage loans is a result of the prolonged foreclosure process and our effort to help customers stay in their homes through various loan modification programs, as loans continue to age until these processes are complete.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $5.0 billion at September 30, 2011, and $4.1 billion at December 31, 2010. The majority of our portfolio is underwritten with a FICO score of 680 and above.

Note 5: Loans and Allowance for Credit Losses (continued)

	Real estate	Real estate		Other
	1-4 family	1-4 family		revolving
	first	junior lien	Credit	credit and
(in millions)	mortgage	mortgage	card	installment	Total

September 30, 2011

By updated FICO:
< 600	$22,264	7,618	2,340	9,544	41,766
600-639	10,830	4,020	1,732	6,084	22,666
640-679-	15,477	6,930	3,234	9,211	34,852
680-719	23,772	12,133	4,498	10,464	50,867
720-759	27,656	17,459	4,550	9,769	59,434
760-799	47,603	25,052	3,328	10,822	86,805
800+	20,696	10,295	1,755	5,325	38,071
No FICO available	7,325	4,541	213	4,807	16,886
FICO not required	-	-	-	4,985	4,985
Government insured/guaranteed loans (1)	17,689	-	-	15,589	33,278

Total consumer loans (excluding PCI)	193,312	88,048	21,650	86,600	389,610
Total consumer PCI loans (carrying value)	30,446	216	-	-	30,662

Total consumer loans	$223,758	88,264	21,650	86,600	420,272

December 31, 2010 (2)

By updated FICO:
< 600	$26,013	9,126	2,872	10,806	48,817
600-639	11,105	4,457	1,826	5,965	23,353
640-679	16,202	7,678	3,305	8,344	35,529
680-719	25,549	13,759	4,522	9,480	53,310
720-759	29,443	20,334	4,441	8,808	63,026
760-799	47,250	27,222	3,215	9,357	87,044
800+	19,719	10,607	1,794	4,692	36,812
No FICO available	6,195	2,716	285	7,528	16,724
FICO not required	-	-	-	4,132	4,132
Government insured/guaranteed loans (1)	15,514	-	-	17,453	32,967

Total consumer loans (excluding PCI)	196,990	95,899	22,260	86,565	401,714
Total consumer PCI loans (carrying value)	33,245	250	-	-	33,495

Total consumer loans	$230,235	96,149	22,260	86,565	435,209

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP.
(2)	Amounts at December 31, 2010, have been revised to conform to the current separate presentation of government insured/guaranteed loans.

LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. CLTV refers to the combination of first mortgage and junior lien mortgage (including unused line amounts for credit line products) ratios. LTVs and CLTVs are updated quarterly using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties as the AVM values have proven less accurate for these properties.

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

	September 30, 2011			December 31, 2010 (1)
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total
By LTV/CLTV:
0-60%	$48,683	13,210	61,893	47,808	14,814	62,622
60.01-80%	47,440	16,571	64,011	42,542	17,744	60,286
80.01-100%	37,634	20,908	58,542	39,497	24,255	63,752
100.01-120% (2)	20,997	16,170	37,167	24,147	17,887	42,034
> 120% (2)	18,227	18,563	36,790	24,243	18,628	42,871
No LTV/CLTV available	2,642	2,626	5,268	3,239	2,571	5,810
Government insured/guaranteed loans (3)	17,689	-	17,689	15,514	-	15,514
Total consumer loans (excluding PCI)	193,312	88,048	281,360	196,990	95,899	292,889
Total consumer PCI loans (carrying value)	30,446	216	30,662	33,245	250	33,495

Total consumer loans	$223,758	88,264	312,022	230,235	96,149	326,384

(1)	Amounts at December 31, 2010, have been revised to conform to the current separate presentation of government insured/guaranteed loans.
(2)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(3)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	Sept. 30,	Dec. 31,
(in millions)	2011	2010

Commercial:
Commercial and industrial	$2,128	3,213
Real estate mortgage	4,429	5,227
Real estate construction	1,915	2,676
Lease financing	71	108
Foreign	68	127

Total commercial (1)	8,611	11,351

Consumer:
Real estate 1-4 family first mortgage (2)	11,024	12,289
Real estate 1-4 family junior lien mortgage	2,035	2,302
Other revolving credit and installment	230	300

Total consumer	13,289	14,891

Total nonaccrual loans (excluding PCI)	$21,900	26,242

(1)	Includes LHFS of $37 million at September 30, 2011, and $3 million at December 31, 2010.
(2)	Includes MHFS of $311 million at September 30, 2011, and $426 million at December 31, 2010.

Note 5: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $8.9 billion at September 30, 2011, and $11.6 billion at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	Sept. 30,	Dec. 31,
(in millions)	2011	2010

Total (excluding PCI):	$19,639	18,488
Less: FHA insured/guaranteed by the VA (1)	16,498	14,733
Less: Student loans guaranteed under the FFELP (2)	1,212	1,106

Total, not government insured/guaranteed	$1,929	2,649

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$108	308
Real estate mortgage	207	104
Real estate construction	57	193
Foreign	11	22

Total commercial	383	627

Consumer:
Real estate 1-4 family first mortgage (3)	819	941
Real estate 1-4 family junior lien mortgage (3)	255	366
Credit card	328	516
Other revolving credit and installment	144	199

Total consumer	1,546	2,022

Total, not government insured/guaranteed	$1,929	2,649

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.
(2)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.
(3)	Includes mortgage held for sale 90 days or more past due and still accruing.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans include loans on nonaccrual status in the commercial portfolio segment and loans modified in a troubled debt restructuring (TDR), whether on accrual or nonaccrual status. These impaired loans may have estimated loss which is included in the allowance for credit losses. Impaired loans exclude PCI loans. Upon our adoption of ASU No. 2011-02, we identified commercial loans that were not previously included as impaired loans, which, at September 30, 2011, totaled $685 million with an associated allowance for credit losses of $54 million. The allowance for credit losses associated with these loans would have been measured under a collectively evaluated basis prior to adoption, but is now estimated on an individually evaluated basis. Our consumer loans were not impacted by the adoption of ASU No. 2011-02.

		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	principal	Impaired	allowance for	allowance for
(in millions)	balance	loans	credit losses	credit losses

September 30, 2011

Commercial:
Commercial and industrial	$7,249	3,214	3,159	578
Real estate mortgage	7,638	4,988	4,704	1,152
Real estate construction	4,497	2,286	2,286	450
Lease financing	156	143	102	28
Foreign	196	20	20	8

Total commercial	19,736	10,651	10,271	2,216

Consumer:
Real estate 1-4 family first mortgage	15,475	13,512	13,512	3,225
Real estate 1-4 family junior lien mortgage	2,125	1,975	1,975	761
Credit card	596	596	596	353
Other revolving credit and installment	282	279	279	44

Total consumer	18,478	16,362	16,362	4,383

Total impaired loans (excluding PCI)	$38,214	27,013	26,633	6,599

December 31, 2010

Commercial:
Commercial and industrial	$8,190	3,600	3,276	607
Real estate mortgage	7,439	5,239	5,163	1,282
Real estate construction	4,676	2,786	2,786	548
Lease financing	149	91	91	34
Foreign	215	15	15	8

Total commercial	20,669	11,731	11,331	2,479

Consumer:
Real estate 1-4 family first mortgage	12,834	11,603	11,603	2,754
Real estate 1-4 family junior lien mortgage	1,759	1,626	1,626	578
Credit card	548	548	548	333
Other revolving credit and installment	231	230	230	58

Total consumer	15,372	14,007	14,007	3,723

Total impaired loans (excluding PCI)	$36,041	25,738	25,338	6,202

Note 5: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $3.8 billion at September 30, 2011, and $1.2 billion at December 31, 2010. These commitments primarily relate to commercial and industrial loans, which, at the time of modification, had an amount of availability to the borrower that continues under the modified terms of the TDR and totaled $2.5 billion at September 30, 2011, and $345 million at December 31, 2010.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest	recorded	interest
(in millions)	investment	income	investment	income	investment	income	investment	income

Commercial:
Commercial and industrial	$3,379	35	3,722	21	3,668	80	3,859	70
Real estate mortgage	5,093	24	4,851	19	5,429	54	4,512	37
Real estate construction	2,331	11	2,917	27	2,523	36	3,049	39
Lease financing	150	-	17	-	169	-	38	-
Foreign	21	-	31	-	19	-	57	-

Total commercial	10,974	70	11,538	67	11,808	170	11,515	146

Consumer:
Real estate 1-4 family first mortgage	13,241	179	10,316	126	12,548	484	8,626	360
Real estate 1-4 family junior lien mortgage	1,928	17	1,534	12	1,831	51	1,407	43
Credit card	602	3	264	2	593	15	324	8
Other revolving credit and installment	272	6	174	1	257	19	115	1

Total consumer	16,043	205	12,288	141	15,229	569	10,472	412

Total impaired loans	$27,017	275	23,826	208	27,037	739	21,987	558

Interest income:
Cash basis of accounting		$35		95		120		196
Other (1)		240		113		619		362

Total interest income		$275		208		739		558

(1)	Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TDRS When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR. The following table summarizes how our loans were modified as TDRs in the current period, including the financial effects of the modification. The reported balances represent TDRs outstanding at the end of the period.

	Primary modification type (1)				Financial effects of modifications
						Weighted	Recorded
			Other			average	investment
		Interest	interest			interest	related to
		rate	rate		Charge-	rate	interest rate
(in millions)	Principal (2)	reduction	concessions (3)	Total	offs (4)	reduction	reduction

Quarter ended September 30, 2011

Commercial:
Commercial and industrial	$36	2	685	723	14	0.70%	$2
Real estate mortgage	13	34	419	466	14	1.18	35
Real estate construction	-	35	67	102	3	0.38	34
Lease financing	-	-	30	30	-	-	-
Foreign	-	-	-	-	-	-	-

Total commercial	49	71	1,201	1,321	31	0.78	71

Consumer:
Real estate 1-4 family first mortgage	453	504	198	1,155	90	3.23	882
Real estate 1-4 family junior lien mortgage	19	109	48	176	4	4.50	125
Credit card	-	76	-	76	1	10.69	54
Other revolving credit and installment	19	28	1	48	4	-	43

Total consumer	491	717	247	1,455	99	3.88	1,104

Total	$540	788	1,448	2,776	130	3.69%	$1,175

Nine months ended September 30, 2011

Commercial:
Commercial and industrial	$123	59	2,040	2,222	47	3.27%	$64
Real estate mortgage	56	114	1,274	1,444	21	1.46	128
Real estate construction	29	55	296	380	26	0.63	66
Lease financing	-	-	57	57	-	-	-
Foreign	-	-	5	5	-	-	-

Total commercial	208	228	3,672	4,108	94	1.70	258

Consumer:
Real estate 1-4 family first mortgage	1,324	1,560	745	3,629	223	3.32	2,705
Real estate 1-4 family junior lien mortgage	81	480	163	724	21	4.33	557
Credit card	-	263	-	263	2	10.77	187
Other revolving credit and installment	57	92	4	153	18	6.37	145

Total consumer	1,462	2,395	912	4,769	264	3.99	3,594

Total	$1,670	2,623	4,584	8,877	358	3.83%	$3,852

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate.
(4)	Charge-offs include write-downs of the investment in the loan in the period of modification. In some cases, the amount of charge off will differ from the modification terms if the loan has already been charged down based on our policies. Modifications resulted in forgiving principal (actual, contingent or deferred) of $134 million during the quarter and $407 million for the year-to-date period.

Note 5: Loans and Allowance for Credit Losses (continued)

The table below summarizes TDRs that have defaulted in the current period within 12 months of their modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Recorded investment of defaults
	Quarter	Nine months
	ended	ended
	Sept. 30,	Sept. 30,
(in millions)	2011	2011

Commercial:
Commercial and industrial	$31	148
Real estate mortgage	105	260
Real estate construction	9	41

Total commercial	145	449

Consumer:
Real estate 1-4 family first mortgage	277	867
Real estate 1-4 family junior lien mortgage	35	98
Credit card	29	131
Other revolving credit and installment	35	85

Total consumer	376	1,181

Total	$521	1,630

The two previous tables present information for permanent modifications classified as TDRs. We require some borrowers experiencing financial difficulty to make trial payments for three to four months, according to terms of a planned permanent modification, to determine if they can perform according to those terms. These trial payment period arrangements are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans. While loans are in trial payment programs their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. At September 30, 2011, loans with a recorded investment of $642 million were in trial payment programs, of which $301 million were accruing loans and $341 million were nonaccruing loans. No concession is granted during the trial payment period other than an insignificant delay in payments due under the original terms. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified and classified as TDRs at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

Purchased Credit-Impaired Loans

Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008. The following table presents PCI loans net of any remaining purchase accounting adjustments.

	Sept. 30,	Dec. 31,
(in millions)	2011	2010

Commercial:
Commercial and industrial	$483	718
Real estate mortgage	2,808	2,855
Real estate construction	1,842	2,949
Foreign	1,418	1,413

Total commercial	6,551	7,935

Consumer:
Real estate 1-4 family first mortgage	30,446	33,245
Real estate 1-4 family junior lien mortgage	216	250
Other revolving credit and installment	-	-

Total consumer	30,662	33,495

Total PCI loans (carrying value)	$37,213	41,430

Total PCI loans (unpaid principal balance)	$56,610	64,331

ACCRETABLE YIELD The excess of cash flows expected to be collected over the carrying value of PCI loans is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan, or pools of loans. The accretable yield is affected by:

•

Changes in interest rate indices for variable rate PCI loans - Expected future cash flows are based on the variable rates in effect at the time of the regular evaluations of cash flows expected to be collected;

•	Changes in prepayment assumptions - Prepayments affect the estimated life of PCI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•

Changes in the expected principal and interest payments over the estimated life - Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows from loan modifications are included in the regular evaluations of cash flows expected to be collected.

The change in the accretable yield related to PCI loans is presented in the following table.

	Quarter	Nine months
	ended	ended
	Sept. 30,	Sept. 30,	Year ended Dec. 31,
(in millions)	2011	2011	2010	2009

Total, beginning of period	$14,871	16,714	14,559	10,447
Accretion into interest income (1)	(553)	(1,655)	(2,392)	(2,601)
Accretion into noninterest income due to sales (2)	(3)	(189)	(43)	(5)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	108	318	3,399	441
Changes in expected cash flows that do not affect nonaccretable difference (3)	2,473	1,708	1,191	6,277

Total, end of period	$16,896	16,896	16,714	14,559

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.
(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.
(3)	Represents changes in cash flows expected to be collected due to changes in interest rates on variable rate PCI loans, changes in prepayment assumptions and the impact of modifications.

Note 5: Loans and Allowance for Credit Losses (continued)

PCI ALLOWANCE Based on our regular evaluation of estimates of cash flows expected to be collected, we may establish an allowance for a PCI loan or pool of loans, with a charge to income though the provision for losses. The following table summarizes the changes in allowance for PCI loan losses.

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Balance, December 31, 2008	$-	-	-	-
Provision for losses due to credit deterioration	850	-	3	853
Charge-offs	(520)	-	-	(520)

Balance, December 31, 2009	330	-	3	333
Provision for losses due to credit deterioration	712	-	59	771
Charge-offs	(776)	-	(30)	(806)

Balance, December 31, 2010	266	-	32	298
Provision for losses due to credit deterioration	132	-	44	176
Charge-offs	(156)	-	(16)	(172)
Balance, September 30, 2011	$242	-	60	302

Balance, June 30, 2011	$215	-	58	273
Provision for losses due to credit deterioration	77	-	6	83
Charge-offs	(50)	-	(4)	(54)
Balance, September 30, 2011	$242	-	60	302

COMMERCIAL PCI CREDIT QUALITY INDICATORS The following table provides a breakdown of commercial PCI loans by risk category.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

September 30, 2011

By risk category:
Pass	$242	808	254	853	2,157
Criticized	241	2,000	1,588	565	4,394

Total commercial PCI loans	$483	2,808	1,842	1,418	6,551

December 31, 2010

By risk category:
Pass	$214	352	128	210	904
Criticized	504	2,503	2,821	1,203	7,031

Total commercial PCI loans	$718	2,855	2,949	1,413	7,935

The following table provides past due information for commercial PCI loans.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

September 30, 2011

By delinquency status:
Current-29 DPD and still accruing	$425	2,341	1,135	1,203	5,104
30-89 DPD and still accruing	19	208	116	-	343
90+ DPD and still accruing	39	259	591	215	1,104

Total commercial PCI loans	$483	2,808	1,842	1,418	6,551

December 31, 2010

By delinquency status:
Current-29 DPD and still accruing	$612	2,295	1,395	1,209	5,511
30-89 DPD and still accruing	22	113	178	-	313
90+ DPD and still accruing	84	447	1,376	204	2,111

Total commercial PCI loans	$718	2,855	2,949	1,413	7,935

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

	September 30, 2011			December 31, 2010
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By delinquency status:
Current-29 DPD	$26,637	279	26,916	29,297	436	29,733
30-59 DPD	3,399	18	3,417	3,586	30	3,616
60-89 DPD	1,521	9	1,530	1,364	17	1,381
90-119 DPD	831	9	840	881	13	894
120-179 DPD	1,153	14	1,167	1,346	19	1,365
180+ DPD	5,971	151	6,122	7,214	220	7,434

Total consumer PCI loans	$39,512	480	39,992	43,688	735	44,423

Total consumer PCI loans (carrying value)	$30,446	216	30,662	33,245	250	33,495

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides FICO scores for consumer PCI loans.

	September 30, 2011			December 31, 2010
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By FICO:
< 600	$18,103	221	18,324	22,334	363	22,697
600-639	7,513	84	7,597	7,563	109	7,672
640-679	6,607	83	6,690	6,185	96	6,281
680-719	3,824	45	3,869	3,949	60	4,009
720-759	1,939	13	1,952	2,057	17	2,074
760-799	972	5	977	1,087	7	1,094
800+	191	2	193	232	2	234
No FICO available	363	27	390	281	81	362

Total consumer PCI loans	$39,512	480	39,992	43,688	735	44,423

Total consumer PCI loans (carrying value)	$30,446	216	30,662	33,245	250	33,495

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	September 30, 2011			December 31, 2010
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

By LTV/CLTV:
0-60%	$1,413	22	1,435	1,653	43	1,696
60.01-80%	4,282	50	4,332	5,513	42	5,555
80.01-100%	10,057	67	10,124	11,861	89	11,950
100.01-120% (1)	9,313	84	9,397	9,525	116	9,641
> 120% (1)	14,340	252	14,592	15,047	314	15,361
No LTV/CLTV available	107	5	112	89	131	220

Total consumer PCI loans	$39,512	480	39,992	43,688	735	44,423

Total consumer PCI loans (carrying value)	$30,446	216	30,662	33,245	250	33,495

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets

The components of other assets were:

(in millions)	Sept. 30, 2011	Dec. 31, 2010

Nonmarketable equity investments:
Cost method:
Private equity investments	$3,272	3,240
Federal bank stock	4,724	5,254

Total cost method	7,996	8,494
Equity method	7,955	7,624
Principal investments (1)	265	305

Total nonmarketable equity investments	16,216	16,423
Corporate/bank-owned life insurance	20,072	19,845
Accounts receivable	23,869	23,763
Interest receivable	5,172	4,895
Core deposit intangibles	7,705	8,904
Customer relationship and other amortized intangibles	1,691	1,847
Foreclosed assets:
Government insured/guaranteed (2)	1,336	1,479
Non-government insured/guaranteed	3,608	4,530
Operating lease assets	1,788	1,873
Due from customers on acceptances	350	229
Other	18,130	15,993

Total other assets	$99,937	99,781

(1)	Principal investments are recorded at fair value with realized and unrealized gains (losses) included in net gains (losses) from equity investments in the income statement.
(2)	These are foreclosed real estate securing FHA insured and VA guaranteed loans. Both principal and interest for these loans secured by the foreclosed real estate are collectible because they are insured/guaranteed.

Income related to nonmarketable investments was:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010
Net gains (losses) from:
Private equity investments	$204	90	773	244
Principal investments	8	4	40	25
All other nonmarketable equity investments	(19)	(86)	(200)	(124)

Net gains (losses) from nonmarketable equity investments	$193	8	613	145

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

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate		Transfers that we account for as secured borrowings	Total

September 30, 2011

Cash	$-	138		12	150
Trading assets	4,726	140		30	4,896
Securities available for sale (1)	21,841	3,466		10,591	35,898
Mortgages held for sale	-	541		-	541
Loans	11,896	12,749		1,780	26,425
Mortgage servicing rights	11,697	-		-	11,697
Other assets	4,218	1,681		142	6,041

Total assets	54,378	18,715		12,555	85,648

Short-term borrowings	-	3,546	(3)	9,742	13,288
Accrued expenses and other liabilities	3,530	856	(3)	19	4,405
Long-term debt	-	5,504	(3)	1,649	7,153

Total liabilities	3,530	9,906		11,410	24,846

Noncontrolling interests	-	55		-	55

Net assets	$50,848	8,754		1,145	60,747

December 31, 2010

Cash	$-	200		398	598
Trading assets	5,351	143		32	5,526
Securities available for sale (1)	24,001	2,159		7,834	33,994
Mortgages held for sale (2)	-	634		-	634
Loans	12,401	16,708		1,613	30,722
Mortgage servicing rights	13,261	-		-	13,261
Other assets (2)	3,783	2,071		90	5,944

Total assets	58,797	21,915		9,967	90,679

Short-term borrowings	-	3,636	(3)	7,773	11,409
Accrued expenses and other liabilities (2)	3,514	743	(3)	14	4,271
Long-term debt	-	8,377	(3)	1,700	10,077

Total liabilities	3,514	12,756		9,487	25,757

Noncontrolling interests (2)	-	94		-	94

Net assets	$55,283	9,065		480	64,828

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.
(2)	“VIEs that we consolidate” has been revised to correct previously reported amounts.
(3)	Includes the following VIE liabilities at September 30, 2011, and December 31, 2010, respectively, with recourse to the general credit of Wells Fargo: Short-term borrowings, $3.5 billion and $3.6 billion; Accrued expenses and other liabilities, $694 million and $645 million; and Long-term debt, $29 million and $53 million.

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

The following tables provide a summary of unconsolidated VIEs with which we have significant continuing involvement, but we are not the primary beneficiary. We do not consider our continuing involvement in an unconsolidated VIE to be significant when it relates to third-party sponsored VIEs for which we were not the transferor or if we were the sponsor but do not have any other significant continuing involvement.

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

Note 7: Securitizations and Variable Interest Entities (continued)

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

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

September 30, 2011
		Carrying value - asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,118,777	5,029	10,648	-	(911)	14,766
Other/nonconforming	64,469	2,583	401	1	(2)	2,983
Commercial mortgage loan securitizations	182,703	6,906	612	334	-	7,852
Collateralized debt obligations:
Debt securities	15,959	1,166	-	409	-	1,575
Loans (2)	9,842	9,594	-	-	-	9,594
Asset-based finance structures	9,429	6,823	-	(102)	-	6,721
Tax credit structures	18,776	3,963	-	-	(1,300)	2,663
Collateralized loan obligations	13,365	2,500	-	50	-	2,550
Investment funds	6,687	-	-	-	-	-
Other (3)	18,303	1,822	36	288	(2)	2,144

Total	$1,458,310	40,386	11,697	980	(2,215)	50,848

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$5,029	10,648	-	2,988	18,665
Other/nonconforming		2,583	401	1	275	3,260
Commercial mortgage loan securitizations		6,906	612	575	-	8,093
Collateralized debt obligations:
Debt securities		1,166	-	2,568	2	3,736
Loans (2)		9,594	-	-	-	9,594
Asset-based finance structures		6,823	-	102	2,403	9,328
Tax credit structures		3,963	-	-	-	3,963
Collateralized loan obligations		2,500	-	50	521	3,071
Investment funds		-	-	-	48	48
Other (3)		1,822	36	849	150	2,857

Total		$40,386	11,697	4,145	6,387	62,615

(continued on following page)

(continued from previous page)

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

December 31, 2010
		Carrying value - asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,068,737	5,527	12,115	-	(928)	16,714
Other/nonconforming	76,304	2,997	495	6	(107)	3,391
Commercial mortgage loan securitizations	190,377	5,506	608	261	-	6,375
Collateralized debt obligations:
Debt securities	20,046	1,436	-	844	-	2,280
Loans (2)	9,970	9,689	-	-	-	9,689
Asset-based finance structures	12,055	6,556	-	(118)	-	6,438
Tax credit structures	20,981	3,614	-	-	(1,129)	2,485
Collateralized loan obligations	13,196	2,804	-	56	-	2,860
Investment funds	10,522	1,416	-	-	-	1,416
Other (3)	20,031	3,221	43	377	(6)	3,635

Total	$1,442,219	42,766	13,261	1,426	(2,170)	55,283

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$5,527	12,115	-	4,248	21,890
Other/nonconforming		2,997	495	6	233	3,731
Commercial mortgage loan securitizations		5,506	608	488	-	6,602
Collateralized debt obligations:
Debt securities		1,436	-	2,850	7	4,293
Loans (2)		9,689	-	-	-	9,689
Asset-based finance structures		6,556	-	118	2,175	8,849
Tax credit structures		3,614	-	-	1	3,615
Collateralized loan obligations		2,804	-	56	519	3,379
Investment funds		1,416	-	-	87	1,503
Other (3)		3,221	43	916	162	4,342

Total		$ 42,766	13,261	4,434	7,432	67,893

(1)	Includes total equity interests of $439 million and $316 million at September 30, 2011, and December 31, 2010, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(2)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 90% were rated as investment grade by the primary rating agencies at September 30, 2011. These senior loans were acquired in the Wachovia business combination and are accounted for at amortized cost as initially determined under purchase accounting and are subject to the Company’s allowance and credit charge-off policies.
(3)	Includes structured financing, student loan securitizations, auto loan securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

Note 7: Securitizations and Variable Interest Entities (continued)

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

During third quarter 2011, we incurred a $377 million loss on trading derivatives related to certain CDOs. The loss was associated with the resolution of a legacy Wachovia position that settled in October 2011.

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

INVESTMENT FUNDS We do not consolidate the investment funds because we do not absorb the majority of the expected future variability associated with the funds’ assets, including variability associated with credit, interest rate and liquidity risks.

During third quarter 2011, we redeemed a $1.4 billion interest in an unconsolidated investment fund managed by one of our majority owned subsidiaries, which resulted in a gain of $271 million. Upon redemption we placed the assets received into new investment fund VIEs. We consolidate these new VIEs because we have discretion over the management of the assets and are the sole investor in these funds. At December 31, 2010, we had investments of $1.4 billion and lending arrangements of $14 million with this fund.

OTHER TRANSACTIONS WITH VIEs In August 2008, legacy Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third-party investors by certain of its subsidiaries. ARS are debt instruments with long-term maturities, but which re-price more frequently, and preferred equities with no maturity. All remaining ARS issued by VIEs subject to the agreement were redeemed. At September 30, 2011, we held in our securities available-for-sale portfolio $668 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $1.6 billion at December 31, 2010.

On November 18, 2009, we reached agreements to purchase additional ARS from eligible investors who bought ARS through one of our broker-dealer subsidiaries. All remaining ARS issued by VIEs subject to the agreement were redeemed. As of September 30, 2011, we held in our securities available-for-sale portfolio $625 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $901 million at December 31, 2010.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES In addition to the involvements disclosed in the preceding table, through the issuance of trust preferred securities we had junior subordinated debt financing with a carrying value of $13.5 billion at September 30, 2011, and $19.3 billion at December 31, 2010, and $2.5 billion of preferred stock at September 30, 2011. In these transactions, VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us. This is the case even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. We report the debt securities issued to the VIEs as long-term junior subordinated debt and the preferred equity securities issued to the VIEs as preferred stock in our consolidated balance sheet.

In the first nine months of 2011, we called $9.2 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the Basel Committee recommendations known as the Basel III standards. Of the $9.2

Note 7: Securitizations and Variable Interest Entities (continued)

billion of trust preferred securities, $5.8 billion settled in October 2011.

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

We recognized net gains of $39 million and $105 million from transfers accounted for as sales of financial assets in securitizations in the third quarter and first nine months of 2011, respectively, and net gains of $2 million and $10 million, respectively, in the same periods of 2010. Additionally, we had the following cash flows with our securitization trusts that were involved in transfers accounted for as sales.

	2011		2010
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets
Quarter ended September 30,
Sales proceeds from securitizations (1)	$76,730	-	96,843	-
Servicing fees	1,104	3	1,090	8
Other interests held	390	73	448	104
Purchases of delinquent assets	3	-	11	-
Net servicing advances	29	-	16	-

Nine months ended September 30,
Sales proceeds from securitizations (1)	$247,944	-	260,600	-
Servicing fees	3,297	9	3,187	26
Other interests held	1,406	213	1,300	348
Purchases of delinquent assets	8	-	21	-
Net servicing advances	9	-	45	-

(1)	Represents cash flow data for all loans securitized in the period presented.

Sales with continuing involvement during the third quarter and first nine months of 2011 and 2010 predominantly related to conforming residential mortgage securitizations. During the third quarter and first nine months of 2011 we transferred $73.1 billion and $245.4 billion, respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $97.8 billion and $263.5 billion, respectively, in the same periods of 2010. These transfers did not result in a gain or loss because the loans are already carried at fair value. In connection with these transfers, in the first nine months of 2011 we recorded a $2.7 billion servicing asset, measured at fair value using a Level 3 measurement technique, and a $74 million liability for repurchase reserves, compared with a $3.0 billion servicing asset and a $109 million liability in the first nine months of 2010.

We used the following key assumptions to measure mortgage servicing assets at the date of securitization:

	2011	2010
Quarter ended September 30,
Prepayment speed (annual CPR (1))	13.6%	15.4
Life (in years)	5.6	4.9
Discount rate	7.7%	7.9

Nine months ended September 30,
Prepayment speed (annual CPR (1))	12.5%	13.8
Life (in years)	6.0	5.4
Discount rate	7.9%	8.1

(1) Constant	prepayment rate.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2011, for residential and commercial mortgage servicing rights, and other interests held related primarily to residential mortgage loan securitizations are presented in the following table. In the following table “Other interests held” exclude securities retained in securitizations issued through GSEs such as FNMA, FHLMC and GNMA because we do not believe the value of these securities would be materially affected by the adverse changes in assumptions noted in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.

		Other interests held
	Mortgage	Interest-
	servicing	only	Subordinated	Senior
(in millions)	rights	strips	bonds	bonds
Fair value of interests held at September 30, 2011	$14,131	248	46	373
Expected weighted-average life (in years)	5.0	4.6	5.8	5.6

Prepayment speed assumption (annual CPR)	13.8%	10.5	7.6	13.7
Decrease in fair value from:
10% adverse change	$924	7	9	2
25% adverse change	2,165	16	10	4

Discount rate assumption	7.1%	15.7	8.2	6.3
Decrease in fair value from:
100 basis point increase	$597	6	10	15
200 basis point increase	1,144	12	12	29

Credit loss assumption			0.8%	4.4
Decrease in fair value from:
10% higher losses			$9	2
25% higher losses			9	3

Fair value of interests held at December 31, 2010	$16,279	226	47	441
Expected weighted-average life (in years)	5.2	5.2	8.3	4.5

Prepayment speed assumption (annual CPR)	12.6%	11.4	4.8	18.1
Decrease in fair value from:
10% adverse change	$844	7	-	2
25% adverse change	1,992	16	-	6

Discount rate assumption	8.1%	17.8	10.2	6.8
Decrease in fair value from:
100 basis point increase	$777	6	3	14
200 basis point increase	1,487	13	6	27

Credit loss assumption			0.7%	3.7
Decrease in fair value from:
10% higher losses			$-	1
25% higher losses			-	3

Note 7: Securitizations and Variable Interest Entities (continued)

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

						Net charge-offs
	Total loans		Delinquent loans			Nine months
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,		ended Sept. 30,
(in millions)	2011	2010	2011	2010		2011	2010

Commercial:
Commercial and industrial	$1	1	-	-		-	-
Real estate mortgage	141,318	207,015	9,159	11,515		307	470
Total commercial	141,319	207,016	9,159	11,515		307	470

Consumer:
Real estate 1-4 family first mortgage	1,158,628	1,090,755	23,756	25,067	(1)	1,216	1,060
Real estate 1-4 family junior lien mortgage	1	1	-	-		16	-
Other revolving credit and installment	2,317	2,454	122	102		-	-

Total consumer	1,160,946	1,093,210	23,878	25,169		1,232	1,060

Total off-balance sheet securitized loans	$1,302,265	1,300,226	33,037	36,684		1,539	1,530

(1)	Balances have been revised to conform with current period presentation.

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

	00000000	00000000	00000000	00000000	00000000
		Carrying value
(in millions)	Total VIE assets	Consolidated assets	Third party liabilities	Noncontrolling interests	Net assets

September 30, 2011

Secured borrowings:
Municipal tender option bond securitizations	$13,202	10,662	(9,748)	-	914
Commercial real estate loans	1,352	1,352	(1,277)	-	75
Residential mortgage securitizations	607	541	(385)	-	156

Total secured borrowings	15,161	12,555	(11,410)	-	1,145

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	12,044	10,901	(5,039)	-	5,862
Multi-seller commercial paper conduit	2,972	2,972	(3,077)	-	(105)
Auto loan securitizations	202	202	(184)	-	18
Structured asset finance	79	79	(19)	-	60
Investment funds	2,244	2,244	(52)	(12)	2,180
Other	2,381	2,317	(1,535)	(43)	739

Total consolidated VIEs	19,922	18,715	(9,906)	(55)	8,754

Total secured borrowings and consolidated VIEs	$35,083	31,270	(21,316)	(55)	9,899

December 31, 2010

Secured borrowings:
Municipal tender option bond securitizations	$10,687	7,874	(7,779)	-	95
Auto loan securitizations	154	154	-	-	154
Commercial real estate loans	1,321	1,321	(1,272)	-	49
Residential mortgage securitizations	700	618	(436)	-	182

Total secured borrowings	12,862	9,967	(9,487)	-	480

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	14,518	13,529	(6,723)	-	6,806
Multi-seller commercial paper conduit	3,197	3,197	(3,279)	-	(82)
Auto loan securitizations	1,010	1,010	(955)	-	55
Structured asset finance	146	146	(21)	(11)	114
Investment funds	1,197	1,197	(54)	(14)	1,129
Other (1)	2,938	2,836	(1,724)	(69)	1,043

Total consolidated VIEs	23,006	21,915	(12,756)	(94)	9,065

Total secured borrowings and consolidated VIEs	$35,868	31,882	(22,243)	(94)	9,545

(1)	Revised to correct previously reported amounts.

In addition to the transactions included in the table above, at September 30, 2011, we had issued approximately $6.0 billion of private placement debt financing through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At September 30, 2011, we had pledged approximately $6.4 billion in loans (principal and interest eligible to be capitalized), $331 million in securities available for sale and $50 million in cash and cash equivalents to collateralize the VIE’s borrowings. Such assets were not transferred to the VIE and accordingly we have excluded the VIE from the previous table.

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

Note 7: Securitizations and Variable Interest Entities (continued)

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

INVESTMENT FUNDS We have consolidated certain of our investment funds where we manage the assets of the fund and our interests absorb a majority of the funds’ variability. In third quarter 2011, we redeemed our interest in an unconsolidated investment fund and placed the assets received upon redemption into new VIEs. We consolidate these VIEs because we have discretion over the management of the assets and are the sole investor in these funds.

Note 8: Mortgage Banking Activities

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

We apply the fair value method to substantially all of our residential MSRs and apply the amortization method to all commercial and some residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,

(in millions)	2011	2010	2011	2010

Fair value, beginning of period	$14,778	13,251	14,467	16,004
Adjustments from adoption of consolidation accounting guidance	-	-	-	(118)
Servicing from securitizations or asset transfers	744	1,043	2,746	3,040

Net additions	744	1,043	2,746	2,922

Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	(2,640)	(1,132)	(3,216)	(4,570)
Other changes in fair value (2)	(510)	(676)	(1,625)	(1,870)

Total changes in fair value	(3,150)	(1,808)	(4,841)	(6,440)

Fair value, end of period	$12,372	12,486	12,372	12,486

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, and costs to service, including delinquency and foreclosure costs.
(2)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010

Balance, beginning of period	$1,432	1,037	1,422	1,119
Adjustments from adoption of consolidation accounting guidance	-	-	-	(5)
Purchases	21	14	102	22
Servicing from securitizations or asset transfers	50	18	106	46
Amortization	(66)	(56)	(193)	(169)

Balance, end of period (1)	1,437	1,013	1,437	1,013

Valuation allowance:
Balance, beginning of period	(10)	-	(3)	-
Provision for MSRs in excess of fair value	(30)	-	(37)	-

Balance, end of period (2)	(40)	-	(40)	-

Amortized MSRs, net	$1,397	1,013	1,397	1,013

Fair value of amortized MSRs:
Beginning of period	$1,805	1,307	1,812	1,261
End of period (3)	1,759	1,349	1,759	1,349

(1)	Includes $367 million in residential amortized MSRs at September 30, 2011. The September 30, 2010, balance is all commercial amortized MSRs. For the third quarter and first nine months of 2011, the residential MSR amortization was $(13) million and $(34) million, respectively.
(2)	Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs. Residential amortized MSRs are evaluated for impairment purposes by the following risk strata: Mortgages sold to GSEs (FHLMC and FNMA) and mortgages sold to GNMA, each by interest rate stratifications. A valuation allowance of $40 million was recorded on the residential amortized MSRs at September 30, 2011.
(3)	Includes fair value of $330 million in residential amortized MSRs and $1,429 million in commercial amortized MSRs at September 30, 2011.

Note 8: Mortgage Banking Activities (continued)

We present the components of our managed servicing portfolio in the following table at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

	Sept. 30,	Dec. 31,
(in billions)	2011	2010

Residential mortgage servicing:
Serviced for others	$1,457	1,429
Owned loans serviced	349	371
Subservicing	8	9

Total residential servicing	1,814	1,809

Commercial mortgage servicing:
Serviced for others	401	408
Owned loans serviced	104	99
Subservicing	14	13

Total commercial servicing	519	520

Total managed servicing portfolio	$2,333	2,329

Total serviced for others	$1,858	1,837
Ratio of MSRs to related loans serviced for others	0.74%	0.86

The components of mortgage banking noninterest income were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010

Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,153	1,160	3,473	3,421
Late charges	64	100	233	278
Ancillary fees	104	111	267	328
Unreimbursed direct servicing costs (1)	(292)	(179)	(705)	(559)

Net servicing fees	1,029	1,192	3,268	3,468
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(2,640)	(1,132)	(3,216)	(4,570)
Other changes in fair value (3)	(510)	(676)	(1,625)	(1,870)

Total changes in fair value of MSRs carried at fair value	(3,150)	(1,808)	(4,841)	(6,440)
Amortization	(66)	(56)	(193)	(169)
Provision for MSRs in excess of fair value	(30)	-	(37)	-
Net derivative gains from economic hedges (4)	3,247	1,188	4,576	6,241

Total servicing income, net	1,030	516	2,773	3,100
Net gains on mortgage loan origination/sales activities	803	1,983	2,695	3,880

Total mortgage banking noninterest income	$1,833	2,499	5,468	6,980

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$607	56	1,360	1,671

(1)	Primarily associated with foreclosure expenses and other interest costs.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates and costs to service, including delinquency and foreclosure costs.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 – Free-Standing Derivatives for additional discussion and detail.

The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated financial statements and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs and other significant investors to monitor and address their repurchase demand practices and concerns. Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $1.9 billion at September 30, 2011, and was determined based upon modifying the assumptions utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2011	2010	2011	2010

Balance, beginning of period	$1,188	1,375	1,289	1,033

Provision for repurchase losses:
Loan sales	19	29	74	109
Change in estimate – primarily due to credit deterioration	371	341	807	1,045

Total additions	390	370	881	1,154
Losses	(384)	(414)	(976)	(856)

Balance, end of period	$1,194	1,331	1,194	1,331

Note 9: Intangible Assets

The gross carrying value of intangible assets and accumulated amortization was:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	value	amortization	value	value	amortization	value

Amortized intangible assets (1):
MSRs (2)	$2,301	(904)	1,397	2,131	(712)	1,419
Core deposit intangibles	15,079	(7,374)	7,705	15,133	(6,229)	8,904
Customer relationship and other intangibles	3,136	(1,445)	1,691	3,077	(1,230)	1,847

Total amortized intangible assets	$20,516	(9,723)	10,793	20,341	(8,171)	12,170

Unamortized intangible assets:
MSRs (carried at fair value) (2)	$12,372			14,467
Goodwill	25,038			24,770
Trademark	14			14

(1)	Excludes fully amortized intangible assets.
(2)	See Note 8 for additional information on MSRs.

We based our projections of amortization expense shown below on existing asset balances at September 30, 2011. Future amortization expense may vary from these projections.

The following table provides the current year and estimated future amortization expense for amortized intangible assets.

			Customer
		Core	relationship
	Amortized	deposit	and other
(in millions)	MSRs	intangibles	intangibles	Total

Nine months ended September 30, 2011 (actual)	$193	1,200	219	1,612

Estimate for the remainder of 2011	$78	393	74	545
Estimate for year ended December 31,
2012	270	1,396	281	1,947
2013	214	1,241	259	1,714
2014	181	1,113	243	1,537
2015	162	1,022	220	1,404
2016	124	919	206	1,249

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

The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company

December 31, 2009	$17,974	6,465	373	24,812
Goodwill from business combinations	-	19	-	19

September 30, 2010	$17,974	6,484	373	24,831

December 31, 2010	$17,922	6,475	373	24,770

Reduction in goodwill related to divested businesses	-	(6)	-	(6)
Goodwill from business combinations	-	274	-	274

September 30, 2011	$17,922	6,743	373	25,038

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

	September 30, 2011			December 31, 2010
(in millions)	Carrying value	Maximum exposure to loss	Non- investment grade	Carrying value	Maximum exposure to loss	Non- investment grade
Standby letters of credit	$98	40,139	19,463	142	42,159	19,596
Securities lending and other indemnifications	18	3,653	839	45	13,645	3,993
Liquidity agreements (1)	-	2	2	-	49	1
Written put options (1)(2)	1,560	7,639	2,463	747	8,134	2,615
Loans and MHFS sold with recourse	116	5,726	3,931	119	5,474	3,564
Residual value guarantees	8	197	-	8	197	-
Contingent consideration	30	116	115	23	118	116
Other guarantees	5	481	3	-	73	-

Total guarantees	$1,835	57,953	26,816	1,084	69,849	29,885

(1) Certain of these agreements included in this table are related to off-balance sheet entities and, accordingly, are also disclosed in Note 7.

(2) Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12.

“Maximum exposure to loss” and “Non-investment grade” are required disclosures under GAAP. Non-investment grade represents those guarantees on which we have a higher risk of being required to perform under the terms of the guarantee. If the underlying assets under the guarantee are non-investment grade (that is, an external rating that is below investment grade or an internal credit default grade that is equivalent to a below investment grade external rating), we consider the risk of performance to be high. Internal credit default grades are determined based upon the same credit policies that we use to evaluate the risk of payment or performance when making loans and other extensions of credit. These credit policies are further described in Note 5.

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

SECURITIES LENDING AND OTHER INDEMNIFICATIONS As a securities lending agent, we lend securities from participating institutional clients’ portfolios to third-party borrowers. We indemnify our clients against default by the borrower in returning these lent securities. This indemnity is supported by collateral received from the borrowers. Collateral is generally in the form of cash or highly liquid securities that are marked to market daily. There was $3.8 billion at September 30, 2011, and $14.0 billion at December 31, 2010, in collateral supporting loaned securities with values of $3.7 billion and $13.6 billion, respectively.

We enter into other types of indemnification agreements in the ordinary course of business under which we agree to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with us. These relationships or transactions include those arising from service as a director or officer of the Company, underwriting agreements relating to our securities, acquisition agreements and various other business transactions or arrangements. Because the extent of our obligations under these agreements depends entirely upon the occurrence of future events, we are unable to determine our potential future liability under these agreements. We do, however, record a liability for residential mortgage loans that we may have to repurchase pursuant to various representations and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.

LIQUIDITY AGREEMENTS We provide liquidity facilities on all commercial paper issued by the conduit we administer. We also provide liquidity to certain off-balance sheet entities that hold securitized fixed-rate municipal bonds and consumer or

Note 10: Guarantees, Pledged Assets and Collateral (continued)

commercial assets that are partially funded with the issuance of money market and other short-term notes. See Note 7 for additional information on these arrangements.

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

LOANS AND MHFS SOLD WITH RECOURSE In certain loan sales or securitizations, we provide recourse whereby we are required to indemnify the buyer for any loss on the loan up to par value plus accrued interest. We provide recourse, predominantly to the GSEs, on loans sold under various programs and arrangements. Primarily all of these programs and arrangements require that we share in the loans’ credit exposure for their remaining life by providing recourse to the GSE in the event of borrower default, up to 33.33% of actual losses incurred on a pro-rata basis. Under the remaining recourse programs and arrangements, if certain events occur within a specified period of time from transfer date, we have to provide limited recourse to the buyer to indemnify them for losses incurred for the remaining life of the loans. The maximum exposure to loss reported in the accompanying table represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions or the maximum losses per the contractual agreements. However, we believe, the likelihood of loss of the entire balance due to these recourse agreements is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In third quarter 2011, we repurchased $11 million of loans associated with these agreements. We also provide representation and warranty guarantees on loans sold under the various recourse programs and arrangements. Our loss exposure relative to these guarantees is separately considered and provided for, as necessary, in determination of our liability for loan repurchases due to breaches of representations and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.

RESIDUAL VALUE GUARANTEES We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At September 30, 2011, the only remaining residual value guarantee is related to a leasing transaction on certain corporate buildings. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost, we would be required to reimburse the lessor under our guarantee.

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

Pledged Assets and Collateral

As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings from the FHLB and FRB and for other purposes as required or permitted by law. The following table provides pledged loans and securities available for sale where the secured party does not have the right to sell or repledge the collateral. At September 30, 2011, and December 31, 2010, we did not pledge any loans or securities available for sale where the secured party has the right to sell or repledge the collateral. The table excludes pledged assets related to VIEs, which can only be used to settle the liabilities of those entities. See Note 7 for additional information on consolidated VIE assets.

	00000000	00000000

(in millions)	Sept. 30, 2011	Dec. 31, 2010
Securities available for sale	$80,354	94,212
Loans	314,707	312,602

Total	$395,061	406,814

We also pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), and domestic and foreign companies. We pledged $25.5 billion at September 30, 2011, and $27.3 billion at December 31, 2010, under agreements that permit the secured parties to sell or repledge the collateral. Pledged collateral where the secured party cannot sell or repledge was $3.8 billion and $5.9 billion at the same period ends, respectively.

We receive collateral from other entities under resale agreements and securities borrowings. We received $21.2 billion at September 30, 2011, and $22.5 billion at December 31, 2010, for which we have the right to sell or repledge the collateral. These amounts include securities we have sold or repledged to others with a fair value of $19.6 billion at September 30, 2011, and $14.6 billion at December 31, 2010.

Note 11: Legal Actions

The following supplements our discussion of certain matters previously reported in Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1 (Legal Proceedings) of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.

ELAVON LITIGATION The parties have agreed to settle the case. Payment will occur upon final documentation of the settlement. The settlement was accounted for in prior periods and will not have an adverse effect on the Company’s consolidated financial position.

ERISA LITIGATION The U.S. District Court for the District of Minnesota granted final approval of the $17.5 million settlement in Figas v. Wells Fargo & Company, et al., on August 9, 2011.

The U. S. District Court for the Western District of North Carolina granted final approval of the $12.4 million settlement in In re Wachovia Corporation ERISA Litigation on October 24, 2011.

ILLINOIS ATTORNEY GENERAL LITIGATION On October 26, 2011 the Illinois Court issued an order granting, in part, and denying, in part, Wells Fargo’s motion to dismiss. The Court dismissed Wells Fargo & Company as a party and dismissed Count III of the complaint, which alleged violations of the Illinois Fair Lending Act. The Court denied the remainder of the motion to dismiss.

IN RE WELLS FARGO MORTGAGE-BACKED CERTIFICATES LITIGATION On May 27, 2011, Wells Fargo and the plaintiffs agreed to settle the matter captioned In re Wells Fargo Mortgage-Backed Securities Litigation for $125 million. On July 26, 2011, the Court entered an order preliminarily approving the settlement. The hearing on final approval of the settlement took place on October 27, 2011, and we await the Court’s ruling. Some class members have opted out of the settlement, with the most significant being the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and American International Group, Inc.

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

LE-NATURE’S, INC. The Le-Nature’s cases have settled for the total sum of $95 million. The settlement was accounted for in prior periods and payment did not have an adverse effect on Wells Fargo’s consolidated financial position.

MEDICAL CAPITAL CORPORATION LITIGATION Wells Fargo Bank, N.A. served as indenture trustee for debt issued by affiliates of Medical Capital Corporation, which was placed in receivership at the request of the Securities and Exchange Commission in August 2009. Since September 2009, Wells Fargo has been named as a defendant in various class and mass actions brought by holders of Medical Capital Corporation’s debt, alleging that Wells Fargo breached contractual and other legal obligations owed to them and seeking unspecified damages.

The actions have been consolidated in the United States District Court for the Central District of California. On July 26, 2011, the District Court certified a class consisting of holders of notes issued by affiliates of Medical Capital Corporation and, on October 18, 2011, the Ninth Circuit Court of Appeals denied a petition seeking to appeal the class certification order.

MUNICIPAL DERIVATIVES BID PRACTICES INVESTIGATION The plaintiffs and Wells Fargo agreed to settle the In re Municipal Derivatives Antitrust Litigation on October 21, 2011. The settlement is subject to court approval and, if approved, will result in Wells Fargo paying an amount equal to the greater of $37 million or 65% of the restitution amount of a future settlement, if any, with the various state Attorneys General of their investigation of Wachovia.

OUTLOOK The Company establishes a liability for contingent litigation losses when it determines that a potential loss is both probable and estimable. In addition, for significant matters, the Company determines a range of potential loss that is reasonably possible. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was $1.6 billion as of September 30, 2011. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position.

Note 11: Legal Actions (continued)

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

Our asset/liability management approach to interest rate, foreign currency and certain other risks includes the use of derivatives. Such derivatives are typically designated as fair value or cash flow hedges, or economic hedge derivatives for those that do not qualify for hedge accounting. This helps minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities, and cash flows caused by interest rate, foreign currency and other market value volatility. This approach involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates, foreign currency and other exposures do not have a significantly adverse effect on the net interest margin, cash flows and earnings. As a result of fluctuations in these exposures, hedged assets and liabilities will gain or lose market value. In a fair value or economic hedge, the effect of this unrealized gain or loss will generally be offset by the gain or loss on the derivatives linked to the hedged assets and liabilities. In a cash flow hedge, where we manage the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities, the unrealized gain or loss on the derivatives or the hedged asset or liability is generally not reflected in earnings.

We also offer various derivatives, including interest rate, commodity, equity, credit and foreign exchange contracts, to our customers but usually offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as free-standing derivatives. Free-standing derivatives also include derivatives we enter into for risk management that do not otherwise qualify for hedge accounting, including economic hedge derivatives. To a lesser extent, we take positions based on market expectations or to benefit from price differentials between financial instruments and markets. Additionally, free-standing derivatives include embedded derivatives that are required to be accounted for separately from their host contracts.

The following table presents the total notional or contractual amounts and fair values for derivatives designated as qualifying hedge contracts, which are used as asset/liability management hedges, and free-standing derivatives (economic hedges) not designated as hedging instruments that are recorded on the balance sheet in other assets or other liabilities. Customer accommodation, trading and other free-standing derivatives are recorded on the balance sheet at fair value in trading assets or other liabilities.

	September 30, 2011			December 31, 2010
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
(in millions)		Asset derivatives	Liability derivatives		Asset derivatives	Liability derivatives

Qualifying hedge contracts
Interest rate contracts (1)	$92,233	8,760	2,739	110,314	7,126	1,614
Foreign exchange contracts	21,953	1,405	694	25,904	1,527	727

Total derivatives designated as qualifying hedging instruments		10,165	3,433		8,653	2,341

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	384,256	2,194	1,888	408,563	2,898	2,625
Equity contracts	-	-	-	176	-	46
Foreign exchange contracts	6,356	318	7	5,528	23	53
Credit contracts - protection purchased	127	4	-	396	80	-
Other derivatives	2,496	-	130	2,538	-	35

Subtotal		2,516	2,025		3,001	2,759
Customer accommodation, trading and other free-standing derivatives:
Interest rate contracts	2,969,432	82,329	84,414	2,809,387	58,225	59,329
Commodity contracts	87,328	4,871	4,318	83,114	4,133	3,918
Equity contracts	69,697	3,424	3,047	73,278	3,272	3,450
Foreign exchange contracts	166,581	3,917	3,392	110,889	2,800	2,682
Credit contracts - protection sold	42,664	278	6,289	47,699	605	5,826
Credit contracts - protection purchased	40,576	4,713	251	44,776	4,661	588
Other derivatives	-	-	-	190	8	-

Subtotal		99,532	101,711		73,704	75,793

Total derivatives not designated as hedging instruments		102,048	103,736		76,705	78,552

Total derivatives before netting		112,213	107,169		85,358	80,893

Netting (3)		(83,622)	(92,208)		(63,469)	(70,009)

Total		$28,591	14,961		21,889	10,884

(1)	Notional amounts presented exclude $18.6 billion at September 30, 2011, and $20.9 billion at December 31, 2010, of basis swaps that are combined with receive fixed-rate/pay floating-rate swaps and designated as one hedging instrument.
(2)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS and other interests held.
(3)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements. The amount of cash collateral netted against derivative assets and liabilities was $7.0 billion and $15.6 billion, respectively, at September 30, 2011, and $5.5 billion and $12.1 billion, respectively, at December 31, 2010.

Note 12: Derivatives (continued)

Fair Value Hedges

We use interest rate swaps to convert certain of our fixed-rate long-term debt and CDs to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. In addition, we use interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale debt securities due to changes in interest rates, foreign currency rates, or both. We also use interest rate swaps to hedge against changes in fair value for certain mortgages held for sale. The entire derivative gain or loss is included in the assessment of hedge effectiveness for all fair value hedge relationships, except for those involving foreign-currency denominated securities available for sale and long-term debt hedged with foreign currency forward derivatives for which the component of the derivative gain or loss related to the changes in the difference between the spot and forward price is excluded from the assessment of hedge effectiveness.

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

The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains (losses) on fair value hedges
(in millions)	Securities available for sale	Mortgages held for sale	Long-term debt	Securities available for sale	Long-term debt

Quarter ended September 30, 2011
Gains (losses) recorded in net interest income	$(123)	-	413	(4)	104	390

Gains (losses) recorded in noninterest income
Recognized on derivatives	(1,163)	(20)	2,651	44	(1,118)	394
Recognized on hedged item	1,166	17	(2,477)	(45)	1,151	(188)

Recognized on fair value hedges (ineffective portion) (1)	$3	(3)	174	(1)	33	206

Quarter ended September 30, 2010
Gains (losses) recorded in net interest income	$(93)	-	550	-	98	555

Gains (losses) recorded in noninterest income
Recognized on derivatives	(443)	-	1,168	111	2,090	2,926
Recognized on hedged item	462	-	(1,110)	(112)	(2,133)	(2,893)

Recognized on fair value hedges (ineffective portion) (1)	$19	-	58	(1)	(43)	33

Nine months ended September 30, 2011
Gains (losses) recorded in net interest income	$(336)	-	1,264	(8)	299	1,219

Gains (losses) recorded in noninterest income
Recognized on derivatives	(1,274)	(20)	2,742	90	477	2,015
Recognized on hedged item	1,208	17	(2,564)	(96)	(478)	(1,913)

Recognized on fair value hedges (ineffective portion) (1)	$(66)	(3)	178	(6)	(1)	102

Nine months ended September 30, 2010
Gains (losses) recorded in net interest income	$(281)	-	1,608	(2)	282	1,607

Gains (losses) recorded in noninterest income
Recognized on derivatives	(1,211)	-	3,444	300	(815)	1,718
Recognized on hedged item	1,247	-	(3,253)	(301)	799	(1,508)

Recognized on fair value hedges (ineffective portion) (1)	$36	-	191	(1)	(16)	210

(1)	The third quarter and first nine months of 2011 included $20 million and $50 million, respectively, and the third quarter and first nine months of 2010 included $(1) million and nil, respectively, of gains (losses) on forward derivatives hedging foreign currency securities available for sale and long-term debt, representing the portion of derivatives gains (losses) excluded from the assessment of hedge effectiveness (time value).

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

Based upon current interest rates, we estimate that $330 million (pre-tax) of deferred net gains on derivatives in OCI at September 30, 2011, will be reclassified as earnings during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years for both hedges of floating-rate debt and floating-rate commercial loans.

The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010

Gains (losses) (after tax) recognized in OCI on derivatives	$(63)	241	(146)	590
Gains (pre tax) reclassified from cumulative OCI into net interest income	141	266	454	594
Gains (losses) (pre tax) recognized in noninterest income on derivatives (1)	(4)	(4)	(6)	2

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Free-Standing Derivatives

We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs measured at fair value, certain residential MHFS, derivative loan commitments and other interests held. The resulting gain or loss on these economic hedges is reflected in other income.

The derivatives used to hedge these MSRs measured at fair value, which include swaps, swaptions, constant maturity mortgages, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative gains of $3.2 billion and $4.6 billion, respectively, in the third quarter and first nine months of 2011 and net derivative gains of $1.2 billion and $6.2 billion, respectively, in the same periods of 2010, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $1.5 billion at September 30, 2011, and a net liability of $943 million at December 31, 2010. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative OCI (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as substantially all residential MHFS, is hedged with free-standing derivatives (economic hedges) such as swaps, forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For the fair value measurement of interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan. Fair value changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand can also cause changes in the value of the underlying loan value that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $266 million at September 30, 2011, and a net liability of $271 million at December 31, 2010, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.

We also enter into various derivatives primarily to provide derivative products to customers. To a lesser extent, we take positions based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities in the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. We also enter into free-standing derivatives for risk management that do not otherwise qualify for hedge accounting. They are carried at fair value with changes in fair value recorded as other noninterest income.

Free-standing derivatives also include embedded derivatives that are required to be accounted for separately from their host contract. We periodically issue hybrid long-term notes and CDs where the performance of the hybrid instrument notes is linked

Note 12: Derivatives (continued)

to an equity, commodity or currency index, or basket of such indices. These notes contain explicit terms that affect some or all of the cash flows or the value of the note in a manner similar to a derivative instrument and therefore are considered to contain an “embedded” derivative instrument. The indices on which the performance of the hybrid instrument is calculated are not clearly and closely related to the host debt instrument. The “embedded” derivative is separated from the host contract and accounted for as a free-standing derivative. Additionally, we may invest in hybrid instruments that contain embedded derivatives, such as credit derivatives, that are not clearly and closely related to the host contract. In such instances, we either elect fair value option for the hybrid instrument or separate the embedded derivative from the host contract and account for the host contract and derivative separately.

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010
Gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts (1)
Recognized in noninterest income:
Mortgage banking	$277	(267)	528	1,158
Other	(133)	(46)	(153)	(82)
Foreign exchange contracts (2)	267	(82)	(102)	63
Equity contracts (2)	-	-	(5)	-
Credit contracts (2)	(5)	(24)	(13)	(149)

Subtotal	406	(419)	255	990
Gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts (3)
Recognized in noninterest income:
Mortgage banking	1,645	1,512	2,804	4,059
Other	(95)	(322)	195	(157)
Commodity contracts (4)	(25)	56	76	89
Equity contracts (4)	378	(141)	855	308
Foreign exchange contracts (4)	219	98	526	364
Credit contracts (4)	(382)	(20)	(338)	(508)
Other (4)	(4)	18	(5)	(1)

Subtotal	1,736	1,201	4,113	4,154
Net gains recognized related to derivatives not designated as hedging instruments	$2,142	782	4,368	5,144

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.
(2)	Predominantly included in other noninterest income.
(3)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
(4)	Predominantly included in net gains from trading activities in noninterest income.

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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold - non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities

September 30, 2011
Credit default swaps on:
Corporate bonds	$1,317	26,552	15,123	14,498	12,054	10,087	2011-2021
Structured products	3,922	5,377	4,958	4,701	676	2,112	2016-2056
Credit protection on:
Default swap index	92	3,262	863	2,449	813	681	2011-2017
Commercial mortgage-backed securities index	869	1,797	498	235	1,562	1,326	2049-2052
Asset-backed securities index	77	88	88	8	80	121	2037-2046
Loan deliverable credit default swaps	2	479	461	365	114	261	2012-2016
Other	10	5,109	4,526	133	4,976	3,595	2011-2056
Total credit derivatives	$6,289	42,664	26,517	22,389	20,275	18,183

December 31, 2010
Credit default swaps on:
Corporate bonds	$810	30,445	16,360	17,978	12,467	9,440	2011-2020
Structured products	4,145	5,825	5,246	4,948	877	2,482	2016-2056
Credit protection on:
Default swap index	12	2,700	909	2,167	533	1,106	2011-2017
Commercial mortgage-backed securities index	717	1,977	612	924	1,053	779	2049-2052
Asset-backed securities index	128	144	144	46	98	142	2037-2046
Loan deliverable credit default swaps	2	481	456	391	90	261	2011-2014
Other	12	6,127	5,348	41	6,086	2,745	2011-2056
Total credit derivatives	$5,826	47,699	29,075	26,495	21,204	16,955

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

Note 12: Derivatives (continued)

Credit-Risk Contingent Features

Certain of our derivative contracts contain provisions whereby if the credit rating of our debt, based on certain major credit rating agencies indicated in the relevant contracts, were to fall below investment grade, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $13.0 billion at September 30, 2011, and $12.6 billion at December 31, 2010, respectively, for which we posted $12.1 billion and $12.0 billion, respectively, in collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2011, or December 31, 2010, we would have been required to post additional collateral of $945 million or $1.0 billion, respectively, or potentially settle the contract in an amount equal to its fair value.

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

Note 13: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Trading assets, securities available for sale, derivatives, substantially all prime residential MHFS, certain commercial LHFS, fair value MSRs, principal investments and securities sold but not yet purchased (short sale liabilities) are recorded at fair value on a recurring basis. We generally do not record our issued debt at fair value. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as certain residential and commercial MHFS, certain LHFS, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Fair Value Hierarchy

We group our assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

—	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
—

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

—

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. For securities in inactive markets, we use a predetermined percentage to evaluate the impact of fair value adjustments derived from weighting both external and internal indications of value to determine if the instrument is classified as Level 2 or Level 3. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instrument’s fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.

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

For complete descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value, see Note 16 in our 2010 Form 10-K. There have been no material changes to our valuation methodologies in 2011.

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

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

September 30, 2011
Trading assets (excluding derivatives)	$-	512	12	14	1,392	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	265	12,744	-
Securities of U.S. states and political subdivisions	-	16	-	-	19,047	-
Mortgage-backed securities	-	104	43	-	106,493	199
Other debt securities	-	548	7,681	-	21,757	583

Total debt securities	-	668	7,724	265	160,041	782
Total marketable equity securities	-	-	-	663	3,633	19

Total securities available for sale	-	668	7,724	928	163,674	801

Derivatives (trading and other assets)	-	22	26	-	847	-
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	14	66	733	2,604	1
Other liabilities	-	41	-	-	220	-

December 31, 2010
Trading assets (excluding derivatives)	$-	1,211	6	21	2,123	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	936	263	-
Securities of U.S. states and political subdivisions	-	15	-	-	14,055	-
Mortgage-backed securities	-	3	50	-	102,206	169
Other debt securities	-	201	4,133	-	14,376	606

Total debt securities	-	219	4,183	936	130,900	775
Total marketable equity securities	-	-	-	201	727	16

Total securities available for sale	-	219	4,183	1,137	131,627	791

Derivatives (trading and other assets)	-	15	44	-	740	8
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	-	46	-	841	-
Other liabilities	-	20	-	-	393	-

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting		Total
September 30, 2011
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$3,831	3,786	-	-		7,617
Securities of U.S. states and political subdivisions	-	2,673	181	-		2,854
Collateralized debt obligations (1)	-	-	1,617	-		1,617
Corporate debt securities	-	8,024	96	-		8,120
Mortgage-backed securities	-	11,187	124	-		11,311
Asset-backed securities	-	1,129	198	-		1,327
Equity securities	1,868	142	4	-		2,014

Total trading securities	5,699	26,941	2,220	-		34,860

Other trading assets	1,043	813	126	-		1,982
Total trading assets (excluding derivatives)	6,742	27,754	2,346	-		36,842

Securities of U.S. Treasury and federal agencies	928	12,885	-	-		13,813
Securities of U.S. states and political subdivisions	-	19,492	7,478	-		26,970
Mortgage-backed securities:
Federal agencies	-	84,716	-	-		84,716
Residential	-	18,142	76	-		18,218
Commercial	-	16,698	243	-		16,941
Total mortgage-backed securities	-	119,556	319	-		119,875

Corporate debt securities	364	14,675	346	-		15,385
Collateralized debt obligations (2)	-	-	8,321	-		8,321
Asset-backed securities:
Auto loans and leases	-	113	6,590	-		6,703
Home equity loans	-	689	230	-		919
Other asset-backed securities	-	8,601	2,854	-		11,455
Total asset-backed securities	-	9,403	9,674	-		19,077

Other debt securities	-	142	-	-		142

Total debt securities	1,292	176,153	26,138	-		203,583

Marketable equity securities:
Perpetual preferred securities (3)	634	661	1,372	-		2,667
Other marketable equity securities	811	83	32	-		926
Total marketable equity securities	1,445	744	1,404	-		3,593

Total securities available for sale	2,737	176,897	27,542	-		207,176

Mortgages held for sale	-	35,429	3,416	-		38,845
Loans held for sale	-	495	-	-		495
Loans	-	-	-	-		-
Mortgage servicing rights (residential)	-	-	12,372	-		12,372
Derivative assets:
Interest rate contracts	1	92,213	1,069	-		93,283
Commodity contracts	-	4,840	31	-		4,871
Equity contracts	527	2,583	314	-		3,424
Foreign exchange contracts	180	5,441	19	-		5,640
Credit contracts	-	2,626	2,369	-		4,995
Other derivative contracts	-	-	-	-		-
Netting	-	-	-	(83,622	) (4)	(83,622)

Total derivative assets (5)	708	107,703	3,802	(83,622)		28,591

Other assets	96	196	274	-		566

Total assets recorded at fair value	$10,283	348,474	49,752	(83,622)		324,887

Derivative liabilities:
Interest rate contracts	$(7)	(88,521)	(513)	-		(89,041)
Commodity contracts	-	(4,277)	(41)	-		(4,318)
Equity contracts	(277)	(2,427)	(343)	-		(3,047)
Foreign exchange contracts	(150)	(3,932)	(11)	-		(4,093)
Credit contracts	-	(2,547)	(3,993)	-		(6,540)
Other derivative contracts	-	-	(130)	-		(130)
Netting	-	-	-	92,208	(4)	92,208

Total derivative liabilities (6)	(434)	(101,704)	(5,031)	92,208		(14,961)

Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(4,673)	(1,030)	-	-		(5,703)
Corporate debt securities	-	(4,224)	-	-		(4,224)
Equity securities	(997)	(230)	-	-		(1,227)
Other securities	-	(724)	(8)	-		(732)
Total short sale liabilities	(5,670)	(6,208)	(8)	-		(11,886)

Other liabilities	-	(97)	(44)	-		(141)

Total liabilities recorded at fair value	$(6,104)	(108,009)	(5,083)	92,208		(26,988)

(1)	Includes collateralized loan obligations of $535 million that are classified as trading assets.
(2)	Includes collateralized loan obligations of $7.7 billion that are classified as securities available for sale.
(3)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 for additional information.
(4)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(5)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.
(6)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued on previous page)

(in millions)	Level 1	Level 2	Level 3	Netting		Total
December 31, 2010
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$1,340	3,335	-	-		4,675
Securities of U.S. states and political subdivisions	-	1,893	5	-		1,898
Collateralized debt obligations (1)	-	-	1,915	-		1,915
Corporate debt securities	-	10,164	166	-		10,330
Mortgage-backed securities	-	9,137	117	-		9,254
Asset-backed securities	-	1,811	366	-		2,177
Equity securities	2,143	625	34	-		2,802
Total trading securities	3,483	26,965	2,603	-		33,051
Other trading assets	816	987	136	-		1,939
Total trading assets (excluding derivatives)	4,299	27,952	2,739	-		34,990
Securities of U.S. Treasury and federal agencies	938	666	-	-		1,604
Securities of U.S. states and political subdivisions	-	14,090	4,564	-		18,654
Mortgage-backed securities:
Federal agencies	-	82,037	-	-		82,037
Residential	-	20,183	20	-		20,203
Commercial	-	13,337	217	-		13,554
Total mortgage-backed securities	-	115,557	237	-		115,794
Corporate debt securities	-	9,846	433	-		10,279
Collateralized debt obligations (2)	-	-	4,778	-		4,778
Asset-backed securities:
Auto loans and leases	-	223	6,133	-		6,356
Home equity loans	-	998	112	-		1,110
Other asset-backed securities	-	5,285	3,150	-		8,435
Total asset-backed securities	-	6,506	9,395	-		15,901
Other debt securities	-	370	85	-		455
Total debt securities	938	147,035	19,492	-		167,465
Marketable equity securities:
Perpetual preferred securities (3)	721	677	2,434	-		3,832
Other marketable equity securities	1,224	101	32	-		1,357
Total marketable equity securities	1,945	778	2,466	-		5,189
Total securities available for sale	2,883	147,813	21,958	-		172,654
Mortgages held for sale	-	44,226	3,305	-		47,531
Loans held for sale	-	873	-	-		873
Loans	-	-	309	-		309
Mortgage servicing rights (residential)	-	-	14,467	-		14,467
Derivative assets:
Interest rate contracts	-	67,380	869	-		68,249
Commodity contracts	-	4,133	-	-		4,133
Equity contracts	511	2,040	721	-		3,272
Foreign exchange contracts	42	4,257	51	-		4,350
Credit contracts	-	2,148	3,198	-		5,346
Other derivative contracts	8	-	-	-		8
Netting	-	-	-	(63,469)	(4)	(63,469)
Total derivative assets (5)	561	79,958	4,839	(63,469)		21,889
Other assets	38	45	314	-		397
Total assets recorded at fair value	$7,781	300,867	47,931	(63,469)		293,110
Derivative liabilities:
Interest rate contracts	$(7)	(62,769)	(792)	-		(63,568)
Commodity contracts	-	(3,917)	(1)	-		(3,918)
Equity contracts	(259)	(2,291)	(946)	-		(3,496)
Foreign exchange contracts	(69)	(3,351)	(42)	-		(3,462)
Credit contracts	-	(2,199)	(4,215)	-		(6,414)
Other derivative contracts	-	-	(35)	-		(35)
Netting	-	-	-	70,009	(4)	70,009
Total derivative liabilities (6)	(335)	(74,527)	(6,031)	70,009		(10,884)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(2,827)	(1,129)	-	-		(3,956)
Corporate debt securities	-	(3,798)	-	-		(3,798)
Equity securities	(1,701)	(178)	-	-		(1,879)
Other securities	-	(347)	-	-		(347)
Total short sale liabilities	(4,528)	(5,452)	-	-		(9,980)
Other liabilities	-	(36)	(344)	-		(380)
Total liabilities recorded at fair value	$(4,863)	(80,015)	(6,375)	70,009		(21,244)

(1)	Includes collateralized loan obligations of $671 million that are classified as trading assets.
(2)	Includes collateralized loan obligations of $4.2 billion that are classified as securities available for sale.
(3)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 for additional information.
(4)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(5)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.
(6)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2011, are summarized as follows:

‘		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in net
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (1)
Quarter ended September 30, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$135	1	-	45	-	-	181	-
Collateralized debt obligations	1,801	(16)	-	(168)	-	-	1,617	(41)
Corporate debt securities	103	3	-	(10)	-	-	96	1
Mortgage-backed securities	223	1	-	(100)	-	-	124	(2)
Asset-backed securities	181	35	-	(18)	-	-	198	29
Equity securities	4	(3)	-	3	-	-	4	(2)
Total trading securities	2,447	21	-	(248)	-	-	2,220	(15)
Other trading assets	144	(16)	-	-	-	(2)	126	(9)
Total trading assets (excluding derivatives)	2,591	5	-	(248)	-	(2)	2,346	(24	)(2)
Securities available for sale:
Securities of U.S. states and political subdivisions	6,695	3	28	752	-	-	7,478	1
Mortgage-backed securities:
Residential	6	(4)	(1)	(3)	80	(2)	76	(5)
Commercial	282	(20)	(8)	(11)	-	-	243	(15)
Total mortgage-backed securities	288	(24)	(9)	(14)	80	(2)	319	(20)
Corporate debt securities	517	110	(140)	(175)	35	(1)	346	-
Collateralized debt obligations	7,232	81	(310)	1,318	-	-	8,321	-
Asset-backed securities:
Auto loans and leases	3,900	1	19	2,670	-	-	6,590	-
Home equity loans	76	-	(5)	(1)	160	-	230	(7)
Other asset-backed securities	2,629	7	(61)	231	48	-	2,854	-
Total asset-backed securities	6,605	8	(47)	2,900	208	-	9,674	(7)
Total debt securities	21,337	178	(478)	4,781	323	(3)	26,138	(26	)(3)
Marketable equity securities:
Perpetual preferred
securities	1,545	25	(21)	(179)	2	-	1,372	-
Other marketable equity securities	36	-	(2)	(2)	-	-	32	-
Total marketable equity securities	1,581	25	(23)	(181)	2	-	1,404	-	(4)
Total securities available for sale	22,918	203	(501)	4,600	325	(3)	27,542	(26)
Mortgages held for sale	3,360	68	-	(74)	139	(77)	3,416	68	(5)
Loans	-	-	-	-	-	-	-	-
Mortgage servicing rights	14,778	(3,150)	-	744	-	-	12,372	(2,640	)(5)
Net derivative assets and liabilities:
Interest rate contracts	240	1,764	-	(1,448)	-	-	556	268
Commodity contracts	(2)	2	-	(10)	-	-	(10)	1
Equity contracts	(186)	159	-	(2)	(2)	2	(29)	93
Foreign exchange contracts	25	(23)	-	5	1	-	8	(4)
Credit contracts	(1,105)	(479)	-	(40)	-	-	(1,624)	(524)
Other derivative contracts	(33)	(96)	-	(1)	-	-	(130)	-
Total derivative contracts	(1,061)	1,327	-	(1,496)	(1)	2	(1,229)	(166	)(6)
Other assets	300	4	-	(30)	-	-	274	(16	)(2)
Short sale liabilities	-	(1)	-	(7)	-	-	(8)	-
Other liabilities (excluding derivatives)	(37)	-	-	(7)	-	-	(44)	-

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in trading activities and other noninterest income in the income statement.
(3)	Included in debt securities available for sale in the income statement.
(4)	Included in equity investments in the income statement.
(5)	Included in mortgage banking in the income statement.
(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued on previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2011.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$124	(79)	-	-	45
Collateralized debt obligations	409	(577)	-	-	(168)
Corporate debt securities	30	(38)	-	(2)	(10)
Mortgage-backed securities	87	(186)	-	(1)	(100)
Asset-backed securities	121	(110)	-	(29)	(18)
Equity securities	3	-	-	-	3

Total trading securities	774	(990)	-	(32)	(248)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	774	(990)	-	(32)	(248)
Securities available for sale:
Securities of U.S. states and
political subdivisions	1,325	(5)	462	(1,030)	752
Mortgage-backed securities:
Residential	-	-	-	(3)	(3)
Commercial	-	-	-	(11)	(11)

Total mortgage-backed securities	-	-	-	(14)	(14)
Corporate debt securities	1	(167)	-	(9)	(175)
Collateralized debt obligations	1,588	-	-	(270)	1,318
Asset-backed securities:
Auto loans and leases	3,610	-	107	(1,047)	2,670
Home equity loans	-	-	-	(1)	(1)
Other asset-backed securities	392	(230)	435	(366)	231

Total asset-backed securities	4,002	(230)	542	(1,414)	2,900

Total debt securities	6,916	(402)	1,004	(2,737)	4,781
Marketable equity securities:
Perpetual preferred securities	-	(13)	-	(166)	(179)
Other marketable equity securities	-	-	-	(2)	(2)

Total marketable equity securities	-	(13)	-	(168)	(181)

Total securities available for sale	6,916	(415)	1,004	(2,905)	4,600
Mortgages held for sale	106	-	-	(180)	(74)
Loans	-	-	-	-	-
Mortgage servicing rights	-	-	744	-	744
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	(1,448)	(1,448)
Commodity contracts	7	(17)	-	-	(10)
Equity contracts	12	(4)	-	(10)	(2)
Foreign exchange contracts	1	(1)	-	5	5
Credit contracts	1	-	-	(41)	(40)
Other derivative contracts	-	-	-	(1)	(1)
Total derivative contracts	21	(22)	-	(1,495)	(1,496)

Other assets	19	(5)	-	(44)	(30)
Short sale liabilities	(9)	1	-	1	(7)
Other liabilities (excluding derivatives)	(8)	1	-	-	(7)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011, are summarized as follows:

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	Net unrealized gains (losses) included in net income related to assets and liabilities held at period end (1)
(in millions)		Net income	Other compre- hensive income
Nine months ended September 30, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$5	6	-	132	38	-	181	-
Collateralized debt obligations	1,915	(13)	-	(273)	-	(12)	1,617	(78)
Corporate debt securities	166	2	-	(72)	-	-	96	3
Mortgage-backed securities	117	6	-	1	7	(7)	124	(2)
Asset-backed securities	366	71	-	(118)	-	(121)	198	68
Equity securities	34	(3)	-	(28)	1	-	4	(5)

Total trading securities	2,603	69	-	(358)	46	(140)	2,220	(14)

Other trading assets	136	(9)	-	1	-	(2)	126	18

Total trading assets (excluding derivatives)	2,739	60	-	(357)	46	(142)	2,346	4	(2)

Securities available for sale:
Securities of U.S. states and political subdivisions	4,564	8	77	2,829	-	-	7,478	(5)
Mortgage-backed securities:
Residential	20	(7)	-	(2)	87	(22)	76	(10)
Commercial	217	(24)	50	4	-	(4)	243	(17)
Total mortgage-backed securities	237	(31)	50	2	87	(26)	319	(27)

Corporate debt securities	433	149	(102)	(174)	41	(1)	346	-
Collateralized debt obligations	4,778	218	(169)	3,486	8	-	8,321	-
Asset-backed securities:
Auto loans and leases	6,133	3	(16)	470	-	-	6,590	-
Home equity loans	112	(3)	(9)	(3)	199	(66)	230	(17)
Other asset-backed securities	3,150	5	(13)	134	97	(519)	2,854	-

Total asset-backed securities	9,395	5	(38)	601	296	(585)	9,674	(17)

Other debt securities	85	-	-	(85)	-	-	-	-

Total debt securities	19,492	349	(182)	6,659	432	(612)	26,138	(49	)(3)

Marketable equity securities:
Perpetual preferred securities	2,434	164	(23)	(1,205)	2	-	1,372	-
Other marketable equity securities	32	-	(1)	1	-	-	32	-

Total marketable equity securities	2,466	164	(24)	(1,204)	2	-	1,404	-	(4)

Total securities available for sale	21,958	513	(206)	5,455	434	(612)	27,542	(49)

Mortgages held for sale	3,305	77	-	(28)	288	(226)	3,416	80	(5)
Loans	309	13	-	(322)	-	-	-	-
Mortgage servicing rights	14,467	(4,841)	-	2,746	-	-	12,372	(3,216	)(5)
Net derivative assets and liabilities:
Interest rate contracts	77	3,054	-	(2,577)	1	1	556	110
Commodity contracts	(1)	2	-	(9)	(3)	1	(10)	1
Equity contracts	(225)	205	-	9	(6)	(12)	(29)	136
Foreign exchange contracts	9	4	-	(6)	1	-	8	(6)
Credit contracts	(1,017)	(437)	-	(168)	-	(2)	(1,624)	(533)
Other derivative contracts	(35)	(95)	-	-	-	-	(130)	-

Total derivative contracts	(1,192)	2,733	-	(2,751)	(7)	(12)	(1,229)	(292	)(6)
Other assets	314	12	-	(52)	-	-	274	(6	)(2)
Short sale liabilities	-	-	-	(8)	-	-	(8)	1
Other liabilities (excluding derivatives)	(344)	(9)	-	309	-	-	(44)	-

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in trading activities and other noninterest income in the income statement.
(3)	Included in debt securities available for sale in the income statement.
(4)	Included in equity investments in the income statement.
(5)	Included in mortgage banking in the income statement.
(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$310	(177)	-	(1)	132
Collateralized debt obligations	933	(1,165)	-	(41)	(273)
Corporate debt securities	61	(134)	-	1	(72)
Mortgage-backed securities	656	(650)	-	(5)	1
Asset-backed securities	493	(571)	-	(40)	(118)
Equity securities	9	(25)	-	(12)	(28)

Total trading securities	2,462	(2,722)	-	(98)	(358)

Other trading assets	2	-	-	(1)	1

Total trading assets
(excluding derivatives)	2,464	(2,722)	-	(99)	(357)

Securities available for sale:
Securities of U.S. states and political subdivisions	2,958	(4)	1,339	(1,464)	2,829
Mortgage-backed securities:
Residential	4	-	-	(6)	(2)
Commercial	21	-	-	(17)	4

Total mortgage-backed securities	25	-	-	(23)	2
Corporate debt securities	97	(202)	-	(69)	(174)
Collateralized debt obligations	4,323	(20)	-	(817)	3,486
Asset-backed securities:
Auto loans and leases	4,599	-	270	(4,399)	470
Home equity loans	-	-	-	(3)	(3)
Other asset-backed securities	1,360	(384)	807	(1,649)	134

Total asset-backed securities	5,959	(384)	1,077	(6,051)	601

Other debt securities	-	(85)	-	-	(85)

Total debt securities	13,362	(695)	2,416	(8,424)	6,659
Marketable equity securities:
Perpetual preferred securities	1	(13)	-	(1,193)	(1,205)
Other marketable equity securities	3	-	-	(2)	1

Total marketable equity securities	4	(13)	-	(1,195)	(1,204)

Total securities available for sale	13,366	(708)	2,416	(9,619)	5,455
Mortgages held for sale	472	-	-	(500)	(28)
Loans	-	(309)	-	(13)	(322)
Mortgage servicing rights	-	-	2,746	-	2,746
Net derivative assets and liabilities:
Interest rate contracts	6	-	-	(2,583)	(2,577)
Commodity contracts	7	(17)	-	1	(9)
Equity contracts	82	(178)	-	105	9
Foreign exchange contracts	4	(4)	-	(6)	(6)
Credit contracts	4	(2)	-	(170)	(168)
Other derivative contracts	-	-	-	-	-

Total derivative contracts	103	(201)	-	(2,653)	(2,751)

Other assets	8	(5)	-	(55)	(52)
Short sale liabilities	(124)	115	-	1	(8)
Other liabilities (excluding derivatives)	(9)	1	-	317	309

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2010, are summarized as follows:

(in millions)	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	Net unrealized gains (losses) included in net income related to assets and liabilities held at period end (1)
		Net income	Other compre- hensive income
Quarter ended September 30, 2010
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$12	(4)	-	(2)	-	-	6	1
Collateralized debt obligations	1,767	21	-	57	-	-	1,845	(12)
Corporate debt securities	165	8	-	8	-	-	181	2
Mortgage-backed securities	111	(3)	-	266	-	-	374
Asset-backed securities	219	57	-	169	-	-	445	50
Equity securities	52	(1)	-	(22)	-	-	29	(1)

Total trading securities	2,326	78	-	476	-	-	2,880	40

Other trading assets	149	(18)	-	3	-	-	134	2

Total trading assets
(excluding derivatives)	2,475	60	-	479	-	-	3,014	42	(2)

Securities available for sale:
Securities of U.S. states and political subdivisions	2,736	5	45	899	74	-	3,759	-
Mortgage-backed securities:
Residential	353	14	(3)	(30)	8	(119)	223	(1)
Commercial	897	(2)	21	(13)	40	(724)	219	(1)

Total mortgage-backed securities	1,250	12	18	(43)	48	(843)	442	(2)

Corporate debt securities	380	3	28	(22)	93	(3)	479	-
Collateralized debt obligations	4,031	64	41	390	-	-	4,526	(1)
Asset-backed securities:
Auto loans and leases	7,104	2	(51)	1,199	-	-	8,254	-
Home equity loans	194	-	24	49	-	(32)	235	-
Other asset-backed securities	3,341	(5)	(19)	22	115	(25)	3,429	(5)

Total asset-backed securities	10,639	(3)	(46)	1,270	115	(57)	11,918	(5)

Other debt securities	88	(5)	10	-	-	-	93	-

Total debt securities	19,124	76	96	2,494	330	(903)	21,217	(8	) (3)

Marketable equity securities:
Perpetual preferred securities	2,629	20	(7)	(172)	77	(13)	2,534	-
Other marketable equity securities	16	-	-	1	4	(2)	19	-

Total marketable equity securities	2,645	20	(7)	(171)	81	(15)	2,553	-	(4)

Total securities available for sale	21,769	96	89	2,323	411	(918)	23,770	(8)
Mortgages held for sale	3,260	(2)	-	2	91	(82)	3,269	(3	) (5)
Loans	367	16	-	(30)	-	-	353	16	(5)
Mortgage servicing rights	13,251	(1,807)	-	1,042	-	-	12,486	(1,132	) (5)
Net derivative assets and liabilities:
Interest rate contracts	643	1,610	-	(1,761)	159	-	651	244
Equity contracts	(232)	40	-	7	34	25	(126)	(1)
Foreign exchange contracts	(2)	(7)	-	9	-	(3)	(3)	(11)
Credit contracts	(993)	4	-	(27)	-	-	(1,016)	-
Other derivative contracts	(103)	13	-	(12)	-	-	(102)	(16)

Total derivative contracts	(687)	1,660	-	(1,784)	193	22	(596)	216	(6)

Other assets	360	3	-	(18)	-	-	345	(8	) (2)
Short sale liabilities (corporate debt securities)	(4)	(1)	-	5	-	-	-	(1)
Other liabilities (excluding derivatives) (7)	(388)	(18)	-	27	-	-	(379)	(15)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in trading activities and other noninterest income in the income statement.
(3)	Included in debt securities available for sale in the income statement.
(4)	Included in equity investments in the income statement.
(5)	Included in mortgage banking in the income statement.
(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.
(7)	Balances have been revised to conform with current period presentation.

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2010, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in net
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (1)
Nine months ended September 30, 2010
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$5	3	-	(11)	9	-	6	3
Collateralized debt obligations	1,133	403	-	309	-	-	1,845	7
Corporate debt securities	223	21	-	70	9	(142)	181	24
Mortgage-backed securities	146	6	-	345	-	(123)	374	-
Asset-backed securities	497	82	-	(64)	1	(71)	445	63
Equity securities	36	1	-	(10)	2	-	29	(1)
Total trading securities	2,040	516	-	639	21	(336)	2,880	96
Other trading assets	271	(54)	-	(2)	-	(81)	134	(13)
Total trading assets (excluding derivatives)	2,311	462	-	637	21	(417)	3,014	83	(2)
Securities available for sale:
Securities of U.S. states and political subdivisions	818	9	139	2,697	102	(6)	3,759	3
Mortgage-backed securities:
Residential	1,084	7	(18)	(44)	274	(1,080)	223	(7)
Commercial	1,799	(19)	394	(20)	227	(2,162)	219	(5)
Total mortgage-backed securities	2,883	(12)	376	(64)	501	(3,242)	442	(12)
Corporate debt securities	367	7	70	(72)	259	(152)	479	-
Collateralized debt obligations	3,725	143	3	867	-	(212)	4,526	(11)
Asset-backed securities:
Auto loans and leases	8,525	2	(174)	(278)	179	-	8,254	(5)
Home equity loans	1,677	-	36	47	113	(1,638)	235	-
Other asset-backed securities	2,308	43	(101)	1,425	794	(1,040)	3,429	(8)
Total asset-backed securities	12,510	45	(239)	1,194	1,086	(2,678)	11,918	(13)
Other debt securities	77	(5)	9	12	-	-	93	-
Total debt securities	20,380	187	358	4,634	1,948	(6,290)	21,217	(33	)(3)
Marketable equity securities:
Perpetual preferred securities	2,305	86	(33)	125	77	(26)	2,534	-
Other marketable equity securities	88	-	-	(37)	4	(36)	19	-
Total marketable equity securities	2,393	86	(33)	88	81	(62)	2,553	-	(4)
Total securities available for sale	22,773	273	325	4,722	2,029	(6,352)	23,770	(33)
Mortgages held for sale	3,523	(17)	-	(249)	294	(282)	3,269	(19	)(5)
Loans	-	68	-	(81)	366	-	353	68	(5)
Mortgage servicing rights	16,004	(6,440)	-	3,040	-	(118)	12,486	(4,570	)(5)
Net derivative assets and liabilities:
Interest rate contracts	(114)	4,283	-	(3,677)	159	-	651	279
Equity contracts	(344)	33	-	149	36	-	(126)	12
Foreign exchange contracts	(1)	(10)	-	11	-	(3)	(3)	-
Credit contracts	(330)	(688)	-	(4)	6	-	(1,016)	(606)
Other derivative contracts	(43)	(52)	-	(7)	-	-	(102)	-
Total derivative contracts	(832)	3,566	-	(3,528)	201	(3)	(596)	(315	)(6)
Other assets	1,373	28	-	(67)	-	(989)	345	(20	)(2)
Short sale liabilities
(corporate debt securities)	(26)	(2)	-	(37)	-	65	-	-
Other liabilities (excluding derivatives) (7)	(10)	(72)	-	62	(359)	-	(379)	(70)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in trading activities and other noninterest income in the income statement.
(3)	Included in debt securities available for sale in the income statement.
(4)	Included in equity investments in the income statement.
(5)	Included in mortgage banking in the income statement.
(6)	Included in mortgage banking, trading activities and other noninterest income in the income statement.
(7)	Balances have been revised to conform with current period presentation.

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

We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. For the first nine months of 2011, there were no significant transfers between Levels 1 and 2. We transferred $612 million of debt securities available for sale from Level 3 to Level 2 due to an increase in the volume of trading activity for certain securities, which resulted in increased occurrences of observable market prices. We also transferred $434 million of securities available for sale from Level 2 to level 3 primarily due to a decrease in liquidity for certain asset-backed securities.

Significant changes to Level 3 assets for the first nine months of 2010, are described as follows:

•	We adopted new consolidation accounting guidance, which impacted Level 3 balances for certain financial instruments. Reductions in Level 3 balances, which represent derecognition of existing investments in newly consolidated VIEs, are reflected as transfers out for the following categories: trading assets, $276 million; securities available for sale, $1.9 billion; and mortgage servicing rights, $118 million. Increases in Level 3 balances, which represent newly consolidated VIE assets, are reflected as transfers in for the following categories: securities available for sale, $829 million; loans, $366 million; and long-term debt, $359 million.
•	We transferred $4.5 billion of debt securities available for sale from Level 3 to Level 2 due to an increase in the volume of trading activity for certain mortgage-backed and other asset-backed securities, which resulted in increased occurrences of observable market prices. We also transferred $1.2 billion of securities available for sale from Level 2 to Level 3, primarily due to a decrease in liquidity for certain asset-backed securities.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first nine months of 2011, and year ended December 31, 2010, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets or portfolios at period end.

	September 30, 2011				December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (1)	$—	1,314	1,092	2,406	—	2,000	891	2,891
Loans held for sale	—	117	—	117	—	352	—	352
Loans:
Commercial	—	1,282	14	1,296	—	2,480	67	2,547
Consumer	—	3,811	6	3,817	—	5,870	18	5,888
Total loans (2)	—	5,093	20	5,113	—	8,350	85	8,435
Mortgage servicing rights (amortized)	—	1	305	306	—	—	104	104
Other assets (3)	—	520	78	598	—	765	82	847

(1)	Predominantly real estate 1-4 family first mortgage loans measured at LOCOM.
(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Includes the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement.

	Nine months ended Sept. 30,
(in millions)	2011	2010
Mortgages held for sale	$55	19
Loans held for sale	(1)	13
Loans:
Commercial	(874)	(2,852)
Consumer (1)	(3,934)	(6,711)
Total loans	(4,808)	(9,563)
Mortgage servicing rights (amortized)	(37)	—
Other assets (2)	(209)	(177)
Total	$(5,000)	(9,708)

(1)	Represents write-downs of loans based on the appraised value of the collateral. Prior period amount has been revised to conform with current period presentation.
(2)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

(in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
September 30, 2011
Offshore funds	$281	-	Daily - Annually	1 - 180 days
Funds of funds	4	-	Monthly - Quarterly	10 - 90 days
Hedge funds	21	-	Monthly - Annually	35 - 95 days
Private equity funds	1,043	264	N/A	N/A
Venture capital funds	84	30	N/A	N/A
Total	$1,433	294

December 31, 2010
Offshore funds	$1,665	-	Daily - Annually	1 - 180 days
Funds of funds	63	-	Monthly - Quarterly	10 - 90 days
Hedge funds	23	-	Monthly - Annually	30 -120 days
Private equity funds	1,830	669	N/A	N/A
Venture capital funds	88	36	N/A	N/A

Total	$3,669	705

N/A - Not applicable

Offshore funds primarily invest in investment grade European fixed-income securities. Redemption restrictions are in place for investments with a fair value of $66 million and $74 million at September 30, 2011, and December 31, 2010, respectively, due to lock-up provisions that will remain in effect until November 2013.

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

Note 13: Fair Values of Assets and Liabilities (continued)

Fair Value Option

We measure MHFS at fair value for prime MHFS originations for which an active secondary market and readily available market prices exist to reliably support fair value pricing models used for these loans. Loan origination fees on these loans are recorded when earned, and related direct loan origination costs are recognized when incurred. We also measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe fair value measurement for prime MHFS and other interests held, which we hedge with free-standing derivatives (economic hedges) along with our MSRs measured at fair value, reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.

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

	September 30, 2011			Dec. 31, 2010
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal

Mortgages held for sale:
Total loans	$38,845	37,768	1,077 (1)	47,531	47,818	(287	)(1)
Nonaccrual loans	265	555	(290)	325	662	(337)
Loans 90 days or more past due and still accruing	38	49	(11)	38	47	(9)
Loans held for sale:
Total loans	495	530	(35)	873	897	(24)
Nonaccrual loans	1	3	(2)	1	7	(6)
Loans:
Total loans	-	-	- (2)	309	348	(39)
Nonaccrual loans	-	-	-	13	16	(3)
Loans 90 days or more past due and still accruing	-	-	-	2	2	-
Long-term debt	-	-	- (2)	306	353	(47)

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.
(2)	The quarter-end balance sheet amounts have been reduced to zero due to deconsolidations of nonconforming residential mortgage loan securitizations in second quarter 2011. There was related income in 2011 prior to the deconsolidations.

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

	2011		2010
	Mortgage banking noninterest income	Other noninterest income	Mortgage banking noninterest income	Other noninterest income
(in millions)	Net gains (losses) on mortgage loan origination/ sales activities		Net gains (losses) on mortgage loan origination/ sales activities

Quarter ended September 30,
Mortgages held for sale	$2,252	-	1,986	-
Loans held for sale	-	(2)	-	11
Loans	-	-	16	-
Long-term debt	-	-	(15)	-
Other interest held	-	(49)	-	22

Nine months ended September 30,
Mortgages held for sale	$4,109	-	5,217	-
Loans held for sale	-	19	-	28
Loans	13	-	68	-
Long-term debt	(11)	-	(60)	-
Other interests held	-	(25)	-	(24)

The following table shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2011	2010	2011	2010

Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$(37)	(15)	(108)	(62)
Loans held for sale	(2)	11	19	28

Total	$(39)	(4)	(89)	(34)

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

	September 30, 2011		December 31, 2010
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets
Mortgages held for sale (1)	$3,859	3,859	4,232	4,234
Loans held for sale (2)	248	256	417	441
Loans, net (3)	727,305	719,397	721,016	710,147
Nonmarketable equity investments (cost method)	7,996	8,480	8,494	8,814

Financial liabilities
Deposits	895,428	897,195	847,942	849,642
Long-term debt (3)(4)	133,085	132,402	156,651	159,996

(1)	Balance excludes MHFS for which the fair value option was elected.
(2)	Balance excludes LHFS for which the fair value option was elected.
(3)	Loans exclude lease financing with a carrying amount of $12.9 billion at September 30, 2011, and $13.1 billion at December 31, 2010.
(4)	The carrying amount and fair value exclude obligations under capital leases of $129 million at September 30, 2011, and $26 million at December 31, 2010.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $541 million at September 30, 2011, and $673 million at December 31, 2010.

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

September 30, 2011 and December 31, 2010

	Liquidation preference per share	Shares authorized and designated
DEP Shares

Dividend Equalization Preferred Shares	$10	97,000

Series A

Non-Cumulative Perpetual Preferred Stock	100,000	25,001

Series B

Non-Cumulative Perpetual Preferred Stock	100,000	17,501

Series G

7.25% Class A Preferred Stock	15,000	50,000

Series H

Floating Class A Preferred Stock	20,000	50,000

Series I

5.80% Fixed to Floating Class A Preferred Stock	100,000	25,010

Series J

8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000

Series K

7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000

Series L

7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000

Total		10,089,512

Note 14: Preferred Stock (continued)

	September 30, 2011				December 31, 2010
(in millions, except shares)	Shares issued and outstanding	Par value	Carrying value	Discount	Shares issued and outstanding	Par value	Carrying value	Discount

DEP Shares

Dividend Equalization Preferred Shares	96,546	$-	-	-	96,546	$-	-	-

Series I (1)

5.80% Fixed to Floating Class A Preferred Stock	25,010	2,501	2,501	-	-	-	-	-

Series J (1)

8.00% Non-Cumulative Perpetual Class A

Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155

Series K (1)

7.98% Fixed-to-Floating Non-Cumulative

Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476

Series L (1)

7.50% Non-Cumulative Perpetual

Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768

Total	9,591,931	$11,971	10,572	1,399	9,566,921	$9,470	8,071	1,399

(1)	Preferred shares qualify as Tier 1 capital.

In March 2011, the Company issued preferred stock for Series I (25,010 shares with a par value of $2.5 billion) to an unconsolidated wholly-owned trust related to our income trust securities.

Prior to the October 2011 redemption of $5.8 billion of trust preferred securities, we had a commitment to issue preferred stock for Series A ($2.5 billion) and Series B ($1.8 billion) to unconsolidated wholly-owned trusts. The issuance dates were dependent on the sale of our income trust securities held by these trusts to third party investors. Effective with the redemption, we no longer have the commitment. See Note 7 for additional information on our trust preferred securities. We do not have a commitment to issue Series G or H preferred stock.

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

	Shares issued and outstanding		Carrying value		Adjustable
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	dividend rate
(in millions, except shares)	2011	2010	2011	2010	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2011	415,959	-	$416	-	9.00%	10.00
2010	262,361	287,161	262	287	9.50	10.50
2008	99,154	104,854	99	105	10.50	11.50
2007	79,414	82,994	80	83	10.75	11.75
2006	56,112	58,632	56	59	10.75	11.75
2005	39,092	40,892	39	41	9.75	10.75
2004	25,615	26,815	26	27	8.50	9.50
2003	12,981	13,591	13	13	8.50	9.50
2002	3,283	3,443	3	3	10.50	11.50

Total ESOP Preferred Stock (1)	993,971	618,382	$994	618

Unearned ESOP shares (2)			$(1,071)	(663)

(1)	At September 30, 2011, and December 31, 2010, additional paid-in capital included $77 million and $45 million, respectively, related to preferred stock.
(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 15: Employee Benefits

We sponsor a noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of

Wells Fargo; the benefits earned under the Cash Balance Plan were frozen effective July 1, 2009.

The net periodic benefit cost was:

	2011			2010
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits

Quarter ended September 30,
Service cost	$1	-	3	1	-	4
Interest cost	130	9	18	139	10	19
Expected return on plan assets	(190)	-	(10)	(180)	-	(7)
Amortization of net actuarial loss	21	1	-	27	-	-
Amortization of prior service credit	-	-	-	-	-	(1)
Settlement	1	-	-	-	-	-
Curtailment gain (loss)	-	-	-	2	-	(3)

Net periodic benefit cost (income)	$(37)	10	11	(11)	10	12

Nine months ended September 30,
Service cost	$4	-	10	4	-	10
Interest cost	390	26	54	416	28	58
Expected return on plan assets	(569)	-	(31)	(538)	-	(21)
Amortization of net actuarial loss	64	5	-	79	2	-
Amortization of prior service credit	-	-	(2)	-	-	(3)
Settlement	4	-	-	-	-	-
Curtailment gain (loss)	-	-	-	2	-	(3)

Net periodic benefit cost (income)	$(107)	31	31	(37)	30	41

Note 16: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2011	2010	2011	2010

Wells Fargo net income	$4,055	3,339	11,762	8,948
Less: Preferred stock dividends and other (1)	216	189	625	548

Wells Fargo net income applicable to common stock (numerator)	$3,839	3,150	11,137	8,400

Earnings per common share
Average common shares outstanding (denominator)	5,275.5	5,240.1	5,280.2	5,216.9
Per share	$0.73	0.60	2.11	1.61

Diluted earnings per common share
Average common shares outstanding	5,275.5	5,240.1	5,280.2	5,216.9
Add: Stock Options	20.9	23.7	25.6	29.1
Restricted share rights	22.8	9.4	19.8	6.9

Diluted average common shares outstanding (denominator)	5,319.2	5,273.2	5,325.6	5,252.9

Per share	$0.72	0.60	2.09	1.60

(1)	Includes preferred stock dividends of $220 million and $184 million for third quarter 2011 and 2010 and $624 million and $553 million for the first nine months of 2011 and 2010, respectively.

The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010

Options	197.0	211.8	175.6	212.8

Warrants	39.4	39.9	39.4	75.1

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

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
average balances in billions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Quarter ended September 30,
Net interest income (2)	$7,264	7,818	2,910	2,927	714	683	(346)	(330)	10,542	11,098
Provision (reversal of provision)
for credit losses	1,978	3,155	(178)	280	48	77	(37)	(67)	1,811	3,445
Noninterest income	5,232	5,629	2,240	2,461	2,173	2,229	(559)	(543)	9,086	9,776
Noninterest expense	6,901	7,333	2,689	2,719	2,368	2,420	(281)	(219)	11,677	12,253

Income (loss) before income
tax expense (benefit)	3,617	2,959	2,639	2,389	471	415	(587)	(587)	6,140	5,176
Income tax expense (benefit)	1,217	951	826	866	178	157	(223)	(223)	1,998	1,751

Net income (loss) before
noncontrolling interests	2,400	2,008	1,813	1,523	293	258	(364)	(364)	4,142	3,425
Less: Net income from
noncontrolling interests	85	73	-	11	2	2	-	-	87	86

Net income (loss) (3)	$2,315	1,935	1,813	1,512	291	256	(364)	(364)	4,055	3,339

Average loans	$491.0	522.2	253.4	227.3	43.1	42.6	(33.0)	(32.6)	754.5	759.5
Average assets	754.4	770.0	438.0	371.8	155.1	138.2	(66.1)	(59.6)	1,281.4	1,220.4
Average core deposits	556.3	537.1	209.3	170.8	133.4	120.7	(62.2)	(56.6)	836.8	772.0

Nine months ended September 30,
Net interest income (2)	$22,166	24,134	8,633	8,509	2,101	2,031	(1,029)	(980)	31,871	33,694
Provision (reversal of provision)
for credit losses	5,970	11,022	(141)	1,725	150	221	(120)	(204)	5,859	12,764
Noninterest income	15,534	16,883	7,608	8,076	7,022	6,658	(1,692)	(1,595)	28,472	30,022
Noninterest expense	21,924	22,216	8,255	8,277	7,414	7,160	(708)	(537)	36,885	37,116

Income (loss) before income
tax expense (benefit)	9,806	7,779	8,127	6,583	1,559	1,308	(1,893)	(1,834)	17,599	13,836
Income tax expense (benefit)	2,990	2,511	2,710	2,357	590	495	(719)	(697)	5,571	4,666

Net income (loss) before
noncontrolling interests	6,816	5,268	5,417	4,226	969	813	(1,174)	(1,137)	12,028	9,170
Less: Net income from
noncontrolling interests	239	202	21	15	6	5	-	-	266	222

Net income (loss) (3)	$6,577	5,066	5,396	4,211	963	808	(1,174)	(1,137)	11,762	8,948

Average loans	$499.6	535.5	243.8	230.8	43.1	43.0	(33.2)	(33.0)	753.3	776.3
Average assets	755.6	772.6	417.9	370.3	149.8	139.0	(65.3)	(58.4)	1,258.0	1,223.5
Average core deposits	552.2	533.7	195.0	164.9	128.3	121.1	(61.6)	(55.4)	813.9	764.3

(1)	Includes Wachovia integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing services and products for wealth management customers provided in Community Banking stores.
(2)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.
(3)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.

Note 18: Condensed Consolidating Financial Statements

Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its owned subsidiaries (WFFI).

Condensed Consolidating Statement of Income

(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company

Quarter ended September 30, 2011
Dividends from subsidiaries:
Bank	$3,481	-	-	(3,481)	-
Nonbank	34	-	-	(34)	-
Interest income from loans	-	528	8,735	(39)	9,224
Interest income from subsidiaries	195	-	-	(195)	-
Other interest income	59	28	2,867	-	2,954

Total interest income	3,769	556	11,602	(3,749)	12,178

Deposits	-	-	559	-	559
Short-term borrowings	22	15	93	(110)	20
Long-term debt	621	130	353	(124)	980
Other interest expense	3	-	74	-	77

Total interest expense	646	145	1,079	(234)	1,636

Net interest income	3,123	411	10,523	(3,515)	10,542
Provision for credit losses	-	557	1,254	-	1,811

Net interest income after provision for credit losses	3,123	(146)	9,269	(3,515)	8,731

Noninterest income
Fee income – nonaffiliates	-	29	5,958	-	5,987
Other	189	20	3,060	(170)	3,099

Total noninterest income	189	49	9,018	(170)	9,086

Noninterest expense
Salaries and benefits	(93)	20	6,659	-	6,586
Other	41	239	4,981	(170)	5,091

Total noninterest expense	(52)	259	11,640	(170)	11,677
Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	3,364	(356)	6,647	(3,515)	6,140
Income tax expense (benefit)	70	(100)	2,028	-	1,998
Equity in undistributed income of subsidiaries	761	-	-	(761)	-
Net income (loss) before noncontrolling interests	4,055	(256)	4,619	(4,276)	4,142
Less: Net income from noncontrolling interests	-	-	87	-	87
Parent, WFFI, Other and Wells Fargo net income (loss)	$4,055	(256)	4,532	(4,276)	4,055

Quarter ended September 30, 2010
Dividends from subsidiaries:
Bank	$3,926	-	-	(3,926)	-
Nonbank	-	-	-	-	-
Interest income from loans	-	657	9,267	(145)	9,779
Interest income from subsidiaries	386	-	5	(391)	-
Other interest income	65	28	3,258	-	3,351
Total interest income	4,377	685	12,530	(4,462)	13,130
Deposits	-	-	721	-	721
Short-term borrowings	125	13	214	(325)	27
Long-term debt	746	220	471	(211)	1,226
Other interest expense	-	-	58	-	58
Total interest expense	871	233	1,464	(536)	2,032
Net interest income	3,506	452	11,066	(3,926)	11,098
Provision for credit losses	-	216	3,229	-	3,445
Net interest income after provision for credit losses	3,506	236	7,837	(3,926)	7,653
Noninterest income
Fee income – nonaffiliates	-	29	5,606	-	5,635
Other	(34)	34	4,318	(177)	4,141
Total noninterest income	(34)	63	9,924	(177)	9,776
Noninterest expense
Salaries and benefits	(14)	25	6,821	-	6,832
Other	222	136	5,240	(177)	5,421
Total noninterest expense	208	161	12,061	(177)	12,253
Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	3,264	138	5,700	(3,926)	5,176
Income tax expense (benefit)	(235)	48	1,938	-	1,751
Equity in undistributed income of subsidiaries	(160)	-	-	160	-
Net income (loss) before noncontrolling interests	3,339	90	3,762	(3,766)	3,425
Less: Net income from noncontrolling interests	-	-	86	-	86
Parent, WFFI, Other and Wells Fargo net income (loss)	$3,339	90	3,676	(3,766)	3,339

Condensed Consolidating Statements of Income

(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company
Nine months ended September 30, 2011
Dividends from subsidiaries:
Bank	$8,176	-	-	(8,176)	-
Nonbank	122	-	-	(122)	-
Interest income from loans	-	1,657	26,553	(238)	27,972
Interest income from subsidiaries	738	-	-	(738)	-
Other interest income	164	85	8,813	-	9,062

Total interest income	9,200	1,742	35,366	(9,274)	37,034

Deposits	-	-	1,768	-	1,768
Short-term borrowings	187	46	404	(571)	66
Long-term debt	1,954	439	1,105	(405)	3,093
Other interest expense	6	-	230	-	236

Total interest expense	2,147	485	3,507	(976)	5,163

Net interest income	7,053	1,257	31,859	(8,298)	31,871
Provision for credit losses	-	984	4,875	-	5,859

Net interest income after provision for credit losses	7,053	273	26,984	(8,298)	26,012

Noninterest income
Fee income – nonaffiliates	-	81	17,824	-	17,905
Other	273	70	10,708	(484)	10,567

Total noninterest income	273	151	28,532	(484)	28,472

Noninterest expense
Salaries and benefits	(68)	70	20,696	-	20,698
Other	(24)	539	16,156	(484)	16,187

Total noninterest expense	(92)	609	36,852	(484)	36,885

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	7,418	(185)	18,664	(8,298)	17,599
Income tax expense (benefit)	(394)	(59)	6,024	-	5,571
Equity in undistributed income of subsidiaries	3,950	-	-	(3,950)	-

Net income (loss) before noncontrolling interests	11,762	(126)	12,640	(12,248)	12,028
Less: Net income from noncontrolling interests	-	-	266	-	266

Parent, WFFI, Other and Wells Fargo net income (loss)	$11,762	(126)	12,374	(12,248)	11,762

Nine months ended September 30, 2010
Dividends from subsidiaries:
Bank	$9,901	-	-	(9,901)	-
Nonbank	21	-	-	(21)	-
Interest income from loans	-	2,076	28,239	(221)	30,094
Interest income from subsidiaries	1,036	-	14	(1,050)	-
Other interest income	229	88	9,416	-	9,733

Total interest income	11,187	2,164	37,669	(11,193)	39,827

Deposits	-	-	2,170	-	2,170
Short-term borrowings	169	33	401	(537)	66
Long-term debt	2,193	767	1,509	(734)	3,735
Other interest expense	1	-	161	-	162

Total interest expense	2,363	800	4,241	(1,271)	6,133

Net interest income	8,824	1,364	33,428	(9,922)	33,694
Provision for credit losses	-	735	12,029	-	12,764

Net interest income after provision for credit losses	8,824	629	21,399	(9,922)	20,930

Noninterest income
Fee income – nonaffiliates	-	83	17,412	-	17,495
Other	348	110	12,585	(516)	12,527

Total noninterest income	348	193	29,997	(516)	30,022

Noninterest expense
Salaries and benefits	(64)	121	20,255	-	20,312
Other	687	493	16,140	(516)	16,804

Total noninterest expense	623	614	36,395	(516)	37,116

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	8,549	208	15,001	(9,922)	13,836
Income tax expense (benefit)	(443)	73	5,036	-	4,666
Equity in undistributed income of subsidiaries	(44)	-	-	44	-

Net income (loss) before noncontrolling interests	8,948	135	9,965	(9,878)	9,170
Less: Net income from noncontrolling interests	-	-	222	-	222

Parent, WFFI, Other and Wells Fargo net income (loss)	$8,948	135	9,743	(9,878)	8,948

Note 18: Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Balance Sheets

(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company
September 30, 2011
Assets
Cash and cash equivalents due from:
Subsidiary banks	$23,523	187	-	(23,710)	-
Nonaffiliates	57	238	107,823	-	108,118
Securities available for sale	14,268	2,819	190,089	-	207,176
Mortgages and loans held for sale	-	-	43,447	-	43,447

Loans	6	27,386	749,944	(17,230)	760,106
Loans to subsidiaries:
Bank	3,885	-	-	(3,885)	-
Nonbank	51,018	-	-	(51,018)	-
Allowance for loan losses	-	(1,879)	(18,160)	-	(20,039)

Net loans	54,909	25,507	731,784	(72,133)	740,067

Investments in subsidiaries:
Bank	134,622	-	-	(134,622)	-
Nonbank	16,498	-	-	(16,498)	-
Other assets	7,123	1,247	198,951	(1,184)	206,137

Total assets	$251,000	29,998	1,272,094	(248,147)	1,304,945

Liabilities and equity
Deposits	$-	-	919,138	(23,710)	895,428
Short-term borrowings	832	16,181	82,112	(48,350)	50,775
Accrued expenses and other liabilities	10,208	1,534	75,726	(1,184)	86,284
Long-term debt	89,528	10,761	44,044	(11,119)	133,214
Indebtedness to subsidiaries	12,664	-	-	(12,664)	-

Total liabilities	113,232	28,476	1,121,020	(97,027)	1,165,701

Parent, WFFI, Other and Wells Fargo stockholders’ equity	137,768	1,522	149,598	(151,120)	137,768
Noncontrolling interests	-	-	1,476	-	1,476

Total equity	137,768	1,522	151,074	(151,120)	139,244

Total liabilities and equity	$251,000	29,998	1,272,094	(248,147)	1,304,945

December 31, 2010
Assets
Cash and cash equivalents due from:
Subsidiary banks	$30,240	154	-	(30,394)	-
Nonaffiliates	9	212	96,460	-	96,681
Securities available for sale	2,368	2,742	167,544	-	172,654
Mortgages and loans held for sale	-	-	53,053	-	53,053

Loans	7	30,329	742,807	(15,876)	757,267
Loans to subsidiaries:
Bank	3,885	-	-	(3,885)	-
Nonbank	53,382	-	-	(53,382)	-
Allowance for loan losses	-	(1,709)	(21,313)	-	(23,022)

Net loans	57,274	28,620	721,494	(73,143)	734,245

Investments in subsidiaries:
Bank	133,867	-	-	(133,867)	-
Nonbank	14,904	-	-	(14,904)	-
Other assets	8,363	1,316	192,821	(1,005)	201,495

Total assets	$247,025	33,044	1,231,372	(253,313)	1,258,128

Liabilities and equity
Deposits	$-	-	878,336	(30,394)	847,942
Short-term borrowings	2,412	14,490	86,523	(48,024)	55,401
Accrued expenses and other liabilities	6,819	1,685	62,414	(1,005)	69,913
Long-term debt	99,745	15,240	55,476	(13,478)	156,983
Indebtedness to subsidiaries	11,641	-	-	(11,641)	-

Total liabilities	120,617	31,415	1,082,749	(104,542)	1,130,239

Parent, WFFI, Other and Wells Fargo stockholders’ equity	126,408	1,618	147,153	(148,771)	126,408
Noncontrolling interests	-	11	1,470	-	1,481

Total equity	126,408	1,629	148,623	(148,771)	127,889

Total liabilities and equity	$247,025	33,044	1,231,372	(253,313)	1,258,128

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30,
	2011				2010
(in millions)	Parent	WFFI	Other consolidating subsidiaries/ eliminations	Consolidated Company	Parent	WFFI	Other consolidating subsidiaries/ eliminations	Consolidated Company

Cash flows from operating activities:
Net cash provided by operating activities	$11,636	1,093	25,060	37,789	12,841	1,245	8,714	22,800

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	4,349	618	16,407	21,374	385	681	4,059	5,125
Prepayments and maturities	-	130	33,984	34,114	-	166	33,183	33,349
Purchases	(12,250)	(755)	(71,152)	(84,157)	(119)	(889)	(36,153)	(37,161)
Loans:
Loans originated by banking subsidiaries, net of principal collected	-	(313)	(25,229)	(25,542)	-	(48)	27,407	27,359
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	-	-	5,310	5,310	-	-	5,011	5,011
Purchases (including participations) of loans by banking subsidiaries	-	-	(5,514)	(5,514)	-	-	(1,673)	(1,673)
Principal collected on nonbank entities’ loans	-	7,613	75	7,688	-	8,249	3,457	11,706
Loans originated by nonbank entities	-	(5,668)	-	(5,668)	-	(4,590)	(3,370)	(7,960)
Net repayments from (advances to) subsidiaries	159	90	(249)	-	(2,424)	(693)	3,117	-
Capital notes and term loans made to subsidiaries	(1,340)	-	1,340	-	-	-	-	-
Principal collected on notes/loans made to subsidiaries	3,579	-	(3,579)	-	8,899	-	(8,899)	-
Net decrease (increase) in investment in subsidiaries	(413)	-	413	-	1,344	-	(1,344)	-
Net cash paid for acquisitions	-	-	(245)	(245)	-	-	(23)	(23)
Other, net	21	(13)	863	871	13	13	(10,223)	(10,197)

Net cash provided (used) by investing activities	(5,895)	1,702	(47,576)	(51,769)	8,098	2,889	14,549	25,536

Cash flows from financing activities:
Net change in:
Deposits	-	-	47,486	47,486	-	-	(9,506)	(9,506)
Short-term borrowings	533	1,691	(6,771)	(4,547)	211	2,827	3,584	6,622
Long-term debt:
Proceeds from issuance	4,091	513	3,175	7,779	1,665	-	973	2,638
Repayment	(16,260)	(4,929)	(12,247)	(33,436)	(21,210)	(7,078)	(29,502)	(57,790)
Preferred stock:
Proceeds from issuance	2,501	-	-	2,501	-	-	-	-
Cash dividends paid	(691)	-	-	(691)	(620)	-	-	(620)
Common stock warrants repurchased	(1)	-	-	(1)	(544)	-	-	(544)
Common stock:
Proceeds from issuance	1,014	-	-	1,014	1,050	-	-	1,050
Repurchased	(1,762)	-	-	(1,762)	(71)	-	-	(71)
Cash dividends paid	(1,905)	-	-	(1,905)	(783)	-	-	(783)
Excess tax benefits related to stock option payments	70	-	-	70	79	-	-	79
Net change in noncontrolling interests	-	(11)	(247)	(258)	-	-	(490)	(490)

Net cash provided (used) by financing activities	(12,410)	(2,736)	31,396	16,250	(20,223)	(4,251)	(34,941)	(59,415)

Net change in cash and due from banks	(6,669)	59	8,880	2,270	716	(117)	(11,678)	(11,079)
Cash and due from banks at beginning of period	30,249	366	(14,571)	16,044	27,314	454	(688)	27,080

Cash and due from banks at end of period	$23,580	425	(5,691)	18,314	28,030	337	(12,366)	16,001

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

We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trusts includable in Tier 1 capital were $7.5 billion at September 30, 2011. Since December 31, 2010, we have called $9.2 billion of trust preferred securities, and also issued $2.5 billion in Series I Preferred Stock, replacing certain preferred purchase securities reflected in the amount of Securities issued by the Trusts includable in Tier 1 capital at December 31, 2010. The Series I Preferred Stock was included in preferred stock

(Note 14), as a separate component of Tier 1 capital. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2011, each seller/servicer met these requirements. Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At September 30, 2011, each of these subsidiaries met these requirements.

The following table presents regulatory capital information for Wells Fargo & Company and Wells Fargo Bank, N.A.

	Wells Fargo & Company		Wells Fargo Bank, N.A.		Well-	Minimum
(in billions, except ratios)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	capitalized ratios (1)	capital ratios(1)

Regulatory capital:
Tier 1	$110.7	109.4	92.5	90.2
Total	146.1	147.1	117.9	117.1

Assets:
Risk-weighted	$983.2	980.0	900.9	895.2
Adjusted average (2)	1,235.1	1,189.5	1,089.5	1,057.7

Capital ratios:
Tier 1 capital	11.26%	11.16	10.26	10.07	6.00	4.00
Total capital	14.86	15.01	13.08	13.09	10.00	8.00
Tier 1 leverage (2)	8.97	9.19	8.49	8.52	5.00	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.
(2)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

Glossary of Acronyms

ACL	Allowance for credit losses

ALCO	Asset/Liability Management Committee

ARS	Auction rate security

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ARM	Adjustable-rate mortgage

AVM	Automated valuation model

CD	Certificate of deposit

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation

CLTV	Combined loan-to-value

CPP	Capital Purchase Program

CPR	Constant prepayment rate

CRE	Commercial real estate

DPD	Days past due

ESOP	Employee Stock Ownership Plan

FAS	Statement of Financial Accounting Standards

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Company

FICO	Fair Isaac Corporation (credit rating)

FNMA	Federal National Mortgage Association

FRB	Board of Governors of the Federal Reserve System

GAAP	Generally accepted accounting principles

GNMA	Government National Mortgage Association

GSE	Government-sponsored entity

HAMP	Home Affordability Modification Program

HPI	Home Price Index

HUD	Department of Housing and Urban Development

LHFS	Loans held for sale

LIBOR	London Interbank Offered Rate

LOCOM	Lower of cost or market value

LTV	Loan-to-value

MBS	Mortgage-backed security

MHA	Making Home Affordable programs

MHFS	Mortgages held for sale

MSR	Mortgage servicing right

MTN	Medium-term note

NAV	Net asset value

NPA	Nonperforming asset

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PCI Loans	Purchased credit-impaired loans

PTPP	Pre-tax pre-provision profit

RBC	Risk-based capital

ROA	Wells Fargo net income to average total assets

ROE	Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity

SEC	Securities and Exchange Commission

S&P	Standard & Poor’s

SPE	Special purpose entity

TARP	Troubled Asset Relief Program

TDR	Troubled debt restructuring

VA	Department of Veterans Affairs

VaR	Value-at-risk

VIE	Variable interest entity

WFFCC	Wells Fargo Financial Canada Corporation

WFFI	Wells Fargo Financial, Inc. and its wholly-owned subsidiaries

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this item can be found in Note 11 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.

Item 1A.	Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2011.

	00000000000000000000000000000000	00000000000000000000000000000000	00000000000000000000000000000000
Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be purchased under the authorizations
July	128,489	$ 28.55	165,853,032
August	20,918,095	24.46	144,934,937
September	1,064,445	23.49	143,870,492
Total	22,111,029

(1)	All shares were repurchased under an authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 18, 2011. Unless modified or revoked by the Board, this authorization does not expire.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended September 30, 2011.

	00000000000000000000000000000000	00000000000000000000000000000000	00000000000000000000000000000000

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
July	-	$ -	454,692,072
August	6,350	8.10	454,640,666
September	160,822	8.09	453,340,141
Total	167,172

(1)	Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, authorization does not expire.

Item 6.	Exhibits

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

Dated: November 8, 2011	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010

Including interest on deposits	4.51	3.39	4.19	3.11

Excluding interest on deposits	6.20	4.61	5.73	4.17

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010

Including interest on deposits	3.80	2.98	3.58	2.75

Excluding interest on deposits	4.85	3.83	4.58	3.49

Exhibit Number	Description	Location
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the nine months ended September 30, 2011, and 2010; (ii) Consolidated Balance Sheet at September 30, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Financial Statements.	Filed herewith.