Form 10-K
period 2011-12-31
WELLS FARGO & CO/MN
filed 2012-02-28
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011	Commission File Number 001-2979

WELLS FARGO & COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	No. 41-0449260 (I.R.S. Employer Identification No.)

420 Montgomery Street, San Francisco, California 94163

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: 1-866-878-5865

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3	New York Stock Exchange (“NYSE”)
Depositary Shares, each representing a 1/40th interest in a share of 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L Warrants to purchase shares of Common Stock (expiring October 28, 2018)	NYSE NYSE

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes          No    ✓

At June 30, 2011, the aggregate market value of common stock held by non-affiliates was approximately $147.1 billion, based on a closing price of $28.06. At January 31, 2012, 5,273,240,691 shares of common stock were outstanding.

Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K

1. Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2011 (“2011 Annual Report to Stockholders”)	Part I – Items 1, 1A, 2 and 3; Part II –Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.

2. Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2012 (“2012 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

Additional securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Guarantee of 5.85% Trust Preferred Securities (TRUPS®) of Wells Fargo Capital VII	NYSE

Guarantee of 5.625% Trust Preferred Securities of Wells Fargo Capital VIII	NYSE

Guarantee of 5.625% Trust Originated Preferred Securities (TOPrSSM) of Wells Fargo Capital IX	NYSE

Guarantee of 6.25% Enhanced Trust Preferred Securities (Enhanced TruPS®) of Wells Fargo Capital XI	NYSE

Guarantee of 7.875% Enhanced Trust Preferred Securities (Enhanced TruPS®) of Wells Fargo Capital XII	NYSE

Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	NYSE

Guarantee of 6.375% Trust Preferred Securities of Wachovia Capital Trust IV	NYSE

Guarantee of 6.375% Trust Preferred Securities of Wachovia Capital Trust IX	NYSE

PART I.

ITEM 1.	BUSINESS

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

At December 31, 2011, we had assets of $1.3 trillion, loans of $770 billion, deposits of $920 billion and stockholders’ equity of $140 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2011, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.2 trillion, or 88% of the Company’s assets.

At December 31, 2011, we had 264,200 active, full-time equivalent team members.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free at www.wellsfargo.com/invest_relations/filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). They are also available free on the SEC’s website at www.sec.gov.

DESCRIPTION OF BUSINESS

General

We are a diversified financial services company. We provide retail, commercial and corporate banking services through banking stores and offices, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia and in other countries. We provide other financial services through subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency and brokerage services, computer and data processing services, trust services, investment advisory services, mortgage-backed securities servicing and venture capital investment.

We have three operating segments for management reporting purposes: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The 2011 Annual Report to Stockholders includes financial information and descriptions of these operating segments.

Competition

The financial services industry is highly competitive. Our subsidiaries compete with financial services providers such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, investment banks and mutual fund companies. They also face increased competition from nonbank institutions such as brokerage houses, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.

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

REGULATION AND SUPERVISION

We describe below, and in Notes 3 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2011 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.

Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Risk Factors” section in the 2011 Annual Report to Stockholders for additional information.

General

Parent Bank Holding Company. As a bank holding company, the Parent is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB). The Parent is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company with securities listed on the New York Stock Exchange (NYSE), the Parent is subject to the rules of the NYSE for listed companies.

Subsidiary Banks. Our subsidiary national banks, and their subsidiaries, are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and also by the Federal Deposit Insurance Corporation (FDIC) and the FRB. The foreign branches and representative offices of our subsidiary national banks are subject to regulation and examination by their respective foreign financial regulators as well as by the OCC and the FRB. Foreign subsidiaries of our national bank subsidiaries may be subject to the laws and regulations of the foreign countries in which they conduct business. Our state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments.

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

FRB approval is not generally required for us to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior notice to the FRB may be required, however, if the company to be acquired has total consolidated assets of $10 billion or more. Prior FRB approval is required before we may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) also prohibits our ability to merge, acquire all or substantially all of the assets of, or acquire control of another company if our total resulting consolidated liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies.

Because we are a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. In addition, if the FRB finds that any one of our subsidiary banks is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.

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

Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, the effectiveness of the acquiring institution in combating money laundering activities and the risk to the stability of the United States banking system.

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal bank regulatory agencies have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2011 Annual Report to Stockholders.

In addition to these restrictions on the ability of our subsidiary banks to pay dividends to us, the FRB finalized rules in late December 2011 that require large bank holding companies (BHCs), including Wells Fargo, to submit annual capital plans and to obtain regulatory approval before making capital distributions, such as the payment of dividends. In late 2011 the FRB also proposed additional regulations that would restrict or prohibit our ability to pay dividends upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers.

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

Source of Strength. The FRB has a policy that a BHC is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the BHC may not have the resources to provide the support.

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

Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, will result in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. Although a number of its provisions are effective, many of these provisions require the issuance of rules or other agency guidance which remain open to public comment and are not final. As a result, much of the impact of the Dodd-Frank Act is not yet known, but we anticipate the Dodd-Frank Act will affect most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. At the enterprise level, the FRB recently proposed rules to implement the provisions of the Dodd-Frank Act regarding enhanced supervision and regulation of large BHCs like Wells Fargo and other systemically significant firms. The proposed rules include new risk-based capital requirements and leverage limits, liquidity requirements, counterparty credit exposure limits, risk management requirements, stress testing requirements, debt-to-equity requirements, and early remediation requirements. The FRB published the proposed rules in December 2011. Until the proposed rules are final, we are unable to accurately estimate their impact on the Company, but we expect the final rules will significantly increase our compliance and regulatory requirements.

In addition to proposing rules in 2011 for the enhanced supervision and regulation of large BHCs and other systemically significant firms, federal financial regulators also implemented rules to facilitate the resolution of financial companies. At the end of 2011, the FDIC and FRB finalized regulations requiring large BHCs like Wells Fargo to prepare and periodically revise resolution plans in the event of material distress or failure. The FDIC also finalized rules implementing provisions of the Dodd-Frank Act authorizing it to resolve some financial companies and, under its authority as the agency responsible for insuring deposits with banks, the FDIC implemented rules requiring large banks to prepare resolution plans. The FDIC also implemented rules shifting the basis for calculating FDIC assessments from deposits to assets and imposing a separate risk-based assessment on large banks.

During 2011, the FRB finalized rules implementing other provisions of the Dodd-Frank Act, including for the regulation of interchange fees (the Durbin Amendment) and for the repeal of the prohibition on the payment of interest on business checking accounts. The final rules implementing the Durbin Amendment establish a maximum fee that we may generally receive for electronic debit transactions, and the repeal of the prohibition on payment of interest on business checking accounts required changes to our affected products.

Federal regulatory agencies issued numerous other rulemakings in 2011 to implement various other requirements of the Dodd-Frank Act, but many of these other proposed rules remain open for comment. Agencies have proposed rules establishing a comprehensive framework for the regulation of derivatives, prohibiting banking entities from engaging in proprietary trading or owning interests in or sponsoring hedge funds or private equity funds (the Volcker Rule), and requiring sponsors of asset-backed securities (ABS) to retain an ownership stake in the ABS. Although we have analyzed these and other proposed rules, the absence of final rules and the complexity of some of the proposed rules make it difficult for the Company to estimate the financial, compliance or operational impacts.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (CFPB) to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB has begun exercising supervisory review of banks under its jurisdiction and is expected to focus its rulemaking efforts on a variety of mortgage-related topics, such as the steering of consumers toward certain products, abusive or unfair lending practices, disclosure requirements, mortgage underwriting standards and mortgage servicing standards. Proposed regulations have been issued on several topics, including minimum mortgage underwriting standards; however, the content of final rules and impacts to our businesses are uncertain at this time.

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

During 2011, we redeemed $9.2 billion of our trust preferred securities as a result of a provision of the Dodd-Frank Act known as the Collins Amendment that phases out trust preferred securities from the calculation of Tier 1 capital. We will be required to phase existing trust preferred securities out of Tier 1 capital over three years beginning January 1, 2013. We expect proposed rules implementing the Collins Amendment to provide additional clarity regarding the timing of the phase out.

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

In June 2004, the Basel Committee on Bank Supervision (BCBS) published new international guidelines for determining regulatory capital that are designed to be more risk sensitive than the existing framework and to promote enhanced risk management practices among large, internationally active banking organizations. The United States federal bank regulatory agencies each approved a final rule similar to the international guidelines in November 2007. This advanced capital adequacy framework is known as “Basel II,” and is intended to more closely align regulatory capital requirements with actual risks. Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. Embodied within these pillars are aspects of risk strategy, measurement and management that relate to credit risk, market risk, and operational risk. Banking organizations are required to enhance the measurement and management of those risks through the use of advanced approaches for calculating risk-based capital requirements. Basel II includes safeguards that include a requirement that banking organizations conduct a parallel run over a period of four consecutive calendar quarters for measuring regulatory capital under the new regulatory capital rules and the existing general risk-based capital rules before solely operating under the Basel II framework; a requirement that an institution satisfactorily complete a series of transitional periods before operating under Basel II without floors; and a commitment by the federal bank regulatory agencies to conduct ongoing analysis of the framework to ensure Basel II is working as intended. However, the federal bank regulators adopted a final rule in 2011 to replace the transitional floors in the advanced approaches with a permanent capital floor equal to the risk-based capital requirements under the Basel I capital adequacy guidelines. Wells Fargo is implementing the advanced approach under Basel II, and has established a project management infrastructure to implement the regulations and enter the parallel run in 2012 with regulatory approval. Our delayed entry into the parallel run phase was approved by the FRB in 2010 as a result of our acquisition of Wachovia.

In addition, the federal bank regulatory agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdiction. These guidelines provide for a minimum leverage ratio of 3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Institutions not meeting these criteria are required to maintain a leverage ratio of 4%. Our Tier 1 and total risk-based capital ratios and leverage ratio as of December 31, 2011, are included in Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2011 Annual Report to Stockholders. At December 31, 2011, the Company and each of its subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines.

In December 2010, the BCBS finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed in response to the financial crisis of 2008 and 2009 and address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. Basel III fundamentals:

•	raise the quality of capital for banks to be better able to absorb losses on both a going concern and gone concern basis;
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

The U.S. regulatory bodies are reviewing the final international standards and final U.S. rulemaking is expected to be completed in 2012.

The BCBS proposed additional Tier 1 common equity surcharge requirements for global systemically important banks (G-SIBs). The surcharge ranges from 1.0% to 3.5% depending on the bank’s systemic importance to be determined under an indicator-based approach that would consider five broad categories: cross-jurisdictional activity, size, inter-connectedness, substitutability/financial institution infrastructure and complexity. These additional capital requirements, which would be phased in beginning in January 2016 and become fully effective on January 1, 2019, would be in addition to the minimum Basel III 7.0% Tier 1 common equity requirement finalized in December 2010. The Financial Stability Board has determined that the Company is one of the initial 29 G-SIBs that would be subject to the surcharge, but has not yet determined the surcharge amount for us and the other banks.

In December 2011, the FRB issued proposed rules requiring large BHCs like Wells Fargo to submit annual capital plans demonstrating their ability to maintain capital above existing minimum regulatory capital ratios and above a Tier 1 common ratio of 5% under both expected and stressed conditions over at least a nine-quarter period. The proposed rule did not include Basel III capital requirements or a surcharge for G-SIBs. The FRB, however, did indicate it is continuing to implement Basel III capital reforms and expects to adopt rules in 2014 that will implement a G-SIB surcharge consistent with the BCBS approach.

Although uncertainty exists regarding final capital rules, including the FRB’s approach to capital requirements, we evaluate the impact of Basel III on our capital ratios based on our interpretation of the proposed capital requirements and we estimate that our Tier 1 common equity ratio under the Basel III proposal exceeded the fully phased-in minimum of 7.0% by 50 basis points at the end of 2011. This estimate is subject to change depending on final promulgation of Basel III capital rulemaking and interpretations thereof by regulatory authorities.

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

Capital Planning

In connection with its increased focus on the adequacy of regulatory capital and risk management for large financial firms, the FRB required large banks to submit a capital plan in early 2011 as part of its Comprehensive Capital Analysis and Review (CCAR). Following submission of our capital plan on January 7, 2011, the FRB notified us on March 18, 2011, that it did not object to our 2011 capital plan. Since that notification, the Company took several capital actions in 2011, including increasing the quarterly common stock dividend to $0.12 a share, repurchasing $2.4 billion of our common stock, and redeeming $9.2 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the proposed Basel III capital standards.

In late 2011, the FRB finalized rules to require large BHCs to submit capital plans annually and to obtain regulatory approval before making capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions.

Under the FRB’s new capital plan rule, 2012 CCAR will include a BHC’s comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB relied upon to conduct the 2011 CCAR. As part of the 2012 CCAR, the FRB will also generate a supervisory stress test driven by a sharp decline in the economy and significant decline in asset pricing using the information provided by the BHC to estimate performance. The FRB has indicated it will publish its estimates of performance under this scenario on a BHC-specific basis. We submitted our board-approved 2012 capital plan to the FRB on January 6, 2012. We expect the FRB’s response to our submission in March 2012.

Deposit Insurance Assessments

Our bank subsidiaries, including Wells Fargo Bank, N.A., are members of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of our banks up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the FDIR Act). The FDIR Act established a range of 1.15% to 1.50% within which the FDIC board of directors may set the Designated Reserve Ratio (reserve ratio or DRR). The FDIR Act also granted the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DRR to 1.35% and removed the upper limit of the range. In October 2010, the FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At the same time, the FDIC Board proposed a comprehensive, long-range plan for DIF management. In December 2010, as part of the comprehensive plan, the FDIC Board adopted a final rule to set the DRR at 2%, and in February 2011, the FDIC Board approved the remainder of the comprehensive plan. The Restoration Plan eliminated a 3 basis point increase in the annual assessment rates that was to take effect January 1, 2011.

In 2009, the FDIC undertook several measures in an effort to replenish the DIF. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set new initial base assessment rates beginning April 1, 2009. Rates ranged from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate could have lowered the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raised the rate to 77.5 cents per $100 for depository institutions posing the most risk to the DIF. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution’s assessment base for the second quarter 2009. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for fourth quarter 2009, and all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used the institution’s assessment rate in effect on September 30, 2009. The combined prepayment amount for our banking subsidiaries was $3.9 billion, of which $1.4 billion remains available to offset future assessments.

On February 7, 2011, the FDIC Board approved a final rule on assessments, dividends, assessment base and large bank pricing that took effect on April 1, 2011. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate. Generally, the assessment base is an institution’s average consolidated total assets minus average tangible equity. For large and highly complex institutions (those that are very large and are structurally and operationally complex or that pose unique challenges and risks in the case of failure), the assessment rate is determined by combining supervisory ratings and certain financial measures into scorecards. The score received by an institution will be converted into an assessment rate for the institution. The FDIC retains the ability to adjust the total score of large and highly complex institutions based upon quantitative or qualitative measures not adequately captured in the scorecards.

All FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.00 to 1.02 cents per $100 of assessable deposits during the first nine months of 2011. To coincide with Dodd-Frank Act mandated changes to the insurance assessment base, the FDIC established lower FICO assessment rates, .68 cents per $100 of assessment base for the fourth quarter of 2011 and .66 cents per $100 of assessment base for first quarter 2012. For the year ended December 31, 2011, the Company’s FDIC deposit insurance assessments, including FICO assessments, totaled $1.3 billion.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations established membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting.

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

Future Legislation or Regulation

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have continued their increased focus on regulation of the financial services industry. Proposals that further increase regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress in state legislatures and abroad. Only a small percentage of the regulations authorized or required under the Dodd-Frank Act have been proposed or finalized by federal regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. Such legislation and regulations could increase our cost of doing business, affect our compensation structure, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act but that have not yet been proposed or finalized.

ADDITIONAL INFORMATION

Additional information in response to this Item 1 can be found in the 2011 Annual Report to Stockholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS

Information in response to this Item 1A can be found in this report on pages 2-8 and in the 2011 Annual Report to Stockholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

	City	State
We own our corporate headquarters building in:	San Francisco	California

We own administrative facilities in:	Anchorage	Alaska
	Chandler	Arizona
	Phoenix	Arizona
	Tempe	Arizona
	El Monte	California
	Fremont	California
	Irvine	California
	San Francisco	California
	Walnut Creek	California
	Boise	Idaho
	Clive	Iowa
	Des Moines	Iowa
	Minneapolis	Minnesota
	Shoreview	Minnesota
	St. Louis	Missouri
	Billings	Montana
	Omaha	Nebraska
	Albuquerque	New Mexico
	Summit	New Jersey
	Charlotte	North Carolina
	Raleigh	North Carolina
	Portland	Oregon
	Sioux Falls	South Dakota
	Salt Lake City	Utah
	Glen Allen	Virginia

We own operations/servicing centers in:	Birmingham	Alabama
	Homewood	Alabama
	San Leandro	California
	Springfield	Illinois
	West Des Moines	Iowa
	Minneapolis	Minnesota
	St. Louis	Missouri
	Charlotte	North Carolina
	Winston-Salem	North Carolina
	Sioux Falls	South Dakota
	San Antonio	Texas

State
We lease office space for various administrative departments in major locations in:	Arizona	New Jersey
	California	New York
	Colorado	North Carolina
	Delaware	North Dakota
	Florida	Oregon
	Georgia	Pennsylvania
	Illinois	South Carolina
	Iowa	South Dakota
	Kansas	Texas
	Maryland	Virginia
	Massachusetts	Washington
	Minnesota	Wisconsin
	Missouri	Ontario, Canada
	Nevada	Puerto Rico

We lease office space for various operations/ servicing centers in:	California	Oregon
	Florida	Pennsylvania
	Georgia	Virginia
North Carolina

	City	State
We are a joint venture partner in an office building in:	Minneapolis	Minnesota

Country
We lease office space for international operations in:	Argentina	Italy
	Australia	Japan
	Bangladesh	Malaysia
	Brazil	Mexico
	Cayman Islands	Philippines
	Chile	Russia
	China	Singapore
	Colombia	South Africa
	Dominican Republic	South Korea
	Ecuador	Spain
	Egypt	Taiwan
	France	Thailand
	Germany	Turkey
	India	United Arab Emirates
	Indonesia	United Kingdom
	Ireland	Vietnam

As of December 31, 2011, we provided banking, insurance, investments, mortgage and consumer and commercial finance from more than 9,000 domestic stores under ownership and lease agreements.

ADDITIONAL INFORMATION

Additional information in response to this Item 2 can be found in the 2011 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other Assets).” That information is incorporated into this item by reference.

ITEM 3.	LEGAL PROCEEDINGS

Information in response to this Item 3 can be found in the 2011 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 15 (Legal Actions).” That information is incorporated into this item by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Company’s executive officers is included in Item 10 of this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is listed on the NYSE (symbol “WFC”). The Quarterly Financial Data table of the 2011 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2011, and is incorporated herein by reference. Prices shown represent the daily high and low, and the quarter-end sale prices of the Company’s common stock as reported on the NYSE Composite Transaction Reporting System for the periods indicated. At January 31, 2012, there were 200,518 holders of record of the Company’s common stock.

DIVIDENDS

The dividend restrictions discussions on page 3 of this report and in the 2011 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” are incorporated into this item by reference.

REPURCHASES OF EQUITY SECURITIES

In September 2008, our Board of Directors authorized the repurchase of 25 million shares of our common stock and in March 2011, our Board of Directors authorized the repurchase of an additional 200 million shares of our common stock. The authorization covered shares repurchased to meet team member benefit plan requirements. The Company maintains a variety of retirement plans for its team members and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate team member preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.

The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. In June 2010, our Board of Directors also authorized the repurchase of up to $1 billion of warrants to purchase our common stock. The warrants are listed on the NYSE under the symbol “WFCWS.” The amount and timing of warrant repurchases will be based on various factors including market conditions. See the “Capital Management” section in the 2011 Annual Report to Stockholders for additional information about our common stock and warrant repurchases.

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2011.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be purchased under the authorizations
October	2,098,981	$24.92	141,771,511
November (2)	21,981,056	24.41	119,790,455
December	2,497,232	26.45	117,293,223

Total	26,577,269

(1)	All shares were repurchased under an authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 18, 2011. Unless modified or revoked by the Board, this authorization does not expire.
(2)	Includes 6,252,840 shares at a weighted-average price paid per share of $23.99 repurchased in a private transaction.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended December 31, 2011.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
October	13,900	$8.24	453,225,607
November	83,900	8.08	452,547,853
December	–	–	452,547,853

Total	97,800

(1)	Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, this authorization does not expire.

ITEM 6.	SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the 2011 Annual Report to Stockholders under “Financial Review” in Table 1. That information is incorporated into this item by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item 7 can be found in the 2011 Annual Report to Stockholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item 7A can be found in the 2011 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this Item 8 can be found in the 2011 Annual Report to Stockholders under “Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Information in response to this Item 9A can be found in the 2011 Annual Report to Stockholders under “Controls and Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

Patricia R. Callahan (age 58)

Senior Executive Vice President and Chief Administrative Officer since February 2011;

Executive Vice President (Office of Transition) from January 2009 to February 2011;

Executive Vice President (Social Responsibility Group) from June 2008 to December 2008;

Executive Vice President (Compliance and Risk) from June 2005 to September 2007.

Ms. Callahan has served with the Company or its predecessors for 34 years.

David M. Carroll (age 54)

Senior Executive Vice President (Wealth, Brokerage and Retirement Services) since January 2009;

Senior Executive Vice President of Wachovia Corporation from September 2001 to January 2009.

Mr. Carroll has served with the Company or its predecessors for 30 years.

Michael J. Heid (age 54)

Executive Vice President (and President of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.) since July 2011;

Co-President of Wells Fargo Home Mortgage from May 2004 to July 2011.

Mr. Heid has served with the Company or its predecessors for 24 years.

David A. Hoyt (age 56)

Senior Executive Vice President (Wholesale Banking) since August 2005.

Mr. Hoyt has served with the Company or its predecessors for 30 years.

Richard D. Levy (age 54)

Executive Vice President and Controller since February 2007;

Senior Vice President and Controller from September 2002 to February 2007.

Mr. Levy has served with the Company for 9 years.

Michael J. Loughlin (age 56)

Senior Executive Vice President and Chief Risk Officer since July 2011;

Executive Vice President and Chief Risk Officer from November 2010 to July 2011;

Executive Vice President and Chief Credit and Risk Officer from April 2006 to November 2010.

Mr. Loughlin has served with the Company or its predecessors for 30 years.

Avid Modjtabai (age 50)

Senior Executive Vice President (Consumer Lending) since July 2011;

Executive Vice President and Chief Information Officer from April 2007 to July 2011;

Executive Vice President (Human Resources) from June 2005 to April 2007.

Ms. Modjtabai has served with the Company or its predecessors for 18 years.

Kevin A. Rhein (age 58)

Senior Executive Vice President and Chief Information Officer since July 2011;

Executive Vice President (Card Services and Consumer Lending) from January 2009 to July 2011;

Executive Vice President (Card Services) of Wells Fargo Bank, N.A. from February 2004 to January 2009.

Mr. Rhein has served with the Company or its predecessors for 33 years.

Timothy J. Sloan (age 51)

Senior Executive Vice President and Chief Financial Officer since February 2011;

Senior Executive Vice President and Chief Administrative Officer from September 2010 to February 2011;

Executive Vice President (Commercial Banking, Real Estate and Specialized Financial Services) of Wells Fargo Bank, N.A. from June 2006 to September 2010.

Mr. Sloan has served with the Company or its predecessors for 24 years.

James M. Strother (age 60)

Senior Executive Vice President and General Counsel since July 2011;

Executive Vice President and General Counsel from January 2004 to July 2011.

Mr. Strother has served with the Company or its predecessors for 25 years.

John G. Stumpf (age 58)

Chairman, President and Chief Executive Officer since January 2010;

President and Chief Executive Officer from June 2007 to January 2010;

President and Chief Operating Officer from August 2005 to June 2007.

Mr. Stumpf has served with the Company or its predecessors for 30 years.

Carrie L. Tolstedt (age 52)

Senior Executive Vice President (Community Banking) since June 2007;

Group Executive Vice President (Regional Banking) from July 2002 to June 2007.

Ms. Tolstedt has served with the Company or its predecessors for 22 years.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION

The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has six members: John D. Baker II, Enrique Hernandez, Jr., Nicholas G. Moore (Chair), Federico F. Peña, Philip J. Quigley and Susan G. Swenson. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit and Examination Committee is financially literate, as required by NYSE rules, and that each qualifies as an “audit committee financial expert” as defined by SEC regulations.

CODE OF ETHICS AND BUSINESS CONDUCT

The Company’s Code of Ethics and Business Conduct for team members (including executive officers), Director Code of Ethics, the Company’s corporate governance guidelines, and the charters for the Audit and Examination, Governance and Nominating, Human Resources, Corporate Responsibility, Credit, Finance, and Risk Committees are available at www.wellsfargo.com/about/corporate/corporate_governance. This information is also available in print to any stockholder upon written request to the Office of the Secretary, Wells Fargo & Company, MAC N9305-173, Wells Fargo Center, Sixth and Marquette, Minneapolis, Minnesota 55479.

ADDITIONAL INFORMATION

Additional information in response to this Item 10 can be found in the Company’s 2012 Proxy Statement under “Ownership of Our Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance” and “Item 1 – Election of Directors – Director Nominees for Election” and “–Other Matters Relating to Directors.” That information is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item 11 can be found in the Company’s 2012 Proxy Statement under “Item 1 – Election of Directors – Compensation Committee Interlocks and Insider Participation” and “–Director Compensation,” under “Corporate Governance – Risk Management and Compensation Practices,” under “Information About Related Persons – Related Person Transactions,” and under “Item 2 – Executive Compensation and Advisory Resolution (Say-on-Pay)” excluding “–Advisory Resolution Regarding Named Executives’ Compensation.” That information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans in effect on December 31, 2011, separately aggregated for plans approved by stockholders and for plans not approved by stockholders. A description of the material features of each equity compensation plan not approved by stockholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2011, unless otherwise indicated.

Equity Compensation Plan Information (1)

	(a)		(b)	(c)
Plan category	# of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (2)	# of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	292,558,671	(3)	$27.68	157,624,092	(4)
Equity compensation plans not approved by security holders	39,586,149	(5)	94.78	3,655,193	(6)

Total	332,144,820		35.74	161,279,285

(1)	The table above does not include information about equity compensation plans assumed in mergers that we froze at the time of the merger. Under these assumed plans a total of 6,646,893 shares of common stock were issuable upon exercise of options and 23,438 shares upon distribution of vested but deferred share-based awards. The weighted average exercise price per share of our common stock of the outstanding options was $121.58. We assumed the amended and restated Wachovia Corporation 2003 Stock Incentive Plan (2003 SIP) in the Wachovia merger and in February 2009 used substantially all remaining available shares for stock option grants to legacy Wachovia team members. Information for the 2003 SIP is included in the table above under the plan category for equity compensation plans not approved by security holders. No awards have been granted since February 2009, and no future awards will be granted under the 2003 SIP.
(2)	Does not reflect restricted share rights (RSRs), restricted share units (RSUs), or restricted share awards (RSAs) or deferred compensation benefits because they have no exercise price.
(3)	For the Long-Term Incentive Compensation Plan (LTICP), consists of 239,355,639 shares subject to options, 3,678 shares subject to RSAs, 38,680,011 shares subject to unvested RSRs, 84,356 shares issuable upon distribution of vested but deferred RSRs, and a maximum of 9,095,943 performance shares. For the Supplemental 401(k) Plan, consists of 4,051,318 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 721,432 shares subject to options, 208,062 shares issuable upon distribution of vested but deferred stock awards, and 358,232 shares issuable upon distribution of deferred compensation benefits.
(4)	We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. Each share of common stock issued under the LTICP pursuant to awards other than options or SARs counts as two shares. Effective January 24, 2012, the Board authorized an additional 500,000 shares of common stock for issuance under the Directors Plan for compensation deferrals only.

Plan	# of shares	Award types
LTICP	157,072,090	Stock options, stock, SARs, restricted stock, RSRs, performance shares, performance units
Supplemental 401(k) Plan	351,752	Deferral distribution
Directors Plan	200,250	Stock options, deferral distribution

(5)	For the 2003 SIP, consists of 25,296,071 shares subject to options and 596,440 shares subject to RSAs. For the PartnerShares Stock Option Plan (PartnerShares), consists of 7,477,472 shares subject to options. For the other plans, consists of 6,216,166 shares of common stock issuable upon distribution of deferred compensation benefits.
(6)	We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. No information is provided for the 2003 SIP, PartnerShares Plan, the Norwest Corporation Directors’ Formula Stock Award Plan and the Norwest Corporation Directors’ Stock Deferral Plan because no future awards or deferrals will be made under these plans and because column (a) reflects all shares issuable under those plans upon exercise or distribution of outstanding awards or deferred compensation benefits.

Plan	# of shares	Award types
Deferred Compensation Plan	3,314,646	Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent Contractors	340,547	Deferral distribution

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

At December 31, 2011, only options and stock awards in the form of RSAs were outstanding under the 2003 SIP. The options generally expire on the tenth anniversary of the grant date and vest ratably over a three-year period from the grant date. The option price is payable to us in full by methods the Board’s Human Resources Committee (HRC) designates, including, but not limited to, in cash or its equivalent, by tendering or withholding shares of our common stock having a fair market value at the time of exercise equal to the total option price, or by a combination of the foregoing. Unless the HRC determines otherwise or except as prohibited by applicable law, options may also be exercised by a “cashless exercise” where the participant gives irrevocable instructions to a broker to promptly deliver to us the amount of sale proceeds from the shares covered by the option exercised, together with any withholding taxes due to the Company. The proceeds from any cash payments upon option exercise are added to our general funds and used for general corporate purposes. The outstanding RSAs vest upon the achievement of the specified performance criteria. Prior to vesting, the holders of RSAs may exercise full voting rights with respect to those shares and are entitled to receive all dividends and other distributions paid with respect to those shares. Each participant’s award agreement will state the extent, if any, to which the participant may receive unvested stock awards following termination of employment.

PartnerShares Plan. We used the PartnerShares Stock Option Plan (PartnerShares) from 1996-2002 primarily for equity awards to team members not eligible for grants under the LTICP. The plan was in effect at December 31, 2011, only as to the issuance of common stock upon exercise of outstanding options. No future awards may be granted under the PartnerShares Plan.

Options under the PartnerShares Plan are exercisable at the closing share price of our common stock as of the trading day immediately before the grant date. All options granted under the plan were vested at December 31, 2011. Options are exercisable for ten years from the grant date or one year from the participant’s death, whichever occurs first. If a participant leaves the Company other than because of death, permanent disability or discharge for cause, the option terminates immediately or three months after termination, as specified in the grant terms. If a participant is discharged for cause, the option terminates immediately. Participants can pay the exercise price in cash or by cashless exercise through a broker.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 12 can be found in the Company’s 2012 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers” and “–Principal Stockholders.” That information is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item 13 can be found in the Company’s 2012 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this Item 14 can be found in the Company’s 2012 Proxy Statement under “Item 3 – Appointment of Independent Auditors – KPMG Fees” and “–Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2011 Annual Report to Stockholders, and are incorporated into this item by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.

WELLS FARGO & COMPANY

By:	/s/ JOHN G. STUMPF
John G. Stumpf Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN G. STUMPF
John G. Stumpf Chairman, President and Chief Executive Officer (Principal Executive Officer) February 28, 2012

By:	/s/ TIMOTHY J. SLOAN
Timothy J. Sloan Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer) February 28, 2012

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer) February 28, 2012

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Nicholas G. Moore to sign this document on their behalf.

John D. Baker II

Elaine L. Chao

John S. Chen

Lloyd H. Dean

Susan E. Engel

Enrique Hernandez, Jr.

Mackey J. McDonald

Cynthia H. Milligan

Nicholas G. Moore

Federico F. Peña

Philip J. Quigley

Judith M. Runstad

Stephen W. Sanger

John G. Stumpf

Susan G. Swenson

By:	/s/ NICHOLAS G. MOORE
Nicholas G. Moore Director and Attorney-in-fact February 28, 2012

EXHIBIT INDEX

Exhibit Number	Description	Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)*	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Forms of Performance Share Award Agreement:

	For grants on or after February 28, 2012;	Filed herewith.

	For grants on February 22, 2011; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

	For grants to John G. Stumpf, Howard I. Atkins, David M. Carroll, David A. Hoyt, Mark C. Oman and Carrie L. Tolstedt on June 22, 2010.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed June 25, 2010.

	Form of Retention Performance Share Award Agreement for grants to John G. Stumpf, Howard I. Atkins, David A. Hoyt, Mark C. Oman and Carrie L. Tolstedt on December 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed December 31, 2009.

	Forms of Award Agreement for grants of stock awards to John G. Stumpf, Howard I. Atkins, David A. Hoyt and Mark C. Oman.	Incorporated by reference to Exhibits 10(a), 10(b), 10(c) and 10(d) to the Company’s Current Report on Form 8-K filed August 6, 2009.

Forms of Restricted Share Rights Award Agreement.

	For grants on or after February 28, 2012, including grants to John G. Stumpf, Timothy J. Sloan, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt;	Filed herewith.

	For grants on February 22, 2011, including grants to John G. Stumpf, Howard I. Atkins, David M. Carroll, David A. Hoyt, Mark C. Oman, Timothy J. Sloan and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

	For grants prior to February 22, 2011, including grants to John G. Stumpf, Howard I. Atkins, David M. Carroll, David A. Hoyt, Mark C. Oman, Timothy J. Sloan and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

	For grant to David M. Carroll on December 24, 2009;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

	For grant to John G. Stumpf on August 3, 2009; and	Incorporated by reference to Exhibit 10(e) to the Company’s Current Report on Form 8-K filed August 6, 2009.

	For grants to Howard I. Atkins, David A. Hoyt, Mark C. Oman and Carrie L. Tolstedt on February 24, 2009, as amended on November 16, 2010.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed February 27, 2009, and Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

*	Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location

	Form of Non-Qualified Stock Option Agreement, including grants to John G. Stumpf, Howard I. Atkins, David M. Carroll, David A. Hoyt, Mark C. Oman, Timothy J. Sloan and Carrie L. Tolstedt.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(b)*	Long-Term Incentive Plan.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994.

10(c)*	Wells Fargo Bonus Plan, as amended effective January 1, 2011.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10(d)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 5, 2008.

10(e)*	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(f)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Filed herewith.

	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(g)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description	Location

10(h)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(i)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(j)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(k)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.

10(l)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.

10(m)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10(n)*	Agreement, dated July 11, 2001, between the Company and Howard I. Atkins.	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10(o)*	Agreement between the Company and Mark C. Oman, dated May 7, 1999.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

	Amendment No. 1 to Agreement between the Company and Mark C. Oman, effective December 29, 2008.	Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(p)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(q)	PartnerShares Stock Option Plan.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Amendment to PartnerShares Stock Option Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Exhibit Number	Description	Location

	Amendment to PartnerShares Stock Option Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	Amendment to PartnerShares Stock Option Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

	Amendment to PartnerShares Stock Option Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(r)	Non-Qualified Deferred Compensation Plan for Independent Contractors.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Amendment to Non-Qualified Deferred Compensation Plan for Independent Contractors, effective January 1, 2009.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(s)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(t)*	Description of Non-Employee Director Equity Compensation Program.	Filed herewith.

10(u)*	Employment Agreement, dated December 30, 2008, between the Company and David M. Carroll.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(v)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

	Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(w)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(x)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.

10(y)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(z)*	Wachovia Corporation 1998 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit (10)(j) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

10(aa)*	Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(m) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Amendment No. 1 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 22, 2005.

	Amendment No. 2 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(h) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(bb)*	Wachovia Corporation 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description	Location

10(cc)*	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(dd)*	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.

	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(ee)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(ff)*	Form of stock award agreement for Executive Officers of Wachovia Corporation, including David M. Carroll.	Incorporated by reference to Exhibit (10)(ss) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(gg)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.

	Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Year ended December 31,
	2011	2010	2009	2008	2007

Including interest on deposits	4.32	3.21	2.68	1.33	1.81
Excluding interest on deposits	5.92	4.32	3.64	1.60	2.85

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Year ended December 31,
	2011	2010	2009	2008	2007

Including interest on deposits	3.67	2.84	1.69	1.28	1.81
Excluding interest on deposits	4.69	3.61	1.90	1.50	2.85

Exhibit Number	Description	Location

13	2011 Annual Report to Stockholders.	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Filed herewith.

101.Ins	XBRL Instance Document	Filed herewith.

101.Sch	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.Def	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.

101.Lab	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.