Form 10-Q
period 2012-03-31
WELLS FARGO & COMPANY/MN
filed 2012-05-08
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐            No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding April 30, 2012
Common stock, $1-2/3 par value	5,313,919,450

FORM 10-Q

CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data

	Quarter ended			% Change Mar. 31, 2012 from
($ in millions, except per share amounts)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2011	Dec. 31, 2011	Mar. 31, 2011

For the Period
Wells Fargo net income	$4,248	4,107	3,759	3%	13
Wells Fargo net income applicable to common stock	4,022	3,888	3,570	3	13
Diluted earnings per common share	0.75	0.73	0.67	3	12
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.31%	1.25	1.23	5	7
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	12.14	11.97	11.98	1	1
Efficiency ratio (1)	60.1	60.7	62.6	(1)	(4)
Total revenue	$21,636	20,605	20,329	5	6
Pre-tax pre-provision profit (PTPP) (2)	8,643	8,097	7,596	7	14
Dividends declared per common share	0.22	0.12	0.12	83	83
Average common shares outstanding	5,282.6	5,271.9	5,278.8	-	-
Diluted average common shares outstanding	5,337.8	5,317.6	5,333.1	-	-
Average loans	$768,582	768,563	754,077	-	2
Average assets	1,302,921	1,306,728	1,241,176	-	5
Average core deposits (3)	870,516	864,928	796,826	1	9
Average retail core deposits (4)	616,569	606,810	584,100	2	6
Net interest margin	3.91%	3.89	4.05	1	(3)
At Period End
Securities available for sale	$230,266	222,613	167,906	3	37
Loans	766,521	769,631	751,155	-	2
Allowance for loan losses	18,852	19,372	21,983	(3)	(14)
Goodwill	25,140	25,115	24,777	-	1
Assets	1,333,799	1,313,867	1,244,666	2	7
Core deposits (3)	888,711	872,629	795,038	2	12
Wells Fargo stockholders’ equity	145,516	140,241	133,471	4	9
Total equity	146,849	141,687	134,943	4	9
Tier 1 capital (5)	117,444	113,952	110,761	3	6
Total capital (5)	150,788	148,469	147,311	2	2
Capital ratios:
Total equity to assets	11.01%	10.78	10.84	2	2
Risk-based capital (5):
Tier 1 capital	11.78	11.33	11.50	4	2
Total capital	15.13	14.76	15.30	3	(1)
Tier 1 leverage (5)	9.35	9.03	9.27	4	1
Tier 1 common equity (6)	9.98	9.46	8.93	5	12
Common shares outstanding	5,301.5	5,262.6	5,300.9	1	-
Book value per common share	$25.45	24.64	23.18	3	10
Common stock price:
High	34.59	27.97	34.25	24	1
Low	27.94	22.61	29.82	24	(6)
Period end	34.14	27.56	31.71	24	8
Team members (active, full-time equivalent)	264,900	264,200	270,200	-	(2)

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 20 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(6)	See the “Capital Management” section in this Report for additional information.

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

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

Financial Review

Overview

Wells Fargo & Company is a diversified financial services company with $1.3 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage services and consumer and commercial finance through more than 9,000 stores, 12,000 ATMs, the internet and other distribution channels to individuals, businesses and institutions across North America and internationally. With approximately 265,000 active, full-time equivalent team members, we serve one in three households in America and ranked No. 23 on Fortune’s 2011 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at March 31, 2012.

Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of our products our customers utilize and to offer them all of the financial products that fulfill their needs. Our cross-sell strategy, diversified business model and the breadth of our geographic reach facilitate growth in both strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us, gain new customers in our extended markets, and increase market share in many businesses. Our retail bank household cross-sell increased each quarter during 2011 and in February 2012 was 5.98 products per household, up from 5.76 in February 2011. We believe there is more opportunity for cross-sell as we continue to earn more business from our customers. Our goal is eight products per customer, which is approximately half of our estimate of potential demand for an average U.S. household. Currently, one of every four of our retail banking households has eight or more products.

Our pursuit of growth and earnings performance is influenced by our belief that it is important to maintain a well controlled operating environment. We manage our credit risk by establishing what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our loan portfolio. We manage the interest rate and market risks inherent in our asset and liability balances within established ranges, while ensuring adequate liquidity and funding. We maintain strong capital levels to facilitate future growth.

Expense management is also important to us, but our efforts are intended to not adversely affect revenue. Our current company-wide expense management initiative, which we publicly announced with our second quarter 2011 results, is focused on removing unnecessary complexity and eliminating duplication as a way to improve our customers’ experience and the work process of our team members. With this initiative and the completion of Wachovia merger integration activities, we are targeting fourth quarter 2012 noninterest expense to be approximately $11.25 billion. We initially stated a target of $11 billion for fourth quarter 2012 noninterest expense, but have increased our target to reflect higher than originally assumed revenue growth, a driver of noninterest expense, as a result of higher mortgage banking and acquisition-related revenues. First quarter 2012 noninterest expense remained elevated as expected because of seasonally higher personnel expenses and our final quarter of Wachovia integration expenses, partially offset by continued gains from efficiency and cost save initiatives. We expect noninterest expense to decline $500 million to $700 million in second quarter 2012, driven by the elimination of merger integration expenses and lower personnel-related expenses and we expect expenses to continue to decline over the remainder of the year, driven by lower mortgage volume-related costs, personnel expense including lower severance-related costs, and lower legal costs. However, we will continue to invest in our businesses and add team members where appropriate.

Financial Performance

We reported strong financial results in first quarter 2012. Wells Fargo net income was $4.2 billion and diluted earnings per common share were $0.75, up 13% and 12%, respectively, from the prior year. First quarter 2012 was our ninth consecutive quarter of earnings per share growth. Total revenue was $21.6 billion in first quarter 2012, up 6% from the prior year. We experienced improved credit quality with lower net charge-offs and improved delinquency trends. Our return on assets of 1.31%

Overview (continued)

was up 8 basis points from the prior year and our return on equity of 12.14% was up 16 basis points. Noninterest expense of $13.0 billion was elevated as expected and up 2% from first quarter 2011, but our efficiency ratio of 60.1% improved by 250 basis points from a year ago.

Our net income growth from first quarter 2011 was primarily driven by higher noninterest income and net interest income and a lower provision for credit losses, all of which more than offset higher noninterest expense and income taxes.

On a year-over-year basis, revenue was up 6% in first quarter 2012, predominantly reflecting increased mortgage banking net gains on mortgage loan origination/sales activities due to the continued low interest rate environment which contributed to higher loan applications and higher margins. As a result of increased mortgage loan applications our unclosed mortgage loan pipeline of $79 billion was up $7 billion from December 31, 2011.

Our balance sheet continued to strengthen in first quarter 2012 with solid core loan and deposit growth. Our non-strategic/liquidating loan portfolios decreased $4.1 billion during the quarter and, excluding the planned runoff of these loans, our core loan portfolios increased $984 million. Included in our core loan growth was $858 million of commercial asset-based loans acquired during the quarter from the Bank of Ireland in connection with our acquisition of Burdale Financial Holdings Limited (Burdale) and the portfolio of Burdale Capital Finance Inc. In first quarter 2012, we announced the acquisition of BNP Paribas’s North American energy lending business, which closed in April 2012 and included approximately $3.5 billion of loans outstanding. Our securities portfolios grew $7.7 billion during the quarter as we continued to deploy cash into longer-term investments and benefited from strong deposit growth, with deposit balances up $10.2 billion. Our average core deposits were up $5.6 billion from fourth quarter 2011 and up $73.7 billion, or 9%, from a year ago. We have grown deposits while reducing our deposit costs for six consecutive quarters.

Credit Quality

Most of our key credit quality indicators continued to improve during the first quarter of 2012. Net charge-offs of $2.4 billion were 1.25% (annualized) of average loans, down 48 basis points from a year ago and was our lowest charge-off rate since 2007. Loans 90 days or more past due and still accruing (excluding government insured/guaranteed loans) decreased to $1.6 billion from $2.0 billion at December 31, 2011. Nonperforming assets increased by $678 million to $26.6 billion at March 31, 2012, from $26.0 billion at December 31, 2011. This increase, however, was entirely due to reclassifying $1.7 billion of real estate 1-4 family junior lien mortgages to nonaccrual status at quarter end in accordance with junior lien mortgage industry guidance issued by bank regulators during the quarter. Excluding the impact of the supervisory guidance, nonaccrual loans declined in all portfolios and were down $948 million from December 31, 2011. The improvement in our credit portfolio was due in part to the continued decline in balances in our non-strategic/liquidating loan portfolios, which decreased $4.1 billion during the quarter, and $82.6 billion in total since the beginning of 2009, to $108.2 billion at March 31, 2012.

With the continued credit performance improvement in our loan portfolios, our $2.0 billion provision for credit losses this quarter was $215 million less than a year ago. This provision resulted in releasing $400 million from the allowance for credit losses (the amount by which net charge-offs exceeded the provision) as compared with a release of $1.0 billion a year ago. Absent significant deterioration in the economy, we continue to expect future allowance releases in 2012.

Capital

We continued to build capital this quarter, increasing total equity by $5.2 billion to $146.8 billion at March 31, 2012. Our Tier 1 common equity ratio grew 52 basis points during the quarter to 9.98% of risk-weighted assets under Basel I, reflecting strong internal capital generation. Based on our interpretation of current Basel III capital proposals, we estimate that our Tier 1 common equity ratio was 7.84% at the end of this quarter, up 34 basis points from December 31, 2011. Our other regulatory capital ratios remained strong with an increase in the Tier 1 capital ratio to 11.78% and Tier 1 leverage ratio to 9.35% from 11.33% and 9.03%, respectively, at December 31, 2011. See the “Capital Management” section in this Report for more information regarding our capital, including Tier 1 common equity.

We repurchased approximately 8 million shares of our common stock this quarter, primarily through a forward repurchase transaction entered into during fourth quarter 2011. Also, in the first quarter, we issued notice to redeem $875 million of 6.38% trust preferred securities that carried a higher cost than other funding sources available to us. These securities were redeemed in April 2012. In first quarter 2012, we also increased our quarterly common stock dividend rate by 83% to $0.22 per share.

Earnings Performance

Wells Fargo net income for first quarter 2012 was $4.2 billion ($0.75 diluted earnings per common share) compared with $3.8 billion ($0.67 diluted earnings per common share) for first quarter 2011. Our first quarter 2012 earnings reflected strong execution of our business strategy. The key drivers of our financial performance in first quarter 2012 were improved credit quality, continued strong mortgage banking results, diversified sources of fee income, balanced net interest and fee income, and a diversified loan portfolio.

Revenue, the sum of net interest income and noninterest income, was $21.6 billion in first quarter 2012, compared with $20.3 billion in first quarter 2011. The increase in revenue was due to growth in noninterest income, including mortgage banking and market sensitive revenues (i.e. net gains from trading activities, net gains (losses) on debt securities available for sale and net gains from equity investments). Net interest income was $10.9 billion in first quarter 2012, representing 50% of revenue, compared with $10.7 billion (52%) in first quarter 2011. Continued success in generating low-cost deposits enabled us to grow assets by funding loans and securities growth while reducing higher cost long-term debt.

Noninterest income was $10.7 billion in first quarter 2012, representing 50% of revenue, compared with $9.7 billion (48%) in first quarter 2011. The increase in noninterest income in first quarter 2012 was driven by increases in net gains on mortgage loan origination/sales activities as well as service charges on deposit accounts.

Noninterest expense was $13.0 billion in first quarter 2012, compared with $12.7 billion in first quarter 2011. The increase in noninterest expense was primarily due to higher employee benefits expense and higher commissions and incentive compensation, offset by lower merger-related integration expense. Despite the increase in noninterest expense, our efficiency ratio was 60.1% in first quarter 2012 down from 62.6% in first quarter 2011.

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

Net interest income and the net interest margin are significantly influenced by the mix and overall size of our earning asset portfolio and the cost of funding those assets. In addition, some sources of interest income, such as loan prepayment fees and collection of interest on nonaccrual loans, can vary from period to period. Net interest income on a taxable-equivalent basis was $11.1 billion in first quarter 2012, compared with $10.8 billion in first quarter 2011. The net interest margin was 3.91% in first quarter 2012, down 14 basis points from

4.05% in first quarter 2011. The increase in net interest income was largely driven by a reduction in funding costs resulting from disciplined deposit pricing, debt maturities, and redemptions of higher cost trust preferred securities. In addition, net interest income increased due to loan growth and the redeployment of short-term investments into long-term securities which partially offset the impact of higher yielding loan and investment runoff. Continued runoff of higher yielding assets was the primary driver of the decline in net interest margin in first quarter 2012 compared with first quarter 2011. We expect continued pressure on our net interest margin as a result of the current interest rate environment.

Average earning assets increased $59.8 billion in first quarter 2012 from first quarter 2011 as average securities available for sale increased $58.9 billion. In addition, strong commercial loan demand since first quarter 2011 offset the impact of liquidating certain loan portfolios, resulting in $14.5 billion higher average loans in first quarter 2012 compared with a year ago. These increases in average securities available for sale and average loans were partially offset by a $27.4 billion decline in average short-term investments from first quarter 2011.

Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $870.5 billion in first quarter 2012 compared with $796.8 billion in first quarter 2011 and funded 113% and 106% of average loans, respectively. Average core deposits increased to 77% of average earning assets in first quarter 2012 compared with 74% a year ago. The cost of these deposits has continued to decline due to continued low interest rates and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 93% of our average core deposits are in checking and savings deposits, one of the highest percentages in the industry.

Earnings Performance (continued)

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended March 31,
	2012			2011
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$56,020	0.52%	$73	83,386	0.35%	$72
Trading assets	43,766	3.50	383	37,403	3.81	356
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	5,797	0.97	14	1,545	2.87	11
Securities of U.S. states and political subdivisions	32,595	4.52	368	19,890	5.45	270
Mortgage-backed securities:
Federal agencies	91,300	3.49	797	70,418	4.72	832
Residential and commercial	34,531	6.80	587	30,229	9.68	732

Total mortgage-backed securities	125,831	4.40	1,384	100,647	6.21	1,564
Other debt and equity securities	50,402	3.82	480	33,601	5.55	465

Total securities available for sale	214,625	4.19	2,246	155,683	5.94	2,310
Mortgages held for sale (4)	46,908	3.91	459	38,742	4.51	437
Loans held for sale (4)	748	5.09	9	975	4.88	12
Loans:
Commercial:
Commercial and industrial	166,782	4.18	1,733	150,047	4.65	1,723
Real estate mortgage	105,990	4.07	1,072	99,797	3.92	967
Real estate construction	18,730	4.79	223	24,281	4.26	255
Lease financing	13,129	8.89	292	13,020	7.83	255
Foreign	41,167	2.52	258	33,638	2.83	235

Total commercial	345,798	4.16	3,578	320,783	4.33	3,435

Consumer:
Real estate 1-4 family first mortgage	229,653	4.69	2,688	229,570	5.01	2,867
Real estate 1-4 family junior lien mortgage	84,718	4.27	900	94,708	4.35	1,018
Credit card	22,129	12.93	711	21,509	13.18	709
Other revolving credit and installment	86,284	6.19	1,329	87,507	6.36	1,371

Total consumer	422,784	5.34	5,628	433,294	5.54	5,965

Total loans (4)	768,582	4.81	9,206	754,077	5.03	9,400
Other	4,604	4.42	51	5,228	3.90	50

Total earning assets	$1,135,253	4.39%	$12,427	1,075,494	4.73%	$12,637

Funding sources
Deposits:
Interest-bearing checking	$32,158	0.05%	$4	58,503	0.10%	$14
Market rate and other savings	496,027	0.12	153	443,586	0.22	237
Savings certificates	62,689	1.36	213	74,371	1.39	255
Other time deposits	12,651	1.93	61	13,850	2.24	76
Deposits in foreign offices	64,847	0.16	26	57,473	0.23	33

Total interest-bearing deposits	668,372	0.27	457	647,783	0.38	615
Short-term borrowings	48,382	0.15	18	54,751	0.22	30
Long-term debt	127,537	2.60	830	150,144	2.95	1,104
Other liabilities	9,803	2.63	64	9,472	3.24	76

Total interest-bearing liabilities	854,094	0.64	1,369	862,150	0.85	1,825
Portion of noninterest-bearing funding sources	281,159	-	-	213,344	-	-

Total funding sources	$1,135,253	0.48	1,369	1,075,494	0.68	1,825

Net interest margin and net interest income on a taxable-equivalent basis (5)		3.91%	$11,058		4.05%	$10,812

Noninterest-earning assets
Cash and due from banks	$16,974			17,360
Goodwill	25,128			24,775
Other	125,566			123,547

Total noninterest-earning assets	$167,668			165,682

Noninterest-bearing funding sources
Deposits	$246,614			193,100
Other liabilities	57,201			55,316
Total equity	145,012			130,610
Noninterest-bearing funding sources used to fund earning assets	(281,159)			(213,344)

Net noninterest-bearing funding sources	$167,668			165,682

Total assets	$1,302,921			1,241,176

(1)	Our average prime rate was 3.25% for the quarters ended March 31, 2012 and 2011. The average three-month London Interbank Offered Rate (LIBOR) was 0.51% and 0.31% for the same quarters, respectively.
(2)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.
(4)	Nonaccrual loans and related income are included in their respective loan categories.
(5)	Includes taxable-equivalent adjustments of $170 million and $161 million for the quarters ended March 31, 2012 and 2011, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

Noninterest Income

Table 2: Noninterest Income

	Quarter ended March 31,		%
(in millions)	2012	2011	Change

Service charges on deposit accounts	$1,084	1,012	7%
Trust and investment fees:
Trust, investment and IRA fees	1,024	1,060	(3)
Commissions and all other fees	1,815	1,856	(2)

Total trust and investment fees	2,839	2,916	(3)

Card fees	654	957	(32)
Other fees:
Cash network fees	118	81	46
Charges and fees on loans	445	397	12
Processing and all other fees	532	511	4

Total other fees	1,095	989	11

Mortgage banking:
Servicing income, net	252	866	(71)
Net gains on mortgage loan origination/sales activities	2,618	1,150	128

Total mortgage banking	2,870	2,016	42

Insurance	519	503	3
Net gains from trading activities	640	612	5
Net losses on debt securities available for sale	(7)	(166)	(96)
Net gains from equity investments	364	353	3
Operating leases	59	77	(23)
All other	631	409	54

Total	$10,748	9,678	11

Noninterest income was $10.7 billion for first quarter 2012, compared with $9.7 billion for first quarter 2011, representing 50% and 48% of revenue for both periods, respectively. The increase in total noninterest income from March 31, 2011, was due predominantly to higher net gains on mortgage loan origination/sales activities.

Our service charges on deposit accounts increased in first quarter by $72 million, or 7%, from a year ago. This increase was predominantly due to product and account changes, continued customer adoption of overdraft services and customer account growth.

We earn trust, investment and IRA (Individual Retirement Account) fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. These assets totaled $2.2 trillion at both March 31, 2012, and 2011. Trust, investment and IRA fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees decreased 3% to $1.0 billion in first quarter 2012, from $1.1 billion a year ago.

We receive commissions and other fees for providing services to full-service and discount brokerage customers as well as from investment banking activities including equity and bond underwriting. These fees decreased to $1.8 billion in first quarter 2012 from $1.9 billion a year ago. Our commission and other fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. Brokerage client assets totaled $1.2 trillion at March 31, 2012, flat compared with the same amount a year ago.

Card fees were $654 million in first quarter 2012, compared with $957 million a year ago. Card fees decreased because of lower debit card interchange rates resulting from the final Federal Reserve Board (FRB) rules implementing the Durbin Amendment to the Dodd-Frank Act, which became effective in fourth quarter 2011 and placed limits on debit card interchange rates. The reduction in debit card interchange rates was partially offset by growth in purchase volume and new accounts.

Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $2.9 billion in first quarter 2012, compared with $2.0 billion a year ago. The increase in mortgage banking noninterest income was primarily driven by increased net gains on mortgage loan origination/sales activities.

Net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for first quarter 2012 included a $58 million net MSR valuation loss ($158 million decrease in the fair value of the MSRs offset by a $100 million hedge gain). The $158 million decrease in fair value for first quarter 2012 included the effect of a discount rate increase reflecting increased capital return requirements from market participants, partially offset by an increase in the valuation due to an increase in market interest rates. First quarter 2011 included a $379 million net MSR valuation gain ($499 million increase in the fair value of MSRs offset by a $120 million hedge loss) driven by an increase in market interest rates. The valuation of our MSRs for both first quarter 2012 and 2011 reflected our assessment of expected future amounts of servicing and foreclosure costs. Our portfolio of loans serviced for others was $1.89 trillion at March 31, 2012, and $1.85 trillion at December 31, 2011. At March 31, 2012, the ratio of MSRs to related loans serviced for others was 0.77%, compared with 0.76% at December 31, 2011. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach and the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this Report for information on the regulatory consent orders that we entered into relating to our mortgage servicing and foreclosure practices.

Income from mortgage loan origination/sale activities was $2.6 billion in first quarter 2012 compared with $1.2 billion a year ago. The increase was driven by higher loan origination volume and margins. Residential real estate originations were $129 billion in first quarter 2012, compared with $84 billion a year ago, and mortgage applications were $188 billion in first quarter 2012, compared with $102 billion a year ago. The 1-4 family first mortgage unclosed pipeline was $79 billion at March 31, 2012, and $45 billion at March 31, 2011. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

6

Earnings Performance (continued)

Net gains on mortgage loan origination/sales activities include the cost of any additions to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase liability that were charged against net gains on mortgage loan origination/sales activities during first quarter 2012 totaled $430 million (compared with $249 million for first quarter 2011), of which $368 million ($214 million for first quarter 2011) was for subsequent increases in estimated losses on prior year’s loan sales. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $640 million in first quarter 2012 compared with $612 million in first quarter 2011. The year-over-year increase was driven by higher gains on deferred compensation plan investments (offset entirely in employee benefits expense). Net gains from trading activities do not include interest income and other fees earned from related activities. Those amounts are reported within interest income from trading assets and other noninterest income, respectively, in the income statement. Net gains from trading activities are primarily from trading conducted on behalf of or driven by the needs of our customers (customer accommodation trading) and also include the results of certain economic hedging and proprietary trading activity. Net gains from proprietary trading totaled $15 million and $14 million in first quarter 2012 and 2011, respectively. Proprietary trading results also included interest and fees reported in their corresponding income statement line items. Proprietary trading activities are not significant to our client-focused business model. Our trading activities, customer accommodation, economic hedging and proprietary trading are further discussed in the “Asset/Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $357 million for first quarter 2012 and $187 million for first quarter 2011, after other-than-temporary impairment (OTTI) write-downs of $65 million for first quarter 2012 and $121 million for first quarter 2011.

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Mar. 31,		%
(in millions)	2012	2011	Change

Salaries	$3,601	3,454	4%
Commission and incentive compensation	2,417	2,347	3
Employee benefits	1,608	1,392	16
Equipment	557	632	(12)
Net occupancy	704	752	(6)
Core deposit and other intangibles	419	483	(13)
FDIC and other deposit assessments	357	305	17
Outside professional services	594	580	2
Contract services	303	369	(18)
Foreclosed assets	304	408	(25)
Operating losses	477	472	1
Postage, stationery and supplies	216	235	(8)
Outside data processing	216	220	(2)
Travel and entertainment	202	206	(2)
Advertising and promotion	122	116	5
Telecommunications	124	134	(7)
Insurance	157	133	18
Operating leases	28	24	17
All other	587	471	25

Total	$12,993	12,733	2

Noninterest expense was $13.0 billion in first quarter 2012, up 2% from $12.7 billion a year ago, primarily driven by higher personnel expense ($7.6 billion, up from $7.2 billion in first quarter 2011) and partially offset by lower merger costs ($218 million, down from $440 million a year ago).

Personnel expenses were up 6% in first quarter 2012 compared with the same quarter last year, primarily due to annual salary increases and related salary taxes (partially offset by fewer team members), expenses generated by businesses with revenue-based compensation such as mortgage and higher deferred compensation expense, which was offset entirely in trading income.

The completion of Wachovia integration activities in first quarter 2012 significantly contributed to year-over-year reductions in equipment, occupancy, outside professional services, contract services, and postage, stationery and supplies.

In addition to the impact of winding down integration activity, equipment expense in first quarter 2012 also declined compared with the same quarter last year due to lower annual software license fees and savings in equipment purchases and maintenance. Likewise, contract services expense in first quarter 2012 was also lower compared with the same quarter last year due to reductions in the use of technology-related contractors.

Foreclosed assets expense of $304 million in first quarter 2012 was down from $408 million in first quarter 2011 mainly due to improved delinquency rates for mortgage loans and sales of non-performing loans.

All other expenses of $587 million in first quarter 2012 were up from $471 million in first quarter 2011, primarily due to higher mortgage origination-related expenses and a business termination fee.

We are targeting $11.25 billion of noninterest expense for fourth quarter 2012, and we expect noninterest expenses to decline $500 million to $700 million in second quarter 2012 and to continue to decline over the remainder of 2012, driven by the completion of integration activities, the benefit of ongoing cost save initiatives, and lower severance-related expense, mortgage volume-related costs, personnel expense and legal costs.

Income Tax Expense

Our effective tax rate was 35.4% and 29.5% for the first quarter 2012 and 2011, respectively. The lower tax rate in the first quarter of 2011 reflected tax benefits from the realization for tax purposes of a previously written down investment.

Earnings Performance (continued)

Operating Segment Results

We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. These segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative financial accounting guidance equivalent to generally accepted accounting principles

(GAAP). In the first quarter 2012, we modified internal funds transfer rates and the allocation of funding. The prior periods have been revised to reflect these changes. Table 4 and the following discussion present our results by operating segment. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 18 (Operating Segments) to Financial Statements in this Report.

Table 4: Operating Segment Results – Highlights

					Wealth, Brokerage
	Community Banking		Wholesale Banking		and Retirement
(in billions)	2012	2011	2012	2011	2012	2011
Quarter ended March 31,
Revenue	$13.4	12.7	6.0	5.4	3.1	3.2
Net income	2.3	2.2	1.9	1.6	0.3	0.3
Average loans	486.1	508.4	268.6	234.7	42.5	42.7
Average core deposits	575.2	548.1	220.9	184.8	135.6	125.4

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Mortgage business units.

Community Banking reported net income of $2.3 billion, up $168 million, or 8%, from first quarter 2011. Revenue of $13.4 billion increased $764 million, or 6%, from first quarter 2011 as a result of higher volume-related mortgage banking income, invested funds from deposit growth, and higher equity sales gains, partially offset by runoff of non-strategic loan balances and lower debit card revenue due to regulatory changes affecting debit card interchange fees that became effective in October 2011. Average core deposits increased $27.1 billion, or 5%, from first quarter 2011, primarily in non-interest bearing deposits. The number of consumer checking accounts grew 2.5% from February 2011 to February 2012. Noninterest expense increased $203 million, or 3%, from first quarter 2011, largely the result of higher mortgage volume-related expenses. The provision for credit losses decreased $183 million from first quarter 2011. Charge-offs decreased $733 million from first quarter 2011, showing improvement primarily in the home equity, credit card, and small business lending portfolios. Additionally, we released $300 million from the allowance for credit losses in first quarter 2012, compared with $850 million released in first quarter 2011.

Wholesale Banking provides financial solutions to businesses across the United States and globally with annual sales generally in excess of $20 million. Products and business segments include Middle Market Commercial Banking, Government and Institutional Banking, Corporate Banking, Commercial Real Estate, Treasury Management, Wells Fargo Capital Finance, Insurance, International, Real Estate Capital Markets, Commercial Mortgage Servicing, Corporate Trust, Equipment Finance, Wells Fargo Securities, Principal Investments, Asset Backed Finance, and Asset Management.

Wholesale Banking reported net income of $1.9 billion, up $233 million, or 14%, from first quarter 2011 driven by quarterly revenues of $6.0 billion. Revenue increased $611 million, or 11%, from the prior year primarily driven by broad based loan growth and increased deposits to fund our assets. Average loans of $268.6 billion increased 14% and average total assets of $467.8 billion increased 17% from first quarter 2011 driven by growth across nearly all portfolios. Average core deposits of $220.9 billion grew 20% from first quarter 2011 reflecting continued strong customer liquidity. Noninterest expense increased $265 million, or 10%, from the prior year related to higher operating losses and personnel expenses. Total provision for credit losses of $95 million declined $39 million, or 29%, from first quarter 2011. The decrease was driven by lower net loan charge-offs and improvement in credit quality. The provision for credit losses also reflected a smaller release of $100 million of allowance for credit losses in first quarter 2012 compared with $150 million released in first quarter 2011.

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client’s needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and trust. Abbot Downing (formerly branded as Lowry Hill and Wells Fargo Family Wealth) meets the unique needs of ultra high net worth clients. Brokerage serves customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.

Wealth, Brokerage and Retirement reported net income of $296 million in first quarter 2012, down $47 million from first quarter 2011. Revenue was down 3% from first quarter 2011 due to lower brokerage transaction revenue and reduced securities gains in the brokerage business, partially offset by higher gains on deferred compensation investments (offset in expense) and growth in managed account fee revenue. Noninterest expense was flat with first quarter 2011 driven by a decline in personnel costs largely due to decreased broker commissions on lower production levels, offset by higher deferred compensation expense.

Balance Sheet Analysis

At March 31, 2012, our total assets and core deposits were up, while our total loans were down slightly from December 31, 2011. At March 31, 2012, core deposits totaled 116% of the loan portfolio, and we have the capacity to add higher yielding earning assets to generate future revenue and earnings growth. The strength of our business model produced record earnings and high rates of internal capital generation in first quarter 2012 as reflected in our improved capital ratios. Tier 1 capital increased to 11.78% as a percentage of total risk-weighted assets, total capital to 15.13%, Tier 1 leverage to 9.35%, and

Tier 1 common equity to 9.98% at March 31, 2012, up from 11.33%, 14.76%, 9.03%, and 9.46%, respectively, at December 31, 2011. For additional information about our capital requirements, see Note 20 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections of this Report.

Securities Available for Sale

Table 5: Securities Available for Sale – Summary

	March 31, 2012			December 31, 2011
(in millions)	Cost	Net unrealized gain	Fair value	Cost	Net unrealized gain	Fair value
Debt securities available for sale	$218,840	8,273	227,113	212,642	6,554	219,196
Marketable equity securities	2,735	418	3,153	2,929	488	3,417
Total securities available for sale	$221,575	8,691	230,266	215,571	7,042	222,613

Table 5 presents a summary of our securities available-for-sale portfolio, which consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of liquid, high quality federal agency debt and privately issued mortgage-backed securities (MBS). The total net unrealized gains on securities available for sale were $8.7 billion at March 31, 2012, up from net unrealized gains of $7.0 billion at December 31, 2011, primarily due to tightening of credit spreads.

We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $65 million OTTI write-downs in first quarter 2012, $50 million related to debt securities. There was $1 million in OTTI write-downs for marketable equity securities and $14 million in OTTI write-downs related to nonmarketable equity securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies – Securities) in our 2011 Form 10-K and Note 4 (Securities Available for Sale) to Financial Statements in this Report.

At March 31, 2012, debt securities available for sale included $34.2 billion of municipal bonds, of which 79% were rated “A-” or better, based on external and, in some cases internal, ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. Our municipal bond holdings are monitored as part of our ongoing impairment analysis of our securities available for sale.

The weighted-average expected maturity of debt securities available for sale was 5.3 years at March 31, 2012. Because 61% of this portfolio is MBS, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in Table 6.

Table 6: Mortgage-Backed Securities

(in billions)	Fair value		Net unrealized gain (loss)	Expected remaining maturity (in years)
At March 31, 2012	$
Actual		139.2	6.5	4.0
Assuming a 200 basis point:
Increase in interest rates		127.9	(4.8)	5.7
Decrease in interest rates		144.0	11.3	3.0

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

Balance Sheet Analysis (continued)

Loan Portfolio

Total loans were $766.5 billion at March 31, 2012, down $3.1 billion from December 31, 2011. Table 7 provides a summary of total outstanding loans for our commercial and consumer loan portfolios. Excluding expected runoff in the non-strategic/liquidating portfolio of $4.1 billion, loans in the core portfolio grew $984 million in the first quarter. Included in our core loan growth was $858 million of commercial asset-based loans acquired with the acquisition of Burdale during the quarter. Loan growth occurred across commercial and industrial, consumer auto lending and private student lending. This growth was offset by seasonally lower credit card balances, a decline in commercial real estate, and continued runoff in the home equity portfolio. In first quarter 2012, the Company announced the acquisition of BNP Paribas’s North American energy lending business. The transaction closed in April 2012 and included approximately $3.5 billion of loans outstanding. Additional information on the non-strategic and liquidating loan portfolios is included in Table 11 in the “Credit Risk Management” section of this Report.

Table 7: Loan Portfolios – Summary

	March 31, 2012			December 31, 2011
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$340,536	5,213	345,749	339,755	5,695	345,450
Consumer	317,753	103,019	420,772	317,550	106,631	424,181
Total loans	$658,289	108,232	766,521	657,305	112,326	769,631

A discussion of the impact on net interest income and a comparative detail of average loan balances is included in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Additional information on total loans outstanding by portfolio segment and class of financing receivable is included in the “Credit Risk Management” section in this Report. Period-end balances and other loan related information are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Deposits

Deposits totaled $930.3 billion at March 31, 2012, compared with $920.1 billion at December 31, 2011. Table 8 provides additional detail regarding deposits. A discussion of the impact of deposits on net interest income and a comparative detail of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $888.7 billion at March 31, 2012, up $16.1 billion from $872.6 billion at December 31, 2011.

Table 8: Deposits

(in millions)	March 31, 2012	% of total deposits	December 31, 2011	% of total deposits	% Change

Noninterest-bearing	$255,011	27%	$243,961	26%	5
Interest-bearing checking	32,440	4	37,027	4	(12)
Market rate and other savings	498,538	54	485,534	53	3
Savings certificates	61,653	7	63,617	7	(3)
Foreign deposits (1)	41,069	4	42,490	5	(3)

Core deposits	888,711	96	872,629	95	2
Other time and savings deposits	20,072	2	20,745	2	(3)
Other foreign deposits	21,484	2	26,696	3	(20)

Total deposits	$930,267	100%	$920,070	100%	1

(1)	Reflects Eurodollar sweep balances included in core deposits.

Fair Valuation of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2011 Form 10-K for a description of our critical accounting policy related to fair valuation of financial instruments.

We may use independent pricing services and brokers (collectively, pricing vendors) to obtain fair values (vendor prices) which are used to either record the price of an instrument or to corroborate internally developed prices. For certain securities, we may use internal traders to price instruments. Where vendor prices are utilized for recording the price of an instrument, we determine the most appropriate and relevant pricing vendor for each security class and obtain a price from that particular pricing vendor for each security.

Determination of the fair value of financial instruments using either vendor prices or internally developed prices are both subject to our internal price validation procedures, which include, but are not limited to, one or a combination of the following procedures:

•	comparison to pricing vendors (for internally developed prices) or to other pricing vendors (for vendor developed prices);
•	variance analysis of prices;
•	corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices;
•	review of pricing by Company personnel familiar with market liquidity and other market-related conditions; and
•	investigation of prices on a specific instrument-by-instrument basis.

For instruments where we utilize vendor prices to record the price of an instrument, we perform additional procedures. We evaluate pricing vendors by comparing prices from one vendor to prices of other vendors for identical or similar instruments and evaluate the consistency of prices to known market transactions when determining the level of reliance to be placed on a particular pricing vendor. Methodologies employed and inputs used by third party pricing vendors are subject to additional review when such services are provided. This review may consist of, in part, obtaining and evaluating control reports issued and pricing methodology materials distributed.

Table 9 presents the summary of the fair value of financial instruments recorded at fair value on a recurring basis, and the amounts measured using significant Level 3 inputs (before derivative netting adjustments). The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information (collectively, Level 1 and 2 measurements).

Table 9: Fair Value Level 3 Summary

	March 31, 2012		December 31, 2011
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$371.4	55.6	373.0	53.3
As a percentage of total assets	28%	4	28	4

Liabilities carried at fair value	$24.5	4.5	26.4	4.6
As a percentage of total liabilities	2%	*	2	*

*	Less than 1%
(1)	Before derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on our use of fair valuation of financial instruments, our related measurement techniques and the impact to our financial statements.

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

For more information about how we manage these risks, see the “Risk Management” section in our 2011 Form 10-K. The discussion that follows provides an update regarding these risks.

Credit Risk Management

Loans represent the largest component of our balance sheet and their related credit risk is among the most significant risks we manage. We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Table 10 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar. 31, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$168,546	167,216
Real estate mortgage	105,874	105,975
Real estate construction	18,549	19,382
Lease financing	13,143	13,117
Foreign (1)	39,637	39,760

Total commercial	345,749	345,450

Consumer:
Real estate 1-4 family first mortgage	228,885	228,894
Real estate 1-4 family junior lien mortgage	83,173	85,991
Credit card	21,998	22,836
Other revolving credit and installment	86,716	86,460

Total consumer	420,772	424,181
Total loans	$766,521	769,631

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

Non-Strategic and Liquidating Loan Portfolios We continually evaluate and modify our credit policies to address appropriate levels of risk. We may designate certain portfolios and loan products as non-strategic or liquidating to cease their continued origination as we actively work to limit losses and reduce our exposures.

Table 11 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and other PCI loans acquired from Wachovia as well as some portfolios from legacy Wells Fargo Home Equity and Wells Fargo Financial. Effective first quarter 2011, we added our education finance government guaranteed loan portfolio to the non-strategic and liquidating loan portfolios as there ceased to be a U.S. Government guaranteed student loan program available to private financial institutions pursuant to legislation enacted in 2010. The total of outstanding balances on non-strategic and liquidating loan portfolios has decreased 43% since the merger with Wachovia at December 31, 2008, and decreased 4% from the end of 2011.

The home equity portfolio of loans generated through third party channels was designated as liquidating in fourth quarter 2007. This portfolio is discussed in more detail in the “Credit Risk Management – Home Equity Portfolios” section of this Report.

Information about the liquidating PCI and Pick-a-Pay loan portfolios is provided in the discussion of loan portfolios that follows.

Table 11: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance
(in millions)	Mar. 31, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008

Commercial:
Legacy Wachovia commercial and industrial, CRE and foreign PCI loans (1)	$5,213	5,695	7,935	12,988	18,704

Total commercial	5,213	5,695	7,935	12,988	18,704

Consumer:
Pick-a-Pay mortgage (1)	63,983	65,652	74,815	85,238	95,315
Liquidating home equity	5,456	5,710	6,904	8,429	10,309
Legacy Wells Fargo Financial indirect auto	1,907	2,455	6,002	11,253	18,221
Legacy Wells Fargo Financial debt consolidation	16,013	16,542	19,020	22,364	25,299
Education Finance - government guaranteed	14,800	15,376	17,510	21,150	20,465
Legacy Wachovia other PCI loans (1)	860	896	1,118	1,688	2,478

Total consumer	103,019	106,631	125,369	150,122	172,087

Total non-strategic and liquidating loan portfolios	$108,232	112,326	133,304	163,110	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are accounted for using the measurement provisions for PCI loans. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section in our 2011 Form 10-K.

During first quarter 2012, we recognized in income $28 million released from the nonaccretable difference related to commercial PCI loans due to payoffs and other resolutions. We also transferred $235 million from the nonaccretable difference to the accretable yield for PCI loans with improving credit-related cash flows and absorbed $569 million of losses in the nonaccretable difference from loan resolutions and write-downs. Table 12 provides an analysis of changes in the nonaccretable difference.

Risk Management – Credit Risk Management (continued)

Table 12: Changes in Nonaccretable Difference for PCI Loans

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total
Balance at December 31, 2008	$10,410	26,485	4,069	40,964
Addition of nonaccretable difference due to acquisitions	188	-	-	188
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(1,345)	-	-	(1,345)
Loans resolved by sales to third parties (2)	(299)	-	(85)	(384)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,216)	(2,383)	(614)	(4,213)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(6,809)	(14,976)	(2,718)	(24,503)

Balance at December 31, 2011	929	9,126	652	10,707
Addition of nonaccretable difference due to acquisitions	-	-	-	-
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(28)	-	-	(28)
Loans resolved by sales to third parties (2)	-	-	-	-
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(108)	-	(127)	(235)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(45)	(505)	(19)	(569)

Balance at March 31, 2012	$748	8,621	506	9,875

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases for settlements with borrowers due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
(4)	Write-downs to net realizable value of PCI loans are absorbed by the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Since December 31, 2008, we have released $6.2 billion in nonaccretable difference, including $4.4 billion transferred from the nonaccretable difference to the accretable yield and $1.8 billion released to income through loan resolutions. Also, we have provided $1.8 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $4.4 billion reduction from December 31, 2008, through March 31, 2012, in our initial projected losses on all PCI loans.

At March 31, 2012, the allowance for credit losses on certain PCI loans was $245 million. The allowance is necessary to absorb credit-related decreases in cash flows expected to be collected and primarily relates to individual PCI loans. Table 13 analyzes the actual and projected loss results on PCI loans since acquisition through March 31, 2012.

For additional information on PCI loans, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 13: Actual and Projected Loss Results on PCI Loans

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	$1,373	-	-	1,373
Loans resolved by sales to third parties (2)	299	-	85	384
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	1,324	2,383	741	4,448

Total releases of nonaccretable difference due to less than expected losses	2,996	2,383	826	6,205
Provision for losses due to credit deterioration (4)	(1,707)	-	(121)	(1,828)

Actual and projected losses on PCI loans less than originally expected	$1,289	2,383	705	4,377

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases for settlements with borrowers due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.

(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

(4)	Provision for additional losses recorded as a charge to income, when it is estimated that the cash flows expected to be collected for a PCI loan or pool of loans may not support full realization of the carrying value.

Significant Portfolio Reviews Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, FICO scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an adequate allowance for credit losses. The following discussion provides additional characteristics and analysis of our significant portfolios. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING For purposes of portfolio risk management, we aggregate commercial and industrial loans and lease financing according to market segmentation and standard industry codes. Table 14 summarizes commercial and industrial loans and lease financing by industry with the related nonaccrual totals. We generally subject commercial and industrial loans and lease financing to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to pass and criticized categories with our criticized categories aligned to special mention, substandard and doubtful categories as defined by bank regulatory agencies.

Across our non-PCI commercial loans and leases, the commercial and industrial loans and lease financing portfolio generally experienced credit improvement in first quarter 2012. Of the total commercial and industrial loans and lease financing non-PCI portfolio, 0.06% was 90 days or more past due and still accruing at March 31, 2012, compared with 0.09% at December 31, 2011, 0.98% (1.22% at December 31, 2011) was nonaccruing and 11.7% (12.5% at December 31, 2011) was criticized. The net charge-off rate for this portfolio declined to 0.58% in first quarter 2012 from 0.70% for the full year of 2011 and 0.69% for fourth quarter 2011.

A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term liquid assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional credit metric information.

On February 1, 2012, we acquired commercial asset-based loans with the Burdale acquisition from the Bank of Ireland, which added $858 million to the commercial and industrial loan portfolio.

Table 14: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2012

(in millions)	Nonaccrual loans	Outstanding balance (1)		% of Total Loans

PCI loans (1):
Insurance	$-	72		* %
Technology	-	63		*
Investors	-	50		*
Aerospace and defense	-	36		*
Healthcare	-	33		*
Media	-	18		*
Other	-	113	(2)	*

Total PCI loans	$-	385		* %

All other loans:
Financial institutions	$124	11,941		2%
Cyclical retailers	34	10,285		1
Food and beverage	27	10,189		1
Oil and gas	70	10,175		1
Investors	4	8,757		1
Healthcare	66	8,527		1
Industrial equipment	39	7,812		1
Technology	24	6,867		*
Transportation	11	6,425		*
Business services	35	6,238		*
Real estate lessor	40	6,001		*
Securities firms	54	4,469		*
Other	1,243	83,618	(3)	11

Total all other loans	$1,771	181,304		24%

Total	$1,771	181,689		24%

*	Less than 1%.
(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	No other single category had loans in excess of $16.8 million.
(3)	No other single category had loans in excess of $4.3 billion.

Risk Management – Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE) The CRE portfolio, consisting of both CRE mortgage loans and CRE construction loans, totaled $124.4 billion, or 16%, of total loans at March 31, 2012. CRE construction loans totaled $18.5 billion at March 31, 2012, and CRE mortgage loans totaled $105.9 billion at March 31, 2012. Table 15 summarizes CRE loans by state and property type with the related nonaccrual totals. CRE nonaccrual loans totaled 5% of the non-PCI CRE outstanding balance at March 31, 2012. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Florida, which represented 25% and 9% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 26% and industrial/warehouse at 11% of the portfolio. At March 31, 2012, we had $22.0 billion of criticized non-PCI CRE mortgage loans, a decrease of 2% from December 31, 2011, and $6.0 billion of criticized non-PCI CRE construction loans, a decrease of 12% from December 31, 2011. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information on criticized loans.

At March 31, 2012, the recorded investment in PCI CRE loans totaled $4.7 billion, down from $12.3 billion when they were acquired at December 31, 2008, reflecting the reduction resulting from principal payments, loan resolutions and write-downs.

Table 15: CRE Loans by State and Property Type

	March 31, 2012

	Real estate mortgage		Real estate construction		Total			% of
(in millions)	Nonaccrual loans	Outstanding balance (1)	Nonaccrual loans	Outstanding balance (1)	Nonaccrual loans	Outstanding balance (1)		total loans

By state:
PCI loans (1):
New York	$-	677	-	171	-	848		* %
Florida	-	370	-	228	-	598		*
California	-	481	-	50	-	531		*
Texas	-	182	-	113	-	295		*
North Carolina	-	89	-	187	-	276		*
Other	-	1,308	-	815	-	2,123	(2)	*

Total PCI loans	$-	3,107	-	1,564	-	4,671		* %

All other loans:
California	$1,030	27,561	280	3,070	1,310	30,631		4%
Florida	627	8,883	227	1,499	854	10,382		1
Texas	304	7,515	54	1,454	358	8,969		1
New York	35	5,493	4	885	39	6,378		*
North Carolina	278	4,336	185	1,002	463	5,338		*
Virginia	77	3,338	51	1,330	128	4,668		*
Arizona	188	4,103	40	522	228	4,625		*
Georgia	228	3,477	190	588	418	4,065		*
Washington	47	3,118	10	421	57	3,539		*
Colorado	95	2,968	30	393	125	3,361		*
Other	1,172	31,975	638	5,821	1,810	37,796	(3)	5

Total all other loans	$4,081	102,767	1,709	16,985	5,790	119,752		16%

Total	$4,081	105,874	1,709	18,549	5,790	124,423		16%

By property:
PCI loans (1):
Office buildings	$-	1,245	-	129	-	1,374		* %
Apartments	-	676	-	252	-	928		*
Retail (excluding shopping center)	-	426	-	66	-	492		*
1-4 family land	-	1	-	387	-	388		*
Shopping center	-	223	-	97	-	320		*
Other	-	536	-	633	-	1,169		*

Total PCI loans	$-	3,107	-	1,564	-	4,671		* %

All other loans:
Office buildings	$997	29,517	69	1,433	1,066	30,950		4%
Industrial/warehouse	580	12,832	26	386	606	13,218		2
Apartments	280	10,004	80	2,036	360	12,040		2
Retail (excluding shopping center)	587	11,179	43	409	630	11,588		2
Real estate - other	377	9,912	65	384	442	10,296		1
Shopping center	294	8,937	100	1,043	394	9,980		1
Hotel/motel	263	7,747	32	629	295	8,376		1
Land (excluding 1-4 family)	6	139	524	6,804	530	6,943		*
Institutional	107	3,034	-	264	107	3,298		*
Agriculture	165	2,623	-	18	165	2,641		*
Other	425	6,843	770	3,579	1,195	10,422		1

Total all other loans	$4,081	102,767	1,709	16,985	5,790	119,752		16%

Total	$4,081	105,874	1,709	18,549	5,790	124,423		16%

*	Less than 1%.
(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	Includes 34 states; no state had loans in excess of $226 million.
(3)	Includes 40 states; no state had loans in excess of $3.2 billion.

Risk Management – Credit Risk Management (continued)

FOREIGN LOANS AND EUROPEAN EXPOSURE Our foreign country risk monitoring process incorporates frequent dialogue with our foreign financial institution customers, counterparties and regulatory agencies, enhanced by centralized monitoring of macroeconomic and capital markets conditions. We establish exposure limits for each country via a centralized oversight process based on the needs of our customers, and in consideration of relevant economic, political, social, legal, and transfer risks. We monitor exposures closely and adjust our limits in response to changing conditions.

At March 31, 2012, foreign loans represented approximately 5% of our total consolidated loans outstanding and approximately 3% of our total assets. Our largest foreign country exposure on an ultimate risk basis was the United Kingdom, which amounted to approximately $13.4 billion, or 1% of our total assets, and included $1.8 billion of sovereign claims. Our United Kingdom sovereign claims arise primarily from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

In early 2012, the long-term debt ratings of several European countries were downgraded as a result of significant fiscal and economic deterioration experienced in recent months. At March 31, 2012, our Eurozone exposure, including cross-border claims on an ultimate risk basis, and foreign exchange and derivative products, aggregated approximately $11.4 billion, including $396 million of sovereign claims, compared with approximately $11.4 billion at December 31, 2011, which included $364 million of sovereign claims. Our Eurozone exposure is relatively small compared to our overall risk exposure and is diverse by country, type, and counterparty.

We conduct periodic stress tests of our significant country risk exposures, analyzing the direct and indirect impacts on the risk of borrower default from various macroeconomic and capital markets scenarios. We do not have significant direct or indirect exposure to our foreign country risks because our foreign portfolio is relatively small. However, we have identified exposure to increased U.S. borrower default risk associated with the indirect impact of a European downturn – i.e., the “contagion effect”. We mitigate these contagion effect risks through our normal risk management processes which include active monitoring and, if necessary, the application of aggressive loss mitigation strategies.

Table 16 provides information regarding our exposures to European sovereign entities and institutions located within such countries, including cross-border claims on an ultimate risk basis, and foreign exchange and derivative products.

Table 16: European Exposure

	Lending (1)(2)		Securities (3)		Derivatives and other (4)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (5)	Total

March 31, 2012
Eurozone:
Germany	$58	2,276	-	348	-	339	58	2,963	3,021
Netherlands	-	2,131	-	232	-	38	-	2,401	2,401
Spain	-	1,185	-	128	-	40	-	1,353	1,353
Ireland	100	890	-	121	-	33	100	1,044	1,144
France	91	466	-	443	-	47	91	956	1,047
Luxembourg	-	759	-	157	-	2	-	918	918
Italy	-	451	-	170	-	1	-	622	622
Austria	98	232	-	9	-	2	98	243	341
Belgium	-	209	-	93	-	14	-	316	316
Other (6)	21	173	-	53	28	9	49	235	284
Total Eurozone exposure	368	8,772	-	1,754	28	525	396	11,051	11,447
United Kingdom	1,760	4,301	-	6,868	-	436	1,760	11,605	13,365
Other European countries	-	3,811	7	458	10	802	17	5,071	5,088
Total European exposure	$2,128	16,884	7	9,080	38	1,763	2,173	27,727	29,900

(1)	Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements.
(2)	Includes $1.4 billion in PCI loans, predominantly to customers in Germany and United Kingdom territories, and $3.2 billion in defeased leases secured predominantly by U.S. Treasury and government agency securities, or government guaranteed.
(3)	Represents issuer exposure on cross-border debt and equity securities, held in trading or available-for-sale portfolio, at fair value.
(4)	Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At March 31, 2012, the gross notional amount of our CDS sold that reference assets domiciled in Europe was $8.7 billion, which was offset by the notional amount of CDS purchased of $8.8 billion. We did not have any CDS purchased or sold where the reference asset was solely the sovereign debt of a European country. Certain CDS purchased or sold reference pools of assets that contain sovereign debt, however the amount of referenced sovereign European debt was insignificant at March 31, 2012.
(5)	Total non-sovereign exposure comprises $11.4 billion exposure to financial institutions and $16.3 billion to non-financial corporations at March 31, 2012.
(6)	Includes non-sovereign exposure to Greece and Portugal in the amount of $13 million and $73 million, respectively. We had no sovereign debt exposure to these countries at March 31, 2012.

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS Our real estate 1-4 family first and junior lien mortgage loans primarily include loans we have made to customers and retained as part of our asset liability management strategy. These loans also include the Pick-a-Pay portfolio acquired from Wachovia and the home equity portfolio, which are discussed later in this Report. In addition, these loans include other purchased loans and loans included on our balance sheet due to the adoption of consolidation accounting guidance related to variable interest entities (VIEs).

Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs). Additional information about AVMs and our policy for their use can be found in the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2011 Form 10-K.

Some of our real estate 1-4 family first and junior lien mortgage loans include an interest-only feature as part of the loan terms. These interest-only loans were approximately 21% of total loans at both March 31, 2012 and December 31, 2011.

We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. Our liquidating option ARM portfolio was acquired from Wachovia.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2011 Form 10-K.

Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 17. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans (3% of this amount were PCI loans from Wachovia) at March 31, 2012, mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans. We continuously monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These metrics continued to improve in first quarter 2012 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at March 31, 2012, totaled $16.7 billion, or 6%, of total non-PCI mortgages, compared with $18.4 billion, or 6%, at December 31, 2011. Loans with FICO scores lower than 640 totaled $42.8 billion at March 31, 2012, or 15% of all non-PCI mortgages, compared with $44.1 billion, or 15%, at December 31, 2011. Mortgages with a LTV/CLTV greater than 100% totaled $72.8 billion at March 31, 2012, or 26% of total non-PCI mortgages, compared with $74.2 billion, or 26%, at December 31, 2011. Information regarding credit risk trends can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. In first quarter 2012, in accordance with Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties issued by bank regulators on January 31, 2012 (Interagency Guidance), we aligned our nonaccrual reporting so that a junior lien is reported as a nonaccrual loan if the related first lien is 120 days past due or is in the process of foreclosure. This action increased our nonperforming assets by $1.7 billion, but otherwise had minimal financial impact as the expected loss content of these loans was already considered in the allowance for loan losses. See the “Risk Management – Credit Risk Management – Nonperforming Assets” section in this report for more information.

Table 17: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	March 31, 2012
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans

PCI loans:
California	$18,891	40	18,931	2%
Florida	2,603	36	2,639	*
New Jersey	1,272	24	1,296	*
Other (1)	6,316	98	6,414	*

Total PCI loans	$29,082	198	29,280	4%

All other loans:
California	$54,753	23,306	78,059	10%
Florida	15,337	7,458	22,795	3
New Jersey	8,872	6,090	14,962	2
New York	9,133	3,497	12,630	2
Virginia	5,752	4,308	10,060	1
Pennsylvania	5,719	3,800	9,519	1
North Carolina	5,558	3,465	9,023	1
Georgia	4,411	3,259	7,670	1
Texas	6,281	1,274	7,555	*
Other (2)	56,084	26,518	82,602	11
Government insured/guaranteed loans (3)	27,903	-	27,903	4

Total all other loans	$199,803	82,975	282,778	37%

Total	$228,885	83,173	312,058	41%

*	Less than 1%.
(1)	Consists of 44 states; no state had loans in excess of $717 million.
(2)	Consists of 41 states; no state had loans in excess of $6.5 billion.
(3)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

Risk Management – Credit Risk Management (continued)

Pick-a-Pay Portfolio The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.

The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Real estate 1-4 family junior lien mortgages and lines of credit associated with Pick-a-Pay loans are reported in the home equity portfolio. Table 18 provides balances by types of loans as of March 31, 2012, as a result of modification efforts, compared to the types of loans included in the portfolio at December 31, 2011, and at acquisition.

Table 18: Pick-a-Pay Portfolio - Comparison to Acquisition Date

			December 31,
	March 31, 2012		2011		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total

Option payment loans	$37,251	52%	$39,164	53%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	9,673	14	9,986	14	15,763	14
Full-term loan modifications	24,284	34	24,207	33	-	-

Total adjusted unpaid principal balance	$71,208	100%	$73,357	100%	$115,700	100%

Total carrying value	$63,983		$65,652		$95,315

(1)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Pick-a-Pay loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Total interest deferred due to negative amortization on Pick-a-Pay loans was $1.9 billion at March 31, 2012, and $2.0 billion at December 31, 2011. Approximately 85% of the Pick-a-Pay customers making a minimum payment in March 2012 did not defer interest, compared with 83% in December 2011.

Deferral of interest on a Pick-a-Pay loan may continue as long as the loan balance remains below a pre-defined principal cap, which is based on the percentage that the current loan balance represents to the original loan balance. Substantially all the Pick-a-Pay portfolio has a cap of 125% of the original loan balance. Most of the Pick-a-Pay loans on which there is a deferred interest balance re-amortize (the monthly payment amount is reset or “recast”) on the earlier of the date when the loan balance reaches its principal cap, or the 10-year anniversary of the loan. After a recast, the customers’ new payment terms are reset to the amount necessary to repay the balance over the rest of the original loan term.

Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap: $7 million for the remainder of 2012, $21 million in 2013, and $72 million in 2014. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date: $30 million for the remainder of 2012, $97 million in 2013, and $353 million in 2014. In first quarter 2012, $2 million was recast based on these events.

Table 19 reflects the geographic distribution of the Pick-a-Pay portfolio broken out between PCI loans and all other loans. In stressed housing markets with declining home prices and increasing delinquencies, the LTV ratio is a useful metric in predicting future real estate 1-4 family first mortgage loan performance, including potential charge-offs. Because PCI loans were initially recorded at fair value, including write-downs for expected credit losses, the ratio of the carrying value to the current collateral value will be lower compared with the LTV based on the adjusted unpaid principal balance. For informational purposes, we have included both ratios for PCI loans in the following table.

Table 19: Pick-a-Pay Portfolio (1)

	March 31, 2012
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)

California	$24,292	119%	$18,852	92%	$17,371	85%
Florida	3,187	120	2,471	88	3,640	99
New Jersey	1,310	91	1,217	83	2,261	78
New York	743	92	683	83	993	80
Texas	330	79	304	72	1,442	64
Other states	5,923	109	4,893	89	9,856	87

Total Pick-a-Pay loans	$35,785		$28,420		$35,563

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2012.

(2)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(3)	The current LTV ratio is calculated as the adjusted unpaid principal balance divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

(4)	Carrying value, which does not reflect the allowance for loan losses, includes remaining purchase accounting adjustments, which, for PCI loans may include the nonaccretable difference and the accretable yield and, for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge- offs.

(5)	The ratio of carrying value to current value is calculated as the carrying value divided by the collateral value.

To maximize return and allow flexibility for customers to avoid foreclosure, we have in place several loss mitigation strategies for our Pick-a-Pay loan portfolio. We contact customers who are experiencing financial difficulty and may in certain cases modify the terms of a loan based on a customer’s documented income and other circumstances.

We also have taken steps to work with customers to refinance or restructure their Pick-a-Pay loans into other loan products. For customers at risk, we offer combinations of term extensions of up to 40 years (from 30 years), interest rate reductions, forbearance of principal, and, in geographies with substantial property value declines, we may offer permanent principal forgiveness.

In first quarter 2012, we completed more than 3,000 proprietary and HAMP Pick-a-Pay loan modifications and have completed more than 103,000 modifications since the Wachovia acquisition, resulting in $4.0 billion of principal forgiveness to our Pick-a-Pay customers as well as an additional $616 million of conditional forgiveness that can be earned by borrowers through performance over the next three years. As announced in October 2010, we entered into agreements with certain state attorneys general whereby we agreed to offer loan modifications to eligible Pick-a-Pay customers through June 2013. These agreements cover the majority of our option payment loan portfolio and require that we offer modifications (both HAMP and proprietary) to eligible customers with the option payment loan product. In response to these agreements, we developed an enhanced proprietary modification product that allows for various means of principal forgiveness along with changes to other loan terms. Given that these agreements cover all modification efforts to eligible customers for the applicable states, our modifications (both HAMP and proprietary) for our Pick-a-Pay loan portfolio performed in first quarter 2012 were predominantly consistent with these agreements. Additionally, as announced in February 2012, we reached a settlement regarding our mortgage servicing and foreclosure practices with federal and state government entities, which became effective on April 5, 2012, where we committed to provide additional relief to borrowers. See the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this report and in our 2011 Form 10-K for more details.

Due to better than expected performance observed on the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $2.4 billion from the nonaccretable difference to the accretable yield since acquisition. This performance is primarily attributable to significant modification efforts as well as the portfolio’s delinquency stabilization. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 11 years at March 31, 2012. The accretable yield percentage at March 31, 2012, was 4.32%, down from 4.45% at the end of 2011. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield percentage and the estimated weighted-average life of the portfolio.

The Pick-a-Pay portfolio is a significant portion of our PCI loans. For further information on the judgment involved in estimating expected cash flows for PCI loans, please see “Critical Accounting Policies – Purchased Credit-Impaired Loans” in our 2011 Form 10-K.

Risk Management – Credit Risk Management (continued)

HOME EQUITY PORTFOLIOS Our home equity portfolios consist of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate. Our first lien lines of credit represent 20% of our home equity portfolio and are included in real estate 1-4 family first mortgages. The majority of our junior lien loan products are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent a small portion of our junior lien loans.

Our first and junior lien lines of credit products generally have a draw period of 10 years with variable interest rates and payment options during the draw period of (1) interest only or (2) 1.5% of total outstanding balance. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment loan with repayment terms of up to 30 years based on the balance at time of conversion. A majority of our lines of credit will remain in their draw period until after 2014.

Table 20 summarizes delinquency and loss rates by the holder of the lien. For additional information regarding current junior liens behind delinquent first lien loans, see the “Risk Management – Credit Risk Management – Home Equities Portfolios” section in our 2011 Form 10-K and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in this Report.

Table 20: Home Equity Portfolios Performance by Holder of 1st Lien (1)(2)

	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(in millions)	2012	2011	2012	2011	2012	2011

First lien lines	$20,469	20,786	3.06%	3.10	1.35	0.95
Junior lien mortgages and lines behind:
Wells Fargo owned or serviced first lien	41,362	42,810	2.73	2.91	3.54	3.48
Third party first lien	41,634	42,996	3.24	3.59	3.72	3.83

Total	$103,465	106,592	3.00	3.22	3.18	3.13

(1)	Excludes PCI loans and real estate 1-4 family first lien line reverse mortgages added to the consumer portfolio in fourth quarter 2011 as a result of consolidating reverse mortgage loans previously sold. These reverse mortgage loans are insured by the FHA.

(2)	Includes $1.5 billion at March 31, 2012, and December 31, 2011, associated with the Pick-a-Pay portfolio.

We monitor the number of borrowers paying the minimum amount due on a monthly basis. In March 2012, approximately 44% of our borrowers with a home equity outstanding balance paid only the minimum amount due; 95% paid the minimum or more.

The home equity liquidating portfolio includes home equity loans generated through third party channels, including correspondent loans. This liquidating portfolio represents less than 1% of our total loans outstanding at March 31, 2012, and contains some of the highest risk in our home equity portfolio, with a loss rate of 8.11% compared with 2.91% for the core (non-liquidating) home equity portfolio at March 31, 2012. Table 21 shows the credit attributes of the core and liquidating home equity portfolios and lists the top five states by outstanding balance. California loans represent the largest state concentration in each of these portfolios. The decrease in outstanding balances primarily reflects loan paydowns and charge-offs. As of March 31, 2012, 37% of the outstanding balance of the core home equity portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion of the outstanding balances of these loans (the outstanding amount that was in excess of the most recent property collateral value) totaled 18% of the core home equity portfolio at March 31, 2012.

Table 21: Home Equity Portfolios (1)

	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) Quarter ended
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(in millions)	2012	2011	2012	2011	2012	2011

Core portfolio (2)
California	$24,855	25,555	2.84%	3.03	3.56	3.42
Florida	10,547	10,870	4.57	4.99	4.79	4.30
New Jersey	7,774	7,973	3.56	3.73	2.46	2.22
Virginia	5,115	5,248	2.10	2.15	1.42	1.31
Pennsylvania	4,958	5,071	2.50	2.82	1.49	1.41
Other	44,760	46,165	2.61	2.79	2.50	2.50

Total	98,009	100,882	2.92	3.13	2.91	2.79

Liquidating portfolio
California	1,926	2,024	5.27	5.50	10.80	11.93
Florida	253	265	6.40	7.02	9.84	9.71
Arizona	109	116	4.76	6.64	15.08	17.54
Texas	93	97	1.06	0.93	2.43	1.57
Minnesota	73	75	3.89	2.83	5.07	8.13
Other	3,002	3,133	3.80	4.13	6.23	7.12

Total	5,456	5,710	4.41	4.73	8.11	9.09

Total core and liquidating portfolios	$103,465	106,592	3.00	3.22	3.18	3.13

(1)	Consists predominantly of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate, but excludes PCI loans because their losses are generally covered by PCI accounting adjustment at the date of acquisition, and excludes real estate 1-4 family first lien open-ended line reverse mortgages because they do not have scheduled payments. These reverse mortgage loans are insured by the FHA.

(2)	Includes $1.5 billion at March 31, 2012, and December 31, 2011, associated with the Pick-a-Pay portfolio.

CREDIT CARDS Our credit card portfolio totaled $22.0 billion at March 31, 2012, which represented 3% of our total outstanding loans. The quarterly net charge-off rate (annualized) for our credit card loans was 4.40% for first quarter 2012 compared with 7.21% for first quarter 2011.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $86.7 billion at March 31, 2012, and predominantly include automobile, student and security-based margin loans. The quarterly loss rate (annualized) for other revolving credit and installment loans was 0.99% for first quarter 2012 compared with 1.42% for first quarter 2011. Excluding government guaranteed student loans, the loss rates were 1.17% and 1.73% of average loans for first quarter 2012 and 2011, respectively.

Risk Management – Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 22 summarizes nonperforming assets (NPAs) for each of the last four quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;
•	part of the principal balance has been charged off and no restructuring has occurred; or
•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

Table 22: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011

		% of		% of		% of		% of
		total		total		total		total
($ in millions)	Balance	loans	Balance	loans	Balance	loans	Balance	loans

Nonaccrual loans:
Commercial:
Commercial and industrial	$1,726	1.02%	$2,142	1.28%	$2,128	1.29%	$2,393	1.52%
Real estate mortgage	4,081	3.85	4,085	3.85	4,429	4.24	4,691	4.62
Real estate construction	1,709	9.21	1,890	9.75	1,915	9.71	2,043	9.56
Lease financing	45	0.34	53	0.40	71	0.55	79	0.61
Foreign	38	0.10	47	0.12	68	0.18	59	0.16

Total commercial (1)	7,599	2.20	8,217	2.38	8,611	2.53	9,265	2.80

Consumer:
Real estate 1-4 family first mortgage (2)	10,683	4.67	10,913	4.77	11,024	4.93	11,427	5.13
Real estate 1-4 family junior lien mortgage (3)	3,558	4.28	1,975	2.30	2,035	2.31	2,098	2.33
Other revolving credit and installment	186	0.21	199	0.23	230	0.27	255	0.29

Total consumer	14,427	3.43	13,087	3.09	13,289	3.16	13,780	3.27

Total nonaccrual loans (4)(5)(6)	22,026	2.87	21,304	2.77	21,900	2.88	23,045	3.06

Foreclosed assets:
Government insured/guaranteed (7)	1,352		1,319		1,336		1,320
Non-government insured/guaranteed	3,265		3,342		3,608		3,541

Total foreclosed assets	4,617		4,661		4,944		4,861

Total nonperforming assets	$26,643	3.48%	$25,965	3.37%	$26,844	3.53%	$27,906	3.71%

Change in NPAs from prior quarter	$678		(879)		(1,062)		(2,571)

(1)	Includes LHFS of $9 million, $25 million, $37 million and $52 million at March 31, 2012, and December 31, September 30, and June 30, 2011, respectively.

(2)	Includes MHFS of $287 million, $301 million, $311 million and $304 million at March 31, 2012, and December 31, September 30 and June 30, 2011, respectively.

(3)	Includes $1.7 billion at March 31, 2012, resulting from implementation of the Interagency Guidance issued on January 31, 2012. This guidance accelerated the timing of placing these loans on nonaccrual to coincide with the timing of placing the related real estate 1-4 family first mortgage loans on nonaccrual.

(4)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(5)	Real estate 1-4 family mortgage loans insured by the FHA or guaranteed by the VA and student loans predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program are not placed on nonaccrual status because they are insured or guaranteed.

(6)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans.

(7)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans is classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

Total NPAs were $26.6 billion (3.48% of total loans) at March 31, 2012, and included $22.0 billion of nonaccrual loans and $4.6 billion of foreclosed assets. Nonaccrual loans increased in first quarter 2012 due to implementing the Interagency Guidance relating to junior lien mortgages, which resulted in $1.7 billion of junior liens reclassified to nonaccrual status. The interest income impact of this change was immaterial to our earnings. Excluding the impact of the Interagency Guidance, nonaccrual loans declined in all portfolios and were down $948 million from December 31, 2011, continuing a trend of improvement that started in fourth quarter 2010. Table 23 provides an analysis of the changes in nonaccrual loans.

Table 23: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Mar. 31,	Dec. 31	Sept. 30,	June 30,	Mar. 31,
(in millions)	2012	2011	2011	2011	2011
Commercial nonaccrual loans
Balance, beginning of quarter	$8,217	8,611	9,265	10,312	11,351
Inflows	1,138	1,329	1,148	1,622	1,881
Outflows:
Returned to accruing	(188)	(185)	(275)	(501)	(496)
Foreclosures	(119)	(161)	(156)	(174)	(192)
Charge-offs	(347)	(382)	(397)	(399)	(522)
Payments, sales and other (1)	(1,102)	(995)	(974)	(1,595)	(1,710)
Total outflows	(1,756)	(1,723)	(1,802)	(2,669)	(2,920)
Balance, end of quarter	7,599	8,217	8,611	9,265	10,312
Consumer nonaccrual loans
Balance, beginning of quarter	13,087	13,289	13,780	14,653	14,891
Inflows (2)	4,765	3,465	3,544	3,443	3,955
Outflows:
Returned to accruing	(943)	(1,277)	(1,411)	(1,562)	(1,670)
Foreclosures	(226)	(209)	(286)	(221)	(269)
Charge-offs	(1,364)	(1,404)	(1,385)	(1,494)	(1,545)
Payments, sales and other (1)	(892)	(777)	(953)	(1,039)	(709)
Total outflows	(3,425)	(3,667)	(4,035)	(4,316)	(4,193)
Balance, end of quarter	14,427	13,087	13,289	13,780	14,653
Total nonaccrual loans	$22,026	21,304	21,900	23,045	24,965

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.
(2)	March 31, 2012, includes $1.7 billion moved to nonaccrual status as a result of implementing Interagency Guidance issued January 31, 2012.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

While nonaccrual loans are not free of loss content, we believe the estimated loss exposure remaining in these balances is significantly mitigated by four factors. First, 99% of consumer nonaccrual loans and 96% of commercial nonaccrual loans are secured. Of the $14.4 billion of consumer nonaccrual loans at March 31, 2012, 99% are secured by real estate and 34% have a combined LTV (CLTV) ratio of 80% or below. Second, losses have already been recognized on 46% of the remaining balance of consumer nonaccruals and commercial nonaccruals have been written down by $2.1 billion. Generally, when a consumer real estate loan is 120 days past due, we transfer it to nonaccrual status. When the loan reaches 180 days past due it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time.

Thereafter, we revalue each loan regularly and recognize additional write-downs if needed. Third, as of March 31, 2012, 59% of commercial nonaccrual loans were current on interest. Fourth, the risk of loss for all nonaccruals has been considered and we believe is appropriately covered by the allowance for loan losses.

Under both our proprietary modification programs and the MHA programs, customers may be required to provide updated documentation, and some programs require completion of trial payment periods to demonstrate sustained performance before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, many states, including California, Florida and New Jersey, have enacted legislation that significantly increases the time frames to complete the foreclosure process, meaning that loans will remain in nonaccrual status for longer periods.

Table 24 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Risk Management – Credit Risk Management (continued)

Table 24: Foreclosed Assets

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2012	2011	2011	2011	2011
Government insured/guaranteed (1)	$1,352	1,319	1,336	1,320	1,457
PCI loans:
Commercial	875	840	1,079	993	1,005
Consumer	431	465	530	469	741
Total PCI loans	1,306	1,305	1,609	1,462	1,746
All other loans:
Commercial	1,289	1,379	1,322	1,409	1,408
Consumer	670	658	677	670	901
Total all other loans	1,959	2,037	1,999	2,079	2,309
Total foreclosed assets	$4,617	4,661	4,944	4,861	5,512
Analysis of changes in foreclosed assets
Balance, beginning of quarter	$4,661	4,944	4,861	5,512	6,009
Net change in government insured/guaranteed (2)	33	(17)	16	(137)	(22)
Additions to foreclosed assets (3)	926	934	1,440	880	1,361
Reductions:
Sales	(896)	(1,123)	(1,260)	(1,294)	(1,656)
Write-downs and loss on sales	(107)	(77)	(113)	(100)	(180)
Total reductions	(1,003)	(1,200)	(1,373)	(1,394)	(1,836)
Balance, end of quarter	$4,617	4,661	4,944	4,861	5,512

(1)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans is classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.
(2)	Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA.
(3)	Predominantly include loans moved into foreclosure from non-accrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at March 31, 2012, included $1.4 billion of foreclosed real estate that is FHA insured or VA guaranteed and expected to have little to no loss content. The remaining balance of $3.2 billion of foreclosed assets has been written down to estimated net realizable value. Foreclosed assets decreased $44 million, or 1%, in first quarter 2012 from December 31, 2011. At March 31, 2012, 71% of our foreclosed assets of $4.6 billion have been in the foreclosed assets portfolio one year or less. Given our real estate-secured loan concentrations and current economic conditions, we anticipate we will continue to hold a high level of NPAs on our balance sheet.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 25: Troubled Debt Restructurings (TDRs) (1)

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2012	2011	2011	2011	2011
Commercial TDRs
Commercial and industrial	$1,967	2,026	2,192	1,821	1,251
Real estate mortgage	2,485	2,262	1,752	1,444	1,152
Real estate construction	1,048	1,008	795	694	711
Lease financing	29	33	51	84	25
Foreign	19	20	9	10	6
Total commercial TDRs	5,548	5,349	4,799	4,053	3,145
Consumer TDRs
Real estate 1-4 family first mortgage	13,870	13,799	13,512	12,938	12,261
Real estate 1-4 family junior lien mortgage	1,981	1,986	1,975	1,910	1,824
Other revolving credit and installment	873	872	875	838	859
Trial modifications (1)	723	651	668	942	944
Total consumer TDRs	17,447	17,308	17,030	16,628	15,888
Total TDRs	$22,995	22,657	21,829	20,681	19,033

TDRs on nonaccrual status	$7,136	6,811	6,758	6,568	6,129
TDRs on accrual status	15,859	15,846	15,071	14,113	12,904
Total TDRs	$22,995	22,657	21,829	20,681	19,033

(1)	Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. For many of our consumer real estate modification programs, we may require a borrower to make trial payments generally for a period of three to four months. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.

Table 25 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $5.3 billion and $5.2 billion at March 31, 2012, and December 31, 2011, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information.

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

Risk Management – Credit Risk Management (continued)

Table 26 provides an analysis of the changes in TDRs.

Table 26: Analysis of Changes in TDRs

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2012	2011	2011	2011	2011
Commercial TDRs
Balance, beginning of quarter	$5,349	4,799	4,053	3,145	1,751
Inflows	710	1,271	1,321	1,275	1,512
Outflows
Charge-offs	(119)	(84)	(68)	(36)	(64)
Foreclosures	(2)	(16)	(23)	(21)	(4)
Payments, sales and other (1)	(390)	(621)	(484)	(310)	(50)
Balance, end of quarter	5,548	5,349	4,799	4,053	3,145
Consumer TDRs
Balance, beginning of quarter	17,308	17,030	16,628	15,888	14,929
Inflows	829	904	1,455	1,574	1,740
Outflows
Charge-offs	(295)	(261)	(290)	(289)	(251)
Foreclosures	(33)	(33)	(39)	(33)	(39)
Payments, sales and other (1)	(434)	(315)	(450)	(510)	(513)
Net change in trial modifications (2)	72	(17)	(274)	(2)	22
Balance, end of quarter	17,447	17,308	17,030	16,628	15,888
Total TDRs	$22,995	22,657	21,829	20,681	19,033

(1)	Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale.
(2)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) do not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans 90 days or more past due as to interest or principal are still accruing if they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $7.1 billion, $8.7 billion, $8.9 billion, $9.8 billion and $10.8 billion at March 31, 2012, and December 31, September 30, June 30 and March 31, 2011, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at March 31, 2012, were down $412 million, or 20%, from December 31, 2011, of which $43 million of this decline resulted from implementation of the Interagency Guidance relating to junior lien mortgages issued on

January 31, 2012. The additional decline was due to loss mitigation activities including modifications, charge-offs, seasonally lower early stage delinquency levels, decline in non-strategic and liquidating portfolios, and credit stabilization. Loans 90 days or more past due and still accruing whose repayments are insured by the Federal Housing Administration (FHA) or predominantly guaranteed by the Department of Veterans Affairs (VA) for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $20.9 billion at March 31, 2012, up from $20.5 billion at December 31, 2011.

Table 27 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 27: Loans 90 Days or More Past Due and Still Accruing

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2012	2011	2011	2011	2011
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$22,555	22,569	19,639	17,318	17,901
Less: FHA insured/guaranteed by the VA (1)(2)	19,681	19,240	16,498	14,474	14,353
Less: Student loans guaranteed under the FFELP (3)	1,238	1,281	1,212	1,014	1,120
Total, not government insured/guaranteed	$1,636	2,048	1,929	1,830	2,428

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$104	153	108	110	338
Real estate mortgage	289	256	207	137	177
Real estate construction	25	89	57	86	156
Foreign	7	6	11	12	16
Total commercial	425	504	383	345	687

Consumer:
Real estate 1-4 family first mortgage (2)	616	781	819	728	858
Real estate 1-4 family junior lien mortgage (2)(4)	156	279	255	286	325
Credit card	319	346	328	334	413
Other revolving credit and installment	120	138	144	137	145
Total consumer	1,211	1,544	1,546	1,485	1,741

Total, not government insured/guaranteed	$1,636	2,048	1,929	1,830	2,428

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.
(2)	Includes mortgages held for sale 90 days or more past due and still accruing.
(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.
(4)	During first quarter 2012, $43 million of 1-4 family junior lien mortgages were transferred to nonaccrual upon implementation of the Interagency Guidance issued on January 31, 2012.

Risk Management – Credit Risk Management (continued)

NET CHARGE-OFFS

Table 28: Net Charge-offs

	Quarter ended
	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$256	0.62%	$310	0.74%	$261	0.65%	$254	0.66%	$354	0.96%
Real estate mortgage	46	0.17	117	0.44	96	0.37	128	0.50	152	0.62
Real estate construction	67	1.43	(5)	(0.09)	55	1.06	72	1.32	83	1.38
Lease financing	2	0.06	4	0.13	3	0.11	1	0.01	6	0.18
Foreign	14	0.14	45	0.45	8	0.08	47	0.52	28	0.34
Total commercial	385	0.45	471	0.54	423	0.50	502	0.62	623	0.79
Consumer:
Real estate 1-4 family first mortgage	791	1.39	844	1.46	821	1.46	909	1.62	904	1.60
Real estate 1-4 family junior lien mortgage	763	3.62	800	3.64	842	3.75	909	3.97	994	4.25
Credit card	242	4.40	256	4.63	266	4.90	294	5.63	382	7.21
Other revolving credit and installment	214	0.99	269	1.24	259	1.19	224	1.03	307	1.42
Total consumer	2,010	1.91	2,169	2.02	2,188	2.06	2,336	2.21	2,587	2.42
Total	$2,395	1.25%	$2,640	1.36%	$2,611	1.37%	$2,838	1.52%	$3,210	1.73%

(1)	Quarterly net charge-offs as a percentage of average respective loans are annualized.

Table 28 presents net charge-offs for first quarter 2012 and each of the four quarters of 2011. Net charge-offs in first quarter 2012 were $2.4 billion (1.25% of average total loans outstanding) compared with $3.2 billion (1.73%) in first quarter 2011.

Commercial net charge-offs were $385 million in first quarter 2012 compared with $623 million a year ago, as continued economic stabilization helped reduce losses.

Net charge-offs in the 1-4 family first mortgage portfolio totaled $791 million in first quarter 2012, compared with $904 million in the same quarter a year ago.

Net charge-offs in the real estate 1-4 family junior lien portfolio were $763 million in first quarter 2012, compared with $994 million a year ago. More information about the home equity portfolio is available in Table 21 in this Report and the related discussion.

Credit card charge-offs of $242 million in first quarter 2012 decreased $140 million from a year ago. Delinquency levels and loss levels continued to improve in first quarter 2012 due to a combination of seasonality and continued economic stabilization.

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date, excluding loans carried at fair value. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report. Table 29 provides a summary of our allowance for credit losses.

We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective as well as complex judgments. In addition, we review a variety of credit metrics and trends. These trends, however, do not solely determine the appropriate allowance amount as we use several analytical tools. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2011 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 29: Allowance for Credit Losses

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2012	2011	2011	2011	2011
Components:
Allowance for loan losses	$18,852	19,372	20,039	20,893	21,983
Allowance for unfunded credit commitments	277	296	333	369	400
Allowance for credit losses	$19,129	19,668	20,372	21,262	22,383
Allowance for loan losses as a percentage of total loans	2.46%	2.52	2.64	2.78	2.93
Allowance for loan losses as a percentage of annualized net charge-offs	196	185	193	184	169
Allowance for credit losses as a percentage of total loans	2.50	2.56	2.68	2.83	2.98
Allowance for credit losses as a percentage of total nonaccrual loans	87	92	93	92	90

In addition to the allowance for credit losses, there was $9.9 billion and $10.7 billion at March 31, 2012, and December 31, 2011, respectively, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with prior periods. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages, auto and other consumer loans at March 31, 2012.

The $520 million linked-quarter decline in the allowance for loan losses in first quarter 2012 reflected continued improvement in consumer delinquency trends and improved portfolio performance. Total provision for credit losses was $2.0 billion in first quarter 2012, compared with $2.2 billion a year ago. The first quarter 2012 provision was $400 million less than net charge-offs, compared with a provision that was $600 million, $800 million, $1.0 billion and $1.0 billion less than net charge-offs in the fourth, third, second, and first quarters of 2011, respectively.

In determining the appropriate allowance attributable to our residential real estate portfolios, our process considers the associated credit cost, including re-defaults of modified loans and projected loss severity for loan modifications that occur or are probable to occur. In addition, our process incorporates the estimated allowance associated with recent events including our settlement with federal and state government entities relating to our mortgage servicing and foreclosure practices and high risk portfolios defined in the Interagency Guidance relating to junior lien mortgages.

Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty.

We believe the allowance for credit losses of $19.1 billion was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2012. The allowance for credit losses is subject to change and reflects existing factors at the time of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Absent significant deterioration in the economy, we continue to expect future allowance releases in 2012. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2011 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to the Financial Statements in this Report.

Risk Management – Credit Risk Management (continued)

LIABILITY FOR MORTGAGE LOAN REPURCHASE LOSSES We sell residential mortgage loans to various parties, including (1) government-sponsored entities Freddie Mac and Fannie Mae (GSEs) who include the mortgage loans in GSE-guaranteed mortgage securitizations, (2) SPEs that issue private label MBS, and (3) other financial institutions that purchase mortgage loans for investment or private label securitization. In addition, we pool FHA-insured and VA-guaranteed mortgage loans that back securities guaranteed by GNMA. We may be required to repurchase these mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans (collectively, repurchase) in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach.

We have established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of losses for loans for which we have a repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Our mortgage repurchase liability estimation process also incorporates a forecast for repurchase demands associated with mortgage insurance rescission activity. Currently, repurchase demands primarily relate to 2006 through 2008 vintages and to GSE-guaranteed MBS.

During first quarter 2012, we continued to experience elevated levels of repurchase activity measured by the number of investor repurchase demands and our level of repurchases. We repurchased or reimbursed investors for incurred losses on mortgage loans with original balances of $659 million in first quarter 2012, compared with $805 million a year ago. We incurred net losses on repurchased loans and investor reimbursements totaling $312 million in first quarter 2012 compared with $331 million a year ago.

Table 30 provides the number of unresolved repurchase demands and mortgage insurance rescissions. We do not typically receive repurchase requests from GNMA, FHA/HUD or VA. As an originator of an FHA insured or VA guaranteed loan, we are responsible for obtaining the insurance with FHA or the guarantee with the VA. To the extent we are not able to obtain the insurance or the guarantee we must request to repurchase the loan from the GNMA pool. Such repurchases from GNMA pools typically represent a self-initiated process upon discovery of the uninsurable loan (usually within 180 days from funding of the loan). Alternatively, in lieu of repurchasing loans from GNMA pools, we may be asked by the FHA/HUD or the VA to indemnify them (as applicable) for defects found in the Post Endorsement Technical Review process or audits performed by FHA/HUD or the VA. Our liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

Table 30: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government sponsored entities (1)		Private		Mortgage insurance rescissions with no demand (2)		Total
($ in millions)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)

March 31, 2012	6,333	$1,398	857	$241	970	$217	8,160	$1,856

2011
December 31,	7,066	1,575	470	167	1,178	268	8,714	2,010
September 30,	6,577	1,500	582	208	1,508	314	8,667	2,022
June 30,	6,876	1,565	695	230	2,019	444	9,590	2,239
March 31,	6,210	1,395	1,973	424	2,885	674	11,068	2,493

(1)	Includes repurchase demands of 694 and $131 million, 861 and $161 million, 878 and $173 million, 892 and $179 million, and 685 and $132 million, for March 31, 2012, and December 31, September 30, June 30, and March 31, 2011, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller. The number of repurchase demands from GSEs that are from mortgage loans originated in 2006 through 2008 totaled 81% at March 31, 2012.
(2)	As part of our representations and warranties in our loan sales contracts, we typically represent to GSEs and private investors that certain loans have mortgage insurance to the extent there are loans that have loan to value ratios in excess of 80% that require mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer due to a claim of breach of a contractual representation or warranty, the lack of insurance may result in a repurchase demand from an investor. Similar to repurchase demands, we evaluate mortgage insurance rescission notices for validity and appeal for reinstatement if the rescission was not based on a contractual breach. When investor demands are received due to lack of mortgage insurance, they are reported as unresolved repurchase demands based on the applicable investor category for the loan (GSE or private). Over the last year, approximately 20% of our repurchase demands from GSEs had mortgage insurance rescission as one of the reasons for the repurchase demand. Of all the mortgage insurance rescissions notices received in 2011, approximately 70% have resulted in repurchase demands through March 2012. Not all mortgage insurance rescissions received in 2011 have been completed through the appeals process with the mortgage insurer and upon successful appeal, we work with the investor to rescind the repurchase demand.
(3)	While the original loan balances related to these demands are presented above, the establishment of the repurchase liability is based on a combination of factors, such as our appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity, which is driven by the difference between the current loan balance and the estimated collateral value less costs to sell the property.

The overall level of unresolved repurchase demands and mortgage insurance recissions outstanding at March 31, 2012, was down from a year ago in both number of outstanding loans and in total dollar balances as we continued to work through the demands and mortgage insurance recissions. Customary with industry practice, we have the right of recourse against correspondent lenders from whom we have purchased loans with respect to representations and warranties. Of total repurchase demands and mortgage insurance recissions outstanding as of March 31, 2012, presented in Table 30, approximately 25% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we are currently recovering on average approximately 45% of losses from these lenders. Historical recovery rates as well as projected lender performance are incorporated in the establishment of our mortgage repurchase liability.

We believe we have a high quality residential mortgage loan servicing portfolio. Of the $1.8 trillion in the residential mortgage loan servicing portfolio at March 31, 2012, 93% was current, less than 2% was subprime at origination, and less than 1% was home equity securitizations. Our combined delinquency and foreclosure rate on this portfolio was 6.89% at March 31, 2012, compared with 7.96% at December 31, 2011. Five percent of this portfolio are private label securitizations where we originated the loan and therefore have some repurchase risk. We believe the risk of repurchase in our private label securitizations is substantially reduced, relative to other private label securitizations, because approximately half of this portfolio of private label securitizations do not contain representations and warranties regarding borrower or other third party misrepresentations related to the mortgage loan, general compliance with underwriting guidelines, or property valuation, which are commonly asserted bases for repurchase. For this 5% private label securitization segment of our residential mortgage loan servicing portfolio (weighted average age of 78 months), 58% are loans from 2005 vintages or earlier; 79% were prime at origination; and approximately 65% are jumbo loans. The weighted-average LTV as of March 31, 2012, for this private securitization segment was 80%. We believe the highest risk segment of these private label securitizations is the subprime loans originated in 2006 and 2007. These subprime loans have seller representations and warranties and currently have LTVs close to or exceeding 100%, and represent 9% of the 5% private label securitization portion of the residential mortgage servicing portfolio. We had only $3 million of repurchases related to private label securitizations in the first quarter of 2012. Of the servicing portfolio, 4% is non-agency acquired servicing and 1% is private whole loan sales. We did not underwrite and securitize the non-agency acquired servicing and therefore we have no obligation on that portion of our servicing portfolio to the investor for any repurchase demands arising from origination practices. For the private whole loan segment, while we do have repurchase risk on these loans, less than 2% were subprime at origination and loans that were sold and subsequently securitized are included in the private label securitization segment discussed above.

Table 31 summarizes the changes in our mortgage repurchase liability.

Table 31: Changes in Mortgage Repurchase Liability

	Quarter ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2012	2011	2011	2011	2011
Balance, beginning of period	$1,326	1,194	1,188	1,207	1,289

Provision for repurchase losses:

Loan sales	62	27	19	20	35

Change in estimate (1)	368	377	371	222	214

Total additions	430	404	390	242	249

Losses	(312)	(272)	(384)	(261)	(331)

Balance, end of period	$1,444	1,326	1,194	1,188	1,207

(1)	Results from such factors as credit deterioration, changes in investor demand and mortgage insurer practices, and changes in the financial stability of correspondent lenders.

Risk Management – Credit Risk Management (continued)

The mortgage repurchase liability of $1.4 billion at March 31, 2012, represents our best estimate of the probable loss that we may incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs and other significant investors to monitor and address their repurchase demand practices and concerns.

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, was $1.4 billion at March 31, 2012, and $1.3 billion at December 31, 2011. In the quarter ended March 31, 2012, we recorded an additional $430 million to the liability, which reduced net gains on mortgage loan origination/sales activities, compared with an additional liability of $249 million a year ago. Our additions to the repurchase liability in the quarter ended March 31, 2012, predominately reflect updated probable loss forecasts for the 2006 through 2008 vintages to incorporate trends in repurchase activity including an increase in probable future GSE demands partially offset by an improved success appeals rate, an increase in future demands for mortgage insurance rescissions, and an increase in projected loss severity due to a higher than anticipated proportion of foreclosed, liquidated or distressed properties.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $2.3 billion at March 31, 2012, and was determined based upon modifying the assumptions utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions. For additional information on our repurchase liability, see the “Critical Accounting Policies – Liability for Mortgage Loan Repurchase Losses” section in our 2011 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

To the extent that economic conditions and the housing market do not improve or future investor repurchase demands and appeals success rates differ from past experience, we could continue to have increased demands and increased loss severity on repurchases, causing future additions to the repurchase liability. However, some of the underwriting standards that were permitted by the GSEs for conforming loans in the 2006 through 2008 vintages, which significantly contributed to recent levels of repurchase demands, were tightened starting in mid to late 2008. Accordingly, we do not expect a similar rate of repurchase requests from the 2009 and prospective vintages, absent unanticipated deterioration in economic conditions or changes in investor behavior.

RISKS RELATING TO SERVICING ACTIVITIES In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential mortgage loans included in GSE-guaranteed mortgage securitizations, FHA/VA/GNMA-guaranteed mortgage securitizations and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors. For additional information regarding risks relating to our servicing activities, see pages 73-77 in our 2011 Form 10-K.

In April 2011, the Board of Governors of the Federal Reserve System (FRB) and the Office of the Comptroller of the Currency (OCC) issued Consent Orders that require us to correct deficiencies in our residential mortgage loan servicing and foreclosure practices that were identified by federal banking regulators in their fourth quarter 2010 review. The Consent Orders also require that we improve our servicing and foreclosure practices. We have already implemented many of the operational changes that will result from the expanded servicing responsibilities outlined in the Consent Orders.

On February 9, 2012, a federal/state settlement was announced among the Department of Justice, Department of Housing and Urban Development (HUD), the Department of the Treasury, the Department of Veterans Affairs, the Federal Trade Commission (FTC), the Executive Office of the U.S. Trustee, the Consumer Financial Protection Bureau, a task force of Attorneys General representing 49 states, Wells Fargo, and four other servicers related to investigations of mortgage industry servicing and foreclosure practices. While Oklahoma is not participating in the larger settlement, it settled separately with the five servicers under a simplified agreement. Under the terms of the larger settlement, which became effective on April 5, 2012, upon approval of a consent judgment by a federal court in Washington, D.C. and which will remain in effect for three and a half years (subject to a trailing review period) we have agreed to the following programmatic commitments, consisting of three components totalling $5.3 billion:

•	Consumer Relief Program commitment of $3.4 billion

•	Refinance Program commitment of $900 million

•	Foreclosure Assistance Program of $1 billion

Additionally and simultaneously, the OCC and FRB announced the imposition of civil money penalties of $83 million and $87 million, respectively, pursuant to the Consent Orders. In April 2012, these penalties were satisfied through payments made for our obligation under the Foreclosure Assistance Program to the federal government and participating states for their use to address the impact of foreclosure challenges as they determine and which may include direct payments to consumers.

We began receiving credit towards satisfaction of the requirements of the Consumer Relief Program for activities taken on or after March 1, 2012. We can also receive an additional 25% credit for first or second lien principal reduction taken within one year from March 1, 2012. Because we will not receive dollar-for-dollar credit for the relief provided in some circumstances, the actual relief we provide to borrowers will likely exceed our commitment. The terms also require that we satisfy 75% of the commitments under the Consumer Relief Program within two years from March 1, 2012. If we do not meet this two-year requirement and also do not meet the entire commitment within three years, we are required to pay an amount equal to 140% of the unmet commitment amount. If we meet the two-year commitment target, but do not meet the entire commitment amount within the three years, we are required to pay an amount equal to 125% of the unmet commitment amount. We expect that we will be able to meet our commitment (and state-level sub-commitments) on the Consumer Relief Program within the required timeframes. We expect to be able to meet our Consumer Relief Program commitment primarily through our first and second lien modification and short sale and other deficiency balance waiver programs. We have evaluated our commitment along with the menu of credits and believe that fulfilling our commitment under the Consumer Relief Program has been appropriately considered in our estimation for the allowance for loan losses as well as our cash flow projections to evaluate the nonaccretable difference for our PCI portfolios at March 31, 2012.

We will receive credit under the Refinance Program for activities taken on or after March 1, 2012. The Refinance Program allows for an additional 25% credit (additional credit) for all refinance credits earned in the first 12 months of the program. We expect that we will be able to complete the number of refinances necessary to satisfy the entire credit in the first 12 months of offering the Refinance Program. If successful in this regard, the estimated lifetime amount of interest income reduction to the portfolio will be approximately $720 million and the additional credit earned will be $180 million.

We expect that we will refinance approximately 20,000 borrowers with an unpaid principal balance of approximately $4.0 billion in order to meet the commitment amount under the Refinance Program. Based on the mix of loans we anticipate will be refinanced, we estimate their weighted average note rate will be reduced by approximately 260 basis points and that their weighted average estimated remaining life will be approximately 7 years. These estimates will be affected by the actual number of eligible borrowers that accept a refinance offer, their existing and new note rates and the remaining term of the actual loans refinanced. The impact of fulfilling our commitment under the Refinance Program will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. Based on our expectation that we will fulfill the credit needs for the Refinance Program within the first 12 months, we expect the future reduction in interest income to be approximately $100 million annually. As a result of refinancings under the Refinance Program we will be forgoing interest that we may not otherwise have agreed to forgo. No loss was recognized in our financial statements for this estimated forgone interest income as the impact will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. This impact to forgone interest income will be increased if we do not meet our expectation for fulfilling the total commitment for the Refinance Program in the first twelve months. The impact of this forgone interest income on our future net interest margin is anticipated to be modestly adverse and will be influenced by the overall mortgage interest rate environment, which products are accepted by the eligible borrowers, and the pace of the execution of the program. The Refinance Program will also affect our fair value for these loans. The estimated reduction of the fair value of our loans for the Refinance Program is approximately $700 million and will be affected by our actual execution of the program and borrower acceptance rates.

Given that this component of the settlement relates to borrowers in good standing as to their payment history who are not experiencing financial difficulty, we will evaluate each borrower to confirm their ability to repay their mortgage obligation. This evaluation will include reviewing key credit and underwriting policy metrics to validate that these borrowers are not experiencing financial difficulty and therefore, actions taken under the Refinance Program would not be considered a troubled debt restructuring. To the extent we determine that an eligible borrower is experiencing financial difficulty, we will consider alternative modification programs that may result in loans being classified and accounted for as troubled debt restructurings.

We expect that we will be able to meet the obligations of our commitment for the Refinance Program (and any state-level sub-commitments) and will not be required to pay for not meeting our commitment.

As of the end of the first quarter of 2012, we have begun executing activities under both the Consumer Relief and the Refinance Programs in accordance with the terms of our commitments. We are required to provide our first report of progress against our commitments to the third party monitor on November 14, 2012.

For additional information on litigation and other matters relating to our servicing activities and mortgage-related practices, see pages 73-77 in our 2011 Form 10-K and Note 11 (Legal Actions) to Financial Statements in this Report.

Risk Management – Asset/Liability Management (continued)

Asset/Liability Management

Asset/liability management involves evaluating, monitoring and managing interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO), which oversees these risks and reports periodically to the Finance Committee of the Board of Directors, consists of senior financial and business executives. Each of our principal business groups has its own asset/liability management committee and process linked to the Corporate ALCO process.

INTEREST RATE RISK Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of March 31, 2012, our most recent simulation indicated estimated earnings at risk of less than 1% of our most likely earnings plan over the next 12 months under a range of both lower and higher interest rates, including a scenario in which the federal funds rate remains unchanged and the 10-year Constant Maturity Treasury bond yield averages below 1.65%, and a scenario in which the federal funds rate rises to 3.75% and the 10-year Constant Maturity Treasury bond yield increases to 5.10%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See “Risk Management – Mortgage Banking Interest Rate and Market Risk” below for more information.

We use exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount, credit risk amount and estimated net fair value of these derivatives as of March 31, 2012, and December 31, 2011, are presented in Note 12 (Derivatives) to Financial Statements in this Report.

For additional information regarding interest rate risk, see page 78 of our 2011 Form 10-K.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For a discussion of mortgage banking interest rate and market risk, see pages 78-80 of our 2011 Form 10-K.

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

The total carrying value of our residential and commercial MSRs was $14.7 billion at March 31, 2012, and $14.0 billion at December 31, 2011. The weighted-average note rate on our portfolio of loans serviced for others was 5.05% at March 31, 2012, and 5.14% at December 31, 2011. Our total MSRs represented 0.77% of mortgage loans serviced for others at March 31, 2012, compared with 0.76% at December 31, 2011.

MARKET RISK – TRADING ACTIVITIES From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by our Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. Our Market and Institutional Risk Committee, which provides governance and oversight over market risk-taking activities across the Company, establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at March 31, 2012, and December 31, 2011, are included in Note 12 (Derivatives) to Financial Statements in this Report. Open “at risk” positions for all trading businesses are monitored by Corporate ALCO. Table 32 presents net gains from trading activities attributable to the following types of activity:

Table 32: Trading Activities

	Quarter ended March 31,
(in millions)	2012	2011

Customer accommodation	$334	497

Economic hedging	291	101

Proprietary	15	14

Total net gains on trading activities	$640	612

The amounts reflected in the table above capture only gains due to changes in fair value of our trading positions and are reported within net gains on trading activities within the noninterest income line item of the income statement. These amounts do not include interest income and other fees earned from related activities, which are reported within interest income from trading assets and other fees within noninterest income line items of the income statement. Categorization of net gains from trading activities in the previous table is based on our own definition of those categories, as further described below, because no uniform industry definitions currently exist.

Customer accommodation trading consists of security or derivative transactions conducted in an effort to help customers manage their market price risks and are done on their behalf or

37

driven by their investment needs. For the majority of our customer accommodation trading, we serve as intermediary between buyer and seller. For example, we may enter into financial instruments with customers who use the instruments for risk management purposes and offset our exposure on such contracts by entering into separate instruments. Customer accommodation trading also includes net gains related to market-making activities in which we take positions to facilitate expected customer order flow.

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

Proprietary trading consists of security or derivative positions executed for our own account based on market expectations or to benefit from price differences between financial instruments and markets. Proprietary trading activity is expected to be restricted by the Dodd-Frank Act prohibitions known as the “Volcker Rule,” which has not yet been finalized. On October 11, 2011, federal banking agencies and the SEC issued for public comment proposed regulations to implement the Volcker Rule. We believe our definition of proprietary trading is consistent with the proposed regulations. However, given that final rule-making is required by various governmental regulatory agencies to define proprietary trading within the context of the final “Volcker Rule,” our definition of proprietary trading may change. We have reduced or exited certain business activities in anticipation of the final “Volcker Rule.” As discussed within the noninterest income section of our financial results, proprietary trading activity is not significant to our financial results. See the “Regulatory Reform” sections in our 2011 Form 10-K and in this Report for additional information on the Volcker Rule.

The fair value of our trading derivatives is reported in Notes 12 (Derivatives) and 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report. The fair value of our trading securities is reported in Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VaR) metrics complemented with sensitivity analysis and stress testing. VaR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VaR at a 99% confidence interval based on actual changes in rates and prices over the previous 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VaR throughout first quarter 2012 was $32 million, with a lower bound of $26 million and an upper bound of $42 million.

MARKET RISK – EQUITY MARKETS We are directly and indirectly affected by changes in the equity markets. For additional information regarding market risk related to equity markets, see page 81 of our 2011 Form 10-K.

Table 33 provides information regarding our marketable and nonmarketable equity investments.

Table 33: Nonmarketable and Marketable Equity Investments

	Mar. 31,	Dec. 31,
(in millions)	2012	2011

Nonmarketable equity investments:

Cost method:

Private equity investments	$3,609	3,444

Federal bank stock	4,553	4,617

Total cost method	8,162	8,061

Equity method:

LIHTC investments (1)	4,073	4,077

Private equity and other	4,767	4,670

Total equity method	8,840	8,747

Total nonmarketable equity investments (2)	$17,002	16,808

Marketable equity securities:

Cost	$2,735	2,929

Net unrealized gains	418	488

Total marketable equity securities (3)	$3,153	3,417

(1)	Represents low income housing tax credit investments
(2)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(3)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

38

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2012, core deposits funded 116% of total loans compared with 106% a year ago. Additional funding is provided by long-term debt (including trust preferred securities), other foreign deposits and short-term borrowings.

Table 34 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 34: Short-Term Borrowings

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2012	2011	2011	2011	2011

Balance, period end

Commercial paper and other short-term borrowings	$17,759	18,053	17,444	17,357	17,228

Federal funds purchased and securities sold under agreements to repurchase	33,205	31,038	33,331	36,524	37,509

Total	$50,964	49,091	50,775	53,881	54,737

Average daily balance for period

Commercial paper and other short-term borrowings	$18,038	17,301	17,040	17,105	17,005

Federal funds purchased and securities sold under agreements to repurchase	30,344	31,441	33,333	36,235	37,746

Total	$48,382	48,742	50,373	53,340	54,751

Maximum month-end balance for period

Commercial paper and other short-term borrowings (1)	$18,323	18,053	17,569	18,234	17,597

Federal funds purchased and securities sold under agreements to repurchase (2)	33,205	32,354	33,331	36,524	37,509

(1)	Highest month-end balance in each of the last five quarters was in January 2012 and December, July, April and February 2011.
(2)	Highest month-end balance in each of the last five quarters was in March 2012 and October, September, June and March 2011.

        We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets, as well as other market participants, generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of Federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, a reduction in credit rating would not cause us to violate any of our debt covenants. There were no changes to our credit ratings in first quarter 2012. See the “Risk Management – Asset/Liability Management” and “Risk Factors” sections in our 2011 Form 10-K for additional information regarding our credit ratings as of December 31, 2011, and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 12 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.

On December 20, 2011, the FRB proposed enhanced liquidity risk management rules. The proposed rules would require modifications to our existing liquidity risk management processes. This includes increased frequency of liquidity reporting and stress testing along with additional corporate governance. We will continue to analyze the proposed rules and other regulatory proposals that may affect liquidity risk management, including Basel III, to determine the level of operational or compliance impact to Wells Fargo. For additional information see the “Capital Management” and “Regulatory Reform” sections in this Report and in our 2011 Form 10-K.

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In April 2012, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. This registration statement will replace the registration statement filed in June 2009. The Parent’s ability to issue debt and other securities under

39

this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. During first quarter 2012, the Parent issued $6.4 billion of senior notes, of which $5.9 billion were registered with the SEC. In May 2012, the Parent issued an additional $1.5 billion of registered senior notes.

The Parent’s proceeds from securities issued in first quarter 2012 were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise.

Table 35 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series I & J, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices or bearing interest at a fixed or floating rate.

Table 35: Medium-Term Note (MTN) Programs

	Date established		March 31, 2012
			Debt issuance authority	Available for issuance

(in billions)

MTN program:
Series I & J (1)	August 2009		$25.0	9.9
Series K (1)	April 2010		25.0	23.8
European (2)	December 2009		25.0	24.5
Australian (2) (3)	June 2005	AUD	10.0	6.8

(1)	SEC registered.
(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
(3)	As amended in October 2005 and March 2010.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At March 31, 2012, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $104.3 billion in long-term debt issuance authority. In March 2012, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At March 31, 2012, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50 billion in short-term senior notes and $49.9 billion in long-term senior or subordinated notes.

Wells Fargo Canada Corporation In January 2012, Wells Fargo Canada Corporation (WFCC, formerly known as Wells Fargo Financial Canada Corporation), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to CAD$7.0 billion in medium-term notes. During first quarter 2012, WFCC issued CAD$1.5 billion in medium-term notes. At March 31, 2012, CAD$5.0 billion remained available for future issuance. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

FEDERAL HOME LOAN BANK MEMBERSHIP We are a member of the Federal Home Loan Banks based in Dallas, Des Moines and San Francisco (collectively, the FHLBs). Each member of the FHLBs is required to maintain a minimum investment in capital stock of the applicable FHLB. The board of directors of each FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Board. Because the extent of any obligation to increase our investment in any of the FHLBs depends entirely upon the occurrence of a future event, potential future payments to the FHLBs are not determinable.

The FHLBs are a group of cooperatives that lending institutions use to finance housing and economic development in local communities. About 80% of U.S. lending institutions, including Wells Fargo, rely on the FHLBs for low-cost funds. We use the funds to support home mortgage lending and other community investments.

Capital Management

We have an active program for managing stockholders’ equity and regulatory capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital primarily through the retention of earnings net of dividends. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $2.9 billion from December 31, 2011, predominantly from Wells Fargo net income of $4.2 billion, less common and preferred stock dividends of $1.4 billion. During first quarter 2012, we issued approximately 47 million shares of common stock, substantially all of which related to employee benefit plans. We also repurchased approximately 2 million shares of common stock related to employee benefit plans during first quarter 2012, at a net cost of $64 million, and approximately 6 million shares in settlement of a $150 million forward purchase contract entered into in fourth quarter 2011.

Regulatory Capital Guidelines

The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At March 31, 2012, the Company and each of our subsidiary banks were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 20 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

Current regulatory RBC rules are based primarily on broad credit-risk considerations and limited market-related risks, but do not take into account other types of risk facing a financial services company. Our capital adequacy assessment process contemplates a wide range of risks that the Company is exposed to and also takes into consideration our performance under a variety of stressed economic conditions, as well as regulatory expectations and guidance, rating agency viewpoints and the view of capital markets participants.

In 2007, U.S. bank regulators approved a final rule adopting international guidelines for determining regulatory capital known as “Basel II.” Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. We are well underway toward Basel II implementation and currently anticipate entering the “parallel run phase” of Basel II in 2012. During the “parallel run phase,” banks must successfully complete at least a four quarter evaluation period under supervision from regulatory agencies in order to be compliant with the Basel II final rule. Our delayed entry into the “parallel run phase” was approved by the FRB in 2010 as a result of our acquisition of Wachovia.

In December 2010, the Basel Committee on Bank Supervision (BCBS) finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed in response to the financial crisis of 2008 and 2009 and address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The guidelines, among other things, increase minimum capital requirements and when fully phased in require bank holding companies to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7.0%. The U.S. regulatory bodies are reviewing the final international standards and final U.S. rulemaking is expected to be completed in 2012.

The BCBS also proposed additional Tier 1 common equity surcharge requirements for global systemically important banks (G-SIBs). The surcharge ranges from 1.0% to 3.5% depending on the bank’s systemic importance to be determined under an indicator-based approach that would consider five broad categories: cross-jurisdictional activity, size, inter-connectedness, substitutability/financial institution infrastructure and complexity. These additional capital requirements, which would be phased in beginning in January 2016 and become fully effective on January 1, 2019, would be in addition to the Basel III 7.0% Tier 1 common equity requirement finalized in December 2010. The Financial Stability Board has determined that the Company is one of the initial 29 G-SIBs that would be subject to the surcharge, but we have not been notified of the surcharge amount applicable to us.

The FRB also recently proposed rules required under the Dodd-Frank Act that will impose enhanced prudential standards on large bank holding companies (BHCs) such as Wells Fargo, including enhanced capital, stress testing and liquidity requirements.

Although uncertainty exists regarding final capital rules, including the FRB’s approach to capital requirements, we evaluate the impact of Basel III on our capital ratios based on our interpretation of the proposed capital requirements and we estimate that our Tier 1 common equity ratio under the Basel III proposal exceeded the fully phased-in minimum of 7.0% by 84 basis points at the end of March 31, 2012. This estimate is subject to change depending on final promulgation of Basel III capital rulemaking and interpretations by regulatory authorities.

Table 36 and Table 37, which appear at the end of this Capital Management section, provide information regarding our Tier 1 common equity calculation under Basel I and as estimated under Basel III, respectively.

Capital Planning

In late 2011, the FRB finalized rules to require large BHCs to submit capital plans annually and to obtain regulatory approval before making capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions.

Under the FRB’s new capital plan rule, our 2012 Comprehensive Capital Analysis and Review (CCAR) included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB relied upon to conduct a CCAR in 2011. As part of the 2012 CCAR, the FRB also generated a supervisory stress test driven by a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance.

On March 13, 2012, the FRB notified us that it did not object to our 2012 capital plan included in the 2012 CCAR. Since the FRB notification, the Company took several capital actions, including increasing its quarterly common stock dividend rate to $0.22 a share and, in April 2012, redeeming $875 million of 6.38% trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the proposed Basel III capital standards. Also, in May 2012, we issued notice to redeem $1.8 billion of trust preferred securities with an average coupon of 6.31% that will be redeemed in second quarter 2012.

Securities Repurchases

From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Additionally, we may enter into plans to purchase stock that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our capital plan and to changes in our risk profile.

In first quarter 2011, the Board authorized the repurchase of 200 million shares of our common stock. During first quarter 2012, we repurchased approximately 2 million shares of our common stock from our employee benefit plans as well as approximately 6 million shares through a private forward repurchase transaction entered into during fourth quarter 2011. In April 2012 we entered into a similar private forward repurchase contract and paid $350 million to an unrelated third party. This contract expires in third quarter 2012; however, the counterparty has the right to accelerate settlement. For additional information about our forward repurchase agreement see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report. At March 31, 2012, we had remaining authority from the 2011 authorization to purchase approximately 110 million shares. For more information about share repurchases during 2012, see Part II, Item 2 of this Report.

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

In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. We have purchased an additional 916,216 warrants since the U.S. Treasury auction. At March 31, 2012, there were 39,179,509 warrants outstanding and exercisable and $453 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Capital Management (continued)

Table 36: Tier 1 Common Equity Under Basel I (1)

		Mar. 31,	Dec. 31,
(in billions)		2012	2011

Total equity		$146.8	141.7
Noncontrolling interests		(1.3)	(1.5)

Total Wells Fargo stockholders’ equity		145.5	140.2

Adjustments:
Preferred equity		(10.6)	(10.6)
Goodwill and intangible assets (other than MSRs)		(33.7)	(34.0)
Applicable deferred taxes		3.7	3.8
MSRs over specified limitations		(0.9)	(0.8)
Cumulative other comprehensive income		(4.1)	(3.1)
Other		(0.4)	(0.4)

Tier 1 common equity	(A)	$99.5	95.1

Total risk-weighted assets (2)	(B)	$996.8	1,005.6

Tier 1 common equity to total risk-weighted assets	(A)/(B)	9.98%	9.46

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

Table 37: Tier 1 Common Equity Under Basel III (Estimated) (1)

(in billions)		March 31, 2012

Tier 1 common equity under Basel I		$99.5

Adjustments from Basel I to Basel III (2) (4):
Cumulative other comprehensive income		4.1
Other		1.8

Total adjustments from Basel I to Basel III		5.9
Threshold deductions, as defined under Basel III (3) (4)		-

Tier 1 common equity anticipated under Basel III	(C)	$105.4

Total risk-weighted assets anticipated under Basel III (5)	(D)	$1,344.5

Tier 1 common equity to total risk-weighted assets anticipated under Basel III	(C)/(D)	7.84%

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	Adjustments from Basel I to Basel III represent reconciling adjustments, primarily cumulative other comprehensive income deducted for Basel I purposes, to derive Tier 1 common equity under Basel III.
(3)	Threshold deductions, as defined under Basel III, include individual and aggregate limitations, as a percentage of Tier 1 common equity, with respect to MSRs, deferred tax assets and investments in unconsolidated financial companies.
(4)	Volatility in interest rates can have a significant impact on the valuation of cumulative other comprehensive income and MSRs and therefore, may impact adjustments from Basel I to Basel III, and MSRs subject to threshold deductions, as defined under Basel III, in future reporting periods.
(5)	Under current Basel proposals, risk-weighted assets incorporate different classifications of assets, with certain risk weights based on a borrower’s credit rating or Wells Fargo’s own risk models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements. The amount of risk-weighted assets anticipated under Basel III is preliminary and subject to change depending on final promulgation of Basel III capital rulemaking and interpretations thereof by regulatory authorities.

Regulatory Reform

The past two years have witnessed a significant increase in regulation and regulatory oversight initiatives that may substantially change how most U.S. financial services companies conduct business. Regulation mandated by the Dodd-Frank Act is the source of most current U.S. regulatory reform, and many aspects of the Dodd-Frank Act remain subject to final rulemaking, guidance, and interpretation by regulatory authorities.

For a discussion of the more significant regulations and regulatory oversight initiatives that have affected or may affect our business, see the “Regulatory Reform” and “Risk Factors” sections of our 2011 Form 10-K, as well as the “Capital Management” section and Note 20 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Volcker Rule. The FRB recently issued guidance relating to compliance with the Volcker Rule. The Volcker Rule, which was enacted as part of the Dodd-Frank Act and will substantially restrict banking entities from engaging in proprietary trading or owning any interest in or sponsoring a hedge fund or a private equity fund, becomes effective on July 21, 2012, but provides for a period of two years from its effective date, subject to possible

FRB extension, for banking entities to bring their activities into compliance. In October 2011, the FRB, other federal banking agencies and the SEC issued proposed rules to implement the Volcker Rule, and certain statements contained in the proposed rules created some uncertainty regarding the timing of required compliance by banking entities with the Volcker Rule, particularly given its upcoming effective date and the likelihood that final implementing rules would not be issued by the effective date. On April 19, 2012, the FRB issued guidance confirming that banking entities will have the full two-year compliance period to conform fully their activities and investments to the prohibitions of the Volcker Rule. The FRB’s guidance also states that banking entities are expected to engage in “good-faith” planning efforts, appropriate for their activities and investments, to enable them to conform all of their activities and investments to the Volcker Rule and the final implementing rules by no later than the end of the compliance period. Although proprietary trading is not significant to our financial results, and we have reduced or exited certain businesses in anticipation of the final rules, the ultimate impact of the Volcker Rule on our trading and investment activities remains uncertain.

Critical Accounting Policies

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2011 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	the allowance for credit losses;
•	PCI loans;

•	the valuation of residential MSRs;

•	liability for mortgage loan repurchase losses;

•	the fair valuation of financial instruments; and

•	income taxes.

Management has reviewed and approved these critical accounting policies and has discussed these policies with the Board’s Audit and Examination Committee. These policies are described further in the “Financial Review – Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2011 Form 10-K.

Current Accounting Developments

The following accounting pronouncement has been issued by the FASB but is not yet effective:

•	Accounting Standards Update (ASU or Update) 2011-11, Disclosures about Offsetting Assets and Liabilities.

ASU 2011-11 expands the disclosure requirements for financial instruments and derivatives that may be offset in accordance with enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the statement of financial position. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the statement of financial position. These changes are effective for us in first quarter 2013 with retrospective application. This Update will not affect our consolidated financial results since it amends only the disclosure requirements for offsetting financial instruments.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements in this Report include, but are not limited to, statements we make about: (i) future results of the Company; (ii) our expectations regarding declines in noninterest expense, including the categories of noninterest expense expected to decline, beginning in second quarter 2012, as well as our targeted noninterest expense for fourth quarter 2012 as part of our expense management initiatives; (iii) future credit quality and expectations regarding future loan losses in our loan portfolios; our foreign loan exposure; the level and loss content of NPAs and nonaccrual loans; the adequacy of the allowance for credit losses, including our current expectation of future allowance releases in 2012; the recast risk in our Pick-a-Pay portfolio; and the reduction or mitigation of risk in our loan portfolios and the effects of loan modification programs; (iv) future capital levels and our estimate regarding our Tier 1 common equity ratio under proposed Basel III capital standards as of March 31, 2012; (v) the quality of our residential mortgage loan servicing portfolio, our mortgage repurchase exposure and exposure relating to our mortgage foreclosure practices; (vi) our expectations regarding the satisfaction of our obligations under our settlement with the Department of Justice and other federal and state government entities related to our mortgage servicing and foreclosure practices, including our estimates of the impact of the settlement on our future financial results; (vii) the expected outcome and impact of legal, regulatory and legislative developments, including the Dodd-Frank Act; and (viii) the Company’s plans, objectives and strategies, including our belief that we have more opportunity to increase cross-sell of our products.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•

current and future economic and market conditions, including the effects of further declines in housing prices and high unemployment rates, U. S. fiscal debt and budget matters, and the sovereign debt crisis and economic difficulties in Europe;

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

•

negative effects relating to our mortgage servicing and foreclosure practices, including our ability to meet our obligations under the settlement with the Department of Justice and other federal and state government entities, as well as changes in our procedures or practices and/or industry standards or practices, regulatory or judicial requirements, penalties or fines, increased servicing and other costs or obligations, including loan modification requirements, or delays or moratoriums on foreclosures;

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

•	our ability to realize all of the expected benefits of the Wachovia merger;

•	recognition of OTTI on securities held in our available-for-sale portfolio;

•	the effect of changes in interest rates on our net interest margin and our mortgage originations, MSRs and MHFS;

•	hedging gains or losses;

•	disruptions in the capital markets and reduced investor demand for mortgage loans;

•	our ability to sell more products to our customers;

•	the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	our election to provide support to our money market funds;

•	changes in the value of our venture capital investments;

•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied or interpreted;

•	mergers, acquisitions and divestitures;

•	changes in the Company’s credit ratings and changes in the credit quality of the Company’s customers or counterparties;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences from regulatory violations and legal actions;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks;

•	the loss of checking and savings account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin;

•	fiscal and monetary policies of the FRB; and
•	the other risk factors and uncertainties described under “Risk Factors” in our 2011 Form 10-K.

In addition to the above factors, we also caution that there is no assurance that our allowance for credit losses will be adequate to cover future credit losses, especially if housing prices decline and unemployment worsens. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.

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

Risk Factors

An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. For a discussion of risk factors, we refer you to the “Risk Factors” section of our 2011 Form 10-K, as well as to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Regulation and Supervision” section in our 2011 Form 10-K for more information about legislative and regulatory risks. Any factor described in this Report or in our 2011 Form 10-K could by itself, or together with other factors, adversely affect our financial results and condition, or the value of an investment in the Company. There are factors not discussed in this Report or in our 2011 Form 10-K that could adversely affect our financial results and condition.

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2012, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended March 31,
(in millions, except per share amounts)	2012	2011

Interest income
Trading assets	$377	350
Securities available for sale	2,088	2,164
Mortgages held for sale	459	437
Loans held for sale	9	12
Loans	9,197	9,387
Other interest income	125	122

Total interest income	12,255	12,472

Interest expense
Deposits	457	615
Short-term borrowings	16	26
Long-term debt	830	1,104
Other interest expense	64	76

Total interest expense	1,367	1,821

Net interest income	10,888	10,651
Provision for credit losses	1,995	2,210

Net interest income after provision for credit losses	8,893	8,441

Noninterest income
Service charges on deposit accounts	1,084	1,012
Trust and investment fees	2,839	2,916
Card fees	654	957
Other fees	1,095	989
Mortgage banking	2,870	2,016
Insurance	519	503
Net gains from trading activities	640	612
Net losses on debt securities available for sale (1)	(7)	(166)
Net gains from equity investments (2)	364	353
Operating leases	59	77
Other	631	409

Total noninterest income	10,748	9,678

Noninterest expense
Salaries	3,601	3,454
Commission and incentive compensation	2,417	2,347
Employee benefits	1,608	1,392
Equipment	557	632
Net occupancy	704	752
Core deposit and other intangibles	419	483
FDIC and other deposit assessments	357	305
Other	3,330	3,368

Total noninterest expense	12,993	12,733

Income before income tax expense	6,648	5,386
Income tax expense	2,328	1,572

Net income before noncontrolling interests	4,320	3,814
Less: Net income from noncontrolling interests	72	55

Wells Fargo net income	$4,248	3,759

Less: Preferred stock dividends and other	226	189

Wells Fargo net income applicable to common stock	$4,022	3,570

Per share information
Earnings per common share	$0.76	0.68
Diluted earnings per common share	0.75	0.67
Dividends declared per common share	0.22	0.12
Average common shares outstanding	5,282.6	5,278.8
Diluted average common shares outstanding	5,337.8	5,333.1

(1)	Total other-than-temporary impairment (OTTI) losses (gains) were $35 million and $(76) million for first quarter 2012 and 2011, respectively. Of total OTTI, losses of $50 million and $80 million were recognized in earnings, and gains of $(15) million and $(156) million were recognized as non-credit related OTTI in other comprehensive income for first quarter 2012 and 2011, respectively.
(2)	Includes OTTI losses of $15 million and $41 million for first quarter 2012 and 2011, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Comprehensive Income (Unaudited)

	Quarter ended March 31,
(in millions)	2012	2011

Wells Fargo net income	$4,248	3,759

Other comprehensive income, before tax:
Foreign currency translation adjustments (1)
Net unrealized gains (losses) arising during the period	10	24
Securities available for sale:
Net unrealized gains (losses) arising during the period	1,874	498
Reclassification of (gains) losses included in net income	(226)	51
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	42	(4)
Reclassification of net (gains) losses on cash flow hedges included in net income	(107)	(156)
Defined benefit plans adjustment
Net actuarial gains (losses) arising during the period	(5)	(1)
Amortization of net actuarial (gain) loss and prior service cost included in net income	36	24

Other comprehensive income, before tax	1,624	436
Income tax expense related to OCI	(611)	(157)

Other comprehensive income, net of tax	1,013	279
Less: Other comprehensive income from noncontrolling interests	4	(4)

Wells Fargo other comprehensive income, net of tax	1,009	283

Wells Fargo comprehensive income	5,257	4,042
Comprehensive income from noncontrolling interests	76	51

Total comprehensive income	$5,333	4,093

(1)	There was no sale or liquidation of an investment in a foreign entity, and therefore no reclassification adjustment for the quarters ended March 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	Mar. 31,	Dec. 31,
(in millions, except shares)	2012	2011

Assets
Cash and due from banks	$17,000	19,440
Federal funds sold, securities purchased under resale agreements and other short-term investments	74,143	44,367
Trading assets	75,696	77,814
Securities available for sale	230,266	222,613
Mortgages held for sale (includes $39,183 and $44,791 carried at fair value)	43,449	48,357
Loans held for sale (includes $796 and $1,176 carried at fair value)	958	1,338

Loans (includes $6,037 and $5,916 carried at fair value)	766,521	769,631
Allowance for loan losses	(18,852)	(19,372)

Net loans	747,669	750,259

Mortgage servicing rights:
Measured at fair value	13,578	12,603
Amortized	1,074	1,408
Premises and equipment, net	9,291	9,531
Goodwill	25,140	25,115
Other assets	95,535	101,022

Total assets (1)	$1,333,799	1,313,867

Liabilities
Noninterest-bearing deposits	$255,013	244,003
Interest-bearing deposits	675,254	676,067

Total deposits	930,267	920,070
Short-term borrowings	50,964	49,091
Accrued expenses and other liabilities	75,967	77,665
Long-term debt	129,752	125,354

Total liabilities (2)	1,186,950	1,172,180

Equity
Wells Fargo stockholders’ equity:
Preferred stock	12,101	11,431
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,405,043,212 shares and 5,358,522,061 shares	9,008	8,931
Additional paid-in capital	57,569	55,957
Retained earnings	67,239	64,385
Cumulative other comprehensive income	4,216	3,207
Treasury stock – 103,542,034 shares and 95,910,425 shares	(2,958)	(2,744)
Unearned ESOP shares	(1,659)	(926)

Total Wells Fargo stockholders’ equity	145,516	140,241
Noncontrolling interests	1,333	1,446

Total equity	146,849	141,687

Total liabilities and equity	$1,333,799	1,313,867

(1)	Our consolidated assets at March 31, 2012 and December 31, 2011, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $378 million and $321 million; Trading assets, $130 million and $293 million; Securities available for sale, $3.1 billion and $3.3 billion; Mortgages held for sale, $549 million and $444 million; Net loans, $12.0 billion and $12.0 billion; Other assets, $533 million and $1.9 billion, and Total assets, $16.6 billion and $18.2 billion, respectively.
(2)	Our consolidated liabilities at March 31, 2012 and December 31, 2011, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $25 million and $24 million; Accrued expenses and other liabilities, $120 million and $175 million; Long-term debt, $4.1 billion and $4.9 billion; and Total liabilities, $4.2 billion and $5.1 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance January 1, 2011	10,185,303	$8,689	5,262,283,228	$8,787
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			24,788,653	41
Common stock repurchased			(1,687,371)
Preferred stock issued to ESOP	1,200,000	1,200
Preferred stock released by ESOP
Preferred stock converted to common shares	(492,873)	(493)	15,493,396	26
Preferred stock issued	25,010	2,501
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	732,137	3,208	38,594,678	67
Balance March 31, 2011	10,917,440	$11,897	5,300,877,906	$8,854

Balance December 31, 2011	10,450,690	$11,431	5,262,611,636	$8,931
Cumulative effect of fair value election for certain residential mortgage servicing rights
Balance January 1, 2012	10,450,690	11,431	5,262,611,636	8,931
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			38,592,451	64
Common stock repurchased			(7,631,609)
Preferred stock issued to ESOP	940,000	940
Preferred stock released by ESOP
Preferred stock converted to common shares	(269,694)	(270)	7,928,700	13
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	670,306	670	38,889,542	77
Balance March 31, 2012	11,120,996	$12,101	5,301,501,178	$9,008

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity
53,426	51,918	4,738	(487)	(663)	126,408	1,481	127,889
	3,759				3,759	55	3,814
		283			283	(4)	279
(35)					(35)	(60)	(95)
593					634		634
			(55)		(55)		(55)
102				(1,302)	-		-
(42)				535	493		493
467					-		-
					2,501		2,501
4	(638)				(634)		(634)
	(184)				(184)		(184)
54					54		54
261					261		261
(15)			1		(14)		(14)
1,389	2,937	283	(54)	(767)	7,063	(9)	7,054
54,815	54,855	5,021	(541)	(1,430)	133,471	1,472	134,943

55,957	64,385	3,207	(2,744)	(926)	140,241	1,446	141,687

	2				2		2
55,957	64,387	3,207	(2,744)	(926)	140,243	1,446	141,689
	4,248				4,248	72	4,320
		1,009			1,009	4	1,013
(6)					(6)	(189)	(195)
815					879		879
150			(214)		(64)		(64)
88				(1,028)	-		-
(25)				295	270		270
257					-		-
12	(1,177)				(1,165)		(1,165)
	(219)				(219)		(219)
104					104		104
269					269		269
(52)					(52)		(52)
1,612	2,852	1,009	(214)	(733)	5,273	(113)	5,160
57,569	67,239	4,216	(2,958)	(1,659)	145,516	1,333	146,849

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Quarter ended March 31,
(in millions)	2012	2011
Cash flows from operating activities:
Net income before noncontrolling interests	$4,320	3,814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,995	2,210
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	(1,007)	(586)
Depreciation and amortization	649	477
Other net gains	(1,663)	(1,354)
Preferred stock released by ESOP	270	493
Stock incentive compensation expense	269	261
Excess tax benefits related to stock option payments	(98)	(55)
Originations of MHFS	(123,671)	(79,389)
Proceeds from sales of and principal collected on mortgages originated for sale	91,464	88,264
Originations of LHFS	(5)	-
Proceeds from sales of and principal collected on LHFS	2,893	2,299
Purchases of LHFS	(2,095)	(2,313)
Net change in:
Trading assets	43,480	5,826
Deferred income taxes	87	539
Accrued interest receivable	(113)	(156)
Accrued interest payable	184	14
Other assets, net	5,561	2,389
Other accrued expenses and liabilities, net	(6,615)	(5,522)
Net cash provided by operating activities	15,905	17,211
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(29,776)	(12,404)
Securities available for sale:
Sales proceeds	4,242	15,361
Prepayments and maturities	12,317	11,651
Purchases	(18,156)	(18,831)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(3,103)	(214)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	2,193	2,165
Purchases (including participations) of loans by banking subsidiaries	(2,423)	(644)
Principal collected on nonbank entities’ loans	2,003	2,546
Loans originated by nonbank entities	(1,620)	(1,904)
Net cash paid for acquisitions	(426)	-
Proceeds from sales of foreclosed assets	2,365	1,642
Changes in MSRs from purchases and sales	(14)	(45)
Other, net	(563)	1,909
Net cash provided (used) by investing activities	(32,961)	1,232
Cash flows from financing activities:
Net change in:
Deposits	10,194	(10,280)
Short-term borrowings	1,488	(664)
Long-term debt:
Proceeds from issuance	8,999	5,217
Repayment	(5,237)	(13,933)
Preferred stock:
Proceeds from issuance	-	2,501
Cash dividends paid	(286)	(251)
Common stock:
Proceeds from issuance	879	634
Repurchased	(64)	(55)
Cash dividends paid	(1,165)	(634)
Excess tax benefits related to stock option payments	98	55
Net change in noncontrolling interests	(290)	(99)
Net cash provided (used) by financing activities	14,616	(17,509)
Net change in cash and due from banks	(2,440)	934
Cash and due from banks at beginning of period	19,440	16,044
Cash and due from banks at end of period	$17,000	16,978
Supplemental cash flow disclosures:
Cash paid for interest	$1,183	1,807
Cash paid for income taxes	333	144

The accompanying notes are an integral part of these statements. See Note 1 for noncash activities.

See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Statements and related Notes of this Form 10-Q.

Note 1: Summary of Significant Accounting Policies

Wells Fargo & Company is a diversified financial services company. We provide banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage, and consumer and commercial finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states, the District of Columbia, and in other countries. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us,” we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company. We also hold a majority interest in a real estate investment trust, which has publicly traded preferred stock outstanding.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5), valuations of residential mortgage servicing rights (MSRs) (Notes 7 and 8) and financial instruments (Note 13), liability for mortgage loan repurchase losses (Note 8) and income taxes. Actual results could differ from those estimates.

The information furnished in these unaudited interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

Accounting Standards Adopted in 2012

In first quarter 2012, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2011-05, Presentation of Comprehensive Income;
•	ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05;
•	ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs; and
•	ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.

ASU 2011-05 eliminates the option for companies to include the components of other comprehensive income in the statement of changes in stockholders’ equity. This Update requires entities to present the components of comprehensive income in either a single statement or in two separate statements, with the statement of other comprehensive income (OCI) immediately following the statement of income. This Update also requires companies to present amounts reclassified out of OCI and into net income on the face of the statement of income. In December 2011, the FASB issued ASU 2011-12, which defers indefinitely the requirement to present reclassification adjustments on the statement of income. We adopted the remaining provisions in first quarter 2012 with retrospective application. This Update did not affect our consolidated financial results as it amends only the presentation of comprehensive income.

ASU 2011-04 modifies accounting guidance and expands existing disclosure requirements for fair value measurements. This Update clarifies how fair values should be measured for instruments classified in stockholders’ equity and under what circumstances premiums and discounts should be applied in fair value measurements. This Update also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. ASU 2011-04 requires new disclosures for financial instruments classified as Level 3, including: 1) quantitative information about unobservable inputs used in measuring fair value, 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs, and 3) a description of valuation processes used. This Update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. We adopted this guidance in first quarter 2012 with prospective application, resulting in expanded fair value disclosures. The measurement clarifications of this Update did not have a material effect on our consolidated financial statements.

Note 1: Summary of Significant Accounting Policies (continued)

ASU 2011-03 amends the criteria companies use to determine if repurchase and similar agreements should be accounted for as sales or financings. Specifically, this Update removes the criterion for transferors to have the ability to meet contractual obligations through collateral maintenance provisions, even if transferees fail to return transferred assets pursuant to the agreements. We adopted this guidance in first quarter 2012 with prospective application to new transactions and existing transactions modified on or after January 1, 2012. This Update did not have a material effect on our consolidated financial statements.

Accounting Standards with Retrospective Application

The following accounting pronouncement has been issued by the FASB but is not yet effective:

•	Accounting Standards Update (ASU or Update) 2011-11, Disclosures about Offsetting Assets and Liabilities.

ASU 2011-11 expands the disclosure requirements for financial instruments and derivatives that may be offset in accordance with enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the statement of financial position. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the statement of financial position. These changes are effective for us in first quarter 2013 with retrospective application. This Update will not affect our consolidated financial results since it amends only the disclosure requirements for offsetting financial instruments.

Significant Accounting Policy Update

In first quarter 2012, we implemented the Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties (Interagency Guidance), which was issued on January 31, 2012. As a result, we aligned our nonaccrual accounting policy with this guidance to accelerate the timing of placing junior lien loans on nonaccrual to coincide with the timing of placing the related real estate 1-4 family first mortgage loans on nonaccrual. Our updated nonaccrual policy is as follows:

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off and no restructuring has occurred; or
•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

There have been no other material changes to our significant accounting policies, as discussed in Note 1 in our 2011 Form 10-K.

Private Share Repurchases

In December 2011, we entered into a private forward repurchase contract with an unrelated third party. This contract settled for approximately 6 million shares of our common stock in first quarter 2012 and met accounting requirements to be treated as a permanent equity transaction. We entered into this contract to complement our open-market common stock repurchase strategies, to allow us to manage our share repurchases in a manner consistent with our capital plan submitted under the 2011 Comprehensive Capital Analysis and Review (CCAR), and to provide an economic benefit to the Company. In connection with this contract, we paid $150 million to the counterparty, which was recorded in permanent equity and was not subject to re-measurement. This up-front payment received permanent equity treatment in the quarter paid and thus assured appropriate repurchase timing, consistent with our 2011 capital plan which contemplated a fixed dollar amount available per quarter for share repurchases pursuant to Federal Reserve Board (FRB) supervisory guidance. In return, the counterparty agreed to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. The counterparty had the right to accelerate settlement with delivery of shares prior to the contractual settlement. There were no scenarios where the contracts would not either physically settle in shares or allow us to choose the settlement method.

In April 2012 we entered into a similar private forward repurchase contract and paid $350 million to an unrelated third party. This contract expires in third quarter 2012; however, the counterparty has the right to accelerate settlement. The amount we paid to the counterparty meets accounting requirements to be treated as a permanent equity reduction.

SUPPLEMENTAL CASH FLOW INFORMATION  Noncash activities are presented below, including information on transfers affecting MHFS, LHFS, and MSRs.

	Quarter ended March 31,
(in millions)	2012	2011

Transfers from loans to securities available for sale	$588	-
Trading assets retained from securitization of MHFS	41,362	12,302
Capitalization of MSRs from sale of MHFS	1,484	1,291
Transfers from MHFS to foreclosed assets	59	40
Transfers from loans to MHFS	1,355	25
Transfers from loans to LHFS	36	106
Transfers from loans to foreclosed assets	2,335	1,237
Changes in consolidations of variable interest entities:
Securities available for sale	-	9
Loans	(515)	(210)
Long-term debt	(515)	(204)

SUBSEQUENT EVENTS  We have evaluated the effects of subsequent events that have occurred subsequent to period end March 31, 2012, and there have been no material events that would require recognition in our first quarter 2012 consolidated financial statements or disclosure in the Notes to the financial statements. We entered into a private forward contract in April 2012 as discussed in the “Private Share Repurchases” section of this Note.

Note 2: Business Combinations

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional contingent consideration related to acquisitions, which is considered to be a guarantee, see Note 10.

In first quarter 2012, we completed two acquisitions with combined total assets of $881 million consisting of an asset based lending business with total assets of $874 million and a global investments business with total assets of $7 million. In April 2012, we completed one business combination with total assets of approximately $3.7 billion and announced the pending acquisition of a prime brokerage and technology provider, with assets of approximately $280 million that we expect to complete in third quarter 2012.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments

The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Mar. 31,	Dec. 31,
(in millions)	2012	2011

Federal funds sold and securities purchased under resale agreements	$27,748	24,255
Interest-earning deposits	44,788	18,917
Other short-term investments	1,607	1,195

Total	$74,143	44,367

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

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

March 31, 2012

Securities of U.S. Treasury and federal agencies	$4,642	43	(7)	4,678
Securities of U.S. states and political subdivisions	33,809	915	(487)	34,237
Mortgage-backed securities:
Federal agencies	98,409	4,293	(37)	102,665
Residential	16,491	1,582	(244)	17,829
Commercial	17,758	1,504	(605)	18,657

Total mortgage-backed securities	132,658	7,379	(886)	139,151

Corporate debt securities	19,274	1,034	(135)	20,173
Collateralized debt obligations (1)	9,031	366	(234)	9,163
Other (2)	19,426	456	(171)	19,711

Total debt securities	218,840	10,193	(1,920)	227,113

Marketable equity securities:
Perpetual preferred securities	2,224	224	(43)	2,405
Other marketable equity securities	511	238	(1)	748

Total marketable equity securities	2,735	462	(44)	3,153

Total	$221,575	10,655	(1,964)	230,266

December 31, 2011

Securities of U.S. Treasury and federal agencies	$6,920	59	(11)	6,968
Securities of U.S. states and political subdivisions	32,307	1,169	(883)	32,593
Mortgage-backed securities:
Federal agencies	92,279	4,485	(10)	96,754
Residential	16,997	1,253	(414)	17,836
Commercial	17,829	1,249	(928)	18,150

Total mortgage-backed securities	127,105	6,987	(1,352)	132,740

Corporate debt securities	17,921	769	(286)	18,404
Collateralized debt obligations (1)	8,650	298	(349)	8,599
Other (2)	19,739	378	(225)	19,892

Total debt securities	212,642	9,660	(3,106)	219,196
Marketable equity securities:
Perpetual preferred securities	2,396	185	(54)	2,527
Other marketable equity securities	533	366	(9)	890

Total marketable equity securities	2,929	551	(63)	3,417

Total	$215,571	10,211	(3,169)	222,613

(1)	Includes collateralized loan obligations with a cost basis and fair value of $8.5 billion and $8.6 billion, respectively, at March 31, 2012, and $8.1 billion for both cost basis and fair value, at December 31, 2011.
(2)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $6.9 billion and $7.0 billion, respectively, at March 31, 2012, and $6.7 billion and $6.7 billion, respectively, at December 31, 2011. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $829 million and $955 million, respectively, at March 31, 2012, and $846 million and $932 million, respectively, at December 31, 2011. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.

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

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

March 31, 2012

Securities of U.S. Treasury and federal agencies	$(7)	3,562	-	-	(7)	3,562
Securities of U.S. states and political subdivisions	(77)	3,059	(410)	4,072	(487)	7,131
Mortgage-backed securities:
Federal agencies	(35)	9,621	(2)	761	(37)	10,382
Residential	(8)	971	(236)	3,565	(244)	4,536
Commercial	(46)	717	(559)	4,295	(605)	5,012

Total mortgage-backed securities	(89)	11,309	(797)	8,621	(886)	19,930
Corporate debt securities	(63)	2,143	(72)	256	(135)	2,399
Collateralized debt obligations	(54)	2,622	(180)	771	(234)	3,393
Other	(41)	2,819	(130)	679	(171)	3,498

Total debt securities	(331)	25,514	(1,589)	14,399	(1,920)	39,913

Marketable equity securities:
Perpetual preferred securities	(12)	236	(31)	543	(43)	779
Other marketable equity securities	-	-	(1)	3	(1)	3

Total marketable equity securities	(12)	236	(32)	546	(44)	782

Total	$(343)	25,750	(1,621)	14,945	(1,964)	40,695

December 31, 2011

Securities of U.S. Treasury and federal agencies	$(11)	5,473	-	-	(11)	5,473
Securities of U.S. states and political subdivisions	(229)	8,501	(654)	4,348	(883)	12,849
Mortgage-backed securities:
Federal agencies	(7)	2,392	(3)	627	(10)	3,019
Residential	(80)	3,780	(334)	3,440	(414)	7,220
Commercial	(157)	3,183	(771)	3,964	(928)	7,147

Total mortgage-backed securities	(244)	9,355	(1,108)	8,031	(1,352)	17,386

Corporate debt securities	(205)	8,107	(81)	167	(286)	8,274
Collateralized debt obligations	(150)	4,268	(199)	613	(349)	4,881
Other	(55)	3,002	(170)	841	(225)	3,843

Total debt securities	(894)	38,706	(2,212)	14,000	(3,106)	52,706

Marketable equity securities:
Perpetual preferred securities	(13)	316	(41)	530	(54)	846
Other marketable equity securities	(9)	61	-	-	(9)	61

Total marketable equity securities	(22)	377	(41)	530	(63)	907

Total	$(916)	39,083	(2,253)	14,530	(3,169)	53,613

We do not have the intent to sell any securities included in the previous table. For debt securities included in the table, we have concluded it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. We have assessed each security with gross unrealized losses for credit impairment. For debt securities, we evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities’ amortized cost basis. For equity securities, we consider numerous factors in determining whether impairment exists, including our intent and ability to hold the securities for a period of time sufficient to recover the cost basis of the securities.

For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 5 in our 2011 Form 10-K. There have been no material changes to our methodologies for assessing impairment in first quarter 2012.

SECURITIES OF U.S. TREASURY AND FEDERAL AGENCIES AND FEDERAL AGENCY MORTGAGE-BACKED SECURITIES (MBS) The unrealized losses associated with U.S. Treasury and federal agency securities and federal agency MBS are primarily driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government.

SECURITIES OF U.S. STATES AND POLITICAL SUBDIVISIONS The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in interest rates and not due to the credit quality of the securities. Substantially all of these investments are investment grade. The securities were generally underwritten in accordance with our own investment standards prior to the decision to purchase. Some of these securities are guaranteed by a bond insurer, but we did not rely on this guarantee in making our investment decision. These investments will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities.

RESIDENTIAL AND COMMERCIAL MBS The unrealized losses associated with private residential MBS and commercial MBS are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities and/or prepayment rates. We estimate losses to a security by forecasting the underlying mortgage loans in each transaction. We use forecasted loan performance to project cash flows to the various tranches in the structure. We also consider cash flow forecasts and, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost basis of these securities.

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

COLLATERALIZED DEBT OBLIGATIONS (CDOs) The unrealized losses associated with CDOs relate to securities primarily backed by commercial, residential or other consumer collateral. The unrealized losses are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities and prepayment rates. We also consider cash flow forecasts and, as applicable, independent industry analyst reports and forecasts, sector credit ratings, and other independent market data. Based upon our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost basis of these securities.

OTHER DEBT SECURITIES The unrealized losses associated with other debt securities primarily relate to other asset-backed securities. The losses are primarily driven by changes in projected collateral losses, credit spreads and interest rates. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities and prepayment rates. Based upon our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost basis of these securities.

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

OTHER SECURITIES AVAILABLE FOR SALE MATTERS The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the residential and commercial MBS or other securities deteriorate and our credit enhancement levels do not provide sufficient protection to our contractual principal and interest. As a result, there is a risk that significant OTTI may occur in the future.

Note 4: Securities Available for Sale (continued)

The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $128 million and $1.8 billion, respectively, at March 31, 2012, and $207 million and $6.2 billion, respectively, at December 31, 2011. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

March 31, 2012

Securities of U.S. Treasury and federal agencies	$(7)	3,562	-	-
Securities of U.S. states and political subdivisions	(410)	6,614	(77)	517
Mortgage-backed securities:
Federal agencies	(37)	10,382	-	-
Residential	(7)	963	(237)	3,573
Commercial	(231)	4,012	(374)	1,000

Total mortgage-backed securities	(275)	15,357	(611)	4,573

Corporate debt securities	(38)	1,705	(97)	694
Collateralized debt obligations	(102)	3,131	(132)	262
Other	(144)	3,351	(27)	147

Total debt securities	(976)	33,720	(944)	6,193
Perpetual preferred securities	(41)	765	(2)	14

Total	$(1,017)	34,485	(946)	6,207

December 31, 2011

Securities of U.S. Treasury and federal agencies	$(11)	5,473	-	-
Securities of U.S. states and political subdivisions	(781)	12,093	(102)	756
Mortgage-backed securities:
Federal agencies	(10)	3,019	-	-
Residential	(39)	2,503	(375)	4,717
Commercial	(429)	6,273	(499)	874

Total mortgage-backed securities	(478)	11,795	(874)	5,591

Corporate debt securities	(165)	7,156	(121)	1,118
Collateralized debt obligations	(185)	4,597	(164)	284
Other	(186)	3,458	(39)	385

Total debt securities	(1,806)	44,572	(1,300)	8,134
Perpetual preferred securities	(53)	833	(1)	13

Total	$(1,859)	45,405	(1,301)	8,147

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

			Remaining contractual maturity
	Total	Weighted- average	Within one year		After one year through five years		After five years through ten years		After ten years

(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

March 31, 2012

Securities of U.S. Treasury and federal agencies	$4,678	0.97%	$57	0.50%	$4,170	0.81%	$416	2.41%	$35	3.96%
Securities of U.S. states and political subdivisions	34,237	4.85	1,040	3.57	11,500	2.29	3,036	5.39	18,661	6.41
Mortgage-backed securities:
Federal agencies	102,665	4.26	1	6.19	265	4.33	1,294	3.09	101,105	4.27
Residential	17,829	4.45	-	-	-	-	661	2.20	17,168	4.54
Commercial	18,657	5.40	-	-	16	5.46	116	3.44	18,525	5.41

Total mortgage-backed securities	139,151	4.44	1	6.19	281	4.39	2,071	2.82	136,798	4.46

Corporate debt securities	20,173	4.50	737	5.26	12,219	3.29	5,275	6.54	1,942	6.29
Collateralized debt obligations	9,163	1.09	-	-	570	1.17	7,299	1.00	1,294	1.55
Other	19,711	1.76	450	0.38	12,210	1.64	3,780	2.02	3,271	2.09

Total debt securities at fair value	$227,113	4.07%	$2,285	3.41%	$40,950	2.24%	$21,877	3.32%	$162,001	4.64%

December 31, 2011

Securities of U.S. Treasury and federal agencies	$6,968	0.91%	$57	0.48%	$6,659	0.84%	$194	2.73%	$58	3.81%
Securities of U.S. states and political subdivisions	32,593	4.94	520	3.02	11,679	2.90	2,692	5.31	17,702	6.28
Mortgage-backed securities:
Federal agencies	96,754	4.39	1	6.47	442	4.02	1,399	3.07	94,912	4.42
Residential	17,836	4.51	-	-	-	-	640	1.88	17,196	4.61
Commercial	18,150	5.40	-	-	-	-	87	3.33	18,063	5.41

Total mortgage-backed securities	132,740	4.55	1	6.47	442	4.02	2,126	2.72	130,171	4.58

Corporate debt securities	18,404	4.64	815	5.57	11,022	3.40	4,691	6.67	1,876	6.38
Collateralized debt obligations	8,599	1.10	-	-	540	1.61	6,813	1.00	1,246	1.42
Other	19,892	1.89	506	2.29	12,963	1.75	3,149	2.04	3,274	2.29

Total debt securities at fair value	$219,196	4.12%	$1,899	3.85%	$43,305	2.36%	$19,665	3.31%	$154,327	4.72%

Note 4: Securities Available for Sale (continued)

Realized Gains and Losses

The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the securities available-for-sale portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity securities (see Note 6 – Other Assets).

	Quarter ended March 31,
(in millions)	2012	2011
Gross realized gains	$281	70
Gross realized losses	(4)	(42)
OTTI write-downs	(51)	(80)
Net realized gains (losses) from securities available for sale	226	(52)
Net realized gains from private equity investments	131	239
Net realized gains from debt securities and equity investments	$357	187

Other-Than-Temporary Impairment

The following table shows the detail of total OTTI write-downs included in earnings for debt securities and marketable and nonmarketable equity securities.

	Quarter ended March 31,
(in millions)	2012	2011

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$-	-
Mortgage-backed securities:
Residential	14	62
Commercial	30	14
Corporate debt securities	1	-
Collateralized debt obligations	-	-
Other debt securities	5	4

Total debt securities	50	80

Equity securities:
Marketable equity securities:
Perpetual preferred securities	1	-

Total marketable equity securities	1	-

Total securities available for sale	51	80

Nonmarketable equity securities	14	41

Total OTTI write-downs included in earnings	$65	121

Other-Than-Temporarily Impaired Debt Securities

The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the related changes in OCI for the same securities.

	Quarter ended March 31,
(in millions)	2012	2011

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$50	79
Intent-to-sell OTTI	-	1

Total recorded as part of gross realized losses	50	80

Recorded directly to OCI for non-credit-related impairment:
U.S. states and political subdivisions	-	-
Residential mortgage-backed securities	(9)	(104)
Commercial mortgage-backed securities	(6)	(53)
Corporate debt securities	(1)	-
Other debt securities	1	1

Total recorded directly to OCI for increase (decrease) in non-credit-related impairment (1)	(15)	(156)

Total OTTI losses (gains) recorded on debt securities	$35	(76)

(1)	Represents amounts recorded to OCI on debt securities in periods OTTI write-downs have occurred. Changes in fair value in subsequent periods on such securities, to the extent additional credit-related OTTI did not occur, are not reflected in this total. Increases represent OTTI write-downs recorded to OCI on debt securities in the periods non-credit related impairment has occurred. Decreases represent partial recoveries in the fair value of securities due to factors other than credit, where the increase in fair value was not sufficient to recover the full amount of the unrealized loss on such securities.

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

Changes in the credit loss component of credit-impaired debt securities that we do not intend to sell were:

	Quarter ended March 31,
(in millions)	2012	2011

Credit loss component, beginning of period	$1,272	1,043
Additions:
Initial credit impairments	5	11
Subsequent credit impairments	45	68

Total additions	50	79

Reductions:
For securities sold	(12)	(23)
For recoveries of previous credit impairments (1)	(8)	(12)

Total reductions	(20)	(35)

Credit loss component, end of period	$1,302	1,087

(1)	Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 4: Securities Available for Sale (continued)

To determine credit impairment losses for asset-backed securities (e.g., residential MBS), we estimate expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets (NPAs), future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the security’s current effective interest rate to arrive at a present value amount. Total credit impairment losses on residential MBS that we do not intend to sell are shown in the table below. The table also presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for residential MBS.

	Quarter ended March 31,
($ in millions)	2012	2011

Credit impairment losses on residential MBS
Investment grade	$-	5
Non-investment grade	14	57

Total credit impairment losses on residential MBS	$14	62

Significant inputs (non-agency – non-investment grade MBS)
Expected remaining life of loan losses (1):
Range (2)	1-44%	2-26
Credit impairment distribution (3):
0 - 10% range	46	57
10 - 20% range	11	25
20 - 30% range	1	18
Greater than 30%	42	-
Weighted average (4)	9	9
Current subordination levels (5):
Range (2)	0-57	0-11
Weighted average (4)	2	5
Prepayment speed (annual CPR (6)):
Range (2)	5-29	5-15
Weighted average (4)	15	10

(1)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.
(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(3)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example, 46% of credit impairment losses recognized in earnings for the quarter ended March 31, 2012, had expected remaining life of loan loss assumptions of 0 to 10%.
(4)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(5)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(6)	Constant prepayment rate.

Note 5: Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $8.9 billion and $9.3 billion at March 31, 2012 and December 31, 2011, respectively for unearned income, net deferred loan fees, and unamortized discounts and premiums. Outstanding balances also include PCI loans net of any remaining purchase accounting adjustments. Information about PCI loans is presented separately in the “Purchased Credit-Impaired Loans” section of this Note.

(in millions)	Mar. 31, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$168,546	167,216
Real estate mortgage	105,874	105,975
Real estate construction	18,549	19,382
Lease financing	13,143	13,117
Foreign (1)	39,637	39,760

Total commercial	345,749	345,450

Consumer:
Real estate 1-4 family first mortgage	228,885	228,894
Real estate 1-4 family junior lien mortgage	83,173	85,991
Credit card	21,998	22,836
Other revolving credit and installment	86,716	86,460

Total consumer	420,772	424,181

Total loans	$766,521	769,631

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

The following table summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale at lower of cost or market. This loan activity primarily includes purchases or sales of commercial loan participation interests, whereby we receive or transfer a portion of a loan after origination. The table excludes PCI loans and loans recorded at fair value, including loans originated for sale because their loan activity normally does not impact the allowance for credit losses.

	Quarter ended March 31,
	2012			2011
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Loans - held for investment:
Purchases	$1,956	83	2,039	644	-	644
Sales	(1,820)	(153)	(1,973)	(1,571)	(1)	(1,572)
Transfers to MHFS/LHFS (1)	(36)	(1)	(37)	(106)	(25)	(131)

(1)	The “Purchases” and “Transfers to MHFS/LHFS” categories exclude activity in government insured/guaranteed loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the GNMA pools. These loans have different risk characteristics from the rest of our consumer portfolio, whereby this activity does not impact the allowance for loan losses in the same manner because the loans are insured by the FHA or are guaranteed by the VA. On a net basis, this activity was $3.5 billion and $2.2 billion for the quarters ended March 31, 2012 and 2011, respectively.

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

Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, losses are estimated collectively for groups of loans with similar characteristics, individually or pooled for impaired loans or, for PCI loans, based on the changes in cash flows expected to be collected.

Our allowance levels are influenced by loan volumes, loan grade migration or delinquency status, historic loss experience influencing loss factors, and other conditions influencing loss expectations, such as economic conditions.

COMMERCIAL PORTFOLIO SEGMENT ACL METHODOLOGY Generally, commercial loans are assessed for estimated losses by

Note 5: Loans and Allowance for Credit Losses (continued)

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

The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a troubled debt restructuring (TDR), whether on accrual or nonaccrual status.

CONSUMER PORTFOLIO SEGMENT ACL METHODOLOGY For consumer loans, not identified as a TDR, we determine the allowance predominantly on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics, such as residential real estate mortgages and credit cards. As appropriate and to achieve greater accuracy, we may further stratify selected portfolios by sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. We use assumptions for these pools in our forecast models, such as historic delinquency and default, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.

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

We separately estimate impairment for consumer loans that have been modified in a TDR (including trial modifications), whether on accrual or nonaccrual status.

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

Impaired loans, which predominantly include nonaccrual commercial loans and any loans that have been modified in a TDR, have an estimated allowance calculated as the difference, if any, between the impaired value of the loan and the recorded investment in the loan. The impaired value of the loan is generally calculated as the present value of expected future cash flows from principal and interest which incorporates expected lifetime losses, discounted at the loan’s effective interest rate. The allowance for an impaired loan that was modified a TDR may be lower than the previously established allowance for that loan due to benefits received through modification, such as lower probability of default and/or severity of loss, and the impact of prior charge-offs or charge-offs at the time of the modification that may reduce or eliminate the need for an allowance.

Commercial and consumer PCI loans may require an allowance subsequent to their acquisition. This allowance requirement is due to decreases in expected principal and interest cash flows (other than due to decreases in interest rate indices and changes in prepayment assumptions).

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31,
(in millions)	2012	2011

Balance, beginning of period	$19,668	23,463
Provision for credit losses	1,995	2,210
Interest income on certain impaired loans (1)	(87)	(83)
Loan charge-offs:
Commercial:
Commercial and industrial	(359)	(468)
Real estate mortgage	(82)	(179)
Real estate construction	(80)	(119)
Lease financing	(8)	(13)
Foreign	(29)	(39)

Total commercial	(558)	(818)

Consumer:
Real estate 1-4 family first mortgage	(828)	(1,015)
Real estate 1-4 family junior lien mortgage	(820)	(1,046)
Credit card	(301)	(448)
Other revolving credit and installment	(373)	(500)

Total consumer	(2,322)	(3,009)

Total loan charge-offs	(2,880)	(3,827)

Loan recoveries:
Commercial:
Commercial and industrial	103	114
Real estate mortgage	36	27
Real estate construction	13	36
Lease financing	6	7
Foreign	15	11

Total commercial	173	195

Consumer:
Real estate 1-4 family first mortgage	37	111
Real estate 1-4 family junior lien mortgage	57	52
Credit card	59	66
Other revolving credit and installment	159	193

Total consumer	312	422

Total loan recoveries	485	617

Net loan charge-offs (2)	(2,395)	(3,210)

Allowances related to business combinations/other	(52)	3

Balance, end of period	$19,129	22,383

Components:
Allowance for loan losses	$18,852	21,983
Allowance for unfunded credit commitments	277	400

Allowance for credit losses (3)	$19,129	22,383

Net loan charge-offs (annualized) as a percentage of average total loans (2)	1.25%	1.73
Allowance for loan losses as a percentage of total loans (3)	2.46	2.93
Allowance for credit losses as a percentage of total loans (3)	2.50	2.98

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.
(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.
(3)	The allowance for credit losses includes $245 million and $257 million at March 31, 2012 and 2011, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

Note 5: Loans and Allowance for Credit Losses (continued)

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Quarter ended March 31,
	2012			2011
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Balance, beginning of period	$6,358	13,310	19,668	8,169	15,294	23,463
Provision for credit losses	188	1,807	1,995	472	1,738	2,210
Interest income on certain impaired loans	(31)	(56)	(87)	(45)	(38)	(83)

Loan charge-offs	(558)	(2,322)	(2,880)	(818)	(3,009)	(3,827)
Loan recoveries	173	312	485	195	422	617

Net loan charge-offs	(385)	(2,010)	(2,395)	(623)	(2,587)	(3,210)

Allowance related to business combinations/other	-	(52)	(52)	-	3	3

Balance, end of period	$6,130	12,999	19,129	7,973	14,410	22,383

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

March 31, 2012

Collectively evaluated (1)	$3,939	8,415	12,354	329,382	373,918	703,300
Individually evaluated (2)	2,014	4,516	6,530	10,113	17,574	27,687
PCI (3)	177	68	245	6,254	29,280	35,534

Total	$6,130	12,999	19,129	345,749	420,772	766,521

December 31, 2011

Collectively evaluated (1)	$4,060	8,699	12,759	328,117	376,785	704,902
Individually evaluated (2)	2,133	4,545	6,678	10,566	17,444	28,010
PCI (3)	165	66	231	6,767	29,952	36,719

Total	$6,358	13,310	19,668	345,450	424,181	769,631

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

The majority of credit quality indicators are based on March 31, 2012 information, with the exception of updated FICO and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than December 31, 2011.

COMMERCIAL CREDIT QUALITY INDICATORS In addition to monitoring commercial loan concentration risk, we manage a consistent process for assessing commercial loan credit quality. Generally, commercial loans are subject to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to Pass and Criticized categories. The Criticized category includes Special Mention, Substandard, and Doubtful categories which are defined by bank regulatory agencies.

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $28.0 billion in criticized commercial real estate (CRE) loans, $5.8 billion has been placed on nonaccrual status and written down to net realizable value. CRE loans have a high level of monitoring in place to manage these assets and mitigate any loss exposure.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

March 31, 2012

By risk category:
Pass	$147,651	80,762	11,017	12,449	35,530	287,409
Criticized	20,510	22,005	5,968	694	2,909	52,086

Total commercial loans (excluding PCI)	168,161	102,767	16,985	13,143	38,439	339,495
Total commercial PCI loans (carrying value)	385	3,107	1,564	-	1,198	6,254

Total commercial loans	$168,546	105,874	18,549	13,143	39,637	345,749

December 31, 2011

By risk category:
Pass	$144,980	80,215	10,865	12,455	36,567	285,082
Criticized	21,837	22,490	6,772	662	1,840	53,601

Total commercial loans (excluding PCI)	166,817	102,705	17,637	13,117	38,407	338,683
Total commercial PCI loans (carrying value)	399	3,270	1,745	-	1,353	6,767

Total commercial loans	$167,216	105,975	19,382	13,117	39,760	345,450

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

March 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$165,387	97,511	15,011	12,802	38,300	329,011
30-89 DPD and still accruing	944	886	240	296	94	2,460
90+ DPD and still accruing	104	289	25	-	7	425
Nonaccrual loans	1,726	4,081	1,709	45	38	7,599

Total commercial loans (excluding PCI)	168,161	102,767	16,985	13,143	38,439	339,495
Total commercial PCI loans (carrying value)	385	3,107	1,564	-	1,198	6,254

Total commercial loans	$168,546	105,874	18,549	13,143	39,637	345,749

December 31, 2011

By delinquency status:
Current-29 DPD and still accruing	$163,583	97,410	15,471	12,934	38,122	327,520
30-89 DPD and still accruing	939	954	187	130	232	2,442
90+ DPD and still accruing	153	256	89	-	6	504
Nonaccrual loans	2,142	4,085	1,890	53	47	8,217

Total commercial loans (excluding PCI)	166,817	102,705	17,637	13,117	38,407	338,683
Total commercial PCI loans (carrying value)	399	3,270	1,745	-	1,353	6,767

Total commercial loans	$167,216	105,975	19,382	13,117	39,760	345,450

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

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

	Real estate	Real estate		Other
	1-4 family	1-4 family		revolving
	first	junior lien	Credit	credit and
(in millions)	mortgage	mortgage	card	installment	Total

March 31, 2012

By delinquency status:
Current-29 DPD	$157,697	80,518	21,387	70,868	330,470
30-59 DPD	3,573	678	163	749	5,163
60-89 DPD	1,671	424	129	198	2,422
90-119 DPD	944	333	115	110	1,502
120-179 DPD	1,426	492	204	30	2,152
180+ DPD	6,589	530	-	5	7,124
Government insured/guaranteed loans (1)	27,903	-	-	14,756	42,659

Total consumer loans (excluding PCI)	199,803	82,975	21,998	86,716	391,492
Total consumer PCI loans (carrying value)	29,082	198	-	-	29,280

Total consumer loans	$228,885	83,173	21,998	86,716	420,772

December 31, 2011

By delinquency status:
Current-29 DPD	$156,985	83,033	22,125	69,712	331,855
30-59 DPD	4,075	786	211	963	6,035
60-89 DPD	2,012	501	154	275	2,942
90-119 DPD	1,152	382	135	127	1,796
120-179 DPD	1,704	537	211	33	2,485
180+ DPD	6,665	546	-	4	7,215
Government insured/guaranteed loans (1)	26,555	-	-	15,346	41,901

Total consumer loans (excluding PCI)	199,148	85,785	22,836	86,460	394,229
Total consumer PCI loans (carrying value)	29,746	206	-	-	29,952

Total consumer loans	$228,894	85,991	22,836	86,460	424,181

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $19.0 billion at March 31, 2012, compared with $18.5 billion at December 31, 2011. Student loans 90+ DPD totaled $1.2 billion at March 31, 2012, compared with $1.3 billion at December 31, 2011.

Of the $10.8 billion of loans that are 90 days or more past due at March 31, 2012, $1.2 billion was accruing, compared with $11.5 billion past due and $1.5 billion accruing at December 31, 2011.

Real estate 1-4 family first mortgage loans 180 days or more past due totaled $6.6 billion, or 3.3%, of total first mortgages (excluding PCI), at March 31, 2012, compared with $6.7 billion, or 3.3%, at December 31, 2011.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types. In addition, FICO may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $4.8 billion at March 31, 2012, and $5.0 billion at December 31, 2011. The majority of our portfolio is underwritten with a FICO score of 680 and above.

Note 5: Loans and Allowance for Credit Losses (continued)

	Real estate	Real estate		Other
	1-4 family	1-4 family		revolving
	first	junior lien	Credit	credit and
(in millions)	mortgage	mortgage	card	installment	Total

March 31, 2012

By updated FICO:
< 600	$20,733	7,197	2,360	8,365	38,655
600-639	10,895	4,019	1,802	5,839	22,555
640-679	15,402	7,058	3,330	9,191	34,981
680-719	23,703	12,196	4,370	10,544	50,813
720-759	27,387	17,094	4,425	9,874	58,780
760-799	47,741	23,831	3,441	11,242	86,255
800+	22,648	9,816	1,883	5,866	40,213
No FICO available	3,391	1,764	387	6,208	11,750
FICO not required	-	-	-	4,831	4,831
Government insured/guaranteed loans (1)	27,903	-	-	14,756	42,659

Total consumer loans (excluding PCI)	199,803	82,975	21,998	86,716	391,492
Total consumer PCI loans (carrying value)	29,082	198	-	-	29,280

Total consumer loans	$228,885	83,173	21,998	86,716	420,772

December 31, 2011

By updated FICO:
< 600	$21,604	7,428	2,323	8,921	40,276
600-639	10,978	4,086	1,787	6,222	23,073
640-679	15,563	7,187	3,383	9,350	35,483
680-719	23,622	12,497	4,697	10,465	51,281
720-759	27,417	17,574	4,760	9,936	59,687
760-799	47,337	24,979	3,517	11,163	86,996
800+	21,381	10,247	1,969	5,674	39,271
No FICO available	4,691	1,787	400	4,393	11,271
FICO not required	-	-	-	4,990	4,990
Government insured/guaranteed loans (1)	26,555	-	-	15,346	41,901

Total consumer loans (excluding PCI)	199,148	85,785	22,836	86,460	394,229
Total consumer PCI loans (carrying value)	29,746	206	-	-	29,952

Total consumer loans	$228,894	85,991	22,836	86,460	424,181

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP.

        LTV refers to the ratio comparing the loan’s balance to the property’s collateral value. CLTV refers to the combination of first mortgage and junior lien mortgage (including unused line amounts for credit line products) ratios. LTVs and CLTVs are updated quarterly using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties as the AVM values have proven less accurate for these properties.

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

	March 31, 2012			December 31, 2011
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total
By LTV/CLTV:
0-60%	$45,258	11,951	57,209	46,476	12,694	59,170
60.01-80%	48,688	14,986	63,674	46,831	15,722	62,553
80.01-100%	36,237	19,714	55,951	36,764	20,290	57,054
100.01-120% (1)	20,930	15,546	36,476	21,116	15,829	36,945
> 120% (1)	18,019	18,289	36,308	18,608	18,626	37,234
No LTV/CLTV available	2,768	2,489	5,257	2,798	2,624	5,422
Government insured/guaranteed loans (2)	27,903	-	27,903	26,555	-	26,555
Total consumer loans (excluding PCI)	199,803	82,975	282,778	199,148	85,785	284,933
Total consumer PCI loans (carrying value)	29,082	198	29,280	29,746	206	29,952

Total consumer loans	$228,885	83,173	312,058	228,894	85,991	314,885

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(2)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	Mar. 31,	Dec. 31,
(in millions)	2012	2011

Commercial:
Commercial and industrial	$1,726	2,142
Real estate mortgage	4,081	4,085
Real estate construction	1,709	1,890
Lease financing	45	53
Foreign	38	47

Total commercial (1)	7,599	8,217

Consumer:
Real estate 1-4 family first mortgage (2)	10,683	10,913
Real estate 1-4 family junior lien mortgage (3)	3,558	1,975
Other revolving credit and installment	186	199

Total consumer	14,427	13,087

Total nonaccrual loans (excluding PCI)	$22,026	21,304

(1)	Includes LHFS of $9 million at March 31, 2012, and $25 million at December 31, 2011.
(2)	Includes MHFS of $287 million at March 31, 2012, and $301 million at December 31, 2011.
(3)	Includes $1.7 billion at March 31, 2012, resulting from implementation of the Interagency Guidance issued on January 31, 2012. This guidance accelerated the timing of placing these loans on nonaccrual to coincide with the timing of placing the related real estate 1-4 family first mortgage loans on nonaccrual.

Note 5: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $7.1 billion at March 31, 2012, and $8.7 billion at December 31, 2011, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. Loans 90 days or more past due and still accruing whose repayments are insured by the Federal Housing Administration (FHA) or predominantly guaranteed by the Department of Veterans Affairs (VA) for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $20.9 billion at March 31, 2012, up from $20.5 billion at December 31, 2011.

The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	Mar. 31,	Dec. 31,
(in millions)	2012	2011

Loan 90 days or more past due and still accruing:

Total (excluding PCI):	$22,555	22,569
Less: FHA insured/guaranteed by the VA (1)(2)	19,681	19,240
Less: Student loans guaranteed under the FFELP (3)	1,238	1,281

Total, not government insured/guaranteed	$1,636	2,048

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$104	153
Real estate mortgage	289	256
Real estate construction	25	89
Foreign	7	6

Total commercial	425	504

Consumer:
Real estate 1-4 family first mortgage (2)	616	781
Real estate 1-4 family junior lien mortgage (2)(4)	156	279
Credit card	319	346
Other revolving credit and installment	120	138

Total consumer	1,211	1,544

Total, not government insured/guaranteed	$1,636	2,048

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.
(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.
(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.
(4)	During first quarter 2012, $43 million of 1-4 family junior lien mortgages were transferred to nonaccrual upon implementation of the Interagency Guidance issued on January 31, 2012.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominately include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. Impaired loans exclude PCI loans. Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we now classify trial modifications as TDRs at the beginning of the trial period. The table below includes trial modifications that totaled $723 million at March 31, 2012, and $651 million at December 31, 2011.

		Recorded investment
(in millions)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

March 31, 2012

Commercial:
Commercial and industrial	$4,224	2,759	2,665	449
Real estate mortgage	6,404	5,154	4,984	1,135
Real estate construction	2,875	2,111	2,073	408
Lease financing	90	59	59	17
Foreign	61	30	30	5

Total commercial (1)	13,654	10,113	9,811	2,014

Consumer:
Real estate 1-4 family first mortgage	16,703	14,602	14,107	3,394
Real estate 1-4 family junior lien mortgage	2,243	2,093	2,093	787
Credit card	594	594	578	297
Other revolving credit and installment	287	285	249	38

Total consumer	19,827	17,574	17,027	4,516

Total impaired loans (excluding PCI)	$33,481	27,687	26,838	6,530

December 31, 2011

Commercial:
Commercial and industrial	$7,191	3,072	3,018	501
Real estate mortgage	7,490	5,114	4,637	1,133
Real estate construction	4,733	2,281	2,281	470
Lease financing	127	68	68	21
Foreign	185	31	31	8

Total commercial (1)	19,726	10,566	10,035	2,133

Consumer:
Real estate 1-4 family first mortgage	16,494	14,486	13,909	3,380
Real estate 1-4 family junior lien mortgage	2,232	2,079	2,079	784
Credit card	593	593	593	339
Other revolving credit and installment	287	286	274	42

Total consumer	19,606	17,444	16,855	4,545

Total impaired loans (excluding PCI)	$39,332	28,010	26,890	6,678

(1)	The unpaid principal balance for commercial loans at December 31, 2011 includes approximately $5.6 billion ($2.5 billion – commercial and industrial, $1.1 billion – real estate mortgage, $1.8 billion – real estate construction and $157 million – lease financing and foreign) for commercial loans that have been fully charged off and therefore have no recorded investment. The unpaid principal balance for loans with no recorded investment has been excluded from the amounts disclosed at March 31, 2012.

Note 5: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $449 million and $3.8 billion at March 31, 2012, and December 31, 2011, respectively.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended March 31,
	2012		2011
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income

Commercial:
Commercial and industrial	$2,888	39	3,105	24
Real estate mortgage	5,135	17	5,522	13
Real estate construction	2,197	10	2,681	14
Lease financing	63	-	106	-
Foreign	30	-	40	-

Total commercial	10,313	66	11,454	51

Consumer:
Real estate 1-4 family first mortgage	14,501	189	11,901	151
Real estate 1-4 family junior lien mortgage	2,054	22	1,763	14
Credit card	594	14	581	6
Other revolving credit and installment	332	18	243	9

Total consumer	17,481	243	14,488	180

Total impaired loans (excluding PCI)	$27,794	309	25,942	231

Interest income:
Cash basis of accounting		$49		38
Other (1)		260		193

Total interest income		$309		231

(1)	Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TROUBLED DEBT RESTRUCTURINGS (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR. The following table summarizes how our loans were modified as TDRs at the end of the period, including the financial effects of the modifications.

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction

March 31, 2012

Commercial:
Commercial and industrial	$1	8	401	410	3	1.28%	$9
Real estate mortgage	4	52	485	541	-	1.90	53
Real estate construction	-	2	107	109	8	1.06	1
Lease financing	-	-	1	1	-	-	-
Foreign	-	-	2	2	-	-	-

Total commercial	5	62	996	1,063	11	1.79	63

Consumer:
Real estate 1-4 family first mortgage	306	297	199	802	59	2.83	540
Real estate 1-4 family junior lien mortgage	19	70	34	123	9	4.02	86
Credit card	-	74	-	74	-	10.88	74
Other revolving credit and installment	2	19	23	44	6	7.51	20
Trial modifications (5)	-	-	577	577	-	-	-

Total consumer	327	460	833	1,620	74	3.93	720

Total	$332	522	1,829	2,683	85	3.76%	$783

March 31, 2011

Commercial:
Commercial and industrial	$50	44	611	705	20	3.74%	$42
Real estate mortgage	43	57	487	587	1	1.54	58
Real estate construction	25	20	157	202	6	0.96	20
Lease financing	-	-	18	18	-	-	-
Foreign	-	-	-	-	-	-	-

Total commercial	118	121	1,273	1,512	27	2.21	120

Consumer:
Real estate 1-4 family first mortgage	383	584	267	1,234	50	3.47	937
Real estate 1-4 family junior lien mortgage	40	239	61	340	10	4.41	277
Credit card	-	109	-	109	1	10.91	78
Other revolving credit and installment	20	36	1	57	7	5.89	55
Trial modifications (5)	-	-	944	944	-	-	-

Total consumer	443	968	1,273	2,684	68	4.19	1,347

Total	$561	1,089	2,546	4,196	95	4.03%	$1,467

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate.
(4)	Charge-offs include write-downs of the investment in the loan in the period of modification. In some cases, the amount of charge off will differ from the modification terms if the loan has already been charged down based on our policies. Modifications resulted in forgiving principal (actual, contingent or deferred) of $92 million and $128 million at March 31, 2012 and 2011, respectively.
(5)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified.

Note 5: Loans and Allowance for Credit Losses (continued)

The previous table presents information on all loan modifications classified as TDRs. We may require some borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to terms of a planned permanent modification, to determine if they can perform according to those terms. Based on clarifying guidance from the SEC in December 2011, these arrangements represent trial modifications, which we classify and account for as TDRs. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans. At March 31, 2012, the loans in trial modification period were $391 million under HAMP, $46 million under 2MP and $286 million under proprietary programs, compared with $421 million, $46 million and $184 million at December 31, 2011, respectively. While loans are in trial payment programs their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions. Trial modifications with a recorded investment of $339 million at March 31, 2012, and $310 million at December 31, 2011, were accruing loans and $384 million and $341 million, respectively, were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Quarter ended March 31,
	2012	2011
	Recorded	Recorded
	investment	investment
(in millions)	of defaults	of defaults

Commercial:
Commercial and industrial	$110	26
Real estate mortgage	252	49
Real estate construction	155	19

Total commercial	517	94

Consumer:
Real estate 1-4 family first mortgage	147	302
Real estate 1-4 family junior lien mortgage	20	34
Credit card	27	61
Other revolving credit and installment	6	26

Total consumer	200	423

Total	$717	517

Purchased Credit-Impaired Loans

Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008. The following table presents PCI loans net of any remaining purchase accounting adjustments.

	Mar. 31,	Dec. 31,
(in millions)	2012	2011

Commercial:
Commercial and industrial	$385	399
Real estate mortgage	3,107	3,270
Real estate construction	1,564	1,745
Foreign	1,198	1,353

Total commercial	6,254	6,767

Consumer:
Real estate 1-4 family first mortgage	29,082	29,746
Real estate 1-4 family junior lien mortgage	198	206

Total consumer	29,280	29,952

Total PCI loans (carrying value)	$35,534	36,719

Total PCI loans (unpaid principal balance)	$53,389	55,312

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

The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)

Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	128
Accretion into interest income (1)	(7,199)
Accretion into noninterest income due to sales (2)	(237)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	4,213
Changes in expected cash flows that do not affect nonaccretable difference (3)	8,609

Balance, December 31, 2011	15,961
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(514)
Accretion into noninterest income due to sales (2)	-
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	235
Changes in expected cash flows that do not affect nonaccretable difference (3)	81

Balance, March 31, 2012	$15,763

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.
(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.
(3)	Represents changes in cash flows expected to be collected due to changes in interest rates on variable rate PCI loans, changes in prepayment assumptions and the impact of modifications.

Note 5: Loans and Allowance for Credit Losses (continued)

PCI ALLOWANCE Based on our regular evaluation of estimates of cash flows expected to be collected, we may establish an allowance for a PCI loan or pool of loans, with a charge to income through the provision for losses. The following table summarizes the changes in allowance for PCI loan losses.

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Balance, December 31, 2008	$-	-	-	-
Provision for losses due to credit deterioration	1,668	-	116	1,784
Charge-offs	(1,503)	-	(50)	(1,553)

Balance, December 31, 2011	165	-	66	231
Provision for losses due to credit deterioration	39	-	5	44
Charge-offs	(27)	-	(3)	(30)

Balance, March 31, 2012	$177	-	68	245

COMMERCIAL PCI CREDIT QUALITY INDICATORS The following table provides a breakdown of commercial PCI loans by risk category.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

March 31, 2012

By risk category:
Pass	$191	534	365	129	1,219
Criticized	194	2,573	1,199	1,069	5,035

Total commercial PCI loans	$385	3,107	1,564	1,198	6,254

December 31, 2011

By risk category:
Pass	$191	640	321	-	1,152
Criticized	208	2,630	1,424	1,353	5,615

Total commercial PCI loans	$399	3,270	1,745	1,353	6,767

The following table provides past due information for commercial PCI loans.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

March 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$334	2,683	1,027	1,067	5,111
30-89 DPD and still accruing	24	141	78	-	243
90+ DPD and still accruing	27	283	459	131	900

Total commercial PCI loans	$385	3,107	1,564	1,198	6,254

December 31, 2011

By delinquency status:
Current-29 DPD and still accruing	$359	2,867	1,206	1,178	5,610
30-89 DPD and still accruing	22	178	72	-	272
90+ DPD and still accruing	18	225	467	175	885

Total commercial PCI loans	$399	3,270	1,745	1,353	6,767

CONSUMER PCI CREDIT QUALITY INDICATORS Our consumer PCI loans were aggregated into several pools of loans at acquisition. Below, we have provided credit quality indicators based on the unpaid principal balance (adjusted for write-downs)

of the individual loans included in the pool, but we have not allocated the remaining purchase accounting adjustments, which were established at a pool level. The following table provides the delinquency status of consumer PCI loans.

	March 31, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By delinquency status:
Current-29 DPD	$25,458	268	25,726	25,693	268	25,961
30-59 DPD	2,818	15	2,833	3,272	20	3,292
60-89 DPD	1,301	8	1,309	1,433	9	1,442
90-119 DPD	619	5	624	791	8	799
120-179 DPD	1,029	10	1,039	1,169	10	1,179
180+ DPD	5,902	142	6,044	5,921	150	6,071

Total consumer PCI loans (adjusted unpaid principal balance)	$37,127	448	37,575	38,279	465	38,744

Total consumer PCI loans (carrying value)	$29,082	198	29,280	29,746	206	29,952

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides FICO scores for consumer PCI loans.

	March 31, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By FICO:
< 600	$16,173	192	16,365	17,169	210	17,379
600-639	7,385	82	7,467	7,489	83	7,572
640-679	6,736	90	6,826	6,646	89	6,735
680-719	3,635	45	3,680	3,698	47	3,745
720-759	1,853	14	1,867	1,875	14	1,889
760-799	897	6	903	903	6	909
800+	204	2	206	215	2	217
No FICO available	244	17	261	284	14	298

Total consumer PCI loans (adjusted unpaid principal balance)	$37,127	448	37,575	38,279	465	38,744

Total consumer PCI loans (carrying value)	$29,082	198	29,280	29,746	206	29,952

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	March 31, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

By LTV/CLTV:
0-60%	$1,232	20	1,252	1,243	25	1,268
60.01-80%	3,846	47	3,893	3,806	49	3,855
80.01-100%	9,080	61	9,141	9,341	63	9,404
100.01-120% (1)	9,438	77	9,515	9,471	79	9,550
> 120% (1)	13,455	236	13,691	14,318	246	14,564
No LTV/CLTV available	76	7	83	100	3	103

Total consumer PCI loans (adjusted unpaid principal balance)	$37,127	448	37,575	38,279	465	38,744

Total consumer PCI loans (carrying value)	$29,082	198	29,280	29,746	206	29,952

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets

The components of other assets were:

(in millions)	Mar. 31, 2012	Dec. 31, 2011
Nonmarketable equity investments:
Cost method:
Private equity investments	$3,609	3,444
Federal bank stock	4,553	4,617

Total cost method	8,162	8,061
Equity method:
LIHTC investments (1)	4,073	4,077
Private equity and other	4,767	4,670
Total equity method	8,840	8,747
Total nonmarketable equity investments	17,002	16,808
Corporate/bank-owned life insurance	20,218	20,146
Accounts receivable	24,239	25,939
Interest receivable	5,412	5,296
Core deposit intangibles	6,962	7,311
Customer relationship and other amortized intangibles	1,572	1,639
Foreclosed assets:
GNMA (2)	1,352	1,319
Other	3,265	3,342
Operating lease assets	1,803	1,825
Due from customers on acceptances	294	225
Other	13,416	17,172

Total other assets	$95,535	101,022

(1)	Represents low income housing tax credit investments.
(2)	These are foreclosed real estate securing FHA insured and VA guaranteed loans. Both principal and interest for these loans secured by the foreclosed real estate are collectible because they are insured/guaranteed.

Income related to nonmarketable equity investments was:

	Quarter ended March 31,
(in millions)	2012	2011
Net gains from private equity investments	$131	239
All other	21	(60)

Total	$152	179

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

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate		Transfers that we account for as secured borrowings	Total

March 31, 2012

Cash	$-	378		38	416
Trading assets	3,302	130		27	3,459
Securities available for sale (1)	21,953	3,060		12,305	37,318
Mortgages held for sale	-	549		-	549
Loans	11,220	11,969		7,364	30,553
Mortgage servicing rights	12,789	-		-	12,789
Other assets	4,364	533		146	5,043

Total assets	53,628	16,619		19,880	90,127

Short-term borrowings	-	3,043	(2)	11,029	14,072
Accrued expenses and other liabilities	3,606	826	(2)	147	4,579
Long-term debt	-	4,113	(2)	6,856	10,969

Total liabilities	3,606	7,982		18,032	29,620

Noncontrolling interests	-	62		-	62

Net assets	$50,022	8,575		1,848	60,445

December 31, 2011

Cash	$-	321		11	332
Trading assets	3,723	293		30	4,046
Securities available for sale (1)	21,708	3,332		11,671	36,711
Mortgages held for sale	-	444		-	444
Loans	11,404	11,967		7,181	30,552
Mortgage servicing rights	12,080	-		-	12,080
Other assets	4,494	1,858		137	6,489

Total assets	53,409	18,215		19,030	90,654

Short-term borrowings	-	3,450	(2)	10,682	14,132
Accrued expenses and other liabilities	3,350	1,138	(2)	121	4,609

Long-term debt	-	4,932	(2)	6,686	11,618

Total liabilities	3,350	9,520		17,489	30,359

Noncontrolling interests	-	61		-	61

Net assets	$50,059	8,634		1,541	60,234

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.
(2)	Includes the following VIE liabilities at March 31, 2012 and December 31, 2011, respectively, with recourse to the general credit of Wells Fargo: Short-term borrowings, $3.0 billion and $3.4 billion; Accrued expenses and other liabilities, $706 million and $963 million; and Long-term debt, $30 million and $30 million.

Transactions with Unconsolidated VIEs

Our transactions with VIEs include securitizations of residential mortgage loans, CRE loans, student loans and auto loans and leases; investment and financing activities involving CDOs backed by asset-backed and CRE securities, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. Involvements with these unconsolidated VIEs are recorded on our balance sheet primarily in trading assets, securities available for sale, loans, MSRs, other assets and other liabilities, as appropriate.

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

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

March 31, 2012
		Carrying value - asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,207,348	4,418	11,922	-	(1,087)	15,253
Other/nonconforming	58,016	2,433	367	1	(49)	2,752
Commercial mortgage securitizations	175,045	7,033	469	337	-	7,839
Collateralized debt obligations:
Debt securities	10,493	1,011	-	45	-	1,056
Loans (2)	9,676	9,429	-	-	-	9,429
Asset-based finance structures	12,036	7,562	-	(142)	-	7,420
Tax credit structures	19,717	4,113	-	-	(1,399)	2,714
Collateralized loan obligations	11,831	2,002	-	8	-	2,010
Investment funds	6,155	-	-	-	-	-
Other (3)	17,432	1,614	32	(17)	(80)	1,549

Total	$1,527,749	39,615	12,790	232	(2,615)	50,022

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$4,418	11,922	-	3,632	19,972
Other/nonconforming		2,433	367	1	327	3,128
Commercial mortgage securitizations		7,033	469	519	-	8,021
Collateralized debt obligations:
Debt securities		1,011	-	838	-	1,849
Loans (2)		9,429	-	-	-	9,429
Asset-based finance structures		7,562	-	142	1,944	9,648
Tax credit structures		4,113	-	-	-	4,113
Collateralized loan obligations		2,002	-	9	523	2,534
Investment funds		-	-	-	37	37
Other (3)		1,614	32	423	150	2,219

Total		$39,615	12,790	1,932	6,613	60,950

(continued on following page)

(continued from previous page)

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

December 31, 2011
		Carrying value - asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,135,629	4,682	11,070	-	(975)	14,777
Other/nonconforming	61,461	2,460	353	1	(48)	2,766
Commercial mortgage securitizations	179,007	7,063	623	349	-	8,035
Collateralized debt obligations:
Debt securities	11,240	1,107	-	193	-	1,300
Loans (2)	9,757	9,511	-	-	-	9,511
Asset-based finance structures	9,606	6,942	-	(130)	-	6,812
Tax credit structures	19,257	4,119	-	-	(1,439)	2,680
Collateralized loan obligations	12,191	2,019	-	40	-	2,059
Investment funds	6,318	-	-	-	-	-
Other (3)	18,717	1,896	34	190	(1)	2,119

Total	$1,463,183	39,799	12,080	643	(2,463)	50,059

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$4,682	11,070	-	3,657	19,409
Other/nonconforming		2,460	353	1	295	3,109
Commercial mortgage securitizations		7,063	623	538	-	8,224
Collateralized debt obligations:
Debt securities		1,107	-	874	-	1,981
Loans (2)		9,511	-	-	-	9,511
Asset-based finance structures		6,942	-	130	1,504	8,576
Tax credit structures		4,119	-	-	-	4,119
Collateralized loan obligations		2,019	-	41	523	2,583
Investment funds		-	-	-	41	41
Other (3)		1,896	34	903	150	2,983

Total		$39,799	12,080	2,487	6,170	60,536

(1)	Includes total equity interests of $416 million and $460 million at March 31, 2012, and December 31, 2011, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(2)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 86% were rated as investment grade by the primary rating agencies at March 31, 2012. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.
(3)	Includes structured financing, student loan securitizations, auto loan and lease securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

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

OTHER TRANSACTIONS WITH VIEs In 2008, legacy Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third-party investors by certain of its subsidiaries. ARS are debt instruments with long-term maturities, but which re-price more frequently, and preferred equities with no maturity. We purchased all outstanding ARS that were issued by VIEs and subject to the agreement. At March 31, 2012, we held in our securities available-for-sale portfolio $518 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $643 million at December 31, 2011.

In 2009, we reached agreements to purchase additional ARS from eligible investors who bought ARS through one of our broker-dealer subsidiaries. We purchased all outstanding ARS that were issued by VIEs and subject to the agreement. As of March 31, 2012, we held in our securities available-for-sale portfolio $568 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $624 million at December 31, 2011.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES In addition to the involvements disclosed in the preceding table, through the issuance of trust preferred securities we had junior subordinated debt financing with a carrying value of $7.5 billion at March 31, 2012, and $7.6 billion at December 31, 2011, and $2.5 billion of preferred stock at both March 31, 2012 and December 31, 2011. In these transactions, VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us. This is the case even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. We report the debt securities issued to the VIEs as long-term junior subordinated debt and the preferred equity securities issued to the VIEs as preferred stock in our consolidated balance sheet.

In first quarter 2012, we issued notice to redeem $875 million of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the Basel Committee recommendations known as the Basel III standards. The trust preferred securities, which are included in the carrying value of the junior subordinated debt financing described above, were redeemed in April 2012.

Note 7: Securitizations and Variable Interest Entities (continued)

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

We recognized net gains of $11 million from transfers accounted for as sales of financial assets in securitizations in first quarter 2012, and net gains of $34 million in first quarter 2011. Additionally, we had the following cash flows with our securitization trusts that were involved in transfers accounted for as sales.

	2012		2011
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended March 31,
Sales proceeds from securitizations (1)	$143,105	-	100,241	-
Servicing fees	1,111	3	1,088	3
Other interests held	426	49	503	87
Purchases of delinquent assets	-	-	3	-
Net servicing advances	14	-	(9)	-

(1)	Represents cash flow data for all loans securitized in the period presented.

Sales with continuing involvement during first quarter 2012 and first quarter 2011 predominantly related to conforming residential mortgage securitizations. During first quarter 2012 and first quarter 2011, we transferred $139.4 billion and $101.4 billion, respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales. These transfers did not result in a gain or loss because the loans are already carried at fair value. In connection with these transfers, in first quarter 2012 we recorded a $1.5 billion servicing asset, measured at fair value using a Level 3 measurement technique, and a $62 million liability for probable repurchase losses. In first quarter 2011, we recorded a $1.3 billion servicing asset and a $35 million repurchase liability.

We used the following key weighted-average assumptions to measure mortgage servicing assets at the date of securitization:

	Residential mortgage servicing rights
	2012	2011
Quarter ended March 31,
Prepayment speed (1)	13.1%	11.4
Discount rate	7.1	7.9
Cost to service ($ per loan) (2)	$119	134

(1)	The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.
(2)	Includes costs to service and unreimbursed foreclosure costs.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2012, for residential mortgage servicing rights, and other interests held related predominantly to residential mortgage loan securitizations are presented in the following table. “Other interests held” exclude residential mortgage-backed securities retained in securitizations issued through GSEs, such as FNMA, FHLMC and GNMA, because these securities have a remote risk of credit loss due to the GSE guarantee. These securities also have economic characteristics similar to GSE mortgage-backed securities that we purchase, which are not included in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.

		Other interests held
($ in millions, except cost to service amounts)	Residential mortgage servicing rights (1)	Interest- only strips	Subordinated bonds	Senior bonds
Fair value of interests held at March 31, 2012	$13,578	219	45	317
Expected weighted-average life (in years)	5.2	4.5	6.1	5.9

Key economic assumptions:
Prepayment speed assumption (2)	14.5%	10.1	6.9	12.7
Decrease in fair value from:
10% adverse change	$858	6	-	1
25% adverse change	2,018	13	-	3

Discount rate assumption	7.5%	16.0	9.0	6.4
Decrease in fair value from:
100 basis point increase	$666	5	2	13
200 basis point increase	1,273	11	4	25

Cost to service assumption ($ per loan)	210
Decrease in fair value from:
10% adverse change	575
25% adverse change	1,438

Credit loss assumption			0.4%	3.7
Decrease in fair value from:
10% higher losses			$-	1
25% higher losses			-	1

Fair value of interests held at December 31, 2011	$12,918	230	45	321
Expected weighted-average life (in years)	5.1	4.6	6.1	5.6
Key economic assumptions:

Prepayment speed assumption (2)	14.8%	10.7	6.9	13.9
Decrease in fair value from:
10% adverse change	$895	6	-	2
25% adverse change	2,105	15	1	4

Discount rate assumption	7.1%	15.6	11.9	7.1
Decrease in fair value from:
100 basis point increase	$566	6	2	12
200 basis point increase	1,081	12	4	24

Cost to service assumption ($ per loan)	218
Decrease in fair value from:
10% adverse change	582
25% adverse change	1,457

Credit loss assumption			0.5%	4.5
Decrease in fair value from:
10% higher losses			$-	1
25% higher losses			-	2

(1)	Prior period has been revised to conform to current period presentation.
(2)	The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

In addition to residential mortgage servicing rights (MSRs) included in the table above, we have a small portfolio of commercial MSRs with a fair value of $1.3 billion at

March 31, 2012 and $1.4 billion at December 31, 2011. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on

Note 7: Securitization and Variable Interest Entities (continued)

serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at March 31, 2012, and December 31, 2011, results in a decrease in fair value of $162 million and $219 million, respectively. See Note 8 for further information on our commercial MSRs.

The sensitivities in the preceding paragraph and table are hypothetical and caution should be exercised when relying on this data. Changes in value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in value may not be linear. Also, the effect of a variation in a particular assumption on the value of the other interests held is calculated independently without changing any other assumptions. In reality, changes in one factor may result in changes in others (for example, changes in prepayment speed estimates could result in changes in the credit losses), which might magnify or counteract the sensitivities.

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

					Net charge-offs
	Total loans		Delinquent loans		Three months
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	ended Mar. 31,
(in millions)	2012	2011	2012	2011	2012	2011

Commercial:
Real estate mortgage	$134,339	137,121	11,358	11,142	54	73
Total commercial	134,339	137,121	11,358	11,142	54	73

Consumer:
Real estate 1-4 family first mortgage	1,237,871	1,171,666	24,002	24,235	286	406
Real estate 1-4 family junior lien mortgage	2	2	-	-	-	-
Other revolving credit and installment	2,218	2,271	119	131	-	-

Total consumer	1,240,091	1,173,939	24,121	24,366	286	406

Total off-balance sheet securitized loans	$1,374,430	1,311,060	35,479	35,508	340	479

Transactions with Consolidated VIEs and Secured Borrowings

The following table presents a summary of transfers of financial assets accounted for as secured borrowings and involvements with consolidated VIEs. “Consolidated assets” are presented using GAAP measurement methods, which may include fair value, credit impairment or other adjustments, and therefore in some instances will differ from “Total VIE assets.” For VIEs that obtain exposure synthetically through derivative instruments, the remaining notional amount of the derivative is included in “Total VIE assets.” On the consolidated balance sheet, we separately disclose the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs.

		Carrying value
(in millions)	Total VIE assets	Consolidated assets	Third party liabilities	Noncontrolling interests	Net assets

March 31, 2012

Secured borrowings:
Municipal tender option bond securitizations	$14,519	12,385	(11,060)	-	1,325
Commercial real estate loans	1,166	1,166	(1,038)	-	128
Residential mortgage securitizations	5,871	6,329	(5,934)	-	395

Total secured borrowings	21,556	19,880	(18,032)	-	1,848

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	10,231	9,211	(3,732)	-	5,479
Multi-seller commercial paper conduit	2,547	2,547	(2,614)	-	(67)
Auto loan securitizations	126	126	(107)	-	19
Structured asset finance	110	110	(16)	-	94
Investment funds	2,024	2,024	(1)	-	2,023
Other	2,685	2,601	(1,512)	(62)	1,027

Total consolidated VIEs	17,723	16,619	(7,982)	(62)	8,575

Total secured borrowings and consolidated VIEs	$39,279	36,499	(26,014)	(62)	10,423

December 31, 2011

Secured borrowings:
Municipal tender option bond securitizations	$14,168	11,748	(10,689)	-	1,059
Commercial real estate loans	1,168	1,168	(1,041)	-	127
Residential mortgage securitizations	5,705	6,114	(5,759)	-	355

Total secured borrowings	21,041	19,030	(17,489)	-	1,541

Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	11,375	10,244	(4,514)	-	5,730
Multi-seller commercial paper conduit	2,860	2,860	(2,935)	-	(75)
Auto loan securitizations	163	163	(143)	-	20
Structured asset finance	124	124	(16)	-	108
Investment funds	2,012	2,012	(22)	-	1,990
Other	3,432	2,812	(1,890)	(61)	861

Total consolidated VIEs	19,966	18,215	(9,520)	(61)	8,634

Total secured borrowings and consolidated VIEs	$41,007	37,245	(27,009)	(61)	10,175

Note 7: Securitizations and Variable Interest Entities (continued)

In addition to the transactions included in the previous table, at March 31, 2012, we had issued approximately $6.0 billion of private placement debt financing through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At March 31, 2012, we had pledged approximately $6.2 billion in loans (principal and interest eligible to be capitalized), $327 million in securities available for sale and $180 million in cash and cash equivalents to collateralize the VIE’s borrowings. Such assets were not transferred to the VIE and accordingly we have excluded the VIE from the previous table.

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

MUNICIPAL TENDER OPTION BOND SECURITIZATIONS As part of our normal portfolio investment activities, we consolidate municipal bond trusts that hold highly rated, long-term, fixed-rate municipal bonds, the majority of which are rated AA or better. Our residual interests in these trusts generally allow us to capture the economics of owning the securities outright, and constructively make decisions that significantly impact the economic performance of the municipal bond vehicle, primarily by directing the sale of the municipal bonds owned by the vehicle. In addition, the residual interest owners have the right to receive benefits and bear losses that are proportional to owning the underlying municipal bonds in the trusts. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third-party investors. We may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should we be unable to remarket the tendered certificates, we are generally obligated to purchase them at par under standby liquidity facilities unless the bond’s credit rating has declined below investment grade or there has been an event of default or bankruptcy of the issuer and insurer.

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

INVESTMENT FUNDS We have consolidated certain of our investment funds where we manage the assets of the fund and our interests absorb a majority of the funds’ variability. In 2011, we redeemed our interest in an unconsolidated investment fund and placed the assets received upon redemption into new VIEs. We consolidate these VIEs because we have discretion over the management of the assets and are the sole investor in these funds.

Note 8: Mortgage Banking Activities

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage loan originations, sale activity and servicing.

We apply the amortization method to all commercial MSRs and apply the fair value method to only residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended March 31,
(in millions)	2012	2011

Fair value, beginning of period	$12,603	14,467
Servicing from securitizations or asset transfers (1)	1,776	1,262
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (2)	147	506
Servicing and foreclosure costs (3)	(54)	(214)
Discount rates (4)	(344)	(150)
Prepayment estimates and other (5)	93	357

Net changes in valuation model inputs or assumptions	(158)	499

Other changes in fair value (6)	(643)	(580)

Total changes in fair value	(801)	(81)

Fair value, end of period	$13,578	15,648

(1)	Quarter ended March 31, 2012, includes $315 million residential MSRs transferred from amortized MSRs that we elected to carry at fair value effective January 1, 2012.
(2)	Primarily represents prepayment speed changes due to changes in mortgage interest rates, but also includes other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).
(3)	Includes costs to service and unreimbursed foreclosure costs.
(4)	Reflects discount rate assumption change, excluding portion attributable to changes in mortgage interest rates; the first quarter 2012 change reflects increased capital return requirements from market participants.
(5)	Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior.
(6)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended March 31,
(in millions)	2012	2011

Balance, beginning of period	$1,445	1,422
Purchases	14	45
Servicing from securitizations or asset transfers (1)	(327)	29
Amortization	(58)	(64)

Balance, end of period (2)	1,074	1,432

Valuation allowance:
Balance, beginning of period	(37)	(3)
Reversal of provision (provision) for MSRs in excess of fair value (1)	37	(6)

Balance, end of period (3)	-	(9)

Amortized MSRs, net	$1,074	1,423

Fair value of amortized MSRs:
Beginning of period	$1,756	1,812
End of period (4)	1,263	1,898

(1)	Quarter ended March 31, 2012, is net of $350 million ($313 million after valuation allowance) of residential MSRs that we elected to carry at fair value effective January 1, 2012. A cumulative adjustment of $2 million to fair value was recorded in retained earnings at January 1, 2012.
(2)	Includes $390 million in residential amortized MSRs with amortization of $(10) million at March 31, 2011.
(3)	Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs. Residential amortized MSRs are evaluated for impairment purposes by the following risk strata: Mortgages sold to GSEs (FHLMC and FNMA) and mortgages sold to GNMA, each by interest rate stratifications. A valuation allowance of $9 million was recorded on the residential amortized MSRs at March 31, 2011. For quarter ended March 31, 2012, valuation allowance of $37 million for residential MSRs was reversed upon election to carry at fair value.
(4)	Includes fair value of $445 million in residential amortized MSRs and $1,453 million in commercial amortized MSRs at March 31, 2011. The March 31, 2012 balance is all commercial amortized MSRs.

Note 8: Mortgage Banking Activities (continued)

We present the components of our managed servicing portfolio in the following table at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

	Mar. 31,	Dec. 31,
(in billions)	2012	2011

Residential mortgage servicing:
Serviced for others	$1,483	1,456
Owned loans serviced	350	358
Subservicing	7	8

Total residential servicing	1,840	1,822

Commercial mortgage servicing:
Serviced for others	407	398
Owned loans serviced	106	106
Subservicing	13	14

Total commercial servicing	526	518

Total managed servicing portfolio	$2,366	2,340

Total serviced for others	$1,890	1,854
Ratio of MSRs to related loans serviced for others	0.77%	0.76

The components of mortgage banking noninterest income were:

	Quarter ended March 31,
(in millions)	2012	2011

Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,148	1,145
Late charges	66	94
Ancillary fees	77	89
Unreimbursed direct servicing costs (1)	(280)	(191)

Net servicing fees	1,011	1,137

Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(158)	499
Other changes in fair value (3)	(643)	(580)

Total changes in fair value of MSRs carried at fair value	(801)	(81)
Amortization	(58)	(64)
Provision for MSRs in excess of fair value	-	(6)
Net derivative gains (losses) from economic hedges (4)	100	(120)

Total servicing income, net	252	866
Net gains on mortgage loan origination/sales activities	2,618	1,150

Total mortgage banking noninterest income	$2,870	2,016

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$(58)	379

(1)	Primarily associated with foreclosure expenses and other interest costs.
(2)	Refer to the changes in fair value MSRs table in this Note for more detail.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 – Free-Standing Derivatives for additional discussion and detail.

The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated financial statements and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs and other significant investors to monitor and address their repurchase demand practices and concerns. Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $2.3 billion at March 31, 2012, and was determined based upon modifying the assumptions utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter ended March 31,
(in millions)	2012	2011

Balance, beginning of period	$1,326	1,289
Provision for repurchase losses:
Loan sales	62	35
Change in estimate (1)	368	214

Total additions	430	249
Losses	(312)	(331)

Balance, end of period	$1,444	1,207

(1)	Results from such factors as credit deterioration, changes in investor demand and mortgage insurer practices, and changes in the financial stability of correspondent lenders.

Note 9: Intangible Assets

The gross carrying value of intangible assets and accumulated amortization was:

	March 31, 2012			December 31, 2011
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

Amortized intangible assets (1):
MSRs (2)	$2,053	(979)	1,074	2,383	(975)	1,408
Core deposit intangibles	12,845	(5,883)	6,962	15,079	(7,768)	7,311
Customer relationship and other intangibles	3,163	(1,591)	1,572	3,158	(1,519)	1,639

Total amortized intangible assets	$18,061	(8,453)	9,608	20,620	(10,262)	10,358

Unamortized intangible assets:
MSRs (carried at fair value) (2)	$13,578			12,603
Goodwill	25,140			25,115
Trademark	14			14

(1)	Excludes fully amortized intangible assets.
(2)	See Note 8 for additional information on MSRs.

We based our projections of amortization expense shown below on existing asset balances at March 31, 2012. Future amortization expense may vary from these projections.

The following table provides the current year and estimated future amortization expense for amortized intangible assets.

			Customer
		Core	relationship
	Amortized	deposit	and other
(in millions)	MSRs	intangibles	intangibles	Total

Three months ended March 31, 2012 (actual)	$58	349	72	479

Estimate for the remainder of 2012	$171	1,047	212	1,430
Estimate for year ended December 31,
2013	206	1,241	261	1,708
2014	176	1,113	245	1,534
2015	156	1,022	222	1,400
2016	116	919	209	1,244
2017	74	851	195	1,120

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. We identify reporting units that are one level below an operating segment (referred to as a component), and distinguish these reporting units based on how the segments and components are managed, taking into consideration the economic characteristics, nature of the products and customers of the components. We allocate goodwill to reporting units based on relative fair value, using certain performance metrics. See Note 18 for further information on management reporting.

The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company

December 31, 2010	$17,922	6,475	373	24,770
Goodwill from business combinations	-	7	-	7

March 31, 2011	$17,922	6,482	373	24,777

December 31, 2011	$17,924	6,820	371	25,115
Goodwill from business combinations, net	(2)	27	-	25

March 31, 2012	$17,922	6,847	371	25,140

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

	March 31, 2012			December 31, 2011
(in millions)	Carrying value	Maximum exposure to loss	Non- Investment grade	Carrying value	Maximum Exposure to loss	Non- Investment grade

Standby letters of credit	$5	40,528	25,311	85	41,171	22,259
Securities lending and other indemnifications	7	584	99	-	669	62
Liquidity agreements (1)	-	3	3	-	2	2
Written put options (1)(2)	1,249	10,004	3,812	1,469	8,224	2,466
Loans and MHFS sold with recourse	97	5,717	3,908	102	5,784	3,850
Residual value guarantees	8	197	-	8	197	—
Contingent consideration	33	107	106	31	98	97
Other guarantees	6	553	4	6	552	4

Total guarantees	$1,405	57,693	33,243	1,701	56,697	28,740

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

SECURITIES LENDING AND OTHER INDEMNIFICATIONS As a securities lending agent, we lend securities from participating institutional clients’ portfolios to third-party borrowers. We indemnify our clients against default by the borrower in returning these lent securities. This indemnity is supported by collateral received from the borrowers. Collateral is generally in the form of cash or highly liquid securities that are marked to market daily. There was $592 million at March 31, 2012, and $687 million at December 31, 2011, in collateral supporting loaned securities with values of $584 million and $669 million, respectively.

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

LOANS AND MHFS SOLD WITH RECOURSE In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to indemnify the buyer for any loss on the loan up to par value plus accrued interest. We provide recourse, predominantly to the GSE’s, on loans sold under various programs and arrangements. Primarily all of these programs and arrangements require that we share in the loans’ credit exposure for their remaining life by providing recourse to the GSE, up to 33.33% of actual losses incurred on a pro-rata basis, in the event of borrower default. Under the remaining recourse programs and arrangements, if certain events occur within a specified period of time from transfer date, we have to provide limited recourse to the buyer to indemnify them for losses incurred for the remaining life of the loans. The maximum exposure to loss reported in the accompanying table represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions or the maximum losses per the contractual agreements. However, we believe the likelihood of loss of the entire balance due to these recourse agreements is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In first quarter 2012, we repurchased $6 million of loans associated with these agreements. We also provide representation and warranty guarantees on loans sold under the various recourse programs and arrangements. Our loss exposure relative to these guarantees is separately considered and provided for, as necessary, in determination of our liability for loan repurchases due to breaches of representation and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.

RESIDUAL VALUE GUARANTEES We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At March 31, 2012, the only remaining residual value guarantee is related to a leasing transaction on certain corporate buildings. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost, we would be required to reimburse the lessor under our guarantee.

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

Pledged Assets and Collateral

As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings from the FHLB and FRB and for other purposes as required or permitted by law. The following table provides pledged loans and securities available for sale where the secured party does not have the right to sell or repledge the collateral. At March 31, 2012, and December 31, 2011, we did not pledge any loans or securities available for sale where the secured party has the right to sell or repledge the collateral. The table excludes pledged assets related to VIEs, which can only be used to settle the liabilities of those entities. See Note 7 for additional information on consolidated VIE assets.

(in millions)	Mar. 31, 2012	Dec. 31, 2011
Securities available for sale	$73,945	80,540
Loans	321,782	317,742

Total	$395,727	398,282

We also pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), and domestic and foreign companies. We pledged $24.8 billion at March 31, 2012, and $20.8 billion at December 31, 2011, under agreements that permit the secured parties to sell or repledge the collateral. Pledged collateral where the secured party cannot sell or repledge was $733 million and $2.8 billion at the same period ends, respectively.

We receive collateral from other entities under resale agreements and securities borrowings. We received $21.8 billion at March 31, 2012, and $17.8 billion at December 31, 2011, for which we have the right to sell or repledge the collateral. These amounts include securities we have sold or repledged to others with a fair value of $20.7 billion at March 31, 2012, and $16.7 billion at December 31, 2011.

Note 11: Legal Actions

The following supplements our discussion of certain matters previously reported in Part I, Item 3 (Legal Proceedings) of our 2011 Form 10-K for events occurring in first quarter 2012.

MORTGAGE-BACKED CERTIFICATES LITIGATION On April 28, 2011, a case captioned The Union Central Life Insurance Company, et al. v. Credit Suisse First Boston Securities Corp., et al., was filed in the U.S. District Court for the Southern District of New York. Among other defendants, it names Wells Fargo Asset Securitization Corporation and Wells Fargo Bank, N.A. The case asserts various state law fraud claims and claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of three insurance companies, relating to offerings of mortgage-backed securities from 2005 through 2007. In February 2012, the plaintiffs and Wells Fargo agreed to a settlement in principle of claims against the Wells Fargo entities and are in the process of documenting that settlement.

MORTGAGE RELATED REGULATORY INVESTIGATIONS Government agencies continue investigations or examinations of other mortgage related practices of Wells Fargo. The investigations relate to two main topics: (1) whether Wells Fargo may have violated fair lending or other laws and regulations relating to mortgage origination practices; and (2) whether Wells Fargo properly disclosed in offering documents for its residential mortgage-backed securities the facts and risks associated with those securities. With respect to (1), the Department of Justice has advised Wells Fargo that it believes it can bring claims against Wells Fargo for monetary damages and civil penalties under fair lending laws. We believe such claims should not be brought and continue seeking to demonstrate to the Department of Justice our compliance with fair lending laws.

OUTLOOK When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was $927 million as of March 31, 2012. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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

	March 31, 2012			December 31, 2011
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
(in millions)		Asset derivatives	Liability Derivatives		Asset derivatives	Liability derivatives

Derivatives designated as hedging instruments
Interest rate contracts (1)	$93,735	7,406	2,452	87,537	8,423	2,769
Foreign exchange contracts	24,230	1,719	134	22,269	1,523	572

Total derivatives designated as qualifying hedging instruments		9,125	2,586		9,946	3,341

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	442,501	787	1,160	377,497	2,318	2,011
Foreign exchange contracts	3,341	3	30	5,833	250	3
Credit contracts - protection purchased	105	1	-	125	3	-
Other derivatives	2,408	1	67	2,367	-	117

Subtotal		792	1,257		2,571	2,131
Customer accommodation, trading and other free-standing derivatives:
Interest rate contracts	2,796,580	73,351	75,117	2,425,144	81,336	83,834
Commodity contracts	83,757	4,728	4,587	77,985	4,351	4,234
Equity contracts	74,008	4,081	4,147	68,778	3,768	3,661
Foreign exchange contracts	171,535	3,133	2,834	140,704	3,151	2,803
Credit contracts - protection sold	35,753	423	4,209	38,403	319	5,178
Credit contracts - protection purchased	34,324	2,486	363	36,156	3,254	276

Subtotal		88,202	91,257		96,179	99,986

Total derivatives not designated as hedging instruments		88,994	92,514		98,750	102,117

Total derivatives before netting		98,119	95,100		108,696	105,458

Netting (3)		(73,643)	(81,198)		(81,143)	(89,990)

Total		$24,476	13,902		27,553	15,468

(1)	Notional amounts presented exclude $8.0 billion at March 31, 2012, and $15.5 billion at December 31, 2011, of basis swaps that are combined with receive fixed-rate/pay floating-rate swaps and designated as one hedging instrument.
(2)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, and other interests held.
(3)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements. The amount of cash collateral netted against derivative assets and liabilities was $6.5 billion and $14.6 billion, respectively, at March 31, 2012, and $6.6 billion and $15.4 billion, respectively, at December 31, 2011.

Note 12: Derivatives (continued)

Fair Value Hedges

We use interest rate swaps to convert certain of our fixed-rate long-term debt and CDs to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. In addition, we use interest rate swaps, cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale debt securities due to changes in interest rates, foreign currency rates, or both. We also use interest rate swaps to hedge against changes in fair value for certain mortgages held for sale. The entire derivative gain or loss is included in the assessment of hedge effectiveness for all fair value hedge relationships, except for those involving foreign-currency denominated securities available for sale and long-term debt hedged with foreign currency forward derivatives for which the component of the derivative gain or loss related to the changes in the difference between the spot and forward price is excluded from the assessment of hedge effectiveness.

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

The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains (losses) on fair value hedges
(in millions)	Securities available for sale	Mortgages held for sale	Long-term debt	Securities available for sale	Long-term debt

Quarter ended March 31, 2012
Gains (losses) recorded in net interest income	$(112)	-	419	(3)	71	375

Gains (losses) recorded in noninterest income
Recognized on derivatives	302	5	(868)	41	566	46
Recognized on hedged item	(296)	(6)	802	(14)	(648)	(162)

Recognized on fair value hedges (ineffective portion) (1)	$6	(1)	(66)	27	(82)	(116)

Quarter ended March 31, 2011
Gains (losses) recorded in net interest income	$(106)	-	414	(1)	90	397

Gains (losses) recorded in noninterest income
Recognized on derivatives	169	-	(645)	35	1,080	639
Recognized on hedged item	(237)	-	622	(33)	(1,117)	(765)

Recognized on fair value hedges (ineffective portion) (1)	$(68)	-	(23)	2	(37)	(126)

(1)	Includes $(1) million and $8 million, respectively, for the quarters ended March 31, 2012 and 2011, of gains (losses) on forward derivatives hedging foreign currency securities available for sale and long-term debt, representing the portion of derivatives gains (losses) excluded from the assessment of hedge effectiveness (time value).

Cash Flow Hedges

We hedge floating-rate debt against future interest rate increases by using interest rate swaps, caps, floors and futures to limit variability of cash flows due to changes in the benchmark interest rate. We also use interest rate swaps and floors to hedge the variability in interest payments received on certain floating-rate commercial loans, due to changes in the benchmark interest rate. Gains and losses on derivatives that are reclassified from OCI to interest income and interest expense in the current period are included in the line item in which the hedged item’s effect on earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. We assess hedge effectiveness using regression analysis, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic changes in cash flows of the hedging instrument against the periodic changes in cash flows of the forecasted transaction being hedged due to changes in the hedged risk(s). The assessment includes an evaluation of the quantitative measures of the regression results used to validate the conclusion of high effectiveness.

Based upon current interest rates, we estimate that $415 million (pre-tax) of deferred net gains on derivatives in OCI at March 31, 2012, will be reclassified into interest income and interest expense during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 6 years for both hedges of floating-rate debt and floating-rate commercial loans.

The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

	Quarter ended March 31,
(in millions)	2012	2011

Gains (losses) (pre tax) recognized in OCI on derivatives	$42	(4)
Gains (pre tax) reclassified from cumulative OCI into net interest income	107	156
Gains (losses) (pre tax) recognized in noninterest income on derivatives (1)	-	(2)

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Free-Standing Derivatives

We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs measured at fair value, certain residential MHFS, derivative loan commitments and other interests held. The resulting gain or loss on these economic hedges is reflected in mortgage banking noninterest income. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative OCI (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.

The derivatives used to hedge these MSRs measured at fair value, which include swaps, swaptions, constant maturity mortgages, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative gains of $100 million in first quarter 2012 and net derivative losses of $120 million in first quarter 2011, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net liability of $375 million at March 31, 2012, and a net asset of $1.4 billion at December 31, 2011.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as substantially all residential MHFS, is hedged with free-standing derivatives (economic hedges) such as swaps, forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For the fair value measurement of interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan. Fair value changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand can also cause changes in the value of the underlying loan value that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $216 million at March 31, 2012, and a net asset of $478 million at December 31, 2011, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.

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

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended March 31,
(in millions)	2012	2011
Net gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (1)	$(196)	53
Other (2)	42	11
Foreign exchange contracts (2)	(85)	(264)
Credit contracts (2)	(5)	(5)

Subtotal	(244)	(205)
Net gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (3)	1,071	400
Other (4)	240	196
Commodity contracts (4)	(23)	(15)
Equity contracts (4)	(285)	(162)
Foreign exchange contracts (4)	129	182
Credit contracts (4)	59	(47)
Other (4)	(1)	7

Subtotal	1,190	561
Net gains recognized related to derivatives not designated as hedging instruments	$946	356

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.
(2)	Predominantly included in other noninterest income.
(3)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
(4)	Predominantly included in net gains from trading activities in noninterest income.

Credit Derivatives

We use credit derivatives primarily to assist customers with their risk management objectives. We may also use credit derivatives in structured product transactions or liquidity agreements written to special purpose vehicles. The maximum exposure of sold credit derivatives is managed through posted collateral, purchased credit derivatives and similar products in order to achieve our desired credit risk profile. This credit risk management provides an ability to recover a significant portion of any amounts that would be paid under the sold credit derivatives. We would be required to perform under the noted credit derivatives in the event of default by the referenced obligors. Events of default include events such as bankruptcy, capital restructuring or lack of principal and/or interest payment. In certain cases, other triggers may exist, such as the credit downgrade of the referenced obligors or the inability of the special purpose vehicle for which we have provided liquidity to obtain funding.

The following table provides details of sold and purchased credit derivatives.

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold - non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities

March 31, 2012
Credit default swaps on:
Corporate bonds	$561	22,189	12,459	12,565	9,624	8,500	2012-2021
Structured products	2,924	4,590	4,162	2,065	2,525	1,065	2016-2056
Credit protection on:
Default swap index	31	3,368	927	2,821	547	980	2012-2017
Commercial mortgage-backed securities index	615	1,277	453	129	1,148	1,425	2049-2052
Asset-backed securities index	70	81	81	6	75	115	2037-2046
Loan deliverable credit default swaps	1	417	417	318	99	160	2012-2016
Other	7	3,831	3,320	215	3,616	4,058	2012-2056
Total credit derivatives	$4,209	35,753	21,819	18,119	17,634	16,303

December 31, 2011
Credit default swaps on:
Corporate bonds	$1,002	24,634	14,043	13,329	11,305	9,404	2012-2021
Structured products	3,308	4,691	4,300	2,194	2,497	1,335	2016-2056
Credit protection on:
Default swap index	68	3,006	843	2,341	665	912	2012-2017
Commercial mortgage-backed securities index	713	1,357	458	19	1,338	1,403	2049-2052
Asset-backed securities index	76	83	83	8	75	116	2037-2046
Loan deliverable credit default swaps	2	460	453	355	105	251	2012-2016
Other	9	4,172	3,637	126	4,046	4,422	2012-2056
Total credit derivatives	$5,178	38,403	23,817	18,372	20,031	17,843

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

Note 12: Derivatives (continued)

Credit-Risk Contingent Features

Certain of our derivative contracts contain provisions whereby if the credit rating of our debt, based on certain major credit rating agencies indicated in the relevant contracts, were to fall below investment grade, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $16.4 billion at March 31, 2012, and $17.1 billion at December 31, 2011, respectively, for which we posted $15.0 billion for both periods in collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2012, or December 31, 2011, we would have been required to post additional collateral of $1.3 billion or $2.1 billion, respectively, or potentially settle the contract in an amount equal to its fair value.

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

Note 13: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Trading assets, securities available for sale, derivatives, substantially all residential MHFS, certain commercial LHFS, certain loans held for investment, fair value MSRs and securities sold but not yet purchased (short sale liabilities) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as certain residential and commercial MHFS, certain LHFS, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

—

Level 3 – Valuation is generated from techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

Where markets are inactive and transactions are not orderly, transaction or quoted prices for assets or liabilities in inactive markets may require adjustment due to the uncertainty of whether the underlying transactions are orderly. For items that use price quotes in inactive markets, such as certain security classes within securities available for sale, the degree of market inactivity and distressed transactions is analyzed to determine the appropriate adjustment to the price quotes.

The methodology used to adjust the quotes involves weighting the price quotes and results of internal pricing techniques such as the net present value of future expected cash flows (with observable inputs, where available) discounted at a rate of return market participants require. The significant inputs utilized in the internal pricing techniques, which are estimated by type of underlying collateral, include credit loss assumptions, estimated prepayment speeds and discount rates.

The more active and orderly markets for particular security classes are determined to be, the more weighting is assigned to price quotes. The less active and orderly markets are determined to be, the less weighting is assigned to price quotes. We continually assess the level and volume of market activity in our investment security classes in determining adjustments, if any, to price quotes. Given market conditions can change over time,

Note 13: Fair Values of Assets and Liabilities (continued)

determination of which securities markets are considered active or inactive, and if inactive, the degree to which price quotes require adjustment, can also change.

Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments not recorded at fair value.

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

TRADING ASSETS (EXCLUDING DERIVATIVES) AND SECURITIES AVAILABLE FOR SALE Trading assets and securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon various sources of market pricing. We use quoted prices in active markets, where available and classify such instruments within Level 1 of the fair value hierarchy. Examples include exchange-traded equity securities and some highly liquid government securities such as U.S. Treasuries. When instruments are traded in secondary markets and quoted market prices do not exist for such securities, we generally rely on internal valuation techniques or on prices obtained from independent pricing services or brokers (collectively, vendors) or combination thereof and are classified within Level 2 or 3 accordingly.

Trading securities are mostly valued using trader prices that are subject to price verification procedures performed by separate internal personnel. The majority of fair values derived using internal valuation techniques are verified against multiple pricing sources, including prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities when no price is observable. We review pricing methodologies provided by the vendors in order to determine if observable market information is being used, versus unobservable inputs. When evaluating the appropriateness of an internal trader price compared with vendor prices, considerations include the range and quality of vendor prices. Vendor prices are used to ensure the reasonableness of a trader price; however valuing financial instruments involves judgments acquired from knowledge of a particular market and is not perfunctory. If a trader asserts that a vendor price is not reflective of market value, justification for using the trader price, including recent sales activity where possible, must be provided to and approved by the appropriate levels of management.

Similarly, while securities available for sale traded in secondary markets are typically valued using unadjusted vendor prices or vendor prices adjusted by weighting them with internal discounted cash flow techniques, these prices are reviewed and, if deemed inappropriate by a trader who has the most knowledge of a particular market, can be adjusted. Securities measured with these internal valuation techniques are generally classified as

Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models, discounted cash flow analyses using significant inputs observable in the market where available or combination of multiple valuation techniques. Examples include certain residential and commercial MBS, municipal bonds, U.S. government and agency MBS, and corporate debt securities.

Security fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy. Such measurements include securities valued using internal models or a combination of multiple valuation techniques such as weighting of internal models and vendor or broker pricing, where the unobservable inputs are significant to the overall fair value measurement. Securities classified as Level 3 include certain residential and commercial MBS, asset-backed securities collateralized by auto leases or loans and cash reserves, CDOs and CLOs, and certain residual and retained interests in residential mortgage loan securitizations. CDOs are valued using the prices of similar instruments, the pricing of completed or pending third party transactions or the pricing of the underlying collateral within the CDO. Where vendor or broker prices are not readily available, management’s best estimate is used.

MORTGAGES HELD FOR SALE (MHFS) We carry substantially all of our residential MHFS portfolio at fair value. Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. As necessary, these prices are adjusted for typical securitization activities, including servicing value, portfolio composition, market conditions and liquidity. Most of our MHFS are classified as Level 2. For the portion where market pricing data is not available, we use a discounted cash flow model to estimate fair value and, accordingly, classify as Level 3.

LOANS HELD FOR SALE (LHFS) LHFS are carried at the lower of cost or market value, or at fair value. The fair value of LHFS is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.

LOANS For the carrying value of loans, including PCI loans, see Note 1 in our 2011 Form 10-K. Although most loans are not recorded at fair value on a recurring basis, reverse mortgages are held at fair value on a recurring basis. In addition, we record nonrecurring fair value adjustments to loans to reflect partial write-downs that are based on the observable market price of the loan or current appraised value of the collateral.

We provide fair value estimates in this disclosure for loans that are not recorded at fair value on a recurring or nonrecurring basis. Those estimates differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by product and loan rate.

The fair value of commercial loans is calculated by discounting contractual cash flows, adjusted for credit loss estimates, using discount rates that reflect our current pricing for loans with similar characteristics and remaining maturity.

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

The carrying value of credit card loans, which is adjusted for estimates of credit losses inherent in the portfolio at the balance sheet date, is reported as a reasonable estimate of fair value.

For all other consumer loans, the fair value is generally calculated by discounting the contractual cash flows, adjusted for prepayment and credit loss estimates, based on the current rates we offer for loans with similar characteristics.

Loan commitments, standby letters of credit and commercial and similar letters of credit generate ongoing fees at our current pricing levels, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, we record an allowance. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. Certain letters of credit that are hedged with derivative instruments are carried at fair value in trading assets or liabilities. For those letters of credit fair value is calculated based on readily quotable credit default spreads, using a market risk credit default swap model.

DERIVATIVES Quoted market prices are available and used for our exchange-traded derivatives, such as certain interest rate futures and option contracts, which we classify as Level 1. However, substantially all of our derivatives are traded in over-the-counter (OTC) markets where quoted market prices are not always readily available. Therefore we value most OTC derivatives using internal valuation techniques. Valuation techniques and inputs to internally-developed models depend on the type of derivative and nature of the underlying rate, price or index upon which the derivative’s value is based. Key inputs can include yield curves, credit curves, foreign-exchange rates, prepayment rates, volatility measurements and correlation of such inputs. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivatives are typically classified as Level 2 of the fair value hierarchy. Examples of derivatives classified as Level 2 include generic interest rate swaps, foreign currency swaps, commodity swaps, and certain option and forward contracts. When instruments are traded in less liquid markets and significant inputs are unobservable, such derivatives are classified as Level 3. Examples of derivatives classified as Level 3 include complex and highly structured derivatives, certain credit default swaps, interest rate lock commitments written for our residential mortgage loans that we intend to sell and long dated equity options where volatility is not observable. Additionally, significant judgments are required when classifying financial instruments within the fair value hierarchy, particularly between Level 2 and 3, as is the case for certain derivatives.

MORTGAGE SERVICING RIGHTS (MSRs) AND CERTAIN OTHER INTERESTS HELD IN SECURITIZATIONS MSRs and certain other interests held in securitizations (e.g., interest-only strips) do not trade in an active market with readily observable prices. Accordingly, we determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income cash flows. The model incorporates assumptions that market participants use in estimating future net servicing income cash flows, including estimates of prepayment speeds (including housing price volatility), discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, ancillary income and late fees. Commercial MSRs are carried at lower of cost or market value, and therefore can be subject to fair value measurements on a nonrecurring basis. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. For other interests held in securitizations (such as interest-only strips) we use a valuation model that calculates the present value of estimated future cash flows. The model incorporates our own estimates of assumptions market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. Interest-only strips are recorded as trading assets. Our valuation approach is validated by our internal valuation model validation group. Fair value measurements of our MSRs and interest-only strips use significant unobservable inputs and, accordingly, we classify them as Level 3.

FORECLOSED ASSETS Foreclosed assets are carried at net realizable value, which represents fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral and, accordingly, we classify foreclosed assets as Level 2.

NONMARKETABLE EQUITY INVESTMENTS Nonmarketable equity investments are generally recorded under the cost or equity method of accounting. There are generally restrictions on the sale and/or liquidation of these investments, including federal bank stock. Federal bank stock carrying value approximates fair value. We use facts and circumstances available to estimate the fair value of our nonmarketable equity investments. We typically consider our access to and need for capital (including recent or projected financing activity), qualitative assessments of the viability of the investee, evaluation of the financial statements of the investee and prospects for its future. Public equity investments are valued using quoted market prices and discounts are only applied when there are trading restrictions that are an attribute of the investment. We estimate the fair value of investments in non-public securities using metrics such as security prices of comparable public companies, acquisition prices for similar companies and original investment purchase price multiples, while also incorporating a portfolio company’s financial performance and specific factors.

Note 13: Fair Values of Assets and Liabilities (continued)

For investments in private equity funds, we use the NAV provided by the fund sponsor as an appropriate measure of fair value. In some cases, such NAVs require adjustments based on certain unobservable inputs.

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

OTHER LIABILITIES Other liabilities recorded at fair value on a recurring basis, excluding derivative liabilities (see the “Derivatives” section for derivative liabilities), includes primarily short sale liabilities. Short sale liabilities are classified as either Level 1 or Level 2, generally dependent upon whether the underlying securities have readily obtainable quoted prices in active exchange markets.

LONG-TERM DEBT Long-term debt is generally carried at amortized cost. For disclosure, we are required to estimate the fair value of long-term debt. Generally, the discounted cash flow method is used to estimate the fair value of our long-term debt. Contractual cash flows are discounted using rates currently offered for new notes with similar remaining maturities and, as such, these discount rates include our current spread levels.

Level 3 Asset and Liability Valuation Processes

We generally determine fair value of our Level 3 assets and liabilities by using internally developed models and, to a lesser extent, prices obtained from independent pricing services or brokers (collectively, vendors). Our valuation processes vary depending on which approach is utilized.

INTERNAL MODEL VALUATIONS Our internally developed models primarily consist of discounted cash flow techniques. Use of such techniques requires determining relevant inputs, some of which are unobservable. Unobservable inputs are generally derived from historic performance of similar assets or determined from previous market trades in similar instruments. These unobservable inputs usually consist of discount rates, default rates, loss severity upon default, volatilities, correlations and prepayment rates, which are inherent within our Level 3 instruments. Such inputs can be correlated to similar portfolios with known historic experience or recent trades where particular unobservable inputs may be implied; but due to the nature of various inputs being reflected within a particular trade, the value of each input is considered unobservable. We attempt to correlate each unobservable input to historic experience and other third party data where available.

Internal valuation models are subject to review prescribed within our model risk management policies and procedures which includes model validation. The purpose of model validation includes ensuring the model is appropriate for its intended use and the appropriate controls exist to help mitigate risk of invalid valuations. Model validation assesses the adequacy and appropriateness of the model, including reviewing its key components such as inputs, processing components, logic or theory, output results and supporting model documentation. Validation also includes ensuring significant unobservable model inputs are appropriate given observable market transactions or other market data within the same or similar asset classes. This ensures modeled approaches are appropriate given similar product valuation techniques and are in line with their intended purpose.

We have ongoing monitoring procedures in place for our Level 3 assets and liabilities that use such internal valuation models. These procedures, which are designed to provide reasonable assurance models continue to perform as expected after approved, include:

—	ongoing analysis and benchmarking to market transactions and other independent market data (including pricing vendors, if available);
—	back-testing of modeled fair value values to actual realized transactions and
—	review of modeled valuation results against expectations, including review of significant or unusual value fluctuations.

We update model inputs and methodologies periodically to reflect these monitoring procedures. Additionally, procedures and controls are in place to ensure existing models are subject to periodic reviews and full model revalidations are done as necessary.

All internal valuation models are subject to on-going review by business unit-level management. More complex models are subject to additional oversight by a corporate-level risk management department. Corporate oversight responsibilities include evaluating adequacy of business unit risk management programs, maintaining company-wide model validation policies and standards and reporting the results of these activities to management and our Enterprise Risk Management Committee (ERMC). The ERMC, which consists of senior executive management and reports to the Company’s Board of Directors, provides compliance and operational risk management and monitors all company-wide risks including, credit risk, market risk, and reputational risk.

VENDOR-DEVELOPED VALUATIONS In certain limited circumstances we obtain values from third party vendors for the value of our Level 3 assets or liabilities. We have processes in place to approve such vendors to ensure information obtained and valuation techniques used are appropriate. Once these vendors are approved to provide pricing information, the results are monitored and reviewed to ensure the fair values are reasonable and in line with market experience in similar asset classes. While the input amounts used by the pricing vendor in determining fair value are not provided, and therefore unavailable for our review, we do perform one or more of the following procedures to validate the prices received:

—	comparison to other pricing vendors (if available);
—	variance analysis of prices;
—	corroboration of pricing by reference to other independent market data such as market transactions and relevant benchmark indices;
—	review of pricing by Company personnel familiar with market liquidity and other market-related conditions; and
—	investigation of prices on a specific instrument-by-instrument basis.

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

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

March 31, 2012
Trading assets (excluding derivatives)	$-	285	7	1,209	1,345	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	1,080	3,598	-
Securities of U.S. states and political subdivisions	-	17	-	-	21,631	997
Mortgage-backed securities	-	369	45	-	126,554	187
Other debt securities	-	347	8,469	-	27,202	380

Total debt securities	-	733	8,514	1,080	178,985	1,564
Total marketable equity securities	-	-	-	37	631	-

Total securities available for sale	-	733	8,514	1,117	179,616	1,564

Derivatives (trading and other assets)	-	12	46	-	709	1
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	10	27	-	681	-
Other liabilities	-	22	-	-	208	2

December 31, 2011
Trading assets (excluding derivatives)	$-	446	7	1,086	1,564	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	868	5,748	-
Securities of U.S. states and political subdivisions	-	16	-	-	21,014	-
Mortgage-backed securities	-	2,342	43	-	118,107	186
Other debt securities	-	1,091	8,163	-	26,222	145

Total debt securities	-	3,449	8,206	868	171,091	331
Total marketable equity securities	-	-	-	33	665	3

Total securities available for sale	-	3,449	8,206	901	171,756	334

Derivatives (trading and other assets)	-	17	44	-	834	-
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	11	43	-	850	-
Other liabilities	-	22	-	6	249	-

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting		Total
March 31, 2012
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$5,208	3,598	-	-		8,806
Securities of U.S. states and political subdivisions	-	4,063	103	-		4,166
Collateralized debt obligations (1)	-	-	1,539	-		1,539
Corporate debt securities	-	7,532	132	-		7,664
Mortgage-backed securities	-	27,879	54	-		27,933
Asset-backed securities	-	856	164	-		1,020
Equity securities	2,951	323	3	-		3,277

Total trading securities	8,159	44,251	1,995	-		54,405

Other trading assets	2,052	43	108	-		2,203
Total trading assets (excluding derivatives)	10,211	44,294	2,103	-		56,608

Securities of U.S. Treasury and federal agencies	1,081	3,597	-	-		4,678
Securities of U.S. states and political subdivisions	-	21,723	12,514	-		34,237
Mortgage-backed securities:
Federal agencies	-	102,665	-	-		102,665
Residential	-	17,771	58	-		17,829
Commercial	-	18,425	232	-		18,657
Total mortgage-backed securities	-	138,861	290	-		139,151

Corporate debt securities	297	19,568	308	-		20,173
Collateralized debt obligations (2)	-	-	9,163	-		9,163
Asset-backed securities:
Auto loans and leases	-	62	6,913	-		6,975
Home equity loans	-	698	257	-		955
Other asset-backed securities	-	7,937	2,869	-		10,806
Total asset-backed securities	-	8,697	10,039	-		18,736

Other debt securities	-	975	-	-		975

Total debt securities	1,378	193,421	32,314	-		227,113

Marketable equity securities:
Perpetual preferred securities (3)	607	625	1,173	-		2,405
Other marketable equity securities	693	52	3	-		748
Total marketable equity securities	1,300	677	1,176	-		3,153

Total securities available for sale	2,678	194,098	33,490	-		230,266

Mortgages held for sale	-	35,853	3,330	-		39,183
Loans held for sale	-	796	-	-		796
Loans	-	6,012	25	-		6,037
Mortgage servicing rights (residential)	-	-	13,578	-		13,578
Derivative assets:
Interest rate contracts	-	80,738	806	-		81,544
Commodity contracts	-	4,712	16	-		4,728
Equity contracts	624	2,721	736	-		4,081
Foreign exchange contracts	32	4,799	24	-		4,855
Credit contracts	-	1,697	1,213	-		2,910
Other derivative contracts	-	-	1	-		1
Netting	-	-	-	(73,643	) (4)	(73,643)

Total derivative assets (5)	656	94,667	2,796	(73,643)		24,476

Other assets	94	141	228	-		463

Total assets recorded at fair value	$13,639	375,861	55,550	(73,643)		371,407

Derivative liabilities:
Interest rate contracts	$(3)	(78,255)	(471)	-		(78,729)
Commodity contracts	-	(4,557)	(30)	-		(4,587)
Equity contracts	(267)	(2,964)	(916)	-		(4,147)
Foreign exchange contracts	(28)	(2,962)	(8)	-		(2,998)
Credit contracts	-	(1,606)	(2,966)	-		(4,572)
Other derivative contracts	-	-	(67)	-		(67)
Netting	-	-	-	81,198	(4)	81,198

Total derivative liabilities (6)	(298)	(90,344)	(4,458)	81,198		(13,902)

Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(3,958)	(772)	-	-		(4,730)
Securities of U.S. states and political subdivisions	-	(16)	-	-		(16)
Corporate debt securities	-	(4,445)	-	-		(4,445)
Equity securities	(1,173)	(99)	-	-		(1,272)
Other securities	-	(58)	-	-		(58)
Total short sale liabilities	(5,131)	(5,390)	-	-		(10,521)

Other liabilities	-	(40)	(42)	-		(82)

Total liabilities recorded at fair value	$(5,429)	(95,774)	(4,500)	81,198		(24,505)

(1)	Includes collateralized loan obligations of $587 million that are classified as trading assets.
(2)	Includes collateralized loan obligations of $8.6 billion that are classified as securities available for sale.
(3)	Perpetual preferred securities are primarily ARS and corporate preferred securities. See Note 7 for additional information.
(4)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(5)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.
(6)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.

(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3	Netting		Total
December 31, 2011
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$3,342	3,638	-	-		6,980
Securities of U.S. states and political subdivisions	-	2,438	53	-		2,491
Collateralized debt obligations (1)	-	-	1,582	-		1,582
Corporate debt securities	-	6,479	97	-		6,576
Mortgage-backed securities	-	34,959	108	-		35,067
Asset-backed securities	-	1,093	190	-		1,283
Equity securities	1,682	172	4	-		1,858
Total trading securities	5,024	48,779	2,034	-		55,837
Other trading assets	1,847	68	115	-		2,030
Total trading assets (excluding derivatives)	6,871	48,847	2,149	-		57,867
Securities of U.S. Treasury and federal agencies	869	6,099	-	-		6,968
Securities of U.S. states and political subdivisions	-	21,077	11,516	-		32,593
Mortgage-backed securities:
Federal agencies	-	96,754	-	-		96,754
Residential	-	17,775	61	-		17,836
Commercial	-	17,918	232	-		18,150
Total mortgage-backed securities	-	132,447	293	-		132,740
Corporate debt securities	317	17,792	295	-		18,404
Collateralized debt obligations (2)	-	-	8,599	-		8,599
Asset-backed securities:
Auto loans and leases	-	86	6,641	-		6,727
Home equity loans	-	650	282	-		932
Other asset-backed securities	-	8,326	2,863	-		11,189
Total asset-backed securities	-	9,062	9,786	-		18,848
Other debt securities	-	1,044	-	-		1,044
Total debt securities	1,186	187,521	30,489	-		219,196
Marketable equity securities:
Perpetual preferred securities (3)	552	631	1,344	-		2,527
Other marketable equity securities	814	53	23	-		890
Total marketable equity securities	1,366	684	1,367	-		3,417
Total securities available for sale	2,552	188,205	31,856	-		222,613
Mortgages held for sale	-	41,381	3,410	-		44,791
Loans held for sale	-	1,176	-	-		1,176
Loans	-	5,893	23	-		5,916
Mortgage servicing rights (residential)	-	-	12,603	-		12,603
Derivative assets:
Interest rate contracts	-	91,022	1,055	-		92,077
Commodity contracts	-	4,351	-	-		4,351
Equity contracts	471	2,737	560	-		3,768
Foreign exchange contracts	35	4,873	16	-		4,924
Credit contracts	-	2,219	1,357	-		3,576
Other derivative contracts	-	-	-	-		-
Netting	-	-	-	(81,143	) (4)	(81,143)
Total derivative assets (5)	506	105,202	2,988	(81,143)		27,553
Other assets	88	135	244	-		467
Total assets recorded at fair value	$10,017	390,839	53,273	(81,143)		372,986
Derivative liabilities:
Interest rate contracts	$(4)	(88,164)	(446)	-		(88,614)
Commodity contracts	-	(4,234)	-	-		(4,234)
Equity contracts	(229)	(2,797)	(635)	-		(3,661)
Foreign exchange contracts	(31)	(3,324)	(23)	-		(3,378)
Credit contracts	-	(2,099)	(3,355)	-		(5,454)
Other derivative contracts	-	-	(117)	-		(117)
Netting	-	-	-	89,990	(4)	89,990
Total derivative liabilities (6)	(264)	(100,618)	(4,576)	89,990		(15,468)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(3,820)	(919)	-	-		(4,739)
Securities of U.S. states and political subdivisions	-	(2)	-	-		(2)
Corporate debt securities	-	(4,112)	-	-		(4,112)
Equity securities	(944)	(298)	-	-		(1,242)
Other securities	-	(737)	-	-		(737)
Total short sale liabilities	(4,764)	(6,068)	-	-		(10,832)
Other liabilities	-	(98)	(44)	-		(142)
Total liabilities recorded at fair value	$(5,028)	(106,784)	(4,620)	89,990		(26,442)

(1)	Includes collateralized loan obligations of $583 million that are classified as trading assets.
(2)	Includes collateralized loan obligations of $8.1 billion that are classified as securities available for sale.
(3)	Perpetual preferred securities are primarily ARS and corporate preferred securities. See Note 7 for additional information.
(4)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(5)	Derivative assets include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets.
(6)	Derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading liabilities.

Note 13: Fair Values of Assets and Liabilities (continued)

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changing the valuation technique used, are generally the cause of transfers between Level 1, 2 or 3.

All transfers into and out of Level 1, Level 2, and Level 3 are provided within the below table. The amounts reported as transfers represent the fair value as of the beginning of the quarter in which the transfer occurred.

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total

Quarter ended March 31, 2012
Trading securities	$-	-	10	(14)	14	(10)	-
Securities available for sale	-	-	93	(43)	43	(93)	-
Mortgages held for sale	-	-	86	(87)	87	(86)	-
Net derivative assets and liabilities	-	-	12	8	(8)	(12)	-

Total transfers	$-	-	201	(136)	136	(201)	-

(1)	All transfers in and out of Level 3 are disclosed within the recurring level 3 rollforward table in this Note.

For the quarter ended March 31, 2011, there were no significant transfers in or out of Levels 1, 2 or 3.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2012, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in net
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Quarter ended March 31, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$53	-	-	50	-	-	103	-
Collateralized debt obligations	1,582	17	-	(60)	-	-	1,539	(12)
Corporate debt securities	97	-	-	35	-	-	132	(2)
Mortgage-backed securities	108	(1)	-	(43)	-	(10)	54	(3)
Asset-backed securities	190	11	-	(51)	14	-	164	4
Equity securities	4	-	-	(1)	-	-	3	-
Total trading securities	2,034	27	-	(70)	14	(10)	1,995	(13)
Other trading assets	115	(7)	-	-	-	-	108	-
Total trading assets (excluding derivatives)	2,149	20	-	(70)	14	(10)	2,103	(13	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	11,516	(4)	164	838	-	-	12,514	(6)
Mortgage-backed securities:
Residential	61	-	1	(1)	27	(30)	58	-
Commercial	232	(15)	22	(7)	-	-	232	-
Total mortgage-backed securities	293	(15)	23	(8)	27	(30)	290	-
Corporate debt securities	295	5	11	(4)	1	-	308	-
Collateralized debt obligations	8,599	57	183	324	-	-	9,163	-
Asset-backed securities:
Auto loans and leases	6,641	1	20	251	-	-	6,913	-
Home equity loans	282	7	18	(1)	14	(63)	257	-
Other asset-backed securities	2,863	3	57	(55)	1	-	2,869	-
Total asset-backed securities	9,786	11	95	195	15	(63)	10,039	-
Total debt securities	30,489	54	476	1,345	43	(93)	32,314	(6	)(4)
Marketable equity securities:
Perpetual preferred
securities	1,344	31	8	(210)	-	-	1,173	-
Other marketable equity securities	23	-	(15)	(5)	-	-	3	-
Total marketable equity securities	1,367	31	(7)	(215)	-	-	1,176	-	(5)
Total securities available for sale	31,856	85	469	1,130	43	(93)	33,490	(6)
Mortgages held for sale	3,410	(35)	-	(46)	87	(86)	3,330	(36	)(6)
Loans	23	-	-	2	-	-	25	-	(6)
Mortgage servicing rights	12,603	(801)	-	1,776	-	-	13,578	(158	)(6)
Net derivative assets and liabilities:
Interest rate contracts	609	1,158	-	(1,432)	-	-	335	199
Commodity contracts	-	1	-	(7)	(8)	-	(14)	(7)
Equity contracts	(75)	(95)	-	3	-	(13)	(180)	(88)
Foreign exchange contracts	(7)	27	-	(5)	-	1	16	24
Credit contracts	(1,998)	171	-	74	-	-	(1,753)	233
Other derivative contracts	(117)	51	-	-	-	-	(66)	-
Total derivative contracts	(1,588)	1,313	-	(1,367)	(8)	(12)	(1,662)	361	(7)
Other assets	244	(3)	-	(13)	-	-	228	(11	)(3)
Other liabilities (excluding derivatives)	(44)	1	-	1	-	-	(42)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2012.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$59	(9)	-	-	50
Collateralized debt obligations	190	(250)	-	-	(60)
Corporate debt securities	81	(46)	-	-	35
Mortgage-backed securities	3	(46)	-	-	(43)
Asset-backed securities	72	(111)	-	(12)	(51)
Equity securities	-	(1)	-	-	(1)

Total trading securities	405	(463)	-	(12)	(70)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	405	(463)	-	(12)	(70)
Securities available for sale:
Securities of U.S. states and	582	-	588	(332)	838
political subdivisions
Mortgage-backed securities:
Residential	-	-	-	(1)	(1)
Commercial	-	-	-	(7)	(7)

Total mortgage-backed securities	-	-	-	(8)	(8)
Corporate debt securities	-	-	-	(4)	(4)
Collateralized debt obligations	550	-	-	(226)	324
Asset-backed securities:
Auto loans and leases	1,835	-	163	(1,747)	251
Home equity loans	-	-	-	(1)	(1)
Other asset-backed securities	399	(26)	335	(763)	(55)

Total asset-backed securities	2,234	(26)	498	(2,511)	195

Total debt securities	3,366	(26)	1,086	(3,081)	1,345
Marketable equity securities:
Perpetual preferred securities	-	-	-	(210)	(210)
Other marketable equity securities	-	(4)	-	(1)	(5)

Total marketable equity securities	-	(4)	-	(211)	(215)

Total securities available for sale	3,366	(30)	1,086	(3,292)	1,130
Mortgages held for sale	111	-	-	(157)	(46)
Loans	2	-	-	-	2
Mortgage servicing rights	-	-	1,776	-	1,776
Net derivative assets and liabilities:
Interest rate contracts	-	(1)	-	(1,431)	(1,432)
Commodity contracts	5	(7)	-	(5)	(7)
Equity contracts	115	(165)	-	53	3
Foreign exchange contracts	-	-	-	(5)	(5)
Credit contracts	1	(1)	-	74	74
Total derivative contracts	121	(174)	-	(1,314)	(1,367)
Other assets	3	-	-	(16)	(13)
Other liabilities (excluding derivatives)	(1)	2	-	-	1

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2011, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in net
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Quarter ended March 31, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$5	2	-	85	38	-	130	1
Collateralized debt obligations	1,915	13	-	(17)	-	(1)	1,910	(10)
Corporate debt securities	166	(2)	-	(67)	-	-	97	-
Mortgage-backed securities	117	5	-	18	4	-	144	(3)
Asset-backed securities	366	9	-	(13)	-	(110)	252	9
Equity securities	34	(1)	-	(2)	1	-	32	(2)
Total trading securities	2,603	26	-	4	43	(111)	2,565	(5)
Other trading assets	136	6	-	2	-	-	144	17
Total trading assets (excluding derivatives)	2,739	32	-	6	43	(111)	2,709	12	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	4,564	2	69	395	-	-	5,030	3
Mortgage-backed securities:
Residential	20	-	(1)	2	6	(17)	10	(1)
Commercial	217	(8)	70	2	-	-	281	(4)
Total mortgage-backed securities	237	(8)	69	4	6	(17)	291	(5)
Corporate debt securities	433	2	9	49	1	-	494	-
Collateralized debt obligations	4,778	53	153	632	-	-	5,616	-
Asset-backed securities:
Auto loans and leases	6,133	1	(39)	(1,851)	-	-	4,244	-
Home equity loans	112	2	1	(1)	10	(26)	98	(1)
Other asset-backed securities	3,150	(5)	55	162	49	-	3,411	-
Total asset-backed securities	9,395	(2)	17	(1,690)	59	(26)	7,753	(1)
Other debt securities	85	-	-	(85)	-	-	-	-
Total debt securities	19,492	47	317	(695)	66	(43)	19,184	(3	)(4)
Marketable equity securities:
Perpetual preferred securities	2,434	68	6	(519)	-	-	1,989	-
Other marketable equity securities	32	-	-	3	-	-	35	-
Total marketable equity securities	2,466	68	6	(516)	-	-	2,024	-	(5)
Total securities available for sale	21,958	115	323	(1,211)	66	(43)	21,208	(3)
Mortgages held for sale	3,305	(32)	-	42	72	(73)	3,314	(32	)(6)
Loans	309	10	-	(221)	-	-	98	10	(6)
Mortgage servicing rights	14,467	(81)	-	1,262	-	-	15,648	499	(6)
Net derivative assets and liabilities:
Interest rate contracts	77	406	-	(185)	1	-	299	(9)
Commodity contracts	(1)	-	-	1	(3)	-	(3)	-
Equity contracts	(225)	-	-	6	-	(6)	(225)	29
Foreign exchange contracts	9	21	-	(7)	-	-	23	11
Credit contracts	(1,017)	(86)	-	(48)	-	-	(1,151)	(133)
Other derivative contracts	(35)	17	-	-	-	-	(18)	-
Total derivative contracts	(1,192)	358	-	(233)	(2)	(6)	(1,075)	(102	)(7)
Other assets	314	2	-	(5)	-	-	311	4	(3)
Short sale liabilities
(corporate debt securities)	-	1	-	(107)	-	-	(106)	-	(3)
Other liabilities (excluding derivatives) (7)	(344)	(9)	-	217	-	-	(136)	(10	)(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2011.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$97	(12)	-	-	85
Collateralized debt obligations	365	(366)	-	(16)	(17)
Corporate debt securities	13	(80)	-	-	(67)
Mortgage-backed securities	345	(327)	-	-	18
Asset-backed securities	245	(243)	-	(15)	(13)
Equity securities	5	(7)	-	-	(2)

Total trading securities	1,070	(1,035)	-	(31)	4

Other trading assets	2	-	-	-	2

Total trading assets
(excluding derivatives)	1,072	(1,035)	-	(31)	6

Securities available for sale:
Securities of U.S. states and political subdivisions	557	6	-	(168)	395
Mortgage-backed securities:
Residential	4	-	-	(2)	2
Commercial	4	-	-	(2)	2

Total mortgage-backed securities	8	-	-	(4)	4
Corporate debt securities	95	-	-	(46)	49
Collateralized debt obligations	865	(20)	-	(213)	632
Asset-backed securities:
Auto loans and leases	366	-	-	(2,217)	(1,851)
Home equity loans	-	-	-	(1)	(1)
Other asset-backed securities	797	(17)	-	(618)	162

Total asset-backed securities	1,163	(17)	-	(2,836)	(1,690)

Other debt securities	-	(85)	-	-	(85)

Total debt securities	2,688	(116)	-	(3,267)	(695)
Marketable equity securities:
Perpetual preferred securities	1	-	-	(520)	(519)
Other marketable equity securities	3	-	-	-	3

Total marketable equity securities	4	-	-	(520)	(516)

Total securities available for sale	2,692	(116)	-	(3,787)	(1,211)
Mortgages held for sale	219	-	-	(177)	42
Loans	-	(210)	-	(11)	(221)
Mortgage servicing rights	-	-	1,262	-	1,262
Net derivative assets and liabilities:
Interest rate contracts	-	1	-	(186)	(185)
Commodity contracts	-	-	-	1	1
Equity contracts	49	(124)	-	81	6
Foreign exchange contracts	2	(2)	-	(7)	(7)
Credit contracts	1	(1)	-	(48)	(48)
Other derivative contracts	-	-	-	-	-

Total derivative contracts	52	(126)	-	(159)	(233)

Other assets	-	(1)	-	(4)	(5)
Short sale liabilities
(corporate debt securities)	(114)	7	-	-	(107)
Other liabilities (excluding derivatives)	-	-	-	217	217

The following table provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.

The significant unobservable inputs for Level 3 assets and liabilities that are valued using fair values obtained from third party vendors are not included in the table as the specific inputs applied are not provided by the vendor (see discussion regarding vendor-developed valuations within the “Level 3

Asset and Liabilities Valuation Processes” section previously within this Note). In addition, the valuation technique and significant unobservable inputs for certain classes of Level 3 assets and liabilities measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 assets and liabilities, are not provided in the table. We made this determination based upon an evaluation of each class which considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs.

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input		Range of Inputs		Weighted Average (1)
March 31, 2012
Trading and available for sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$10,945		Discounted cash flow	Discount rate		0.4 - 4.2%		1.3
	997		Vendor priced
Auction rate securities	675		Discounted cash flow	Discount rate		3.3 - 14.3		5.3
				Weighted average life		3.0 - 14.6	yrs	3.9
Collateralized debt obligations (2)	2,198		Market comparable pricing	Comparability adjustment		(25.0) - 22.0%		(0.4)
	8,504		Vendor priced
Asset-backed securities:
Auto loans and leases	6,913		Discounted cash flow	Default rate		1.2 - 10.5		3.8
				Discount rate		0.5 - 2.1		1.3
				Loss severity		50.0 - 66.7		53.5
				Prepayment rate		0.4 - 1.3		0.7
Other asset-backed securities:
Dealer floor plan	589		Discounted cash flow	Discount rate		1.1 - 1.3		1.2
Other commercial and consumer	2,115	(3)	Discounted cash flow	Discount rate		0.8 - 20.0		4.3
				Weighted average life		0.4 - 9.8	yrs	3.7
	329		Vendor priced
Marketable equity securities: perpetual preferred	1,173	(4)	Discounted cash flow	Discount rate		5.4 - 8.3%		6.3
				Weighted average life		1.0 - 10.0	yrs	4.5
Mortgages held for sale (residential)	3,330		Discounted cash flow	Default rate		2.2 - 19.7%		10.8
				Discount rate		3.8 - 7.3		5.5
				Loss severity		1.0 - 40.3		29.3
				Prepayment rate		1.0 - 15.6		6.8
Mortgage servicing rights (residential)	13,578		Discounted cash flow	Cost to service per loan	(5)	$82 - 926		210
				Discount rate		6.7 - 10.8%		7.5
				Prepayment rate	(6)	7.1 - 23.1		14.5
Net derivative assets and (liabilities):
Interest rate contracts	119		Discounted cash flow	Default rate		0.0 - 14.3		4.9
				Loss severity		32.3 - 89.4		52.3
				Prepayment rate		7.3 - 22.9		15.3
Interest rate contracts: derivative loan commitments	216		Discounted cash flow	Fall-out factor		1.0 - 99.0		22.4
				Initial Value-Servicing		(3.7) - 114.4	bps	68.7
Equity contracts	(180)		Option model	Correlation factor		40.3 - 84.3%		67.7
				Volatility factor		12.0 - 55.0		28.4
Credit contracts	(1,783)		Market comparable pricing	Comparability adjustment		(38.9) - 39.3		0.1
	10		Option model	Credit spread		0.0 - 15.3		2.6
				Loss severity		10.0 - 60.0		41.4
	20		Vendor priced
Insignificant Level 3 assets, net of liabilities	1,302	(7)
Total level 3 assets, net of liabilities	$51,050	(8)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.
(2)	Includes $9.2 billion of collateralized loan obligations.
(3)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.
(4)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.
(5)	The high end of the range of inputs is for servicing modified loans. For non modified loans the range is $82-$469.
(6)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(7)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, asset-backed securities backed by home equity loans, other marketable equity securities, loans, other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.
(8)	Consists of total Level 3 assets of $55.6 billion and total Level 3 liabilities of $4.5 billion, before netting of derivative balances.

The valuation techniques used for our Level 3 assets and liabilities, as presented in the previous table, are described as follows:

—

Discounted cash flow – Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

—

Option model – Option model valuation techniques are generally used for instruments in which the holder has a contingent right or obligation based on the occurrence of a future event, such as the price of a referenced asset going above or below a predetermined strike price. Option models estimate the likelihood of the specified event occurring by incorporating assumptions such as volatility estimates, price of the underlying instrument and expected rate of return.

—

Market comparable pricing – Market comparable pricing valuation techniques are used to determine the fair value of certain instruments by incorporating known inputs such as recent transaction prices, pending transactions, or prices of other similar investments which require significant adjustment to reflect differences in instrument characteristics.

—

Vendor-priced – Prices obtained from third party pricing vendors or brokers that are used to record the fair value of the asset or liability, of which the related valuation technique and significant unobservable inputs are not provided.

Significant unobservable inputs presented in the previous table are those we consider significant to the fair value of the Level 3 asset or liability. We consider unobservable inputs to be significant, if by their exclusion, the fair value of the Level 3 asset or liability would be impacted by a predetermined percentage change or based on qualitative factors such as nature of the instrument, type of valuation technique used, and the significance of the unobservable inputs relative to other inputs used within the valuation. Following is a description of the significant unobservable inputs provided in the table.

—

Comparability adjustment – is an adjustment made to observed market data such as a transaction price in order to reflect dissimilarities in underlying collateral, issuer, rating, or other factors used within a market valuation approach, expressed as a percentage of an observed price.

—

Correlation factor – is the likelihood of one instrument changing in price relative to another based on an established relationship expressed as a percentage of relative change in price over a period over time.

—

Cost to service – is the expected cost per loan of servicing a portfolio of loans which includes estimates for unreimbursed expenses (including delinquency and foreclosure costs) that may occur as a result of servicing such loan portfolios.

—

Credit spread – is the portion of the interest rate in excess of a benchmark interest rate, such as LIBOR or U.S. Treasury rates, that when applied to an investment captures changes in the obligor’s creditworthiness.

—	Default rate – is an estimate of the likelihood of not collecting contractual amounts owed expressed as a constant default rate (CDR).
—

Discount rate – is a rate of return used to present value the future expected cash flow to arrive at the fair value of an instrument. The discount rate consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, LIBOR or U.S. Treasury rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

—	Fall-out factor – is the expected percentage of loans associated with our interest rate lock commitment portfolio that are likely of not funding
—

Initial-value servicing – is the estimated value of the underlying loan, including the value attributable to the embedded servicing right, expressed in basis points of outstanding unpaid principal balance.

—	Loss severity – is the percentage of contractual cash flows lost in the event of a default.
—	Prepayment rate – is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate (CPR).
—	Volatility factor – is the extent of change in price an item is estimated to fluctuate over a specified period of time expressed as a percentage of relative change in price over a period over time.
—

Weighted average life – is the weighted average number of years an investment is expected to remain outstanding, based on its expected cash flows reflecting the estimated date the issuer will call or extend the maturity of the instrument or otherwise, reflecting an estimate of the timing of an instrument’s cash flows whose timing is not contractually fixed.

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

We generally use discounted cash flow or similar internal modeling techniques to determine the fair value of our Level 3 assets and liabilities. Use of these techniques requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.

Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. Where multiple inputs are used within the valuation technique of an asset or liability, a change in one input in a certain direction may be offset by an opposite change in another input having a potentially muted impact to the overall fair value of that particular instrument. Additionally, a change in one unobservable input may result in a

Note 13: Fair Values of Assets and Liabilities (continued)

change to another unobservable input (that is, changes in certain inputs are interrelated to one another), which may counteract or magnify the fair value impact.

SECURITIES and MORTGAGES HELD FOR SALE The fair values of predominantly all level 3 trading securities, mortgages held for sale, and securities available for sale have consistent inputs, valuation techniques and correlation to changes in underlying inputs. The internal models used to determine fair value for these level 3 instruments use certain significant unobservable inputs within a discounted cash flow or market comparable pricing valuation technique. Such inputs include discount rate, prepayment rate, default rate, loss severity and weighted average life.

These level 3 assets would decrease (increase) in value based upon an increase (decrease) in discount rate, default rate, loss severity, or weighted average life inputs. Conversely, the fair value of these level 3 assets would generally increase (decrease) in value if the prepayment rate input were to increase (decrease).

Generally, a change in the assumption used for default rate is accompanied by a directionally similar change in the risk premium component of the discount rate (specifically, the portion related to credit risk) and a directionally opposite change in the assumption used for prepayment rates. Unobservable inputs for loss severity and weighted average life do not increase or decrease based on movements in the other significant unobservable inputs for these level 3 assets.

DERIVATIVE INSTRUMENTS Level 3 derivative instruments are valued using market comparable pricing, option pricing and discounted cash flow valuation techniques. We utilize certain unobservable inputs within these techniques to determine the fair value of the level 3 derivative instruments. The significant unobservable inputs consist of credit spread, a comparability adjustment, prepayment rate, default rate, loss severity, initial value servicing, fall-out factor, volatility factor, and correlation factor.

Level 3 derivative assets (liabilities) would decrease (increase) in value upon an increase (decrease) in default rate, fall-out factor, credit spread or loss severity inputs. Conversely, level 3 derivative assets (liabilities) would increase (decrease) in value upon an increase (decrease) in prepayment rate, initial-value servicing or volatility factor inputs. The correlation factor and comparability adjustment inputs may have a positive or negative impact on the fair value of these derivative instruments depending on the change in value of the item the correlation factor and comparability adjustment is referencing. The correlation factor and comparability adjustment is considered independent from movements in other significant unobservable inputs for derivative instruments.

Generally, for derivative instruments for which we are subject to changes in the value of the underlying referenced instrument, change in the assumption used for default rate is accompanied by directionally similar change in the risk premium component of the discount rate (specifically, the portion related to credit risk) and a directionally opposite change in the assumption used for prepayment rates. Unobservable inputs for loss severity, fall-out factor, initial-value servicing, and volatility do not increase or decrease based on movements in other significant unobservable inputs for these level 3 instruments.

MORTGAGE SERVICING RIGHTS We use a discounted cash flow valuation technique to determine the fair value of level 3 mortgage servicing rights. These models utilize certain significant unobservable inputs including prepayment rate, discount rate and costs to service. An increase in any of these unobservable inputs will reduce the fair value of the mortgage servicing rights and alternatively, a decrease in any one of these inputs would result in the mortgage servicing rights increasing in value. Generally, a change in the assumption used for the default rate is accompanied by a directionally similar change in the assumption used for cost to service and a directionally opposite change in the assumption used for prepayment. The sensitivity of our residential MSRs is discussed further in Note 7.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the quarter ended March 31, 2012, and year ended December 31, 2011, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets or portfolios at period end.

	March 31, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	1,315	1,194	2,509	—	1,019	1,166	2,185
Loans held for sale	—	49	—	49	—	86	—	86
Loans:
Commercial	—	647	—	647	—	1,501	13	1,514
Consumer	—	1,924	1	1,925	—	4,163	4	4,167
Total loans (2)	—	2,571	1	2,572	—	5,664	17	5,681
Mortgage servicing rights (amortized)	—	—	—	—	—	—	293	293
Other assets (3)	—	528	20	548	—	537	67	604

(1)	Predominantly real estate 1-4 family first mortgage loans measured at LOCOM.
(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Includes the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement.

	Quarter ended March 31,
(in millions)	2012	2011
Mortgages held for sale (LOCOM)	$48	(26)
Loans held for sale	(1)	2
Loans:
Commercial	(301)	(240)
Consumer	(1,203)	(1,752)
Total loans (1)	(1,504)	(1,992)
Mortgage servicing rights (amortized)	—	(6)
Other assets (2)	(140)	(116)
Total	$(1,597)	(2,138)

(1)	Represents write-downs of loans based on the appraised value of the collateral.
(2)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The table below provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a nonrecurring basis for which we use an internal model.

We have excluded from the table classes of Level 3 assets and liabilities measured using an internal model that we consider,

both individually and in the aggregate, insignificant relative to our overall Level 3 nonrecurring measurements. We made this determination based upon an evaluation of each class which considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs.

($ in millions)	Fair value Level 3		Valuation technique(s) (1)	Significant unobservable input (1)		Range of inputs	Weighted average (2)
March 31, 2012
Residential mortgages held for sale (LOCOM)	$1,163	(3)	Discounted cash flow	Default rate	(4)	8.5 - 46.6%	24.0%
				Discount rate		4.5 - 12.8	10.8
				Loss severity		2.6 - 37.5	6.2
				Prepayment rate	(5)	1.0 - 100.0	68.9
Insignificant level 3 assets	52
Total	$1,215

(1)	Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.
(2)	Weighted averages are calculated using outstanding unpaid principal balance of the loans.
(3)	Consists of approximately $1.1 billion government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitization and $112 million of other mortgage loans which are not government insured/guaranteed.
(4)	Applies only to non-government insured/guaranteed loans.
(5)	Includes the impact on prepayment rate of expected defaults for the government insured/guaranteed loans, which impacts the frequency and timing of early resolution of loans.

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

(in millions)	Fair value	Unfunded commitments	Redemption Frequency	Redemption notice Period
March 31, 2012
Offshore funds	$329	-	Daily -Annually	1 -180 days
Funds of funds	1	-	Quarterly	90 days
Hedge funds	21	-	Daily -Annually	5 - 95 days
Private equity funds	914	232	N/A	N/A
Venture capital funds	84	25	N/A	N/A
Total	$1,349	257

December 31, 2011
Offshore funds	$352	-	Daily - Annually	1 - 180 days
Funds of funds	1	-	Quarterly	90 days
Hedge funds	22	-	Daily - Annually	5 - 95 days
Private equity funds	976	240	N/A	N/A
Venture capital funds	83	28	N/A	N/A

Total	$1,434	268

N/A - Not applicable

Offshore funds primarily invest in investment grade European fixed-income securities. Redemption restrictions are in place for investments with a fair value of $208 million and $200 million at March 31, 2012 and December 31, 2011, respectively, due to lock-up provisions that will remain in effect until October 2015.

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

Note 13: Fair Values of Assets and Liabilities (continued)

Fair Value Option

We measure MHFS at fair value for prime MHFS originations for which an active secondary market and readily available market prices exist to reliably support fair value pricing models used for these loans. Loan origination fees on these loans are recognized when earned, and related direct loan origination costs are recognized when incurred. We also measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe fair value measurement for prime MHFS and other interests held, which we hedge with free-standing derivatives (economic hedges) along with our MSRs, measured at fair value, reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.

Upon the acquisition of Wachovia, we elected to measure at fair value certain portfolios of LHFS that may be economically hedged with derivative instruments. In addition, we elected to measure at fair value certain letters of credit that are hedged with derivative instruments to better reflect the economics of the transactions. These letters of credit are included in trading account assets or liabilities.

The following table reflects the differences between fair value carrying amount of certain assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

	March 31, 2012			December 31, 2011
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal

Mortgages held for sale:
Total loans	$39,183	38,664	519 (1)	44,791	43,687	1,104 (1)
Nonaccrual loans	253	587	(334)	265	584	(319)
Loans 90 days or more past due and still accruing	41	49	(8)	44	56	(12)
Loans held for sale:
Total loans	796	838	(42)	1,176	1,216	(40)
Nonaccrual loans	9	24	(15)	25	39	(14)
Loans:
Total loans	6,037	5,520	517	5,916	5,441	475
Nonaccrual loans	53	50	3	32	32	-

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

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

	2012			2011
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income

Quarter ended March 31,
Mortgages held for sale	$1,795	-	1	658	-	-
Loans held for sale	-	-	13	-	-	9
Loans	-	-	42	10	-	-
Long-term debt	-	-	-	(10)	-	-
Other interests held	-	(9)	23	-	-	10

The following table shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.

	Quarter ended March 31,
(in millions)	2012	2011

Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$(39)	(59)
Loans held for sale	13	9

Total	$(26)	(50)

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

Note 13: Fair Values of Assets and Liabilities (continued)

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis as they are included within the Assets and Liabilities Recorded at Fair Value on a Recurring Basis table included earlier in this Note. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.

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

	March 31, 2012					December 31, 2011
		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total	Carrying amount	Estimated fair value
Financial assets
Cash and due from banks (1)	$17,000	17,000	-	-	17,000	19,440	19,440
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	74,143	-	74,143	-	74,143	44,367	44,367
Mortgages held for sale (2)	4,266	-	1,044	3,268	4,312	3,566	3,566
Loans held for sale (2)	162	-	157	10	167	162	176
Loans, net (3)	728,575	-	54,386	672,005	726,391	731,308	723,867
Nonmarketable equity investments (cost method)	8,162	-	4	8,596	8,600	8,061	8,490

Financial liabilities
Deposits	930,267	-	856,769	74,969	931,738	920,070	921,803
Short-term borrowings (1)	50,964	-	50,964	-	50,964	49,091	49,091
Long-term debt (4)	129,649	-	-	132,353	132,353	125,238	126,484

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.
(2)	Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which election of the fair value option was made.
(3)	Loans exclude balances for which the fair value option was elected. Loans exclude lease financing with a carrying amount of $13.1 billion at both March 31, 2012 and December 31, 2011, respectively.
(4)	The carrying amount and fair value exclude obligations under capital leases of $103 million and $116 million at March 31, 2012 and December 31, 2011, respectively.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $389 million and $495 million at March 31, 2012 and December 31, 2011, respectively.

Note 14: Preferred Stock

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Our total issued and outstanding preferred stock includes Dividend Equalization Preferred (DEP) shares and Series I, J, K and L, which are presented in the following two tables, and Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock, which is presented in the table on the following page.

March 31, 2012 and December 31, 2011

	Liquidation preference per share	Shares authorized and designated
DEP Shares

Dividend Equalization Preferred Shares	$10	97,000

Series G

7.25% Class A Preferred Stock	15,000	50,000

Series H

Floating Class A Preferred Stock	20,000	50,000

Series I

5.80% Fixed to Floating Class A Preferred Stock	100,000	25,010

Series J

8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000

Series K

7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000

Series L

7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000

Total		10,047,010

	March 31, 2012 and December 31, 2011
(in millions, except shares)	Shares issued and outstanding	Par value	Carrying value	Discount

DEP Shares

Dividend Equalization Preferred Shares	96,546	$-	-	-

Series I (1)

5.80% Fixed to Floating Class A Preferred Stock	25,010	2,501	2,501	-

Series J (1)

8.00% Non-Cumulative Perpetual Class A

Preferred Stock	2,150,375	2,150	1,995	155

Series K (1)

7.98% Fixed-to-Floating Non-Cumulative

Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476

Series L (1)

7.50% Non-Cumulative Perpetual

Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768

Total	9,591,931	$11,971	10,572	1,399

(1)	Preferred shares qualify as Tier 1 capital.

In March 2012, we issued notice to redeem $875 million of trust preferred securities, which were redeemed in April 2012. See Note 7 for additional information on our trust preferred securities. We do not have a commitment to issue Series G or H preferred stock.

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

	Shares issued and outstanding		Carrying value		Adjustable
	March 31,	December 31,	March 31,	December 31,	dividend rate
(in millions, except shares)	2012	2011	2012	2011	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2012	670,306	-	$670	-	10.00%	11.00
2011	370,280	370,280	370	370	9.00	10.00
2010	231,361	231,361	232	232	9.50	10.50
2008	89,154	89,154	89	89	10.50	11.50
2007	68,414	68,414	69	69	10.75	11.75
2006	46,112	46,112	46	46	10.75	11.75
2005	30,092	30,092	30	30	9.75	10.75
2004	17,115	17,115	17	17	8.50	9.50
2003	6,231	6,231	6	6	8.50	9.50

Total ESOP Preferred Stock (1)	1,529,065	858,759	$1,529	859

Unearned ESOP shares (2)			$(1,659)	(926)

(1)	At March 31, 2012, and December 31, 2011, additional paid-in capital included $130 million and $67 million, respectively, related to preferred stock.
(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 15: Employee Benefits

We sponsor a noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of

Wells Fargo; the benefits earned under the Cash Balance Plan were frozen effective July 1, 2009.

The net periodic benefit cost was:

	2012			2011
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits

Quarter ended March 31,
Service cost	$-	-	3	1	-	3
Interest cost	128	8	15	130	9	18
Expected return on plan assets	(162)	-	(9)	(189)	-	(10)
Amortization of net actuarial loss	33	3	-	21	2	-
Amortization of prior service credit	-	-	(1)	-	-	(1)
Settlement	1	-	-	2	-	-
Net periodic benefit cost (income)	$-	11	8	(35)	11	10

Note 16: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31,
(in millions, except per share amounts)	2012	2011

Wells Fargo net income	$4,248	3,759
Less: Preferred stock dividends and other (1)	226	189

Wells Fargo net income applicable to common stock (numerator)	$4,022	3,570

Earnings per common share
Average common shares outstanding (denominator)	5,282.6	5,278.8
Per share	$0.76	0.68

Diluted earnings per common share
Average common shares outstanding	5,282.6	5,278.8
Add: Stock options	24.9	37.8
Restricted share rights	30.3	16.5

Diluted average common shares outstanding (denominator)	5,337.8	5,333.1

Per share	$0.75	0.67

(1)	Includes $219 million and $184 million of preferred stock dividends for first quarter 2012 and 2011, respectively.

The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2012	2011

Options	135.5	69.0

Warrants	39.2	39.4

Note 17: Other Comprehensive Income

The components of other comprehensive income (OCI) and the related tax effects were:

	Quarter ended March 31,
	2012			2011
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Translation adjustments	$10	(4)	6	24	(9)	15

Securities available for sale:
Net unrealized gains arising during the period	1,874	(704)	1,170	498	(182)	316
Reclassification of (gains) losses included in net income	(226)	80	(146)	51	(19)	32

Net unrealized gains arising during the period	1,648	(624)	1,024	549	(201)	348

Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	42	(12)	30	(4)	1	(3)
Reclassification of net gains on cash flow hedges included in net income	(107)	40	(67)	(156)	60	(96)

Net unrealized losses arising during the period	(65)	28	(37)	(160)	61	(99)

Defined benefit plans adjustment:
Net actuarial losses arising during the period	(5)	2	(3)	(1)	-	(1)
Amortization of net actuarial loss and prior service cost included in net income	36	(13)	23	24	(8)	16

Net gains arising during the period	31	(11)	20	23	(8)	15

Other comprehensive income	$1,624	(611)	1,013	436	(157)	279
Less: Other comprehensive income from noncontrolling interests, net of tax			4			(4)

Wells Fargo other comprehensive income, net of tax			$1,009			283

Cumulative OCI balances were:

(in millions)	Translation adjustments	Securities available for sale	Derivatives and hedging activities	Defined benefit pension plans	Cumulative other comprehensive income
Balance, December 31, 2011	$90	4,413	490	(1,786)	3,207
Net change	6	1,024	(37)	20	1,013
Less: Other comprehensive income from noncontrolling interests	-	4	-	-	4
Balance, March 31, 2012	$96	5,433	453	(1,766)	4,216

Note 18: Operating Segments

We have three operating segments for management reporting: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The results for these operating segments are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to GAAP for financial accounting. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. In the first quarter 2012, we modified internal funds transfer rates and the allocation of funding. The prior periods have been revised to reflect these changes.

Community Banking offers a complete line of diversified financial products and services to consumers and small businesses with annual sales generally up to $20 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and securities brokerage through affiliates. These products and services include the Wells Fargo Advantage FundsSM, a family of mutual funds. Loan products include lines of credit, auto floor plan lines, equity lines and loans, equipment and transportation loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include equipment leases, real estate and other commercial financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, Health Savings Accounts, credit cards, and merchant payment processing. Community Banking also offers private label financing solutions for retail merchants across the United States and purchases retail installment contracts from auto dealers in the United States and Puerto Rico. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts, time deposits, global remittance and debit cards.

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

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client’s needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and trust. Abbot Downing (formerly branded as Lowry Hill and Wells Fargo Family Wealth) meets the unique needs of ultra high net worth clients. Brokerage serves customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.

Other includes corporate items (such as integration expenses related to the Wachovia merger) not specific to a business segment and elimination of certain items that are included in more than one business segment.

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
average balances in billions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Quarter ended March 31,
Net interest income (2)	$7,326	7,575	3,181	2,718	701	700	(320)	(342)	10,888	10,651
Provision
for credit losses	1,878	2,061	95	134	43	40	(21)	(25)	1,995	2,210
Noninterest income	6,095	5,082	2,852	2,704	2,361	2,454	(560)	(562)	10,748	9,678
Noninterest expense	7,825	7,622	3,054	2,789	2,547	2,557	(433)	(235)	12,993	12,733

Income (loss) before income
tax expense (benefit)	3,718	2,974	2,884	2,499	472	557	(426)	(644)	6,648	5,386
Income tax expense (benefit)	1,293	745	1,016	862	181	210	(162)	(245)	2,328	1,572

Net income (loss) before
noncontrolling interests	2,425	2,229	1,868	1,637	291	347	(264)	(399)	4,320	3,814
Less: Net income (loss) from
noncontrolling interests	77	49	-	2	(5)	4	-	-	72	55

Net income (loss) (3)	$2,348	2,180	1,868	1,635	296	343	(264)	(399)	4,248	3,759

Average loans	$486.1	508.4	268.6	234.7	42.5	42.7	(28.6)	(31.7)	768.6	754.1
Average assets	738.3	756.7	467.8	398.8	161.9	150.7	(65.1)	(65.0)	1,302.9	1,241.2
Average core deposits	575.2	548.1	220.9	184.8	135.6	125.4	(61.2)	(61.5)	870.5	796.8

(1)	Includes Wachovia integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing services and products for wealth management customers provided in Community Banking stores.
(2)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.
(3)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.

Note 19: Condensed Consolidating Financial Statements

Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its owned subsidiaries (WFFI).

Condensed Consolidating Statement of Income

(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company

Quarter ended March 31, 2012
Dividends from subsidiaries:
Bank	$3,051	-	-	(3,051)	-
Nonbank	377	-	-	(377)	-
Interest income from loans	-	483	8,780	(66)	9,197
Interest income from subsidiaries	232	-	-	(232)	-
Other interest income	57	15	2,986	-	3,058

Total interest income	3,717	498	11,766	(3,726)	12,255

Deposits	-	-	457	-	457
Short-term borrowings	44	14	149	(191)	16
Long-term debt	505	113	319	(107)	830
Other interest expense	3	-	61	-	64

Total interest expense	552	127	986	(298)	1,367

Net interest income	3,165	371	10,780	(3,428)	10,888
Provision for credit losses	-	165	1,830	-	1,995

Net interest income after provision for credit losses	3,165	206	8,950	(3,428)	8,893

Noninterest income
Fee income – nonaffiliates	-	27	5,645	-	5,672
Other	(42)	26	5,255	(163)	5,076

Total noninterest income	(42)	53	10,900	(163)	10,748

Noninterest expense
Salaries and benefits	105	23	7,498	-	7,626
Other	86	105	5,339	(163)	5,367

Total noninterest expense	191	128	12,837	(163)	12,993
Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	2,932	131	7,013	(3,428)	6,648
Income tax expense (benefit)	(111)	45	2,394	-	2,328
Equity in undistributed income of subsidiaries	1,205	-	-	(1,205)	-
Net income (loss) before noncontrolling interests	4,248	86	4,619	(4,633)	4,320
Less: Net income from noncontrolling interests	-	-	72	-	72
Parent, WFFI, Other and Wells Fargo net income (loss)	$4,248	86	4,547	(4,633)	4,248

Quarter ended March 31, 2011
Dividends from subsidiaries:
Bank	$1,592	-	-	(1,592)	-
Nonbank	-	-	-	-	-
Interest income from loans	-	578	8,932	(123)	9,387
Interest income from subsidiaries	308	-	-	(308)	-
Other interest income	48	29	3,008	-	3,085
Total interest income	1,948	607	11,940	(2,023)	12,472
Deposits	-	-	615	-	615
Short-term borrowings	105	15	187	(281)	26
Long-term debt	694	167	393	(150)	1,104
Other interest expense	1	-	75	-	76
Total interest expense	800	182	1,270	(431)	1,821
Net interest income	1,148	425	10,670	(1,592)	10,651
Provision for credit losses	-	247	1,963	-	2,210
Net interest income after provision for credit losses	1,148	178	8,707	(1,592)	8,441
Noninterest income
Fee income – nonaffiliates	-	28	5,846	-	5,874
Other	(3)	24	3,939	(156)	3,804
Total noninterest income	(3)	52	9,785	(156)	9,678
Noninterest expense
Salaries and benefits	190	27	6,976	-	7,193
Other	153	145	5,398	(156)	5,540
Total noninterest expense	343	172	12,374	(156)	12,733
Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	802	58	6,118	(1,592)	5,386
Income tax expense (benefit)	(434)	15	1,991	-	1,572
Equity in undistributed income of subsidiaries	2,523	-	-	(2,523)	-
Net income (loss) before noncontrolling interests	3,759	43	4,127	(4,115)	3,814
Less: Net income from noncontrolling interests	-	-	55	-	55
Parent, WFFI, Other and Wells Fargo net income (loss)	$3,759	43	4,072	(4,115)	3,759

Condensed Consolidating Statement of Comprehensive Income

(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company
Quarter ended March 31, 2012
Parent, WFFI, Other and Wells Fargo net income (loss)	$4,248	86	4,547	(4,633)	4,248

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	6	15	(15)	6
Securities available for sale	41	(6)	989	-	1,024
Derivatives and hedging activities	3	-	(40)	-	(37)
Defined benefit plans adjustment	21	2	(3)	-	20
Equity in other comprehensive income of subsidiaries	944	-	-	(944)	-

Other comprehensive income, net of tax:	1,009	2	961	(959)	1,013
Less: Other comprehensive income from noncontrolling interests	-	-	4	-	4

Parent, WFFI, Other and Wells Fargo other comprehensvie income, net of tax	1,009	2	957	(959)	1,009

Parent, WFFI, Other and Wells Fargo comprehensive income	5,257	88	5,504	(5,592)	5,257
Comprehensive income from noncontrolling interests	-	-	76	-	76

Total comprehensive income	$5,257	88	5,580	(5,592)	5,333

Quarter ended March 31, 2011
Parent, WFFI, Other and Wells Fargo net income (loss)	$3,759	43	4,072	(4,115)	3,759

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	9	6	-	15
Securities available for sale	30	1	317	-	348
Derivatives and hedging activities	17	-	(116)	-	(99)
Defined benefit plans adjustment	13	1	1	-	15
Equity in other comprehensive income of subsidiaries	223	-	-	(223)	-

Other comprehensive income, net of tax:	283	11	208	(223)	279
Less: Other comprehensive income from noncontrolling interests	-	-	(4)	-	(4)

Parent, WFFI, Other and Wells Fargo other comprehensvie income, net of tax	283	11	212	(223)	283

Parent, WFFI, Other and Wells Fargo comprehensvie income	4,042	54	4,284	(4,338)	4,042
Comprehensive income from noncontrolling interests	-	-	51	-	51

Total comprehensive income	$4,042	54	4,335	(4,338)	4,093

Note 19: Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Balance Sheets

(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company
March 31, 2012
Assets
Cash and cash equivalents due from:
Subsidiary banks	$28,627	187	-	(28,814)	-
Nonaffiliates	8	506	90,629	-	91,143
Securities available for sale	5,727	1,786	223,078	(325)	230,266
Mortgages and loans held for sale	-	-	44,407	-	44,407

Loans	6	27,483	756,919	(17,887)	766,521
Loans to subsidiaries:
Bank	3,885	-	-	(3,885)	-
Nonbank	45,044	-	-	(45,044)	-
Allowance for loan losses	-	(1,708)	(17,144)	-	(18,852)

Net loans	48,935	25,775	739,775	(66,816)	747,669

Investments in subsidiaries:
Bank	137,394	-	-	(137,394)	-
Nonbank	17,659	-	-	(17,659)	-
Other assets	8,156	1,443	212,412	(1,697)	220,314

Total assets	$246,506	29,697	1,310,301	(252,705)	1,333,799

Liabilities and equity
Deposits	$-	-	959,081	(28,814)	930,267
Short-term borrowings	888	15,431	79,910	(45,265)	50,964
Accrued expenses and other liabilities	7,346	1,807	68,511	(1,697)	75,967
Long-term debt	79,569	10,772	48,100	(8,689)	129,752
Indebtedness to subsidiaries	13,187	-	-	(13,187)	-

Total liabilities	100,990	28,010	1,155,602	(97,652)	1,186,950

Parent, WFFI, Other and Wells Fargo stockholders’ equity	145,516	1,687	153,366	(155,053)	145,516
Noncontrolling interests	-	-	1,333	-	1,333

Total equity	145,516	1,687	154,699	(155,053)	146,849

Total liabilities and equity	$246,506	29,697	1,310,301	(252,705)	1,333,799

December 31, 2011
Assets
Cash and cash equivalents due from:
Subsidiary banks	$19,312	211	-	(19,523)	-
Nonaffiliates	30	355	63,422	-	63,807
Securities available for sale	7,427	1,670	213,516	-	222,613
Mortgages and loans held for sale	-	-	49,695	-	49,695

Loans	6	26,735	759,794	(16,904)	769,631
Loans to subsidiaries:
Bank	3,885	-	-	(3,885)	-
Nonbank	46,987	-	-	(46,987)	-
Allowance for loan losses	-	(1,775)	(17,597)	-	(19,372)

Net loans	50,878	24,960	742,197	(67,776)	750,259

Investments in subsidiaries:
Bank	135,155	-	-	(135,155)	-
Nonbank	17,294	-	-	(17,294)	-
Other assets	7,573	1,255	219,945	(1,280)	227,493

Total assets	$237,669	28,451	1,288,775	(241,028)	1,313,867

Liabilities and equity
Deposits	$-	-	939,593	(19,523)	920,070
Short-term borrowings	759	15,503	79,682	(46,853)	49,091
Accrued expenses and other liabilities	7,052	1,603	70,290	(1,280)	77,665
Long-term debt	77,613	9,746	46,914	(8,919)	125,354
Indebtedness to subsidiaries	12,004	-	-	(12,004)	-

Total liabilities	97,428	26,852	1,136,479	(88,579)	1,172,180

Parent, WFFI, Other and Wells Fargo stockholders’ equity	140,241	1,599	150,850	(152,449)	140,241
Noncontrolling interests	-	-	1,446	-	1,446

Total equity	140,241	1,599	152,296	(152,449)	141,687

Total liabilities and equity	$237,669	28,451	1,288,775	(241,028)	1,313,867

Condensed Consolidating Statements of Cash Flows

	Quarter ended March 31,
	2012				2011
(in millions)	Parent	WFFI	Other consolidating subsidiaries/ eliminations	Consolidated Company	Parent	WFFI	Other consolidating subsidiaries/ eliminations	Consolidated Company

Cash flows from operating activities:
Net cash provided by operating activities	$2,754	220	12,931	15,905	2,409	394	14,408	17,211

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	2,107	190	1,945	4,242	152	92	15,117	15,361
Prepayments and maturities	-	39	12,278	12,317	-	60	11,591	11,651
Purchases	(24)	(273)	(17,859)	(18,156)	(117)	(100)	(18,614)	(18,831)
Loans:
Loans originated by banking subsidiaries, net of principal collected	-	9	(3,112)	(3,103)	-	152	(366)	(214)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	-	-	2,193	2,193	-	-	2,165	2,165
Purchases (including participations) of loans by banking subsidiaries	-	-	(2,423)	(2,423)	-	-	(644)	(644)
Principal collected on nonbank entities’ loans	-	1,987	16	2,003	-	2,549	(3)	2,546
Loans originated by nonbank entities	-	(1,620)	-	(1,620)	-	(1,903)	(1)	(1,904)
Net repayments from
(advances to) subsidiaries	1,361	140	(1,501)	-	(212)	(82)	294	-
Capital notes and term loans made to subsidiaries	(50)	(1,506)	1,556	-	(364)	-	364	-
Principal collected on notes/loans made to subsidiaries	605	-	(605)	-	1,900	-	(1,900)	-
Net decrease (increase) in investment in subsidiaries	(401)	-	401	-	(13)	-	13	-
Net cash paid for acquisitions	-	-	(426)	(426)	-	-	-	-
Other, net	-	7	(27,995)	(27,988)	14	29	(8,941)	(8,898)

Net cash provided (used) by investing activities	3,598	(1,027)	(35,532)	(32,961)	1,360	797	(925)	1,232

Cash flows from financing activities:
Net change in:
Deposits	-	-	10,194	10,194	-	-	(10,280)	(10,280)
Short-term borrowings	(203)	(72)	1,763	1,488	(1,076)	1,487	(1,075)	(664)
Long-term debt:
Proceeds from issuance	7,851	1,506	(358)	8,999	3,238	513	1,466	5,217
Repayment	(4,169)	(500)	(568)	(5,237)	(6,500)	(3,128)	(4,305)	(13,933)
Preferred stock:
Proceeds from issuance	-	-	-	-	2,501	-	-	2,501
Cash dividends paid	(286)	-	-	(286)	(251)	-	-	(251)
Common stock:
Proceeds from issuance	879	-	-	879	634	-	-	634
Repurchased	(64)	-	-	(64)	(55)	-	-	(55)
Cash dividends paid	(1,165)	-	-	(1,165)	(634)	-	-	(634)
Excess tax benefits related to stock option payments	98	-	-	98	55	-	-	55
Net change in noncontrolling interests	-	-	(290)	(290)	-	(11)	(88)	(99)

Net cash provided (used) by financing activities	2,941	934	10,741	14,616	(2,088)	(1,139)	(14,282)	(17,509)

Net change in cash and due from banks	9,293	127	(11,860)	(2,440)	1,681	52	(799)	934
Cash and due from banks at beginning of period	19,342	566	(468)	19,440	30,249	366	(14,571)	16,044

Cash and due from banks at end of period	$28,635	693	(12,328)	17,000	31,930	418	(15,370)	16,978

Note 20: Regulatory and Agency Capital Requirements

The Company and each of its subsidiary banks are subject to regulatory capital adequacy requirements promulgated by federal regulatory agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Company’s national banks, including Wells Fargo Bank, N.A.

We do not consolidate our wholly-owned trust (the Trust) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trust includable in Tier 1 capital were $6.6 billion at March 31, 2012. Since December 31, 2011, we have redeemed $875 million of trust preferred securities (redeemed on April 13, 2012). Under applicable regulatory capital guidelines issued by bank regulatory agencies, upon notice of redemption, the redeemed trust preferred securities no longer qualify as Tier 1 Capital for the Company. This redemption is consistent with the Capital Plan the Company submitted to the Federal Reserve Board and the actions the Company previously announced on March 13, 2012.

Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At March 31, 2012, each seller/servicer met these requirements. Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At March 31, 2012, each of these subsidiaries met these requirements.

The following table presents regulatory capital information for Wells Fargo & Company and Wells Fargo Bank, N.A.

	Wells Fargo & Company		Wells Fargo Bank, N.A.		Well-	Minimum
(in billions, except ratios)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	capitalized ratios (1)	capital ratios (1)

Regulatory capital:
Tier 1	$117.4	114.0	93.3	92.6
Total	150.8	148.5	117.8	117.9

Assets:
Risk-weighted	$996.8	1,005.6	921.2	923.2
Adjusted average (2)	1,256.6	1,262.6	1,116.7	1,115.4

Capital ratios:
Tier 1 capital	11.78%	11.33	10.13	10.03	6.00	4.00
Total capital	15.13	14.76	12.79	12.77	10.00	8.00
Tier 1 leverage (2)	9.35	9.03	8.36	8.30	5.00	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.
(2)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

Glossary of Acronyms

ACL	Allowance for credit losses

ALCO	Asset/Liability Management Committee

ARS	Auction rate security

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ARM	Adjustable-rate mortgage

AVM	Automated valuation model

BCBS	Basel Committee on Bank Supervision

BHC	Bank holding company

CCAR	Comprehensive Capital Analysis and Review

CD	Certificate of deposit

CDO	Collateralized debt obligation

CFPB	Consumer Finance Protection Bureau

CLO	Collateralized loan obligation

CLTV	Combined loan-to-value

CPP	Capital Purchase Program

CPR	Constant prepayment rate

CRE	Commercial real estate

DPD	Days past due

ESOP	Employee Stock Ownership Plan

FAS	Statement of Financial Accounting Standards

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Company

FICO	Fair Isaac Corporation (credit rating)

FNMA	Federal National Mortgage Association

FRB	Board of Governors of the Federal Reserve System

GAAP	Generally accepted accounting principles

GNMA	Government National Mortgage Association

GSE	Government-sponsored entity

G-SIB	Globally systemic important bank

HAMP	Home Affordability Modification Program

HPI	Home Price Index

HUD	Department of Housing and Urban Development

IFRS	International Financial Reporting Standards

LHFS	Loans held for sale

LIBOR	London Interbank Offered Rate

LOCOM	Lower of cost or market value

LTV	Loan-to-value

MBS	Mortgage-backed security

MHA	Making Home Affordable programs

MHFS	Mortgages held for sale

MSR	Mortgage servicing right

MTN	Medium-term note

NAV	Net asset value

NPA	Nonperforming asset

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PCI Loans	Purchased credit-impaired loans

PTPP	Pre-tax pre-provision profit

RBC	Risk-based capital

ROA	Wells Fargo net income to average total assets

ROE	Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity

SEC	Securities and Exchange Commission

S&P	Standard & Poor’s

SPE	Special purpose entity

TARP	Troubled Asset Relief Program

TDR	Troubled debt restructuring

VA	Department of Veterans Affairs

VaR	Value-at-risk

VIE	Variable interest entity

WFCC	Wells Fargo Canada Corporation

WFFI	Wells Fargo Financial, Inc. and its wholly-owned subsidiaries

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this item can be found in Note 11 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.

Item 1A.	Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2012.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be purchased under the authorizations
January	945,722	$29.57	116,347,501
February (2)	6,214,772	27.31	110,132,729
March	471,115	33.79	109,661,614
Total	7,631,609

(1)	All shares were repurchased under an authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 18, 2011, respectively. Unless modified or revoked by the Board, this authorization does not expire.
(2)	Includes 5,574,198 shares at a weighted-average price paid per share of $26.91 repurchased in a private transaction.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended March 31, 2012.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
January	-	$-	452,547,853
February	-	-	452,547,853
March	-	-	452,547,853
Total	-

(1)	No warrants were purchased in first quarter 2012. Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, authorization does not expire.

Item 6.	Exhibits

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

Dated: May 8, 2012	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Amendment to Long-Term Incentive Compensation Plan, effective February 28, 2012.	Filed herewith.

10(b)	Form of Performance Share Award Agreement for grants on or after February 28, 2012.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10(c)	Form of Restricted Share Rights Award Agreement for grants on or after February 28, 2012.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10(d)	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10(e)	Description of Non-Employee Director Equity Compensation Program.	Incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended March 31,

	2012	2011

Including interest on deposits	5.51	3.79

Excluding interest on deposits	7.58	5.11

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Quarter ended March 31,

	2012	2011

Including interest on deposits	4.45	3.32

Excluding interest on deposits	5.61	4.23

Exhibit Number	Description	Location
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101	XBRL Instance Document	Filed herewith.
101	XBRL Taxonomy Extension Schema Document	Filed herewith.
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.