Form 10-Q
period 2012-06-30
WELLS FARGO & COMPANY/MN
filed 2012-08-07
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐            No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding July 31, 2012
Common stock, $1-2/3 par value	5,282,185,586

FORM 10-Q

CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data

	Quarter ended			% Change June 30, 2012 from		Six months ended
($ in millions, except per share amounts)	June 30, 2012	March 31, 2012	June 30, 2011	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011	% Change

For the Period
Wells Fargo net income	$4,622	4,248	3,948	9%	17	8,870	7,707	15%
Wells Fargo net income applicable to common stock	4,403	4,022	3,728	9	18	8,425	7,298	15
Diluted earnings per common share	0.82	0.75	0.70	9	17	1.57	1.37	15
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.41%	1.31	1.27	8	11	1.36	1.25	9
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	12.86	12.14	11.92	6	8	12.51	11.95	5
Efficiency ratio (1)	58.2	60.1	61.2	(3)	(5)	59.1	61.9	(5)
Total revenue	$21,289	21,636	20,386	(2)	4	42,925	40,715	5
Pre-tax pre-provision profit (PTPP) (2)	8,892	8,643	7,911	3	12	17,535	15,507	13
Dividends declared per common share	0.22	0.22	0.12	-	83	0.44	0.24	83
Average common shares outstanding	5,306.9	5,282.6	5,286.5	-	-	5,294.9	5,282.7	-
Diluted average common shares outstanding	5,369.9	5,337.8	5,331.7	1	1	5,354.3	5,329.9	-
Average loans	$768,223	768,582	751,253	-	2	768,403	752,657	2
Average assets	1,321,584	1,302,921	1,250,945	1	6	1,312,252	1,246,088	5
Average core deposits (3)	880,636	870,516	807,483	1	9	875,576	802,184	9
Average retail core deposits (4)	624,329	616,569	592,974	1	5	620,445	588,561	5
Net interest margin	3.91%	3.91	4.01	-	(2)	3.91	4.03	(3)
At Period End
Securities available for sale	$226,846	230,266	186,298	(1)	22	226,846	186,298	22
Loans	775,199	766,521	751,921	1	3	775,199	751,921	3
Allowance for loan losses	18,320	18,852	20,893	(3)	(12)	18,320	20,893	(12)
Goodwill	25,406	25,140	24,776	1	3	25,406	24,776	3
Assets	1,336,204	1,333,799	1,259,734	-	6	1,336,204	1,259,734	6
Core deposits (3)	882,137	888,711	808,970	(1)	9	882,137	808,970	9
Wells Fargo stockholders’ equity	148,070	145,516	136,401	2	9	148,070	136,401	9
Total equity	149,437	146,849	137,916	2	8	149,437	137,916	8
Tier 1 capital (5)	117,856	117,444	113,466	-	4	117,856	113,466	4
Total capital (5)	149,813	150,788	149,538	(1)	-	149,813	149,538	-
Capital ratios:
Total equity to assets	11.18%	11.01	10.95	2	2	11.18	10.95	2
Risk-based capital (5):
Tier 1 capital	11.69	11.78	11.69	(1)	-	11.69	11.69	-
Total capital	14.85	15.13	15.41	(2)	(4)	14.85	15.41	(4)
Tier 1 leverage (5)	9.25	9.35	9.43	(1)	(2)	9.25	9.43	(2)
Tier 1 common equity (6)	10.08	9.98	9.15	1	10	10.08	9.15	10
Common shares outstanding	5,275.7	5,301.5	5,278.2	-	-	5,275.7	5,278.2	-
Book value per common share	$26.06	25.45	23.84	2	9	26.06	23.84	9
Common stock price:
High	34.59	34.59	32.63	-	6	34.59	34.25	1
Low	29.80	27.94	25.26	7	18	27.94	25.26	11
Period end	33.44	34.14	28.06	(2)	19	33.44	28.06	19
Team members (active, full-time equivalent)	264,400	264,900	266,600	-	(1)	264,400	266,600	(1)

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 20 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(6)	See the “Capital Management” section in this Report for additional information.

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

Financial Review

Overview

Wells Fargo & Company is a diversified financial services company with $1.3 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage services and consumer and commercial finance through more than 9,000 stores, 12,000 ATMs, the internet and other distribution channels to individuals, businesses and institutions across North America and internationally. With approximately 265,000 active, full-time equivalent team members, we serve one in three households in America and ranked No. 26 on Fortune’s 2012 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at June 30, 2012.

Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of our products our customers utilize and to offer them all of the financial products that fulfill their needs. Our cross-sell strategy, diversified business model and the breadth of our geographic reach facilitate growth in both strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us, gain new customers in our extended markets, and increase market share in many businesses. Our retail bank household cross-sell increased each quarter during 2011, as well as in first quarter 2012, and in May 2012 we achieved a milestone of 6.00 products per household, up from 5.82 in May 2011. We believe there is more opportunity for cross-sell as we continue to earn more business from our customers. Our goal is eight products per customer, which is approximately half of our estimate of potential demand for an average U.S. household. At May 31, 2012, one of every four of our retail banking households had eight or more products.

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

Expense management is also important to us, but our efforts are not intended to adversely affect revenue. Our current company-wide expense management initiative, which we publicly announced with our second quarter 2011 results, is focused on removing unnecessary complexity and eliminating duplication as a way to improve our customers’ experience and the work process of our team members. Our expenses, however, are driven in part by our revenue opportunities. Given the continued momentum in revenue opportunities in second quarter 2012, including a record number of mortgage applications, and our continued reinvestment in our businesses, we currently expect fourth quarter 2012 noninterest expense to be higher than our previously announced target of $11.25 billion. Reflecting these higher revenue opportunities, we believe our efficiency ratio, which measures our noninterest expense as a percentage of total revenue, is a better measure of our expense management than specific dollar estimates. We have targeted an efficiency ratio of 55 to 59%, and our efficiency ratio of 58.2% in second quarter 2012 was within this target range. For the remainder of 2012, we expect noninterest expense to decline from second quarter 2012 levels and that we will operate within our targeted efficiency ratio range.

Financial Performance

We reported strong financial results in second quarter 2012 driven by a $903 million increase in total revenues and $78 million decrease in noninterest expenses as compared to second quarter 2011. Wells Fargo net income was $4.6 billion and diluted earnings per common share were $0.82 in second quarter 2012, each up 17% from the prior year. Second quarter 2012 was our tenth consecutive quarter of earnings per share growth. Total revenue was $21.3 billion in second quarter 2012, up 4% from the prior year. Credit quality trends continued to show improvement in second quarter 2012, with reductions in net losses, nonperforming assets, nonaccrual loans, and loans 90 days or more past due and still accruing. Our return on assets of 1.41% was up 14 basis points from the prior year and our return on equity of 12.86% was up 94 basis points.

Our net income growth from second quarter 2011 was primarily driven by higher noninterest income as well as higher net interest income and lower noninterest expenses.

The 4% year-over-year increase in second quarter 2012 revenue predominantly reflects increased mortgage banking net gains on mortgage loan origination/sales activities due to higher margins and the continued low interest rate environment which contributed to higher loan applications. Net gains on mortgage loan originations/sales activities were negatively affected in second quarter 2012 by a provision of $669 million for mortgage loan repurchases losses, compared with a provision of $242 million in second quarter 2011. As a result of increased mortgage loan applications our unclosed mortgage loan pipeline at June 30, 2012, was $102 billion, the second largest in our history.

Noninterest expense of $12.4 billion in second quarter 2012 was down from $12.5 billion in second quarter 2011. Our efficiency ratio of 58.2% in second quarter 2012 improved by 300 basis points from a year ago and was at the lowest level in nine quarters. Second quarter 2012 noninterest expense included $524 million of operating losses, up from $428 million for the prior year, predominantly due to additional litigation accruals.

Our balance sheet continued to strengthen in second quarter 2012 with core loan growth and growth in average core deposits. Our non-strategic/liquidating loan portfolios decreased $5.1 billion during the quarter and, excluding the planned runoff of these loans, our core loan portfolios increased $13.8 billion. Included in our core loan growth was $6.9 billion of commercial loans acquired during the quarter in connection with the acquisition of WestLB’s subscription finance loan portfolio and BNP Paribas’s North American energy lending business. Our securities portfolios decreased $3.4 billion during second quarter 2012 as new investments were more than offset by the call of lower-yielding securities and portfolio run-off. Our average core deposits were up $10.1 billion from first quarter 2012 and up $73.2 billion, or 9%, from a year ago. We have grown deposits while reducing our deposit costs for seven consecutive quarters. Our costs on average deposits in second quarter 2012 were 19 basis points, down 9 basis points from the same quarter a year ago. Our average core deposits were 115% of average loans in second quarter 2012, up from 107% for the second quarter last year.

Credit Quality

Our key credit quality indicators continued to improve during second quarter 2012. Net charge-offs of $2.2 billion were 1.15% (annualized) of average loans, down 37 basis points from 1.52% a year ago, our lowest charge-off rate since 2007. Loans 90 days or more past due and still accruing (excluding government insured/guaranteed loans) decreased to $1.4 billion from $2.0 billion at December 31, 2011. Nonperforming assets decreased by $1.1 billion to $24.9 billion at June 30, 2012, from $26.0 billion at December 31, 2011. The year to date decrease is inclusive of the offsetting impact of our $1.7 billion reclassification of real estate 1-4 family junior lien mortgages to nonaccrual status in first quarter 2012 in accordance with junior lien mortgage industry guidance issued by bank regulators during that quarter. The improvement in our credit portfolio was due in part to the continued decline in balances in our non-strategic/liquidating loan portfolios, which decreased $5.1 billion during the quarter, and $87.7 billion in total since the beginning of 2009, to $103.1 billion at June 30, 2012.

With the continued credit performance improvement in our loan portfolios, our $1.8 billion provision for credit losses in second quarter 2012 was $38 million less than a year ago. The provision included a release of $400 million from the allowance for credit losses (the amount by which net charge-offs exceeded the provision), compared with a release of $1.0 billion a year ago. Absent significant deterioration in the economy, we expect continued but more modest improvement in credit performance for the remainder of the year, and we continue to expect future allowance releases in 2012.

Capital

Our capital position continued to grow in second quarter 2012, as total equity increased by $2.6 billion from the prior quarter to $149.4 billion and our Tier 1 common equity ratio grew 10 basis points during the quarter to 10.08% of risk-weighted assets under Basel I.

In June 2012, the three federal banking agencies, including the Board of Governors of the Federal Reserve System (FRB), jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our current interpretation of the proposed Basel III capital rules contained in the notices of proposed rulemaking, we estimate that our Tier 1 common equity ratio was 7.78% at June 30, 2012.

Our other regulatory capital ratios remained strong with a small decrease in the Tier 1 capital ratio to 11.69% and Tier 1 leverage ratio to 9.25% at June 30, 2012, compared with 11.78% and 9.35%, respectively, at March 31, 2012. See the “Capital Management” section in this Report for more information regarding our capital, including Tier 1 common equity.

In second quarter 2012 we repurchased approximately 53 million shares of common stock and entered into a forward repurchase contract to repurchase an estimated 11 million shares expected to settle in third quarter 2012. We also paid quarterly common stock dividends of $0.22 per share, and redeemed $2.7 billion of trust preferred securities with an average coupon of 6.33%.

4

Earnings Performance

Wells Fargo net income for second quarter 2012 was $4.6 billion ($0.82 diluted earnings per common share) compared with $3.9 billion ($0.70 diluted earnings per common share) for second quarter 2011. Net income for the first half of 2012 was $8.9 billion compared with $7.7 billion for the same period a year ago. Our June 30, 2012, quarterly and six month earnings reflected strong execution of our business strategy and growth throughout many of our businesses. The key drivers of our financial performance in second quarter 2012 were continued improved credit quality, strong mortgage banking results, diversified sources of fee income, balanced net interest and fee income, and a diversified loan portfolio.

Revenue, the sum of net interest income and noninterest income, was $21.3 billion in second quarter 2012, compared with $20.4 billion in second quarter 2011. Revenue for the first half of 2012 was $42.9 billion, up 5% from a year ago. The increase in revenue for the second quarter and first half of 2012 was due to growth in noninterest income, predominantly from mortgage banking, as well as modest growth in net interest income. Mortgage banking revenue in second quarter 2012 increased 79% from a year ago with strong originations and margins reflecting some stabilization in the housing market and the low interest rate environment. Mortgage originations were $131 billion in second quarter 2012, more than double what they were a year ago. The unclosed mortgage pipeline at June 30, 2012, was very strong at $102 billion, up 100% from second quarter 2011. In addition to mortgage banking, businesses generating double-digit year-over-year revenue growth for second quarter 2012 included capital markets, commercial banking, commercial real estate, corporate trust, asset backed finance, merchant services, government and institutional banking, global remittance services and business payroll services. Net interest income was $11.0 billion in second quarter 2012, representing 52% of revenue, compared with $10.7 billion (52%) in second quarter 2011. Continued success in generating low-cost deposits enabled us to grow assets by funding loans and securities growth while reducing higher cost long-term debt.

Noninterest income was $10.3 billion in second quarter 2012, representing 48% of revenue, compared with $9.7 billion (48%) in second quarter 2011. Noninterest income was $21.0 billion for the first half of 2012 compared with $19.4 billion for the same period a year ago. The increase in noninterest income for the second quarter and first half of 2012 was driven by increases in net gains on mortgage loan origination/sales activities as well as service charges on deposit accounts.

Noninterest expense was $12.4 billion in second quarter 2012, compared with $12.5 billion in second quarter 2011. Noninterest expense was $25.4 billion for the first half of 2012 compared with $25.2 billion for the same period a year ago. The decrease in noninterest expense in second quarter 2012 from second quarter 2011 was predominantly due to lower merger-related integration expense, offset by higher revenue-based commissions and incentive compensation. Our efficiency ratio was 58.2% in second quarter 2012 compared with 61.2% in second quarter 2011, reflecting our expense management efforts and revenue growth.

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

Net interest income and the net interest margin are significantly influenced by the mix and overall size of our earning asset portfolio and the cost of funding those assets. In addition, some sources of interest income, such as loan prepayment fees and collection of interest on nonaccrual loans, can vary from period to period. Net interest income on a taxable-equivalent basis was $11.2 billion and $22.3 billion in the second quarter and first half of 2012, compared with $10.9 billion and $21.7 billion for the same periods a year ago. The net interest margin was 3.91% for both the second quarter and first half of 2012, down from 4.01% and 4.03% for the same periods a year ago. The increase in net interest income was largely driven by loan growth, redeployment of short-term investments into available-for-sale securities, disciplined deposit pricing, debt maturities and redemptions of higher yielding trust preferred securities, which offset the impact of higher yielding loan and investment runoff. Continued runoff of higher yielding assets was the primary driver of the decline in net interest margin in second quarter 2012 compared with second quarter 2011. Pressure on our second quarter 2012 net interest margin was in part offset by variable sources of interest income, including resolution of PCI loans. We expect continued pressure on our net interest margin as the balance sheet reprices in the current low interest rate environment.

Average earning assets increased $66.4 billion and $63.1 billion in the second quarter and first half of 2012 from a year ago, as average securities available for sale increased $54.3 billion and $56.6 billion, and average mortgages held for sale increased $18.9 billion and $13.5 billion for the same periods, respectively. In addition, solid commercial loan demand offset the impact of liquidating certain loan portfolios, resulting in $17.0 billion and $15.7 billion higher average loans in the second quarter and first half of 2012 compared with a year ago. These increases in average securities available for sale, mortgages held for sale and average loans were predominantly offset by a $27.3 billion and $27.4 billion decline in average short-term investments from the second quarter and first half of 2011.

Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $880.6 billion in second quarter 2012 ($875.6 billion in the first half of 2012) compared with $807.5 billion in second quarter 2011 ($802.2 billion in the first half of 2011) and funded 115% of average loans in second

5

quarter 2012 (114% in the first half of 2012) compared with 107% a year ago (107% for the first half of 2011). Average core deposits increased to 76% and 77% of average earning assets in second quarter and first half of 2012, respectively, compared with 74% for each respective period a year ago. The cost of these deposits has continued to decline due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 93% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Earnings Performance (continued)

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended June 30,
	2012			2011
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$71,250	0.47%	$83	98,519	0.32%	$80
Trading assets	42,614	3.27	348	38,015	3.71	352
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,954	1.60	8	2,058	2.33	12
Securities of U.S. states and political subdivisions	34,560	4.39	379	22,536	5.35	302
Mortgage-backed securities:
Federal agencies	95,031	3.37	800	70,891	4.76	844
Residential and commercial	33,870	6.97	591	29,981	8.86	664

Total mortgage-backed securities	128,901	4.32	1,391	100,872	5.98	1,508
Other debt and equity securities	48,915	4.39	535	34,580	5.81	502

Total securities available for sale	214,330	4.32	2,313	160,046	5.81	2,324
Mortgages held for sale (4)	49,528	3.86	477	30,674	4.73	362
Loans held for sale (4)	833	5.48	12	1,356	5.05	17
Loans:
Commercial:
Commercial and industrial	171,776	4.21	1,801	153,630	4.60	1,761
Real estate mortgage	105,509	4.60	1,208	101,437	4.16	1,051
Real estate construction	17,943	4.96	221	21,987	4.64	254
Lease financing	12,890	6.86	221	12,899	7.72	249
Foreign	38,917	2.57	249	36,445	2.65	241

Total commercial	347,035	4.28	3,700	326,398	4.37	3,556

Consumer:
Real estate 1-4 family first mortgage	230,065	4.62	2,658	224,873	4.97	2,792
Real estate 1-4 family junior lien mortgage	82,076	4.30	878	91,934	4.25	975
Credit card	22,065	12.70	697	20,954	12.97	679
Other revolving credit and installment	86,982	6.09	1,317	87,094	6.32	1,372

Total consumer	421,188	5.29	5,550	424,855	5.48	5,818

Total loans (4)	768,223	4.83	9,250	751,253	5.00	9,374
Other	4,486	4.56	51	4,997	4.10	52

Total earning assets	$1,151,264	4.37%	$12,534	1,084,860	4.64%	$12,561

Funding sources
Deposits:
Interest-bearing checking	$30,440	0.07%	$5	53,344	0.09%	$12
Market rate and other savings	500,327	0.12	152	455,126	0.20	226
Savings certificates	60,341	1.34	200	72,100	1.42	256
Other time deposits	12,803	1.83	59	12,988	2.03	67
Deposits in foreign offices	65,587	0.17	27	57,899	0.23	33

Total interest-bearing deposits	669,498	0.27	443	651,457	0.37	594
Short-term borrowings	51,698	0.19	24	53,340	0.18	24
Long-term debt	127,660	2.48	789	145,431	2.78	1,009
Other liabilities	10,408	2.48	65	10,978	3.03	83

Total interest-bearing liabilities	859,264	0.62	1,321	861,206	0.80	1,710
Portion of noninterest-bearing funding sources	292,000	-	-	223,654	-	-

Total funding sources	$1,151,264	0.46	1,321	1,084,860	0.63	1,710

Net interest margin and net interest income on a taxable-equivalent basis (5)		3.91%	$11,213		4.01%	$10,851

Noninterest-earning assets
Cash and due from banks	$16,200			17,373
Goodwill	25,332			24,773
Other	128,788			123,939

Total noninterest-earning assets	$170,320			166,085

Noninterest-bearing funding sources
Deposits	$254,442			199,339
Other liabilities	58,441			53,169
Total equity	149,437			137,231
Noninterest-bearing funding sources used to fund earning assets	(292,000)			(223,654)

Net noninterest-bearing funding sources	$170,320			166,085

Total assets	$1,321,584			1,250,945

(1)	Our average prime rate was 3.25% for the quarters ended June 30, 2012 and 2011, and 3.25% for the first six months of both 2012 and 2011. The average three-month London Interbank Offered Rate (LIBOR) was 0.47% and 0.26% for the quarters ended June 30, 2012 and 2011, respectively, and 0.49% and 0.29%, respectively, for the first six months of 2012 and 2011.
(2)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.
(4)	Nonaccrual loans and related income are included in their respective loan categories.
(5)	Includes taxable-equivalent adjustments of $176 million and $173 million for the quarters ended June 30, 2012 and 2011, respectively, and $346 million and $334 million for the first six months of 2012 and 2011, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

	Six months ended June 30,
	2012			2011
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$63,635	0.49%	$156	90,994	0.34%	$152
Trading assets	43,190	3.39	731	37,711	3.76	708
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	3,875	1.13	22	1,804	2.56	23
Securities of U.S. states and political subdivisions	33,578	4.45	747	21,220	5.39	572
Mortgage-backed securities:
Federal agencies	93,165	3.43	1,597	70,656	4.74	1,676
Residential and commercial	34,201	6.89	1,178	30,104	9.28	1,396

Total mortgage-backed securities	127,366	4.36	2,775	100,760	6.10	3,072
Other debt and equity securities	49,658	4.10	1,015	34,093	5.68	967

Total securities available for sale	214,477	4.26	4,559	157,877	5.87	4,634
Mortgages held for sale (4)	48,218	3.88	936	34,686	4.61	799
Loans held for sale (4)	790	5.29	21	1,167	4.98	29
Loans:
Commercial:
Commercial and industrial	169,279	4.20	3,534	151,849	4.62	3,484
Real estate mortgage	105,750	4.33	2,280	100,621	4.04	2,018
Real estate construction	18,337	4.87	444	23,128	4.44	509
Lease financing	13,009	7.89	513	12,959	7.78	504
Foreign	40,042	2.54	507	35,050	2.73	476

Total commercial	346,417	4.22	7,278	323,607	4.35	6,991

Consumer:
Real estate 1-4 family first mortgage	229,859	4.66	5,346	227,208	4.99	5,659
Real estate 1-4 family junior lien mortgage	83,397	4.28	1,778	93,313	4.30	1,993
Credit card	22,097	12.81	1,408	21,230	13.08	1,388
Other revolving credit and installment	86,633	6.14	2,646	87,299	6.34	2,743

Total consumer	421,986	5.31	11,178	429,050	5.51	11,783

Total loans (4)	768,403	4.82	18,456	752,657	5.01	18,774
Other	4,545	4.49	103	5,111	4.00	102

Total earning assets	$1,143,258	4.38%	$24,962	1,080,203	4.69%	$25,198

Funding sources
Deposits:
Interest-bearing checking	$31,299	0.06%	$10	55,909	0.09%	$26
Market rate and other savings	498,177	0.12	305	449,388	0.21	463
Savings certificates	61,515	1.35	413	73,229	1.41	511
Other time deposits	12,727	1.88	119	13,417	2.14	143
Deposits in foreign offices	65,217	0.16	53	57,687	0.23	66

Total interest-bearing deposits	668,935	0.27	900	649,630	0.38	1,209
Short-term borrowings	50,040	0.17	43	54,041	0.20	54
Long-term debt	127,599	2.54	1,619	147,774	2.86	2,113
Other liabilities	10,105	2.55	129	10,230	3.13	159

Total interest-bearing liabilities	856,679	0.63	2,691	861,675	0.82	3,535
Portion of noninterest-bearing funding sources	286,579	-	-	218,528	-	-

Total funding sources	$1,143,258	0.47	2,691	1,080,203	0.66	3,535

Net interest margin and net interest income on a taxable-equivalent basis (5)		3.91%	$22,271		4.03%	$21,663

Noninterest-earning assets
Cash and due from banks	$16,587			17,367
Goodwill	25,230			24,774
Other	127,177			123,744

Total noninterest-earning assets	$168,994			165,885

Noninterest-bearing funding sources
Deposits	$250,528			196,237
Other liabilities	57,821			54,237
Total equity	147,224			133,939
Noninterest-bearing funding sources used to fund earning assets	(286,579)			(218,528)

Net noninterest-bearing funding sources	$168,994			165,885

Total assets	$1,312,252			1,246,088

Earnings Performance (continued)

Noninterest Income

Table 2: Noninterest Income

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2012	2011	Change	2012	2011	Change

Service charges on deposit accounts	$1,139	1,074	6%	$2,223	2,086	7%
Trust and investment fees:
Trust, investment and IRA fees	1,041	1,020	2	2,065	2,080	(1)
Commissions and all other fees	1,857	1,924	(3)	3,672	3,780	(3)

Total trust and investment fees	2,898	2,944	(2)	5,737	5,860	(2)

Card fees	704	1,003	(30)	1,358	1,960	(31)
Other fees:
Cash network fees	120	94	28	238	175	36
Charges and fees on loans	427	404	6	872	801	9
Processing and all other fees	587	525	12	1,119	1,036	8

Total other fees	1,134	1,023	11	2,229	2,012	11

Mortgage banking:
Servicing income, net	679	877	(23)	931	1,743	(47)
Net gains on mortgage loan origination/sales activities	2,214	742	198	4,832	1,892	155

Total mortgage banking	2,893	1,619	79	5,763	3,635	59

Insurance	522	568	(8)	1,041	1,071	(3)
Net gains from trading activities	263	414	(36)	903	1,026	(12)
Net losses on debt securities available for sale	(61)	(128)	(52)	(68)	(294)	(77)
Net gains from equity investments	242	724	(67)	606	1,077	(44)
Operating leases	120	103	17	179	180	(1)
All other	398	364	9	1,029	773	33

Total	$10,252	9,708	6	$21,000	19,386	8

Noninterest income was $10.3 billion and $9.7 billion for second quarter 2012 and 2011, respectively, and $21.0 billion and $19.4 billion for the first half of 2012 and 2011, respectively. Noninterest income represented 48% of revenue for the quarter and 49% for the first half of 2012. The increase in total noninterest income in the second quarter and first half of 2012 from the same periods a year ago was due predominantly to higher net gains on mortgage loan origination/sales activities.

Our service charges on deposit accounts increased 6% in the second quarter and 7% in the first half of 2012 from the same periods a year ago. This increase was predominantly due to product and account changes including changes to service charges and fewer fee waivers, continued customer adoption of overdraft services and customer account growth.

We earn trust, investment and IRA (Individual Retirement Account) fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At June 30, 2012, these assets totaled $2.2 trillion, up 1% from a year ago. Trust, investment and IRA fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees were $1.0 billion and $2.1 billion in the second quarter and first half of 2012, respectively, essentially flat from a year ago for both periods.

We receive commissions and other fees for providing services to full-service and discount brokerage customers as well as from investment banking activities including equity and bond underwriting. These fees were $1.9 billion and $3.7 billion in the second quarter and first half of 2012, respectively, down 3%

from a year ago for both periods. Commissions and other fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. Brokerage client assets totaled $1.2 trillion at June 30, 2012, a 2% decrease from a year ago.

Card fees decreased to $704 million in second quarter 2012, from $1.0 billion in second quarter 2011. For the first six months of 2012, these fees decreased to $1.4 billion from $2.0 billion a year ago. Card fees decreased because of lower debit card interchange rates resulting from the final FRB rules implementing the Durbin Amendment to the Dodd-Frank Act, which became effective in fourth quarter 2011 and placed limits on debit card interchange rates. The reduction in debit card interchange rates was partially offset by growth in purchase volume and new accounts.

Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $2.9 billion in second quarter 2012, compared with $1.6 billion a year ago and totaled $5.8 billion for the first half of 2012 compared with $3.6 billion for the same period a year ago. The increase year over year in mortgage banking noninterest income was predominantly driven by an increase in net gains on mortgage loan origination/sales activities.

Net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for second quarter 2012 included a $377 million net MSR valuation gain ($1.63 billion decrease in the fair value of the MSRs offset by a $2.01 billion hedge gain) and for second quarter 2011 included a $374 million net MSR valuation gain ($1.08 billion decrease in the fair value of MSRs offset by a $1.45 billion hedge gain). For the first half of 2012, net servicing income included a $319 million net MSR valuation gain ($1.79 billion decrease in the fair value of MSRs offset by a $2.11 billion hedge gain) and for the same period of 2011, included a $753 million net MSR valuation gain ($576 million decrease in the fair value of MSRs offset by a $1.33 billion hedge gain). The $434 million decline in net MSR valuation gain results for the first half of 2012 compared with the same period last year was primarily due to a reduction in the fair value of our residential MSRs to include a discount rate increase reflecting increased capital return requirements from market participants. The valuation of our MSRs at the end of second quarter 2012 and 2011 reflected our assessment of expected future amounts of servicing and foreclosure costs. Our portfolio of loans serviced for others was $1.91 trillion at June 30, 2012, and $1.85 trillion at December 31, 2011. At June 30, 2012, the ratio of MSRs to related loans serviced for others was 0.69%, compared with 0.76% at December 31, 2011. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach and the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this Report for information on the regulatory consent orders that we entered into relating to our mortgages servicing and foreclosure practices.

Income from mortgage loan origination/sale activities was $2.2 billion and $4.8 billion in the second quarter and first half of 2012, respectively, up from $742 million and $1.9 billion for the same periods a year ago. The year over year increases were driven by higher loan origination volume and margins. Residential real estate originations were $131 billion in second quarter 2012 compared with $64 billion a year ago and mortgage applications were $208 billion in second quarter 2012 compared with $109 billion a year ago. The 1-4 family first mortgage unclosed pipeline was $102 billion at June 30, 2012, and $51 billion a year ago. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities include the cost of any additions to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase liability that were charged against net gains on mortgage loan origination/sales activities during second quarter 2012 totaled $669 million (compared with $242 million for second quarter 2011), of which $597 million ($222 million for second quarter 2011) was for subsequent increases in estimated losses on prior period loan sales. Additions to the mortgage repurchase liability for the six months ended June 30, 2012, and 2011 were $1.1 billion and $491 million, respectively, of which $965 million and $436 million, respectively, were for subsequent increases in estimated losses on prior period loan sales. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains (losses) from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $263 million and $903 million in the second quarter and first half of 2012, respectively, compared with $414 million and $1.0 billion for the same periods a year ago. The year-over-year decrease for the second quarter and first half of 2012 was driven by lower gains on deferred compensation plan investments and economic hedging losses. Net gains (losses) from trading activities do not include interest income and other fees earned from related activities. Those amounts are reported within interest income from trading assets and other noninterest income, respectively, in the income statement. Net gains (losses) from trading activities are primarily from trading conducted on behalf of or driven by the needs of our customers (customer accommodation trading) and also include the results of certain economic hedging and proprietary trading activity. Proprietary trading had $1 million of net losses in the second quarter and $14 million of net gains in the first half of 2012, compared with net losses of $23 million and $9 million, respectively, for the same periods a year ago. Proprietary trading results also included interest and fees reported in their corresponding income statement line items. Proprietary trading activities are not significant to our client-focused business model. Our trading activities, customer accommodation, economic hedging and proprietary trading are further discussed in the “Asset/Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $181 million for second quarter 2012 and $596 million for second quarter 2011 ($538 million and $783 million for the first half of 2012 and 2011, respectively), after other-than-temporary impairment (OTTI) write-downs of $120 million and $205 million for second quarter 2012 and 2011, respectively, and $185 million and $326 million for the first half of 2012 and 2011, respectively.

10

Earnings Performance (continued)

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2012	2011	Change	2012	2011	Change

Salaries	$3,705	3,584	3%	$7,306	7,038	4%
Commission and incentive compensation	2,354	2,171	8	4,771	4,518	6
Employee benefits	1,049	1,164	(10)	2,657	2,556	4
Equipment	459	528	(13)	1,016	1,160	(12)
Net occupancy	698	749	(7)	1,402	1,501	(7)
Core deposit and other intangibles	418	464	(10)	837	947	(12)
FDIC and other deposit assessments	333	315	6	690	620	11
Outside professional services	658	659	-	1,252	1,239	1
Contract services	236	341	(31)	539	710	(24)
Foreclosed assets	289	305	(5)	593	713	(17)
Operating losses	524	428	22	1,001	900	11
Postage, stationery and supplies	195	236	(17)	411	471	(13)
Outside data processing	233	232	-	449	452	(1)
Travel and entertainment	218	205	6	420	411	2
Advertising and promotion	144	166	(13)	266	282	(6)
Telecommunications	127	132	(4)	251	266	(6)
Insurance	183	201	(9)	340	334	2
Operating leases	27	31	(13)	55	55	-
All other	547	564	(3)	1,134	1,035	10

Total	$12,397	12,475	(1)	$25,390	25,208	1

Noninterest expense was $12.4 billion in second quarter 2012, down 1% from $12.5 billion a year ago, predominantly due to lower merger costs in 2012 with the completion of Wachovia merger integration activities in first quarter 2012 ($484 million in second quarter 2011), partially offset by higher personnel expenses ($7.1 billion, up from $6.9 billion a year ago) and higher operating losses ($524 million, up from $428 million a year ago). For the first half of 2012, noninterest expense was up 1% from the same period a year ago.

Personnel expenses were up $189 million or 3% in second quarter 2012 compared with the same quarter last year, largely due to higher revenues generated by businesses with revenue-based compensation, such as mortgage, and severance expense related to our expense initiative. Included in personnel expense was a $115 million decline in employee benefits due primarily to lower deferred compensation expense which was offset in trading income. Personnel expenses were up $622 million, or 4%, for the first half of 2012 compared with the same period in 2011, mostly due to higher revenue-based compensation, higher severance costs, and annual salary increases and related salary taxes.

Operating losses were up 22% in second quarter 2012 compared with the same quarter last year predominantly due to additional litigation accruals, including additional accruals for our settlement with the U.S. Department of Justice (DOJ) announced on July 12, 2012, which resolved alleged claims related to our mortgage lending practices. See “Risk Management – Credit Risk Management – Other Mortgage Matters” and Note 11 (Legal Actions) to Financial Statements in this Report for additional information regarding matters related to the DOJ settlement.

The completion of Wachovia integration activities in first quarter 2012 significantly contributed to year-over-year reductions, for both the second quarter and first half of 2012, in equipment, occupancy, contract services, postage, stationery and supplies, and advertising and promotion expenses. We also have made significant progress on our expense management initiatives as evidenced by the year-over-year $903 million increase in revenues and $78 million decrease in noninterest expense. We have achieved a number of expense reduction accomplishments since fourth quarter 2010. For example, we reduced full-time equivalent (FTE) employees by 3% and net occupancy expense declined 7% as a result of significant reduction in real estate holdings. We lowered our third party expenditures through renegotiated contracts and optimization of procurement practices. We reduced organizational complexity, streamlining the number of our legal entities and satellite data centers, both by 13%.

We remain focused on continuing our expense management efforts. At the same time, our efforts are not intended to adversely affect revenue, and we have not foregone attractive revenue opportunities, such as recently completed business and loan portfolio acquisitions, in order to meet specific noninterest expense targets.

Income Tax Expense

Our effective tax rate was 33.9% in second quarter 2012, up from 33.6% in second quarter 2011. Our effective tax rate was 34.6% in the first half of 2012, up from 31.7% in the first half of 2011. The lower tax rate in 2011 reflects a tax benefit from the realization for tax purposes of a previously written down investment as well as tax benefits related to charitable donations of appreciated securities.

Operating Segment Results

We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. These segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative financial accounting guidance equivalent to generally accepted accounting principles

(GAAP). In first quarter 2012, we modified internal funds transfer rates and the allocation of funding. The prior periods have been revised to reflect these changes. Table 4 and the following discussion present our results by operating segment. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 18 (Operating Segments) to Financial Statements in this Report.

Table 4: Operating Segment Results – Highlights

	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement
(in billions)	2012	2011	2012	2011	2012	2011
Quarter ended June 30,
Revenue	$13.1	12.6	6.1	5.6	3.0	3.1
Net income	2.5	2.1	1.9	1.9	0.3	0.3
Average loans	483.9	497.0	270.2	242.9	42.5	43.5
Average core deposits	586.1	552.0	220.9	190.6	134.2	125.9

Six months ended June 30,
Revenue	$26.5	25.3	12.2	11.0	6.0	6.2
Net income	4.9	4.3	3.7	3.5	0.6	0.7
Average loans	485.0	502.7	269.4	238.8	42.5	43.1
Average core deposits	580.7	550.0	220.9	187.7	134.9	125.7

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Mortgage business units.

Community Banking had net income of $2.5 billion, up $415 million, or 20%, from second quarter 2011, and $4.9 billion for the first half of 2012, up $583 million, or 14%, compared with the same period a year ago. Revenue of $13.1 billion increased $487 million, or 4%, from second quarter 2011 and was $26.5 billion for the first half of 2012, an increase of $1.3 billion, or 5%, compared with the same period a year ago. Revenue increased in both periods as a result of higher volume-related mortgage banking income and deposit growth, with the increase partially offset by outsized equity gains in the prior year second quarter, planned runoff of non-strategic loan balances and lower debit card revenue due to regulatory changes enacted in October 2011. Noninterest income increased $1.6 billion, or 15%, for the first half of 2012 compared with the same period a year ago, mostly due to higher volume-related mortgage banking income. Average core deposits increased $34.1 billion, or 6%, from second quarter 2011 and $30.7 billion, or 6%, from the first half of 2011. The number of consumer checking accounts grew 1.0% from May 2011 to May 2012. Noninterest expense in second quarter and for the first half of 2012 increased 2%, primarily from higher mortgage volume-related expenses and increased severance expense associated with our efficiency and cost save initiatives. The provision for credit losses decreased $343 million from second quarter 2011 and $526 million from the first half of 2011 due to a decrease in net charge-offs, offset in part by a lower allowance release. We released $725 million of allowance in the first half of 2012, compared with $1.6 billion released in the same period a year ago.

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

Wholesale Banking had net income of $1.9 billion in second quarter 2012, down $32 million, or 2%, from second quarter 2011. Net income increased to $3.7 billion for the first half of 2012 from $3.5 billion a year ago. Results for the first six months of 2012 benefited from strong revenue growth partially offset by increased noninterest expense and a higher provision for loan losses. Revenue in second quarter 2012 increased $522 million, or 9%, from second quarter 2011 and revenue in the first half of 2012 increased $1.1 billion, or 10%, from the first half of 2011 driven by broad-based business growth, primarily from acquisitions and strong loan and deposit growth. Average loans of $270.2 billion in second quarter 2012 increased 11% from second quarter 2011 driven by acquisitions and strong borrowing demand across all customer segments, with most lending areas experiencing double-digit rates of growth in loans outstanding, including in asset backed finance, capital finance, commercial banking, commercial real estate, corporate banking, international, and real estate capital markets. Average core deposits of $220.9 billion in second quarter 2012 increased 16% from second quarter 2011, reflecting continued strong customer

12

Earnings Performance (continued)

liquidity. Noninterest expense in second quarter and for the first half of 2012 increased 13% and 11%, respectively, from the comparable periods last year, because of higher personnel expenses and higher operating losses. Despite an improvement of $40 million in net charge-offs, the provision for credit losses rose $285 million from second quarter 2011. The provision included a $25 million loan loss allowance build, compared with a $300 million loan loss allowance release a year ago.

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

Wealth, Brokerage and Retirement had net income of $343 million in second quarter 2012, up $6 million, or 2%, from second quarter 2011. Net income for the first half of 2012 was $639 million, down $41 million, or 6%, compared with the same period a year ago. The prior year results include the H.D. Vest Financial Services business that we divested in fourth quarter 2011. Revenue was down 4% from second quarter 2011, due to lower brokerage transaction revenue, reduced securities gains in the brokerage business and market impact on deferred compensation plan investments (offset in noninterest expense), partially offset by growth in managed account fee revenue. Revenue was down 3% from the first six months of 2011 due to lower brokerage transaction revenue and reduced securities gains in the brokerage business, partially offset by growth in managed account fee revenue. Total provision for credit losses decreased $25 million from second quarter 2011 and $22 million compared with the first half of 2011. Noninterest expense was down 4% from second quarter 2011, driven by a decline in personnel costs largely due to decreased broker commissions from lower production levels, and lower deferred compensation plan expense. Noninterest expense was down 2% for the first half of 2012, driven by a decline in personnel costs largely due to decreased broker commissions from lower production levels.

Balance Sheet Analysis

At June 30, 2012, our total assets, core deposits and total loans were up from December 31, 2011. Core deposits totaled 114% of the loan portfolio at June 30, 2012, and we have the capacity to add higher yielding earning assets to generate future revenue and earnings growth. The strength of our business model produced record earnings and continued internal capital generation as reflected in our improved capital ratios. Tier 1 capital as a percentage of total risk-weighted assets increased to 11.69%, total capital increased to 14.85%, Tier 1 leverage increased to 9.25%, and Tier 1 common equity increased to

10.08% at June 30, 2012, up from 11.33%, 14.76%, 9.03%, and 9.46%, respectively, at December 31, 2011. For additional information about our capital, see Note 20 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections of this Report.

Securities Available for Sale

Table 5: Securities Available for Sale – Summary

	June 30, 2012			December 31, 2011
(in millions)	Cost	Net unrealized gain	Fair value	Cost	Net unrealized gain	Fair value
Debt securities available for sale	$214,870	9,129	223,999	212,642	6,554	219,196
Marketable equity securities	2,478	369	2,847	2,929	488	3,417
Total securities available for sale	$217,348	9,498	226,846	215,571	7,042	222,613

Table 5 presents a summary of our securities available-for-sale portfolio, which consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of liquid, high quality federal agency debt and privately issued mortgage-backed securities (MBS). The total net unrealized gains on securities available for sale were $9.5 billion at June  30,

2012, up from net unrealized gains of $7.0 billion at December 31, 2011, due to a decline in long-term yields and tightening of credit spreads.

We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $185 million OTTI write-downs recognized in the first half of 2012, $127 million related to debt securities. There was $6 million in OTTI write-downs for marketable equity securities and $52 million in OTTI

13

write-downs related to nonmarketable equity securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies – Securities) in our 2011 Form 10-K and Note 4 (Securities Available for Sale) to Financial Statements in this Report.

At June 30, 2012, debt securities available for sale included $37.3 billion of municipal bonds, of which 80% were rated “A-” or better based on external and, in some cases internal, ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. Our municipal bond holdings are monitored as part of our ongoing impairment analysis of our securities available for sale.

The weighted-average expected maturity of debt securities available for sale was 5.2 years at June 30, 2012. Because 61% of this portfolio is MBS, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in Table 6.

Table 6: Mortgage-Backed Securities

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At June 30, 2012
Actual	$137.5	6.8	3.7
Assuming a 200 basis point:
Increase in interest rates	127.6	(3.1)	5.5
Decrease in interest rates	140.6	9.9	3.0

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

Balance Sheet Analysis (continued)

Loan Portfolio

Total loans were $775.2 billion at June 30, 2012, up $5.6 billion from December 31, 2011. Table 7 provides a summary of total outstanding loans for our commercial and consumer loan portfolios. Excluding the runoff in the non-strategic/liquidating portfolios of $9.2 billion, loans in the core portfolio grew $14.8 billion in the first half of 2012. Included in our core loan growth was $6.9 billion of commercial loans ($5.4 billion commercial and industrial and $1.5 billion foreign) acquired during second quarter 2012 in connection with the acquisition of BNP Paribas’ North American energy lending business and WestLB’s subscription finance loan portfolio and $858 million of commercial asset-based loans acquired with the acquisition of

Burdale Financial Holdings Limited (Burdale) and the portfolio of Burdale Capital Finance Inc. in first quarter 2012. Loan growth occurred across commercial and industrial, foreign, real estate 1-4 family first mortgage, consumer auto lending and private student lending. This growth was offset by a decline in commercial real estate and continued runoff in the home equity portfolio. Additional information on the non-strategic and liquidating loan portfolios is included in Table 11 in the “Credit Risk Management” section of this Report.

Table 7: Loan Portfolios – Summary

	June 30, 2012			December 31, 2011
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$349,774	4,278	354,052	339,755	5,695	345,450
Consumer	322,297	98,850	421,147	317,550	106,631	424,181
Total loans	$672,071	103,128	775,199	657,305	112,326	769,631

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

Deposits

Deposits totaled $928.9 billion at June 30, 2012, compared with $920.1 billion at December 31, 2011. Table 8 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $882.1 billion at June 30, 2012, up $9.5 billion from $872.6 billion at December 31, 2011.

Table 8: Deposits

(in millions)	June 30, 2012	% of total deposits	December 31, 2011	% of total deposits	% Change

Noninterest-bearing	$253,997	28%	$243,961	26%	4
Interest-bearing checking	29,574	3	37,027	4	(20)
Market rate and other savings	496,034	53	485,534	53	2
Savings certificates	59,184	6	63,617	7	(7)
Foreign deposits (1)	43,348	5	42,490	5	2

Core deposits	882,137	95	872,629	95	1
Other time and savings deposits	21,788	2	20,745	2	5
Other foreign deposits	25,008	3	26,696	3	(6)

Total deposits	$928,933	100%	$920,070	100%	1

(1)	Reflects Eurodollar sweep balances included in core deposits.

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

For instruments where we use vendor prices to record the price of an instrument, we perform additional procedures. We evaluate pricing vendors by comparing prices from one vendor to prices of other vendors for identical or similar instruments and evaluate the consistency of prices to known market transactions when determining the level of reliance to be placed on a particular pricing vendor. Methodologies employed and inputs used by third party pricing vendors are subject to additional review when such services are provided. This review may consist of, in part, obtaining and evaluating control reports issued and pricing methodology materials distributed.

Table 9 presents the summary of the fair value of financial instruments recorded at fair value on a recurring basis, and the amounts measured using significant Level 3 inputs (before derivative netting adjustments). The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information (collectively Level 1 and 2 measurements).

Table 9: Fair Value Level 3 Summary

	June 30, 2012		December 31, 2011
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$363.8	50.0	373.0	53.3
As a percentage of total assets	27%	4	28	4

Liabilities carried at fair value	$27.3	4.3	26.4	4.6
As a percentage of total liabilities	2%	*	2	*

*	Less than 1%.
(1)	Before derivative netting adjustments.

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

16

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

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	June 30, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$177,646	167,216
Real estate mortgage	105,666	105,975
Real estate construction	17,594	19,382
Lease financing	12,729	13,117
Foreign (1)	40,417	39,760

Total commercial	354,052	345,450

Consumer:
Real estate 1-4 family first mortgage	230,263	228,894
Real estate 1-4 family junior lien mortgage	80,881	85,991
Credit card	22,706	22,836
Other revolving credit and installment	87,297	86,460

Total consumer	421,147	424,181
Total loans	$775,199	769,631

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

Non-Strategic and Liquidating Loan Portfolios We continually evaluate and modify our credit policies to address appropriate levels of risk. We may designate certain portfolios and loan products as non-strategic or liquidating to cease their continued origination as we actively work to limit losses and reduce our exposures.

Table 11 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and other PCI loans acquired from Wachovia, some portfolios from legacy Wells Fargo Home Equity and Wells Fargo Financial, and our education finance government guaranteed loan portfolio. The total of outstanding balances of our non-strategic and liquidating loan portfolios has decreased 46% since the merger with Wachovia at December 31, 2008, and decreased 8% from the end of 2011.

The home equity portfolio of loans generated through third party channels was designated as liquidating in fourth quarter 2007. Additional information regarding this portfolio is included in the “Credit Risk Management – Home Equity Portfolios” section of this Report.

Information about the liquidating PCI and Pick-a-Pay loan portfolios is provided in the discussion of loan portfolios that follows.

Table 11: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance
(in millions)	June 30, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008

Commercial:
Legacy Wachovia commercial and industrial, CRE and foreign PCI loans (1)	$4,278	5,695	7,935	12,988	18,704

Total commercial	4,278	5,695	7,935	12,988	18,704

Consumer:
Pick-a-Pay mortgage (1)	62,045	65,652	74,815	85,238	95,315
Liquidating home equity	5,199	5,710	6,904	8,429	10,309
Legacy Wells Fargo Financial indirect auto	1,454	2,455	6,002	11,253	18,221
Legacy Wells Fargo Financial debt consolidation	15,511	16,542	19,020	22,364	25,299
Education Finance - government guaranteed	13,823	15,376	17,510	21,150	20,465
Legacy Wachovia other PCI loans (1)	818	896	1,118	1,688	2,478

Total consumer	98,850	106,631	125,369	150,122	172,087

Total non-strategic and liquidating loan portfolios	$103,128	112,326	133,304	163,110	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

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

During the first half of 2012, we recognized as income $52 million released from the nonaccretable difference related to commercial PCI loans due to payoffs and other resolutions. We also transferred $319 million from the nonaccretable difference to the accretable yield for PCI loans with improving credit-related cash flows and absorbed $1.1 billion of losses in the nonaccretable difference from loan resolutions and write-downs. Table 12 provides an analysis of changes in the nonaccretable difference.

Risk Management – Credit Risk Management (continued)

Table 12: Changes in Nonaccretable Difference for PCI Loans

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total
Balance, December 31, 2008	$10,410	26,485	4,069	40,964
Addition of nonaccretable difference due to acquisitions	188	-	-	188
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(1,345)	-	-	(1,345)
Loans resolved by sales to third parties (2)	(299)	-	(85)	(384)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,216)	(2,383)	(614)	(4,213)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(6,809)	(14,976)	(2,718)	(24,503)

Balance, December 31, 2011	929	9,126	652	10,707
Addition of nonaccretable difference due to acquisitions	-	-	-	-
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(52)	-	-	(52)
Loans resolved by sales to third parties (2)	-	-	-	-
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(147)	(45)	(127)	(319)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(72)	(953)	(85)	(1,110)

Balance, June 30, 2012	$658	8,128	440	9,226

Balance, March 31, 2012	$748	8,621	506	9,875
Addition of nonaccretable difference due to acquisitions	-	-	-	-
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(24)	-	-	(24)
Loans resolved by sales to third parties (2)	-	-	-	-
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(39)	(45)	-	(84)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(27)	(448)	(66)	(541)

Balance, June 30, 2012	$658	8,128	440	9,226

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases for settlements with borrowers due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
(4)	Write-downs to net realizable value of PCI loans are absorbed by the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Since December 31, 2008, we have released $6.3 billion in nonaccretable difference, including $4.5 billion transferred from the nonaccretable difference to the accretable yield and $1.8 billion released to income through loan resolutions. Also, we have provided $1.8 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $4.5 billion reduction from December 31, 2008, through June 30, 2012, in our initial projected losses on all PCI loans.

At June 30, 2012, the allowance for credit losses on certain PCI loans was $212 million. The allowance is necessary to absorb credit-related decreases in cash flows expected to be collected and primarily relates to individual PCI loans. Table 13 analyzes the actual and projected loss results on PCI loans since acquisition through June 30, 2012.

For additional information on PCI loans, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 13: Actual and Projected Loss Results on PCI Loans

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	$1,397	-	-	1,397
Loans resolved by sales to third parties (2)	299	-	85	384
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	1,363	2,428	741	4,532

Total releases of nonaccretable difference due to better than expected losses	3,059	2,428	826	6,313
Provision for losses due to credit deterioration (4)	(1,686)	-	(125)	(1,811)

Actual and projected losses on PCI loans less than originally expected	$1,373	2,428	701	4,502

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases for settlements with borrowers due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
(4)	Provision for additional losses is recorded as a charge to income when it is estimated that the cash flows expected to be collected for a PCI loan or pool of loans may not support full realization of the carrying value.

Significant Portfolio Reviews Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, FICO scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses. The following discussion provides additional characteristics and analysis of our significant portfolios. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.

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

Across our non-PCI commercial loans and leases, the commercial and industrial loans and lease financing portfolio generally experienced credit improvement in second quarter 2012. Of the total commercial and industrial loans and lease financing non-PCI portfolio, 0.02% was 90 days or more past due and still accruing at June 30, 2012, compared with 0.09% at

December 31, 2011, 0.84% (1.22% at December 31, 2011) was nonaccruing and 10.7% (12.5% at December 31, 2011) was criticized. The net charge-off rate for this portfolio declined to 0.54% in second quarter 2012 from 0.58% for first quarter 2012 and 0.70% for the full year of 2011.

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

During second quarter 2012, we acquired $6.9 billion of commercial loans in connection with our acquisition of BNP Paribas’ North American energy lending business and WestLB’s subscription finance loan portfolio, which added an aggregate of $5.4 billion to the commercial and industrial loan portfolio. In first quarter 2012, we also added $858 million to this portfolio when we acquired commercial asset-based loans from the Bank of Ireland in the Burdale acquisition.

20

Risk Management – Credit Risk Management (continued)

Table 14: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2012

(in millions)	Nonaccrual loans	Outstanding balance (1)		% of total loans

PCI loans (1):
Healthcare	$-	44		* %
Technology	-	39		*
Aerospace and defense	-	39		*
Steel and metal products	-	17		*
Real estate lessor	-	17		*
Home furnishings	-	16		*
Other	-	72	(2)	*

Total PCI loans	$-	244		* %

All other loans:
Oil and gas	$57	13,115		2%
Investors	2	12,335		2
Cyclical retailers	31	11,038		1
Financial institutions	96	11,031		1
Food and beverage	46	10,348		1
Industrial equipment	19	9,133		1
Healthcare	55	8,890		1
Securities firms	34	7,681		*
Real estate lessor	35	6,884		*
Technology	21	6,852		*
Transportation	10	6,500		*
Business services	33	5,901		*
Other	1,153	80,423	(3)	10

Total all other loans	$1,592	190,131		25%

Total	$1,592	190,375		25%

*	Less than 1%.
(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	No other single category had loans in excess of $13.4 million.
(3)	No other single category had loans in excess of $4.4 billion.

COMMERCIAL REAL ESTATE (CRE) The CRE portfolio, consisting of both CRE mortgage loans and CRE construction loans, totaled $123.3 billion, or 16%, of total loans at June 30, 2012. CRE construction loans totaled $17.6 billion at June 30, 2012, and CRE mortgage loans totaled $105.7 billion at June 30, 2012. Table 15 summarizes CRE loans by state and property type with the related nonaccrual totals. CRE nonaccrual loans totaled 4% of the non-PCI CRE outstanding balance at June 30, 2012. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Florida, which represented 25% and 9% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 26% and industrial/warehouse at 11% of the portfolio. At June 30, 2012, we had $20.5 billion of criticized non-PCI CRE mortgage loans, a decrease of 9% from December 31, 2011, and $5.3 billion of criticized non-PCI CRE construction loans, a decrease of 22% from December 31, 2011. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information on criticized loans.

At June 30, 2012, the recorded investment in PCI CRE loans totaled $3.9 billion, down from $12.3 billion when they were acquired at December 31, 2008, reflecting the reduction resulting from principal payments, loan resolutions and write-downs.

Table 15: CRE Loans by State and Property Type

	June 30, 2012

	Real estate mortgage		Real estate construction		Total			% of
(in millions)	Nonaccrual loans	Outstanding balance (1)	Nonaccrual loans	Outstanding balance (1)	Nonaccrual loans	Outstanding balance (1)		total loans

By state:
PCI loans (1):
New York	$-	509	-	164	-	673		* %
Florida	-	351	-	198	-	549		*
California	-	402	-	49	-	451		*
Texas	-	148	-	96	-	244		*
Pennsylvania	-	118	-	112	-	230		*
Other	-	1,094	-	677	-	1,771	(2)	*

Total PCI loans	$-	2,622	-	1,296	-	3,918		* %

All other loans:
California	$952	27,768	269	3,137	1,221	30,905		4%
Florida	518	8,973	161	1,309	679	10,282		1
Texas	347	7,990	43	1,407	390	9,397		1
New York	34	5,665	4	966	38	6,631		*
North Carolina	266	4,144	154	1,006	420	5,150		*
Arizona	176	4,214	34	457	210	4,671		*
Virginia	88	2,965	33	1,213	121	4,178		*
Georgia	212	3,399	166	523	378	3,922		*
Washington	44	3,092	8	490	52	3,582		*
Colorado	81	2,905	19	393	100	3,298		*
Other	1,114	31,929	530	5,397	1,644	37,326	(3)	5

Total all other loans	$3,832	103,044	1,421	16,298	5,253	119,342		15%

Total	$3,832	105,666	1,421	17,594	5,253	123,260		16%

By property:
PCI loans (1):
Office buildings	$-	966	-	123	-	1,089		* %
Apartments	-	582	-	184	-	766		*
Retail (excluding shopping center)	-	388	-	22	-	410		*
1-4 family land	-	2	-	342	-	344		*
Shopping center	-	207	-	136	-	343		*
Other	-	477	-	489	-	966		*

Total PCI loans	$-	2,622	-	1,296	-	3,918		* %

All other loans:
Office buildings	$910	29,279	98	1,559	1,008	30,838		4%
Industrial/warehouse	530	12,700	26	391	556	13,091		2
Apartments	238	9,955	63	1,953	301	11,908		2
Retail (excluding shopping center)	587	11,078	48	294	635	11,372		1
Real estate - other	364	10,158	41	309	405	10,467		1
Shopping center	289	9,408	79	772	368	10,180		1
Hotel/motel	223	8,069	24	621	247	8,690		1
Land (excluding 1-4 family)	6	97	426	6,710	432	6,807		*
Institutional	111	2,864	-	247	111	3,111		*
Agriculture	175	2,556	4	19	179	2,575		*
Other	399	6,880	612	3,423	1,011	10,303		1

Total all other loans	$3,832	103,044	1,421	16,298	5,253	119,342		15%

Total	$3,832	105,666	1,421	17,594	5,253	123,260		16%

*	Less than 1%.
(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	Includes 34 states; no state had loans in excess of $229 million.
(3)	Includes 40 states; no state had loans in excess of $3.1 billion.

Risk Management – Credit Risk Management (continued)

FOREIGN LOANS AND EUROPEAN EXPOSURE We classify loans as foreign if the borrower’s primary address is outside of the United States. At June 30, 2012, foreign loans represented approximately 5% of our total consolidated loans outstanding and approximately 3% of our total assets.

Our foreign country risk monitoring process incorporates frequent dialogue with our foreign financial institution customers, counterparties and with regulatory agencies, enhanced by centralized monitoring of macroeconomic and capital markets conditions. We establish exposure limits for each country through a centralized oversight process based on the needs of our customers, and in consideration of relevant economic, political, social, legal, and transfer risks. We monitor exposures closely and adjust our limits in response to changing conditions.

As per bank regulatory reporting requirements, we evaluate our individual country risk exposure on an ultimate risk basis which is normally based on the country of residence of the guarantor or collateral location. Our largest foreign country exposure on an ultimate risk basis was the United Kingdom, which amounted to approximately $12.5 billion, or 1% of our total assets, and included $1.7 billion of sovereign claims. Our United Kingdom sovereign claims arise primarily from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

At June 30, 2012, our Eurozone exposure, including cross-border claims on an ultimate risk basis, and foreign exchange and derivative products, aggregated approximately $10.9 billion, including $352 million of sovereign claims, compared with approximately $11.4 billion at December 31, 2011, which included $364 million of sovereign claims. Our Eurozone exposure is relatively small compared to our overall credit risk exposure and is diverse by country, type, and counterparty.

We conduct periodic stress tests of our significant country risk exposures, analyzing the direct and indirect impacts on the risk of loss from various macroeconomic and capital markets scenarios. We do not have significant exposure to foreign country risks because our foreign portfolio is relatively small. However, we have identified exposure to increased loss from U.S. borrowers associated with the potential indirect impact of a European downturn on the U.S. economy. We mitigate these potential impacts through our normal risk management processes which include active monitoring and, if necessary, the application of aggressive loss mitigation strategies.

Table 16 provides information regarding our exposures to European sovereign entities and institutions located within such countries, including cross-border claims on an ultimate risk basis, and foreign exchange and derivative products.

Table 16: European Exposure

	Lending (1)(2)		Securities (3)		Derivatives and other (4)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (5)	Total

June 30, 2012
Eurozone
Netherlands	$-	2,394	-	249	-	535	-	3,178	3,178
Germany	59	1,848	-	241	-	202	59	2,291	2,350
Luxembourg	-	1,002	-	131	-	4	-	1,137	1,137
Ireland	100	784	-	187	-	20	100	991	1,091
France	73	489	-	374	-	30	73	893	966
Spain	-	682	-	94	-	16	-	792	792
Italy	-	371	-	105	-	1	-	477	477
Austria	100	238	-	6	-	-	100	244	344
Belgium	-	188	-	37	-	67	-	292	292
Other (6)	20	145	-	105	-	9	20	259	279
Total Eurozone exposure	352	8,141	-	1,529	-	884	352	10,554	10,906
United Kingdom	1,726	4,624	-	5,802	-	314	1,726	10,740	12,466
Other European countries	-	4,048	4	440	1	620	5	5,108	5,113
Total European exposure	$2,078	16,813	4	7,771	1	1,818	2,083	26,402	28,485

(1)	Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements.
(2)	Includes $1.4 billion in PCI loans, largely to customers in Germany and United Kingdom territories, and $2.9 billion in defeased leases secured predominantly by U.S. Treasury and government agency securities, or government guaranteed.
(3)	Represents issuer exposure on cross-border debt and equity securities, held in trading or available-for-sale portfolio, at fair value.
(4)	Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At June 30, 2012, the gross notional amount of our CDS sold that reference assets domiciled in Europe was $8.4 billion, which was offset by the notional amount of CDS purchased of $8.4 billion. We did not have any CDS purchased or sold where the reference asset was solely the sovereign debt of a European country. Certain CDS purchased or sold reference pools of assets that contain sovereign debt, however the amount of referenced sovereign European debt was insignificant at June 30, 2012.
(5)	Total non-sovereign exposure comprises $11.0 billion exposure to financial institutions and $15.4 billion to non-financial corporations at June 30, 2012.
(6)	Includes non-sovereign exposure to Greece and Portugal in the amount of $3 million and $57 million, respectively. We had no sovereign debt exposure to these countries at June 30, 2012.

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

Some of our real estate 1-4 family first and junior lien mortgage loans include an interest-only feature as part of the loan terms. These interest-only loans were approximately 20% of total loans at June 30, 2012, compared with 21% at December 31, 2011.

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

Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 17. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans (2% of this amount were PCI loans from Wachovia) at June 30, 2012, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These metrics continued to improve in second quarter 2012 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at June 30, 2012, totaled $16.1 billion, or 6%, of total non-PCI mortgages, compared with $18.4 billion, or 6%, at December 31, 2011. Loans with FICO scores lower than 640 totaled $40.5 billion at June 30, 2012, or 14% of all non-PCI mortgages, compared with $44.1 billion, or 15%, at December 31, 2011. Mortgages with a LTV/CLTV greater than 100% totaled

$66.9 billion at June 30, 2012, or 24% of total non-PCI mortgages, compared with $74.2 billion, or 26%, at December 31, 2011. Information regarding credit risk trends can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

We monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. In first quarter 2012, in accordance with Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties issued by bank regulators on January 31, 2012 (Interagency Guidance), we aligned our nonaccrual reporting so that a junior lien is reported as a nonaccrual loan if the related first lien is 120 days past due or is in the process of foreclosure. This action increased our nonperforming assets by $1.7 billion, but otherwise had minimal financial impact as the expected loss content of these loans was already considered in the allowance for loan losses. See the “Risk Management – Credit Risk Management – Nonperforming Assets” section in this report for more information.

Table 17: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	June 30, 2012
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans

PCI loans:
California	$18,366	37	18,403	2%
Florida	2,549	35	2,584	*
New Jersey	1,267	23	1,290	*
Other (1)	6,149	95	6,244	*

Total PCI loans	$28,331	190	28,521	4%

All other loans:
California	$56,821	22,562	79,383	10%
Florida	15,633	7,215	22,848	3
New Jersey	8,990	5,946	14,936	2
New York	9,676	3,399	13,075	2
Virginia	5,828	4,192	10,020	1
Pennsylvania	5,669	3,709	9,378	1
North Carolina	5,623	3,388	9,011	1
Georgia	4,600	3,172	7,772	1
Texas	6,456	1,212	7,668	1
Other (2)	54,210	25,896	80,106	10
Government insured/guaranteed loans (3)	28,426	-	28,426	4

Total all other loans	$201,932	80,691	282,623	36%

Total	$230,263	80,881	311,144	40%

*	Less than 1%.
(1)	Consists of 45 states; no state had loans in excess of $715 million.
(2)	Consists of 41 states; no state had loans in excess of $6.5 billion.
(3)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

Risk Management – Credit Risk Management (continued)

Pick-a-Pay Portfolio The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.

The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-

a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Real estate 1-4 family junior lien mortgages and lines of credit associated with Pick-a-Pay loans are reported in the home equity portfolio. Table 18 provides balances by types of loans as of June 30, 2012, as a result of modification efforts, compared to the types of loans included in the portfolio at December 31, 2011, and at acquisition.

Table 18: Pick-a-Pay Portfolio - Comparison to Acquisition Date

			December 31,
	June 30, 2012		2011		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total

Option payment loans	$35,353	51%	$39,164	53%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	9,315	14	9,986	14	15,763	14
Full-term loan modifications	24,184	35	24,207	33	-	-

Total adjusted unpaid principal balance	$68,852	100%	$73,357	100%	$115,700	100%

Total carrying value	$62,045		65,652		95,315

(1)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Pick-a-Pay loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Total interest deferred due to negative amortization on Pick-a-Pay loans was $1.7 billion at June 30, 2012, and $2.0 billion at December 31, 2011. Approximately 87% of the Pick-a-Pay customers making a minimum payment in June 2012 did not defer interest, compared with 83% in December 2011.

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

Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap: $3 million for the remainder of 2012, $19 million in 2013, and $64 million in 2014. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date: $21 million for the remainder of 2012, $91 million in 2013, and $332 million in 2014. In second quarter 2012, $6 million was recast based on these events.

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

Table 19: Pick-a-Pay Portfolio (1)

	June 30, 2012
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)

California	$23,498	118%	$18,329	91%	$16,769	85%
Florida	3,077	114	2,407	85	3,507	95
New Jersey	1,285	92	1,211	85	2,192	79
New York	729	91	681	84	970	80
Texas	319	77	294	71	1,389	63
Other states	5,736	106	4,781	87	9,515	85

Total Pick-a-Pay loans	$34,644		$27,703		$34,342

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2012.

(2)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(3)	The current LTV ratio is calculated as the adjusted unpaid principal balance divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

(4)	Carrying value, which does not reflect the allowance for loan losses, includes remaining purchase accounting adjustments, which, for PCI loans may include the nonaccretable difference and the accretable yield and, for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.

(5)	The ratio of carrying value to current value is calculated as the carrying value divided by the collateral value.

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

In second quarter 2012, we completed more than 2,600 proprietary and HAMP Pick-a-Pay loan modifications and have completed more than 105,000 modifications since the Wachovia acquisition, resulting in $4.3 billion of principal forgiveness to our Pick-a-Pay customers as well as an additional $548 million of conditional forgiveness that can be earned by borrowers through performance over the next three years. As announced in October 2010, we entered into agreements with certain state attorneys general whereby we agreed to offer loan modifications to eligible Pick-a-Pay customers through June 2013. These agreements cover the majority of our option payment loan portfolio and require that we offer modifications (both HAMP and proprietary) to eligible customers with the option payment loan product. In response to these agreements, we developed an enhanced proprietary modification product that allows for various means of principal forgiveness along with changes to other loan terms. Given that these agreements cover all modification efforts to eligible customers for the applicable states, our modifications (both HAMP and proprietary) for our Pick-a-Pay loan portfolio performed in second quarter 2012 were consistent with these agreements. Additionally, as announced in

February 2012, we reached a settlement regarding our mortgage servicing and foreclosure practices with federal and state government entities, which became effective on April 5, 2012, where we committed to provide additional relief to borrowers. See the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this report and in our 2011 Form 10-K for more details.

Due to better than expected performance observed on the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $2.4 billion from the nonaccretable difference to the accretable yield since acquisition. This performance is primarily attributable to significant modification efforts as well as the portfolio’s delinquency stabilization. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 11.4 years at June 30, 2012. The accretable yield percentage at June 30, 2012, was 4.32%, down from 4.45% at the end of 2011. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield percentage and the estimated weighted-average life of the portfolio.

The Pick-a-Pay portfolio is a significant portion of our PCI loans. For further information on the judgment involved in estimating expected cash flows for PCI loans, please see “Critical Accounting Policies – Purchased Credit-Impaired Loans” in our 2011 Form 10-K.

26

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

Our first and junior lien lines of credit products generally have a draw period of 10 years with variable interest rates and payment options during the draw period of (1) interest only or (2) 1.5% of total outstanding balance. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment loan with repayment terms of up to 30 years based on the balance at time of conversion. Substantially all of our lines of credit will remain in their draw period through 2014 and a majority through 2017.

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

Table 20: Home Equity Portfolios Performance by Holder of 1st Lien (1)(2)

	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
(in millions)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011

First lien lines	$20,242	20,786	3.07%	3.10	0.88	1.35	0.95	0.91	0.82
Junior lien mortgages and lines behind:
Wells Fargo owned or serviced first lien	40,718	42,810	2.68	2.91	3.34	3.54	3.48	3.43	3.76
Third party first lien	39,992	42,996	3.00	3.59	3.44	3.72	3.83	4.11	4.32

Total	$100,952	106,592	2.89	3.22	2.89	3.18	3.13	3.22	3.43

(1)	Excludes PCI loans and real estate 1-4 family first lien line reverse mortgages added to the consumer portfolio in fourth quarter 2011 as a result of consolidating reverse mortgage loans previously sold. These reverse mortgage loans are insured by the FHA.

(2)	Includes $1.4 billion and $1.5 billion at June 30, 2012, and December 31, 2011, respectively, associated with the Pick-a-Pay portfolio.

We monitor the number of borrowers paying the minimum amount due on a monthly basis. In June 2012, approximately 45% of our borrowers with a home equity outstanding balance paid only the minimum amount due; 93% paid the minimum or more.

The home equity liquidating portfolio includes home equity loans generated through third party channels, including correspondent loans. This liquidating portfolio represents less than 1% of our total loans outstanding at June 30, 2012, and contains some of the highest risk in our home equity portfolio, with a loss rate of 8.14% compared with 2.60% for the core (non-liquidating) home equity portfolio at June 30, 2012. Table 21 shows the credit attributes of the core and liquidating home equity portfolios and lists the top five states by outstanding balance. California loans represent the largest state concentration in each of these portfolios. The decrease in outstanding balances primarily reflects loan paydowns and charge-offs. As of June 30, 2012, 36% of the outstanding balance of the core home equity portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion of the outstanding balances of these loans (the outstanding amount that was in excess of the most recent property collateral value) totaled 16% of the core home equity portfolio at June 30, 2012.

Table 21: Home Equity Portfolios (1)

	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2012	2011	2012	2011	2012	2012	2011	2011	2011

Core portfolio (2)
California	$24,316	25,555	2.66%	3.03	3.13	3.56	3.42	3.41	3.69
Florida	10,296	10,870	4.36	4.99	3.76	4.79	4.30	4.42	5.23
New Jersey	7,640	7,973	3.57	3.73	2.02	2.46	2.22	2.17	2.05
Virginia	4,998	5,248	1.98	2.15	1.60	1.42	1.31	1.67	1.85
Pennsylvania	4,867	5,071	2.50	2.82	1.45	1.49	1.41	1.38	1.49
Other	43,636	46,165	2.53	2.79	2.37	2.50	2.50	2.64	2.70

Total	95,753	100,882	2.81	3.13	2.60	2.91	2.79	2.88	3.08

Liquidating portfolio
California	1,827	2,024	5.16	5.50	10.98	10.80	11.93	12.62	12.73
Florida	242	265	5.87	7.02	7.92	9.84	9.71	11.06	10.52
Arizona	104	116	4.39	6.64	11.89	15.08	17.54	18.30	14.01
Texas	86	97	1.26	0.93	2.01	2.43	1.57	3.07	3.40
Minnesota	69	75	2.54	2.83	10.10	5.07	8.13	6.11	7.83
Other	2,871	3,133	3.55	4.13	6.35	6.23	7.12	6.20	6.73

Total	5,199	5,710	4.19	4.73	8.14	8.11	9.09	8.97	9.22

Total core and liquidating portfolios	$100,952	106,592	2.89	3.22	2.89	3.18	3.13	3.22	3.43

(1)	Consists predominantly of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate, but excludes PCI loans because their losses are generally covered by PCI accounting adjustment at the date of acquisition, and excludes real estate 1-4 family first lien open-ended line reverse mortgages because they do not have scheduled payments. These reverse mortgage loans are insured by the FHA.

(2)	Includes $1.4 billion and $1.5 billion at June 30, 2012 and December 31, 2011, respectively, associated with the Pick-a-Pay portfolio.

CREDIT CARDS Our credit card portfolio totaled $22.7 billion at June 30, 2012, which represented 3% of our total outstanding loans. The quarterly net charge-off rate (annualized) for our credit card loans was 4.37% for second quarter 2012 compared with 5.63% for second quarter 2011.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $87.3 billion at June 30, 2012, and predominantly include automobile, student and security-based margin loans. The quarterly loss rate (annualized) for other revolving credit and installment loans was 0.79% for second quarter 2012 compared with 1.03% for second quarter 2011. Excluding government guaranteed student loans, the loss rates were 0.90% and 1.23% for second quarter 2012 and 2011, respectively.

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

Table 22: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011

($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans

Nonaccrual loans:
Commercial:
Commercial and industrial	$1,549	0.87%	$1,726	1.02%	$2,142	1.28%	$2,128	1.29%
Real estate mortgage	3,832	3.63	4,081	3.85	4,085	3.85	4,429	4.24
Real estate construction	1,421	8.08	1,709	9.21	1,890	9.75	1,915	9.71
Lease financing	43	0.34	45	0.34	53	0.40	71	0.55
Foreign	79	0.20	38	0.10	47	0.12	68	0.18

Total commercial (1)	6,924	1.96	7,599	2.20	8,217	2.38	8,611	2.53

Consumer:
Real estate 1-4 family first mortgage (2)	10,368	4.50	10,683	4.67	10,913	4.77	11,024	4.93
Real estate 1-4 family junior lien mortgage (3)	3,091	3.82	3,558	4.28	1,975	2.30	2,035	2.31
Other revolving credit and installment	195	0.22	186	0.21	199	0.23	230	0.27

Total consumer	13,654	3.24	14,427	3.43	13,087	3.09	13,289	3.16

Total nonaccrual loans (4)(5)(6)	20,578	2.65	22,026	2.87	21,304	2.77	21,900	2.88

Foreclosed assets:
Government insured/guaranteed (7)	1,465		1,352		1,319		1,336
Non-government insured/guaranteed	2,842		3,265		3,342		3,608

Total foreclosed assets	4,307		4,617		4,661		4,944

Total nonperforming assets	$24,885	3.21%	$26,643	3.48%	$25,965	3.37%	$26,844	3.53%

Change in NPAs from prior quarter	$(1,758)		678		(879)		(1,062)

(1)	Includes LHFS of $17 million, $9 million, $25 million and $37 million at June 30 and March 31, 2012, and December 31 and September 30, 2011, respectively.

(2)	Includes MHFS of $310 million, $287 million, $301 million and $311 million at June 30 and March 31, 2012, and December 31 and September 30, 2011, respectively.

(3)	Includes $1.7 billion at March 31, 2012, resulting from implementation of the Interagency Guidance issued on January 31, 2012. This guidance accelerated the timing of placing these loans on nonaccrual to coincide with the timing of placing the related real estate 1-4 family first mortgage loans on nonaccrual.

(4)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(5)	Real estate 1-4 family mortgage loans insured by the FHA or guaranteed by the VA and student loans predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program are not placed on nonaccrual status because they are insured or guaranteed.

(6)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans.

(7)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans are classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

Total NPAs were $24.9 billion (3.2% of total loans) at June 30, 2012, and included $20.6 billion of nonaccrual loans and $4.3 billion of foreclosed assets. Nonaccrual loans decreased in second quarter 2012, consistent with the continued improvement in credit performance. Table 23 provides an analysis of the changes in nonaccrual loans.

Table 23: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	June 30,	Mar. 31,	Dec. 31	Sept. 30,	June 30,
(in millions)	2012	2012	2011	2011	2011
Commercial nonaccrual loans
Balance, beginning of quarter	$7,599	8,217	8,611	9,265	10,312
Inflows	952	1,138	1,329	1,148	1,622
Outflows:
Returned to accruing	(242)	(188)	(185)	(275)	(501)
Foreclosures	(92)	(119)	(161)	(156)	(174)
Charge-offs	(402)	(347)	(382)	(397)	(399)
Payments, sales and other (1)	(891)	(1,102)	(995)	(974)	(1,595)
Total outflows	(1,627)	(1,756)	(1,723)	(1,802)	(2,669)
Balance, end of quarter	6,924	7,599	8,217	8,611	9,265
Consumer nonaccrual loans
Balance, beginning of quarter	14,427	13,087	13,289	13,780	14,653
Inflows (2)	2,750	4,765	3,465	3,544	3,443
Outflows:
Returned to accruing	(1,344)	(943)	(1,277)	(1,411)	(1,562)
Foreclosures	(186)	(226)	(209)	(286)	(221)
Charge-offs	(1,137)	(1,364)	(1,404)	(1,385)	(1,494)
Payments, sales and other (1)	(866)	(892)	(777)	(953)	(1,039)
Total outflows	(3,523)	(3,425)	(3,667)	(4,035)	(4,316)
Balance, end of quarter	13,654	14,427	13,087	13,289	13,780
Total nonaccrual loans	$20,578	22,026	21,304	21,900	23,045

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.
(2)	March 31, 2012, includes $1.7 billion moved to nonaccrual status as a result of implementing Interagency Guidance issued January 31, 2012.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by four factors. First, 99% of the $13.7 billion of consumer nonaccrual loans and 96% of the $6.9 billion of commercial nonaccrual loans are secured at June 30, 2012. Of the consumer nonaccrual loans, 99% are secured by real estate and 35% have a combined LTV (CLTV) ratio of 80% or below. Second, losses of $4.1 billion and $2.1 billion have already been recognized on 48% of consumer nonaccrual loans and 41% of commercial nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due, we transfer it to nonaccrual status. When the loan reaches 180 days past due it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we revalue each loan regularly and recognize additional write-downs if needed. Third, as of June 30, 2012, 60% of commercial nonaccrual loans were current on interest. Fourth, the risk of loss for all nonaccruals has been considered and we believe is appropriately covered by the allowance for loan losses.

Under both our proprietary modification programs and the MHA programs, customers may be required to provide updated documentation, and some programs require completion of trial payment periods to demonstrate sustained performance before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, many states, including California, Florida and New Jersey, have enacted legislation that significantly increases the time to complete the foreclosure process, meaning that loans will remain in nonaccrual status for longer periods.

Table 24 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Risk Management – Credit Risk Management (continued)

Table 24: Foreclosed Assets

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2012	2012	2011	2011	2011
Government insured/guaranteed (1)	$1,465	1,352	1,319	1,336	1,320
PCI loans:
Commercial	777	875	840	1,079	993
Consumer	321	431	465	530	469
Total PCI loans	1,098	1,306	1,305	1,609	1,462
All other loans:
Commercial	1,147	1,289	1,379	1,322	1,409
Consumer	597	670	658	677	670
Total all other loans	1,744	1,959	2,037	1,999	2,079
Total foreclosed assets	$4,307	4,617	4,661	4,944	4,861
Analysis of changes in foreclosed assets
Balance, beginning of quarter	$4,617	4,661	4,944	4,861	5,512
Net change in government insured/guaranteed (2)	113	33	(17)	16	(137)
Additions to foreclosed assets (3)	664	926	934	1,440	880
Reductions:
Sales	(1,003)	(896)	(1,123)	(1,260)	(1,294)
Write-downs and loss on sales	(84)	(107)	(77)	(113)	(100)
Total reductions	(1,087)	(1,003)	(1,200)	(1,373)	(1,394)
Balance, end of quarter	$4,307	4,617	4,661	4,944	4,861

(1)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans are classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.
(2)	Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA.
(3)	Predominantly include loans moved into foreclosure from non-accrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at June 30, 2012, included $1.5 billion of foreclosed real estate that is FHA insured or VA guaranteed and expected to have little to no loss content. The remaining balance of $2.8 billion of foreclosed assets has been written down to estimated net realizable value. Foreclosed assets were down $354 million, or 8%, at June 30, 2012, compared with December 31, 2011. At June 30, 2012, 76% of our foreclosed assets of $4.3 billion have been in the foreclosed assets portfolio one year or less. Given our real estate-secured loan concentrations and current economic conditions, we anticipate we will continue to hold a high level of NPAs on our balance sheet.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 25: Troubled Debt Restructurings (TDRs) (1)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2012	2012	2011	2011	2011
Commercial TDRs
Commercial and industrial	$1,937	1,967	2,026	2,192	1,821
Real estate mortgage	2,457	2,485	2,262	1,752	1,444
Real estate construction	980	1,048	1,008	795	694
Lease financing	27	29	33	51	84
Foreign	28	19	20	9	10
Total commercial TDRs	5,429	5,548	5,349	4,799	4,053
Consumer TDRs
Real estate 1-4 family first mortgage	13,919	13,870	13,799	13,512	12,938
Real estate 1-4 family junior lien mortgage	1,975	1,981	1,986	1,975	1,910
Other revolving credit and installment	856	873	872	875	838
Trial modifications (1)	745	723	651	668	942
Total consumer TDRs	17,495	17,447	17,308	17,030	16,628
Total TDRs	$22,924	22,995	22,657	21,829	20,681

TDRs on nonaccrual status	$6,900	7,136	6,811	6,758	6,568
TDRs on accrual status	16,024	15,859	15,846	15,071	14,113
Total TDRs	$22,924	22,995	22,657	21,829	20,681

(1)	Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. For many of our consumer real estate modification programs, we may require a borrower to make trial payments generally for a period of three to four months. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.

Table 25 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $5.4 billion and $5.2 billion at June 30, 2012, and December 31, 2011, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs.

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

Risk Management – Credit Risk Management (continued)

Table 26 provides an analysis of the changes in TDRs.

Table 26: Analysis of Changes in TDRs

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2012	2012	2011	2011	2011
Commercial TDRs
Balance, beginning of quarter	$5,548	5,349	4,799	4,053	3,145
Inflows	687	710	1,271	1,321	1,275
Outflows
Charge-offs	(112)	(119)	(84)	(68)	(36)
Foreclosure	(24)	(2)	(16)	(23)	(21)
Payments, sales and other (1)	(670)	(390)	(621)	(484)	(310)
Balance, end of quarter	5,429	5,548	5,349	4,799	4,053
Consumer TDRs
Balance, beginning of quarter	17,447	17,308	17,030	16,628	15,888
Inflows	762	829	904	1,455	1,574
Outflows
Charge-offs	(319)	(295)	(261)	(290)	(289)
Foreclosure	(25)	(33)	(33)	(39)	(33)
Payments, sales and other (1)	(392)	(434)	(315)	(450)	(510)
Net change in trial modifications (2)	22	72	(17)	(274)	(2)
Balance, end of quarter	17,495	17,447	17,308	17,030	16,628
Total TDRs	$22,924	22,995	22,657	21,829	20,681

(1)	Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale.
(2)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans 90 days or more past due as to interest or principal are still accruing if they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $6.6 billion, $7.1 billion, $8.7 billion, $8.9 billion and $9.8 billion at June 30 and March 31, 2012, and December 31, September 30 and June 30, 2011, respectively, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at June 30, 2012, were down $688 million, or 34%, from December 31, 2011, due to loss mitigation activities including modifications, charge-offs, seasonally lower early stage delinquency levels, decline in non-strategic and liquidating portfolios, and credit stabilization. Loans 90 days or more past due and still accruing whose repayments are insured by the Federal Housing Administration (FHA) or predominantly guaranteed by the Department of Veterans Affairs (VA) for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $21.5 billion at June 30, 2012, up from $20.5 billion at December 31, 2011.

Table 27 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 27: Loans 90 Days or More Past Due and Still Accruing

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2012	2012	2011	2011	2011
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$22,872	22,555	22,569	19,639	17,318
Less: FHA insured/guaranteed by the VA (1)(2)	20,368	19,681	19,240	16,498	14,474
Less: Student loans guaranteed under the FFELP (3)	1,144	1,238	1,281	1,212	1,014
Total, not government insured/guaranteed	$1,360	1,636	2,048	1,929	1,830

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$44	104	153	108	110
Real estate mortgage	184	289	256	207	137
Real estate construction	25	25	89	57	86
Foreign	3	7	6	11	12
Total commercial	256	425	504	383	345

Consumer:
Real estate 1-4 family first mortgage (2)	561	616	781	819	728
Real estate 1-4 family junior lien mortgage (2)(4)	159	156	279	255	286
Credit card	274	319	346	328	334
Other revolving credit and installment	110	120	138	144	137
Total consumer	1,104	1,211	1,544	1,546	1,485

Total, not government insured/guaranteed	$1,360	1,636	2,048	1,929	1,830

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.
(2)	Includes mortgages held for sale 90 days or more past due and still accruing.
(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.
(4)	During first quarter 2012, $43 million of 1-4 family junior lien mortgages were transferred to nonaccrual upon implementation of the Interagency Guidance issued on January 31, 2012.

Risk Management – Credit Risk Management (continued)

NET CHARGE-OFFS

Table 28: Net Charge-offs

	Quarter ended
	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
($ in millions)	Net loan charge- offs	As a % of avg. loans(1)	Net loan charge- offs	As a % of avg. loans (1)	Net loan charge- offs	As a % of avg. loans (1)	Net loan charge- offs	As a % of avg. loans (1)	Net loan charge- offs	As a % of avg. loans (1)
Commercial:
Commercial and industrial	$249	0.58%	$256	0.62%	$310	0.74%	$261	0.65%	$254	0.66%
Real estate mortgage	81	0.31	46	0.17	117	0.44	96	0.37	128	0.50
Real estate construction	17	0.40	67	1.43	(5)	(0.09)	55	1.06	72	1.32
Lease financing	-	-	2	0.06	4	0.13	3	0.11	1	0.01
Foreign	11	0.11	14	0.14	45	0.45	8	0.08	47	0.52
Total commercial	358	0.42	385	0.45	471	0.54	423	0.50	502	0.62
Consumer:
Real estate 1-4 family first mortgage	743	1.30	791	1.39	844	1.46	821	1.46	909	1.62
Real estate 1-4 family junior lien mortgage	689	3.38	763	3.62	800	3.64	842	3.75	909	3.97
Credit card	240	4.37	242	4.40	256	4.63	266	4.90	294	5.63
Other revolving credit and installment	170	0.79	214	0.99	269	1.24	259	1.19	224	1.03
Total consumer	1,842	1.76	2,010	1.91	2,169	2.02	2,188	2.06	2,336	2.21
Total	$2,200	1.15%	$2,395	1.25%	$2,640	1.36%	$2,611	1.37%	$2,838	1.52%

(1)	Quarterly net charge-offs as a percentage of average respective loans are annualized.

Table 28 presents net charge-offs for second quarter 2012 and the previous four quarters. Net charge-offs in second quarter 2012 were $2.2 billion (1.15% of average total loans outstanding) compared with $2.8 billion (1.52%) in second quarter 2011. In general, net charge-offs declined as to amount and percentage of average loans for all categories of loans in second quarter 2012 compared with second quarter 2011, as we saw signs of stabilization in the housing market although the economic recovery remained uneven.

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

We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2011 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 29: Allowance for Credit Losses

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2012	2012	2011	2011	2011
Components:
Allowance for loan losses	$18,320	18,852	19,372	20,039	20,893
Allowance for unfunded credit commitments	326	277	296	333	369
Allowance for credit losses	$18,646	19,129	19,668	20,372	21,262
Allowance for loan losses as a percentage of total loans	2.36%	2.46	2.52	2.64	2.78
Allowance for loan losses as a percentage of annualized net charge-offs	207	196	185	193	184
Allowance for credit losses as a percentage of total loans	2.41	2.50	2.56	2.68	2.83
Allowance for credit losses as a percentage of total nonaccrual loans	91	87	92	93	92

In addition to the allowance for credit losses, there was $9.2 billion at June 30, 2012, and $10.7 billion at December 31, 2011, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with prior periods. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages at June 30, 2012.

The $532 million linked-quarter decline in the allowance for loan losses in second quarter 2012 reflected continued improvement in consumer delinquency trends and improved portfolio performance. Total provision for credit losses was $1.8 billion in each of second quarter 2012 and 2011. The second quarter 2012 provision was $400 million less than net charge-offs, compared with a provision that was $400 million, $600 million, $800 million, and $1.0 billion less than net charge-offs in the first quarter of 2012 and fourth, third and second quarters of 2011, respectively.

In determining the appropriate allowance attributable to our residential real estate portfolios, our process considers the associated credit cost, including re-defaults of modified loans and projected loss severity for loan modifications that occur or are probable to occur. In addition, our process incorporates the estimated allowance associated with recent events including our settlement announced in first quarter 2012 with federal and state government entities relating to our mortgage servicing and foreclosure practices and high risk portfolios defined in the Interagency Guidance relating to junior lien mortgages.

Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty.

We believe the allowance for credit losses of $18.6 billion was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2012. The allowance for credit losses is subject to change and reflects existing factors at the time of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economy and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Absent significant deterioration in the economy, we expect continued but more modest improvement in credit performance for the remainder of 2012, and we continue to expect future allowance releases in 2012. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2011 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to the Financial Statements in this Report.

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

We have established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of probable losses for loans for which we have a repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Our mortgage repurchase liability estimation process also incorporates a forecast for repurchase demands associated with mortgage insurance rescission activity. Repurchase demands have primarily related to 2006 through 2008 vintages and to GSE-guaranteed MBS.

During second quarter 2012, we continued to experience elevated levels of repurchase activity measured by the number of investor repurchase demands and our level of repurchases. We repurchased or reimbursed investors for incurred losses on mortgage loans with original balances of $847 million in second quarter 2012, compared with $598 million a year ago. In second quarter 2011, we also negotiated a settlement on a pool of mortgage loans with original sold balances of $302 million. This settlement occurred with a private investor to whom we had sold the loans and settled all future mortgage repurchase requests for this pool of loans with this counterparty. We incurred net losses on repurchased loans and investor reimbursements totaling $349 million in second quarter 2012 compared with $261 million a year ago.

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

Table 30: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government sponsored entities (1)		Private		Mortgage insurance rescissions with no demand (2)		Total
($ in millions)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)

2012
June 30,	5,687	$1,265	913	$213	840	$188	7,440	$1,666
March 31,	6,333	1,398	857	241	970	217	8,160	1,856

2011
December 31,	7,066	1,575	470	167	1,178	268	8,714	2,010
September 30,	6,577	1,500	582	208	1,508	314	8,667	2,022
June 30,	6,876	1,565	695	230	2,019	444	9,590	2,239
March 31,	6,210	1,395	1,973	424	2,885	674	11,068	2,493

(1)	Includes repurchase demands of 526 and $103 million, 694 and $131 million, 861 and $161 million, 878 and $173 million and 892 and $179 million, for June 30 and March 31, 2012, and December 31, September 30 and June 30, 2011, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller. The number of repurchase demands from GSEs that are from mortgage loans originated in 2006 through 2008 totaled 78% at June 30, 2012.
(2)	As part of our representations and warranties in our loan sales contracts, we typically represent to GSEs and private investors that certain loans have mortgage insurance to the extent there are loans that have loan to value ratios in excess of 80% that require mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer due to a claim of breach of a contractual representation or warranty, the lack of insurance may result in a repurchase demand from an investor. Similar to repurchase demands, we evaluate mortgage insurance rescission notices for validity and appeal for reinstatement if the rescission was not based on a contractual breach. When investor demands are received due to lack of mortgage insurance, they are reported as unresolved repurchase demands based on the applicable investor category for the loan (GSE or private). Over the last year, approximately 20% of our repurchase demands from GSEs had mortgage insurance rescission as one of the reasons for the repurchase demand. Of all the mortgage insurance rescissions notices received in 2011, approximately 80% have resulted in repurchase demands through June 2012. Not all mortgage insurance rescissions received in 2011 have been completed through the appeals process with the mortgage insurer and, upon successful appeal, we work with the investor to rescind the repurchase demand.
(3)	While the original loan balances related to these demands are presented above, the establishment of the repurchase liability is based on a combination of factors, such as our appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity, which is driven by the difference between the current loan balance and the estimated collateral value less costs to sell the property.

The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at June 30, 2012, was down from a year ago in both number of outstanding loans and in total dollar balances as we continued to work through the demands and mortgage insurance rescissions. Customary with industry practice, we have the right of recourse against correspondent lenders from whom we have purchased loans with respect to representations and warranties. Of total repurchase demands and mortgage insurance recissions outstanding as of June 30, 2012, presented in Table 30, approximately 20% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we are currently recovering on average approximately 45% of losses from these lenders. Historical recovery rates as well as projected lender performance are incorporated in the establishment of our mortgage repurchase liability.

We believe we have a high quality residential mortgage loan servicing portfolio. Of the $1.9 trillion in the residential mortgage loan servicing portfolio at June 30, 2012, 93% was current, less than 2% was subprime at origination, and less than 1% was home equity securitizations. Our combined delinquency and foreclosure rate on this portfolio was 7.14% at June 30, 2012, compared with 7.96% at December 31, 2011. Five percent of this portfolio are private label securitizations where we originated the loans and therefore have some repurchase risk. We believe the risk of repurchase in our private label securitizations is substantially reduced, relative to other private label securitizations, because approximately half of this portfolio of private label securitizations do not contain representations and warranties regarding borrower or other third party misrepresentations related to the mortgage loan, general compliance with underwriting guidelines, or property valuation, which are commonly asserted bases for repurchase. For this 5% private label securitization segment of our residential mortgage loan servicing portfolio (weighted average age of 81 months), 58% are loans from 2005 vintages or earlier; 79% were prime at origination; and approximately 65% are jumbo loans. The weighted-average LTV as of June 30, 2012 for this private securitization segment was 76%. We believe the highest risk segment of these private label securitizations is the subprime loans originated in 2006 and 2007. These subprime loans have seller representations and warranties and currently have LTVs close to or exceeding 100%, and represent 9% of the private label securitization portion of the residential mortgage servicing portfolio. We had only $58 million of repurchases related to private label securitizations in the second quarter 2012. Of the servicing portfolio, 4% is non-agency acquired servicing and 1% is private whole loan sales. We did not underwrite and securitize the non-agency acquired servicing and therefore we have no obligation on that portion of our servicing portfolio to the investor for any repurchase demands arising from origination practices. For the private whole loan segment, while we do have repurchase risk on these loans, less than 2% were subprime at origination and loans that were sold and subsequently securitized are included in the private label securitization segment discussed above.

Table 31 summarizes the changes in our mortgage repurchase liability.

Table 31: Changes in Mortgage Repurchase Liability

	Quarter ended

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2012	2012	2011	2011	2011
Balance, beginning of period	$1,444	1,326	1,194	1,188	1,207

Provision for repurchase losses:

Loan sales	72	62	27	19	20

Change in estimate (1)	597	368	377	371	222

Total additions	669	430	404	390	242

Losses	(349)	(312)	(272)	(384)	(261)

Balance, end of period	$1,764	1,444	1,326	1,194	1,188

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Risk Management – Credit Risk Management (continued)

The mortgage repurchase liability of $1.8 billion at June 30, 2012 represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The mortgage repurchase liability estimation process requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain, including demand expectations, economic factors, and the specific characteristics of the loans subject to repurchase. Our evaluation considers the collective actions of the GSEs and their regulator, the Federal Housing Finance Agency (FHFA), mortgage insurers and our correspondent lenders. We maintain regular contact with the GSEs, the FHFA, and other significant investors to monitor their repurchase demand practices and issues as part of our process to update our repurchase liability estimate as new information becomes available.

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, was $1.8 billion at June 30, 2012 and $1.3 billion at December 31, 2011. In the quarter ended June 30, 2012, we provided $669 million, which reduced net gains on mortgage loan origination/sales activities, compared with a provision of $242 million a year ago. Our provision in second quarter 2012 reflected an increase in projections of future GSE repurchase demands, net of appeals, for the 2006 through 2008 vintages to incorporate the impact of recent trends in file requests and repurchase demand activity (comprising approximately 70% of the second quarter 2012 provision), an increase in probable loss estimates for mortgage insurance rescissions (approximately 10%), new loan sales (approximately 10%) and various other observed trends affecting our repurchase liability including higher than anticipated loss severity (approximately 10%). The increase in projected future GSE repurchase demands in the quarter was predominately a result of higher than anticipated GSE file requests, a key leading indicator of future demand activity, and higher repurchase demands, both related to loans with characteristics that did not historically result in either file reviews or repurchases. This trend was partially offset by an improving appeals success rate which reflects the on-going dialogue with the GSEs over what qualifies for repurchase.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $2.6 billion at June 30, 2012, and was determined based upon modifying the assumptions utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions. For additional information on our repurchase liability, see the “Critical Accounting Policies – Liability for Mortgage Loan Repurchase Losses” section in our 2011 Form 10-K and and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

To the extent that economic conditions and the housing market do not improve or future investor repurchase demands and appeals success rates differ from past experience, we could continue to have increased demands and increased loss severity on repurchases, causing future additions to the repurchase liability. However, some of the underwriting standards that were permitted by the GSEs for conforming loans in the 2006 through 2008 vintages, which significantly contributed to recent levels of repurchase demands, were tightened starting in mid to late 2008. Accordingly, we do not expect, and have not experienced, a similar rate of repurchase requests from the 2009 and later vintages, absent unanticipated deterioration in economic conditions or changes in investor behavior.

RISKS RELATING TO SERVICING ACTIVITIES In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential mortgage loans included in GSE-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors. For additional information regarding risks relating to our servicing activities, see pages 73-77 in our 2011 Form 10-K.

In April 2011, the FRB and the Office of the Comptroller of the Currency (OCC) issued Consent Orders that require us to correct deficiencies in our residential mortgage loan servicing and foreclosure practices that were identified by federal banking regulators in their fourth quarter 2010 review. The Consent Orders also require that we improve our servicing and foreclosure practices. We have implemented nearly all of the operational changes that resulted from the expanded servicing responsibilities outlined in the Consent Orders.

On February 9, 2012, a federal/state settlement was announced among the DOJ, Department of Housing and Urban Development (HUD), the Department of the Treasury, the Department of Veterans Affairs, the Federal Trade Commission (FTC), the Executive Office of the U.S. Trustee, the Consumer Financial Protection Bureau, a task force of Attorneys General representing 49 states, Wells Fargo, and four other servicers related to investigations of mortgage industry servicing and foreclosure practices. While Oklahoma did not participate in the larger settlement, it settled separately with the five servicers under a simplified agreement. Under the terms of the larger settlement, which will remain in effect for three and a half years (subject to a trailing review period) we have agreed to the following programmatic commitments, consisting of three components totaling approximately $5.3 billion:

•	Consumer Relief Program commitment of $3.4 billion

•	Refinance Program commitment of $900 million

•	Foreclosure Assistance Program of $1 billion

Additionally and simultaneously, the OCC and FRB announced the imposition of civil money penalties of $83 million and $87 million, respectively, pursuant to the Consent Orders. While still subject to FRB and OCC confirmation, Wells Fargo believes the civil money obligations were satisfied through payments made under the Foreclosure Assistance Program to the federal government and participating

39

states for their use to address the impact of foreclosure challenges as they determine and which may include direct payments to consumers.

We began receiving credit towards satisfaction of the requirements of the Consumer Relief Program for activities taken on or after March 1, 2012. We can also receive an additional 25% credit for first or second lien principal reduction taken within one year from March 1, 2012. Because we will not receive dollar-for-dollar credit for the relief provided in some circumstances, the actual relief we provide to borrowers will likely exceed our commitment. The terms also require that we satisfy 75% of the commitments under the Consumer Relief Program within two years from March 1, 2012. If we do not meet this two-year requirement and also do not meet the entire commitment within three years, we are required to pay an amount equal to 140% of the unmet commitment amount. If we meet the two-year commitment target, but do not meet the entire commitment amount within the three years, we are required to pay an amount equal to 125% of the unmet commitment amount. We expect that we will be able to meet our commitment (and state-level sub-commitments) on the Consumer Relief Program within the required timeframes. We expect to be able to meet our Consumer Relief Program commitment primarily through our first and second lien modification and short sale and other deficiency balance waiver programs. We have evaluated our commitment along with the menu of credits and believe that fulfilling our commitment under the Consumer Relief Program has been appropriately considered in our estimation for the allowance for loan losses as well as our cash flow projections to evaluate the nonaccretable difference for our PCI portfolios at June 30, 2012.

We will receive credit under the Refinance Program for activities taken on or after March 1, 2012. The Refinance Program allows for an additional 25% credit (additional credit) for all refinance credits earned in the first 12 months of the program. We expect that we will be able to complete the number of refinances necessary to satisfy the entire credit in the first 12 months of offering the Refinance Program. If successful in this regard, the estimated lifetime amount of interest income reduction to the portfolio will be approximately $1.4 billion to $1.7 billion and the additional credit earned will be $360 million to $423 million.

We expect that we will refinance approximately 34,000 to 40,000 borrowers with an unpaid principal balance of approximately $7.0 billion to $8.0 billion under the Refinance Program. Based on the mix of loans we anticipate will be refinanced, we estimate their weighted average note rate will be reduced by approximately 260 basis points and that their weighted average estimated remaining life will be approximately 8 years. These estimates will be affected by the actual number of eligible borrowers that accept a refinance offer, their existing and new note rates and the remaining term of the actual loans refinanced. The impact of fulfilling our commitment under the Refinance Program will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. Based on our expectation that we will fulfill the credit needs for the Refinance Program within the first

12 months, we expect the future reduction in interest income to be approximately $183 million to $215 million annually. As a result of refinancings under the Refinance Program, we will be forgoing interest that we may not otherwise have agreed to forgo. No loss was recognized in our financial statements for this estimated forgone interest income as the impact will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. The impact of this forgone interest income on our future net interest margin is anticipated to be modestly adverse and will be influenced by the overall mortgage interest rate environment, which products are accepted by the eligible borrowers, and the pace of the execution of the program. The Refinance Program will also affect our fair value for these loans. The estimated reduction of the fair value of our loans for the Refinance Program is approximately $1.4 billion to $1.7 billion and will be affected by our actual execution of the program and borrower acceptance rates.

The expectations discussed above about the volume of loans that we may refinance, the resulting reduction in our lifetime and annual interest income, and the reductions in fair value of loans for the Refinance Program exceed the amounts that would result from just meeting our minimum commitments under the Program due to the significantly higher than expected response we have received from our customers in second quarter 2012, which is partially driven by product changes and the decision to hold interest rates consistent with the prevailing market environment.

Although this component of the settlement relates to borrowers in good standing as to their payment history who are not experiencing financial difficulty, we will evaluate each borrower to confirm their ability to repay their mortgage obligation. This evaluation will include reviewing key credit and underwriting policy metrics to validate that these borrowers are not experiencing financial difficulty and therefore, actions taken under the Refinance Program will not generally be considered a troubled debt restructuring. To the extent we determine that an eligible borrower is experiencing financial difficulty, we will consider alternative modification programs that may result in loans being classified and accounted for as troubled debt restructurings.

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

Other Mortgage Matters On July 12, 2012, we entered into a settlement agreement with the DOJ resolving the DOJ’s claims that some of our mortgages may have had a disparate impact on some African-American and Hispanic borrowers. The DOJ claims were based on a statistical survey of Wells Fargo Home Mortgage (WFHM) loans between 2004 and 2009, and the

Risk Management – Credit Risk Management (continued)

claims primarily related to mortgages priced and sold to consumers by independent mortgage brokers. In the settlement, we denied the claims, but agreed to pay $125 million to borrowers that the DOJ believes were adversely impacted by mortgages priced and sold by independent mortgage brokers through the wholesale division of WFHM. The settlement also resolved pending litigation filed in 2009 by the State of Illinois and an investigative complaint filed by the Pennsylvania Human Relations Commission. As part of the settlement, we also agreed to pay $50 million to fund a community support program in approximately eight cities or metropolitan statistical areas, as to be agreed upon between the DOJ and Wells Fargo, and agreed to undertake an internal lending compliance review of a small percentage of subprime mortgages delivered through our retail channel during the period of 2004 to 2008 and will rebate borrowers as appropriate. Expenses related to the settlement were fully accrued for as of the end of second quarter 2012. While not part of the settlement, Wells Fargo also announced that as of July 13, 2012, it voluntarily discontinued the funding of mortgages that are originated, priced and sold by independent mortgage brokers through the WFHM wholesale division. Mortgages sold by independent mortgage brokers in this manner represented approximately 5% of Wells Fargo’s home mortgage funded volume in second quarter 2012. For additional information on this and other legal matters related to our mortgage servicing activities and mortgage-related practices, see pages 73-77 in our 2011 Form 10-K and Note 11 (Legal Actions) to Financial Statements in this Report.

Asset/Liability Management

Asset/liability management involves evaluating, monitoring and managing of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO), which oversees these risks and reports periodically to the Finance Committee of the Board of Directors, consists of senior financial and business executives. Each of our principal business groups has its own asset/liability management committee and process linked to the Corporate ALCO process.

INTEREST RATE RISK Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of June 30, 2012, our most recent simulation indicated estimated earnings at risk of less than 1% of our most likely earnings plan over the next 12 months under a range of both lower and higher interest rates, including a scenario in which the federal funds rate remains unchanged and the 10-year Constant Maturity Treasury bond yield averages below 1.20%, and a scenario in which the federal funds rate rises to 3.75% and the 10-year Constant Maturity Treasury bond yield increases to 5.10%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” below for more information.

We use exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount, credit risk amount and estimated net fair value of these derivatives as of June 30, 2012, and December 31, 2011, are presented in Note 12 (Derivatives) to Financial Statements in this Report.

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

The total carrying value of our residential and commercial MSRs was $13.2 billion at June 30, 2012, and $14.0 billion at December 31, 2011. The weighted-average note rate on our portfolio of loans serviced for others was 4.97% at June 30, 2012, and 5.14% at December 31, 2011. The carrying value of our total MSRs represented 0.69% of mortgage loans serviced for others at June 30, 2012, and 0.76% at December 31, 2011.

MARKET RISK – TRADING ACTIVITIES From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by our Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. Our Market and Institutional Risk Committee, which provides governance and oversight over market risk-taking activities across the Company, establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at June 30, 2012, and December 31, 2011, are included in Note 12 (Derivatives) to Financial Statements in this Report. Open “at risk” positions for all trading businesses are monitored by Corporate ALCO. Table 32 presents net gains from trading activities attributable to the following types of activity:

Table 32: Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Customer accommodation	$356	190	690	687

Economic hedging	(92)	247	199	348

Proprietary	(1)	(23)	14	(9)

Total net trading gains (losses)	$263	414	903	1,026

The amounts reflected in the table above capture only gains (losses) due to changes in fair value of our trading positions and are reported within net gains (losses) on trading activities within the noninterest income line item of the income statement. These amounts do not include interest income and other fees earned from related activities, which are reported within interest income from trading assets and other fees within noninterest income line items of the income statement. Categorization of net gains (losses) from trading activities in the previous table is based on our own definition of those categories, as further described below, because no uniform industry definitions currently exist.

Risk Management – Asset/Liability Management (continued)

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

Proprietary trading consists of security or derivative positions executed for our own account based on market expectations or to benefit from price differences between financial instruments and markets. Proprietary trading activity is expected to be restricted by the Dodd-Frank Act prohibitions known as the “Volcker Rule,” which has not yet been finalized. On October 11, 2011, federal banking agencies and the SEC issued for public comment proposed regulations to implement the Volcker Rule. We believe our definition of proprietary trading is consistent with the proposed regulations. However, given that final rule-making is required by various governmental regulatory agencies to define proprietary trading within the context of the final Volcker Rule, our definition of proprietary trading may change. We have reduced or exited certain business activities in anticipation of the final Volcker Rule. As discussed within the noninterest income section of our financial results, proprietary trading activity is not significant to our financial results. See the “Regulatory Reform” sections in our 2011 Form 10-K and in our 2012 First Quarter Form 10-Q for additional information on the Volcker Rule.

The fair value of our trading derivatives is reported in Notes 12 (Derivatives) and 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report. The fair value of our trading securities is reported in Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VaR) metrics complemented with sensitivity analysis and stress testing. VaR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VaR at a 99% confidence interval based on actual changes in rates and prices over the previous 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VaR throughout second quarter 2012 was $31 million, with a lower bound of $22 million and an upper bound of $50 million.

MARKET RISK – EQUITY MARKETS We are directly and indirectly affected by changes in the equity markets. For additional information regarding market risk related to equity markets, see page 81 of our 2011 Form 10-K.

Table 33 provides information regarding our marketable and nonmarketable equity investments.

Table 33: Nonmarketable and Marketable Equity Investments

	June 30,	Dec. 31,
(in millions)	2012	2011

Nonmarketable equity investments:

Cost method:

Private equity investments	$3,691	3,444

Federal bank stock	4,432	4,617

Total cost method	8,123	8,061

Equity method:

LIHTC investments (1)	4,073	4,077

Private equity and other	4,792	4,670

Total equity method	8,865	8,747

Total nonmarketable equity investments (2)	$16,988	16,808

Marketable equity securities:

Cost	$2,478	2,929

Net unrealized gains	369	488

Total marketable equity securities (3)	$2,847	3,417

(1)	Represents low income housing tax credit investments
(2)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(3)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2012, core deposits funded 114% of total loans compared with 108% a year ago. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.

Table 34 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 34: Short-Term Borrowings

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2012	2012	2011	2011	2011

Balance, period end

Commercial paper and other short-term borrowings	$19,695	17,759	18,053	17,444	17,357

Federal funds purchased and securities sold under agreements to repurchase	36,328	33,205	31,038	33,331	36,524

Total	$56,023	50,964	49,091	50,775	53,881

Average daily balance for period

Commercial paper and other short-term borrowings	$18,072	18,038	17,301	17,040	17,105

Federal funds purchased and securities sold under agreements to repurchase	33,626	30,344	31,441	33,333	36,235

Total	$51,698	48,382	48,742	50,373	53,340

Maximum month-end balance for period

Commercial paper and other short-term borrowings (1)	$19,695	18,323	18,053	17,569	18,234

Federal funds purchased and securities sold under agreements to repurchase (2)	36,328	33,205	32,354	33,331	36,524

(1)	Highest month-end balance in each of the last five quarters was in June and January 2012, and December, July and April 2011.
(2)	Highest month-end balance in each of the last five quarters was in June and March 2012, and October, September and June 2011.

        We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets, as well as other market participants, generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of Federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, a reduction in credit rating would not cause us to violate any of our debt covenants. There were no changes to our credit ratings in second quarter 2012. See the “Risk Management – Asset/Liability Management” and “Risk Factors” sections in our 2011 Form 10-K for additional information regarding our credit ratings as of December 31, 2011, and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 12 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.

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

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In April 2012, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in

44

Risk Management – Asset/Liability Management (continued)

outstanding short-term debt and $170 billion in outstanding long-term debt. During the first half of 2012, the Parent issued $11.7 billion of senior notes, of which $10.4 billion were registered with the SEC.

The Parent’s proceeds from securities issued in the first half of 2012 were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise.

Table 35 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series L & M, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices or bearing interest at a fixed or floating rate.

Table 35: Medium-Term Note (MTN) Programs

			June 30, 2012
(in billions)	Date established		Debt issuance authority	Available for issuance

MTN program:
Series L & M (1)	May 2012		$25.0	22.3
Series K (1) (3)	April 2010		25.0	23.6
European (2)	December 2009		25.0	24.1
Australian (2) (4)	June 2005	AUD	10.0	6.8

(1)	SEC registered.
(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
(3)	As amended in April 2012.
(4)	As amended in October 2005 and March 2010.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At June 30, 2012, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $104.2 billion in long-term debt issuance authority. In March 2012, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. During the first half of 2012, Wells Fargo Bank, N.A. issued $2.4 billion of senior notes. At June 30, 2012, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50 billion in short-term senior notes and $47.6 billion in long-term senior or subordinated notes.

Wells Fargo Canada Corporation In January 2012, Wells Fargo Canada Corporation (WFCC, formerly known as Wells Fargo Financial Canada Corporation), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to CAD $7.0 billion in medium-term notes. During the first half of 2012, WFCC issued CAD $1.5 billion in medium-term notes. At June 30, 2012, CAD $5.0 billion remained available for future issuance. In July 2012, WFCC issued an additional CAD $1.5 billion in medium-term notes. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

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

Capital Management

We have an active program for managing stockholders’ equity and regulatory capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital primarily through the retention of earnings net of dividends. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $6.1 billion from December 31, 2011, predominantly from Wells Fargo net income of $8.9 billion, less common and preferred stock dividends of $2.8 billion. During second quarter 2012, we issued approximately 27 million shares of common stock (approximately 74 million for the first half of 2012), substantially all of which was related to employee benefit plans. We also repurchased approximately 42 million shares of common stock in open market transactions and from employee benefit plans during second quarter 2012, at a net cost of $1.3 billion, and approximately 11 million shares through the settlement in May 2012 of a $350 million forward purchase contract entered into in April 2012. We entered into an additional $350 million forward purchase contract in June 2012 that is expected to settle for approximately 11 million shares in third quarter 2012. For additional information about our forward repurchase agreements see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report. During the first half of 2012 we repurchased a total of approximately 44 million shares of common stock at a net cost of $1.4 billion in open market transactions and from employee plans, as well as approximately 17 million shares of common stock at a net cost of $500 million from the settlement of forward purchase contracts.

Regulatory Capital Guidelines

The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At June 30, 2012, the Company and each of our subsidiary banks were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 20 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

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

In 2007, U.S. bank regulators approved a final rule adopting international guidelines for determining regulatory capital known as “Basel II.” Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. We are well underway toward Basel II implementation and entered the “parallel run phase” of Basel II in July 2012. During the “parallel run phase,” banks must successfully complete at least a four quarter evaluation period under supervision from regulatory agencies in order to be compliant with the Basel II final rule. Our delayed entry into the “parallel run phase” was approved by the FRB in 2010 as a result of our acquisition of Wachovia.

In December 2010, the Basel Committee on Bank Supervision (BCBS) finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed in response to the financial crisis of 2008 and 2009 and address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The guidelines, among other things, increase minimum capital requirements and when fully phased in require bank holding companies to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7.0% consisting of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer.

The BCBS also proposed additional Tier 1 common equity surcharge requirements for global systemically important banks (G-SIBs). The surcharge ranges from 1.0% to 3.5% depending on the bank’s systemic importance to be determined under an indicator-based approach that would consider five broad categories: cross-jurisdictional activity, size, inter-connectedness, substitutability/financial institution infrastructure and complexity. These additional capital requirements, which would be phased in beginning in January 2016 and become fully effective on January 1, 2019, would be in addition to the Basel III 7.0% Tier 1 common equity requirement. The Financial Stability Board has determined that the Company is one of the initial 29 G-SIBs that would be subject to the surcharge, but we have not been notified of the surcharge amount applicable to us.

U.S. regulatory authorities have been considering the BCBS capital guidelines and proposals, and in June 2012, the U.S. banking regulators jointly published three notices of proposed rulemaking that are essentially intended to implement the BCBS capital guidelines for U.S. banks. Together these notices of proposed rulemaking would, among other things:

•

implement in the United States the Basel III regulatory capital reforms including those that revise the definition of capital, increase minimum capital ratios, and introduce a minimum Tier 1 common equity ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Tier 1 common equity ratio of 7.0%) and a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk;

Capital Management (continued)

•	revise “Basel I” rules for calculating risk-weighted assets to enhance risk sensitivity;

•	modify the existing Basel II advanced approaches rules for calculating risk-weighted assets to implement Basel III; and

•	comply with the Dodd-Frank Act provision prohibiting the reliance on external credit ratings.

The U.S. banking regulators also approved a final rule to implement changes to the market risk capital rule, which requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The notices of proposed rulemaking did not address the BCBS capital surcharge proposals for G-SIBs or the proposed Basel III liquidity standards. U.S. regulatory authorities have indicated that these proposals will be addressed at a later date.

In December 2011, the FRB also proposed rules required under the Dodd-Frank Act that will impose enhanced prudential standards on large bank holding companies (BHCs) such as Wells Fargo, including enhanced capital, stress testing and liquidity requirements.

Although uncertainty exists regarding final capital rules, we evaluate the impact of Basel III on our capital ratios based on our interpretation of the proposed capital requirements and we estimate that our Tier 1 common equity ratio under the latest Basel III capital proposals exceeded the fully phased-in minimum of 7.0% by 78 basis points at June 30, 2012. The proposed Basel III capital rules and interpretations and assumptions used in estimating our Basel III calculations are subject to change depending on final promulgation of Basel III capital rulemaking.

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

On March 13, 2012, the FRB notified us that it did not object to our 2012 capital plan included in the 2012 CCAR. Since the FRB notification, the Company took several capital actions,

including increasing its quarterly common stock dividend rate to $0.22 a share and redeeming during the second quarter a total of $2.7 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the proposed Basel III capital standards. In June 2012, we purchased an aggregate of $2.2 billion of our subordinated debt with an effective yield of 2.02% in tender offers for such securities.

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

In first quarter 2011, the Board authorized the repurchase of 200 million shares of our common stock. At June 30, 2012, we had remaining authority from the 2011 authorization to purchase approximately 56 million shares. For more information about share repurchases during 2012, see Part II, Item 2 of this Report.

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

In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. We have purchased an additional 951,426 warrants since the U.S. Treasury auction. At June 30, 2012, there were 39,144,299 warrants outstanding and exercisable and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

47

Table 36: Tier 1 Common Equity Under Basel I (1)

		June 30,	Dec. 31,
(in billions)		2012	2011

Total equity		$149.4	141.7
Noncontrolling interests		(1.3)	(1.5)

Total Wells Fargo stockholders’ equity		148.1	140.2

Adjustments:
Preferred equity		(10.6)	(10.6)
Goodwill and intangible assets (other than MSRs)		(33.5)	(34.0)
Applicable deferred taxes		3.5	3.8
MSRs over specified limitations		(0.7)	(0.8)
Cumulative other comprehensive income		(4.6)	(3.1)
Other		(0.5)	(0.4)

Tier 1 common equity	(A)	$101.7	95.1

Total risk-weighted assets (2)	(B)	$1,008.6	1,005.6

Tier 1 common equity to total risk-weighted assets	(A)/(B)	10.08%	9.46

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

Table 37: Tier 1 Common Equity Under Basel III (Estimated) (1)(2)

(in billions)		June 30, 2012

Tier 1 common equity under Basel I		$101.7

Adjustments from Basel I to Basel III (3) (5):
Cumulative other comprehensive income related to AFS securities and defined benefit pension plans		4.2
Other		0.3

Total adjustments from Basel I to Basel III		4.5
Threshold deductions, as defined under Basel III (4) (5)		(0.7)

Tier 1 common equity anticipated under Basel III	(C)	$105.5

Total risk-weighted assets anticipated under Basel III (6)	(D)	$1,355.2

Tier 1 common equity to total risk-weighted assets anticipated under Basel III	(C)/(D)	7.78%

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	The Basel III Tier 1 common equity and risk-weighted assets are calculated based on management’s current interpretation of the Basel III capital rules proposed by federal banking agencies in notices of proposed rulemaking announced in June 2012. The proposed rules and interpretations and assumptions used in estimating Basel III calculations are subject to change depending on final promulgations of Basel III capital rules.
(3)	Adjustments from Basel I to Basel III represent reconciling adjustments, primarily certain components of cumulative other comprehensive income deducted for Basel I purposes, to derive Tier 1 common equity under Basel III.
(4)	Threshold deductions, as defined under Basel III, include individual and aggregate limitations, as a percentage of Tier 1 common equity, with respect to MSRs, deferred tax assets and investments in unconsolidated financial companies.
(5)	Volatility in interest rates can have a significant impact on the valuation of cumulative other comprehensive income and MSRs and therefore, may impact adjustments from Basel I to Basel III, and MSRs subject to threshold deductions, as defined under Basel III, in future reporting periods.
(6)	Under current Basel proposals, risk-weighted assets incorporate different classifications of assets, with certain risk weights based on a borrower's credit rating or Wells Fargo's own risk models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements. The amount of risk-weighted assets anticipated under Basel III is preliminary and subject to change depending on final promulgation of Basel III capital rulemaking and interpretations thereof by regulatory authorities.

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

The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business described in the “Regulatory Reform” and “Risk Factors” sections of our 2011 Form 10-K and the “Regulatory Reform” section of our 2012 First Quarter Form 10-Q.

REGULATORY CAPITAL GUIDELINES In June 2012, the federal banking regulators jointly published three notices of proposed rulemaking that will substantially amend the risk-based capital rules for banks. The proposed rules are intended to implement the Basel III regulatory capital reforms in the U.S., comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. The proposed rules are subject to a comment period and adoption of final rules. For additional information, see the “Capital Management” section and Note 20 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

“LIVING WILL” REQUIREMENTS Under the Dodd Frank Act, larger financial institutions, including Wells Fargo, are required to prepare and submit to the FRB and the FDIC resolution plans, also known as “living wills, to facilitate the rapid and orderly resolution or “work-out” of a financial institution in the event of a material financial distress or its failure. Under the rules adopted under the Dodd Frank Act, resolution plans must contain detailed strategic analyses of how a distressed or failing institution could be resolved in a way that does not pose systemic risks to the U.S. financial system and that protects depositors and the Deposit Insurance Fund. Under the rules, Wells Fargo is required to submit its resolution plan on or before July 1, 2013.

REGULATION OF SWAPS AND OTHER DERIVATIVES ACTIVITIES In July 2012, the Commodity Futures Trading Commission and the Securities and Exchange Commission (collectively, the “Commissions”) jointly adopted new rules and interpretations to further define the terms “swap,” “security-based swap,” and “security-based swap agreement” and to delineate the jurisdiction of “mixed swaps” between the Commissions. Finalization of these definitions establishes the compliance dates for many of the Commissions’ rules implementing the new regulatory framework for swaps required by Title VII of the Dodd-Frank Act, including registration of Wells Fargo Bank, N.A. as a swap dealer. Swap dealer registration is likely to be required in late September or early October 2012.

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

ASU 2011-11 expands the disclosure requirements for certain financial instruments and derivatives that are subject to enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the statement of financial position. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the statement of financial position. These changes are effective for us in first quarter 2013 with retrospective application. This Update will not affect our consolidated financial results since it amends only the disclosure requirements for offsetting financial instruments.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements in this Report include, but are not limited to, statements we make about: (i) future results of the Company; (ii) our noninterest expense, including our expectations regarding declines in noninterest expense and operating within our targeted efficiency ratio range of 55 to 59% for the remainder of 2012, as part of our expense management initiatives; (iii) future credit quality and expectations regarding future loan losses in our loan portfolios; our foreign loan exposure; the level and loss content of NPAs and nonaccrual loans; the appropriateness of the allowance for credit losses, including our current expectation of continued but more modest improvement in credit performance for the remainder of 2012 and future allowance releases in 2012; the recast risk in our Pick-a-Pay portfolio; and the reduction or mitigation of risk in our loan portfolios and the effects of loan modification programs; (iv) our net interest income and net interest margin, including our expectation that we expect continued pressure on our net interest margin; (v) future capital levels and our estimate regarding our Tier 1 common equity ratio as of June 30, 2012 under the latest Basel III capital proposals contained in the notices of proposed rulemaking published by federal banking agencies in June 2012; (vi) the quality of our residential mortgage loan servicing portfolio, our mortgage repurchase exposure and exposure relating to our mortgage foreclosure practices; (vii) our expectations regarding the satisfaction of our obligations under our settlement with the DOJ and other federal and state government entities related to our mortgage servicing and foreclosure practices, including our estimates of the impact of the settlement on our future financial results; (viii) the expected outcome and impact of legal, regulatory and legislative developments, including the Dodd-Frank Act; and (ix) the Company’s plans, objectives and strategies, including our belief that we have more opportunity to increase cross-sell of our products.

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

•

current and future economic and market conditions, including the effects of further declines in housing prices and high unemployment rates, U. S. fiscal debt, budget and tax matters, and the sovereign debt crisis and economic difficulties in Europe;

•

our capital and liquidity requirements (including under regulatory capital standards, such as the latest Basel III capital proposals, as determined and interpreted by applicable regulatory authorities) and our ability to generate capital internally or raise capital on favorable terms;

•

financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and legislation and regulation relating to overdraft fees (and changes to our overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services, as well as the extent of our ability to mitigate the loss of revenue and income from financial services reform and other legislation and regulation;

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

•

negative effects relating to our mortgage servicing and foreclosure practices, including our ability to meet our obligations under the settlement with the DOJ and other federal and state government entities, as well as changes in

Forward-Looking Statements (continued)

our procedures or practices and/or industry standards or practices, regulatory or judicial requirements, penalties or fines, increased servicing and other costs or obligations, including loan modification requirements, or delays or moratoriums on foreclosures;

•

our ability to realize our efficiency ratio target as part of our expense management initiatives when and in the range targeted, including as a result of business and economic cyclicality, seasonality, changes in our business composition and operating environment, growth in our businesses and/or acquisitions, and unexpected expenses relating to, among other things, litigation and regulatory matters;

•	the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin and our mortgage originations, MSRs and MHFS;

•	hedging gains or losses;

•

a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, reduced investor demand for mortgage loans, a reduction in the availability of funding or increased funding costs, and declines in asset values and/or recognition of OTTI on securities held in our available-for-sale portfolio due to volatility or changes in interest rates, foreign exchange rates and/or debt, equity and commodity prices;

•	our ability to sell more products to our existing customers through our cross-selling efforts;

•	the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	changes in the value of our venture capital investments;

•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied or interpreted;
•	mergers, acquisitions and divestitures;

•	changes in the Company’s credit ratings and changes in the credit quality of the Company’s customers or counterparties;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences from regulatory violations and legal actions;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks;

•	the loss of checking and savings account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin;

•	fiscal and monetary policies of the FRB; and

•	the other risk factors and uncertainties described under “Risk Factors” in our 2011 Form 10-K.

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

51

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2012, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2012	2011	2012	2011

Interest income
Trading assets	$343	347	720	697
Securities available for sale	2,147	2,166	4,235	4,330
Mortgages held for sale	477	362	936	799
Loans held for sale	12	17	21	29
Loans	9,242	9,361	18,439	18,748
Other interest income	133	131	258	253

Total interest income	12,354	12,384	24,609	24,856

Interest expense
Deposits	443	594	900	1,209
Short-term borrowings	20	20	36	46
Long-term debt	789	1,009	1,619	2,113
Other interest expense	65	83	129	159

Total interest expense	1,317	1,706	2,684	3,527

Net interest income	11,037	10,678	21,925	21,329
Provision for credit losses	1,800	1,838	3,795	4,048

Net interest income after provision for credit losses	9,237	8,840	18,130	17,281

Noninterest income
Service charges on deposit accounts	1,139	1,074	2,223	2,086
Trust and investment fees	2,898	2,944	5,737	5,860
Card fees	704	1,003	1,358	1,960
Other fees	1,134	1,023	2,229	2,012
Mortgage banking	2,893	1,619	5,763	3,635
Insurance	522	568	1,041	1,071
Net gains from trading activities	263	414	903	1,026
Net losses on debt securities available for sale (1)	(61)	(128)	(68)	(294)
Net gains from equity investments (2)	242	724	606	1,077
Operating leases	120	103	179	180
Other	398	364	1,029	773

Total noninterest income	10,252	9,708	21,000	19,386

Noninterest expense
Salaries	3,705	3,584	7,306	7,038
Commission and incentive compensation	2,354	2,171	4,771	4,518
Employee benefits	1,049	1,164	2,657	2,556
Equipment	459	528	1,016	1,160
Net occupancy	698	749	1,402	1,501
Core deposit and other intangibles	418	464	837	947
FDIC and other deposit assessments	333	315	690	620
Other	3,381	3,500	6,711	6,868

Total noninterest expense	12,397	12,475	25,390	25,208

Income before income tax expense	7,092	6,073	13,740	11,459
Income tax expense	2,371	2,001	4,699	3,573

Net income before noncontrolling interests	4,721	4,072	9,041	7,886
Less: Net income from noncontrolling interests	99	124	171	179

Wells Fargo net income	$4,622	3,948	8,870	7,707

Less: Preferred stock dividends and other	219	220	445	409

Wells Fargo net income applicable to common stock	$4,403	3,728	8,425	7,298

Per share information
Earnings per common share	$0.83	0.70	1.59	1.38
Diluted earnings per common share	0.82	0.70	1.57	1.37
Dividends declared per common share	0.22	0.12	0.44	0.24
Average common shares outstanding	5,306.9	5,286.5	5,294.9	5,282.7
Diluted average common shares outstanding	5,369.9	5,331.7	5,354.3	5,329.9

(1)	Total other-than-temporary impairment (OTTI) losses were $47 million and $129 million for second quarter 2012 and 2011, respectively. Of total OTTI, losses of $77 million and $189 million were recognized in earnings, and gains of $(30) million and $(60) million were recognized as non-credit-related OTTI in other comprehensive income for second quarter 2012 and 2011, respectively. Total other-than-temporary impairment (OTTI) losses were $82 million and $53 million for the first half of 2012 and 2011, respectively. Of total OTTI, losses of $127 million and $269 million were recognized in earnings, and gains of $(45) and $(216) million were recognized as non-credit-related OTTI in other comprehensive income for the first half of 2012 and 2011, respectively.
(2)	Includes OTTI losses of $43 million and $16 million for second quarter 2012 and 2011, respectively, and $58 million and $57 million for the first half of 2012 and 2011, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Comprehensive Income (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Wells Fargo net income	$4,622	3,948	8,870	7,707

Other comprehensive income, before tax:
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(56)	5	(46)	29
Reclassification of net gains included in net income	(10)	-	(10)	-
Securities available for sale:
Net unrealized gains arising during the period	831	631	2,705	1,129
Reclassification of net gains included in net income	(23)	(234)	(249)	(183)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(3)	141	39	137
Reclassification of net gains on cash flow hedges included in net income	(99)	(157)	(206)	(313)
Defined benefit plans adjustment:
Net actuarial losses arising during the period	(12)	(2)	(17)	(3)
Amortization of net actuarial loss and prior service cost included in net income	40	24	76	48

Other comprehensive income, before tax	668	408	2,292	844
Income tax expense related to OCI	(255)	(7)	(866)	(164)

Other comprehensive income, net of tax	413	401	1,426	680
Less: Other comprehensive income from noncontrolling interests	-	-	4	(4)

Wells Fargo other comprehensive income, net of tax	413	401	1,422	684

Wells Fargo comprehensive income	5,035	4,349	10,292	8,391
Comprehensive income from noncontrolling interests	99	124	175	175

Total comprehensive income	$5,134	4,473	10,467	8,566

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	June 30,	Dec. 31,
(in millions, except shares)	2012	2011

Assets
Cash and due from banks	$16,811	19,440
Federal funds sold, securities purchased under resale agreements and other short-term investments	74,635	44,367
Trading assets	64,419	77,814
Securities available for sale	226,846	222,613
Mortgages held for sale (includes $46,621 and $44,791 carried at fair value)	50,462	48,357
Loans held for sale (includes $730 and $1,176 carried at fair value)	853	1,338

Loans (includes $6,083 and $5,916 carried at fair value)	775,199	769,631
Allowance for loan losses	(18,320)	(19,372)

Net loans	756,879	750,259

Mortgage servicing rights:
Measured at fair value	12,081	12,603
Amortized	1,130	1,408
Premises and equipment, net	9,317	9,531
Goodwill	25,406	25,115
Other assets	97,365	101,022

Total assets (1)	$1,336,204	1,313,867

Liabilities
Noninterest-bearing deposits	$253,999	244,003
Interest-bearing deposits	674,934	676,067

Total deposits	928,933	920,070
Short-term borrowings	56,023	49,091
Accrued expenses and other liabilities	76,827	77,665
Long-term debt (includes $208 and $0 carried at fair value)	124,984	125,354

Total liabilities (2)	1,186,767	1,172,180

Equity
Wells Fargo stockholders’ equity:
Preferred stock	11,694	11,431
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,432,624,738 shares and 5,358,522,061 shares	9,054	8,931
Additional paid-in capital	58,091	55,957
Retained earnings	70,456	64,385
Cumulative other comprehensive income	4,629	3,207
Treasury stock – 156,892,121 shares and 95,910,425 shares	(4,638)	(2,744)
Unearned ESOP shares	(1,216)	(926)

Total Wells Fargo stockholders' equity	148,070	140,241
Noncontrolling interests	1,367	1,446

Total equity	149,437	141,687

Total liabilities and equity	$1,336,204	1,313,867

(1)	Our consolidated assets at June 30, 2012, and December 31, 2011, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $302 million and $321 million; Trading assets, $533 million and $293 million; Securities available for sale, $2.7 billion and $3.3 billion; Mortgages held for sale, $605 million and $444 million; Net loans, $11.4 billion and $12.0 billion; Other assets, $510 million and $1.9 billion, and Total assets, $16.0 billion and $18.2 billion, respectively.
(2)	Our consolidated liabilities at June 30, 2012, and December 31, 2011, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $0 and $24 million; Accrued expenses and other liabilities, $144 million and $175 million; Long-term debt, $4.0 billion and $4.9 billion; and Total liabilities, $4.1 billion and $5.1 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance January 1, 2011	10,185,303	$8,689	5,262,283,228	$8,787
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			31,512,347	53
Common stock repurchased			(37,090,733)
Preferred stock issued to ESOP	1,200,000	1,200
Preferred stock released by ESOP
Preferred stock converted to common shares	(659,999)	(660)	21,466,952	36
Preferred stock issued	25,010	2,501
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	565,011	3,041	15,888,566	89
Balance June 30, 2011	10,750,314	$11,730	5,278,171,794	$8,876

Balance December 31, 2011	10,450,690	$11,431	5,262,611,636	$8,931
Cumulative effect of fair value election for certain residential mortgage servicing rights
Balance January 1, 2012	10,450,690	11,431	5,262,611,636	8,931
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			54,218,564	90
Common stock repurchased (1)			(60,981,696)
Preferred stock issued to ESOP	940,000	940
Preferred stock released by ESOP
Preferred stock converted to common shares	(677,459)	(677)	19,884,113	33
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	262,541	263	13,120,981	123
Balance June 30, 2012	10,713,231	$11,694	5,275,732,617	$9,054

(1)	For the six months ended June 30, 2012, includes $350 million related to a private forward repurchase transaction entered into in second quarter 2012 that is expected to settle in third quarter 2012 for an estimated 11 million shares of common stock. See Note 1 (Summary of Significant Accounting Policies) for additional information.

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
53,426	51,918	4,738	(487)	(663)	126,408	1,481	127,889
	7,707				7,707	179	7,886
		684			684	(4)	680
(42)					(42)	(141)	(183)
748					801		801
			(1,072)		(1,072)		(1,072)
102				(1,302)	-		-
(56)				716	660		660
624					-		-
					2,501		2,501
10	(1,279)				(1,269)		(1,269)
	(404)				(404)		(404)
62					62		62
376					376		376
(24)			13		(11)		(11)
1,800	6,024	684	(1,059)	(586)	9,993	34	10,027
55,226	57,942	5,422	(1,546)	(1,249)	136,401	1,515	137,916

55,957	64,385	3,207	(2,744)	(926)	140,241	1,446	141,687

	2				2		2
55,957	64,387	3,207	(2,744)	(926)	140,243	1,446	141,689
	8,870				8,870	171	9,041
		1,422			1,422	4	1,426
(6)					(6)	(254)	(260)
1,221					1,311		1,311
(200)			(1,901)		(2,101)		(2,101)
88				(1,028)	-		-
(61)				738	677		677
644					-		-
26	(2,362)				(2,336)		(2,336)
	(439)				(439)		(439)
130					130		130
362					362		362
(70)			7		(63)		(63)
2,134	6,069	1,422	(1,894)	(290)	7,827	(79)	7,748
58,091	70,456	4,629	(4,638)	(1,216)	148,070	1,367	149,437

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
(in millions)	2012	2011
Cash flows from operating activities:
Net income before noncontrolling interests	$9,041	7,886
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,795	4,048
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	(1,196)	(187)
Depreciation and amortization	1,384	968
Other net losses (gains)	244	(300)
Preferred stock released by ESOP	677	660
Stock incentive compensation expense	362	376
Excess tax benefits related to stock option payments	(125)	(64)
Originations of MHFS	(247,940)	(143,488)
Proceeds from sales of and principal collected on mortgages originated for sale	203,482	151,707
Originations of LHFS	(10)	-
Proceeds from sales of and principal collected on LHFS	5,786	5,165
Purchases of LHFS	(2,578)	(5,248)
Net change in:
Trading assets	64,952	15,028
Deferred income taxes	568	1,318
Accrued interest receivable	40	(114)
Accrued interest payable	74	(43)
Other assets, net	1,858	(1,378)
Other accrued expenses and liabilities, net	(5,033)	(7,773)
Net cash provided by operating activities	35,381	28,561
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(30,268)	(7,769)
Securities available for sale:
Sales proceeds	8,283	18,801
Prepayments and maturities	30,599	21,079
Purchases	(38,653)	(45,125)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(14,426)	(5,803)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	3,612	3,492
Purchases (including participations) of loans by banking subsidiaries	(7,584)	(2,277)
Principal collected on nonbank entities’ loans	12,088	5,543
Loans originated by nonbank entities	(11,016)	(3,988)
Net cash paid for acquisitions	(4,075)	-
Proceeds from sales of foreclosed assets	4,987	3,061
Changes in MSRs from purchases and sales	201	(81)
Other, net	(1,467)	2,804
Net cash used by investing activities	(47,719)	(10,263)
Cash flows from financing activities:
Net change in:
Deposits	8,860	5,693
Short-term borrowings	6,547	(1,441)
Long-term debt:
Proceeds from issuance	17,133	6,702
Repayment	(19,121)	(21,691)
Preferred stock:
Proceeds from issuance	-	2,501
Cash dividends paid	(439)	(404)
Common stock:
Proceeds from issuance	1,311	801
Repurchased	(2,101)	(1,072)
Cash dividends paid	(2,336)	(1,269)
Excess tax benefits related to stock option payments	125	64
Net change in noncontrolling interests	(270)	(167)
Net cash provided (used) by financing activities	9,709	(10,283)
Net change in cash and due from banks	(2,629)	8,015
Cash and due from banks at beginning of period	19,440	16,044
Cash and due from banks at end of period	$16,811	24,059
Supplemental cash flow disclosures:
Cash paid for interest	$2,610	3,570
Cash paid for income taxes	2,850	2,581

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

ASU 2011-11 expands the disclosure requirements for certain financial instruments and derivatives that are subject to enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the statement of financial position. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the statement of financial position. These changes are effective for us in first quarter 2013 with retrospective application. This Update will not affect our consolidated financial results since it amends only the disclosure requirements for offsetting financial instruments.

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

Private Share Repurchases

In April 2012, we entered into a private forward repurchase contract with an unrelated third party. This contract settled in second quarter 2012 for approximately 11 million shares of our common stock. We entered into this transaction to complement our open-market common stock repurchase strategies, to allow us to manage our share repurchases in a manner consistent with our capital plan submitted under the 2012 Comprehensive Capital Analysis and Review (CCAR), and to provide an economic benefit to the Company. In connection with this contract, we paid $350 million to the counterparty, which was recorded in permanent equity in the quarter paid and was not subject to re-measurement. The classification of the up-front payment as permanent equity assured that we would have appropriate repurchase timing consistent with our 2012 capital plan, which contemplated a fixed dollar amount available per quarter for share repurchases pursuant to Federal Reserve Board (FRB) supervisory guidance. In return, the counterparty agreed to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. The counterparty had the right to accelerate settlement with delivery of shares prior to the contractual settlement. There were no scenarios where the contracts would not either physically settle in shares or allow us to choose the settlement method.

In June 2012, we entered into a similar private forward repurchase contract and paid $350 million to an unrelated third party. This contract expires in third quarter 2012. The amount we paid to the counterparty meets accounting requirements to be treated as a permanent equity reduction.

Note 1: Summary of Significant Accounting Policies (continued)

SUPPLEMENTAL CASH FLOW INFORMATION  Noncash activities are presented below, including information on transfers affecting MHFS, LHFS, and MSRs.

	Six months ended June 30,
(in millions)	2012	2011

Transfers from loans to securities available for sale	$875	-
Trading assets retained from securitization of MHFS	51,557	18,393
Capitalization of MSRs from sale of MHFS	2,657	2,058
Transfers from MHFS to foreclosed assets	115	78
Transfers from loans to MHFS	2,858	50
Transfers from loans to LHFS	49	170
Transfers from loans to foreclosed assets	4,639	2,164
Changes in consolidations of variable interest entities:
Securities available for sale	-	156
Loans	(515)	(1,004)
Long-term debt	(523)	(770)

SUBSEQUENT EVENTS  We have evaluated the effects of subsequent events that have occurred subsequent to period end June 30, 2012, and there have been no material events that would require recognition in our second quarter 2012 consolidated financial statements or disclosure in the Notes to the financial statements.

Note 2: Business Combinations

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional contingent consideration related to acquisitions, which is considered to be a guarantee, see Note 10.

In the first half of 2012, we completed three acquisitions with combined total assets of $4.5 billion consisting of an energy lending business with total assets of $3.6 billion, an asset-based lending business with total assets of $874 million and a global investments business with total assets of $7 million. At June 30, 2012, we had one acquisition pending involving a prime brokerage and technology provider with assets of approximately $280 million. We completed this acquisition on August 1, 2012.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments

The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	June 30,	Dec. 31,
(in millions)	2012	2011

Federal funds sold and securities purchased under resale agreements	$33,058	24,255
Interest-earning deposits	40,346	18,917
Other short-term investments	1,231	1,195

Total	$74,635	44,367

We receive collateral from other entities under resale agreements and securities borrowings. For additional information, see the “Pledged Assets and Collateral” section of Note 10.

Note 4: Securities Available for Sale

The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative OCI. There were no securities classified as held to maturity as of the periods presented.

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

June 30, 2012

Securities of U.S. Treasury and federal agencies	$1,445	48	-	1,493
Securities of U.S. states and political subdivisions	36,237	1,662	(648)	37,251
Mortgage-backed securities:
Federal agencies	97,127	4,750	(14)	101,863
Residential	15,540	1,386	(208)	16,718
Commercial	18,057	1,489	(618)	18,928

Total mortgage-backed securities	130,724	7,625	(840)	137,509

Corporate debt securities	18,973	1,013	(145)	19,841
Collateralized debt obligations (1)	9,022	351	(226)	9,147
Other (2)	18,469	435	(146)	18,758

Total debt securities	214,870	11,134	(2,005)	223,999

Marketable equity securities:
Perpetual preferred securities	2,013	196	(45)	2,164
Other marketable equity securities	465	223	(5)	683

Total marketable equity securities	2,478	419	(50)	2,847

Total	$217,348	11,553	(2,055)	226,846

December 31, 2011

Securities of U.S. Treasury and federal agencies	$6,920	59	(11)	6,968
Securities of U.S. states and political subdivisions	32,307	1,169	(883)	32,593
Mortgage-backed securities:
Federal agencies	92,279	4,485	(10)	96,754
Residential	16,997	1,253	(414)	17,836
Commercial	17,829	1,249	(928)	18,150

Total mortgage-backed securities	127,105	6,987	(1,352)	132,740

Corporate debt securities	17,921	769	(286)	18,404
Collateralized debt obligations (1)	8,650	298	(349)	8,599
Other (2)	19,739	378	(225)	19,892

Total debt securities	212,642	9,660	(3,106)	219,196
Marketable equity securities:
Perpetual preferred securities	2,396	185	(54)	2,527
Other marketable equity securities	533	366	(9)	890

Total marketable equity securities	2,929	551	(63)	3,417

Total	$215,571	10,211	(3,169)	222,613

(1)	Includes collateralized loan obligations with a cost basis and fair value of $8.5 billion and $8.6 billion, respectively, at June 30, 2012, and $8.1 billion for both cost basis and fair value, at December 31, 2011.
(2)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $6.1 billion and $6.2 billion, respectively, at June 30, 2012, and $6.7 billion and $6.7 billion, respectively, at December 31, 2011. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $731 million and $866 million, respectively, at June 30, 2012, and $846 million and $932 million, respectively, at December 31, 2011. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.

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

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

June 30, 2012

Securities of U.S. Treasury and federal agencies	$-	-	-	-	-	-
Securities of U.S. states and political subdivisions	(74)	2,975	(574)	4,740	(648)	7,715
Mortgage-backed securities:
Federal agencies	(13)	3,434	(1)	652	(14)	4,086
Residential	(6)	681	(202)	3,381	(208)	4,062
Commercial	(9)	638	(609)	4,785	(618)	5,423

Total mortgage-backed securities	(28)	4,753	(812)	8,818	(840)	13,571
Corporate debt securities	(56)	1,580	(89)	1,026	(145)	2,606
Collateralized debt obligations	(31)	1,930	(195)	1,858	(226)	3,788
Other	(39)	2,878	(107)	1,081	(146)	3,959

Total debt securities	(228)	14,116	(1,777)	17,523	(2,005)	31,639

Marketable equity securities:
Perpetual preferred securities	(10)	221	(35)	547	(45)	768
Other marketable equity securities	(5)	39	-	-	(5)	39

Total marketable equity securities	(15)	260	(35)	547	(50)	807

Total	$(243)	14,376	(1,812)	18,070	(2,055)	32,446

December 31, 2011

Securities of U.S. Treasury and federal agencies	$(11)	5,473	-	-	(11)	5,473
Securities of U.S. states and political subdivisions	(229)	8,501	(654)	4,348	(883)	12,849
Mortgage-backed securities:
Federal agencies	(7)	2,392	(3)	627	(10)	3,019
Residential	(80)	3,780	(334)	3,440	(414)	7,220
Commercial	(157)	3,183	(771)	3,964	(928)	7,147

Total mortgage-backed securities	(244)	9,355	(1,108)	8,031	(1,352)	17,386

Corporate debt securities	(205)	8,107	(81)	167	(286)	8,274
Collateralized debt obligations	(150)	4,268	(199)	613	(349)	4,881
Other	(55)	3,002	(170)	841	(225)	3,843

Total debt securities	(894)	38,706	(2,212)	14,000	(3,106)	52,706

Marketable equity securities:
Perpetual preferred securities	(13)	316	(41)	530	(54)	846
Other marketable equity securities	(9)	61	-	-	(9)	61

Total marketable equity securities	(22)	377	(41)	530	(63)	907

Total	$(916)	39,083	(2,253)	14,530	(3,169)	53,613

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

For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 5 in our 2011 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first half of 2012.

SECURITIES OF U.S. TREASURY AND FEDERAL AGENCIES AND FEDERAL AGENCY MORTGAGE-BACKED SECURITIES (MBS) The unrealized losses associated with U.S. Treasury and federal agency securities and federal agency MBS are primarily driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government.

SECURITIES OF U.S. STATES AND POLITICAL SUBDIVISIONS The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in the relationship between municipal and term funding credit curves and are not due to the credit quality of the underlying securities. Substantially all of these investments are investment grade. The securities were generally underwritten in accordance with our own investment standards prior to the decision to purchase. Some of these securities are guaranteed by a bond insurer, but we did not rely on this guarantee in making our investment decision. These investments will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities.

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

The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by

Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $19 million and $1.9 billion, respectively, at June 30, 2012, and $207 million and $6.2 billion, respectively, at December 31, 2011. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

June 30, 2012

Securities of U.S. Treasury and federal agencies	$-	-	-	-
Securities of U.S. states and political subdivisions	(568)	7,268	(80)	447
Mortgage-backed securities:
Federal agencies	(14)	4,086	-	-
Residential	(4)	569	(204)	3,493
Commercial	(247)	4,473	(371)	950

Total mortgage-backed securities	(265)	9,128	(575)	4,443

Corporate debt securities	(42)	1,940	(103)	666
Collateralized debt obligations	(117)	3,483	(109)	305
Other	(115)	3,849	(31)	110

Total debt securities	(1,107)	25,668	(898)	5,971
Perpetual preferred securities	(45)	768	-	-

Total	$(1,152)	26,436	(898)	5,971

December 31, 2011

Securities of U.S. Treasury and federal agencies	$(11)	5,473	-	-
Securities of U.S. states and political subdivisions	(781)	12,093	(102)	756
Mortgage-backed securities:
Federal agencies	(10)	3,019	-	-
Residential	(39)	2,503	(375)	4,717
Commercial	(429)	6,273	(499)	874

Total mortgage-backed securities	(478)	11,795	(874)	5,591

Corporate debt securities	(165)	7,156	(121)	1,118
Collateralized debt obligations	(185)	4,597	(164)	284
Other	(186)	3,458	(39)	385

Total debt securities	(1,806)	44,572	(1,300)	8,134
Perpetual preferred securities	(53)	833	(1)	13

Total	$(1,859)	45,405	(1,301)	8,147

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

			Remaining contractual maturity
	Total	Weighted- average	Within one year		After one year through five years		After five years through ten years		After ten years

(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

June 30, 2012

Securities of U.S. Treasury and federal agencies	$1,493	1.31%	$216	0.56%	$841	1.02%	$416	2.14%	$20	4.08%
Securities of U.S. states and political subdivisions	37,251	4.63	1,664	3.16	12,468	2.08	3,252	5.10	19,867	6.27
Mortgage-backed securities:
Federal agencies	101,863	4.09	-	-	209	4.41	1,228	3.13	100,426	4.11
Residential	16,718	4.47	-	-	-	-	618	1.97	16,100	4.56
Commercial	18,928	5.45	-	-	15	5.45	108	3.45	18,805	5.47

Total mortgage-backed securities	137,509	4.33	-	-	224	4.48	1,954	2.78	135,331	4.35

Corporate debt securities	19,841	4.47	867	4.68	12,071	3.30	5,097	6.57	1,806	6.26
Collateralized debt obligations	9,147	1.13	25	0.47	611	1.03	6,973	1.00	1,538	1.77
Other	18,758	1.71	412	1.16	11,699	1.55	3,229	1.83	3,418	2.18

Total debt securities at fair value	$223,999	4.02%	$3,184	3.12%	$37,914	2.28%	$20,921	3.31%	$161,980	4.54%

December 31, 2011

Securities of U.S. Treasury and federal agencies	$6,968	0.91%	$57	0.48%	$6,659	0.84%	$194	2.73%	$58	3.81%
Securities of U.S. states and political subdivisions	32,593	4.94	520	3.02	11,679	2.90	2,692	5.31	17,702	6.28
Mortgage-backed securities:
Federal agencies	96,754	4.39	1	6.47	442	4.02	1,399	3.07	94,912	4.42
Residential	17,836	4.51	-	-	-	-	640	1.88	17,196	4.61
Commercial	18,150	5.40	-	-	-	-	87	3.33	18,063	5.41

Total mortgage-backed securities	132,740	4.55	1	6.47	442	4.02	2,126	2.72	130,171	4.58

Corporate debt securities	18,404	4.64	815	5.57	11,022	3.40	4,691	6.67	1,876	6.38
Collateralized debt obligations	8,599	1.10	-	-	540	1.61	6,813	1.00	1,246	1.42
Other	19,892	1.89	506	2.29	12,963	1.75	3,149	2.04	3,274	2.29

Total debt securities at fair value	$219,196	4.12%	$1,899	3.85%	$43,305	2.36%	$19,665	3.31%	$154,327	4.72%

Note 4: Securities Available for Sale (continued)

Realized Gains and Losses

The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the securities available-

for-sale portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity securities (see Note 6 – Other Assets).

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Gross realized gains	$136	430	417	500
Gross realized losses	(32)	(7)	(36)	(49)
OTTI write-downs	(82)	(189)	(133)	(269)
Net realized gains from securities available for sale	22	234	248	182
Net realized gains from private equity investments	159	362	290	601
Net realized gains from debt securities and equity investments	$181	596	538	783

Other-Than-Temporary Impairment

The following table shows the detail of total OTTI write-downs included in earnings for debt securities and marketable and nonmarketable equity securities.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$9	2	9	2
Mortgage-backed securities:
Residential	34	144	48	206
Commercial	3	9	33	23
Corporate debt securities	3	-	4	-
Collateralized debt obligations	1	-	1	-
Other debt securities	27	34	32	38

Total debt securities	77	189	127	269

Equity securities:
Marketable equity securities:
Perpetual preferred securities	5	-	6	-

Total marketable equity securities	5	-	6	-

Total securities available for sale	82	189	133	269

Nonmarketable equity securities	38	16	52	57

Total OTTI write-downs included in earnings	$120	205	185	326

Other-Than-Temporarily Impaired Debt Securities

The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the related changes in OCI for the same securities.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$74	189	124	268
Intent-to-sell OTTI	3	-	3	1

Total recorded as part of gross realized losses	77	189	127	269

Recorded directly to OCI for non-credit-related impairment:
U.S. states and political subdivisions	(7)	(1)	(7)	(1)
Residential mortgage-backed securities	(54)	(64)	(63)	(168)
Commercial mortgage-backed securities	-	17	(6)	(36)
Corporate debt securities	-	-	(1)	-
Collateralized debt obligations	1	-	1	-
Other debt securities	30	(12)	31	(11)

Total recorded directly to OCI for increase (decrease) in non-credit-related impairment (1)	(30)	(60)	(45)	(216)

Total OTTI losses recorded on debt securities	$47	129	82	53

(1)	Represents amounts recorded to OCI on debt securities in periods OTTI write-downs have occurred. Changes in fair value in subsequent periods on such securities, to the extent additional credit-related OTTI did not occur, are not reflected in this total. Increases represent OTTI write-downs recorded to OCI on debt securities in the periods non-credit related impairment has occurred. Decreases represent partial recoveries in the fair value of securities due to factors other than credit, where the increase in fair value was not sufficient to recover the full amount of the unrealized loss on such securities.

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

Changes in the credit loss component of credit-impaired debt securities that were recognized in earnings and related to securities that we do not intend to sell were:

	Quarter ended June. 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Credit loss component, beginning of period	$1,302	1,087	1,272	1,043
Additions:
Initial credit impairments	31	31	36	42
Subsequent credit impairments	43	158	88	226

Total additions	74	189	124	268

Reductions:
For securities sold	(58)	(15)	(70)	(38)
For recoveries of previous credit impairments (1)	(4)	(10)	(12)	(22)

Total reductions	(62)	(25)	(82)	(60)

Credit loss component, end of period	$1,314	1,251	1,314	1,251

(1)	Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

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

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011

Credit impairment losses on residential MBS
Investment grade	$-	-	-	5
Non-investment grade	34	144	48	201

Total credit impairment losses on residential MBS	$34	144	48	206

Significant inputs (non-agency – non-investment grade MBS)
Expected remaining life of loan losses (1):
Range (2)	1-37%	0-40	1-44	0-40
Credit impairment distribution (3):
0 - 10% range	68	40	62	45
10 - 20% range	18	13	16	16
20 - 30% range	11	35	8	30
Greater than 30%	3	12	14	9
Weighted average (4)	9	12	9	11
Current subordination levels (5):
Range (2)	0-22	0-13	0-57	0-13
Weighted average (4)	3	4	2	5
Prepayment speed (annual CPR (6)):
Range (2)	5-24	5-14	5-29	5-15
Weighted average (4)	14	11	14	11

(1)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.
(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(3)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example 68% of credit impairment losses recognized in earnings for the quarter ended June 30, 2012, had expected remaining life of loan loss assumptions of 0 to 10%.
(4)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(5)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(6)	Constant prepayment rate.

Note 5: Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $8.4 billion and $9.3 billion at June 30, 2012 and December 31, 2011, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. Outstanding balances also include PCI loans net of any remaining purchase accounting adjustments. Information about PCI loans is presented separately in the “Purchased Credit-Impaired Loans” section of this Note.

(in millions)	June 30, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$177,646	167,216
Real estate mortgage	105,666	105,975
Real estate construction	17,594	19,382
Lease financing	12,729	13,117
Foreign (1)	40,417	39,760

Total commercial	354,052	345,450

Consumer:
Real estate 1-4 family first mortgage	230,263	228,894
Real estate 1-4 family junior lien mortgage	80,881	85,991
Credit card	22,706	22,836
Other revolving credit and installment	87,297	86,460

Total consumer	421,147	424,181

Total loans	$775,199	769,631

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

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

	2012			2011
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,
Loans - held for investment:
Purchases (1)	$7,219	84	7,303	1,462	-	1,462
Sales	(1,115)	(170)	(1,285)	(895)	(313)	(1,208)
Transfers from (to) MHFS/LHFS (1)	18	(4)	14	(64)	(25)	(89)

Six months ended June 30,
Loans - held for investment:
Purchases (1)	$9,175	167	9,342	2,106	-	2,106
Sales	(2,935)	(323)	(3,258)	(2,466)	(314)	(2,780)
Transfers to MHFS/LHFS (1)	(18)	(5)	(23)	(170)	(50)	(220)

(1)	The “Purchases” and “Transfers to MHFS/LHFS” categories exclude activity in government insured/guaranteed loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans have different risk characteristics from the rest of our consumer portfolio, whereby this activity does not impact the allowance for loan losses in the same manner because the loans are insured by the Federal Housing Administration (FHA) or are guaranteed by the Department of Veterans Affairs (VA). On a net basis, this activity was $2.0 billion and $842 million for the second quarter 2012 and 2011, respectively, and $5.5 billion and $3.1 billion for the first half of 2012 and 2011, respectively.

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

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Balance, beginning of period	$19,129	22,383	19,668	23,463
Provision for credit losses	1,800	1,838	3,795	4,048
Interest income on certain impaired loans (1)	(82)	(79)	(169)	(162)
Loan charge-offs:
Commercial:
Commercial and industrial	(360)	(365)	(719)	(833)
Real estate mortgage	(114)	(185)	(196)	(364)
Real estate construction	(60)	(99)	(140)	(218)
Lease financing	(5)	(7)	(13)	(20)
Foreign	(17)	(57)	(46)	(96)

Total commercial	(556)	(713)	(1,114)	(1,531)

Consumer:
Real estate 1-4 family first mortgage	(772)	(1,064)	(1,600)	(2,079)
Real estate 1-4 family junior lien mortgage	(757)	(968)	(1,577)	(2,014)
Credit card	(286)	(378)	(587)	(826)
Other revolving credit and installment	(318)	(391)	(691)	(891)

Total consumer	(2,133)	(2,801)	(4,455)	(5,810)

Total loan charge-offs	(2,689)	(3,514)	(5,569)	(7,341)

Loan recoveries:
Commercial:
Commercial and industrial	111	111	214	225
Real estate mortgage	33	57	69	84
Real estate construction	43	27	56	63
Lease financing	5	6	11	13
Foreign	6	10	21	21

Total commercial	198	211	371	406

Consumer:
Real estate 1-4 family first mortgage	29	155	66	266
Real estate 1-4 family junior lien mortgage	68	59	125	111
Credit card	46	84	105	150
Other revolving credit and installment	148	167	307	360

Total consumer	291	465	603	887

Total loan recoveries	489	676	974	1,293

Net loan charge-offs (2)	(2,200)	(2,838)	(4,595)	(6,048)

Allowances related to business combinations/other	(1)	(42)	(53)	(39)

Balance, end of period	$18,646	21,262	18,646	21,262

Components:
Allowance for loan losses	$18,320	20,893	18,320	20,893
Allowance for unfunded credit commitments	326	369	326	369

Allowance for credit losses (3)	$18,646	21,262	18,646	21,262

Net loan charge-offs (annualized) as a percentage of average total loans (2)	1.15%	1.52	1.20	1.62
Allowance for loan losses as a percentage of total loans (3)	2.36	2.78	2.36	2.78
Allowance for credit losses as a percentage of total loans (3)	2.41	2.83	2.41	2.83

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.
(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.
(3)	The allowance for credit losses includes $212 million and $273 million at June 30, 2012 and 2011, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

Note 5: Loans and Allowance for Credit Losses (continued)

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2012			2011
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,
Balance, beginning of period	$6,130	12,999	19,129	7,973	14,410	22,383
Provision for credit losses	410	1,390	1,800	(27)	1,865	1,838
Interest income on certain impaired loans	(23)	(59)	(82)	(39)	(40)	(79)

Loan charge-offs	(556)	(2,133)	(2,689)	(713)	(2,801)	(3,514)
Loan recoveries	198	291	489	211	465	676

Net loan charge-offs	(358)	(1,842)	(2,200)	(502)	(2,336)	(2,838)

Allowance related to business combinations/other	-	(1)	(1)	8	(50)	(42)

Balance, end of period	$6,159	12,487	18,646	7,413	13,849	21,262

Six months ended June 30,
Balance, beginning of period	$6,358	13,310	19,668	8,169	15,294	23,463
Provision for credit losses	598	3,197	3,795	445	3,603	4,048
Interest income on certain impaired loans	(54)	(115)	(169)	(84)	(78)	(162)

Loan charge-offs	(1,114)	(4,455)	(5,569)	(1,531)	(5,810)	(7,341)
Loan recoveries	371	603	974	406	887	1,293

Net loan charge-offs	(743)	(3,852)	(4,595)	(1,125)	(4,923)	(6,048)

Allowance related to business combinations/other	-	(53)	(53)	8	(47)	(39)

Balance, end of period	$6,159	12,487	18,646	7,413	13,849	21,262

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

June 30, 2012

Collectively evaluated (1)	$4,061	7,819	11,880	339,267	375,034	714,301
Individually evaluated (2)	1,953	4,601	6,554	9,500	17,592	27,092
PCI (3)	145	67	212	5,285	28,521	33,806

Total	$6,159	12,487	18,646	354,052	421,147	775,199

December 31, 2011

Collectively evaluated (1)	$4,060	8,699	12,759	328,117	376,785	704,902
Individually evaluated (2)	2,133	4,545	6,678	10,566	17,444	28,010
PCI (3)	165	66	231	6,767	29,952	36,719

Total	$6,358	13,310	19,668	345,450	424,181	769,631

(1)	Represents loans collectively evaluated for impairment in accordance with Accounting Standards Codification (ASC) 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

The majority of credit quality indicators are based on June 30, 2012 information, with the exception of updated FICO and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than March 31, 2012.

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

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $25.8 billion in criticized commercial real estate (CRE) loans, $5.3 billion has been placed on nonaccrual status and written down to net realizable value. CRE loans have a high level of monitoring in place to manage these assets and mitigate any loss exposure.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Foreign	Total

June 30, 2012

By risk category:
Pass	$157,694	82,543	11,031	12,102	36,857	300,227
Criticized	19,708	20,501	5,267	627	2,437	48,540

Total commercial loans (excluding PCI)	177,402	103,044	16,298	12,729	39,294	348,767
Total commercial PCI loans (carrying value)	244	2,622	1,296	-	1,123	5,285

Total commercial loans	$177,646	105,666	17,594	12,729	40,417	354,052

December 31, 2011

By risk category:
Pass	$144,980	80,215	10,865	12,455	36,567	285,082
Criticized	21,837	22,490	6,772	662	1,840	53,601

Total commercial loans (excluding PCI)	166,817	102,705	17,637	13,117	38,407	338,683
Total commercial PCI loans (carrying value)	399	3,270	1,745	-	1,353	6,767

Total commercial loans	$167,216	105,975	19,382	13,117	39,760	345,450

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Foreign	Total

June 30, 2012

By delinquency status:
Current-29 DPD and still accruing	$175,364	98,242	14,791	12,621	39,176	340,194
30-89 DPD and still accruing	445	786	61	65	36	1,393
90+ DPD and still accruing	44	184	25	-	3	256
Nonaccrual loans	1,549	3,832	1,421	43	79	6,924

Total commercial loans (excluding PCI)	177,402	103,044	16,298	12,729	39,294	348,767
Total commercial PCI loans (carrying value)	244	2,622	1,296	-	1,123	5,285

Total commercial loans	$177,646	105,666	17,594	12,729	40,417	354,052

December 31, 2011

By delinquency status:
Current-29 DPD and still accruing	$163,583	97,410	15,471	12,934	38,122	327,520
30-89 DPD and still accruing	939	954	187	130	232	2,442
90+ DPD and still accruing	153	256	89	-	6	504
Nonaccrual loans	2,142	4,085	1,890	53	47	8,217

Total commercial loans (excluding PCI)	166,817	102,705	17,637	13,117	38,407	338,683
Total commercial PCI loans (carrying value)	399	3,270	1,745	-	1,353	6,767

Total commercial loans	$167,216	105,975	19,382	13,117	39,760	345,450

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

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Other revolving credit and installment	Total

June 30, 2012

By delinquency status:
Current-29 DPD	$159,650	78,422	22,136	72,410	332,618
30-59 DPD	3,624	633	173	720	5,150
60-89 DPD	1,602	397	123	223	2,345
90-119 DPD	874	297	102	108	1,381
120-179 DPD	1,230	417	153	28	1,828
180+ DPD	6,526	525	19	5	7,075
Government insured/guaranteed loans (1)	28,426	-	-	13,803	42,229

Total consumer loans (excluding PCI)	201,932	80,691	22,706	87,297	392,626
Total consumer PCI loans (carrying value)	28,331	190	-	-	28,521

Total consumer loans	$230,263	80,881	22,706	87,297	421,147

December 31, 2011

By delinquency status:
Current-29 DPD	$156,985	83,033	22,125	69,712	331,855
30-59 DPD	4,075	786	211	963	6,035
60-89 DPD	2,012	501	154	275	2,942
90-119 DPD	1,152	382	135	127	1,796
120-179 DPD	1,704	537	211	33	2,485
180+ DPD	6,665	546	-	4	7,215
Government insured/guaranteed loans (1)	26,555	-	-	15,346	41,901

Total consumer loans (excluding PCI)	199,148	85,785	22,836	86,460	394,229
Total consumer PCI loans (carrying value)	29,746	206	-	-	29,952

Total consumer loans	$228,894	85,991	22,836	86,460	424,181

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $19.7 billion at June 30, 2012, compared with $18.5 billion at December 31, 2011. Student loans 90+ DPD totaled $1.1 billion at June 30, 2012, compared with $1.3 billion at December 31, 2011.

Of the $10.3 billion of loans that are 90 days or more past due at June 30, 2012, $1.1 billion was accruing, compared with $11.5 billion past due and $1.5 billion accruing at December 31, 2011.

Real estate 1-4 family first mortgage loans 180 days or more past due totaled $6.5 billion, or 3.2% of total first mortgages (excluding PCI), at June 30, 2012, compared with $6.7 billion, or 3.3%, at December 31, 2011.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $4.9 billion at June 30, 2012, and $5.0 billion at December 31, 2011.

Note 5: Loans and Allowance for Credit Losses (continued)

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Other revolving credit and installment	Total

June 30, 2012

By updated FICO:
< 600	$19,062	6,670	2,293	8,929	36,954
600-639	10,847	3,917	1,818	6,281	22,863
640-679	15,618	6,965	3,411	9,711	35,705
680-719	23,470	11,975	4,544	11,136	51,125
720-759	27,732	16,902	4,628	10,370	59,632
760-799	51,310	23,488	3,672	11,846	90,316
800+	21,880	9,197	1,939	6,115	39,131
No FICO available	3,587	1,577	401	4,244	9,809
FICO not required	-	-	-	4,862	4,862
Government insured/guaranteed loans (1)	28,426	-	-	13,803	42,229

Total consumer loans (excluding PCI)	201,932	80,691	22,706	87,297	392,626
Total consumer PCI loans (carrying value)	28,331	190	-	-	28,521

Total consumer loans	$230,263	80,881	22,706	87,297	421,147

December 31, 2011

By updated FICO:
< 600	$21,604	7,428	2,323	8,921	40,276
600-639	10,978	4,086	1,787	6,222	23,073
640-679	15,563	7,187	3,383	9,350	35,483
680-719	23,622	12,497	4,697	10,465	51,281
720-759	27,417	17,574	4,760	9,936	59,687
760-799	47,337	24,979	3,517	11,163	86,996
800+	21,381	10,247	1,969	5,674	39,271
No FICO available	4,691	1,787	400	4,393	11,271
FICO not required	-	-	-	4,990	4,990
Government insured/guaranteed loans (1)	26,555	-	-	15,346	41,901

Total consumer loans (excluding PCI)	199,148	85,785	22,836	86,460	394,229
Total consumer PCI loans (carrying value)	29,746	206	-	-	29,952

Total consumer loans	$228,894	85,991	22,836	86,460	424,181

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP.

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

	June 30, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$47,770	11,901	59,671	46,476	12,694	59,170
60.01-80%	53,736	15,309	69,045	46,831	15,722	62,553
80.01-100%	34,385	19,555	53,940	36,764	20,290	57,054
100.01-120% (1)	19,709	15,109	34,818	21,116	15,829	36,945
> 120% (1)	15,740	16,366	32,106	18,608	18,626	37,234
No LTV/CLTV available	2,166	2,451	4,617	2,798	2,624	5,422
Government insured/guaranteed loans (2)	28,426	-	28,426	26,555	-	26,555
Total consumer loans (excluding PCI)	201,932	80,691	282,623	199,148	85,785	284,933
Total consumer PCI loans (carrying value)	28,331	190	28,521	29,746	206	29,952

Total consumer loans	$230,263	80,881	311,144	228,894	85,991	314,885

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(2)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	June 30,	Dec. 31,
(in millions)	2012	2011

Commercial:
Commercial and industrial	$1,549	2,142
Real estate mortgage	3,832	4,085
Real estate construction	1,421	1,890
Lease financing	43	53
Foreign	79	47

Total commercial (1)	6,924	8,217

Consumer:
Real estate 1-4 family first mortgage (2)	10,368	10,913
Real estate 1-4 family junior lien mortgage (3)	3,091	1,975
Other revolving credit and installment	195	199

Total consumer	13,654	13,087

Total nonaccrual loans (excluding PCI)	$20,578	21,304

(1)	Includes LHFS of $17 million at June 30, 2012, and $25 million at December 31, 2011.
(2)	Includes MHFS of $310 million at June 30, 2012, and $301 million at December 31, 2011.
(3)	The balance at June 30, 2012, includes the impact from the transfer of 1-4 family junior lien mortgages to nonaccrual loans in accordance with the Interagency Guidance issued on January 31, 2012.

Note 5: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $6.6 billion at June 30, 2012, and $8.7 billion at December 31, 2011, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. Loans 90 days or more past due and still accruing whose repayments are insured by the FHA or predominantly guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the FFELP were $21.5 billion at June 30, 2012, up from $20.5 billion at December 31, 2011.

The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	June 30,	Dec. 31,
(in millions)	2012	2011

Loan 90 days or more past due and still accruing:

Total (excluding PCI):	$22,872	22,569
Less: FHA insured/guaranteed by the VA (1)(2)	20,368	19,240
Less: Student loans guaranteed under the FFELP (3)	1,144	1,281

Total, not government insured/guaranteed	$1,360	2,048

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$44	153
Real estate mortgage	184	256
Real estate construction	25	89
Foreign	3	6

Total commercial	256	504

Consumer:
Real estate 1-4 family first mortgage (2)	561	781
Real estate 1-4 family junior lien mortgage (2)(4)	159	279
Credit card	274	346
Other revolving credit and installment	110	138

Total consumer	1,104	1,544

Total, not government insured/guaranteed	$1,360	2,048

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.
(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.
(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.
(4)	The balance at June 30, 2012, includes the impact from the transfer of 1-4 family junior lien mortgages to nonaccrual loans in accordance with the Interagency Guidance issued on January 31, 2012.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominately include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. Impaired loans exclude PCI loans. Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we now classify trial modifications as TDRs at the beginning of the trial period. The table below includes trial modifications that totaled $745 million at June 30, 2012, and $651 million at December 31, 2011.

		Recorded investment
(in millions)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

June 30, 2012

Commercial:
Commercial and industrial	$4,217	2,543	2,543	427
Real estate mortgage	6,208	5,007	4,959	1,143
Real estate construction	2,566	1,812	1,812	356
Lease financing	73	57	57	16
Foreign	146	81	53	11

Total commercial (1)	13,210	9,500	9,424	1,953

Consumer:
Real estate 1-4 family first mortgage	16,824	14,652	14,339	3,539
Real estate 1-4 family junior lien mortgage	2,253	2,077	2,077	757
Credit card	575	575	575	271
Other revolving credit and installment	292	288	226	34

Total consumer	19,944	17,592	17,217	4,601

Total impaired loans (excluding PCI)	$33,154	27,092	26,641	6,554

December 31, 2011

Commercial:
Commercial and industrial	$7,191	3,072	3,018	501
Real estate mortgage	7,490	5,114	4,637	1,133
Real estate construction	4,733	2,281	2,281	470
Lease financing	127	68	68	21
Foreign	185	31	31	8

Total commercial (1)	19,726	10,566	10,035	2,133

Consumer:
Real estate 1-4 family first mortgage	16,494	14,486	13,909	3,380
Real estate 1-4 family junior lien mortgage	2,232	2,079	2,079	784
Credit card	593	593	593	339
Other revolving credit and installment	287	286	274	42

Total consumer	19,606	17,444	16,855	4,545

Total impaired loans (excluding PCI)	$39,332	28,010	26,890	6,678

(1)	The unpaid principal balance for commercial loans at December 31, 2011 includes approximately $5.6 billion ($2.5 billion – commercial and industrial, $1.1 billion – real estate mortgage, $1.8 billion – real estate construction and $157 million – lease financing and foreign) for commercial loans that have been fully charged off and therefore have no recorded investment. The unpaid principal balance for loans with no recorded investment has been excluded from the amounts disclosed at June 30, 2012.

Note 5: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $446 million at June 30, 2012, and $3.8 billion at December 31, 2011.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income

Commercial:
Commercial and industrial	$2,665	33	2,860	21	2,756	72	3,016	45
Real estate mortgage	5,016	33	5,355	17	5,095	50	5,478	30
Real estate construction	1,986	17	2,426	11	2,124	27	2,560	25
Lease financing	58	-	91	-	60	-	100	-
Foreign	43	-	14	-	38	-	14	-

Total commercial	9,768	83	10,746	49	10,073	149	11,168	100

Consumer:
Real estate 1-4 family first mortgage	14,641	190	12,471	154	14,563	379	12,144	305
Real estate 1-4 family junior lien mortgage	2,079	22	1,903	20	2,065	44	1,826	34
Credit card	582	17	587	6	587	31	579	12
Other revolving credit and installment	280	8	260	4	310	26	252	13

Total consumer	17,582	237	15,221	184	17,525	480	14,801	364

Total impaired loans (excluding PCI)	$27,350	320	25,967	233	27,598	629	25,969	464

Interest income:
Cash basis of accounting		$77		47		126		85
Other (1)		243		186		503		379

Total interest income		$320		233		629		464

(1)	Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TROUBLED DEBT RESTRUCTURINGs (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.

We may require some borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. Based on clarifying guidance from the SEC in December 2011, these arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions, however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans. At June 30, 2012, the loans in trial modification period were $428 million under HAMP, $42 million under 2MP and $275 million under proprietary programs, compared with $421 million, $46 million and $184 million at December 31, 2011, respectively. Trial modifications with a recorded investment of $330 million at June 30, 2012, and $310 million at December 31, 2011, were accruing loans and $415 million and $341 million, respectively, were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications.

Note 5: Loans and Allowance for Credit Losses (continued)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Quarter ended June 30, 2012

Commercial:
Commercial and industrial	$10	14	348	372	23	1.82%	$14
Real estate mortgage	7	68	451	526	14	1.14	69
Real estate construction	-	5	177	182	5	2.97	5
Lease financing	-	-	1	1	-	-	-
Foreign	-	-	-	-	-	-	-

Total commercial	17	87	977	1,081	42	1.36	88

Consumer:
Real estate 1-4 family first mortgage	348	207	173	728	74	3.00	502
Real estate 1-4 family junior lien mortgage	14	67	35	116	7	3.66	79
Credit card	-	59	-	59	-	10.75	59
Other revolving credit and installment	2	14	35	51	14	7.45	15
Trial modifications (6)	-	-	94	94	-	-	-

Total consumer	364	347	337	1,048	95	3.88	655

Total	$381	434	1,314	2,129	137	3.58%	$743

Quarter ended June 30, 2011 (7)

Commercial:
Commercial and industrial	$37	13	744	794	13	2.53%	$20
Real estate mortgage	-	23	368	391	6	1.61	35
Real estate construction	4	-	72	76	17	0.79	12
Lease financing	-	-	9	9	-	-	-
Foreign	-	-	5	5	-	-	-

Total commercial	41	36	1,198	1,275	36	1.74	67

Consumer:
Real estate 1-4 family first mortgage	488	472	280	1,240	83	3.25	886
Real estate 1-4 family junior lien mortgage	22	132	54	208	7	4.05	155
Credit card	-	78	-	78	1	10.65	55
Other revolving credit and installment	18	28	2	48	7	6.60	47

Total consumer	528	710	336	1,574	98	3.85	1,143

Total	$569	746	1,534	2,849	134	3.74%	$1,210

(continued on following page)

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Six months ended June 30, 2012

Commercial:
Commercial and industrial	$11	22	749	782	26	1.62%	$23
Real estate mortgage	11	120	936	1,067	14	1.47	122
Real estate construction	-	7	284	291	13	2.53	6
Lease financing	-	-	2	2	-	-	-
Foreign	-	-	2	2	-	-	-

Total commercial	22	149	1,973	2,144	53	1.54	151

Consumer:
Real estate 1-4 family first mortgage	654	504	372	1,530	133	2.91	1,042
Real estate 1-4 family junior lien mortgage	33	137	69	239	16	3.85	165
Credit card	-	133	-	133	-	10.82	133
Other revolving credit and installment	4	33	58	95	20	7.48	35
Trial modifications (6)	-	-	671	671	-	-	-

Total consumer	691	807	1,170	2,668	169	3.90	1,375

Total	$713	956	3,143	4,812	222	3.67%	$1,526

Six months ended June 30, 2011 (7)

Commercial:
Commercial and industrial	$87	57	1,355	1,499	33	3.35%	$62
Real estate mortgage	43	80	855	978	7	1.57	93
Real estate construction	29	20	229	278	23	0.90	32
Lease financing	-	-	27	27	-	-	-
Foreign	-	-	5	5	-	-	-

Total commercial	159	157	2,471	2,787	63	2.04	187

Consumer:
Real estate 1-4 family first mortgage	871	1,056	547	2,474	133	3.36	1,823
Real estate 1-4 family junior lien mortgage	62	371	115	548	17	4.28	432
Credit card	-	187	-	187	2	10.80	133
Other revolving credit and installment	38	64	3	105	14	6.22	102

Total consumer	971	1,678	665	3,314	166	4.04	2,490

Total	$1,130	1,835	3,136	6,101	229	3.90%	$2,677

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate.
(4)	Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. In some cases, the amount of charge off will differ from the modification terms if the loan has already been charged down based on our policies. Modifications resulted in forgiving principal (actual, contingent or deferred) of $130 million and $136 million for second quarter of 2012 and 2011 and $221 million and $265 million for the first half of 2012 and 2011.
(5)	Reflects the effect of reduced interest rates to loans with principal or interest rate reduction primary modification type.
(6)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of any trial modifications that successfully complete the program requirements. Such successful modifications are included as an addition to the appropriate loan category in the period they successfully complete the program requirements.
(7)	Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.

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

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Commercial:
Commercial and industrial	$40	91	150	117
Real estate mortgage	97	106	349	155
Real estate construction	74	13	229	32

Total commercial	211	210	728	304

Consumer:
Real estate 1-4 family first mortgage	150	288	297	590
Real estate 1-4 family junior lien mortgage	16	29	36	63
Credit card	24	41	51	102
Other revolving credit and installment	22	24	28	50

Total consumer	212	382	412	805

Total	$423	592	1,140	1,109

Purchased Credit-Impaired Loans

Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008. The following table presents PCI loans net of any remaining purchase accounting adjustments.

(in millions)	June 30, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$244	399
Real estate mortgage	2,622	3,270
Real estate construction	1,296	1,745
Foreign	1,123	1,353

Total commercial	5,285	6,767

Consumer:
Real estate 1-4 family first mortgage	28,331	29,746
Real estate 1-4 family junior lien mortgage	190	206

Total consumer	28,521	29,952

Total PCI loans (carrying value)	$33,806	36,719

Total PCI loans (unpaid principal balance)	$50,229	55,312

Note 5: Loans and Allowance for Credit Losses (continued)

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

The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)

Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	128
Accretion into interest income (1)	(7,199)
Accretion into noninterest income due to sales (2)	(237)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	4,213
Changes in expected cash flows that do not affect nonaccretable difference (3)	8,609

Balance, December 31, 2011	15,961
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(1,144)
Accretion into noninterest income due to sales (2)	(5)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	319
Changes in expected cash flows that do not affect nonaccretable difference (3)	22

Balance, June 30, 2012	$15,153

Balance, March 31, 2012	$15,763
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(630)
Accretion into noninterest income due to sales (2)	(5)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	84
Changes in expected cash flows that do not affect nonaccretable difference (3)	(59)

Balance, June 30, 2012	$15,153

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.
(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.
(3)	Represents changes in cash flows expected to be collected due to changes in interest rates on variable rate PCI loans, changes in prepayment assumptions and the impact of modifications.

PCI ALLOWANCE Based on our regular evaluation of estimates of cash flows expected to be collected, we may establish an allowance for a PCI loan or pool of loans, with a charge to income though the provision for losses. The following table summarizes the changes in allowance for PCI loan losses.

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Balance, December 31, 2008	$-	-	-	-
Provision for losses due to credit deterioration	1,668	-	116	1,784
Charge-offs	(1,503)	-	(50)	(1,553)

Balance, December 31, 2011	165	-	66	231
Provision for losses due to credit deterioration	18	-	9	27
Charge-offs	(38)	-	(8)	(46)

Balance, June 30, 2012	$145	-	67	212

Balance, March 31, 2012	$177	-	68	245
(Reversal of provision) / provision for losses due to credit deterioration	(21)	-	4	(17)
Charge-offs	(11)	-	(5)	(16)

Balance, June 30, 2012	$145	-	67	212

COMMERCIAL PCI CREDIT QUALITY INDICATORS The following table provides a breakdown of commercial PCI loans by risk category.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

June 30, 2012

By risk category:
Pass	$91	504	298	122	1,015
Criticized	153	2,118	998	1,001	4,270

Total commercial PCI loans	$244	2,622	1,296	1,123	5,285

December 31, 2011

By risk category:
Pass	$191	640	321	-	1,152
Criticized	208	2,630	1,424	1,353	5,615

Total commercial PCI loans	$399	3,270	1,745	1,353	6,767

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides past due information for commercial PCI loans.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

June 30, 2012

By delinquency status:
Current-29 DPD and still accruing	$215	2,317	934	958	4,424
30-89 DPD and still accruing	17	22	35	-	74
90+ DPD and still accruing	12	283	327	165	787

Total commercial PCI loans	$244	2,622	1,296	1,123	5,285

December 31, 2011

By delinquency status:
Current-29 DPD and still accruing	$359	2,867	1,206	1,178	5,610
30-89 DPD and still accruing	22	178	72	-	272
90+ DPD and still accruing	18	225	467	175	885

Total commercial PCI loans	$399	3,270	1,745	1,353	6,767

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

	June 30, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By delinquency status:
Current-29 DPD	$24,401	255	24,656	25,693	268	25,961
30-59 DPD	2,902	17	2,919	3,272	20	3,292
60-89 DPD	1,353	7	1,360	1,433	9	1,442
90-119 DPD	631	5	636	791	8	799
120-179 DPD	837	8	845	1,169	10	1,179
180+ DPD	5,754	138	5,892	5,921	150	6,071

Total consumer PCI loans (adjusted unpaid principal balance)	$35,878	430	36,308	38,279	465	38,744

Total consumer PCI loans (carrying value)	$28,331	190	28,521	29,746	206	29,952

The following table provides FICO scores for consumer PCI loans.

	June 30, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By FICO:
< 600	$14,985	179	15,164	17,169	210	17,379
600-639	7,253	81	7,334	7,489	83	7,572
640-679	6,828	85	6,913	6,646	89	6,735
680-719	3,696	47	3,743	3,698	47	3,745
720-759	1,831	15	1,846	1,875	14	1,889
760-799	896	7	903	903	6	909
800+	237	16	253	215	2	217
No FICO available	152	-	152	284	14	298

Total consumer PCI loans (adjusted unpaid principal balance)	$35,878	430	36,308	38,279	465	38,744

Total consumer PCI loans (carrying value)	$28,331	190	28,521	29,746	206	29,952

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	June 30, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

By LTV/CLTV:
0-60%	$1,350	16	1,366	1,243	25	1,268
60.01-80%	3,931	29	3,960	3,806	49	3,855
80.01-100%	9,039	53	9,092	9,341	63	9,404
100.01-120% (1)	9,094	85	9,179	9,471	79	9,550
> 120% (1)	12,451	244	12,695	14,318	246	14,564
No LTV/CLTV available	13	3	16	100	3	103

Total consumer PCI loans (adjusted unpaid principal balance)	$35,878	430	36,308	38,279	465	38,744

Total consumer PCI loans (carrying value)	$28,331	190	28,521	29,746	206	29,952

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets

The components of other assets were:

(in millions)	June 30, 2012	Dec. 31, 2011
Nonmarketable equity investments:
Cost method:
Private equity investments	$3,691	3,444
Federal bank stock	4,432	4,617

Total cost method	8,123	8,061
Equity method:
LIHTC investments (1)	4,073	4,077
Private equity and other	4,792	4,670
Total equity method	8,865	8,747
Total nonmarketable equity investments	16,988	16,808
Corporate/bank-owned life insurance	20,272	20,146
Accounts receivable	24,855	25,939
Interest receivable	5,259	5,296
Core deposit intangibles	6,613	7,311
Customer relationship and other amortized intangibles	1,501	1,639
Foreclosed assets:
GNMA (2)	1,465	1,319
Other	2,842	3,342
Operating lease assets	1,824	1,825
Due from customers on acceptances	285	225
Other	15,461	17,172

Total other assets	$97,365	101,022

(1)	Represents low income housing tax credit investments.
(2)	These are foreclosed real estate securing FHA insured and VA guaranteed loans. Both principal and interest for these loans secured by the foreclosed real estate are collectible because they are insured/guaranteed.

Income related to nonmarketable equity investments was:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Net gains from private equity investments	$159	362	290	601
All other	(45)	(121)	(24)	(181)

Total	$114	241	266	420

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

Note 7: Securitizations and Variable Interest Entities (continued)

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate		Transfers that we account for as secured borrowings	Total

June 30, 2012

Cash	$-	302		51	353
Trading assets	3,414	533		227	4,174
Securities available for sale (1)	21,378	2,691		13,340	37,409
Mortgages held for sale	-	605		-	605
Loans	9,727	11,401		7,336	28,464
Mortgage servicing rights	11,587	-		-	11,587
Other assets	4,364	510		149	5,023

Total assets	50,470	16,042		21,103	87,615

Short-term borrowings	-	2,737	(2)	12,006	14,743
Accrued expenses and other liabilities	3,551	958	(2)	46	4,555
Long-term debt	-	4,012	(2)	6,844	10,856

Total liabilities	3,551	7,707		18,896	30,154

Noncontrolling interests	-	60		-	60

Net assets	$46,919	8,275		2,207	57,401

December 31, 2011

Cash	$-	321		11	332
Trading assets	3,723	293		30	4,046
Securities available for sale (1)	21,708	3,332		11,671	36,711
Mortgages held for sale	-	444		-	444
Loans	11,404	11,967		7,181	30,552
Mortgage servicing rights	12,080	-		-	12,080
Other assets	4,494	1,858		137	6,489

Total assets	53,409	18,215		19,030	90,654

Short-term borrowings	-	3,450	(2)	10,682	14,132
Accrued expenses and other liabilities	3,350	1,138	(2)	121	4,609

Long-term debt	-	4,932	(2)	6,686	11,618

Total liabilities	3,350	9,520		17,489	30,359

Noncontrolling interests	-	61		-	61

Net assets	$50,059	8,634		1,541	60,234

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.
(2)	Includes the following VIE liabilities at June 30, 2012, and December 31, 2011, respectively, with recourse to the general credit of Wells Fargo: Short-term borrowings, $2.7 billion and $3.4 billion; Accrued expenses and other liabilities, $814 million and $963 million; and Long-term debt, $29 million and $30 million.

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

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

June 30, 2012
		Carrying value - asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,240,133	4,667	10,769	-	(1,367)	14,069
Other/nonconforming	55,457	2,339	305	1	(37)	2,608
Commercial mortgage securitizations	175,025	7,265	482	367	-	8,114
Collateralized debt obligations:
Debt securities	9,500	653	-	206	147	1,006
Loans (2)	8,197	7,993	-	-	-	7,993
Asset-based finance structures	10,517	7,491	-	(129)	-	7,362
Tax credit structures	18,870	4,111	-	-	(1,360)	2,751
Collateralized loan obligations	11,109	1,803	-	7	-	1,810
Investment funds	4,329	-	-	-	-	-
Other (3)	17,235	1,340	31	(84)	(81)	1,206

Total	$1,550,372	37,662	11,587	368	(2,698)	46,919

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$4,667	10,769	-	4,768	20,204
Other/nonconforming		2,339	305	1	365	3,010
Commercial mortgage securitizations		7,265	482	545	-	8,292
Collateralized debt obligations:
Debt securities		653	-	804	147	1,604
Loans (2)		7,993	-	-	-	7,993
Asset-based finance structures		7,491	-	129	1,960	9,580
Tax credit structures		4,111	-	-	-	4,111
Collateralized loan obligations		1,803	-	7	442	2,252
Investment funds		-	-	-	35	35
Other (3)		1,340	31	350	150	1,871

Total		$37,662	11,587	1,836	7,867	58,952

(continued on following page)

Note 7: Securitizations and Variable Interest Entities (continued)

(continued from previous page)

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

December 31, 2011
		Carrying value - asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,135,629	4,682	11,070	-	(975)	14,777
Other/nonconforming	61,461	2,460	353	1	(48)	2,766
Commercial mortgage securitizations	179,007	7,063	623	349	-	8,035
Collateralized debt obligations:
Debt securities	11,240	1,107	-	193	-	1,300
Loans (2)	9,757	9,511	-	-	-	9,511
Asset-based finance structures	9,606	6,942	-	(130)	-	6,812
Tax credit structures	19,257	4,119	-	-	(1,439)	2,680
Collateralized loan obligations	12,191	2,019	-	40	-	2,059
Investment funds	6,318	-	-	-	-	-
Other (3)	18,717	1,896	34	190	(1)	2,119

Total	$1,463,183	39,799	12,080	643	(2,463)	50,059

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$4,682	11,070	-	3,657	19,409
Other/nonconforming		2,460	353	1	295	3,109
Commercial mortgage securitizations		7,063	623	538	-	8,224
Collateralized debt obligations:
Debt securities		1,107	-	874	-	1,981
Loans (2)		9,511	-	-	-	9,511
Asset-based finance structures		6,942	-	130	1,504	8,576
Tax credit structures		4,119	-	-	-	4,119
Collateralized loan obligations		2,019	-	41	523	2,583
Investment funds		-	-	-	41	41
Other (3)		1,896	34	903	150	2,983

Total		$39,799	12,080	2,487	6,170	60,536

(1)	Includes total equity interests of $413 million and $460 million at June 30, 2012, and December 31, 2011, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(2)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 83% were rated as investment grade by the primary rating agencies at June 30, 2012. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.
(3)	Includes structured financing, student loan securitizations, auto loan and lease securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

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

Note 7: Securitizations and Variable Interest Entities (continued)

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

OTHER TRANSACTIONS WITH VIEs In 2008, legacy Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third-party investors by certain of its subsidiaries. ARS are debt instruments with long-term maturities, but which re-price more frequently, and preferred equities with no maturity. We purchased all outstanding ARS that were issued by VIEs and subject to the agreement. At June 30, 2012, we held in our securities available-for-sale portfolio $421 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $643 million at December 31, 2011.

In 2009, we reached agreements to purchase additional ARS from eligible investors who bought ARS through one of our broker-dealer subsidiaries. We purchased all outstanding ARS that were issued by VIEs and subject to the agreement. As of June 30, 2012, we held in our securities available-for-sale portfolio $403 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $624 million at December 31, 2011.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES In addition to the involvements disclosed in the preceding table, through the issuance of trust preferred securities we had junior subordinated debt financing with a carrying value of $5.0 billion at June 30, 2012, and $7.6 billion at December 31, 2011, and $2.5 billion of preferred stock at both June 30, 2012, and December 31, 2011. In these transactions, VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us. This is the case even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. We report the debt securities issued to the VIEs as long-term junior subordinated debt and the preferred equity securities issued to the VIEs as preferred stock in our consolidated balance sheet.

In the first half of 2012, we redeemed $2.7 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the Basel Committee recommendations known as the Basel III standards.

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

We recognized net gains of $53 million and $64 million from transfers accounted for as sales of financial assets in securitizations in the second quarter and first half of 2012, respectively, and net gains of $32 million and $66 million, respectively, in the same periods of 2011. Additionally, we had the following cash flows with our securitization trusts that were involved in transfers accounted for as sales.

	2012		2011
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended June 30,
Sales proceeds from securitizations (1)	$133,764	-	70,973	-
Servicing fees	1,113	2	1,105	3
Other interests held	441	45	513	53
Purchases of delinquent assets	52	-	2	-
Net servicing advances	112	-	(11)	-

Six months ended June 30,
Sales proceeds from securitizations (1)	$276,869	-	171,214	-
Servicing fees	2,224	5	2,193	6
Other interests held	867	94	1,016	140
Purchases of delinquent assets	52	-	5	-
Net servicing advances	126	-	(20)	-

(1)	Represents cash flow data for all loans securitized in the period presented.

Sales with continuing involvement during the second quarter and first half of 2012 and 2011 predominantly related to conforming residential mortgage securitizations. During the second quarter and first half of 2012 we transferred $129.7 billion and $269.1 billion, respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $70.9 billion and $172.3 billion, respectively, in the same periods of 2011. These transfers did not result in a gain or loss because the loans are already carried at fair value. In connection with these transfers, in the first half of 2012 we recorded a $2.6 billion servicing asset, measured at fair value using a Level 3 measurement technique, and a $134 million liability for probable repurchase losses. In the first half of 2011, we recorded a $2.0 billion servicing asset and a $55 million liability.

We used the following key weighted-average assumptions to measure mortgage servicing assets at the date of securitization:

	Residential mortgage servicing rights
	2012	2011
Quarter ended June 30,
Prepayment speed (1)	13.2%	13.1
Discount rate	7.5	7.9
Cost to service ($ per loan) (2)	$146	181

Six months ended June 30,
Prepayment speed (1)	13.2%	12.0
Discount rate	7.3	7.9
Cost to service ($ per loan) (2)	$131	154

(1)	The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.
(2)	Includes costs to service and unreimbursed foreclosure costs.

Note 7: Securitizations and Variable Interest Entities (continued)

The following table provides key economic assumptions and the sensitivity of the current fair value of residential mortgage servicing rights and other retained interests to immediate adverse changes in those assumptions. “Other interests held” relate predominantly to residential and commercial mortgage loan securitizations. Residential mortgage-backed securities retained in securitizations issued through GSEs, such as FNMA, FHLMC and GNMA, are excluded from the table because these securities have a remote risk of credit loss due to the GSE guarantee. These securities also have economic characteristics similar to GSE mortgage-backed securities that we purchase, which are not included in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.

		Other interests held
	Residential		Consumer		Commercial (2)
($ in millions, except cost to service amounts)	mortgage servicing rights (1)	Interest- only strips	Subordinated bonds	Senior bonds	Subordinated bonds	Senior bonds
Fair value of interests held at June 30, 2012	$12,081	209	44	-	249	861
Expected weighted-average life (in years)	4.8	4.4	6.0	-	5.2	4.1

Key economic assumptions:
Prepayment speed assumption (3)	15.9%	10.5	6.9	-
Decrease in fair value from:
10% adverse change	$856	6	-	-
25% adverse change	2,008	13	-	-

Discount rate assumption	7.3%	16.3	8.6	-	10.0	1.9
Decrease in fair value from:
100 basis point increase	$581	5	2	-	9	29
200 basis point increase	1,111	9	4	-	18	56

Cost to service assumption ($ per loan)	214
Decrease in fair value from:
10% adverse change	575
25% adverse change	1,438

Credit loss assumption			0.4%	-	6.9	-
Decrease in fair value from:
10% higher losses			$-	-	7	-
25% higher losses			-	-	12	-

Fair value of interests held at December 31, 2011	$12,918	230	45	321	240	852
Expected weighted-average life (in years)	5.1	4.6	6.1	5.6	5.3	4.4
Key economic assumptions:

Prepayment speed assumption (3)	14.8%	10.7	6.9	13.9
Decrease in fair value from:
10% adverse change	$895	6	-	2
25% adverse change	2,105	15	1	4

Discount rate assumption	7.1%	15.6	11.9	7.1	3.8	2.4
Decrease in fair value from:
100 basis point increase	$566	6	2	12	9	31
200 basis point increase	1,081	12	4	24	18	59

Cost to service assumption ($ per loan)	218
Decrease in fair value from:
10% adverse change	582
25% adverse change	1,457

Credit loss assumption			0.5%	4.5	10.7	-
Decrease in fair value from:
10% higher losses			$-	1	8	-
25% higher losses			-	2	18	-

(1)	December 31, 2011, has been revised to report only the sensitivities for residential mortgage servicing rights. See narrative following this table for a discussion of commercial mortgage servicing rights.
(2)	“Other interests held” has been expanded to include retained interests from commercial securitizations.
(3)	The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.4 billion at June 30, 2012, and December 31, 2011. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at June 30, 2012, and December 31, 2011, results in a decrease in fair value of $133 million and $219 million, respectively. See Note 8 for further information on our commercial MSRs.

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

					Net charge-offs
	Total loans		Delinquent loans		Six months
	June 30,	Dec. 31,	June 30,	Dec. 31,	ended June 30,
(in millions)	2012	2011	2012	2011	2012	2011

Commercial:
Real estate mortgage	$133,020	137,121	11,475	11,142	207	229
Total commercial	133,020	137,121	11,475	11,142	207	229

Consumer:
Real estate 1-4 family first mortgage	1,264,966	1,171,666	23,280	24,235	571	848
Real estate 1-4 family junior lien mortgage	1	2	-	-	-	11
Other revolving credit and installment	2,152	2,271	113	131	-	-

Total consumer	1,267,119	1,173,939	23,393	24,366	571	859

Total off-balance sheet securitized loans	$1,400,139	1,311,060	34,868	35,508	778	1,088

Note 7: Securitizations and Variable Interest Entities (continued)

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

		Carrying value
(in millions)	Total VIE assets	Consolidated assets	Third party liabilities	Noncontrolling interests	Net assets

June 30, 2012

Secured borrowings:
Municipal tender option bond securitizations	$15,542	13,625	(12,052)	-	1,573
Commercial real estate loans	1,129	1,129	(877)	-	252
Residential mortgage securitizations	5,899	6,349	(5,967)	-	382

Total secured borrowings	22,570	21,103	(18,896)	-	2,207
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	9,678	8,681	(3,460)	-	5,221
Multi-seller commercial paper conduit	2,361	2,361	(2,397)	-	(36)
Auto loan securitizations	96	96	(74)	-	22
Structured asset finance	97	97	(17)	-	80
Investment funds	1,808	1,808	-	-	1,808
Other	3,797	2,999	(1,759)	(60)	1,180

Total consolidated VIEs	17,837	16,042	(7,707)	(60)	8,275

Total secured borrowings and consolidated VIEs	$40,407	37,145	(26,603)	(60)	10,482

December 31, 2011

Secured borrowings:
Municipal tender option bond securitizations	$14,168	11,748	(10,689)	-	1,059
Commercial real estate loans	1,168	1,168	(1,041)	-	127
Residential mortgage securitizations	5,705	6,114	(5,759)	-	355

Total secured borrowings	21,041	19,030	(17,489)	-	1,541
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	11,375	10,244	(4,514)	-	5,730
Multi-seller commercial paper conduit	2,860	2,860	(2,935)	-	(75)
Auto loan securitizations	163	163	(143)	-	20
Structured asset finance	124	124	(16)	-	108
Investment funds	2,012	2,012	(22)	-	1,990
Other	3,432	2,812	(1,890)	(61)	861

Total consolidated VIEs	19,966	18,215	(9,520)	(61)	8,634

Total secured borrowings and consolidated VIEs	$41,007	37,245	(27,009)	(61)	10,175

In addition to the transactions included in the previous table, at both June 30, 2012, and December 31, 2011, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At June 30, 2012, and December 31, 2011, respectively, we pledged approximately $6.3 billion and $6.2 billion in loans (principal and interest eligible to be capitalized), $212 million and $316 million in securities available for sale, and $103 million and $154 million in cash and cash equivalents to collateralize the VIE’s borrowings. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.

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

Note 8: Mortgage Banking Activities

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations, sale activity and servicing.

We apply the amortization method to all commercial MSRs and apply the fair value method to only residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Fair value, beginning of period	$13,578	15,648	12,603	14,467
Servicing from securitizations or asset transfers (1)	1,139	740	2,915	2,002
Sales	(293)	-	(293)	-

Net additions (reductions)	846	740	2,622	2,002

Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (2)	(1,496)	(905)	(1,349)	(399)
Servicing and foreclosure costs (3)	(146)	(445)	(200)	(659)
Discount rates (4)	-	-	(344)	(150)
Prepayment estimates and other (5)	11	275	104	632

Net changes in valuation model inputs or assumptions	(1,631)	(1,075)	(1,789)	(576)

Other changes in fair value (6)	(712)	(535)	(1,355)	(1,115)

Total changes in fair value	(2,343)	(1,610)	(3,144)	(1,691)

Fair value, end of period	$12,081	14,778	12,081	14,778

(1)	Six months ended June 30, 2012, includes $315 million residential MSRs transferred from amortized MSRs that we elected to carry at fair value effective January 1, 2012.
(2)	Primarily represents prepayment speed changes due to changes in mortgage interest rates, but also includes other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).
(3)	Includes costs to service and unreimbursed foreclosure costs.
(4)	Reflects discount rate assumption change, excluding portion attributable to changes in mortgage interest rates; the six months ended June 30, 2012, change reflects increased capital return requirements from market participants.
(5)	Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior.
(6)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Balance, beginning of period	$1,074	1,432	1,445	1,422
Purchases	78	36	92	81
Servicing from securitizations or asset transfers (1)	34	27	(293)	56
Amortization (2)	(56)	(63)	(114)	(127)

Balance, end of period (2)	1,130	1,432	1,130	1,432

Valuation allowance:
Balance, beginning of period	-	(9)	(37)	(3)
Reversal of provision (provision) for MSRs in excess of fair value (1)	-	(1)	37	(7)

Balance, end of period (3)	-	(10)	-	(10)

Amortized MSRs, net	$1,130	1,422	1,130	1,422

Fair value of amortized MSRs:
Beginning of period	$1,263	1,898	1,756	1,812
End of period (4)	1,450	1,805	1,450	1,805

(1)	Six months ended June 30, 2012, is net of $350 million ($313 million after valuation allowance) of residential MSRs that we elected to carry at fair value effective January 1, 2012. A cumulative adjustment of $2 million to fair value was recorded in retained earnings at January 1, 2012.
(2)	Includes $379 million in residential amortized MSRs at June 30, 2011. For the quarter and first half of 2011, the residential MSR amortization was $(11) million and $(21) million, respectively.
(3)	Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs. Residential amortized MSRs are evaluated for impairment purposes by the following risk strata: mortgages sold to GSEs (FHLMC and FNMA) and mortgages sold to GNMA, each by interest rate stratifications. A valuation allowance of $10 million was recorded on the residential amortized MSRs at June 30, 2011. For six months ended June 30, 2012, valuation allowance of $37 million for residential MSRs was reversed upon election to carry at fair value.
(4)	Includes fair value of $410 million in residential amortized MSRs and $1,395 million in commercial amortized MSRs at June 30, 2011. The June 30, 2012, balance is all commercial amortized MSRs.

We present the components of our managed servicing portfolio in the following table at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

(in billions)	June 30, 2012	Dec. 31, 2011

Residential mortgage servicing:
Serviced for others	$1,499	1,456
Owned loans serviced	357	358
Subservicing	7	8

Total residential servicing	1,863	1,822

Commercial mortgage servicing:
Serviced for others	406	398
Owned loans serviced	106	106
Subservicing	13	14

Total commercial servicing	525	518

Total managed servicing portfolio	$2,388	2,340

Total serviced for others	$1,905	1,854
Ratio of MSRs to related loans serviced for others	0.69%	0.76

The components of mortgage banking noninterest income were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,164	1,175	2,312	2,320
Late charges	63	75	129	169
Ancillary fees	63	74	140	163
Unreimbursed direct servicing costs (1)	(220)	(222)	(500)	(413)

Net servicing fees	1,070	1,102	2,081	2,239

Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(1,631)	(1,075)	(1,789)	(576)
Other changes in fair value (3)	(712)	(535)	(1,355)	(1,115)

Total changes in fair value of MSRs carried at fair value	(2,343)	(1,610)	(3,144)	(1,691)
Amortization	(56)	(63)	(114)	(127)
Provision for MSRs in excess of fair value	-	(1)	-	(7)
Net derivative gains from economic hedges (4)	2,008	1,449	2,108	1,329

Total servicing income, net	679	877	931	1,743
Net gains on mortgage loan origination/sales activities	2,214	742	4,832	1,892

Total mortgage banking noninterest income	$2,893	1,619	5,763	3,635

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$377	374	319	753

(1)	Primarily associated with foreclosure expenses and other interest costs.
(2)	Refer to the changes in fair value of MSRs table in this Note for more detail.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 – Free-Standing Derivatives for additional discussion and detail.

Note 8: Mortgage Banking Activities (continued)

The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated financial statements and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs, the Federal Housing Finance Agency (FHFA), and other significant investors to monitor their repurchase demand practices and issues as part of our process to update our repurchase liability estimate as new information becomes available. Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $2.6 billion at June 30, 2012, and was determined based upon modifying the assumptions utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Balance, beginning of period	$1,444	1,207	1,326	1,289
Provision for repurchase losses:
Loan sales	72	20	134	55
Change in estimate (1)	597	222	965	436

Total additions	669	242	1,099	491
Losses	(349)	(261)	(661)	(592)

Balance, end of period	$1,764	1,188	1,764	1,188

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration, and changes in the financial stability of correspondent lenders.

Note 9: Intangible Assets

The gross carrying value of intangible assets and accumulated amortization was:

	June 30, 2012			December 31, 2011
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

Amortized intangible assets (1):
MSRs (2)	$2,165	(1,035)	1,130	2,383	(975)	1,408
Core deposit intangibles	12,836	(6,223)	6,613	15,079	(7,768)	7,311
Customer relationship and other intangibles	3,163	(1,662)	1,501	3,158	(1,519)	1,639

Total amortized intangible assets	$18,164	(8,920)	9,244	20,620	(10,262)	10,358

Unamortized intangible assets:
MSRs (carried at fair value) (2)	$12,081			12,603
Goodwill	25,406			25,115
Trademark	14			14

(1)	Excludes fully amortized intangible assets.
(2)	See Note 8 for additional information on MSRs.

We based our projections of amortization expense shown below on existing asset balances at June 30, 2012. Future amortization expense may vary from these projections.

The following table provides the current year and estimated future amortization expense for amortized intangible assets.

(in millions)	Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles	Total

Six months ended June 30, 2012 (actual)	$114	699	143	956

Estimate for the remainder of 2012	$112	697	141	950
Estimate for year ended December 31,
2013	218	1,241	261	1,720
2014	187	1,113	245	1,545
2015	164	1,022	222	1,408
2016	131	919	209	1,259
2017	89	851	195	1,135

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

The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing.

(in millions)	Community Banking	Wholesale Banking	Wealth, Brokerage and Retirement	Consolidated Company

December 31, 2010	$17,922	6,475	373	24,770
Reduction in goodwill related to divested businesses	-	(6)	-	(6)
Goodwill from business combinations	-	12	-	12

June 30, 2011	$17,922	6,481	373	24,776

December 31, 2011	$17,924	6,820	371	25,115
Goodwill from business combinations, net	(2)	293	-	291

June 30, 2012	$17,922	7,113	371	25,406

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

	June 30, 2012			December 31, 2011
(in millions)	Carrying value	Maximum exposure to loss	Non- investment grade	Carrying value	Maximum exposure to loss	Non- investment grade

Standby letters of credit	$3	41,133	24,238	85	41,171	22,259
Securities lending and other indemnifications	-	509	19	-	669	62
Liquidity agreements (1)	-	3	3	-	2	2
Written put options (1)(2)	1,647	11,508	4,220	1,469	8,224	2,466
Loans and MHFS sold with recourse	98	5,697	3,905	102	5,784	3,850
Residual value guarantees	8	197	-	8	197	-
Contingent consideration	22	98	97	31	98	97
Other guarantees	6	733	4	6	552	4

Total guarantees	$1,784	59,878	32,486	1,701	56,697	28,740

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

SECURITIES LENDING AND OTHER INDEMNIFICATIONS As a securities lending agent, we lend securities from participating institutional clients’ portfolios to third-party borrowers. We indemnify our clients against default by the borrower in returning these lent securities. This indemnity is supported by collateral received from the borrowers. Collateral is generally in the form of cash or highly liquid securities that are marked to market daily. There was $515 million at June 30, 2012, and $687 million at December 31, 2011, in collateral supporting loaned securities with values of $509 million and $669 million, respectively.

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

107

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

LOANS AND MHFS SOLD WITH RECOURSE In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to indemnify the buyer for any loss on the loan up to par value plus accrued interest. We provide recourse, predominantly to the GSEs, on loans sold under various programs and arrangements. Primarily all of these programs and arrangements require that we share in the loans’ credit exposure for their remaining life by providing recourse to the GSE, up to 33.33% of actual losses incurred on a pro-rata basis, in the event of borrower default. Under the remaining recourse programs and arrangements, if certain events occur within a specified period of time from transfer date, we have to provide limited recourse to the buyer to indemnify them for losses incurred for the remaining life of the loans. The maximum exposure to loss reported in the accompanying table represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions or the maximum losses per the contractual agreements. However, we believe the likelihood of loss of the entire balance due to these recourse agreements is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In second quarter 2012, we repurchased $16 million of loans associated with these agreements. We also provide representation and warranty guarantees on loans sold under the various recourse programs and arrangements. Our loss exposure relative to these guarantees is separately considered and provided for, as necessary, in determination of our liability for loan repurchases due to breaches of representation and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.

RESIDUAL VALUE GUARANTEES We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At June 30, 2012, the only remaining residual value guarantee is related to a leasing transaction on certain corporate buildings. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost, we would be required to reimburse the lessor under our guarantee.

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

Pledged Assets and Collateral

As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings from the FHLB and FRB and for other purposes as required or permitted by law. The following table provides pledged loans and securities available for sale where the secured party does not have the right to sell or repledge the collateral. At June 30, 2012, and December 31, 2011, we did not pledge any loans or securities available for sale where the secured party has the right to sell or repledge the collateral. The table excludes pledged assets related to VIEs, which can only be used to settle the liabilities of those entities. See Note 7 for additional information on consolidated VIE assets.

(in millions)	June 30, 2012	Dec. 31, 2011
Securities available for sale	$73,893	80,540
Loans	335,054	317,742

Total	$408,947	398,282

We also pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), and domestic and foreign companies. We pledged $29.0 billion at June 30, 2012, and $20.8 billion at December 31, 2011, under agreements that permit the secured parties to sell or repledge the collateral. Pledged collateral where the secured party cannot sell or repledge was $1.1 billion and $2.8 billion at the same period ends, respectively.

We receive collateral from other entities under resale agreements and securities borrowings. We received $27.6 billion at June 30, 2012, and $17.8 billion at December 31, 2011, for which we have the right to sell or repledge the collateral. These amounts include securities we have sold or repledged to others with a fair value of $26.1 billion at June 30, 2012, and $16.7 billion at December 31, 2011.

108

Note 11: Legal Actions

The following supplements our discussion of certain matters previously reported in Part I, Item 3 (Legal Proceedings) of our 2011 Form 10-K, for events occurring in first quarter 2012, and Part II, Item 1 (Legal Proceedings) of our 2012 first quarter Quarterly Report on Form 10-Q for events occurring in second quarter 2012.

ILLINOIS ATTORNEY GENERAL LITIGATION On July 31, 2009, the Attorney General for the State of Illinois filed a civil lawsuit against Wells Fargo & Company, Wells Fargo Bank, N.A. and Wells Fargo Financial Illinois, Inc. in the Circuit Court for Cook County, Illinois. The Illinois Attorney General alleges that the Wells Fargo defendants engaged in discrimination by “reverse redlining” and by steering African-American and Latino customers into high cost, subprime mortgage loans while other borrowers with similar incomes received lower cost mortgages. Illinois also alleges that Wells Fargo Financial Illinois, Inc. misled Illinois customers about the terms of mortgage loans. Illinois’ complaint against all Wells Fargo defendants is based on alleged violation of the Illinois Human Rights Act and the Illinois Fairness in Lending Act. On July 12, 2012, the case was resolved by entry of a Final Judgment and Consent Decree by the Circuit Court. The resolution calls for Illinois to receive $8 million in victim relief and certain community assistance as provided for in a settlement with the Civil Rights Division of the Department of Justice (DOJ) described in more detail in the Mortgage Related Regulatory Investigations section below.

INTERCHANGE LITIGATION Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A. and Wachovia Corporation are named as defendants, separately or in combination, in putative class actions filed on behalf of a plaintiff class of merchants and in individual actions brought by individual merchants with regard to the interchange fees associated with Visa and MasterCard payment card transactions. These actions have been consolidated in the United States District Court for the Eastern District of New York. Visa, MasterCard and several banks and bank holding companies are named as defendants in various of these actions. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class actions and reached a separate settlement in principle of the consolidated individual actions. The proposed settlement payments for the consolidated class and individual actions are approximately $6.6 billion. The class settlement also provides for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The settlements are subject to further approval.

MEDICAL CAPITAL CORPORATION LITIGATION Wells Fargo Bank, N.A. served as indenture trustee for debt issued by affiliates of Medical Capital Corporation, which was placed in receivership at the request of the Securities and Exchange Commission (SEC) in August 2009. Since September 2009, Wells Fargo has been named as a defendant in various class and mass actions brought by holders of Medical Capital Corporation’s debt, alleging that Wells Fargo breached contractual and other legal obligations owed to them and seeking unspecified damages.

The actions have been consolidated in the United States District Court for the Central District of California. Wells Fargo has reached a conditional settlement in principle with the receiver for Medical Capital Corporation and its affiliates.

MORTGAGE-BACKED CERTIFICATES LITIGATION On April 28, 2011, a case captioned The Union Central Life Insurance Company, et al. v. Credit Suisse First Boston Securities Corp., et al., was filed in the U.S. District Court for the Southern District of New York. Among other defendants, it named Wells Fargo Asset Securities Corporation and Wells Fargo Bank, N.A. The case asserted various state law fraud claims and claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of three insurance companies, relating to offerings of mortgage-backed securities from 2005 through 2007. In June 2012, the plaintiffs and Wells Fargo entered into a final settlement agreement and the claims against Wells Fargo were voluntarily dismissed with prejudice.

On April 20, 2011, a case captioned Federal Home Loan of Boston v. Ally Financial, Inc., et al., was filed in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk. The complaint names, among a large number of defendants, Wells Fargo & Company, Wells Fargo Asset Securities Corporation, and Wells Fargo Bank, N.A., and contains allegations substantially similar to the cases filed by the other Federal Home Loan Banks. Plaintiffs seek rescission of the sales of private label mortgage-backed securities and damages under state securities and other laws. Defendants removed the case to the U. S. District Court for the District of Massachusetts.

MORTGAGE RELATED REGULATORY INVESTIGATIONS Government agencies and authorities continue investigations or examinations of certain mortgage related practices of Wells Fargo. The current investigations relate to two main topics: (1) whether Wells Fargo complied with laws and regulations relating to mortgage origination practices, including laws and regulations related to fair lending and Federal Housing Administration insured residential home loans; and (2) whether Wells Fargo properly disclosed in offering documents for its residential

109

mortgage-backed securities the facts and risks associated with those securities. On July 12, 2012, the DOJ filed a complaint captioned United States of America v. Wells Fargo Bank, N.A. in the U.S. District Court for the District of Columbia. The complaint alleged violations of the Fair Housing Act and the Equal Credit Opportunity Act (ECOA) with respect to Wells Fargo’s residential mortgage lending operations during the period 2004 – 2008. Simultaneously with the filing of the complaint, a Consent Decree executed between the DOJ and Wells Fargo was filed providing for a consensual resolution of the complaint. In the Consent Decree, Wells Fargo denied that it had violated the Fair Housing Act or ECOA, but agreed to resolve the matter by paying $125 million in connection with pricing and product placement allegations primarily relating to mortgages priced and sold to consumers by third party brokers through the Wholesale Division of Wells Fargo Home Mortgage. In addition, Wells Fargo agreed to pay $50 million to fund a community support program in approximately eight cities or metropolitan statistical areas, with details yet to be agreed upon between the DOJ and Wells Fargo. Wells Fargo also agreed to undertake an internal lending compliance review of a small percentage of subprime mortgages delivered through its Retail channel during the period 2004 – 2008 and will rebate to borrowers as appropriate. Of the $125 million, $8 million and $2 million are specifically allocated to Illinois and Pennsylvania, respectively, to resolve matters in those states.

SECURITIES LENDING LITIGATION Wells Fargo Bank, N.A. is involved in ten separate pending actions brought by securities lending customers of Wells Fargo and Wachovia Bank in various courts. In general, each of the cases alleges that Wells Fargo violated fiduciary and contractual duties by investing collateral for loaned securities in investments that suffered losses. One case, brought by the City of St. Petersburg in the U.S. District Court for the Middle District of Florida, resulted in an April 2012 verdict against Wells Fargo in the amount of $10 million plus interest. Wells Fargo has filed post trial motions to set aside the verdict. In addition, on March 27, 2012, a class of Wells Fargo securities lending customers was certified in a case captioned City of Farmington Hills Employees Retirement System v. Wells Fargo Bank, N.A., which is pending in the U.S. District Court for the District of Minnesota. Wells Fargo sought interlocutory review of the class certification in the U.S. Court of Appeals for the Eighth Circuit. The Eighth Circuit declined such review on May 7, 2012.

WACHOVIA EQUITY SECURITIES AND BONDS/NOTES LITIGATION A securities class action, now captioned In re Wachovia Equity Securities Litigation, has been pending under various names since July 7, 2008, in the U.S. District Court for the Southern District of New York alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other allegations, plaintiffs allege Wachovia’s common stock price was artificially inflated as a result of allegedly misleading disclosures relating to the Golden West Financial Corp. mortgage portfolio, Wachovia’s exposure to other mortgage related products such as CDOs, control issues and auction rate securities. On March 31, 2011, the U.S. District Court for the Southern District of New York entered a Decision and Order granting Wachovia’s motions to dismiss the In re Wachovia Equity Securities Litigation and the Stichting Pensioenfonds ABP, FC Holdings AB, Deka Investment GmbH and Forsta AP-Fonden cases. Plaintiffs and Wells Fargo have agreed to settle the Equity Securities Litigation for $75 million and on January 27, 2012, the Court entered an order preliminarily approving the settlement. On June 12, 2012, an Order finally approving the class action settlement was entered.

There were four similar actions filed in state courts in North Carolina and South Carolina by individual shareholders. Three of these individual shareholder actions have been finally dismissed and the dismissal of the fourth is on appeal.

OUTLOOK When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was $1.2 billion as of June 30, 2012. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 12: Derivatives

We primarily use derivatives to manage exposure to market risk, interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which interest and other payments are determined.

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

Note 12: Derivatives (continued)

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

	June 30, 2012			December 31, 2011
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
(in millions)		Asset derivatives	Liability derivatives		Asset derivatives	Liability derivatives

Derivatives designated as hedging instruments
Interest rate contracts (1)	$89,104	8,144	2,873	87,537	8,423	2,769
Foreign exchange contracts	22,819	1,309	205	22,269	1,523	572

Total derivatives designated as qualifying hedging instruments		9,453	3,078		9,946	3,341

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	453,199	1,148	1,526	377,497	2,318	2,011
Equity contracts	86	-	50	-	-	-
Foreign exchange contracts	3,478	18	27	5,833	250	3
Credit contracts - protection purchased	62	1	-	125	3	-
Other derivatives	2,312	-	106	2,367	-	117

Subtotal		1,167	1,709		2,571	2,131
Customer accommodation, trading and other free-standing derivatives:
Interest rate contracts	2,627,217	73,568	74,936	2,425,144	81,336	83,834
Commodity contracts	79,211	4,430	4,577	77,985	4,351	4,234
Equity contracts	73,794	4,009	3,970	68,778	3,768	3,661
Foreign exchange contracts	156,917	2,647	2,331	140,704	3,151	2,803
Credit contracts - protection sold	29,551	269	4,038	38,403	319	5,178
Credit contracts - protection purchased	31,429	2,456	270	36,156	3,254	276

Subtotal		87,379	90,122		96,179	99,986

Total derivatives not designated as hedging instruments		88,546	91,831		98,750	102,117

Total derivatives before netting		97,999	94,909		108,696	105,458

Netting (3)		(68,736)	(78,206)		(81,143)	(89,990)

Total		$29,263	16,703		27,553	15,468

(1)	Notional amounts presented exclude $5.7 billion at June 30, 2012, and $15.5 billion at December 31, 2011, of basis swaps that are combined with receive fixed-rate/pay floating-rate swaps and designated as one hedging instrument.
(2)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS and other interests held.
(3)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements. The amount of cash collateral netted against derivative assets and liabilities was $6.1 billion and $16.1 billion, respectively, at June 30, 2012, and $6.6 billion and $15.4 billion, respectively, at December 31, 2011.

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

The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains
(in millions)	Securities available for sale	Mortgages held for sale	Long-term debt	Securities available for sale	Long-term debt	(losses) on fair value hedges

Quarter ended June 30, 2012
Gains (losses) recorded in net interest income	$(113)	1	447	(1)	60	394

Gains (losses) recorded in noninterest income
Recognized on derivatives	(512)	(11)	1,202	145	(717)	107
Recognized on hedged item	494	8	(1,014)	(148)	770	110

Recognized on fair value hedges (ineffective portion) (1)	$(18)	(3)	188	(3)	53	217

Quarter ended June 30, 2011
Gains (losses) recorded in net interest income	$(107)	-	437	(3)	105	432

Gains (losses) recorded in noninterest income
Recognized on derivatives	(280)	-	736	11	515	982
Recognized on hedged item	279	-	(709)	(18)	(512)	(960)

Recognized on fair value hedges (ineffective portion) (1)	$(1)	-	27	(7)	3	22

Six months ended June 30, 2012
Gains (losses) recorded in net interest income	$(225)	1	866	(4)	131	769

Gains (losses) recorded in noninterest income
Recognized on derivatives	(210)	(6)	334	186	(151)	153
Recognized on hedged item	198	2	(212)	(162)	122	(52)
Recognized on fair value hedges (ineffective portion) (1)	$(12)	(4)	122	24	(29)	101

Six months ended June 30, 2011
Gains (losses) recorded in net interest income	$(213)	-	851	(4)	195	829

Gains (losses) recorded in noninterest income
Recognized on derivatives	(111)	-	91	46	1,595	1,621
Recognized on hedged item	42	-	(87)	(51)	(1,629)	(1,725)
Recognized on fair value hedges (ineffective portion) (1)	$(69)	-	4	(5)	(34)	(104)

(1)	The second quarter and first half of 2012 included $(1) million and $(2) million, respectively, and the second quarter and first half of 2011 included $22 million and $30 million, respectively, of gains (losses) on forward derivatives hedging foreign currency securities available for sale and long-term debt, representing the portion of derivatives gains (losses) excluded from the assessment of hedge effectiveness (time value).

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

Based upon current interest rates, we estimate that $394 million (pre-tax) of deferred net gains on derivatives in OCI at June 30, 2012, will be reclassified into interest income and interest expense during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 6 years for both hedges of floating-rate debt and floating-rate commercial loans.

The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Gains (losses) (pre tax) recognized in OCI on derivatives	$(3)	141	39	137
Gains (pre tax) reclassified from cumulative OCI into net interest income	99	157	206	313
Gains (losses) (pre tax) recognized in noninterest income on derivatives (1)	(1)	-	(1)	(2)

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

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

The derivatives used to hedge these MSRs measured at fair value, which include swaps, swaptions, constant maturity mortgages, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative gains of $2.0 billion and $2.1 billion, respectively, in the second quarter and first half of 2012 and net derivative gains of $1.4 billion and $1.3 billion, respectively, in the same periods of 2011, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $619 million at June 30, 2012, and a net asset of $1.4 billion at December 31, 2011. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as substantially all residential MHFS, is hedged with free-standing derivatives (economic hedges) such as swaps, forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For the fair value measurement of interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan. Fair value changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand can also cause changes in the value of the underlying loan value that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $770 million at June 30, 2012, and a net asset of $478 million at December 31, 2011, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.

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

113

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

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Net gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (1)	$(630)	198	(826)	251
Other (2)	(75)	(31)	(33)	(20)
Equity contracts (2)	1	(5)	1	(5)
Foreign exchange contracts (2)	84	(105)	(1)	(369)
Credit contracts (2)	(5)	(3)	(10)	(8)

Subtotal	(625)	54	(869)	(151)
Net gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (3)	2,471	759	3,542	1,159
Other (4)	90	94	330	290
Commodity contracts (4)	(21)	116	(44)	101
Equity contracts (4)	206	639	(79)	477
Foreign exchange contracts (4)	120	125	249	307
Credit contracts (4)	(48)	91	11	44
Other (4)	1	(8)	-	(1)

Subtotal	2,819	1,816	4,009	2,377
Net gains recognized related to derivatives not designated as hedging instruments	$2,194	1,870	3,140	2,226

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.
(2)	Predominantly included in other noninterest income.
(3)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
(4)	Predominantly included in net gains from trading activities in noninterest income.

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

Note 12: Derivatives (continued)

The following table provides details of sold and purchased credit derivatives.

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold - non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities

June 30, 2012
Credit default swaps on:
Corporate bonds	$586	18,231	9,113	11,859	6,372	8,626	2012-2021
Structured products	2,674	3,084	2,701	1,344	1,740	538	2016-2056
Credit protection on:
Default swap index	59	3,202	600	3,203	(1)	107	2012-2017
Commercial mortgage-backed securities index	643	1,296	433	853	443	654	2049-2052
Asset-backed securities index	66	73	73	7	66	138	2037-2046
Other	10	3,665	3,665	226	3,439	3,748	2012-2056
Total credit derivatives	$4,038	29,551	16,585	17,492	12,059	13,811

December 31, 2011
Credit default swaps on:
Corporate bonds	$1,002	24,634	14,043	13,329	11,305	9,404	2012-2021
Structured products	3,308	4,691	4,300	2,194	2,497	1,335	2016-2056
Credit protection on:
Default swap index	68	3,006	843	2,341	665	912	2012-2017
Commercial mortgage-backed securities index	713	1,357	458	19	1,338	1,403	2049-2052
Asset-backed securities index	76	83	83	8	75	116	2037-2046
Other	11	4,632	4,090	481	4,151	4,673	2012-2056
Total credit derivatives	$5,178	38,403	23,817	18,372	20,031	17,843

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

Credit-Risk Contingent Features

Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $18.3 billion at June 30, 2012, and $17.1 billion at December 31, 2011, respectively, for which we posted $16.7 billion and $15.0 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on June 30, 2012, or December 31, 2011, we would have been required to post additional collateral of $1.6 billion or $2.1 billion, respectively, or potentially settle the contract in an amount equal to its fair value.

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

In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. For securities in inactive markets, we use a predetermined percentage to evaluate the impact of fair value adjustments derived from weighting both external and internal indications of value to determine if the instrument is classified as Level 2 or Level 3. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments' fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.

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

117

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

TRADING ASSETS (EXCLUDING DERIVATIVES) AND SECURITIES AVAILABLE FOR SALE Trading assets and securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon various sources of market pricing. We use quoted prices in active markets, where available and classify such instruments within Level 1 of the fair value hierarchy. Examples include exchange-traded equity securities and some highly liquid government securities such as U.S. Treasuries. When instruments are traded in secondary markets and quoted market prices do not exist for such securities, we generally rely on internal valuation techniques or on prices obtained from independent pricing services or brokers (collectively, vendors) or combination thereof, and such instruments are classified within Level 2 or 3 accordingly.

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

The fair value of commercial loans is calculated by discounting contractual cash flows, adjusted for credit loss estimates, using discount rates that are appropriate for loans with similar characteristics and remaining maturity.

Note 13: Fair Values of Assets and Liabilities (continued)

For real estate 1-4 family first and junior lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment and credit loss estimates, using discount rates based on current industry pricing (where readily available) or our own estimate of an appropriate discount rate for loans of similar size, type, remaining maturity and repricing characteristics.

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

Loan commitments, standby letters of credit and commercial and similar letters of credit generate ongoing fees at our current pricing levels, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, we record an allowance. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. Certain letters of credit that are hedged with derivative instruments are carried at fair value in trading assets or liabilities. For those letters of credit, fair value is calculated based on readily quotable credit default spreads, using a market risk credit default swap model.

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

OTHER LIABILITIES Other liabilities recorded at fair value on a recurring basis, excluding derivative liabilities (see the “Derivatives” section for derivative liabilities), includes primarily short sale liabilities. Short sale liabilities are predominantly classified as either Level 1 or Level 2, generally dependent upon whether the underlying securities have readily obtainable quoted prices in active exchange markets.

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

We have ongoing monitoring procedures in place for our Level 3 assets and liabilities that use such internal valuation models. These procedures, which are designed to provide reasonable assurance that models continue to perform as expected after approved, include:

—	ongoing analysis and benchmarking to market transactions and other independent market data (including pricing vendors, if available);
—	back-testing of modeled fair values to actual realized transactions; and
—	review of modeled valuation results against expectations, including review of significant or unusual value fluctuations.

We update model inputs and methodologies periodically to reflect these monitoring procedures. Additionally, procedures and controls are in place to ensure existing models are subject to periodic reviews and full model revalidations are done as necessary.

All internal valuation models are subject to ongoing review by business-unit-level management. More complex models are subject to additional oversight by a corporate-level risk management department. Corporate oversight responsibilities include evaluating adequacy of business unit risk management programs, maintaining company-wide model validation policies and standards and reporting the results of these activities to management and our Enterprise Risk Management Committee (ERMC). The ERMC, which consists of senior executive management and reports on top risks to the Company’s Board of Directors, monitors all company-wide risks, including credit risk, market risk, and reputational risk.

VENDOR-DEVELOPED VALUATIONS In certain limited circumstances we obtain pricing from third party vendors for the value of our Level 3 assets or liabilities. We have processes in place to approve such vendors to ensure information obtained and valuation techniques used are appropriate. Once these vendors are approved to provide pricing information, the results are monitored and reviewed to ensure the fair values are reasonable and in line with market experience in similar asset

Note 13: Fair Values of Assets and Liabilities (continued)

classes. While the input amounts used by the pricing vendor in determining fair value are not provided, and therefore unavailable for our review, we do perform one or more of the following procedures to validate the prices received:

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

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

June 30, 2012
Trading assets (excluding derivatives)	$-	498	7	1,169	968	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	1,048	444	-
Securities of U.S. states and political subdivisions	-	-	-	-	27,746	-
Mortgage-backed securities	-	1,690	2	-	124,169	182
Other debt securities	-	1,503	8,516	-	26,623	327

Total debt securities	-	3,193	8,518	1,048	178,982	509
Total marketable equity securities	-	-	-	30	635	-

Total securities available for sale	-	3,193	8,518	1,078	179,617	509

Derivatives (trading and other assets)	-	14	-	-	710	1
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	36	-	-	706	-
Other liabilities	-	98	-	-	127	2

December 31, 2011
Trading assets (excluding derivatives)	$-	446	7	1,086	1,564	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	868	5,748	-
Securities of U.S. states and political subdivisions	-	16	-	-	21,014	-
Mortgage-backed securities	-	2,342	43	-	118,107	186
Other debt securities	-	1,091	8,163	-	26,222	145

Total debt securities	-	3,449	8,206	868	171,091	331
Total marketable equity securities	-	-	-	33	665	3

Total securities available for sale	-	3,449	8,206	901	171,756	334

Derivatives (trading and other assets)	-	17	44	-	834	-
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	11	43	-	850	-
Other liabilities	-	22	-	6	249	-

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting		Total
June 30, 2012
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$4,920	3,890	-	-		8,810
Securities of U.S. states and political subdivisions	-	2,558	58	-		2,616
Collateralized debt obligations (1)	-	-	1,273	-		1,273
Corporate debt securities	2	6,552	56	-		6,610
Mortgage-backed securities	-	15,535	93	-		15,628
Asset-backed securities	-	815	179	-		994
Equity securities	3,380	265	3	-		3,648

Total trading securities	8,302	29,615	1,662	-		39,579

Other trading assets	1,975	44	91	-		2,110
Total trading assets (excluding derivatives)	10,277	29,659	1,753	-		41,689

Securities of U.S. Treasury and federal agencies	1,049	444	-	-		1,493
Securities of U.S. states and political subdivisions	-	27,746	9,505 (2)	-		37,251
Mortgage-backed securities:
Federal agencies	-	101,863	-	-		101,863
Residential	-	16,703	15	-		16,718
Commercial	-	18,739	189	-		18,928
Total mortgage-backed securities	-	137,305	204	-		137,509

Corporate debt securities	195	19,360	286	-		19,841
Collateralized debt obligations (3)	-	-	9,147 (2)	-		9,147
Asset-backed securities:
Auto loans and leases	-	6	6,206 (2)	-		6,212
Home equity loans	-	609	257	-		866
Other asset-backed securities	-	7,597	3,074 (2)	-		10,671
Total asset-backed securities	-	8,212	9,537	-		17,749

Other debt securities	-	1,009	-	-		1,009

Total debt securities	1,244	194,076	28,679	-		223,999

Marketable equity securities:
Perpetual preferred securities (4)	607	630	927 (2)	-		2,164
Other marketable equity securities	637	44	2	-		683
Total marketable equity securities	1,244	674	929	-		2,847

Total securities available for sale	2,488	194,750	29,608	-		226,846

Mortgages held for sale	-	43,293	3,328	-		46,621
Loans held for sale	-	730	-	-		730
Loans	-	6,059	24	-		6,083
Mortgage servicing rights (residential)	-	-	12,081	-		12,081
Derivative assets:
Interest rate contracts	-	81,518	1,342	-		82,860
Commodity contracts	-	4,413	17	-		4,430
Equity contracts	571	2,878	560	-		4,009
Foreign exchange contracts	88	3,876	10	-		3,974
Credit contracts	-	1,697	1,029	-		2,726
Other derivative contracts	-	-	-	-		-
Netting	-	-	-	(68,736	) (5)	(68,736)

Total derivative assets (6)	659	94,382	2,958	(68,736)		29,263

Other assets	174	81	225	-		480

Total assets recorded at fair value	$13,598	368,954	49,977	(68,736)		363,793

Derivative liabilities:
Interest rate contracts	$(1)	(78,898)	(436)	-		(79,335)
Commodity contracts	-	(4,564)	(13)	-		(4,577)
Equity contracts	(235)	(2,956)	(829)	-		(4,020)
Foreign exchange contracts	(86)	(2,468)	(9)	-		(2,563)
Credit contracts	-	(1,622)	(2,686)	-		(4,308)
Other derivative contracts	-	-	(106)	-		(106)
Netting	-	-	-	78,206	(5)	78,206

Total derivative liabilities (6)	(322)	(90,508)	(4,079)	78,206		(16,703)

Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(3,759)	(1,096)	-	-		(4,855)
Securities of U.S. states and political subdivisions	-	(16)	-	-		(16)
Corporate debt securities	-	(4,269)	-	-		(4,269)
Equity securities	(1,133)	(1)	-	-		(1,134)
Other securities	-	(80)	(9)	-		(89)
Total short sale liabilities	(4,892)	(5,462)	(9)	-		(10,363)

Other liabilities	-	(32)	(245)	-		(277)

Total liabilities recorded at fair value	$(5,214)	(96,002)	(4,333)	78,206		(27,343)

(1)	Includes collateralized loan obligations of $608 million that are classified as trading assets.
(2)	Balances consist of securities that are predominantly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.
(3)	Includes collateralized loan obligations of $8.6 billion that are classified as securities available for sale.
(4)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 for additional information.
(5)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(6)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3	Netting		Total
December 31, 2011
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$3,342	3,638	-	-		6,980
Securities of U.S. states and political subdivisions	-	2,438	53	-		2,491
Collateralized debt obligations (1)	-	-	1,582	-		1,582
Corporate debt securities	-	6,479	97	-		6,576
Mortgage-backed securities	-	34,959	108	-		35,067
Asset-backed securities	-	1,093	190	-		1,283
Equity securities	1,682	172	4	-		1,858
Total trading securities	5,024	48,779	2,034	-		55,837
Other trading assets	1,847	68	115	-		2,030
Total trading assets (excluding derivatives)	6,871	48,847	2,149	-		57,867
Securities of U.S. Treasury and federal agencies	869	6,099	-	-		6,968
Securities of U.S. states and political subdivisions	-	21,077	11,516 (2)	-		32,593
Mortgage-backed securities:
Federal agencies	-	96,754	-	-		96,754
Residential	-	17,775	61	-		17,836
Commercial	-	17,918	232	-		18,150
Total mortgage-backed securities	-	132,447	293	-		132,740
Corporate debt securities	317	17,792	295	-		18,404
Collateralized debt obligations (3)	-	-	8,599 (2)	-		8,599
Asset-backed securities:
Auto loans and leases	-	86	6,641 (2)	-		6,727
Home equity loans	-	650	282	-		932
Other asset-backed securities	-	8,326	2,863 (2)	-		11,189
Total asset-backed securities	-	9,062	9,786	-		18,848
Other debt securities	-	1,044	-	-		1,044
Total debt securities	1,186	187,521	30,489	-		219,196
Marketable equity securities:
Perpetual preferred securities (4)	552	631	1,344 (2)	-		2,527
Other marketable equity securities	814	53	23	-		890
Total marketable equity securities	1,366	684	1,367	-		3,417
Total securities available for sale	2,552	188,205	31,856	-		222,613
Mortgages held for sale	-	41,381	3,410	-		44,791
Loans held for sale	-	1,176	-	-		1,176
Loans	-	5,893	23	-		5,916
Mortgage servicing rights (residential)	-	-	12,603	-		12,603
Derivative assets:
Interest rate contracts	-	91,022	1,055	-		92,077
Commodity contracts	-	4,351	-	-		4,351
Equity contracts	471	2,737	560	-		3,768
Foreign exchange contracts	35	4,873	16	-		4,924
Credit contracts	-	2,219	1,357	-		3,576
Other derivative contracts	-	-	-	-		-
Netting	-	-	-	(81,143	) (5)	(81,143)
Total derivative assets (6)	506	105,202	2,988	(81,143)		27,553
Other assets	88	135	244	-		467
Total assets recorded at fair value	$10,017	390,839	53,273	(81,143)		372,986
Derivative liabilities:
Interest rate contracts	$(4)	(88,164)	(446)	-		(88,614)
Commodity contracts	-	(4,234)	-	-		(4,234)
Equity contracts	(229)	(2,797)	(635)	-		(3,661)
Foreign exchange contracts	(31)	(3,324)	(23)	-		(3,378)
Credit contracts	-	(2,099)	(3,355)	-		(5,454)
Other derivative contracts	-	-	(117)	-		(117)
Netting	-	-	-	89,990	(5)	89,990
Total derivative liabilities (6)	(264)	(100,618)	(4,576)	89,990		(15,468)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(3,820)	(919)	-	-		(4,739)
Securities of U.S. states and political subdivisions	-	(2)	-	-		(2)
Corporate debt securities	-	(4,112)	-	-		(4,112)
Equity securities	(944)	(298)	-	-		(1,242)
Other securities	-	(737)	-	-		(737)
Total short sale liabilities	(4,764)	(6,068)	-	-		(10,832)
Other liabilities	-	(98)	(44)	-		(142)
Total liabilities recorded at fair value	$(5,028)	(106,784)	(4,620)	89,990		(26,442)

(1)	Includes collateralized loan obligations of $583 million that are classified as trading assets.
(2)	Balances consist of securities that are predominantly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.
(3)	Includes collateralized loan obligations of $8.1 billion that are classified as securities available for sale.
(4)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 for additional information.
(5)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(6)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

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

All current period transfers into and out of Level 1, Level 2, and Level 3 are provided within the below table. The amounts reported as transfers represent the fair value as of the beginning of the quarter in which the transfer occurred.

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total

Quarter ended June 30, 2012
Trading securities	$-	-	-	-	-	-	-
Securities available for sale (2)	-	-	3,943	(14)	14	(3,943)	-
Mortgages held for sale	-	-	64	(84)	84	(64)	-
Net derivative assets and liabilities	-	-	1	-	-	(1)	-

Total transfers	$-	-	4,008	(98)	98	(4,008)	-

Six months ended June 30, 2012
Trading securities	$-	-	10	(14)	14	(10)	-
Securities available for sale (2)	-	-	4,036	(57)	57	(4,036)	-
Mortgages held for sale	-	-	150	(171)	171	(150)	-
Net derivative assets and liabilities	-	-	13	8	(8)	(13)	-

Total transfers	$-	-	4,209	(234)	234	(4,209)	-

(1)	All transfers in and out of Level 3 are disclosed within the recurring level 3 rollforward table in this Note.
(2)	Includes $3.9 billion of securities of U.S. states and political subdivisions that we transferred from Level 3 to Level 2 during the second quarter as a result of increased use of observable market data in the valuation of such instruments. This transfer was done in conjunction with a change in our valuation technique from an internal model based upon unobservable inputs to third party vendor pricing based upon market observable data.

For the first half of 2011, there were no significant transfers between Levels 1 and 2. We transferred $609 million of debt securities available for sale from Level 3 to Level 2 due to an increase in the volume of trading activity for certain securities, which resulted in increased occurrences of observable market prices.

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2012, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in net
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Quarter ended June 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$103	-	-	(45)	-	-	58	-
Collateralized debt obligations	1,539	1	-	(267)	-	-	1,273	(11)
Corporate debt securities	132	(2)	-	(74)	-	-	56	(1)
Mortgage-backed securities	54	4	-	35	-	-	93	2
Asset-backed securities	164	17	-	(2)	-	-	179	12
Equity securities	3	1	-	(1)	-	-	3	-
Total trading securities	1,995	21	-	(354)	-	-	1,662	2
Other trading assets	108	(17)	-	-	-	-	91	(11)
Total trading assets (excluding derivatives)	2,103	4	-	(354)	-	-	1,753	(9	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	12,514	(1)	30	863	-	(3,901)	9,505	(3)
Mortgage-backed securities:
Residential	58	11	10	(34)	1	(31)	15	-
Commercial	232	1	(1)	(43)	-	-	189	(1)
Total mortgage-backed securities	290	12	9	(77)	1	(31)	204	(1)
Corporate debt securities	308	(2)	(16)	(4)	-	-	286	-
Collateralized debt obligations	9,163	28	(6)	(38)	-	-	9,147	-
Asset-backed securities:
Auto loans and leases	6,913	2	(13)	(696)	-	-	6,206	-
Home equity loans	257	4	(4)	(2)	13	(11)	257	(4)
Other asset-backed securities	2,869	(26)	5	226	-	-	3,074	(16)
Total asset-backed securities	10,039	(20)	(12)	(472)	13	(11)	9,537	(20)
Total debt securities	32,314	17	5	272	14	(3,943)	28,679	(24	)(4)
Marketable equity securities:
Perpetual preferred securities	1,173	40	(32)	(254)	-	-	927	-
Other marketable equity securities	3	1	-	(2)	-	-	2	-
Total marketable equity securities	1,176	41	(32)	(256)	-	-	929	-	(5)
Total securities available for sale	33,490	58	(27)	16	14	(3,943)	29,608	(24)
Mortgages held for sale	3,330	1	-	(23)	84	(64)	3,328	1	(6)
Loans	25	-	-	(1)	-	-	24	-
Mortgage servicing rights	13,578	(2,343)	-	846	-	-	12,081	(1,631	)(6)
Net derivative assets and liabilities:
Interest rate contracts	335	2,528	-	(1,957)	-	-	906	778
Commodity contracts	(14)	22	-	(4)	-	-	4	9
Equity contracts	(180)	51	-	(140)	-	-	(269)	(505)
Foreign exchange contracts	16	(25)	-	11	-	(1)	1	(15)
Credit contracts	(1,753)	(60)	-	156	-	-	(1,657)	(7)
Other derivative contracts	(66)	(40)	-	-	-	-	(106)	-
Total derivative contracts	(1,662)	2,476	-	(1,934)	-	(1)	(1,121)	260	(7)
Other assets	228	7	-	(10)	-	-	225	5	(3)
Short sale liabilities	-	-	-	(9)	-	-	(9)	-	(3)
Other liabilities (excluding derivatives)	(42)	(3)	-	(200)	-	-	(245)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2012.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$9	(54)	-	-	(45)
Collateralized debt obligations	181	(448)	-	-	(267)
Corporate debt securities	70	(144)	-	-	(74)
Mortgage-backed securities	41	(6)	-	-	35
Asset-backed securities	26	(16)	-	(12)	(2)
Equity securities	1	(2)	-	-	(1)

Total trading securities	328	(670)	-	(12)	(354)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	328	(670)	-	(12)	(354)
Securities available for sale:
Securities of U.S. states and
political subdivisions	978	(2)	312	(425)	863
Mortgage-backed securities:
Residential	1	(34)	-	(1)	(34)
Commercial	10	-	-	(53)	(43)

Total mortgage-backed securities	11	(34)	-	(54)	(77)
Corporate debt securities	-	-	-	(4)	(4)
Collateralized debt obligations	665	(185)	-	(518)	(38)
Asset-backed securities:
Auto loans and leases	205	-	147	(1,048)	(696)
Home equity loans	-	(2)	-	-	(2)
Other asset-backed securities	503	(68)	425	(634)	226

Total asset-backed securities	708	(70)	572	(1,682)	(472)

Total debt securities	2,362	(291)	884	(2,683)	272
Marketable equity securities:
Perpetual preferred securities	-	-	-	(254)	(254)
Other marketable equity securities	-	(1)	-	(1)	(2)

Total marketable equity securities	-	(1)	-	(255)	(256)

Total securities available for sale	2,362	(292)	884	(2,938)	16
Mortgages held for sale	144	-	-	(167)	(23)
Loans	-	-	-	(1)	(1)
Mortgage servicing rights	-	(293)	1,139	-	846
Net derivative assets and liabilities:
Interest rate contracts	-	1	-	(1,958)	(1,957)
Commodity contracts	(5)	7	-	(6)	(4)
Equity contracts	(11)	(17)	-	(112)	(140)
Foreign exchange contracts	-	-	-	11	11
Credit contracts	(6)	3	-	159	156
Other derivative contracts	-	-	-	-	-
Total derivative contracts	(22)	(6)	-	(1,906)	(1,934)
Other assets	14	-	-	(24)	(10)
Short sale liabilities	-	(9)	-	-	(9)
Other liabilities (excluding derivatives)	-	8	(208)	-	(200)

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2011, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in net
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Quarter ended June 30, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$130	3	-	2	-	-	135	-
Collateralized debt obligations	1,910	(10)	-	(88)	-	(11)	1,801	(33)
Corporate debt securities	97	1	-	5	-	-	103	1
Mortgage-backed securities	144	-	-	83	3	(7)	223	-
Asset-backed securities	252	27	-	(87)	-	(11)	181	30
Equity securities	32	1	-	(29)	-	-	4	(1)
Total trading securities	2,565	22	-	(114)	3	(29)	2,447	(3)
Other trading assets	144	1	-	(1)	-	-	144	9
Total trading assets (excluding derivatives)	2,709	23	-	(115)	3	(29)	2,591	6	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	5,030	3	(20)	1,682	-	-	6,695	(9)
Mortgage-backed securities:
Residential	10	(3)	2	(1)	1	(3)	6	(3)
Commercial	281	4	(12)	13	-	(4)	282	(2)
Total mortgage-backed securities	291	1	(10)	12	1	(7)	288	(5)
Corporate debt securities	494	37	29	(48)	5	-	517	-
Collateralized debt obligations	5,616	84	(12)	1,536	8	-	7,232	-
Asset-backed securities:
Auto loans and leases	4,244	1	4	(349)	-	-	3,900	-
Home equity loans	98	(5)	(5)	(1)	29	(40)	76	(9)
Other asset-backed securities	3,411	3	(7)	(259)	-	(519)	2,629	-
Total asset-backed securities	7,753	(1)	(8)	(609)	29	(559)	6,605	(9)
Total debt securities	19,184	124	(21)	2,573	43	(566)	21,337	(23	)(4)
Marketable equity securities:
Perpetual preferred securities	1,989	71	(8)	(507)	-	-	1,545	-
Other marketable equity securities	35	-	1	-	-	-	36	-
Total marketable equity securities	2,024	71	(7)	(507)	-	-	1,581	-	(5)
Total securities available for sale	21,208	195	(28)	2,066	43	(566)	22,918	(23)
Mortgages held for sale	3,314	41	-	4	77	(76)	3,360	40	(6)
Loans	98	3	-	(101)	-	-	-	-	(6)
Mortgage servicing rights	15,648	(1,610)	-	740	-	-	14,778	(1,075	)(6)
Net derivative assets and liabilities:
Interest rate contracts	299	884	-	(944)	-	1	240	(147)
Commodity contracts	(3)	-	-	-	-	1	(2)	-
Equity contracts	(225)	46	-	5	(4)	(8)	(186)	6
Foreign exchange contracts	23	6	-	(4)	-	-	25	2
Credit contracts	(1,151)	128	-	(80)	-	(2)	(1,105)	(70)
Other derivative contracts	(18)	(16)	-	1	-	-	(33)	-
Total derivative contracts	(1,075)	1,048	-	(1,022)	(4)	(8)	(1,061)	(209	)(7)
Other assets	311	6	-	(17)	-	-	300	8	(3)
Short sale liabilities
(corporate debt securities)	(106)	-	-	106	-	-	-	3	(3)
Other liabilities (excluding derivatives)	(136)	-	-	99	-	-	(37)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

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

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in net
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers Into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Six months ended June 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$53	-	-	5	-	-	58	(1)
Collateralized debt obligations	1,582	18	-	(327)	-	-	1,273	(16)
Corporate debt securities	97	(2)	-	(39)	-	-	56	(2)
Mortgage-backed securities	108	3	-	(8)	-	(10)	93	(2)
Asset-backed securities	190	28	-	(53)	14	-	179	16
Equity securities	4	1	-	(2)	-	-	3	-
Total trading securities	2,034	48	-	(424)	14	(10)	1,662	(5)
Other trading assets	115	(24)	-	-	-	-	91	(11)
Total trading assets (excluding derivatives)	2,149	24	-	(424)	14	(10)	1,753	(16	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	11,516	(5)	194	1,701	-	(3,901)	9,505	(10)
Mortgage-backed securities:
Residential	61	11	11	(35)	28	(61)	15	(1)
Commercial	232	(14)	21	(50)	-	-	189	(17)
Total mortgage-backed securities	293	(3)	32	(85)	28	(61)	204	(18)
Corporate debt securities	295	3	(5)	(8)	1	-	286	-
Collateralized debt obligations	8,599	85	177	286	-	-	9,147	-
Asset-backed securities:
Auto loans and leases	6,641	3	7	(445)	-	-	6,206	-
Home equity loans	282	11	14	(3)	27	(74)	257	(4)
Other asset-backed securities	2,863	(23)	62	171	1	-	3,074	(21)
Total asset-backed securities	9,786	(9)	83	(277)	28	(74)	9,537	(25)
Total debt securities	30,489	71	481	1,617	57	(4,036)	28,679	(53	)(4)
Marketable equity securities:
Perpetual preferred securities	1,344	71	(24)	(464)	-	-	927	-
Other marketable equity securities	23	1	(15)	(7)	-	-	2	-
Total marketable equity securities	1,367	72	(39)	(471)	-	-	929	-	(5)
Total securities available for sale	31,856	143	442	1,146	57	(4,036)	29,608	(53)
Mortgages held for sale	3,410	(34)	-	(69)	171	(150)	3,328	(30	)(6)
Loans	23	-	-	1	-	-	24	-	(6)
Mortgage servicing rights	12,603	(3,144)	-	2,622	-	-	12,081	(1,789	)(6)
Net derivative assets and liabilities:
Interest rate contracts	609	3,686	-	(3,389)	-	-	906	776
Commodity contracts	-	23	-	(11)	(8)	-	4	13
Equity contracts	(75)	(44)	-	(137)	-	(13)	(269)	(629)
Foreign exchange contracts	(7)	2	-	6	-	-	1	8
Credit contracts	(1,998)	111	-	230	-	-	(1,657)	56
Other derivative contracts	(117)	11	-	-	-	-	(106)	-
Total derivative contracts	(1,588)	3,789	-	(3,301)	(8)	(13)	(1,121)	224	(7)
Other assets	244	4	-	(23)	-	-	225	(2	)(3)
Short sale liabilities	-	-	-	(9)	-	-	(9)	-	(3)
Other liabilities (excluding derivatives)	(44)	(2)	-	(199)	-	-	(245)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$68	(63)	-	-	5
Collateralized debt obligations	371	(698)	-	-	(327)
Corporate debt securities	151	(190)	-	-	(39)
Mortgage-backed securities	44	(52)	-	-	(8)
Asset-backed securities	98	(127)	-	(24)	(53)
Equity securities	1	(3)	-	-	(2)

Total trading securities	733	(1,133)	-	(24)	(424)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	733	(1,133)	-	(24)	(424)
Securities available for sale:
Securities of U.S. states and	1,560	(2)	900	(757)	1,701
political subdivisions
Mortgage-backed securities:
Residential	1	(34)	-	(2)	(35)
Commercial	10	-	-	(60)	(50)

Total mortgage-backed securities	11	(34)	-	(62)	(85)
Corporate debt securities	-	-	-	(8)	(8)
Collateralized debt obligations	1,215	(185)	-	(744)	286
Asset-backed securities:
Auto loans and leases	2,040	-	310	(2,795)	(445)
Home equity loans	-	(2)	-	(1)	(3)
Other asset-backed securities	902	(94)	760	(1,397)	171

Total asset-backed securities	2,942	(96)	1,070	(4,193)	(277)

Total debt securities	5,728	(317)	1,970	(5,764)	1,617
Marketable equity securities:
Perpetual preferred securities	-	-	-	(464)	(464)
Other marketable equity securities	-	(5)	-	(2)	(7)

Total marketable equity securities	-	(5)	-	(466)	(471)

Total securities available for sale	5,728	(322)	1,970	(6,230)	1,146
Mortgages held for sale	255	-	-	(324)	(69)
Loans	2	-	-	(1)	1
Mortgage servicing rights	-	(293)	2,915	-	2,622
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	(3,389)	(3,389)
Commodity contracts	-	-	-	(11)	(11)
Equity contracts	104	(182)	-	(59)	(137)
Foreign exchange contracts	-	-	-	6	6
Credit contracts	(5)	2	-	233	230
Other derivative contracts	-	-	-	-	-
Total derivative contracts	99	(180)	-	(3,220)	(3,301)
Other assets	17	-	-	(40)	(23)
Short sale liabilities	-	(9)	-	-	(9)
Other liabilities (excluding derivatives)	(1)	10	(208)	-	(199)

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in net
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Six months ended June 30, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$5	5	-	87	38	-	135	1
Collateralized debt obligations	1,915	3	-	(105)	-	(12)	1,801	(37)
Corporate debt securities	166	(1)	-	(62)	-	-	103	1
Mortgage-backed securities	117	5	-	101	7	(7)	223	-
Asset-backed securities	366	36	-	(100)	-	(121)	181	39
Equity securities	34	-	-	(31)	1	-	4	(3)
Total trading securities	2,603	48	-	(110)	46	(140)	2,447	1
Other trading assets	136	7	-	1	-	-	144	26
Total trading assets (excluding derivatives)	2,739	55	-	(109)	46	(140)	2,591	27	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	4,564	5	49	2,077	-	-	6,695	(7)
Mortgage-backed securities:
Residential	20	(3)	1	1	7	(20)	6	(4)
Commercial	217	(4)	58	15	-	(4)	282	(4)
Total mortgage-backed securities	237	(7)	59	16	7	(24)	288	(8)
Corporate debt securities	433	39	38	1	6	-	517	-
Collateralized debt obligations	4,778	137	141	2,168	8	-	7,232	-
Asset-backed securities:
Auto loans and leases	6,133	2	(35)	(2,200)	-	-	3,900	-
Home equity loans	112	(3)	(4)	(2)	39	(66)	76	(10)
Other asset-backed securities	3,150	(2)	48	(97)	49	(519)	2,629	-
Total asset-backed securities	9,395	(3)	9	(2,299)	88	(585)	6,605	(10)
Other debt securities	85	-	-	(85)	-	-	-	-
Total debt securities	19,492	171	296	1,878	109	(609)	21,337	(25	)(4)
Marketable equity securities:
Perpetual preferred securities	2,434	139	(2)	(1,026)	-	-	1,545	-
Other marketable equity securities	32	-	1	3	-	-	36	-
Total marketable equity securities	2,466	139	(1)	(1,023)	-	-	1,581	-	(5)
Total securities available for sale	21,958	310	295	855	109	(609)	22,918	(25)
Mortgages held for sale	3,305	9	-	46	149	(149)	3,360	13	(6)
Loans	309	13	-	(322)	-	-	-	-	(6)
Mortgage servicing rights	14,467	(1,691)	-	2,002	-	-	14,778	(576	)(6)
Net derivative assets and liabilities:
Interest rate contracts	77	1,290	-	(1,129)	1	1	240	(197)
Commodity contracts	(1)	-	-	1	(3)	1	(2)	-
Equity contracts	(225)	46	-	11	(4)	(14)	(186)	35
Foreign exchange contracts	9	27	-	(11)	-	-	25	12
Credit contracts	(1,017)	42	-	(128)	-	(2)	(1,105)	(99)
Other derivative contracts	(35)	1	-	1	-	-	(33)	-
Total derivative contracts	(1,192)	1,406	-	(1,255)	(6)	(14)	(1,061)	(249	)(7)
Other assets	314	8	-	(22)	-	-	300	9	(3)
Short sale liabilities
(corporate debt securities)	-	1	-	(1)	-	-	-	1	(3)
Other liabilities (excluding derivatives)	(344)	(9)	-	316	-	-	(37)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

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

Note 13: Fair Values of Assets and Liabilities (continued)

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

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input		Range of Inputs		Weighted Average (1)
June 30, 2012
Trading and available for sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$8,940		Discounted cash flow	Discount rate		0.4 - 3.5%		1.2
Auction rate securities	623		Discounted cash flow	Discount rate		0.5 - 14.0		4.4
				Weighted average life		0.1 - 10.8	yrs	3.1
Collateralized debt obligations (2)	1,875		Market comparable pricing	Comparability adjustment		(26.5) - 25.0%		(0.2)
	8,545		Vendor priced
Asset-backed securities:
Auto loans and leases	6,206		Discounted cash flow	Default rate		2.1 - 14.6		4.4
				Discount rate		0.7 - 1.8		1.2
				Loss severity		50.0 - 66.7		52.9
				Prepayment rate		0.5 - 1.0		0.7
Other asset-backed securities:
Dealer floor plan	1,067		Discounted cash flow	Discount rate		0.8 - 2.3		2.0
Other commercial and consumer	1,908	(3)	Discounted cash flow	Discount rate		0.7 - 12.5		3.1
				Weighted average life		0.5 - 10.8	yrs	3.3
	278		Vendor priced
Marketable equity securities: perpetual preferred	927	(4)	Discounted cash flow	Discount rate		4.6 - 9.5%		6.2
				Weighted average life		1.0 - 10.0	yrs	5.1
Mortgages held for sale (residential)	3,328		Discounted cash flow	Default rate		1.0 - 16.1%		7.4
				Discount rate		3.5 - 7.0		5.3
				Loss severity		1.1 - 40.4		29.3
				Prepayment rate		1.0 - 14.9		5.7
Mortgage servicing rights (residential)	12,081		Discounted cash flow	Cost to service per loan	(5)	$85 - 950		214
				Discount rate		6.4 - 10.6%		7.3
				Prepayment rate	(6)	7.5 - 23.7		15.9
Net derivative assets and (liabilities):
Interest rate contracts	136		Discounted cash flow	Default rate		0.0 - 20.0		5.4
				Loss severity		50.0 - 76.6		51.7
				Prepayment rate		8.0 - 25.7		15.2
Interest rate contracts: derivative loan commitments	770		Discounted cash flow	Fall-out factor		1.0 - 99.0		23.4
				Initial-value servicing		(12.9) - 129.6	bps	72.6
Equity contracts	(269)		Option model	Correlation factor		16.9 - 80.0%		68.0
				Volatility factor		10.0 - 73.4		29.0
Credit contracts	(1,665)		Market comparable pricing	Comparability adjustment		(36.8) - 23.5		(1.5)
	8		Option model	Credit spread		0.0 - 29.8		4.1
				Loss severity		15.0 - 87.5		47.8
Insignificant Level 3 assets, net of liabilities	886	(7)
Total level 3 assets, net of liabilities	$45,644	(8)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.
(2)	Includes $9.2 billion of collateralized loan obligations.
(3)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.
(4)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.
(5)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $85-$490.
(6)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(7)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, asset-backed securities backed by home equity loans, other marketable equity securities, loans, other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.
(8)	Consists of total Level 3 assets of $50.0 billion and total Level 3 liabilities of $4.3 billion, before netting of derivative balances.

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

—	Fall-out factor – is the expected percentage of loans associated with our interest rate lock commitment portfolio that are likely of not funding.
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
—

Weighted average life – is the weighted average number of years an investment is expected to remain outstanding, based on its expected cash flows reflecting the estimated date the issuer will call or extend the maturity of the instrument or otherwise reflecting an estimate of the timing of an instrument’s cash flows whose timing is not contractually fixed.

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

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first half of 2012, and year ended December 31, 2011, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets or portfolios at period end.

	June 30, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	1,146	1,331	2,477	—	1,019	1,166	2,185
Loans held for sale	—	17	—	17	—	86	—	86
Loans:
Commercial	—	1,278	1	1,279	—	1,501	13	1,514
Consumer	—	2,840	2	2,842	—	4,163	4	4,167
Total loans (2)	—	4,118	3	4,121	—	5,664	17	5,681
Mortgage servicing rights (amortized)	—	—	—	—	—	—	293	293
Other assets (3)	—	565	50	615	—	537	67	604

(1)	Predominantly real estate 1-4 family first mortgage loans.
(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Includes the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement.

	Six months ended June 30,
(in millions)	2012	2011
Mortgages held for sale (LOCOM)	$38	8
Loans held for sale	1	—
Loans:
Commercial	(471)	(684)
Consumer (1)	(2,153)	(2,929)
Total loans	(2,624)	(3,613)
Mortgage servicing rights (amortized)	—	(7)
Other assets (2)	(179)	(164)
Total	$(2,764)	(3,776)

(1)	Represents write-downs of loans based on the appraised value of the collateral.
(2)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Note 13: Fair Values of Assets and Liabilities (continued)

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

($ in millions)	Fair value Level 3		Valuation technique(s) (1)	Significant unobservable input (1)		Range of inputs	Weighted average (2)
June 30, 2012
Residential mortgages held for sale (LOCOM)	$1,134	(3)	Discounted cash flow	Default rate	(4)	4.8 - 22.3%	11.9%
				Discount rate		4.2 - 12.7	11.0
				Loss severity		3.0 - 44.7	6.2
				Prepayment rate	(5)	1.0 - 100.0	68.2
Commercial mortgages held for sale (LOCOM)	197		Discounted cash flow	Discount rate	(6)	4.8	4.8
Insignificant level 3 assets	53
Total	$1,384

(1)	Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.
(2)	Weighted averages are calculated using outstanding unpaid principal balance of the loans.
(3)	Consists of approximately $1.0 billion government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitization and $111 million of other mortgage loans which are not government insured/guaranteed.
(4)	Applies only to non-government insured/guaranteed loans.
(5)	Includes the impact on prepayment rate of expected defaults for the government insured/guaranteed loans, which impacts the frequency and timing of early resolution of loans.
(6)	Includes expectations about future defaults and loss severity upon default associated with the loan’s contractual cash flows.

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

(in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
June 30, 2012
Offshore funds	$384	-	Daily -Annually	1 -180 days
Funds of funds	1	-	Quarterly	90 days
Hedge funds	19	-	Daily -Annually	5 - 95 days
Private equity funds	913	221	N/A	N/A
Venture capital funds	85	22	N/A	N/A
Total	$1,402	243

December 31, 2011
Offshore funds	$352	-	Daily - Annually	1 - 180 days
Funds of funds	1	-	Quarterly	90 days
Hedge funds	22	-	Daily - Annually	5 - 95 days
Private equity funds	976	240	N/A	N/A
Venture capital funds	83	28	N/A	N/A

Total	$1,434	268

N/A - Not applicable

Offshore funds primarily invest in investment grade European fixed-income securities. Redemption restrictions are in place for these investments with a fair value of $206 million and $200 million at June 30, 2012 and December 31, 2011, respectively, due to lock-up provisions that will remain in effect until October 2015.

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

We elected to measure certain LHFS portfolios at fair value in conjunction with customer accommodation activities, to better align the measurement basis of the assets held with our management objectives given the trading nature of these portfolios. In addition, we elected to measure at fair value certain letters of credit that are hedged with derivative instruments to better reflect the economics of the transactions. These letters of credit are included in trading account assets or liabilities.

Loans that we measure at fair value consist of reverse mortgage loans previously transferred under a GNMA reverse mortgage securitization program accounted for as a secured borrowing. Before the transfer, they were classified as MHFS measured at fair value and, as such, remain carried on our balance sheet under the fair value option.

Similarly, we may elect fair value option for the assets and liabilities of certain consolidated VIEs. This option is generally elected for newly consolidated VIEs for which predominantly all of our interests, prior to consolidation, are carried at fair value with changes in fair value recorded to earnings. Accordingly, such an election allows us to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

The following table reflects the differences between fair value carrying amount of certain assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

	June 30, 2012			December 31, 2011
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal

Mortgages held for sale:
Total loans	$46,621	45,334	1,287 (1)	44,791	43,687	1,104 (1)
Nonaccrual loans	278	643	(365)	265	584	(319)
Loans 90 days or more past due and still accruing	47	58	(11)	44	56	(12)
Loans held for sale:
Total loans	730	761	(31)	1,176	1,216	(40)
Nonaccrual loans	17	23	(6)	25	39	(14)
Loans:
Total loans	6,083	5,582	501	5,916	5,441	475
Nonaccrual loans	67	64	3	32	32	-
Long-term debt	(208)	(1,679)	1,471 (2)	-	-	-

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.
(2)	Represents collateralized, non-recourse debt securities issued by certain of our consolidated securitization VIEs that are held by third party investors. To the extent cash flows from the underlying collateral is not sufficient to pay the unpaid principal amount of the debt, those third party investors absorb losses.

The assets and liabilities accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets and liabilities measured at fair value are shown, by income statement line item, below.

	2012			2011
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income

Quarter ended June 30,
Mortgages held for sale	$2,526	-	-	1,199	-	-
Loans held for sale	-	-	6	-	-	12
Loans	-	-	(15)	3	-	-
Long-term debt	-	-	(4)	(1)	-	-
Other interests held	-	(15)	(8)	-	-	14

Six months ended June 30,
Mortgages held for sale	$4,321	-	1	1,857	-	-
Loans held for sale	-	-	19	-	-	21
Loans	-	-	27	13	-	-
Long-term debt	-	-	(4)	(11)	-	-
Other interests held	-	(24)	15	-	-	24

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

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$(52)	(12)	(91)	(71)
Loans held for sale	6	12	19	21

Total	$(46)	-	(72)	(50)

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

	June 30, 2012					December 31, 2011
		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total	Carrying amount	Estimated fair value
Financial assets
Cash and due from banks (1)	$16,811	16,811	-	-	16,811	19,440	19,440
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	74,635	3,156	71,479	-	74,635	44,367	44,367
Mortgages held for sale (2)	3,841	-	1,848	2,007	3,855	3,566	3,566
Loans held for sale (2)	123	-	109	15	124	162	176
Loans, net (3)	738,157	-	55,573	682,083	737,656	731,308	723,867
Nonmarketable equity investments (cost method)	8,123	-	4	9,439	9,443	8,061	8,490

Financial liabilities
Deposits	928,933	-	858,918	71,280	930,198	920,070	921,803
Short-term borrowings (1)	56,023	-	56,023	-	56,023	49,091	49,091
Long-term debt (4)	124,686	-	106,976	20,338	127,314	125,238	126,484

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.
(2)	Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which election of the fair value option was made.
(3)	Loans exclude balances for which the fair value option was elected. Loans exclude lease financing with a carrying amount of $12.7 billion and $13.1 billion at June 30, 2012 and December 31, 2011, respectively.
(4)	The carrying amount and fair value exclude balances for which the fair value option was elected and obligations under capital leases of $90 million and $116 million at June 30, 2012 and December 31, 2011, respectively. The Level 2 fair values have been reclassified from Level 3 at March 31, 2012, as a result of reconsideration of the significance of the observable inputs to the valuation.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $451 million and $495 million at June 30, 2012 and December 31, 2011, respectively.

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

June 30, 2012 and December 31, 2011

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

	June 30, 2012 and December 31, 2011
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

Note 14: Preferred Stock (continued)

In the first half of 2012, we redeemed $2.7 billion of trust preferred securities. See Note 7 for additional information on our trust preferred securities. We do not have a commitment to issue Series G or H preferred stock.

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

	Shares issued and outstanding		Carrying value		Adjustable
	June. 30,	Dec. 31,	June. 30,	Dec. 31,	dividend rate
(in millions, except shares)	2012	2011	2012	2011	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2012	439,972	-	$440	-	10.00%	11.00
2011	284,080	370,280	284	370	9.00	10.00
2010	203,361	231,361	204	232	9.50	10.50
2008	75,154	89,154	75	89	10.50	11.50
2007	55,414	68,414	56	69	10.75	11.75
2006	35,112	46,112	35	46	10.75	11.75
2005	19,092	30,092	19	30	9.75	10.75
2004	9,115	17,115	9	17	8.50	9.50
2003	-	6,231	-	6	8.50	9.50

Total ESOP Preferred Stock (1)	1,121,300	858,759	$1,122	859

Unearned ESOP shares (2)			$(1,216)	(926)

(1)	At June 30, 2012, and December 31, 2011, additional paid-in capital included $94 million and $67 million, respectively, related to preferred stock.
(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 15: Employee Benefits

We sponsor a noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of

Wells Fargo; the benefits earned under the Cash Balance Plan were frozen effective July 1, 2009.

The net periodic benefit cost was:

	2012			2011
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits

Quarter ended June 30,
Service cost	$1	-	3	2	-	4
Interest cost	128	8	15	130	8	18
Expected return on plan assets	(163)	-	(8)	(190)	-	(11)
Amortization of net actuarial loss	33	2	-	22	2	-
Amortization of prior service credit	-	-	-	-	-	(1)
Settlement	-	5	(1)	1	-	-
Net periodic benefit cost (income)	$(1)	15	9	(35)	10	10

Six months ended June 30,
Service cost	$1	-	6	3	-	7
Interest cost	256	16	30	260	17	36
Expected return on plan assets	(325)	-	(17)	(379)	-	(21)
Amortization of net actuarial loss	66	5	-	43	4	-
Amortization of prior service credit	-	-	(1)	-	-	(2)
Settlement	1	5	(1)	3	-	-
Net periodic benefit cost (income)	$(1)	26	17	(70)	21	20

Note 16: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2012	2011	2012	2011

Wells Fargo net income	$4,622	3,948	8,870	7,707
Less: Preferred stock dividends and other (1)	219	220	445	409

Wells Fargo net income applicable to common stock (numerator)	$4,403	3,728	8,425	7,298

Earnings per common share
Average common shares outstanding (denominator)	5,306.9	5,286.5	5,294.9	5,282.7
Per share	$0.83	0.70	1.59	1.38

Diluted earnings per common share
Average common shares outstanding	5,306.9	5,286.5	5,294.9	5,282.7
Add: Stock options	27.3	24.7	26.5	28.8
Restricted share rights	35.7	20.5	32.9	18.4

Diluted average common shares outstanding (denominator)	5,369.9	5,331.7	5,354.3	5,329.9

Per share	$0.82	0.70	1.57	1.37

(1)	Includes preferred stock dividends of $219 million and $220 million for second quarter 2012 and 2011, respectively, and $439 million and $404 million for the first half of 2012 and 2011, respectively.

The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011

Options	56.1	175.0	89.6	147.7

Warrants	39.2	39.4	39.2	39.4

Note 17: Other Comprehensive Income

The components of other comprehensive income (OCI) and the related tax effects were:

	Quarter ended June 30,						Six months ended June 30,
	2012			2011			2012			2011
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	$(56)	21	(35)	5	(2)	3	(46)	17	(29)	29	(11)	18
Reclassification of net gains included in net income	(10)	4	(6)	-	-	-	(10)	4	(6)	-	-	-

Net unrealized gains (losses) arising during the period	(66)	25	(41)	5	(2)	3	(56)	21	(35)	29	(11)	18

Securities available for sale:
Net unrealized gains arising during the period	831	(316)	515	631	(89)	542	2,705	(1,020)	1,685	1,129	(271)	858
Reclassification of net gains included in net income	(23)	14	(9)	(234)	88	(146)	(249)	94	(155)	(183)	69	(114)

Net unrealized gains arising during the period	808	(302)	506	397	(1)	396	2,456	(926)	1,530	946	(202)	744

Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(3)	(4)	(7)	141	(52)	89	39	(16)	23	137	(51)	86
Reclassification of net gains on cash flow hedges included in net income	(99)	37	(62)	(157)	57	(100)	(206)	77	(129)	(313)	117	(196	) (1)

Net unrealized losses arising during the period	(102)	33	(69)	(16)	5	(11)	(167)	61	(106)	(176)	66	(110)

Defined benefit plans adjustment:
Net actuarial losses arising during the period	(12)	5	(7)	(2)	1	(1)	(17)	7	(10)	(3)	1	(2)
Amortization of net actuarial loss and prior service cost included in net income	40	(16)	24	24	(10)	14	76	(29)	47	48	(18)	30

Net gains arising during the period	28	(11)	17	22	(9)	13	59	(22)	37	45	(17)	28

Other comprehensive income	$668	(255)	413	408	(7)	401	2,292	(866)	1,426	844	(164)	680
Less: Other comprehensive income from noncontrolling interests, net of tax			-			-			4			(4)

Wells Fargo other comprehensive income, net of tax			$413			401			1,422			684

(1)	Prior period has been revised to correct previously reported amount.

Cumulative OCI balances were:

(in millions)	Translation adjustments	Securities available for sale	Derivatives and hedging activities	Defined benefit pension plans	Cumulative other comprehensive income
Quarter ended June 30, 2012
Balance, beginning of period	$96	5,433	453	(1,766)	4,216
Net change	(41)	506	(69)	17	413
Less: Other comprehensive income from noncontrolling interests	-	-	-	-	-
Balance, end of period	$55	5,939	384	(1,749)	4,629
Quarter ended June 30, 2011
Balance, beginning of period	$127	5,418	640	(1,164)	5,021
Net change	3	396	(11)	13	401
Less: Other comprehensive income from noncontrolling interests	-	-	-	-	-
Balance, end of period	$130	5,814	629	(1,151)	5,422
Six months ended June 30, 2012
Balance, beginning of period	$90	4,413	490	(1,786)	3,207
Net change	(35)	1,530	(106)	37	1,426
Less: Other comprehensive income from noncontrolling interests	-	4	-	-	4
Balance, end of period	$55	5,939	384	(1,749)	4,629
Six months ended June 30, 2011
Balance, beginning of period	$112	5,066	739	(1,179)	4,738
Net change	18	744	(110)	28	680
Less: Other comprehensive income from noncontrolling interests	-	(4)	-	-	(4)
Balance, end of period	$130	5,814	629	(1,151)	5,422

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

Note 18: Operating Segments (continued)

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
average balances in billions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Quarter ended June 30,
Net interest income (2)	$7,306	7,390	3,347	2,930	698	697	(314)	(339)	11,037	10,678
Provision (reversal of provision)
for credit losses	1,573	1,916	188	(97)	37	62	2	(43)	1,800	1,838
Noninterest income	5,786	5,215	2,770	2,665	2,273	2,396	(577)	(568)	10,252	9,708
Noninterest expense	7,580	7,412	3,113	2,761	2,376	2,486	(672)	(184)	12,397	12,475

Income (loss) before income
tax expense (benefit)	3,939	3,277	2,816	2,931	558	545	(221)	(680)	7,092	6,073
Income tax expense (benefit)	1,313	1,055	932	998	210	206	(84)	(258)	2,371	2,001

Net income (loss) before
noncontrolling interests	2,626	2,222	1,884	1,933	348	339	(137)	(422)	4,721	4,072
Less: Net income from
noncontrolling interests	91	102	3	20	5	2	-	-	99	124

Net income (loss) (3)	$2,535	2,120	1,881	1,913	343	337	(137)	(422)	4,622	3,948

Average loans	$483.9	497.0	270.2	242.9	42.5	43.5	(28.4)	(32.1)	768.2	751.3
Average assets	746.6	747.6	478.4	417.3	160.9	150.7	(64.3)	(64.7)	1,321.6	1,250.9
Average core deposits	586.1	552.0	220.9	190.6	134.2	125.9	(60.6)	(61.0)	880.6	807.5

Six months ended June 30,
Net interest income (2)	$14,632	14,965	6,528	5,648	1,399	1,397	(634)	(681)	21,925	21,329
Provision (reversal of provision)
for credit losses	3,451	3,977	283	37	80	102	(19)	(68)	3,795	4,048
Noninterest income	11,881	10,297	5,622	5,369	4,634	4,850	(1,137)	(1,130)	21,000	19,386
Noninterest expense	15,405	15,034	6,167	5,550	4,923	5,043	(1,105)	(419)	25,390	25,208

Income (loss) before income
tax expense (benefit)	7,657	6,251	5,700	5,430	1,030	1,102	(647)	(1,324)	13,740	11,459
Income tax expense (benefit)	2,606	1,800	1,948	1,860	391	416	(246)	(503)	4,699	3,573

Net income (loss) before
noncontrolling interests	5,051	4,451	3,752	3,570	639	686	(401)	(821)	9,041	7,886
Less: Net income (loss) from
noncontrolling interests	168	151	3	22	-	6	-	-	171	179

Net income (loss) (3)	$4,883	4,300	3,749	3,548	639	680	(401)	(821)	8,870	7,707

Average loans	$485.0	502.7	269.4	238.8	42.5	43.1	(28.5)	(31.9)	768.4	752.7
Average assets	742.5	752.1	473.1	408.1	161.4	150.7	(64.7)	(64.8)	1,312.3	1,246.1
Average core deposits	580.7	550.0	220.9	187.7	134.9	125.7	(60.9)	(61.2)	875.6	802.2

(1)	Includes Wachovia integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing services and products for wealth management customers provided in Community Banking stores.
(2)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.
(3)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.

Note 19: Condensed Consolidating Financial Statements

Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its owned subsidiaries (WFFI).

Condensed Consolidating Statement of Income

(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company

Quarter ended June 30, 2012
Dividends from subsidiaries:
Bank	$3,151	-	-	(3,151)	-
Nonbank	4	-	-	(4)	-
Interest income from loans	-	468	8,855	(81)	9,242
Interest income from subsidiaries	224	-	-	(224)	-
Other interest income	55	15	3,042	-	3,112

Total interest income	3,434	483	11,897	(3,460)	12,354

Deposits	-	-	443	-	443
Short-term borrowings	47	15	155	(197)	20
Long-term debt	498	106	293	(108)	789
Other interest expense	5	-	60	-	65

Total interest expense	550	121	951	(305)	1,317

Net interest income	2,884	362	10,946	(3,155)	11,037
Provision for credit losses	-	117	1,683	-	1,800

Net interest income after provision for credit losses	2,884	245	9,263	(3,155)	9,237

Noninterest income
Fee income – nonaffiliates	-	26	5,849	-	5,875
Other	225	20	4,301	(169)	4,377

Total noninterest income	225	46	10,150	(169)	10,252

Noninterest expense
Salaries and benefits	37	14	7,057	-	7,108
Other	136	89	5,233	(169)	5,289

Total noninterest expense	173	103	12,290	(169)	12,397
Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	2,936	188	7,123	(3,155)	7,092
Income tax expense (benefit)	(450)	67	2,754	-	2,371
Equity in undistributed income of subsidiaries	1,236	-	-	(1,236)	-
Net income (loss) before noncontrolling interests	4,622	121	4,369	(4,391)	4,721
Less: Net income from noncontrolling interests	-	-	99	-	99
Parent, WFFI, Other and Wells Fargo net income (loss)	$4,622	121	4,270	(4,391)	4,622

Quarter ended June 30, 2011
Dividends from subsidiaries:
Bank	$3,103	-	-	(3,103)	-
Nonbank	88	-	-	(88)	-
Interest income from loans	-	551	8,886	(76)	9,361
Interest income from subsidiaries	235	-	-	(235)	-
Other interest income	57	28	2,938	-	3,023
Total interest income	3,483	579	11,824	(3,502)	12,384
Deposits	-	-	594	-	594
Short-term borrowings	60	16	124	(180)	20
Long-term debt	639	142	359	(131)	1,009
Other interest expense	2	-	81	-	83
Total interest expense	701	158	1,158	(311)	1,706
Net interest income	2,782	421	10,666	(3,191)	10,678
Provision for credit losses	-	180	1,658	-	1,838
Net interest income after provision for credit losses	2,782	241	9,008	(3,191)	8,840
Noninterest income
Fee income – nonaffiliates	-	24	6,020	-	6,044
Other	87	26	3,709	(158)	3,664
Total noninterest income	87	50	9,729	(158)	9,708
Noninterest expense
Salaries and benefits	(165)	23	7,061	-	6,919
Other	(218)	155	5,777	(158)	5,556
Total noninterest expense	(383)	178	12,838	(158)	12,475
Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	3,252	113	5,899	(3,191)	6,073
Income tax expense (benefit)	(30)	26	2,005	-	2,001
Equity in undistributed income of subsidiaries	666	-	-	(666)	-
Net income (loss) before noncontrolling interests	3,948	87	3,894	(3,857)	4,072
Less: Net income from noncontrolling interests	-	-	124	-	124
Parent, WFFI, Other and Wells Fargo net income (loss)	$3,948	87	3,770	(3,857)	3,948

Note 19: Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Income

(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company
Six months ended June 30, 2012
Dividends from subsidiaries:
Bank	$6,202	-	-	(6,202)	-
Nonbank	381	-	-	(381)	-
Interest income from loans	-	951	17,635	(147)	18,439
Interest income from subsidiaries	456	-	-	(456)	-
Other interest income	112	30	6,028	-	6,170

Total interest income	7,151	981	23,663	(7,186)	24,609

Deposits	-	-	900	-	900
Short-term borrowings	91	29	304	(388)	36
Long-term debt	1,003	219	612	(215)	1,619
Other interest expense	8	-	121	-	129

Total interest expense	1,102	248	1,937	(603)	2,684

Net interest income	6,049	733	21,726	(6,583)	21,925
Provision for credit losses	-	282	3,513	-	3,795

Net interest income after provision for credit losses	6,049	451	18,213	(6,583)	18,130

Noninterest income
Fee income – nonaffiliates	-	53	11,494	-	11,547
Other	183	46	9,556	(332)	9,453

Total noninterest income	183	99	21,050	(332)	21,000

Noninterest expense
Salaries and benefits	142	37	14,555	-	14,734
Other	222	194	10,572	(332)	10,656

Total noninterest expense	364	231	25,127	(332)	25,390

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	5,868	319	14,136	(6,583)	13,740
Income tax expense (benefit)	(561)	112	5,148	-	4,699
Equity in undistributed income of subsidiaries	2,441	-	-	(2,441)	-

Net income (loss) before noncontrolling interests	8,870	207	8,988	(9,024)	9,041
Less: Net income from noncontrolling interests	-	-	171	-	171

Parent, WFFI, Other and Wells Fargo net income (loss)	$8,870	207	8,817	(9,024)	8,870

Six months ended June 30, 2011
Dividends from subsidiaries:
Bank	$4,695	-	-	(4,695)	-
Nonbank	88	-	-	(88)	-
Interest income from loans	-	1,129	17,818	(199)	18,748
Interest income from subsidiaries	543	-	-	(543)	-
Other interest income	105	57	5,946	-	6,108

Total interest income	5,431	1,186	23,764	(5,525)	24,856

Deposits	-	-	1,209	-	1,209
Short-term borrowings	165	31	311	(461)	46
Long-term debt	1,333	309	752	(281)	2,113
Other interest expense	3	-	156	-	159

Total interest expense	1,501	340	2,428	(742)	3,527

Net interest income	3,930	846	21,336	(4,783)	21,329
Provision for credit losses	-	427	3,621	-	4,048

Net interest income after provision for credit losses	3,930	419	17,715	(4,783)	17,281

Noninterest income
Fee income – nonaffiliates	-	52	11,866	-	11,918
Other	84	50	7,648	(314)	7,468

Total noninterest income	84	102	19,514	(314)	19,386

Noninterest expense
Salaries and benefits	25	50	14,037	-	14,112
Other	(65)	300	11,175	(314)	11,096

Total noninterest expense	(40)	350	25,212	(314)	25,208

Income (loss) before income tax expense (benefit) and equity in undistributed income of subsidiaries	4,054	171	12,017	(4,783)	11,459
Income tax expense (benefit)	(464)	41	3,996	-	3,573
Equity in undistributed income of subsidiaries	3,189	-	-	(3,189)	-

Net income (loss) before noncontrolling interests	7,707	130	8,021	(7,972)	7,886
Less: Net income from noncontrolling interests	-	-	179	-	179

Parent, WFFI, Other and Wells Fargo net income (loss)	$7,707	130	7,842	(7,972)	7,707

Condensed Consolidating Statement of Comprehensive Income

(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company
Quarter ended June 30, 2012
Parent, WFFI, Other and Wells Fargo net income (loss)	$4,622	121	4,270	(4,391)	4,622

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	(35)	(21)	15	(41)
Securities available for sale	4	-	510	(8)	506
Derivatives and hedging activities	9	-	(78)	-	(69)
Defined benefit plans adjustment	22	(4)	(1)	-	17
Equity in other comprehensive income of subsidiaries	378	-	-	(378)	-

Other comprehensive income, net of tax:	413	(39)	410	(371)	413
Less: Other comprehensive income from noncontrolling interests	-	-	-	-	-

Parent, WFFI, Other and Wells Fargo other comprehensive income, net of tax	413	(39)	410	(371)	413

Parent, WFFI, Other and Wells Fargo comprehensive income	5,035	82	4,680	(4,762)	5,035
Comprehensive income from noncontrolling interests	-	-	99	-	99

Total comprehensive income	$5,035	82	4,779	(4,762)	5,134

Quarter ended June 30, 2011
Parent, WFFI, Other and Wells Fargo net income (loss)	$3,948	87	3,770	(3,857)	3,948

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	2	1	-	3
Securities available for sale	(10)	9	397	-	396
Derivatives and hedging activities	(24)	-	13	-	(11)
Defined benefit plans adjustment	13	-	-	-	13
Equity in other comprehensive income of subsidiaries	422	-	-	(422)	-

Other comprehensive income, net of tax:	401	11	411	(422)	401
Less: Other comprehensive income from noncontrolling interests	-	-	-	-	-

Parent, WFFI, Other and Wells Fargo other comprehensive income, net of tax	401	11	411	(422)	401

Parent, WFFI, Other and Wells Fargo comprehensive income	4,349	98	4,181	(4,279)	4,349
Comprehensive income from noncontrolling interests	-	-	124	-	124

Total comprehensive income	$4,349	98	4,305	(4,279)	4,473

Six months ended June 30, 2012
Parent, WFFI, Other and Wells Fargo net income (loss)	$8,870	207	8,817	(9,024)	8,870

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	(29)	(6)	-	(35)
Securities available for sale	45	(6)	1,499	(8)	1,530
Derivatives and hedging activities	12	-	(118)	-	(106)
Defined benefit plans adjustment	43	(2)	(4)	-	37
Equity in other comprehensive income of subsidiaries	1,322	-	-	(1,322)	-

Other comprehensive income, net of tax:	1,422	(37)	1,371	(1,330)	1,426
Less: Other comprehensive income from noncontrolling interests	-	-	4	-	4

Parent, WFFI, Other and Wells Fargo other comprehensive income, net of tax	1,422	(37)	1,367	(1,330)	1,422

Parent, WFFI, Other and Wells Fargo comprehensive income	10,292	170	10,184	(10,354)	10,292
Comprehensive income from noncontrolling interests	-	-	175	-	175

Total comprehensive income	$10,292	170	10,359	(10,354)	10,467

Six months ended June 30, 2011
Parent, WFFI, Other and Wells Fargo net income (loss)	$7,707	130	7,842	(7,972)	7,707

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	11	7	-	18
Securities available for sale	20	10	714	-	744
Derivatives and hedging activities	(7)	-	(103)	-	(110)
Defined benefit plans adjustment	26	1	1	-	28
Equity in other comprehensive income of subsidiaries	645	-	-	(645)	-

Other comprehensive income, net of tax:	684	22	619	(645)	680
Less: Other comprehensive income from noncontrolling interests	-	-	(4)	-	(4)

Parent, WFFI, Other and Wells Fargo other comprehensive income, net of tax	684	22	623	(645)	684

Parent, WFFI, Other and Wells Fargo comprehensive income	8,391	152	8,465	(8,617)	8,391
Comprehensive income from noncontrolling interests	-	-	175	-	175

Total comprehensive income	$8,391	152	8,640	(8,617)	8,566

Note 19: Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheets

(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company
June 30, 2012
Assets
Cash and cash equivalents due from:
Subsidiary banks	$29,447	208	-	(29,655)	-
Nonaffiliates	42	177	91,227	-	91,446
Securities available for sale	2,195	1,716	223,015	(80)	226,846
Mortgages and loans held for sale	-	-	51,315	-	51,315

Loans	6	27,496	766,648	(18,951)	775,199
Loans to subsidiaries:
Bank	3,885	-	-	(3,885)	-
Nonbank	44,289	-	-	(44,289)	-
Allowance for loan losses	-	(1,603)	(16,717)	-	(18,320)

Net loans	48,180	25,893	749,931	(67,125)	756,879

Investments in subsidiaries:
Bank	138,665	-	-	(138,665)	-
Nonbank	18,326	-	-	(18,326)	-
Other assets	8,153	1,386	201,544	(1,365)	209,718

Total assets	$245,008	29,380	1,317,032	(255,216)	1,336,204

Liabilities and equity
Deposits	$-	-	958,588	(29,655)	928,933
Short-term borrowings	1,693	16,268	83,134	(45,072)	56,023
Accrued expenses and other liabilities	6,861	1,647	69,684	(1,365)	76,827
Long-term debt	75,295	9,685	49,048	(9,044)	124,984
Indebtedness to subsidiaries	13,089	-	-	(13,089)	-

Total liabilities	96,938	27,600	1,160,454	(98,225)	1,186,767

Parent, WFFI, Other and Wells Fargo stockholders’ equity	148,070	1,780	155,211	(156,991)	148,070
Noncontrolling interests	-	-	1,367	-	1,367

Total equity	148,070	1,780	156,578	(156,991)	149,437

Total liabilities and equity	$245,008	29,380	1,317,032	(255,216)	1,336,204

December 31, 2011
Assets
Cash and cash equivalents due from:
Subsidiary banks	$19,312	211	-	(19,523)	-
Nonaffiliates	30	355	63,422	-	63,807
Securities available for sale	7,427	1,670	213,516	-	222,613
Mortgages and loans held for sale	-	-	49,695	-	49,695

Loans	6	26,735	759,794	(16,904)	769,631
Loans to subsidiaries:
Bank	3,885	-	-	(3,885)	-
Nonbank	46,987	-	-	(46,987)	-
Allowance for loan losses	-	(1,775)	(17,597)	-	(19,372)

Net loans	50,878	24,960	742,197	(67,776)	750,259

Investments in subsidiaries:
Bank	135,155	-	-	(135,155)	-
Nonbank	17,294	-	-	(17,294)	-
Other assets	7,573	1,255	219,945	(1,280)	227,493

Total assets	$237,669	28,451	1,288,775	(241,028)	1,313,867

Liabilities and equity
Deposits	$-	-	939,593	(19,523)	920,070
Short-term borrowings	759	15,503	79,682	(46,853)	49,091
Accrued expenses and other liabilities	7,052	1,603	70,290	(1,280)	77,665
Long-term debt	77,613	9,746	46,914	(8,919)	125,354
Indebtedness to subsidiaries	12,004	-	-	(12,004)	-

Total liabilities	97,428	26,852	1,136,479	(88,579)	1,172,180

Parent, WFFI, Other and Wells Fargo stockholders’ equity	140,241	1,599	150,850	(152,449)	140,241
Noncontrolling interests	-	-	1,446	-	1,446

Total equity	140,241	1,599	152,296	(152,449)	141,687

Total liabilities and equity	$237,669	28,451	1,288,775	(241,028)	1,313,867

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30,
	2012				2011
(in millions)	Parent	WFFI	Other consolidating subsidiaries/ eliminations	Consolidated Company	Parent	WFFI	Other consolidating subsidiaries/ eliminations	Consolidated Company

Cash flows from operating activities:
Net cash provided by operating activities	$6,285	475	28,621	35,381	7,742	805	20,014	28,561

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	5,435	253	2,595	8,283	257	542	18,002	18,801
Prepayments and maturities	-	91	30,508	30,599	-	85	20,994	21,079
Purchases	(64)	(387)	(38,202)	(38,653)	(4,118)	(686)	(40,321)	(45,125)
Loans:
Loans originated by banking subsidiaries, net of principal collected	-	(242)	(14,184)	(14,426)	-	(10)	(5,793)	(5,803)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	-	-	3,612	3,612	-	-	3,492	3,492
Purchases (including participations) of loans by banking subsidiaries	-	-	(7,584)	(7,584)	-	-	(2,277)	(2,277)
Principal collected on nonbank entities’ loans	-	3,446	8,642	12,088	-	5,455	88	5,543
Loans originated by nonbank entities	-	(2,737)	(8,279)	(11,016)	-	(3,988)	-	(3,988)
Net repayments from (advances to) subsidiaries	2,743	(397)	(2,346)	-	(186)	25	161	-
Capital notes and term loans made to subsidiaries	(1,325)	(1,506)	2,831	-	(1,340)	-	1,340	-
Principal collected on notes/loans made to subsidiaries	1,280	-	(1,280)	-	3,178	-	(3,178)	-
Net decrease (increase) in investment in subsidiaries	(767)	-	767	-	(117)	-	117	-
Net cash paid for acquisitions	-	-	(4,075)	(4,075)	-	-	-	-
Other, net	2	43	(26,592)	(26,547)	14	37	(2,036)	(1,985)

Net cash provided (used) by investing activities	7,304	(1,436)	(53,587)	(47,719)	(2,312)	1,460	(9,411)	(10,263)

Cash flows from financing activities:
Net change in:
Deposits	-	-	8,860	8,860	-	-	5,693	5,693
Short-term borrowings	858	765	4,924	6,547	(432)	1,497	(2,506)	(1,441)
Long-term debt:
Proceeds from issuance	13,164	1,506	2,463	17,133	3,847	513	2,342	6,702
Repayment	(14,024)	(1,491)	(3,606)	(19,121)	(11,363)	(4,228)	(6,100)	(21,691)
Preferred stock:
Proceeds from issuance	-	-	-	-	2,501	-	-	2,501
Cash dividends paid	(439)	-	-	(439)	(404)	-	-	(404)
Common stock:
Proceeds from issuance	1,311	-	-	1,311	801	-	-	801
Repurchased	(2,101)	-	-	(2,101)	(1,072)	-	-	(1,072)
Cash dividends paid	(2,336)	-	-	(2,336)	(1,269)	-	-	(1,269)
Excess tax benefits related to stock option payments	125	-	-	125	64	-	-	64
Net change in noncontrolling interests	-	-	(270)	(270)	-	(11)	(156)	(167)

Net cash provided (used) by financing activities	(3,442)	780	12,371	9,709	(7,327)	(2,229)	(727)	(10,283)

Net change in cash and due from banks	10,147	(181)	(12,595)	(2,629)	(1,897)	36	9,876	8,015
Cash and due from banks at beginning of period	19,342	566	(468)	19,440	30,249	366	(14,571)	16,044

Cash and due from banks at end of period	$29,489	385	(13,063)	16,811	28,352	402	(4,695)	24,059

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

We do not consolidate our wholly-owned trust (the Trust) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trust includable in Tier 1 capital were $4.8 billion at June 30, 2012. Since December 31, 2011, we have redeemed $2.7 billion of trust preferred securities. Under applicable regulatory capital guidelines issued by bank regulatory agencies, upon notice of redemption, the redeemed trust preferred securities no longer qualify as Tier 1 Capital for the Company. This redemption is consistent with the Capital Plan the Company submitted to the Federal Reserve Board and the actions the Company previously announced on March 13, 2012.

Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At June 30, 2012, each seller/servicer met these requirements. Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At June 30, 2012, each of these subsidiaries met these requirements.

The following table presents regulatory capital information for Wells Fargo & Company and Wells Fargo Bank, N.A.

	Wells Fargo & Company		Wells Fargo Bank, N.A.		Well-	Minimum
(in billions, except ratios)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	capitalized ratios (1)	capital ratios (1)

Regulatory capital:
Tier 1	$117.9	114.0	93.8	92.6
Total	149.8	148.5	116.9	117.9

Assets:
Risk-weighted	$1,008.6	1,005.6	927.1	923.2
Adjusted average (2)	1,274.2	1,262.6	1,132.8	1,115.4

Capital ratios:
Tier 1 capital	11.69%	11.33	10.11	10.03	6.00	4.00
Total capital	14.85	14.76	12.61	12.77	10.00	8.00
Tier 1 leverage (2)	9.25	9.03	8.28	8.30	5.00	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.
(2)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

Glossary of Acronyms

ACL	Allowance for credit losses

ALCO	Asset/Liability Management Committee

ARM	Adjustable-rate mortgage

ARS	Auction rate security

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

AVM	Automated valuation model

BCBS	Basel Committee on Bank Supervision

BHC	Bank holding company

CCAR	Comprehensive Capital Analysis and Review

CD	Certificate of deposit

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation

CLTV	Combined loan-to-value

CPP	Capital Purchase Program

CPR	Constant prepayment rate

CRE	Commercial real estate

DOJ	United States Department of Justice

DPD	Days past due

ESOP	Employee Stock Ownership Plan

FAS	Statement of Financial Accounting Standards

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation (credit rating)

FNMA	Federal National Mortgage Association

FRB	Board of Governors of the Federal Reserve System

GAAP	Generally accepted accounting principles

GNMA	Government National Mortgage Association

GSE	Government-sponsored entity

G-SIB	Globally systemic important bank

HAMP	Home Affordability Modification Program

HPI	Home Price Index

HUD	Department of Housing and Urban Development

IFRS	International Financial Reporting Standards

LHFS	Loans held for sale

LIBOR	London Interbank Offered Rate

LOCOM	Lower of cost or market value

LTV	Loan-to-value

MBS	Mortgage-backed security

MHA	Making Home Affordable programs

MHFS	Mortgages held for sale

MSR	Mortgage servicing right

MTN	Medium-term note

NAV	Net asset value

NPA	Nonperforming asset

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PCI Loans	Purchased credit-impaired loans

PTPP	Pre-tax pre-provision profit

RBC	Risk-based capital

ROA	Wells Fargo net income to average total assets

ROE	Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity

SEC	Securities and Exchange Commission

S&P	Standard & Poor’s

SPE	Special purpose entity

TARP	Troubled Asset Relief Program

TDR	Troubled debt restructuring

VA	Department of Veterans Affairs

VaR	Value-at-risk

VIE	Variable interest entity

WFCC	Wells Fargo Canada Corporation

WFFI	Wells Fargo Financial, Inc. and its wholly-owned subsidiaries

156

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this item can be found in Note 11 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.

Item 1A.	Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2012.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be purchased under the authorizations
April	275,904	$33.72	109,385,710
May (2)	18,371,127	32.05	91,014,583
June	34,703,056	31.39	56,311,527
Total	53,350,087

(1)	All shares were repurchased under an authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 18, 2011. Unless modified or revoked by the Board, this authorization does not expire.
(2)	Includes 10,823,038 shares at a weighted-average price paid per share of $32.34 repurchased in a private transaction.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended June 30, 2012.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
April	-	$-	452,547,853
May	-	-	452,547,853
June	35,210	8.32	452,254,979
Total	35,210

(1)	Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, authorization does not expire.

Item 6.	Exhibits

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

Dated: August 7, 2012	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended June 30,		Six months ended June 30,

	2012	2011	2012	2011

Including interest on deposits	5.99	4.31	5.75	4.04
Excluding interest on deposits	8.29	5.94	7.93	5.51

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Quarter ended June 30,		Six months ended June 30,

	2012	2011	2012	2011

Including interest on deposits	4.84	3.64	4.64	3.48
Excluding interest on deposits	6.16	4.66	5.88	4.44

Exhibit Number	Description	Location
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101	XBRL Instance Document	Filed herewith.
101	XBRL Taxonomy Extension Schema Document	Filed herewith.
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.