Form 10-Q
period 2012-09-30
WELLS FARGO & COMPANY/MN
filed 2012-11-06
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐            No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding October 31, 2012
Common stock, $1-2/3 par value	5,264,273,367

FORM 10-Q

CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data

	Quarter ended			% Change Sept. 30, 2012 from		Nine months ended
($ in millions, except per share amounts)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011	% Change

For the Period
Wells Fargo net income	$4,937	4,622	4,055	7%	22	13,807	11,762	17%
Wells Fargo net income applicable to common stock	4,717	4,403	3,839	7	23	13,142	11,137	18
Diluted earnings per common share	0.88	0.82	0.72	7	22	2.45	2.09	17
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.45%	1.41	1.26	3	15	1.39	1.25	11
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	13.38	12.86	11.86	4	13	12.81	11.92	7
Efficiency ratio (1)	57.1	58.2	59.5	(2)	(4)	58.5	61.1	(4)
Total revenue	$21,213	21,289	19,628	-	8	64,138	60,343	6
Pre-tax pre-provision profit (PTPP) (2)	9,101	8,892	7,951	2	14	26,636	23,458	14
Dividends declared per common share	0.22	0.22	0.12	-	83	0.66	0.36	83
Average common shares outstanding	5,288.1	5,306.9	5,275.5	-	-	5,292.7	5,280.2	-
Diluted average common shares outstanding	5,355.6	5,369.9	5,319.2	-	1	5,355.7	5,325.6	1
Average loans	$776,734	768,223	754,544	1	3	771,200	753,293	2
Average assets	1,354,340	1,321,584	1,281,369	2	6	1,326,384	1,257,977	5
Average core deposits (3)	895,374	880,636	836,845	2	7	882,224	813,865	8
Average retail core deposits (4)	630,053	624,329	599,227	1	5	623,671	592,156	5
Net interest margin	3.66%	3.91	3.84	(6)	(5)	3.82	3.96	(4)
At Period End
Securities available for sale	$229,350	226,846	207,176	1	11	229,350	207,176	11
Loans	782,630	775,199	760,106	1	3	782,630	760,106	3
Allowance for loan losses	17,385	18,320	20,039	(5)	(13)	17,385	20,039	(13)
Goodwill	25,637	25,406	25,038	1	2	25,637	25,038	2
Assets	1,374,715	1,336,204	1,304,945	3	5	1,374,715	1,304,945	5
Core deposits (3)	901,075	882,137	849,632	2	6	901,075	849,632	6
Wells Fargo stockholders’ equity	154,679	148,070	137,768	4	12	154,679	137,768	12
Total equity	156,059	149,437	139,244	4	12	156,059	139,244	12
Tier 1 capital (5)	122,741	117,856	110,749	4	11	122,741	110,749	11
Total capital (5)	154,888	149,813	146,147	3	6	154,888	146,147	6
Capital ratios:
Total equity to assets	11.35%	11.18	10.67	2	6	11.35	10.67	6
Risk-based capital (5):
Tier 1 capital	11.50	11.69	11.26	(2)	2	11.50	11.26	2
Total capital	14.51	14.85	14.86	(2)	(2)	14.51	14.86	(2)
Tier 1 leverage (5)	9.40	9.25	8.97	2	5	9.40	8.97	5
Tier 1 common equity (6)	9.92	10.08	9.34	(2)	6	9.92	9.34	6
Common shares outstanding	5,289.6	5,275.7	5,272.2	-	-	5,289.6	5,272.2	-
Book value per common share	$27.10	26.06	24.13	4	12	27.10	24.13	12
Common stock price:
High	36.60	34.59	29.63	6	24	36.60	34.25	7
Low	32.62	29.80	22.58	9	44	27.94	22.58	24
Period end	34.53	33.44	24.12	3	43	34.53	24.12	43
Team members (active, full-time equivalent)	267,000	264,400	263,800	1	1	267,000	263,800	1

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(6)	See the “Capital Management” section in this Report for additional information.

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

Financial Review

Overview

Wells Fargo & Company is a nationwide, diversified, community-based financial services company with $1.4 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 9,000 stores, 12,000 ATMs and the Internet (wellsfargo.com), and we have offices in more than 35 countries to support our customers who conduct business in the global economy. With approximately 265,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 26 on Fortune’s 2012 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at September 30, 2012.

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

Financial Performance

We reported strong financial results in third quarter 2012 including year over year increased net income and revenue,

continued loan and deposit growth, an improved efficiency ratio and continued improvement in underlying credit quality. Our return on assets of 1.45% was up 19 basis points from a year ago, the highest it has been in five years, and our return on equity increased to 13.38%, up 152 basis points from a year ago.

Wells Fargo net income was $4.9 billion and diluted earnings per common share were $0.88 in third quarter 2012, each up 22% from the prior year. Third quarter 2012 was our eleventh consecutive quarter of earnings per share growth. Our increase in net income from third quarter 2011 was driven by higher total revenue resulting primarily from increased noninterest income.

Our total revenue was $21.2 billion in third quarter 2012, up $1.6 billion, or 8%, from the prior year. The 8% year-over-year increase predominantly reflected $974 million in increased mortgage banking income and $971 million in increased net gains from trading activities. The increased mortgage banking income was due to higher net gains on higher mortgage loan origination/sales activities reflecting a lower interest rate environment compared with a year ago. Our unclosed mortgage loan pipeline at September 30, 2012, was a strong $97 billion, up 15% from $84 billion a year ago and down slightly from $102 billion at June 30, 2012, which was the second largest in our history.

Noninterest expense of $12.1 billion in third quarter 2012 increased from $11.7 billion in third quarter 2011. The increase in noninterest expense was primarily driven by increased mortgage banking volume. As announced in second quarter 2011, we have a current company-wide expense management initiative, which is focused on removing unnecessary complexity and eliminating duplication as a way to improve our customers’ experience and the work process of our team members. Our expenses, however, are driven in part by our revenue opportunities. Accordingly, we believe our efficiency ratio, which measures our noninterest expense as a percentage of total revenue, is an appropriate measure of our expense management efforts. Our efficiency ratio of 57.1% in third quarter 2012 improved by 240 basis points from a year ago as a result of higher mortgage banking noninterest income and our continued focus on expenses. We have targeted an efficiency ratio of 55 to 59%, and our efficiency ratio of 57.1% in third quarter 2012 was within this target range and was at its lowest level in 10 quarters. We expect to remain in our targeted range in fourth quarter 2012.

We had strong balance sheet growth in third quarter 2012 with growth in short-term investments, securities available for sale, total loans and average core deposits. Short-term investment balances increased $25.8 billion from second quarter 2012, driven by strong deposit growth, and securities available for sale increased $2.5 billion primarily due to an increase in their fair value as new investments were largely offset by the continued run-off of higher yielding securities. Our non-strategic/liquidating loan portfolios decreased $4.5 billion during the quarter and, excluding the planned runoff of these loans, our core loan portfolios increased $11.9 billion from the prior quarter, driven primarily by retention of $9.8 billion of 1-4 family conforming first mortgage production on the balance sheet. We also plan to retain some of our fourth quarter 2012 production of 1-4 family conforming first mortgage loans. In addition there was growth during the quarter in auto, credit card, private student lending, and commercial and industrial loan balances. Our average core deposits were up $14.7 billion from second quarter 2012 and up $58.5 billion, or 7%, from a year ago. We have grown deposits while reducing our deposit costs for eight consecutive quarters. Our costs on average deposits in third quarter 2012 were 18 basis points, down 7 basis points from the same quarter a year ago. Our average core deposits were 115% of average loans in third quarter 2012, up from 111% a year ago.

Credit Quality

Our credit quality continued to improve during third quarter 2012, as the overall financial condition of businesses and consumers strengthened and the housing market in many areas of the nation improved. Our reported credit metrics in third quarter 2012 were affected by implementation of the guidance in the Office of the Comptroller of the Currency (OCC) update to the Bank Accounting Advisory Series (OCC guidance) issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual troubled debt restructurings (TDRs), regardless of their delinquency status. As of September 30, 2012, only 8% of the performing loans placed on nonaccrual status as a result of the OCC guidance were 30 days or more past due. Implementation of the OCC guidance in third quarter 2012 resulted in the following:

•	$1.4 billion reclassification of performing consumer loans to nonaccrual status;
•	$567 million increase in loan charge-offs; and
•	$4.3 billion of loans classified as TDRs.

Net charge-offs of $2.4 billion during third quarter 2012 were 1.21% (annualized) of average loans, down 16 basis points from 1.37% a year ago. Excluding $567 million in charge-offs resulting from implementation of the OCC guidance, net charge-offs were $1.8 billion or 0.92% (annualized) of average loans.

Nonperforming assets, including the $1.4 billion increase resulting from implementation of the OCC guidance, were $25.3 billion at September 30, 2012. These assets totaled

$26.0 billion at December 31, 2011. The year-to-date decrease in nonperforming assets also included the offsetting impact of our $1.7 billion reclassification of real estate 1-4 family junior lien mortgages to nonaccrual status in first quarter 2012 in accordance with junior lien mortgage industry guidance issued by bank regulators during that quarter.

Loans 90 days or more past due and still accruing (excluding government insured/guaranteed loans) totaled $1.5 billion at September 30, 2012, compared with $2.0 billion at December 31, 2011.

The improvement in our credit portfolio was due in part to the continued decline in balances in our non-strategic/liquidating loan portfolios, which decreased $4.5 billion during the quarter, and $92.1 billion in total since the beginning of 2009, to $98.7 billion at September 30, 2012.

Our $1.6 billion provision for credit losses in third quarter 2012 was $220 million less than a year ago, reflecting continued credit performance improvement in our portfolios. The provision for third quarter 2012 was $767 million lower than net loan charge-offs due to two factors:

•	$567 million increase in net loan charge offs charged directly against the allowance for loan losses from implementation of the OCC guidance; and
•	$200 million allowance for loan losses release due to continued strong underlying credit performance, compared with $400 million in the prior quarter and $800 million a year ago.

See the “Risk Management – Credit Risk Management” section in this Report for more information regarding implementation of the OCC guidance and its effect on our third quarter 2012 credit metrics.

During the last week of October 2012, Hurricane Sandy and related storms caused destruction along the East Coast, including in Connecticut, New Jersey, New York, Pennsylvania, Delaware, Maryland, Virginia and Washington D.C., and resulted in, among other things, property damage for our customers and the closing of many businesses and financial markets. We are currently assessing the impact to our customers and our business as a result of Hurricane Sandy. The financial impact to us is expected to primarily relate to our consumer and commercial real estate loan portfolios and will depend on a number of factors, including, as to our consumer and commercial loan portfolios, the types of loans most affected by the storms, the extent of damage to our collateral, the extent of available insurance coverage, the availability of government assistance for our borrowers, and whether our borrowers’ ability to repay their loans has been diminished. We are actively reviewing our exposure but are currently unable to reasonably estimate the extent of losses we may incur as a result of these storms. Absent significant deterioration in the economy or significant impact of Hurricane Sandy on our loan portfolios, we continue to expect future allowance releases.

Capital

Our capital position remained strong in third quarter 2012, as total equity increased $6.6 billion from second quarter 2012 to $156.1 billion and our Tier I common equity totaled

$105.8 billion under Basel I, or 9.92% of risk-weighted assets. Our other capital ratios also remained strong with a Tier 1 capital ratio of 11.50%, total capital ratio of 14.51% and Tier 1 leverage ratio of 9.40% at September 30, 2012, compared with 11.69%, 14.85% and 9.25%, respectively, at June 30, 2012. The third quarter 2012 Tier 1 and total risk-based capital ratios, and Tier 1 common equity ratio reflected refinements to the risk weighting of certain unused lending commitments that provide for the ability to issue standby letters of credit and commitments to issue standby letters of credit under syndication arrangements where we have an obligation to issue in a lead agent or similar capacity beyond our contractual participation level. While these refinements reduced our Tier 1 common equity ratio under Basel I, they did not affect our estimated Tier 1 common equity ratio under current Basel III capital proposals, which rose to 8.02% at September 30, 2012.

See the “Capital Management” section in this Report for more information regarding our capital, including Tier 1 common equity.

In third quarter 2012 we repurchased approximately 17 million shares of common stock and entered into a forward repurchase contract to repurchase approximately 9 million shares that settled in October 2012. We also paid a quarterly common stock dividend of $0.22 per share.

Earnings Performance

Wells Fargo net income for third quarter 2012 was $4.9 billion ($0.88 diluted earnings per common share) compared with $4.1 billion ($0.72 diluted earnings per common share) for third quarter 2011. Net income for the first nine months of 2012 was $13.8 billion, compared with $11.8 billion for the same period a year ago. Our September 30, 2012, quarterly and nine-month earnings reflected strong execution of our business strategy and growth in many of our businesses. The key drivers of our financial performance in third quarter 2012 were balanced net interest and fee income, diversified sources of fee income, a diversified loan portfolio and strong underlying credit performance.

Revenue, the sum of net interest income and noninterest income, was $21.2 billion in third quarter 2012, compared with $19.6 billion in third quarter 2011. Revenue for the first nine months of 2012 was $64.1 billion, up 6% from a year ago. The increase in revenue for the third quarter and first nine months of 2012 was due to strong growth in noninterest income, predominantly from mortgage banking, and modest growth in net interest income. Mortgage banking revenue in third quarter 2012 increased 53% from a year ago due to higher net gains on higher mortgage loan origination/sales activities reflecting a lower interest rate environment. Mortgage originations were $139 billion in third quarter 2012, a 56% increase from a year ago. The unclosed mortgage pipeline at September 30, 2012, was strong at $97 billion, up from $84 billion a year ago. In addition to mortgage banking, businesses generating double-digit year-over-year revenue growth in third quarter 2012 included capital markets, commercial real estate, corporate trust, asset backed finance, merchant services, mortgage and retail sales finance. Net interest income was $10.7 billion in third quarter 2012, representing 50% of revenue, compared with $10.5 billion (54%) in third quarter 2011. Continued success in generating low-cost deposits enabled us to grow assets by funding loans and securities growth while reducing higher cost long-term debt.

Noninterest income was $10.6 billion in third quarter 2012, representing 50% of revenue, compared with $9.1 billion (46%) in third quarter 2011. Noninterest income was $31.6 billion for the first nine months of 2012 compared with $28.5 billion for the same period a year ago. The increase in noninterest income for the third quarter and first nine months of 2012 was driven primarily by an increase in net gains on higher mortgage loan origination/sales activities.

Noninterest expense was $12.1 billion in third quarter 2012, compared with $11.7 billion in third quarter 2011. Noninterest expense was $37.5 billion for the first nine months of 2012, compared with $36.9 billion for the same period a year ago. The increase in noninterest expense in third quarter 2012 from third quarter 2011 was predominantly due to higher revenue-based commissions and incentive compensation. Our efficiency ratio was 57.1% in third quarter 2012 compared with 59.5% in third quarter 2011, reflecting our expense management efforts and revenue growth.

Net Interest Income

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid on deposits, short-term borrowings and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% federal statutory tax rate.

While the Company believes that it has the ability to increase net interest income over time, net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning asset portfolio and the cost of funding those assets. In addition, some sources of interest income, such as resolutions from purchased credit-impaired (PCI) loans, loan prepayment fees and collection of interest on nonaccrual loans, can vary from period to period.

Net interest income on a taxable-equivalent basis was $10.8 billion and $33.1 billion in the third quarter and first nine months of 2012, up from $10.7 billion and $32.4 billion for the same periods a year ago. The net interest margin was 3.66% and 3.82% for the third quarter and first nine months of 2012, down from 3.84% and 3.96% for the same periods a year ago. The increase in net interest income for both the third quarter and first nine months of 2012, compared with the same periods a year ago, was largely driven by growth in loans and available-for-sale securities, disciplined deposit pricing, debt maturities and redemptions of higher yielding trust preferred securities, which partially offset the impact of higher yielding loan and investment securities runoff. The decline in net interest margin in the third quarter and first nine months of 2012, compared with the same periods a year ago, was largely driven by continued runoff of higher yielding assets. In addition, our third quarter and first nine months of 2012 net interest margin experienced pressure as short-term investment balances remained elevated because of robust deposit growth. We expect continued pressure on our net interest margin as the balance sheet continues to reprice in the current low interest rate environment.

Average earning assets increased $66.2 billion and $64.1 billion in the third quarter and first nine months of 2012 from a year ago, as average securities available for sale increased $32.8 billion and $48.6 billion, and average mortgages held for sale increased $17.5 billion and $14.9 billion for the same periods, respectively. In addition, the increase in commercial and industrial loans contributed to $22.2 billion and $17.9 billion higher average loans in the third quarter and first nine months of 2012, respectively, compared with a year ago. These increases in average securities available for sale, mortgages held for sale and average loans were predominantly offset by a $7.3 billion and $20.7 billion decline in average short-term investments from the third quarter and first nine months of 2011.

Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $895.4 billion in third quarter 2012 ($882.2 billion in the first nine months of 2012) compared with $836.8 billion in third quarter 2011 ($813.9 billion in the first nine months of 2011) and funded 115% of average loans in third quarter 2012 (114% in the first nine months of 2012) compared with 111% a year ago (108% for the first nine months of 2011). Average core deposits increased to 76% of average earning assets in both the third quarter and first nine months of 2012, compared with 75% for the same periods a year ago. The cost of these deposits has continued to decline due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 94% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Earnings Performance (continued)

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended September 30,
	2012			2011
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$91,561	0.44%	$101	98,909	0.42%	$105
Trading assets	39,441	3.08	304	37,939	3.67	348
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,390	1.05	4	9,578	1.02	24
Securities of U.S. states and political subdivisions	35,925	4.36	392	25,593	4.93	315
Mortgage-backed securities:
Federal agencies	94,324	2.88	679	72,887	4.41	804
Residential and commercial	33,124	6.67	553	32,625	7.46	609

Total mortgage-backed securities	127,448	3.87	1,232	105,512	5.36	1,413
Other debt and equity securities	47,647	4.07	486	38,888	4.69	457

Total securities available for sale	212,410	3.98	2,114	179,571	4.92	2,209
Mortgages held for sale (4)	52,128	3.65	476	34,634	4.49	389
Loans held for sale (4)	932	7.38	17	968	5.21	13
Loans:
Commercial:
Commercial and industrial	177,500	3.84	1,711	159,625	4.22	1,697
Real estate mortgage	105,148	4.05	1,070	102,428	3.93	1,015
Real estate construction	17,687	5.21	232	20,537	6.12	317
Lease financing	12,608	6.60	208	12,964	7.21	234
Foreign	39,663	2.46	245	38,175	2.42	233

Total commercial	352,606	3.91	3,466	333,729	4.16	3,496

Consumer:
Real estate 1-4 family first mortgage	234,020	4.51	2,638	223,765	4.83	2,704
Real estate 1-4 family junior lien mortgage	79,718	4.26	854	89,065	4.37	980
Credit card	23,040	12.64	732	21,452	12.96	695
Other revolving credit and installment	87,350	6.08	1,334	86,533	6.25	1,364

Total consumer	424,128	5.23	5,558	420,815	5.44	5,743

Total loans (4)	776,734	4.63	9,024	754,544	4.87	9,239
Other	4,386	4.62	50	4,831	4.18	50

Total earning assets	$1,177,592	4.09%	$12,086	1,111,396	4.43%	$12,353

Funding sources
Deposits:
Interest-bearing checking	$28,815	0.06%	$4	43,986	0.07%	$8
Market rate and other savings	506,138	0.12	152	473,409	0.17	198
Savings certificates	58,206	1.29	188	67,633	1.47	251
Other time deposits	14,373	1.49	54	12,809	2.02	65
Deposits in foreign offices	71,791	0.16	30	63,548	0.23	37

Total interest-bearing deposits	679,323	0.25	428	661,385	0.34	559
Short-term borrowings	51,857	0.17	22	50,373	0.18	23
Long-term debt	127,486	2.37	756	139,542	2.81	980
Other liabilities	9,945	2.40	60	11,170	2.75	77

Total interest-bearing liabilities	868,611	0.58	1,266	862,470	0.76	1,639
Portion of noninterest-bearing funding sources	308,981	-	-	248,926	-	-

Total funding sources	$1,177,592	0.43	1,266	1,111,396	0.59	1,639

Net interest margin and net interest income on a taxable-equivalent basis (5)		3.66%	$10,820		3.84%	$10,714

Noninterest-earning assets
Cash and due from banks	$15,682			17,101
Goodwill	25,566			25,008
Other	135,500			127,864

Total noninterest-earning assets	$176,748			169,973

Noninterest-bearing funding sources
Deposits	$267,184			221,182
Other liabilities	66,116			57,464
Total equity	152,429			140,253
Noninterest-bearing funding sources used to fund earning assets	(308,981)			(248,926)

Net noninterest-bearing funding sources	$176,748			169,973

Total assets	$1,354,340			1,281,369

(1)	Our average prime rate was 3.25% for the quarters ended September 30, 2012 and 2011, and 3.25% for the first nine months of both 2012 and 2011. The average three-month London Interbank Offered Rate (LIBOR) was 0.43% and 0.30% for the quarters ended September 30, 2012 and 2011, respectively, and 0.47% and 0.29%, respectively, for the first nine months of 2012 and 2011.
(2)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.
(4)	Nonaccrual loans and related income are included in their respective loan categories.
(5)	Includes taxable-equivalent adjustments of $158 million and $172 million for the quarters ended September 30, 2012 and 2011, respectively, and $504 million and $505 million for the first nine months of 2012 and 2011, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

	Nine months ended September 30,
	2012			2011
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$73,011	0.47%	$257	93,661	0.37%	$257
Trading assets	41,931	3.29	1,035	37,788	3.73	1,056
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	3,041	1.12	25	4,423	1.43	47
Securities of U.S. states and political subdivisions	34,366	4.42	1,139	22,694	5.21	887
Mortgage-backed securities:
Federal agencies	93,555	3.24	2,277	71,408	4.63	2,480
Residential and commercial	33,839	6.82	1,731	30,954	8.64	2,005

Total mortgage-backed securities	127,394	4.19	4,008	102,362	5.84	4,485
Other debt and equity securities	48,983	4.09	1,501	35,709	5.32	1,423

Total securities available for sale	213,784	4.16	6,673	165,188	5.52	6,842
Mortgages held for sale (4)	49,531	3.80	1,412	34,668	4.57	1,188
Loans held for sale (4)	838	6.07	38	1,100	5.05	42
Loans:
Commercial:
Commercial and industrial	172,039	4.07	5,245	154,469	4.48	5,181
Real estate mortgage	105,548	4.24	3,350	101,230	4.00	3,033
Real estate construction	18,118	4.98	676	22,255	4.96	826
Lease financing	12,875	7.47	721	12,961	7.59	737
Foreign	39,915	2.52	753	36,103	2.62	708

Total commercial	348,495	4.12	10,745	327,018	4.28	10,485

Consumer:
Real estate 1-4 family first mortgage	231,256	4.60	7,984	226,048	4.93	8,363
Real estate 1-4 family junior lien mortgage	82,161	4.28	2,631	91,881	4.32	2,973
Credit card	22,414	12.75	2,140	21,305	13.04	2,084
Other revolving credit and installment	86,874	6.12	3,980	87,041	6.31	4,107

Total consumer	422,705	5.28	16,735	426,275	5.49	17,527

Total loans (4)	771,200	4.76	27,480	753,293	4.97	28,012
Other	4,492	4.53	153	5,017	4.06	153

Total earning assets	$1,154,787	4.28%	$37,048	1,090,715	4.59%	$37,550

Funding sources
Deposits:
Interest-bearing checking	$30,465	0.06%	$14	51,891	0.09%	$34
Market rate and other savings	500,850	0.12	457	457,483	0.19	661
Savings certificates	60,404	1.33	601	71,343	1.43	762
Other time deposits	13,280	1.74	173	13,212	2.10	208
Deposits in foreign offices	67,424	0.16	83	59,662	0.23	103

Total interest-bearing deposits	672,423	0.26	1,328	653,591	0.36	1,768
Short-term borrowings	50,650	0.17	65	52,805	0.19	77
Long-term debt	127,561	2.48	2,375	145,000	2.85	3,093
Other liabilities	10,052	2.50	189	10,547	2.99	236

Total interest-bearing liabilities	860,686	0.61	3,957	861,943	0.80	5,174
Portion of noninterest-bearing funding sources	294,101	-	-	228,772	-	-

Total funding sources	$1,154,787	0.46	3,957	1,090,715	0.63	5,174

Net interest margin and net interest income on a taxable-equivalent basis (5)		3.82%	$33,091		3.96%	$32,376

Noninterest-earning assets
Cash and due from banks	$16,283			17,277
Goodwill	25,343			24,853
Other	129,971			125,132

Total noninterest-earning assets	$171,597			167,262

Noninterest-bearing funding sources
Deposits	$256,120			204,643
Other liabilities	60,606			55,324
Total equity	148,972			136,067
Noninterest-bearing funding sources used to fund earning assets	(294,101)			(228,772)

Net noninterest-bearing funding sources	$171,597			167,262

Total assets	$1,326,384			1,257,977

Earnings Performance (continued)

Noninterest Income

Table 2: Noninterest Income

	Quarter ended Sept. 30,		%	Nine months ended Sept. 30,		%
(in millions)	2012	2011	Change	2012	2011	Change

Service charges on deposit accounts	$1,210	1,103	10%	$3,433	3,189	8%
Trust and investment fees:
Trust, investment and IRA fees	1,062	1,019	4	3,127	3,099	1
Commissions and all other fees	1,892	1,767	7	5,564	5,547	-

Total trust and investment fees	2,954	2,786	6	8,691	8,646	1

Card fees	744	1,013	(27)	2,102	2,973	(29)
Other fees:
Cash network fees	121	105	15	359	280	28
Charges and fees on loans	426	438	(3)	1,298	1,239	5
Processing and all other fees	550	542	1	1,669	1,578	6

Total other fees	1,097	1,085	1	3,326	3,097	7

Mortgage banking:
Servicing income, net	197	1,030	(81)	1,128	2,773	(59)
Net gains on mortgage loan origination/sales activities	2,610	803	225	7,442	2,695	176

Total mortgage banking	2,807	1,833	53	8,570	5,468	57

Insurance	414	423	(2)	1,455	1,494	(3)
Net gains (losses) from trading activities	529	(442)	NM	1,432	584	145
Net gains (losses) on debt securities available for sale	3	300	(99)	(65)	6	NM
Net gains from equity investments	164	344	(52)	770	1,421	(46)
Operating leases	218	284	(23)	397	464	(14)
All other	411	357	15	1,440	1,130	27

Total	$10,551	9,086	16	$31,551	28,472	11

NM - Not meaningful

Noninterest income was $10.6 billion and $9.1 billion for third quarter 2012 and 2011, respectively, and $31.6 billion and $28.5 billion for the first nine months of 2012 and 2011, respectively. Noninterest income represented 50% of revenue in third quarter 2012 and 49% in the first nine months of 2012. The increase in total noninterest income in the third quarter and first nine months of 2012 from the same periods a year ago was primarily due to higher net gains on higher mortgage loan origination/sales activities reflecting a lower interest rate environment.

Our service charges on deposit accounts increased 10% in the third quarter and 8% in the first nine months of 2012 from the same periods a year ago. This increase was predominantly due to product and account changes including changes to service charges and fewer fee waivers, continued customer adoption of overdraft services and customer account growth.

We earn trust, investment and IRA (Individual Retirement Account) fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2012, these assets totaled $2.2 trillion, up 6% from a year ago. Trust, investment and IRA fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $1.1 billion in third quarter 2012 compared with $1.0 billion a year ago, and were essentially flat at $3.1 billion in the first nine months of 2012 compared with the same period a year ago.

We receive commissions and other fees for providing services to full-service and discount brokerage customers as well as from investment banking activities including equity and bond underwriting. These fees were $1.9 billion in the third quarter of 2012, up 7% from the same period a year ago, and essentially flat at $5.6 billion for the first nine months of 2012 compared with the same period a year ago. Commissions and other fees include transactional commissions based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. Brokerage client assets totaled $1.2 trillion at September 30, 2012, an 11% increase from a year ago.

Card fees decreased to $744 million in third quarter 2012, from $1.0 billion in third quarter 2011. For the first nine months of 2012, card fees decreased to $2.1 billion from $3.0 billion a year ago. Card fees decreased because of lower debit card interchange rates resulting from the final FRB rules implementing the Durbin Amendment to the Dodd-Frank Act, which became effective in fourth quarter 2011. The reduction in debit card interchange income was partially offset by growth in purchase volume and new accounts.

Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $2.8 billion in third quarter 2012, compared with $1.8 billion a year ago, and totaled $8.6 billion for the first nine months of 2012 compared with $5.5 billion for the same period a year ago. The year over year increase in mortgage banking noninterest income for both time periods was driven by an increase in net gains on higher mortgage loan origination/sales activities, partially offset by a decrease in servicing income.

Net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, and changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for third quarter 2012 included a $142 million net MSR valuation gain ($1.43 billion decrease in the fair value of the MSRs offset by a $1.57 billion hedge gain) and for third quarter 2011 included a $607 million net MSR valuation gain ($2.64 billion decrease in the fair value of MSRs offset by a $3.25 billion hedge gain). For the first nine months of 2012, net servicing income included a $461 million net MSR valuation gain ($3.22 billion decrease in the fair value of MSRs offset by a $3.68 billion hedge gain) and for the same period of 2011, included a $1.36 billion net MSR valuation gain ($3.22 billion decrease in the fair value of MSRs offset by a $4.58 billion hedge gain). The $465 million decline in net MSR valuation gain results for third quarter 2012 compared with the same period last year was primarily due to a reduction in the fair value of our residential MSRs to reflect servicing and foreclosure cost updates. The third quarter 2012 MSRs valuation included a $350 million reduction reflecting the additional costs associated with implementation of the servicing standards developed in connection with our settlement with the Department of Justice (DOJ) and other state and federal agencies relating to our mortgage servicing and foreclosure practices, as well as higher foreclosure costs. The $899 million decline in net MSR valuation gain results for the first nine months of 2012 compared with the same period last year also included a $344 million reduction in the fair value of our residential MSRs, reflecting a discount rate increase driven by increased capital return requirements from market participants. The valuation of our MSRs at the end of third quarter 2012 and 2011 reflected our assessment of expected future amounts of servicing and foreclosure costs. Our portfolio of loans serviced for others was $1.91 trillion at September 30, 2012, and $1.85 trillion at December 31, 2011. At September 30, 2012, the ratio of MSRs to related loans serviced for others was 0.63%, compared with 0.76% at December 31, 2011. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach and the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this Report for information on the DOJ settlement and the regulatory consent orders that we entered into relating to our mortgages servicing and foreclosure practices.

Net gains on loan origination/sale activities were $2.6 billion and $7.4 billion in the third quarter and nine months ended September 30, 2012, respectively, up from $803 million and $2.7 billion for the same periods a year ago. The year over year increases were driven by higher loan origination volume and margins. Residential real estate originations were $139 billion and $399 billion in third quarter and nine months ended September 30, 2012 compared with $89 billion and $237 billion for the same periods a year ago, respectively. During third quarter 2012 we retained for investment 1-4 family conforming first mortgage loans, forgoing approximately $200 million of fee revenue that could have been generated had the loans been originated for sale along with other agency loan originations. While retaining these mortgage loans on our balance sheet reduced mortgage revenue this quarter, we expect to generate spread income in future quarters from mortgage loans with higher yields than mortgage backed securities we could have purchased in the market. We have a large enough mortgage business and strong capital to make these choices that should benefit long-term results. We currently expect to retain additional conforming mortgages in fourth quarter 2012. Mortgage applications were $188 billion and $584 billion in the third quarter and nine months ended September 30, 2012, compared with $169 billion and $380 billion for the same periods a year ago, respectively. The 1-4 family first mortgage unclosed pipeline was $97 billion at September 30, 2012, and $84 billion a year ago. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities include the cost of additions to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase liability that were charged against net gains on mortgage loan origination/sales activities during third quarter 2012 totaled $462 million (compared with $390 million for third quarter 2011), of which $387 million ($371 million for third quarter 2011) was for subsequent increases in estimated losses on prior period loan sales. Additions to the mortgage repurchase liability for the nine months ended September 30, 2012, and 2011 were $1.6 billion and $881 million, respectively, of which $1.4 billion and $807 million, respectively, were for subsequent increases in estimated losses on prior period loan sales. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains (losses) from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $529 million and $1.4 billion in the third quarter and first nine months of 2012, respectively, compared with $(442) million and $584 million for the same periods a year ago. The year-over-year increase for the third quarter and first nine months of 2012 was driven by gains on customer accommodation trading activities and economic hedging gains, which included higher gains on deferred compensation plan investments. Net gains (losses) from trading activities do not include interest income and other fees earned from related activities. Those amounts are reported within interest income from trading assets and other noninterest income, respectively. Net gains (losses) from trading activities are primarily from trading conducted on behalf of or driven by the needs of our customers (customer accommodation trading)

Earnings Performance (continued)

and also include the results of certain economic hedging and proprietary trading activity. Proprietary trading had $2 million and $16 million of net gains in the third quarter and first nine months of 2012, compared with net losses of $9 million and $18 million, respectively, for the same periods a year ago. Proprietary trading results also included interest and fees reported in their corresponding income statement line items. Proprietary trading activities are not significant to our client-focused business model. Our trading activities, customer accommodation, economic hedging and proprietary trading are further discussed in the “Asset/Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $167 million for third quarter 2012 and $644 million for third quarter 2011 ($705 million and $1.4 billion for the first nine months of 2012 and 2011, respectively), after other-than-temporary impairment (OTTI) write-downs of $72 million and $144 million in third quarter 2012 and 2011, respectively, and $257 million and $470 million for the first nine months of 2012 and 2011, respectively.

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Sept. 30,		%	Nine months ended Sept. 30,		%
(in millions)	2012	2011	Change	2012	2011	Change

Salaries	$3,648	3,718	(2)%	$10,954	10,756	2%
Commission and incentive compensation	2,368	2,088	13	7,139	6,606	8
Employee benefits	1,063	780	36	3,720	3,336	12
Equipment	510	516	(1)	1,526	1,676	(9)
Net occupancy	727	751	(3)	2,129	2,252	(5)
Core deposit and other intangibles	419	466	(10)	1,256	1,413	(11)
FDIC and other deposit assessments	359	332	8	1,049	952	10
Outside professional services	733	640	15	1,985	1,879	6
Contract services	237	341	(30)	776	1,051	(26)
Foreclosed assets	247	271	(9)	840	984	(15)
Operating losses	281	198	42	1,282	1,098	17
Postage, stationery and supplies	196	240	(18)	607	711	(15)
Outside data processing	234	226	4	683	678	1
Travel and entertainment	208	198	5	628	609	3
Advertising and promotion	170	159	7	436	441	(1)
Telecommunications	127	128	(1)	378	394	(4)
Insurance	51	94	(46)	391	428	(9)
Operating leases	27	29	(7)	82	84	(2)
All other	507	502	1	1,641	1,537	7

Total	$12,112	11,677	4	$37,502	36,885	2

Noninterest expense was $12.1 billion in third quarter 2012, up 4% from $11.7 billion a year ago, predominantly due to higher personnel expenses ($7.1 billion, up from $6.6 billion a year ago), partially offset by lower merger costs resulting from the completion of Wachovia merger integration activities in first quarter 2012 ($376 million in third quarter 2011). For the first nine months of 2012, noninterest expense was up 2% from the same period a year ago.

Personnel expenses were up $493 million, or 7%, in third quarter 2012 compared with the same quarter last year, due to higher revenues generated by businesses with revenue-based compensation, such as capital markets and mortgage, and a $283 million increase in employee benefits due primarily to higher deferred compensation expense which was offset in trading income. Personnel expenses were up $1.1 billion, or 5%, for the first nine months of 2012 compared with the same period in 2011, mostly due to higher revenue-related compensation, higher deferred compensation expense which was offset in trading income, and annual salary increases and related salary taxes.

Outside professional services were up $93 million, or 15%, in third quarter 2012 compared with the same quarter last year and up $106 million, or 6%, in the first nine months of 2012 compared with the same period a year ago. Substantially all of the increase for both periods was due to expenses associated with our mortgage servicing regulatory consent orders.

Operating losses were up $83 million, or 42%, in third quarter 2012 and up $184 million, or 17%, in the first nine months of 2012, compared with the same periods in 2011, predominantly due to higher litigation charges.

The completion of Wachovia integration activities in the first quarter 2012 significantly contributed to year-over-year reductions, for both the third quarter and first nine months of 2012, in equipment, occupancy, contract services, postage, stationery and supplies, and advertising and promotion expenses.

We remain focused on expense management and improving our expense efficiency ratio. In turn, we will not forgo attractive revenue opportunities in order to meet specific noninterest expense targets.

Income Tax Expense

Our effective tax rate was 33.4% in third quarter 2012, up from 33.0% in third quarter 2011. Our effective tax rate was 34.2% in the first nine months of 2012, up from 32.1% in the first nine months of 2011. The lower tax rate in 2011 reflected a tax benefit from the realization for tax purposes of a previously written down investment as well as tax benefits related to charitable donations of appreciated securities.

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

Table 4: Operating Segment Results – Highlights

	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement
(in billions)	2012	2011	2012	2011	2012	2011
Quarter ended September 30,
Revenue	$13.1	12.5	5.9	5.1	3.0	2.9
Net income	2.7	2.3	2.0	1.8	0.3	0.3
Average loans	485.3	489.7	277.1	253.4	42.5	43.1
Average core deposits	594.5	556.4	225.4	209.3	136.7	133.3

Nine months ended September 30,
Revenue	$39.6	37.8	18.1	16.2	9.1	9.1
Net income	7.6	6.6	5.7	5.4	1.0	1.0
Average loans	485.1	498.3	272.0	243.7	42.5	43.1
Average core deposits	585.3	552.3	222.4	195.0	135.5	128.2

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses. These products include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Lending business units. Cross-sell of our products is an important part of our strategy to achieve our vision to satisfy all our customers’ financial needs. Our retail bank household cross-sell has increased each quarter since the beginning of 2011, and in August 2012 our cross-sell was 6.04 products per household, up from 5.90 a year ago. We believe there is more opportunity for cross-sell as we continue to earn more business from our customers. Our goal is eight products per customer, which is approximately half of our estimate of potential demand for an average U.S. household. As of August 2012, one of every four of our retail banking households had eight or more of our products.

Community Banking had net income of $2.7 billion, up $416 million, or 18%, from third quarter 2011, and $7.6 billion for the first nine months of 2012, up $999 million, or 15%, compared with the same period a year ago. Revenue of $13.1 billion increased $600 million, or 5%, from third quarter 2011 and was $39.6 billion for the first nine months of 2012, an increase of $1.9 billion, or 5%, compared with the same period a year ago. Revenue increased in both periods as a result of higher volume-related mortgage banking income and growth in deposit service charges, partially offset by higher equity gains in the prior year, planned runoff of non-strategic loan balances and lower debit card revenue due to regulatory changes enacted in October 2011. Noninterest income increased $2.2 billion, or 14%, for the first nine months of 2012 compared with the same period a year ago, mostly due to higher volume-related mortgage banking income. Average core deposits increased $38.1 billion, or 7%, from third quarter 2011 and $33 billion, or 6%, from the first nine months of 2011. Noninterest expense increased 7% from third quarter 2011, and 4% from the first nine months of 2011, largely due to higher mortgage volume-related expenses and increased severance expense associated with our efficiency and cost save initiatives. The provision for credit losses was $347 million, or 18%, lower than third quarter 2011 and $873 million, or 15%, lower than the first nine months of 2011, due to improved portfolio performance.

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

Wholesale Banking had record net income of $2.0 billion in third quarter 2012, up $190 million, or 11%, from third quarter 2011. Net income increased to $5.7 billion for the first nine months of 2012 from $5.4 billion a year ago. Results for the first nine months of 2012 benefited from strong revenue growth partially offset by increased noninterest expense and a higher provision for loan losses. Revenue in third quarter 2012 increased $814 million, or 16%, from third quarter 2011 and revenue in the first nine months of 2012 increased $1.9 billion, or 12%, from the first nine months of 2011 driven by broad-based business growth as well as growth from acquisitions. Average loans of $277.1 billion in third quarter 2012 increased 9% from third quarter 2011 driven by acquisitions and strong borrowing demand with many lending areas experiencing double digit growth including asset backed finance, capital finance, commercial banking, commercial real estate, corporate banking, and real estate capital markets. Average core deposits of $225.4 billion in third quarter 2012 increased 8% from third quarter 2011, reflecting continued strong customer liquidity. Noninterest expense in third quarter and for the first nine months of 2012 increased 8% and 10%, respectively, from the comparable periods last year, on higher personnel expenses related to revenue growth and higher non-personnel expenses related to growth initiatives and compliance and regulatory requirements as well as increased operating losses. The provision for credit losses increased $121 million from third quarter 2011, and included a $110 million loan loss allowance release, compared with a $350 million release a year ago. The provision for credit losses increased $367 million for the first nine months of 2012, compared with the same period a year ago, primarily due to a lower allowance release.

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client’s needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and trust. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra high net worth families and individuals as well as their endowments and foundations. Brokerage serves customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.

Wealth, Brokerage and Retirement had net income of $338 million in third quarter 2012, up $48 million, or 17%, from third quarter 2011. Net income for the first nine months of 2012 was $977 million, up $7 million, or 1%, compared with the same period a year ago. The prior year results include the H.D. Vest Financial Services business that was divested in fourth quarter 2011. Revenue was $3.0 billion in third quarter 2012, up $145 million, or 5%, from third quarter 2011, due to $45 million in gains on deferred compensation plan investments (offset in expense), compared with $128 million in losses in third quarter 2011. Excluding deferred compensation, revenue was down 1% primarily due to lower net interest income and reduced securities gains in the brokerage business, partially offset by growth in managed account fee revenue. Revenue was down 1% from the first nine months of 2011 due to lower brokerage transaction revenue and reduced securities gains in the brokerage business, partially offset by an increase in gains on deferred compensation. Total provision for credit losses decreased $18 million from third quarter 2011 and $40 million compared with the first nine months of 2011. Noninterest expense was up 4% from third quarter 2011, driven by higher deferred compensation plan expense. Noninterest expense was flat for the first nine months of 2012 compared to the same period of 2011.

Balance Sheet Analysis

At September 30, 2012, our total assets, core deposits and total loans were up from December 31, 2011. Core deposits totaled 115% of the loan portfolio at September 30, 2012, and we have the capacity to add higher yielding earning assets to generate future revenue and earnings growth. The strength of our business model produced record earnings and continued internal capital generation as reflected in our capital ratios, substantially all of which improved from December 31, 2011. Tier 1 capital as a percentage of total risk-weighted assets increased to 11.50%, total capital decreased to 14.51%, Tier 1 leverage increased to 9.40%, and Tier 1 common equity increased to 9.92% at September 30, 2012, compared with 11.33%, 14.76%, 9.03%, and 9.46%, respectively, at December 31, 2011.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Securities Available for Sale

Table 5: Securities Available for Sale – Summary

	September 30, 2012			December 31, 2011
(in millions)	Cost	Net unrealized gain	Fair value	Cost	Net unrealized gain	Fair value
Debt securities available for sale	$214,674	11,924	226,598	212,642	6,554	219,196
Marketable equity securities	2,327	425	2,752	2,929	488	3,417
Total securities available for sale	$217,001	12,349	229,350	215,571	7,042	222,613

Table 5 presents a summary of our securities available-for-sale portfolio, which consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield

Balance Sheet Analysis (continued)

enhancement. Accordingly, this portfolio consists primarily of liquid, high quality federal agency debt and privately issued mortgage-backed securities (MBS). The total net unrealized gains on securities available for sale were $12.3 billion at September 30, 2012, up from net unrealized gains of $7.0 billion at December 31, 2011, due to a decline in long-term yields and tightening of credit spreads.

We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $257 million OTTI write-downs recognized in the first nine months of 2012, $163 million related to debt securities. There was $9 million in OTTI write-downs for marketable equity securities and $85 million in OTTI write-downs related to nonmarketable equity securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies – Securities) in our 2011 Form 10-K and Note 4 (Securities Available for Sale) to Financial Statements in this Report.

At September 30, 2012, debt securities available for sale included $37.9 billion of municipal bonds, of which 81% were rated “A-” or better based on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. Our municipal bond holdings are monitored as part of our ongoing impairment analysis of our securities available for sale.

The weighted-average expected maturity of debt securities available for sale was 5.0 years at September 30, 2012. Because 61% of this portfolio is MBS, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in Table 6.

Table 6: Mortgage-Backed Securities

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At September 30, 2012
Actual	$138.8	8.5	3.2
Assuming a 200 basis point:
Increase in interest rates	130.3	-	4.6
Decrease in interest rates	141.1	10.8	2.7

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

Loan Portfolio

Total loans were $782.6 billion at September 30, 2012, up $13.0 billion from December 31, 2011. Table 7 provides a summary of total outstanding loans for our commercial and consumer loan portfolios. Excluding the runoff in the non-strategic/liquidating portfolios of $13.7 billion, loans in the core portfolio grew $26.7 billion in the first nine months of 2012. Our core loan growth in 2012 included:

•	an $8.9 billion increase in commercial loans, which included:
•	$6.9 billion acquired during our second quarter 2012 acquisitions of BNP Paribas’ North American energy lending business and WestLB’s subscription finance loan portfolio; and
•	$858 million of commercial asset-based loans acquired with the acquisition of Burdale Financial Holdings Limited (Burdale) and the portfolio of Burdale Capital Finance Inc. in first quarter 2012; and
•

a $17.7 billion increase in consumer loans with growth in first mortgage (including the retention of $9.8 billion of 1-4 family conforming first mortgages), auto, credit card and private student lending.

Additional information on the non-strategic and liquidating loan portfolios is included in Table 11 in the “Credit Risk Management” section of this Report.

Table 7: Loan Portfolios – Summary

	September 30, 2012			December 31, 2011
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$348,696	3,836	352,532	339,755	5,695	345,450
Consumer	335,278	94,820	430,098	317,550	106,631	424,181
Total loans	$683,974	98,656	782,630	657,305	112,326	769,631

A discussion of the impact on net interest income and a comparative detail of average loan balances is included in “Earnings Performance – Net Interest Income” and Table 1 in this Report. Additional information on total loans outstanding by portfolio segment and class of financing receivable is included in the “Credit Risk Management” section in this Report. Period-end balances and other loan related information are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Deposits

Deposits totaled $952.2 billion at September 30, 2012, compared with $920.1 billion at December 31, 2011. Table 8 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $901.1 billion at September 30, 2012, up $28.5 billion from $872.6 billion at December 31, 2011.

Table 8: Deposits

($ in millions)	Sept. 30, 2012	% of total deposits	Dec. 31, 2011	% of total deposits	% Change

Noninterest-bearing	$268,969	28%	$243,961	26%	10
Interest-bearing checking	29,427	3	37,027	4	(21)
Market rate and other savings	502,482	53	485,534	53	3
Savings certificates	57,547	6	63,617	7	(10)
Foreign deposits (1)	42,650	5	42,490	5	-

Core deposits	901,075	95	872,629	95	3
Other time and savings deposits	21,636	2	20,745	2	4
Other foreign deposits	29,528	3	26,696	3	11

Total deposits	$952,239	100%	$920,070	100%	3

(1)	Reflects Eurodollar sweep balances included in core deposits.

Balance Sheet Analysis (continued)

Fair Valuation of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2011 Form 10-K for a description of our critical accounting policy related to fair valuation of financial instruments.

We may use independent pricing services and brokers (collectively, pricing vendors) to obtain fair values (vendor prices) which are used to either record the price of an instrument or to corroborate internally developed prices. For certain securities, we may use internal traders to price instruments. Where vendor prices are used for recording the price of an instrument, we determine the most appropriate and relevant pricing vendor for each security class and obtain a price from that particular pricing vendor for each security.

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

Table 9: Fair Value Level 3 Summary

	September 30, 2012		December 31, 2011
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$364.0	49.8	373.0	53.3
As a percentage of total assets	26%	4	28	4

Liabilities carried at fair value	$27.3	4.1	26.4	4.6
As a percentage of total liabilities	2%	*	2	*

*	Less than 1%.
(1)	Before derivative netting adjustments.

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

Risk Management

All financial institutions must manage and control a variety of business risks that can significantly affect their financial performance. Key among those are credit, asset/liability and market risk. Effective management of operational risks, which include risks relating to management information systems, security systems, and information security, also is an important focus for financial institutions such as Wells Fargo. Recently, Wells Fargo and reportedly other financial institutions have been the target of various denial-of-service or other cyber attacks as part of what appears to be a coordinated effort to disrupt the operations of financial institutions. Although to date Wells Fargo has not experienced any material losses relating to these or other cyber attacks, cyber security and the continued development and enhancement of our controls, processes and systems to protect our networks, computers, software, and data from attack, damage or unauthorized access remain a priority for Wells Fargo. See the “Risk Factors” section in our 2011 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

For more information about how we manage credit, asset/liability and market risk, see the “Risk Management” section in our 2011 Form 10-K. The discussion that follows provides an update regarding these risks.

Credit Risk Management

Loans represent the largest component of assets on our balance sheet and their related credit risk is among the most significant risks we manage. We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Table 10 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sept. 30, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$178,191	167,216
Real estate mortgage	104,611	105,975
Real estate construction	17,710	19,382
Lease financing	12,279	13,117
Foreign (1)	39,741	39,760

Total commercial	352,532	345,450

Consumer:
Real estate 1-4 family first mortgage	240,554	228,894
Real estate 1-4 family junior lien mortgage	78,091	85,991
Credit card	23,692	22,836
Other revolving credit and installment	87,761	86,460

Total consumer	430,098	424,181
Total loans	$782,630	769,631

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

Risk Management – Credit Risk Management (continued)

Non-Strategic and Liquidating Loan Portfolios We continually evaluate and modify our credit policies to address appropriate levels of risk. We may designate certain portfolios and loan products as non-strategic or liquidating to cease their continued origination as we actively work to limit losses and reduce our exposures.

Table 11 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and PCI loans acquired from Wachovia, some portfolios from legacy Wells Fargo Home Equity and Wells

Fargo Financial, and our education finance government guaranteed loan portfolio. The total of outstanding balances of our non-strategic and liquidating loan portfolios has decreased 48% since the merger with Wachovia at December 31, 2008, and decreased 12% from the end of 2011.

The home equity portfolio of loans generated through third party channels was designated as liquidating in fourth quarter 2007. Additional information regarding this portfolio, as well as the liquidating PCI and Pick-a-Pay loan portfolios, is provided in the discussion of loan portfolios that follows.

Table 11: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance
(in millions)	Sept. 30, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008

Commercial:
Legacy Wachovia commercial and industrial, CRE and foreign PCI loans (1)	$3,836	5,695	7,935	12,988	18,704

Total commercial	3,836	5,695	7,935	12,988	18,704

Consumer:
Pick-a-Pay mortgage (1)	60,080	65,652	74,815	85,238	95,315
Liquidating home equity	4,951	5,710	6,904	8,429	10,309
Legacy Wells Fargo Financial indirect auto	1,104	2,455	6,002	11,253	18,221
Legacy Wells Fargo Financial debt consolidation	15,002	16,542	19,020	22,364	25,299
Education Finance - government guaranteed	12,951	15,376	17,510	21,150	20,465
Legacy Wachovia other PCI loans (1)	732	896	1,118	1,688	2,478

Total consumer	94,820	106,631	125,369	150,122	172,087

Total non-strategic and liquidating loan portfolios	$98,656	112,326	133,304	163,110	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

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

During the first nine months of 2012, we recognized as income $80 million released from the nonaccretable difference related to commercial PCI loans due to payoffs and other resolutions. We also transferred $1.0 billion from the nonaccretable difference to the accretable yield for PCI loans with improving credit-related cash flows and absorbed $2.0 billion of losses in the nonaccretable difference from loan resolutions and write-downs. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed strengthening in housing prices and loan modifications that are expected to keep borrowers in their homes longer. These factors led to the reduction in expected losses on PCI loans, primarily Pick-a-Pay, which resulted in a reclassification from nonaccretable difference to accretable yield. Table 12 provides an analysis of changes in the nonaccretable difference.

Table 12: Changes in Nonaccretable Difference for PCI Loans

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total
Balance, December 31, 2008	$10,410	26,485	4,069	40,964
Addition of nonaccretable difference due to acquisitions	188	-	-	188
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(1,345)	-	-	(1,345)
Loans resolved by sales to third parties (2)	(299)	-	(85)	(384)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,216)	(2,383)	(614)	(4,213)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(6,809)	(14,976)	(2,718)	(24,503)

Balance, December 31, 2011	929	9,126	652	10,707
Addition of nonaccretable difference due to acquisitions	-	-	-	-
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(76)	-	-	(76)
Loans resolved by sales to third parties (2)	(4)	-	-	(4)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(188)	(648)	(170)	(1,006)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)(5)	(104)	(1,799)	(112)	(2,015)

Balance, September 30, 2012	$557	6,679	370	7,606

Balance, June 30, 2012	$658	8,128	440	9,226
Addition of nonaccretable difference due to acquisitions	-	-	-	-
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(24)	-	-	(24)
Loans resolved by sales to third parties (2)	(4)	-	-	(4)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(41)	(603)	(43)	(687)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)(5)	(32)	(846)	(27)	(905)

Balance, September 30, 2012	$557	6,679	370	7,606

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases for settlements with borrowers due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
(4)	Write-downs to net realizable value of PCI loans are absorbed by the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.
(5)	Quarter and nine months ended September 30, 2012, include $376 million resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status.

Risk Management – Credit Risk Management (continued)

Since December 31, 2008, we have released $7.0 billion in nonaccretable difference, including $5.2 billion transferred from the nonaccretable difference to the accretable yield and $1.8 billion released to income through loan resolutions. Also, we have provided $1.8 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $5.2 billion reduction from December 31, 2008, through September 30, 2012, in our initial projected losses on all PCI loans.

At September 30, 2012, the allowance for credit losses on certain PCI loans was $160 million. The allowance is necessary to absorb credit-related decreases in cash flows expected to be collected and primarily relates to individual PCI loans. Table 13 analyzes the actual and projected loss results on PCI loans since acquisition through September 30, 2012.

For additional information on PCI loans, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 13: Actual and Projected Loss Results on PCI Loans Since Acquisition of Wachovia

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	$1,421	-	-	1,421
Loans resolved by sales to third parties (2)	303	-	85	388
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	1,404	3,031	784	5,219

Total releases of nonaccretable difference due to better than expected losses	3,128	3,031	869	7,028
Provision for losses due to credit deterioration (4)	(1,679)	-	(125)	(1,804)

Actual and projected losses on PCI loans less than originally expected	$1,449	3,031	744	5,224

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases for settlements with borrowers due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
(4)	Provision for additional losses is recorded as a charge to income when it is estimated that the cash flows expected to be collected for a PCI loan or pool of loans may not support full realization of the carrying value.

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

Across our non-PCI commercial loans and leases, the commercial and industrial loans and lease financing portfolio generally experienced credit improvement in third quarter 2012. Of the total commercial and industrial loans and lease financing non-PCI portfolio, 0.03% was 90 days or more past due and still accruing at September 30, 2012, compared with 0.09% at

December 31, 2011, 0.76% (1.22% at December 31, 2011) was nonaccruing and 11.04% (12.5% at December 31, 2011) was criticized. The net charge-off rate for this portfolio declined to 0.28% in third quarter 2012 from 0.54% in second quarter 2012 and 0.70% for the full year of 2011.

A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional credit metric information.

During second quarter 2012, we acquired $6.9 billion of commercial loans in connection with our acquisitions of BNP Paribas’ North American energy lending business and WestLB’s subscription finance loan portfolio, of which an aggregate of $5.4 billion was added to the commercial and industrial loan portfolio. In first quarter 2012, we also added $858 million to this portfolio when we acquired commercial asset-based loans from the Bank of Ireland in the Burdale acquisition.

Table 14: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2012

(in millions)	Nonaccrual loans	Total portfolio (1)		% of total loans

PCI loans (1):
Healthcare	$-	41		* %
Technology	-	39		*
Aerospace and defense	-	34		*
Steel and metal products	-	22		*
Home furnishings	-	22		*
Cyclical retailers	-	22		*
Other	-	66	(2)	*

Total PCI loans	$-	246		* %

All other loans:
Oil and gas	$49	13,991		2%
Investors	2	13,216		2
Cyclical retailers	30	11,339		1
Food and beverage	49	10,702		1
Financial institutions	95	10,080		1
Industrial equipment	34	9,492		1
Healthcare	41	8,906		1
Real estate lessor	34	7,064		*
Technology	20	6,795		*
Transportation	9	6,471		*
Business services	29	5,816		*
Securities firms	23	5,248		*
Other	1,038	81,104	(3)	10

Total all other loans	$1,453	190,224		24%

Total	$1,453	190,470		24%

*	Less than 1%.
(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	No other single category had loans in excess of $14 million.
(3)	No other single category had loans in excess of $4.4 billion.

COMMERCIAL REAL ESTATE (CRE) The CRE portfolio, consisting of both CRE mortgage loans and CRE construction loans, totaled $122.3 billion, or 16%, of total loans at September 30, 2012. CRE construction loans totaled $17.7 billion at September 30, 2012, and CRE mortgage loans totaled $104.6 billion at September 30, 2012. Table 15 summarizes CRE loans by state and property type with the related nonaccrual totals. CRE nonaccrual loans totaled 4% of the non-PCI CRE outstanding balance at September 30, 2012. The portfolio is diversified both geographically and by property type. At September 30, 2012, we had $18.3 billion of criticized non-PCI CRE mortgage loans, a decrease of 18% from December 31, 2011, and $4.5 billion of criticized non-PCI CRE construction loans, a decrease of 34% from December 31, 2011. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information on criticized loans. The largest geographic concentrations of combined CRE loans are in California and Florida, which represented 26% and 9% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 26% and industrial/warehouse at 10% of the portfolio.

At September 30, 2012, the recorded investment in PCI CRE loans totaled $3.5 billion, down from $12.3 billion when they were acquired at December 31, 2008, reflecting the reduction resulting from principal payments, loan resolutions and write-downs.

Risk Management – Credit Risk Management (continued)

Table 15: CRE Loans by State and Property Type

	September 30, 2012

	Real estate mortgage		Real estate construction		Total			% of
	Nonaccrual	Total	Nonaccrual	Total	Nonaccrual	Total		total
(in millions)	loans	portfolio (1)	loans	portfolio (1)	loans	portfolio (1)		loans

By state:
PCI loans (1):
New York	$-	518	-	148	-	666		* %
Florida	-	325	-	168	-	493		*
California	-	384	-	63	-	447		*
Pennsylvania	-	116	-	116	-	232		*
Texas	-	129	-	83	-	212		*
Other	-	878	-	586	-	1,464	(2)	*

Total PCI loans	$-	2,350	-	1,164	-	3,514		* %

All other loans:
California	$903	27,909	231	3,286	1,134	31,195		4%
Florida	401	8,941	150	1,418	551	10,359		1
Texas	308	7,647	33	1,393	341	9,040		1
New York	35	5,887	4	1,049	39	6,936		*
North Carolina	246	4,040	155	978	401	5,018		*
Arizona	153	4,253	31	431	184	4,684		*
Virginia	85	2,874	20	1,174	105	4,048		*
Georgia	226	3,264	122	466	348	3,730		*
Washington	31	3,080	19	477	50	3,557		*
Colorado	111	2,927	17	401	128	3,328		*
Other	1,100	31,439	471	5,473	1,571	36,912	(3)	5

Total all other loans	$3,599	102,261	1,253	16,546	4,852	118,807		15%

Total	$3,599	104,611	1,253	17,710	4,852	122,321		16%

By property:
PCI loans (1):
Office buildings	$-	848	-	121	-	969		* %
Apartments	-	463	-	162	-	625		*
Retail (excluding shopping center)	-	382	-	6	-	388		*
Shopping center	-	254	-	110	-	364		*
1-4 family land	-	-	-	313	-	313		*
Other	-	403	-	452	-	855		*

Total PCI loans	$-	2,350	-	1,164	-	3,514		* %

All other loans:
Office buildings	$821	29,135	86	1,545	907	30,680		4%
Industrial/warehouse	515	12,373	22	412	537	12,785		2
Apartments	197	9,664	25	1,799	222	11,463		1
Retail (excluding shopping center)	487	10,609	43	301	530	10,910		1
Real estate - other	354	10,082	55	344	409	10,426		1
Shopping center	357	9,631	38	741	395	10,372		1
Hotel/motel	184	8,361	31	708	215	9,069		1
Land (excluding 1-4 family)	6	69	362	6,972	368	7,041		*
Institutional	103	2,783	-	312	103	3,095		*
Agriculture	162	2,518	-	15	162	2,533		*
Other	413	7,036	591	3,397	1,004	10,433		1

Total all other loans	$3,599	102,261	1,253	16,546	4,852	118,807		15%

Total	$3,599	104,611	1,253	17,710	4,852	122,321		16%

*	Less than 1%.
(1)	For PCI loans, amounts represent carrying value. PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	Includes 32 states; no state had loans in excess of $196 million.
(3)	Includes 40 states; no state had loans in excess of $2.8 billion.

FOREIGN LOANS AND EUROPEAN EXPOSURE We classify loans as foreign if the borrower’s primary address is outside of the United States. At September 30, 2012, foreign loans represented approximately 5% of our total consolidated loans outstanding and approximately 3% of our total assets.

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

We evaluate our individual country risk exposure on an ultimate risk basis which is normally based on the country of residence of the guarantor or collateral location. Our largest foreign country exposure on an ultimate risk basis was the United Kingdom, which amounted to approximately $14.5 billion, or 1% of our total assets, and included $2.1 billion of sovereign claims. Our United Kingdom sovereign claims arise primarily from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

At September 30, 2012, our Eurozone exposure, including cross-border claims on an ultimate risk basis, and foreign exchange and derivative products, aggregated approximately $10.9 billion, including $214 million of sovereign claims, compared with approximately $11.4 billion at December 31, 2011, which included $364 million of sovereign claims. Our Eurozone exposure is relatively small compared to our overall credit risk exposure and is diverse by country, type, and counterparty.

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

Table 16: European Exposure

	Lending (1)(2)		Securities (3)		Derivatives and other (4)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (5)	Total

September 30, 2012
Eurozone
Netherlands	$-	2,363	-	394	-	528	-	3,285	3,285
Germany	60	1,582	-	414	-	55	60	2,051	2,111
Luxembourg	-	835	-	161	-	5	-	1,001	1,001
Ireland	-	767	-	197	-	38	-	1,002	1,002
France	52	1,029	-	391	-	56	52	1,476	1,528
Spain	-	717	-	57	-	3	-	777	777
Italy	-	264	-	105	-	1	-	370	370
Austria	102	251	-	3	-	-	102	254	356
Belgium	-	175	-	40	-	62	-	277	277
Other (6)	-	113	-	35	-	1	-	149	149
Total Eurozone exposure	214	8,096	-	1,797	-	749	214	10,642	10,856
United Kingdom	2,098	5,395	-	6,525	-	484	2,098	12,404	14,502
Other European countries	-	3,939	4	365	-	523	4	4,827	4,831
Total European exposure	$2,312	17,430	4	8,687	-	1,756	2,316	27,873	30,189

(1)	Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements.
(2)	Includes $1.3 billion in PCI loans, largely to customers in Germany and United Kingdom territories, and $2.4 billion in defeased leases secured predominantly by U.S. Treasury and government agency securities, or government guaranteed.
(3)	Represents issuer exposure on cross-border debt and equity securities, held in trading or available-for-sale portfolio, at fair value.
(4)	Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At September 30, 2012, the gross notional amount of our CDS sold that reference assets domiciled in Europe was $7.6 billion, which was offset by the notional amount of CDS purchased of $7.7 billion. We did not have any CDS purchased or sold where the reference asset was solely the sovereign debt of a European country. Certain CDS purchased or sold reference pools of assets that contain sovereign debt, however the amount of referenced sovereign European debt was insignificant at September 30, 2012.
(5)	Total non-sovereign exposure comprises $11.9 billion exposure to financial institutions and $16.0 billion to non-financial corporations at September 30, 2012.
(6)	Includes non-sovereign exposure to Greece and Portugal in the amount of $7 million and $27 million, respectively. We had no sovereign debt exposure to these countries at September 30, 2012.

Risk Management – Credit Risk Management (continued)

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

Some of our real estate 1-4 family first and junior lien mortgage loans include an interest-only feature as part of the loan terms. These interest-only loans were approximately 19% of total loans at September 30, 2012, compared with 21% at December 31, 2011.

We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. Our liquidating option ARM portfolio was acquired from Wachovia.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. As announced in February 2012, we reached a settlement regarding our mortgage servicing and foreclosure practices with the DOJ and other federal and state government entities, which became effective on April 5, 2012, where we committed to provide relief to borrowers with real estate 1-4 family first and junior lien mortgage loans. See the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this report and in our 2011 Form 10-K for more details. In addition, as announced in October 2010, we entered into agreements with certain state attorneys general whereby we agreed to offer loan modifications to eligible Pick-a-Pay customers through June 2013. These Pick-a-Pay specific agreements cover the majority of our option payment loan portfolio and require that we offer modifications (both HAMP and proprietary) to eligible customers with the option payment loan product.

For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2011 Form 10-K.

Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 17. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans (2% of this amount were PCI loans from Wachovia) at September 30, 2012, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators continued to improve in third quarter 2012 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at September 30, 2012, totaled $15.9 billion, or 5%, of total non-PCI mortgages, compared with $18.4 billion, or 6%, at December 31, 2011. Loans with FICO scores lower than 640 totaled $38.7 billion at September 30, 2012, or 13% of total non-PCI mortgages, compared with $44.1 billion, or 15%, at December 31, 2011. Mortgages with a LTV/CLTV greater than 100% totaled $63.2 billion at September 30, 2012, or 22% of total non-PCI mortgages, compared with $74.2 billion, or 26%, at December 31, 2011. Information regarding credit risk indicators can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

We monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. In first quarter 2012, in accordance with Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties issued by bank regulators on January 31, 2012 (Interagency Guidance), we aligned our nonaccrual reporting so that a junior lien is reported as a nonaccrual loan if the related first lien is 120 days past due or is in the process of foreclosure regardless of the junior lien delinquency status. This action increased our nonperforming assets by $1.7 billion, but otherwise had minimal financial impact as the expected loss content of these loans was already considered in the allowance for loan losses.

Credit metrics for third quarter 2012 real estate 1-4 family mortgage loans were affected by the implementation of OCC guidance, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual TDRs, regardless of their delinquency status. Loans impacted were predominantly real estate 1-4 family mortgage loans. As of September 30, 2012, only 8% of the performing loans placed on nonaccrual status as a result of the OCC guidance were 30 days or more past due. Implementation of the OCC guidance in third quarter 2012 resulted in the following:

•	$1.4 billion reclassification of performing loans to nonaccrual status;

•	$567 million increase in loan charge-offs; and

•	$4.3 billion of loans classified as TDRs.

See the “Risk Management – Credit Risk Management – Nonperforming Assets” section in this Report for more information.

Table 17: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	September 30, 2012
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans

PCI loans:
California	$17,872	36	17,908	2%
Florida	2,457	33	2,490	*
New Jersey	1,259	22	1,281	*
Other (1)	5,947	90	6,037	*

Total PCI loans	$27,535	181	27,716	4%

All other loans:
California	$61,166	21,776	82,942	11%
Florida	15,601	6,974	22,575	3
New Jersey	9,325	5,790	15,115	2
New York	10,724	3,303	14,027	2
Virginia	6,301	4,076	10,377	1
Pennsylvania	5,822	3,626	9,448	1
North Carolina	5,779	3,292	9,071	1
Texas	7,106	1,168	8,274	1
Georgia	4,756	3,068	7,824	1
Other (2)	57,899	24,837	82,736	10
Government insured/guaranteed loans (3)	28,540	-	28,540	4

Total all other loans	$213,019	77,910	290,929	37%

Total	$240,554	78,091	318,645	41%

*	Less than 1%.
(1)	Consists of 45 states; no state had loans in excess of $711 million.
(2)	Consists of 41 states; no state had loans in excess of $6.7 billion.
(3)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

Risk Management – Credit Risk Management (continued)

Pick-a-Pay Portfolio The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.

The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-

a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Real estate 1-4 family junior lien mortgages and lines of credit associated with Pick-a-Pay loans are reported in the home equity portfolio. Table 18 provides balances by types of loans as of September 30, 2012, as a result of modification efforts, compared to the types of loans included in the portfolio at December 31, 2011, and at acquisition.

Table 18: Pick-a-Pay Portfolio - Comparison to Acquisition Date

			December 31,
	September 30, 2012 (1)		2011		2008
(in millions)	Adjusted unpaid principal balance (2)	% of total	Adjusted unpaid principal balance (2)	% of total	Adjusted unpaid principal balance (2)	% of total

Option payment loans	$33,364	50%	$39,164	53%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans (3)	8,974	14	9,986	14	15,763	14
Full-term loan modifications	23,736	36	24,207	33	-	-

Total adjusted unpaid principal balance (3)	$66,074	100%	$73,357	100%	$115,700	100%

Total carrying value	$60,080		65,652		95,315

(1)	Reflects $413 million in write-downs resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status.

(2)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(3)	Includes loans refinanced under the Consumer Relief Refinance Program.

Pick-a-Pay loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Total interest deferred due to negative amortization on Pick-a-Pay loans was $1.5 billion at September 30, 2012, and $2.0 billion at December 31, 2011. Approximately 88% of the Pick-a-Pay customers making a minimum payment in September 2012 did not defer interest, compared with 83% in December 2011.

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

Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap: $5 million for the remainder of 2012, $18 million in 2013, and $59 million in 2014. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date: $9 million for the remainder of 2012, $99 million in 2013, and $333 million in 2014. In third quarter 2012, $1 million was recast based on these events.

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

Table 19: Pick-a-Pay Portfolio (1)

	September 30, 2012
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)

California	$22,401	116%	$17,833	92%	$16,162	84%
Florida	2,941	114	2,322	86	3,376	95
New Jersey	1,243	91	1,205	86	2,118	79
New York	710	91	679	84	941	80
Texas	310	79	288	73	1,336	64
Other states	5,502	105	4,657	87	9,163	85

Total Pick-a-Pay loans	$33,107		$26,984		$33,096

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2012.

(2)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(3)	The current LTV ratio is calculated as the adjusted unpaid principal balance divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

(4)	Carrying value, which does not reflect the allowance for loan losses, includes remaining purchase accounting adjustments, which, for PCI loans may include the nonaccretable difference and the accretable yield and, for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.

(5)	The ratio of carrying value to current value is calculated as the carrying value divided by the collateral value.

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

In third quarter 2012, we completed more than 3,100 proprietary and HAMP Pick-a-Pay loan modifications and have completed more than 109,000 modifications since the Wachovia acquisition, resulting in $4.6 billion of principal forgiveness to our Pick-a-Pay customers as well as an additional $401 million of conditional forgiveness that can be earned by borrowers through performance over the next three years.

Due to better than expected performance observed on the Pick-a-Pay PCI portfolio compared with the original acquisition estimates, we have reclassified $3.0 billion from the nonaccretable difference to the accretable yield since acquisition including $603 million in third quarter 2012. This better than originally expected performance is primarily attributable to significant loan modification efforts, the portfolio’s delinquency stabilization, an improved housing market forecast and credit outlook, and observed strengthening in housing prices. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 12.7 years at September 30, 2012. The weighted-average remaining life increased 1.3 years during third quarter 2012 due to estimated lower loan defaults, which extended the average life of the portfolio. The accretable yield percentage at September 30, 2012, was 4.21%, down from 4.45% at the end of 2011. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield percentage and the estimated weighted-average life of the portfolio.

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

Table 20 summarizes delinquency and loss rates by the holder of the lien. For additional information regarding current junior liens behind delinquent first lien loans, see the “Risk Management – Credit Risk Management – Home Equity Portfolios” section in our 2011 Form 10-K and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in this Report.

Table 20: Home Equity Portfolios Performance by Holder of 1st Lien (1)(2)

	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
(in millions)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012 (3)	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011

First lien lines	$20,002	20,786	3.25%	3.10	0.95	0.88	1.35	0.95	0.91
Junior lien mortgages and lines behind:
Wells Fargo owned or serviced first lien	39,331	42,810	2.77	2.91	4.96	3.34	3.54	3.48	3.43
Third party first lien	38,597	42,996	2.99	3.59	5.40	3.44	3.72	3.83	4.11

Total	$97,930	106,592	2.95	3.22	4.32	2.89	3.18	3.13	3.22

(1)	Excludes PCI loans and real estate 1-4 family first lien line reverse mortgages added to the consumer portfolio in fourth quarter 2011 as a result of consolidating reverse mortgage loans previously sold. These reverse mortgage loans are insured by the FHA.

(2)	Includes $1.4 billion and $1.5 billion at September 30, 2012, and December 31, 2011, respectively, associated with the Pick-a-Pay portfolio.

(3)	Reflects the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status.

We monitor the number of borrowers paying the minimum amount due on a monthly basis. In September 2012, approximately 45% of our borrowers with a home equity outstanding balance paid only the minimum amount due; 93% paid the minimum or more.

The home equity liquidating portfolio includes home equity loans generated through third party channels, including correspondent loans. This liquidating portfolio represents less than 1% of our total loans outstanding at September 30, 2012, and contains some of the highest risk in our home equity portfolio, with a loss rate of 11.60% compared with 3.93% for the core (non-liquidating) home equity portfolio at September 30, 2012. Table 21 shows the credit attributes of the core and liquidating home equity portfolios and lists the top five states by outstanding balance. California loans represent the largest state concentration in each of these portfolios. The decrease in outstanding balances primarily reflects loan paydowns and charge-offs. As of September 30, 2012, 35% of the outstanding balance of the core home equity portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion of the outstanding balances of these loans (the outstanding amount that was in excess of the most recent property collateral value) totaled 16% of the core home equity portfolio at September 30, 2012.

Table 21: Home Equity Portfolios (1)

	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2012	2011	2012	2011	2012 (2)	2012	2011	2011	2011

Core portfolio (3)
California	$23,665	25,555	2.62%	3.03	4.77	3.13	3.56	3.42	3.41
Florida	9,946	10,870	4.49	4.99	4.75	3.76	4.79	4.30	4.42
New Jersey	7,474	7,973	3.58	3.73	3.22	2.02	2.46	2.22	2.17
Virginia	4,839	5,248	2.06	2.15	2.54	1.60	1.42	1.31	1.67
Pennsylvania	4,738	5,071	2.73	2.82	2.15	1.45	1.49	1.41	1.38
Other	42,317	46,165	2.67	2.79	3.75	2.37	2.50	2.50	2.64

Total	92,979	100,882	2.90	3.13	3.93	2.60	2.91	2.79	2.88

Liquidating portfolio
California	1,747	2,024	4.56	5.50	14.57	10.98	10.80	11.93	12.62
Florida	234	265	5.66	7.02	8.25	7.92	9.84	9.71	11.06
Arizona	101	116	4.12	6.64	13.07	11.89	15.08	17.54	18.30
Texas	83	97	1.31	0.93	4.95	2.01	2.43	1.57	3.07
Minnesota	68	75	2.96	2.83	12.24	10.10	5.07	8.13	6.11
Other	2,718	3,133	3.66	4.13	10.10	6.35	6.23	7.12	6.20

Total	4,951	5,710	4.03	4.73	11.60	8.14	8.11	9.09	8.97

Total core and liquidating portfolios	$97,930	106,592	2.95	3.22	4.32	2.89	3.18	3.13	3.22

(1)	Consists predominantly of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate, but excludes PCI loans because their losses are generally covered by PCI accounting adjustment at the date of acquisition, and excludes real estate 1-4 family first lien open-ended line reverse mortgages because they do not have scheduled payments. These reverse mortgage loans are insured by the FHA.

(2)	Reflects the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status. Excluding the impact of OCC guidance, total core and liquidating portfolio loss rate for third quarter 2012 was 2.59%. We believe that the presentation of certain information in this Report excluding the impact of the OCC guidance provides useful disclosure regarding the underlying credit quality of the Company’s loan portfolio.

(3)	Includes $1.4 billion and $1.5 billion at September 30, 2012, and December 31, 2011, respectively, associated with the Pick-a-Pay portfolio.

CREDIT CARDS Our credit card portfolio totaled $23.7 billion at September 30, 2012, which represented 3% of our total outstanding loans. The quarterly net charge-off rate (annualized) for our credit card loans was 3.67% for third quarter 2012, compared with 4.90% for third quarter 2011.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $87.8 billion at September 30, 2012, and predominantly include automobile, student and security-based margin loans. The quarterly loss rate (annualized) for other revolving credit and installment loans was 1.00% for third quarter 2012, compared with 1.19% for third quarter 2011. Excluding government guaranteed student loans, the loss rates were 1.14% and 1.42% for third quarter 2012 and 2011, respectively. Our automobile portfolio, predominately composed of indirect loans, totalled $46.0 billion at September 30, 2012 and had a third quarter loss rate (annualized) of 0.66% and 0.86% in 2012 and 2011, respectively.

Risk Management – Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 22 summarizes nonperforming assets (NPAs) for each of the last four quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;
•	part of the principal balance has been charged off; or
•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

In first quarter 2012, the implementation of Interagency Guidance, which requires us to place junior liens on nonaccrual status if the related first lien is nonaccruing, increased our nonperforming assets by $1.7 billion.

In third quarter 2012, the implementation of OCC guidance, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status, increased our nonperforming assets by $1.4 billion. We charged off $567 million for these loans and they had the following characteristics:

•	loans affected were predominantly single family residential mortgages;
•	92% of the loans were current or less than 30 days past due;
•	approximately 50% had been making payments for at least two years since bankruptcy, and approximately 75% for at least one year; and
•	customers had an average current FICO of 673 and an average current CLTV of 89%.

Table 22: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	September 30, 2012		June 30, 2012		March 31, 2011		December 31, 2011

($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans

Nonaccrual loans:
Commercial:
Commercial and industrial	$1,404	0.79%	$1,549	0.87%	$1,726	1.02%	$2,142	1.28%
Real estate mortgage	3,599	3.44	3,832	3.63	4,081	3.85	4,085	3.85
Real estate construction	1,253	7.08	1,421	8.08	1,709	9.21	1,890	9.75
Lease financing	49	0.40	43	0.34	45	0.34	53	0.40
Foreign	66	0.17	79	0.20	38	0.10	47	0.12

Total commercial (1)	6,371	1.81	6,924	1.96	7,599	2.20	8,217	2.38

Consumer:
Real estate 1-4 family first mortgage (2)	11,195	4.65	10,368	4.50	10,683	4.67	10,913	4.77
Real estate 1-4 family junior lien mortgage (3)	3,140	4.02	3,091	3.82	3,558	4.28	1,975	2.30
Other revolving credit and installment	338	0.39	195	0.22	186	0.21	199	0.23

Total consumer (4)	14,673	3.41	13,654	3.24	14,427	3.43	13,087	3.09

Total nonaccrual loans (4)(5)(6)(7)	21,044	2.69	20,578	2.65	22,026	2.87	21,304	2.77

Foreclosed assets:
Government insured/guaranteed (8)	1,479		1,465		1,352		1,319
Non-government insured/guaranteed	2,730		2,842		3,265		3,342

Total foreclosed assets	4,209		4,307		4,617		4,661

Total nonperforming assets	$25,253	3.23%	$24,885	3.21%	$26,643	3.48%	$25,965	3.37%

Change in NPAs from prior quarter	$368		(1,758)		678		(879)

(1)	Includes LHFS of $22 million, $17 million, $9 million and $25 million at September 30, June 30 and March 31, 2012, and December 31, 2011, respectively.

(2)	Includes MHFS of $338 million, $310 million, $287 million and $301 million at September 30, June 30 and March 31, 2012, and December 31, 2011, respectively.

(3)	Includes $1.7 billion at March 31, 2012, resulting from implementation of the Interagency Guidance issued on January 31, 2012. This guidance accelerated the timing of placing these loans on nonaccrual to coincide with the timing of placing the related real estate 1-4 family first mortgage loans on nonaccrual.

(4)	Includes $1.4 billion of performing loans at September 30, 2012, consisting of $1.0 billion of first mortgages, $262 million of junior liens and $155 million of auto loans, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

(5)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(6)	Real estate 1-4 family mortgage loans insured by the FHA or guaranteed by the VA and student loans predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program are not placed on nonaccrual status because they are insured or guaranteed.

(7)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans.

(8)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans are classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

Total NPAs were $25.3 billion (3.23% of total loans) at September 30, 2012, and included $21.1 billion of nonaccrual loans and $4.2 billion of foreclosed assets. Nonaccrual loans increased $466 million in third quarter 2012; however, apart from implementing the OCC guidance, total commercial and consumer nonaccrual loans declined in the quarter by $975 million. Table 23 provides an analysis of the changes in nonaccrual loans.

Table 23: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2012	2012	2012	2011	2011
Commercial nonaccrual loans
Balance, beginning of quarter	$6,924	7,599	8,217	8,611	9,265
Inflows	976	952	1,138	1,329	1,148
Outflows:
Returned to accruing	(90)	(242)	(188)	(185)	(275)
Foreclosures	(151)	(92)	(119)	(161)	(156)
Charge-offs	(364)	(402)	(347)	(382)	(397)
Payments, sales and other (1)	(924)	(891)	(1,102)	(995)	(974)
Total outflows	(1,529)	(1,627)	(1,756)	(1,723)	(1,802)
Balance, end of quarter	6,371	6,924	7,599	8,217	8,611
Consumer nonaccrual loans
Balance, beginning of quarter	13,654	14,427	13,087	13,289	13,780
Inflows (2)	4,111	2,750	4,765	3,465	3,544
Outflows:
Returned to accruing	(1,039)	(1,344)	(943)	(1,277)	(1,411)
Foreclosures	(182)	(186)	(226)	(209)	(286)
Charge-offs	(987)	(1,137)	(1,364)	(1,404)	(1,385)
Payments, sales and other (1)	(884)	(856)	(892)	(777)	(953)
Total outflows	(3,092)	(3,523)	(3,425)	(3,667)	(4,035)
Balance, end of quarter	14,673	13,654	14,427	13,087	13,289
Total nonaccrual loans	$21,044	20,578	22,026	21,304	21,900

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.
(2)	Quarter ended September 30, 2012, includes $1.4 billion of performing loans moved to nonaccrual status as a result of the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. The quarter ended March 31, 2012, includes $1.7 billion moved to nonaccrual status as a result of implementing Interagency Guidance issued January 31, 2012.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by four factors. First, 99% of the $14.7 billion of consumer nonaccrual loans and 96% of the $6.4 billion of commercial nonaccrual loans are secured at September 30, 2012. Of the consumer nonaccrual loans, 98% are secured by real estate and 40% have a combined LTV (CLTV) ratio of 80% or below. Second, losses of $4.6 billion and $1.9 billion have already been recognized on 51% of consumer nonaccrual loans and 40% of commercial nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due, we transfer it to nonaccrual status. When the loan reaches 180 days past due it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we revalue each loan regularly and recognize additional write-downs if needed. Third, as of September 30, 2012, 61% of commercial nonaccrual loans were current on interest. Fourth, the risk of loss for all nonaccruals has been considered and we believe is appropriately covered by the allowance for loan losses.

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

Table 24 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Risk Management – Credit Risk Management (continued)

Table 24: Foreclosed Assets

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2012	2012	2012	2011	2011
Government insured/guaranteed (1)	$1,479	1,465	1,352	1,319	1,336
PCI loans:
Commercial	707	777	875	840	1,079
Consumer	263	321	431	465	530
Total PCI loans	970	1,098	1,306	1,305	1,609
All other loans:
Commercial	1,175	1,147	1,289	1,379	1,322
Consumer	585	597	670	658	677
Total all other loans	1,760	1,744	1,959	2,037	1,999
Total foreclosed assets	$4,209	4,307	4,617	4,661	4,944
Analysis of changes in foreclosed assets
Balance, beginning of quarter	$4,307	4,617	4,661	4,944	4,861
Net change in government insured/guaranteed (2)	14	113	33	(17)	16
Additions to foreclosed assets (3)	692	664	926	934	1,440
Reductions:
Sales	(750)	(1,003)	(896)	(1,123)	(1,260)
Write-downs and loss on sales	(54)	(84)	(107)	(77)	(113)
Total reductions	(804)	(1,087)	(1,003)	(1,200)	(1,373)
Balance, end of quarter	$4,209	4,307	4,617	4,661	4,944

(1)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans are classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.
(2)	Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA.
(3)	Predominantly include loans moved into foreclosure from non-accrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at September 30, 2012, included $1.5 billion of foreclosed real estate that is FHA insured or VA guaranteed and expected to have little to no loss content. The remaining balance of $2.7 billion of foreclosed assets has been written down to estimated net realizable value. Foreclosed assets were down $452 million, or 10%, at September 30, 2012, compared with December 31, 2011. At September 30, 2012, 69% of our foreclosed assets of $4.2 billion have been in the foreclosed assets portfolio one year or less. Given our real estate-secured loan concentrations and current economic conditions, we anticipate we will continue to hold an elevated level of NPAs on our balance sheet.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 25: Troubled Debt Restructurings (TDRs) (1)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2012	2012	2012	2011	2011
Commercial TDRs
Commercial and industrial	$1,877	1,937	1,967	2,026	2,192
Real estate mortgage	2,498	2,457	2,485	2,262	1,752
Real estate construction	949	980	1,048	1,008	795
Lease financing	26	27	29	33	51
Foreign	28	28	19	20	9
Total commercial TDRs	5,378	5,429	5,548	5,349	4,799
Consumer TDRs
Real estate 1-4 family first mortgage	17,861	13,919	13,870	13,799	13,512
Real estate 1-4 family junior lien mortgage	2,437	1,975	1,981	1,986	1,975
Other revolving credit and installment	981	856	873	872	875
Trial modifications (1)	733	745	723	651	668
Total consumer TDRs (2)	22,012	17,495	17,447	17,308	17,030
Total TDRs	$27,390	22,924	22,995	22,657	21,829

TDRs on nonaccrual status	$9,990	6,900	7,136	6,811	6,758
TDRs on accrual status	17,400	16,024	15,859	15,846	15,071
Total TDRs	$27,390	22,924	22,995	22,657	21,829

(1)	Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. For many of our consumer real estate modification programs, we may require a borrower to make trial payments generally for a period of three to four months. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.
(2)	September 30, 2012, includes $4.3 billion of loans, consisting of $3.7 billion of first mortgages, $452 million of junior liens and $160 million of auto loans, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs.

Table 25 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $5.1 billion and $5.2 billion at September 30, 2012, and December 31, 2011, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. Those loans discharged in bankruptcy and reported as TDRs this quarter have been written down to net realizable collateral value.

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

Risk Management – Credit Risk Management (continued)

Table 26 provides an analysis of the changes in TDRs.

Table 26: Analysis of Changes in TDRs

				Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2012	2012	2012	2011	2011
Commercial TDRs
Balance, beginning of quarter	$5,429	5,548	5,349	4,799	4,053
Inflows	620	687	710	1,271	1,321
Outflows
Charge-offs	(84)	(112)	(119)	(84)	(68)
Foreclosure	(20)	(24)	(2)	(16)	(23)
Payments, sales and other (1)	(567)	(670)	(390)	(621)	(484)
Balance, end of quarter	5,378	5,429	5,548	5,349	4,799
Consumer TDRs
Balance, beginning of quarter	17,495	17,447	17,308	17,030	16,628
Inflows (2)	5,212	762	829	904	1,455
Outflows
Charge-offs	(244)	(319)	(295)	(261)	(290)
Foreclosure	(35)	(25)	(33)	(33)	(39)
Payments, sales and other (1)	(404)	(392)	(434)	(315)	(450)
Net change in trial modifications (3)	(12)	22	72	(17)	(274)
Balance, end of quarter	22,012	17,495	17,447	17,308	17,030
Total TDRs	$27,390	22,924	22,995	22,657	21,829

(1)	Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale.
(2)	Quarter ended September 30, 2012, includes $4.3 billion of loans, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs.
(3)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans 90 days or more past due as to interest or principal are still accruing if they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $6.2 billion, $6.6 billion, $7.1 billion, $8.7 billion, and $8.9 billion at September 30, June 30 and March 31, 2012, and December 31, and September 30, 2011, respectively, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at September 30, 2012, were down $556 million, or 27%, from December 31, 2011, due to loss mitigation activities including modifications, seasonality, decline in non-strategic and liquidating portfolios, and credit stabilization. Loans 90 days or more past due and still accruing whose repayments are insured by the Federal Housing Administration (FHA) or predominantly guaranteed by the Department of Veterans Affairs (VA) for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $21.4 billion at September 30, 2012, up from $20.5 billion at December 31, 2011.

Table 27 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 27: Loans 90 Days or More Past Due and Still Accruing

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2012	2012	2012	2011	2011
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$22,894	22,872	22,555	22,569	19,639
Less: FHA insured/guaranteed by the VA (1)(2)	20,320	20,368	19,681	19,240	16,498
Less: Student loans guaranteed under the FFELP (3)	1,082	1,144	1,238	1,281	1,212
Total, not government insured/guaranteed	$1,492	1,360	1,636	2,048	1,929

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$49	44	104	153	108
Real estate mortgage	206	184	289	256	207
Real estate construction	41	25	25	89	57
Foreign	2	3	7	6	11
Total commercial	298	256	425	504	383

Consumer:
Real estate 1-4 family first mortgage (2)	627	561	616	781	819
Real estate 1-4 family junior lien mortgage (2)(4)	151	159	156	279	255
Credit card	288	274	319	346	328
Other revolving credit and installment	128	110	120	138	144
Total consumer	1,194	1,104	1,211	1,544	1,546

Total, not government insured/guaranteed	$1,492	1,360	1,636	2,048	1,929

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.
(2)	Includes mortgages held for sale 90 days or more past due and still accruing.
(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.
(4)	During first quarter 2012, $43 million of 1-4 family junior lien mortgages were transferred to nonaccrual upon implementation of the Interagency Guidance issued on January 31, 2012.

Risk Management – Credit Risk Management (continued)

NET CHARGE-OFFS

Table 28: Net Charge-offs

	Quarter ended
	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
($ in millions)	Net loan charge- offs	As a % of avg. loans(1)	Net loan charge- offs	As a % of avg. loans (1)	Net loan charge- offs	As a % of avg. loans (1)	Net loan charge- offs	As a % of avg. loans (1)	Net loan charge- offs	As a % of avg. loans (1)
Commercial:
Commercial and industrial	$131	0.29%	$249	0.58%	$256	0.62%	$310	0.74%	$261	0.65%
Real estate mortgage	54	0.21	81	0.31	46	0.17	117	0.44	96	0.37
Real estate construction	1	0.03	17	0.40	67	1.43	(5)	(0.09)	55	1.06
Lease financing	1	0.03	-	-	2	0.06	4	0.13	3	0.11
Foreign	30	0.29	11	0.11	14	0.14	45	0.45	8	0.08
Total commercial	217	0.24	358	0.42	385	0.45	471	0.54	423	0.50
Consumer:
Real estate 1-4 family first mortgage	673	1.15	743	1.30	791	1.39	844	1.46	821	1.46
Real estate 1-4 family junior lien mortgage	1,036	5.17	689	3.38	763	3.62	800	3.64	842	3.75
Credit card	212	3.67	240	4.37	242	4.40	256	4.63	266	4.90
Other revolving credit and installment	220	1.00	170	0.79	214	0.99	269	1.24	259	1.19
Total consumer (2)	2,141	2.01	1,842	1.76	2,010	1.91	2,169	2.02	2,188	2.06
Total	$2,358	1.21%	$2,200	1.15%	$2,395	1.25%	$2,640	1.36%	$2,611	1.37%

(1)	Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)	Quarter ended September 30, 2012, includes $567 million resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. Excluding this impact, net charge offs were $1.8 billion (0.92% of average total loans outstanding). We believe that the presentation of certain information in this Report excluding the impact of the OCC guidance provides useful disclosure regarding the underlying credit quality of the Company’s loan portfolios.

Table 28 presents net charge-offs for third quarter 2012 and the previous four quarters. Net charge-offs in third quarter 2012 were $2.4 billion (1.21% of average total loans outstanding) compared with $2.6 billion (1.37%) in third quarter 2011. Third quarter 2012 included $567 million of net charge-offs resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. Excluding the impact of this guidance, net charge-offs were $1.8 billion (0.92% of average total loans outstanding), and net charge-offs as a percentage of average loans declined for nearly all categories of loans in third quarter 2012, compared with third quarter 2011, as we saw signs of stabilization in the housing market although the economic recovery remained uneven.

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

Table 29: Allowance for Credit Losses

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2012	2012	2012	2011	2011
Components:
Allowance for loan losses	$17,385	18,320	18,852	19,372	20,039
Allowance for unfunded credit commitments	418	326	277	296	333
Allowance for credit losses	$17,803	18,646	19,129	19,668	20,372
Allowance for loan losses as a percentage of total loans	2.22%	2.36	2.46	2.52	2.64
Allowance for loan losses as a percentage of annualized net charge-offs	185	207	196	185	193
Allowance for credit losses as a percentage of total loans	2.27	2.41	2.50	2.56	2.68
Allowance for credit losses as a percentage of total nonaccrual loans	85	91	87	92	93

In addition to the allowance for credit losses, there was $7.6 billion at September 30, 2012, and $10.7 billion at December 31, 2011, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with prior periods. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans at September 30, 2012 were home mortgages.

The decline in the allowance for loan losses in third quarter 2012 reflected continued improvement in consumer delinquency trends and improved portfolio performance. The reduction in the allowance included $567 million of net charge-offs resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. While the impact of the OCC guidance accelerated charge-offs of performing consumer loans discharged in bankruptcy in the third quarter, the allowance had full coverage for these charge-offs. The reduction also included a $200 million allowance release due to strong underlying credit. Total provision for credit losses was $1.6 billion in third quarter 2012, compared with $1.8 billion a year ago. Excluding the impact of the OCC guidance, the third quarter 2012 provision was $200 million less than net charge-offs, compared with a provision that was $400 million, $400 million, $600 million and $800 million less than net charge-offs in the second and first quarters of 2012 and fourth and third quarters of 2011, respectively.

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

We believe the allowance for credit losses of $17.8 billion was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2012. The allowance for credit losses is subject to change and reflects existing factors at the time of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economy and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Absent significant deterioration in the economy or significant impact of Hurricane Sandy on our loan portfolios, we continue to expect

Risk Management – Credit Risk Management (continued)

future allowance releases. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2011 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to the Financial Statements in this Report.

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

We have established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of probable losses for loans for which we have a repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Our mortgage repurchase liability estimation process also incorporates a forecast of repurchase demands associated with mortgage insurance rescission activity. Repurchase demands have primarily related to 2006 through 2008 vintages and to GSE-guaranteed MBS.

During third quarter 2012, we continued to experience elevated levels of repurchase activity measured by the number of investor repurchase demands. We repurchased or reimbursed investors for incurred losses on mortgage loans with original balances of $474 million in third quarter 2012, compared with $788 million a year ago. We incurred net losses on repurchased loans and investor reimbursements totalling $193 million in third quarter 2012 compared with $384 million a year ago.

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

Table 30: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government sponsored entities (1)		Private		Mortgage insurance rescissions with no demand (2)		Total
($ in millions)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)

2012
September 30,	6,525	$1,489	1,513	$331	817	$183	8,855	$2,003
June 30,	5,687	1,265	913	213	840	188	7,440	1,666
March 31,	6,333	1,398	857	241	970	217	8,160	1,856

2011
December 31,	7,066	1,575	470	167	1,178	268	8,714	2,010
September 30,	6,577	1,500	582	208	1,508	314	8,667	2,022
June 30,	6,876	1,565	695	230	2,019	444	9,590	2,239
March 31,	6,210	1,395	1,973	424	2,885	674	11,068	2,493

(1)	Includes repurchase demands of 534 and $111 million, 526 and $103 million, 694 and $131 million, 861 and $161 million, 878 and $173 million, 892 and $179 million and 685 and $132 million for September 30, June 30 and March 31, 2012, and December 31, September 30, June 30 and March 31, 2011, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller. The number of repurchase demands from GSEs that are from mortgage loans originated in 2006 through 2008 totaled 80% at September 30, 2012.
(2)	As part of our representations and warranties in our loan sales contracts, we typically represent to GSEs and private investors that certain loans have mortgage insurance to the extent there are loans that have loan to value ratios in excess of 80% that require mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer due to a claim of breach of a contractual representation or warranty, the lack of insurance may result in a repurchase demand from an investor. Similar to repurchase demands, we evaluate mortgage insurance rescission notices for validity and appeal for reinstatement if the rescission was not based on a contractual breach. When investor demands are received due to lack of mortgage insurance, they are reported as unresolved repurchase demands based on the applicable investor category for the loan (GSE or private). Over the last year, approximately 20% of our repurchase demands from GSEs had mortgage insurance rescission as one of the reasons for the repurchase demand. Of all the mortgage insurance rescissions notices received in 2011, approximately 80% have resulted in repurchase demands through September 2012. Not all mortgage insurance rescissions received in 2011 have been completed through the appeals process with the mortgage insurer and, upon successful appeal, we work with the investor to rescind the repurchase demand.
(3)	While the original loan balances related to these demands are presented above, the establishment of the repurchase liability is based on a combination of factors, such as our appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity, which is driven by the difference between the current loan balance and the estimated collateral value less costs to sell the property.

Risk Management – Credit Risk Management (continued)

The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at September 30, 2012, was flat from a year ago in both number of outstanding loans and in total dollar balances as we continued to work through the new demands and mortgage insurance rescissions. Customary with industry practice, we have the right of recourse against correspondent lenders from whom we have purchased loans with respect to representations and warranties. Of total repurchase demands and mortgage insurance recissions outstanding as of September 30, 2012, presented in Table 30, approximately 25% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we are currently recovering on average approximately 45% of losses from these lenders. Historical recovery rates as well as projected lender performance are incorporated in the establishment of our mortgage repurchase liability.

We believe we have a high quality residential mortgage loan servicing portfolio. Of the $1.9 trillion in the residential mortgage loan servicing portfolio at September 30, 2012, 93% was current, less than 2% was subprime at origination, and less than 1% was home equity securitizations. Our combined delinquency and foreclosure rate on this portfolio was 7.32% at September 30, 2012, compared with 7.96% at December 31, 2011. Four percent of this portfolio are private label securitizations where we originated the loans and therefore have some repurchase risk. We believe the risk of repurchase in our private label securitizations is substantially reduced, relative to other private label securitizations, because approximately half of this portfolio of private label securitizations do not contain representations and warranties regarding borrower or other third party misrepresentations related to the mortgage loan, general compliance with underwriting guidelines, or property valuation, which are commonly asserted bases for repurchase. For this 4% private label securitization segment of our residential mortgage loan servicing portfolio (weighted average age of 83 months), 58% are loans from 2005 vintages or earlier; 78% were prime at origination; and approximately 64% are jumbo loans. The weighted-average LTV as of September 30, 2012 for this private securitization segment was 74%. We believe the highest risk segment of these private label securitizations is the subprime loans originated in 2006 and 2007. These subprime loans have seller representations and warranties and currently have LTVs close to or exceeding 100%, and represent 9% of the private label securitization portion of the residential mortgage servicing portfolio. We had only $26 million of repurchases related to private label securitizations in the third quarter 2012.

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

Table 31 summarizes the changes in our mortgage repurchase liability.

Table 31: Changes in Mortgage Repurchase Liability

	Quarter ended

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2012	2012	2012	2011	2011
Balance, beginning of period	$1,764	1,444	1,326	1,194	1,188

Provision for repurchase losses:

Loan sales	75	72	62	27	19

Change in estimate (1)	387	597	368	377	371

Total additions	462	669	430	404	390

Losses	(193)	(349)	(312)	(272)	(384)

Balance, end of period	$2,033	1,764	1,444	1,326	1,194

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

The mortgage repurchase liability of $2.0 billion at September 30, 2012 represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The mortgage repurchase liability estimation process requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain, including demand expectations, economic factors, and the specific characteristics of the loans subject to repurchase. Our evaluation considers the collective actions of the GSEs and their regulator, the Federal Housing Finance Agency (FHFA), mortgage insurers and our correspondent lenders. We maintain regular contact with the GSEs, the FHFA, and other significant investors to monitor their repurchase demand practices and issues as part of our process to update our repurchase liability estimate as new information becomes available.

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, was $2.0 billion at September 30, 2012 and $1.3 billion at December 31, 2011. In the quarter ended September 30, 2012, we provided $462 million, which reduced net gains on mortgage loan origination/sales activities, compared with a provision of $390 million a year ago. Our provision in third quarter 2012 reflected an increase in projections of future GSE repurchase demands, net of appeals, for the 2006 through 2008 vintages to incorporate the impact of recent trends in repurchase demand activity (comprising approximately 58% of the third quarter 2012 provision), an increase in probable loss estimates for non-agency risk (approximately 26%), and new loan sales (approximately 16%). The increase in projected future GSE repurchase demands in the quarter was predominately a result of an increase in the expected demand rate on audited loans based on our most recent experience with the GSEs.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $2.5 billion at September 30, 2012, and was determined based upon modifying the assumptions utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions. For additional information on our repurchase liability, see the “Critical Accounting Policies – Liability for Mortgage Loan Repurchase Losses” section in our 2011 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

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

In April 2011, the Federal Reserve Board (FRB) and the OCC issued consent orders that require us to correct deficiencies in our residential mortgage loan servicing and foreclosure practices that were identified by federal banking regulators in their fourth quarter 2010 review. The consent orders also require that we improve our servicing and foreclosure practices. We have implemented nearly all of the operational changes that resulted from the expanded servicing responsibilities outlined in the consent orders.

On February 9, 2012, a federal/state settlement was announced among the DOJ, the Department of Housing and Urban Development (HUD), the Department of the Treasury, the Department of Veterans Affairs, the Federal Trade Commission (FTC), the Executive Office of the U.S. Trustee, the Consumer Financial Protection Bureau, a task force of Attorneys General representing 49 states, Wells Fargo, and four other servicers related to investigations of mortgage industry servicing and foreclosure practices. While Oklahoma did not participate in the larger settlement, it settled separately with the five servicers under a simplified agreement. Under the terms of the larger settlement, which became effective April 5, 2012, upon approval of a consent judgment by a federal court in Washington, DC and which will remain in effect for three and a half years (subject to a trailing review period), we have agreed to the following programmatic commitments, consisting of three components totaling approximately $5.3 billion:

•	Consumer Relief Program commitment of $3.4 billion

•	Refinance Program commitment of $900 million

•	Foreclosure Assistance Program of $1 billion

Additionally and simultaneously, the OCC and FRB announced the imposition of civil money penalties of $83 million and $87 million, respectively, pursuant to the consent orders. While still subject to FRB and OCC confirmation, Wells Fargo believes the civil money obligations were satisfied through payments made under the Foreclosure Assistance Program to the federal government and participating states for their use to address the impact of foreclosure challenges as they determine and which may include direct payments to consumers.

We began conducting creditable activities towards satisfaction of the requirements of the Consumer Relief Program on March 1, 2012. We can also receive an additional 25% credit

Risk Management – Credit Risk Management (continued)

for first or second lien principal reduction taken within one year from March 1, 2012. Because we will not receive dollar-for-dollar credit for the relief provided in some circumstances, the actual relief we provide to borrowers will likely exceed our commitment. The terms also require that we satisfy 75% of the commitments under the Consumer Relief Program within two years from March 1, 2012. If we do not meet this two-year requirement and also do not meet the entire commitment within three years, we are required to pay an amount equal to 140% of the unmet commitment amount. If we meet the two-year commitment target, but do not meet the entire commitment amount within the three years, we are required to pay an amount equal to 125% of the unmet commitment amount. We expect that we will be able to meet our commitment (and state-level sub-commitments) on the Consumer Relief Program within the required timeframes. We expect to be able to meet our Consumer Relief Program commitment primarily through our first and second lien modification and short sale and other deficiency balance waiver programs. Given the types of relief provided, we consider these loan modifications to be TDRs. We have evaluated our commitment along with the menu of credits and believe that fulfilling our commitment under the Consumer Relief Program has been appropriately considered in our estimation for the allowance for loan losses as well as our cash flow projections to evaluate the nonaccretable difference for our PCI portfolios at September 30, 2012.

We will receive credit under the Refinance Program for activities taken on or after March 1, 2012. The Refinance Program allows for an additional 25% credit (additional credit) for all refinance credits earned in the first 12 months of the program. We expect that we will be able to complete the number of refinances necessary to satisfy the entire credit in the first 12 months of offering the Refinance Program, which will provide an additional credit of $350 million to $390 million. If successful in this regard, the estimated total earned credit for the Refinance Program will be approximately $1.7 billion to $2.0 billion.

We expect that we will refinance approximately 33,000 to 36,000 borrowers with an unpaid principal balance of approximately $6.7 billion to $7.4 billion under the Refinance Program. Based on the mix of loans we anticipate will be refinanced, we estimate their weighted average note rate will be reduced by approximately 270 basis points and that their weighted average estimated remaining life will be approximately 10 years. These estimates will be affected by the actual number of eligible borrowers that accept a refinance offer, their existing and new note rates and the remaining term of the actual loans refinanced. The impact of fulfilling our commitment under the Refinance Program will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. Based on our expectation that we will fulfill the credit needs for the Refinance Program within the first 12 months, we expect the future reduction in interest income to be approximately $1.8 billion to $2.0 billion or $181 million to $201 million annually. As a result of refinancings under the Refinance Program, we will be forgoing interest that we may not otherwise have agreed to forgo. No loss was recognized in our financial statements for this estimated forgone interest income as the impact will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. The impact of this forgone interest income on our future net interest margin is anticipated to be modestly adverse and will be influenced by the overall mortgage interest rate environment, which products are accepted by the eligible borrowers, and the pace of the execution of the program. The Refinance Program will also affect our fair value for these loans. The estimated reduction of the fair value of our loans for the Refinance Program is approximately $1.4 billion to $1.6 billion and will be affected by our actual execution of the program and borrower acceptance rates.

The expectations discussed above about the volume of loans that we may refinance, the resulting reduction in our lifetime and annual interest income, and the reductions in fair value of loans for the Refinance Program exceed the amounts that would result from just meeting our minimum commitments under the Program due to the significantly higher than expected response we have received from our customers through the third quarter 2012, which is partially driven by product changes and our decision to hold interest rates consistent with the prevailing market environment.

Although the Refinance Program relates to borrowers in good standing as to their payment history who are not experiencing financial difficulty, we will evaluate each borrower to confirm their ability to repay their mortgage obligation. This evaluation will include reviewing key credit and underwriting policy metrics to validate that these borrowers are not experiencing financial difficulty and therefore, actions taken under the Refinance Program will not generally be considered a TDR. To the extent we determine that an eligible borrower is experiencing financial difficulty, we generally will consider alternative modification programs that are intended for loans that may be classified and accounted for as a TDR.

We expect that we will be able to meet the obligations of our commitment for the Refinance Program (and any state-level sub-commitments) and will not be required to pay for not meeting our commitment.

We are in the process of successfully executing activities under both the Consumer Relief and the Refinance Programs and have successfully implemented the settlement’s servicing standards in accordance with the terms of our commitments. We will be providing a report of progress against our commitments to the Monitor of the National Mortgage Settlement on November 14, 2012. As announced on August 20, 2012, we are making good progress towards our commitments.

Other Mortgage Matters On July 12, 2012, we entered into a settlement agreement with the DOJ resolving the DOJ’s claims that some of our mortgages may have had a disparate impact on some African-American and Hispanic borrowers. The DOJ claims were based on a statistical survey of Wells Fargo Home Mortgage (WFHM) loans between 2004 and 2009, and the claims primarily related to mortgages priced and sold to consumers by independent mortgage brokers. In the settlement, we denied the claims, but agreed to pay $125 million to borrowers that the DOJ believes were adversely affected by mortgages priced and sold by independent mortgage brokers through the wholesale division of WFHM. The settlement also resolved pending litigation filed in 2009 by the State of Illinois and an investigative complaint filed by the Pennsylvania Human Relations Commission. As part of the settlement, we also agreed to pay $50 million to fund a community support program in approximately eight cities or metropolitan statistical areas, as to be agreed upon between the DOJ and Wells Fargo, and agreed to undertake an internal lending compliance review of a small percentage of subprime mortgages delivered through our retail channel during the period of 2004 to 2008 and will rebate borrowers as appropriate. The $175 million was paid during third quarter 2012. While not part of the settlement, Wells Fargo also announced that as of July 13, 2012, it voluntarily discontinued the funding of mortgages that are originated, priced and sold by independent mortgage brokers through the WFHM wholesale division. Mortgages sold by independent mortgage brokers in this manner represented approximately 6% of Wells Fargo’s home mortgage funded volume in third quarter 2012. For additional information on this and other legal matters related to our mortgage origination and servicing activities, see pages 73-77 in our 2011 Form 10-K and Note 11 (Legal Actions) to Financial Statements in this Report.

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

INTEREST RATE RISK Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of September 30, 2012, our most recent simulation indicated estimated earnings at risk of less than 1% of our most likely earnings plan over the next 12 months under a range of both lower and higher interest rates, including a scenario in which the federal funds rate remains unchanged and the 10-year Constant Maturity Treasury bond yield averages below 1.20%, and a scenario in which the federal funds rate rises to 3.75% and the 10-year Constant Maturity Treasury bond yield increases to 5.10%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” below for more information.

We use exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount, credit risk amount and estimated net fair value of these derivatives as of September 30, 2012, and December 31, 2011, are presented in Note 12 (Derivatives) to Financial Statements in this Report.

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

The total carrying value of our residential and commercial MSRs was $12.1 billion at September 30, 2012, and $14.0 billion at December 31, 2011. The weighted-average note rate on our portfolio of loans serviced for others was 4.87% at September 30, 2012, and 5.14% at December 31, 2011. The carrying value of our total MSRs represented 0.63% of mortgage loans serviced for others at September 30, 2012, and 0.76% at December 31, 2011.

MARKET RISK – TRADING ACTIVITIES From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by our Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. Our Market and Institutional Risk Committee, which provides governance and oversight over market risk-taking activities across the Company, establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at September 30, 2012, and December 31, 2011, are included in Note 12 (Derivatives) to Financial Statements in this Report. Open “at risk” positions for all trading businesses are monitored by Corporate ALCO. Table 32 presents net gains (losses) from trading activities attributable to the following types of activity:

Table 32: Trading Activities

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

Customer accommodation	$393	82	1,083	769

Economic hedging	134	(515)	333	(167)

Proprietary	2	(9)	16	(18)

Total net trading gains (losses)	$529	(442)	1,432	584

The amounts reflected in the table above capture only gains (losses) due to changes in fair value of our trading positions and are reported within net gains (losses) on trading activities within the noninterest income line item of the income statement. These amounts do not include interest income and other fees earned from related activities, which are reported within interest income from trading assets and other fees within noninterest income line items of the income statement. Categorization of net gains (losses) from trading activities in the previous table is based on our own definition of those categories because uniform industry definitions do not currently exist.

Customer accommodation trading consists of security or derivative transactions conducted in an effort to help customers manage their market price risks and is done on their behalf or driven by their investment needs. For the majority of our customer accommodation trading, we serve as intermediary between buyer and seller. For example, we may enter into financial instruments with customers who use the instruments for risk management purposes and offset our exposure on such contracts by entering into separate instruments. Customer accommodation trading also includes net gains related to market-making activities in which we take positions to facilitate expected customer order flow.

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

Proprietary trading consists of security or derivative positions executed for our own account based on market expectations or to benefit from price differences between financial instruments and markets. Proprietary trading activity is expected to be restricted by the Dodd-Frank Act prohibitions known as the “Volcker Rule,” which has not yet been finalized. On October 11, 2011, federal banking agencies and the SEC issued proposed regulations to implement the Volcker Rule. We believe our definition of proprietary trading is consistent with the proposed regulations. However, given that final rule-making is required by various governmental regulatory agencies to define proprietary trading within the context of the final Volcker Rule, our definition of proprietary trading may change. We have reduced or exited certain business activities in anticipation of the final Volcker Rule. As discussed within the noninterest income section of our financial results, proprietary trading activity is not significant to our financial results. See the “Regulatory Reform” sections in our 2011 Form 10-K and in our 2012 First Quarter Form 10-Q for additional information on the Volcker Rule.

The fair value of our trading derivatives is reported in Notes 12 (Derivatives) and 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report. The fair value of our trading securities is reported in Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VaR) metrics complemented with sensitivity analysis and stress testing. VaR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VaR at a 99% confidence interval based on actual changes in rates and prices over the previous 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VaR throughout third quarter 2012 was $19 million, with a lower bound of $12 million and an upper bound of $32 million.

MARKET RISK – EQUITY MARKETS We are directly and indirectly affected by changes in the equity markets. For additional information regarding market risk related to equity markets, see page 81 of our 2011 Form 10-K.

Table 33 provides information regarding our marketable and nonmarketable equity investments.

Table 33: Nonmarketable and Marketable Equity Investments

	Sept. 30,	Dec. 31,
(in millions)	2012	2011

Nonmarketable equity investments:

Cost method:

Private equity investments	$3,718	3,444

Federal bank stock	4,343	4,617

Total cost method	8,061	8,061

Equity method:

LIHTC investments (1)	4,464	4,077

Private equity and other	4,983	4,670

Total equity method	9,447	8,747

Total nonmarketable equity investments (2)	$17,508	16,808

Marketable equity securities:

Cost	$2,327	2,929

Net unrealized gains	425	488

Total marketable equity securities (3)	$2,752	3,417

(1)	Represents low income housing tax credit investments
(2)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(3)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2012, core deposits were 115% of total loans, compared with 112% a year ago. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.

Table 34 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 34: Short-Term Borrowings

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2012	2012	2012	2011	2011

Balance, period end

Commercial paper and other short-term borrowings	$20,474	19,695	17,759	18,053	17,444

Federal funds purchased and securities sold under agreements to repurchase	31,483	36,328	33,205	31,038	33,331

Total	$51,957	56,023	50,964	49,091	50,775

Average daily balance for period

Commercial paper and other short-term borrowings	$19,675	18,072	18,038	17,301	17,040

Federal funds purchased and securities sold under agreements to repurchase	32,182	33,626	30,344	31,441	33,333

Total	$51,857	51,698	48,382	48,742	50,373

Maximum month-end balance for period

Commercial paper and other short-term borrowings (1)	$20,474	19,695	18,323	18,053	17,569

Federal funds purchased and securities sold under agreements to repurchase (2)	32,766	36,328	33,205	32,354	33,331

(1)	Highest month-end balance in each of the last five quarters was in September, June and January 2012, and December and July 2011.
(2)	Highest month-end balance in each of the last five quarters was in July, June and March 2012, and October and September 2011.

        We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets, as well as other market participants, generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of Federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, a reduction in credit rating would not cause us to violate any of our debt covenants. Generally, rating agencies review a firm’s ratings at least annually. During third quarter 2012, our ratings were reviewed and affirmed by both Standard & Poor’s and Fitch Ratings. Dominion Bond Rating Service reviewed and affirmed our ratings in second quarter 2012. There were no changes to our credit ratings in third quarter 2012. See the “Risk Management – Asset/Liability Management” and “Risk Factors” sections in our 2011 Form 10-K for additional information regarding our credit ratings as of December 31, 2011, and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 12 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.

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

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In April 2012, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred

48

stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. During the first nine months of 2012, the Parent issued $15.3 billion of senior notes, of which $10.6 billion were registered with the SEC.

The Parent’s proceeds from securities issued in the first nine months of 2012 were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise.

Table 35 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series L & M, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices or bearing interest at a fixed or floating rate.

Table 35: Medium-Term Note (MTN) Programs

			September 30, 2012
(in billions)	Date established		Debt issuance authority	Available for issuance

MTN program:
Series L & M (1)	May 2012		$25.0	22.3
Series K (1) (3)	April 2010		25.0	23.4
European (2) (3)	December 2009		25.0	20.9
Australian (2) (4)	June 2005	AUD	10.0	6.7

(1)	SEC registered.
(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
(3)	As amended in April 2012.
(4)	As amended in October 2005 and March 2010.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At September 30, 2012, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $102.2 billion in long-term debt issuance authority. In March 2012, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. During the first nine months of 2012, Wells Fargo Bank, N.A. issued $4.6 billion of senior notes. At September 30, 2012, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50 billion in short-term senior notes and $45.4 billion in long-term senior or subordinated notes.

Wells Fargo Canada Corporation In January 2012, Wells Fargo Canada Corporation (WFCC, formerly known as Wells Fargo Financial Canada Corporation), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to CAD $7.0 billion in medium-term notes. During the first nine months of 2012, WFCC issued CAD $3.0 billion in medium-term notes. At September 30, 2012, CAD $4.0 billion remained available for future issuance.

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

Capital Management

We have an active program for managing stockholders’ equity and regulatory capital, and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital primarily through the retention of earnings net of dividends. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $9.6 billion from December 31, 2011, predominantly from Wells Fargo net income of $13.8 billion, less common and preferred stock dividends of $4.2 billion. During third quarter 2012, we issued approximately 31 million shares of common stock (approximately 105 million for the first nine months of 2012), substantially all of which related to employee benefit plans. We also issued 30 million Depositary Shares, each representing a 1/1,000th interest in a share of the Company’s newly issued Non-Cumulative Perpetual Class A Preferred Stock, Series N, for an aggregate public offering price of $750 million. During third quarter 2012, we repurchased approximately 6 million shares of common stock in open market transactions and from employee benefit plans, at a net cost of $195 million, and approximately 11 million shares through the settlement in September 2012 of a $350 million forward purchase contract entered into in June 2012. In addition, the Company entered into a forward purchase contract in September 2012 at a net cost of $300 million and settled in October 2012 for approximately 9 million shares. For additional information about our forward repurchase agreements see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report. During the first nine months of 2012 we repurchased a total of approximately 50 million shares of common stock at a net cost of $1.6 billion in open market transactions and from employee plans, as well as approximately 27 million shares of common stock at a net cost of $850 million from the settlement of forward purchase contracts.

Regulatory Capital Guidelines

The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At September 30, 2012, the Company and each of our subsidiary banks were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

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

In 2007, U.S. bank regulators approved a final rule adopting international guidelines for determining regulatory capital known as “Basel II.” Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. We entered the “parallel run phase” of Basel II in July 2012. During the “parallel run phase,” banks must successfully complete at least a four quarter evaluation period under supervision from regulatory agencies in order to be compliant with the Basel II final rule.

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

The BCBS also proposed additional Tier 1 common equity surcharge requirements for global systemically important banks (G-SIBs). The surcharge ranges from 1.0% to 3.5% of risk-weighed assets depending on the bank’s systemic importance to be determined under an indicator-based approach that would consider five broad categories: cross-jurisdictional activity; size; inter-connectedness; substitutability/financial institution infrastructure and complexity. These additional capital requirements, which would be phased in beginning in January 2016 and become fully effective on January 1, 2019, would be in addition to the Basel III 7.0% Tier 1 common equity requirement. The Financial Stability Board (FSB), in an updated list published in November 2012 based on year-end 2011 data, has identified the Company as one of 28 G-SIBs and provisionally determined that the Company’s surcharge would be 1%. The FSB may revise the list of G-SIBs and their required surcharges prior to implementation based on additional or future data.

U.S. regulatory authorities have been considering the BCBS capital guidelines and proposals, and in June 2012, the U.S. banking regulators jointly issued three notices of proposed rulemaking that are essentially intended to implement the BCBS capital guidelines for U.S. banks. Together these notices of proposed rulemaking would, among other things:

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

Although uncertainty exists regarding final capital rules, we evaluate the impact of Basel III on our capital ratios based on our interpretation of the proposed capital requirements and we estimate that our Tier 1 common equity ratio under the Basel III capital proposals exceeded the fully phased-in minimum of 7.0% by 102 basis points at September 30, 2012. The proposed Basel III capital rules and interpretations and assumptions used in estimating our Basel III calculations are subject to change depending on final promulgation of Basel III capital rulemaking.

In October 2012, the FRB and OCC issued final rules regarding stress testing as required under the Dodd-Frank Act provision imposing enhanced prudential standards on large bank holding companies (BHCs) such as Wells Fargo. The final stress test rules, which become effective on November 15, 2012, set forth the timing and type of stress test activities as well as rules governing controls, oversight and disclosure.

Table 36 and Table 37, which appear at the end of this Capital Management section, provide information regarding our Tier 1 common equity calculations under Basel I and as estimated under Basel III, respectively.

Capital Planning

In late 2011, the FRB finalized rules to require large BHCs to submit capital plans annually and to obtain regulatory approval before making capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions.

Under the FRB’s new capital plan rule, our 2012 Comprehensive Capital Analysis and Review (CCAR) included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB used to conduct a CCAR in 2011. As part of the 2012 CCAR, the FRB also generated a supervisory stress test driven by a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance.

On March 13, 2012, the FRB notified us that it did not object to our 2012 capital plan included in the 2012 CCAR. Since the FRB notification, the Company took several capital actions,

including increasing its quarterly common stock dividend rate to $0.22 a share, redeeming a total of $2.7 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the proposed Basel III capital standards, and purchasing an aggregate of $2.2 billion of our subordinated debt with an effective yield of 2.02% in tender offers for such securities.

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

In first quarter 2011, the Board authorized the repurchase of 200 million shares of our common stock. At September 30, 2012, we had remaining authority under this authorization to purchase approximately 40 million shares. In October 2012, the Board authorized the repurchase of an additional 200 million shares. For more information about share repurchases during 2012, see Part II, Item 2 of this Report.

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

In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. We have purchased an additional 951,426 warrants since the U.S. Treasury auction. At September 30, 2012, there were 39,144,299 warrants outstanding and exercisable and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Capital Management (continued)

Table 36: Tier 1 Common Equity Under Basel I (1)

		Sept. 30,	Dec. 31,
(in billions)		2012	2011

Total equity		$156.1	141.7
Noncontrolling interests		(1.4)	(1.5)

Total Wells Fargo stockholders’ equity		154.7	140.2

Adjustments:
Preferred equity		(11.3)	(10.6)
Goodwill and intangible assets (other than MSRs)		(33.4)	(34.0)
Applicable deferred taxes		3.3	3.8
MSRs over specified limitations		(0.7)	(0.8)
Cumulative other comprehensive income		(6.4)	(3.1)
Other		(0.4)	(0.4)

Tier 1 common equity	(A)	$105.8	95.1

Total risk-weighted assets (2)	(B)	$1,067.1	1,005.6

Tier 1 common equity to total risk-weighted assets (2)	(A)/(B)	9.92%	9.46

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets. The September 30, 2012, risk-weighted assets and resulting Tier 1 common equity to total risk-weighted assets reflect the Company’s refinement to its determination of risk weighting of certain unused lending commitments that provide for the ability to issue standby letters of credit and commitments to issue standby letters of credit under syndication arrangements where we have an obligation to issue in a lead agent or similar capacity beyond our contractual participation level.

Table 37: Tier 1 Common Equity Under Basel III (Estimated) (1)(2)

(in billions)		September 30, 2012

Tier 1 common equity under Basel I		$105.8

Adjustments from Basel I to Basel III (3) (5):
Cumulative other comprehensive income related to AFS securities and defined benefit pension plans		6.0
Other		0.3

Total adjustments from Basel I to Basel III		6.3
Threshold deductions, as defined under Basel III (4) (5)		(0.7)

Tier 1 common equity anticipated under Basel III	(C)	$111.4

Total risk-weighted assets anticipated under Basel III (6)	(D)	$1,388.3

Tier 1 common equity to total risk-weighted assets anticipated under Basel III	(C)/(D)	8.02%

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	The Basel III Tier 1 common equity and risk-weighted assets are calculated based on management’s current interpretation of the Basel III capital rules proposed by federal banking agencies in notices of proposed rulemaking announced in June 2012. The proposed rules and interpretations and assumptions used in estimating Basel III calculations are subject to change depending on final promulgations of Basel III capital rules.
(3)	Adjustments from Basel I to Basel III represent reconciling adjustments, primarily certain components of cumulative other comprehensive income deducted for Basel I purposes, to derive Tier 1 common equity under Basel III.
(4)	Threshold deductions, as defined under Basel III, include individual and aggregate limitations, as a percentage of Tier 1 common equity, with respect to MSRs, deferred tax assets and investments in unconsolidated financial companies.
(5)	Volatility in interest rates can have a significant impact on the valuation of cumulative other comprehensive income and MSRs and therefore, may impact adjustments from Basel I to Basel III, and MSRs subject to threshold deductions, as defined under Basel III, in future reporting periods.
(6)	Under current Basel proposals, risk-weighted assets incorporate different classifications of assets, with certain risk weights based on a borrower’s credit rating or Wells Fargo’s own risk models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements. The amount of risk-weighted assets anticipated under Basel III is preliminary and subject to change depending on final promulgation of Basel III capital rulemaking and interpretations thereof by regulatory authorities.

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

The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Reform” and “Risk Factors” sections of our 2011 Form 10-K and the “Regulatory Reform” section of our 2012 First and Second Quarter Reports on Form 10-Q.

STRESS TESTING REQUIREMENTS In October 2012, the FRB and OCC issued final rules regarding stress testing as required under the Dodd-Frank Act provision, imposing enhanced prudential standards on large BHCs such as Wells Fargo. The final stress test rules will become effective on November 15, 2012. For additional information, see the “Capital Management” section of this Report.

REGULATION OF CONSUMER FINANCIAL PRODUCTS BY THE CONSUMER FINANCIAL PROTECTION BUREAU (CFPB) The CFPB, which has now been in operation for over a year, has indicated that it expects to concentrate much of its rulemaking efforts in upcoming months on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. In addition, the CFPB has also gathered data concerning other consumer products, including private student lending, prepaid cards and overdraft practices.

REGULATION OF SWAPS AND OTHER DERIVATIVES ACTIVITIES In July 2012, the Commodity Futures Trading Commission and the SEC finalized definitions for terms such as “swap” and “security-based swap” and delineated the jurisdiction of “mixed swaps” between the Commissions. Finalization of these terms established the compliance dates for many of the Commissions’ rules implementing the new regulatory framework for swaps, including registration requirements for swap dealers. Wells Fargo Bank, N.A. must provisionally register as a swap dealer with the National Futures Association on December 31, 2012.

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

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements in this Report include, but are not limited to, statements we make about: (i) future results of the Company; (ii) our noninterest expense, including our expectations regarding operating within our targeted efficiency ratio range of 55 to 59% in fourth quarter 2012, as part of our expense management initiatives; (iii) future credit quality and expectations regarding future loan losses in our loan portfolios; our foreign loan exposure; the level and loss content of NPAs and nonaccrual loans; the appropriateness of the allowance for credit losses, including our current expectation of future allowance releases; the recast risk in our Pick-a-Pay portfolio; and the reduction or mitigation of risk in our loan portfolios and the effects of loan modification programs; (iv) our net interest income and net interest margin, including our expectation that we expect continued pressure on our net interest margin; (v) our plans to retain on our balance sheet some of our 1-4 family conforming first mortgage loans and the expected benefits associated with the retention of such mortgage loans; (vi) future capital levels and our estimate regarding our Tier 1 common equity ratio as of September 30, 2012 under the latest Basel III capital proposals contained in the notices of proposed rulemaking announced by federal banking agencies in June 2012; (vii) the quality of our residential mortgage loan servicing portfolio, our mortgage repurchase exposure and exposure relating to our mortgage foreclosure practices; (viii) our expectations regarding the satisfaction of our obligations under our settlement with the DOJ and other federal and state government entities related to our mortgage servicing and foreclosure practices, including our estimates of the impact of the settlement on our future financial results; (ix) the expected outcome and impact of legal, regulatory and legislative developments, including the Dodd-Frank Act; and (x) the Company’s plans, objectives and strategies, including our belief that we have more opportunity to increase cross-sell of our products.

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

•

current and future economic and market conditions, including the effects of further declines in housing prices and high unemployment rates, U. S. fiscal debt, budget and tax matters, the sovereign debt crisis and economic difficulties in Europe, and the overall slowdown in global economic growth;

•

losses relating to Hurricane Sandy and related storms, including as a result of, among other things, the loss of business due to the extensive damage to communities and the closing of some of our retail stores and facilities in the affected areas and, as to our consumer and commercial loan portfolios, the extent of damage or loss to our collateral for loans in our portfolios or the unavailability of adequate insurance coverage or government assistance for our borrowers;

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

In addition to the above factors, we also caution that there is no assurance that our allowance for credit losses will be appropriate to cover future credit losses, especially if housing prices decline, unemployment worsens or losses from Hurricane Sandy are significant. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.

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

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2012, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions, except per share amounts)	2012	2011	2012	2011

Interest income
Trading assets	$299	343	1,019	1,040
Securities available for sale	1,966	2,053	6,201	6,383
Mortgages held for sale	476	389	1,412	1,188
Loans held for sale	17	13	38	42
Loans	9,016	9,224	27,455	27,972
Other interest income	151	156	409	409

Total interest income	11,925	12,178	36,534	37,034

Interest expense
Deposits	428	559	1,328	1,768
Short-term borrowings	19	20	55	66
Long-term debt	756	980	2,375	3,093
Other interest expense	60	77	189	236

Total interest expense	1,263	1,636	3,947	5,163

Net interest income	10,662	10,542	32,587	31,871
Provision for credit losses	1,591	1,811	5,386	5,859

Net interest income after provision for credit losses	9,071	8,731	27,201	26,012

Noninterest income
Service charges on deposit accounts	1,210	1,103	3,433	3,189
Trust and investment fees	2,954	2,786	8,691	8,646
Card fees	744	1,013	2,102	2,973
Other fees	1,097	1,085	3,326	3,097
Mortgage banking	2,807	1,833	8,570	5,468
Insurance	414	423	1,455	1,494
Net gains (losses) from trading activities	529	(442)	1,432	584
Net gains (losses) on debt securities available for sale (1)	3	300	(65)	6
Net gains from equity investments (2)	164	344	770	1,421
Operating leases	218	284	397	464
Other	411	357	1,440	1,130

Total noninterest income	10,551	9,086	31,551	28,472

Noninterest expense
Salaries	3,648	3,718	10,954	10,756
Commission and incentive compensation	2,368	2,088	7,139	6,606
Employee benefits	1,063	780	3,720	3,336
Equipment	510	516	1,526	1,676
Net occupancy	727	751	2,129	2,252
Core deposit and other intangibles	419	466	1,256	1,413
FDIC and other deposit assessments	359	332	1,049	952
Other	3,018	3,026	9,729	9,894

Total noninterest expense	12,112	11,677	37,502	36,885

Income before income tax expense	7,510	6,140	21,250	17,599
Income tax expense	2,480	1,998	7,179	5,571

Net income before noncontrolling interests	5,030	4,142	14,071	12,028
Less: Net income from noncontrolling interests	93	87	264	266

Wells Fargo net income	$4,937	4,055	13,807	11,762

Less: Preferred stock dividends and other	220	216	665	625

Wells Fargo net income applicable to common stock	$4,717	3,839	13,142	11,137

Per share information
Earnings per common share	$0.89	0.73	2.48	2.11
Diluted earnings per common share	0.88	0.72	2.45	2.09
Dividends declared per common share	0.22	0.12	0.66	0.36
Average common shares outstanding	5,288.1	5,275.5	5,292.7	5,280.2
Diluted average common shares outstanding	5,355.6	5,319.2	5,355.7	5,325.6

(1)	Total other-than-temporary impairment (OTTI) losses (gains) were $(101) million and $136 million for third quarter 2012 and 2011, respectively. Of total OTTI, losses of $36 million and $96 million were recognized in earnings, and losses (gains) of $(137) million and $40 million were recognized as non-credit-related OTTI in other comprehensive income for third quarter 2012 and 2011, respectively. Total other-than-temporary impairment (OTTI) losses (gains) were $(19) million and $189 million for the nine months ended September 30, 2012 and 2011, respectively. Of total OTTI, losses of $163 million and $365 million were recognized in earnings, and gains of $(182) million and $(176) million were recognized as non-credit-related OTTI in other comprehensive income for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Includes OTTI losses of $36 million and $48 million for third quarter 2012 and 2011, respectively, and $94 million and $105 million for the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Comprehensive Income (Unaudited)

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

Wells Fargo net income	$4,937	4,055	13,807	11,762

Other comprehensive income, before tax:
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	45	(58)	(1)	(29)
Reclassification of net gains included in net income	-	-	(10)	-
Securities available for sale:
Net unrealized gains (losses) arising during the period	2,892	(2,007)	5,597	(878)
Reclassification of net gains included in net income	(41)	(431)	(290)	(614)
Derivatives and hedging activities:
Net unrealized gains arising during the period	24	68	63	205
Reclassification of net gains on cash flow hedges included in net income	(89)	(141)	(295)	(454)
Defined benefit plans adjustment:
Net actuarial gains (losses) arising during the period	(1)	1	(18)	(2)
Amortization of net actuarial loss and prior service cost included in net income	35	23	111	71

Other comprehensive income (loss), before tax	2,865	(2,545)	5,157	(1,701)
Income tax (expense) benefit related to OCI	(1,057)	945	(1,923)	781

Other comprehensive income (loss), net of tax	1,808	(1,600)	3,234	(920)
Less: Other comprehensive income (loss) from noncontrolling interests	2	(6)	6	(10)

Wells Fargo other comprehensive income (loss), net of tax	1,806	(1,594)	3,228	(910)

Wells Fargo comprehensive income	6,743	2,461	17,035	10,852
Comprehensive income from noncontrolling interests	95	81	270	256

Total comprehensive income	$6,838	2,542	17,305	11,108

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	Sept. 30,	Dec. 31,
(in millions, except shares)	2012	2011

Assets
Cash and due from banks	$16,986	19,440
Federal funds sold, securities purchased under resale agreements and other short-term investments	100,442	44,367
Trading assets	60,592	77,814
Securities available for sale	229,350	222,613
Mortgages held for sale (includes $46,575 and $44,791 carried at fair value)	50,337	48,357
Loans held for sale (includes $172 and $1,176 carried at fair value)	298	1,338

Loans (includes $6,188 and $5,916 carried at fair value)	782,630	769,631
Allowance for loan losses	(17,385)	(19,372)

Net loans	765,245	750,259

Mortgage servicing rights:
Measured at fair value	10,956	12,603
Amortized	1,144	1,408
Premises and equipment, net	9,165	9,531
Goodwill	25,637	25,115
Other assets	104,563	101,022

Total assets (1)	$1,374,715	1,313,867

Liabilities
Noninterest-bearing deposits	$268,991	244,003
Interest-bearing deposits	683,248	676,067

Total deposits	952,239	920,070
Short-term borrowings	51,957	49,091
Accrued expenses and other liabilities	83,659	77,665
Long-term debt (includes $218 and $0 carried at fair value)	130,801	125,354

Total liabilities (2)	1,218,656	1,172,180

Equity
Wells Fargo stockholders’ equity:
Preferred stock	12,283	11,431
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,463,056,853 shares and 5,358,522,061 shares	9,105	8,931
Additional paid-in capital	59,089	55,957
Retained earnings	73,994	64,385
Cumulative other comprehensive income	6,435	3,207
Treasury stock – 173,431,978 shares and 95,910,425 shares	(5,186)	(2,744)
Unearned ESOP shares	(1,041)	(926)

Total Wells Fargo stockholders’ equity	154,679	140,241
Noncontrolling interests	1,380	1,446

Total equity	156,059	141,687

Total liabilities and equity	$1,374,715	1,313,867

(1)	Our consolidated assets at September 30, 2012, and December 31, 2011, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $264 million and $321 million; Trading assets, $520 million and $293 million; Securities available for sale, $2.7 billion and $3.3 billion; Mortgages held for sale, $602 million and $444 million; Net loans, $10.8 billion and $12.0 billion; Other assets, $502 million and $1.9 billion, and Total assets, $15.5 billion and $18.2 billion, respectively.
(2)	Our consolidated liabilities at September 30, 2012, and December 31, 2011, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $0 and $24 million; Accrued expenses and other liabilities, $128 million and $175 million; Long-term debt, $3.9 billion and $4.9 billion; and Total liabilities, $4.0 billion and $5.1 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance January 1, 2011	10,185,303	$8,689	5,262,283,228	$8,787
Net income
Other comprehensive loss, net of tax
Noncontrolling interests
Common stock issued			40,877,396	68
Common stock repurchased			(59,201,762)
Preferred stock issued to ESOP	1,200,000	1,200
Preferred stock released by ESOP
Preferred stock converted to common shares	(824,411)	(824)	28,261,663	47
Common stock warrants repurchased
Preferred stock issued	25,010	2,501
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	400,599	2,877	9,937,297	115
Balance September 30, 2011	10,585,902	$11,566	5,272,220,525	$8,902

Balance December 31, 2011	10,450,690	$11,431	5,262,611,636	$8,931
Cumulative effect of fair value election for certain residential mortgage servicing rights
Balance January 1, 2012	10,450,690	11,431	5,262,611,636	8,931
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			80,013,209	133
Common stock repurchased (1)			(77,521,553)
Preferred stock issued to ESOP	940,000	940
Preferred stock released by ESOP
Preferred stock converted to common shares	(837,591)	(838)	24,521,583	41
Preferred stock issued	30,000	750
Common stock dividends
Preferred stock dividends
Tax benefit upon exercise of stock options
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	132,409	852	27,013,239	174
Balance September 30, 2012	10,583,099	$12,283	5,289,624,875	$9,105

(1)	For the nine months ended September 30, 2012, includes $300 million related to a private forward repurchase transaction entered into in third quarter 2012 that settled in October 2012 for approximately 9 million shares of common stock. See Note 1 (Summary of Significant Accounting Policies) for additional information.

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
53,426	51,918	4,738	(487)	(663)	126,408	1,481	127,889
	11,762				11,762	266	12,028
		(910)			(910)	(10)	(920)
(39)					(39)	(261)	(300)
946					1,014		1,014
(150)			(1,612)		(1,762)		(1,762)
102				(1,302)	-		-
(70)				894	824		824
777					-		-
(1)					(1)		(1)
					2,501		2,501
16	(1,921)				(1,905)		(1,905)
	(624)				(624)		(624)
69					69		69
454					454		454
(35)			12		(23)		(23)
2,069	9,217	(910)	(1,600)	(408)	11,360	(5)	11,355
55,495	61,135	3,828	(2,087)	(1,071)	137,768	1,476	139,244

55,957	64,385	3,207	(2,744)	(926)	140,241	1,446	141,687

	2				2		2
55,957	64,387	3,207	(2,744)	(926)	140,243	1,446	141,689
	13,807				13,807	264	14,071
		3,228			3,228	6	3,234
(6)					(6)	(336)	(342)
1,867					2,000		2,000
(150)			(2,447)		(2,597)		(2,597)
88				(1,028)	-		-
(75)				913	838		838
797					-		-
(8)					742		742
41	(3,541)				(3,500)		(3,500)
	(659)				(659)		(659)
198					198		198
465					465		465
(85)			5		(80)		(80)
3,132	9,607	3,228	(2,442)	(115)	14,436	(66)	14,370
59,089	73,994	6,435	(5,186)	(1,041)	154,679	1,380	156,059

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended Sept. 30,
(in millions)	2012	2011
Cash flows from operating activities:
Net income before noncontrolling interests	$14,071	12,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,386	5,859
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	(1,496)	713
Depreciation and amortization	2,083	1,483
Other net losses	724	3,094
Preferred stock released by ESOP	838	824
Stock incentive compensation expense	465	454
Excess tax benefits related to stock option payments	(193)	(70)
Originations of MHFS	(372,204)	(229,382)
Proceeds from sales of and principal collected on mortgages originated for sale	317,386	224,464
Originations of LHFS	(10)	-
Proceeds from sales of and principal collected on LHFS	8,792	8,077
Purchases of LHFS	(7,221)	(7,010)
Net change in:
Trading assets	86,127	16,815
Deferred income taxes	202	1,830
Accrued interest receivable	(3)	(277)
Accrued interest payable	81	(125)
Other assets, net	(4,499)	(8,603)
Other accrued expenses and liabilities, net	(340)	7,615
Net cash provided by operating activities	50,189	37,789
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(56,075)	(9,167)
Securities available for sale:
Sales proceeds	4,969	21,374
Prepayments and maturities	44,592	34,114
Purchases	(49,703)	(84,157)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(29,308)	(25,542)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	4,601	5,310
Purchases (including participations) of loans by banking subsidiaries	(7,431)	(5,514)
Principal collected on nonbank entities’ loans	17,719	7,688
Loans originated by nonbank entities	(16,122)	(5,668)
Net cash paid for acquisitions	(4,319)	(245)
Proceeds from sales of foreclosed assets	7,427	8,089
Changes in MSRs from purchases and sales	159	(102)
Other, net	(2,285)	2,051
Net cash used by investing activities	(85,776)	(51,769)
Cash flows from financing activities:
Net change in:
Deposits	32,166	47,486
Short-term borrowings	2,481	(4,547)
Long-term debt:
Proceeds from issuance	24,999	7,779
Repayment	(22,273)	(33,436)
Preferred stock:
Proceeds from issuance	742	2,501
Cash dividends paid	(726)	(691)
Common stock:
Proceeds from issuance	2,000	1,014
Repurchased	(2,597)	(1,762)
Cash dividends paid	(3,500)	(1,905)
Common stock warrants repurchased	-	(1)
Excess tax benefits related to stock option payments	193	70
Net change in noncontrolling interests	(352)	(258)
Net cash provided by financing activities	33,133	16,250
Net change in cash and due from banks	(2,454)	2,270
Cash and due from banks at beginning of period	19,440	16,044
Cash and due from banks at end of period	$16,986	18,314
Supplemental cash flow disclosures:
Cash paid for interest	$3,866	5,288
Cash paid for income taxes	4,701	2,898

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

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

Accounting Standards Adopted in 2012

In third quarter 2012, we early adopted Accounting Standards Update (ASU or Update) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.

ASU 2012-02 provides entities with the option to perform a qualitative assessment of indefinite-lived intangible assets to test for impairment. If, based on qualitative reviews, a company concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the company must complete quantitative steps to determine if the asset is impaired. If a company concludes otherwise, quantitative tests are not required. Our adoption of this Update did not affect our consolidated financial statements.

In first quarter 2012, we adopted the following new accounting guidance:

•	ASU 2011-05, Presentation of Comprehensive Income;
•	ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05;
•	ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs; and
•	ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.

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

ASU 2011-04 modifies accounting guidance and expands existing disclosure requirements for fair value measurements. This Update clarifies how fair values should be measured for instruments classified in stockholders’ equity and under what circumstances premiums and discounts should be applied in fair value measurements. This Update also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. ASU 2011-04 requires new disclosures for financial instruments classified as Level 3, including: 1) quantitative information about unobservable inputs used in measuring fair value, 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs, and 3) a description of valuation processes used. This Update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. We adopted this guidance in first quarter 2012 with prospective application, resulting in

Note 1: Summary of Significant Accounting Policies (continued)

expanded fair value disclosures. The measurement clarifications of this Update did not have a material effect on our consolidated financial statements.

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

We implemented the guidance in the Office of the Comptroller of the Currency (OCC) update to Bank Accounting Advisory Series (OCC guidance) issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual troubled debt restructurings (TDRs), regardless of their delinquency status.

Our updated nonaccrual policy is as follows:

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off; or

•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

There have been no other material changes to our significant accounting policies, as discussed in Note 1 in our 2011 Form 10-K.

Private Share Repurchases

In June 2012, we entered into a private forward repurchase contract with an unrelated third party. This contract settled in third quarter 2012 for approximately 11 million shares of our common stock. We entered into this transaction to complement our open-market common stock repurchase strategies, to allow us to manage our share repurchases in a manner consistent with our capital plan submitted under the 2012 Comprehensive Capital Analysis and Review (CCAR), and to provide an economic benefit to the Company. In connection with this contract, we paid $350 million to the counterparty, which was recorded in permanent equity in the quarter paid and was not subject to re-measurement. The classification of the up-front payment as permanent equity assured that we would have appropriate repurchase timing consistent with our 2012 capital plan, which contemplated a fixed dollar amount available per quarter for share repurchases pursuant to Federal Reserve Board (FRB) supervisory guidance. In return, the counterparty agreed to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. The counterparty had the right to accelerate settlement with delivery of shares prior to the contractual settlement. There were no scenarios where the contracts would not either physically settle in shares or allow us to choose the settlement method.

In September 2012, we entered into a similar private forward repurchase contract and paid $300 million to an unrelated third party. This contract settled in October 2012 for approximately 9 million shares of our common stock. The amount we paid to the counterparty meets accounting requirements to be treated as a permanent equity reduction.

SUPPLEMENTAL CASH FLOW INFORMATION  Noncash activities are presented below, including information on transfers affecting MHFS, LHFS, and MSRs.

	Nine months ended Sept. 30,
(in millions)	2012	2011

Transfers from loans to securities available for sale	$921	-
Trading assets retained from securitization of MHFS	68,905	23,205
Capitalization of MSRs from sale of MHFS	3,860	2,852
Transfers from MHFS to foreclosed assets	172	169
Transfers from loans to MHFS	5,523	5,490
Transfers from loans to LHFS	118	170
Transfers from loans to foreclosed assets	6,938	7,057
Changes in consolidations (deconsolidations) of variable interest entities:
Securities available for sale	(40)	6
Loans	(295)	(693)
Long-term debt	(338)	674

SUBSEQUENT EVENTS  We have evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2012, and there have been no material events that would require recognition in our third quarter 2012 consolidated financial statements or disclosure in the Notes to the financial statements. During the last week of October 2012, Hurricane Sandy and related storms caused destruction along the East Coast, including in Connecticut, New Jersey, New York, Pennsylvania, Delaware, Maryland, Virginia and Washington D.C., and resulted in, among other things, property damage for our customers and the closing of many businesses and financial markets. We are currently assessing the impact to our customers and our business as a result of

Hurricane Sandy. The financial impact to us is expected to primarily relate to our consumer and commercial real estate loan portfolios and will depend on a number of factors, including, as to our consumer and commercial loan portfolios, the types of loans most affected by the storms, the extent of damage to our collateral, the extent of available insurance coverage, the availability of government assistance for our borrowers, and whether our borrowers’ ability to repay their loans has been diminished. We are actively reviewing our exposure but are currently unable to reasonably estimate the extent of losses we may incur as a result of these storms.

Note 2: Business Combinations

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional contingent consideration related to acquisitions, which is considered to be a guarantee, see Note 10.

In the first nine months of 2012, we completed four acquisitions with combined total assets of $4.8 billion consisting of an energy lending business with total assets of $3.6 billion, an asset-based lending business with total assets of $874 million, a prime brokerage and technology provider with total assets of $281 million and a global investments business with total assets of $7 million. At September 30, 2012, we had no pending business combinations.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments

The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Sept. 30,	Dec. 31,
(in millions)	2012	2011

Federal funds sold and securities purchased under resale agreements	$30,517	24,255
Interest-earning deposits	68,336	18,917
Other short-term investments	1,589	1,195

Total	$100,442	44,367

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

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

September 30, 2012

Securities of U.S. Treasury and federal agencies	$1,829	40	-	1,869
Securities of U.S. states and political subdivisions	36,417	1,994	(486)	37,925
Mortgage-backed securities:
Federal agencies	97,342	5,381	(10)	102,713
Residential	14,754	1,845	(61)	16,538
Commercial	18,213	1,743	(396)	19,560

Total mortgage-backed securities	130,309	8,969	(467)	138,811

Corporate debt securities	19,101	1,254	(92)	20,263
Collateralized debt obligations (1)	9,890	475	(140)	10,225
Other (2)	17,128	491	(114)	17,505

Total debt securities	214,674	13,223	(1,299)	226,598

Marketable equity securities:
Perpetual preferred securities	1,924	240	(47)	2,117
Other marketable equity securities	403	239	(7)	635

Total marketable equity securities	2,327	479	(54)	2,752

Total	$217,001	13,702	(1,353)	229,350

December 31, 2011

Securities of U.S. Treasury and federal agencies	$6,920	59	(11)	6,968
Securities of U.S. states and political subdivisions	32,307	1,169	(883)	32,593
Mortgage-backed securities:
Federal agencies	92,279	4,485	(10)	96,754
Residential	16,997	1,253	(414)	17,836
Commercial	17,829	1,249	(928)	18,150

Total mortgage-backed securities	127,105	6,987	(1,352)	132,740

Corporate debt securities	17,921	769	(286)	18,404
Collateralized debt obligations (1)	8,650	298	(349)	8,599
Other (2)	19,739	378	(225)	19,892

Total debt securities	212,642	9,660	(3,106)	219,196
Marketable equity securities:
Perpetual preferred securities	2,396	185	(54)	2,527
Other marketable equity securities	533	366	(9)	890

Total marketable equity securities	2,929	551	(63)	3,417

Total	$215,571	10,211	(3,169)	222,613

(1)	Includes collateralized loan obligations with a cost basis and fair value of $9.4 billion and $9.7 billion, respectively, at September 30, 2012, and $8.1 billion for both cost basis and fair value, at December 31, 2011.
(2)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $5.4 billion and $5.5 billion, respectively, at September 30, 2012, and $6.7 billion and $6.7 billion, respectively, at December 31, 2011. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $713 million and $880 million, respectively, at September 30, 2012, and $846 million and $932 million, respectively, at December 31, 2011. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.

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

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

September 30, 2012

Securities of U.S. Treasury and federal agencies	$-	-	-	-	-	-
Securities of U.S. states and political subdivisions	(33)	1,623	(453)	5,129	(486)	6,752
Mortgage-backed securities:
Federal agencies	(10)	3,619	-	-	(10)	3,619
Residential	(3)	126	(58)	2,073	(61)	2,199
Commercial	(6)	353	(390)	3,902	(396)	4,255

Total mortgage-backed securities	(19)	4,098	(448)	5,975	(467)	10,073
Corporate debt securities	(15)	417	(77)	596	(92)	1,013
Collateralized debt obligations	(6)	685	(134)	1,429	(140)	2,114
Other	(15)	2,164	(99)	888	(114)	3,052

Total debt securities	(88)	8,987	(1,211)	14,017	(1,299)	23,004

Marketable equity securities:
Perpetual preferred securities	(8)	173	(39)	515	(47)	688
Other marketable equity securities	(7)	26	-	-	(7)	26

Total marketable equity securities	(15)	199	(39)	515	(54)	714

Total	$(103)	9,186	(1,250)	14,532	(1,353)	23,718

December 31, 2011

Securities of U.S. Treasury and federal agencies	$(11)	5,473	-	-	(11)	5,473
Securities of U.S. states and political subdivisions	(229)	8,501	(654)	4,348	(883)	12,849
Mortgage-backed securities:
Federal agencies	(7)	2,392	(3)	627	(10)	3,019
Residential	(80)	3,780	(334)	3,440	(414)	7,220
Commercial	(157)	3,183	(771)	3,964	(928)	7,147

Total mortgage-backed securities	(244)	9,355	(1,108)	8,031	(1,352)	17,386

Corporate debt securities	(205)	8,107	(81)	167	(286)	8,274
Collateralized debt obligations	(150)	4,268	(199)	613	(349)	4,881
Other	(55)	3,002	(170)	841	(225)	3,843

Total debt securities	(894)	38,706	(2,212)	14,000	(3,106)	52,706

Marketable equity securities:
Perpetual preferred securities	(13)	316	(41)	530	(54)	846
Other marketable equity securities	(9)	61	-	-	(9)	61

Total marketable equity securities	(22)	377	(41)	530	(63)	907

Total	$(916)	39,083	(2,253)	14,530	(3,169)	53,613

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

For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 5 in our 2011 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first nine months of 2012.

SECURITIES OF U.S. TREASURY AND FEDERAL AGENCIES AND FEDERAL AGENCY MORTGAGE-BACKED SECURITIES (MBS) The unrealized losses associated with U.S. Treasury and federal agency securities and federal agency MBS are primarily driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government.

SECURITIES OF U.S. STATES AND POLITICAL SUBDIVISIONS The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in the relationship between municipal and term funding credit curves rather than by changes to the credit quality of the underlying securities. Substantially all of these investments are investment grade. The securities were generally underwritten in accordance with our own investment standards prior to the decision to purchase. Some of these securities are guaranteed by a bond insurer, but we did not rely on this guarantee in making our investment decision. These investments will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities.

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

MARKETABLE EQUITY SECURITIES Our marketable equity securities include investments in perpetual preferred securities, which provide attractive tax-equivalent yields. We evaluated these hybrid financial instruments with investment-grade ratings for impairment using an evaluation methodology similar to that used for debt securities. Perpetual preferred securities are not considered to be other-than-temporarily impaired if there is no evidence of credit deterioration or investment rating downgrades of any issuers to below investment grade, and we expect to continue to receive full contractual payments. We will continue to evaluate the prospects for these securities for recovery in their market value in accordance with our policy for estimating OTTI. We have recorded impairment write-downs on perpetual preferred securities where there was evidence of credit deterioration.

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

The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by

Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $16 million and $1.9 billion, respectively, at September 30, 2012, and $207 million and $6.2 billion, respectively, at December 31, 2011. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

September 30, 2012

Securities of U.S. Treasury and federal agencies	$-	-	-	-
Securities of U.S. states and political subdivisions	(414)	6,259	(72)	493
Mortgage-backed securities:
Federal agencies	(10)	3,619	-	-
Residential	(2)	256	(59)	1,943
Commercial	(114)	3,343	(282)	912

Total mortgage-backed securities	(126)	7,218	(341)	2,855

Corporate debt securities	(15)	593	(77)	420
Collateralized debt obligations	(52)	1,825	(88)	289
Other	(100)	2,955	(14)	97

Total debt securities	(707)	18,850	(592)	4,154
Perpetual preferred securities	(47)	688	-	-

Total	$(754)	19,538	(592)	4,154

December 31, 2011

Securities of U.S. Treasury and federal agencies	$(11)	5,473	-	-
Securities of U.S. states and political subdivisions	(781)	12,093	(102)	756
Mortgage-backed securities:
Federal agencies	(10)	3,019	-	-
Residential	(39)	2,503	(375)	4,717
Commercial	(429)	6,273	(499)	874

Total mortgage-backed securities	(478)	11,795	(874)	5,591

Corporate debt securities	(165)	7,156	(121)	1,118
Collateralized debt obligations	(185)	4,597	(164)	284
Other	(186)	3,458	(39)	385

Total debt securities	(1,806)	44,572	(1,300)	8,134
Perpetual preferred securities	(53)	833	(1)	13

Total	$(1,859)	45,405	(1,301)	8,147

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

			Remaining contractual maturity
	Total	Weighted- average	Within one year		After one year through five years		After five years through ten years		After ten years

(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

September 30, 2012

Securities of U.S. Treasury and federal agencies	$1,869	1.28%	$215	0.55%	$866	1.03%	$787	1.75%	$1	2.93%
Securities of U.S. states and political subdivisions	37,925	4.60	2,184	2.59	11,861	2.13	3,326	4.99	20,554	6.18
Mortgage-backed securities:
Federal agencies	102,713	3.91	1	5.05	153	4.56	1,142	3.15	101,417	3.92
Residential	16,538	4.46	-	-	-	-	611	2.12	15,927	4.55
Commercial	19,560	5.43	-	-	31	4.17	117	3.45	19,412	5.44

Total mortgage-backed securities	138,811	4.19	1	5.05	184	4.49	1,870	2.83	136,756	4.21

Corporate debt securities	20,263	4.37	987	4.13	12,137	3.27	5,648	6.36	1,491	5.94
Collateralized debt obligations	10,225	1.20	43	3.46	758	0.89	7,808	1.05	1,616	2.04
Other	17,505	1.88	700	1.01	10,887	1.67	2,584	2.24	3,334	2.47

Total debt securities at fair value	$226,598	3.94%	$4,130	2.60%	$36,693	2.33%	$22,023	3.32%	$163,752	4.41%

December 31, 2011

Securities of U.S. Treasury and federal agencies	$6,968	0.91%	$57	0.48%	$6,659	0.84%	$194	2.73%	$58	3.81%
Securities of U.S. states and political subdivisions	32,593	4.94	520	3.02	11,679	2.90	2,692	5.31	17,702	6.28
Mortgage-backed securities:
Federal agencies	96,754	4.39	1	6.47	442	4.02	1,399	3.07	94,912	4.42
Residential	17,836	4.51	-	-	-	-	640	1.88	17,196	4.61
Commercial	18,150	5.40	-	-	-	-	87	3.33	18,063	5.41

Total mortgage-backed securities	132,740	4.55	1	6.47	442	4.02	2,126	2.72	130,171	4.58

Corporate debt securities	18,404	4.64	815	5.57	11,022	3.40	4,691	6.67	1,876	6.38
Collateralized debt obligations	8,599	1.10	-	-	540	1.61	6,813	1.00	1,246	1.42
Other	19,892	1.89	506	2.29	12,963	1.75	3,149	2.04	3,274	2.29

Total debt securities at fair value	$219,196	4.12%	$1,899	3.85%	$43,305	2.36%	$19,665	3.31%	$154,327	4.72%

Realized Gains and Losses

The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the securities available-

for-sale portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity securities (see Note 6 – Other Assets).

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011
Gross realized gains	$110	544	527	1,044
Gross realized losses	(29)	-	(65)	(49)
OTTI write-downs	(39)	(112)	(172)	(381)
Net realized gains from securities available for sale	42	432	290	614
Net realized gains from private equity investments	125	212	415	813
Net realized gains from debt securities and equity investments	$167	644	705	1,427

Other-Than-Temporary Impairment

The following table shows the detail of total OTTI write-downs included in earnings for debt securities and marketable and nonmarketable equity securities.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$-	-	9	2
Mortgage-backed securities:
Residential	17	35	65	241
Commercial	8	52	41	75
Corporate debt securities	5	-	9	-
Collateralized debt obligations	-	1	1	1
Other debt securities	6	8	38	46

Total debt securities	36	96	163	365

Equity securities:
Marketable equity securities:
Perpetual preferred securities	2	-	8	-
Other marketable equity securities	1	16	1	16

Total marketable equity securities	3	16	9	16

Total securities available for sale	39	112	172	381

Nonmarketable equity securities	33	32	85	89

Total OTTI write-downs included in earnings	$72	144	257	470

Note 4: Securities Available for Sale (continued)

Other-Than-Temporarily Impaired Debt Securities

The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the related changes in OCI for the same securities.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$36	96	160	364
Intent-to-sell OTTI	-	-	3	1

Total recorded as part of gross realized losses	36	96	163	365

Recorded directly to OCI for non-credit-related impairment:
U.S. states and political subdivisions	-	-	(7)	(1)
Residential mortgage-backed securities	(85)	(13)	(148)	(181)
Commercial mortgage-backed securities	(56)	51	(62)	15
Corporate debt securities	6	-	5	-
Collateralized debt obligations	(1)	4	-	4
Other debt securities	(1)	(2)	30	(13)

Total recorded directly to OCI for increase (decrease) in non-credit-related impairment (1)	(137)	40	(182)	(176)

Total OTTI losses (gains) recorded on debt securities	$(101)	136	(19)	189

(1)	Represents amounts recorded to OCI on debt securities in periods OTTI write-downs have occurred. Changes in fair value in subsequent periods on such securities, to the extent additional credit-related OTTI did not occur, are not reflected in this total. Increases represent OTTI write-downs recorded to OCI on debt securities in the periods non-credit related impairment has occurred. Decreases represent partial recoveries in the fair value of securities due to factors other than credit, where the increase in fair value was not sufficient to recover the full amount of the unrealized loss on such securities.

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

Changes in the credit loss component of credit-impaired debt securities that were recognized in earnings and related to securities that we do not intend to sell were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

Credit loss component, beginning of period	$1,314	1,251	1,272	1,043
Additions:
Initial credit impairments	14	31	50	73
Subsequent credit impairments	22	65	110	291

Total additions	36	96	160	364

Reductions:
For securities sold	(100)	(104)	(170)	(142)
For securities derecognized due to changes in consolidation status of variable interest entities	-	(2)	-	(2)
For recoveries of previous credit impairments (1)	(5)	(5)	(17)	(27)

Total reductions	(105)	(111)	(187)	(171)

Credit loss component, end of period	$1,245	1,236	1,245	1,236

(1)	Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,

($ in millions)	2012	2011	2012	2011

Credit impairment losses on residential MBS
Investment grade	$-	-	-	5
Non-investment grade	17	35	65	236

Total credit impairment losses on residential MBS	$17	35	65	241

Significant inputs (non-agency – non-investment grade MBS)
Expected remaining life of loan losses (1):
Range (2)	3-36%	0-48	1-44	0-48
Credit impairment distribution (3):
0 - 10% range	95	28	71	42
10 - 20% range	5	30	13	19
20 - 30% range	-	20	6	29
Greater than 30%	-	22	10	10
Weighted average (4)	7	14	9	11
Current subordination levels (5):
Range (2)	0-9	0-25	0-57	0-25
Weighted average (4)	3	4	2	4
Prepayment speed (annual CPR (6)):
Range (2)	9-23	3-19	5-29	3-19
Weighted average (4)	16	14	15	11

(1)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.
(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(3)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example 95% of credit impairment losses recognized in earnings for the quarter ended September 30, 2012, had expected remaining life of loan loss assumptions of 0 to 10%.
(4)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(5)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(6)	Constant prepayment rate.

Note 5: Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $8.0 billion and $9.3 billion at September 30, 2012 and December 31, 2011, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. Outstanding balances also include PCI loans net of any remaining purchase accounting adjustments. Information about PCI loans is presented separately in the “Purchased Credit-Impaired Loans” section of this Note.

(in millions)	Sept. 30, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$178,191	167,216
Real estate mortgage	104,611	105,975
Real estate construction	17,710	19,382
Lease financing	12,279	13,117
Foreign (1)	39,741	39,760

Total commercial	352,532	345,450

Consumer:
Real estate 1-4 family first mortgage	240,554	228,894
Real estate 1-4 family junior lien mortgage	78,091	85,991
Credit card	23,692	22,836
Other revolving credit and installment	87,761	86,460

Total consumer	430,098	424,181

Total loans	$782,630	769,631

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

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

	2012			2011
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended September 30,
Loans - held for investment:
Purchases (1)	$1,021	-	1,021	2,575	283	2,858
Sales	(796)	(164)	(960)	(1,648)	(379)	(2,027)
Transfers to MHFS/LHFS (1)	(41)	(5)	(46)	(35)	(19)	(54)

Nine months ended September 30,
Loans - held for investment:
Purchases (1)	$10,196	167	10,363	4,681	283	4,964
Sales	(3,731)	(487)	(4,218)	(4,114)	(693)	(4,807)
Transfers to MHFS/LHFS (1)	(59)	(10)	(69)	(205)	(69)	(274)

(1)	The “Purchases” and “Transfers to MHFS/LHFS” categories exclude activity in government insured/guaranteed loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans have different risk characteristics from the rest of our consumer portfolio, whereby this activity does not impact the allowance for loan losses in the same manner because the loans are insured by the Federal Housing Administration (FHA) or are guaranteed by the Department of Veterans Affairs (VA). On a net basis, this activity was $1.5 billion and $2.7 billion for the third quarter 2012 and 2011, respectively, and $7.0 billion and $5.7 billion for the first nine months ended September 30, 2012 and September 30, 2011, respectively.

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

Note 5: Loans and Allowance for Credit Losses (continued)

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

Balance, beginning of period	$18,646	21,262	19,668	23,463
Provision for credit losses	1,591	1,811	5,386	5,859
Interest income on certain impaired loans (1)	(76)	(84)	(245)	(246)
Loan charge-offs:
Commercial:
Commercial and industrial	(285)	(349)	(1,004)	(1,182)
Real estate mortgage	(100)	(119)	(296)	(483)
Real estate construction	(41)	(98)	(181)	(316)
Lease financing	(5)	(10)	(18)	(30)
Foreign	(35)	(25)	(81)	(121)

Total commercial	(466)	(601)	(1,580)	(2,132)

Consumer:
Real estate 1-4 family first mortgage	(719)	(900)	(2,319)	(2,979)
Real estate 1-4 family junior lien mortgage	(1,095)	(893)	(2,672)	(2,907)
Credit card	(255)	(320)	(842)	(1,146)
Other revolving credit and installment	(336)	(421)	(1,027)	(1,312)

Total consumer (2)	(2,405)	(2,534)	(6,860)	(8,344)

Total loan charge-offs	(2,871)	(3,135)	(8,440)	(10,476)

Loan recoveries:
Commercial:
Commercial and industrial	154	88	368	313
Real estate mortgage	46	23	115	107
Real estate construction	40	43	96	106
Lease financing	4	7	15	20
Foreign	5	17	26	38

Total commercial	249	178	620	584

Consumer:
Real estate 1-4 family first mortgage	46	79	112	345
Real estate 1-4 family junior lien mortgage	59	51	184	162
Credit card	43	54	148	204
Other revolving credit and installment	116	162	423	522

Total consumer	264	346	867	1,233

Total loan recoveries	513	524	1,487	1,817

Net loan charge-offs (3)	(2,358)	(2,611)	(6,953)	(8,659)

Allowances related to business combinations/other	-	(6)	(53)	(45)

Balance, end of period	$17,803	20,372	17,803	20,372

Components:
Allowance for loan losses	$17,385	20,039	17,385	20,039
Allowance for unfunded credit commitments	418	333	418	333

Allowance for credit losses (4)	$17,803	20,372	17,803	20,372

Net loan charge-offs (annualized) as a percentage of average total loans (3)	1.21%	1.37	1.20	1.54
Allowance for loan losses as a percentage of total loans (4)	2.22	2.64	2.22	2.64
Allowance for credit losses as a percentage of total loans (4)	2.27	2.68	2.27	2.68

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.
(2)	Quarter and nine months ended September 30, 2012, include $567 million resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.
(3)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.
(4)	The allowance for credit losses includes $160 million and $302 million at September 30, 2012 and 2011, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2012			2011
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended September 30,
Balance, beginning of period	$6,159	12,487	18,646	7,413	13,849	21,262
Provision for credit losses	(108)	1,699	1,591	(242)	2,053	1,811
Interest income on certain impaired loans	(22)	(54)	(76)	(39)	(45)	(84)

Loan charge-offs	(466)	(2,405)	(2,871)	(601)	(2,534)	(3,135)
Loan recoveries	249	264	513	178	346	524

Net loan charge-offs	(217)	(2,141)	(2,358)	(423)	(2,188)	(2,611)

Allowance related to business combinations/other	-	-	-	(6)	-	(6)

Balance, end of period	$5,812	11,991	17,803	6,703	13,669	20,372

Nine months ended September 30,
Balance, beginning of period	$6,358	13,310	19,668	8,169	15,294	23,463
Provision for credit losses	490	4,896	5,386	203	5,656	5,859
Interest income on certain impaired loans	(76)	(169)	(245)	(123)	(123)	(246)

Loan charge-offs	(1,580)	(6,860)	(8,440)	(2,132)	(8,344)	(10,476)
Loan recoveries	620	867	1,487	584	1,233	1,817

Net loan charge-offs	(960)	(5,993)	(6,953)	(1,548)	(7,111)	(8,659)

Allowance related to business combinations/other	-	(53)	(53)	2	(47)	(45)

Balance, end of period	$5,812	11,991	17,803	6,703	13,669	20,372

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

September 30, 2012

Collectively evaluated (1)	$3,984	7,608	11,592	338,804	380,171	718,975
Individually evaluated (2)	1,730	4,321	6,051	8,931	22,211	31,142
PCI (3)	98	62	160	4,797	27,716	32,513

Total	$5,812	11,991	17,803	352,532	430,098	782,630

December 31, 2011

Collectively evaluated (1)	$4,060	8,699	12,759	328,117	376,785	704,902
Individually evaluated (2)	2,133	4,545	6,678	10,566	17,444	28,010
PCI (3)	165	66	231	6,767	29,952	36,719

Total	$6,358	13,310	19,668	345,450	424,181	769,631

(1)	Represents loans collectively evaluated for impairment in accordance with Accounting Standards Codification (ASC) 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

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

The majority of credit quality indicators are based on September 30, 2012 information, with the exception of updated FICO and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than June 30, 2012.

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

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $22.8 billion in criticized commercial real estate (CRE) loans, $4.9 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate any loss exposure.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Foreign	Total

September 30, 2012

By risk category:
Pass	$157,586	83,912	12,056	11,629	36,476	301,659
Criticized	20,359	18,349	4,490	650	2,228	46,076

Total commercial loans (excluding PCI)	177,945	102,261	16,546	12,279	38,704	347,735
Total commercial PCI loans (carrying value)	246	2,350	1,164	-	1,037	4,797

Total commercial loans	$178,191	104,611	17,710	12,279	39,741	352,532

December 31, 2011

By risk category:
Pass	$144,980	80,215	10,865	12,455	36,567	285,082
Criticized	21,837	22,490	6,772	662	1,840	53,601

Total commercial loans (excluding PCI)	166,817	102,705	17,637	13,117	38,407	338,683
Total commercial PCI loans (carrying value)	399	3,270	1,745	-	1,353	6,767

Total commercial loans	$167,216	105,975	19,382	13,117	39,760	345,450

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Foreign	Total

September 30, 2012

By delinquency status:
Current-29 DPD and still accruing	$175,900	97,293	15,153	12,180	38,600	339,126
30-89 DPD and still accruing	592	1,163	99	50	36	1,940
90+ DPD and still accruing	49	206	41	-	2	298
Nonaccrual loans	1,404	3,599	1,253	49	66	6,371

Total commercial loans (excluding PCI)	177,945	102,261	16,546	12,279	38,704	347,735
Total commercial PCI loans (carrying value)	246	2,350	1,164	-	1,037	4,797

Total commercial loans	$178,191	104,611	17,710	12,279	39,741	352,532

December 31, 2011

By delinquency status:
Current-29 DPD and still accruing	$163,583	97,410	15,471	12,934	38,122	327,520
30-89 DPD and still accruing	939	954	187	130	232	2,442
90+ DPD and still accruing	153	256	89	-	6	504
Nonaccrual loans	2,142	4,085	1,890	53	47	8,217

Total commercial loans (excluding PCI)	166,817	102,705	17,637	13,117	38,407	338,683
Total commercial PCI loans (carrying value)	399	3,270	1,745	-	1,353	6,767

Total commercial loans	$167,216	105,975	19,382	13,117	39,760	345,450

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

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Other revolving credit and installment	Total

September 30, 2012

By delinquency status:
Current-29 DPD	$170,799	75,694	23,082	73,594	343,169
30-59 DPD	3,621	666	191	814	5,292
60-89 DPD	1,636	375	131	264	2,406
90-119 DPD	904	284	113	128	1,429
120-179 DPD	1,173	378	175	27	1,753
180+ DPD	6,346	513	-	3	6,862
Government insured/guaranteed loans (1)	28,540	-	-	12,931	41,471

Total consumer loans (excluding PCI)	213,019	77,910	23,692	87,761	402,382
Total consumer PCI loans (carrying value)	27,535	181	-	-	27,716

Total consumer loans	$240,554	78,091	23,692	87,761	430,098

December 31, 2011

By delinquency status:
Current-29 DPD	$156,985	83,033	22,125	69,712	331,855
30-59 DPD	4,075	786	211	963	6,035
60-89 DPD	2,012	501	154	275	2,942
90-119 DPD	1,152	382	135	127	1,796
120-179 DPD	1,704	537	211	33	2,485
180+ DPD	6,665	546	-	4	7,215
Government insured/guaranteed loans (1)	26,555	-	-	15,346	41,901

Total consumer loans (excluding PCI)	199,148	85,785	22,836	86,460	394,229
Total consumer PCI loans (carrying value)	29,746	206	-	-	29,952

Total consumer loans	$228,894	85,991	22,836	86,460	424,181

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $20.3 billion at September 30, 2012, compared with $19.2 billion at December 31, 2011. Student loans 90+ DPD totaled $1.1 billion at September 30, 2012, compared with $1.3 billion at December 31, 2011.

Of the $10.0 billion of loans not government insured/guaranteed that are 90 days or more past due at September 30, 2012, $1.2 billion was accruing, compared with $11.5 billion past due and $1.5 billion accruing at December 31, 2011.

Real estate 1-4 family first mortgage loans 180 days or more past due totaled $6.3 billion, or 3.0% of total first mortgages (excluding PCI), at September 30, 2012, compared with $6.7 billion, or 3.3%, at December 31, 2011.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $4.7 billion at September 30, 2012, and $5.0 billion at December 31, 2011.

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Other revolving credit and installment	Total

September 30, 2012

By updated FICO:
< 600	$18,114	6,303	2,321	8,980	35,718
600-639	10,488	3,747	1,899	6,388	22,522
640-679	15,796	6,785	3,595	10,088	36,264
680-719	24,102	11,635	4,766	11,586	52,089
720-759	30,248	16,557	4,837	10,697	62,339
760-799	58,494	22,779	3,841	12,253	97,367
800+	23,770	8,763	1,935	6,344	40,812
No FICO available	3,467	1,341	498	3,752	9,058
FICO not required	-	-	-	4,742	4,742
Government insured/guaranteed loans (1)	28,540	-	-	12,931	41,471

Total consumer loans (excluding PCI)	213,019	77,910	23,692	87,761	402,382
Total consumer PCI loans (carrying value)	27,535	181	-	-	27,716

Total consumer loans	$240,554	78,091	23,692	87,761	430,098

December 31, 2011

By updated FICO:
< 600	$21,604	7,428	2,323	8,921	40,276
600-639	10,978	4,086	1,787	6,222	23,073
640-679	15,563	7,187	3,383	9,350	35,483
680-719	23,622	12,497	4,697	10,465	51,281
720-759	27,417	17,574	4,760	9,936	59,687
760-799	47,337	24,979	3,517	11,163	86,996
800+	21,381	10,247	1,969	5,674	39,271
No FICO available	4,691	1,787	400	4,393	11,271
FICO not required	-	-	-	4,990	4,990
Government insured/guaranteed loans (1)	26,555	-	-	15,346	41,901

Total consumer loans (excluding PCI)	199,148	85,785	22,836	86,460	394,229
Total consumer PCI loans (carrying value)	29,746	206	-	-	29,952

Total consumer loans	$228,894	85,991	22,836	86,460	424,181

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP.

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

The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. In recent years, the residential real estate markets have experienced significant declines in property values and several markets, particularly California and Florida have experienced more significant declines than the national decline. These trends are considered in the way that we monitor credit risk and establish our allowance for credit losses. LTV does not necessarily reflect the likelihood of performance of a given loan, but does provide an indication of collateral value. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

Note 5: Loans and Allowance for Credit Losses (continued)

	September 30, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$51,929	12,298	64,227	46,476	12,694	59,170
60.01-80%	60,534	15,414	75,948	46,831	15,722	62,553
80.01-100%	36,474	18,677	55,151	36,764	20,290	57,054
100.01-120% (1)	18,389	14,063	32,452	21,116	15,829	36,945
> 120% (1)	14,975	15,722	30,697	18,608	18,626	37,234
No LTV/CLTV available	2,178	1,736	3,914	2,798	2,624	5,422
Government insured/guaranteed loans (2)	28,540	-	28,540	26,555	-	26,555
Total consumer loans (excluding PCI)	213,019	77,910	290,929	199,148	85,785	284,933
Total consumer PCI loans (carrying value)	27,535	181	27,716	29,746	206	29,952

Total consumer loans	$240,554	78,091	318,645	228,894	85,991	314,885

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(2)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	Sept. 30,	Dec. 31,
(in millions)	2012	2011

Commercial:
Commercial and industrial	$1,404	2,142
Real estate mortgage	3,599	4,085
Real estate construction	1,253	1,890
Lease financing	49	53
Foreign	66	47

Total commercial (1)	6,371	8,217

Consumer:
Real estate 1-4 family first mortgage (2)	11,195	10,913
Real estate 1-4 family junior lien mortgage (3)	3,140	1,975
Other revolving credit and installment	338	199

Total consumer (4)	14,673	13,087

Total nonaccrual loans (excluding PCI)	$21,044	21,304

(1)	Includes LHFS of $22 million at September 30, 2012, and $25 million at December 31, 2011.
(2)	Includes MHFS of $338 million at September 30, 2012, and $301 million at December 31, 2011.
(3)	The balance at September 30, 2012 includes the impact from the transfer of 1-4 family junior lien mortgages to nonaccrual loans in accordance with the Interagency Guidance issued on January 31, 2012.
(4)	Includes $1.4 billion of performing loans at September 30, 2012, consisting of $1.0 billion of first mortgages, $262 million of junior liens and $155 million of auto loans, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $6.2 billion at September 30, 2012, and $8.7 billion at December 31, 2011, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. Loans 90 days or more past due and still accruing whose repayments are insured by the FHA or predominantly guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the FFELP were $21.4 billion at September 30, 2012, up from $20.5 billion at December 31, 2011.

The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	Sept. 30,	Dec. 31,
(in millions)	2012	2011

Loan 90 days or more past due and still accruing:

Total (excluding PCI):	$22,894	22,569
Less: FHA insured/guaranteed by the VA (1)(2)	20,320	19,240
Less: Student loans guaranteed under the FFELP (3)	1,082	1,281

Total, not government insured/guaranteed	$1,492	2,048

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$49	153
Real estate mortgage	206	256
Real estate construction	41	89
Foreign	2	6

Total commercial	298	504

Consumer:
Real estate 1-4 family first mortgage (2)	627	781
Real estate 1-4 family junior lien mortgage (2)(4)	151	279
Credit card	288	346
Other revolving credit and installment	128	138

Total consumer	1,194	1,544

Total, not government insured/guaranteed	$1,492	2,048

(1)	Represents loans whose repayments are insured by the FHA or guaranteed by the VA.
(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.
(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.
(4)	The balance at September 30, 2012, includes the impact from the transfer of 1-4 family junior lien mortgages to nonaccrual loans in accordance with the Interagency Guidance issued on January 31, 2012.

Note 5: Loans and Allowance for Credit Losses (continued)

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominately include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. Impaired loans exclude PCI loans. Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we now classify trial modifications as TDRs at the beginning of the trial period. The table below includes trial modifications that totaled $733 million at September 30, 2012, and $651 million at December 31, 2011.

		Recorded investment
(in millions)	Unpaid principal balance	Impaired loans (2)	Impaired loans with related allowance for credit losses	Related allowance for credit losses

September 30, 2012

Commercial:
Commercial and industrial	$3,624	2,339	2,169	355
Real estate mortgage	6,000	4,774	4,774	1,051
Real estate construction	2,252	1,602	1,602	295
Lease financing	78	64	61	17
Foreign	128	57	52	12

Total commercial (1)	12,082	8,836	8,658	1,730

Consumer:
Real estate 1-4 family first mortgage	21,333	18,559	15,151	3,144
Real estate 1-4 family junior lien mortgage	3,258	2,531	1,992	889
Credit card	557	557	557	255
Other revolving credit and installment	432	431	206	33

Total consumer	25,580	22,078	17,906	4,321

Total impaired loans (excluding PCI)	$37,662	30,914	26,564	6,051

December 31, 2011

Commercial:
Commercial and industrial	$7,191	3,072	3,018	501
Real estate mortgage	7,490	5,114	4,637	1,133
Real estate construction	4,733	2,281	2,281	470
Lease financing	127	68	68	21
Foreign	185	31	31	8

Total commercial (1)	19,726	10,566	10,035	2,133

Consumer:
Real estate 1-4 family first mortgage	16,494	14,486	13,909	3,380
Real estate 1-4 family junior lien mortgage	2,232	2,079	2,079	784
Credit card	593	593	593	339
Other revolving credit and installment	287	286	274	42

Total consumer	19,606	17,444	16,855	4,545

Total impaired loans (excluding PCI)	$39,332	28,010	26,890	6,678

(1)	The unpaid principal balance for commercial loans at December 31, 2011 includes $5.6 billion ($2.5 billion – commercial and industrial, $1.1 billion – real estate mortgage, $1.8 billion – real estate construction and $157 million – lease financing and foreign) for commercial loans that have been fully charged off and therefore have no recorded investment. The unpaid principal balance for loans with no recorded investment has been excluded from the amounts disclosed at September 30, 2012.
(2)	The recorded investment of impaired loans balance at September 30, 2012, includes $4.3 billion of consumer loans, consisting of $3.7 billion of first mortgages, $452 million of junior liens and $160 million of auto loans, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as TDRs.

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $592 million at September 30, 2012, and $3.8 billion at December 31, 2011.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income

Commercial:
Commercial and industrial	$2,488	19	3,379	35	2,493	91	3,668	80
Real estate mortgage	5,147	37	5,093	24	4,826	87	5,429	54
Real estate construction	1,831	15	2,331	11	1,897	42	2,523	36
Lease financing	61	1	150	-	62	1	169	-
Foreign	63	1	21	-	34	1	19	-

Total commercial	9,590	73	10,974	70	9,312	222	11,808	170

Consumer:
Real estate 1-4 family first mortgage	14,768	183	13,241	179	14,631	562	12,548	484
Real estate 1-4 family junior lien mortgage	2,102	20	1,928	17	2,078	64	1,831	51
Credit card	566	17	602	3	580	48	593	15
Other revolving credit and installment	316	8	272	6	315	34	257	19

Total consumer	17,752	228	16,043	205	17,604	708	15,229	569

Total impaired loans (excluding PCI)	$27,342	301	27,017	275	26,916	930	27,037	739

Interest income:
Cash basis of accounting		$72		35		198		120
Other (1)		229		240		732		619

Total interest income		$301		275		930		739

(1)	Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

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

At September 30, 2012, the loans in trial modification period were $407 million under HAMP, $51 million under 2MP and $275 million under proprietary programs, compared with $421 million, $46 million and $184 million at December 31, 2011, respectively. Trial modifications with a recorded investment of $295 million at September 30, 2012, and $310 million at December 31, 2011, were accruing loans and $438 million and $341 million, respectively, were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications.

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Quarter ended September 30, 2012

Commercial:
Commercial and industrial	$-	5	364	369	2	1.15%	$5
Real estate mortgage	2	40	405	447	2	1.48	42
Real estate construction	12	1	111	124	1	2.26	2
Lease financing	-	-	1	1	-	-	-
Foreign	-	-	14	14	-	-	-

Total commercial	14	46	895	955	5	1.47	49

Consumer:
Real estate 1-4 family first mortgage	379	390	3,822	4,591	221	3.04	686
Real estate 1-4 family junior lien mortgage	17	57	489	563	445	3.66	73
Credit card	-	58	-	58	-	10.85	58
Other revolving credit and installment	1	15	187	203	7	5.43	15
Trial modifications (6)	-	-	7	7	-	-	-

Total consumer	397	520	4,505	5,422	673	3.68	832

Total	$411	566	5,400	6,377	678	3.56%	$881

Quarter ended September 30, 2011 (7)

Commercial:
Commercial and industrial	$36	2	685	723	14	0.70%	$2
Real estate mortgage	13	34	419	466	14	1.18	35
Real estate construction	-	35	67	102	3	0.38	34
Lease financing	-	-	30	30	-	-	-
Foreign	-	-	-	-	-	-	-

Total commercial	49	71	1,201	1,321	31	0.78	71

Consumer:
Real estate 1-4 family first mortgage	453	504	198	1,155	90	3.23	882
Real estate 1-4 family junior lien mortgage	19	109	48	176	4	4.50	125
Credit card	-	76	-	76	1	10.69	54
Other revolving credit and installment	19	28	1	48	4	-	43

Total consumer	491	717	247	1,455	99	3.88	1,104

Total	$540	788	1,448	2,776	130	3.69%	$1,175

(continued on following page)

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Nine months ended September 30, 2012

Commercial:
Commercial and industrial	$11	27	1,113	1,151	22	1.53%	$28
Real estate mortgage	13	160	1,341	1,514	9	1.47	164
Real estate construction	12	8	395	415	10	2.49	8
Lease financing	-	-	3	3	-	-	-
Foreign	-	-	16	16	-	-	-

Total commercial	36	195	2,868	3,099	41	1.52	200

Consumer:
Real estate 1-4 family first mortgage	1,033	894	4,194	6,121	354	2.96	1,728
Real estate 1-4 family junior lien mortgage	50	194	558	802	461	3.79	238
Credit card	-	191	-	191	-	10.83	191
Other revolving credit and installment	5	48	245	298	27	6.87	50
Trial modifications (6)	-	-	678	678	-	-	-

Total consumer	1,088	1,327	5,675	8,090	842	3.82	2,207

Total	$1,124	1,522	8,543	11,189	883	3.63%	$2,407

Nine months ended September 30, 2011 (7)

Commercial:
Commercial and industrial	$123	59	2,040	2,222	47	3.27%	$64
Real estate mortgage	56	114	1,274	1,444	21	1.46	128
Real estate construction	29	55	296	380	26	0.63	66
Lease financing	-	-	57	57	-	-	-
Foreign	-	-	5	5	-	-	-

Total commercial	208	228	3,672	4,108	94	1.70	258

Consumer:
Real estate 1-4 family first mortgage	1,324	1,560	745	3,629	223	3.32	2,705
Real estate 1-4 family junior lien mortgage	81	480	163	724	21	4.33	557
Credit card	-	263	-	263	2	10.77	187
Other revolving credit and installment	57	92	4	153	18	6.37	145

Total consumer	1,462	2,395	912	4,769	264	3.99	3,594

Total	$1,670	2,623	4,584	8,877	358	3.83%	$3,852

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate. Quarter and nine months ended September 30, 2012, include $4.3 billion of loans, consisting of $3.7 billion of first mortgages, $452 million of junior liens and $160 million of auto loans, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs.
(4)	Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $141 million and $134 million for third quarter of 2012 and 2011 and $362 million and $407 million for the first nine months of 2012 and 2011. Quarter and nine months ended September 30, 2012, include $567 million in charge-offs on consumer loans resulting from the implementation of OCC guidance discussed above.
(5)	Reflects the effect of reduced interest rates to loans with principal or interest rate reduction primary modification type.
(6)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of any trial modifications that successfully complete the program requirements. Such successful modifications are included as an addition to the appropriate loan category in the period they successfully complete the program requirements.
(7)	Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.

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

	Recorded investment of defaults
	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

Commercial:
Commercial and industrial	$119	31	269	148
Real estate mortgage	124	105	473	260
Real estate construction	23	9	252	41

Total commercial	266	145	994	449

Consumer:
Real estate 1-4 family first mortgage	150	277	447	867
Real estate 1-4 family junior lien mortgage	12	35	48	98
Credit card	22	29	73	131
Other revolving credit and installment	18	35	46	85

Total consumer	202	376	614	1,181

Total	$468	521	1,608	1,630

Purchased Credit-Impaired Loans

Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008. The following table presents PCI loans net of any remaining purchase accounting adjustments.

(in millions)	Sept. 30, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$246	399
Real estate mortgage	2,350	3,270
Real estate construction	1,164	1,745
Foreign	1,037	1,353

Total commercial	4,797	6,767

Consumer:
Real estate 1-4 family first mortgage	27,535	29,746
Real estate 1-4 family junior lien mortgage	181	206

Total consumer	27,716	29,952

Total PCI loans (carrying value)	$32,513	36,719

Total PCI loans (unpaid principal balance)	$47,846	55,312

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

In third quarter 2012, our expectation of cash flows was favorably impacted by lower expected defaults and losses as a result of observed strengthening in housing prices and the impact of modifications that are expected to keep borrowers in their homes longer. These factors favorably impacted probability of default and loss severity, reducing our expected loss on PCI loans, primarily Pick-a-Pay, and increasing the estimated weighted-average remaining life of the PCI portfolios and resulting expected interest to be collected. Accordingly, we increased accretable yield for $687 million of transfers out of nonaccretable difference for the increase in principal expected to be collected, and by $3.6 billion for the increase in interest income expected to be collected.

The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)

Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	128
Accretion into interest income (1)	(7,199)
Accretion into noninterest income due to sales (2)	(237)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	4,213
Changes in expected cash flows that do not affect nonaccretable difference (3)	8,609

Balance, December 31, 2011	15,961
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(1,639)
Accretion into noninterest income due to sales (2)	(5)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	1,006
Changes in expected cash flows that do not affect nonaccretable difference (3)	3,589

Balance, September 30, 2012	$18,912

Balance, June 30, 2012	$15,153
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(495)
Accretion into noninterest income due to sales (2)	-
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	687
Changes in expected cash flows that do not affect nonaccretable difference (3)	3,567

Balance, September 30, 2012	$18,912

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.
(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.
(3)	Represents changes in cash flows expected to be collected due to changes in interest rates on variable rate PCI loans, changes in prepayment assumptions and the impact of modifications.

Note 5: Loans and Allowance for Credit Losses (continued)

PCI ALLOWANCE Based on our regular evaluation of estimates of cash flows expected to be collected, we may establish an allowance for a PCI loan or pool of loans, with a charge to income though the provision for losses. The following table summarizes the changes in allowance for PCI loan losses.

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Balance, December 31, 2008	$-	-	-	-
Provision for losses due to credit deterioration	1,668	-	116	1,784
Charge-offs	(1,503)	-	(50)	(1,553)

Balance, December 31, 2011	165	-	66	231
Provision for losses due to credit deterioration	11	-	9	20
Charge-offs	(78)	-	(13)	(91)

Balance, September 30, 2012	$98	-	62	160

Balance, June 30, 2012	$145	-	67	212
Reversal of provision for losses	(7)	-	-	(7)
Charge-offs	(40)	-	(5)	(45)

Balance, September 30, 2012	$98	-	62	160

COMMERCIAL PCI CREDIT QUALITY INDICATORS The following table provides a breakdown of commercial PCI loans by risk category.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

September 30, 2012

By risk category:
Pass	$93	448	279	192	1,012
Criticized	153	1,902	885	845	3,785

Total commercial PCI loans	$246	2,350	1,164	1,037	4,797

December 31, 2011

By risk category:
Pass	$191	640	321	-	1,152
Criticized	208	2,630	1,424	1,353	5,615

Total commercial PCI loans	$399	3,270	1,745	1,353	6,767

The following table provides past due information for commercial PCI loans.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

September 30, 2012

By delinquency status:
Current-29 DPD and still accruing	$221	2,171	941	894	4,227
30-89 DPD and still accruing	1	18	23	-	42
90+ DPD and still accruing	24	161	200	143	528

Total commercial PCI loans	$246	2,350	1,164	1,037	4,797

December 31, 2011

By delinquency status:
Current-29 DPD and still accruing	$359	2,867	1,206	1,178	5,610
30-89 DPD and still accruing	22	178	72	-	272
90+ DPD and still accruing	18	225	467	175	885

Total commercial PCI loans	$399	3,270	1,745	1,353	6,767

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

	September 30, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By delinquency status:
Current-29 DPD	$23,006	246	23,252	25,693	268	25,961
30-59 DPD	2,878	17	2,895	3,272	20	3,292
60-89 DPD	1,423	8	1,431	1,433	9	1,442
90-119 DPD	673	6	679	791	8	799
120-179 DPD	771	7	778	1,169	10	1,179
180+ DPD	5,479	132	5,611	5,921	150	6,071

Total consumer PCI loans (adjusted unpaid principal balance)	$34,230	416	34,646	38,279	465	38,744

Total consumer PCI loans (carrying value)	$27,535	181	27,716	29,746	206	29,952

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides FICO scores for consumer PCI loans.

	September 30, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By FICO:
< 600	$13,781	166	13,947	17,169	210	17,379
600-639	6,996	79	7,075	7,489	83	7,572
640-679	6,731	87	6,818	6,646	89	6,735
680-719	3,698	49	3,747	3,698	47	3,745
720-759	1,777	15	1,792	1,875	14	1,889
760-799	886	7	893	903	6	909
800+	200	1	201	215	2	217
No FICO available	161	12	173	284	14	298

Total consumer PCI loans (adjusted unpaid principal balance)	$34,230	416	34,646	38,279	465	38,744

Total consumer PCI loans (carrying value)	$27,535	181	27,716	29,746	206	29,952

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	September 30, 2012			December 31, 2011
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

By LTV/CLTV:
0-60%	$1,306	16	1,322	1,243	25	1,268
60.01-80%	3,821	28	3,849	3,806	49	3,855
80.01-100%	9,675	51	9,726	9,341	63	9,404
100.01-120% (1)	8,165	81	8,246	9,471	79	9,550
> 120% (1)	11,254	238	11,492	14,318	246	14,564
No LTV/CLTV available	9	2	11	100	3	103

Total consumer PCI loans (adjusted unpaid principal balance)	$34,230	416	34,646	38,279	465	38,744

Total consumer PCI loans (carrying value)	$27,535	181	27,716	29,746	206	29,952

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets

The components of other assets were:

(in millions)	Sept. 30, 2012	Dec. 31, 2011
Nonmarketable equity investments:
Cost method:
Private equity investments	$3,718	3,444
Federal bank stock	4,343	4,617

Total cost method	8,061	8,061
Equity method:
LIHTC investments (1)	4,464	4,077
Private equity and other	4,983	4,670
Total equity method	9,447	8,747
Total nonmarketable equity investments	17,508	16,808
Corporate/bank-owned life insurance	20,347	20,146
Accounts receivable	29,058	25,939
Interest receivable	5,302	5,296
Core deposit intangibles	6,264	7,311
Customer relationship and other amortized intangibles	1,450	1,639
Foreclosed assets:
GNMA (2)	1,479	1,319
Other	2,730	3,342
Operating lease assets	1,955	1,825
Due from customers on acceptances	399	225
Other	18,071	17,172

Total other assets	$104,563	101,022

(1)	Represents low income housing tax credit investments.
(2)	These are foreclosed real estate securing GNMA loans. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

Income related to nonmarketable equity investments was:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011
Net realized gains from private equity investments	$125	212	415	813
All other	(27)	(19)	(51)	(200)

Total	$98	193	364	613

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

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate		Transfers that we account for as secured borrowings	Total

September 30, 2012

Cash	$-	264		104	368
Trading assets	2,288	520		229	3,037
Securities available for sale (1)	20,287	2,747		13,952	36,986
Mortgages held for sale	-	602		-	602
Loans	9,641	10,846		7,189	27,676
Mortgage servicing rights	10,424	-		-	10,424
Other assets	4,841	502		163	5,506

Total assets	47,481	15,481		21,637	84,599

Short-term borrowings	-	2,190	(2)	12,221	14,411
Accrued expenses and other liabilities	3,638	850	(2)	148	4,636
Long-term debt	-	3,900	(2)	6,665	10,565

Total liabilities	3,638	6,940		19,034	29,612

Noncontrolling interests	-	52		-	52

Net assets	$43,843	8,489		2,603	54,935

December 31, 2011

Cash	$-	321		11	332
Trading assets	3,723	293		30	4,046
Securities available for sale (1)	21,708	3,332		11,671	36,711
Mortgages held for sale	-	444		-	444
Loans	11,404	11,967		7,181	30,552
Mortgage servicing rights	12,080	-		-	12,080
Other assets	4,494	1,858		137	6,489

Total assets	53,409	18,215		19,030	90,654

Short-term borrowings	-	3,450	(2)	10,682	14,132
Accrued expenses and other liabilities	3,350	1,138	(2)	121	4,609

Long-term debt	-	4,932	(2)	6,686	11,618

Total liabilities	3,350	9,520		17,489	30,359

Noncontrolling interests	-	61		-	61

Net assets	$50,059	8,634		1,541	60,234

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.
(2)	Includes the following VIE liabilities at September 30, 2012, and December 31, 2011, respectively, with recourse to the general credit of Wells Fargo: Short-term borrowings, $2.2 billion and $3.4 billion; Accrued expenses and other liabilities, $722 million and $963 million; and Long-term debt, $29 million and $30 million.

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

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

September 30, 2012
		Carrying value - asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,264,447	3,658	9,640	-	(1,533)	11,765
Other/nonconforming	52,710	2,330	303	1	(54)	2,580
Commercial mortgage securitizations	171,208	7,398	452	408	-	8,258
Collateralized debt obligations:
Debt securities	7,975	400	-	406	144	950
Loans (2)	8,177	7,972	-	-	-	7,972
Asset-based finance structures	9,866	6,651	-	(108)	-	6,543
Tax credit structures	19,250	4,500	-	-	(1,636)	2,864
Collateralized loan obligations	8,166	1,629	-	6	-	1,635
Investment funds	4,578	50	-	-	-	50
Other (3)	16,858	1,270	29	8	(81)	1,226

Total	$1,563,235	35,858	10,424	721	(3,160)	43,843

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$3,658	9,640	-	4,955	18,253
Other/nonconforming		2,330	303	1	350	2,984
Commercial mortgage securitizations		7,398	452	574	-	8,424
Collateralized debt obligations:
Debt securities		400	-	759	144	1,303
Loans (2)		7,972	-	-	-	7,972
Asset-based finance structures		6,651	-	108	1,960	8,719
Tax credit structures		4,500	-	-	-	4,500
Collateralized loan obligations		1,629	-	6	322	1,957
Investment funds		50	-	-	36	86
Other (3)		1,270	29	347	150	1,796

Total		$35,858	10,424	1,795	7,917	55,994

(continued on following page)

(continued from previous page)

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

December 31, 2011
		Carrying value - asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,135,629	4,682	11,070	-	(975)	14,777
Other/nonconforming	61,461	2,460	353	1	(48)	2,766
Commercial mortgage securitizations	179,007	7,063	623	349	-	8,035
Collateralized debt obligations:
Debt securities	11,240	1,107	-	193	-	1,300
Loans (2)	9,757	9,511	-	-	-	9,511
Asset-based finance structures	9,606	6,942	-	(130)	-	6,812
Tax credit structures	19,257	4,119	-	-	(1,439)	2,680
Collateralized loan obligations	12,191	2,019	-	40	-	2,059
Investment funds	6,318	-	-	-	-	-
Other (3)	18,717	1,896	34	190	(1)	2,119

Total	$1,463,183	39,799	12,080	643	(2,463)	50,059

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$4,682	11,070	-	3,657	19,409
Other/nonconforming		2,460	353	1	295	3,109
Commercial mortgage securitizations		7,063	623	538	-	8,224
Collateralized debt obligations:
Debt securities		1,107	-	874	-	1,981
Loans (2)		9,511	-	-	-	9,511
Asset-based finance structures		6,942	-	130	1,504	8,576
Tax credit structures		4,119	-	-	-	4,119
Collateralized loan obligations		2,019	-	41	523	2,583
Investment funds		-	-	-	41	41
Other (3)		1,896	34	903	150	2,983

Total		$39,799	12,080	2,487	6,170	60,536

(1)	Includes total equity interests of $497 million and $460 million at September 30, 2012, and December 31, 2011, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(2)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 83% were rated as investment grade by the primary rating agencies at September 30, 2012. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.
(3)	Includes structured financing, student loan securitizations, auto loan and lease securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

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

OTHER TRANSACTIONS WITH VIEs In 2008, legacy Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third-party investors by certain of its subsidiaries. ARS are debt instruments with long-term maturities, but which re-price more frequently, and preferred equities with no maturity. We purchased all outstanding ARS that were issued by VIEs and subject to the agreement. At September 30, 2012, we held in our securities available-for-sale portfolio $406 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $643 million at December 31, 2011.

In 2009, we reached agreements to purchase additional ARS from eligible investors who bought ARS through one of our broker-dealer subsidiaries. We purchased all outstanding ARS that were issued by VIEs and subject to the agreement. As of September 30, 2012, we held in our securities available-for-sale portfolio $345 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $624 million at December 31, 2011.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES In addition to the involvements disclosed in the preceding table, through the issuance of trust preferred securities we had junior subordinated debt financing with a carrying value of $5.0 billion at September 30, 2012, and $7.6 billion at December 31, 2011 and $2.5 billion of preferred stock at both September 30, 2012, and December 31, 2011. In these transactions, VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us. This is the case even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. We report the debt securities issued to the VIEs as long-term junior subordinated debt and the preferred equity securities issued to the VIEs as preferred stock in our consolidated balance sheet.

In the first nine months of 2012, we redeemed $2.7 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the Basel Committee recommendations known as the Basel III standards.

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

Note 7: Securitizations and Variable Interest Entities (continued)

We recognized net gains of $97 million and $161 million from transfers accounted for as sales of financial assets in securitizations in the third quarter and nine months ended

September 30, 2012, respectively, and net gains of $39 million and $105 million, respectively, in the same periods of 2011. Additionally, we had the following cash flows with our securitization trusts that were involved in transfers accounted for as sales.

	2012		2011
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended September 30,
Sales proceeds from securitizations (1)	$135,596	-	76,730	-
Servicing fees	1,088	3	1,104	3
Other interests held	466	20	390	73
Purchases of delinquent assets	2	-	3	-
Net servicing advances	25	-	29	-

Nine months ended September 30,
Sales proceeds from securitizations (1)	$412,465	-	247,944	-
Servicing fees	3,312	8	3,297	9
Other interests held	1,333	114	1,406	213
Purchases of delinquent assets	54	-	8	-
Net servicing advances	151	-	9	-

(1)	Represents cash flow data for all loans securitized in the period presented.

Sales with continuing involvement during the third quarter and first nine months of 2012 and 2011 predominantly related to conforming residential mortgage securitizations. During the third quarter and first nine months of 2012 we transferred $129.3 billion and $398.4 billion, respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $73.1 billion and $245.4 billion, respectively, in the same periods of 2011. These transfers did not result in a gain or loss because the loans are already carried at fair value. In connection with these transfers, in the first nine months of 2012 we recorded a $3.8 billion servicing asset, measured at fair value using a Level 3 measurement technique, and a $209 million liability for probable repurchase losses. In the first nine months of 2011, we recorded a $2.7 billion servicing asset and a $74 million liability.

We used the following key weighted-average assumptions to measure mortgage servicing assets at the date of securitization:

	Residential mortgage servicing rights
	2012	2011
Quarter ended September 30,
Prepayment speed (1)	13.9%	13.6
Discount rate	7.3	7.7
Cost to service ($ per loan) (2)	$169	167

Nine months ended September 30,
Prepayment speed (1)	13.4%	12.5
Discount rate	7.3	7.9
Cost to service ($ per loan) (2)	$143	158

(1)	The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.
(2)	Includes costs to service and unreimbursed foreclosure costs.

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

		Other interests held
	Residential		Consumer		Commercial (2)
($ in millions, except cost to service amounts)	mortgage servicing rights (1)	Interest- only strips	Subordinated bonds	Senior bonds	Subordinated bonds	Senior bonds
Fair value of interests held at September 30, 2012	$10,956	201	44	-	247	870
Expected weighted-average life (in years)	4.5	4.1	6.0	-	5.0	5.0

Key economic assumptions:
Prepayment speed assumption (3)	17.2%	10.7	6.8	-
Decrease in fair value from:
10% adverse change	$853	5	-	-
25% adverse change	1,994	12	-	-

Discount rate assumption	7.2%	16.6	8.7	-	4.6	2.4
Decrease in fair value from:
100 basis point increase	$513	5	2	-	10	36
200 basis point increase	981	9	4	-	19	70

Cost to service assumption ($ per loan)	219
Decrease in fair value from:
10% adverse change	589
25% adverse change	1,472

Credit loss assumption			0.4%	-	10.9	-
Decrease in fair value from:
10% higher losses			$-	-	10	-
25% higher losses			-	-	18	-

Fair value of interests held at December 31, 2011	$12,918	230	45	321	240	852
Expected weighted-average life (in years)	5.1	4.6	6.1	5.6	5.3	4.4
Key economic assumptions:

Prepayment speed assumption (3)	14.8%	10.7	6.9	13.9
Decrease in fair value from:
10% adverse change	$895	6	-	2
25% adverse change	2,105	15	1	4

Discount rate assumption	7.1%	15.6	11.9	7.1	3.8	2.4
Decrease in fair value from:
100 basis point increase	$566	6	2	12	9	31
200 basis point increase	1,081	12	4	24	18	59

Cost to service assumption ($ per loan)	218
Decrease in fair value from:
10% adverse change	582
25% adverse change	1,457

Credit loss assumption			0.5%	4.5	10.7	-
Decrease in fair value from:
10% higher losses			$-	1	8	-
25% higher losses			-	2	18	-

(1)	December 31, 2011, has been revised to report only the sensitivities for residential mortgage servicing rights. See narrative following this table for a discussion of commercial mortgage servicing rights.
(2)	“Other interests held” has been expanded to include retained interests from commercial securitizations.
(3)	The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

Note 7: Securitizations and Variable Interest Entities (continued)

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.4 billion at September 30, 2012, and December 31, 2011. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at September 30, 2012, and December 31, 2011, results in a decrease in fair value of $147 million and $219 million, respectively. See Note 8 for further information on our commercial MSRs.

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

					Net charge-offs
	Total loans		Delinquent loans		Nine months
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	ended September 30,
(in millions)	2012	2011	2012	2011	2012	2011

Commercial:
Real estate mortgage	$131,640	137,121	13,091	11,142	323	307
Total commercial	131,640	137,121	13,091	11,142	323	307

Consumer:
Real estate 1-4 family first mortgage	1,283,700	1,171,666	22,263	24,235	876	1,216
Real estate 1-4 family junior lien mortgage	1	2	-	-	-	16
Other revolving credit and installment	2,082	2,271	114	131	-	-

Total consumer	1,285,783	1,173,939	22,377	24,366	876	1,232

Total off-balance sheet securitized loans	$1,417,423	1,311,060	35,468	35,508	1,199	1,539

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

		Carrying value
(in millions)	Total VIE assets	Consolidated assets	Third party liabilities	Noncontrolling interests	Net assets

September 30, 2012

Secured borrowings:
Municipal tender option bond securitizations	$15,902	14,247	(12,369)	-	1,878
Commercial real estate loans	1,059	1,059	(773)	-	286
Residential mortgage securitizations	5,831	6,331	(5,892)	-	439

Total secured borrowings	22,792	21,637	(19,034)	-	2,603
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	9,091	8,098	(3,176)	-	4,922
Multi-seller commercial paper conduit	2,142	2,142	(2,175)	-	(33)
Auto loan securitizations	-	-	-	-	-
Structured asset finance	84	84	(17)	-	67
Investment funds	1,861	1,861	(1)	-	1,860
Other	4,033	3,296	(1,571)	(52)	1,673

Total consolidated VIEs	17,211	15,481	(6,940)	(52)	8,489

Total secured borrowings and consolidated VIEs	$40,003	37,118	(25,974)	(52)	11,092

December 31, 2011

Secured borrowings:
Municipal tender option bond securitizations	$14,168	11,748	(10,689)	-	1,059
Commercial real estate loans	1,168	1,168	(1,041)	-	127
Residential mortgage securitizations	5,705	6,114	(5,759)	-	355

Total secured borrowings	21,041	19,030	(17,489)	-	1,541
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	11,375	10,244	(4,514)	-	5,730
Multi-seller commercial paper conduit	2,860	2,860	(2,935)	-	(75)
Auto loan securitizations	163	163	(143)	-	20
Structured asset finance	124	124	(16)	-	108
Investment funds	2,012	2,012	(22)	-	1,990
Other	3,432	2,812	(1,890)	(61)	861

Total consolidated VIEs	19,966	18,215	(9,520)	(61)	8,634

Total secured borrowings and consolidated VIEs	$41,007	37,245	(27,009)	(61)	10,175

In addition to the transactions included in the previous table, at both September 30, 2012, and December 31, 2011, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At September 30, 2012, and December 31, 2011, respectively, we pledged approximately $6.5 billion and $6.2 billion in loans (principal and interest eligible to be capitalized), $271 million and $316 million in securities available for sale, and $180 million and $154 million in cash and cash equivalents to collateralize the VIE’s borrowings. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.

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

Note 7: Securitizations and Variable Interest Entities (continued)

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

We apply the amortization method to all commercial MSRs and apply the fair value method to only residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

Fair value, beginning of period	$12,081	14,778	12,603	14,467
Servicing from securitizations or asset transfers (1)	1,173	744	4,088	2,746
Sales	-	-	(293)	-

Net additions	1,173	744	3,795	2,746

Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (2)	(1,131)	(2,867)	(2,480)	(3,266)
Servicing and foreclosure costs (3)	(350)	(33)	(550)	(692)
Discount rates (4)	-	-	(344)	(150)
Prepayment estimates and other (5)	54	260	158	892

Net changes in valuation model inputs or assumptions	(1,427)	(2,640)	(3,216)	(3,216)

Other changes in fair value (6)	(871)	(510)	(2,226)	(1,625)

Total changes in fair value	(2,298)	(3,150)	(5,442)	(4,841)

Fair value, end of period	$10,956	12,372	10,956	12,372

(1)	Nine months ended September 30, 2012, includes $315 million residential MSRs transferred from amortized MSRs that we elected to carry at fair value effective January 1, 2012.
(2)	Primarily represents prepayment speed changes due to changes in mortgage interest rates, but also includes other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).
(3)	Includes costs to service and unreimbursed foreclosure costs.
(4)	Reflects discount rate assumption change, excluding portion attributable to changes in mortgage interest rates; the nine months ended September 30, 2012, change reflects increased capital return requirements from market participants.
(5)	Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior.
(6)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

Balance, beginning of period	$1,130	1,432	1,445	1,422
Purchases	42	21	134	102
Servicing from securitizations or asset transfers (1)	30	50	(263)	106
Amortization (2)	(58)	(66)	(172)	(193)

Balance, end of period (2)	1,144	1,437	1,144	1,437

Valuation allowance:
Balance, beginning of period	-	(10)	(37)	(3)
Reversal of provision (provision) for MSRs in excess of fair value (1)	-	(30)	37	(37)

Balance, end of period (3)	-	(40)	-	(40)

Amortized MSRs, net	$1,144	1,397	1,144	1,397

Fair value of amortized MSRs:
Beginning of period	$1,450	1,805	1,756	1,812
End of period (4)	1,399	1,759	1,399	1,759

(1)	Nine months ended September 30, 2012, is net of $350 million ($313 million after valuation allowance) of residential MSRs that we elected to carry at fair value effective January 1, 2012. A cumulative adjustment of $2 million to fair value was recorded in retained earnings at January 1, 2012.
(2)	Includes $367 million in residential amortized MSRs at September 30, 2011. For the third quarter and first nine months of 2011, the residential MSR amortization was $(13) million and $(34) million, respectively.
(3)	Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs. Residential amortized MSRs are evaluated for impairment purposes by the following risk strata: mortgages sold to GSEs (FHLMC and FNMA) and mortgages sold to GNMA, each by interest rate stratifications. A valuation allowance of $40 million was recorded on the residential amortized MSRs at September 30, 2011. For nine months ended September 30, 2012, valuation allowance of $37 million for residential MSRs was reversed upon election to carry at fair value.
(4)	Includes fair value of $330 million in residential amortized MSRs and $1,429 million in commercial amortized MSRs at September 30, 2011. The September 30, 2012, balance is all commercial amortized MSRs.

Note 8: Mortgage Banking Activities (continued)

We present the components of our managed servicing portfolio in the following table at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

(in billions)	Sept. 30, 2012	Dec. 31, 2011

Residential mortgage servicing:
Serviced for others	$1,508	1,456
Owned loans serviced	364	358
Subservicing	7	8

Total residential servicing	1,879	1,822

Commercial mortgage servicing:
Serviced for others	405	398
Owned loans serviced	105	106
Subservicing	13	14

Total commercial servicing	523	518

Total managed servicing portfolio	$2,402	2,340

Total serviced for others	$1,913	1,854
Ratio of MSRs to related loans serviced for others	0.63%	0.76

The components of mortgage banking noninterest income were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,136	1,153	3,448	3,473
Late charges	66	64	195	233
Ancillary fees	89	104	229	267
Unreimbursed direct servicing costs (1)	(307)	(292)	(807)	(705)

Net servicing fees	984	1,029	3,065	3,268

Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(1,427)	(2,640)	(3,216)	(3,216)
Other changes in fair value (3)	(871)	(510)	(2,226)	(1,625)

Total changes in fair value of MSRs carried at fair value	(2,298)	(3,150)	(5,442)	(4,841)
Amortization	(58)	(66)	(172)	(193)
Provision for MSRs in excess of fair value	-	(30)	-	(37)
Net derivative gains from economic hedges (4)	1,569	3,247	3,677	4,576

Total servicing income, net	197	1,030	1,128	2,773
Net gains on mortgage loan origination/sales activities	2,610	803	7,442	2,695

Total mortgage banking noninterest income	$2,807	1,833	8,570	5,468

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$142	607	461	1,360

(1)	Primarily associated with foreclosure expenses and other interest costs.
(2)	Refer to the changes in fair value of MSRs table in this Note for more detail.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 – Free-Standing Derivatives for additional discussion and detail.

The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated financial statements and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs, the Federal Housing Finance Agency (FHFA), and other significant investors to monitor their repurchase demand practices and issues as part of our process to update our repurchase liability estimate as new information becomes available. Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $2.5 billion at September 30, 2012, and was determined based upon modifying the assumptions utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

Balance, beginning of period	$1,764	1,188	1,326	1,289
Provision for repurchase losses:
Loan sales	75	19	209	74
Change in estimate (1)	387	371	1,352	807

Total additions	462	390	1,561	881
Losses	(193)	(384)	(854)	(976)

Balance, end of period	$2,033	1,194	2,033	1,194

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration, and changes in the financial stability of correspondent lenders.

Note 9: Intangible Assets

The gross carrying value of intangible assets and accumulated amortization was:

	September 30, 2012			December 31, 2011
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

Amortized intangible assets (1):
MSRs (2)	$2,240	(1,096)	1,144	2,383	(975)	1,408
Core deposit intangibles	12,836	(6,572)	6,264	15,079	(7,768)	7,311
Customer relationship and other intangibles	3,184	(1,734)	1,450	3,158	(1,519)	1,639

Total amortized intangible assets	$18,260	(9,402)	8,858	20,620	(10,262)	10,358

Unamortized intangible assets:
MSRs (carried at fair value) (2)	$10,956			12,603
Goodwill	25,637			25,115
Trademark	14			14

(1)	Excludes fully amortized intangible assets.
(2)	See Note 8 for additional information on MSRs.

We based our projections of amortization expense shown below on existing asset balances at September 30, 2012. Future amortization expense may vary from these projections.

The following table provides the current year and estimated future amortization expense for amortized intangible assets.

(in millions)	Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles	Total

Nine months ended September 30, 2012 (actual)	$172	1,047	215	1,434

Estimate for the remainder of 2012	$62	348	72	482
Estimate for year ended December 31,
2013	230	1,241	267	1,738
2014	199	1,113	250	1,562
2015	174	1,022	227	1,423
2016	139	919	212	1,270
2017	94	851	195	1,140

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

The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing.

(in millions)	Community Banking	Wholesale Banking	Wealth, Brokerage and Retirement	Consolidated Company

December 31, 2010	$17,922	6,475	373	24,770
Reduction in goodwill related to divested businesses	-	(6)	-	(6)
Goodwill from business combinations	-	274	-	274

September 30, 2011	$17,922	6,743	373	25,038

December 31, 2011	$17,924	6,820	371	25,115
Goodwill from business combinations, net	(2)	524	-	522

September 30, 2012	$17,922	7,344	371	25,637

Note 10:  Guarantees, Pledged Assets and Collateral

Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, liquidity agreements, written put options, recourse obligations, residual value guarantees, and contingent consideration. The following table shows carrying value, maximum exposure to loss on our guarantees and the related non-investment grade amounts.

	September 30, 2012			December 31, 2011

		Maximum exposure to loss			Maximum exposure to loss
(in millions)	Carrying value	Total	Non- investment grade	Carrying value	Total	Non- investment grade

Standby letters of credit (1)	$2	40,824	21,659	85	41,171	22,259
Securities lending and other indemnifications	-	2,858	166	-	669	62
Liquidity agreements (2)	-	3	3	-	2	2
Written put options (2) (3)	1,463	11,851	4,153	1,469	8,224	2,466
Loans and MHFS sold with recourse	100	5,925	3,957	102	5,784	3,850
Residual value guarantees	8	197	-	8	197	-
Contingent consideration	21	96	95	31	98	97
Other guarantees	6	1,460	4	6	552	4

Total guarantees	$1,600	63,214	30,037	1,701	56,697	28,740

(1) Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $19.4 billion and $19.7 billion at September 30, 2012, and December 31, 2011, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which the borrower has drawn on the commitment in the form of a standby letter of credit.

(2) Certain of these agreements included in this table are related to off-balance sheet entities and, accordingly, are also disclosed in Note 7.

(3) Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12.

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

Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is its extremely remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in the table above do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee arrangements. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value, which is either fair value for derivative related products or the allowance for lending related commitments, is more representative of our exposure to loss than maximum exposure to loss.

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

SECURITIES LENDING AND OTHER INDEMNIFICATIONS As a securities lending agent, we lend securities from participating institutional clients’ portfolios to third-party borrowers. We indemnify our clients against default by the borrower in returning these lent securities. This indemnity is supported by collateral received from the borrowers. Collateral is generally in the form of cash or highly liquid securities that are marked to market daily. There was $473 million at September 30, 2012, and $687 million at December 31, 2011, in collateral supporting loaned securities with values of $458 million and $669 million, respectively.

Commencing third quarter 2012, we began using certain third party clearing agents to clear and settle transactions on behalf of some of our institutional brokerage customers. We indemnify the clearing agents against loss that could occur for non-performance by our customers on transactions that are not sufficiently collateralized. Transactions subject to the indemnifications may include customer obligations related to the settlement of margin accounts and short positions, such as written call options and securities borrowing transactions. Outstanding customer obligations and related collateral were $616 million and $3.1 billion, respectively, as of September 30, 2012. Our estimate of maximum exposure to loss, which requires judgment regarding the range and likelihood of future events, was $2.4 billion as of September 30, 2012.

Note 10: Guarantees, Pledged Assets and Collateral (continued)

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

LOANS AND MHFS SOLD WITH RECOURSE In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to indemnify the buyer for any loss on the loan up to par value plus accrued interest. We provide recourse, predominantly to the GSEs, on loans sold under various programs and arrangements. Primarily all of these programs and arrangements require that we share in the loans’ credit exposure for their remaining life by providing recourse to the GSE, up to 33.33% of actual losses incurred on a pro-rata basis, in the event of borrower default. Under the remaining recourse programs and arrangements, if certain events occur within a specified period of time from transfer date, we have to provide limited recourse to the buyer to indemnify them for losses incurred for the remaining life of the loans. The maximum exposure to loss reported in the accompanying table represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions or the maximum losses per the contractual agreements. However, we believe the likelihood of loss of the entire balance due to these recourse agreements is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In third quarter 2012, we repurchased $21 million of loans associated with these agreements. We also provide representation and warranty guarantees on loans sold under the various recourse programs and arrangements. Our loss exposure relative to these guarantees is separately considered and provided for, as necessary, in determination of our liability for loan repurchases due to breaches of representation and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.

RESIDUAL VALUE GUARANTEES We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At September 30, 2012, the only remaining residual value guarantee is related to a leasing transaction on certain corporate buildings. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost, we would be required to reimburse the lessor under our guarantee.

CONTINGENT CONSIDERATION In connection with certain brokerage, asset management, insurance agency and other acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration, based on certain performance targets.

OTHER GUARANTEES We are members of exchanges and clearing houses that we use to clear our trades and those of our customers. It is common that all members in these organizations are required to collectively guarantee the performance of other members. Our obligations under the guarantees are based on either a fixed amount or a multiple of the collateral we are required to maintain with these organizations. We have not recorded a liability for these arrangements as of the dates presented in the previous table because we believe the likelihood of loss is remote.

We also have contingent performance arrangements related to various customer relationships and lease transactions. We are required to pay the counterparties to these agreements if third parties default on certain obligations.

PARENT GUARANTEE OF SUBSIDIARY DEBT In third quarter 2012, the remaining outstanding debt issued by Wells Fargo Financial, Inc. (WFFI) was paid off. This debt had been guaranteed by the Parent. The Parent continues to guarantee all outstanding term debt securities of Wells Fargo Canada Corporation, WFFI’s Canadian subsidiary.

Pledged Assets and Collateral

As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings from the FHLB and FRB and for other purposes as required or permitted by law. The following table provides pledged loans and securities available for sale where the secured party does not have the right to sell or repledge the collateral. At September 30, 2012, and December 31, 2011, we did not pledge any loans or securities available for sale where the secured party has the right to sell or repledge the collateral. The table excludes pledged assets related to VIEs, which can only be used to settle the liabilities of those entities. See Note 7 for additional information on consolidated VIE assets.

(in millions)	Sept. 30, 2012	Dec. 31, 2011
Securities available for sale	$69,609	80,540
Loans	348,615	317,742

Total	$418,224	398,282

We also pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), and domestic and foreign companies. We pledged $24.6 billion at September 30, 2012, and $20.8 billion at December 31, 2011, under agreements that permit the secured parties to sell or repledge the collateral. Pledged collateral where the secured party cannot sell or repledge was $807 million and $2.8 billion at the same period ends, respectively.

We receive collateral from other entities under resale agreements and securities borrowings. We received $26.5 billion at September 30, 2012, and $17.8 billion at December 31, 2011, for which we have the right to sell or repledge the collateral. These amounts include securities we have sold or repledged to others with a fair value of $25.0 billion at September 30, 2012, and $16.7 billion at December 31, 2011.

Note 11: Legal Actions

The following supplements our discussion of certain matters previously reported in Part I, Item 3 (Legal Proceedings) of our 2011 Form 10-K, and Part II, Item 1 (Legal Proceedings) of our 2012 first and second quarter Quarterly Reports on Form 10-Q for events occurring in third quarter 2012.

FHA INSURANCE LITIGATION On October 9, 2012, the United States filed a complaint, captioned United States of America v. Wells Fargo Bank, N.A., in the U.S. District Court for the Southern District of New York. The complaint makes claims with respect to Wells Fargo’s FHA lending program for the period 2001 to 2010. The complaint alleges, among other allegations, that Wells Fargo improperly certified certain FHA mortgage loans for FHA insurance that did not qualify for the program, and therefore Wells Fargo should not have received insurance proceeds from FHA when some of the loans later defaulted. The complaint further alleges Wells Fargo knew some of the mortgages did not qualify for insurance, and did not disclose the deficiencies to FHA before making insurance claims.

MORTGAGE FORECLOSURE DOCUMENT LITIGATION As previously disclosed, eight purported class actions and several individual borrower actions related to foreclosure document practices were filed in late 2010 and in early 2011 against Wells Fargo Bank, N.A. in its status as mortgage servicer or corporate trustee of mortgage trusts. Five of those cases had been previously dismissed or otherwise resolved. Two of the three remaining purported class actions were dismissed or otherwise resolved on October 3 and October 25, 2012. As a result, seven of the eight purported class actions have now been dismissed or otherwise resolved.

MORTGAGE RELATED REGULATORY INVESTIGATIONS Government agencies and authorities continue investigations or examinations of certain mortgage related practices of Wells Fargo. The current investigations primarily relate to: (1) whether Wells Fargo complied with applicable laws, regulations and documentation requirements relating to mortgage origination and securitizations, including those at the former Wachovia Corporation; and (2) whether Wells Fargo properly disclosed in offering documents for its residential mortgage-backed securities the facts and risks associated with those securities. As previously disclosed, on July 12, 2012, the DOJ filed a complaint captioned United States of America v. Wells Fargo Bank, N.A. in the U.S. District Court for the District of Columbia. The complaint alleged violations of the Fair Housing Act and the Equal Credit Opportunity Act (ECOA) with respect to Wells Fargo’s residential mortgage lending operations during the period 2004 – 2008. Simultaneously with the filing of the complaint, a Consent Decree executed between the DOJ and Wells Fargo was filed providing for a consensual resolution of the complaint. In the Consent Decree, Wells Fargo denied that it had violated the Fair Housing Act or ECOA, but agreed to resolve the matter by paying $125 million in connection with pricing and product placement allegations primarily relating to mortgages priced and sold to consumers by third party brokers through the Wholesale Division of Wells Fargo Home Mortgage. In addition, Wells Fargo agreed to pay $50 million to fund a community support program in approximately eight cities or metropolitan statistical areas, with details yet to be agreed upon between the DOJ and Wells Fargo. Wells Fargo also agreed to undertake an internal lending compliance review of a small percentage of subprime mortgages delivered through its Retail channel during the period 2004 – 2008 and will rebate to borrowers as appropriate. Of the $125 million, $8 million and $2 million are specifically allocated to Illinois and Pennsylvania, respectively, to resolve matters in those states. On September 20, 2012, the Court entered a Memorandum Opinion and Order approving and entering the Consent Order.

Note 11: Legal Actions (continued)

ORDER OF POSTING LITIGATION As previously disclosed, a series of putative class actions have been filed against Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as well as many other banks, challenging the high to low order in which the Banks posted debit card transactions to consumer deposit accounts. There remain several such cases pending against Wells Fargo Bank (including the Wachovia Bank cases to which Wells Fargo succeeded), most of which have been consolidated in multi-district litigation proceedings in the U.S. District Court for the Southern District of Florida. The bank defendants moved to compel these cases to arbitration under recent Supreme Court authority. On November 22, 2011, the Judge denied the motion. On October 26, 2012, the U.S. Court of Appeals for the Eleventh Circuit affirmed the District Court’s denial of the motion to compel arbitration.

WACHOVIA EQUITY SECURITIES AND BONDS/NOTES LITIGATION As previously disclosed, a securities class action, now captioned In re Wachovia Equity Securities Litigation, had been pending under various names since July 7, 2008, in the U.S. District Court for the Southern District of New York alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other allegations, plaintiffs alleged Wachovia’s common stock price was artificially inflated as a result of allegedly misleading disclosures relating to the Golden West Financial Corp. mortgage portfolio, Wachovia’s exposure to other mortgage related products such as CDOs, control issues and auction rate securities. There were four additional cases (not class actions) containing allegations similar to the allegations in the In re Wachovia Equity Securities Litigation captioned Stichting Pensioenfonds ABP v. Wachovia Corp. et al., FC Holdings AB, et al. v. Wachovia Corp., et al., Deka Investment GmbH v. Wachovia Corp. et al. and Forsta AP-Fonden v. Wachovia Corp., et al., respectively, which were filed in the U.S. District Court for the Southern District of New York. On March 31, 2011, the U.S. District Court for the Southern District of New York entered a Decision and Order granting Wachovia’s motions to dismiss the In re Wachovia Equity Securities Litigation and the Stichting Pensioenfonds ABP, FC Holdings AB, Deka Investment GmbH and Forsta AP-Fonden cases and all of those cases have subsequently been resolved. Plaintiffs and Wells Fargo agreed to settle the Equity Securities Litigation for $75 million and on January 27, 2012, the Court entered an order preliminarily approving the settlement. On June 12, 2012, an Order finally approving the class action settlement was filed.

There were four previously disclosed individual actions, containing allegations similar to the main In re Wachovia Equity Securities Litigation matter, filed in state courts in North Carolina and South Carolina. All four of those cases have now been finally dismissed.

OUTLOOK When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was $1.2 billion as of September 30, 2012. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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

Note 12: Derivatives (continued)

	September 30, 2012			December 31, 2011
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Asset derivatives	Liability derivatives		Asset derivatives	Liability derivatives
(in millions)

Derivatives designated as hedging instruments
Interest rate contracts (1)	$91,830	7,869	2,884	87,537	8,423	2,769
Foreign exchange contracts	26,617	1,761	177	22,269	1,523	572

Total derivatives designated as qualifying hedging instruments		9,630	3,061		9,946	3,341

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	374,049	2,119	2,702	377,497	2,318	2,011
Equity contracts	75	-	50	-	-	-
Foreign exchange contracts	1,882	7	136	5,833	250	3
Credit contracts - protection purchased	33	-	-	125	3	-
Other derivatives	2,327	-	91	2,367	-	117

Subtotal		2,126	2,979		2,571	2,131
Customer accommodation, trading and other free-standing derivatives:
Interest rate contracts	2,799,763	70,312	71,397	2,425,144	81,336	83,834
Commodity contracts	91,159	3,627	3,823	77,985	4,351	4,234
Equity contracts	73,746	4,161	4,211	68,778	3,768	3,661
Foreign exchange contracts	184,871	2,707	2,274	140,704	3,151	2,803
Credit contracts - protection sold	28,255	321	3,257	38,403	319	5,178
Credit contracts - protection purchased	30,835	1,899	340	36,156	3,254	276

Subtotal		83,027	85,302		96,179	99,986

Total derivatives not designated as hedging instruments		85,153	88,281		98,750	102,117

Total derivatives before netting		94,783	91,342		108,696	105,458

Netting (3)		(64,706)	(73,966)		(81,143)	(89,990)

Total		$30,077	17,376		27,553	15,468

(1)	Notional amounts presented exclude $5.2 billion at September 30, 2012, and $15.5 billion at December 31, 2011, of basis swaps that are combined with receive fixed-rate/pay floating-rate swaps and designated as one hedging instrument.
(2)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS and other interests held.
(3)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements. The amount of cash collateral netted against derivative assets and liabilities was $6.6 billion and $16.4 billion, respectively, at September 30, 2012, and $6.6 billion and $15.4 billion, respectively, at December 31, 2011.

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

The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains
(in millions)	Securities available for sale	Mortgages held for sale	Long-term debt	Securities available for sale	Long-term debt	(losses) on fair value hedges

Quarter ended September 30, 2012
Gains (losses) recorded in net interest income	$(115)	-	415	-	55	355

Gains (losses) recorded in noninterest income
Recognized on derivatives	(19)	(7)	(67)	(115)	502	294
Recognized on hedged item	24	4	26	130	(515)	(331)

Recognized on fair value hedges (ineffective portion) (1)	$5	(3)	(41)	15	(13)	(37)

Quarter ended September 30, 2011
Gains (losses) recorded in net interest income	$(123)	-	413	(4)	104	390

Gains (losses) recorded in noninterest income
Recognized on derivatives	(1,163)	(20)	2,651	44	(1,118)	394
Recognized on hedged item	1,166	17	(2,477)	(45)	1,151	(188)

Recognized on fair value hedges (ineffective portion) (1)	$3	(3)	174	(1)	33	206

Nine months ended September 30, 2012
Gains (losses) recorded in net interest income	$(340)	1	1,281	(4)	186	1,124

Gains (losses) recorded in noninterest income
Recognized on derivatives	(229)	(13)	267	71	351	447
Recognized on hedged item	222	6	(186)	(32)	(393)	(383)
Recognized on fair value hedges (ineffective portion) (1)	$(7)	(7)	81	39	(42)	64

Nine months ended September 30, 2011
Gains (losses) recorded in net interest income	$(336)	-	1,264	(8)	299	1,219

Gains (losses) recorded in noninterest income
Recognized on derivatives	(1,274)	(20)	2,742	90	477	2,015
Recognized on hedged item	1,208	17	(2,564)	(96)	(478)	(1,913)
Recognized on fair value hedges (ineffective portion) (1)	$(66)	(3)	178	(6)	(1)	102

(1)	The third quarter and first nine months of 2012 included $(3) million and $(5) million, respectively, and the third quarter and first nine months of 2011 included $20 million and $50 million, respectively, of gains (losses) on forward derivatives hedging foreign currency securities available for sale and long-term debt, representing the portion of derivative gains (losses) excluded from the assessment of hedge effectiveness (time value).

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

Based upon current interest rates, we estimate that $381 million (pre tax) of deferred net gains on derivatives in OCI at September 30, 2012, will be reclassified into interest income and interest expense during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 6 years for both hedges of floating-rate debt and floating-rate commercial loans.

The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011

Gains (pre tax) recognized in OCI on derivatives	$24	68	63	205
Gains (pre tax) reclassified from cumulative OCI into net interest income	89	141	295	454
Losses (pre tax) recognized in noninterest income on derivatives (1)	(1)	(4)	(2)	(6)

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Free-Standing Derivatives

We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of certain residential MHFS, certain loans held for investment, residential MSRs measured at fair value, derivative loan commitments and other interests held. The resulting gain or loss on these economic hedges is reflected in mortgage banking noninterest income and other noninterest income. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative OCI (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.

The derivatives used to hedge MSRs measured at fair value, which include swaps, swaptions, constant maturity mortgages, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative gains of $1.6 billion and $3.7 billion, respectively, in the third quarter and first nine months of 2012 and net derivative gains of $3.2 billion and $4.6 billion, respectively, in the same periods of 2011, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $1.1 billion at September 30, 2012, and a net asset of $1.4 billion at December 31, 2011. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as substantially all residential MHFS, is hedged with free-standing derivatives (economic hedges) such as swaps, forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For the fair value measurement of interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan. Fair value changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand can also cause changes in the value of the underlying loan value that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $1.2 billion at September 30, 2012, and a net asset of $478 million at December 31, 2011, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.

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

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011
Net gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (1)	$(1,356)	277	(2,182)	528
Other (2)	(7)	(133)	(40)	(153)
Equity contracts (2)	-	-	1	(5)
Foreign exchange contracts (2)	(37)	267	(38)	(102)
Credit contracts (2)	(3)	(5)	(13)	(13)

Subtotal	(1,403)	406	(2,272)	255
Net gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (3)	2,794	1,645	6,336	2,804
Other (4)	136	(95)	466	195
Commodity contracts (4)	(72)	(25)	(116)	76
Equity contracts (4)	99	378	20	855
Foreign exchange contracts (4)	131	219	380	526
Credit contracts (4)	(29)	(382)	(18)	(338)
Other (4)	-	(4)	-	(5)

Subtotal	3,059	1,736	7,068	4,113
Net gains recognized related to derivatives not designated as hedging instruments	$1,656	2,142	4,796	4,368

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.
(2)	Predominantly included in other noninterest income.
(3)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
(4)	Predominantly included in net gains from trading activities in noninterest income.

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

Note 12: Derivatives (continued)

The following table provides details of sold and purchased credit derivatives.

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold - non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities

September 30, 2012
Credit default swaps on:
Corporate bonds	$303	17,020	9,242	10,662	6,358	8,459	2012-2021
Structured products	2,300	3,252	2,869	1,282	1,970	740	2016-2056
Credit protection on:
Default swap index	20	3,219	663	2,967	252	629	2012-2017
Commercial mortgage-backed securities index	569	1,173	360	688	485	704	2049-2052
Asset-backed securities index	61	67	67	6	61	133	2037-2046
Other	4	3,524	3,524	143	3,381	4,271	2012-2056
Total credit derivatives	$3,257	28,255	16,725	15,748	12,507	14,936

December 31, 2011
Credit default swaps on:
Corporate bonds	$1,002	24,634	14,043	13,329	11,305	9,404	2012-2021
Structured products	3,308	4,691	4,300	2,194	2,497	1,335	2016-2056
Credit protection on:
Default swap index	68	3,006	843	2,341	665	912	2012-2017
Commercial mortgage-backed securities index	713	1,357	458	19	1,338	1,403	2049-2052
Asset-backed securities index	76	83	83	8	75	116	2037-2046
Other	11	4,632	4,090	481	4,151	4,673	2012-2056
Total credit derivatives	$5,178	38,403	23,817	18,372	20,031	17,843

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

Credit-Risk Contingent Features

Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $17.6 billion at September 30, 2012, and $17.1 billion at December 31, 2011, respectively, for which we posted $15.7 billion and $15.0 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on September 30, 2012, or December 31, 2011, we would have been required to post additional collateral of $1.9 billion or $2.1 billion, respectively, or potentially settle the contract in an amount equal to its fair value.

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

In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. For securities in inactive markets, we use a predetermined percentage to evaluate the impact of fair value adjustments derived from weighting both external and internal indications of value to determine if the instrument is classified as Level 2 or Level 3. Based upon the specific facts and circumstances of each instrument or instrument category, we make judgments regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.

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

Where markets are inactive and transactions are not orderly, transaction or quoted prices for assets or liabilities in inactive markets may require adjustment due to the uncertainty of whether the underlying transactions are orderly. For items that use price quotes in inactive markets, such as certain security classes within securities available for sale, we analyze the degree of market inactivity and distressed transactions to determine the appropriate adjustment to the price quotes.

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

The more active and orderly markets for particular security classes are determined to be, the more weighting is assigned to price quotes. The less active and orderly markets are determined to be, the less weighting is assigned to price quotes. We continually assess the level and volume of market activity in our investment security classes in determining adjustments, if any, to price quotes. Given market conditions can change over time, our determination of which securities markets are considered active or inactive can change. If we determine a market to be inactive, the degree to which price quotes require adjustment, can also change.

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

TRADING ASSETS (EXCLUDING DERIVATIVES) AND SECURITIES AVAILABLE FOR SALE Trading assets and securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon various sources of market pricing. We use quoted prices in active markets, where available and classify such instruments within Level 1 of the fair value hierarchy. Examples include exchange-traded equity securities and some highly liquid government securities such as U.S. Treasuries. When instruments are traded in secondary markets and quoted market prices do not exist for such securities, we generally rely on internal valuation techniques or on prices obtained from independent pricing services or brokers (collectively, vendors) or combination thereof, and accordingly, we classify these instruments as Level 2 or 3.

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

Security fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy. Such measurements include securities valued using internal models or a combination of multiple valuation techniques such as weighting of internal models and vendor or broker pricing, where the unobservable inputs are significant to the overall fair value measurement. Securities classified as Level 3 include certain residential and commercial MBS, asset-backed securities collateralized by auto leases or loans and cash reserves, CDOs and CLOs, and certain residual and retained interests in residential mortgage loan securitizations. We value CDOs using the prices of similar instruments, the pricing of completed or pending third party transactions or the pricing of the underlying collateral within the CDO. Where vendor or broker prices are not readily available, we use management’s best estimate.

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

LOANS For information on how we report the carrying value of loans, including PCI loans, see Note 1 in our 2011 Form 10-K. Although most loans are not recorded at fair value on a recurring basis, reverse mortgages are held at fair value on a recurring basis. In addition, we record nonrecurring fair value adjustments to loans to reflect partial write-downs that are based on the observable market price of the loan or current appraised value of the collateral.

We provide fair value estimates in this disclosure for loans that are not recorded at fair value on a recurring or nonrecurring basis. Those estimates differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by product and loan rate.

Note 13: Fair Values of Assets and Liabilities (continued)

The fair value of commercial loans is calculated by discounting contractual cash flows, adjusted for credit loss estimates, using discount rates that are appropriate for loans with similar characteristics and remaining maturity.

For real estate 1-4 family first and junior lien mortgages, we calculate fair value by discounting contractual cash flows, adjusted for prepayment and credit loss estimates, using discount rates based on current industry pricing (where readily available) or our own estimate of an appropriate discount rate for loans of similar size, type, remaining maturity and repricing characteristics.

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

We update model inputs and methodologies periodically to reflect these monitoring procedures. Additionally, procedures and controls are in place to ensure existing models are subject to periodic reviews, and we perform full model revalidations as necessary.

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

VENDOR-DEVELOPED VALUATIONS In certain limited circumstances we obtain pricing from third party vendors for the value of our Level 3 assets or liabilities. We have processes in place to approve such vendors to ensure information obtained and valuation techniques used are appropriate. Once these vendors are approved to provide pricing information, we

Note 13: Fair Values of Assets and Liabilities (continued)

monitor and review the results to ensure the fair values are reasonable and in line with market experience in similar asset classes. While the input amounts used by the pricing vendor in determining fair value are not provided, and therefore unavailable for our review, we do perform one or more of the following procedures to validate the prices received:

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

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

September 30, 2012
Trading assets (excluding derivatives)	$-	469	8	1,289	1,053	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	957	911	-
Securities of U.S. states and political subdivisions	-	-	-	-	33,582	-
Mortgage-backed securities	-	335	2	-	131,514	177
Other debt securities	-	2,421	9,674	-	25,797	285

Total debt securities	-	2,756	9,676	957	191,804	462
Total marketable equity securities	-	-	-	31	663	-

Total securities available for sale	-	2,756	9,676	988	192,467	462

Derivatives (trading and other assets)	-	8	-	-	634	1
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	34	-	-	627	-
Other liabilities	-	92	-	-	184	-

December 31, 2011
Trading assets (excluding derivatives)	$-	446	7	1,086	1,564	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	868	5,748	-
Securities of U.S. states and political subdivisions	-	16	-	-	21,014	-
Mortgage-backed securities	-	2,342	43	-	118,107	186
Other debt securities	-	1,091	8,163	-	26,222	145

Total debt securities	-	3,449	8,206	868	171,091	331
Total marketable equity securities	-	-	-	33	665	3

Total securities available for sale	-	3,449	8,206	901	171,756	334

Derivatives (trading and other assets)	-	17	44	-	834	-
Loans held for sale	-	-	-	-	1	-
Derivatives (liabilities)	-	11	43	-	850	-
Other liabilities	-	22	-	6	249	-

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting		Total
September 30, 2012
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$5,127	3,904	-	-		9,031
Securities of U.S. states and political subdivisions	-	2,671	61	-		2,732
Collateralized debt obligations (1)	-	-	1,075	-		1,075
Corporate debt securities	15	6,169	42	-		6,226
Mortgage-backed securities	-	13,883	44	-		13,927
Asset-backed securities	-	517	172	-		689
Equity securities	3,905	227	3	-		4,135

Total trading securities	9,047	27,371	1,397	-		37,815

Other trading assets	2,114	341	82	-		2,537
Total trading assets (excluding derivatives)	11,161	27,712	1,479	-		40,352

Securities of U.S. Treasury and federal agencies	957	912	-	-		1,869
Securities of U.S. states and political subdivisions	-	33,713	4,212 (2)	-		37,925
Mortgage-backed securities:
Federal agencies	-	102,713	-	-		102,713
Residential	-	16,536	2	-		16,538
Commercial	-	19,381	179	-		19,560
Total mortgage-backed securities	-	138,630	181	-		138,811

Corporate debt securities	126	19,916	221	-		20,263
Collateralized debt obligations (3)	-	-	10,225 (2)	-		10,225
Asset-backed securities:
Auto loans and leases	-	7	5,487 (2)	-		5,494
Home equity loans	-	783	97	-		880
Other asset-backed securities	-	7,175	2,923 (2)	-		10,098
Total asset-backed securities	-	7,965	8,507	-		16,472

Other debt securities	-	1,033	-	-		1,033

Total debt securities	1,083	202,169	23,346	-		226,598

Marketable equity securities:
Perpetual preferred securities (4)	631	637	849 (2)	-		2,117
Other marketable equity securities	578	57	-	-		635
Total marketable equity securities	1,209	694	849	-		2,752

Total securities available for sale	2,292	202,863	24,195	-		229,350

Mortgages held for sale	-	43,268	3,307	-		46,575
Loans held for sale	-	172	-	-		172
Loans	-	175	6,013	-		6,188
Mortgage servicing rights (residential)	-	-	10,956	-		10,956
Derivative assets:
Interest rate contracts	-	78,490	1,810	-		80,300
Commodity contracts	-	3,539	88	-		3,627
Equity contracts	634	2,763	764	-		4,161
Foreign exchange contracts	41	4,409	25	-		4,475
Credit contracts	-	1,291	929	-		2,220
Other derivative contracts	-	-	-	-		-
Netting	-	-	-	(64,706	) (5)	(64,706)

Total derivative assets (6)	675	90,492	3,616	(64,706)		30,077

Other assets	87	54	193	-		334

Total assets recorded at fair value	$14,215	364,736	49,759	(64,706)		364,004

Derivative liabilities:
Interest rate contracts	$(3)	(76,563)	(417)	-		(76,983)
Commodity contracts	-	(3,763)	(60)	-		(3,823)
Equity contracts	(239)	(3,066)	(956)	-		(4,261)
Foreign exchange contracts	(47)	(2,537)	(3)	-		(2,587)
Credit contracts	-	(1,287)	(2,310)	-		(3,597)
Other derivative contracts	-	-	(91)	-		(91)
Netting	-	-	-	73,966	(5)	73,966

Total derivative liabilities (6)	(289)	(87,216)	(3,837)	73,966		(17,376)

Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(3,088)	(943)	-	-		(4,031)
Securities of U.S. states and political subdivisions	-	(16)	-	-		(16)
Corporate debt securities	(58)	(4,205)	-	-		(4,263)
Equity securities	(1,255)	-	-	-		(1,255)
Other securities	-	(70)	-	-		(70)
Total short sale liabilities	(4,401)	(5,234)	-	-		(9,635)

Other liabilities	-	(34)	(253)	-		(287)

Total liabilities recorded at fair value	$(4,690)	(92,484)	(4,090)	73,966		(27,298)

(1)	Includes collateralized loan obligations of $666 million that are classified as trading assets.
(2)	Balances consist of securities that are predominantly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.
(3)	Includes collateralized loan obligations of $9.7 billion that are classified as securities available for sale.
(4)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 for additional information.
(5)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(6)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3	Netting		Total
December 31, 2011
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$3,342	3,638	-	-		6,980
Securities of U.S. states and political subdivisions	-	2,438	53	-		2,491
Collateralized debt obligations (1)	-	-	1,582	-		1,582
Corporate debt securities	-	6,479	97	-		6,576
Mortgage-backed securities	-	34,959	108	-		35,067
Asset-backed securities	-	1,093	190	-		1,283
Equity securities	1,682	172	4	-		1,858
Total trading securities	5,024	48,779	2,034	-		55,837
Other trading assets	1,847	68	115	-		2,030
Total trading assets (excluding derivatives)	6,871	48,847	2,149	-		57,867
Securities of U.S. Treasury and federal agencies	869	6,099	-	-		6,968
Securities of U.S. states and political subdivisions	-	21,077	11,516 (2)	-		32,593
Mortgage-backed securities:
Federal agencies	-	96,754	-	-		96,754
Residential	-	17,775	61	-		17,836
Commercial	-	17,918	232	-		18,150
Total mortgage-backed securities	-	132,447	293	-		132,740
Corporate debt securities	317	17,792	295	-		18,404
Collateralized debt obligations (3)	-	-	8,599 (2)	-		8,599
Asset-backed securities:
Auto loans and leases	-	86	6,641 (2)	-		6,727
Home equity loans	-	650	282	-		932
Other asset-backed securities	-	8,326	2,863 (2)	-		11,189
Total asset-backed securities	-	9,062	9,786	-		18,848
Other debt securities	-	1,044	-	-		1,044
Total debt securities	1,186	187,521	30,489	-		219,196
Marketable equity securities:
Perpetual preferred securities (4)	552	631	1,344 (2)	-		2,527
Other marketable equity securities	814	53	23	-		890
Total marketable equity securities	1,366	684	1,367	-		3,417
Total securities available for sale	2,552	188,205	31,856	-		222,613
Mortgages held for sale	-	41,381	3,410	-		44,791
Loans held for sale	-	1,176	-	-		1,176
Loans	-	5,893	23	-		5,916
Mortgage servicing rights (residential)	-	-	12,603	-		12,603
Derivative assets:
Interest rate contracts	-	91,022	1,055	-		92,077
Commodity contracts	-	4,351	-	-		4,351
Equity contracts	471	2,737	560	-		3,768
Foreign exchange contracts	35	4,873	16	-		4,924
Credit contracts	-	2,219	1,357	-		3,576
Other derivative contracts	-	-	-	-		-
Netting	-	-	-	(81,143	) (5)	(81,143)
Total derivative assets (6)	506	105,202	2,988	(81,143)		27,553
Other assets	88	135	244	-		467
Total assets recorded at fair value	$10,017	390,839	53,273	(81,143)		372,986
Derivative liabilities:
Interest rate contracts	$(4)	(88,164)	(446)	-		(88,614)
Commodity contracts	-	(4,234)	-	-		(4,234)
Equity contracts	(229)	(2,797)	(635)	-		(3,661)
Foreign exchange contracts	(31)	(3,324)	(23)	-		(3,378)
Credit contracts	-	(2,099)	(3,355)	-		(5,454)
Other derivative contracts	-	-	(117)	-		(117)
Netting	-	-	-	89,990	(5)	89,990
Total derivative liabilities (6)	(264)	(100,618)	(4,576)	89,990		(15,468)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(3,820)	(919)	-	-		(4,739)
Securities of U.S. states and political subdivisions	-	(2)	-	-		(2)
Corporate debt securities	-	(4,112)	-	-		(4,112)
Equity securities	(944)	(298)	-	-		(1,242)
Other securities	-	(737)	-	-		(737)
Total short sale liabilities	(4,764)	(6,068)	-	-		(10,832)
Other liabilities	-	(98)	(44)	-		(142)
Total liabilities recorded at fair value	$(5,028)	(106,784)	(4,620)	89,990		(26,442)

(1)	Includes collateralized loan obligations of $583 million that are classified as trading assets.
(2)	Balances consist of securities that are predominantly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.
(3)	Includes collateralized loan obligations of $8.1 billion that are classified as securities available for sale.
(4)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 for additional information.
(5)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(6)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

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

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total

Quarter ended September 30, 2012
Trading securities	$23	-	6	(23)	-	(6)	-
Securities available for sale (2)	-	-	5,417	(16)	16	(5,417)	-
Mortgages held for sale	-	-	79	(127)	127	(79)	-
Loans (3)	-	-	-	(5,851)	5,851	-	-
Net derivative assets and liabilities	-	-	84	-	-	(84)	-
Short sale liabilities	(29)	-	-	29	-	-	-

Total transfers	$(6)	-	5,586	(5,988)	5,994	(5,586)	-

Nine months ended September 30, 2012
Trading securities	$23	-	16	(37)	14	(16)	-
Securities available for sale (2)	-	-	9,453	(73)	73	(9,453)	-
Mortgages held for sale	-	-	229	(298)	298	(229)	-
Loans (3)	-	-	-	(5,851)	5,851	-	-
Net derivative assets and liabilities	-	-	97	8	(8)	(97)	-
Short sale liabilities	(29)	-	-	29	-	-	-

Total transfers	$(6)	-	9,795	(6,222)	6,228	(9,795)	-

(1)	All transfers in and out of Level 3 are disclosed within the recurring level 3 rollforward table in this Note.
(2)	Includes $5.2 billion and $9.1 billion of securities of U.S. states and political subdivisions that we transferred from Level 3 to Level 2 in the third quarter and first nine months of 2012, respectively, as a result of increased observable market data in the valuation of such instruments. This transfer was done in conjunction with a change in our valuation technique from an internal model based upon unobservable inputs to third party vendor pricing based upon market observable data.
(3)	Consists of reverse mortgage loans securitized with GNMA which were accounted for as secured borrowing transactions. We transferred the loans from Level 2 to Level 3 in third quarter 2012 due to decreased market activity and visibility to significant trades of the same or similar products. As a result, we changed our valuation technique from an internal model based on market observable data to an internal discounted cash flow model based on unobservable inputs.

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

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2012, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Quarter ended September 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$58	2	-	1	-	-	61	-
Collateralized debt obligations	1,273	(224)	-	26	-	-	1,075	(246)
Corporate debt securities	56	-	-	(14)	-	-	42	(2)
Mortgage-backed securities	93	-	-	(59)	-	10	44	-
Asset-backed securities	179	18	-	(9)	-	(16)	172	13
Equity securities	3	-	-	-	-	-	3	-
Total trading securities	1,662	(204)	-	(55)	-	(6)	1,397	(235)
Other trading assets	91	(9)	-	-	-	-	82	(7)
Total trading assets (excluding derivatives)	1,753	(213)	-	(55)	-	(6)	1,479	(242	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	9,505	13	(6)	(136)	14	(5,178)	4,212	-
Mortgage-backed securities:
Residential	15	-	-	-	-	(13)	2	-
Commercial	189	(3)	(2)	(5)	-	-	179	(3)
Total mortgage-backed securities	204	(3)	(2)	(5)	-	(13)	181	(3)
Corporate debt securities	286	14	-	(38)	-	(41)	221	-
Collateralized debt obligations	9,147	27	210	841	-	-	10,225	-
Asset-backed securities:
Auto loans and leases	6,206	-	(2)	(717)	-	-	5,487	-
Home equity loans	257	3	(3)	-	2	(162)	97	-
Other asset-backed securities	3,074	(5)	34	(157)	-	(23)	2,923	(6)
Total asset-backed securities	9,537	(2)	29	(874)	2	(185)	8,507	(6)
Total debt securities	28,679	49	231	(212)	16	(5,417)	23,346	(9	)(4)
Marketable equity securities:
Perpetual preferred securities	927	14	(4)	(88)	-	-	849	-
Other marketable equity securities	2	1	-	(3)	-	-	-	-
Total marketable equity securities	929	15	(4)	(91)	-	-	849	-	(5)
Total securities available for sale	29,608	64	227	(303)	16	(5,417)	24,195	(9)
Mortgages held for sale	3,328	38	-	(107)	127	(79)	3,307	37	(6)
Loans	24	59	-	79	5,851	-	6,013	59	(6)
Mortgage servicing rights	12,081	(2,298)	-	1,173	-	-	10,956	(1,427	)(6)
Net derivative assets and liabilities:
Interest rate contracts	906	2,879	-	(2,392)	-	-	1,393	1,248
Commodity contracts	4	48	-	(21)	-	(3)	28	21
Equity contracts	(269)	25	-	133	-	(81)	(192)	1
Foreign exchange contracts	1	19	-	2	-	-	22	21
Credit contracts	(1,657)	(15)	-	291	-	-	(1,381)	(2)
Other derivative contracts	(106)	15	-	-	-	-	(91)	-
Total derivative contracts	(1,121)	2,971	-	(1,987)	-	(84)	(221)	1,289	(7)
Other assets	225	(10)	-	(22)	-	-	193	(8	)(3)
Short sale liabilities	(9)	-	-	9	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(245)	(17)	-	9	-	-	(253)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2012.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$5	(4)	-	-	1
Collateralized debt obligations	271	(245)	-	-	26
Corporate debt securities	-	(14)	-	-	(14)
Mortgage-backed securities	-	(59)	-	-	(59)
Asset-backed securities	6	(3)	-	(12)	(9)
Equity securities	-	-	-	-	-

Total trading securities	282	(325)	-	(12)	(55)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	282	(325)	-	(12)	(55)
Securities available for sale:
Securities of U.S. states and	199	(35)	65	(365)	(136)
political subdivisions
Mortgage-backed securities:
Residential	-	-	-	-	-
Commercial	-	-	-	(5)	(5)

Total mortgage-backed securities	-	-	-	(5)	(5)
Corporate debt securities	-	(37)	-	(1)	(38)
Collateralized debt obligations	1,188	-	-	(347)	841
Asset-backed securities:
Auto loans and leases	-	-	180	(897)	(717)
Home equity loans	-	-	-	-	-
Other asset-backed securities	94	(38)	270	(483)	(157)

Total asset-backed securities	94	(38)	450	(1,380)	(874)

Total debt securities	1,481	(110)	515	(2,098)	(212)
Marketable equity securities:
Perpetual preferred securities	-	-	-	(88)	(88)
Other marketable equity securities	-	(3)	-	-	(3)

Total marketable equity securities	-	(3)	-	(88)	(91)

Total securities available for sale	1,481	(113)	515	(2,186)	(303)
Mortgages held for sale	100	-	-	(207)	(107)
Loans	-	-	129	(50)	79
Mortgage servicing rights	-	-	1,173	-	1,173
Net derivative assets and liabilities:
Interest rate contracts	28	(22)	-	(2,398)	(2,392)
Commodity contracts	22	(8)	-	(35)	(21)
Equity contracts	13	49	1	70	133
Foreign exchange contracts	-	-	-	2	2
Credit contracts	-	-	-	291	291
Other derivative contracts	-	-	-	-	-
Total derivative contracts	63	19	1	(2,070)	(1,987)
Other assets	-	(5)	-	(17)	(22)
Short sale liabilities	9	-	-	-	9
Other liabilities (excluding derivatives)	(2)	1	(8)	18	9

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2011, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Quarter ended September 30, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$135	1	-	45	-	-	181	-
Collateralized debt obligations	1,801	(16)	-	(168)	-	-	1,617	(41)
Corporate debt securities	103	3	-	(10)	-	-	96	1
Mortgage-backed securities	223	1	-	(100)	-	-	124	(2)
Asset-backed securities	181	35	-	(18)	-	-	198	29
Equity securities	4	(3)	-	3	-	-	4	(2)
Total trading securities	2,447	21	-	(248)	-	-	2,220	(15)
Other trading assets	144	(16)	-	-	-	(2)	126	(9)
Total trading assets (excluding derivatives)	2,591	5	-	(248)	-	(2)	2,346	(24	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	6,695	3	28	752	-	-	7,478	1
Mortgage-backed securities:
Residential	6	(4)	(1)	(3)	80	(2)	76	(5)
Commercial	282	(20)	(8)	(11)	-	-	243	(15)
Total mortgage-backed securities	288	(24)	(9)	(14)	80	(2)	319	(20)
Corporate debt securities	517	110	(140)	(175)	35	(1)	346	-
Collateralized debt obligations	7,232	81	(310)	1,318	-	-	8,321	-
Asset-backed securities:
Auto loans and leases	3,900	1	19	2,670	-	-	6,590	-
Home equity loans	76	-	(5)	(1)	160	-	230	(7)
Other asset-backed securities	2,629	7	(61)	231	48	-	2,854	-
Total asset-backed securities	6,605	8	(47)	2,900	208	-	9,674	(7)
Total debt securities	21,337	178	(478)	4,781	323	(3)	26,138	(26	)(4)
Marketable equity securities:
Perpetual preferred securities	1,545	25	(21)	(179)	2	-	1,372	-
Other marketable equity securities	36	-	(2)	(2)	-	-	32	-
Total marketable equity securities	1,581	25	(23)	(181)	2	-	1,404	-	(5)
Total securities available for sale	22,918	203	(501)	4,600	325	(3)	27,542	(26)
Mortgages held for sale	3,360	68	-	(74)	139	(77)	3,416	68	(6)
Loans	-	-	-	-	-	-	-	-	(6)
Mortgage servicing rights	14,778	(3,150)	-	744	-	-	12,372	(2,640	)(6)
Net derivative assets and liabilities:
Interest rate contracts	240	1,764	-	(1,448)	-	-	556	268
Commodity contracts	(2)	2	-	(10)	-	-	(10)	1
Equity contracts	(186)	159	-	(2)	(2)	2	(29)	93
Foreign exchange contracts	25	(23)	-	5	1	-	8	(4)
Credit contracts	(1,105)	(479)	-	(40)	-	-	(1,624)	(524)
Other derivative contracts	(33)	(96)	-	(1)	-	-	(130)	-
Total derivative contracts	(1,061)	1,327	-	(1,496)	(1)	2	(1,229)	(166	)(7)
Other assets	300	4	-	(30)	-	-	274	(16	)(3)
Short sale liabilities
(corporate debt securities)	-	(1)	-	(7)	-	-	(8)	-	(3)
Other liabilities (excluding derivatives)	(37)	-	-	(7)	-	-	(44)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2011.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$124	(79)	-	-	45
Collateralized debt obligations	409	(577)	-	-	(168)
Corporate debt securities	30	(38)	-	(2)	(10)
Mortgage-backed securities	87	(186)	-	(1)	(100)
Asset-backed securities	121	(110)	-	(29)	(18)
Equity securities	3	-	-	-	3

Total trading securities	774	(990)	-	(32)	(248)
Other trading assets	-	-	-	-	-

Total trading assets
(excluding derivatives)	774	(990)	-	(32)	(248)

Securities available for sale:
Securities of U.S. states and political subdivisions	1,325	(5)	462	(1,030)	752
Mortgage-backed securities:
Residential	-	-	-	(3)	(3)
Commercial	-	-	-	(11)	(11)

Total mortgage-backed securities	-	-	-	(14)	(14)
Corporate debt securities	1	(167)	-	(9)	(175)
Collateralized debt obligations	1,588	-	-	(270)	1,318
Asset-backed securities:
Auto loans and leases	3,610	-	107	(1,047)	2,670
Home equity loans	-	-	-	(1)	(1)
Other asset-backed securities	392	(230)	435	(366)	231

Total asset-backed securities	4,002	(230)	542	(1,414)	2,900

Total debt securities	6,916	(402)	1,004	(2,737)	4,781
Marketable equity securities:
Perpetual preferred securities	-	(13)	-	(166)	(179)
Other marketable equity securities	-	-	-	(2)	(2)

Total marketable equity securities	-	(13)	-	(168)	(181)

Total securities available for sale	6,916	(415)	1,004	(2,905)	4,600
Mortgages held for sale	106	-	-	(180)	(74)
Loans	-	-	-	-	-
Mortgage servicing rights	-	-	744	-	744
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	(1,448)	(1,448)
Commodity contracts	7	(17)	-	-	(10)
Equity contracts	12	(4)	-	(10)	(2)
Foreign exchange contracts	1	(1)	-	5	5
Credit contracts	1	-	-	(41)	(40)
Other derivative contracts	-	-	-	(1)	(1)

Total derivative contracts	21	(22)	-	(1,495)	(1,496)

Other assets	19	(5)	-	(44)	(30)
Short sale liabilities
(corporate debt securities)	(9)	1	-	1	(7)
Other liabilities (excluding derivatives)	(8)	1	-	-	(7)

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Nine months ended September 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$53	2	-	6	-	-	61	(1)
Collateralized debt obligations	1,582	(206)	-	(301)	-	-	1,075	(261)
Corporate debt securities	97	(2)	-	(53)	-	-	42	(4)
Mortgage-backed securities	108	3	-	(67)	-	-	44	(2)
Asset-backed securities	190	46	-	(62)	14	(16)	172	35
Equity securities	4	1	-	(2)	-	-	3	-
Total trading securities	2,034	(156)	-	(479)	14	(16)	1,397	(233)
Other trading assets	115	(33)	-	-	-	-	82	(18)
Total trading assets (excluding derivatives)	2,149	(189)	-	(479)	14	(16)	1,479	(251	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	11,516	8	188	1,565	14	(9,079)	4,212	-
Mortgage-backed securities:
Residential	61	11	11	(35)	28	(74)	2	(1)
Commercial	232	(17)	19	(55)	-	-	179	(20)
Total mortgage-backed securities	293	(6)	30	(90)	28	(74)	181	(21)
Corporate debt securities	295	17	(5)	(46)	1	(41)	221	-
Collateralized debt obligations	8,599	112	387	1,127	-	-	10,225	-
Asset-backed securities:
Auto loans and leases	6,641	3	5	(1,162)	-	-	5,487	-
Home equity loans	282	14	11	(3)	29	(236)	97	(4)
Other asset-backed securities	2,863	(28)	96	14	1	(23)	2,923	(26)
Total asset-backed securities	9,786	(11)	112	(1,151)	30	(259)	8,507	(30)
Total debt securities	30,489	120	712	1,405	73	(9,453)	23,346	(51	)(4)
Marketable equity securities:
Perpetual preferred securities	1,344	85	(28)	(552)	-	-	849	-
Other marketable equity securities	23	2	(15)	(10)	-	-	-	-
Total marketable equity securities	1,367	87	(43)	(562)	-	-	849	-	(5)
Total securities available for sale	31,856	207	669	843	73	(9,453)	24,195	(51)
Mortgages held for sale	3,410	4	-	(176)	298	(229)	3,307	16	(6)
Loans	23	59	-	80	5,851	-	6,013	59	(6)
Mortgage servicing rights	12,603	(5,442)	-	3,795	-	-	10,956	(3,216	)(6)
Net derivative assets and liabilities:
Interest rate contracts	609	6,565	-	(5,781)	-	-	1,393	1,292
Commodity contracts	-	71	-	(32)	(8)	(3)	28	36
Equity contracts	(75)	(19)	-	(4)	-	(94)	(192)	(18)
Foreign exchange contracts	(7)	21	-	8	-	-	22	29
Credit contracts	(1,998)	96	-	521	-	-	(1,381)	37
Other derivative contracts	(117)	26	-	-	-	-	(91)	-
Total derivative contracts	(1,588)	6,760	-	(5,288)	(8)	(97)	(221)	1,376	(7)
Other assets	244	(6)	-	(45)	-	-	193	(11	)(3)
Short sale liabilities	-	-	-	-	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(44)	(19)	-	(190)	-	-	(253)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$73	(67)	-	-	6
Collateralized debt obligations	642	(943)	-	-	(301)
Corporate debt securities	151	(204)	-	-	(53)
Mortgage-backed securities	44	(111)	-	-	(67)
Asset-backed securities	104	(130)	-	(36)	(62)
Equity securities	1	(3)	-	-	(2)

Total trading securities	1,015	(1,458)	-	(36)	(479)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	1,015	(1,458)	-	(36)	(479)
Securities available for sale:
Securities of U.S. states and	1,759	(37)	965	(1,122)	1,565
political subdivisions
Mortgage-backed securities:
Residential	1	(34)	-	(2)	(35)
Commercial	10	-	-	(65)	(55)

Total mortgage-backed securities	11	(34)	-	(67)	(90)
Corporate debt securities	-	(37)	-	(9)	(46)
Collateralized debt obligations	2,403	(185)	-	(1,091)	1,127
Asset-backed securities:
Auto loans and leases	2,040	-	490	(3,692)	(1,162)
Home equity loans	-	(2)	-	(1)	(3)
Other asset-backed securities	996	(132)	1,030	(1,880)	14

Total asset-backed securities	3,036	(134)	1,520	(5,573)	(1,151)

Total debt securities	7,209	(427)	2,485	(7,862)	1,405
Marketable equity securities:
Perpetual preferred securities	-	-	-	(552)	(552)
Other marketable equity securities	-	(8)	-	(2)	(10)

Total marketable equity securities	-	(8)	-	(554)	(562)

Total securities available for sale	7,209	(435)	2,485	(8,416)	843
Mortgages held for sale	355	-	-	(531)	(176)
Loans	2	-	129	(51)	80
Mortgage servicing rights	-	(293)	4,088	-	3,795
Net derivative assets and liabilities:
Interest rate contracts	28	(22)	-	(5,787)	(5,781)
Commodity contracts	22	(8)	-	(46)	(32)
Equity contracts	117	(133)	1	11	(4)
Foreign exchange contracts	-	-	-	8	8
Credit contracts	(5)	2	-	524	521
Other derivative contracts	-	-	-	-	-
Total derivative contracts	162	(161)	1	(5,290)	(5,288)
Other assets	17	(5)	-	(57)	(45)
Short sale liabilities	9	(9)	-	-	-
Other liabilities (excluding derivatives)	(3)	11	(216)	18	(190)

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Nine months ended September 30, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$5	6	-	132	38	-	181	-
Collateralized debt obligations	1,915	(13)	-	(273)	-	(12)	1,617	(78)
Corporate debt securities	166	2	-	(72)	-	-	96	3
Mortgage-backed securities	117	6	-	1	7	(7)	124	(2)
Asset-backed securities	366	71	-	(118)	-	(121)	198	68
Equity securities	34	(3)	-	(28)	1	-	4	(5)
Total trading securities	2,603	69	-	(358)	46	(140)	2,220	(14)
Other trading assets	136	(9)	-	1	-	(2)	126	18
Total trading assets (excluding derivatives)	2,739	60	-	(357)	46	(142)	2,346	4	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	4,564	8	77	2,829	-	-	7,478	(5)
Mortgage-backed securities:
Residential	20	(7)	-	(2)	87	(22)	76	(10)
Commercial	217	(24)	50	4	-	(4)	243	(17)
Total mortgage-backed securities	237	(31)	50	2	87	(26)	319	(27)
Corporate debt securities	433	149	(102)	(174)	41	(1)	346	-
Collateralized debt obligations	4,778	218	(169)	3,486	8	-	8,321	-
Asset-backed securities:
Auto loans and leases	6,133	3	(16)	470	-	-	6,590	-
Home equity loans	112	(3)	(9)	(3)	199	(66)	230	(17)
Other asset-backed securities	3,150	5	(13)	134	97	(519)	2,854	-
Total asset-backed securities	9,395	5	(38)	601	296	(585)	9,674	(17)
Other debt securities	85	-	-	(85)	-	-	-	-
Total debt securities	19,492	349	(182)	6,659	432	(612)	26,138	(49	)(4)
Marketable equity securities:
Perpetual preferred securities	2,434	164	(23)	(1,205)	2	-	1,372	-
Other marketable equity securities	32	-	(1)	1	-	-	32	-
Total marketable equity securities	2,466	164	(24)	(1,204)	2	-	1,404	-	(5)
Total securities available for sale	21,958	513	(206)	5,455	434	(612)	27,542	(49)
Mortgages held for sale	3,305	77	-	(28)	288	(226)	3,416	80	(6)
Loans	309	13	-	(322)	-	-	-	-	(6)
Mortgage servicing rights	14,467	(4,841)	-	2,746	-	-	12,372	(3,216	)(6)
Net derivative assets and liabilities:
Interest rate contracts	77	3,054	-	(2,577)	1	1	556	110
Commodity contracts	(1)	2	-	(9)	(3)	1	(10)	1
Equity contracts	(225)	205	-	9	(6)	(12)	(29)	136
Foreign exchange contracts	9	4	-	(6)	1	-	8	(6)
Credit contracts	(1,017)	(437)	-	(168)	-	(2)	(1,624)	(533)
Other derivative contracts	(35)	(95)	-	-	-	-	(130)	-
Total derivative contracts	(1,192)	2,733	-	(2,751)	(7)	(12)	(1,229)	(292	)(7)
Other assets	314	12	-	(52)	-	-	274	(6	)(3)
Short sale liabilities
(corporate debt securities)	-	-	-	(8)	-	-	(8)	1	(3)
Other liabilities (excluding derivatives)	(344)	(9)	-	309	-	-	(44)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2011
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$310	(177)	-	(1)	132
Collateralized debt obligations	933	(1,165)	-	(41)	(273)
Corporate debt securities	61	(134)	-	1	(72)
Mortgage-backed securities	656	(650)	-	(5)	1
Asset-backed securities	493	(571)	-	(40)	(118)
Equity securities	9	(25)	-	(12)	(28)

Total trading securities	2,462	(2,722)	-	(98)	(358)

Other trading assets	2	-	-	(1)	1

Total trading assets
(excluding derivatives)	2,464	(2,722)	-	(99)	(357)
Securities available for sale:
Securities of U.S. states and political subdivisions	2,958	(4)	1,339	(1,464)	2,829
Mortgage-backed securities:
Residential	4	-	-	(6)	(2)
Commercial	21	-	-	(17)	4

Total mortgage-backed securities	25	-	-	(23)	2
Corporate debt securities	97	(202)	-	(69)	(174)
Collateralized debt obligations	4,323	(20)	-	(817)	3,486
Asset-backed securities:
Auto loans and leases	4,599	-	270	(4,399)	470
Home equity loans	-	-	-	(3)	(3)
Other asset-backed securities	1,360	(384)	807	(1,649)	134

Total asset-backed securities	5,959	(384)	1,077	(6,051)	601

Other debt securities	-	(85)	-	-	(85)

Total debt securities	13,362	(695)	2,416	(8,424)	6,659
Marketable equity securities:
Perpetual preferred securities	1	(13)	-	(1,193)	(1,205)
Other marketable equity securities	3	-	-	(2)	1

Total marketable equity securities	4	(13)	-	(1,195)	(1,204)

Total securities available for sale	13,366	(708)	2,416	(9,619)	5,455
Mortgages held for sale	472	-	-	(500)	(28)
Loans	-	(309)	-	(13)	(322)
Mortgage servicing rights	-	-	2,746	-	2,746
Net derivative assets and liabilities:
Interest rate contracts	6	-	-	(2,583)	(2,577)
Commodity contracts	7	(17)	-	1	(9)
Equity contracts	82	(178)	-	105	9
Foreign exchange contracts	4	(4)	-	(6)	(6)
Credit contracts	4	(2)	-	(170)	(168)
Other derivative contracts	-	-	-	-	-

Total derivative contracts	103	(201)	-	(2,653)	(2,751)
Other assets	8	(5)	-	(55)	(52)
Short sale liabilities
(corporate debt securities)	(124)	115	-	1	(8)
Other liabilities (excluding derivatives)	(9)	1	-	317	309

The following table provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.

The significant unobservable inputs for Level 3 assets and liabilities that are valued using fair values obtained from third party vendors are not included in the table as the specific inputs applied are not provided by the vendor (see discussion regarding vendor-developed valuations within the “Level 3 Asset and Liabilities Valuation Processes” section previously within this Note). In addition, the table excludes the valuation techniques and significant unobservable inputs for certain classes of Level 3 assets and liabilities measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 assets and liabilities. We made this determination based upon an evaluation of each class which considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs.

135

Note 13: Fair Values of Assets and Liabilities (continued)

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input		Range of Inputs		Weighted Average (1)
September 30, 2012
Trading and available for sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$3,659		Discounted cash flow	Discount rate		0.5 - 4.1%		1.6
Auction rate securities	614		Discounted cash flow	Discount rate		1.1 - 9.2		4.1
				Weighted average life		3.0 - 9.0	yrs	3.6
Collateralized debt obligations (2)	1,639		Market comparable pricing	Comparability adjustment		(24.8) - 26.6%		1.3
	9,661		Vendor priced
Asset-backed securities:
Auto loans and leases	5,487		Discounted cash flow	Default rate		2.1 - 10.2		3.4
				Discount rate		0.8 - 1.7		1.2
				Loss severity		50.0 - 66.7		52.2
				Prepayment rate		0.6 - 0.9		0.7
Other asset-backed securities:
Dealer floor plan	1,098		Discounted cash flow	Discount rate		0.6 - 2.2		1.9
Other commercial and consumer	1,739	(3)	Discounted cash flow	Discount rate		2.7 - 11.3		4.8
				Weighted average life		0.1 - 7.8	yrs	2.9
	258		Vendor priced
Marketable equity securities: perpetual preferred	849	(4)	Discounted cash flow	Discount rate		4.2 - 9.2%		6.2
				Weighted average life		1.0 - 10.0	yrs	5.2
Mortgages held for sale (residential)	3,307		Discounted cash flow	Default rate		0.6 - 14.7%		6.5
				Discount rate		3.3 - 6.8		5.2
				Loss severity		1.1 - 37.9		27.7
				Prepayment rate		1.0 - 12.6		6.0
Loans	6,013	(5)	Discounted cash flow	Discount rate		2.4 - 2.8		2.7
				Prepayment rate		1.7 - 46.5		11.4
				Utilization rate		0.0 - 2.0		0.8
Mortgage servicing rights (residential)	10,956		Discounted cash flow	Cost to service per loan	(6)	$91 - 870		219
				Discount rate		6.3 - 10.5%		7.2
				Prepayment rate	(7)	7.7 - 24.7		17.2
Net derivative assets and (liabilities):
Interest rate contracts	183		Discounted cash flow	Default rate		0.0 - 20.0		5.0
				Loss severity		34.2 - 73.7		51.3
				Prepayment rate		7.7 - 24.1		15.0
Interest rate contracts: derivative loan commitments	1,210		Discounted cash flow	Fall-out factor		1.0 - 99.0		26.0
				Initial-value servicing		(11.2) - 129.6	bps	70.2
Equity contracts	(192)		Option model	Correlation factor		(43.6) - 94.5%		69.8
				Volatility factor		17.1 - 73.4		35.3
Credit contracts	(1,390)		Market comparable pricing	Comparability adjustment		(34.9) - 49.3		(0.4)
	9		Option model	Credit spread		0.0 - 14.0		2.1
				Loss severity		16.5 - 87.5		47.9
Insignificant Level 3 assets, net of liabilities	569	(8)
Total level 3 assets, net of liabilities	$45,669	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.
(2)	Includes $10.4 billion of collateralized loan obligations.
(3)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.
(4)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.
(5)	Consists of reverse mortgage loans securitized with GNMA which were accounted for as secured borrowing transactions.
(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $91—$379.
(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(8)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, asset-backed securities backed by home equity loans, other marketable equity securities, loans, other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.
(9)	Consists of total Level 3 assets of $49.8 billion and total Level 3 liabilities of $4.1 billion, before netting of derivative balances.

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

—	Loss severity – is the percentage of contractual cash flows lost in the event of a default.
—	Prepayment rate – is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate (CPR).
—	Utilization rate – is the estimated rate in which incremental portions of existing reverse mortgage credit lines are expected to be drawn by borrowers, expressed as an annualized rate.
—	Volatility factor – is the extent of change in price an item is estimated to fluctuate over a specified period of time expressed as a percentage of relative change in price over a period over time.
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

Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. Where multiple inputs are used within the valuation technique of an asset or liability, a

Note 13: Fair Values of Assets and Liabilities (continued)

change in one input in a certain direction may be offset by an opposite change in another input having a potentially muted impact to the overall fair value of that particular instrument. Additionally, a change in one unobservable input may result in a change to another unobservable input (that is, changes in certain inputs are interrelated to one another), which may counteract or magnify the fair value impact.

SECURITIES, LOANS and MORTGAGES HELD FOR SALE The fair values of predominantly all Level 3 trading securities, mortgages held for sale, loans and securities available for sale have consistent inputs, valuation techniques and correlation to changes in underlying inputs. The internal models used to determine fair value for these Level 3 instruments use certain significant unobservable inputs within a discounted cash flow or market comparable pricing valuation technique. Such inputs include discount rate, prepayment rate, default rate, loss severity, utilization rate and weighted average life.

These Level 3 assets would decrease (increase) in value based upon an increase (decrease) in discount rate, default rate, loss severity, or weighted average life inputs. Conversely, the fair value of these Level 3 assets would generally increase (decrease) in value if the prepayment rate input were to increase (decrease) or if the utilization rate input were to increase (decrease).

Generally, a change in the assumption used for default rate is accompanied by a directionally similar change in the risk premium component of the discount rate (specifically, the portion related to credit risk) and a directionally opposite change in the assumption used for prepayment rates. Unobservable inputs for loss severity, utilization rate and weighted average life do not increase or decrease based on movements in the other significant unobservable inputs for these Level 3 assets.

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

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first nine months of 2012, and year ended December 31, 2011, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets or portfolios at period end.

	September 30, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	1,724	1,075	2,799	—	1,019	1,166	2,185
Loans held for sale	—	15	—	15	—	86	—	86
Loans:
Commercial	—	1,495	15	1,510	—	1,501	13	1,514
Consumer	—	2,512	3	2,515	—	4,163	4	4,167
Total loans (2)	—	4,007	18	4,025	—	5,664	17	5,681
Mortgage servicing rights (amortized)	—	—	—	—	—	—	293	293
Other assets (3)	—	864	101	965	—	537	67	604

(1)	Predominantly real estate 1-4 family first mortgage loans.
(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Includes the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement.

	Nine months ended September 30,
(in millions)	2012	2011
Mortgages held for sale (LOCOM)	$45	55
Loans held for sale	1	(1)
Loans:
Commercial	(788)	(874)
Consumer (1)	(2,813)	(3,934)
Total loans	(3,601)	(4,808)
Mortgage servicing rights (amortized)	—	(37)
Other assets (2)	(320)	(209)
Total	$(3,875)	(5,000)

(1)	Represents write-downs of loans based on the appraised value of the collateral.
(2)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs	Weighted Average (2)
September 30, 2012
Residential mortgages held for sale (LOCOM)	$1,075	(3)	Discounted cash flow	Default rate	(4)	3.0 - 20.2%	9.5%
				Discount rate		4.0 - 11.7	10.6
				Loss severity		3.0 - 45.7	6.4
				Prepayment rate	(5)	1.0 - 100.0	67.3
Insignificant level 3 assets	119
Total	1,194

(1)	Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.
(2)	Weighted averages are calculated using outstanding unpaid principal balance of the loans.
(3)	Consists of approximately $966 million government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitization and $109 million of other mortgage loans which are not government insured/guaranteed.
(4)	Applies only to non-government insured/guaranteed loans.
(5)	Includes the impact on prepayment rate of expected defaults for the government insured/guaranteed loans, which impacts the frequency and timing of early resolution of loans.

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

(in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
September 30, 2012
Offshore funds	$391	-	Daily -Annually	1 -180 days
Funds of funds	1	-	Quarterly	90 days
Hedge funds	4	-	Daily -Annually	5 - 95 days
Private equity funds	854	212	N/A	N/A
Venture capital funds	83	22	N/A	N/A
Total	$1,333	234

December 31, 2011
Offshore funds	$352	-	Daily - Annually	1 -180 days
Funds of funds	1	-	Quarterly	90 days
Hedge funds	22	-	Daily - Annually	5 - 95 days
Private equity funds	976	240	N/A	N/A
Venture capital funds	83	28	N/A	N/A
Total	$1,434	268

N/A - Not applicable

Offshore funds primarily invest in investment grade European fixed-income securities. Redemption restrictions are in place for these investments with a fair value of $184 million and $200 million at September 30, 2012 and December 31, 2011, respectively, due to lock-up provisions that will remain in effect until October 2015.

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

	September 30, 2012			December 31, 2011
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal

Mortgages held for sale:
Total loans	$46,575	44,671	1,904 (1)	44,791	43,687	1,104 (1)
Nonaccrual loans	299	651	(352)	265	584	(319)
Loans 90 days or more past due and still accruing	49	63	(14)	44	56	(12)
Loans held for sale:
Total loans	172	185	(13)	1,176	1,216	(40)
Nonaccrual loans	6	12	(6)	25	39	(14)
Loans:
Total loans	6,188	5,633	555	5,916	5,441	475
Nonaccrual loans	79	78	1	32	32	-
Long-term debt	(218)	(1,679)	1,461 (2)	-	-	-

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.
(2)	Represents collateralized, non-recourse debt securities issued by certain of our consolidated securitization VIEs that are held by third party investors. To the extent cash flows from the underlying collateral are not sufficient to pay the unpaid principal amount of the debt, those third party investors absorb losses.

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

	2012			2011
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income

Quarter ended Sept. 30,
Mortgages held for sale	$2,594	-	-	2,252	-	-
Loans held for sale	-	-	4	-	-	(2)
Loans	-	-	54	-	-	-
Long-term debt	-	-	(19)	-	-	-
Other interests held	-	(12)	18	-	-	(49)

Nine months ended Sept. 30,
Mortgages held for sale	$6,915	-	1	4,109	-	-
Loans held for sale	-	-	23	-	-	19
Loans	-	-	81	13	-	-
Long-term debt	-	-	(23)	(11)	-	-
Other interests held	-	(36)	33	-	-	(25)

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2012	2011	2012	2011

Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$(8)	(37)	(99)	(108)
Loans held for sale	4	(2)	23	19

Total	$(4)	(39)	(76)	(89)

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

	September 30, 2012					December 31, 2011
		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total	Carrying amount	Estimated fair value
Financial assets
Cash and due from banks (1)	$16,986	16,986	-	-	16,986	19,440	19,440
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	100,442	3,887	96,555	-	100,442	44,367	44,367
Mortgages held for sale (2)	3,762	-	2,751	1,075	3,826	3,566	3,566
Loans held for sale (2)	126	-	103	29	132	162	176
Loans, net (3)	746,868	-	56,334	698,830	755,164	731,308	723,867
Nonmarketable equity investments (cost method)	8,061	-	4	9,395	9,399	8,061	8,490

Financial liabilities
Deposits	952,239	-	889,179	64,367	953,546	920,070	921,803
Short-term borrowings (1)	51,957	-	51,957	-	51,957	49,091	49,091
Long-term debt (4)	130,506	-	122,085	11,461	133,546	125,238	126,484

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.
(2)	Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which election of the fair value option was made.
(3)	Loans exclude balances for which the fair value option was elected. Loans exclude lease financing with a carrying amount of $12.3 billion and $13.1 billion at September 30, 2012 and December 31, 2011, respectively.
(4)	The carrying amount and fair value exclude balances for which the fair value option was elected and obligations under capital leases of $77 million and $116 million at September 30, 2012 and December 31, 2011, respectively.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $537 million and $495 million at September 30, 2012 and December 31, 2011, respectively.

Note 14: Preferred Stock

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Our total issued and outstanding preferred stock includes Dividend Equalization Preferred (DEP) shares and Series I, J, K, L and N which are presented in the following two tables, and Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock, which is presented in the table on the following page.

	September 30, 2012		December 31, 2011

	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares

Dividend Equalization Preferred Shares	$10	97,000	$10	97,000

Series G

7.25% Class A Preferred Stock	15,000	50,000	15,000	50,000

Series H

Floating Class A Preferred Stock	20,000	50,000	20,000	50,000

Series I

Floating Class A Preferred Stock	100,000	25,010	100,000	25,010

Series J

8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000

Series K

7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000

Series L

7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000

Series N

5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	-	-

Total		10,077,010		10,047,010

	September 30, 2012				December 31, 2011
(in millions, except shares)	Shares issued and outstanding	Par value	Carrying value	Discount	Shares issued and outstanding	Par value	Carrying value	Discount

DEP Shares

Dividend Equalization Preferred Shares	96,546	$-	-	-	96,546	$-	-	-

Series I (1)

Floating Class A Preferred Stock	25,010	2,501	2,501	-	25,010	2,501	2,501	-

Series J (1)

8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155

Series K (1)

7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476

Series L (1)

7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768

Series N (1)

5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	-	-	-	-	-

Total	9,621,931	$12,721	11,322	1,399	9,591,931	$11,971	10,572	1,399

(1)	Preferred shares qualify as Tier 1 capital.

Note 14: Preferred Stock (continued)

In August 2012, we issued 30 million Depositary Shares, each representing a 1/1,000th interest in a share of the Non-Cumulative Perpetual Class A Preferred Stock, Series N, for an aggregate public offering price of $750 million.

In the first nine months of 2012, we redeemed $2.7 billion of trust preferred securities. See Note 7 for additional information on our trust preferred securities. We do not have a commitment to issue Series G or H preferred stock.

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

	Shares issued and outstanding		Carrying value		Adjustable
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	dividend rate
(in millions, except shares)	2012	2011	2012	2011	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2012	288,563	-	$288	-	10.00%	11.00
2011	279,963	370,280	280	370	9.00	10.00
2010	201,061	231,361	201	232	9.50	10.50
2008	74,134	89,154	74	89	10.50	11.50
2007	54,818	68,414	55	69	10.75	11.75
2006	34,734	46,112	35	46	10.75	11.75
2005	18,882	30,092	19	30	9.75	10.75
2004	9,013	17,115	9	17	8.50	9.50
2003	-	6,231	-	6	8.50	9.50

Total ESOP Preferred Stock (1)	961,168	858,759	$961	859

Unearned ESOP shares (2)			$(1,041)	(926)

(1)	At September 30, 2012, and December 31, 2011, additional paid-in capital included $80 million and $67 million, respectively, related to preferred stock.
(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 15: Employee Benefits

We sponsor a noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of

Wells Fargo; the benefits earned under the Cash Balance Plan were frozen effective July 1, 2009.

The net periodic benefit cost was:

	2012			2011
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits

Quarter ended September 30,
Service cost	$-	1	3	1	-	3
Interest cost	128	8	15	130	9	18
Expected return on plan assets	(162)	-	(9)	(190)	-	(10)
Amortization of net actuarial loss	33	2	-	21	1	-
Amortization of prior service credit	-	-	(1)	-	-	-
Settlement	1	-	(2)	1	-	-
Net periodic benefit cost (income)	$-	11	6	(37)	10	11

Nine months ended September 30,
Service cost	$1	1	9	4	-	10
Interest cost	384	24	45	390	26	54
Expected return on plan assets	(487)	-	(26)	(569)	-	(31)
Amortization of net actuarial loss	99	7	-	64	5	-
Amortization of prior service credit	-	-	(2)	-	-	(2)
Settlement	2	5	(3)	4	-	-
Net periodic benefit cost (income)	$(1)	37	23	(107)	31	31

Note 16: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2012	2011	2012	2011

Wells Fargo net income	$4,937	4,055	13,807	11,762
Less: Preferred stock dividends and other (1)	220	216	665	625

Wells Fargo net income applicable to common stock (numerator)	$4,717	3,839	13,142	11,137

Earnings per common share
Average common shares outstanding (denominator)	5,288.1	5,275.5	5,292.7	5,280.2
Per share	$0.89	0.73	2.48	2.11

Diluted earnings per common share
Average common shares outstanding	5,288.1	5,275.5	5,292.7	5,280.2
Add: Stock options	28.7	20.9	28.3	25.6
Restricted share rights	38.6	22.8	34.7	19.8
Warrants	0.2	-	-	-

Diluted average common shares outstanding (denominator)	5,355.6	5,319.2	5,355.7	5,325.6

Per share	$0.88	0.72	2.45	2.09

(1)	Includes preferred stock dividends of $220 million for both third quarter 2012 and 2011, respectively, and $659 million and $624 million for the first nine months of 2012 and 2011, respectively.

The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011

Options	53.5	197.0	57.2	175.6

Warrants	-	39.4	39.2	39.4

Note 17: Other Comprehensive Income

The components of other comprehensive income (OCI) and the related tax effects were:

	Quarter ended September 30,						Nine months ended September 30,
	2012			2011			2012			2011
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	$45	(17)	28	(58)	21	(37)	(1)	-	(1)	(29)	10	(19)
Reclassification of net gains included in net income	-	-	-	-	-	-	(10)	4	(6)	-	-	-

Net unrealized gains (losses) arising during the period	45	(17)	28	(58)	21	(37)	(11)	4	(7)	(29)	10	(19)

Securities available for sale:
Net unrealized gains (losses) arising during the period	2,892	(1,077)	1,815	(2,007)	744	(1,263)	5,597	(2,097)	3,500	(878)	473	(405)
Reclassification of net gains included in net income	(41)	15	(26)	(431)	162	(269)	(290)	109	(181)	(614)	231	(383)

Net unrealized gains (losses) arising during the period	2,851	(1,062)	1,789	(2,438)	906	(1,532)	5,307	(1,988)	3,319	(1,492)	704	(788)

Derivatives and hedging activities:
Net unrealized gains arising during the period	24	(3)	21	68	(30)	38	63	(19)	44	205	(81)	124
Reclassification of net gains on cash flow hedges included in net income	(89)	38	(51)	(141)	57	(84)	(295)	115	(180)	(454)	174	(280	) (1)

Net unrealized losses arising during the period	(65)	35	(30)	(73)	27	(46)	(232)	96	(136)	(249)	93	(156)

Defined benefit plans adjustment:
Net actuarial gains (losses) arising during the period	(1)	-	(1)	1	-	1	(18)	7	(11)	(2)	1	(1)
Amortization of net actuarial loss and prior service cost included in net income	35	(13)	22	23	(9)	14	111	(42)	69	71	(27)	44

Net gains arising during the period	34	(13)	21	24	(9)	15	93	(35)	58	69	(26)	43

Other comprehensive income (loss)	$2,865	(1,057)	1,808	(2,545)	945	(1,600)	5,157	(1,923)	3,234	(1,701)	781	(920)
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			2			(6)			6			(10)

Wells Fargo other comprehensive income (loss), net of tax			$1,806			(1,594)			3,228			(910)

(1)	Prior period has been revised to correct previously reported amount.

Cumulative OCI balances were:

(in millions)	Translation adjustments	Securities available for sale	Derivatives and hedging activities	Defined benefit pension plans	Cumulative other comprehensive income
Quarter ended September 30, 2012
Balance, beginning of period	$55	5,939	384	(1,749)	4,629
Net change	28	1,789	(30)	21	1,808
Less: Other comprehensive income (loss) from noncontrolling interests	(1)	3	-	-	2
Balance, end of period	$84	7,725	354	(1,728)	6,435
Quarter ended September 30, 2011
Balance, beginning of period	$130	5,814	629	(1,151)	5,422
Net change	(37)	(1,532)	(46)	15	(1,600)
Less: Other comprehensive income (loss) from noncontrolling interests	(1)	(5)	-	-	(6)
Balance, end of period	$94	4,287	583	(1,136)	3,828
Nine months ended September 30, 2012
Balance, beginning of period	$90	4,413	490	(1,786)	3,207
Net change	(7)	3,319	(136)	58	3,234
Less: Other comprehensive income (loss) from noncontrolling interests	(1)	7	-	-	6
Balance, end of period	$84	7,725	354	(1,728)	6,435
Nine months ended September 30, 2011
Balance, beginning of period	$112	5,066	739	(1,179)	4,738
Net change	(19)	(788)	(156)	43	(920)
Less: Other comprehensive income (loss) from noncontrolling interests	(1)	(9)	-	-	(10)
Balance, end of period	$94	4,287	583	(1,136)	3,828

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

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client’s needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and trust. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra high net worth families and individuals as well as their endowments and foundations. Brokerage serves customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.

Other includes corporate items (such as integration expenses related to the Wachovia merger) not specific to a business segment and elimination of certain items that are included in more than one business segment.

Note 18: Operating Segments (continued)

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
average balances in billions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Quarter ended September 30,
Net interest income (2)	$7,247	7,272	3,028	2,897	680	716	(293)	(343)	10,662	10,542
Provision (reversal of provision)
for credit losses	1,627	1,974	(57)	(178)	30	48	(9)	(33)	1,591	1,811
Noninterest income	5,863	5,238	2,921	2,238	2,353	2,172	(586)	(562)	10,551	9,086
Noninterest expense	7,402	6,905	2,908	2,689	2,457	2,371	(655)	(288)	12,112	11,677

Income (loss) before income
tax expense (benefit)	4,081	3,631	3,098	2,624	546	469	(215)	(584)	7,510	6,140
Income tax expense (benefit)	1,250	1,220	1,103	822	208	178	(81)	(222)	2,480	1,998

Net income (loss) before
noncontrolling interests	2,831	2,411	1,995	1,802	338	291	(134)	(362)	5,030	4,142
Less: Net income (loss) from
noncontrolling interests	91	87	2	(1)	-	1	-	-	93	87

Net income (loss) (3)	$2,740	2,324	1,993	1,803	338	290	(134)	(362)	4,937	4,055

Average loans	$485.3	489.7	277.1	253.4	42.5	43.1	(28.2)	(31.7)	776.7	754.5
Average assets	765.1	751.8	490.7	437.1	163.8	158.4	(65.3)	(65.9)	1,354.3	1,281.4
Average core deposits	594.5	556.4	225.4	209.3	136.7	133.3	(61.2)	(62.2)	895.4	836.8

Nine months ended September 30,
Net interest income (2)	$21,879	22,237	9,556	8,545	2,079	2,113	(927)	(1,024)	32,587	31,871
Provision (reversal of provision)
for credit losses	5,078	5,951	226	(141)	110	150	(28)	(101)	5,386	5,859
Noninterest income	17,744	15,535	8,543	7,607	6,987	7,022	(1,723)	(1,692)	31,551	28,472
Noninterest expense	22,807	21,939	9,075	8,239	7,380	7,414	(1,760)	(707)	37,502	36,885

Income (loss) before income
tax expense (benefit)	11,738	9,882	8,798	8,054	1,576	1,571	(862)	(1,908)	21,250	17,599
Income tax expense (benefit)	3,856	3,020	3,051	2,682	599	594	(327)	(725)	7,179	5,571

Net income (loss) before
noncontrolling interests	7,882	6,862	5,747	5,372	977	977	(535)	(1,183)	14,071	12,028
Less: Net income from
noncontrolling interests	259	238	5	21	-	7	-	-	264	266

Net income (loss) (3)	$7,623	6,624	5,742	5,351	977	970	(535)	(1,183)	13,807	11,762

Average loans	$485.1	498.3	272.0	243.7	42.5	43.1	(28.4)	(31.8)	771.2	753.3
Average assets	750.1	752.0	479.0	417.9	162.2	153.3	(64.9)	(65.2)	1,326.4	1,258.0
Average core deposits	585.3	552.3	222.4	195.0	135.5	128.2	(61.0)	(61.6)	882.2	813.9

(1)	Includes Wachovia integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing services and products for wealth management customers provided in Community Banking stores.
(2)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.
(3)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.

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

We do not consolidate our wholly-owned trust (the Trust) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trust includable in Tier 1 capital were $4.8 billion at September 30, 2012. Since December 31, 2011, we have redeemed $2.7 billion of trust preferred securities. Under applicable regulatory capital guidelines issued by bank regulatory agencies, upon notice of redemption, the redeemed trust preferred securities no longer qualify as Tier 1 Capital for the Company. This redemption is consistent with the Capital Plan the Company submitted to the Federal Reserve Board and the actions the Company previously announced on March 13, 2012.

Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2012, each seller/servicer met these requirements. Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At September 30, 2012, each of these subsidiaries met these requirements.

The following table presents regulatory capital information for Wells Fargo & Company and Wells Fargo Bank, N.A.

	Wells Fargo & Company		Wells Fargo Bank, N.A.		Well-	Minimum
(in billions, except ratios)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	capitalized ratios (1)	capital ratios (1)

Regulatory capital:
Tier 1	$122.7	114.0	95.5	92.6
Total	154.9	148.5	119.3	117.9

Assets:
Risk-weighted	$1,067.1	1,005.6	986.5	923.2
Adjusted average (2)	1,305.4	1,262.6	1,162.5	1,115.4

Capital ratios:
Tier 1 capital (3)	11.50%	11.33	9.68	10.03	6.00	4.00
Total capital (3)	14.51	14.76	12.09	12.77	10.00	8.00
Tier 1 leverage (2)	9.40	9.03	8.21	8.30	5.00	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.
(2)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
(3)	The September 30, 2012, capital ratios reflect the Company’s refinement to its determination of risk weighting of certain unused lending commitments that provide for the ability to issue standby letters of credit and commitments to issue standby letters of credit under syndication arrangements where we have an obligation to issue in a lead agent or similar capacity beyond our contractual participation level.

Glossary of Acronyms

ACL	Allowance for credit losses

ALCO	Asset/Liability Management Committee

ARM	Adjustable-rate mortgage

ARS	Auction rate security

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

AVM	Automated valuation model

BCBS	Basel Committee on Bank Supervision

BHC	Bank holding company

CCAR	Comprehensive Capital Analysis and Review

CD	Certificate of deposit

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation

CLTV	Combined loan-to-value

CPP	Capital Purchase Program

CPR	Constant prepayment rate

CRE	Commercial real estate

DOJ	United States Department of Justice

DPD	Days past due

ESOP	Employee Stock Ownership Plan

FAS	Statement of Financial Accounting Standards

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation (credit rating)

FNMA	Federal National Mortgage Association

FRB	Board of Governors of the Federal Reserve System

GAAP	Generally accepted accounting principles

GNMA	Government National Mortgage Association

GSE	Government-sponsored entity

G-SIB	Globally systemic important bank

HAMP	Home Affordability Modification Program

HPI	Home Price Index

HUD	Department of Housing and Urban Development

IFRS	International Financial Reporting Standards

LHFS	Loans held for sale

LIBOR	London Interbank Offered Rate

LOCOM	Lower of cost or market value

LTV	Loan-to-value

MBS	Mortgage-backed security

MHA	Making Home Affordable programs

MHFS	Mortgages held for sale

MSR	Mortgage servicing right

MTN	Medium-term note

NAV	Net asset value

NPA	Nonperforming asset

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PCI Loans	Purchased credit-impaired loans

PTPP	Pre-tax pre-provision profit

RBC	Risk-based capital

ROA	Wells Fargo net income to average total assets

ROE	Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity

SEC	Securities and Exchange Commission

S&P	Standard & Poor’s

SPE	Special purpose entity

TARP	Troubled Asset Relief Program

TDR	Troubled debt restructuring

VA	Department of Veterans Affairs

VaR	Value-at-risk

VIE	Variable interest entity

WFCC	Wells Fargo Canada Corporation

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this item can be found in Note 11 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.

Item 1A.	Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2012.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be purchased under the authorizations
July	694,776	$33.90	55,616,751
August	2,031,116	33.76	53,585,635
September (2)	13,813,965	32.81	39,771,670
Total	16,539,857

(1)	All shares were repurchased under an authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 18, 2011. Unless modified or revoked by the Board, this authorization does not expire.
(2)	Includes 10,774,535 shares at a weighted-average price paid per share of $32.48 repurchased in a private transaction.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended September 30, 2012.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
July	-	$-	452,254,979
August	-	-	452,254,979
September	-	-	452,254,979
Total	-

(1)	Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, authorization does not expire.

Item 6.	Exhibits

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

Dated: November 6, 2012	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,

	2012	2011	2012	2011

Including interest on deposits	6.50	4.51	5.99	4.19
Excluding interest on deposits	9.05	6.20	8.29	5.73

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,

	2012	2011	2012	2011

Including interest on deposits	5.22	3.80	4.83	3.58
Excluding interest on deposits	6.66	4.85	6.13	4.58

Exhibit Number	Description	Location
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101	XBRL Instance Document	Filed herewith.
101	XBRL Taxonomy Extension Schema Document	Filed herewith.
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.