Form 10-K
period 2012-12-31
WELLS FARGO & COMPANY/MN
filed 2013-02-27
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012	Commission File Number 001-2979

WELLS FARGO & COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	No. 41-0449260 (I.R.S. Employer Identification No.)

420 Montgomery Street, San Francisco, California 94163

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: 1-866-878-5865

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Warrants to purchase shares of Common Stock (expiring October 28, 2018)	NYSE
Depositary Shares, each representing a 1/40th interest in a share of 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series N	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series O	NYSE
Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	NYSE

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes          No    ✓

At June 30, 2012, the aggregate market value of common stock held by non-affiliates was approximately $175.4 billion, based on a closing price of $33.44. At January 31, 2013, 5,270,881,531 shares of common stock were outstanding.

Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K

1. Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2012 (“2012 Annual Report to Stockholders”)	Part I – Items 1, 1A, 2 and 3; Part II –Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.

2. Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2013 (“2013 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS

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

At December 31, 2012, we had assets of $1.4 trillion, loans of $800 billion, deposits of $1.0 trillion and stockholders’ equity of $158 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2012, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.3 trillion, or 89% of the Company’s assets.

At December 31, 2012, we had 269,200 active, full-time equivalent team members.

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

We have three operating segments for management reporting purposes: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The 2012 Annual Report to Stockholders includes financial information and descriptions of these operating segments.

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

REGULATION AND SUPERVISION

We describe below, and in Notes 3 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2012 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as foreign governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.

Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Risk Factors” section in the 2012 Annual Report to Stockholders for additional information.

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

Subsidiary Banks. Our subsidiary national banks, and their subsidiaries, are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and also by the Federal Deposit Insurance Corporation (FDIC), the FRB, the Consumer Financial Protection Bureau (CFPB), the SEC and the Commodities Futures Trading Commission (CFTC). The foreign branches and representative offices of our subsidiary national banks are subject to regulation and examination by their respective foreign financial regulators as well as by the OCC and the FRB. Foreign subsidiaries of our national bank subsidiaries may be subject to the laws and regulations of the foreign countries in which they conduct business. Our state-chartered bank is subject to primary federal regulation and examination by the FDIC and, in addition, is regulated and examined by its state banking department.

Nonbank Subsidiaries. Many of our nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies, as well as the FRB. Our brokerage subsidiaries are regulated by the SEC, the Financial Industry Regulatory Authority (FINRA) and, in some cases, the CFTC and the Municipal Securities Rulemaking Board, and state securities regulators. Our other nonbank subsidiaries may be subject to the laws and regulations of the federal government and/or the various states as well as foreign countries in which they conduct business.

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

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Act (Riegle-Neal Act), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish new branches in other states.

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

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal bank regulatory agencies have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend

Restrictions) to Financial Statements included in the 2012 Annual Report to Stockholders.

In addition to these restrictions on the ability of our subsidiary banks to pay dividends to us, the FRB finalized rules in late December 2011 that require large bank holding companies (BHCs), including Wells Fargo, to submit annual capital plans and to obtain regulatory approval before making capital distributions, such as the payment of dividends. In late 2011 the FRB also proposed additional regulations that could restrict or prohibit our ability to pay dividends. These rules, which have not been finalized, would impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers.

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

Depositor Preference. In the event of the “liquidation or other resolution” of an insured depository institution, the claims of deposits payable in the United States (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, claims of insured and uninsured U.S. depositors, along with claims of the FDIC, will have priority in payment ahead of unsecured creditors, including the Parent, and depositors whose deposits are solely payable at such insured depository institution’s non-U.S. offices.

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

Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, will result in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. Financial regulatory agencies have issued numerous rulemakings to implement its provisions, but a number of rulemakings required by the Dodd-Frank Act have either not yet been proposed or have not been finalized. As a result, the ultimate impact of the Dodd-Frank Act is not yet known, but it has affected, and we expect it will continue to affect most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. At the enterprise level, the FRB published proposed rules in December 2011 to implement the provisions of the Dodd-Frank Act regarding enhanced supervision and regulation of large BHCs like Wells Fargo and other systemically significant firms. The proposed rules included new risk-based capital requirements and leverage limits, liquidity requirements, counterparty credit exposure limits, risk management requirements, stress testing requirements, debt-to-equity requirements, and early remediation requirements. In October 2012, the FRB issued final rules regarding stress testing requirements, which became effective on November 15, 2012. The OCC issued and finalized similar rules during 2012 for stress testing of large national banks. These stress testing rules set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing testing controls, oversight and disclosure requirements. Until the remaining provisions of the December 2011 FRB proposal are finalized, we are unable to fully estimate their impact on the Company, but we expect the final rules will significantly increase our compliance and regulatory requirements.

In addition to requiring rules for the enhanced supervision and regulation of large BHCs and other systemically significant firms, the Dodd-Frank Act also requires the FDIC and FRB to implement rules requiring large BHCs like Wells Fargo to prepare and submit resolution plans, known as “living wills,” to facilitate the rapid and orderly resolution of the Company in the event of material distress or its failure. Under the rules implemented by the FDIC and FRB in this regard, Wells Fargo is required to submit its resolution plan to the FDIC and FRB on or before July 1, 2013. This date is also the deadline for the submission of a resolution plan for our principal banking subsidiary, Wells Fargo Bank, National Association (WFBNA). Pursuant to its general rulemaking authority, the FDIC also requires large banks, like WFBNA, to prepare resolution plans.

Federal regulatory agencies issued numerous other rulemakings in 2011 and 2012 to implement various other requirements of the Dodd-Frank Act, but many of these other proposed rules remain open for comment. Agencies have proposed rules establishing a comprehensive framework for the regulation of derivatives, restricting banking entities from engaging in proprietary trading or owning interests in or sponsoring hedge funds or private equity funds (the Volcker Rule), and requiring sponsors of asset-backed securities (ABS) to retain an ownership stake in the ABS. In November 2012, the Financial Stability Oversight Council proposed new regulations for addressing perceived risks that money market mutual funds may pose to the financial stability of the United States. Once final recommendations are issued, the SEC is required to adopt the recommendations or explain its reasons for not implementing the recommendations. Although we have analyzed these and other proposed rules, the absence of final rules and the complexity of some of the proposed rules make it difficult for the Company to estimate the financial, compliance or operational impacts of the proposals.

The Dodd-Frank Act also established the CFPB to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB, which has now been in operation for over a year, has begun exercising supervisory review of banks under its jurisdiction and has concentrated much of its initial rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. Several of the CFPB’s rulemakings were issued in January 2013, and we continue to analyze their requirements to determine the impact of the rules to our businesses. During 2013, we expect the CFPB to focus its rulemaking efforts on integrating disclosure requirements for lenders and settlement agents and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications. In addition to the exercise of its rulemaking authority, the CFPB is continuing its on-going examination activities with respect to a number of consumer businesses and products.

Capital Requirements

We are subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to those imposed by the OCC and the FDIC on depository institutions within their jurisdictions. Under these guidelines, a depository institution’s or a holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. Tier 1 capital is considered core capital and generally includes common stockholders’ equity, qualifying preferred stock, and trust preferred securities, and noncontrolling interests in consolidated subsidiaries, reduced by goodwill, net of related taxes, certain intangible and other assets in excess of prescribed limitations, and adjusted for the aggregate impact of certain items included in other comprehensive income. Total capital includes Tier 1 capital, subordinated debt and other components that do not qualify for Tier 1 capital, and the aggregate allowance for credit losses up to a specified percentage of risk-weighted assets. In addition to measures of Tier 1 and Total capital, an additional measure of capital, Tier 1 common equity, reflects common equity and retained earnings, less goodwill and certain other deductions.

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

In June 2004, the Basel Committee on Bank Supervision (BCBS) published new international guidelines for determining regulatory capital that were designed to be more risk sensitive and to promote enhanced risk management practices among large, internationally active banking organizations. The United States federal bank regulatory agencies each approved a final rule similar to the international guidelines in November 2007. This advanced capital adequacy framework is known as “Basel II,” and is intended to more closely align regulatory capital requirements with actual risks. Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. Embodied within these pillars are aspects of risk strategy, measurement and management that relate to credit risk, market risk, and operational risk. Banking organizations are required to enhance the measurement and management of those risks through the use of advanced approaches for calculating risk-based capital requirements. Basel II includes safeguards that include a requirement that banking organizations conduct a parallel run over a period of four consecutive calendar quarters for measuring regulatory capital under the new regulatory capital rules and the existing general risk-based capital rules before solely operating under the Basel II framework; a requirement that an institution satisfactorily complete a series of transitional periods before operating under Basel II without floors; and a commitment by the federal bank regulatory agencies to conduct ongoing analysis of the framework to ensure Basel II is working as intended. However, the federal bank regulators adopted a final rule in 2011 to replace the transitional floors in the advanced approaches with a permanent capital floor equal to the risk-based capital requirements under the Basel I capital adequacy guidelines. Wells Fargo is implementing the advanced approaches under Basel II, and entered the parallel run in July 2012 with regulatory approval.

In addition, the federal bank regulatory agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdiction. These guidelines provide for a minimum leverage ratio of 3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Institutions not meeting these criteria are required to maintain a leverage ratio of 4%. Our Tier 1 and total risk-based capital ratios and leverage ratio as of December 31, 2012, are included in Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2012 Annual Report to Stockholders. At December 31, 2012, the Company and each of its subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines.

In December 2010, the BCBS finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed in response to the financial crisis of 2008 and 2009 and were intended to address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The Basel III guidelines would:

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

The BCBS has also proposed additional Tier 1 common equity surcharge requirements for global systemically important banks (G-SIBs). The surcharge ranges from 1.0% to 3.5% of risk-

weighted assets depending on the bank’s systemic importance, which is determined under an indicator-based approach that would consider five broad categories: cross-jurisdictional activity, size, inter-connectedness, substitutability/financial institution infrastructure and complexity. These additional capital requirements for G-SIBs, which would be phased in beginning in January 2016 and become fully effective on January 1, 2019, would be in addition to the minimum Basel III 7.0% Tier 1 common equity requirement finalized in December 2010. The Financial Stability Board (FSB), in an updated list published in November 2012 based on year-end 2011 data, identified the Company as one of the 28 G-SIBS and provisionally determined that the Company’s surcharge would be 1.0%. The FSB may revise the list of G-SIBs and their required surcharges prior to implementation based on additional or future data.

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

Although the proposals contemplated an effective date of January 1, 2013, with phased in compliance requirements, the rules have not yet been finalized by the U.S. banking regulators due to the volume of comments received and concerns expressed during the comment period. The notices of proposed rulemaking did not address the BCBS capital surcharge proposals for G-SIBs or the proposed Basel III liquidity standards. U.S. regulatory authorities have indicated that these proposals will be addressed at a later date. The U.S. banking regulators have approved a final rule to implement changes to the market risk capital rule, which requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities.

Although uncertainty exists regarding final capital rules, we evaluate the impact of Basel III on our capital ratios based on our interpretation of the proposed capital requirements, and we estimate that our Tier 1 common equity ratio under the Basel III proposals exceeded the fully phased-in minimum of 7.0% by 119 basis points at December 31, 2012. The proposed Basel III capital rules and interpretations and assumptions used in estimating our Basel III calculations are subject to change depending on final promulgation of Basel III capital rulemaking.

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

As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance Act (FDI Act) requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure, executive compensation and risk management. The agencies are authorized to take action against institutions that fail to meet such standards.

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

Capital Planning

In late 2011, the FRB finalized rules to require large BHCs to submit capital plans annually for review to determine if the FRB had any objections before making any capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions.

On March 13, 2012, the FRB notified us that it did not object to our 2012 capital plan included in the 2012 Comprehensive Capital Analysis and Review (CCAR). Since the FRB notification, the Company took several capital actions during 2012, including increasing its quarterly common stock dividend rate to $0.22 per share, completing the redemption of $2.7 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the proposed Basel III capital standards, repurchasing shares of our common stock, and purchasing an aggregate of $2.2 billion of our subordinated debt with an effective yield of 2.02% in tender offers for such securities. In first quarter 2013, the Company increased its dividend to $0.25 per share and submitted for redemption an additional $2.8 billion of trust preferred securities. Each of these actions was contemplated by the capital plan included in the 2012 CCAR.

Under the FRB’s capital plan rule, our 2013 CCAR included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB used to conduct a CCAR in 2012. As part of the 2013 CCAR, the FRB also generated a supervisory stress test driven by a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB is expected to review the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. We submitted our board approved 2013 capital plan to the FRB on January 4, 2013. The FRB has indicated that it will publish its supervisory stress test results as required under the Dodd-Frank Act on March 7, 2013, and the related CCAR results, taking into account the Company’s proposed capital actions, on March 14, 2013.

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

In 2009, the FDIC undertook several measures in an effort to replenish the DIF. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set new initial base assessment rates beginning April 1, 2009. Rates ranged from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate could have lowered the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raised the rate to 77.5 cents per $100 for depository institutions posing the most risk to the DIF. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution’s assessment base for the second quarter 2009. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for fourth quarter 2009, and all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used the institution’s assessment rate in effect on September 30, 2009. The combined prepayment amount for our banking subsidiaries was $3.9 billion. Any unused prepaid assessment will be refunded on June 28, 2013.

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

All FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.00 to 1.02 cents per $100 of assessable deposits during the first nine months of 2011. To coincide with Dodd-Frank Act mandated changes to the insurance assessment base, the FDIC established lower FICO assessment rates, 0.66 cents per $100 of assessment base for 2012 and 0.64 cents per $100 of assessment base for first quarter 2013. For the year ended December 31, 2012, the Company’s FDIC deposit insurance assessments, including FICO assessments, totaled $1.4 billion.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations established membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our independent registered public accounting firm to issue a report on our internal control over financial reporting.

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

Future Legislation or Regulation

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have continued their increased focus on regulation of the financial services industry. Proposals that further increase regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and abroad. In addition, not all regulations authorized or required under the Dodd-Frank Act have been proposed or finalized by federal regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. Such legislation and regulations could increase our cost of doing business, affect our compensation structure, restrict or expand the activities in which we may engage or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act but that have not yet been proposed or finalized.

ADDITIONAL INFORMATION

Additional information in response to this Item 1 can be found in the 2012 Annual Report to Stockholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS

Information in response to this Item 1A can be found in this report on pages 2-8 and in the 2012 Annual Report to Stockholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

	City	State
We own our corporate headquarters building in:	San Francisco	California

We own administrative facilities in:	Anchorage	Alaska
	Chandler	Arizona
	Phoenix	Arizona
	Tempe	Arizona
	El Monte	California
	Fremont	California
	Irvine	California
	San Francisco	California
	Walnut Creek	California
	Boise	Idaho
	Clive	Iowa
	Des Moines	Iowa
	West Des Moines	Iowa
	Minneapolis	Minnesota
	Shoreview	Minnesota
	St. Louis	Missouri
	Billings	Montana
	Omaha	Nebraska
	Albuquerque	New Mexico
	Summit	New Jersey
	Charlotte	North Carolina
	Portland	Oregon
	Sioux Falls	South Dakota
	Salt Lake City	Utah
	Glen Allen	Virginia
	Menomonee Falls	Wisconsin

We own operations/servicing centers in:	Birmingham	Alabama
	Homewood	Alabama
	San Leandro	California
	Springfield	Illinois
	West Des Moines	Iowa
	Minneapolis	Minnesota
	St. Louis	Missouri
	Charlotte	North Carolina
	Winston-Salem	North Carolina
	Sioux Falls	South Dakota
	San Antonio	Texas

State
We lease office space for various administrative departments in major locations in:	Arizona	New Jersey
	California	New York
	Colorado	North Carolina
	Delaware	North Dakota
	Florida	Oregon
	Georgia	Pennsylvania
	Illinois	South Carolina
	Iowa	South Dakota
	Kansas	Texas
	Maryland	Virginia
	Massachusetts	Washington
	Minnesota	Wisconsin
	Missouri	Ontario, Canada
	Nevada	Puerto Rico

We lease office space for various operations/ servicing centers in:	California	Oregon
	Florida	Pennsylvania
	Georgia	Virginia
North Carolina

	City	State
We are a joint venture partner in an office building in:	Minneapolis	Minnesota

Country
We lease office space for international operations in:	Argentina	Japan
	Australia	Malaysia
	Bahamas	Mexico
	Bangladesh	Netherlands
	Brazil	Philippines
	Canada	Puerto Rico
	Chile	Russia
	China	Singapore
	Colombia	South Africa
	Dominican Republic	South Korea
	Ecuador	Spain
	Egypt	Taiwan
	France	Thailand
	Germany	Turkey
	India	United Arab Emirates
	Indonesia	United Kingdom
	Ireland	Vietnam
Italy

As of December 31, 2012, we provided banking, insurance, investments, mortgage and consumer and commercial finance from more than 9,000 domestic stores under ownership and lease agreements.

ADDITIONAL INFORMATION

Additional information in response to this Item 2 can be found in the 2012 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises,

Equipment, Lease Commitments and Other Assets).” That information is incorporated into this item by reference.

ITEM 3.	LEGAL PROCEEDINGS

Information in response to this Item 3 can be found in the 2012 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 15 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Company’s executive officers is included in Item 10 of this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is listed on the NYSE (symbol “WFC”). The Quarterly Financial Data table of the 2012 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2012, and is incorporated herein by reference. Prices shown represent the daily high and low, and the quarter-end sale prices of the Company’s common stock as reported on the NYSE Composite Transaction Reporting System for the periods indicated. At January 31, 2013, there were 195,338 holders of record of the Company’s common stock.

DIVIDENDS

The dividend restrictions discussions on page 3 of this report and in the 2012 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” are incorporated into this item by reference.

REPURCHASES OF EQUITY SECURITIES

In March 2011, our Board of Directors authorized the repurchase of 200 million shares of our common stock and in October 2012 our Board of Directors authorized the repurchase of an additional 200 million shares of our common stock. The authorizations cover shares repurchased to meet team member benefit plan requirements. The Company maintains a variety of retirement plans for its team members and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate team member preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.

The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. In June 2010, our Board of Directors also authorized the repurchase of up to $1 billion of warrants to purchase our common stock. The warrants are listed on the NYSE under the symbol “WFCWS.” The amount and timing of warrant repurchases will be based on various factors including market conditions. See the “Capital Management” section in the 2012 Annual Report to Stockholders for additional information about our common stock and warrant repurchases.

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2012.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be purchased under the authorizations
October (2)	30,966,882	$34.17	208,804,788
November	9,533,540	32.72	199,271,248
December	1,564,898	33.14	197,706,350

Total	42,065,320

(1)	All shares were repurchased under the authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 18, 2011, or the authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on October 23, 2012. Unless modified or revoked by the Board, these authorizations do not expire.
(2)	Includes 8,721,311 shares at a weighted-average price paid per share of $34.40 repurchased in a private transaction.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended December 31, 2012.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
October	–	$–	452,254,979
November	35,000	8.87	451,944,402
December	–	–	451,944,402

Total	35,000

(1)	Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, this authorization does not expire.

ITEM 6.	SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the 2012 Annual Report to Stockholders under “Financial Review” in Table 1. That information is incorporated into this item by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item 7 can be found in the 2012 Annual Report to Stockholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item 7A can be found in the 2012 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this Item 8 can be found in the 2012 Annual Report to Stockholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Information in response to this Item 9A can be found in the 2012 Annual Report to Stockholders under “Controls and Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

Patricia R. Callahan (age 59)

Senior Executive Vice President and Chief Administrative Officer since February 2011;

Executive Vice President (Office of Transition) from January 2009 to February 2011;

Executive Vice President (Social Responsibility Group) from June 2008 to December 2008;

Executive Vice President (Compliance and Risk) from June 2005 to September 2007.

Ms. Callahan has served with the Company or its predecessors for 35 years.

David M. Carroll (age 55)

Senior Executive Vice President (Wealth, Brokerage and Retirement) since January 2009;

Senior Executive Vice President of Wachovia Corporation from September 2001 to January 2009.

Mr. Carroll has served with the Company or its predecessors for 31 years.

Michael J. Heid (age 55)

Executive Vice President (Home Lending) since July 2011;

Co-President of Wells Fargo Home Mortgage from May 2004 to July 2011.

Mr. Heid has served with the Company or its predecessors for 25 years.

David A. Hoyt (age 57)

Senior Executive Vice President (Wholesale Banking) since August 2005.

Mr. Hoyt has served with the Company or its predecessors for 31 years.

Richard D. Levy (age 55)

Executive Vice President and Controller since February 2007;

Senior Vice President and Controller from September 2002 to February 2007.

Mr. Levy has served with the Company for 10 years.

Michael J. Loughlin (age 57)

Senior Executive Vice President and Chief Risk Officer since July 2011;

Executive Vice President and Chief Risk Officer from November 2010 to July 2011;

Executive Vice President and Chief Credit and Risk Officer from April 2006 to November 2010.

Mr. Loughlin has served with the Company or its predecessors for 31 years.

Avid Modjtabai (age 51)

Senior Executive Vice President (Consumer Lending) since July 2011;

Executive Vice President and Chief Information Officer from April 2007 to July 2011;

Executive Vice President (Human Resources) from June 2005 to April 2007.

Ms. Modjtabai has served with the Company or its predecessors for 19 years.

Kevin A. Rhein (age 59)

Senior Executive Vice President and Chief Information Officer since July 2011;

Executive Vice President (Card Services and Consumer Lending) from January 2009 to July 2011;

Executive Vice President (Card Services) of Wells Fargo Bank, N.A. from February 2004 to January 2009.

Mr. Rhein has served with the Company or its predecessors for 34 years.

Timothy J. Sloan (age 52)

Senior Executive Vice President and Chief Financial Officer since February 2011;

Senior Executive Vice President and Chief Administrative Officer from September 2010 to February 2011;

Executive Vice President (Commercial Banking, Real Estate and Specialized Financial Services) of Wells Fargo Bank, N.A.

from June 2006 to September 2010.

Mr. Sloan has served with the Company or its predecessors for 25 years.

James M. Strother (age 61)

Senior Executive Vice President and General Counsel since July 2011;

Executive Vice President and General Counsel from January 2004 to July 2011.

Mr. Strother has served with the Company or its predecessors for 26 years.

John G. Stumpf (age 59)

Chairman, President and Chief Executive Officer since January 2010;

President and Chief Executive Officer from June 2007 to January 2010;

President and Chief Operating Officer from August 2005 to June 2007.

Mr. Stumpf has served with the Company or its predecessors for 31 years.

Carrie L. Tolstedt (age 53)

Senior Executive Vice President (Community Banking) since June 2007;

Group Executive Vice President (Regional Banking) from July 2002 to June 2007.

Ms. Tolstedt has served with the Company or its predecessors for 23 years.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION

The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has seven members: John D. Baker II, Enrique Hernandez, Jr., Nicholas G. Moore (Chair), Federico F. Peña, Philip J. Quigley, Howard V. Richardson and Susan G. Swenson. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit and Examination Committee is financially literate, as required by NYSE rules, and that each qualifies as an “audit committee financial expert” as defined by SEC regulations.

CODE OF ETHICS AND BUSINESS CONDUCT

The Company’s Code of Ethics and Business Conduct for team members (including executive officers), Director Code of Ethics, the Company’s corporate governance guidelines, and the charters for the Audit and Examination, Governance and Nominating, Human Resources, Corporate Responsibility, Credit, Finance, and Risk Committees are available at www.wellsfargo.com/about/corporate/corporate_governance. This information is also available in print to any stockholder upon written request to the Office of the Corporate Secretary, Wells Fargo & Company, MAC N9305-173, Wells Fargo Center, Sixth and Marquette, Minneapolis, Minnesota 55479.

ADDITIONAL INFORMATION

Additional information in response to this Item 10 can be found in the Company’s 2013 Proxy Statement under “Ownership of Our Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance” and “Item 1 – Election of Directors – Director Nominees for Election” and “– Other Matters Relating to Directors.” That information is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item 11 can be found in the Company’s 2013 Proxy Statement under “Item 1– Election of Directors – Compensation Committee Interlocks and Insider Participation” and “– Director Compensation,” under “Corporate Governance – Risk Management and Compensation Practices,” under “Information About Related Persons – Related Person Transactions,” and under “Item 2 – Executive Compensation and Advisory Resolution to Approve Executive Compensation (Say-on-Pay)” excluding “– Advisory Resolution to Approve Executive Compensation (Say on Pay).” That information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item 12 can be found in the Company’s 2013 Proxy Statement under “Ownership of Our Common Stock” and “Equity Compensation Plan Information.” That information is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item 13 can be found in the Company’s 2013 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this Item 14 can be found in the Company’s 2013 Proxy Statement under “Item 4 – Appointment of Independent Auditors – KPMG Fees” and “– Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2012 Annual Report to Stockholders, and are incorporated into this item by reference.

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3. EXHIBITS

A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this item by reference.

Stockholders may obtain a copy of any of the following exhibits, upon payment of a reasonable fee, by writing to Wells Fargo & Company, Office of the Corporate Secretary, Wells Fargo Center, N9305-173, Sixth and Marquette, Minneapolis, Minnesota 55479.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. The former Wachovia Corporation filed documents under SEC file number 001-10000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2013.

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
February 27, 2013

By:	/s/ TIMOTHY J. SLOAN
Timothy J. Sloan
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 27, 2013

By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)
February 27, 2013

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Nicholas G. Moore to sign this document on their behalf.

John D. Baker II

Elaine L. Chao

John S. Chen

Lloyd H. Dean

Susan E. Engel

Enrique Hernandez, Jr.

Donald M. James

Cynthia H. Milligan

Nicholas G. Moore

Federico F. Peña

Philip J. Quigley

Howard V. Richardson

Judith M. Runstad

Stephen W. Sanger

John G. Stumpf

By:	/s/ NICHOLAS G. MOORE
Nicholas G. Moore
Director and Attorney-in-fact
February 27, 2013

EXHIBIT INDEX

Exhibit Number	Description	Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)*	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

	Amendment to Long-Term Incentive Compensation Plan	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Forms of Performance Share Award Agreement:

	For grants on or after February 26, 2013;	Filed herewith.

	For grants on February 28, 2012;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

	For grants on February 22, 2011; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

	For grants to John G. Stumpf, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt on June 22, 2010.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed June 25, 2010.

	Form of Retention Performance Share Award Agreement for grants to John G. Stumpf, David A. Hoyt, and Carrie L. Tolstedt on December 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed December 31, 2009.

	Forms of Award Agreement for grants of stock awards to John G. Stumpf and David A. Hoyt.	Incorporated by reference to Exhibits 10(a), 10(b), 10(c) and 10(d) to the Company’s Current Report on Form 8-K filed August 6, 2009.

Forms of Restricted Share Rights Award Agreement:

	For grants on or after February 26, 2013, including grants to John G. Stumpf, Timothy J. Sloan, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt;	Filed herewith.

	For grants on February 28, 2012, including grants to John G. Stumpf, Timothy J. Sloan, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

	For grants on February 22, 2011, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

	For grants prior to February 22, 2011, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

	For grant to David M. Carroll on December 24, 2009;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

*	Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location

	For grant to John G. Stumpf on August 3, 2009; and	Incorporated by reference to Exhibit 10(e) to the Company’s Current Report on Form 8-K filed August 6, 2009.

	For grants to David A. Hoyt and Carrie L. Tolstedt on February 24, 2009, as amended on November 16, 2010.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed February 27, 2009, and Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

	Form of Non-Qualified Stock Option Agreement, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(b)*	Long-Term Incentive Plan.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994.

10(c)*	Wells Fargo Bonus Plan, as amended effective January 1, 2011.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10(d)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 5, 2008.

10(e)*	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Filed herewith.

10(f)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit Number	Description	Location

10(g)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(h)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(i)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(j)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(k)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.

10(l)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.

10(m)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10(n)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(o)	PartnerShares Stock Option Plan.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Amendment to PartnerShares Stock Option Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Exhibit Number	Description	Location

	Amendment to PartnerShares Stock Option Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	Amendment to PartnerShares Stock Option Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

	Amendment to PartnerShares Stock Option Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(p)	Non-Qualified Deferred Compensation Plan for Independent Contractors.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Amendment to Non-Qualified Deferred Compensation Plan for Independent Contractors, effective January 1, 2009.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(q)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(r)*	Description of Non-Employee Director Equity Compensation Program.	Incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10(s)*	Employment Agreement, dated December 30, 2008, between the Company and David M. Carroll.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(t)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

	Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(u)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(v)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.

10(w)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(x)*	Wachovia Corporation 1998 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit (10)(j) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

10(y)*	Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(m) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Amendment No. 1 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 22, 2005.

	Amendment No. 2 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(h) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(z)*	Wachovia Corporation 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description	Location

10(aa)*	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(bb)*	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.

	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(cc)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(dd)*	Form of stock award agreement for Executive Officers of Wachovia Corporation, including David M. Carroll.	Incorporated by reference to Exhibit (10)(ss) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(ee)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.

	Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Year ended December 31,
	2012	2011	2010	2009	2008

Including interest on deposits	6.08	4.32	3.21	2.68	1.33
Excluding interest on deposits	8.40	5.92	4.32	3.64	1.60

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Year ended December 31,
	2012	2011	2010	2009	2008

Including interest on deposits	4.90	3.67	2.84	1.69	1.28
Excluding interest on deposits	6.21	4.69	3.61	1.90	1.50

Exhibit Number	Description	Location

13	2012 Annual Report to Stockholders.	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Filed herewith.

101.Ins	XBRL Instance Document.	Filed herewith.

101.Sch	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.Def	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.

101.Lab	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.