Form 10-Q
period 2013-03-31
WELLS FARGO & COMPANY/MN
filed 2013-05-08
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐            No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding April 30, 2013
Common stock, $1-2/3 par value	5,296,386,944

FORM 10-Q

CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data

	Quarter ended			% Change Mar. 31, 2013 from
($ in millions, except per share amounts)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012	Dec. 31, 2012	Mar. 31, 2012

For the Period
Wells Fargo net income	$5,171	5,090	4,248	2%	22
Wells Fargo net income applicable to common stock	4,931	4,857	4,022	2	23
Diluted earnings per common share	0.92	0.91	0.75	1	23
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.49%	1.46	1.31	2	14
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	13.59	13.35	12.14	2	12
Efficiency ratio (1)	58.3	58.8	60.1	(1)	(3)
Total revenue	$21,259	21,948	21,636	(3)	(2)
Pre-tax pre-provision profit (PTPP) (2)	8,859	9,052	8,643	(2)	2
Dividends declared per common share	0.25	0.22	0.22	14	14
Average common shares outstanding	5,279.0	5,272.4	5,282.6	-	-
Diluted average common shares outstanding	5,353.5	5,338.7	5,337.8	-	-
Average loans	$798,074	787,210	768,582	1	4
Average assets	1,404,334	1,387,056	1,302,921	1	8
Average core deposits (3)	925,866	928,824	870,516	-	6
Average retail core deposits (4)	662,913	646,145	616,569	3	8
Net interest margin	3.48%	3.56	3.91	(2)	(11)
At Period End
Securities available for sale	$248,160	235,199	230,266	6	8
Loans	799,966	799,574	766,521	-	4
Allowance for loan losses	16,711	17,060	18,852	(2)	(11)
Goodwill	25,637	25,637	25,140	-	2
Assets	1,436,634	1,422,968	1,333,799	1	8
Core deposits (3)	939,934	945,749	888,711	(1)	6
Wells Fargo stockholders’ equity	162,086	157,554	145,516	3	11
Total equity	163,395	158,911	146,849	3	11
Tier 1 capital (5)	129,071	126,607	117,444	2	10
Total capital (5)	161,551	157,588	150,788	3	7
Capital ratios:
Total equity to assets	11.37%	11.17	11.01	2	3
Risk-based capital (5):
Tier 1 capital	11.80	11.75	11.78	-	-
Total capital	14.76	14.63	15.13	1	(2)
Tier 1 leverage (5)	9.53	9.47	9.35	1	2
Tier 1 common equity (6)	10.39	10.12	9.98	3	4
Common shares outstanding	5,288.8	5,266.3	5,301.5	-	-
Book value per common share	$28.27	27.64	25.45	2	11
Common stock price:
High	38.20	36.34	34.59	5	10
Low	34.43	31.25	27.94	10	23
Period end	36.99	34.18	34.14	8	8
Team members (active, full-time equivalent)	274,300	269,200	264,900	2	4

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(6)	See the “Capital Management” section in this Report for additional information.

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

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

Financial Review

Overview

Wells Fargo & Company is a nationwide, diversified, community-based financial services company with $1.4 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 9,000 stores, 12,000 ATMs and the Internet (wellsfargo.com), and we have offices in more than 35 countries to support our customers who conduct business in the global economy. With more than 274,000 active, full-time equivalent team members, we serve one in three households in the United States and rank No. 26 on Fortune’s 2012 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at March 31, 2013.

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

Financial Performance

Wells Fargo delivered outstanding first quarter 2013 results for our shareholders. Quarterly earnings and diluted earnings per share increased at double-digit rates (22% and 23%, respectively), compared with first quarter 2012, while loans and deposits demonstrated continued growth in a challenging economic environment. In addition, expenses continued to decline as we improved efficiency across the Company, and our return on assets (ROA) and return on equity (ROE) increased and remained among the highest in our industry. Capital levels remained strong and we were very pleased to increase our dividend to $0.25 per common share in first quarter 2013 and to $0.30 per common share in second quarter 2013 from $0.22 per common share each quarter in 2012. We believe our success in the quarter was driven by helping our customers succeed financially.

Wells Fargo net income was a record $5.2 billion in first quarter 2013, the highest quarterly profit in our history, with record diluted earnings per share of $0.92. This was our 13th consecutive quarter of earnings per share growth and 8th consecutive quarter of record earnings per share. These results were accomplished in an environment that was not ideal for generating earnings growth, demonstrating the benefit of our diversified business model. Our business is diverse in many ways: we are geographically diverse; we have over 90 different businesses that perform differently in various economic environments; and our revenue is split fairly evenly between interest and noninterest income. We believe this kind of diversity lowers risk and enhances earnings stability and growth. Average loans and deposits increased in the quarter, noninterest expense was lower than first quarter 2012, and credit metrics continued to improve with the net charge-off ratio down to 72 basis points. The increase in our net income for first quarter 2013 compared with a year ago was driven by improved credit quality results and positive operating leverage with pre-tax pre-provision profit of $8.9 billion, up 2% from the same period a year ago.

Our balance sheet continued to strengthen in first quarter 2013 with further core loan and deposit growth. Our non-strategic/liquidating loan portfolios decreased $3.7 billion during the quarter, and, excluding the planned runoff of these loans, our core loan portfolios increased $4.1 billion from the prior quarter. Included in this growth was $3.4 billion of 1-4 family conforming first mortgage production retained on the balance sheet. Total average loans were $798.1 billion, up $10.9 billion from the prior quarter. On a year-over-year basis, the asset-backed finance, commercial banking, corporate banking, credit card, government and institutional banking, mortgage, retail brokerage, real estate capital markets, and retail sales finance portfolios all experienced double-digit growth. Our short-term investments and federal funds sold balances increased by $6.5 billion during the quarter as average deposits continued to grow. We grew our securities available for sale

Overview (continued)

portfolio by $13 billion, up 6% from December 31, 2012, as we purchased a total of $17.8 billion in agency mortgage-backed securities to take advantage of the interest rate back ups at various times within the quarter as rates rose and yields became more attractive. Our ROA grew to 1.49%, within our targeted range of 1.3% to 1.6%, and our ROE increased to 13.59%, also within our targeted range of 12% to 15%.

Credit Quality

Credit quality continued to improve in first quarter 2013, and in several of our commercial and consumer loan portfolios the performance was particularly strong. Our credit losses reflected the benefit of a slowly and steadily improving economy and the high quality loans we have been originating over the past few years. Net charge-offs of $1.4 billion were 0.72% (annualized) of average loans, down 53 basis points from a year ago. Nonperforming assets decreased by $1.6 billion to $22.9 billion at March 31, 2013, from $24.5 billion at December 31, 2012, with declines in both nonaccrual loans and foreclosed assets.

With the continued credit performance improvement in our loan portfolios, our $1.2 billion provision for credit losses this quarter was $776 million less than a year ago. This provision included the release of $200 million from the allowance for credit losses (the amount by which net charge-offs exceeded the provision), compared with a release of $400 million a year ago. Absent significant deterioration in the economic environment, we continue to expect future allowance releases in 2013.

Capital

We continued to build capital this quarter, increasing total equity by $4.5 billion to $163.4 billion at March 31, 2013. Our Tier 1 common equity ratio grew 27 basis points during the quarter to 10.39% of risk-weighted assets under Basel I, reflecting strong internal capital generation. The Tier 1 common equity ratio under Basel I was negatively impacted by approximately 25 basis points in first quarter 2013 by the implementation of the Federal Reserve’s Market Risk Final Rule, commonly known as “Basel 2.5,” which became effective on January 1, 2013. This implementation was reflected in our 2013 Capital Plan and did not impact our ratio under Basel III, as its impact has historically been included in our calculations. Based on our interpretation of current Basel III capital proposals, we estimate that our Tier 1 common equity ratio was 8.39% at the end of first quarter 2013, up 20 basis points from December 31, 2012. Our other regulatory capital ratios remained strong with an increase in the Tier 1 capital ratio to 11.80% and Tier 1 leverage ratio to 9.53% from 11.75% and 9.47%, respectively, at December 31, 2012. See the “Capital Management” section in this Report for more information regarding our capital, including Tier 1 common equity.

We repurchased approximately 17 million shares of our common stock in first quarter 2013 and paid a quarterly common stock dividend of $0.25 per share.

On March 14, 2013, we received a non-objection to our 2013 Capital Plan under the Comprehensive Capital Analysis and Review (CCAR), which will allow us to return more capital to our shareholders in the year ahead. The 2013 Capital Plan included a dividend rate of $0.30 per share for second quarter 2013, approved by the Board on April 23, 2013, and also included an increase in common stock repurchase activity compared with actual repurchases in 2012.

Earnings Performance

Wells Fargo net income for first quarter 2013 was $5.2 billion ($0.92 diluted earnings per common share) compared with $4.2 billion ($0.75 diluted earnings per common share) for first quarter 2012. Our first quarter 2013 quarterly earnings reflected strong execution of our business strategy and growth in many of our businesses. The key drivers of our financial performance in first quarter 2013 were balanced net interest and fee income, diversified sources of fee income, a diversified loan portfolio and strong underlying credit performance.

Revenue, the sum of net interest income and noninterest income, was $21.3 billion in first quarter 2013, compared with $21.6 billion in first quarter 2012. The decrease in revenue for the first quarter of 2013 was predominantly due to a decrease in net interest income, resulting from continued repricing of the balance sheet in the current low interest rate environment. Net interest income was $10.5 billion in first quarter 2013, representing 49% of revenue, compared with $10.9 billion (50%) in first quarter 2012. Continued success in generating low-cost deposits enabled us to grow assets by funding loans and securities growth while reducing higher cost long-term debt.

Noninterest income was $10.8 billion in first quarter 2013, representing 51% of revenue, compared with $10.7 billion (50%) in first quarter 2012. The increase in noninterest income for the first quarter of 2013 was driven predominantly by solid performance in many of our core businesses. Those fee sources generating double-digit year-over-year revenue growth in first quarter 2013 included deposit service charges (up 12%), brokerage advisory and commission fees (up 12%), investment banking fees (up 37%) and mortgage servicing income (up 25%).

Noninterest expense was $12.4 billion in first quarter 2013, compared with $13.0 billion in first quarter 2012. The decrease in noninterest expense in first quarter 2013 from first quarter 2012 was primarily due to lower operating losses, a reduction in foreclosed assets expense (reflecting improvement in the housing market) and lower contract services. Our efficiency ratio was 58.3% in first quarter 2013, compared with 60.1% in first quarter 2012, reflecting our focus on expense management efforts.

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

Net interest income on a taxable-equivalent basis was $10.7 billion in first quarter 2013, down from $11.1 billion a year ago. The net interest margin was 3.48% for first quarter 2013, down from 3.91% a year ago. The decrease in net interest income from a year ago was largely driven by the impact of higher yielding loan and available-for-sale (AFS) securities runoff, partially offset by the benefits of opportunistic AFS securities purchases and the retention of $22.8 billion in high-quality, conforming real estate 1-4 family first mortgages in 2012 and 2013. In addition, reductions in deposit and long-term debt costs also helped offset lower asset income. The decline in net interest margin in first quarter 2013, compared with the same period a year ago, was largely driven by continued runoff of higher yielding assets. In addition, net interest margin for first quarter 2013 experienced significant pressure as short-term investment balances, which are dilutive to net interest margin while essentially neutral to net interest income, increased as a result of continued deposit growth. We expect continued pressure on our net interest margin as the balance sheet continues to reprice in the current low interest rate environment.

Average earning assets increased $99.6 billion in first quarter 2013 from a year ago, as average securities available for sale increased $11.3 billion and average short-term investments increased $65.0 billion. In addition, an increase in commercial and industrial loans contributed to $29.5 billion higher average loans in first quarter 2013, compared with a year ago.

Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $925.9 billion in first quarter 2013, compared with $870.5 billion in first quarter 2012 and funded 116% of average loans in first quarter 2013, compared with 113% a year ago. Average core deposits decreased to 75% of average earning assets in first quarter 2013, compared with 77% a year ago. The cost of these deposits has continued to decline due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 94% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Earnings Performance (continued)

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)(3)

	Quarter ended March 31,
	2013			2012
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$121,024	0.36%	$107	56,020	0.52%	$73
Trading assets	42,130	3.17	334	43,766	3.50	383
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	7,079	1.56	28	5,797	0.97	14
Securities of U.S. states and political subdivisions	37,584	4.38	410	32,595	4.52	368
Mortgage-backed securities:
Federal agencies	95,368	2.74	654	91,300	3.49	797
Residential and commercial	32,141	6.46	519	34,531	6.80	587

Total mortgage-backed securities	127,509	3.68	1,173	125,831	4.40	1,384
Other debt and equity securities	53,724	3.58	476	50,402	3.82	480

Total securities available for sale	225,896	3.70	2,087	214,625	4.19	2,246
Mortgages held for sale (4)	43,312	3.42	371	46,908	3.91	459
Loans held for sale (4)	141	8.83	3	748	5.09	9
Loans:
Commercial:
Commercial and industrial	184,515	3.73	1,700	166,782	4.18	1,733
Real estate mortgage	106,221	3.84	1,006	105,990	4.07	1,072
Real estate construction	16,559	4.84	197	18,730	4.79	223
Lease financing	12,424	6.78	210	13,129	8.89	292
Foreign	39,900	2.16	213	41,167	2.52	258

Total commercial	359,619	3.74	3,326	345,798	4.16	3,578

Consumer:
Real estate 1-4 family first mortgage	252,049	4.29	2,702	229,653	4.69	2,688
Real estate 1-4 family junior lien mortgage	74,068	4.28	785	84,718	4.27	900
Credit card	24,097	12.62	750	22,129	12.93	711
Automobile	46,566	7.20	826	43,686	7.79	846
Other revolving credit and installment	41,675	4.70	483	42,598	4.57	483

Total consumer	438,455	5.10	5,546	422,784	5.34	5,628

Total loans (4)	798,074	4.49	8,872	768,582	4.81	9,206
Other	4,255	5.19	55	4,604	4.42	51

Total earning assets	$1,234,832	3.86%	$11,829	1,135,253	4.39%	$12,427

Funding sources
Deposits:
Interest-bearing checking	$32,165	0.06%	$5	32,158	0.05%	$4
Market rate and other savings	537,549	0.09	122	496,027	0.12	153
Savings certificates	55,238	1.22	167	62,689	1.36	213
Other time deposits	15,905	1.25	50	12,651	1.93	61
Deposits in foreign offices	71,077	0.14	25	64,847	0.16	26

Total interest-bearing deposits	711,934	0.21	369	668,372	0.27	457
Short-term borrowings	55,410	0.17	24	48,382	0.15	18
Long-term debt	127,112	2.20	696	127,537	2.60	830
Other liabilities	11,608	2.24	65	9,803	2.63	64

Total interest-bearing liabilities	906,064	0.51	1,154	854,094	0.64	1,369
Portion of noninterest-bearing funding sources	328,768	-	-	281,159	-	-

Total funding sources	$1,234,832	0.38	1,154	1,135,253	0.48	1,369

Net interest margin and net interest income on a taxable-equivalent basis (5)		3.48%	$10,675		3.91%	$11,058

Noninterest-earning assets
Cash and due from banks	$16,529			16,974
Goodwill	25,637			25,128
Other	127,336			125,566

Total noninterest-earning assets	$169,502			167,668

Noninterest-bearing funding sources
Deposits	$274,221			246,614
Other liabilities	63,634			57,201
Total equity	160,415			145,012
Noninterest-bearing funding sources used to fund earning assets	(328,768)			(281,159)

Net noninterest-bearing funding sources	$169,502			167,668

Total assets	$1,404,334			1,302,921

(1)	Our average prime rate was 3.25% for the quarters ended March 31, 2013 and 2012. The average three-month London Interbank Offered Rate (LIBOR) was 0.29% and 0.51% for the same quarters, respectively.
(2)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.
(4)	Nonaccrual loans and related income are included in their respective loan categories.
(5)	Includes taxable-equivalent adjustments of $176 million and $170 million for the quarters ended March 31, 2013 and 2012, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

Noninterest Income

Table 2: Noninterest Income

	Quarter ended Mar. 31,		%
(in millions)	2013	2012	Change

Service charges on deposit accounts	$1,214	1,084	12%
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	2,050	1,830	12
Trust and investment management (1)	799	752	6
Investment banking	353	257	37

Total trust and investment fees	3,202	2,839	13

Card fees	738	654	13
Other fees:
Charges and fees on loans	384	445	(14)
Merchant processing fees	154	125	23
Cash network fees	117	118	(1)
Commercial real estate brokerage commissions	45	50	(10)
Letters of credit fees	109	112	(3)
All other fees	225	245	(8)

Total other fees	1,034	1,095	(6)

Mortgage banking:
Servicing income, net	314	252	25
Net gains on mortgage loan origination/sales activities	2,480	2,618	(5)

Total mortgage banking	2,794	2,870	(3)

Insurance	463	519	(11)
Net gains from trading activities	570	640	(11)
Net gains (losses) on debt securities available for sale	45	(7)	NM
Net gains from equity investments	113	364	(69)
Lease income	130	59	120
Life insurance investment income	145	168	(14)
All other	312	463	(33)

Total	$10,760	10,748	-

NM - Not meaningful

(1)	Prior period has been revised to reflect all fund distribution fees as brokerage related income.

Noninterest income of $ 10.8 billion represented 51% of revenue for first quarter 2013 compared with $10.7 billion, or 50%, for first quarter 2012. The increase in noninterest income was driven by solid performance in many of our core businesses including retail deposits, commercial banking, corporate banking, capital markets, commercial real estate, wealth management, and retirement services.

Our service charges on deposit accounts increased in first quarter 2013 by $130 million, or 12%, from first quarter 2012, predominantly due to product and account changes including changes to service charges and fewer fee waivers, continued customer adoption of overdraft services and primary consumer checking customer growth.

We receive brokerage advisory, commissions and other fees for providing services to full-service and discount brokerage customers. Brokerage advisory, commissions and other fees increased to $2.1 billion in first quarter 2013 from $1.8 billion a year ago, and includes transactional commissions based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. Brokerage client assets totaled $1.3 trillion at March 31, 2013, up 7% from $1.2 trillion at March 31, 2012, due to higher market values and customer growth in assets under management.

We earn trust and investment management fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At March 31, 2013, these assets totaled $2.3 trillion, up 5% from March 31, 2012, driven by higher market values. Trust and investment management fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $799 million in first quarter 2013 from $752 million a year ago.

We earn investment banking fees from underwriting debt and equity securities, loan syndications, and performing other related advisory services. Investment banking fees increased to $353 million in first quarter 2013 from $257 million a year ago due primarily to increased loan syndication volume.

Card fees were $738 million in first quarter 2013, compared with $654 million in first quarter 2012. Card fees increased primarily due to increased purchase activity and strong credit card balance growth.

Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $2.8 billion in first quarter 2013, compared with $2.9 billion in first quarter 2012. The decrease in mortgage banking noninterest income from a year ago was largely driven by lower originations.

Net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for first quarter 2013 included a $129 million net MSR valuation gain ($761 million increase in the fair value of the MSRs offset by a $632 million hedge loss) and for first quarter 2012 included a $58 million net MSR valuation loss ($158 million decrease in the fair value of MSRs offset by a $100 million hedge gain). The first quarter 2013 MSRs valuation was driven by an increase in market interest rates. The $158 million decrease in fair value for the first quarter 2012 included the effect of a discount rate increase reflecting increased capital return requirements from market participants, partially offset by an increase in the valuation due to an increase in market interest rates. Our portfolio of loans serviced for others was $1.89 trillion at March 31, 2013, and $1.91 trillion at December 31, 2012. At March 31, 2013, the ratio of MSRs to related loans serviced for others was 0.70%, compared with 0.67% at December 31, 2012. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach.

Net gains on mortgage loan origination/sale activities were $2.5 billion in first quarter 2013, compared with $2.6 billion in first quarter 2012. The decrease was driven by lower loan

7

Earnings Performance (continued)

originations. Mortgage loan originations were $109 billion in first quarter 2013, of which 31% were for home purchases, compared with $129 billion and 29%, respectively, a year ago. During first quarter 2013, we retained for investment $3.4 billion of 1-4 family conforming first mortgage loans, forgoing approximately $112 million of revenue that could have been generated had the loans been originated for sale along with other agency conforming loan production. While retaining these mortgage loans on our balance sheet reduced mortgage revenue, we expect to generate spread income in future quarters from mortgage loans with higher yields than mortgage-backed securities we could have purchased in the market. While we do not currently plan to hold additional conforming mortgages on balance sheet, we have a large mortgage business and strong capital that provides us with the flexibility to make such choices in the future to benefit our long-term results. Mortgage applications were $140 billion in first quarter 2013, compared with $188 billion in first quarter 2012. The 1-4 family first mortgage unclosed pipeline was $74 billion at March 31, 2013, and $79 billion at March 31, 2012. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities include the cost of additions to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase liability that were charged against net gains on mortgage loan origination/sales activities during first quarter 2013 totaled $309 million (compared with $430 million for first quarter 2012), of which $250 million ($368 million for first quarter 2012) was for subsequent increases in estimated losses on prior period loan sales. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

We engage in trading activities primarily to accommodate the investment activities of our customers, execute economic hedging to manage certain of our balance sheet risks and for a very limited amount of proprietary trading for our own account. Net gains (losses) from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $570 million in first quarter 2013 and $640 million in first quarter 2012. The year-over-year decrease was driven by lower gains on deferred compensation plan investments (offset in employee benefits expense) and lower hedging gains. Net gains (losses) from trading activities do not include interest and dividend income on trading securities. Those amounts are reported within net interest income from trading assets. Proprietary trading generated $4 million of net gains in first quarter 2013 and $15 million of net gains in first quarter 2012. Proprietary trading results also included interest and fees reported in their corresponding income statement line items. Proprietary trading activities are not significant to our client-focused business model.

Net gains on debt and equity securities totaled $158 million for first quarter 2013 and $357 million for first quarter 2012, after other-than-temporary impairment (OTTI) write-downs of $78 million for first quarter 2013 and $65 million for first quarter 2012.

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Mar. 31,		%
(in millions)	2013	2012	Change

Salaries	$3,663	3,601	2%
Commission and incentive compensation	2,577	2,417	7
Employee benefits	1,583	1,608	(2)
Equipment	528	557	(5)
Net occupancy	719	704	2
Core deposit and other intangibles	377	419	(10)
FDIC and other deposit assessments	292	357	(18)
Outside professional services	535	594	(10)
Operating losses	157	477	(67)
Foreclosed assets	195	304	(36)
Contract services	207	303	(32)
Outside data processing	233	216	8
Travel and entertainment	213	202	5
Postage, stationery and supplies	199	216	(8)
Advertising and promotion	105	122	(14)
Telecommunications	123	124	(1)
Insurance	137	157	(13)
Operating leases	48	28	71
All other	509	587	(13)

Total	$12,400	12,993	(5)

Noninterest expense was $12.4 billion in first quarter 2013, down 5% from $13.0 billion a year ago, predominantly due to lower operating losses, a reduction in foreclosed assets expense, lower contract services and lower merger costs resulting from the completion of Wachovia merger integration activities in the prior year ($218 million in first quarter 2012).

Personnel expenses were up $197 million, or 3%, in first quarter 2013 compared with the same quarter last year, largely due to annual salary increases and related salary taxes, higher revenue-based compensation, and increased staffing primarily in our mortgage business. These increases were partially offset by the impact of one less day in first quarter 2013 and lower deferred compensation expense (offset in trading income).

The completion of Wachovia integration activities in the prior year significantly contributed to year-over-year reductions in outside professional services, contract services, advertising and promotion, and all other expense. Excluding integration-related reductions, outside professional services expense declined due to lower costs associated with regulatory-driven mortgage servicing and foreclosure matters.

Operating losses were down $320 million, or 67%, in first quarter 2013 compared with the prior year, mostly due to lower mortgage-related litigation charges, including the February 2012 settlement related to mortgage industry servicing and foreclosure practices.

Foreclosed assets expense was down $109 million, or 36%, in first quarter 2013 compared with the same quarter last year, mainly due to lower write-downs and higher gains on sale of foreclosed properties.

The Company continued to operate within its targeted efficiency ratio range of 55 to 59%, with a ratio of 58.3% in first quarter 2013, compared with 60.1% in the prior year. We expect second quarter 2013 expenses to decline from first quarter 2013 and to remain within the target efficiency range.

Income Tax Expense

Our effective tax rate was 31.9% and 35.4% for first quarter 2013 and 2012, respectively. The lower effective tax rate in first quarter 2013 reflected tax benefits from the realization for tax purposes of a previously written down investment as well as a reduction in accruals for uncertain tax positions. Absent additional discrete benefits in 2013, we expect the effective income tax rate for the full year 2013 to be higher than the effective income tax rate for first quarter 2013.

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

Table 4: Operating Segment Results – Highlights

	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
(in billions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Quarter ended March 31,
Revenue	$12.9	13.4	6.1	6.0	3.2	3.1	(0.9)	(0.9)	21.3	21.6
Provision (reversal of provision) for credit losses	1.3	1.9	(0.1)	0.1	-	-	-	-	1.2	2.0
Noninterest expense	7.4	7.8	3.1	3.1	2.6	2.5	(0.7)	(0.4)	12.4	13.0
Net income	2.9	2.3	2.0	1.9	0.3	0.3	(0.1)	(0.3)	5.2	4.2

Average loans	498.9	486.1	284.5	268.6	43.8	42.5	(29.1)	(28.6)	798.1	768.6
Average core deposits	619.2	575.2	224.1	220.9	149.4	135.6	(66.8)	(61.2)	925.9	870.5

(1)	Includes Wachovia integration expenses, through completion in the first quarter of 2012, and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing services and products for wealth management customers provided in Community Banking stores.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses. These products include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Lending business units. Cross-sell of our products is an important part of our strategy to achieve our vision to satisfy all our customers’ financial needs. Our retail bank household cross-sell was 6.10 products per household in February 2013, up from 5.98 in February 2012. We believe there is more opportunity for cross-sell as we continue to earn more business from our customers. Our goal is eight products per customer, which is approximately half of our estimate of potential demand for an average U.S. household. As of February 2013, one of every four of our retail banking households had eight or more of our products.

Community Banking reported net income of $2.9 billion, up $576 million, or 25%, from first quarter 2012. Revenue of $12.9 billion decreased $522 million, or 4%, from first quarter 2012 primarily due to lower net interest income, equity gains, and volume-related mortgage banking revenue. Average core deposits increased $44 billion, or 8%, from first quarter 2012. Primary consumer checking customers as of February 2013 (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) were up a net 2% from February 2012. Noninterest expense declined $448 million, or 6%, from first quarter 2012, largely the result of lower operating losses. The provision for credit losses was $616 million lower than a year ago due to improved portfolio performance and included a $144 million allowance release compared with a $300 million allowance release a year ago.

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

Wholesale Banking reported net income of $2.0 billion, up $177 million, or 9%, from first quarter 2012 driven by a lower provision for loan losses as a result of improved credit performance. Revenue increased $53 million, or 1%, from first quarter 2012 primarily driven by increased noninterest income from broad-based business growth. Average loans of $284.5 billion increased $15.9 billion, or 6%, from first quarter 2012, driven by strong customer demand. Average core deposits of $224.1 billion increased $3.2 billion, or 1%, from first quarter 2012 reflecting continued customer liquidity. Noninterest expense increased $37 million, or 1%, from first quarter 2012 due to higher personnel expense related to growing the business and higher non-personnel expenses related to growth initiatives and compliance and regulatory requirements. The provision for credit losses decreased $153 million from first quarter 2012 due to a $203 million reduction in credit losses which was partially offset by a lower level of allowance release. The first quarter 2013 provision included a $50 million allowance release, compared with a $100 million allowance release a year ago.

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

Wealth, Brokerage and Retirement reported net income of $337 million in first quarter 2013, up 14%, from first quarter 2012 driven by strong growth in asset-based fees and higher brokerage transaction revenue. Total revenue was up 4%, from first quarter 2012 on higher noninterest income. Excluding $36 million in lower gains on deferred compensation plan investments (offset in compensation expense), revenue was up

6% from first quarter 2012, predominantly due to strong growth in asset-based fees from improved market performance and growing market share, as well as higher brokerage transaction revenue, partially offset by lower net interest income and reduced securities gains in the brokerage business. Average core deposits of $149.4 billion grew 10% from first quarter 2012. Noninterest expense increased 4% from first quarter 2012 driven by higher personnel expenses, primarily broker commissions due to higher production levels, partially offset by lower deferred compensation expense (offset in trading income). Apart from the $33 million decrease in deferred compensation, noninterest expense increased 5% from first quarter 2012. Total provision for credit losses decreased $29 million from first quarter 2012, including a $6 million allowance release in first quarter 2013.

Balance Sheet Analysis

At March 31, 2013, our assets totaled $1.4 trillion, up $13.7 billion from December 31, 2012. The predominant areas of asset growth were in securities available for sale, which increased $13.0 billion, and federal funds sold and short-term investments, which increased $6.5 billion, partially offset by a $5.6 billion decrease in cash and due from banks. Deposit growth of $7.9 billion and total equity growth of $4.5 billion from December 31, 2012 were the predominant sources of funding our asset growth for first quarter 2013. The deposit growth resulted in an increase in the proportion of interest-bearing deposits and equity growth benefited heavily from $3.6 billion in earnings, net of dividends paid, as well as $625 million from issuance of preferred stock. The strength of our business model produced record earnings and continued internal capital generation as reflected in our capital ratios, all of which improved from December 31, 2012. Tier 1 capital as a percentage of total risk-weighted assets increased to 11.80%, total capital increased to 14.76%, Tier 1 leverage increased to 9.53%, and Tier 1 common equity increased to 10.39% at March 31, 2013, compared with 11.75%, 14.63%, 9.47%, and 10.12%, respectively, at December 31, 2012.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Securities Available for Sale

Table 5: Securities Available for Sale – Summary

	March 31, 2013			December 31, 2012
(in millions)	Cost	Net unrealized gain	Fair value	Cost	Net unrealized gain	Fair value

Debt securities available for sale	$234,727	10,654	245,381	220,946	11,468	232,414
Marketable equity securities	2,263	516	2,779	2,337	448	2,785

Total securities available for sale	$236,990	11,170	248,160	223,283	11,916	235,199

Table 5 presents a summary of our securities available-for-sale portfolio, which consists of both debt and marketable equity securities. The total net unrealized gains on securities available for sale were $11.2 billion at March 31, 2013, down from net unrealized gains of $11.9 billion at December 31, 2012, due mostly to an increase in long-term rates.

The size and composition of the available-for-sale portfolio is largely dependent upon the Company’s liquidity and interest rate risk management objectives. Our business generates assets and liabilities, such as loans, deposits and long-term debt, which have different maturities, yields, re-pricing, prepayment characteristics and other provisions that expose us to interest rate and liquidity risk. The available-for-sale securities portfolio consists primarily of liquid, high quality federal agency debt, privately issued mortgage-backed securities (MBS), securities issued by U.S. states and political subdivisions and corporate debt securities. Due to its highly liquid nature, the available-for-sale portfolio can be used to meet funding needs that arise in the normal course of business or due to market stress. Changes in our interest rate risk profile may occur due to changes in overall economic or market conditions that could influence drivers such as loan origination demand, prepayment speeds, or deposit balances and mix. In response, the available-for-sale securities portfolio can be rebalanced to meet the Company’s interest rate

Balance Sheet Analysis (continued)

risk management objectives. In addition to meeting liquidity and interest rate risk management objectives, the available-for-sale securities portfolio may provide yield enhancement over other short-term assets. See the “Risk Management – Asset/Liability Management” section of this Report for more information on liquidity and interest rate risk.

We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $78 million in OTTI write-downs recognized in first quarter 2013, $34 million related to debt securities. There was $4 million in OTTI write-downs for marketable equity securities and $40 million in OTTI write-downs related to nonmarketable equity investments. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies – Investments) in our 2012 Form 10-K and Note 4 (Securities Available for Sale) to Financial Statements in this Report.

At March 31, 2013, debt securities available for sale included $40.5 billion of municipal bonds, of which 83% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. Our municipal bond holdings are monitored as part of our ongoing impairment analysis of our securities available for sale.

The weighted-average expected maturity of debt securities available for sale was 6.2 years at March 31, 2013. Because 57% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in Table 6.

Table 6: Mortgage-Backed Securities

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At March 31, 2013
Actual	$140.7	6.8	4.3
Assuming a 200 basis point:
Increase in interest rates	129.1	(4.8)	5.9
Decrease in interest rates	144.3	10.4	2.9

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

Loan Portfolio

Total loans were $800.0 billion at March 31, 2013, up $392 million from December 31, 2012. Table 7 provides a summary of total outstanding loans for our commercial and consumer loan portfolios. Excluding the runoff in the non-strategic/liquidating portfolios of $3.7 billion, loans in the core portfolio grew $4.1 billion from December 31, 2012. Our core loan growth in 2013 included:

•	a $916 million increase in the commercial segment, which was attributed to growth in the foreign loans portfolio.
•	a $3.1 billion increase in consumer loans with growth in first mortgage, which included the retention of $3.4 billion of 1-4 family conforming first mortgages.

Additional information on the non-strategic and liquidating loan portfolios is included in Table 12 in the “Risk Management – Credit Risk Management” section of this Report.

Table 7: Loan Portfolios

	March 31, 2013			December 31, 2012
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$358,944	2,770	361,714	358,028	3,170	361,198
Consumer	350,131	88,121	438,252	346,984	91,392	438,376
Total loans	$709,075	90,891	799,966	705,012	94,562	799,574

A discussion of average loan balances and a comparative detail of average loan balances is included in Table 1 under “Earnings Performance – Net Interest Income” earlier in this Report. Additional information on total loans outstanding by portfolio segment and class of financing receivable is included in the “Risk Management – Credit Risk Management” section in this Report. Period-end balances and other loan related information are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 8 shows contractual loan maturities for loan categories normally not subject to regular periodic principal reduction and sensitivities of those loans to changes in interest rates.

Table 8: Maturities for Selected Commercial Loan Categories

	March 31, 2013				December 31, 2012
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total

Selected loan maturities:
Commercial and industrial	$43,876	122,745	19,002	185,623	45,212	123,578	18,969	187,759
Real estate mortgage	22,003	57,296	26,820	106,119	22,328	56,085	27,927	106,340
Real estate construction	6,994	8,406	1,250	16,650	7,685	7,961	1,258	16,904
Foreign	29,115	9,171	2,634	40,920	27,219	7,460	3,092	37,771

Total selected loans	$101,988	197,618	49,706	349,312	102,444	195,084	51,246	348,774

Distribution of loans due after one year to changes in interest rates:
Loans at fixed interest rates		$21,347	12,256			20,894	11,387
Loans at floating/variable interest rates		176,271	37,450			174,190	39,859

Total selected loans		$197,618	49,706			195,084	51,246

Balance Sheet Analysis (continued)

Deposits

Deposits totaled $1.0 trillion at March 31, 2013, and December 31, 2012. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $939.9 billion at March 31, 2013, down $5.8 billion from $945.7 billion at December 31, 2012.

Table 9: Deposits

($ in millions)	Mar. 31, 2013	% of total deposits	Dec. 31, 2012	% of total deposits	% Change

Noninterest-bearing	$278,909	28%	$288,207	29%	(3)
Interest-bearing checking	44,536	4	35,275	4	26
Market rate and other savings	527,487	52	517,464	52	2
Savings certificates	54,482	5	55,966	6	(3)
Foreign deposits (1)	34,520	4	48,837	4	(29)

Core deposits	939,934	93	945,749	95	(1)
Other time and savings deposits	40,249	4	33,755	3	19
Other foreign deposits	30,550	3	23,331	2	31

Total deposits	$1,010,733	100%	$1,002,835	100%	1

(1)	Reflects Eurodollar sweep balances included in core deposits.

Fair Valuation of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2012 Form 10-K for a description of our critical accounting policy related to fair valuation of financial instruments and a discussion of our fair value measurement techniques.

Table 10 presents the summary of the fair value of financial instruments recorded at fair value on a recurring basis, and the amounts measured using significant Level 3 inputs (before derivative netting adjustments). The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information (collectively Level 1 and 2 measurements).

Table 10: Fair Value Level 3 Summary

	March 31, 2013		December 31, 2012
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$373.8	41.8	358.7	51.9
As a percentage of total assets	26%	3	25	4

Liabilities carried at fair value	$23.0	3.2	22.4	3.1
As a percentage of total liabilities	2%	*	2	*

*	Less than 1%.
(1)	Before derivative netting adjustments.

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

Off-Balance Sheet Transactions with Unconsolidated Entities

We routinely enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions. For more information on securitizations, including sales proceeds and cash flows from securitizations, see Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

Risk Management

As a financial institution we must manage and control a variety of business risks that can significantly affect our financial performance. Among the key risks that we must manage are credit risks, asset/liability interest rate and market risks, and operational risks. For more information about how we managed credit, asset/liability interest rate and market risks, see the “Risk Management” section in our 2012 Form 10-K. The discussion that follows provides an update regarding these risks.

Operational Risk Management

Effective management of operational risks, which include risks relating to management information systems, security systems, and information security, is also an important focus for financial institutions such as Wells Fargo. Wells Fargo and reportedly other financial institutions continue to be the target of various denial-of-service or other cyber attacks as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cybersecurity in advance of future and more advanced cyber attacks. To date Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Cybersecurity and the continued development and enhancement of our controls, processes and systems to protect our networks, computers, software, and data from attack, damage or unauthorized access remain a priority for Wells Fargo. See the “Risk Factors” section in our 2012 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

Credit Risk Management

Loans represent the largest component of assets on our balance sheet and their related credit risk is a significant risk we manage. We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Table 11 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar. 31, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$185,623	187,759
Real estate mortgage	106,119	106,340
Real estate construction	16,650	16,904
Lease financing	12,402	12,424
Foreign (1)	40,920	37,771

Total commercial	361,714	361,198

Consumer:
Real estate 1-4 family first mortgage	252,307	249,900
Real estate 1-4 family junior lien mortgage	72,543	75,465
Credit card	24,120	24,640
Automobile	47,259	45,998
Other revolving credit and installment	42,023	42,373

Total consumer	438,252	438,376
Total loans	$799,966	799,574

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

Risk Management – Credit Risk Management (continued)

Non-Strategic and Liquidating Loan Portfolios We continually evaluate and modify our credit policies to address appropriate levels of risk. We may designate certain portfolios and loan products as non-strategic or liquidating to cease their continued origination as we actively work to limit losses and reduce our exposures.

Table 12 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and PCI loans acquired from Wachovia, certain portfolios from legacy Wells Fargo Home Equity and Wells

Fargo Financial, and our education finance government guaranteed loan portfolio. The total balance of our non-strategic and liquidating loan portfolios has decreased 52% since the merger with Wachovia at December 31, 2008, and decreased 4% from the end of 2012.

The home equity portfolio of loans generated through third party channels is designated as liquidating. Additional information regarding this portfolio, as well as the liquidating PCI and Pick-a-Pay loan portfolios, is provided in the discussion of loan portfolios that follows.

Table 12: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance
	Mar. 31,	December 31,
(in millions)	2013	2012	2008

Commercial:
Legacy Wachovia commercial and industrial, CRE and foreign PCI loans (1)	$2,770	3,170	18,704

Total commercial	2,770	3,170	18,704

Consumer:
Pick-a-Pay mortgage (1)	56,608	58,274	95,315
Liquidating home equity	4,421	4,647	10,309
Legacy Wells Fargo Financial indirect auto	593	830	18,221
Legacy Wells Fargo Financial debt consolidation	14,115	14,519	25,299
Education Finance - government guaranteed	11,922	12,465	20,465
Legacy Wachovia other PCI loans (1)	462	657	2,478

Total consumer	88,121	91,392	172,087
Total non-strategic and liquidating loan portfolios	$90,891	94,562	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans totaled $29.7 billion at March 31, 2013, down from $31.0 billion and $58.8 billion at December 31, 2012 and 2008, respectively. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section in our 2012 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

During first quarter 2013, we recognized as income $35 million released from the nonaccretable difference related to commercial PCI loans due to payoffs and other resolutions. We also transferred $31 million from the nonaccretable difference to the accretable yield for PCI loans with improving credit-related cash flows and absorbed $412 million of losses in the nonaccretable difference from loan resolutions and write-downs. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed economic strengthening, particularly in housing prices, and our loan modification efforts. See the “Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in this Report for additional information. Table 13 provides an analysis of changes in the nonaccretable difference.

Table 13: Changes in Nonaccretable Difference for PCI Loans

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total
Balance, December 31, 2008	$10,410	26,485	4,069	40,964
Addition of nonaccretable difference due to acquisitions	195	-	-	195
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(1,426)	-	-	(1,426)
Loans resolved by sales to third parties (2)	(303)	-	(85)	(388)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,531)	(3,031)	(792)	(5,354)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(6,923)	(17,222)	(2,882)	(27,027)

Balance, December 31, 2012	422	6,232	310	6,964
Addition of nonaccretable difference due to acquisitions	-	-	-	-
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(30)	-	-	(30)
Loans resolved by sales to third parties (2)	(5)	-	-	(5)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(31)	-	-	(31)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(20)	(345)	(47)	(412)

Balance, March 31, 2013	$336	5,887	263	6,486

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases for settlements with borrowers due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
(4)	Write-downs to net realizable value of PCI loans are absorbed by the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Since December 31, 2008, we have released $7.2 billion in nonaccretable difference, including $5.4 billion transferred from the nonaccretable difference to the accretable yield and $1.8 billion released to income through loan resolutions. Also, we have provided $1.8 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $5.4 billion reduction from December 31, 2008, through March 31, 2013, in our initial projected losses of $41.0 billion on all PCI loans.

At March 31, 2013, the allowance for credit losses on certain PCI loans was $80 million. The allowance is necessary to absorb credit-related decreases in cash flows expected to be collected and primarily relates to individual PCI commercial loans. Table 14 analyzes the actual and projected loss results on PCI loans since acquisition through March 31, 2013.

For additional information on PCI loans, see Note 1 (Summary of Significant Accounting Policies – Loans) in our 2012 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 14: Actual and Projected Loss Results on PCI Loans Since Acquisition of Wachovia

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	$1,456	-	-	1,456
Loans resolved by sales to third parties (2)	308	-	85	393
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	1,562	3,031	792	5,385

Total releases of nonaccretable difference due to better than expected losses	3,326	3,031	877	7,234
Provision for losses due to credit deterioration (4)	(1,661)	-	(123)	(1,784)

Actual and projected losses on PCI loans less than originally expected	$1,665	3,031	754	5,450

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases for settlements with borrowers due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
(4)	Provision for additional losses is recorded as a charge to income when it is estimated that the cash flows expected to be collected for a PCI loan or pool of loans may not support full realization of the carrying value.

Risk Management – Credit Risk Management (continued)

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

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING For purposes of portfolio risk management, we aggregate commercial and industrial loans and lease financing according to market segmentation and standard industry codes. Table 15 summarizes commercial and industrial loans and lease financing by industry with the related nonaccrual totals. We generally subject commercial and industrial loans and lease financing to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard and doubtful categories.

The commercial and industrial loans and lease financing portfolio, which totaled $198.0 billion or 25% of total loans at March 31, 2013, experienced credit improvement in first quarter 2013. The annualized net charge-off rate for this portfolio declined to 0.19% in first quarter 2013 from 0.44% in fourth quarter 2012 and 0.46% for the full year of 2012. At March 31, 2013, 0.62% of this portfolio was nonaccruing compared with 0.72% at December 31, 2012. In addition, $18.6 billion of this portfolio was criticized at March 31, 2013, down from $19.0 billion at December 31, 2012.

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

Table 15: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2013
(in millions)	Nonaccrual loans	Total portfolio (1)		% of total loans

Investors	$1	13,754		2%
Oil and gas	43	13,672		2
Cyclical retailers	30	13,431		2
Financial institutions	71	12,399		2
Food and beverage	42	11,678		1
Healthcare	43	10,122		1
Industrial equipment	46	9,975		1
Real estate lessor	32	8,312		1
Technology	14	7,063		1
Transportation	12	6,502		1
Business services	29	6,010		1
Securities firms	58	5,113		*
Other	797	79,994	(2)	10

Total	$1,218	198,025		25%

*	Less than 1%.
(1)	Includes $191.2 million PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	No other single category had loans in excess of $5.1 billion.

At the time of any modification of terms or extensions of maturity, we evaluate whether the loan should be classified as a TDR, and account for it accordingly. For more information on TDRs, see “Troubled Debt Restructurings” later in this section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

COMMERCIAL REAL ESTATE (CRE) The CRE portfolio totaled $122.8 billion, or 15%, of total loans at March 31, 2013, and consisted of $16.7 billion of CRE construction loans and $106.1 billion of CRE mortgage loans. Table 16 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Florida, which represented 27% and 9% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 26% and retail (excluding shopping centers) at 10% of the portfolio. CRE nonaccrual loans totaled 3.2% of the CRE outstanding balance at March 31, 2013 compared with 3.5% at December 31, 2012. At March 31, 2013, we had $17.2 billion of criticized CRE mortgage loans, down from $18.8 billion at December 31, 2012, and $3.4 billion of criticized CRE construction loans, down from $4.5 billion at December 31, 2012. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information on criticized loans.

At March 31, 2013, the recorded investment in PCI CRE loans totaled $2.6 billion, down from $12.3 billion when acquired at December 31, 2008, reflecting the reduction resulting from principal payments, loan resolutions and write-downs.

Table 16: CRE Loans by State and Property Type

	March 31, 2013

	Real estate mortgage		Real estate construction		Total			% of
	Nonaccrual	Total	Nonaccrual	Total	Nonaccrual	Total		total
(in millions)	loans	portfolio (1)	loans	portfolio (1)	loans	portfolio (1)		loans

By state:
California	$723	29,490	125	3,047	848	32,537		4%
Florida	363	9,146	123	1,424	486	10,570		1
Texas	246	8,365	30	1,508	276	9,873		1
New York	34	6,151	1	895	35	7,046		1
North Carolina	213	4,168	50	1,011	263	5,179		1
Arizona	129	4,051	22	469	151	4,520		1
Virginia	75	2,891	16	1,039	91	3,930		1
Georgia	193	3,291	80	507	273	3,798		*
Washington	33	3,017	13	537	46	3,554		*
Colorado	144	2,864	13	484	157	3,348		*
Other	945	32,685	397	5,729	1,342	38,414	(2)	5

Total	$3,098	106,119	870	16,650	3,968	122,769		15%

By property:
Office buildings	$724	31,025	72	1,216	796	32,241		4%
Retail (excluding shopping center)	380	12,303	40	327	420	12,630		2
Industrial/warehouse	431	12,041	20	528	451	12,569		2
Apartments	153	10,967	18	1,577	171	12,544		2
Real estate - other	356	10,069	47	366	403	10,435		1
Hotel/motel	157	8,732	20	654	177	9,386		1
Shopping center	321	8,454	15	481	336	8,935		1
Land (excluding 1-4 family)	6	73	241	7,851	247	7,924		1
Institutional	87	2,674	-	338	87	3,012		*
Agriculture	150	2,514	-	20	150	2,534		*
Other	333	7,267	397	3,292	730	10,559		1

Total	$3,098	106,119	870	16,650	3,968	122,769		15%

*	Less than 1%.
(1)	Includes a total of $2.6 billion PCI loans, consisting of $1.8 billion of real estate mortgage and $767 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	Includes 40 states; no state had loans in excess of $2.8 billion.

Risk Management – Credit Risk Management (continued)

FOREIGN LOANS AND EUROPEAN EXPOSURE We classify loans as foreign if the borrower’s primary address is outside of the United States. At March 31, 2013, foreign loans totaled $40.9 billion, representing approximately 5% of our total consolidated loans outstanding and approximately 3% of our consolidated total assets.

Our foreign country risk monitoring process incorporates frequent dialogue with our foreign financial institution customers, counterparties and regulatory agencies, enhanced by centralized monitoring of macroeconomic and capital markets conditions in the respective countries. We establish exposure limits for each country through a centralized oversight process based on customer needs, and in consideration of relevant economic, political, social, legal, and transfer risks. We monitor exposures closely and adjust our country limits in response to changing conditions.

We evaluate our individual country risk exposure on an ultimate country of risk basis, which is normally based on the country of residence of the guarantor or collateral location. Our largest foreign country exposure on an ultimate risk basis at March 31, 2013, was the United Kingdom, which totaled $15.7 billion, or 1% of our total assets, and included $2.1 billion of sovereign claims. Our United Kingdom sovereign claims arise primarily from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

At March 31, 2013, our Eurozone exposure, including cross-border claims on an ultimate risk basis, and foreign exchange and derivative products, aggregated approximately $11.1 billion, including $206 million of sovereign claims, compared with approximately $10.5 billion at December 31, 2012, which included $232 million of sovereign claims. Our Eurozone exposure is relatively small compared to our overall credit risk exposure and is diverse by country, type, and counterparty.

We conduct periodic stress tests of our significant country risk exposures, analyzing the direct and indirect impacts on the risk of loss from various macroeconomic and capital markets scenarios. We do not have significant exposure to foreign country risks because our foreign portfolio is relatively small. However, we have identified exposure to increased loss from U.S. borrowers associated with the potential impact of a European downturn on the U.S. economy. We mitigate these potential impacts on the risk of loss through our normal risk management processes which include active monitoring and, if necessary, the application of aggressive loss mitigation strategies.

Table 17 provides information regarding our exposures to European sovereign entities and institutions located within such countries, including cross-border claims on an ultimate risk basis, and foreign exchange and derivative products.

Table 17: European Exposure

	Lending (1)(2)		Securities (3)		Derivatives and other (4)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (5)	Total

March 31, 2013
Eurozone
Netherlands	$-	2,540	-	309	-	21	-	2,870	2,870
Germany	62	1,557	-	838	-	251	62	2,646	2,708
France	-	412	-	1,229	-	182	-	1,823	1,823
Luxembourg	-	858	-	132	-	5	-	995	995
Ireland	34	715	-	100	-	68	34	883	917
Spain	-	699	-	58	-	8	-	765	765
Austria	106	259	-	2	-	-	106	261	367
Italy	-	223	-	91	-	-	-	314	314
Belgium	-	156	-	22	-	11	-	189	189
Other (6)	-	69	-	29	4	5	4	103	107
Total Eurozone exposure	202	7,488	-	2,810	4	551	206	10,849	11,055
United Kingdom	2,128	4,840	-	8,225	-	520	2,128	13,585	15,713
Other European countries	-	4,332	5	432	9	609	14	5,373	5,387
Total European exposure	$2,330	16,660	5	11,467	13	1,680	2,348	29,807	32,155

(1)	Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements.
(2)	Includes $705 million in PCI loans, predominantly to customers in Germany and United Kingdom territories, and $2.4 billion in defeased leases secured predominantly by U.S. Treasury and government agency securities, or government guaranteed.
(3)	Represents issuer exposure on cross-border debt and equity securities, held in trading or available-for-sale portfolio, at fair value.
(4)	Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At March 31, 2013, the gross notional amount of our CDS sold that reference assets domiciled in Europe was $7.2 billion, which was offset by the notional amount of CDS purchased of $7.3 billion. We did not have any CDS purchased or sold where the reference asset was solely the sovereign debt of a European country. Certain CDS purchased or sold reference pools of assets that contain sovereign debt, however the amount of referenced sovereign European debt was insignificant at March 31, 2013.
(5)	Total non-sovereign exposure comprises $13.0 billion exposure to financial institutions and $16.8 billion to non-financial corporations at March 31, 2013.
(6)	Includes non-sovereign exposure to Greece, Cyprus and Portugal in the amount of $5 million, $6 million and $28 million, respectively. We had less than $1 million sovereign debt exposure to these countries at March 31, 2013.

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS Our real estate 1-4 family first and junior lien mortgage loans primarily include loans we have made to customers and retained as part of our asset liability management strategy. These loans also include the Pick-a-Pay portfolio acquired from Wachovia and the home equity portfolio, which are discussed later in this Report. These loans also include other purchased loans and loans included on our balance sheet due to the adoption of consolidation accounting guidance related to variable interest entities (VIEs).

Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2012 Form 10-K.

Some of our real estate 1-4 family first and junior lien mortgage loans include an interest-only feature as part of the loan terms. These interest-only loans were approximately 17% of total loans at March 31, 2013, compared with 18% at December 31, 2012.

We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. Our liquidating option ARM portfolio was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, we have reduced the option payment portion of the portfolio, from 86% to 48% of the portfolio at March 31, 2013. For more information, see the “Pick-a-Pay Portfolio” section in this Report.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2012 Form 10-K.

Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 18. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans at March 31, 2013, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

We monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. In first quarter 2012, we aligned our nonaccrual reporting so that a junior lien is reported as a nonaccrual loan if the related first lien is 120 days past due or is in the process of foreclosure regardless of the junior lien delinquency status in accordance with Interagency Guidance issued by bank regulators. Also, in third quarter 2012 we aligned our nonaccrual and troubled debt reclassification policies in accordance with guidance in the Office of the Comptroller of the Currency (OCC) update to the Bank Accounting Advisory Series (OCC guidance), which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual TDRs, regardless of their delinquency status.

Risk Management – Credit Risk Management (continued)

Table 18: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	March 31, 2013
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans

PCI loans:
California	$16,985	33	17,018	2%
Florida	2,250	25	2,275	*
New Jersey	1,233	18	1,251	*
Other (1)	5,618	65	5,683	*

Total PCI loans	$26,086	141	26,227	3%

All other loans:
California	$65,902	20,223	86,125	11%
Florida	15,440	6,524	21,964	3
New York	12,269	3,119	15,388	2
New Jersey	9,833	5,481	15,314	2
Virginia	6,856	3,812	10,668	1
Pennsylvania	6,129	3,411	9,540	1
North Carolina	6,095	3,085	9,180	1
Texas	7,601	1,061	8,662	1
Georgia	4,901	2,854	7,755	1
Other (2)	60,828	22,832	83,660	10
Government insured/guaranteed loans (3)	30,367	-	30,367	4

Total all other loans	$226,221	72,402	298,623	37%

Total	$252,307	72,543	324,850	41%

*	Less than 1%.
(1)	Consists of 45 states; no state had loans in excess of $710 million.
(2)	Consists of 41 states; no state had loans in excess of $7.0 billion.
(3)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in first quarter 2013 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at March 31, 2013, totaled $14.2 billion, or 5%, of total non-PCI mortgages, compared with $15.5 billion, or 5%, at December 31, 2012. Loans with FICO scores lower than 640 totaled $36.9 billion at March 31, 2013, or 12% of total non-PCI mortgages, compared with $37.7 billion, or 13%, at December 31, 2012. Mortgages with a LTV/CLTV greater than 100% totaled $55.8 billion at March 31, 2013, or 19% of total non-PCI mortgages, compared with $58.7 billion, or 20%, at December 31, 2012. Information regarding credit risk indicators can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Pick-a-Pay Portfolio The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.

The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Real estate

1-4 family junior lien mortgages and lines of credit associated with Pick-a-Pay loans are reported in the home equity portfolio. Table 19 provides balances by types of loans as of March 31, 2013, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total PCI Pick-a-Pay loans were $31.1 billion at March 31, 2013, compared with $61.0 billion at acquisition. Modification efforts have predominantly involved option payment PCI loans, which have declined to 19% of the total Pick-a-Pay portfolio at March 31, 2013, compared with 51% at acquisition.

Table 19: Pick-a-Pay Portfolio - Comparison to Acquisition Date

			December 31,
	March 31, 2013		2012		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total

Option payment loans	$29,566	48%	$31,510	49%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans (2)	8,781	14	8,781	14	15,763	14
Full-term loan modifications	23,455	38	23,528	37	-	-

Total adjusted unpaid principal balance (2)	$61,802	100%	$63,819	100%	$115,700	100%

Total carrying value	$56,608		58,274		95,315

(1)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(2)	Includes loans refinanced under the Consumer Relief Refinance Program.

Pick-a-Pay loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Total interest deferred due to negative amortization on Pick-a-Pay loans was $1.2 billion at March 31, 2013, and $1.4 billion at December 31, 2012. Approximately 90% of the Pick-a-Pay customers making a minimum payment in March 2013 did not defer interest, consistent with December 2012.

Deferral of interest on a Pick-a-Pay loan may continue as long as the loan balance remains below a pre-defined principal cap, which is based on the percentage that the current loan balance represents to the original loan balance. Substantially all the Pick-a-Pay portfolio has a cap of 125% of the original loan balance. Most of the Pick-a-Pay loans on which there is a deferred interest balance re-amortize (the monthly payment amount is reset or “recast”) on the earlier of the date when the loan balance reaches its principal cap, or generally the 10-year anniversary of the loan. After a recast, the customers’ new payment terms are reset to the amount necessary to repay the balance over the rest of the original loan term.

Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap: $19 million for the remainder of 2013, $46 million in 2014 and $94 million in 2015. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date: $81 million for the remainder of 2013, $307 million in 2014 and $865 million in 2015. In first quarter 2013, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $2 million.

Table 20 reflects the geographic distribution of the Pick-a-Pay portfolio broken out between PCI loans and all other loans. The LTV ratio is a useful metric in predicting future real estate 1-4 family first mortgage loan performance, including potential charge-offs. Because PCI loans were initially recorded at fair value, including write-downs for expected credit losses, the ratio of the carrying value to the current collateral value will be lower compared with the LTV based on the adjusted unpaid principal balance. For informational purposes, we have included both ratios for PCI loans in the following table.

Risk Management – Credit Risk Management (continued)

Table 20: Pick-a-Pay Portfolio (1)

	March 31, 2013
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)

California	$21,043	109%	$16,971	87%	$15,036	79%
Florida	2,720	109	2,178	83	3,154	90
New Jersey	1,179	91	1,195	88	1,994	79
New York	684	89	676	84	893	78
Texas	293	78	277	72	1,237	63
Other states	5,159	100	4,468	85	8,529	83

Total Pick-a-Pay loans	$31,078		$25,765		$30,843

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2013.

(2)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(3)	The current LTV ratio is calculated as the adjusted unpaid principal balance divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

(4)	Carrying value, which does not reflect the allowance for loan losses, includes remaining purchase accounting adjustments, which, for PCI loans may include the nonaccretable difference and the accretable yield and, for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.

(5)	The ratio of carrying value to current value is calculated as the carrying value divided by the collateral value.

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

In first quarter 2013, we completed more than 3,300 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed more than 115,000 modifications since the Wachovia acquisition, resulting in $5.3 billion of principal forgiveness to our Pick-a-Pay customers as well as an additional $400 million of conditional forgiveness that can be earned by borrowers through performance over the next three years.

Due to better than expected performance observed on the Pick-a-Pay PCI portfolio compared with the original acquisition estimates, we have reclassified $3.0 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 12.3 years at March 31, 2013. The weighted-average remaining life decreased slightly from fourth quarter 2012 due to the passage of time. The accretable yield percentage at March 31, 2013, was 4.70%, unchanged from the end of 2012. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield rate and the estimated weighted-average life of the portfolio.

The Pick-a-Pay portfolio includes a significant portion of our PCI loans. For further information on the judgment involved in estimating expected cash flows for PCI loans, see “Critical Accounting Policies – Purchased Credit-Impaired Loans” in our 2012 Form 10-K.

HOME EQUITY PORTFOLIOS Our home equity portfolios consist of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate. Our first lien lines of credit represent 21% of our home equity portfolio and are included in real estate 1-4 family first mortgages. The majority of our junior lien loan products are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years.

Our first and junior lien lines of credit products generally have a draw period of 10 years with variable interest rates and payment options during the draw period of (1) interest only or (2) 1.5% of total outstanding balance. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment schedule with repayment terms of up to 30 years based on the balance at time of conversion. Certain loans have been structured with a balloon payment, which requires full repayment of the outstanding balance at the end of the loan term.

The lines that enter their amortization period may experience higher delinquencies and higher loss rates than the ones in their draw or term period. In anticipation of our customers reaching the end of their contractual commitment, we have created a process to help borrowers transition from interest-only to fully-amortizing payments or full repayment.

Table 21 reflects the outstanding balance of our home equity portfolio segregated into scheduled draw periods and amortizing payments. It excludes real estate 1-4 family first lien line reverse mortgages because they are predominantly insured by the FHA, and PCI loans because their losses are generally covered by PCI accounting adjustments at the date of acquisition.

Table 21: Home Equity Portfolio Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance Mar. 31, 2013	% of total	2013-2014	% of total	2015-2017	% of total	Thereafter	% of total	Amortizing	% of total

Home equity liens secured by real estate:
Junior residential lines	$62,551		$5,802		$24,414		$30,609		$1,726
First residential lines	19,301		1,755		3,865		13,217		464

Total residential lines (1) (2)(3)	81,852	89%	7,557	9%	28,279	35%	43,826	53%	2,190	3%
Junior loans (4)	9,867	11	31	*	493	5	1,768	18	7,575	77

Total home equity portfolio	$91,719	100%	$7,588	8%	$28,772	31%	$45,594	50%	$9,765	11%

*	Less than 1%
(1)	Includes scheduled end-of-term balloon payments totaling $1.7 billion during 2013 to 2014, $1.5 billion during 2015 to 2017 and $2.1 billion thereafter, and $125 million reported as “Amortizing” in the table.
(2)	The portfolio also has unfunded credit commitments of $77.0 billion, at March 31, 2013.
(3)	At March 31, 2013, $127 million, or 6% of outstanding lines of credit that are amortizing are 30 or more days past due compared to $1.6 billion, or 2% for lines in their draw period.
(4)	Includes $2.4 billion of junior loans that require a balloon payment upon the end of the loan term, of which $96 million is reported as “Amortizing” in the table.

Table 22 summarizes delinquency and loss rates by the holder of the lien. For additional information regarding current junior liens behind delinquent first lien loans, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in this Report.

Risk Management – Credit Risk Management (continued)

Table 22: Home Equity Portfolios Performance by Holder of 1st Lien (1)

	Outstanding balance (2)		% of loans two payments or more past due		Loss rate (annualized) quarter ended
(in millions)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012 (3)	Sept. 30, 2012 (3)	June 30, 2012	Mar. 31, 2012

Junior lien mortgages and lines behind:
Wells Fargo owned or serviced first lien	$36,236	37,913	2.45%	2.65	2.46	3.81	4.96	3.34	3.54
Third party first lien	36,182	37,417	2.67	2.86	2.48	3.15	5.40	3.44	3.72

Total junior lien mortgages and lines	72,418	75,330	2.56	2.75	2.47	3.48	5.18	3.39	3.63

First lien lines	19,301	19,744	3.03	3.08	0.61	1.00	0.95	0.88	1.35

Total	$91,719	95,074	2.66	2.82	2.08	2.97	4.32	2.89	3.18

(1)	Excludes real estate 1-4 family first lien line reverse mortgages predominantly insured by the FHA, and PCI loans.

(2)	Includes $1.3 billion at March 31, 2013 and at December 31, 2012, associated with the Pick-a-Pay portfolio.

(3)	Reflects the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status. The junior lien loss rates for third quarter 2012 reflect losses based on estimates of collateral value to implement the OCC guidance, which were then adjusted in the fourth quarter to reflect actual appraisals. Fourth quarter 2012 losses on the junior liens where Wells Fargo owns or services the first lien were elevated primarily due to the OCC guidance.

We monitor the number of borrowers paying the minimum amount due on a monthly basis. In March 2013, approximately 43% of our borrowers with a home equity outstanding balance paid only the minimum amount due; 94% paid the minimum or more.

The home equity liquidating portfolio includes home equity loans generated through third party channels, including correspondent loans. This liquidating portfolio represents less than 1% of our total loans outstanding at March 31, 2013, and contains some of the highest risk in our home equity portfolio, with an annualized loss rate of 5.87% compared with 1.89% for the core (non-liquidating) home equity portfolio for the quarter ended March 31, 2013.

Table 23 shows the credit attributes of the core and liquidating home equity portfolios and lists the top five states by outstanding balance for the core portfolio. California loans represent the largest state concentration in each of these portfolios. The decrease in outstanding balances since December 31, 2012, primarily reflects loan paydowns and charge-offs. As of March 31, 2013, 33% of the outstanding balance of the core home equity portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion of the outstanding balances of these loans (the outstanding amount that was in excess of the most recent property collateral value) totaled 15% of the core home equity portfolio at March 31, 2013.

Table 23: Home Equity Portfolios (1)

	Outstanding balance		% of loans two payments or more past due		Loss Rate (annualized) quarter ended
	Mar. 31	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2013	2012	2013	2012	2013	2012 (2)	2012 (2)	2012	2012

Core portfolio (3)
California	$22,065	22,900	2.35%	2.46	2.01	2.89	4.77	3.13	3.56
Florida	9,460	9,763	3.92	4.15	2.61	3.09	4.75	3.76	4.79
New Jersey	7,147	7,338	3.32	3.43	1.70	2.30	3.22	2.02	2.46
Virginia	4,612	4,758	1.94	2.04	1.36	1.78	2.54	1.60	1.42
Pennsylvania	4,550	4,683	2.45	2.67	1.36	1.72	2.15	1.45	1.49
Other	39,464	40,985	2.41	2.59	1.80	2.77	3.75	2.37	2.50

Total	87,298	90,427	2.61	2.77	1.89	2.69	3.93	2.60	2.91

Liquidating portfolio	4,421	4,647	3.64	3.82	5.87	8.33	11.60	8.14	8.11

Total core and liquidating portfolios	$91,719	95,074	2.66	2.82	2.08	2.97	4.32	2.89	3.18

(1)	Consists predominantly of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate, but excludes PCI loans because their losses are generally covered by PCI accounting adjustments at the date of acquisition, and excludes real estate 1-4 family first lien open-ended line reverse mortgages because they do not have scheduled payments. These reverse mortgage loans are predominantly insured by the FHA.

(2)	Reflects the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status.
(3)	Includes $1.3 billion at March 31, 2013 and at December 31, 2012, associated with the Pick-a-Pay portfolio.

CREDIT CARDS Our credit card portfolio totaled $24.1 billion at March 31, 2013, which represented 3% of our total outstanding loans. The quarterly net charge-off rate (annualized) for our credit card loans was 3.96% for first quarter 2013, compared with 4.40% for first quarter 2012.

AUTOMOBILE Our automobile portfolio, predominantly composed of indirect loans, totaled $47.3 billion at March 31, 2013. The quarterly net charge-off rate (annualized) for our automobile portfolio for first quarter 2013 was 0.66%, compared with 0.68% for first quarter 2012.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $42.0 billion at March 31, 2013, and mostly include student and security-based margin loans. The quarterly net charge-off rate (annualized) for other revolving credit and installment loans was 1.37% for first quarter 2013, compared with 1.32% for first quarter 2012. Excluding government guaranteed student loans, the quarterly net charge-off rates (annualized) were 1.83% and 1.95% for first quarter 2013 and 2012, respectively.

Risk Management – Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 24 summarizes nonperforming assets (NPAs) for each of the last four quarters. We generally place loans on nonaccrual status when:

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
•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	effective third quarter 2012, performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 24: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012

($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans

Nonaccrual loans:
Commercial:
Commercial and industrial	$1,193	0.64%	$1,422	0.76%	$1,404	0.79%	$1,549	0.87%
Real estate mortgage	3,098	2.92	3,322	3.12	3,599	3.44	3,832	3.63
Real estate construction	870	5.23	1,003	5.93	1,253	7.08	1,421	8.08
Lease financing	25	0.20	27	0.22	49	0.40	43	0.34
Foreign	56	0.14	50	0.13	66	0.17	79	0.20

Total commercial (1)	5,242	1.45	5,824	1.61	6,371	1.81	6,924	1.96

Consumer:
Real estate 1-4 family first mortgage (2)	11,320	4.49	11,455	4.58	11,195	4.65	10,368	4.50
Real estate 1-4 family junior lien mortgage	2,712	3.74	2,922	3.87	3,140	4.02	3,091	3.82
Automobile	220	0.47	245	0.53	295	0.64	164	0.36
Other revolving credit and installment	32	0.08	40	0.09	43	0.10	31	0.07

Total consumer (3)	14,284	3.26	14,662	3.34	14,673	3.41	13,654	3.24

Total nonaccrual loans (3)(4)(5)(6)	19,526	2.44	20,486	2.56	21,044	2.69	20,578	2.65

Foreclosed assets:
Government insured/guaranteed (7)	969		1,509		1,479		1,465
Non-government insured/guaranteed	2,381		2,514		2,730		2,842

Total foreclosed assets	3,350		4,023		4,209		4,307

Total nonperforming assets	$22,876	2.86%	$24,509	3.07%	$25,253	3.23%	$24,885	3.21%

Change in NPAs from prior quarter	$(1,633)		(744)		368		(1,758)

(1)	Includes LHFS of $15 million, $16 million, $22 million and $17 million at March 31, 2013 and December 31, September 30, and June 30, 2012, respectively.

(2)	Includes MHFS of $368 million, $336 million, $338 million and $310 million at March 31, 2013 and December 31, September 30, and June 30, 2012, respectively.

(3)	Includes $2.5 billion, $1.8 billion and $1.4 billion at March 31, 2013, December 31 and September 30, 2012, respectively, resulting from the OCC guidance issued in third quarter 2012, which requires performing consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

(4)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(5)	Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA and student loans predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program are not placed on nonaccrual status because they are insured or guaranteed.

(6)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans.

(7)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans are classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are predominantly insured by the FHA or guaranteed by the VA.

Total NPAs were $22.9 billion (2.86% of total loans) at March 31, 2013, and included $19.5 billion of nonaccrual loans and $3.4 billion of foreclosed assets. Nonaccrual loans decreased

$960 million in first quarter 2013. Table 25 provides an analysis of the changes in nonaccrual loans.

Table 25: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2013	2012	2012	2012	2012
Commercial nonaccrual loans
Balance, beginning of quarter	$5,824	6,371	6,924	7,599	8,217
Inflows	611	746	976	952	1,138
Outflows:
Returned to accruing	(109)	(135)	(90)	(242)	(188)
Foreclosures	(91)	(107)	(151)	(92)	(119)
Charge-offs	(189)	(322)	(364)	(402)	(347)
Payments, sales and other (1)	(804)	(729)	(924)	(891)	(1,102)
Total outflows	(1,193)	(1,293)	(1,529)	(1,627)	(1,756)
Balance, end of quarter	5,242	5,824	6,371	6,924	7,599
Consumer nonaccrual loans
Balance, beginning of quarter	14,662	14,673	13,654	14,427	13,087
Inflows (2)	2,340	2,943	4,111	2,750	4,765
Outflows:
Returned to accruing	(1,031)	(893)	(1,039)	(1,344)	(943)
Foreclosures	(173)	(151)	(182)	(186)	(226)
Charge-offs	(775)	(1,053)	(987)	(1,137)	(1,364)
Payments, sales and other (1)	(739)	(857)	(884)	(856)	(892)
Total outflows	(2,718)	(2,954)	(3,092)	(3,523)	(3,425)
Balance, end of quarter	14,284	14,662	14,673	13,654	14,427
Total nonaccrual loans	$19,526	20,486	21,044	20,578	22,026

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.
(2)	Quarter ended September 30, 2012, includes $1.4 billion of performing loans moved to nonaccrual status as a result of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. Quarter ended March 31, 2012, includes $1.7 billion moved to nonaccrual status as a result of implementing Interagency Guidance issued January 31, 2012.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are paid down, charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Also, reductions can come from borrower repayments even if the loan remains on nonaccrual.

While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at March 31, 2013:

•

97% of the $5.2 billion of commercial nonaccrual loans and 99% of the $14.3 billion of consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 47% have a combined LTV (CLTV) ratio of 80% or below.

•

losses of $1.6 billion and $4.8 billion have already been recognized on 40% of commercial nonaccrual loans and 51% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by the Interagency or OCC guidance), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•	63% of commercial nonaccrual loans were current on interest.
•	the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.
•	$2.5 billion of the consumer loans classified as nonaccrual due to the OCC guidance were less than 60 days past due, and $2.0 billion were current.

Under both our proprietary modification programs and the MHA programs, customers may be required to provide updated documentation, and some programs require completion of payment during trial periods to demonstrate sustained performance before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, some states, including California and New Jersey, have enacted legislation or the courts have changed the foreclosure process in a manner that significantly increases the time to complete the foreclosure process, therefore loans remain in nonaccrual status for longer periods. In certain other states, including New York and Florida, the foreclosure timeline has significantly increased due to backlogs in an already complex process.

Risk Management – Credit Risk Management (continued)

Table 26 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 26: Foreclosed Assets

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2013	2012	2012	2012	2012
Government insured/guaranteed (1)	$969	1,509	1,479	1,465	1,352
PCI loans:
Commercial	641	667	707	777	875
Consumer	179	219	263	321	431
Total PCI loans	820	886	970	1,098	1,306
All other loans:
Commercial	1,060	1,073	1,175	1,147	1,289
Consumer	501	555	585	597	670
Total all other loans	1,561	1,628	1,760	1,744	1,959
Total foreclosed assets	$3,350	4,023	4,209	4,307	4,617
Analysis of changes in foreclosed assets
Balance, beginning of quarter	$4,023	4,209	4,307	4,617	4,661
Net change in government insured/guaranteed (2)	(540)	30	14	113	33
Additions to foreclosed assets (3)	559	537	692	664	926
Reductions:
Sales	(658)	(710)	(750)	(1,003)	(896)
Write-downs and loss on sales	(34)	(43)	(54)	(84)	(107)
Total reductions	(692)	(753)	(804)	(1,087)	(1,003)
Balance, end of quarter	$3,350	4,023	4,209	4,307	4,617

(1)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans are classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are predominantly insured by the FHA or guaranteed by the VA.
(2)	Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA.
(3)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at March 31, 2013, included $1.0 billion of foreclosed real estate that is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining balance of $2.4 billion of foreclosed assets has been written down to estimated net realizable value. Foreclosed assets were down $673 million, or 17%, at March 31, 2013, compared with December 31, 2012. At March 31, 2013, 59% of foreclosed assets of $3.4 billion have been in the foreclosed assets portfolio one year or less.

Given our real estate-secured loan concentrations and current economic conditions, we anticipate continuing to hold an elevated level of foreclosed assets on our balance sheet.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 27: Troubled Debt Restructurings (TDRs)

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2013	2012	2012	2012	2012
Commercial TDRs
Commercial and industrial	$1,493	1,683	1,877	1,937	1,967
Real estate mortgage	2,556	2,625	2,498	2,457	2,485
Real estate construction	735	801	949	980	1,048
Lease financing	17	20	26	27	29
Foreign	17	17	28	28	19
Total commercial TDRs	4,818	5,146	5,378	5,429	5,548
Consumer TDRs
Real estate 1-4 family first mortgage	18,928	17,804	17,861	13,919	13,870
Real estate 1-4 family junior lien mortgage	2,431	2,390	2,437	1,975	1,981
Credit Card	501	531	557	575	594
Automobile	279	314	392	265	262
Other revolving credit and installment	27	24	32	16	17
Trial modifications	723	705	733	745	723
Total consumer TDRs (1)	22,889	21,768	22,012	17,495	17,447
Total TDRs	$27,707	26,914	27,390	22,924	22,995

TDRs on nonaccrual status	$10,332	10,149	9,990	6,900	7,136
TDRs on accrual status	17,375	16,765	17,400	16,024	15,859
Total TDRs	$27,707	26,914	27,390	22,924	22,995

(1)	Includes $6.2 billion, $5.2 billion and $4.3 billion at March 31, 2013, December 31 and September 30, 2012, respectively, resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.

Risk Management – Credit Risk Management (continued)

Table 27 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $5.0 billion at March 31, 2013 and December 31, 2012. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We re-underwrite loans at the time of restructuring to determine whether there is sufficient evidence of sustained repayment capacity based on the borrower’s documented income, debt to income ratios, and other factors. Loans lacking sufficient evidence of sustained repayment capacity at the time of modification are charged down to the fair value of the collateral, if applicable. For an accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will generally remain in accruing status. Otherwise, the loan will be placed in nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to modification. Loans will also be placed on nonaccrual, and a corresponding charge-off is recorded to the loan balance, when we believe that principal and interest contractually due under the modified agreement will not be collectible.

Table 28 provides an analysis of the changes in TDRs. Loans that may be modified more than once are reported as TDR inflows only in the period they are first modified.

Table 28: Analysis of Changes in TDRs

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2013	2012	2012	2012	2012
Commercial TDRs
Balance, beginning of quarter	$5,146	5,378	5,429	5,548	5,349
Inflows	500	542	620	687	710
Outflows
Charge-offs	(40)	(66)	(84)	(112)	(119)
Foreclosure	(30)	(14)	(20)	(24)	(2)
Payments, sales and other (1)	(758)	(694)	(567)	(670)	(390)
Balance, end of quarter	4,818	5,146	5,378	5,429	5,548
Consumer TDRs
Balance, beginning of quarter	21,768	22,012	17,495	17,447	17,308
Inflows (2)	2,076	1,247	5,212	762	829
Outflows
Charge-offs (3)	(280)	(542)	(244)	(319)	(295)
Foreclosure (3)	(114)	(333)	(35)	(25)	(33)
Payments, sales and other (1)	(579)	(588)	(404)	(392)	(434)
Net change in trial modifications (4)	18	(28)	(12)	22	72
Balance, end of quarter	22,889	21,768	22,012	17,495	17,447
Total TDRs	$27,707	26,914	27,390	22,924	22,995

(1)	Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale.
(2)	Includes $1.3 billion, $316 million and $4.3 billion of loans for the quarters ended March 31, 2013, December 31, 2012 and September 30, 2012, respectively, resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(3)	Fourth quarter 2012 outflows reflect the impact of loans discharged in bankruptcy being reported as TDRs in accordance with the OCC guidance starting in third quarter 2012.
(4)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans 90 days or more past due as to interest or principal are still accruing if they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $5.8 billion, $6.0 billion, $6.2 billion, $6.6 billion and $7.1 billion at March 31, 2013 and December 31, September 30, June 30, and March 31, 2012, respectively, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at March 31, 2013, were down $75 million, or 5%, from December 31, 2012, due to loss mitigation activities including modifications, seasonality, decline in non-strategic and liquidating portfolios, and credit stabilization.

Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $21.7 billion at March 31, 2013, down from $21.8 billion at December 31, 2012.

Table 29 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 29: Loans 90 Days or More Past Due and Still Accruing

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2013	2012	2012	2012	2012
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$23,082	23,245	22,894	22,872	22,555
Less: FHA insured/guaranteed by the VA (1)(2)	20,745	20,745	20,320	20,368	19,681
Less: Student loans guaranteed under the FFELP (3)	977	1,065	1,082	1,144	1,238
Total, not government insured/guaranteed	$1,360	1,435	1,492	1,360	1,636

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$47	47	49	44	104
Real estate mortgage	164	228	206	184	289
Real estate construction	47	27	41	25	25
Foreign	7	1	2	3	7
Total commercial	265	303	298	256	425

Consumer:
Real estate 1-4 family first mortgage (2)	563	564	627	561	616
Real estate 1-4 family junior lien mortgage (2)	112	133	151	159	156
Credit card	306	310	288	274	319
Automobile	33	40	43	36	37
Other revolving credit and installment	81	85	85	74	83
Total consumer	1,095	1,132	1,194	1,104	1,211

Total, not government insured/guaranteed	$1,360	1,435	1,492	1,360	1,636

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
(2)	Includes mortgages held for sale 90 days or more past due and still accruing.
(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

Risk Management – Credit Risk Management (continued)

NET CHARGE-OFFS

Table 30: Net Charge-offs

	Quarter ended
	Mar. 31, 2013		Dec. 31, 2012		Sept. 30, 2012		June 30, 2012		Mar. 31, 2012
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$93	0.20%	$209	0.46%	$131	0.29%	$249	0.58%	$256	0.62%
Real estate mortgage	29	0.11	38	0.14	54	0.21	81	0.31	46	0.17
Real estate construction	(34)	(0.83)	(18)	(0.43)	1	0.03	17	0.40	67	1.43
Lease financing	(1)	(0.02)	2	0.04	1	0.03	-	-	2	0.06
Foreign	3	0.03	24	0.25	30	0.29	11	0.11	14	0.14
Total commercial	90	0.10	255	0.29	217	0.24	358	0.42	385	0.45
Consumer:
Real estate 1-4 family first mortgage	429	0.69	649	1.05	673	1.15	743	1.30	791	1.39
Real estate 1-4 family junior lien mortgage	449	2.46	690	3.57	1,036	5.17	689	3.38	763	3.62
Credit card	235	3.96	222	3.71	212	3.67	240	4.37	242	4.40
Automobile	76	0.66	112	0.97	75	0.66	28	0.25	74	0.68
Other revolving credit and installment	140	1.37	153	1.46	145	1.38	142	1.35	140	1.32
Total consumer (2)	1,329	1.23	1,826	1.68	2,141	2.01	1,842	1.76	2,010	1.91
Total	$1,419	0.72%	$2,081	1.05%	$2,358	1.21%	$2,200	1.15%	$2,395	1.25%

(1)	Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)	The quarters ended December 31, 2012 and September 30, 2012 include $321 million and $567 million respectively, resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

Table 30 presents net charge-offs for first quarter 2013 and each of the four quarters of 2012. Net charge-offs in first quarter 2013 were $1.4 billion (0.72% of average total loans outstanding) compared with $2.4 billion (1.25%) in first quarter 2012.

Due to higher dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and varies more, compared with consumer loan portfolios.

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

We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2012 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 31 presents the allocation of the allowance for credit losses by loan segment and class for the current quarter and last four years.

Table 31: Allocation of the Allowance for Credit Losses (ACL)

	Mar. 31, 2013		Dec. 31, 2012		Dec. 31, 2011		Dec. 31, 2010		Dec. 31, 2009
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$2,694	23%	$2,543	23%	$2,649	22%	$3,299	20%	$4,014	20%
Real estate mortgage	2,289	13	2,283	13	2,550	14	3,072	13	2,398	12
Real estate construction	478	2	552	2	893	2	1,387	4	1,242	5
Lease financing	86	2	85	2	82	2	173	2	181	2
Foreign	239	5	251	5	184	5	238	4	306	4
Total commercial	5,786	45	5,714	45	6,358	45	8,169	43	8,141	43
Consumer:
Real estate 1-4 family first mortgage	5,747	32	6,100	31	6,934	30	7,603	30	6,449	29
Real estate 1-4 family junior lien mortgage	3,558	9	3,462	10	3,897	11	4,557	13	5,430	13
Credit card	1,210	3	1,234	3	1,294	3	1,945	3	2,745	3
Automobile	391	6	417	6	555	6	771	6	1,381	6
Other revolving credit and installment	501	5	550	5	630	5	418	5	885	6
Total consumer	11,407	55	11,763	55	13,310	55	15,294	57	16,890	57
Total	$17,193	100%	$17,477	100%	$19,668	100%	$23,463	100%	$25,031	100%

	Mar. 31, 2013	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Components:
Allowance for loan losses	$16,711	17,060	19,372	23,022	24,516
Allowance for unfunded credit commitments	482	417	296	441	515
Allowance for credit losses	$17,193	17,477	19,668	23,463	25,031
Allowance for loan losses as a percentage of total loans	2.09%	2.13	2.52	3.04	3.13
Allowance for loan losses as a percentage of total net charge-offs (1)	290	189	171	130	135
Allowance for credit losses as a percentage of total loans	2.15	2.19	2.56	3.10	3.20
Allowance for credit losses as a percentage of total nonaccrual loans	88	85	92	89	103

(1)	Total net charge-offs are annualized for quarter ended March 31, 2013.

Risk Management – Credit Risk Management (continued)

In addition to the allowance for credit losses, there was $6.5 billion at March 31, 2013, and $7.0 billion at December 31, 2012, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with periods prior to the Wachovia merger and credit-related metrics for other financial institutions. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages at March 31, 2013.

The decline in the allowance for loan losses in first quarter 2013 reflected continued improvement in consumer loss severity, delinquency trends and improved portfolio performance. The reduction included a $200 million allowance release due to strong underlying credit. Total provision for credit losses was $1.2 billion in first quarter 2013, compared with $2.0 billion a year ago.

In determining the appropriate allowance attributable to our residential real estate portfolios, our process considers the associated credit cost, including re-defaults of modified loans and projected loss severity for loan modifications that occur or are probable to occur. In addition, our process incorporates the estimated allowance associated with recent events including our settlements announced in February 2012 and January 2013 with federal and state government entities relating to our mortgage servicing and foreclosure practices and high risk portfolios defined in the Interagency Guidance relating to junior lien mortgages.

Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty.

We believe the allowance for credit losses of $17.2 billion at March 31, 2013, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Absent significant deterioration in the economy, we continue to expect future allowance releases over the remainder of 2013. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K.

LIABILITY FOR MORTGAGE LOAN REPURCHASE LOSSES We sell residential mortgage loans to various parties, including (1) government-sponsored entities Freddie Mac and Fannie Mae (GSEs) who include the mortgage loans in GSE-guaranteed mortgage securitizations, (2) SPEs that issue private label MBS, and (3) other financial institutions that purchase mortgage loans for investment or private label securitization. In addition, we pool FHA-insured and VA-guaranteed mortgage loans that back securities guaranteed by the Government National Mortgage Association (GNMA). We may be required to repurchase these mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans (collectively, repurchase) in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach.

We have established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of probable losses for loans for which we have a repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Our mortgage repurchase liability estimation process also incorporates a forecast of repurchase demands associated with mortgage insurance rescission activity. Our mortgage repurchase liability considers all vintages, however, repurchase demands have predominantly related to 2006 through 2008 vintages and to GSE-guaranteed MBS.

During first quarter 2013, we experienced some levelling off in repurchase activity as measured by outstanding repurchase demands.

We repurchased or reimbursed investors for incurred losses on mortgage loans with original balances of $483 million in first quarter 2013, compared with $659 million a year ago. We incurred net losses on repurchased loans and investor reimbursements totalling $198 million in first quarter 2013, compared with $312 million a year ago.

Table 32 provides the number of unresolved repurchase demands and mortgage insurance rescissions. We do not typically receive repurchase requests from GNMA, FHA and the Department of Housing and Urban Development (HUD) or VA. As an originator of an FHA-insured or VA-guaranteed loan, we are responsible for obtaining the insurance with FHA or the guarantee with the VA. To the extent we are not able to obtain the insurance or the guarantee we must request permission to repurchase the loan from the GNMA pool. Such repurchases from GNMA pools typically represent a self-initiated process upon discovery of the uninsurable loan (usually within 180 days from funding of the loan). Alternatively, in lieu of repurchasing loans from GNMA pools, we may be asked by FHA/HUD or the VA to indemnify them (as applicable) for defects found in the Post Endorsement Technical Review process or audits performed by FHA/HUD or the VA. The Post Endorsement Technical Review is a process whereby HUD performs underwriting audits of closed/insured FHA loans for potential deficiencies. Our liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

Table 32: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government sponsored entities (1)		Private		Mortgage insurance rescissions with no demand (2)		Total
($ in millions)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)

2013
March 31,	5,910	$1,371	1,278	$278	652	$145	7,840	$1,794

2012
December 31,	6,621	1,503	1,306	281	753	160	8,680	1,944
September 30,	6,525	1,489	1,513	331	817	183	8,855	2,003
June 30,	5,687	1,265	913	213	840	188	7,440	1,666
March 31,	6,333	1,398	857	241	970	217	8,160	1,856

(1)	Includes repurchase demands of 674 and $147, 661 and $132 million, 534 and $111 million, 526 and $103 million and 694 and $131 million for March 31, 2013, and December 31, September 30, June 30 and March 31, 2012, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller. The number of repurchase demands from GSEs that are from mortgage loans originated in 2006 through 2008 totaled 86% at March 31, 2013.
(2)	As part of our representations and warranties in our loan sales contracts, we typically represent to GSEs and private investors that certain loans have mortgage insurance to the extent there are loans that have loan to value ratios in excess of 80% that require mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer due to a claim of breach of a contractual representation or warranty, the lack of insurance may result in a repurchase demand from an investor. Similar to repurchase demands, we evaluate mortgage insurance rescission notices for validity and appeal for reinstatement if the rescission was not based on a contractual breach. When investor demands are received due to lack of mortgage insurance, they are reported as unresolved repurchase demands based on the applicable investor category for the loan (GSE or private). Over the last year, approximately 15% of our repurchase demands from GSEs had mortgage insurance rescission as one of the reasons for the repurchase demand. Of all the mortgage insurance rescission notices received in 2012, approximately 70% have resulted in repurchase demands through March 2013. Not all mortgage insurance rescissions received in 2012 have been completed through the appeals process with the mortgage insurer and, upon successful appeal, we work with the investor to rescind the repurchase demand.
(3)	While the original loan balances related to these demands are presented above, the establishment of the repurchase liability is based on a combination of factors, such as our appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity, which is driven by the difference between the current loan balance and the estimated collateral value less costs to sell the property.

Risk Management – Credit Risk Management (continued)

The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at March 31, 2013, was down from a year ago in both number of outstanding loans and in total dollar balances as we continued to work through the new demands and mortgage insurance rescissions. Customary with industry practice, we have the right of recourse against correspondent lenders from whom we have purchased loans with respect to representations and warranties. Of total repurchase demands and mortgage insurance recissions outstanding as of March 31, 2013, presented in Table 32, approximately 25% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we are currently recovering on average approximately 45% of losses from these lenders. Historical recovery rates as well as projected lender performance are incorporated in the establishment of our mortgage repurchase liability.

We believe we have a high quality residential mortgage loan servicing portfolio. Of the $1.9 trillion in the residential mortgage loan servicing portfolio at March 31, 2013, 93% was current, less than 2% was subprime at origination, and less than 1% was home equity securitizations. Our combined delinquency and foreclosure rate on this portfolio was 6.54% at March 31, 2013, compared with 7.04% at December 31, 2012. Four percent of this portfolio is private label securitizations for which we originated the loans and therefore have some repurchase risk. We have observed a decrease in outstanding demands, compared to December 31, 2012, associated with our private label securitizations. Investors continue to review defaulted loans for potential breaches of our loan sale representations and warranties, and we continue to believe the risk of repurchase in our private label securitizations is substantially reduced, relative to third-party issued private label securitizations, because approximately one-half of this portfolio of private label securitizations do not contain representations and warranties regarding borrower or other third party misrepresentations related to the mortgage loan, general compliance with underwriting guidelines, or property valuation, which are commonly asserted bases for repurchase. For this 4% private label securitization segment of our residential mortgage loan servicing portfolio (weighted average age of 89 months), 57% are loans from 2005 vintages or earlier; 78% were prime at origination; and approximately 63% are jumbo loans. The weighted-average LTV as of March 31, 2013 for this private securitization segment was 74%. We believe the highest risk segment of these private label securitizations is the subprime loans originated in 2006 and 2007. These subprime loans have seller representations and warranties and currently have LTVs close to or exceeding 100%, and represent 9% of the private label securitization portion of the residential mortgage servicing portfolio. We had $46 million of repurchases related to private label securitizations in the quarter ended March 31, 2013.

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

Table 33 summarizes the changes in our mortgage repurchase liability.

Table 33: Changes in Mortgage Repurchase Liability

	Quarter ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2013	2012	2012	2012	2012
Balance, beginning of period	$2,206	2,033	1,764	1,444	1,326

Provision for repurchase losses:

Loan sales	59	66	75	72	62

Change in estimate (1)	250	313	387	597	368

Total additions	309	379	462	669	430

Losses	(198)	(206)	(193)	(349)	(312)

Balance, end of period	$2,317	2,206	2,033	1,764	1,444

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, was $2.3 billion at March 31, 2013, and $2.2 billion at December 31, 2012. In the quarter ended March 31, 2013, we provided $309 million, which reduced net gains on mortgage loan origination/sales activities, compared with a provision of $430 million a year ago. Our provision in first quarter 2013 reflected an increase in projected repurchase losses for the GSE pre-2009 vintages to incorporate the impact of recent trends in file requests and repurchase demand activity (comprising approximately 81% of the first quarter 2013 provision) and new loan sales (approximately 19%). The increase in projected repurchase losses for the GSE pre-2009 vintages in the quarter was predominantly a result of an increase in the expected file reviews by the GSEs as well as an increase in expected GSE repurchase activity based on our most recent experience.

The mortgage repurchase liability of $2.3 billion at March 31, 2013, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The mortgage repurchase liability estimation process requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain, including demand expectations, economic factors, and the specific characteristics of the loans subject to repurchase. Our evaluation considers all vintages and the collective actions of the GSEs and their regulator, the Federal Housing Finance Agency (FHFA), mortgage insurers and our correspondent lenders. We maintain regular contact with the GSEs, the FHFA, and other significant investors to monitor their repurchase demand practices and issues as part of our process to update our repurchase liability estimate as new information becomes available.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $2.2 billion at March 31, 2013, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions. For additional information on our repurchase liability, see the “Critical Accounting Policies – Liability for Mortgage Loan Repurchase Losses” section in our 2012 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

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

RISKS RELATING TO SERVICING ACTIVITIES In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential mortgage loans included in GSE-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors. For additional information regarding risks related to our servicing activities, see pages 77-79 in our 2012 Form 10-K.

In April 2011, the FRB and the Office of the Comptroller of the Currency (OCC) issued Consent Orders that require us to correct deficiencies in our residential mortgage loan servicing and foreclosure practices that were identified by federal banking regulators in their fourth quarter 2010 review. The Consent Orders also require that we improve our servicing and foreclosure practices. We have implemented all of the operational changes that resulted from the expanded servicing responsibilities outlined in the Consent Orders.

On February 9, 2012, a federal/state settlement was announced among the DOJ, HUD, the Department of the Treasury, the Department of Veterans Affairs, the Federal Trade Commission (FTC), the Executive Office of the U.S. Trustee, the Consumer Financial Protection Bureau, a task force of Attorneys General representing 49 states, Wells Fargo, and four other servicers related to investigations of mortgage industry servicing and foreclosure practices. While Oklahoma did not participate in the larger settlement, it settled separately with the five servicers under a simplified agreement. Under the terms of the larger settlement, which will remain in effect for three and a half years (subject to a trailing review period) we have agreed to the following programmatic commitments, consisting of three components totaling approximately $5.3 billion:

•	Consumer Relief Program commitment of $3.4 billion
•	Refinance Program commitment of $900 million
•	Foreclosure Assistance Program of $1 billion

Additionally and simultaneously, the OCC and FRB announced the imposition of civil money penalties of $83 million and $87 million, respectively, pursuant to the Consent Orders. While still subject to FRB confirmation, Wells Fargo believes the civil money obligations were satisfied through payments made under the Foreclosure Assistance Program to the federal government and participating states for their use to address the impact of foreclosure challenges as they determine and which may include direct payments to consumers.

We are in the process of successfully executing activities under both the Consumer Relief and the Refinance Programs in accordance with the terms of our commitments. In our February 14, 2013, submission to the Monitor of the National Mortgage Settlement, we reported $1.9 billion of earned credits

Risk Management – Credit Risk Management (continued)

toward our Consumer Relief commitment and $1.1 billion of earned credits toward our Refinance Program commitment. Refinance Program earned credits in excess of our required commitment of $900 million can be applied towards our Consumer Relief commitment obligations, subject to a limit of $343 million of earned credits. Our earned credits are subject to review and approval by the Monitor.

We expect that we will be able to meet our commitment (and state-level sub-commitments) on the Consumer Relief Program within the required timeframes, primarily through our first and second lien modification and short sale and other deficiency balance waiver programs. Given the types of relief provided, we consider these loan modifications to be TDRs. We have evaluated our commitment along with the menu of credits and believe that fulfilling our commitment under the Consumer Relief Program has been appropriately considered in our estimation for the allowance for loan losses as well as our cash flow projections to evaluate the nonaccretable difference for our PCI portfolios at March 31, 2013.

As of March 31, 2013, subject to the Monitor of the National Mortgage Settlement review and approval, we have completed the number of refinances necessary to satisfy our commitment under the Refinance Program. We estimate our total calculated credit is approximately $1.7 billion, although we can only receive earned credits for this program of $1.2 billion due to certain limits within the agreement.

We refinanced approximately 31,000 borrowers with an unpaid principal balance of approximately $6.8 billion under the Refinance Program. Based on the mix of loans we have refinanced, the weighted average note rate was reduced by approximately 260 basis points and the weighted average estimated remaining life is approximately 10 years. The impact of fulfilling our commitment under the Refinance Program will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. We expect the future reduction in interest income to be approximately $1.8 billion or $180 million annually. As a result of refinancings under the Refinance Program, we will be forgoing interest that we may not otherwise have agreed to forgo. No loss was recognized in our consolidated financial statements for this estimated forgone interest income at the time of the settlement as the impact will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. The impact of this forgone interest income on our future net interest margin is anticipated to be modestly adverse and will be influenced by the overall mortgage interest rate environment. The Refinance Program also affects our fair value for these loans. The estimated reduction of the fair value of our loans for the Refinance Program is approximately $1.1 billion.

The amounts discussed previously about the volume of loans that we refinanced, the resulting reduction in our lifetime and annual interest income, and the reductions in fair value of loans for the Refinance Program exceed the amounts that would have resulted from just meeting our minimum commitments under the Program due to the significantly higher than expected response we received from our customers, which was partially driven by product changes and the decision to hold interest rates consistent with the prevailing market environment.

Although the Refinance Program related to borrowers in good standing as to their payment history who were not experiencing financial difficulty, we evaluated each borrower to confirm their ability to repay their mortgage obligation. This evaluation included reviewing key credit and underwriting policy metrics to validate that these borrowers were not experiencing financial difficulty and therefore, actions taken under the Refinance Program were not generally considered a TDR. To the extent we determined that an eligible borrower was experiencing financial difficulty, we generally considered alternative modification programs that were intended for loans that may be classified and accounted for as a TDR.

On February 28, 2013, we entered into amendments to the April 2011 Interagency Consent Order with both the OCC and the FRB, which effectively ceased the IFR program created by such Interagency Consent Order and replaced it with an accelerated remediation process to be administered by the OCC and the FRB.

In aggregate, the servicers have agreed to make cash payments into a qualified settlement fund to be administered by the OCC and the FRB and to provide additional assistance, such as loan modifications, to consumers. Our portion of the cash settlement is $766 million, which is based on the proportionate share of Wells Fargo-serviced loans in the overall IFR population. We fully accrued the cash portion of the settlement in 2012, along with our estimate of other remediation-related costs, and we paid this settlement in the first quarter of 2013. We also committed to foreclosure prevention actions which include first and second lien modifications and short sales/deeds-in-lieu of foreclosure on $1.2 billion of loans. We anticipate meeting this commitment primarily through first lien modification and short sale activities. We are required to meet this commitment by January 7, 2015, and we anticipate that we will be able to meet our commitment within the required timeline. This commitment did not result in any charge as we believe that this commitment is covered through the existing allowance for credit losses and the nonaccretable difference relating to the purchased credit-impaired loan portfolios. With this settlement, beginning in the second quarter of 2013, we will no longer incur costs associated with the independent foreclosure reviews, which approximated $125 million per quarter during 2012 for external consultants and additional staffing.

Asset/Liability Management

Asset/liability management involves evaluating, monitoring and managing of interest rate risk, market risk, liquidity and funding. Primary Board oversight of these risks resides with its Finance Committee, which oversees the administration and effectiveness of financial risk management policies and processes used to assess and manage these risks. At the management level we utilize a Corporate Asset/Liability Management Committee (Corporate ALCO), which consists of senior financial and business executives, to oversee these risks and report on them periodically to the Board’s Finance Committee. Each of our principal lines of business has its own asset/liability management committee and process linked to the Corporate ALCO process. As discussed in more detail for trading activities below, we employ separate management level oversight specific to the market risks related to our trading activities. Market risk, in its broadest sense, refers to the possibility that losses will result from the impact of adverse changes in market rates and prices on our trading and non-trading portfolios and financial instruments. Interest rates are a key driver of market values and a primary driver of potentially significant impact on our earnings.

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
•

the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, MBS held in the securities available-for-sale portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income); or

•

interest rates may also have a direct or indirect effect on loan demand, collateral values, credit losses, mortgage origination volume, the fair value of MSRs and other financial instruments, the value of the pension liability and other items affecting earnings.

We assess interest rate risk by comparing outcomes under various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. These simulations require assumptions regarding how changes in interest rates and related market conditions could influence drivers of earnings and balance sheet composition such as loan origination demand, prepayment speeds, deposit balances and mix, as well as pricing strategies.

Our risk measures include both net interest income sensitivity and interest rate sensitive noninterest income and expense impacts. We refer to the combination of these exposures as interest rate sensitive earnings. In general, the Company is positioned to benefit from higher interest rates. Currently, our profile is such that net interest income will benefit from higher interest rates as our assets reprice faster and to a greater degree than our liabilities, and, in response to lower market rates, our assets will reprice downward and to a greater degree than our liabilities. Our interest rate sensitive noninterest income and expense is largely driven by mortgage activity, and tends to move in the opposite direction of our net interest income. So, in response to higher interest rates, mortgage activity, primarily refinancing activity, generally declines. And in response to lower rates, mortgage activity generally increases. Mortgage results are also impacted by the valuation of MSRs and related hedge positions. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.

The degree to which these sensitivities offset each other is dependent upon the timing and magnitude of changes in interest rates, and the slope of the yield curve. For example, our “weak” scenario measures a faster and more significant decline in long-term interest rates than our “slightly weak” scenario, and although both result in lower earnings relative to the “most likely” scenario given pressure on net interest income, the “weak” scenario performance contains more initial benefit from increased mortgage banking activity. During a transition to a higher or lower interest rate environment, a reduction or increase in interest sensitive earnings from the mortgage banking business could occur quickly, while the benefit or detriment from balance sheet repricing may take more time to develop.

As of March 31, 2013, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 34, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan).

Table 34: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan

	Most likely	Weak	Slightly weak	Slightly strong	Strong

Ending rates:

Fed funds	0.25%	0-0.25	0-0.25	1.25	4.00

10-year treasury (1)	2.98	1.45	2.21	3.98	5.10

Earnings relative to most likely	N/A	-0.2%	-1.3%	0-5%	>5%

(1)	U.S. Constant Maturity Treasury Rate

Risk Management – Asset/Liability Management (continued)

We use the available-for-sale securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Securities Available for Sale” section of this Report for more information on the use of the available-for-sale securities portfolio. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of March 31, 2013, and December 31, 2012, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in three main ways:

•	to convert a major portion of our long-term fixed-rate debt, which we issue to finance the Company, from fixed-rate payments to floating-rate payments by entering into receive-fixed swaps;
•	to convert the cash flows from selected asset and/or liability instruments/portfolios from fixed-rate payments to floating-rate payments or vice versa; and
•	to economically hedge our mortgage origination pipeline, funded mortgage loans and MSRs using interest rate swaps, swaptions, futures, forwards and options.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For a discussion of mortgage banking interest rate and market risk, see pages 81-83 of our 2012 Form 10-K.

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

The total carrying value of our residential and commercial MSRs was $13.2 billion at March 31, 2013, and $12.7 billion at December 31, 2012. The weighted-average note rate on our portfolio of loans serviced for others was 4.69% at March 31, 2013, and 4.77% at December 31, 2012. The carrying value of our total MSRs represented 0.70% of mortgage loans serviced for others at March 31, 2013, and 0.67% at December 31, 2012.

MARKET RISK – TRADING ACTIVITIES We engage in trading activities primarily to accommodate the investment and risk management activities of our customers, execute economic hedging to manage certain balance sheet risks and for a very limited amount of proprietary trading for our own account. These activities primarily occur within our trading businesses and include entering into transactions with our customers that are recorded as trading assets and liabilities on our balance sheet. All of our trading assets and liabilities, including securities, foreign exchange transactions, commodity transactions and derivatives are carried at fair value. Income earned related to these trading activities include net interest income and changes in fair value related to trading assets and liabilities. Net interest income earned on trading assets and liabilities is reflected in the interest income and interest expense components of our income statement. Changes in fair value of trading assets and liabilities are reflected in net gains (losses) on trading activities, a component of noninterest income in our income statement.

From a market risk perspective, our net income is exposed to changes in the fair value of trading assets and liabilities due to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices. Our Market Risk Committee, which is a sub-committee of Corporate ALCO, provides governance and oversight over market risk-taking activities across the Company and establishes and monitors risk limits.

Table 35 presents total revenue from trading activities.

Table 35: Income from Trading Activities

	Quarter ended March 31,

(in millions)	2013	2012

Interest income (1)	$327	377

Less: Interest expense (2)	65	64

Net interest income	262	313

Noninterest income:

Net gains (losses) from trading activities (3):

Customer accommodation	467	334

Economic hedging and other	99	291

Proprietary trading	4	15

Total net trading gains	570	640

Total trading-related net interest and noninterest income	$832	953

(1)	Represents interest and dividend income earned on trading securities.
(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.
(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.

For further information regarding the fair value of our trading assets and liabilities, refer to Note 12 (Derivatives) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Customer accommodation Customer accommodation activities are conducted to help customers manage their investment needs and risk management and hedging activities. We engage in market-making activities or act as an intermediary to purchase or sell financial instruments in anticipation or in response to customer needs. This category also includes positions we use to manage our exposure to such transactions.

For the majority of our customer accommodation trading, we serve as intermediary between buyer and seller. For example, we may purchase or sell a derivative to a customer who wants to manage interest rate risk exposure. We typically enter into offsetting derivative(s) or security positions with a separate counterparty or exchange to manage our exposure to the derivative with our customer. We earn income on this activity

42

based on the transaction price difference between the customer and offsetting derivative or security positions, which is reflected in the fair value changes of the positions recorded in net gains (losses) on trading activities.

Customer accommodation trading also includes net gains related to market-making activities in which we take positions to facilitate customer order flow. For example, we may own securities recorded as trading assets (long positions) or sold securities we have not yet purchased, recorded as trading liabilities (short positions), typically on a short-term basis, to facilitate anticipated buying and selling demand from our customers. As market-maker in these securities, we earn income due (1) to the difference between the price paid or received for the purchase and sale of the security (bid-ask spread) and (2) the net interest income and change in fair value of the long or short positions during the short-term period held on our balance sheet. Additionally, we may enter into separate derivative or security positions to manage our exposure related to our long or short security positions. Collectively, income earned on this type of market-making activity is reflected in the fair value changes of these positions recorded in net gain (losses) on trading activities.

Economic hedges and other Economic hedges in trading are not designated in a hedge accounting relationship and exclude economic hedging related to our asset/liability risk management and substantially all mortgage banking risk management activities. Economic hedging activities include the use of trading securities to economically hedge risk exposures related to non-trading activities or derivatives to hedge risk exposures related to trading assets or trading liabilities. Economic hedges are unrelated to our customer accommodation activities. Other activities include financial assets held for investment purposes that we elected to carry at fair value with changes in fair value recorded to earnings in order to mitigate accounting measurement mismatches or avoid embedded derivative accounting complexities.

Proprietary trading Proprietary trading consists of security or derivative positions executed for our own account based upon market expectations or to benefit from price differences between financial instruments and markets. Proprietary trading activity is expected to be restricted by the Dodd-Frank Act prohibitions known as the “Volcker Rule,” which has not yet been finalized. On October 11, 2011, federal banking agencies and the SEC issued proposed regulations to implement the Volcker Rule. We believe our definition of proprietary trading is consistent with the proposed regulations. However, given that final rule-making is required by various governmental regulatory agencies to define proprietary trading within the context of the final Volcker Rule, our definition of proprietary trading may change. We have reduced or exited certain business activities in anticipation of the final Volcker Rule. As discussed within this section and the noninterest income section of our financial results, proprietary trading activity is not significant to our business or financial results.

Table 36 and Table 37 provide information on daily market risk trading-related revenues for the Company’s trading portfolio. This trading-related revenue is defined as the change in value of the trading assets and trading liabilities, trading-related net interest income and trading-related intra-day trading gains and losses. Net market risk trading-related revenue does not include activity related to long-term positions held for economic hedging purposes, one-time and period-end credit adjustments and other activity not representative of daily price changes driven by market risk factors.

Table 36: Distribution of Daily Trading-Related Revenues (rolling 12 months)

Risk Management – Asset/Liability Management (continued)

Table 37: Daily Trading-Related Revenues (rolling 12 months)

Market Risk Governance The Board of Directors reviews and approves the acceptable level of market risk for the Company and delegates authority to Corporate ALCO to establish corporate level Value-at-Risk (VaR) and other risk limits. Corporate ALCO, through its Market Risk Committee, provides governance and oversight over market risk-taking activities across the Company and establishes and monitors risk tolerances and line of business VaR limits. The Corporate Market Risk group, which is part of the independent Corporate Risk Group, administers and monitors compliance with the requirements of the Market Risk Committee. The Corporate Market Risk group has oversight in identifying and managing the Company’s market risk. The group is responsible for quantitative model development, calculation and analysis of market risk capital, and reporting aggregated and line of business market risk information. Each line of business that exposes the Company to market risk has direct responsibility for managing market risk in accordance with defined risk tolerances and approved market risk mandates and hedging strategies.

Management Risk Measurement We use VaR metrics complemented with sensitivity analysis and stress testing in managing and measuring the risk associated with our trading activities.

Value-at-Risk VaR is a statistical risk measure used to estimate the potential loss from adverse market moves on trading and other positions carried at fair value. We utilize VaR models to measure market risk on an overall basis as well as for individual lines of business. Our VaR models assume that historical changes in market values are representative of the potential future outcomes and measure the worst expected loss over a given time interval (for example, 1 day or 10 days) within a given confidence level. We measure and report VaR for a 1-day holding period at a 99% confidence level based on changes in risk factors over each trading day in the previous 12 months. This means that we would expect to incur single day losses greater than predicted by VaR estimates for the measured trading positions one time in every 100 trading days.

Trading VaR Trading VaR is a risk measure to provide further insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to set line of business risk limits. Trading VaR is calculated with a 1-day holding period at a 99% confidence level using a consecutive 12 month period of historical market data. Trading VaR is calculated for all trading positions classified as trading assets or trading liabilities on our balance sheet. Table 38 shows the results of the Company’s Trading VaR for the quarter ended March 31, 2013. The risk categories for Trading VaR are a measure of exposure to each risk factor class.

Table 38: Trading 1-Day 99% General Value-at-Risk (VaR) Metrics

	Quarter ended March 31, 2013
(in millions)	Period end	Average	Low	High

General VaR Risk Categories

Credit	$25	25	24	26
Interest rate	29	28	26	30
Equity	5	4	4	5
Commodity	2	3	2	3
Foreign exchange	2	2	1	2
Diversification benefit (1)	(40)	(38)	-	-

General VaR	23	24

(1)	The period-end VaR and average VaR were less than the sum of the VaR components described above, which is due to portfolio diversification. The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone.

Sensitivities Sensitivity analysis is the estimated risk of loss for a single measure such as a one basis point increase in rates or a 1% increase in equity prices. We conduct and monitor sensitivity on interest rates, credit spreads, volatility, equity, commodity, and foreign exchange. Since VaR is based upon previous moves in market risk factors over recent periods, it may not provide accurate predictions of future market moves. Sensitivity analysis complements VaR as it provides an indication of risk relative to each factor irrespective of historical market moves. Sensitivities are monitored at both the business unit level and at an aggregated level on a daily basis. Our corporate market risk management function aggregates all Company exposures to monitor whether risk sensitivities are within established tolerances. Changes to the Company’s sensitivities are analyzed and reported on a daily basis. The Company monitors risk exposure from a variety of perspectives, which include line of business, product, risk type and legal entity.

Stress Testing While VaR captures the risk of loss due to adverse changes in markets using recent historical data, stress testing captures the Company’s exposure to extreme events. Stress testing measures the impacts from extreme, but low probability market movements. Stress scenarios estimate the risk of losses based on management’s assumptions of abnormal but severe market movements such as severe credit spread widening or a large decline in equity prices. These scenarios also assume that the market moves happen instantaneously and no repositioning or hedging activity takes place to mitigate losses as events unfold. The stress scenarios are updated with recent market trends and are reviewed on a daily basis. The stress scenarios are used for business unit monitoring as well as overall company-wide estimates. Market stress results are a component of the annual Company stress test conducted by the federal regulators as part of the Comprehensive Capital Analysis and Review (CCAR).

The analyses and metrics described above are used for internal risk management purposes and are not the same as those used for calculating Market Risk Regulatory Capital as required by U.S. banking regulators.

Market Risk Regulatory Capital The U.S banking regulators have adopted “Risk-Based Capital Guidelines: Market Risk,” which became effective January 1, 2013. This new market risk capital rule, commonly known as Basel 2.5, requires adjustment to the determination of risk-weighted assets for the risks inherent in certain “covered” trading positions. The positions that are “covered” by the market risk rule are a subset of our trading assets and trading liabilities, specifically those held by the Company for the purpose of short-term resale or with the intent of benefiting from actual or expected short-term price movements, or to lock in arbitrage profits. Basel 2.5 prescribes various VaR calculations (e.g., Regulatory VaR) in the determination of regulatory capital ratios. The Company’s Basel 2.5 positions are predominantly concentrated in the traded assets managed within Wholesale Banking and a small portfolio of covered positions are managed by the Wealth, Brokerage and Retirement (WBR) and Community Banking operating segments. Wholesale Banking is the predominant contributor to the overall Company VaR and manages the areas traditionally considered as trading lines of business. WBR manages trading assets for retail client accommodation, and Community Banking’s covered positions are used to manage foreign exchange exposures.

Regulatory VaR The VaR measurements required by Basel 2.5 include:

•	Total VaR – uses previous 12 months of historical data and is composed of General and Specific Risk VaR.

•	General VaR

•	Measures the risk of broad market movements such as changes in the level of interest rates, credit spreads, equity prices, foreign exchange rates, or commodity prices.

•	Uses historical approximation methodology based on 99% confidence level and a 10-day time horizon.

•	Specific Risk VaR

•	Measures the risk of loss that could result from factors other than broad market movement.

•	Uses historical simulation analysis based on a 99% confidence level and a 10-day time horizon.

•

Total Stressed VaR – uses a period of significant historical financial stress over a continuous 12 month period using historically available market data and is composed of General and Specific Risk Stressed VaR.

•	General Stressed VaR – see descriptions above.

•	Specific Risk Stressed VaR – see descriptions above.

Risk Management – Asset/Liability Management (continued)

•	Incremental Risk Charge

•	Measures the risk for both default and credit migration.

•	Analysis based on 99.9% confidence level and a 1-year time horizon.

The historical simulation analysis approach uses historical scenarios of the risk factors from each trading day in the previous 12 months and is used to identify the critical risk driver of each trading position with respect to interest rates, credit spreads, foreign exchange rates, and equity and commodity prices. The risk drivers for each position are updated on a daily basis.

Table 39 shows the results of the Company’s Regulatory General and Specific Risk VaR measures, assuming a 1-day holding period for covered positions at a 99% confidence level, for the quarter ended March 31, 2013.

Table 39: Total Regulatory 1-Day 99% General Value-at-Risk (VaR) and Specific Risk VaR Metrics

	Quarter ended March 31, 2013
	Period end
(in millions)	Wholesale Banking	WBR	Community Banking	Consolidated	Average	Low	High

General VaR Risk Categories
Credit	$13	1	-	13	19	13	24
Interest rate	15	-	-	16	15	11	20
Equity	4	1	-	4	3	3	5
Commodity	2	-	-	2	2	1	2
Foreign exchange	1	-	3	3	4	2	5
Diversification benefit (1)	(25)	(1)	-	(27)	(26)	-	-

General VaR	10	1	3	10	16

Specific Risk VaR	11	-	-	11	9

Total VaR	15	1	3	15	19

(1)	The period-end VaR and average VaR were less than the sum of the VaR components described above, which is due to portfolio diversification. The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone.

In addition to measuring Regulatory General VaR on a 1-day basis, Basel 2.5 requires measurement of the various regulatory VaR measures using a 10 business day holding period and a 99% confidence level. The 10-day holding period calculation is used for determining the regulatory market risk capital.

Table 40 shows the results of the Company’s measures for regulatory capital calculations for the quarter ended March 31, 2013.

Table 40: Regulatory 10-Day 99% Value-at-Risk (VaR) Metrics

	Quarter ended March 31, 2013
	Period end
(in millions)	Wholesale Banking	WBR	Community Banking	Consolidated	Average	Low	High

General VaR Risk Categories

Credit	$27	3	-	30	59	30	73
Interest rate	34	1	-	34	35	26	46
Equity	11	3	-	11	7	4	12
Commodity	4	-	-	4	5	3	6
Foreign exchange	3	-	8	6	10	6	15
Diversification benefit (1)	(61)	(3)	-	(64)	(76)	-	-

General VaR	18	4	8	21	40	19	63

Specific Risk VaR	36	1	-	35	30	25	37

Total VaR	40	4	8	41	50

Stressed VaR
Stressed General VaR	260	24	13	286	315	256	379
Stressed Specific Risk VaR	162	2	-	162	140	83	171

Total Stressed VaR	306	24	13	329	345

Incremental Risk Charge (1 year - 99.9%)	398	20	-	408	432	372	507

(1)	The period-end VaR and average VaR were less than the sum of the VaR components described above, which is due to portfolio diversification. The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone.

Risk Management – Asset/Liability Management (continued)

VaR Backtesting Backtesting is a required form of validation of the VaR model. Backtesting is a comparison of pro forma changes in the value of the Company’s covered trading positions that would have occurred were previous end-of-day covered trading positions to remain unchanged (therefore, excluding fees, commissions, net interest income, and intraday trading) with the VaR estimate. The backtesting analysis compares the daily VaR estimate for each of the trading days in the preceding 12 months with the pro forma net trading revenue for changes in the value of covered trading positions for each day. Net trading revenues related to trading positions that are not considered covered trading positions include activity related to long-term positions held for economic hedging purposes, credit adjustments and other activity not representative of daily price changes driven by market risk factors.

Any observed loss in excess of the VaR estimate is considered an exception. No backtesting exceptions occurred in the first quarter of 2013. The number of actual backtesting exceptions is dependent on current market performance relative to historic market volatility. Table 41 shows daily Total Regulatory VaR (1-day, 99%) for the previous 12 months ended March 31, 2013.

Table 41: Daily Total Regulatory VaR (rolling 12 months)

There is a separate market risk capital charge required for covered trading securitization products in Basel 2.5. Table 42 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position for the quarter ended March 31, 2013. Covered trading securitizations positions under Basel 2.5 include asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), and collateralized loan and other debt obligations (CLO/CDO) positions.

Table 42: Covered Securitization Positions by Exposure Type (Market Value)

	Quarter ended March 31, 2013
(in millions)	ABS	CMBS	RMBS	CLO/CDO

Securitization Exposure

Securities	$592	507	390	690

Derivatives	-	(862)	36	(77)

Total	$592	(355)	426	613

Furthermore, the regulatory market risk capital rule requires capital for correlation trading positions. The net market value of correlation trading positions that meet the definition of a covered position for the quarter ended March 31, 2013, was $28 million. Correlation trading is a discontinued business currently in wind down mode.

MARKET RISK – EQUITY INVESTMENTS We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board. The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews the valuations of these investments at least quarterly and assesses them for possible OTTI. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Nonmarketable investments include private equity investments accounted for under the cost method and equity method. Private equity investments are subject to OTTI.

As part of our business to support our customers, we trade public equities, listed/OTC equity derivatives and convertible bonds. We have parameters that govern these activities. We also have marketable equity securities in the securities available-for-sale portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and periodically include OTTI charges.

Changes in equity market prices may also indirectly affect our net income by (1) the value of third party assets under management and, hence, fee income, (2) particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market, or (3) brokerage activity, related commission income and other business activities. Each business line monitors and manages these indirect risks.

Table 43 provides information regarding our marketable and nonmarketable equity investments.

Table 43: Nonmarketable and Marketable Equity Investments

	Mar. 31,	Dec. 31,
(in millions)	2013	2012

Nonmarketable equity investments:

Cost method:

Private equity investments	$2,451	2,572

Federal bank stock	4,198	4,227

Total cost method	6,649	6,799

Equity method and other:

LIHTC investments (1)	4,863	4,767

Private equity and other	6,667	6,156

Total equity method and other	11,530	10,923

Total nonmarketable equity investments (2)	$18,179	17,722

Marketable equity securities:

Cost	$2,263	2,337

Net unrealized gains	516	448

Total marketable equity securities (3)	$2,779	2,785

(1)	Represents low income housing tax credit investments
(2)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(3)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2013, core deposits were 117% of total loans, compared with 116% a year ago. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.

Table 44 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 44: Short-Term Borrowings

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2013	2012	2012	2012	2012

Balance, period end

Commercial paper and other short-term borrowings	$22,263	22,202	20,474	19,695	17,759

Federal funds purchased and securities sold under agreements to repurchase	38,430	34,973	31,483	36,328	33,205

Total	$60,693	57,175	51,957	56,023	50,964

Average daily balance for period

Commercial paper and other short-term borrowings	$20,850	20,609	19,675	18,072	18,038

Federal funds purchased and securities sold under agreements to repurchase	34,561	32,212	32,182	33,626	30,344

Total	$55,411	52,821	51,857	51,698	48,382

Maximum month-end balance for period

Commercial paper and other short-term borrowings (1)	$22,263	22,202	20,474	19,695	18,323

Federal funds purchased and securities sold under agreements to repurchase (2)	38,430	35,941	32,766	36,328	33,205

(1)	Highest month-end balance in each of the last five quarters was in March 2013 and December, September, June and January 2012.
(2)	Highest month-end balance in each of the last five quarters was in March 2013 and October, July, June and March 2012.

We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets, as well as other market participants, generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of Federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, a reduction in credit rating would not cause us to violate any of our debt covenants. Generally, rating agencies review a firm’s ratings at least annually. There were no changes to our credit ratings in first quarter 2013. See the “Risk Management – Asset/Liability Management” and “Risk Factors” sections in our 2012 Form 10-K for additional information regarding our credit ratings as of December 31, 2012, and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 12 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.

On December 20, 2011, the FRB proposed enhanced liquidity risk management rules. On January 6, 2013, the Basel Committee on Bank Supervision (BCBS) endorsed a revised liquidity framework for banks. These rules have not yet been finalized and adopted by the FRB. The proposed rules would require modifications to our existing liquidity risk management processes. This includes increased frequency of liquidity reporting and stress testing, maintenance of a 30-day liquidity buffer comprised of highly-liquid assets and additional corporate governance requirements. We will continue to analyze the proposed rules and other regulatory proposals that may affect liquidity risk management, including Basel III, to determine the level of operational or compliance impact to Wells Fargo. For additional information see the “Capital Management” and “Regulatory Reform” sections in this Report and in our 2012 Form 10-K.

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In April 2012, the Parent filed a registration statement with the

50

SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. During first quarter 2013, the Parent issued $2.1 billion of senior notes, of which $385 million were registered with the SEC. In addition, during first quarter 2013, the Parent issued $2.0 billion of registered subordinated medium term notes. Since March 31, 2013, the Parent has issued $2.0 billion of registered senior notes, and $1.8 billion of unregistered senior notes.

The Parent’s proceeds from securities issued in the first quarter 2013 were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise.

Table 45 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series L & M, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices or bearing interest at a fixed or floating rate.

Table 45: Medium-Term Note (MTN) Programs

			March 31, 2013
(in billions)	Date established		Debt issuance authority	Available for issuance

MTN program:
Series L & M (1)	May 2012		$25.0	18.9
Series K (1) (3)	April 2010		25.0	22.8
European (2) (3)	December 2009		25.0	20.2
Australian (2) (4)	June 2005	AUD	10.0	5.8

(1)	SEC registered.
(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
(3)	As amended in April 2012.
(4)	As amended in October 2005 and March 2010.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At March 31, 2013, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $99.5 billion in long-term debt issuance authority. In March 2012, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. During first quarter 2013, Wells Fargo Bank, N.A. issued $3.0 billion of senior notes. At March 31, 2013, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50 billion in short-term senior notes and $42.5 billion in long-term senior or subordinated notes.

Wells Fargo Canada Corporation In January 2012, Wells Fargo Canada Corporation (WFCC, formerly known as Wells Fargo Financial Canada Corporation), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to CAD $7.0 billion in medium-term notes. During first quarter 2013, WFCC issued CAD $500 million in medium-term notes. At March 31, 2013, CAD $3.5 billion remained available for future issuance. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

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

Capital Management

We have an active program for managing stockholders’ equity and regulatory capital, and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital primarily through the retention of earnings net of dividends. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $3.6 billion from December 31, 2012, predominantly from Wells Fargo net income of $5.2 billion, less common and preferred stock dividends of $1.6 billion. During first quarter 2013, we issued approximately 39 million shares of common stock, substantially all of which related to employee benefit plans. We also issued 25 million Depositary Shares, each representing a 1/1,000th interest in a share of the Company’s newly issued Non-Cumulative Perpetual Class A Preferred Stock, Series P, for an aggregate public offering price of $625 million. We also repurchased approximately 11 million shares of common stock in open market transactions and from employee benefit plans, at a net cost of $383 million, and approximately 6 million shares of common stock in settlement of a $200 million forward purchase contract entered into in fourth quarter 2012. In addition, the Company entered into a forward purchase contract in April 2013 and paid $500 million to an unrelated third party. This contract expires in third quarter 2013; however, the counterparty has the right to accelerate settlement. Also, the Company redeemed $2.8 billion of trust preferred securities in first quarter 2013 consistent with the capital plan included in the 2012 CCAR. For additional information about our forward repurchase agreements see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Regulatory Capital Guidelines

The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At March 31, 2013, the Company and each of our subsidiary banks were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

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

Effective January 1, 2013, the Company implemented changes to the market risk capital rule, commonly referred to as

Basel 2.5, as required by the U.S. banking regulators. Basel 2.5 requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. Adoption of the market risk capital rule is reflected in the Company’s calculation of risk weighted assets and negatively impacted first quarter capital ratios under Basel I by approximately 25 basis points, but did not impact our ratio under Basel III, as its impact has historically been included in our calculations. For additional information see the “Risk Management – Asset/Liability Management” section in this Report.

In 2007, U.S. banking regulators approved a final rule adopting international guidelines for determining regulatory capital known as “Basel II.” Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. We entered the “parallel run phase” of Basel II in July 2012. During the “parallel run phase,” banks must successfully complete at least a four quarter evaluation period under supervision from regulatory agencies in order to be compliant with the Basel II final rule.

In December 2010, the BCBS finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed in response to the financial crisis of 2008 and 2009 and were intended to address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The guidelines, among other things, increase minimum capital requirements and when fully phased in require bank holding companies (BHCs) to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7.0% consisting of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer.

The BCBS has also issued additional Tier 1 common equity surcharge requirements for global systemically important banks (G-SIBs). The surcharge ranges from 1.0% to 3.5% of risk-weighted assets depending on the bank’s systemic importance, which is determined under an indicator-based approach that considers five broad categories: cross-jurisdictional activity; size; inter-connectedness; substitutability/financial institution infrastructure and complexity. These additional capital requirements for G-SIBs, which will be phased in beginning in January 2016 and become fully effective on January 1, 2019, are in addition to the minimum Basel III 7.0% Tier 1 common equity requirement finalized in December 2010. The Financial Stability Board (FSB), in an updated list published in November 2012 based on year-end 2011 data, identified the Company as one of the 28 G-SIBs and provisionally determined that the Company’s surcharge would be 1.0%. The FSB may revise the list of G-SIBs and their required surcharges prior to implementation based on additional or future data.

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

Although uncertainty exists regarding final capital rules, we evaluate the impact of Basel III on our capital ratios based on our interpretation of the proposed capital requirements and we estimate that our Tier 1 common equity ratio under the Basel III capital proposals exceeded the fully phased-in minimum of 7.0% by 139 basis points at March 31, 2013. The proposed Basel III capital rules and interpretations and assumptions used in estimating our Basel III calculations are subject to change depending on final promulgation of Basel III capital rulemaking.

In October 2012, the FRB issued final rules regarding stress testing requirements as required under the Dodd-Frank Act provision imposing enhanced prudential standards on large BHCs such as Wells Fargo. The OCC issued and finalized similar rules during 2012 for stress testing of large national banks. These stress testing rules, which became effective for Wells Fargo on November 15, 2012, set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements.

Table 46 and Table 47, which appear at the end of this Capital Management section, provide information regarding our Tier 1 common equity calculations under Basel I and as estimated under Basel III, respectively.

Capital Planning

Under the FRB’s capital plan rule, large BHCs are required to submit capital plans annually for review to determine if the FRB had any objections before making any capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions.

Under the FRB’s capital plan rule, our 2013 CCAR included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB used to conduct a CCAR in 2012. As part of the 2013 CCAR, the FRB also generated a supervisory stress test driven by a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB reviewed the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB published its supervisory stress test results as required under the Dodd-Frank Act on March 7, 2013. On March 14, 2013, the FRB notified us that it did not object to our capital plan included in the 2013 CCAR. The capital plan included an increase in our second quarter 2013 common stock dividend rate to $0.30 per share, which was approved by the Board on April 23, 2013.

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

In October 2012, the Board authorized the repurchase of 200 million shares. At March 31, 2013, we had remaining authority under this authorization to purchase approximately 181 million shares, subject to regulatory and legal conditions. For more information about share repurchases during 2013, see Part II, Item 2 of this Report.

Historically, our policy has been to repurchase shares under the “safe harbor” conditions of Rule 10b-18 of the Securities Exchange Act of 1934 including a limitation on the daily volume of repurchases. Rule 10b-18 imposes an additional daily volume limitation on share repurchases during a pending merger or acquisition in which shares of our stock will constitute some or all of the consideration. Our management may determine that during a pending stock merger or acquisition when the safe

Capital Management (continued)

harbor would otherwise be available, it is in our best interest to repurchase shares in excess of this additional daily volume limitation. In such cases, we intend to repurchase shares in compliance with the other conditions of the safe harbor, including the standing daily volume limitation that applies whether or not there is a pending stock merger or acquisition.

In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The Board authorized the repurchase by the Company of up to

$1 billion of the warrants. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. We have purchased an additional 986,426 warrants, all on the open market, since the U.S. Treasury auction. At March 31, 2013, there were 39,109,299 warrants outstanding and exercisable and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Table 46: Tier 1 Common Equity Under Basel I (1)

		Mar. 31,	Dec. 31,
(in billions)		2013	2012

Total equity		$163.4	158.9
Noncontrolling interests		(1.3)	(1.3)

Total Wells Fargo stockholders’ equity		162.1	157.6

Adjustments:
Preferred equity		(12.6)	(12.0)
Goodwill and intangible assets (other than MSRs)		(32.5)	(32.9)
Applicable deferred taxes		3.1	3.2
MSRs over specified limitations		(0.8)	(0.7)
Cumulative other comprehensive income		(5.1)	(5.6)
Other		(0.6)	(0.6)

Tier 1 common equity	(A)	$113.6	109.0

Total risk-weighted assets (2)	(B)	$1,094.3	1,077.1

Tier 1 common equity to total risk-weighted assets (2)	(A)/(B)	10.39%	10.12

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants. Effective January 1, 2013, we implemented changes to the market risk capital rule, commonly referred to as Basel 2.5. Adoption of Basel 2.5 negatively impacted the ratios under Basel I by approximately 25 basis points as of March 31, 2013.
(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

Table 47: Tier 1 Common Equity Under Basel III (Estimated) (1)(2)

(in billions)		March 31, 2013

Tier 1 common equity under Basel I		$113.6

Adjustments from Basel I to Basel III (3) (5):
Cumulative other comprehensive income related to AFS securities and defined benefit pension plans		4.8
Other		0.5

Total adjustments from Basel I to Basel III		5.3
Threshold deductions, as defined under Basel III (4) (5)		(0.9)

Tier 1 common equity anticipated under Basel III	(C)	$118.0

Total risk-weighted assets anticipated under Basel III (6)	(D)	$1,406.2

Tier 1 common equity to total risk-weighted assets anticipated under Basel III	(C)/(D)	8.39%

(1)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	The Basel III Tier 1 common equity and risk-weighted assets are calculated based on management’s current interpretation of the Basel III capital rules proposed by federal banking agencies in notices of proposed rulemaking announced in June 2012. The proposed rules and interpretations and assumptions used in estimating Basel III calculations are subject to change depending on final promulgations of Basel III capital rules.
(3)	Adjustments from Basel I to Basel III represent reconciling adjustments, primarily certain components of cumulative other comprehensive income deducted for Basel I purposes, to derive Tier 1 common equity under Basel III.
(4)	Threshold deductions, as defined under Basel III, include individual and aggregate limitations, as a percentage of Tier 1 common equity, with respect to MSRs (net of related deferred tax liability, which approximates the MSR book value times the applicable statutory tax rates), deferred tax assets and investments in unconsolidated financial companies.
(5)	Volatility in interest rates can have a significant impact on the valuation of cumulative other comprehensive income and MSRs and therefore, may impact adjustments from Basel I to Basel III, and MSRs subject to threshold deductions, as defined under Basel III, in future reporting periods.
(6)	Under current Basel proposals, risk-weighted assets incorporate different classifications of assets, with certain risk weights based on a borrower’s credit rating or Wells Fargo’s own risk models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements. The amount of risk-weighted assets anticipated under Basel III is preliminary and subject to change depending on final promulgation of Basel III capital rulemaking and interpretations thereof by regulatory authorities.

Regulatory Reform

The financial services industry is experiencing a significant increase in regulation and regulatory oversight initiatives that may substantially change how most U.S. financial services companies conduct business. Regulation mandated by the Dodd-Frank Act is the source of most current U.S. regulatory reform, and many aspects of the Dodd-Frank Act remain subject to final rulemaking, guidance, and interpretation by regulatory authorities.

For a discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business, we refer you to the “Regulatory Reform” section of our 2012 Form 10-K.

Critical Accounting Policies

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	the allowance for credit losses;
•	PCI loans;

•	the valuation of residential MSRs;

•	liability for mortgage loan repurchase losses;

•	the fair valuation of financial instruments; and

•	income taxes.

Management has reviewed and approved these critical accounting policies and has discussed these policies with the Board’s Audit and Examination Committee. These policies are described further in the “Financial Review – Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K.

Current Accounting Developments

There are no pending accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that would impact the Company.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements in this Report include, but are not limited to, statements we make about: (i) future results of the Company, including our outlook for future growth; (ii) our noninterest expense and efficiency ratio, including our targeted efficiency ratio range as part of our expense management initiatives; (iii) future credit quality and performance, including our expectations regarding future loan losses in our loan portfolios and life-of-loan estimates; our foreign loan exposure; the level and loss content of NPAs and nonaccrual loans; the appropriateness of the allowance for credit losses, including our current expectation of future allowance releases; the recast risk in our Pick-a-Pay portfolio; and the reduction or mitigation of risk in our loan portfolios and the effects of loan modification programs; (iv) our expectations regarding net interest income and net interest margin; (v) future capital levels and our estimated Tier 1 common equity ratio as of March 31, 2013, under proposed Basel III capital standards; (vi) our mortgage repurchase exposure and exposure relating to our mortgage practices, including foreclosures and servicing; (vii) our mortgage originations, including mortgage volume, sale or retention of our mortgage production, and gain on sale margins; (viii) our expectations regarding compliance and the anticipated impact of regulations and initiatives of federal and state government entities related to our mortgage servicing and foreclosure practices, our loan modification efforts and our refinancing activities; (ix) the expected outcome and impact of legal, regulatory and legislative developments, including the Dodd-Frank Act; (x) future common stock dividends, common share repurchases and other uses of capital; (xi) our targeted range for ROA and ROE; (xii) our full year 2013 effective income tax rate; and (xiii) the Company’s plans, objectives and strategies, including our belief that we have more opportunity to increase cross-sell of our products.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•	current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax
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

•

financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and other legislation and regulation relating to bank products and services, as well as the extent of our ability to mitigate the loss of revenue and income from financial services reform and other legislation and regulation;

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

•

negative effects relating to our mortgage servicing and foreclosure practices, including our ability to meet our obligations under the settlement in principle with the Department of Justice and other federal and state government entities, as well as changes in our procedures or practices and/or industry standards or practices, regulatory or judicial requirements, penalties or fines, increased servicing and other costs or obligations, including loan modification requirements, or delays or moratoriums on foreclosures;

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

•

losses relating to Super Storm Sandy, including the result of damage or loss to our collateral for loans in our consumer and commercial loan portfolios, the extent of insurance coverage, or the level of government assistance for our borrowers;

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

•	our ability to sell more products to our existing customers through our cross-selling efforts;

•	the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	changes in the value of our venture capital investments;

•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied or interpreted;

•	mergers, acquisitions and divestitures;

•	changes in the Company’s credit ratings and changes in the credit quality of the Company’s customers or counterparties;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences from regulatory violations and legal actions;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks;
•	the loss of checking and savings account deposits to other investments such as the stock market, and the resulting increase in our funding costs and impact on our net interest margin;

•	fiscal and monetary policies of the FRB; and

•	the other risk factors and uncertainties described under “Risk Factors” in our 2012 Form 10-K.

In addition to the above factors, we also caution that there is no assurance that our allowance for credit losses will be appropriate to cover future credit losses, especially if housing prices decline or unemployment worsens. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.

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

Risk Factors

An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section of our 2012 Form 10-K.

Controls and Procedures

Disclosure Controls and Procedures

The Company’s management evaluated the effectiveness, as of March 31, 2013, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended March 31,
(in millions, except per share amounts)	2013	2012

Interest income
Trading assets	$327	377
Securities available for sale	1,925	2,088
Mortgages held for sale	371	459
Loans held for sale	3	9
Loans	8,861	9,197
Other interest income	163	125

Total interest income	11,650	12,255

Interest expense
Deposits	369	457
Short-term borrowings	20	16
Long-term debt	697	830
Other interest expense	65	64

Total interest expense	1,151	1,367

Net interest income	10,499	10,888
Provision for credit losses	1,219	1,995

Net interest income after provision for credit losses	9,280	8,893

Noninterest income
Service charges on deposit accounts	1,214	1,084
Trust and investment fees	3,202	2,839
Card fees	738	654
Other fees	1,034	1,095
Mortgage banking	2,794	2,870
Insurance	463	519
Net gains from trading activities	570	640
Net gains (losses) on debt securities available for sale (1)	45	(7)
Net gains from equity investments (2)	113	364
Lease income	130	59
Other	457	631

Total noninterest income	10,760	10,748

Noninterest expense
Salaries	3,663	3,601
Commission and incentive compensation	2,577	2,417
Employee benefits	1,583	1,608
Equipment	528	557
Net occupancy	719	704
Core deposit and other intangibles	377	419
FDIC and other deposit assessments	292	357
Other	2,661	3,330

Total noninterest expense	12,400	12,993

Income before income tax expense	7,640	6,648
Income tax expense	2,420	2,328

Net income before noncontrolling interests	5,220	4,320
Less: Net income from noncontrolling interests	49	72

Wells Fargo net income	$5,171	4,248

Less: Preferred stock dividends and other	240	226

Wells Fargo net income applicable to common stock	$4,931	4,022

Per share information
Earnings per common share	$0.93	0.76
Diluted earnings per common share	0.92	0.75
Dividends declared per common share	0.25	0.22
Average common shares outstanding	5,279.0	5,282.6
Diluted average common shares outstanding	5,353.5	5,337.8

(1)	Total other-than-temporary impairment (OTTI) losses (gains) were $(15) million and $35 million for first quarter 2013 and 2012, respectively. Of total OTTI, losses of $34 million and $50 million were recognized in earnings, and gains of $(49) million and $(15) million were recognized as non-credit-related OTTI in other comprehensive income for first quarter 2013 and 2012, respectively.
(2)	Includes OTTI losses of $44 million and $15 million for first quarter 2013 and 2012, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Comprehensive Income (Unaudited)

	Quarter ended March 31,
(in millions)	2013	2012

Wells Fargo net income	$5,171	4,248

Other comprehensive income, before tax:
Foreign currency translation adjustments (1):
Net unrealized gains (losses) arising during the period	(18)	10
Securities available for sale:
Net unrealized gains (losses) arising during the period	(634)	1,874
Reclassification of net gains to net income	(113)	(226)
Derivatives and hedging activities:
Net unrealized gains arising during the period	7	42
Reclassification of net gains on cash flow hedges to net income	(87)	(107)
Defined benefit plans adjustments:
Net actuarial gains (losses) arising during the period	6	(5)
Amortization of net actuarial loss and other costs to net income	49	36

Other comprehensive income (loss), before tax	(790)	1,624
Income tax (expense) benefit related to other comprehensive income	288	(611)

Other comprehensive income (loss), net of tax	(502)	1,013
Less: Other comprehensive income from noncontrolling interests	3	4

Wells Fargo other comprehensive income (loss), net of tax	(505)	1,009

Wells Fargo comprehensive income	4,666	5,257
Comprehensive income from noncontrolling interests	52	76

Total comprehensive income	$4,718	5,333

(1)	There was no sale or liquidation of an investment in a foreign entity, and therefore no reclassification adjustment for the quarters ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	Mar. 31,	Dec. 31,
(in millions, except shares)	2013	2012

Assets
Cash and due from banks	$16,217	21,860
Federal funds sold, securities purchased under resale agreements and other short-term investments	143,804	137,313
Trading assets	62,274	57,482
Securities available for sale	248,160	235,199
Mortgages held for sale (includes $42,624 and $42,305 carried at fair value)	46,702	47,149
Loans held for sale (includes $0 and $6 carried at fair value)	194	110

Loans (includes $6,183 and $6,206 carried at fair value)	799,966	799,574
Allowance for loan losses	(16,711)	(17,060)

Net loans	783,255	782,514

Mortgage servicing rights:
Measured at fair value	12,061	11,538
Amortized	1,181	1,160
Premises and equipment, net	9,263	9,428
Goodwill	25,637	25,637
Other assets (includes $197 and $0 carried at fair value)	87,886	93,578

Total assets (1)	$1,436,634	1,422,968

Liabilities
Noninterest-bearing deposits	$278,909	288,207
Interest-bearing deposits	731,824	714,628

Total deposits	1,010,733	1,002,835
Short-term borrowings	60,693	57,175
Accrued expenses and other liabilities	75,622	76,668
Long-term debt (includes $0 and $1 carried at fair value)	126,191	127,379

Total liabilities (2)	1,273,239	1,264,057

Equity
Wells Fargo stockholders’ equity:
Preferred stock	14,412	12,883
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares and 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,136	59,802
Retained earnings	81,264	77,679
Cumulative other comprehensive income	5,145	5,650
Treasury stock – 193,038,624 shares and 215,497,298 shares	(6,036)	(6,610)
Unearned ESOP shares	(1,971)	(986)

Total Wells Fargo stockholders’ equity	162,086	157,554
Noncontrolling interests	1,309	1,357

Total equity	163,395	158,911

Total liabilities and equity	$1,436,634	1,422,968

(1)	Our consolidated assets at March 31, 2013 and December 31, 2012, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $156 million and $260 million; Trading assets, $135 million and $114 million; Securities available for sale, $2.6 billion and $2.8 billion; Mortgages held for sale, $257 million and $469 million; Net loans, $9.7 billion and $10.6 billion; Other assets, $434 million and 457 million, and Total assets, $13.2 billion and $14.6 billion, respectively.
(2)	Our consolidated liabilities at March 31, 2013 and December 31, 2012, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $3 million and $0 million; Accrued expenses and other liabilities, $105 million and $134 million; Long-term debt, $2.9 billion and $3.5 billion; and Total liabilities, $3.0 billion and $3.6 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2011	10,450,690	$11,431	5,262,611,636	$8,931
Cumulative effect of fair value election for certain residential mortgage servicing rights
Balance January 1, 2012	10,450,690	$11,431	5,262,611,636	$8,931
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			38,592,451	64
Common stock repurchased			(7,631,609)
Preferred stock issued to ESOP	940,000	940
Preferred stock released by ESOP
Preferred stock converted to common shares	(269,694)	(270)	7,928,700	13
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	670,306	670	38,889,542	77
Balance March 31, 2012	11,120,996	$12,101	5,301,501,178	$9,008

Balance January 1, 2013	10,558,865	$12,883	5,266,314,176	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			31,062,036
Common stock repurchased			(16,635,291)
Preferred stock issued to ESOP	1,200,000	1,200
Preferred stock released by ESOP
Preferred stock converted to common shares	(295,879)	(296)	8,031,929
Preferred stock issued	25,000	625
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	929,121	1,529	22,458,674	-
Balance March 31, 2013	11,487,986	$14,412	5,288,772,850	$9,136
The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
55,957	64,385	3,207	(2,744)	(926)	140,241	1,446	141,687
	2				2		2
55,957	64,387	3,207	(2,744)	(926)	140,243	1,446	141,689
	4,248				4,248	72	4,320
		1,009			1,009	4	1,013
(6)					(6)	(189)	(195)
815					879		879
150			(214)		(64)		(64)
88				(1,028)	-		-
(25)				295	270		270
257					-		-
12	(1,177)				(1,165)		(1,165)
	(219)				(219)		(219)
104					104		104
269					269		269
(52)					(52)		(52)
1,612	2,852	1,009	(214)	(733)	5,273	(113)	5,160

57,569	67,239	4,216	(2,958)	(1,659)	145,516	1,333	146,849

59,802	77,679	5,650	(6,610)	(986)	157,554	1,357	158,911

	5,171				5,171	49	5,220
		(505)			(505)	3	(502)
					-	(100)	(100)
(10)	(10)		898		878		878
200			(583)		(383)		(383)
108				(1,308)	-		-
(27)				323	296		296
51			245		-		-
(15)					610		610
17	(1,336)				(1,319)		(1,319)
	(240)				(240)		(240)
84					84		84
317					317		317
(391)			14		(377)		(377)
334	3,585	(505)	574	(985)	4,532	(48)	4,484
60,136	81,264	5,145	(6,036)	(1,971)	162,086	1,309	163,395

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Quarter ended March 31,
(in millions)	2013	2012
Cash flows from operating activities:
Net income before noncontrolling interests	$5,220	4,320
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,219	1,995
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	(984)	(1,007)
Depreciation and amortization	834	649
Other net gains	(2,695)	(1,663)
Stock-based compensation	625	539
Excess tax benefits related to stock incentive compensation	(86)	(98)
Originations of MHFS	(99,777)	(123,671)
Proceeds from sales of and principal collected on mortgages originated for sale	86,880	91,464
Originations of LHFS	-	(5)
Proceeds from sales of and principal collected on LHFS	92	2,893
Purchases of LHFS	(75)	(2,095)
Net change in:
Trading assets	13,135	43,480
Deferred income taxes	235	87
Accrued interest receivable	(288)	(113)
Accrued interest payable	156	184
Other assets, net	3,110	5,561
Other accrued expenses and liabilities, net	1,536	(6,615)
Net cash provided by operating activities	9,137	15,905
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(8,186)	(29,776)
Securities available for sale:
Sales proceeds	1,303	4,242
Prepayments and maturities	13,302	12,317
Purchases	(32,098)	(18,156)
Nonmarketable equity investments:
Sales proceeds	283	390
Purchases	(467)	(524)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(6,252)	(3,103)
Proceeds from sales (including participations) of loans originated for investment	2,764	2,193
Purchases (including participations) of loans	(1,105)	(2,423)
Principal collected on nonbank entities’ loans	5,828	2,003
Loans originated by nonbank entities	(5,289)	(1,620)
Net cash paid for acquisitions	-	(426)
Proceeds from sales of foreclosed assets	2,001	2,365
Changes in MSRs from purchases and sales	396	(14)
Other, net	1,363	(429)
Net cash used by investing activities	(26,157)	(32,961)
Cash flows from financing activities:
Net change in:
Deposits	7,898	10,194
Short-term borrowings	3,507	1,488
Long-term debt:
Proceeds from issuance	7,820	8,999
Repayment	(7,134)	(5,237)
Preferred stock:
Proceeds from issuance	610	-
Cash dividends paid	(306)	(286)
Common stock:
Proceeds from issuance	644	879
Repurchased	(383)	(64)
Cash dividends paid	(1,284)	(1,165)
Excess tax benefits related to stock incentive compensation	86	98
Net change in noncontrolling interests	(81)	(290)
Net cash provided by financing activities	11,377	14,616
Net change in cash and due from banks	(5,643)	(2,440)
Cash and due from banks at beginning of period	21,860	19,440
Cash and due from banks at end of period	$16,217	17,000
Supplemental cash flow disclosures:
Cash paid for interest	$995	1,183
Cash paid for income taxes	377	333

The accompanying notes are an integral part of these statements. See Note 1 for noncash activities.

See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Statements and related Notes of this Form 10-Q.

Note 1: Summary of Significant Accounting Policies

Wells Fargo & Company is a diversified financial services company. We provide banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage, and consumer and commercial finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states, the District of Columbia, and in foreign countries. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us,” we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company. We also hold a majority interest in a real estate investment trust, which has publicly traded preferred stock outstanding.

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

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

Accounting Standards Adopted in 2013

In first quarter 2013, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2011-11, Disclosures about Offsetting Assets and Liabilities;
•	ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities; and
•	ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

ASU 2011-11 expands the disclosure requirements for certain financial instruments and derivatives that are subject to enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the statement of financial position. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the statement of financial position. In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of ASU 2011-11 by limiting the disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent they are subject to an enforceable master netting or similar arrangement. We adopted this guidance in first quarter 2013 with retrospective application. These Updates did not affect our consolidated financial results since they amend only the disclosure requirements for offsetting financial instruments. See Notes 10 and 12 for the new disclosures.

ASU 2013-02 requires companies to disclose the effect on net income line items from significant amounts reclassified out of accumulated other comprehensive income and entirely into net income. If reclassifications are partially or entirely capitalized on the balance sheet, then companies must provide a cross-reference to disclosures that provide information about the effect of the reclassifications. We adopted this guidance in first quarter 2013 with retrospective application. This Update did not affect our consolidated financial results as it amends only the disclosure requirements for accumulated other comprehensive income. See Note 17 for expanded disclosures on reclassification adjustments.

Private Share Repurchases

In December 2012, we entered into a private forward repurchase contract with an unrelated third party. This contract settled in first quarter 2013 for approximately 6 million shares of our common stock. We entered into this transaction to complement our open-market common stock repurchase strategies, to allow us to manage our share repurchases in a manner consistent with our capital plan submitted under the 2012 Comprehensive Capital Analysis and Review (CCAR), and to provide an economic benefit to the Company. In connection with this contract, we paid $200 million to the counterparty, which was recorded in permanent equity in the quarter paid and was not subject to re-measurement. The classification of the up-front payment as permanent equity assured that we would have appropriate repurchase timing consistent with our 2012 capital plan, which contemplated a fixed dollar amount available per quarter for share repurchases pursuant to Federal Reserve Board (FRB) supervisory guidance. In return, the counterparty agreed to deliver a variable number of shares based on a per share

Note 1: Summary of Significant Accounting Policies (continued)

discount to the volume-weighted average stock price over the contract period. The counterparty had the right to accelerate settlement with delivery of shares prior to the contractual settlement. There were no scenarios where the contracts would not either physically settle in shares or allow us to choose the settlement method.

In April 2013 we entered into a similar private forward repurchase contract and paid $500 million to an unrelated third party. This contract expires in third quarter 2013; however, the counterparty has the right to accelerate settlement. The amount we paid to the counterparty meets accounting requirements to be treated as a permanent equity reduction.

SUPPLEMENTAL CASH FLOW INFORMATION  Noncash activities are presented below, including information on transfers affecting MHFS, LHFS, and MSRs.

	Quarter ended March 31,
(in millions)	2013	2012

Transfers from (to) loans to (from) securities available for sale	$(108)	588
Trading assets retained from securitization of MHFS	17,940	41,362
Capitalization of MSRs from sale of MHFS	991	1,484
Transfers from MHFS to foreclosed assets	9	59
Transfers from loans to MHFS	2,475	1,355
Transfers from loans to LHFS	86	36
Transfers from loans to foreclosed assets	1,308	2,335
Changes in consolidations (deconsolidations) of variable interest entities:
Loans	(304)	(515)
Long-term debt	(342)	(515)

SUBSEQUENT EVENTS  We have evaluated the effects of events that have occurred subsequent to period end March 31, 2013, and there have been no material events that would require recognition in our first quarter 2013 consolidated financial statements or disclosure in the Notes to the financial statements.

Note 2: Business Combinations

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional contingent consideration related to acquisitions, which is considered to be a guarantee, see Note 10.

We did not complete any acquisitions in the first quarter 2013 and we had no pending business combinations as of March 31, 2013.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments

The following table provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. The majority of interest-earning deposits at March 31, 2013 and December 31, 2012, were held at the Federal Reserve.

	Mar. 31,	Dec. 31,
(in millions)	2013	2012

Federal funds sold and securities purchased under resale agreements	$37,582	33,884
Interest-earning deposits	105,506	102,408
Other short-term investments	716	1,021

Total	$143,804	137,313

We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $10.5 billion and $9.5 billion at March 31, 2013 and December 31, 2012, respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section of Note 10.

Note 4: Securities Available for Sale

The following table provides the amortized cost and fair value by major categories of securities available for sale carried at fair value. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative OCI. There were no securities classified as held to maturity as of the periods presented.

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

March 31, 2013

Securities of U.S. Treasury and federal agencies	$6,862	34	(12)	6,884
Securities of U.S. states and political subdivisions	38,925	1,932	(401)	40,456
Mortgage-backed securities:
Federal agencies	101,876	3,767	(171)	105,472
Residential	13,472	1,829	(42)	15,259
Commercial	18,492	1,623	(195)	19,920

Total mortgage-backed securities	133,840	7,219	(408)	140,651

Corporate debt securities	20,223	1,286	(60)	21,449
Collateralized loan and other debt obligations (1)	16,085	647	(69)	16,663
Other (2)	18,792	555	(69)	19,278

Total debt securities	234,727	11,673	(1,019)	245,381

Marketable equity securities:
Perpetual preferred securities	1,930	357	(25)	2,262
Other marketable equity securities	333	192	(8)	517

Total marketable equity securities	2,263	549	(33)	2,779

Total	$236,990	12,222	(1,052)	248,160

December 31, 2012

Securities of U.S. Treasury and federal agencies	$7,099	47	-	7,146
Securities of U.S. states and political subdivisions	37,120	2,000	(444)	38,676
Mortgage-backed securities:
Federal agencies	92,855	4,434	(4)	97,285
Residential	14,178	1,802	(49)	15,931
Commercial	18,438	1,798	(268)	19,968

Total mortgage-backed securities	125,471	8,034	(321)	133,184

Corporate debt securities	20,120	1,282	(69)	21,333
Collateralized loan and other debt obligations (1)	12,726	557	(95)	13,188
Other (2)	18,410	553	(76)	18,887

Total debt securities	220,946	12,473	(1,005)	232,414
Marketable equity securities:
Perpetual preferred securities	1,935	281	(40)	2,176
Other marketable equity securities	402	216	(9)	609

Total marketable equity securities	2,337	497	(49)	2,785

Total	$223,283	12,970	(1,054)	235,199

(1)	Includes collateralized debt obligations with a cost basis and fair value of $543 million and $674 million, respectively, at March 31, 2013, and $556 million and $644 million, respectively, at December 31, 2012.
(2)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $5.6 billion and $5.7 billion, respectively, at March 31, 2013, and $5.9 billion each at December 31, 2012. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $626 million and $853 million, respectively, at March 31, 2013, and $695 million and $918 million, respectively, at December 31, 2012. The remaining balances primarily include asset-backed securities collateralized by credit cards and student loans.

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

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

March 31, 2013

Securities of U.S. Treasury and federal agencies	$(12)	4,369	-	-	(12)	4,369
Securities of U.S. states and political subdivisions	(81)	5,053	(320)	4,031	(401)	9,084
Mortgage-backed securities:
Federal agencies	(171)	20,109	-	-	(171)	20,109
Residential	(16)	791	(26)	975	(42)	1,766
Commercial	(14)	1,672	(181)	2,268	(195)	3,940

Total mortgage-backed securities	(201)	22,572	(207)	3,243	(408)	25,815
Corporate debt securities	(15)	1,351	(45)	249	(60)	1,600
Collateralized loan and other debt obligations	(2)	2,879	(67)	490	(69)	3,369
Other	(11)	1,928	(58)	1,005	(69)	2,933

Total debt securities	(322)	38,152	(697)	9,018	(1,019)	47,170
Marketable equity securities:
Perpetual preferred securities	(3)	175	(22)	446	(25)	621
Other marketable equity securities	(8)	58	-	-	(8)	58

Total marketable equity securities	(11)	233	(22)	446	(33)	679

Total	$(333)	38,385	(719)	9,464	(1,052)	47,849

December 31, 2012

Securities of U.S. Treasury and federal agencies	$-	-	-	-	-	-
Securities of U.S. states and political subdivisions	(55)	2,709	(389)	4,662	(444)	7,371
Mortgage-backed securities:
Federal agencies	(4)	2,247	-	-	(4)	2,247
Residential	(4)	261	(45)	1,564	(49)	1,825
Commercial	(6)	491	(262)	2,564	(268)	3,055

Total mortgage-backed securities	(14)	2,999	(307)	4,128	(321)	7,127

Corporate debt securities	(14)	1,217	(55)	305	(69)	1,522
Collateralized loan and other debt obligations	(2)	1,485	(93)	798	(95)	2,283
Other	(11)	2,153	(65)	1,010	(76)	3,163

Total debt securities	(96)	10,563	(909)	10,903	(1,005)	21,466

Marketable equity securities:
Perpetual preferred securities	(3)	116	(37)	538	(40)	654
Other marketable equity securities	(9)	48	-	-	(9)	48

Total marketable equity securities	(12)	164	(37)	538	(49)	702

Total	$(108)	10,727	(946)	11,441	(1,054)	22,168

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

For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 1 and Note 5 in our 2012 Form 10-K. There have been no material changes to our methodologies for assessing impairment in first quarter 2013.

The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $22 million and $2.5 billion, respectively, at March 31, 2013, and $19 million and $2.0 billion, respectively, at December 31, 2012. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

March 31, 2013

Securities of U.S. Treasury and federal agencies	$(12)	4,369	-	-
Securities of U.S. states and political subdivisions	(346)	8,556	(55)	528
Mortgage-backed securities:
Federal agencies	(171)	20,109	-	-
Residential	(3)	64	(39)	1,702
Commercial	(35)	2,993	(160)	947

Total mortgage-backed securities	(209)	23,166	(199)	2,649

Corporate debt securities	(23)	1,170	(37)	430
Collateralized loan and other debt obligations	(36)	3,183	(33)	186
Other	(46)	2,844	(23)	89

Total debt securities	(672)	43,288	(347)	3,882
Perpetual preferred securities	(25)	621	-	-

Total	$(697)	43,909	(347)	3,882

December 31, 2012

Securities of U.S. Treasury and federal agencies	$-	-	-	-
Securities of U.S. states and political subdivisions	(378)	6,839	(66)	532
Mortgage-backed securities:
Federal agencies	(4)	2,247	-	-
Residential	(3)	78	(46)	1,747
Commercial	(31)	2,110	(237)	945

Total mortgage-backed securities	(38)	4,435	(283)	2,692

Corporate debt securities	(19)	1,112	(50)	410
Collateralized loan and other debt obligations	(49)	2,065	(46)	218
Other	(49)	3,034	(27)	129

Total debt securities	(533)	17,485	(472)	3,981
Perpetual preferred securities	(40)	654	-	-

Total	$(573)	18,139	(472)	3,981

Contractual Maturities

The following table shows the remaining contractual maturities and contractual yields (taxable-equivalent basis) of debt securities available for sale. The remaining contractual principal maturities for MBS do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

			Remaining contractual maturity
	Total	Weighted- average	Within one year		After one year through five years		After five years through ten years		After ten years

(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

March 31, 2013

Securities of U.S. Treasury and federal agencies	$6,884	1.62%	$386	0.42%	$498	1.57%	$6,000	1.70%	$-	-%
Securities of U.S. states and political subdivisions	40,456	5.22	2,050	2.49	11,156	2.15	3,209	5.57	24,041	6.82
Mortgage-backed securities:
Federal agencies	105,472	3.64	3	3.46	172	4.97	988	3.42	104,309	3.64
Residential	15,259	4.36	-	-	4	3.14	533	2.04	14,722	4.44
Commercial	19,920	5.34	9	5.74	93	3.81	108	2.88	19,710	5.36

Total mortgage-backed securities	140,651	3.96	12	5.13	269	4.54	1,629	2.93	138,741	3.97

Corporate debt securities	21,449	4.26	1,564	4.07	12,373	3.23	6,159	6.04	1,353	5.78
Collateralized loan and other debt obligations	16,663	1.49	84	0.63	1,065	0.80	7,246	1.09	8,268	1.94
Other	19,278	1.74	1,973	1.60	9,035	1.70	3,242	1.74	5,028	1.85

Total debt securities at fair value	$245,381	3.78%	$6,069	2.45%	$34,396	2.39%	$27,485	3.04%	$177,431	4.21%

December 31, 2012

Securities of U.S. Treasury and federal agencies	$7,146	1.59%	$376	0.43%	$661	1.24%	$6,109	1.70%	$-	-%
Securities of U.S. states and political subdivisions	38,676	5.29	1,861	2.61	11,620	2.18	3,380	5.51	21,815	7.15
Mortgage-backed securities:
Federal agencies	97,285	3.82	1	5.40	106	4.87	1,144	3.41	96,034	3.83
Residential	15,931	4.38	-	-	-	-	569	2.06	15,362	4.47
Commercial	19,968	5.33	-	-	78	3.69	101	2.84	19,789	5.35

Total mortgage-backed securities	133,184	4.12	1	5.40	184	4.37	1,814	2.95	131,185	4.13

Corporate debt securities	21,333	4.26	1,037	4.29	12,792	3.19	6,099	6.14	1,405	5.88
Collateralized loan and other debt obligations	13,188	1.35	44	0.96	1,246	0.71	7,376	1.01	4,522	2.08
Other	18,887	1.85	1,715	1.14	9,589	1.75	3,274	2.11	4,309	2.14

Total debt securities at fair value	$232,414	3.91%	$5,034	2.28%	$36,092	2.37%	$28,052	3.07%	$163,236	4.44%

Note 4: Securities Available for Sale (continued)

Realized Gains and Losses

The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the securities available-

for-sale portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 – Other Assets).

	Quarter ended March 31,
(in millions)	2013	2012
Gross realized gains	$156	281
Gross realized losses	(5)	(4)
OTTI write-downs	(38)	(51)
Net realized gains from securities available for sale	113	226
Net realized gains from private equity investments	45	131
Net realized gains from debt securities and equity investments	$158	357

Other-Than-Temporary Impairment

The following table shows the detail of total OTTI write-downs included in earnings for debt securities, marketable securities and nonmarketable equity investments.

	Quarter ended March 31,
(in millions)	2013	2012

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$-	-
Mortgage-backed securities:
Residential	15	14
Commercial	15	30
Corporate debt securities	2	1
Collateralized loan and other debt obligations	-	-
Other debt securities	2	5

Total debt securities	34	50

Equity securities:
Marketable equity securities:
Perpetual preferred securities	-	1
Other marketable equity securities	4	-

Total marketable equity securities	4	1

Total securities available for sale	38	51

Nonmarketable equity investments	40	14

Total OTTI write-downs included in earnings	$78	65

Other-Than-Temporarily Impaired Debt Securities

The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the related changes in OCI for the same securities.

	Quarter ended March 31,
(in millions)	2013	2012

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$23	50
Intent-to-sell OTTI	11	-

Total recorded as part of gross realized losses	34	50

Changes to OCI for increase (decrease) in non-credit-related OTTI (1):
U.S. states and political subdivisions	-	-
Residential mortgage-backed securities	(9)	(9)
Commercial mortgage-backed securities	(41)	(6)
Corporate debt securities	-	(1)
Collateralized loan and other debt obligations	(1)	-
Other debt securities	2	1

Total changes to OCI for non-credit-related OTTI	(49)	(15)

Total OTTI losses (gains) recorded on debt securities	$(15)	35

(1)	Represents amounts recorded to OCI on debt securities in periods where credit-related OTTI write-downs have occurred. Increases represent initial or subsequent non-credit-related OTTI on debt securities. Decreases represent partial to full reversal of impairment due to recoveries in the fair value of securities due to factors other than credit.

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

Changes in the credit loss component of credit-impaired debt securities that were recognized in earnings and related to securities that we do not intend to sell were:

	Quarter ended March 31,
(in millions)	2013	2012

Credit loss component, beginning of period	$1,289	1,272
Additions:
Initial credit impairments	1	5
Subsequent credit impairments	22	45

Total additions	23	50

Reductions:
For securities sold	(52)	(12)
For recoveries of previous credit impairments (1)	(8)	(8)

Total reductions	(60)	(20)

Credit loss component, end of period	$1,252	1,302

(1)	Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 4: Securities Available for Sale (continued)

To determine credit impairment losses for asset-backed securities (e.g., residential MBS, commercial MBS), we estimate expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current delinquencies and nonperforming assets

(NPAs), future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the security’s current effective interest rate to arrive at a present value amount. Total credit impairment losses on residential MBS that we do not intend to sell are shown in the table below. The table also presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for residential MBS.

	Quarter ended March 31,

($ in millions)	2013	2012

Credit impairment losses on residential MBS
Non-investment grade	$15	14

Significant inputs (non-agency – non-investment grade MBS)
Expected remaining life of loan loss rate (1):
Range (2)	1-20%	1-44
Credit impairment loss rate distribution (3):
0 - 10% range	94	46
10 - 20% range	4	11
20 - 30% range	2	1
Greater than 30%	-	42
Weighted average loss rate (4)	6	9
Current subordination levels (5):
Range (2)	0-41	0-57
Weighted average (4)	-	2
Prepayment speed (annual CPR (6)):
Range (2)	4-18	5-29
Weighted average (4)	14	15

(1)	Represents future expected credit losses on each pool of loans underlying respective securities expressed as a percentage of the total current outstanding loan balance of the pool for each respective security.
(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(3)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example 94% of credit impairment losses recognized in earnings for the quarter ended March 31, 2013, had expected remaining life of loan loss assumptions of 0 to 10%.
(4)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(5)	Represents current level of credit protection provided by tranches subordinate to our security holdings (subordination), expressed as a percentage of total current underlying loan balance.
(6)	Constant prepayment rate.

Total credit impairment losses on commercial MBS that we do not intend to sell were $6 million and $30 million for the quarters ended March 31, 2013 and 2012, respectively. Significant inputs considered in determining the credit impairment losses for commercial MBS are the expected remaining life of loan loss rates and current subordination levels. Prepayment activity on commercial MBS does not significantly impact the determination of their credit impairment because, unlike residential MBS, commercial MBS experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. The expected remaining life of loan loss rates for commercial MBS with credit impairment losses ranged from 4% to 14% and 5% to 14%, while the current subordination level ranges were 0% to 21% and 0% to 12% for the quarters ended March 31, 2013 and 2012, respectively.

Note 5: Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $7.0 billion and $7.4 billion at March 31, 2013 and December 31, 2012, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. Outstanding balances also include PCI loans net of any remaining purchase accounting adjustments. Information about PCI loans is presented separately in the “Purchased Credit-Impaired Loans” section of this Note.

(in millions)	Mar. 31, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$185,623	187,759
Real estate mortgage	106,119	106,340
Real estate construction	16,650	16,904
Lease financing	12,402	12,424
Foreign (1)	40,920	37,771

Total commercial	361,714	361,198

Consumer:
Real estate 1-4 family first mortgage	252,307	249,900
Real estate 1-4 family junior lien mortgage	72,543	75,465
Credit card	24,120	24,640
Automobile	47,259	45,998
Other revolving credit and installment	42,023	42,373

Total consumer	438,252	438,376

Total loans	$799,966	799,574

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

Loan Purchases, Sales, and Transfers

The following table summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale at lower of cost or market. This loan activity primarily includes loans added in business combinations and asset acquisitions, as well as purchases or sales of commercial loan participation interests, whereby we receive or transfer a portion of a loan after origination. The table excludes PCI loans and loans recorded at fair value, including loans originated for sale because their loan activity normally does not impact the allowance for credit losses.

	Quarter ended March 31,
	2013			2012
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Loans - held for investment:
Purchases (1)	$1,026	79	1,105	1,956	83	2,039
Sales	(2,016)	(316)	(2,332)	(1,820)	(153)	(1,973)
Transfers to MHFS/LHFS (1)	(80)	(7)	(87)	(36)	(1)	(37)

(1)	The “Purchases” and “Transfers to MHFS/LHFS” categories exclude activity in government insured/guaranteed loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans have different risk characteristics from the rest of our consumer portfolio, whereby this activity does not impact the allowance for loan losses in the same manner because the loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). On a net basis, such purchases net of transfers to MHFS were $2.0 billion and $3.5 billion for the quarters ended March 31, 2013 and 2012, respectively.

Commitments to Lend

A commitment to lend is a legally binding agreement to lend funds to a customer, usually at a stated interest rate, if funded, and for specific purposes and time periods. We generally require a fee to extend such commitments. Certain commitments are subject to loan agreements with covenants regarding the financial performance of the customer or borrowing base formulas on an ongoing basis that must be met before we are required to fund the commitment. We may reduce or cancel consumer commitments, including home equity lines and credit card lines, in accordance with the contracts and applicable law.

When we make commitments, we are exposed to credit risk. The maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are expected to expire without being used by the customer. In addition, we manage the potential risk in commitments to lend by limiting the total amount of commitments, both by individual customer and in total, by monitoring the size and maturity structure of these commitments and by applying the same credit standards for these commitments as for all of our credit activities. In some cases, we participate a portion of our interest in a commitment

75

Note 5: Loans and Allowance for Credit Losses (continued)

to others in an arrangement that reduces our contractual commitment amount. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 for information on standby letters of credit.

For certain loans and commitments to lend, we may require collateral or a guarantee, based on our assessment of a customer’s credit risk. We may require various types of collateral, including commercial and consumer real estate, autos, other short-term liquid assets such as accounts receivable or inventory and long-lived asset, such as equipment and other business assets. Collateral requirements for each loan or commitment may vary according to the specific credit underwriting, including terms and structure of loans funded immediately or under a commitment to fund at a later date.

The contractual amount of our unfunded credit commitments, net of participations and net of all standby and commercial letters of credit issued under the terms of these commitments, is summarized by portfolio segment and class of financing receivable in the following table:

(in millions)	Mar. 31, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$223,784	215,626
Real estate mortgage	6,887	6,165
Real estate construction	9,328	9,109
Foreign	8,151	8,423

Total commercial	248,150	239,323

Consumer:
Real estate 1-4 family first mortgage	37,064	42,657
Real estate 1-4 family junior lien mortgage	50,237	50,934
Credit card	73,911	70,960
Other revolving credit and installment	20,852	19,791

Total consumer	182,064	184,342

Total unfunded credit commitments	$430,214	423,665

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31,
(in millions)	2013	2012
Balance, beginning of period	$17,477	19,668
Provision for credit losses	1,219	1,995
Interest income on certain impaired loans (1)	(73)	(87)
Loan charge-offs:
Commercial:
Commercial and industrial	(181)	(359)
Real estate mortgage	(60)	(82)
Real estate construction	(5)	(80)
Lease financing	(3)	(8)
Foreign	(11)	(29)

Total commercial	(260)	(558)

Consumer:
Real estate 1-4 family first mortgage	(475)	(828)
Real estate 1-4 family junior lien mortgage	(514)	(820)
Credit card	(266)	(301)
Automobile	(164)	(179)
Other revolving credit and installment	(182)	(194)

Total consumer	(1,601)	(2,322)

Total loan charge-offs	(1,861)	(2,880)

Loan recoveries:
Commercial:
Commercial and industrial	88	103
Real estate mortgage	31	36
Real estate construction	39	13
Lease financing	4	6
Foreign	8	15

Total commercial	170	173

Consumer:
Real estate 1-4 family first mortgage	46	37
Real estate 1-4 family junior lien mortgage	65	57
Credit card	31	59
Automobile	88	105
Other revolving credit and installment	42	54

Total consumer	272	312

Total loan recoveries	442	485

Net loan charge-offs (2)	(1,419)	(2,395)

Allowances related to business combinations/other	(11)	(52)

Balance, end of period	$17,193	19,129

Components:
Allowance for loan losses	$16,711	18,852
Allowance for unfunded credit commitments	482	277

Allowance for credit losses (3)	$17,193	19,129

Net loan charge-offs (annualized) as a percentage of average total loans (2)	0.72%	1.25
Allowance for loan losses as a percentage of total loans (3)	2.09	2.46
Allowance for credit losses as a percentage of total loans (3)	2.15	2.50

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.
(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.
(3)	The allowance for credit losses includes $80 million and $245 million at March 31, 2013 and 2012, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

Note 5: Loans and Allowance for Credit Losses (continued)

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Quarter ended March 31,
	2013			2012
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Balance, beginning of period	$5,714	11,763	17,477	6,358	13,310	19,668
Provision for credit losses	192	1,027	1,219	188	1,807	1,995
Interest income on certain impaired loans	(19)	(54)	(73)	(31)	(56)	(87)

Loan charge-offs	(260)	(1,601)	(1,861)	(558)	(2,322)	(2,880)
Loan recoveries	170	272	442	173	312	485

Net loan charge-offs	(90)	(1,329)	(1,419)	(385)	(2,010)	(2,395)

Allowance related to business combinations/other	(11)	-	(11)	-	(52)	(52)

Balance, end of period	$5,786	11,407	17,193	6,130	12,999	19,129

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

March 31, 2013

Collectively evaluated (1)	$4,200	7,150	11,350	350,765	389,084	739,849
Individually evaluated (2)	1,533	4,230	5,763	7,447	22,941	30,388
PCI (3)	53	27	80	3,502	26,227	29,729

Total	$5,786	11,407	17,193	361,714	438,252	799,966

December 31, 2012

Collectively evaluated (1)	$3,951	7,524	11,475	349,035	389,559	738,594
Individually evaluated (2)	1,675	4,210	5,885	8,186	21,826	30,012
PCI (3)	88	29	117	3,977	26,991	30,968

Total	$5,714	11,763	17,477	361,198	438,376	799,574

(1)	Represents loans collectively evaluated for impairment in accordance with Accounting Standards Codification (ASC) 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than December 31, 2012. See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

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

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $18.6 billion in criticized commercial real estate (CRE) loans, $4.0 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate loss exposure.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Foreign	Total

March 31, 2013

By risk category:
Pass	$167,516	88,613	12,983	11,776	39,014	319,902
Criticized	17,916	15,667	2,900	626	1,201	38,310

Total commercial loans (excluding PCI)	185,432	104,280	15,883	12,402	40,215	358,212
Total commercial PCI loans (carrying value)	191	1,839	767	-	705	3,502

Total commercial loans	$185,623	106,119	16,650	12,402	40,920	361,714

December 31, 2012

By risk category:
Pass	$169,293	87,183	12,224	11,787	35,380	315,867
Criticized	18,207	17,187	3,803	637	1,520	41,354

Total commercial loans (excluding PCI)	187,500	104,370	16,027	12,424	36,900	357,221
Total commercial PCI loans (carrying value)	259	1,970	877	-	871	3,977

Total commercial loans	$187,759	106,340	16,904	12,424	37,771	361,198

    The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Foreign	Total

March 31, 2013

By delinquency status:
Current-29 DPD and still accruing	$183,759	100,399	14,827	12,339	40,140	351,464
30-89 DPD and still accruing	433	619	139	38	12	1,241
90+ DPD and still accruing	47	164	47	-	7	265
Nonaccrual loans	1,193	3,098	870	25	56	5,242

Total commercial loans (excluding PCI)	185,432	104,280	15,883	12,402	40,215	358,212
Total commercial PCI loans (carrying value)	191	1,839	767	-	705	3,502

Total commercial loans	$185,623	106,119	16,650	12,402	40,920	361,714

December 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$185,614	100,317	14,861	12,344	36,837	349,973
30-89 DPD and still accruing	417	503	136	53	12	1,121
90+ DPD and still accruing	47	228	27	-	1	303
Nonaccrual loans	1,422	3,322	1,003	27	50	5,824

Total commercial loans (excluding PCI)	187,500	104,370	16,027	12,424	36,900	357,221
Total commercial PCI loans (carrying value)	259	1,970	877	-	871	3,977

Total commercial loans	$187,759	106,340	16,904	12,424	37,771	361,198

CONSUMER CREDIT QUALITY INDICATORS We have various classes of consumer loans that present unique risks. Loan delinquency, FICO credit scores and LTV for loan types are common credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the allowance for credit losses for the consumer portfolio segment.

Many of our loss estimation techniques used for the allowance for credit losses rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality and the establishment of our allowance for credit losses.

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total

March 31, 2013

By delinquency status:
Current-29 DPD	$183,532	70,561	23,527	46,580	29,766	353,966
30-59 DPD	3,071	521	163	532	162	4,449
60-89 DPD	1,340	284	124	103	97	1,948
90-119 DPD	700	215	111	39	65	1,130
120-179 DPD	960	300	193	5	24	1,482
180+ DPD	6,251	521	2	-	5	6,779
Government insured/guaranteed loans (1)	30,367	-	-	-	11,904	42,271

Total consumer loans (excluding PCI)	226,221	72,402	24,120	47,259	42,023	412,025
Total consumer PCI loans (carrying value)	26,086	141	-	-	-	26,227

Total consumer loans	$252,307	72,543	24,120	47,259	42,023	438,252

December 31, 2012

By delinquency status:
Current-29 DPD	$179,870	73,256	23,976	44,973	29,546	351,621
30-59 DPD	3,295	577	211	798	168	5,049
60-89 DPD	1,528	339	143	164	108	2,282
90-119 DPD	853	265	122	57	73	1,370
120-179 DPD	1,141	358	187	5	28	1,719
180+ DPD	6,655	518	1	1	4	7,179
Government insured/guaranteed loans (1)	29,719	-	-	-	12,446	42,165

Total consumer loans (excluding PCI)	223,061	75,313	24,640	45,998	42,373	411,385
Total consumer PCI loans (carrying value)	26,839	152	-	-	-	26,991

Total consumer loans	$249,900	75,465	24,640	45,998	42,373	438,376

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $20.2 billion at March 31, 2013, and at December 31, 2012. Student loans 90+ DPD totaled $1.0 billion at March 31, 2013, compared with $1.1 billion at December 31, 2012.

Of the $9.4 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at March 31, 2013, $1.1 billion was accruing, compared with $10.3 billion past due and $1.1 billion accruing at December 31, 2012.

Real estate 1-4 family first mortgage loans 180 days or more past due totaled $6.3 billion, or 2.8% of total first mortgages (excluding PCI), at March 31, 2013, compared with $6.7 billion, or 3.0%, at December 31, 2012.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $5.1 billion at March 31, 2013, and $5.4 billion at December 31, 2012.

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total

March 31, 2013

By updated FICO:
< 600	$17,358	5,935	2,400	8,506	1,157	35,356
600-639	10,055	3,576	1,965	5,716	976	22,288
640-679	15,852	6,419	3,693	8,410	2,049	36,423
680-719	24,669	11,012	4,846	8,141	3,787	52,455
720-759	31,648	15,218	4,898	5,934	4,986	62,684
760-799	65,842	20,773	3,843	5,568	7,086	103,112
800+	27,530	8,323	1,998	4,648	1,957	44,456
No FICO available	2,900	1,146	477	336	3,049	7,908
FICO not required	-	-	-	-	5,072	5,072
Government insured/guaranteed loans (1)	30,367	-	-	-	11,904	42,271

Total consumer loans (excluding PCI)	226,221	72,402	24,120	47,259	42,023	412,025
Total consumer PCI loans (carrying value)	26,086	141	-	-	-	26,227

Total consumer loans	$252,307	72,543	24,120	47,259	42,023	438,252

December 31, 2012

By updated FICO:
< 600	$17,662	6,122	2,314	7,928	1,163	35,189
600-639	10,208	3,660	1,961	5,451	952	22,232
640-679	15,764	6,574	3,772	8,142	2,011	36,263
680-719	24,725	11,361	4,990	7,949	3,691	52,716
720-759	31,502	15,992	5,114	5,787	4,942	63,337
760-799	63,946	21,874	4,109	5,400	6,971	102,300
800+	26,044	8,526	2,223	4,443	1,912	43,148
No FICO available	3,491	1,204	157	898	2,882	8,632
FICO not required	-	-	-	-	5,403	5,403
Government insured/guaranteed loans (1)	29,719	-	-	-	12,446	42,165

Total consumer loans (excluding PCI)	223,061	75,313	24,640	45,998	42,373	411,385
Total consumer PCI loans (carrying value)	26,839	152	-	-	-	26,991

Total consumer loans	$249,900	75,465	24,640	45,998	42,373	438,376

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP.

LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. CLTV refers to the combination of first mortgage and junior lien mortgage (including unused line amounts for credit line products) ratios. LTVs and CLTVs are updated quarterly using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties, generally with an original value of $1 million or more, as the AVM values have proven less accurate for these properties.

The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. In recent years, the residential real estate markets experienced significant declines in property values and several markets, particularly California and Florida have experienced more significant declines than the national decline. These trends are considered in the way that we monitor credit risk and establish our allowance for credit losses. LTV does not necessarily reflect the likelihood of performance of a given loan, but does provide an indication of collateral value. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

Note 5: Loans and Allowance for Credit Losses (continued)

	March 31, 2013			December 31, 2012
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$58,559	11,626	70,185	56,247	12,170	68,417
60.01-80%	70,413	14,796	85,209	69,759	15,168	84,927
80.01-100%	36,406	17,464	53,870	34,830	18,038	52,868
100.01-120% (1)	16,626	13,259	29,885	17,004	13,576	30,580
> 120% (1)	12,268	13,675	25,943	13,529	14,610	28,139
No LTV/CLTV available	1,582	1,582	3,164	1,973	1,751	3,724
Government insured/guaranteed loans (2)	30,367	-	30,367	29,719	-	29,719
Total consumer loans (excluding PCI)	226,221	72,402	298,623	223,061	75,313	298,374
Total consumer PCI loans (carrying value)	26,086	141	26,227	26,839	152	26,991

Total consumer loans	$252,307	72,543	324,850	249,900	75,465	325,365

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	Mar. 31,	Dec. 31,
(in millions)	2013	2012

Commercial:
Commercial and industrial	$1,193	1,422
Real estate mortgage	3,098	3,322
Real estate construction	870	1,003
Lease financing	25	27
Foreign	56	50

Total commercial (1)	5,242	5,824

Consumer:
Real estate 1-4 family first mortgage (2)	11,320	11,455
Real estate 1-4 family junior lien mortgage	2,712	2,922
Automobile	220	245
Other revolving credit and installment	32	40

Total consumer	14,284	14,662

Total nonaccrual loans (excluding PCI)	$19,526	20,486

(1)	Includes LHFS of $15 million and $16 million at March 31, 2013 and December 31, 2012, respectively.
(2)	Includes MHFS of $368 million and $336 million at March 31, 2013 and December 31, 2012, respectively.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $5.8 billion at March 31, 2013, and $6.0 billion at December 31, 2012, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the FFELP were $21.7 billion at March 31, 2013, down from $21.8 billion at December 31, 2012.

The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	Mar. 31,	Dec. 31,
(in millions)	2013	2012

Loan 90 days or more past due and still accruing:

Total (excluding PCI):	$23,082	23,245
Less: FHA insured/guaranteed by the VA (1)(2)	20,745	20,745
Less: Student loans guaranteed under the FFELP (3)	977	1,065

Total, not government insured/guaranteed	$1,360	1,435

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$47	47
Real estate mortgage	164	228
Real estate construction	47	27
Foreign	7	1

Total commercial	265	303

Consumer:
Real estate 1-4 family first mortgage (2)	563	564
Real estate 1-4 family junior lien mortgage (2)	112	133
Credit card	306	310
Automobile	33	40
Other revolving credit and installment	81	85

Total consumer	1,095	1,132

Total, not government insured/guaranteed	$1,360	1,435

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.
(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

Note 5: Loans and Allowance for Credit Losses (continued)

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $723 million at March 31, 2013, and $705 million at December 31, 2012.

		Recorded investment
(in millions)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

March 31, 2013

Commercial:
Commercial and industrial	$2,851	1,821	1,732	305
Real estate mortgage	5,567	4,371	4,249	984
Real estate construction	1,701	1,181	1,166	228
Lease financing	50	35	35	10
Foreign	104	39	22	6

Total commercial (1)	10,273	7,447	7,204	1,533

Consumer:
Real estate 1-4 family first mortgage	22,547	19,610	15,116	3,063
Real estate 1-4 family junior lien mortgage	2,911	2,523	2,143	942
Credit card	502	501	501	203
Automobile	331	279	162	21
Other revolving credit and installment	34	27	21	1

Total consumer	26,325	22,940	17,943	4,230

Total impaired loans (excluding PCI)	$36,598	30,387	25,147	5,763

December 31, 2012

Commercial:
Commercial and industrial	$3,331	2,086	2,086	353
Real estate mortgage	5,766	4,673	4,537	1,025
Real estate construction	1,975	1,345	1,345	276
Lease financing	54	39	39	11
Foreign	109	43	43	9

Total commercial (1)	11,235	8,186	8,050	1,674

Consumer:
Real estate 1-4 family first mortgage	21,293	18,472	15,224	3,074
Real estate 1-4 family junior lien mortgage	2,855	2,483	2,070	859
Credit card	531	531	531	244
Automobile	314	314	314	27
Other revolving credit and installment	27	26	26	6

Total consumer	25,020	21,826	18,165	4,210

Total impaired loans (excluding PCI)	$36,255	30,012	26,215	5,884

(1)	Excludes the unpaid principal balance for loans with zero recorded investment.

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $409 million at March 31, 2013, and $421 million at December 31, 2012.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended March 31,
	2013		2012
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income

Commercial:
Commercial and industrial	$1,943	26	2,888	39
Real estate mortgage	4,421	32	5,135	17
Real estate construction	1,271	12	2,197	10
Lease financing	37	-	63	-
Foreign	32	-	30	-

Total commercial	7,704	70	10,313	66

Consumer:
Real estate 1-4 family first mortgage	18,944	251	14,501	189
Real estate 1-4 family junior lien mortgage	2,482	35	2,054	22
Credit card	517	15	594	14
Automobile	298	10	309	18
Other revolving credit and installment	26	1	23	-

Total consumer (1)	22,267	312	17,481	243

Total impaired loans (excluding PCI)	$29,971	382	27,794	309

Interest income:
Cash basis of accounting		$123		49
Other (2)		259		260

Total interest income		$382		309

(1)	Quarter ended March 31, 2013, reflects the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(2)	Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TROUBLED DEBT RESTRUCTURINGS (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.

We may require some borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans.

At March 31, 2013, the loans in trial modification period were $395 million under HAMP, $47 million under 2MP and $281 million under proprietary programs, compared with $402 million, $45 million and $258 million at December 31, 2012, respectively. Trial modifications with a recorded investment of $306 million at March 31, 2013, and $429 million at December 31, 2012, were accruing loans and $417 million and $276 million, respectively, were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that may be modified more than once, the table reflects each modification.

Note 5: Loans and Allowance for Credit Losses (continued)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Quarter ended March 31, 2013

Commercial:
Commercial and industrial	$-	67	327	394	1	7.60%	$67
Real estate mortgage	24	75	422	521	5	1.82	75
Real estate construction	-	-	109	109	4	-	-
Lease financing	-	-	-	-	-	-	-
Foreign	15	-	-	15	-	-	-

Total commercial	39	142	858	1,039	10	4.54	142

Consumer:
Real estate 1-4 family first mortgage	344	379	1,381	2,104	97	2.43	623
Real estate 1-4 family junior lien mortgage	27	48	168	243	15	3.24	72
Credit card	-	46	-	46	-	10.73	46
Automobile	1	6	24	31	8	6.39	6
Other revolving credit and installment	-	2	3	5	-	3.89	2
Trial modifications (6)	-	-	32	32	-	-	-

Total consumer	372	481	1,608	2,461	120	3.06	749

Total	$411	623	2,466	3,500	130	3.29%	$891

Quarter ended March 31, 2012

Commercial:
Commercial and industrial	$1	8	401	410	3	1.28%	$9
Real estate mortgage	4	52	485	541	-	1.90	53
Real estate construction	-	2	107	109	8	1.06	1
Lease financing	-	-	1	1	-	-	-
Foreign	-	-	2	2	-	-	-

Total commercial	5	62	996	1,063	11	1.79	63

Consumer:
Real estate 1-4 family first mortgage	306	297	199	802	59	2.83	540
Real estate 1-4 family junior lien mortgage	19	70	34	123	9	4.02	86
Credit card	-	74	-	74	-	10.88	74
Automobile	2	19	22	43	6	7.51	20
Other revolving credit and installment	-	-	1	1	-	-	-
Trial modifications (6)	-	-	577	577	-	-	-

Total consumer	327	460	833	1,620	74	3.93	720

Total	$332	522	1,829	2,683	85	3.76%	$783

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate. Quarter ended March 31, 2013, includes $1.3 billion of consumer loans resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(4)	Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $134 million and $92 million for quarters ended March 31, 2013 and 2012, respectively.
(5)	Reflects the effect of reduced interest rates on loans with principal or interest rate reduction primary modification type.
(6)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of previously reported trial modifications that became permanent in the current period.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Recorded investment of defaults
	Quarter ended March 31,
(in millions)	2013	2012

Commercial:
Commercial and industrial	$21	110
Real estate mortgage	61	252
Real estate construction	28	155

Total commercial	110	517

Consumer:
Real estate 1-4 family first mortgage	83	147
Real estate 1-4 family junior lien mortgage	10	20
Credit card	16	27
Automobile	4	6

Total consumer	113	200

Total	$223	717

Purchased Credit-Impaired Loans

Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008. The following table presents PCI loans net of any remaining purchase accounting adjustments. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.

	March 31,	December 31,
(in millions)	2013	2012	2008

Commercial:
Commercial and industrial	$191	259	4,580
Real estate mortgage	1,839	1,970	5,803
Real estate construction	767	877	6,462
Foreign	705	871	1,859

Total commercial	3,502	3,977	18,704

Consumer:
Real estate 1-4 family first mortgage	26,086	26,839	39,214
Real estate 1-4 family junior lien mortgage	141	152	728
Automobile	-	-	151

Total consumer	26,227	26,991	40,093

Total PCI loans (carrying value)	$29,729	30,968	58,797

Total PCI loans (unpaid principal balance)	$42,971	45,174	98,182

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

The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)

Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	131
Accretion into interest income (1)	(9,351)
Accretion into noninterest income due to sales (2)	(242)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	5,354
Changes in expected cash flows that do not affect nonaccretable difference (3)	12,209

Balance, December 31, 2012	18,548
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(447)
Accretion into noninterest income due to sales (2)	(151)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	31
Changes in expected cash flows that do not affect nonaccretable difference (3)	(16)

Balance, March 31, 2013	$17,965

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.
(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.
(3)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

PCI ALLOWANCE Based on our regular evaluation of estimates of cash flows expected to be collected, we may establish an allowance for a PCI loan or pool of loans, with a charge to income though the provision for losses. The following table summarizes the changes in allowance for PCI loan losses.

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Balance, December 31, 2008	$-	-	-	-
Provision for losses due to credit deterioration	1,693	-	123	1,816
Charge-offs	(1,605)	-	(94)	(1,699)

Balance, December 31, 2012	88	-	29	117
Reversal of provision for losses	(32)	-	-	(32)
Charge-offs	(3)	-	(2)	(5)

Balance, March 31, 2013	$53	-	27	80

COMMERCIAL PCI CREDIT QUALITY INDICATORS The following table provides a breakdown of commercial PCI loans by risk category.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

March 31, 2013

By risk category:
Pass	$96	341	222	8	667
Criticized	95	1,498	545	697	2,835

Total commercial PCI loans	$191	1,839	767	705	3,502

December 31, 2012

By risk category:
Pass	$95	341	207	255	898
Criticized	164	1,629	670	616	3,079

Total commercial PCI loans	$259	1,970	877	871	3,977

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides past due information for commercial PCI loans.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

March 31, 2013

By delinquency status:
Current-29 DPD and still accruing	$187	1,703	608	533	3,031
30-89 DPD and still accruing	2	57	28	-	87
90+ DPD and still accruing	2	79	131	172	384

Total commercial PCI loans	$191	1,839	767	705	3,502

December 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$235	1,804	699	704	3,442
30-89 DPD and still accruing	1	26	51	-	78
90+ DPD and still accruing	23	140	127	167	457

Total commercial PCI loans	$259	1,970	877	871	3,977

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

	March 31, 2013			December 31, 2012
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By delinquency status:
Current-29 DPD and still accruing	$21,608	188	21,796	22,304	198	22,502
30-59 DPD and still accruing	2,341	9	2,350	2,587	11	2,598
60-89 DPD and still accruing	1,243	5	1,248	1,361	7	1,368
90-119 DPD and still accruing	555	3	558	650	6	656
120-179 DPD and still accruing	706	7	713	804	7	811
180+ DPD and still accruing	5,245	109	5,354	5,356	116	5,472

Total consumer PCI loans (adjusted unpaid principal balance)	$31,698	321	32,019	33,062	345	33,407

Total consumer PCI loans (carrying value)	$26,086	141	26,227	26,839	152	26,991

The following table provides FICO scores for consumer PCI loans.

	March 31, 2013			December 31, 2012
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By FICO:
< 600	$12,638	134	12,772	13,163	144	13,307
600-639	6,388	64	6,452	6,673	68	6,741
640-679	6,358	69	6,427	6,602	73	6,675
680-719	3,443	35	3,478	3,635	39	3,674
720-759	1,675	10	1,685	1,757	11	1,768
760-799	840	5	845	874	6	880
800+	192	1	193	202	1	203
No FICO available	164	3	167	156	3	159

Total consumer PCI loans (adjusted unpaid principal balance)	$31,698	321	32,019	33,062	345	33,407

Total consumer PCI loans (carrying value)	$26,086	141	26,227	26,839	152	26,991

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	March 31, 2013			December 31, 2012
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

By LTV/CLTV:
0-60%	$1,414	21	1,435	1,374	21	1,395
60.01-80%	4,484	30	4,514	4,119	30	4,149
80.01-100%	9,987	59	10,046	9,576	61	9,637
100.01-120% (1)	7,617	90	7,707	8,084	93	8,177
> 120% (1)	8,150	120	8,270	9,889	138	10,027
No LTV/CLTV available	46	1	47	20	2	22

Total consumer PCI loans (adjusted unpaid principal balance)	$31,698	321	32,019	33,062	345	33,407

Total consumer PCI loans (carrying value)	$26,086	141	26,227	26,839	152	26,991

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets

The components of other assets were:

(in millions)	Mar. 31, 2013	Dec. 31, 2012
Nonmarketable equity investments:
Cost method:
Private equity investments	$2,451	2,572
Federal bank stock	4,198	4,227

Total cost method	6,649	6,799
Equity method and other:
LIHTC investments (1)	4,863	4,767
Private equity and other (2)	6,667	6,156
Total equity method and other	11,530	10,923
Total nonmarketable equity investments	18,179	17,722
Corporate/bank-owned life insurance	18,721	18,649
Accounts receivable	24,091	25,828
Interest receivable	5,294	5,006
Core deposit intangibles	5,605	5,915
Customer relationship and other amortized intangibles	1,284	1,352
Foreclosed assets:
GNMA (3)	969	1,509
Other	2,381	2,514
Operating lease assets	1,984	2,001
Due from customers on acceptances	275	282
Other	9,103	12,800

Total other assets	$87,886	93,578

(1)	Represents low income housing tax credit investments.
(2)	March 31, 2013, includes $197 million in nonmarketable equity investments that are measured at fair value. See Note 13 for additional information.
(3)	These are foreclosed real estate securing GNMA loans. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

Income related to nonmarketable equity investments was:

	Quarter ended March 31,
(in millions)	2013	2012
Net realized gains from private equity investments	$45	131
All other	37	21

Total	$82	152

Note 7: Securitizations and Variable Interest Entities

Involvement with SPEs

In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, assets from our balance sheet are transferred to an SPE, which then issues to investors various forms of interests in those assets and may also enter into derivative transactions. In a securitization transaction, we typically receive cash and/or other interests in an SPE as proceeds for the assets we transfer. Also, in certain transactions, we may retain the right to service the transferred receivables and to repurchase those receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. In addition, we may purchase the right to service loans in an SPE that were transferred to the SPE by a third party.

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

We have segregated our involvement with VIEs between those VIEs which we consolidate, those which we do not consolidate and those for which we account for the transfers of financial assets as secured borrowings. Secured borrowings are transactions involving transfers of our financial assets to third parties that are accounted for as financings with the assets pledged as collateral. Accordingly, the transferred assets remain recognized on our balance sheet. Subsequent tables within this Note further segregate these transactions by structure type.

Note 7: Securitizations and Variable Interest Entities (continued)

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate		Transfers that we account for as secured borrowings	Total

March 31, 2013

Cash	$-	156		8	164
Trading assets	2,034	135		215	2,384
Securities available for sale (1)	20,586	2,600		14,711	37,897
Mortgages held for sale	-	257		-	257
Loans	9,686	9,660		6,900	26,246
Mortgage servicing rights	11,688	-		-	11,688
Other assets	5,058	434		172	5,664

Total assets	49,052	13,242		22,006	84,300

Short-term borrowings	-	2,067	(2)	12,305	14,372
Accrued expenses and other liabilities	3,938	834	(2)	7	4,779
Long-term debt	-	2,973	(2)	6,379	9,352

Total liabilities	3,938	5,874		18,691	28,503

Noncontrolling interests	-	25		-	25

Net assets	$45,114	7,343		3,315	55,772

December 31, 2012

Cash	$-	260		30	290
Trading assets	1,902	114		218	2,234
Securities available for sale (1)	19,900	2,772		14,848	37,520
Mortgages held for sale	-	469		-	469
Loans	9,841	10,553		7,088	27,482
Mortgage servicing rights	11,114	-		-	11,114
Other assets	4,993	457		161	5,611

Total assets	47,750	14,625		22,345	84,720

Short-term borrowings	-	2,059	(2)	13,228	15,287
Accrued expenses and other liabilities	3,441	901	(2)	20	4,362

Long-term debt	-	3,483	(2)	6,520	10,003

Total liabilities	3,441	6,443		19,768	29,652

Noncontrolling interests	-	48		-	48

Net assets	$44,309	8,134		2,577	55,020

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.
(2)	Includes the following VIE liabilities at March 31, 2013 and December 31, 2012, respectively, with recourse to the general credit of Wells Fargo: Short-term borrowings, $2.1 billion and $2.1 billion; Accrued expenses and other liabilities, $729 million and $767 million; and Long-term debt, $29 million and $29 million.

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

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

March 31, 2013
		Carrying value - asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,274,961	3,712	10,970	-	(1,931)	12,751
Other/nonconforming	46,968	2,119	258	-	(33)	2,344
Commercial mortgage securitizations	174,917	7,809	433	373	-	8,615
Collateralized debt obligations:
Debt securities	6,737	12	-	422	(138)	296
Loans (2)	8,102	7,920	-	-	-	7,920
Asset-based finance structures	11,623	7,437	-	(94)	-	7,343
Tax credit structures	21,047	5,256	-	-	(1,624)	3,632
Collateralized loan obligations	5,618	1,233	-	-	-	1,233
Investment funds	4,409	53	-	-	-	53
Other (3)	9,994	980	27	(41)	(39)	927

Total	$1,564,376	36,531	11,688	660	(3,765)	45,114

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$3,712	10,970	-	5,458	20,140
Other/nonconforming		2,119	258	-	353	2,730
Commercial mortgage securitizations		7,809	433	426	-	8,668
Collateralized debt obligations:
Debt securities		12	-	422	138	572
Loans (2)		7,920	-	-	-	7,920
Asset-based finance structures		7,437	-	94	1,974	9,505
Tax credit structures		5,256	-	-	387	5,643
Collateralized loan obligations		1,233	-	-	261	1,494
Investment funds		53	-	-	24	77
Other (3)		980	27	214	119	1,340

Total		$36,531	11,688	1,156	8,714	58,089

(continued on following page)

Note 7: Securitizations and Variable Interest Entities (continued)

(continued from previous page)

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

December 31, 2012
		Carrying value - asset (liability)

Residential mortgage loan securitizations:
Conforming	$1,268,494	3,620	10,336	-	(1,690)	12,266
Other/nonconforming	49,794	2,188	284	-	(53)	2,419
Commercial mortgage securitizations	168,126	7,081	466	404	-	7,951
Collateralized debt obligations:
Debt securities	6,940	13	-	471	144	628
Loans (2)	8,155	7,962	-	-	-	7,962
Asset-based finance structures	10,404	7,155	-	(104)	-	7,051
Tax credit structures	20,098	5,180	-	-	(1,657)	3,523
Collateralized loan obligations	6,641	1,439	-	1	-	1,440
Investment funds	4,771	49	-	-	-	49
Other (3)	10,401	977	28	14	1	1,020

Total	$1,553,824	35,664	11,114	786	(3,255)	44,309

		Maximum exposure to loss

Residential mortgage loan securitizations:
Conforming		$3,620	10,336	-	5,061	19,017
Other/nonconforming		2,188	284	-	353	2,825
Commercial mortgage securitizations		7,081	466	446	-	7,993
Collateralized debt obligations:						-
Debt securities		13	-	471	144	628
Loans (2)		7,962	-	-	-	7,962
Asset-based finance structures		7,155	-	104	1,967	9,226
Tax credit structures		5,180	-	-	247	5,427
Collateralized loan obligations		1,439	-	1	261	1,701
Investment funds		49	-	-	27	76
Other (3)		977	28	318	119	1,442

Total		$35,664	11,114	1,340	8,179	56,297

(1)	Includes total equity interests of $5.9 billion and $5.8 billion at March 31, 2013 and December 31, 2012, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(2)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 77% and 83% were rated as investment grade by the primary rating agencies at March 31, 2013 and December 31, 2012, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.
(3)	Includes structured financing, student loan securitizations, auto loan and lease securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

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

For complete descriptions of our types of transactions with unconsolidated VIEs with which we have significant continuing involvement, but we are not the primary beneficiary, see Note 8 in our 2012 Form 10-K.

OTHER TRANSACTIONS WITH VIEs In 2008, legacy Wachovia reached an agreement to purchase auction rate securities (ARS) at par that were sold to third-party investors by certain of its subsidiaries. ARS are debt instruments with long-term maturities, but which re-price more frequently, and preferred equities with no maturity. We purchased all outstanding ARS that were issued by VIEs and subject to the agreement. At March 31, 2013, we held in our securities available-for-sale portfolio $358 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $357 million at December 31, 2012.

In 2009, we reached agreements to purchase additional ARS from eligible investors who bought ARS through one of our broker-dealer subsidiaries. We purchased all outstanding ARS that were issued by VIEs and subject to the agreement. As of March 31, 2013, we held in our securities available-for-sale portfolio $336 million of ARS issued by VIEs redeemed pursuant to this agreement, compared with $329 million at December 31, 2012.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES In addition to the involvements disclosed in the preceding table, through the issuance of trust preferred securities we had junior subordinated debt financing with a carrying value of $2.1 billion at March 31, 2013, and $4.9 billion at December 31, 2012 and $2.5 billion of preferred stock at both March 31, 2013, and December 31, 2012. In these transactions, VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us. This is the case even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. We report the debt securities issued to the VIEs as long-term junior subordinated debt and the preferred equity securities issued to the VIEs as preferred stock in our consolidated balance sheet.

In first quarter 2013, we redeemed $2.8 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the Basel Committee recommendations known as the Basel III standards.

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

	2013		2012
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended March 31,
Sales proceeds from securitizations (1)	$106,306	-	143,105	-
Servicing fees	1,076	2	1,111	3
Other interests held	406	27	426	49
Purchases of delinquent assets	9	-	-	-
Net servicing advances	802	-	14	-

(1)	Represents cash flow data for all loans securitized in the period presented.

Note 7: Securitizations and Variable Interest Entities (continued)

In first quarter 2013 and 2012, we recognized net gains of $64 million and $11 million, respectively, from transfers accounted for as sales of financial assets in securitizations. These net gains primarily relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.

Sales with continuing involvement during the first quarter of 2013 and 2012 predominantly related to conforming residential mortgage securitizations. During the first quarter of 2013 and 2012 we transferred $100.7 billion and $139.4 billion respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first quarter of 2013 we recorded a $935 million servicing asset, measured at fair value using a Level 3 measurement technique, and a $59 million liability for probable repurchase losses. In the first quarter of 2012, we recorded a $1.5 billion servicing asset and a $62 million liability.

We used the following key weighted-average assumptions to measure mortgage servicing assets at the date of securitization:

	Residential mortgage servicing rights
	2013	2012
Quarter ended March 31,
Prepayment speed (1)	11.9%	13.1
Discount rate	7.1	7.1
Cost to service ($ per loan) (2)	$178	119

(1)	The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.
(2)	Includes costs to service and unreimbursed foreclosure costs.

During first quarter 2013 we transferred $1.7 billion in fair value of commercial mortgages to unconsolidated VIEs and recorded the transfers as sales. These transfers resulted in a gain of $62 million in first quarter 2013 because the loans were carried at LOCOM. In connection with these transfers, in first quarter 2013 we recorded a servicing asset of $5 million, initially measured at fair value using a Level 3 measurement technique, and securities available for sale of $23 million, classified as Level 2. In first quarter 2012, we did not transfer commercial mortgages to unconsolidated VIEs.

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

		Other interests held
($ in millions, except cost to service amounts)	Residential		Consumer		Commercial (2)
	mortgage servicing rights (1)	Interest- only strips	Subordinated bonds	Senior bonds	Subordinated bonds	Senior bonds
Fair value of interests held at March 31, 2013	$12,061	176	42	-	252	988
Expected weighted-average life (in years)	5.2	4.0	6.0	-	4.6	5.7

Key economic assumptions:
Prepayment speed assumption (3)	14.2%	10.4	6.7	-
Decrease in fair value from:
10% adverse change	$862	5	-	-
25% adverse change	2,030	11	-	-

Discount rate assumption	7.3%	17.3	3.8	-	2.8	3.2
Decrease in fair value from:
100 basis point increase	$619	4	2	-	10	47
200 basis point increase	1,175	8	4	-	19	90

Cost to service assumption ($ per loan)	216
Decrease in fair value from:
10% adverse change	626
25% adverse change	1,566

Credit loss assumption			0.4%	-	8.4	-
Decrease in fair value from:
10% higher losses			$-	-	9	-
25% higher losses			-	-	15	-

Fair value of interests held at December 31, 2012	$11,538	187	40	-	249	982
Expected weighted-average life (in years)	4.8	4.1	5.9	-	4.7	5.3
Key economic assumptions:

Prepayment speed assumption (3)	15.7%	10.6	6.8	-
Decrease in fair value from:
10% adverse change	$869	5	-	-
25% adverse change	2,038	12	-	-

Discount rate assumption	7.4%	16.9	8.9	-	3.5	2.2
Decrease in fair value from:
100 basis point increase	$562	4	2	-	12	43
200 basis point increase	1,073	8	4	-	21	84

Cost to service assumption ($ per loan)	219
Decrease in fair value from:
10% adverse change	615
25% adverse change	1,537

Credit loss assumption			0.4%	-	10.0	-
Decrease in fair value from:
10% higher losses			$-	-	12	-
25% higher losses			-	-	19	-

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.
(2)	Prepayment speed assumptions do not significantly impact the value of commercial mortgage securitization bonds as the underlying commercial mortgage loans experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage.
(3)	The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

Note 7: Securitizations and Variable Interest Entities (continued)

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.4 billion at March 31, 2013, and December 31, 2012. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at March 31, 2013, and December 31, 2012, results in a decrease in fair value of $143 million and $139 million, respectively. See Note 8 for further information on our commercial MSRs.

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

					Net charge-offs
	Total loans		Delinquent loans		Three months
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	ended Mar. 31,
(in millions)	2013	2012	2013	2012	2013	2012

Commercial:
Real estate mortgage	$118,408	128,564	9,049	12,216	72	54
Total commercial	118,408	128,564	9,049	12,216	72	54

Consumer:
Real estate 1-4 family first mortgage	1,283,304	1,283,504	20,574	21,574	255	286
Real estate 1-4 family junior lien mortgage	1	1	-	-	-	-
Other revolving credit and installment	1,980	2,034	101	110	-	-

Total consumer	1,285,285	1,285,539	20,675	21,684	255	286

Total off-balance sheet securitized loans (1)	$1,403,693	1,414,103	29,724	33,900	327	340

(1)	At March 31, 2013 and December 31, 2012, the table includes total loans of $1.3 trillion and $1.3 trillion, respectively, and delinquent loans of $16.9 billion and $17.4 billion, respectively for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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

		Carrying value
(in millions)	Total VIE assets	Consolidated assets	Third party liabilities	Noncontrolling interests	Net assets

March 31, 2013

Secured borrowings:
Municipal tender option bond securitizations	$16,726	15,001	(12,313)	-	2,688
Commercial real estate loans	897	897	(642)	-	255
Residential mortgage securitizations	5,672	6,108	(5,736)	-	372

Total secured borrowings	23,295	22,006	(18,691)	-	3,315
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	8,165	7,264	(2,761)	-	4,503
Multi-seller commercial paper conduit	2,064	2,050	(2,061)	-	(11)
Structured asset finance	64	64	(17)	-	47
Investment funds	1,749	1,749	(36)	-	1,713
Other	2,220	2,115	(999)	(25)	1,091

Total consolidated VIEs	14,262	13,242	(5,874)	(25)	7,343

Total secured borrowings and consolidated VIEs	$37,557	35,248	(24,565)	(25)	10,658

December 31, 2012

Secured borrowings:
Municipal tender option bond securitizations	$16,782	15,130	(13,248)	-	1,882
Commercial real estate loans	975	975	(696)	-	279
Residential mortgage securitizations	5,757	6,240	(5,824)	-	416

Total secured borrowings	23,514	22,345	(19,768)	-	2,577
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	8,633	7,707	(2,933)	-	4,774
Multi-seller commercial paper conduit	2,059	2,036	(2,053)	-	(17)
Structured asset finance	71	71	(17)	-	54
Investment funds	1,837	1,837	(2)	-	1,835
Other	3,454	2,974	(1,438)	(48)	1,488

Total consolidated VIEs	16,054	14,625	(6,443)	(48)	8,134

Total secured borrowings and consolidated VIEs	$39,568	36,970	(26,211)	(48)	10,711

In addition to the transactions included in the previous table, at both March 31, 2013, and December 31, 2012, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At March 31, 2013, and December 31, 2012, we pledged approximately $6.6 billion and $6.4 billion in loans (principal and interest eligible to be capitalized), $147 million and $179 million in securities available for sale, and $180 million and $138 million in cash and cash equivalents to collateralize the VIE’s borrowings, respectively. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.

For complete descriptions of our accounting for transfers accounted for as secured borrowings and involvements with consolidated VIEs see Note 8 in our 2012 Form 10-K.

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

We apply the amortization method to all commercial MSRs and apply the fair value method to only residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended March 31,
(in millions)	2013	2012

Fair value, beginning of period	$11,538	12,603
Servicing from securitizations or asset transfers (1)	935	1,776
Sales	(423)	-

Net additions	512	1,776

Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (2)	1,030	147
Servicing and foreclosure costs (3)	(58)	(54)
Discount rates (4)	-	(344)
Prepayment estimates and other (5)	(211)	93

Net changes in valuation model inputs or assumptions	761	(158)

Other changes in fair value (6)	(750)	(643)

Total changes in fair value	11	(801)

Fair value, end of period	$12,061	13,578

(1)	Quarter ended March 31, 2012, includes $315 million residential MSRs transferred from amortized MSRs that we elected to carry at fair value effective January 1, 2012.
(2)	Primarily represents prepayment speed changes due to changes in mortgage interest rates, but also includes other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).
(3)	Includes costs to service and unreimbursed foreclosure costs.
(4)	Reflects discount rate assumption change, excluding portion attributable to changes in mortgage interest rates; the first quarter 2012 change reflects increased capital return requirements from market participants.
(5)	Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior that occur independent of interest rate changes.
(6)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended March 31,
(in millions)	2013	2012

Balance, beginning of period	$1,160	1,445
Purchases	27	14
Servicing from securitizations or asset transfers (1)	56	(327)
Amortization	(62)	(58)

Balance, end of period	1,181	1,074

Valuation allowance:
Balance, beginning of period	-	(37)
Reversal of provision for MSRs in excess of fair value	-	37

Balance, end of period (2)	-	-

Amortized MSRs, net	$1,181	1,074

Fair value of amortized MSRs (3):
Beginning of period	$1,400	1,756
End of period	1,404	1,263

(1)	Quarter ended March 31, 2012, is net of $350 million ($313 million after valuation allowance) of residential MSRs that we elected to carry at fair value effective January 1, 2012. A cumulative adjustment of $2 million to fair value was recorded in retained earnings at January 1, 2012.
(2)	Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs. Residential amortized MSRs are evaluated for impairment purposes by the following risk strata: mortgages sold to GSEs (FHLMC and FNMA) and mortgages sold to GNMA, each by interest rate stratifications. For quarter ended March 31, 2012, valuation allowance of $37 million for residential MSRs was reversed upon election to carry at fair value.
(3)	Represent commercial amortized MSRs. The beginning of period balance for quarter ended March 31, 2012 also includes fair value of $316 million in residential amortized MSRs.

We present the components of our managed servicing portfolio in the following table at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

(in billions)	Mar. 31, 2013	Dec. 31, 2012

Residential mortgage servicing:
Serviced for others	$1,486	1,498
Owned loans serviced	367	368
Subservicing	7	7

Total residential servicing	1,860	1,873

Commercial mortgage servicing:
Serviced for others	404	408
Owned loans serviced	106	106
Subservicing	14	13

Total commercial servicing	524	527

Total managed servicing portfolio	$2,384	2,400

Total serviced for others	$1,890	1,906
Ratio of MSRs to related loans serviced for others	0.70%	0.67

The components of mortgage banking noninterest income were:

	Quarter ended March 31,
(in millions)	2013	2012

Servicing income, net:
Servicing fees
Contractually specified servicing fees	$1,125	1,148
Late charges	60	66
Ancillary fees	82	77
Unreimbursed direct servicing costs (1)	(270)	(280)

Net servicing fees	997	1,011
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	761	(158)
Other changes in fair value (3)	(750)	(643)

Total changes in fair value of MSRs carried at fair value	11	(801)
Amortization	(62)	(58)
Net derivative gains (losses) from economic hedges (4)	(632)	100

Total servicing income, net	314	252
Net gains on mortgage loan origination/sales activities	2,480	2,618

Total mortgage banking noninterest income	$2,794	2,870

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$129	(58)

(1)	Primarily associated with foreclosure expenses and other interest costs.
(2)	Refer to the changes in fair value of MSRs table in this Note for more detail.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 – Free-Standing Derivatives for additional discussion and detail.

Note 8: Mortgage Banking Activities (continued)

The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated financial statements and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs, the Federal Housing Finance Agency (FHFA), and other significant investors to monitor their repurchase demand practices and issues as part of our process to update our repurchase liability estimate as new information becomes available. Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $2.2 billion at March 31, 2013, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter ended March 31,
(in millions)	2013	2012

Balance, beginning of period	$2,206	1,326
Provision for repurchase losses:
Loan sales	59	62
Change in estimate (1)	250	368

Total additions	309	430
Losses	(198)	(312)

Balance, end of period	$2,317	1,444

(1)	Results from such factors as changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Note 9: Intangible Assets

The gross carrying value of intangible assets and accumulated amortization was:

	March 31, 2013			December 31, 2012
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

Amortized intangible assets (1):
MSRs (2)	$2,400	(1,219)	1,181	2,317	(1,157)	1,160
Core deposit intangibles	12,834	(7,229)	5,605	12,836	(6,921)	5,915
Customer relationship and other intangibles	3,146	(1,862)	1,284	3,147	(1,795)	1,352

Total amortized intangible assets	$18,380	(10,310)	8,070	18,300	(9,873)	8,427

Unamortized intangible assets:
MSRs (carried at fair value) (2)	$12,061			11,538
Goodwill	25,637			25,637
Trademark	14			14

(1)	Excludes fully amortized intangible assets.
(2)	See Note 8 for additional information on MSRs.

The following table provides the current year-to-date period and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2013. Future amortization expense may vary from these projections.

(in millions)	Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles	Total

Three months ended March 31, 2013 (actual)	$62	310	68	440

Estimate for the remainder of 2013	$180	931	199	1,310
Estimate for year ended December 31,
2014	212	1,113	250	1,575
2015	186	1,022	227	1,435
2016	153	919	212	1,284
2017	109	851	195	1,155
2018	78	769	184	1,031

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

The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing.

(in millions)	Community Banking	Wholesale Banking	Wealth, Brokerage and Retirement	Consolidated Company

December 31, 2011	$17,924	6,820	371	25,115
Goodwill from business combinations	(2)	27	-	25

March 31, 2012	$17,922	6,847	371	25,140

December 31, 2012 and March 31, 2013	$17,922	7,344	371	25,637

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

	March 31, 2013

		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade

Standby letters of credit (1)	$43	17,231	11,455	5,161	2,977	36,824	9,717
Securities lending and other indemnifications	-	2	17	11	3,101	3,131	75
Liquidity agreements (2)	-	-	-	-	46	46	3
Written put options (2)(3)	1,037	3,462	3,844	2,324	2,555	12,185	3,563
Loans and MHFS sold with recourse	93	226	350	788	4,757	6,121	3,739
Contingent consideration	33	10	75	34	-	119	119
Other guarantees	3	688	22	1	730	1,441	3

Total guarantees	$1,209	21,619	15,763	8,319	14,166	59,867	17,219

	December 31, 2012

		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade

Standby letters of credit (1)	$42	19,463	11,782	6,531	1,983	39,759	11,331
Securities lending and other indemnifications	-	3	7	20	2,511	2,541	118
Liquidity agreements (2)	-	-	-	-	3	3	3
Written put options (2)(3)	1,427	2,951	3,873	2,475	2,575	11,874	3,953
Loans and MHFS sold with recourse	99	443	357	647	4,426	5,873	3,905
Contingent consideration	35	11	24	94	-	129	129
Other guarantees	3	677	26	1	717	1,421	4

Total guarantees	$1,606	23,548	16,069	9,768	12,215	61,600	19,443

(1) Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $18.2 billion and $18.5 billion at March 31, 2013 and December 31, 2012, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

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

Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is its extremely remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in the table above do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee agreements. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value, which is either fair value for derivative related products or the allowance for lending related commitments, is more representative of our exposure to loss than maximum exposure to loss.

STANDBY LETTERS OF CREDIT We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between our customers and third parties. Standby letters of credit are agreements where we are obligated to make payment to a third party on behalf of a customer in the event the customer fails to meet their contractual obligations. We consider the credit risk in standby letters of credit and commercial and similar letters of credit in determining the allowance for credit losses. Standby letters of credit include direct pay letters of credit we issue to provide credit enhancements for certain bond issuances.

SECURITIES LENDING AND OTHER INDEMNIFICATIONS As a securities lending agent, we lend debt and equity securities from participating institutional clients’ portfolios to third-party borrowers. These arrangements are for an indefinite period of time whereby we indemnify our clients against default by the borrower in returning these lent securities. This indemnity is supported by collateral received from the borrowers and is generally in the form of cash or highly liquid securities that are marked to market daily. There was $454 million at March 31, 2013 and $443 million at December 31, 2012, in collateral supporting loaned securities with values of $443 million and $436 million, respectively.

We use certain third party clearing agents to clear and settle transactions on behalf of some of our institutional brokerage customers. We indemnify the clearing agents against loss that could occur for non-performance by our customers on transactions that are not sufficiently collateralized. Transactions subject to the indemnifications may include customer obligations related to the settlement of margin accounts and short positions, such as written call options and securities borrowing transactions. Outstanding customer obligations and related collateral were $741 million and $3.6 billion, respectively, as of March 31, 2013. Our estimate of maximum exposure to loss, which requires judgement regarding the range and likelihood of future events, was $2.7 billion as of March 31, 2013.

We enter into other types of indemnification agreements in the ordinary course of business under which we agree to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with us. These relationships or transactions include those arising from service as a director or officer of the Company, underwriting agreements relating to our securities, acquisition agreements and various other business transactions or arrangements. Because the extent of our obligations under these agreements depends entirely upon the occurrence of future events, we are unable to determine our potential future liability under these agreements. We do, however, record a liability for residential mortgage loans that we expect to repurchase pursuant to various representations and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.

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

LOANS AND MHFS SOLD WITH RECOURSE In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to indemnify the buyer for any loss on the loan up to par value plus accrued interest. We provide recourse, predominantly to the GSEs, on loans sold under various programs and arrangements. Primarily all of these programs and arrangements require that we share in the loans’ credit exposure for their remaining life by providing recourse to the GSE, up to 33.33% of actual losses incurred on a pro-rata basis, in the event of borrower default. Under the remaining recourse programs and arrangements, if certain events occur within a specified period of time from transfer date, we have to provide limited recourse to the buyer to indemnify them for losses incurred for the remaining life of the loans. The maximum exposure to loss reported in the accompanying table represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions or the maximum losses per the contractual agreements. However, we believe the likelihood of loss of the entire balance due to these recourse agreements is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In first quarter 2013, we repurchased $11 million of loans associated with these agreements. We also provide representation and warranty guarantees on loans sold under the various recourse programs and arrangements. Our loss exposure relative to these guarantees is separately considered and provided for, as necessary, in determination of our liability for loan repurchases due to breaches of representation and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.

CONTINGENT CONSIDERATION In connection with certain brokerage, asset management, insurance agency and other acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration, based on certain performance targets.

Note 10: Guarantees, Pledged Assets and Collateral (continued)

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

Pledged Assets

As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), and for other purposes as required or permitted by law. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), domestic and foreign companies and various commercial and consumer loans. The following table provides the total carrying amount of pledged assets by asset type, of which substantially all are pursuant to agreements that do not permit the secured party to sell or repledge the collateral. The table excludes pledged consolidated VIE assets of $13.2 billion and $14.6 billion at March 31, 2013 and December 31, 2012, respectively, which can only be used to settle the liabilities of those entities. See Note 7 for additional information on consolidated VIE assets.

(in millions)	Mar. 31 2013	Dec. 31, 2012
Trading assets and other (1)	$32,397	28,031
Securities available for sale (2)	92,788	96,018
Loans (3)	379,711	360,171

Total pledged assets	$504,896	484,220

(1)	Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $31.4 billion and $27.4 billion at March 31, 2013, and December 31, 2012, respectively, under agreements that permit the secured parties to sell or repledge the collateral.
(2)	Includes $8.6 billion and $8.4 billion in collateral for repurchase agreements at March 31, 2013, and December 31, 2012, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral.
(3)	Represent loans carried at amortized cost, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral.

Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements

The table below presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). We account for transactions subject to these agreements as collateralized financings and those with a single counterparty are presented net on our balance sheet, provided certain criteria are met that permit balance sheet netting under U.S. GAAP. Most transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.

Collateral we pledged consists of non-cash instruments, such as securities or loans, and is not netted on the balance sheet against the related collateralized liability. Collateral we received includes securities or loans and is not recognized on our balance sheet. Collateral received or pledged may be increased or decreased over time to maintain certain contractual thresholds as the assets underlying each arrangement fluctuate in value. Generally, these agreements require collateral to exceed the asset or liability recognized on the balance sheet. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs or MSLAs. While these agreements are typically over-collateralized, U.S. GAAP requires disclosure in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

In addition to the amounts included in the table below, we also have balance sheet netting related to derivatives that are disclosed within Note 12.

(in millions)	Mar. 31, 2013	Dec. 31, 2012
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$50,645	45,847
Gross amounts offset in consolidated balance sheet (1)	(2,586)	(2,561)

Net amounts in consolidated balance sheet (2)	48,059	43,286

Noncash collateral not recognized in consolidated balance sheet (3)	(47,474)	(42,920)

Net amount (4)	$585	366
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$39,782	35,876
Gross amounts offset in consolidated balance sheet (1)	(2,586)	(2,561)

Net amounts in consolidated balance sheet (5)	37,196	33,315

Noncash collateral pledged but not netted in consolidated balance sheet (6)	(36,926)	(33,050)

Net amount (7)	$270	265

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.
(2)	At March 31, 2013 and December 31, 2012, includes $37.6 billion and $33.8 billion, respectively, classified on our consolidated balance sheet in Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments and $10.5 billion and $9.5 billion, respectively, in Loans.
(3)	Represents the fair value of non-cash collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At March 31, 2013 and December 31, 2012, we have received total collateral with a fair value of $52.0 billion and $46.6 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $34.0 billion at March 31, 2013 and $29.7 billion at December 31, 2012.
(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)	Amount is classified in Short-Term Borrowings on our consolidated balance sheet.
(6)	Represents the fair value of non-cash collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At March 31, 2013 and December 31, 2012, we have pledged total collateral with a fair value of $41.0 billion and $36.4 billion, respectively, of which, the counterparty does not have the right to sell or repledge $9.6 billion as of March 31, 2013 and $9.1 billion as of December 31, 2012.
(7)	Represents the amount of our exposure that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

Note 11: Legal Actions

The following supplements our discussion of certain matters previously reported in Part I, Item 3 (Legal Proceedings) of our 2012 Form 10-K for events occurring during first quarter 2013.

FHA INSURANCE LITIGATION On October 9, 2012, the United States filed a complaint, captioned United States of America v. Wells Fargo Bank, N.A., in the U.S. District Court for the Southern District of New York. The complaint makes claims with respect to Wells Fargo’s Federal Housing Administration (FHA) lending program for the period 2001 to 2010. The complaint alleges, among other allegations, that Wells Fargo improperly certified certain FHA mortgage loans for United States Department of Housing and Urban Development (HUD) insurance that did not qualify for the program, and therefore Wells Fargo should not have received insurance proceeds from HUD when some of the loans later defaulted. The complaint further alleges Wells Fargo knew some of the mortgages did not qualify for insurance and did not disclose the deficiencies to HUD before making insurance claims. On December 1, 2012, Wells Fargo filed a motion in the U.S. District Court for the District of Columbia seeking to enforce a release of Wells Fargo given by the United States, which was denied on February 12, 2013. On April 11, 2013, Wells Fargo filed a notice of appeal. On December 14, 2012, the United States filed an amended complaint. On January 16, 2013, Wells Fargo filed a motion in the Southern District of New York to dismiss the amended complaint. Oral argument of the motion was held on April 17, 2013.

MEDICAL CAPITAL CORPORATION LITIGATION Wells Fargo Bank, N.A. served as indenture trustee for debt issued by affiliates of Medical Capital Corporation, which was placed in receivership at the request of the Securities and Exchange Commission (SEC) in August 2009. Since September 2009, Wells Fargo has been named as a defendant in various class and mass actions brought by holders of Medical Capital Corporation’s debt, alleging that Wells Fargo breached contractual and other legal obligations owed to them and seeking unspecified damages. On April 16, 2013, the parties reached a settlement in principle of all claims which provides for Wells Fargo to pay $105 million to the plaintiffs. The settlement is subject to Court approval.

MARYLAND MORTGAGE LENDING LITIGATION On July 8, 2008, a class action complaint captioned Stacey and Bradley Petry, et al., v. Wells Fargo Bank, N.A., et al., was filed. The complaint alleges that Wells Fargo and others violated the Maryland Finder’s Fee Act in the closing of mortgage loans in Maryland. On March 13, 2013, the Court held the plaintiff class did not have sufficient evidence to proceed to trial, which was previously set for March 18, 2013. The Court is considering whether to dismiss the case or to certify an appellate question to the Maryland Court of Appeals.

MORTGAGE-BACKED CERTIFICATES LITIGATION Several securities law based putative class actions were consolidated in the U.S. District Court for the Northern District of California on July 16, 2009, under the caption In re Wells Fargo Mortgage-Backed Certificates Litigation. The case asserted claims against several Wells Fargo mortgage-backed securities trusts, Wells Fargo Bank, N.A. and other affiliated entities, individual employee defendants, along with various underwriters and rating agencies. The plaintiffs alleged that the offering documents contain untrue statements of material fact, or omit to state material facts necessary to make the registration statements and accompanying prospectuses not misleading. The parties agreed to settle the case on May 27, 2011, for $125 million. Final approval of the settlement was entered on November 14, 2011. Some class members opted out of the settlement. Wells Fargo settled the opt out claims of Federal National Mortgage Association for an amount that was within a previously established accrual.

OUTLOOK When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was $1.1 billion as of March 31, 2013. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 12: Derivatives

We primarily use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate derivatives either as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge) or as free-standing derivatives. Free-standing derivatives include economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation or other trading purposes.

Our asset/liability management approach to interest rate, foreign currency and certain other risks includes the use of derivatives. Such derivatives are typically designated as fair value or cash flow hedges, or economic hedges. This helps minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities, and cash flows caused by interest rate, foreign currency and other market value volatility. This approach involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates, foreign currency and other exposures do not have a significantly adverse effect on the net interest margin, cash flows and earnings. As a result of fluctuations in these exposures, hedged assets and liabilities will gain or lose market value. In a fair value or economic hedge, the effect of this unrealized gain or loss will generally be offset by the gain or loss on the derivatives linked to the hedged assets and liabilities. In a cash flow hedge, where we manage the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities, the unrealized gain or loss on the derivatives or the hedged asset or liability is generally reflected in other comprehensive income and not in earnings.

We also offer various derivatives, including interest rate, commodity, equity, credit and foreign exchange contracts, to our customers as part of our trading businesses but usually offset our exposure from such contracts by entering into other financial contracts. These derivative transactions are conducted in an effort to help customers manage their market price risks. The customer accommodations and any offsetting derivative contracts are treated as free-standing derivatives. To a much lesser extent, we take positions executed for our own account based on market expectations or to benefit from price differentials between financial instruments and markets. Additionally, free-standing derivatives include embedded derivatives that are required to be accounted for separately from their host contracts.

The following table presents the total notional or contractual amounts and fair values for our derivatives. Derivative transactions can be measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which interest and other payments are determined. Derivatives designated as qualifying hedge contracts and free-standing derivatives (economic hedges) are recorded on the balance sheet at fair value in other assets or other liabilities. Customer accommodation, trading and other free-standing derivatives are recorded on the balance sheet at fair value in trading assets, other assets or other liabilities.

Note 12: Derivatives (continued)

	March 31, 2013			December 31, 2012
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Asset derivatives	Liability derivatives		Asset derivatives	Liability derivatives
(in millions)

Derivatives designated as hedging instruments
Interest rate contracts (1)	$91,096	6,507	2,509	92,004	7,284	2,696
Foreign exchange contracts	28,386	1,538	404	27,382	1,808	274

Total derivatives designated as qualifying hedging instruments		8,045	2,913		9,092	2,970

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	297,491	527	767	334,555	450	694
Equity contracts	611	64	65	75	-	50
Foreign exchange contracts	2,208	5	19	3,074	3	64
Credit contracts - protection purchased	6	-	3	16	-	-
Other derivatives	2,234	-	52	2,296	-	78

Subtotal		596	906		453	886
Customer accommodation, trading and other free-standing derivatives:
Interest rate contracts	3,056,974	54,959	56,619	2,774,783	63,617	65,305
Commodity contracts	94,106	2,962	3,045	90,732	3,456	3,590
Equity contracts	74,770	4,543	4,861	71,958	3,783	4,114
Foreign exchange contracts	175,322	3,795	3,422	166,061	3,713	3,241
Credit contracts - protection sold	24,351	311	2,307	26,455	315	2,623
Credit contracts - protection purchased	26,651	1,277	314	29,021	1,495	329

Subtotal		67,847	70,568		76,379	79,202

Total derivatives not designated as hedging instruments		68,443	71,474		76,832	80,088

Total derivatives before netting		76,488	74,387		85,924	83,058

Netting (3)		(59,572)	(66,419)		(62,108)	(71,116)

Total		$16,916	7,968		23,816	11,942

(1)	Notional amounts presented exclude $2.7 billion at March 31, 2013, and $4.7 billion at December 31, 2012, of basis swaps that are combined with receive fixed-rate/pay floating-rate swaps and designated as one hedging instrument.
(2)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans and other interests held.
(3)	Represents balance sheet netting of derivative asset and liability balances, and related cash collateral. See the next table in this Note for further information.

The following table provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet.

We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement. We disclose the balance sheet netting amounts within the column titled “Gross amounts offset in consolidated balance sheet”. Balance sheet netting adjustments are determined at the counterparty level for which there may be multiple contract types. For disclosure purposes, we allocate these adjustments to the contract type for each counterparty proportionally based upon the “Gross amounts recognized” by counterparty. As a result, the net amounts disclosed by contract type may not represent the actual exposure upon settlement of the contracts.

Balance sheet netting does not include

non-cash collateral that we pledge. For disclosure purposes, we present these amounts in the column “Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)” within the next table. We determine and allocate the Disclosure-only netting amounts in the same manner as balance sheet netting amounts.

The “Net amounts” column within the following table represents the aggregate of our net exposure to each counterparty after considering the balance sheet and Disclosure-only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty specific credit risk limits, the use of master netting arrangements and obtaining collateral. Derivative contracts executed in over the counter markets are typically bilateral contractual arrangements that are not cleared through a central clearing party and are subject to master netting arrangements. The percentage of derivatives executed in such markets, based on gross fair value, is provided within the next table. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 10.

(in millions)	Gross amounts recognized (1)	Gross amounts offset in consolidated balance sheet (2)	Net amounts in consolidated balance sheet (3)	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (4)	Net amounts	Percent exchanged in over-the-counter market (5)
March 31, 2013
Derivative assets
Interest rate contracts	$61,993	(50,559)	11,434	(1,202)	10,232	92%
Commodity contracts	2,962	(1,031)	1,931	(60)	1,871	55
Equity contracts	4,607	(2,287)	2,320	(24)	2,296	86
Foreign exchange contracts	5,338	(4,394)	944	(8)	936	100
Credit contracts-protection sold	311	(276)	35	-	35	98
Credit contracts-protection purchased	1,277	(1,025)	252	(34)	218	100

Total derivative assets	$76,488	(59,572)	16,916	(1,328)	15,588
Derivative liabilities
Interest rate contracts	$59,895	(57,681)	2,214	(187)	2,027	90%
Commodity contracts	3,045	(1,369)	1,676	(7)	1,669	76
Equity contracts	4,926	(2,779)	2,147	(107)	2,040	95
Foreign exchange contracts	3,845	(2,102)	1,743	-	1,743	100
Credit contracts-protection sold	2,307	(2,199)	108	-	108	100
Credit contracts-protection purchased	317	(289)	28	-	28	97
Other contracts	52	-	52	-	52	100

Total derivative liabilities	$74,387	(66,419)	7,968	(301)	7,667
December 31, 2012
Derivative assets
Interest rate contracts	$71,351	(53,708)	17,643	(2,692)	14,951	94%
Commodity contracts	3,456	(1,080)	2,376	(27)	2,349	48
Equity contracts	3,783	(2,428)	1,355	-	1,355	89
Foreign exchange contracts	5,524	(3,449)	2,075	(105)	1,970	100
Credit contracts-protection sold	315	(296)	19	(4)	15	100
Credit contracts-protection purchased	1,495	(1,147)	348	(56)	292	100

Total derivative assets	$85,924	(62,108)	23,816	(2,884)	20,932
Derivative liabilities
Interest rate contracts	$68,695	(62,559)	6,136	(287)	5,849	92%
Commodity contracts	3,590	(1,394)	2,196	-	2,196	79
Equity contracts	4,164	(2,618)	1,546	-	1,546	95
Foreign exchange contracts	3,579	(1,804)	1,775	(55)	1,720	100
Credit contracts-protection sold	2,623	(2,450)	173	-	173	100
Credit contracts-protection purchased	329	(291)	38	-	38	100
Other contracts	78	-	78	-	78	100

Total derivative liabilities	$83,058	(71,116)	11,942	(342)	11,600

(1)	Includes $61.9 billion and $68.1 billion of gross derivative assets and liabilities, respectively, at March 31, 2013, and $68.9 billion and $75.8 billion, respectively, at December 31, 2012, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts.
(2)	Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $288 million and $352 million related to derivative assets and $69 million and $68 million related to derivative liabilities as of March 31, 2013, and December 31, 2012, respectively. Cash collateral totaled $6.6 billion and $13.6 billion, netted against derivative assets and liabilities, respectively, at March 31, 2013, and $5.0 billion and $14.5 billion, respectively, at December 31, 2012.
(3)	Net derivative assets of $15.1 billion and $18.3 billion are classified in Trading assets as of March 31, 2013, and December 31, 2012, respectively. $1.9 billion and $5.5 billion are classified in Other assets in the consolidated balance sheet as of March 31, 2013, and December 31, 2012, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.
(4)	Represents non-cash collateral pledged and received against derivative assets and liabilities with the same counterparty that are subject to enforceable master netting arrangements. U.S. GAAP does not permit netting of such non-cash collateral balances in the consolidated balance sheet but requires disclosure of these amounts.
(5)	Calculated based on Gross amounts recognized as of the respective balance sheet date. The remaining percentage represents exchange-traded derivatives and derivatives cleared through central clearinghouses.

Note 12: Derivatives (continued)

Fair Value Hedges

We use interest rate swaps to convert certain of our fixed-rate long-term debt and CDs to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. In addition, we use interest rate swaps, cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale debt securities due to changes in interest rates, foreign currency rates, or both. We also use interest rate swaps to hedge against changes in fair value for certain mortgages held for sale. The entire derivative gain or loss is included in the assessment of hedge effectiveness for all fair value hedge relationships, except for those involving foreign-currency denominated securities available for sale and long-term debt hedged with foreign currency forward derivatives for which the time value component of the derivative gain or loss related to the changes in the difference between the spot and forward price is excluded from the assessment of hedge effectiveness.

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

The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains
(in millions)	Securities available for sale	Mortgages held for sale	Long-term debt	Securities available for sale	Long-term debt	(losses) on fair value hedges

Quarter ended March 31, 2013
Gains (losses) recorded in net interest income	$(125)	1	397	-	68	341

Gains (losses) recorded in noninterest income
Recognized on derivatives	304	2	(728)	208	(773)	(987)
Recognized on hedged item	(288)	(5)	688	(203)	771	963

Recognized on fair value hedges (ineffective portion) (1)	$16	(3)	(40)	5	(2)	(24)

Quarter ended March 31, 2012
Gains (losses) recorded in net interest income	$(112)	-	419	(3)	71	375

Gains (losses) recorded in noninterest income
Recognized on derivatives	302	5	(868)	41	566	46
Recognized on hedged item	(296)	(6)	802	(14)	(648)	(162)

Recognized on fair value hedges (ineffective portion) (1)	$6	(1)	(66)	27	(82)	(116)

(1)	Includes $(3) million and $(1) million, respectively, for the quarters ended March 31, 2013 and 2012, of losses on forward derivatives hedging foreign currency securities available for sale and long-term debt, representing the portion of derivative gains (losses) excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

We hedge floating-rate debt against future interest rate increases by using interest rate swaps, caps, floors and futures to limit variability of cash flows due to changes in the benchmark interest rate. We also use interest rate swaps and floors to hedge the variability in interest payments received on certain floating-rate commercial loans, due to changes in the benchmark interest rate. We use forward contracts to hedge our exposure to foreign currency risk associated with certain non-U.S. dollar denominated operating expenses. Gains and losses on derivatives that are reclassified from OCI to interest income, interest expense and noninterest expense in the current period are included in the line item in which the hedged item’s effect on earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. We assess hedge effectiveness using regression analysis, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic changes in cash flows of the hedging instrument against the periodic changes in cash flows of the forecasted transaction being hedged due to changes in the hedged risk(s). The assessment includes an evaluation of the quantitative measures of the regression results used to validate the conclusion of high effectiveness.

Based upon current interest rates, we estimate that $416 million (pre tax) of deferred net gains on derivatives in OCI at March 31, 2013, will be reclassified into interest income and interest expense during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 5 years for both hedges of floating-rate debt and floating-rate commercial loans.

The following table shows the net gains recognized related to derivatives in cash flow hedging relationships. None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

	Quarter ended March 31,
(in millions)	2013	2012

Gains (pre tax) recognized in OCI on derivatives	$7	42
Gains (pre tax) reclassified from cumulative OCI into net income (1)	87	107

(1)	Amounts were recorded in net interest income and noninterest expense.

Free-Standing Derivatives

We use free-standing derivatives (economic hedges) to hedge the risk of changes in the fair value of certain residential MHFS, certain loans held for investment, residential MSRs measured at fair value, derivative loan commitments and other interests held. The resulting gain or loss on these economic hedges is reflected in mortgage banking noninterest income and other noninterest income.

The derivatives used to hedge MSRs measured at fair value, which include swaps, swaptions, constant maturity mortgages, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative losses of $632 million in first quarter 2013 and net derivative gains of $100 million in first quarter 2012, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $113 million and $87 million at March 31, 2013 and December 31, 2012, respectively. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as substantially all residential MHFS, is hedged with free-standing derivatives (economic hedges) such as swaps, forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For the fair value measurement of interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan. Fair value changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand can also cause changes in the value of the underlying loan value that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $415 million and $497 million at March 31, 2013 and December 31, 2012, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.

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

Note 12: Derivatives (continued)

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

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended March 31,
(in millions)	2013	2012
Net gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (1)	$381	(196)
Other (2)	24	42
Equity contracts (3)	(14)	-
Foreign exchange contracts (2)	8	(85)
Credit contracts (2)	(4)	(5)

Subtotal	395	(244)
Net gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (4)	270	1,071
Other (5)	205	240
Commodity contracts (5)	161	(23)
Equity contracts (5)	(250)	(285)
Foreign exchange contracts (5)	277	129
Credit contracts (5)	(48)	59
Other (5)	-	(1)

Subtotal	615	1,190
Net gains recognized related to derivatives not designated as hedging instruments	$1,010	946

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.
(2)	Predominantly included in other noninterest income.
(3)	Predominantly included in net gains (losses) from equity investments.
(4)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
(5)	Predominantly included in net gains from trading activities in noninterest income.

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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold - non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities

March 31, 2013
Credit default swaps on:
Corporate bonds	$133	14,301	7,252	7,872	6,429	7,725	2013-2021
Structured products	1,596	2,720	2,342	954	1,766	837	2016-2056
Credit protection on:
Default swap index	11	2,737	267	2,374	363	525	2013-2018
Commercial mortgage-backed securities index	510	1,334	318	667	667	626	2049-2063
Asset-backed securities index	56	63	63	4	59	92	2037-2046
Other	1	3,196	3,196	29	3,167	4,946	2013-2056
Total credit derivatives	$2,307	24,351	13,438	11,900	12,451	14,751

December 31, 2012
Credit default swaps on:
Corporate bonds	$240	15,845	8,448	9,636	6,209	7,701	2013-2021
Structured products	1,787	2,433	2,039	948	1,485	393	2016-2056
Credit protection on:
Default swap index	4	3,520	348	3,444	76	616	2013-2017
Commercial mortgage-backed securities index	531	1,249	861	790	459	524	2049-2052
Asset-backed securities index	57	64	64	6	58	92	2037-2046
Other	4	3,344	3,344	106	3,238	4,655	2013-2056
Total credit derivatives	$2,623	26,455	15,104	14,930	11,525	13,981

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

Note 12: Derivatives (continued)

Credit-Risk Contingent Features

Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $15.1 billion at March 31, 2013, and $16.2 billion at December 31, 2012, respectively, for which we posted $12.8 billion and $14.3 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on March 31, 2013, or December 31, 2012, we would have been required to post additional collateral of $2.2 billion or $1.9 billion, respectively, or potentially settle the contract in an amount equal to its fair value.

Counterparty Credit Risk

By using derivatives, we are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to legally enforceable master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the applicable requirements, including determining the legal enforceability of the arrangement, it is our policy to present derivatives balances and related cash collateral amounts net in the balance sheet. Counterparty credit risk related to derivatives is considered in determining fair value and our assessment of hedge effectiveness. Credit valuation adjustments (“CVA”) are taken to reflect the counterparty credit risk of each counterparty in the valuation of derivatives. CVA adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty.

Note 13: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Trading assets (excluding derivatives), securities available for sale, derivatives, substantially all residential MHFS, certain commercial LHFS, certain loans held for investment, fair value MSRs and securities sold but not yet purchased (short sale liabilities) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as certain residential and commercial MHFS, certain LHFS, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

See Note 1 in our 2012 Form 10-K for discussion of how we determine fair value and classify assets and liabilities within the fair value hierarchy. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments not recorded at fair value, see Note 17 in our 2012 Form 10-K.

Level 3 Asset and Liability Valuation Processes

We generally determine fair value of our Level 3 assets and liabilities by using internally developed models and, to a lesser extent, prices obtained from third-party pricing services or brokers (collectively, vendors). Our valuation processes vary depending on which approach is utilized.

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

VENDOR-DEVELOPED VALUATIONS In certain limited circumstances we obtain pricing from third party vendors for the value of our Level 3 assets or liabilities. We have processes in place to approve such vendors to ensure information obtained and valuation techniques used are appropriate. Once these vendors are approved to provide pricing information, we monitor and review the results to ensure the fair values are reasonable and in line with market experience in similar asset classes. While the input amounts used by the pricing vendor in determining fair value are not provided, and therefore unavailable for our review, we do perform one or more of the following procedures to validate the prices received:

—	comparison to other pricing vendors (if available);
—	variance analysis of prices;
—	corroboration of pricing by reference to other independent market data such as market transactions and relevant benchmark indices;
—	review of pricing by Company personnel familiar with market liquidity and other market-related conditions; and

Note 13: Fair Values of Assets and Liabilities (continued)

—	investigation of prices on a specific instrument-by-instrument basis.

Fair Value Measurements from Brokers or Third Party Pricing Services

For certain assets and liabilities, we obtain fair value measurements from brokers or third party pricing services and record the unadjusted fair value in our financial statements. The detail by level is shown in the table below. Fair value measurements obtained from brokers or third party pricing services that we have adjusted to determine the fair value recorded in our financial statements are not included in the following table.

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

March 31, 2013
Trading assets (excluding derivatives)	$-	664	7	1,335	813	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	716	6,168	-
Securities of U.S. states and political subdivisions	-	161	-	-	36,630	-
Mortgage-backed securities	-	365	4	-	139,882	283
Other debt securities	-	14,839	2,588	-	29,621	73

Total debt securities	-	15,365	2,592	716	212,301	356
Total marketable equity securities	-	3	-	-	810	-

Total securities available for sale	-	15,368	2,592	716	213,111	356

Derivatives (trading and other assets)	-	8	-	-	591	2
Derivatives (liabilities)	-	71	-	-	593	-
Other liabilities	6	218	-	-	41	-

December 31, 2012
Trading assets (excluding derivatives)	$-	406	8	1,314	1,016	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	915	6,231	-
Securities of U.S. states and political subdivisions	-	-	-	-	35,036	-
Mortgage-backed securities	-	138	4	-	121,703	292
Other debt securities	-	1,516	12,465	-	28,314	149

Total debt securities	-	1,654	12,469	915	191,284	441
Total marketable equity securities	-	3	-	29	774	-

Total securities available for sale	-	1,657	12,469	944	192,058	441

Derivatives (trading and other assets)	-	8	-	-	602	-
Derivatives (liabilities)	-	26	-	-	634	-
Other liabilities	-	121	-	-	104	-

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting		Total
March 31, 2013
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$8,378	4,318	-	-		12,696
Securities of U.S. states and political subdivisions	-	3,758	36	-		3,794
Collateralized loan and other debt obligations (1)	-	202	505	-		707
Corporate debt securities	-	8,018	29	-		8,047
Mortgage-backed securities	-	12,805	5	-		12,810
Asset-backed securities	-	708	143	-		851
Equity securities	4,089	55	-	-		4,144

Total trading securities (2)	12,467	29,864	718	-		43,049

Other trading assets	2,190	1,900	70	-		4,160
Total trading assets (excluding derivatives)	14,657	31,764	788	-		47,209

Securities of U.S. Treasury and federal agencies	716	6,168	-	-		6,884
Securities of U.S. states and political subdivisions	-	36,927	3,529 (3)	-		40,456
Mortgage-backed securities:
Federal agencies	-	105,472	-	-		105,472
Residential	-	15,164	95	-		15,259
Commercial	-	19,728	192	-		19,920
Total mortgage-backed securities	-	140,364	287	-		140,651

Corporate debt securities	104	21,064	281	-		21,449
Collateralized loan and other debt obligations (4)	-	13,725	2,938 (3)	-		16,663
Asset-backed securities:
Auto loans and leases	-	18	5,704 (3)	-		5,722
Home equity loans	-	853	-	-		853
Other asset-backed securities	-	8,383	3,436 (3)	-		11,819
Total asset-backed securities	-	9,254	9,140	-		18,394

Other debt securities	-	884	-	-		884

Total debt securities	820	228,386	16,175	-		245,381

Marketable equity securities:
Perpetual preferred securities (5)	659	796	807 (3)	-		2,262
Other marketable equity securities	475	42	-	-		517
Total marketable equity securities	1,134	838	807	-		2,779

Total securities available for sale	1,954	229,224	16,982	-		248,160

Mortgages held for sale	-	39,437	3,187	-		42,624
Loans	-	208	5,975	-		6,183
Mortgage servicing rights (residential)	-	-	12,061	-		12,061
Derivative assets:
Interest rate contracts	6	61,054	933	-		61,993
Commodity contracts	-	2,928	34	-		2,962
Equity contracts	621	3,081	905	-		4,607
Foreign exchange contracts	36	5,297	5	-		5,338
Credit contracts	-	1,009	579	-		1,588
Other derivative contracts	-	-	-	-		-
Netting	-	-	-	(59,572	) (6)	(59,572)

Total derivative assets (7)	663	73,369	2,456	(59,572)		16,916

Other assets	324	5	348	-		677

Total assets recorded at fair value	$17,598	374,007	41,797	(59,572)		373,830

Derivative liabilities:
Interest rate contracts	$(32)	(59,488)	(375)	-		(59,895)
Commodity contracts	-	(3,008)	(37)	-		(3,045)
Equity contracts	(271)	(3,621)	(1,034)	-		(4,926)
Foreign exchange contracts	(14)	(3,792)	(39)	-		(3,845)
Credit contracts	-	(1,020)	(1,604)	-		(2,624)
Other derivative contracts	-	-	(52)	-		(52)
Netting	-	-	-	66,419	(6)	66,419

Total derivative liabilities (7)	(317)	(70,929)	(3,141)	66,419		(7,968)

Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(6,915)	(1,370)	-	-		(8,285)
Securities of U.S. states and political subdivisions	-	(18)	-	-		(18)
Corporate debt securities	-	(4,801)	-	-		(4,801)
Equity securities	(1,731)	-	-	-		(1,731)
Other securities	(1)	(147)	(8)	-		(156)
Total short sale liabilities	(8,647)	(6,336)	(8)	-		(14,991)

Other liabilities	-	(31)	(48)	-		(79)

Total liabilities recorded at fair value	$(8,964)	(77,296)	(3,197)	66,419		(23,038)

(1)	Includes collateralized debt obligations of $8 million that are classified as trading assets.
(2)	Net gains (losses) from trading activities recognized in the income statement include $(141) million and $138 million in net unrealized gains (losses) on trading securities held at March 31, 2013 and 2012, respectively.
(3)	Balances consist of securities that are predominantly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.
(4)	Includes collateralized debt obligations of $674 million that are classified as securities available for sale.
(5)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 for additional information.
(6)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(7)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3	Netting		Total
December 31, 2012
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$5,104	3,774	-	-		8,878
Securities of U.S. states and political subdivisions	-	1,587	46	-		1,633
Collateralized loans and other debt obligations (1)	-	-	742	-		742
Corporate debt securities	-	6,664	52	-		6,716
Mortgage-backed securities	-	13,380	6	-		13,386
Asset-backed securities	-	722	138	-		860
Equity securities	3,481	356	3	-		3,840
Total trading securities(2)	8,585	26,483	987	-		36,055
Other trading assets	2,150	887	76	-		3,113
Total trading assets (excluding derivatives)	10,735	27,370	1,063	-		39,168
Securities of U.S. Treasury and federal agencies	915	6,231	-	-		7,146
Securities of U.S. states and political subdivisions	-	35,045	3,631 (3)	-		38,676
Mortgage-backed securities:
Federal agencies	-	97,285	-	-		97,285
Residential	-	15,837	94	-		15,931
Commercial	-	19,765	203	-		19,968
Total mortgage-backed securities	-	132,887	297	-		133,184
Corporate debt securities	125	20,934	274	-		21,333
Collateralized loan and other debt obligations (4)	-	-	13,188 (3)	-		13,188
Asset-backed securities:
Auto loans and leases	-	7	5,921 (3)	-		5,928
Home equity loans	-	867	51	-		918
Other asset-backed securities	-	7,828	3,283 (3)	-		11,111
Total asset-backed securities	-	8,702	9,255	-		17,957
Other debt securities	-	930	-	-		930
Total debt securities	1,040	204,729	26,645	-		232,414
Marketable equity securities:
Perpetual preferred securities (5)	629	753	794 (3)	-		2,176
Other marketable equity securities	554	55	-	-		609
Total marketable equity securities	1,183	808	794	-		2,785
Total securities available for sale	2,223	205,537	27,439	-		235,199
Mortgages held for sale	-	39,055	3,250	-		42,305
Loans held for sale	-	6	-	-		6
Loans	-	185	6,021	-		6,206
Mortgage servicing rights (residential)	-	-	11,538	-		11,538
Derivative assets:
Interest rate contracts	16	70,277	1,058	-		71,351
Commodity contracts	-	3,386	70	-		3,456
Equity contracts	432	2,747	604	-		3,783
Foreign exchange contracts	19	5,481	24	-		5,524
Credit contracts	-	1,160	650	-		1,810
Other derivative contracts	-	-	-	-		-
Netting	-	-	-	(62,108	) (6)	(62,108)
Total derivative assets (7)	467	83,051	2,406	(62,108)		23,816
Other assets	136	123	162	-		421
Total assets recorded at fair value	$13,561	355,327	51,879	(62,108)		358,659
Derivative liabilities:
Interest rate contracts	$(52)	(68,244)	(399)	-		(68,695)
Commodity contracts	-	(3,541)	(49)	-		(3,590)
Equity contracts	(199)	(3,239)	(726)	-		(4,164)
Foreign exchange contracts	(23)	(3,553)	(3)	-		(3,579)
Credit contracts	-	(1,152)	(1,800)	-		(2,952)
Other derivative contracts	-	-	(78)	-		(78)
Netting	-	-	-	71,116	(6)	71,116
Total derivative liabilities (7)	(274)	(79,729)	(3,055)	71,116		(11,942)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(4,225)	(875)	-	-		(5,100)
Securities of U.S. states and political subdivisions	-	(9)	-	-		(9)
Corporate debt securities	-	(3,941)	-	-		(3,941)
Equity securities	(1,233)	(35)	-	-		(1,268)
Other securities	-	(47)	-	-		(47)
Total short sale liabilities	(5,458)	(4,907)	-	-		(10,365)
Other liabilities	-	(34)	(49)	-		(83)
Total liabilities recorded at fair value	$(5,732)	(84,670)	(3,104)	71,116		(22,390)

(1)	Includes collateralized debt obligations of $21 million that are classified as trading assets.
(2)	Net gains from trading activities recognized in the income statement include $305 million in net unrealized gains on trading securities we held at December 31, 2012.
(3)	Balances consist of securities that are predominantly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.
(4)	Includes collateralized debt obligations of $644 million that are classified as securities available for sale.
(5)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 for additional information.
(6)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(7)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changing the valuation technique used, are generally the cause of transfers between Level 1, Level 2, and Level 3.

All current period transfers into and out of Level 1, Level 2, and Level 3 are provided within the following table. The amounts reported as transfers represent the fair value as of the beginning of the quarter in which the transfer occurred.

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total

Quarter ended March 31, 2013
Trading securities (2)	$-	-	202	(25)	25	(202)	-
Securities available for sale (2)	17	-	10,676	(17)	-	(10,676)	-
Mortgages held for sale	-	-	93	(97)	97	(93)	-
Loans	-	-	48	-	-	(48)	-
Net derivative assets and liabilities	-	-	(21)	-	-	21	-

Total transfers	$17	-	10,998	(139)	122	(10,998)	-

Quarter ended March 31, 2012
Trading securities	$-	-	10	(14)	14	(10)	-
Securities available for sale	-	-	93	(43)	43	(93)	-
Mortgages held for sale	-	-	86	(87)	87	(86)	-
Loans	-	-	-	-	-	-	-
Net derivative assets and liabilities	-	-	12	8	(8)	(12)	-

Total transfers	$-	-	201	(136)	136	(201)	-

(1)	All transfers in and out of Level 3 are disclosed within the recurring level 3 rollforward table in this Note.
(2)	For quarter ended March 31, 2013, consists of $202 million of collateralized loan obligations classified as trading assets and $10.6 billion classified as securities available for sale that we transferred from Level 3 to Level 2 as a result of increased observable market data in the valuation of such instruments.

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2013, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Quarter ended March 31, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$46	3	-	(13)	-	-	36	1
Collateralized loan and other debt obligations	742	39	-	(74)	-	(202)	505	4
Corporate debt securities	52	2	-	(25)	-	-	29	2
Mortgage-backed securities	6	-	-	(1)	-	-	5	-
Asset-backed securities	138	5	-	(25)	25	-	143	-
Equity securities	3	-	-	(3)	-	-	-	-
Total trading securities	987	49	-	(141)	25	(202)	718	7
Other trading assets	76	(6)	-	-	-	-	70	(2)
Total trading assets (excluding derivatives)	1,063	43	-	(141)	25	(202)	788	5	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	3,631	2	(9)	(95)	-	-	3,529	-
Mortgage-backed securities:
Residential	94	(4)	6	-	-	(1)	95	-
Commercial	203	(3)	8	(5)	-	(11)	192	(1)
Total mortgage-backed securities	297	(7)	14	(5)	-	(12)	287	(1)
Corporate debt securities	274	2	8	-	-	(3)	281	-
Collateralized loan and other debt obligations	13,188	(1)	69	295	-	(10,613)	2,938	-
Asset-backed securities:
Auto loans and leases	5,921	-	9	(226)	-	-	5,704	-
Home equity loans	51	3	(1)	(5)	-	(48)	-	-
Other asset-backed securities	3,283	28	(5)	130	-	-	3,436	-
Total asset-backed securities	9,255	31	3	(101)	-	(48)	9,140	-
Total debt securities	26,645	27	85	94	-	(10,676)	16,175	(1	)(4)
Marketable equity securities:
Perpetual preferred securities	794	1	21	(9)	-	-	807	-
Other marketable equity securities	-	-	-	-	-	-	-	-
Total marketable equity securities	794	1	21	(9)	-	-	807	-	(5)
Total securities available for sale	27,439	28	106	85	-	(10,676)	16,982	(1)
Mortgages held for sale	3,250	(7)	-	(60)	97	(93)	3,187	(7	)(6)
Loans	6,021	(47)	-	49	-	(48)	5,975	(39	)(6)
Mortgage servicing rights	11,538	11	-	512	-	-	12,061	761	(6)
Net derivative assets and liabilities:
Interest rate contracts	659	268	-	(369)	-	-	558	357
Commodity contracts	21	10	-	(23)	-	(11)	(3)	-
Equity contracts	(122)	(39)	-	-	-	32	(129)	8
Foreign exchange contracts	21	(53)	-	(2)	-	-	(34)	(56)
Credit contracts	(1,150)	(13)	-	138	-	-	(1,025)	17
Other derivative contracts	(78)	26	-	-	-	-	(52)	-
Total derivative contracts	(649)	199	-	(256)	-	21	(685)	326	(7)
Other assets	162	(2)	-	188	-	-	348	(1	)(3)
Short sale liabilities	-	-	-	(8)	-	-	(8)	-	(3)
Other liabilities (excluding derivatives)	(49)	1	-	-	-	-	(48)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2013.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$77	(90)	-	-	(13)
Collateralized loan and other debt obligations	249	(323)	-	-	(74)
Corporate debt securities	58	(83)	-	-	(25)
Mortgage-backed securities	-	(1)	-	-	(1)
Asset-backed securities	6	(20)	-	(11)	(25)
Equity securities	-	(3)	-	-	(3)

Total trading securities	390	(520)	-	(11)	(141)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	390	(520)	-	(11)	(141)
Securities available for sale:
Securities of U.S. states and political subdivisions	-	(67)	75	(103)	(95)
Mortgage-backed securities:
Residential	-	-	-	-	-
Commercial	-	(1)	-	(4)	(5)

Total mortgage-backed securities	-	(1)	-	(4)	(5)
Corporate debt securities	-	-	-	-	-
Collateralized loan and other debt obligations	402	(14)	-	(93)	295
Asset-backed securities:
Auto loans and leases	351	-	148	(725)	(226)
Home equity loans	-	(5)	-	-	(5)
Other asset-backed securities	511	(34)	302	(649)	130

Total asset-backed securities	862	(39)	450	(1,374)	(101)

Total debt securities	1,264	(121)	525	(1,574)	94
Marketable equity securities:
Perpetual preferred securities	-	-	-	(9)	(9)
Other marketable equity securities	-	-	-	-	-

Total marketable equity securities	-	-	-	(9)	(9)

Total securities available for sale	1,264	(121)	525	(1,583)	85
Mortgages held for sale	102	-	-	(162)	(60)
Loans	1	-	117	(69)	49
Mortgage servicing rights	-	(423)	935	-	512
Net derivative assets and liabilities:
Interest rate contracts	-	1	-	(370)	(369)
Commodity contracts	1	(1)	-	(23)	(23)
Equity contracts	99	(67)	-	(32)	-
Foreign exchange contracts	-	-	-	(2)	(2)
Credit contracts	(3)	1	-	140	138
Other derivative contracts	-	-	-	-	-
Total derivative contracts	97	(66)	-	(287)	(256)
Other assets	197	-	-	(9)	188
Short sale liabilities	-	(8)	-	-	(8)
Other liabilities (excluding derivatives)	-	-	(3)	3	-

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2012, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Quarter ended March 31, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$53	-	-	50	-	-	103	-
Collateralized loan and other debt obligations	1,582	17	-	(60)	-	-	1,539	(12)
Corporate debt securities	97	-	-	35	-	-	132	(2)
Mortgage-backed securities	108	(1)	-	(43)	-	(10)	54	(3)
Asset-backed securities	190	11	-	(51)	14	-	164	4
Equity securities	4	-	-	(1)	-	-	3	-
Total trading securities	2,034	27	-	(70)	14	(10)	1,995	(13)
Other trading assets	115	(7)	-	-	-	-	108	-
Total trading assets (excluding derivatives)	2,149	20	-	(70)	14	(10)	2,103	(13	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	11,516	(4)	164	838	-	-	12,514	(6)
Mortgage-backed securities:
Residential	61	-	1	(1)	27	(30)	58	-
Commercial	232	(15)	22	(7)	-	-	232	-
Total mortgage-backed securities	293	(15)	23	(8)	27	(30)	290	-
Corporate debt securities	295	5	11	(4)	1	-	308	-
Collateralized loan and other debt obligations	8,599	57	183	324	-	-	9,163	-
Asset-backed securities:
Auto loans and leases	6,641	1	20	251	-	-	6,913	-
Home equity loans	282	7	18	(1)	14	(63)	257	-
Other asset-backed securities	2,863	3	57	(55)	1	-	2,869	-
Total asset-backed securities	9,786	11	95	195	15	(63)	10,039	-
Total debt securities	30,489	54	476	1,345	43	(93)	32,314	(6	)(4)
Marketable equity securities:
Perpetual preferred securities	1,344	31	8	(210)	-	-	1,173	-
Other marketable equity securities	23	-	(15)	(5)	-	-	3	-
Total marketable equity securities	1,367	31	(7)	(215)	-	-	1,176	-	(5)
Total securities available for sale	31,856	85	469	1,130	43	(93)	33,490	(6)
Mortgages held for sale	3,410	(35)	-	(46)	87	(86)	3,330	(36	)(6)
Loans	23	-	-	2	-	-	25	-	(6)
Mortgage servicing rights	12,603	(801)	-	1,776	-	-	13,578	(158	)(6)
Net derivative assets and liabilities:
Interest rate contracts	609	1,158	-	(1,432)	-	-	335	199
Commodity contracts	-	1	-	(7)	(8)	-	(14)	(7)
Equity contracts	(75)	(95)	-	3	-	(13)	(180)	(88)
Foreign exchange contracts	(7)	27	-	(5)	-	1	16	24
Credit contracts	(1,998)	171	-	74	-	-	(1,753)	233
Other derivative contracts	(117)	51	-	-	-	-	(66)	-
Total derivative contracts	(1,588)	1,313	-	(1,367)	(8)	(12)	(1,662)	361	(7)
Other assets	244	(3)	-	(13)	-	-	228	(11	)(3)
Short sale liabilities	-	-	-	-	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(44)	1	-	1	-	-	(42)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2012.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$59	(9)	-	-	50
Collateralized loan and other debt obligations	190	(250)	-	-	(60)
Corporate debt securities	81	(46)	-	-	35
Mortgage-backed securities	3	(46)	-	-	(43)
Asset-backed securities	72	(111)	-	(12)	(51)
Equity securities	-	(1)	-	-	(1)

Total trading securities	405	(463)	-	(12)	(70)

Other trading assets	-	-	-	-	-

Total trading assets
(excluding derivatives)	405	(463)	-	(12)	(70)
Securities available for sale:
Securities of U.S. states and political subdivisions	582	-	588	(332)	838
Mortgage-backed securities:
Residential	-	-	-	(1)	(1)
Commercial	-	-	-	(7)	(7)

Total mortgage-backed securities	-	-	-	(8)	(8)
Corporate debt securities	-	-	-	(4)	(4)
Collateralized loan and other debt obligations	550	-	-	(226)	324
Asset-backed securities:
Auto loans and leases	1,835	-	163	(1,747)	251
Home equity loans	-	-	-	(1)	(1)
Other asset-backed securities	399	(26)	335	(763)	(55)

Total asset-backed securities	2,234	(26)	498	(2,511)	195

Total debt securities	3,366	(26)	1,086	(3,081)	1,345
Marketable equity securities:
Perpetual preferred securities	-	-	-	(210)	(210)
Other marketable equity securities	-	(4)	-	(1)	(5)

Total marketable equity securities	-	(4)	-	(211)	(215)

Total securities available for sale	3,366	(30)	1,086	(3,292)	1,130
Mortgages held for sale	111	-	-	(157)	(46)
Loans	2	-	-	-	2
Mortgage servicing rights	-	-	1,776	-	1,776
Net derivative assets and liabilities:
Interest rate contracts	-	(1)	-	(1,431)	(1,432)
Commodity contracts	5	(7)	-	(5)	(7)
Equity contracts	115	(165)	-	53	3
Foreign exchange contracts	-	-	-	(5)	(5)
Credit contracts	1	(1)	-	74	74
Other derivative contracts	-	-	-	-	-

Total derivative contracts	121	(174)	-	(1,314)	(1,367)
Other assets	3	-	-	(16)	(13)
Short sale liabilities	-	-	-	-	-
Other liabilities (excluding derivatives)	(1)	2	-	-	1

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

127

Note 13: Fair Values of Assets and Liabilities (continued)

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input		Range of Inputs		Weighted Average (1)
March 31, 2013
Trading and available for sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$2,983		Discounted cash flow	Discount rate		0.5 - 5.0%		1.4
Auction rate securities and other municipal bonds	582		Discounted cash flow	Discount rate		0.5 - 13.3		5.2
				Weighted average life		3.0 - 13.0	yrs	3.6
Collateralized loan and other debt obligations (2)	876		Market comparable pricing	Comparability adjustment		(22.3) - 24.0%		(3.0)
	2,567		Vendor priced
Asset-backed securities:
Auto loans and leases	5,704		Discounted cash flow	Default rate		2.0 - 9.3		3.0
				Discount rate		0.4 - 1.8		0.8
				Loss severity		50.0 - 66.5		53.0
				Prepayment rate		0.6 - 0.9		0.7
Other asset-backed securities:
Dealer floor plan	1,472		Discounted cash flow	Discount rate		0.6 - 2.2		1.6
Diversified payment rights (3)	620		Discounted cash flow	Discount rate		1.2 - 2.8		1.9
Other commercial and consumer	1,413	(4)	Discounted cash flow	Discount rate		0.6 - 8.7		2.8
				Weighted average life		0.8 - 7.3	yrs	2.1
	74		Vendor priced
Marketable equity securities: perpetual preferred	807	(5)	Discounted cash flow	Discount rate		4.4 - 9.2%		5.9
				Weighted average life		1.0 - 7.0	yrs	5.5
Mortgages held for sale (residential)	3,187		Discounted cash flow	Default rate		0.7 - 14.9%		3.5
				Discount rate		3.4 - 7.9		5.5
				Loss severity		1.4 - 36.2		26.6
				Prepayment rate		1.0 - 10.6		5.7
Loans	5,975	(6)	Discounted cash flow	Discount rate		2.3 - 3.0		2.8
				Prepayment rate		1.9 - 42.1		11.9
				Utilization rate		0.0 - 2.0		0.8
Mortgage servicing rights (residential)	12,061		Discounted cash flow	Cost to service per loan	(7)	$90 - 854		216
				Discount rate		6.4 - 10.8%		7.3
				Prepayment rate	(8)	7.5 - 23.3		14.2
Net derivative assets and (liabilities):
Interest rate contracts	143		Discounted cash flow	Default rate		0.0 - 20.0		5.6
				Loss severity		50.0 - 81.8		51.3
				Prepayment rate		5.8 - 15.6		15.0
Interest rate contracts: derivative loan commitments	415		Discounted cash flow	Fall-out factor		1.0 - 99.0		21.9
				Initial-value servicing		(13.7) - 124.3	bps	79.7
Equity contracts	(129)		Option model	Correlation factor		(25.0) - 94.5%		67.3
				Volatility factor		9.5 - 68.2		22.9
Credit contracts	(1,031)		Market comparable pricing	Comparability adjustment		(32.8) - 33.5		0.1
	6		Option model	Credit spread		0.1 - 14.0		1.2
				Loss severity		16.5 - 87.5		45.6
Insignificant Level 3 assets, net of liabilities	875	(9)
Total level 3 assets, net of liabilities	$38,600	(10)
(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.
(2)	Includes $682 million of collateralized debt obligations.
(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.
(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.
(5)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.
(6)	Consists predominantly of reverse mortgage loans securitized with GNMA which were accounted for as secured borrowing transactions.
(7)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $90—$383.
(8)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(9)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, asset-backed securities backed by home equity loans, other marketable equity securities, other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.
(10)	Consists of total Level 3 assets of $41.8 billion and total Level 3 liabilities of $3.2 billion, before netting of derivative balances.

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input		Range of Inputs		Weighted Average (1)
December 31, 2012
Trading and available for sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$3,081		Discounted cash flow	Discount rate		0.5 - 4.8%		1.8
Auction rate securities and other municipal bonds	596		Discounted cash flow	Discount rate		2.0 - 12.9		4.4
				Weighted average life		3.0 - 7.5	yrs	3.4
Collateralized loan and other debt obligations(2)	1,423		Market comparable pricing	Comparability adjustment		(22.5) - 24.7%		3.5
	12,507		Vendor priced
Asset-backed securities:
Auto loans and leases	5,921		Discounted cash flow	Default rate		2.1 - 9.7		3.2
				Discount rate		0.6 - 1.6		1.0
				Loss severity		50.0 - 66.6		51.8
				Prepayment rate		0.6 - 0.9		0.7
Other asset-backed securities:
Dealer floor plan	1,030		Discounted cash flow	Discount rate		0.5 - 2.2		1.9
Diversified payment rights (3)	639		Discounted cash flow	Discount rate		1.0 - 2.9		1.8
Other commercial and consumer	1,665	(4)	Discounted cash flow	Discount rate		0.6 - 6.8		2.7
				Weighted average life		1.0 - 7.5	yrs	2.9
	87		Vendor priced
Marketable equity securities: perpetual preferred	794	(5)	Discounted cash flow	Discount rate		4.3 - 9.3%		6.3
				Weighted average life		1.0 - 7.0	yrs	5.3
Mortgages held for sale (residential)	3,250		Discounted cash flow	Default rate		0.6 - 14.8%		5.5
				Discount rate		3.4 - 7.5		5.4
				Loss severity		1.3 - 35.3		26.4
				Prepayment rate		1.0 - 11.0		6.2
Loans	6,021	(6)	Discounted cash flow	Discount rate		2.4 - 2.8		2.6
				Prepayment rate		1.6 - 44.4		11.6
				Utilization rate		0.0 - 2.0		0.8
Mortgage servicing rights (residential)	11,538		Discounted cash flow	Cost to service per loan	(7)	$90 - 854		219
				Discount rate		6.7 - 10.9%		7.4
				Prepayment rate	(8)	7.3 - 23.7		15.7
Net derivative assets and (liabilities):
Interest rate contracts	162		Discounted cash flow	Default rate		0.0 - 20.0		5.4
				Loss severity		45.8 - 83.2		51.6
				Prepayment rate		7.4 - 15.6		14.9
Interest rate contracts: derivative loan commitments	497		Discounted cash flow	Fall-out factor		1.0 - 99.0		22.9
				Initial-value servicing		(13.7) - 137.2	bps	85.6
Equity contracts	(122)		Option model	Correlation factor		(43.6) - 94.5%		50.3
				Volatility factor		3.0 - 68.9		26.5
Credit contracts	(1,157)		Market comparable pricing	Comparability adjustment		(34.4) - 30.5		0.1
	8		Option model	Credit spread		0.1 - 14.0		2.0
				Loss severity		16.5 - 87.5		52.3
Insignificant Level 3 assets, net of liabilities	835	(9)
Total level 3 assets, net of liabilities	$48,775	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.
(2)	Includes $665 million of collateralized debt obligations.
(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.
(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.
(5)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.
(6)	Consists predominantly of reverse mortgage loans securitized with GNMA which were accounted for as secured borrowing transactions.
(7)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $90—$437.
(8)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(9)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, asset-backed securities backed by home equity loans, other marketable equity securities, other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.
(10)	Consists of total Level 3 assets of $51.9 billion and total Level 3 liabilities of $3.1 billion, before netting of derivative balances.

Note 13: Fair Values of Assets and Liabilities (continued)

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

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the quarter ended March 31, 2013 and year ended December 31, 2012, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the fair value of the related individual assets or portfolios at period end.

	March 31, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	2,155	1,042	3,197	—	1,509	1,045	2,554
Loans held for sale	—	—	—	—	—	4	—	4
Loans:
Commercial	—	228	3	231	—	1,507	—	1,507
Consumer	—	1,541	4	1,545	—	5,889	4	5,893
Total loans (2)	—	1,769	7	1,776	—	7,396	4	7,400
Other assets (3)	—	290	66	356	—	989	144	1,133

(1)	Predominantly real estate 1-4 family first mortgage loans.
(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Includes the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been recognized in the periods presented.

	Quarter ended March 31,
(in millions)	2013	2012
Mortgages held for sale (LOCOM)	$39	48
Loans held for sale	—	(1)
Loans:
Commercial	(91)	(301)
Consumer (1)	(907)	(1,203)
Total loans	(998)	(1,504)
Other assets (2)	(79)	(140)
Total	$(1,038)	(1,597)

(1)	Represents write-downs of loans based on the appraised value of the collateral.
(2)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs	Weighted Average (2)
March 31, 2013
Residential mortgages held for sale (LOCOM)	$1,042	(3)	Discounted cash flow	Default rate	(4)	1.1 - 6.5%	3.0%
				Discount rate		4.0 - 11.8	10.7
				Loss severity		2.0 - 42.6	5.8
				Prepayment rate	(5)	1.0 - 100.0	66.3
Insignificant level 3 assets	73
Total	1,115
December 31, 2012
Residential mortgages held for sale (LOCOM)	$1,045	(3)	Discounted cash flow	Default rate	(4)	2.9 - 21.2%	7.9%
				Discount rate		4.1 - 11.9	10.9
				Loss severity		2.0 - 45.0	6.0
				Prepayment rate	(5)	1.0 - 100.0	66.7
Insignificant level 3 assets	148
Total	1,193
(1)	Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.
(2)	Weighted averages are calculated using outstanding unpaid principal balance of the loans.
(3)	Consists of approximately $942 million government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitization, for both March 31, 2013 and December 31, 2012, and $100 million and $103 million of other mortgage loans which are not government insured/guaranteed for March 31, 2013 and December 31, 2012, respectively.
(4)	Applies only to non-government insured/guaranteed loans.
(5)	Includes the impact on prepayment rate of expected defaults for the government insured/guaranteed loans, which impacts the frequency and timing of early resolution of loans.

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

(in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
March 31, 2013
Offshore funds	$444	-	Daily - Annually	1 - 180 days
Funds of funds	1	-	Quarterly	90 days
Hedge funds	2	-	Daily - Annually	5 - 95 days
Private equity funds	773	183	N/A	N/A
Venture capital funds	78	19	N/A	N/A
Total	$1,298	202

December 31, 2012
Offshore funds	$379	-	Daily - Annually	1 -180 days
Funds of funds	1	-	Quarterly	90 days
Hedge funds	2	-	Daily - Annually	5 - 95 days
Private equity funds	807	195	N/A	N/A
Venture capital funds	82	21	N/A	N/A
Total	$1,271	216

N/A - Not applicable

Offshore funds primarily invest in investment grade European fixed-income securities. Redemption restrictions are in place for these investments with a fair value of $216 million and $189 million at March 31, 2013 and December 31, 2012, respectively, due to lock-up provisions that will remain in effect until February 2016.

Note 13: Fair Values of Assets and Liabilities (continued)

Private equity funds invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buyouts, recapitalizations and expansion opportunities. Substantially all of these investments do not allow redemptions. Alternatively, we receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next eight years.

Venture capital funds invest in domestic and foreign companies in a variety of industries, including information technology, financial services and healthcare. These investments can never be redeemed with the funds. Instead, we receive distributions as the underlying assets of the fund liquidate, which we expect to occur over the next five years.

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

We elected to measure certain LHFS portfolios at fair value in conjunction with customer accommodation activities, to better align the measurement basis of the assets held with our management objectives given the trading nature of these portfolios. In addition, we elected to measure at fair value certain letters of credit and nonmarketable equity securities that are hedged with derivative instruments to better reflect the economics of the transactions. The letters of credit are included in trading account assets or liabilities, and the nonmarketable equity securities are included in other assets.

Loans that we measure at fair value consist predominantly of reverse mortgage loans previously transferred under a GNMA reverse mortgage securitization program accounted for as a secured borrowing. Before the transfer, they were classified as MHFS measured at fair value and, as such, remain carried on our balance sheet under the fair value option.

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

	March 31, 2013			December 31, 2012
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal

Mortgages held for sale:
Total loans	$42,624	41,907	717 (1)	42,305	41,183	1,122 (1)
Nonaccrual loans	336	633	(297)	309	655	(346)
Loans 90 days or more past due and still accruing	49	66	(17)	49	64	(15)
Loans held for sale:
Total loans	-	9	(9)	6	10	(4)
Nonaccrual loans	-	6	(6)	2	6	(4)
Loans:
Total loans	6,183	5,693	490	6,206	5,669	537
Nonaccrual loans	112	110	2	89	89	-
Other assets	197	n/a	n/a	-	n/a	n/a
Long-term debt	-	(199)	199 (2)	(1)	(1,157)	1,156 (2)

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.
(2)	Represents collateralized, non-recourse debt securities issued by certain of our consolidated securitization VIEs that are held by third party investors. To the extent cash flows from the underlying collateral are not sufficient to pay the unpaid principal amount of the debt, those third party investors absorb losses.

Note 13: Fair Values of Assets and Liabilities (continued)

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

	2013			2012
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income

Quarter ended March 31,
Mortgages held for sale	$973	-	-	1,795	-	1
Loans held for sale	-	-	-	-	-	13
Loans	-	-	(47)	-	-	42
Other assets	-	-	14	-	-	-
Other interests held	-	(7)	6	-	(9)	23

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

	Quarter ended March 31,
(in millions)	2013	2012

Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$37	(39)
Loans held for sale	-	13

Total	$37	(26)

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

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2013
Financial assets
Cash and due from banks (1)	$16,217	16,217	-	-	16,217
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	143,804	4,505	139,299	-	143,804
Mortgages held for sale (2)	4,078	-	3,032	1,042	4,074
Loans held for sale (2)	194	-	190	13	203
Loans, net (3)	764,756	-	57,607	717,077	774,684
Nonmarketable equity investments (cost method)	6,649	-	2	8,146	8,148

Financial liabilities
Deposits	1,010,733	-	956,330	55,308	1,011,638
Short-term borrowings (1)	60,693	-	60,693	-	60,693
Long-term debt (4)	126,179	-	118,812	10,842	129,654

December 31, 2012
Financial assets
Cash and due from banks (1)	$21,860	21,860	-	-	21,860
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	137,313	5,046	132,267	-	137,313
Mortgages held for sale (2)	4,844	-	3,808	1,045	4,853
Loans held for sale (2)	104	-	83	29	112
Loans, net (3)	763,968	-	56,237	716,114	772,351
Nonmarketable equity investments (cost method)	6,799	-	2	8,229	8,231

Financial liabilities
Deposits	1,002,835	-	946,922	57,020	1,003,942
Short-term borrowings (1)	57,175	-	57,175	-	57,175
Long-term debt (4)	127,366	-	119,220	11,063	130,283

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.
(2)	Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which election of the fair value option was made.
(3)	Loans exclude balances for which the fair value option was elected and also exclude lease financing with a carrying amount of $12.4 billion at both March 31, 2013 and December 31, 2012, respectively.
(4)	The carrying amount and fair value exclude balances for which the fair value option was elected and obligations under capital leases of $12 million at both March 31, 2013 and December 31, 2012, respectively.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $629 million and $586 million at March 31, 2013 and December 31, 2012, respectively.

Note 14: Preferred Stock

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Our total issued and outstanding preferred stock includes Dividend Equalization Preferred (DEP) shares and Series I, J, K, L, N, O and P which are presented in the following two tables, and Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock, which is presented in the second table below and the table on the following page.

	March 31, 2013		December 31, 2012

	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares

Dividend Equalization Preferred Shares	$10	97,000	$10	97,000

Series G

7.25% Class A Preferred Stock	15,000	50,000	15,000	50,000

Series H

Floating Class A Preferred Stock	20,000	50,000	20,000	50,000

Series I

Floating Class A Preferred Stock	100,000	25,010	100,000	25,010

Series J

8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000

Series K

7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000

Series L

7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000

Series N

5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000

Series O

5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600

Series P

5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	-	-

Total		10,131,010		10,104,610

	March 31, 2013				December 31, 2012
(in millions, except shares)	Shares issued and outstanding	Par value	Carrying value	Discount	Shares issued and outstanding	Par value	Carrying value	Discount

DEP Shares

Dividend Equalization Preferred Shares	96,546	$-	-	-	96,546	$-	-	-

Series I (1)

Floating Class A Preferred Stock	25,010	2,501	2,501	-	25,010	2,501	2,501	-

Series J (1)

8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155

Series K (1)

7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476

Series L (1)

7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768

Series N (1)

5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	-	30,000	750	750	-

Series O (1)

5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	-	26,000	650	650	-

Series P (1)

5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	-	-	-	-	-

ESOP

Cumulative Convertible Preferred Stock	1,815,055	1,815	1,815	-	910,934	911	911	-

Total	11,487,986	$15,811	14,412	1,399	10,558,865	$14,282	12,883	1,399

(1)	Preferred shares qualify as Tier 1 capital.

In March 2013, we issued 25 million Depositary Shares, each representing a 1/1,000th interest in a share of the Non-Cumulative Perpetual Class A Preferred Stock, Series P, for an aggregate public offering price of $625 million.

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

	Shares issued and outstanding		Carrying value		Adjustable
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	dividend rate
(in millions, except shares)	2013	2012	2013	2012	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2013	904,121	-	$904	-	8.50%	11.00
2012	245,604	245,604	246	246	10.00	11.00
2011	277,263	277,263	277	277	9.00	10.00
2010	201,011	201,011	201	201	9.50	10.50
2008	73,434	73,434	73	73	10.50	11.50
2007	53,768	53,768	54	54	10.75	11.75
2006	33,559	33,559	34	34	10.75	11.75
2005	18,882	18,882	19	19	9.75	10.75
2004	7,413	7,413	7	7	8.50	9.50

Total ESOP Preferred Stock (1)	1,815,055	910,934	$1,815	911

Unearned ESOP shares (2)			$(1,971)	(986)

(1)	At March 31, 2013 and December 31, 2012, additional paid-in capital included $156 million and $75 million, respectively, related to ESOP preferred stock.
(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 15: Employee Benefits

We sponsor a noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of

Wells Fargo. Benefits accrued under the Cash Balance Plan were frozen effective July 1, 2009.

The net periodic benefit cost was:

	2013			2012
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits

Quarter ended March 31,
Service cost	$-	-	3	-	-	3
Interest cost	113	7	12	128	8	15
Expected return on plan assets	(171)	-	(9)	(162)	-	(9)
Amortization of net actuarial loss	42	4	-	33	3	-
Amortization of prior service credit	-	-	(1)	-	-	(1)
Settlement	-	4	-	1	-	-
Net periodic benefit cost (income)	$(16)	15	5	-	11	8

Note 16: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31,
(in millions, except per share amounts)	2013	2012

Wells Fargo net income	$5,171	4,248
Less: Preferred stock dividends and other (1)	240	226

Wells Fargo net income applicable to common stock (numerator)	$4,931	4,022

Earnings per common share
Average common shares outstanding (denominator)	5,279.0	5,282.6
Per share	$0.93	0.76

Diluted earnings per common share
Average common shares outstanding	5,279.0	5,282.6
Add: Stock options	28.8	24.9
Restricted share rights	43.9	30.3
Warrants	1.8	-

Diluted average common shares outstanding (denominator)	5,353.5	5,337.8

Per share	$0.92	0.75

(1)	Includes $240 million and $219 million of preferred stock dividends for first quarter 2013 and 2012, respectively.

The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2013	2012

Options	14.4	135.5

Warrants	-	39.2

Note 17: Other Comprehensive Income

The components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects were:

	Quarter ended March 31,
	2013			2012
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax

Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	$(18)	2	(16)	10	(4)	6

Securities available for sale:
Net unrealized gains (losses) arising during the period	(634)	230	(404)	1,874	(704)	1,170
Reclassification of net (gains) losses to net income:
Net (gains) losses on debt securities available for sale	(45)	17	(28)	7	(2)	5
Net gains from equity investments	(68)	26	(42)	(233)	82	(151)

Subtotal reclassifications to net income	(113)	43	(70)	(226)	80	(146)

Net unrealized gains (losses) arising during the period	(747)	273	(474)	1,648	(624)	1,024

Derivatives and hedging activities:
Net unrealized gains arising during the period	7	(2)	5	42	(12)	30
Reclassification of net (gains) losses on cash flow hedges to net income:
Interest income on loans	(116)	47	(69)	(129)	48	(81)
Interest expense on long-term debt	27	(10)	17	22	(8)	14
Salaries expense	2	(1)	1	-	-	-

Subtotal reclassifications to net income	(87)	36	(51)	(107)	40	(67)

Net unrealized losses arising during the period	(80)	34	(46)	(65)	28	(37)

Defined benefit plans adjustments:
Net actuarial gains (losses) arising during the period	6	(2)	4	(5)	2	(3)
Reclassification of amounts to net periodic benefit costs (1):
Amortization of net actuarial loss	46	(18)	28	36	(13)	23
Other	3	(1)	2	-	-	-

Subtotal reclassifications to net periodic benefit costs	49	(19)	30	36	(13)	23

Net gains arising during the period	55	(21)	34	31	(11)	20

Other comprehensive income (loss)	$(790)	288	(502)	1,624	(611)	1,013

Less: Other comprehensive income from noncontrolling interests, net of tax			3			4

Wells Fargo other comprehensive income (loss), net of tax			$(505)			1,009

(1)	These items are included in the computation of net periodic benefit cost which is recorded in employee benefit expense (see Note 15 for additional details).

Note 17: Other Comprehensive Income (continued)

Cumulative OCI balances were:

(in millions)	Foreign currency translation adjustments	Securities available for sale	Derivatives and hedging activities	Defined benefit plans adjustments	Cumulative other comprehensive income
Quarter ended March 31, 2013
Balance, beginning of period	$80	7,462	289	(2,181)	5,650
Net unrealized gains (losses) arising during the period	(16)	(404)	5	4	(411)
Amounts reclassified from accumulated other comprehensive income	-	(70)	(51)	30	(91)
Net change	(16)	(474)	(46)	34	(502)
Less: Other comprehensive income from noncontrolling interests	-	3	-	-	3
Balance, end of period	$64	6,985	243	(2,147)	5,145
Quarter ended March 31, 2012
Balance, beginning of period	$90	4,413	490	(1,786)	3,207
Net unrealized gains (losses) arising during the period	6	1,170	30	(3)	1,203
Amounts reclassified from accumulated other comprehensive income	-	(146)	(67)	23	(190)
Net change	6	1,024	(37)	20	1,013
Less: Other comprehensive income from noncontrolling interests	-	4	-	-	4
Balance, end of period	$96	5,433	453	(1,766)	4,216

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

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
average balances in billions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Quarter ended March 31,
Net interest income (2)	$7,119	7,326	3,005	3,181	669	701	(294)	(320)	10,499	10,888
Provision (reversal of provision)
for credit losses	1,262	1,878	(58)	95	14	43	1	(21)	1,219	1,995
Noninterest income	5,780	6,095	3,081	2,852	2,528	2,361	(629)	(560)	10,760	10,748
Noninterest expense	7,377	7,825	3,091	3,054	2,639	2,547	(707)	(433)	12,400	12,993

Income (loss) before income
tax expense (benefit)	4,260	3,718	3,053	2,884	544	472	(217)	(426)	7,640	6,648
Income tax expense (benefit)	1,288	1,293	1,007	1,016	207	181	(82)	(162)	2,420	2,328

Net income (loss) before
noncontrolling interests	2,972	2,425	2,046	1,868	337	291	(135)	(264)	5,220	4,320
Less: Net income (loss) from
noncontrolling interests	48	77	1	-	-	(5)	-	-	49	72

Net income (loss) (3)	$2,924	2,348	2,045	1,868	337	296	(135)	(264)	5,171	4,248

Average loans	$498.9	486.1	284.5	268.6	43.8	42.5	(29.1)	(28.6)	798.1	768.6
Average assets	799.6	738.3	496.1	467.8	180.3	161.9	(71.7)	(65.1)	1,404.3	1,302.9
Average core deposits	619.2	575.2	224.1	220.9	149.4	135.6	(66.8)	(61.2)	925.9	870.5

(1)	Includes Wachovia integration expenses, through completion in the first quarter of 2012, and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing services and products for wealth management customers provided in Community Banking stores.
(2)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.
(3)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.

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

We do not consolidate our wholly-owned trust (the Trust) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trust includable in Tier 1 capital were $2.1 billion at March 31, 2013. Since December 31, 2012, we have redeemed $2.8 billion of trust preferred securities. Under applicable regulatory capital guidelines issued by bank regulatory agencies, upon notice of redemption, the redeemed trust preferred securities no longer qualify as Tier 1 Capital for the Company. This redemption is consistent with the Capital Plan the Company submitted to the Federal Reserve Board and the actions the Company previously announced on March 13, 2012.

Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At March 31, 2013, each seller/servicer met these requirements. Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At March 31, 2013, each of these subsidiaries met these requirements.

The following table presents regulatory capital information for Wells Fargo & Company and Wells Fargo Bank, N.A.

	Wells Fargo & Company		Wells Fargo Bank, N.A.		Well-	Minimum
(in billions, except ratios)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	capitalized ratios (1)	capital ratios (1)

Regulatory capital:
Tier 1	$129.1	126.6	105.5	101.3
Total	161.6	157.6	130.5	124.8

Assets:
Risk-weighted	$1,094.3	1,077.1	1,001.5	1,002.0
Adjusted average (2)	1,354.5	1,336.4	1,211.3	1,195.9

Capital ratios:
Tier 1 capital (3)	11.80%	11.75	10.54	10.11	6.00	4.00
Total capital (3)	14.76	14.63	13.03	12.45	10.00	8.00
Tier 1 leverage (2)	9.53	9.47	8.71	8.47	5.00	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.
(2)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
(3)	Effective September 30, 2012, we refined our determination of the risk weighting of certain unused lending commitments that provide for the ability to issue standby letters of credit and commitments to issue standby letters of credit under syndication arrangements where we have an obligation to issue in a lead agent or similar capacity beyond our contractual participation level.

Glossary of Acronyms

ACL	Allowance for credit losses

ALCO	Asset/Liability Management Committee

ARM	Adjustable-rate mortgage

ARS	Auction rate security

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

AVM	Automated valuation model

BCBS	Basel Committee on Bank Supervision

BHC	Bank holding company

CCAR	Comprehensive Capital Analysis and Review

CD	Certificate of deposit

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation

CLTV	Combined loan-to-value

CPP	Capital Purchase Program

CPR	Constant prepayment rate

CRE	Commercial real estate

DPD	Days past due

ESOP	Employee Stock Ownership Plan

FAS	Statement of Financial Accounting Standards

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation (credit rating)

FNMA	Federal National Mortgage Association

FRB	Board of Governors of the Federal Reserve System

FSB	Financial Stability Board

FTC	Federal Trade Commission

GAAP	Generally accepted accounting principles

GNMA	Government National Mortgage Association

GSE	Government-sponsored entity

HAMP	Home Affordability Modification Program

HPI	Home Price Index

HUD	Department of Housing and Urban Development

IFRS	International Financial Reporting Standards

LHFS	Loans held for sale

LIBOR	London Interbank Offered Rate

LIHTC	Low-Income Housing Tax Credit

LOCOM	Lower of cost or market value

LTV	Loan-to-value

MBS	Mortgage-backed security

MHA	Making Home Affordable programs

MHFS	Mortgages held for sale

MSR	Mortgage servicing right

MTN	Medium-term note

NAV	Net asset value

NPA	Nonperforming asset

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PCI Loans	Purchased credit-impaired loans

PTPP	Pre-tax pre-provision profit

RBC	Risk-based capital

ROA	Wells Fargo net income to average total assets

ROE	Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity

SEC	Securities and Exchange Commission

S&P	Standard & Poor’s

SPE	Special purpose entity

TARP	Troubled Asset Relief Program

TDR	Troubled debt restructuring

VA	Department of Veterans Affairs

VaR	Value-at-risk

VIE	Variable interest entity

WFCC	Wells Fargo Canada Corporation

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this item can be found in Note 11 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.

Item 1A.	Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2013.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be purchased under the authorization
January	230,885	$35.04	197,475,465
February	6,599,588	35.09	190,875,877
March (2)	9,804,818	34.99	181,071,059
Total	16,635,291

(1)	All shares were repurchased under an authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on October 23, 2012. Unless modified or revoked by the Board, this authorization does not expire.
(2)	Includes 5,808,061 shares at a weighted-average price paid per share of $34.43 repurchased in a private transaction.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended March 31, 2013.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
January	-	$-	451,944,402
February	-	-	451,944,402
March	-	-	451,944,402
Total	-

(1)	Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, authorization does not expire.

Item 6.	Exhibits

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

Dated: May 8, 2013	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Filed herewith.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended Mar. 31,

	2013	2012

Including interest on deposits	7.08	5.51

Excluding interest on deposits	9.64	7.58

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Quarter ended Mar. 31,

	2013	2012

Including interest on deposits	5.52	4.45

Excluding interest on deposits	6.88	5.61

Exhibit Number	Description	Location
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99(a)	Amendment of Consent Order dated effective February 28, 2013, between the Company and the Board of Governors of the Federal Reserve System.	Filed herewith.
99(b)	Amendment to Consent Order dated effective February 28, 2013, between Wells Fargo Bank, N.A. and the Comptroller of the Currency.	Filed herewith.
101	XBRL Instance Document	Filed herewith.
101	XBRL Taxonomy Extension Schema Document	Filed herewith.
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.