Form 10-Q
period 2013-06-30
WELLS FARGO & COMPANY/MN
filed 2013-08-07
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐            No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding July 31, 2013
Common stock, $1-2/3 par value	5,309,782,331

FORM 10-Q

CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data

	Quarter ended			% Change June 30, 2013 from		Six months ended
($ in millions, except per share amounts)	June 30, 2013	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012	% Change

For the Period
Wells Fargo net income	$5,519	5,171	4,622	7%	19	10,690	8,870	21%
Wells Fargo net income applicable to common stock	5,272	4,931	4,403	7	20	10,203	8,425	21
Diluted earnings per common share	0.98	0.92	0.82	7	20	1.90	1.57	21
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.55%	1.49	1.41	4	10	1.52	1.36	12
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	14.02	13.59	12.86	3	9	13.81	12.51	10
Efficiency ratio (1)	57.3	58.3	58.2	(2)	(2)	57.8	59.1	(2)
Total revenue	$21,378	21,259	21,289	1	-	42,637	42,925	(1)
Pre-tax pre-provision profit (PTPP) (2)	9,123	8,859	8,892	3	3	17,982	17,535	3
Dividends declared per common share	0.30	0.25	0.22	20	36	0.55	0.44	25
Average common shares outstanding	5,304.7	5,279.0	5,306.9	-	-	5,291.9	5,294.9	-
Diluted average common shares outstanding	5,384.6	5,353.5	5,369.9	1	-	5,369.9	5,354.3	-
Average loans	$800,241	798,074	768,223	-	4	799,164	768,403	4
Average assets	1,429,005	1,404,334	1,321,584	2	8	1,416,741	1,312,252	8
Average core deposits (3)	936,090	925,866	880,636	1	6	931,006	875,576	6
Average retail core deposits (4)	666,043	662,913	624,329	-	7	664,487	620,445	7
Net interest margin	3.46%	3.48	3.91	(1)	(12)	3.47	3.91	(11)
At Period End
Securities available for sale	$249,439	248,160	226,846	1	10	249,439	226,846	10
Loans	801,974	799,966	775,199	-	3	801,974	775,199	3
Allowance for loan losses	16,144	16,711	18,320	(3)	(12)	16,144	18,320	(12)
Goodwill	25,637	25,637	25,406	-	1	25,637	25,406	1
Assets	1,440,563	1,436,634	1,336,204	-	8	1,440,563	1,336,204	8
Core deposits (3)	941,158	939,934	882,137	-	7	941,158	882,137	7
Wells Fargo stockholders’ equity	162,421	162,086	148,070	-	10	162,421	148,070	10
Total equity	163,777	163,395	149,437	-	10	163,777	149,437	10
Tier 1 capital (5)	132,969	129,071	117,856	3	13	132,969	117,856	13
Total capital (5)	164,998	161,551	149,813	2	10	164,998	149,813	10
Capital ratios:
Total equity to assets	11.37%	11.37	11.18	-	2	11.37	11.18	2
Risk-based capital (5):
Tier 1 capital	12.12	11.80	11.69	3	4	12.12	11.69	4
Total capital	15.03	14.76	14.85	2	1	15.03	14.85	1
Tier 1 leverage (5)	9.63	9.53	9.25	1	4	9.63	9.25	4
Tier 1 common equity (6)	10.71	10.39	10.08	3	6	10.71	10.08	6
Common shares outstanding	5,302.2	5,288.8	5,275.7	-	1	5,302.2	5,275.7	1
Book value per common share	$28.26	28.27	26.06	-	8	28.26	26.06	8
Common stock price:
High	41.74	38.20	34.59	9	21	41.74	34.59	21
Low	36.19	34.43	29.80	5	21	34.43	27.94	23
Period end	41.27	36.99	33.44	12	23	41.27	33.44	23
Team members (active, full-time equivalent)	274,300	274,300	264,400	-	4	274,300	264,400	4

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(6)	See the “Capital Management” section in this Report for additional information.

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

Financial Review

Overview

Wells Fargo & Company is a nationwide, diversified, community-based financial services company with $1.4 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 9,000 stores, 12,000 ATMs and the Internet (wellsfargo.com), and we have offices in more than 35 countries to support our customers who conduct business in the global economy. With more than 274,000 active, full-time equivalent team members, we serve one in three households in the United States and rank No. 25 on Fortune’s 2013 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at June 30, 2013.

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

Financial Performance

Wells Fargo net income was $5.5 billion in second quarter 2013, the highest quarterly profit in our history, with record diluted earnings per share of $0.98. Net income and diluted earnings per share (EPS) increased at double-digit rates (19% and 20%, respectively), compared with second quarter 2012. This was our 14th consecutive quarter of earnings per share growth and 9th consecutive quarter of record earnings per share. Achieving this consistent, strong performance, during a dynamic economic and interest rate environment, demonstrates the benefit of our diversified business model. We are not dependent on any one business to generate growth. We have over 90 different businesses that are all focused on meeting our customer’s financial needs. Our results this quarter demonstrate the momentum we have throughout our businesses. Compared with a year ago:

•	we grew pre-tax pre-provision profit by 3%;
•	we reduced our expenses and improved our efficiency ratio by 90 basis points to 57.3%;
•	our loans grew by $26.8 billion, up 3%, and our core loan portfolio grew by $42.3 billion, up 6%;
•

our credit performance continued to improve, benefiting from our conservative underwriting and improving economic conditions, especially in housing, with net charge-offs down to 58 basis points and our total net charge-offs down 48% from a year ago;

•	our strong deposit franchise continued to grow, with total deposits up 10% from a year ago, while we reduced total deposit costs by 5 basis points to 14 basis points;
•

we achieved record retail banking cross-sell of 6.14 products per household (May 2013); Wholesale Banking grew to 6.9 products (March 2013) and Wealth, Brokerage and Retirement cross-sell increased to 10.35 products (May 2013);

•	we grew return on assets (ROA) by 14 basis points to 1.55% and return on equity (ROE) increased by 116 basis points to 14.02%; and
•	our capital levels continued to grow with our estimated Tier I common equity ratio under Basel III increasing to 8.62%.

Our balance sheet continued to strengthen in second quarter 2013 with further core loan and deposit growth and an increase in our securities portfolio. Our non-strategic/liquidating loan portfolios decreased $3.3 billion during the quarter and, excluding the planned runoff of these loans, our core loan portfolios increased $5.3 billion from the prior quarter. Total average loans were $800.2 billion, up $2.2 billion from the prior quarter. Our short-term investments and federal funds sold balances increased by $4.9 billion during the quarter on continued strong deposit growth. We grew our securities available for sale portfolio by $1.3 billion as new investments were largely offset by run-off and a $6.1 billion reduction in the net unrealized gain on securities available for sale. Deposit

Overview (continued)

growth remained strong with period-end deposits up $10.9 billion from first quarter 2013. We have successfully grown deposits while reducing our deposit costs for 10 consecutive quarters. Our ROA grew to 1.55%, within our targeted range of 1.3% to 1.6%, and our ROE increased to 14.02%, also within our targeted range of 12% to 15%.

Credit Quality

Credit quality continued to improve in second quarter 2013, with solid performance in several of our commercial and consumer loan portfolios. Net charge-offs of $1.2 billion were 0.58% (annualized) of average loans, down 57 basis points from a year ago, and the lowest rate since second quarter 2006. Net losses in our commercial portfolio were $44 million, or 5 basis points of average loans. Net consumer losses declined to 101 basis points from 176 basis points in second quarter 2012.

Commercial losses for second quarter 2013 were favorably affected by our commercial real estate portfolios reporting a net recovery position due to resolutions of problem loans. The consumer loss levels have improved due to lower severity reflecting the positive momentum in the residential real estate market, with home values improving significantly in many markets, as well as lower frequency.

Nonperforming assets decreased to $21.1 billion at June 30, 2013, from $24.5 billion at December 31, 2012, with declines in both nonaccrual loans and foreclosed assets.

Reflecting these improvements in our loan portfolios, our $652 million provision for credit losses this quarter was $1.1 billion less than a year ago. This provision included a release of $500 million from the allowance for credit losses (the amount by which net charge-offs exceeded the provision), compared with a release of $400 million a year ago. We continue to expect future allowance releases absent a significant deterioration in the economy.

Capital

We continued to build capital in second quarter 2013, increasing total equity to $163.8 billion at June 30, 2013. Our Tier 1 common equity ratio grew 32 basis points during the quarter to 10.71% of risk-weighted assets (RWA) under Basel I, reflecting strong internal capital generation. Our estimated Tier I common equity ratio under Basel III which reflects our interpretation of the Basel III capital rules adopted July 2, 2013, increased to 8.62% in the second quarter. Other comprehensive income (OCI) negatively impacted the ratio by 24 basis points in the quarter due primarily to a reduction in net unrealized securities gains as a result of the increase in interest rates. Because of our strong earnings growth, we grew capital even with the impact from the increase in rates. We expect reductions to net unrealized securities gains when rates rise and this is one reason why we target an internal capital buffer of approximately 100 basis points.

Our strong earnings growth has enabled us to grow our capital levels while returning more capital to our shareholders. We increased our second quarter 2013 dividend to $0.30 per share, a 20% increase over our first quarter dividend, purchased 26.7 million shares in the quarter and executed a $500 million forward contract that is expected to settle in third quarter 2013 for approximately 13 million shares.

Our other regulatory capital ratios remained strong with an increase in the Tier 1 capital ratio to 12.12% and Tier 1 leverage ratio to 9.63% at June 30, 2013, from 11.80% and 9.53%, respectively, at March 31, 2013. In July 2013, U.S. banking regulatory agencies issued a supplemental leverage ratio proposal. Based on our initial review, we believe our current leverage levels would meet the applicable proposed requirements at the holding company and each of its insured depository institution subsidiaries. See the “Capital Management” section in this Report for more information regarding our capital, including Tier 1 common equity.

Earnings Performance

Wells Fargo net income for second quarter 2013 was $5.5 billion ($0.98 diluted earnings per common share) compared with $4.6 billion ($0.82 diluted earnings per common share) for second quarter 2012. Net income for the first half of 2013 was $10.7 billion compared with $8.9 billion for the same period a year ago. Our second quarter 2013 quarterly and six-month earnings reflected the strength of our diversified business model with growth in many of our businesses. The key drivers of our financial performance in the second quarter and first half of 2013 were balanced net interest and fee income, diversified sources of fee income, a diversified loan portfolio and strong underlying credit performance.

Revenue, the sum of net interest income and noninterest income, was $21.4 billion in second quarter 2013, compared with $21.3 billion in second quarter 2012. Revenue for the first half of 2013 was $42.6 billion, down 1% from a year ago. The increase in revenue for second quarter 2013 was predominantly due to an increase in noninterest income, resulting from higher fee income in many of the Company’s core businesses. The decrease in revenue for the first half of 2013 was predominantly due to a decrease in net interest income, resulting from continued repricing of the balance sheet in a low interest rate environment. Net interest income was $10.8 billion in second quarter 2013, representing 50% of revenue, compared with $11.0 billion (52%) in second quarter 2012. Continued success in generating low-cost deposits enabled us to grow assets by funding loans and securities growth while reducing higher cost long-term debt.

Noninterest income was $10.6 billion in second quarter 2013, representing 50% of revenue, compared with $10.3 billion (48%) in second quarter 2012. Noninterest income was $21.4 billion for the first half of 2013 compared with $21.0 billion for the same period a year ago. The increase in noninterest income for the second quarter and first half of 2013 was driven predominantly by solid performance in many of our businesses. Those fee sources generating double-digit year-over-year revenue growth in the second quarter and first half of 2013 included deposit service charges, brokerage advisory, commission and other fees, investment banking fees and card fees.

Noninterest expense was $12.3 billion in second quarter 2013, compared with $12.4 billion in second quarter 2012. Noninterest expense was $24.7 billion for the first half of 2013 compared with $25.4 billion for the same period a year ago. The decrease in noninterest expense in the second quarter and first half of 2013 from the same periods a year ago was primarily due to lower operating losses and a reduction in foreclosed assets expense reflecting improvement in the real estate market. Our efficiency ratio was 57.3% in second quarter 2013, compared with 58.2% in second quarter 2012, reflecting our continued focus on expense management efforts.

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

Net interest income on a taxable-equivalent basis was $10.9 billion and $21.6 billion in the second quarter and first half of 2013, down from $11.2 billion and $22.3 billion, respectively, a year ago. The net interest margin was 3.46% and 3.47% in the second quarter and first half of 2013, down from 3.91% in the same periods a year ago. The decrease in net interest income in both the second quarter and first half of 2013 from the same periods a year ago was largely driven by the impact of higher yielding loan and available-for-sale (AFS) securities runoff, partially offset by the benefits of AFS securities purchases and the retention of $23.1 billion in high-

quality, conforming real estate 1-4 family first mortgages in the second half of 2012 and first half of 2013. In addition, reductions in deposit and long-term debt costs also helped offset lower asset income. The decline in net interest margin in the second quarter and first half of 2013, compared with the same periods a year ago, was primarily driven by deposit growth which caused short-term investment balances to increase. These balances, which are dilutive to net interest margin, are essentially neutral to net interest income. In addition, net interest margin for the second quarter and first half of 2013 experienced significant pressure related to growth and repricing of the balance sheet. We expect continued pressure on our net interest margin as the balance sheet continues to reprice in the current low interest rate environment.

Average earning assets increased $114.6 billion and $107.2 billion in the second quarter and first half of 2013 from a year ago, as average securities available for sale increased $20.5 billion and $15.9 billion for the same periods, respectively. Average short-term investments increased $65.2 billion for both the second quarter and first half of 2013. In addition, an increase in commercial and industrial loans contributed to $32.0 billion and $30.8 billion higher average loans in the second quarter and first half of 2013, compared with a year ago.

Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $936.1 billion in second quarter 2013 ($931.0 billion in the first half of 2013), compared with $880.6 billion in second quarter 2012 ($875.6 billion in the first half of 2012) and funded 117% of average loans in second quarter 2013 (116% for the first half of 2013), compared with 115% a year ago (114% for the first half of 2012). Average core deposits decreased to 74% of average earning assets in both the second quarter and first half of 2013, compared with 76% a year ago. The cost of these deposits has continued to decline due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 94% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Earnings Performance (continued)

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)(3)

	Quarter ended June 30,
	2013			2012
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$136,484	0.33%	$113	71,250	0.47%	$83
Trading assets	46,622	2.98	347	42,614	3.27	348
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	6,684	1.73	29	1,954	1.60	8
Securities of U.S. states and political subdivisions	39,267	4.42	434	34,560	4.39	379
Mortgage-backed securities:
Federal agencies	102,007	2.79	711	95,031	3.37	800
Residential and commercial	31,315	6.50	509	33,870	6.97	591

Total mortgage-backed securities	133,322	3.66	1,220	128,901	4.32	1,391
Other debt and equity securities	55,533	3.84	531	48,915	4.39	535

Total securities available for sale	234,806	3.77	2,214	214,330	4.32	2,313
Mortgages held for sale (4)	43,422	3.48	378	49,528	3.86	477
Loans held for sale (4)	177	7.85	4	833	5.48	12
Loans:
Commercial:
Commercial and industrial	186,130	3.69	1,714	171,776	4.21	1,801
Real estate mortgage	105,261	3.92	1,029	105,509	4.60	1,208
Real estate construction	16,458	5.02	206	17,943	4.96	221
Lease financing	12,338	6.66	206	12,890	6.86	221
Foreign	42,273	2.23	235	38,917	2.57	249

Total commercial	362,460	3.75	3,390	347,035	4.28	3,700

Consumer:
Real estate 1-4 family first mortgage	252,558	4.23	2,671	230,065	4.62	2,658
Real estate 1-4 family junior lien mortgage	71,376	4.29	764	82,076	4.30	878
Credit card	24,023	12.55	752	22,065	12.70	697
Automobile	47,942	7.05	842	44,625	7.59	842
Other revolving credit and installment	41,882	4.74	495	42,357	4.51	475

Total consumer	437,781	5.05	5,524	421,188	5.29	5,550

Total loans (4)	800,241	4.46	8,914	768,223	4.83	9,250
Other	4,151	5.55	57	4,486	4.56	51

Total earning assets	$1,265,903	3.80%	$12,027	1,151,264	4.37%	$12,534

Funding sources
Deposits:
Interest-bearing checking	$40,422	0.06%	$6	30,440	0.07%	$5
Market rate and other savings	541,843	0.08	111	500,327	0.12	152
Savings certificates	52,552	1.23	161	60,341	1.34	200
Other time deposits	26,045	0.76	50	12,803	1.83	59
Deposits in foreign offices	68,871	0.15	25	65,587	0.17	27

Total interest-bearing deposits	729,733	0.19	353	669,498	0.27	443
Short-term borrowings	57,812	0.14	21	51,698	0.19	24
Long-term debt	125,496	2.02	632	127,660	2.48	789
Other liabilities	13,315	2.25	75	10,408	2.48	65

Total interest-bearing liabilities	926,356	0.47	1,081	859,264	0.62	1,321
Portion of noninterest-bearing funding sources	339,547	-	-	292,000	-	-

Total funding sources	$1,265,903	0.34	1,081	1,151,264	0.46	1,321

Net interest margin and net interest income on a taxable-equivalent basis (5)		3.46%	$10,946		3.91%	$11,213

Noninterest-earning assets
Cash and due from banks	$16,214			16,200
Goodwill	25,637			25,332
Other	121,251			128,788

Total noninterest-earning assets	$163,102			170,320

Noninterest-bearing funding sources
Deposits	$280,029			254,442
Other liabilities	57,959			58,441
Total equity	164,661			149,437
Noninterest-bearing funding sources used to fund earning assets	(339,547)			(292,000)

Net noninterest-bearing funding sources	$163,102			170,320

Total assets	$1,429,005			1,321,584

(1)	Our average prime rate was 3.25% for the quarters ended June 30, 2013 and 2012, and 3.25% for the first six months of both 2013 and 2012. The average three-month London Interbank Offered Rate (LIBOR) was 0.28% and 0.47% for the quarters ended June 30, 2013 and 2012, respectively, and 0.28% and 0.49%, respectively, for the first six months of 2013 and 2012.
(2)	Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.
(4)	Nonaccrual loans and related income are included in their respective loan categories.
(5)	Includes taxable-equivalent adjustments of $196 million and $176 million for the quarters ended June 30, 2013 and 2012, respectively, and $373 million and $346 million for the first six months of 2013 and 2012, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

	Six months ended June 30,
	2013			2012
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$128,797	0.35%	$221	63,635	0.49%	$156
Trading assets	44,388	3.07	681	43,190	3.39	731
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	6,880	1.65	56	3,875	1.13	22
Securities of U.S. states and political subdivisions	38,430	4.40	844	33,578	4.45	747
Mortgage-backed securities:
Federal agencies	98,705	2.77	1,365	93,165	3.43	1,597
Residential and commercial	31,726	6.48	1,028	34,201	6.89	1,178

Total mortgage-backed securities	130,431	3.67	2,393	127,366	4.36	2,775
Other debt and equity securities	54,634	3.71	1,008	49,658	4.10	1,015

Total securities available for sale	230,375	3.74	4,301	214,477	4.26	4,559
Mortgages held for sale (4)	43,367	3.45	749	48,218	3.88	936
Loans held for sale (4)	159	8.28	7	790	5.29	21
Loans:
Commercial:
Commercial and industrial	185,327	3.71	3,414	169,279	4.20	3,534
Real estate mortgage	105,738	3.88	2,035	105,750	4.33	2,280
Real estate construction	16,508	4.93	404	18,337	4.87	444
Lease financing	12,381	6.72	416	13,009	7.89	513
Foreign	41,093	2.19	448	40,042	2.54	507

Total commercial	361,047	3.75	6,717	346,417	4.22	7,278

Consumer:
Real estate 1-4 family first mortgage	252,305	4.26	5,374	229,859	4.66	5,346
Real estate 1-4 family junior lien mortgage	72,715	4.29	1,548	83,397	4.28	1,778
Credit card	24,060	12.58	1,502	22,097	12.81	1,408
Automobile	47,258	7.12	1,668	44,155	7.69	1,688
Other revolving credit and installment	41,779	4.72	977	42,478	4.54	958

Total consumer	438,117	5.08	11,069	421,986	5.31	11,178

Total loans (4)	799,164	4.47	17,786	768,403	4.82	18,456
Other	4,203	5.37	112	4,545	4.49	103

Total earning assets	$1,250,453	3.83%	$23,857	1,143,258	4.38%	$24,962

Funding sources
Deposits:
Interest-bearing checking	$36,316	0.06%	$11	31,299	0.06%	$10
Market rate and other savings	539,708	0.09	233	498,177	0.12	305
Savings certificates	53,887	1.23	328	61,515	1.35	413
Other time deposits	21,003	0.95	99	12,727	1.88	119
Deposits in foreign offices	69,968	0.15	51	65,217	0.16	53

Total interest-bearing deposits	720,882	0.20	722	668,935	0.27	900
Short-term borrowings	56,618	0.16	44	50,040	0.17	43
Long-term debt	126,299	2.11	1,329	127,599	2.54	1,619
Other liabilities	12,467	2.24	140	10,105	2.55	129

Total interest-bearing liabilities	916,266	0.49	2,235	856,679	0.63	2,691
Portion of noninterest-bearing funding sources	334,187	-	-	286,579	-	-

Total funding sources	$1,250,453	0.36	2,235	1,143,258	0.47	2,691

Net interest margin and net interest income on a taxable-equivalent basis (5)		3.47%	$21,622		3.91%	$22,271

Noninterest-earning assets
Cash and due from banks	$16,371			16,587
Goodwill	25,638			25,230
Other	124,279			127,177

Total noninterest-earning assets	$166,288			168,994

Noninterest-bearing funding sources
Deposits	$277,141			250,528
Other liabilities	60,784			57,821
Total equity	162,550			147,224
Noninterest-bearing funding sources used to fund earning assets	(334,187)			(286,579)

Net noninterest-bearing funding sources	$166,288			168,994

Total assets	$1,416,741			1,312,252

Earnings Performance (continued)

Noninterest Income

Table 2: Noninterest Income

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2013	2012	Change	2013	2012	Change

Service charges on deposit accounts	$1,248	1,139	10%	$2,462	2,223	11%
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	2,127	1,845	15	4,177	3,675	14
Trust and investment management (1)	829	762	9	1,628	1,514	8
Investment banking	538	291	85	891	548	63

Total trust and investment fees	3,494	2,898	21	6,696	5,737	17

Card fees	813	704	15	1,551	1,358	14
Other fees:
Charges and fees on loans	387	427	(9)	771	872	(12)
Merchant processing fees	174	157	11	328	282	16
Cash network fees	125	120	4	242	238	2
Commercial real estate brokerage commissions	73	82	(11)	118	132	(11)
Letters of credit fees	102	108	(6)	211	220	(4)
All other fees	228	240	(5)	453	485	(7)

Total other fees	1,089	1,134	(4)	2,123	2,229	(5)

Mortgage banking:
Servicing income, net	393	679	(42)	707	931	(24)
Net gains on mortgage loan origination/sales activities	2,409	2,214	9	4,889	4,832	1

Total mortgage banking	2,802	2,893	(3)	5,596	5,763	(3)

Insurance	485	522	(7)	948	1,041	(9)
Net gains from trading activities	331	263	26	901	903	-
Net losses on debt securities available for sale	(54)	(61)	(11)	(9)	(68)	(87)
Net gains from equity investments	203	242	(16)	316	606	(48)
Lease income	225	120	88	355	179	98
Life insurance investment income	142	154	(8)	287	322	(11)
All other	(150)	244	NM	162	707	(77)

Total	$10,628	10,252	4	$21,388	21,000	2

NM - Not meaningful

(1)	Prior year periods have been revised to reflect all fund distribution fees as brokerage related income.

Noninterest income was $10.6 billion and $10.3 billion for second quarter 2013 and 2012, respectively, and $21.4 billion and $21.0 billion for the first half of 2013 and 2012, respectively. Noninterest income represented 50% of revenue for both the second quarter and first half of 2013 compared with 48% and 49%, respectively, for the same periods a year ago. The increase in noninterest income in the second quarter and first half of 2013 from the same periods a year ago was driven by solid performance in many of our businesses including retail deposits, credit card, merchant card processing, government and institutional banking, corporate banking, capital markets, asset-backed finance, commercial real estate, corporate trust, wealth management, retail brokerage, and retirement services.

Our service charges on deposit accounts increased in second quarter 2013 by $109 million, or 10% from second quarter 2012, and $239 million in the first half of 2013, or 11% from the first half of 2012, due to primary consumer checking customer growth, product changes and continued customer adoption of overdraft services.

We receive brokerage advisory, commissions and other fees for providing services to full-service and discount brokerage customers. Brokerage advisory, commissions and other fees include transactional commissions based on the number of transactions executed at the customer’s direction, and asset-based fees, which are based on the market value of the customer’s assets. These fees increased to $2.1 billion and $4.2 billion in the second quarter and first half of 2013, respectively, from $1.8 billion and $3.7 billion for the same periods in 2012. The growth was predominantly due to higher asset-based fees from improved market performance and growing market share, as well as higher brokerage transactional revenue driven by increased client activity. Brokerage client assets totaled $1.3 trillion at June 30, 2013, a 9% increase from $1.2 trillion at June 30, 2012, due to higher market values and customer growth in assets under management.

We earn trust and investment management fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At June 30, 2013, these assets totaled $2.3 trillion, up 4% from $2.2 trillion at June 30, 2012, driven by higher market values. Trust and investment management fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $829 million and $1.6 billion in the second quarter and first half of 2013, respectively, from $762 million and $1.5 billion for the same periods in 2012, primarily due to growth in assets under management and higher market values.

We earn investment banking fees from underwriting debt and equity securities, loan syndications, and performing other related advisory services. Investment banking fees increased to $538 million and $891 million in the second quarter and first half of 2013, respectively, from $291 million and $548 million for the same periods a year ago, due primarily to increased loan syndication volume and equity originations.

Card fees were $813 million in second quarter 2013, compared with $704 million in second quarter 2012 and $1.6 billion and $1.4 billion for the first half of 2013 and 2012, respectively. Card fees increased primarily due to active account growth and increased purchase activity.

Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $2.8 billion in second quarter 2013, compared with $2.9 billion in second quarter 2012 and totaled $5.6 billion for the first half of 2013, compared with $5.8 billion for the same period a year ago.

Net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for second quarter 2013 included a $68 million net MSR valuation gain ($1.87 billion increase in the fair value of the MSRs offset by a $1.80 billion hedge loss) and for second quarter 2012 included a $377 million net MSR valuation gain ($1.63 billion decrease in the fair value of MSRs offset by a $2.01 billion hedge gain). For the first half of 2013, net servicing income included a $197 million net MSR valuation gain ($2.63 billion increase in the fair value of the MSRs offset by a $2.43 billion hedge loss) and for the same period of 2012, included a $319 million net MSR valuation gain ($1.79 billion decrease in the fair value of MSRs offset by a $2.11 billion hedge gain). Our portfolio of loans serviced for others was $1.90 trillion at June 30, 2013, and $1.91 trillion at December 31, 2012. At June 30, 2013, the ratio of MSRs to related loans serviced for others was 0.81%, compared with 0.67% at December 31, 2012. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach.

Net gains on mortgage loan origination/sale activities were $2.4 billion and $4.9 billion in the second quarter and first half of 2013, respectively, compared with $2.2 billion and $4.8 billion for the same periods a year ago. The year over year increases for both periods were driven by higher margins, partially offset by lower origination volumes. Mortgage loan originations were $112 billion for second quarter 2013, of which 44% were for home purchases, compared with $131 billion and 38% for the same period a year ago. During the first half of 2013, we retained for investment $3.6 billion of 1-4 family conforming first mortgage loans, forgoing approximately $120 million of revenue that could have been generated had the loans been originated for sale along with other agency conforming loan production. While retaining these mortgage loans on our balance sheet reduced mortgage revenue, we expect to generate greater spread income in future quarters from mortgage loans with higher yields than mortgage-backed securities we could have purchased in the market. While we do not currently plan to hold additional conforming mortgages on balance sheet, we have a large mortgage business and strong capital that provides us with the flexibility to make such choices in the future to benefit our long-term results. Mortgage applications were $146 billion and $286 billion in the second quarter and first half of 2013, compared with $208 billion and $396 billion for the same periods a year ago. The 1-4 family first mortgage unclosed pipeline was $63 billion at June 30, 2013, and $102 billion at June 30, 2012. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities include the cost of additions to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase liability that were charged against net gains on mortgage loan origination/sales activities during second quarter 2013 totaled $65 million (compared with $669 million for second quarter 2012), of which $25 million ($597 million for second quarter 2012) was for subsequent increases in estimated losses on prior period loan sales. Additions to the mortgage repurchase liability for the first half of 2013 and 2012 were $374 million and $1.1 billion, respectively, of which $275 million and $965 million, respectively, were for subsequent increase in estimated losses on prior period loan sales. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

We engage in trading activities primarily to accommodate the investment activities of our customers, execute economic hedging to manage certain of our balance sheet risks and for a very limited amount of proprietary trading for our own account. Net gains (losses) from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $331 million and $901 million in the second quarter and first half of 2013, respectively, and $263 million and $903 million in the second quarter and first half of 2012. The year-over-year increase for the quarter was driven in part by higher gains on deferred compensation plan investments (offset in employee benefits expense). Net gains (losses) from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. Proprietary trading generated $4 million of net gains in second quarter 2013 and $8 million of net gains in the first half of 2013 compared with $1 million of net loss and $14 million of net gains for the same periods, respectively, in 2012. Proprietary trading results also included interest and fees reported in their corresponding income

Earnings Performance (continued)

statement line items. Proprietary trading activities are not significant to our client-focused business model. For additional information about proprietary and other trading, see Risk Management – “Asset and Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $149 million for second quarter 2013 and $181 million for second quarter 2012 ($307 million and $538 million for the first half of 2013 and 2012, respectively), after other-than-temporary impairment (OTTI) write-downs of $111 million and $120 million for second quarter 2013 and 2012, respectively, and $189 million and $185 million for the first half of 2013 and 2012, respectively.

All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity accounting method, any of which can cause other income losses. Lower other income for the second quarter and first half of 2013 primarily reflected an increase in ineffectiveness losses on derivatives that qualify for hedge accounting.

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2013	2012	Change	2013	2012	Change

Salaries	$3,768	3,705	2%	$7,431	7,306	2%
Commission and incentive compensation	2,626	2,354	12	5,203	4,771	9
Employee benefits	1,118	1,049	7	2,701	2,657	2
Equipment	418	459	(9)	946	1,016	(7)
Net occupancy	716	698	3	1,435	1,402	2
Core deposit and other intangibles	377	418	(10)	754	837	(10)
FDIC and other deposit assessments	259	333	(22)	551	690	(20)
Outside professional services	607	658	(8)	1,142	1,252	(9)
Operating losses	288	524	(45)	445	1,001	(56)
Foreclosed assets	146	289	(49)	341	593	(42)
Contract services	226	236	(4)	433	539	(20)
Outside data processing	235	233	1	468	449	4
Travel and entertainment	229	218	5	442	420	5
Postage, stationery and supplies	184	195	(6)	383	411	(7)
Advertising and promotion	183	144	27	288	266	8
Telecommunications	125	127	(2)	248	251	(1)
Insurance	143	183	(22)	280	340	(18)
Operating leases	49	27	81	97	55	76
All other	558	547	2	1,067	1,134	(6)

Total	$12,255	12,397	(1)	$24,655	25,390	(3)

Noninterest expense was $12.3 billion in second quarter 2013, down 1% from $12.4 billion a year ago, primarily due to lower operating losses ($288 million, down from $524 million a year ago) and lower foreclosed assets expense ($146 million, down from $289 million a year ago), partially offset by higher personnel expenses ($7.5 billion, up from $7.1 billion a year ago). For the first half of 2013, noninterest expense was down 3% from the same period a year ago predominantly due to lower operating losses ($445 million, down from $1.0 billion in first half of 2012), the completion of Wachovia merger integration activities in the prior year ($218 million in first half of 2012), and lower foreclosed assets expense reflecting an improvement in the real estate market ($341 million, down from $593 million in first half of 2012), partially offset by higher personnel expenses ($15.3 billion, up from $14.7 billion a year ago).

Personnel expenses were up $404 million, or 6%, in second quarter 2013 compared with the same quarter last year, largely due to higher revenue-based compensation, increased staffing primarily in our mortgage business, and annual salary increases and related employment taxes. Included in personnel expense was a $69 million increase in employee benefits partly due to higher deferred compensation expense (offset in trading income). Personnel expenses were up $601 million, or 4%, for the first half of 2013 compared with the same period in 2012, mostly due to higher revenue-based compensation, and annual salary increases and related salary taxes.

The completion of Wachovia integration activities, which totaled $218 million in first quarter 2012, contributed to year-over-year reductions in the first half of 2013, mainly in outside professional services and contract services.

Operating losses were down 45% and 56% in the second quarter and first half of 2013, respectively, compared with the same periods a year ago. The decrease for both periods is primarily due to lower mortgage-related litigation charges.

Foreclosed assets expense was down 49% in second quarter 2013 compared with the same quarter last year and down 42% in the first half of 2013 compared with the same period in 2012, reflecting lower write-downs and higher gains on sale of foreclosed properties, primarily due to the improvement in the real estate market.

The Company continued to operate within its targeted efficiency ratio range of 55 to 59%, with a ratio of 57.3% in second quarter 2013, compared with 58.2% in the prior year.

Income Tax Expense

Our effective tax rate was 34.2% and 33.9% for second quarter 2013 and 2012, respectively. Our effective tax rate was 33.1% in the first half of 2013, down from 34.6% in the first half of 2012. The lower tax rate in the first half of 2013 reflected a tax benefit from the realization for tax purposes of a previously written down investment and a reduction in accruals for uncertain tax positions.

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

Table 4: Operating Segment Results – Highlights

	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
(in billions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Quarter ended June 30,
Revenue	$12.9	13.1	6.1	6.1	3.3	3.0	(0.9)	(0.9)	21.4	21.3
Provision (reversal of provision) for credit losses	0.8	1.6	(0.1)	0.2	-	-	-	-	0.7	1.8
Noninterest expense	7.2	7.6	3.2	3.1	2.5	2.4	(0.6)	(0.7)	12.3	12.4
Net income	3.2	2.5	2.0	1.9	0.4	0.3	(0.1)	(0.1)	5.5	4.6

Average loans	498.2	483.9	286.9	270.2	45.4	42.5	(30.3)	(28.4)	800.2	768.2
Average core deposits	623.0	586.1	230.5	220.9	146.4	134.2	(63.8)	(60.6)	936.1	880.6

Six months ended June 30,
Revenue	$25.8	26.5	12.2	12.2	6.5	6.0	(1.9)	(1.8)	42.6	42.9
Provision (reversal of provision) for credit losses	2.0	3.5	(0.2)	0.3	-	0.1	0.1	(0.1)	1.9	3.8
Noninterest expense	14.6	15.4	6.3	6.2	5.2	4.9	(1.4)	(1.1)	24.7	25.4
Net income	6.2	4.9	4.0	3.7	0.8	0.6	(0.3)	(0.3)	10.7	8.9

Average loans	498.6	485.0	285.7	269.4	44.6	42.5	(29.7)	(28.5)	799.2	768.4
Average core deposits	621.1	580.7	227.3	220.9	147.9	134.9	(65.3)	(60.9)	931.0	875.6

(1)	Includes corporate items not specific to a business segment and the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses. These products include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Lending business units. Cross-sell of our products is an important part of our strategy to achieve our vision to satisfy all our customers’ financial needs. Our retail bank household cross-sell was 6.14 products per household in May 2013, up from 6.00 in May 2012. We believe there is more opportunity for cross-sell as we continue to earn more business from our customers. Our goal is eight products per household, which is approximately half of our estimate of potential demand for an average U.S. household. In May 2013, one of every four of our retail banking households had eight or more of our products.

Community Banking had net income of $3.2 billion, up $710 million, or 28%, from second quarter 2012, and $6.2 billion for the first six months of 2013, up $1.3 billion, or 26%, compared with the same period a year ago. Revenue of $12.9 billion, decreased $150 million, or 1%, from second quarter 2012, and was $25.8 billion for the first six months of 2013, a decrease of $672 million, or 3%, compared with the same period last year. The decrease in revenue was due to lower net interest income, lower mortgage banking revenue, and lower other noninterest income, mostly offset by growth in deposit service charges, higher trust and investment fees, and higher debit, credit and merchant card processing volumes. Average core deposits increased $37 billion, or 6%, from second quarter 2012 and $40 billion, or 7%, from the first six months of 2012. The number of primary consumer checking customers grew 3.5% from second quarter 2012 (May 2013 compared with May 2012). Noninterest expense declined 5% from second quarter 2012 and for the first six months of 2012, largely driven by lower operating losses and Federal Deposit Insurance Corporation (FDIC) deposit insurance assessments. The provision for credit losses was $810 million, or 51% lower than second quarter 2012, and $1.4 billion, or 41% lower than the first six months of 2012, as net-charge offs declined and portfolio credit performance improved, largely in the residential real estate portfolios.

Earnings Performance (continued)

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

Wholesale Banking had net income of $2.0 billion in second quarter 2013, up $123 million, or 7%, from second quarter 2012. In the first half of the year, net income increased $300 million or 8% from a year ago to $4.0 billion. Results for the first six months of 2013 benefited from strong noninterest income growth and improvement in provision for loan losses. Revenue in second quarter 2013 increased $18 million, or 0.3%, from second quarter 2012 and revenue in the first half of 2013 increased $71 million, or 1%, from the first half of 2012 as strong noninterest income growth in capital markets, asset backed finance and real estate capital markets was partially offset by lower net interest income primarily related to lower purchased credit impaired (PCI) resolutions. Average loans of $286.9 billion in second quarter 2013 increased 6% from second quarter 2012 driven by strong customer demand. Average core deposits of $230.5 billion in second quarter 2013 increased 4% from second quarter 2012, reflecting continued customer liquidity. Noninterest expense in second quarter and for the first half of 2013 increased 2%, from the comparable periods last year, due to higher personnel expense related to growing the business and higher non-personnel expenses related to growth initiatives. The provision for credit losses improved $306 million from second quarter 2012 and $459 million from first half of 2012 driven by net recoveries in 2013 compared with net charge-offs in 2012 and other improved credit performance.

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client’s financial needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit and investment fiduciary services. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra high net worth families and individuals as well as their endowments and foundations. Brokerage serves customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.

Wealth, Brokerage and Retirement reported net income of $434 million in second quarter 2013, up 27% from second quarter 2012. Net income for the first half of 2013 was $771 million, up 21% compared with the same period a year ago. Net income growth was driven by higher noninterest income and an improved efficiency ratio. Second quarter 2013 total revenue was up 10% from second quarter 2012 and up 7% for the first six months of 2013 from the same period in 2012, predominantly due to growth in asset-based fees from improved market performance and growing market share, as well as higher brokerage transaction revenue, partially offset by reduced securities gains in the brokerage business. Average core deposits in second quarter 2013 of $146.4 billion were up 9% from second quarter 2012. First half 2013 average core deposits increased 10% from the same period a year ago. Noninterest expense for the second quarter 2013 was up 7% from second quarter 2012 and up 5% from the first six months of 2012 largely due to higher personnel expenses, primarily broker commissions. Total provision for credit losses decreased $18 million and $47 million from the second quarter and first half of 2012, respectively, driven by lower net charge-offs and continued improvement in credit.

Balance Sheet Analysis

At June 30, 2013, our assets totaled $1.4 trillion, up $17.6 billion from December 31, 2012. The predominant areas of asset growth were in securities available for sale, which increased $14.2 billion, and federal funds sold and short-term investments, which increased $11.4 billion, partially offset by a $3.9 billion decrease in cash and due from banks. Deposit growth of $18.8 billion and total equity growth of $4.9 billion from December 31, 2012, were the predominant sources of funding our asset growth for the first half of 2013. The deposit growth resulted in an increase in the proportion of interest-bearing deposits while equity growth benefited from $7.3 billion in earnings, net of dividends paid, as well as from the repurchase of common stock and the issuance of preferred stock. The strength of our business model produced record earnings and continued internal capital generation as reflected in our capital ratios, all of which improved from December 31, 2012. Tier 1 capital as a percentage of total risk-weighted assets increased to 12.12%, total capital increased to 15.03%, Tier 1 leverage increased to 9.63%, and Tier 1 common equity increased to 10.71% at June 30, 2013, compared with 11.75%, 14.63%, 9.47%, and 10.12%, respectively, at December 31, 2012.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Securities Available for Sale

Table 5: Securities Available for Sale – Summary

	June 30, 2013			December 31, 2012
(in millions)	Cost	Net unrealized gain	Fair value	Cost	Net unrealized gain	Fair value

Debt securities available for sale	$242,158	4,524	246,682	220,946	11,468	232,414
Marketable equity securities	2,210	547	2,757	2,337	448	2,785

Total securities available for sale	$244,368	5,071	249,439	223,283	11,916	235,199

Table 5 presents a summary of our securities available-for-sale portfolio, which consists of both debt and marketable equity securities. The total net unrealized gains on securities available for sale were $5.1 billion at June 30, 2013, down from net unrealized gains of $11.9 billion at December 31, 2012, due primarily to an increase in long-term interest rates.

The size and composition of the available-for-sale portfolio is largely dependent upon the Company’s liquidity and interest rate risk management objectives. Our business generates assets and liabilities, such as loans, deposits and long-term debt, which have different maturities, yields, re-pricing, prepayment characteristics and other provisions that expose us to interest rate and liquidity risk. The available-for-sale securities portfolio consists primarily of liquid, high quality federal agency debt, privately issued mortgage-backed securities (MBS), securities issued by U.S. states and political subdivisions and corporate debt securities. Due to its highly liquid nature, the available-for-sale portfolio can be used to meet funding needs that arise in the normal course of business or due to market stress. Changes in our interest rate risk profile may occur due to changes in overall economic or market conditions that could influence drivers such as loan origination demand, prepayment speeds, or deposit balances and mix. In response, the available-for-sale securities portfolio can be rebalanced to meet the Company’s interest rate risk management objectives. In addition to meeting liquidity and interest rate risk management objectives, the available-for-sale securities portfolio may provide yield enhancement over other short-term assets. See the “Risk Management - Asset/Liability Management” section of this Report for more information on liquidity and interest rate risk.

We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $189 million in OTTI write-downs recognized in the first half of 2013, $105 million related to debt securities. There was $9 million in OTTI write-downs for marketable equity securities and $75 million in OTTI write-downs related to nonmarketable equity investments. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies – Investments) in our 2012 Form 10-K and Note 4 (Securities Available for Sale) to Financial Statements in this Report.

At June 30, 2013, debt securities available for sale included $40.9 billion of municipal bonds, of which 83% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. Our municipal bond holdings are monitored as part of our ongoing impairment analysis of our securities available for sale.

The weighted-average expected maturity of debt securities available for sale was 6.7 years at June 30, 2013. Because 58% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in Table 6.

Table 6: Mortgage-Backed Securities

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)

At June 30, 2013
Actual	$144.0	2.6	5.7
Assuming a 200 basis point:
Increase in interest rates	130.4	(11.0)	7.0
Decrease in interest rates	151.2	9.8	3.2

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

Balance Sheet Analysis (continued)

Loan Portfolio

Total loans were $802.0 billion at June 30, 2013, up $2.4 billion from December 31, 2012. Table 7 provides a summary of total outstanding loans for our commercial and consumer loan portfolios. The runoff in the non-strategic/liquidating portfolios was $7.0 billion, while loans in the core portfolio grew $9.4 billion from December 31, 2012. Our core loan growth in 2013 included:

•	a $2.9 billion increase in the commercial segment from growth in the commercial and industrial and foreign loans portfolios; and
•	a $6.5 billion increase in consumer loans with growth of $11.0 billion of 1-4 family non-conforming first mortgages, partially offset by runoff in the core portfolio.

In July 2013, we signed an agreement to acquire an institutional loan portfolio from Commerzbank’s Hypothekenbank Frankfurt involving £3.5 billion ($5.4 billion) of commercial real estate loans throughout the United Kingdom. A portion of the portfolio, consisting of approximately £1.0 billion ($1.5 billion) of non-performing assets, was acquired by a third party, for which we provided financing. The transaction closed on August 2, 2013.

Additional information on the non-strategic and liquidating loan portfolios is included in Table 12 in the “Risk Management – Credit Risk Management” section of this Report.

Table 7: Loan Portfolios

	June 30, 2013			December 31, 2012
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$360,940	2,532	363,472	358,028	3,170	361,198
Consumer	353,470	85,032	438,502	346,984	91,392	438,376
Total loans	$714,410	87,564	801,974	705,012	94,562	799,574

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

Table 8: Maturities for Selected Commercial Loan Categories

	June 30, 2013				December 31, 2012
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$42,973	126,183	19,602	188,758	45,212	123,578	18,969	187,759
Real estate mortgage	20,504	57,284	26,885	104,673	22,328	56,085	27,927	106,340
Real estate construction	6,659	8,507	1,276	16,442	7,685	7,961	1,258	16,904
Foreign	30,232	9,207	2,394	41,833	27,219	7,460	3,092	37,771
Total selected loans	$100,368	201,181	50,157	351,706	102,444	195,084	51,246	348,774
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$16,157	21,305	12,685	50,147	17,218	20,894	11,387	49,499
Loans at floating/variable interest rates	84,211	179,876	37,472	301,559	85,226	174,190	39,859	299,275
Total selected loans	$100,368	201,181	50,157	351,706	102,444	195,084	51,246	348,774

Deposits

Deposits totaled $1.0 trillion at June 30, 2013, and December 31, 2012. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income”

and Table 1 earlier in this Report. Total core deposits were $941.2 billion at June 30, 2013, down $4.5 billion from $945.7 billion at December 31, 2012.

Table 9: Deposits

($ in millions)	June 30, 2013	% of total deposits	Dec. 31, 2012	% of total deposits	% Change

Noninterest-bearing	$277,647	27%	$288,207	29%	(4)
Interest-bearing checking	35,924	3	35,275	4	2
Market rate and other savings	527,036	52	517,464	52	2
Savings certificates	49,987	5	55,966	6	(11)
Foreign deposits (1)	50,564	5	48,837	4	4

Core deposits	941,158	92	945,749	95	-
Other time and savings deposits	46,763	5	33,755	3	39
Other foreign deposits	33,664	3	23,331	2	44

Total deposits	$1,021,585	100%	$1,002,835	100%	2

(1)	Reflects Eurodollar sweep balances included in core deposits.

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

Table 10: Fair Value Level 3 Summary

	June 30, 2013		December 31, 2012
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)

Assets carried at fair value	$368.5	42.5	358.7	51.9
As a percentage of total assets	26%	3	25	4
Liabilities carried at fair value	$23.2	3.6	22.4	3.1
As a percentage of total liabilities	2%	*	2	*

*	Less than 1%.
(1)	Before derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information regarding our use of fair valuation of financial instruments, our related measurement techniques and the impact to our financial statements.

Equity

Total equity was $163.8 billion at June 30, 2013 compared with $158.9 billion at December 31, 2012. The increase was predominantly driven by a $7.2 billion increase in retained earnings, partially offset by a $3.9 billion decline in cumulative other comprehensive income (OCI). The decline in OCI was due to a $6.8 billion ($4.2 billion after tax) reduction in net unrealized gains on our securities available for sale portfolio resulting from an increase in long-term interest rates. This decline was partially offset by our recognition of settlement losses and the related re-measurement of our Cash Balance Plan liability, which increased cumulative other comprehensive income by $840 million ($524 million after tax). See Note 15 (Employee Benefits) to Financial Statements in this Report for additional information.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in financial transactions that are not recorded in the balance sheet, or may be recorded in the balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include commitments to lend, transactions with unconsolidated entities, guarantees, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

Commitments to Lend

We enter into commitments to lend funds to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we make commitments, we are exposed to credit risk. However, the maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are not expected to be fully utilized or will expire without being used by the customer. For more information on lending commitments, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

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

Guarantees and Certain Contingent Arrangements

Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, liquidity agreements, written put options, recourse obligations, residual value guarantees and contingent consideration.

For more information on guarantees and certain contingent arrangements, see Note 10 (Guarantees, Pledged Assets and Collateral) to Financial Statements in this Report.

Derivatives

We primarily use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivative transactions can be measured in terms of the notional amount, which is generally not exchanged but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments.

For more information on derivatives, see Note 12 (Derivatives) to Financial Statements in this Report.

Other Commitments

We also have other off-balance sheet transactions, including obligations to make rental payments under noncancelable operating leases and commitments to purchase certain debt securities available for sale and private equity investments. Our operating lease obligations are discussed in Note 7 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements in our 2012 Form 10-K. For more information on commitments to purchase debt securities available for sale, see the “Off-Balance Sheet Arrangements” section in our 2012 Form 10-K. Commitments to purchase private equity investments are further described in Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

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

Operational Risk Management

Effective management of operational risks, which include risks relating to management information systems, security systems, and information security, is also an important focus for financial institutions such as Wells Fargo. Wells Fargo and reportedly other financial institutions continue to be the target of various evolving and adaptive denial-of-service or other cyber attacks as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cybersecurity capabilities. Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Cybersecurity and the continued development and enhancement of our controls, processes and systems to protect our networks, computers, software, and data from attack, damage or unauthorized access remain a priority for Wells Fargo. See the “Risk Factors” section in our 2012 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	June 30, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$188,758	187,759
Real estate mortgage	104,673	106,340
Real estate construction	16,442	16,904
Lease financing	11,766	12,424
Foreign (1)	41,833	37,771

Total commercial	363,472	361,198

Consumer:
Real estate 1-4 family first mortgage	252,841	249,900
Real estate 1-4 family junior lien mortgage	70,059	75,465
Credit card	24,815	24,640
Automobile	48,648	45,998
Other revolving credit and installment	42,139	42,373

Total consumer	438,502	438,376
Total loans	$801,974	799,574

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

Risk Management – Credit Risk Management (continued)

Non-Strategic and Liquidating Loan Portfolios We continually evaluate and modify our credit policies to address appropriate levels of risk. We may designate certain portfolios and loan products as non-strategic or liquidating after we cease their continued origination and actively work to limit losses and reduce our exposures.

Table 12 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and PCI loans acquired from Wachovia, certain portfolios from legacy Wells Fargo Home Equity and Wells

Fargo Financial, and our education finance government guaranteed loan portfolio. The total balance of our non-strategic and liquidating loan portfolios has decreased 54% since the merger with Wachovia at December 31, 2008, and decreased 7% from the end of 2012.

The home equity portfolio of loans generated through third party channels is designated as liquidating. Additional information regarding this portfolio, as well as the liquidating PCI and Pick-a-Pay loan portfolios, is provided in the discussion of loan portfolios that follows.

Table 12: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance
	June 30,	December 31,
(in millions)	2013	2012	2008

Commercial:
Legacy Wachovia commercial and industrial, CRE and foreign PCI loans (1)	$2,532	3,170	18,704

Total commercial	2,532	3,170	18,704

Consumer:
Pick-a-Pay mortgage (1)	54,755	58,274	95,315
Liquidating home equity	4,173	4,647	10,309
Legacy Wells Fargo Financial indirect auto	428	830	18,221
Legacy Wells Fargo Financial debt consolidation	13,707	14,519	25,299
Education Finance - government guaranteed	11,534	12,465	20,465
Legacy Wachovia other PCI loans (1)	435	657	2,478

Total consumer	85,032	91,392	172,087
Total non-strategic and liquidating loan portfolios	$87,564	94,562	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans totaled $28.8 billion at June 30, 2013, down from $31.0 billion and $58.8 billion at December 31, 2012 and 2008, respectively. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section in our 2012 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

During the first half of 2013, we recognized as income $52 million released from the nonaccretable difference related to commercial PCI loans due to payoffs and other resolutions. We also transferred $907 million from the nonaccretable difference to the accretable yield for PCI loans with improving credit-related cash flows and absorbed $564 million of losses in the nonaccretable difference from loan resolutions and write-downs. Our cash flows expected to be collected have been favorably affected by lower than expected defaults and losses as a result of observed economic strengthening, particularly in housing prices, and by our loan modification efforts. See the “Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in this Report for additional information. Table 13 provides an analysis of changes in the nonaccretable difference.

Table 13: Changes in Nonaccretable Difference for PCI Loans

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total
Balance, December 31, 2008	$10,410	26,485	4,069	40,964
Addition of nonaccretable difference due to acquisitions	195	-	-	195
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(1,426)	-	-	(1,426)
Loans resolved by sales to third parties (2)	(303)	-	(85)	(388)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,531)	(3,031)	(792)	(5,354)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(6,923)	(17,222)	(2,882)	(27,027)

Balance, December 31, 2012	422	6,232	310	6,964
Addition of nonaccretable difference due to acquisitions	-	-	-	-
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(47)	-	-	(47)
Loans resolved by sales to third parties (2)	(5)	-	-	(5)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(41)	(866)	-	(907)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(18)	(486)	(60)	(564)

Balance, June 30, 2013	$311	4,880	250	5,441

Balance, March 31, 2013	$336	5,887	263	6,486
Addition of nonaccretable difference due to acquisitions	-	-	-	-
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(17)	-	-	(17)
Loans resolved by sales to third parties (2)	-	-	-	-
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(10)	(866)	-	(876)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	2	(141)	(13)	(152)

Balance, June 30, 2013	$311	4,880	250	5,441

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases for settlements with borrowers due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
(4)	Write-downs to net realizable value of PCI loans are absorbed by the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan. Also includes foreign exchange adjustments related to underlying principal for which the nonaccretable difference was established.

Since December 31, 2008, we have released $8.1 billion in nonaccretable difference, including $6.3 billion transferred from the nonaccretable difference to the accretable yield and $1.8 billion released to income through loan resolutions. Also, we have provided $1.8 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $6.3 billion reduction from December 31, 2008, through June 30, 2013, in our initial projected losses of $41.0 billion on all PCI loans.

At June 30, 2013, the allowance for credit losses on certain PCI loans was $71 million. The allowance is to absorb credit-related decreases in cash flows expected to be collected and primarily relates to individual PCI commercial loans. Table 14 analyzes the actual and projected loss results on PCI loans since acquisition through June 30, 2013.

For additional information on PCI loans, see Note 1 (Summary of Significant Accounting Policies – Loans) in our 2012 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management – Credit Risk Management (continued)

Table 14: Actual and Projected Loss Results on PCI Loans Since Acquisition of Wachovia

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	$1,473	-	-	1,473
Loans resolved by sales to third parties (2)	308	-	85	393
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	1,572	3,897	792	6,261

Total releases of nonaccretable difference due to better than expected losses	3,353	3,897	877	8,127
Provision for losses due to credit deterioration (4)	(1,659)	-	(124)	(1,783)

Actual and projected losses on PCI loans less than originally expected	$1,694	3,897	753	6,344

(1)	Release of the nonaccretable difference for settlement with borrower, on individually accounted PCI loans, increases interest income in the period of settlement. Pick-a-Pay and Other consumer PCI loans do not reflect nonaccretable difference releases for settlements with borrowers due to pool accounting for those loans, which assumes that the amount received approximates the pool performance expectations.
(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield for loans with increased cash flow estimates will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
(4)	Provision for additional losses is recorded as a charge to income when it is estimated that the cash flows expected to be collected for a PCI loan or pool of loans may not support full realization of the carrying value.

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

The commercial and industrial loans and lease financing portfolio, which totaled $200.5 billion or 25% of total loans at June 30, 2013, experienced credit improvement in second quarter 2013. The annualized net charge-off rate for this portfolio was 0.19% for both first and second quarter 2013, and 0.46% for the full year of 2012. At June 30, 2013, 0.52% of this portfolio was nonaccruing compared with 0.72% at December 31, 2012. In addition, $17.2 billion of this portfolio was criticized at June 30, 2013, down from $19.0 billion at December 31, 2012.

A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment. See Note 5 (Loans and

Allowance for Credit Losses) to Financial Statements in this Report for additional credit metric information.

Table 15: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2013
(in millions)	Nonaccrual loans	Total portfolio (1)		% of total loans
Investors	$22	15,729		2%
Cyclical retailers	27	14,160		2
Oil and gas	17	13,392		2
Food and beverage	44	12,876		2
Financial institutions	51	10,588		1
Industrial equipment	45	10,569		1
Healthcare	34	10,271		1
Real estate lessor	29	8,825		1
Technology	9	7,292		1
Transportation	7	6,408		1
Business services	32	6,018		1
Public Administration	135	5,569		*
Other	590	78,827	(2)	10

Total	$1,042	200,524		25%

*	Less than 1%.
(1)	Includes $195 million PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	No other single category had loans in excess of $4.9 billion.

At the time of any modification of terms or extensions of maturity, we evaluate whether the loan should be classified as a TDR, and account for it accordingly. For more information on TDRs, see “Troubled Debt Restructurings” later in this section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

COMMERCIAL REAL ESTATE (CRE) The CRE portfolio totaled $121.1 billion, or 15%, of total loans at June 30, 2013, and consisted of $16.4 billion of construction loans and $104.7 billion of mortgage loans. Table 16 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Florida, which represented 27% and 8% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 27% and apartments at 12% of the portfolio. CRE nonaccrual loans totaled 2.8% of the CRE outstanding balance at June 30, 2013, compared with 3.5% at December 31, 2012. At June 30, 2013, we had $15.4 billion of criticized CRE mortgage loans, down from $18.8 billion at December 31, 2012, and $2.8 billion of criticized CRE construction loans, down from $4.5 billion at December 31, 2012. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information on criticized loans.

At June 30, 2013, the recorded investment in PCI CRE loans totaled $2.3 billion, down from $12.3 billion when acquired at December 31, 2008, reflecting the reduction resulting from principal payments, loan resolutions and write-downs.

Table 16: CRE Loans by State and Property Type

	June 30, 2013
	Real estate mortgage		Real estate construction		Total			% of
	Nonaccrual	Total	Nonaccrual	Total	Nonaccrual	Total		total
(in millions)	loans	portfolio (1)	loans	portfolio (1)	loans	portfolio (1)		loans

By state:
California	$627	29,250	80	2,960	707	32,210		4%
Florida	389	8,836	96	1,315	485	10,151		1
Texas	208	8,537	27	1,564	235	10,101		1
New York	49	6,386	10	1,001	59	7,387		1
North Carolina	183	4,010	51	1,011	234	5,021		1
Arizona	115	3,979	16	541	131	4,520		1
Virginia	71	2,831	9	1,059	80	3,890		1
Georgia	176	3,198	59	464	235	3,662		*
Washington	29	2,932	6	554	35	3,486		*
Colorado	58	2,821	7	500	65	3,321		*
Other	803	31,893	304	5,473	1,107	37,366	(2)	5

Total	$2,708	104,673	665	16,442	3,373	121,115		15%

By property:
Office buildings	$689	30,790	53	1,728	742	32,518		4%
Apartments	138	10,599	18	4,493	156	15,092		2
Retail (excluding shopping center)	350	12,158	37	768	387	12,926		2
Industrial/warehouse	407	11,811	20	659	427	12,470		2
Real estate - other	311	10,379	9	284	320	10,663		1
Hotel/motel	140	8,531	10	631	150	9,162		1
Shopping center	218	7,753	10	591	228	8,344		1
Land (excluding 1-4 family)	8	82	207	3,977	215	4,059		1
Institutional	82	2,629	-	336	82	2,965		*
Agriculture	92	2,479	-	17	92	2,496		*
Other	273	7,462	301	2,958	574	10,420		1

Total	$2,708	104,673	665	16,442	3,373	121,115		15%

*	Less than 1%.
(1)	Includes a total of $2.3 billion PCI loans, consisting of $1.7 billion of real estate mortgage and $602 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
(2)	Includes 40 states; no state had loans in excess of $2.7 billion.

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign if the borrower’s primary address is outside of the United States. At June 30, 2013, foreign loans totaled $41.8 billion, representing approximately 5% of our total consolidated loans outstanding and approximately 3% of our consolidated total assets.

Our foreign country risk monitoring process incorporates frequent dialogue with our financial institution customers, counterparties and regulatory agencies, enhanced by centralized monitoring of macroeconomic and capital markets conditions in the respective countries. We establish exposure limits for each country through a centralized oversight process based on customer needs, and in consideration of relevant economic, political, social, legal, and transfer risks. We monitor exposures closely and adjust our country limits in response to changing conditions.

We evaluate our individual country risk exposure on an ultimate country of risk basis, which is normally based on the country of residence of the guarantor or collateral location, and is different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at June 30, 2013, was the United Kingdom, which totaled $15.7 billion, or 1% of our total assets, and included $2.0 billion of sovereign claims. Our United Kingdom sovereign claims arise primarily from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

At June 30, 2013, our Eurozone exposure, including cross-border claims on an ultimate risk basis, and foreign exchange and derivative products, aggregated approximately $10.4

Risk Management – Credit Risk Management (continued)

billion, including $200 million of sovereign claims, compared with approximately $10.5 billion at December 31, 2012, which included $232 million of sovereign claims. Our Eurozone exposure is relatively small compared to our overall credit risk exposure and is diverse by country, type, and counterparty.

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

Table 17 provides information regarding our top 20 exposures on an ultimate risk basis by country (excluding the U.S.) and our Eurozone exposure. The selection of the top 20 countries is based solely on our largest total exposure by country.

Table 17: Select Country Exposures

	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
June 30, 2013
Top 20 country exposures:
United Kingdom	$1,978	5,886	-	7,419	-	454	1,978	13,759	15,737
Canada	-	6,291	-	4,532	-	655	-	11,478	11,478
China	-	3,865	-	73	38	11	38	3,949	3,987
Netherlands	-	2,506	-	349	-	18	-	2,873	2,873
Germany	63	1,531	-	810	-	241	63	2,582	2,645
Bermuda	-	2,385	-	76	-	22	-	2,483	2,483
Brazil	-	2,248	-	17	-	2	-	2,267	2,267
South Korea	-	1,764	1	74	9	2	10	1,840	1,850
India	-	1,614	-	209	-	-	-	1,823	1,823
Turkey	-	1,687	-	-	-	2	-	1,689	1,689
Australia	-	932	-	611	-	17	-	1,560	1,560
France	-	198	-	1,149	-	136	-	1,483	1,483
Chile	-	1,344	-	12	-	48	-	1,404	1,404
Switzerland	-	747	-	82	-	518	-	1,347	1,347
Japan	-	431	778	37	-	98	778	566	1,344
Cayman Islands	-	889	-	-	-	23	-	912	912
Spain	-	794	-	53	-	5	-	852	852
Luxembourg	-	754	-	90	-	4	-	848	848
Ireland	33	639	-	128	-	9	33	776	809
Mexico	-	771	-	25	1	4	1	800	801
Total top 20 country exposures	$2,074	37,276	779	15,746	48	2,269	2,901	55,291	58,192
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$96	6,422	-	2,579	-	413	96	9,414	9,510
Austria	103	269	-	2	-	-	103	271	374
Italy	-	209	-	75	-	1	-	285	285
Belgium	-	142	-	19	-	14	-	175	175
Other Eurozone countries (6)	-	64	-	28	1	9	1	101	102
Total Eurozone exposure	$199	7,106	-	2,703	1	437	200	10,246	10,446

(1)	Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $472 million in PCI loans, predominantly to customers in Germany and the United Kingdom, and $2.3 billion in defeased leases secured predominantly by U.S. Treasury and government agency securities, or government guaranteed.
(2)	Represents issuer exposure on cross-border debt and equity securities, held in trading or available-for-sale portfolio, at fair value.
(3)	Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At June 30, 2013, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $6.0 billion, which was offset by the notional amount of CDS purchased of $6.2 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.
(4)	For countries presented in the table, total non-sovereign exposure comprises $29.0 billion exposure to financial institutions and $27.1 billion to non-financial corporations at June 30, 2013.
(5)	Consists of exposure to Netherlands, Germany, France, Spain, Luxembourg and Ireland included in Top 20.
(6)	Includes non-sovereign exposure to Greece, Cyprus and Portugal in the amount of $5 million, $6 million and $23 million, respectively. Sovereign debt exposure to these countries was insignificant at June 30, 2013.

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS Our real estate 1-4 family first and junior lien mortgage loans primarily include loans we have made to customers and retained as part of our asset liability management strategy. These loans include the Pick-a-Pay portfolio acquired from Wachovia and the home equity portfolio, which are discussed later in this Report. These loans also include other purchased loans and loans included on our balance sheet due to the adoption of consolidation accounting guidance related to variable interest entities (VIEs).

Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2012 Form 10-K.

Some of our real estate 1-4 family first and junior lien mortgage loans include an interest-only feature as part of the loan terms. These interest-only loans were approximately 17% of total loans at June 30, 2013, compared with 18% at December 31, 2012.

We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. Our liquidating option ARM portfolio was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, we have reduced the option payment portion of the portfolio, from 86% to 46% of the portfolio at June 30, 2013. For more information, see the “Pick-a-Pay Portfolio” section in this Report.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2012 Form 10-K.

Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 18. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans at June 30, 2013, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

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

Table 18: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	June 30, 2013
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans

PCI loans:
California	$16,584	32	16,616	2%
Florida	2,137	23	2,160	*
New Jersey	1,220	17	1,237	*
Other (1)	5,467	62	5,529	1

Total PCI loans	$25,408	134	25,542	3%

All other loans:
California	$67,163	19,550	86,713	11%
Florida	15,261	6,302	21,563	3
New York	12,943	3,035	15,978	2
New Jersey	9,862	5,337	15,199	2
Virginia	6,826	3,698	10,524	1
Pennsylvania	6,066	3,309	9,375	1
North Carolina	6,068	2,997	9,065	1
Texas	7,725	1,013	8,738	1
Georgia	4,892	2,761	7,653	1
Other (2)	61,005	21,923	82,928	10
Government insured/guaranteed loans (3)	29,622	-	29,622	4

Total all other loans	$227,433	69,925	297,358	37%

Total	$252,841	70,059	322,900	40%

*	Less than 1%.
(1)	Consists of 45 states; no state had loans in excess of $691 million.
(2)	Consists of 41 states; no state had loans in excess of $7.0 billion.
(3)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in second quarter 2013 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at June 30, 2013, totaled $13.3 billion, or 4%, of total non-PCI mortgages, compared with $15.5 billion, or 5%, at December 31, 2012. Loans with FICO scores lower than 640 totaled $34.2 billion at June 30, 2013, or 12% of total non-PCI mortgages, compared with $37.7 billion, or 13%, at December 31, 2012. Mortgages with a LTV/CLTV greater than 100% totaled $48.7 billion at June 30, 2013, or 16% of total non-PCI mortgages, compared with $58.7 billion, or 20%, at December 31, 2012. Information regarding credit risk indicators can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management – Credit Risk Management (continued)

Pick-a-Pay Portfolio The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.

The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Real estate

1-4 family junior lien mortgages and lines of credit associated with Pick-a-Pay loans are reported in the home equity portfolio. Table 19 provides balances by types of loans as of June 30, 2013, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $30.3 billion at June 30, 2013, compared with $61.0 billion at acquisition. Modification efforts have largely involved option payment PCI loans, which have declined to 18% of the total Pick-a-Pay portfolio at June 30, 2013, compared with 51% at acquisition.

Table 19: Pick-a-Pay Portfolio – Comparison to Acquisition Date

			December 31,
	June 30, 2013		2012		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total

Option payment loans	$27,643	46%	$31,510	49%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans (2)	8,619	15	8,781	14	15,763	14
Full-term loan modifications	23,549	39	23,528	37	-	-

Total adjusted unpaid principal balance (2)	$59,811	100%	$63,819	100%	$115,700	100%

Total carrying value	$54,755		58,274		95,315

(1)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(2)	Includes loans refinanced under the Refinance Program discussed in the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this Report.

Pick-a-Pay loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Total interest deferred due to negative amortization on Pick-a-Pay loans was $1.1 billion at June 30, 2013, and $1.4 billion at December 31, 2012. Approximately 91% of the Pick-a-Pay customers making a minimum payment in June 2013 did not defer interest, consistent with December 2012.

Deferral of interest on a Pick-a-Pay loan may continue as long as the loan balance remains below a pre-defined principal cap, which is based on the percentage that the current loan balance represents to the original loan balance. The majority of the Pick-a-Pay portfolio has a cap of 125% of the original loan balance. Most of the Pick-a-Pay loans on which there is a deferred interest balance re-amortize (the monthly payment amount is reset or “recast”) on the earlier of the date when the loan balance reaches its principal cap, or generally the 10-year anniversary of the loan. After a recast, the customers’ new payment terms are reset to the amount necessary to repay the balance over the remainder of the original loan term.

Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap: $16 million for the remainder of 2013, $41 million in 2014 and $72 million in 2015. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date: $54 million for the remainder of 2013, $274 million in 2014 and $716 million in 2015. In second quarter 2013, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $6 million.

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

Table 20: Pick-a-Pay Portfolio (1)

	June 30, 2013
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)

California	$20,585	103%	$16,570	82%	$14,450	75%
Florida	2,605	107	2,070	79	3,026	87
New Jersey	1,143	91	1,183	89	1,925	78
New York	657	88	667	85	866	77
Texas	285	76	270	71	1,183	61
Other states	5,002	97	4,347	82	8,198	81
Total Pick-a-Pay loans	$30,277		$25,107		$29,648

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2013.

(2)	Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(3)	The current LTV ratio is calculated as the adjusted unpaid principal balance divided by the collateral value. Collateral values are generally determined using automated valuation models (AVM) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

(4)	Carrying value, which does not reflect the allowance for loan losses, includes remaining purchase accounting adjustments, which, for PCI loans may include the nonaccretable difference and the accretable yield and, for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.

(5)	The ratio of carrying value to current value is calculated as the carrying value divided by the collateral value.

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

In second quarter 2013, we completed more than 2,400 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed more than 117,000 modifications since the Wachovia acquisition, resulting in $5.5 billion of principal forgiveness to our Pick-a-Pay customers as well as an additional $331 million of conditional forgiveness that can be earned by borrowers through performance over the next three years.

Due to better than expected performance observed on the Pick-a-Pay PCI portfolio compared with the original acquisition estimates, we have reclassified $3.9 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 14.5 years at June 30, 2013. The weighted-average remaining life increased from fourth quarter 2012 due to the positive housing market, credit trends and economic outlook. The accretable yield percentage during second quarter 2013 was 4.70%, unchanged from the end of 2012. The accretable yield balance increased by $2.1 billion to $20.0 billion during second quarter 2013 as a result of a reclassification from the nonaccretable difference and an increase in cash flows expected to be collected. Due to this increase in the accretable yield balance, the accretable yield percentage is expected to be 4.98% for third quarter 2013. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield rate and the estimated weighted-average life of the portfolio.

The Pick-a-Pay portfolio includes a significant portion of our PCI loans. For further information on the judgment involved in estimating expected cash flows for PCI loans, see “Critical Accounting Policies – Purchased Credit-Impaired Loans” in our 2012 Form 10-K.

Risk Management – Credit Risk Management (continued)

HOME EQUITY PORTFOLIOS Our home equity portfolios consist of real estate 1-4 family junior lien mortgages and first and junior lien lines of credit secured by real estate. Our first lien lines of credit represent 21% of our home equity portfolio and are included in real estate 1-4 family first mortgages. The majority of our junior lien loan products are amortizing payment loans with fixed interest rates and repayment periods between five to 30 years.

Our first and junior lien lines of credit products generally have a draw period of 10 years (with some up to 15 or 20 years) with variable interest rate and payment options during the draw period of (1) interest only or (2) 1.5% of outstanding principal balance plus accrued interest. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment schedule with repayment terms of up to 30 years based on the balance at time of conversion. Certain lines and loans have been structured with a balloon payment, which requires full repayment of the outstanding balance at the end of the term period. The conversion of lines or loans to fully amortizing or balloon payoff may result in a significant payment increase, which can affect some borrowers’ ability to repay the outstanding balance.

The lines that enter their amortization period may experience higher delinquencies and higher loss rates than the ones in their draw or term period. In anticipation of our borrowers reaching the end of their contractual commitment, we have created a program to inform, educate and help these borrowers transition from interest-only to fully-amortizing payments or full repayment. We monitor the performance of the borrowers moving through the program in an effort to refine our ongoing program strategy.

Table 21 reflects the outstanding balance of our home equity portfolio segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.4 billion, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $170 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 21: Home Equity Portfolio Payment Schedule

		Scheduled end of draw / term
(in millions)	Outstanding balance June 30, 2013	Remainder of 2013	2014	2015	2016	2017	2018 and thereafter (4)	Amortizing
Home equity lines secured by real estate (1):
Junior residential lines	$60,624	1,222	3,703	6,763	8,279	8,377	30,136	2,144
First residential lines	19,046	417	1,118	1,460	1,157	1,128	13,149	617
Total residential lines (2)	79,670	1,639	4,821	8,223	9,436	9,505	43,285	2,761
Junior loans (3)	9,316	6	13	125	162	165	1,666	7,179
Total home equity portfolio	$88,986	1,645	4,834	8,348	9,598	9,670	44,951	9,940
% of portfolio	100%	2%	5%	9%	11%	11%	51%	11%

(1)	Products in their draw period are predominantly interest-only.
(2)	Includes scheduled end-of-term balloon payments totaling $354 million, $1.1 billion, $573 million, $375 million, $483 million and $2.0 billion for the remainder of 2013, 2014, 2015, 2016, 2017, 2018 and thereafter, respectively, and $109 million reported as “Amortizing” in the table. At June 30, 2013, $235 million, or 9% of outstanding lines of credit that are amortizing are 30 or more days past due compared to $1.6 billion, or 2% for lines in their draw period. The portfolio also has unfunded credit commitments of $75.5 billion.
(3)	Loans within the term period predominantly represent principal and interest products that require a balloon payment upon the end of the loan term. Amortizing junior loans include $85 million of balloon loans that have reached end of term and are now past due.
(4)	The annual scheduled end of draw or term ranges from $2.2 billion to $6.6 billion per year for 2018 through 2023, except for $11.4 billion in 2022. The remaining $12.4 billion of loans that convert in 2024 and thereafter have draw periods that generally extend to 15 or 20 years.

Table 22 summarizes delinquency and loss rates for our junior lien mortgages and lines by the holder of the first lien. For additional information regarding current junior liens behind delinquent first lien loans, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in this Report.

Table 22: Home Equity Portfolios Performance by Holder of 1st Lien (1)

	Outstanding balance (2)		% of loans two payments or more past due		Loss rate (annualized) quarter ended
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2013	2012	2013	2012	2013	2013	2012 (3)	2012 (3)	2012
Junior lien mortgages and lines behind:
Wells Fargo owned or serviced first lien	$34,808	37,913	2.38%	2.65	2.08	2.46	3.81	4.96	3.34
Third party first lien	35,132	37,417	2.55	2.86	2.00	2.48	3.15	5.40	3.44
Total junior lien mortgages and lines	69,940	75,330	2.46	2.75	2.04	2.47	3.48	5.18	3.39
First lien lines	19,046	19,744	2.93	3.08	0.56	0.61	1.00	0.95	0.88
Total	$88,986	95,074	2.56	2.82	1.72	2.08	2.97	4.32	2.89

(1)	Excludes real estate 1-4 family first lien line reverse mortgages predominantly insured by the FHA, and PCI loans.

(2)	Includes $1.3 billion at June 30, 2013 and December 31, 2012, associated with the Pick-a-Pay portfolio.

(3)	Reflects the impact of the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status. The junior lien loss rates for third quarter 2012 reflect losses based on estimates of collateral value to implement the OCC guidance, which were then adjusted in the fourth quarter to reflect actual appraisals. Fourth quarter 2012 losses on the junior liens where Wells Fargo owns or services the first lien were elevated primarily due to the OCC guidance.

We monitor the number of borrowers paying the minimum amount due on a monthly basis. In June 2013, approximately 44% of our borrowers with a home equity outstanding balance paid only the minimum amount due; 93% paid the minimum or more.

The home equity liquidating portfolio includes home equity loans generated through third party channels, including correspondent loans. This liquidating portfolio represents less than 1% of our total loans outstanding at June 30, 2013, and contains some of the highest risk in our home equity portfolio, with an annualized loss rate of 5.05% compared with 1.56% for the core (non-liquidating) home equity portfolio for the quarter ended June 30, 2013.

Risk Management – Credit Risk Management (continued)

Table 23 shows the credit attributes of the core and liquidating home equity portfolios and lists the top five states by outstanding balance for the core portfolio. Loans to California borrowers represent the largest state concentration in each of these portfolios. The decrease in outstanding balances since December 31, 2012, primarily reflects loan paydowns and charge-offs. As of June 30, 2013, 30% of the outstanding balance of the core home equity portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion of the outstanding balances of these loans (the outstanding amount that was in excess of the most recent property collateral value) totaled 13% of the core home equity portfolio at June 30, 2013.

Table 23: Home Equity Portfolios (1)

	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2013	2012	2013	2012	2013	2013	2012 (2)	2012 (2)	2012

Core portfolio (3)
California	$21,404	22,900	2.24%	2.46	1.47	2.01	2.89	4.77	3.13
Florida	9,171	9,763	3.71	4.15	2.13	2.61	3.09	4.75	3.76
New Jersey	6,999	7,338	3.31	3.43	1.43	1.70	2.30	3.22	2.02
Virginia	4,499	4,758	1.75	2.04	1.03	1.36	1.78	2.54	1.60
Pennsylvania	4,441	4,683	2.53	2.67	1.18	1.36	1.72	2.15	1.45
Other	38,299	40,985	2.31	2.59	1.60	1.80	2.77	3.75	2.37

Total	84,813	90,427	2.51	2.77	1.56	1.89	2.69	3.93	2.60

Liquidating portfolio	4,173	4,647	3.63	3.82	5.05	5.87	8.33	11.60	8.14

Total core and liquidating portfolios	$88,986	95,074	2.56	2.82	1.72	2.08	2.97	4.32	2.89

(1)	Consists predominantly of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate, but excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition, and excludes real estate 1-4 family first lien open-ended line reverse mortgages because they do not have scheduled payments. These reverse mortgage loans are predominantly insured by the FHA.

(2)	Reflects the impact of the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status.

(3)	Includes $1.3 billion at June 30, 2013 and December 31, 2012, associated with the Pick-a-Pay portfolio.

CREDIT CARDS Our credit card portfolio totaled $24.8 billion at June 30, 2013, which represented 3% of our total outstanding loans. The quarterly net charge-off rate (annualized) for our credit card loans was 3.90% for second quarter 2013, compared with 4.37% for second quarter 2012 and 3.93% and 4.39% for the six months ended June 30, 2013 and 2012, respectively.

AUTOMOBILE Our automobile portfolio, predominantly composed of indirect loans, totaled $48.6 billion at June 30, 2013. The quarterly net charge-off rate (annualized) for our automobile portfolio for second quarter 2013 was 0.35%, compared with 0.25% for second quarter 2012 and 0.50% and 0.46% for the six months ended June 30, 2013 and 2012, respectively.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $42.1 billion at June 30, 2013, and primarily include student and security-based margin loans. The quarterly net charge-off rate (annualized) for other revolving credit and installment loans was 1.38% for second quarter 2013, compared with 1.35% for second quarter 2012 and 1.38% and 1.34% for the six months ended June 30, 2013 and 2012, respectively. Excluding government guaranteed student loans, the quarterly net charge-off rates (annualized) were 1.84% and 1.93% for second quarter 2013 and 2012, respectively, and 1.83% and 1.94% for the first half of 2013 and 2012, respectively.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 24 summarizes nonperforming assets (NPAs) for each of the last four quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;
•	part of the principal balance has been charged off;
•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or
•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 24: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012

($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans

Nonaccrual loans:
Commercial:
Commercial and industrial	$1,022	0.54%	$1,193	0.64%	$1,422	0.76%	$1,404	0.79%
Real estate mortgage	2,708	2.59	3,098	2.92	3,322	3.12	3,599	3.44
Real estate construction	665	4.04	870	5.23	1,003	5.93	1,253	7.08
Lease financing	20	0.17	25	0.20	27	0.22	49	0.40
Foreign	40	0.10	56	0.14	50	0.13	66	0.17

Total commercial (1)	4,455	1.23	5,242	1.45	5,824	1.61	6,371	1.81

Consumer:
Real estate 1-4 family first mortgage (2)	10,705	4.23	11,320	4.49	11,455	4.58	11,195	4.65
Real estate 1-4 family junior lien mortgage	2,522	3.60	2,712	3.74	2,922	3.87	3,140	4.02
Automobile	200	0.41	220	0.47	245	0.53	295	0.64
Other revolving credit and installment	33	0.08	32	0.08	40	0.09	43	0.10

Total consumer	13,460	3.07	14,284	3.26	14,662	3.34	14,673	3.41

Total nonaccrual loans (3)(4)(5)	17,915	2.23	19,526	2.44	20,486	2.56	21,044	2.69

Foreclosed assets:
Government insured/guaranteed (6)	1,026		969		1,509		1,479
Non-government insured/guaranteed	2,114		2,381		2,514		2,730

Total foreclosed assets	3,140		3,350		4,023		4,209

Total nonperforming assets	$21,055	2.63%	$22,876	2.86%	$24,509	3.07%	$25,253	3.23%

Change in NPAs from prior quarter	$(1,821)		(1,633)		(744)		368

(1)	Includes LHFS of $15 million, $15 million, $16 million and $22 million at June 30 and March 31, 2013, and December 31 and September 30, 2012, respectively.

(2)	Includes MHFS of $293 million, $368 million, $336 million and $338 million at June 30 and March 31, 2013, and December 31 and September 30, 2012, respectively.

(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(4)	Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA and student loans predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program are not placed on nonaccrual status because they are insured or guaranteed.

(5)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans.

(6)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans are classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are predominantly insured by the FHA or guaranteed by the VA.

Risk Management – Credit Risk Management (continued)

Table 25 provides an analysis of the changes in nonaccrual loans.

Table 25: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2013	2013	2012	2012	2012
Commercial nonaccrual loans
Balance, beginning of quarter	$5,242	5,824	6,371	6,924	7,599
Inflows	557	611	746	976	952
Outflows:
Returned to accruing	(128)	(109)	(135)	(90)	(242)
Foreclosures	(120)	(91)	(107)	(151)	(92)
Charge-offs	(193)	(189)	(322)	(364)	(402)
Payments, sales and other (1)	(903)	(804)	(729)	(924)	(891)
Total outflows	(1,344)	(1,193)	(1,293)	(1,529)	(1,627)
Balance, end of quarter	4,455	5,242	5,824	6,371	6,924
Consumer nonaccrual loans
Balance, beginning of quarter	14,284	14,662	14,673	13,654	14,427
Inflows (2)	2,071	2,340	2,943	4,111	2,750
Outflows:
Returned to accruing	(1,156)	(1,031)	(893)	(1,039)	(1,344)
Foreclosures	(95)	(173)	(151)	(182)	(186)
Charge-offs	(651)	(775)	(1,053)	(987)	(1,137)
Payments, sales and other (1)	(993)	(739)	(857)	(884)	(856)
Total outflows	(2,895)	(2,718)	(2,954)	(3,092)	(3,523)
Balance, end of quarter	13,460	14,284	14,662	14,673	13,654
Total nonaccrual loans	$17,915	19,526	20,486	21,044	20,578

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.
(2)	Quarter ended September 30, 2012, includes $1.4 billion of performing loans moved to nonaccrual status as a result of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

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

While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at June 30, 2013:

•

97% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 51% have a combined LTV (CLTV) ratio of 80% or below.

•

losses of $1.2 billion and $4.2 billion have already been recognized on 37% of commercial nonaccrual loans and 51% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by the Interagency or OCC guidance), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.
•	65% of commercial nonaccrual loans were current on interest.
•	the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.
•	$2.4 billion of consumer loans discharged in bankruptcy and classified as nonaccrual were less than 60 days past due, of which $2.2 billion were current.

Under both our proprietary modification programs and the MHA programs, customers may be required to provide updated documentation, and some programs require completion of payment during trial periods to demonstrate sustained performance before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, some states, including California and New Jersey, have enacted legislation or the courts have changed the foreclosure process in a manner that significantly increases the time to complete the foreclosure process; therefore loans remain in nonaccrual status for longer periods. In certain other states, including New York and Florida, the foreclosure timeline has significantly increased due to backlogs in an already complex process.

Table 26 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 26: Foreclosed Assets

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2013	2013	2012	2012	2012
Government insured/guaranteed (1)	$1,026	969	1,509	1,479	1,465
PCI loans:
Commercial	597	641	667	707	777
Consumer	127	179	219	263	321
Total PCI loans	724	820	886	970	1,098
All other loans:
Commercial	1,012	1,060	1,073	1,175	1,147
Consumer	378	501	555	585	597
Total all other loans	1,390	1,561	1,628	1,760	1,744
Total foreclosed assets	$3,140	3,350	4,023	4,209	4,307
Analysis of changes in foreclosed assets
Balance, beginning of quarter	$3,350	4,023	4,209	4,307	4,617
Net change in government insured/guaranteed (2)	57	(540)	30	14	113
Additions to foreclosed assets (3)	406	559	537	692	664
Reductions:
Sales	(647)	(658)	(710)	(750)	(1,003)
Write-downs and loss on sales	(26)	(34)	(43)	(54)	(84)
Total reductions	(673)	(692)	(753)	(804)	(1,087)
Balance, end of quarter	$3,140	3,350	4,023	4,209	4,307

(1)	Consistent with regulatory reporting requirements, foreclosed real estate securing government insured/guaranteed loans are classified as nonperforming. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are predominantly insured by the FHA or guaranteed by the VA.
(2)	Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $1.4 billion, $803 million, $1.6 billion, $1.7 billion and $1.7 billion for the quarters ended June 30 and March 2013, and December 31, September 30, and June 30, 2012, respectively.
(3)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at June 30, 2013, included $1.0 billion of foreclosed real estate that is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining balance of $2.1 billion of foreclosed assets has been written down to estimated net realizable value. Foreclosed assets were down $883 million, or 22%, at June 30, 2013, compared with December 31, 2012. At June 30, 2013, 59% of foreclosed assets of $3.1 billion have been in the foreclosed assets portfolio one year or less.

Given our real estate-secured loan concentrations and current economic conditions, we anticipate continuing to hold an elevated level of foreclosed assets on our balance sheet.

Risk Management – Credit Risk Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 27: Troubled Debt Restructurings (TDRs)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2013	2013	2012	2012	2012
Commercial TDRs
Commercial and industrial	$1,238	1,493	1,683	1,877	1,937
Real estate mortgage	2,605	2,556	2,625	2,498	2,457
Real estate construction	680	735	801	949	980
Lease financing	11	17	20	26	27
Foreign	17	17	17	28	28
Total commercial TDRs	4,551	4,818	5,146	5,378	5,429
Consumer TDRs
Real estate 1-4 family first mortgage	19,093	18,928	17,804	17,861	13,919
Real estate 1-4 family junior lien mortgage	2,408	2,431	2,390	2,437	1,975
Credit Card	477	501	531	557	575
Automobile	246	279	314	392	265
Other revolving credit and installment	29	27	24	32	16
Trial modifications	716	723	705	733	745
Total consumer TDRs (1)	22,969	22,889	21,768	22,012	17,495
Total TDRs	$27,520	27,707	26,914	27,390	22,924

TDRs on nonaccrual status	$9,030	10,332	10,149	9,990	6,900
TDRs on accrual status	18,490	17,375	16,765	17,400	16,024
Total TDRs	$27,520	27,707	26,914	27,390	22,924

(1)	Includes loans discharged in bankruptcy of $6.2 billion, $6.2 billion, $5.2 billion and $4.3 billion at June 30 and March 31, 2013 and December 31 and September 30, 2012, respectively. The OCC guidance issued in third quarter 2012 requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.

Table 27 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $5.2 billion and $5.0 billion at June 30, 2013 and December 31, 2012, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

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

Table 28 provides an analysis of the changes in TDRs. Loans that may be modified more than once are reported as TDRs inflows only in the period they are first modified. We may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 28: Analysis of Changes in TDRs

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2013	2013	2012	2012	2012
Commercial TDRs
Balance, beginning of quarter	$4,818	5,146	5,378	5,429	5,548
Inflows	468	500	542	620	687
Outflows
Charge-offs	(24)	(40)	(66)	(84)	(112)
Foreclosures	(26)	(30)	(14)	(20)	(24)
Payments, sales and other (1)	(685)	(758)	(694)	(567)	(670)
Balance, end of quarter	4,551	4,818	5,146	5,378	5,429
Consumer TDRs
Balance, beginning of quarter	22,889	21,768	22,012	17,495	17,447
Inflows (2)	1,352	2,076	1,247	5,212	762
Outflows
Charge-offs (3)	(241)	(280)	(542)	(244)	(319)
Foreclosures (3)	(240)	(114)	(333)	(35)	(25)
Payments, sales and other (1)	(785)	(579)	(588)	(404)	(392)
Net change in trial modifications (4)	(6)	18	(28)	(12)	22
Balance, end of quarter	22,969	22,889	21,768	22,012	17,495
Total TDRs	$27,520	27,707	26,914	27,390	22,924

(1)	Payments, sales and other outflows reflect pay downs, sales, normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also included $40 million and $15 million of loans refinanced or restructured as new loans and removed from TDR classification for the quarters ended June 30 and March 31, 2013, respectively. No loans were removed from TDR classification for the quarters ended December 31, September 30 and June 30, 2012, as a result of being refinanced or restructured as new loans.
(2)	Includes loans discharged in bankruptcy of $586 million, $1.3 billion, $316 million and $4.3 billion for the quarters ended June 30 and March 31, 2013, and December 31 and September 30, 2012, respectively. The OCC guidance issued in third quarter 2012 requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(3)	Fourth quarter 2012 charge-offs and foreclosures outflows reflect the resolution of certain loans discharged in bankruptcy that were initially reported as TDRs in accordance with the OCC guidance starting in third quarter 2012.
(4)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

Risk Management – Credit Risk Management (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans 90 days or more past due as to interest or principal are still accruing if they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans are not included in past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at June 30, 2013, were down $281 million, or 20%, from December 31, 2012, due to loss mitigation activities including modifications, seasonality, decline in non-strategic and liquidating portfolios, and credit stabilization.

Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $21.0 billion at June 30, 2013, down from $21.8 billion at December 31, 2012.

Table 29 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 29: Loans 90 Days or More Past Due and Still Accruing

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2013	2013	2012	2012	2012
Loans 90 days or more past due and still accruing:
Total (excluding PCI (1)):	$22,197	23,082	23,245	22,894	22,872
Less: FHA insured/guaranteed by the VA (2)(3)	20,112	20,745	20,745	20,320	20,368
Less: Student loans guaranteed under the FFELP (4)	931	977	1,065	1,082	1,144
Total, not government insured/guaranteed	$1,154	1,360	1,435	1,492	1,360

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$37	47	47	49	44
Real estate mortgage	175	164	228	206	184
Real estate construction	4	47	27	41	25
Foreign	-	7	1	2	3
Total commercial	216	265	303	298	256

Consumer:
Real estate 1-4 family first mortgage (3)	476	563	564	627	561
Real estate 1-4 family junior lien mortgage (3)	92	112	133	151	159
Credit card	263	306	310	288	274
Automobile	32	33	40	43	36
Other revolving credit and installment	75	81	85	85	74
Total consumer	938	1,095	1,132	1,194	1,104

Total, not government insured/guaranteed	$1,154	1,360	1,435	1,492	1,360

(1)	PCI loans totaled $5.4 billion, $5.8 billion, $6.0 billion, $6.2 billion and $6.6 billion at June 30 and March 31, 2013, and December 31, September 30 and June 30, 2012.
(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
(3)	Includes mortgages held for sale 90 days or more past due and still accruing.
(4)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

NET CHARGE-OFFS

Table 30: Net Charge-offs

	Quarter ended
	June 30, 2013		Mar. 31, 2013		Dec. 31, 2012		Sept. 30, 2012		June 30, 2012
($ in millions)	Net loan charge- offs	As a % of avg. loans (1)	Net loan charge- offs	As a % of avg. loans (1)	Net loan charge- offs	As a % of avg. loans (1)	Net loan charge- offs	As a % of avg. loans (1)	Net loan charge- offs	As a % of avg. loans (1)
Commercial:
Commercial and industrial	$77	0.17%	$93	0.20%	$209	0.46%	$131	0.29%	$249	0.58%
Real estate mortgage	(5)	(0.02)	29	0.11	38	0.14	54	0.21	81	0.31
Real estate construction	(45)	(1.10)	(34)	(0.83)	(18)	(0.43)	1	0.03	17	0.40
Lease financing	18	0.57	(1)	(0.02)	2	0.04	1	0.03	-	-
Foreign	(1)	(0.01)	3	0.03	24	0.25	30	0.29	11	0.11
Total commercial	44	0.05	90	0.10	255	0.29	217	0.24	358	0.42
Consumer:
Real estate 1-4 family first mortgage	328	0.52	429	0.69	649	1.05	673	1.15	743	1.30
Real estate 1-4 family junior lien mortgage	359	2.02	449	2.46	690	3.57	1,036	5.17	689	3.38
Credit card	234	3.90	235	3.96	222	3.71	212	3.67	240	4.37
Automobile	42	0.35	76	0.66	112	0.97	75	0.66	28	0.25
Other revolving credit and installment	145	1.38	140	1.37	153	1.46	145	1.38	142	1.35
Total consumer (2)	1,108	1.01	1,329	1.23	1,826	1.68	2,141	2.01	1,842	1.76
Total	$1,152	0.58%	$1,419	0.72%	$2,081	1.05%	$2,358	1.21%	$2,200	1.15%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.
(2)	The quarters ended December 31, 2012 and September 30, 2012 include $321 million and $567 million respectively, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

Table 30 presents net charge-offs for second quarter 2013 and the previous four quarters. Net charge-offs in second quarter 2013 were $1.2 billion (0.58% of average total loans outstanding) compared with $2.2 billion (1.15%) in second quarter 2012.

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

Table 31 presents the allocation of the allowance for credit losses by loan segment and class for the current quarter and last four years.

Risk Management – Credit Risk Management (continued)

Table 31: Allocation of the Allowance for Credit Losses (ACL)

	June 30, 2013		Dec. 31, 2012		Dec. 31, 2011		Dec. 31, 2010		Dec. 31, 2009
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$2,757	24%	$2,543	23%	$2,649	22%	$3,299	20%	$4,014	20%
Real estate mortgage	2,314	13	2,283	13	2,550	14	3,072	13	2,398	12
Real estate construction	448	2	552	2	893	2	1,387	4	1,242	5
Lease financing	95	1	85	2	82	2	173	2	181	2
Foreign	282	5	251	5	184	5	238	4	306	4
Total commercial	5,896	45	5,714	45	6,358	45	8,169	43	8,141	43
Consumer:
Real estate 1-4 family first mortgage	5,268	32	6,100	31	6,934	30	7,603	30	6,449	29
Real estate 1-4 family junior lien mortgage	3,249	9	3,462	10	3,897	11	4,557	13	5,430	13
Credit card	1,271	3	1,234	3	1,294	3	1,945	3	2,745	3
Automobile	381	6	417	6	555	6	771	6	1,381	6
Other revolving credit and installment	553	5	550	5	630	5	418	5	885	6
Total consumer	10,722	55	11,763	55	13,310	55	15,294	57	16,890	57
Total	$16,618	100%	$17,477	100%	$19,668	100%	$23,463	100%	$25,031	100%

	June 30, 2013	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Components:
Allowance for loan losses	$16,144	17,060	19,372	23,022	24,516
Allowance for unfunded credit commitments	474	417	296	441	515
Allowance for credit losses	$16,618	17,477	19,668	23,463	25,031
Allowance for loan losses as a percentage of total loans	2.01%	2.13	2.52	3.04	3.13
Allowance for loan losses as a percentage of total net charge-offs (1)	349	189	171	130	135
Allowance for credit losses as a percentage of total loans	2.07	2.19	2.56	3.10	3.20
Allowance for credit losses as a percentage of total nonaccrual loans	93	85	92	89	103

(1)	Total net charge-offs are annualized for quarter ended June 30, 2013.

In addition to the allowance for credit losses, there was $5.4 billion at June 30, 2013, and $7.0 billion at December 31, 2012, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages at June 30, 2013.

The decline in the allowance for loan losses in second quarter 2013 reflected continued improvement in consumer loss severity, delinquency trends and improved portfolio performance, particularly in residential real estate. The reduction included a $500 million allowance release due to strong underlying credit. Total provision for credit losses was $0.7 billion in second quarter 2013, compared with $1.8 billion a year ago.

We believe the allowance for credit losses of $16.6 billion at June 30, 2013, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Absent significant deterioration in the economy, we continue to expect future allowance releases. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K.

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

We have established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of probable losses for loans for which we have a repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Our mortgage repurchase liability estimation process also incorporates a forecast of repurchase demands associated with mortgage insurance rescission activity. Our mortgage repurchase liability considers all vintages; however, repurchase demands have predominantly related to 2006 through 2008 vintages and to GSE-guaranteed MBS.

During the first half of 2013, we experienced some leveling off in repurchase activity as measured by outstanding repurchase demands. We repurchased or reimbursed investors for incurred losses on mortgage loans with original balances of $457 million in second quarter 2013, compared with $847 million a year ago. We incurred net losses on repurchased loans and investor reimbursements totalling $160 million in second quarter 2013, compared with $349 million a year ago.

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

Table 32: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government sponsored entities (1)		Private		Mortgage insurance rescissions with no demand (2)		Total
($ in millions)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)	Number of loans	Original loan balance (3)

2013
June 30,	6,313	$1,413	1,206	$258	561	$127	8,080	$1,798
March 31,	5,910	1,371	1,278	278	652	145	7,840	1,794

2012
December 31,	6,621	1,503	1,306	281	753	160	8,680	1,944
September 30,	6,525	1,489	1,513	331	817	183	8,855	2,003
June 30,	5,687	1,265	913	213	840	188	7,440	1,666
March 31,	6,333	1,398	857	241	970	217	8,160	1,856

(1)	Includes unresolved repurchase demands of 942 and $190 million, 674 and $147 million, 661 and $132 million, 534 and $111 million, 526 and $103 million and 694 and $131 million at June 30 and March 31, 2013, and December 31, September 30, June 30 and March 31, 2012, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller. The number of repurchase demands from GSEs that are from mortgage loans originated in 2006 through 2008 totaled 89% at June 30, 2013.
(2)	As part of our representations and warranties in our loan sales contracts, we typically represent to GSEs and private investors that certain loans have mortgage insurance to the extent there are loans that have loan to value ratios in excess of 80% that require mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer due to a claim of breach of a contractual representation or warranty, the lack of insurance may result in a repurchase demand from an investor. Similar to repurchase demands, we evaluate mortgage insurance rescission notices for validity and appeal for reinstatement if the rescission was not based on a contractual breach. When investor demands are received due to lack of mortgage insurance, they are reported as unresolved repurchase demands based on the applicable investor category for the loan (GSE or private). Over the last year, approximately 15% of our repurchase demands from GSEs had mortgage insurance rescission as one of the reasons for the repurchase demand. Of all the mortgage insurance rescission notices received in 2012, approximately 75% have resulted in repurchase demands through June 2013. Not all mortgage insurance rescissions received in 2012 have been completed through the appeals process with the mortgage insurer and, upon successful appeal, we work with the investor to rescind the repurchase demand.
(3)	While the original loan balances related to these demands are presented above, the establishment of the repurchase liability is based on a combination of factors, such as our appeals success rates, reimbursement by correspondent and other third party originators, and projected loss severity, which is driven by the difference between the current loan balance and the estimated collateral value less costs to sell the property.

The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at June 30, 2013, was up from a year ago in both number of outstanding loans and in total dollar balances as we continued to work through the new demands and mortgage insurance rescissions. Customary with industry practice, we have the right of recourse against correspondent lenders from whom we have purchased loans with respect to representations and warranties. Of total repurchase demands and mortgage insurance recissions outstanding as of June 30, 2013, presented in Table 32, approximately 25% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we are currently recovering on average approximately 45% of losses from these lenders. Historical recovery rates as well as projected lender performance are incorporated in the establishment of our mortgage repurchase liability.

We believe we have a high quality residential mortgage loan servicing portfolio. Of the $1.9 trillion in the residential mortgage loan servicing portfolio at June 30, 2013, 93% was current, less than 2% was subprime at origination, and less than 1% was related to home equity loan securitizations. Our combined delinquency and foreclosure rate on this portfolio was 6.65% at June 30, 2013, compared with 7.04% at December 31, 2012. Four percent of this portfolio is private label securitizations for which we originated the loans and therefore have some repurchase risk. We have observed a decrease in outstanding demands, compared with December 31, 2012, associated with our private label securitizations. Investors continue to review defaulted loans for potential breaches of our loan sale representations and warranties, and we continue to believe the risk of repurchase in our private label securitizations is substantially reduced, relative to third-party issued private label securitizations, because approximately one-half of this portfolio of private label securitizations does not contain representations and warranties regarding borrower or other third party misrepresentations related to the mortgage loan, general compliance with underwriting guidelines, or property valuation, which are commonly asserted bases for repurchase. For the 4% private label securitization segment of our residential mortgage loan servicing portfolio (weighted average age of 92 months), 57% are loans from 2005 vintages or earlier; 77% were prime at origination; and approximately 62% are jumbo loans. The weighted-average LTV as of June 30, 2013 for this private securitization segment was 69%. We believe the highest risk segment of these private label securitizations is the subprime loans originated in 2006 and 2007. These subprime loans have seller representations and warranties and currently have LTVs close to or exceeding 100%, and represent 10% of the private label securitization portion of the residential mortgage servicing portfolio. We had $12 million of repurchases related to private label securitizations in the quarter ended June 30, 2013.

Of the servicing portfolio, 3% is non-agency acquired servicing and 1% is private whole loan sales. We did not underwrite and securitize the non-agency acquired servicing and therefore we have no obligation on that portion of our servicing portfolio to the investor for any repurchase demands arising from origination practices. For the private whole loan segment, while we do have repurchase risk on these loans, less than 2% were subprime at origination and loans that were sold and subsequently securitized are included in the private label securitization segment discussed above.

Table 33 summarizes the changes in our mortgage repurchase liability.

Table 33: Changes in Mortgage Repurchase Liability

	Quarter ended					Six months ended

(in millions)	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	June 30, 2013	June 30, 2012
Balance, beginning of period	$2,317	2,206	2,033	1,764	1,444	2,206	1,326

Provision for repurchase losses:

Loan sales	40	59	66	75	72	99	134

Change in estimate (1)	25	250	313	387	597	275	965

Total additions	65	309	379	462	669	374	1,099

Losses	(160)	(198)	(206)	(193)	(349)	(358)	(661)

Balance, end of period	$2,222	2,317	2,206	2,033	1,764	2,222	1,764

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Risk Management – Credit Risk Management (continued)

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, was $2.2 billion at June 30, 2013 and December 31, 2012. In the quarter ended June 30, 2013, we provided $65 million, which reduced net gains on mortgage loan origination/sales activities, compared with a provision of $669 million a year ago. Our provision in second quarter 2013 reflected an increase for indemnifications and specific private investor demands (comprising approximately 55% of the second quarter 2013 provision) and new loan sales (approximately 45%).

The mortgage repurchase liability of $2.2 billion at June 30, 2013, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The mortgage repurchase liability estimation process requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain, including demand expectations, economic factors, and the specific characteristics of the loans subject to repurchase. Our evaluation considers all vintages and the collective actions of the GSEs and their regulator, the Federal Housing Finance Agency (FHFA), mortgage insurers and our correspondent lenders. We maintain regular contact with the GSEs, the FHFA, and other significant investors to monitor their repurchase demand practices and issues as part of our process to update our repurchase liability estimate as new information becomes available.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $2.2 billion at June 30, 2013, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions. For additional information on our repurchase liability, see the “Critical Accounting Policies – Liability for Mortgage Loan Repurchase Losses” section in our 2012 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

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

In April 2011, the FRB and the Office of the Comptroller of the Currency (OCC) issued Consent Orders that require us to correct deficiencies in our residential mortgage loan servicing and foreclosure practices that were identified by federal banking regulators in their fourth quarter 2010 review. The Consent Orders also require that we improve our servicing and foreclosure practices. We believe that we have implemented all of the operational changes that resulted from the expanded servicing responsibilities outlined in the Consent Orders.

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

As of June 30, 2013, we believe we have successfully executed activities required under both the Consumer Relief (and state-level sub-commitments) and the Refinance Programs in accordance with the terms of our commitments. In our May 14, 2013, submission to the Monitor of the National Mortgage Settlement, we reported $2.5 billion of earned credits toward our Consumer Relief commitment and $1.7 billion of earned credits toward our Refinance Program commitment. We expect our August 14, 2013 submission to the Monitor will include sufficient credits to satisfy the requirements of both programs. Our earned credits are subject to review and approval by the Monitor.

Under the Refinance Program, we refinanced approximately 31,000 borrowers with an unpaid principal balance of approximately $6.7 billion. Based on the mix of loans we have refinanced, the weighted average note rate was reduced by approximately 260 basis points and the weighted average estimated remaining life is approximately 10 years. The impact of fulfilling our commitment under the Refinance Program will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. We expect the future reduction in interest income to be approximately $1.8 billion, or $180 million annually. As a result of refinancings under the Refinance Program, we will be forgoing interest that we may not otherwise have agreed to forgo. No loss was recognized in our consolidated financial statements for this estimated forgone interest income at the time of the settlement as the impact will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. The impact of this forgone interest income on our future net interest margin is anticipated to be modestly adverse and will be influenced by the overall mortgage interest rate environment. The Refinance Program also affects our fair value for these loans. The estimated reduction of the fair value of our loans for the Refinance Program is approximately $1.1 billion.

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

On February 28, 2013, we entered into amendments to the April 2011 Interagency Consent Order with both the OCC and the FRB, which effectively ceased the Independent Foreclosure Review (IFR) program created by such Interagency Consent Order and replaced it with an accelerated remediation process to be administered by the OCC and the FRB.

In aggregate, the servicers have agreed to make cash payments into a qualified settlement fund to be administered by the OCC and the FRB and to provide additional assistance, such as loan modifications, to consumers. Our portion of the cash settlement is $766 million, which is based on the proportionate share of Wells Fargo-serviced loans in the overall IFR population. We accrued the cash portion of the settlement in 2012, along with our estimate of other remediation-related costs, and we paid this settlement in the first quarter of 2013. We also committed to foreclosure prevention actions which include first and second lien modifications and short sales/deeds-in-lieu of foreclosure on $1.2 billion of loans. We anticipate meeting this commitment primarily through first lien modification and short sale activities. We are required to meet this commitment by January 7, 2015, and we anticipate that we will be able to meet our commitment within the required timeline. This commitment did not result in any charge as we believe that this commitment is covered through the existing allowance for credit losses and the nonaccretable difference relating to the purchased credit-impaired loan portfolios. With this settlement, beginning in second quarter 2013, we no longer incur significant costs associated with the independent foreclosure reviews, which approximated $125 million per quarter during 2012 for external consultants and additional staffing.

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

The degree to which these sensitivities offset each other is dependent upon the timing and magnitude of changes in interest rates, and the slope of the yield curve. During a transition to a higher or lower interest rate environment, a reduction or increase in interest sensitive earnings from the mortgage banking business could occur quickly, while the benefit or detriment from balance sheet repricing could take more time to develop. For example, our lower rate scenarios (scenario 1 and scenario 2) in the following table primarily measure a decline in long-term interest rates versus our most likely scenario. Although the performance in both lower rate scenarios contains initial benefit from increased mortgage banking activity, each results in lower earnings relative to the most likely scenario over time given pressure on net interest income. The higher rate scenarios (scenario 3 and scenario 4) measure the impact of varying degrees of rising short-term and long-term interest rates over the course of the forecast horizon relative to the most likely scenario, both resulting in positive earnings sensitivity.

As of June 30, 2013, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 34, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan).

Table 34: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan

	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4

Ending rates:

Fed funds	0.50%	0.25	0.25	1.25	4.00

10-year treasury (1)	3.24	1.45	2.35	4.24	5.10

Earnings relative to most likely	N/A	-2.7%	-0.5%	0-5%	>5%

(1)	U.S. Constant Maturity Treasury Rate

We use the available-for-sale securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Securities Available for Sale” section of this Report for more information on the use of the available-for-sale securities portfolio. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of June 30, 2013, and December 31, 2012, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in three main ways:

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

        The total carrying value of our residential and commercial MSRs was $15.4 billion at June 30, 2013, and $12.7 billion at December 31, 2012. The weighted-average note rate on our portfolio of loans serviced for others was 4.59% at June 30, 2013, and 4.77% at December 31, 2012. The carrying value of our total MSRs represented 0.81% of mortgage loans serviced for others at June 30, 2013, and 0.67% at December 31, 2012.

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

Table 35 presents total revenue from trading activities.

Table 35: Income from Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Interest income (1)	$340	343	667	720

Less: Interest expense (2)	75	65	140	129

Net interest income	265	278	527	591

Noninterest income:

Net gains (losses) from trading activities (3):

Customer accommodation	337	356	804	690

Economic hedging and other (4)	(11)	(92)	88	199

Proprietary trading	5	(1)	9	14

Total net trading gains	331	263	901	903

Total trading-related net interest and noninterest income	$596	541	1,428	1,494

(1)	Represents interest and dividend income earned on trading securities.
(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.
(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.
(4)	Excludes economic hedging of mortgage banking activities and asset/liability management.

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

For the majority of our customer accommodation trading, we serve as intermediary between buyer and seller. For example, we may purchase or sell a derivative to a customer who wants to

43

Risk Management –Asset/Liability Management (continued)

manage interest rate risk exposure. We typically enter into offsetting derivative(s) or security positions with a separate counterparty or exchange to manage our exposure to the derivative with our customer. We earn income on this activity based on the transaction price difference between the customer and offsetting derivative or security positions, which is reflected in the fair value changes of the positions recorded in net gains (losses) on trading activities.

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

Proprietary trading Proprietary trading consists of security or derivative positions executed for our own account based upon market expectations or to benefit from price differences between financial instruments and markets. Proprietary trading activity is expected to be restricted by the Dodd-Frank Act provisions known as the “Volcker Rule,” which has not yet been finalized. On October 11, 2011, federal banking agencies and the SEC issued proposed regulations to implement the Volcker Rule. We believe our definition of proprietary trading is consistent with the proposed regulations. However, given that final rule-making is required by various governmental regulatory agencies to define proprietary trading within the context of the final Volcker Rule, our definition of proprietary trading may change. We have reduced or exited certain business activities in anticipation of the final Volcker Rule. As discussed within this section and the noninterest income section of our financial results, proprietary trading activity is not significant to our business or financial results.

Table 36 and Table 37 provide information on daily trading-related revenues for the Company’s trading portfolio. This trading-related revenue is defined as the change in value of the trading assets and trading liabilities, trading-related net interest income and trading-related intra-day gains and losses. Net trading-related revenue does not include activity related to long-term positions held for economic hedging purposes, period-end adjustments and other activity not representative of daily price changes driven by market factors.

Table 36: Distribution of Daily Trading-Related Revenues (for the six months ended June 30, 2013)

Table 37: Daily Trading-Related Revenues

Market Risk Governance The Board of Directors reviews and approves the acceptable level of market risk for the Company and delegates authority to Corporate ALCO to establish corporate level Value-at-Risk (VaR) and other risk limits. Corporate ALCO, through its Market Risk Committee, provides governance and oversight over market risk-taking activities across the Company and establishes and monitors risk tolerances and line of business VaR limits. The Corporate Market Risk group, which is part of the independent Corporate Risk Group, administers and monitors compliance with the requirements of the Market Risk Committee. The Corporate Market Risk group has oversight in identifying and managing the Company’s market risk. The group is responsible for quantitative model development, calculation and analysis of market risk capital, and reporting aggregated and line of business market risk information. Each line of business that exposes the Company to market risk has direct responsibility for managing market risk in accordance with defined risk tolerances and approved market risk mandates and hedging strategies. As described below, we measure and monitor market risk for both management and regulatory capital purposes.

Market Risk Measurement We use VaR metrics complemented with sensitivity analysis and stress testing in measuring and managing market risk. These market risk measures are monitored at both the business unit level and at an aggregated level on a daily basis. Our corporate market risk management function aggregates all Company exposures to monitor whether risk measures are within established tolerances. Changes to the Company’s market risk profile are analyzed and reported on a daily basis. The Company monitors risk exposure from a variety of perspectives, which include line of business, product, risk type and legal entity.

Value-at-Risk Overview VaR is a statistical risk measure used to estimate the potential loss from adverse market moves on trading and other positions carried at fair value. We utilize VaR models to measure market risk on an aggregate basis as well as on a disaggregated basis for individual lines of business. The VaR measures assume that historical changes in market values (historical simulation analysis) are representative of the potential future outcomes and measure the worst expected loss over a given time interval (for example, 1 day or 10 days) within a given confidence level. The historical simulation analysis approach uses historical scenarios of the risk factors from each trading day in the previous 12 months and is used to identify the critical risk driver of each trading position with respect to interest rates, credit spreads, foreign exchange rates, and equity and commodity prices. The risk drivers for each position are updated on a daily basis. We measure and report VaR for a 1-day holding period and a 10-day holding period at a 99% confidence level. This means that we would expect to incur single day losses greater than predicted by VaR estimates for the measured trading positions one time in every 100 trading days. We treat data from all historical periods as equally relevant and consider utilizing data for the previous 12 months as appropriate for determining VaR. We believe using a 12 month look back period helps ensure the Company’s VaR is responsive to current market conditions.

VaR measurement between institutions is not readily comparable due to modeling and assumption differences. VaR measures are more useful when interpreted as an indication of trends rather than an absolute measure to be compared across institutions.

Risk Management –Asset/Liability Management (continued)

Sensitivity Analysis Sensitivity analysis is the measure of exposure to a single risk factor, such as a one basis point increase in rates or a 1% increase in equity prices. We conduct and monitor sensitivity on interest rates, credit spreads, volatility, equity, commodity, and foreign exchange exposure. Since VaR is based upon previous moves in market risk factors over recent periods, it may not provide accurate predictions of future market moves. Sensitivity analysis complements VaR as it provides an indication of risk relative to each factor irrespective of historical market moves.

Stress Testing While VaR captures the risk of loss due to adverse changes in markets using recent historical data, stress testing captures the Company’s exposure to extreme, but low probability market movements. Stress scenarios estimate the risk of losses based on management’s assumptions of abnormal but severe market movements such as severe credit spread widening or a large decline in equity prices. These scenarios also assume that the market moves happen instantaneously and no repositioning or hedging activity takes place to mitigate losses as events unfold (although experience demonstrates otherwise). We update and review the stress scenarios with recent market trends on a daily basis.

Market Risk Management Trading VaR is the VaR measure used to provide insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to establish line of business risk limits. Trading VaR is calculated based on all trading positions classified as trading assets or trading liabilities on our balance sheet. In addition, the Company monitors and manages a variety of sensitivity exposures and stress testing estimates.

Table 38 shows the results of the Company’s Trading VaR by risk category. As presented in the table, average Trading VaR was $15 million for the quarter ended June 30, 2013, compared with $24 million for the quarter ended March 31, 2013. The decrease was primarily driven by several volatile days rolling off of the 1-year historical time series used in the VaR calculation.

Table 38: Trading 1-Day 99% Value-at-Risk (VaR) Metrics

	Quarter ended
	June 30, 2013				March 31, 2013
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High

VaR Risk Categories

Credit	$31	16	12	31	25	25	24	26
Interest rate	20	19	11	30	29	28	26	30
Equity	6	5	4	8	5	4	4	5
Commodity	3	3	2	5	2	3	2	3
Foreign exchange	1	2	1	3	2	2	1	2
Diversification benefit (1)	(43)	(30)			(40)	(38)

Total VaR	18	15			23	24

(1)	The period-end VaR was less than the sum of the VaR components described above, which is due to portfolio diversification. The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.

Market Risk – Regulatory Capital Effective January 1, 2013, the U.S banking regulators adopted “Risk-Based Capital Guidelines: Market Risk” as the regulations covering the calculation of market risk capital. The market risk capital rule, commonly known as Basel 2.5, substantially modified the determination of market risk-weighted assets, and implements a more risk sensitive methodology for the risks inherent in certain “covered” trading positions. The positions that are “covered” by the market risk rule are generally a subset of our trading assets and trading liabilities, specifically those held by the Company for the purpose of short-term resale or with the intent of benefiting from actual or expected short-term price movements, or to lock in arbitrage profits.

The material portfolio of the Company’s “covered” positions are predominantly concentrated in the trading assets managed within Wholesale Banking, which is the predominant contributor to the Company’s overall VaR and manages the areas traditionally considered as trading lines of business. Wholesale Banking engages in fixed income, foreign exchange, equities, and commodities markets and those positions comprise predominantly all of our “covered” positions.

Basel 2.5 prescribes various VaR calculations (e.g. Regulatory VaR) in the determination of regulatory capital and risk-weighted assets.

Regulatory VaR The VaR measurements use the previous rolling 12 months of historical market data and include:

•	Total VaR – is composed of General and Specific Risk VaR and uses the previous 12 months of historical market data to comply with regulatory requirements.

•	General VaR

•	Measures the risk of broad market movements such as changes in the level of interest rates, credit spreads, equity prices, foreign exchange rates, and commodity prices.

•	Uses historical simulation analysis based on 99% confidence level and a 10-day time horizon.

•	Specific Risk VaR

•	Measures the risk of loss that could result from factors other than broad market movement.

•	Uses historical simulation analysis based on a 99% confidence level and a 10-day time horizon.

•

Total Stressed VaR – uses a historical period of significant financial stress over a continuous 12 month period using historically available market data and is composed of General and Specific Risk Stressed VaR. Stressed VaR uses the same methodology and models as General VaR.

•	Incremental Risk Charge

•	Measures the potential loss in value of non-securitized credit products from both default and credit migration events.

•	Analysis is based on 99.9% confidence level and a 12 month time horizon.

The Company’s regulatory capital models have all been approved for use by the Company’s regulators. The Company uses the same VaR models for both market risk management (i.e. Trading VaR) purposes as well as regulatory capital calculations.

Table 39 shows the results of the Company’s modeled measures for regulatory capital calculations. As presented in the table, average total Wells Fargo VaR was $38 million for the quarter ended June 30, 2013, compared with $50 million for the quarter ended March 31, 2013. The decrease was primarily driven by several volatile days rolling off of the 1-year historical time series used in the VaR calculation.

Table 39: Regulatory 10-Day 99% Value-at-Risk (VaR) Metrics

	Quarter ended
	June 30, 2013				March 31, 2013
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High

Wholesale General VaR
Risk Categories
Credit	$96	46	27	96	27	54	27	68
Interest rate	30	32	23	48	34	34	25	45
Equity	5	7	2	11	11	7	4	12
Commodity	5	5	3	10	4	5	3	6
Foreign exchange	2	2	1	6	3	2	-	5
Diversification benefit (1)	(118)	(71)			(61)	(67)

Wholesale General VaR	20	21	15	32	18	35	18	56
Wholesale Specific Risk VaR	22	26	21	37	36	30	25	37

Wholesale Banking
Total VaR (2)(3)(4)		30	34			40	46

Wells Fargo Total VaR (2)(4)	42	38				41	50

Wholesale Stressed General VaR	253	243	190	305	260	288	218	356
Wholesale Stressed Specific Risk VaR	115	136	104	187	162	138	83	169

Wholesale Banking
Total Stressed VaR (2)(3)(4)	278	280			306	319	-	-

Wells Fargo Total Stressed VaR (2)(4)	290	299			329	345

Wells Fargo Incremental
Risk Charge (1-year 99.9%)	402	393	357	426	396	415	360	486

Wells Fargo Market Risk
Regulatory Capital	2,906					3,025

Wells Fargo
Risk-Weighted Assets	36,325					37,814

(1)	The period-end VaR and average VaR were less than the sum of the VaR components described above, which is due to portfolio diversification. The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone.
(2)	The Low and High metrics may have occurred during different days for the individual components. As such, the low and high for the overall portfolio will not equal the sum of the individual components.
(3)	The material portfolio of the Company’s “covered” positions is predominantly concentrated in the trading assets managed within Wholesale Banking.
(4)	General VaR and Specific Risk VaR are combined in accordance with regulator prescribed methodology.

Risk Management – Asset/Liability Management (continued)

VaR Backtesting The Basel 2.5 market risk capital rule requires conducting backtesting as one form of validation of the VaR model. Backtesting is a comparison of the daily VaR estimate with the actual “clean” profit and loss as defined by the market risk capital rule. “Clean P&L” is the change in the value of the Company’s covered trading positions that would have occurred had previous end-of-day covered trading positions remained unchanged (therefore, excluding fees, commissions, net interest income, and intraday trading). The backtesting analysis compares the daily VaR estimate for each of the trading days in the preceding 12 months with the net “clean P&L”. “Clean P&L” does not include credit adjustments and other activity not representative of daily price changes driven by market risk factors. The “clean P&L” measure of revenue is used to evaluate the performance of the Regulatory VaR model and is not comparable to our actual daily trading net revenues, as reported elsewhere in this Report.

Any observed “clean P&L” loss in excess of the VaR estimate is considered an exception. There were backtesting exceptions which occurred in the last part of second quarter 2013. The exceptions were driven by increased volatility in the fixed income markets from uncertainty about the Federal Reserve’s intentions regarding their quantitative easing efforts. The number of actual backtesting exceptions is dependent on current market performance relative to historic market volatility. Table 40 shows daily Total Regulatory VaR (1-day, 99%) for the previous 12 months ended June 30, 2013. The Wells Fargo average Total Regulatory VaR for second quarter 2013 was $16 million with a low of $13 million and a high of $21 million. The decline in Total Regulatory VaR for the previous 12 months is due to the overall risk reduction in the trading portfolio as well as low volatile markets.

Table 40: Daily Total Regulatory Value-at-Risk (VaR)

There is a separate market risk capital charge required for covered trading securitization products in the Basel 2.5 market risk capital rule. Table 41 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position for the quarter ended June 30, 2013. Covered trading securitizations positions under Basel 2.5 include asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), and collateralized loan and other debt obligations (CLO/CDO) positions.

Table 41: Covered Securitization Positions by Exposure Type (Market Value)

	Quarter ended June 30, 2013
(in millions)	ABS	CMBS	RMBS	CLO/CDO

Securitization Exposure

Securities	$694	481	461	675

Derivatives	-	(755)	37	(75)

Total	$694	(274)	498	600

Furthermore, the regulatory market risk capital rule requires capital for correlation trading positions. The net market value of correlation trading positions that meet the definition of a covered position for the quarter ended June 30, 2013, was $30 million. Correlation trading is a discontinued business in which the Company is no longer active, with current positions hedged and maturing over time.

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

Table 42 provides information regarding our marketable and nonmarketable equity investments.

Table 42: Nonmarketable and Marketable Equity Investments

	June 30,	Dec. 31,
(in millions)	2013	2012

Nonmarketable equity investments:

Cost method:

Private equity investments	$2,419	2,572

Federal bank stock	4,100	4,227

Total cost method	6,519	6,799

Equity method and other:

LIHTC investments (1)	4,931	4,767

Private equity and other	5,741	6,156

Total equity method and other	10,672	10,923

Fair value (2)	595	-

Total nonmarketable equity investments (3)	$17,786	17,722

Marketable equity securities:

Cost	$2,210	2,337

Net unrealized gains	547	448

Total marketable equity securities (4)	$2,757	2,785

(1)	Represents low income housing tax credit investments
(2)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 6 (Other Assets) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information.
(3)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(4)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

Risk Management –Asset/Liability Management (continued)

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2013, core deposits were 117% of total loans, compared with 114% a year ago. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.

Table 43 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 43: Short-Term Borrowings

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2013	2013	2012	2012	2012

Balance, period end

Commercial paper and other short-term borrowings	$18,497	22,263	22,202	20,474	19,695

Federal funds purchased and securities sold under agreements to repurchase	38,486	38,430	34,973	31,483	36,328

Total	$56,983	60,693	57,175	51,957	56,023

Average daily balance for period

Commercial paper and other short-term borrowings	$19,606	20,850	20,609	19,675	18,072

Federal funds purchased and securities sold under agreements to repurchase	38,206	34,561	32,212	32,182	33,626

Total	$57,812	55,411	52,821	51,857	51,698

Maximum month-end balance for period

Commercial paper and other short-term borrowings (1)	$19,834	22,263	22,202	20,474	19,695

Federal funds purchased and securities sold under agreements to repurchase (2)	39,451	38,430	35,941	32,766	36,328

(1)	Highest month-end balance in each of the last five quarters was in April and March 2013, and December, September and June 2012.
(2)	Highest month-end balance in each of the last five quarters was in May and March 2013, and October, July and June 2012.

We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets, as well as other market participants, generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, a reduction in credit rating would not cause us to violate any of our debt covenants. This year, both Moody’s Investors Service (Moody’s) and Standard and Poor’s (S&P) have announced that they intend to reassess their assumptions regarding the probability and extent of federal support for certain bank holding companies, including the Parent, in light of recent regulatory developments related to the Title II Orderly Liquidation Authority of the Dodd-Frank Act that could make federal support less certain and predictable. Moody’s expects to complete their review by year-end; S&P has not provided a timeframe for their review. Generally, rating agencies review a firm’s ratings at least annually. There were no changes to our credit ratings in second quarter 2013. See the “Risk Management – Asset/Liability Management” and “Risk Factors” sections in our 2012 Form 10-K for additional information regarding our credit ratings as of December 31, 2012, and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 12 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.

On December 20, 2011, the FRB proposed enhanced liquidity risk management rules. On January 6, 2013, the Basel Committee on Bank Supervision (BCBS) endorsed a revised liquidity framework for banks. These rules have not yet been finalized and adopted by the FRB. The proposed rules would require modifications to our existing liquidity risk management processes. This includes increased frequency of liquidity reporting and stress testing, maintenance of a 30-day liquidity buffer comprised of highly-liquid assets and additional corporate governance requirements. We will continue to analyze the proposed rules and other regulatory proposals that may affect

50

liquidity risk management to determine the level of operational or compliance impact to Wells Fargo. For additional information see the “Capital Management” and “Regulatory Reform” sections in this Report and in our 2012 Form 10-K.

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In April 2012, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. During the first half of 2013, the Parent issued $7.1 billion of senior notes, of which $2.7 million were registered with the SEC. In addition, during the first half of 2013, the Parent issued $2.0 billion of registered subordinated notes. In July 2013, the Parent issued an additional $2.5 billion of registered senior notes.

The Parent’s proceeds from securities issued in the first half of 2013 were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise.

Table 44 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series L & M, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices or bearing interest at a fixed or floating rate.

Table 44: Medium-Term Note (MTN) Programs

			June 30, 2013
(in billions)	Date established		Debt issuance authority	Available for issuance

MTN program:
Series L & M (1)	May 2012		$25.0	16.9
Series K (1) (3)	April 2010		25.0	22.5
European (2) (4)	December 2009		25.0	18.4
Australian (2) (5)	June 2005	AUD	10.0	5.7

(1)	SEC registered.
(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
(3)	As amended in April 2012.
(4)	As amended in April 2012 and April 2013.
(5)	As amended in October 2005 and March 2010.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At June 30, 2013, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $100.4 billion in long-term debt issuance authority. In March 2012, Wells

Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. During the first half of 2013, Wells Fargo Bank, N.A. issued $5.6 billion of senior notes. At June 30, 2013, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50 billion in short-term senior notes and $39.9 billion in long-term senior or subordinated notes. In July 2013, Wells Fargo Bank, N.A. issued $2.6 billion of senior notes. In addition, since June 30, 2013, Wells Fargo Bank N.A. has executed advances of $1.0 billion with the Federal Home Loan Bank of Des Moines.

Wells Fargo Canada Corporation In January 2012, Wells Fargo Canada Corporation (WFCC, formerly known as Wells Fargo Financial Canada Corporation), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to CAD $7.0 billion in medium-term notes. During the first half of 2013, WFCC issued CAD $500 million in medium-term notes. At June 30, 2013, CAD $3.5 billion remained available for future issuance. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

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

Capital Management

We have an active program for managing stockholders’ equity and regulatory capital, and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We generate capital primarily through the retention of earnings net of dividends. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of stockholders’ equity include retained earnings and issuances of common and preferred stock. Retained earnings increased $7.2 billion from December 31, 2012, predominantly from Wells Fargo net income of $10.7 billion, less common and preferred stock dividends of $3.4 billion. During second quarter 2013, we issued approximately 40 million shares of common stock (approximately 79 million for the first half of 2013), substantially all of which related to employee benefit plans. In July 2013, we issued 69 million Depository Shares, each representing 1/1,000th interest in a share of the Company’s newly issued 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q, for an aggregate public offering price of $1.7 billion. During second quarter 2013, we also repurchased approximately 27 million shares of common stock in open market transactions and from employee benefit plans, at a net cost of $1.1 billion. In addition, the Company entered into forward purchase contracts in April 2013 and July 2013 and paid $500 million for each contract to an unrelated third party. Both of these contracts expire in third quarter 2013; however, the counterparty has the right to accelerate settlement. For additional information about our forward repurchase agreements see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Table 45 and Table 46, which appear at the end of this Capital Management section, provide information regarding our Tier 1 common equity calculations under Basel I and as estimated under Basel III, respectively.

Regulatory Capital Guidelines

The Company and each of our subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At June 30, 2013, the Company and each of our subsidiary banks were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

Current regulatory RBC rules are based primarily on broad credit-risk considerations and market-related risks, but do not take into account other types of risk facing a financial services company. Our capital adequacy assessment process contemplates a wide range of risks that the Company is exposed to and also takes into consideration our performance under a variety of stressed economic conditions, as well as regulatory expectations and guidance, rating agency viewpoints and the view of capital markets participants.

Effective January 1, 2013, the Company implemented changes to the market risk capital rule, commonly referred to as Basel 2.5, as required by U.S. banking regulators. Basel 2.5 requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The market risk capital rule is reflected in the Company’s calculation of risk-weighted assets and, upon initial adoption in first quarter 2013, negatively impacted capital ratios under Basel I by approximately 25 basis points, but did not impact our ratio under Basel III, as its impact has historically been included in our calculations. For additional information see the “Risk Management – Asset/Liability Management” section in this Report.

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

In July 2013, U.S. banking regulators approved final and interim final rules to implement the BCBS Basel III capital guidelines for U.S. banks. These final capital rules, among other things:

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

•

require a Tier 1 capital to average total consolidated assets ratio of 4% and introduce, for large and internationally active bank holding companies (BHCs), a Tier 1 supplemental leverage ratio of 3% that incorporates off-balance sheet exposures;

•	revise “Basel I” rules for calculating risk-weighted assets to enhance risk sensitivity;

•	modify the existing Basel II advanced approaches rules for calculating risk-weighted assets to implement Basel III; and

•	comply with the Dodd-Frank Act provision prohibiting the reliance on external credit ratings.

We will be required to comply with the final Basel III capital rules beginning January 2014. Based on our interpretation of the final capital rules, we estimate that our Tier 1 common equity ratio under the final Basel III capital rules exceeded the fully phased-in minimum of 7.0% by 162 basis points at June 30, 2013. Because the rules were only recently finalized, the interpretations and assumptions we use in estimating our calculations are subject to change depending on our ongoing review of the final capital rules.

The final Basel III capital rules did not address the proposed Basel III liquidity standards and also did not address additional capital and leverage requirements that are currently under consideration by the BCBS and U.S. banking regulators. For example, in July 2013, U.S. banking regulators introduced proposals that would enhance the recently finalized supplemental leverage ratio requirements for large BHCs like Wells Fargo and their insured depository institution subsidiaries. Under the proposals, a covered BHC would be required to maintain a supplemental leverage ratio of at least 5% to avoid restrictions on capital distributions and discretionary bonus payments. The proposals would also require that all of our insured depository institution subsidiaries maintain a supplemental leverage ratio of 6% in order to be considered well capitalized. Based on our initial review, we believe our current leverage levels would meet the applicable proposed requirements at the holding company and each of its insured depository institution subsidiaries. U.S. banking regulators, however, have indicated they may make further changes to the U.S. supplemental leverage ratio requirements based on revisions to the Basel III leverage framework recently proposed by the BCBS.

The FRB has also indicated that it is in the process of considering new rules to address the amount of equity and long-term debt a company must hold to facilitate its orderly liquidation and to address risks related to banking organizations that are substantially reliant on short-term wholesale funding. In addition, the FRB is developing rules to implement an additional BCBS Tier 1 common equity capital surcharge on those U.S. banking organizations that have been designated by the Financial Stability Board (FSB) as global systemically important banks (G-SIBs). The G-SIB surcharge would be in addition to the minimum Basel III 7.0% Tier 1 common equity requirement and ranges from 1.0% to 3.5% of risk-weighted assets, depending on the bank’s systemic importance, which would be determined under an indicator-based approach that considers five broad categories: cross-jurisdictional activity; size; inter-connectedness; substitutability/financial institution infrastructure; and complexity. The G-SIB surcharge is expected to be phased in beginning in January 2016 and become fully effective on January 1, 2019. The FSB, in an updated listing published in November 2012 based on year-end 2011 data, identified the Company as one of the 28 G-SIBs and provisionally determined that the Company’s surcharge would be 1.0%. The FSB is expected to update the list of G-SIBs and their required surcharges prior to implementation based on additional or future data.

Capital Planning and Stress Testing

Under the FRB’s capital plan rule, large BHCs are required to submit capital plans annually for review to determine if the FRB had any objections before making any capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions.

Our 2013 CCAR included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB used to conduct a CCAR in 2012. As part of the 2013 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB reviewed the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB published its supervisory stress test results as required under the Dodd-Frank Act on March 7, 2013. On March 14, 2013, the FRB notified us that it did not object to our capital plan included in the 2013 CCAR. The capital plan included an increase in our second quarter 2013 common stock dividend rate to $0.30 per share, which was approved by the Board on April 23, 2013.

In addition to CCAR, banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. In October 2012, the FRB issued final rules regarding stress testing requirements as required under the Dodd-Frank Act provision imposing enhanced prudential standards on large BHCs such as Wells Fargo. The OCC issued and finalized similar rules during 2012 for stress testing of large national banks. These stress testing rules, which became effective for Wells Fargo on November 15, 2012, set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. As required under the FRB’s stress testing rule, we completed a mid-cycle stress test based on March 31, 2013 data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB in July 2013 and expect to disclose a summary of the results in September 2013.

Securities Repurchases

From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Additionally, we may enter into plans to purchase stock that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934. Various factors determine the amount

Capital Management (continued)

and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our capital plan and to changes in our risk profile.

In October 2012, the Board authorized the repurchase of 200 million shares. At June 30, 2013, we had remaining authority under this authorization to purchase approximately 154 million shares, subject to regulatory and legal conditions. For more information about share repurchases during 2013, see Part II, Item 2 of this Report.

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

In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. We have purchased an additional 986,426 warrants, all on the open market, since the U.S. Treasury auction. At June 30, 2013, there were 39,109,299 warrants outstanding and exercisable and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Table 45: Tier 1 Common Equity Under Basel I (1)

			June 30,	Dec. 31,
(in billions)			2013	2012

Total equity			$163.8	158.9
Noncontrolling interests			(1.4)	(1.3)

Total Wells Fargo stockholders’ equity			162.4	157.6

Adjustments:
Preferred equity			(12.6)	(12.0)
Goodwill and intangible assets (other than MSRs)			(32.2)	(32.9)
Applicable deferred taxes			3.0	3.2
MSRs over specified limitations			(0.8)	(0.7)
Cumulative other comprehensive income			(1.8)	(5.6)
Other			(0.5)	(0.6)

Tier 1 common equity	(A	)	$117.5	109.0

Total risk-weighted assets (2)	(B	)	$1,097.4	1,077.1

Tier 1 common equity to total risk-weighted assets (2)	(A	)/(B)	10.71%	10.12

(1)	Tier 1 common equity is a non-generally accepted accounting principle (GAAP) financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

Table 46: Tier 1 Common Equity Under Basel III (Estimated) (1) (2)

(in billions)		June 30, 2013

Tier 1 common equity under Basel I		$117.5

Adjustments from Basel I to Basel III (3) (5):
Cumulative other comprehensive income related to AFS securities and defined benefit pension plans		1.6
Other		1.0

Total adjustments from Basel I to Basel III		2.6
Threshold deductions, as defined under Basel III (4) (5)		-

Tier 1 common equity anticipated under Basel III	(C)	$120.1

Total risk-weighted assets anticipated under Basel III (6)	(D)	$1,393.4

Tier 1 common equity to total risk-weighted assets anticipated under Basel III	(C)/(D)	8.62%

(1)	Tier 1 common equity is a non-generally accepted accounting principle (GAAP) financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.
(2)	The Basel III Tier 1 common equity and risk-weighted assets are estimated based on management’s interpretation of the Basel III capital rules adopted July 2, 2013, by the Federal Reserve Board. The rules establish a new comprehensive capital framework for U.S. banking organizations that implement the Basel III capital framework and certain provisions of the Dodd-Frank Act.
(3)	Adjustments from Basel I to Basel III represent reconciling adjustments, primarily certain components of cumulative other comprehensive income deducted for Basel I purposes, to derive Tier 1 common equity under Basel III.
(4)	Threshold deductions, as defined under Basel III, include individual and aggregate limitations, as a percentage of Tier 1 common equity, with respect to MSRs (net of related deferred tax liability, which approximates the MSR book value times the applicable statutory tax rates), deferred tax assets and investments in unconsolidated financial companies.
(5)	Volatility in interest rates can have a significant impact on the valuation of cumulative other comprehensive income and MSRs and therefore, may impact adjustments from Basel I to Basel III, and MSRs subject to threshold deductions, as defined under Basel III, in future reporting periods.
(6)	The estimate of RWA reflects management’s interpretation of RWA determined under Basel III capital rules adopted by the Federal Reserve Board that incorporates different classifications of assets, with certain risk weights based on a borrower’s credit rating or Wells Fargo’s own models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements.

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

The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Reform” and “Risk Factors” sections of our 2012 Form 10-K.

REGULATION OF SWAPS AND OTHER DERIVATIVE ACTIVITIES The Dodd-Frank Act established a comprehensive framework for regulating over-the-counter derivatives. Included in this framework were certain “push-out” provisions affecting U.S. banks acting as dealers in commodity swaps, equity swaps and certain credit default swaps, which will require that these activities be conducted through an affiliate. The “push-out” provisions in the Dodd-Frank Act provided for an effective date in July 2013, but the provisions granted the OCC the discretion to provide a transition period of up to two years for banks to come into compliance with the requirements. On January 3, 2013, the OCC issued guidance that it would consider transition period requests and favorably act on such requests subject to the requesting bank meeting specified requirements. Wells Fargo Bank, N.A. prepared and filed a transition period request with the OCC on January 31, 2013. On June 11, 2013, the OCC granted the request and provided a twenty-four month transition period beginning on July 16, 2013.

ENHANCED REGULATION OF MONEY MARKET MUTUAL FUNDS In November 2012, the Financial Stability Oversight Council (FSOC) proposed new regulations to address the perceived risks that money market mutual funds may pose to the financial stability of the United States. These proposals included implementation of floating net asset value requirements, redemption holdback provisions, and capital buffer requirements and would be in addition to regulatory changes made by the SEC to the market in January 2010. The proposals were subject to public comment; however, the FSOC has not yet adopted final recommendations. In addition to the proposals under consideration by the FSOC, the SEC proposed rules for public comment on June 5, 2013, that would require a floating net asset value for prime institutional money market funds, allow for the use of liquidity fees and redemption gates during periods of stress, and impose diversification and disclosure requirements.

REGULATORY CAPITAL AND LEVERAGE REQUIREMENTS In July 2013, U.S. banking regulators issued final and interim final rules that substantially amend the risk-based capital rules for banking organizations. The rules implement the Basel III regulatory capital reforms in the U.S., comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Wells Fargo will be required to comply with the rules beginning January 1, 2014. U.S. banking regulators are also considering proposals that would impose enhanced supplemental leverage ratio requirements on large bank holding companies like Wells Fargo and our insured depository institution subsidiaries. For more information on the revised capital rules, the proposed leverage requirements and additional capital requirements under consideration by the FRB, see the “Capital Management” section of this Report.

“LIVING WILL” REQUIREMENTS On June 29, 2013, Wells Fargo submitted its resolution plan to the FRB and FDIC. Resolution planning is mandated by the Dodd-Frank Act and requires large financial institutions, including Wells Fargo, to prepare and periodically revise plans that would facilitate their resolution in the event of material distress or failure. Resolution plans are to provide for a rapid and orderly resolution under the Bankruptcy Code and other insolvency regimes applicable to particular types of entities. Under the regulations, resolution plans must contain strategic analyses of how a distressed or failing institution could be resolved in a way that does not pose systemic risks to the U.S. financial system.

REGULATION OF INTERCHANGE TRANSACTION FEES (THE DURBIN AMENDMENT) On October 1, 2011, the FRB rule enacted to implement the Durbin Amendment to the Dodd-Frank Act that limits debit card interchange transaction fees to those “reasonable” and “proportional” to the cost of the transaction became effective. The rule generally established that the maximum allowable interchange fee that an issuer may receive or charge for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. On July 31, 2013, the U.S. District Court for the District of Columbia ruled that the approach used by the FRB in setting the maximum allowable interchange transaction fee impermissibly included costs that were specifically excluded from consideration under the Durbin Amendment. The decision, which may be appealed, keeps in place the current interchange transaction fee standards until the FRB drafts new regulations or interim standards. If the ruling results in the FRB implementing a lower maximum allowable interchange transaction fee, it will have an adverse impact on our debit interchange fee revenue.

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

Current Accounting Developments

The following accounting pronouncements have been issued by the FASB but are not yet effective:

•

Accounting Standards Update (ASU or Update) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists;

•	ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes; and

•	ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.

ASU 2013-11 is expected to eliminate diversity in practice as it provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. These changes are effective for us in first quarter 2014 with prospective application applied to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. We are evaluating the impact this Update will have on our consolidated financial statements.

ASU 2013-10 permits the Fed Funds Effective Swap Rate (Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to LIBOR and U.S. Treasury. The Update also removes the restriction on using different benchmark rates for similar hedges. These changes are effective for us in third quarter 2013 with prospective application for qualifying new or redesignated hedging relationships we enter into on or after July 17, 2013. We do not expect this Update will have a material effect on our consolidated financial statements.

ASU 2013-08 amends the scope, measurement and disclosure requirements for investment companies. The Update changes criteria companies use to assess whether an entity is an investment company. In addition, investment companies must measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. This Update also requires new disclosures, including information about changes, if any, in an entity’s status as an investment company and information about financial support provided or contractually required to be provided by an investment company to any of its investees. These changes are effective for us in first quarter 2014 with prospective application. Early adoption is not permitted. We are evaluating the impact this Update will have on our consolidated financial statements.

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in our other documents filed or furnished with the SEC, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Forward-looking statements are not based on historical facts but instead represent our current expectations regarding future events, circumstances or results. In particular, these include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company, including our outlook for future growth; (ii) our noninterest expense and efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses and allowance releases; (iv) the appropriateness of the allowance for credit losses; (v) our expectations regarding net interest income and net interest margin; (vi) loan growth or the reduction or mitigation of risk in our loan portfolios; (vii) future capital levels and our estimated Tier 1 common equity ratio under Basel III capital standards; (viii) the performance of our mortgage business and any related exposures; (ix) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (x) future common stock dividends, common share repurchases and other uses of capital; (xi) our targeted range for return on assets and return on equity; (xii) the outcome of contingencies, such as legal proceedings; and (xiii) the Company’s plans, objectives and strategies.

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

•

our capital and liquidity requirements (including under regulatory capital standards, such as the Basel III capital standards) and our ability to generate capital internally or raise capital on favorable terms;

•

financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and other legislation and regulation relating to bank products and services;

•	the extent of our success in our loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications;

•

the amount of mortgage loan repurchase demands that we receive and our ability to satisfy any such demands without having to repurchase loans related thereto or otherwise indemnify or reimburse third parties, and the credit quality of or losses on such repurchased mortgage loans;

•

negative effects relating to our mortgage servicing and foreclosure practices, including our obligations under the settlement with the Department of Justice and other federal and state government entities, as well as changes in industry standards or practices, regulatory or judicial requirements, penalties or fines, increased servicing and other costs or obligations, including loan modification requirements, or delays or moratoriums on foreclosures;

•

our ability to realize our efficiency ratio target as part of our expense management initiatives, including as a result of business and economic cyclicality, seasonality, changes in our business composition and operating environment, growth in our businesses and/or acquisitions, and unexpected expenses relating to, among other things, litigation and regulatory matters;

•

the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;

•

a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, reduced investor demand for mortgage loans, a reduction in the availability of funding or increased funding costs, and declines in asset values and/or recognition of other-than-temporary impairment on securities held in our available-for-sale portfolio;

•	the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences from regulatory violations and legal actions;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber attacks;

•	the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;

•	fiscal and monetary policies of the Federal Reserve Board; and
•	the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements (including under Basel capital standards), common stock issuance requirements, applicable law and regulations (including federal securities laws and federal banking regulations), and other factors deemed relevant by the Company’s Board of Directors, and may be subject to regulatory approval or conditions.

For more information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.

Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Controls and Procedures

Disclosure Controls and Procedures

The Company’s management evaluated the effectiveness, as of June 30, 2013, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2013	2012	2013	2012

Interest income
Trading assets	$340	343	667	720
Securities available for sale	2,034	2,147	3,959	4,235
Mortgages held for sale	378	477	749	936
Loans held for sale	4	12	7	21
Loans	8,902	9,242	17,763	18,439
Other interest income	169	133	332	258

Total interest income	11,827	12,354	23,477	24,609

Interest expense
Deposits	353	443	722	900
Short-term borrowings	17	20	37	36
Long-term debt	632	789	1,329	1,619
Other interest expense	75	65	140	129

Total interest expense	1,077	1,317	2,228	2,684

Net interest income	10,750	11,037	21,249	21,925
Provision for credit losses	652	1,800	1,871	3,795

Net interest income after provision for credit losses	10,098	9,237	19,378	18,130

Noninterest income
Service charges on deposit accounts	1,248	1,139	2,462	2,223
Trust and investment fees	3,494	2,898	6,696	5,737
Card fees	813	704	1,551	1,358
Other fees	1,089	1,134	2,123	2,229
Mortgage banking	2,802	2,893	5,596	5,763
Insurance	485	522	948	1,041
Net gains from trading activities	331	263	901	903
Net losses on debt securities available for sale (1)	(54)	(61)	(9)	(68)
Net gains from equity investments (2)	203	242	316	606
Lease income	225	120	355	179
Other	(8)	398	449	1,029

Total noninterest income	10,628	10,252	21,388	21,000

Noninterest expense
Salaries	3,768	3,705	7,431	7,306
Commission and incentive compensation	2,626	2,354	5,203	4,771
Employee benefits	1,118	1,049	2,701	2,657
Equipment	418	459	946	1,016
Net occupancy	716	698	1,435	1,402
Core deposit and other intangibles	377	418	754	837
FDIC and other deposit assessments	259	333	551	690
Other	2,973	3,381	5,634	6,711

Total noninterest expense	12,255	12,397	24,655	25,390

Income before income tax expense	8,471	7,092	16,111	13,740
Income tax expense	2,863	2,371	5,283	4,699

Net income before noncontrolling interests	5,608	4,721	10,828	9,041
Less: Net income from noncontrolling interests	89	99	138	171

Wells Fargo net income	$5,519	4,622	10,690	8,870

Less: Preferred stock dividends and other	247	219	487	445

Wells Fargo net income applicable to common stock	$5,272	4,403	10,203	8,425

Per share information
Earnings per common share	$1.00	0.83	1.93	1.59
Diluted earnings per common share	0.98	0.82	1.90	1.57
Dividends declared per common share	0.30	0.22	0.55	0.44
Average common shares outstanding	5,304.7	5,306.9	5,291.9	5,294.9
Diluted average common shares outstanding	5,384.6	5,369.9	5,369.9	5,354.3

(1)	Total other-than-temporary impairment (OTTI) losses were $64 million and $47 million for second quarter 2013 and 2012, respectively. Of total OTTI, losses of $71 million and $77 million were recognized in earnings, and gains of $(7) million and $(30) million were recognized as non-credit-related OTTI in other comprehensive income for second quarter 2013 and 2012, respectively. Total other-than-temporary impairment (OTTI) losses were $49 million and $82 million for the first half of 2013 and 2012, respectively. Of total OTTI, losses of $105 million and $127 million were recognized in earnings, and gains of $(56) million and $(45) million were recognized as non-credit-related OTTI in other comprehensive income for the first half of 2013 and 2012, respectively.
(2)	Includes OTTI losses of $40 million and $43 million for second quarter 2013 and 2012, respectively, and $84 million and $58 million for the first half of 2013 and 2012, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Comprehensive Income (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Wells Fargo net income	$5,519	4,622	10,690	8,870

Other comprehensive income, before tax:
Foreign currency translation adjustments:
Net unrealized losses arising during the period	(21)	(56)	(39)	(46)
Reclassification of net gains to net income	(15)	(10)	(15)	(10)
Securities available for sale:
Net unrealized gains (losses) arising during the period	(6,130)	831	(6,764)	2,705
Reclassification of net losses (gains) to net income	30	(23)	(83)	(249)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(10)	(3)	(3)	39
Reclassification of net gains on cash flow hedges to net income	(69)	(99)	(156)	(206)
Defined benefit plans adjustments:
Net actuarial gains (losses) arising during the period	772	(12)	778	(17)
Amortization of net actuarial loss, settlements and other costs to net income	113	40	162	76

Other comprehensive income (loss), before tax	(5,330)	668	(6,120)	2,292
Income tax (expense) benefit related to other comprehensive income	1,979	(255)	2,267	(866)

Other comprehensive income (loss), net of tax	(3,351)	413	(3,853)	1,426
Less: Other comprehensive income (loss) from noncontrolling interests	(3)	-	-	4

Wells Fargo other comprehensive income (loss), net of tax	(3,348)	413	(3,853)	1,422

Wells Fargo comprehensive income	2,171	5,035	6,837	10,292
Comprehensive income from noncontrolling interests	86	99	138	175

Total comprehensive income	$2,257	5,134	6,975	10,467

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	June 30,	Dec. 31,
(in millions, except shares)	2013	2012

Assets
Cash and due from banks	$17,939	21,860
Federal funds sold, securities purchased under resale agreements and other short-term investments	148,665	137,313
Trading assets	58,619	57,482
Securities available for sale	249,439	235,199
Mortgages held for sale (includes $35,402 and $42,305 carried at fair value)	38,785	47,149
Loans held for sale (includes $2 and $6 carried at fair value)	190	110

Loans (includes $6,088 and $6,206 carried at fair value)	801,974	799,574
Allowance for loan losses	(16,144)	(17,060)

Net loans	785,830	782,514

Mortgage servicing rights:
Measured at fair value	14,185	11,538
Amortized	1,176	1,160
Premises and equipment, net	9,190	9,428
Goodwill	25,637	25,637
Other assets (includes $595 and $0 carried at fair value)	90,908	93,578

Total assets (1)	$1,440,563	1,422,968

Liabilities
Noninterest-bearing deposits	$277,648	288,207
Interest-bearing deposits	743,937	714,628

Total deposits	1,021,585	1,002,835
Short-term borrowings	56,983	57,175
Accrued expenses and other liabilities	74,843	76,668
Long-term debt (includes $0 and $1 carried at fair value)	123,375	127,379

Total liabilities (2)	1,276,786	1,264,057

Equity
Wells Fargo stockholders’ equity:
Preferred stock	13,988	12,883
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares and 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	59,945	59,802
Retained earnings	84,923	77,679
Cumulative other comprehensive income	1,797	5,650
Treasury stock – 179,654,752 shares and 215,497,298 shares	(5,858)	(6,610)
Unearned ESOP shares	(1,510)	(986)

Total Wells Fargo stockholders’ equity	162,421	157,554
Noncontrolling interests	1,356	1,357

Total equity	163,777	158,911

Total liabilities and equity	$1,440,563	1,422,968

(1)	Our consolidated assets at June 30, 2013 and December 31, 2012, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $169 million and $260 million; Trading assets, $152 million and $114 million; Securities available for sale, $1.4 billion and $2.8 billion; Mortgages held for sale, $143 million and $469 million; Net loans, $8.5 billion and $10.6 billion; Other assets, $369 million and 457 million, and Total assets, $10.7 billion and $14.6 billion, respectively.
(2)	Our consolidated liabilities at June 30, 2013 and December 31, 2012, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $14 million and $0 million; Accrued expenses and other liabilities, $113 million and $134 million; Long-term debt, $2.7 billion and $3.5 billion; and Total liabilities, $2.8 billion and $3.6 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2011	10,450,690	$11,431	5,262,611,636	$8,931
Cumulative effect of fair value election for certain residential mortgage servicing rights
Balance January 1, 2012	10,450,690	$11,431	5,262,611,636	$8,931
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			54,218,564	90
Common stock repurchased			(60,981,696)
Preferred stock issued to ESOP	940,000	940
Preferred stock released by ESOP
Preferred stock converted to common shares	(677,459)	(677)	19,884,113	33
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	262,541	263	13,120,981	123
Balance June 30, 2012	10,713,231	$11,694	5,275,732,617	$9,054

Balance January 1, 2013	10,558,865	$12,883	5,266,314,176	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			60,150,600
Common stock repurchased (1)			(43,293,905)
Preferred stock issued to ESOP	1,200,000	1,200
Preferred stock released by ESOP
Preferred stock converted to common shares	(719,590)	(720)	18,985,851
Preferred stock issued	25,000	625
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	505,410	1,105	35,842,546	-
Balance June 30, 2013	11,064,275	$13,988	5,302,156,722	$9,136

(1)	For the six months ended June 30, 2013, includes $500 million related to a private forward repurchase transaction entered into in April 2013 that is expected to settle in third quarter 2013 for an estimated 13 million shares of common stock. See Note 1 for additional information.

The accompanying notes are an integral part of these statements.

Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
55,957	64,385	3,207	(2,744)	(926)	140,241	1,446	141,687
	2				2		2
55,957	64,387	3,207	(2,744)	(926)	140,243	1,446	141,689
	8,870				8,870	171	9,041
		1,422			1,422	4	1,426
(6)					(6)	(254)	(260)
1,221					1,311		1,311
(200)			(1,901)		(2,101)		(2,101)
88				(1,028)	-		-
(61)				738	677		677
644					-		-
26	(2,362)				(2,336)		(2,336)
	(439)				(439)		(439)
130					130		130
362					362		362
(70)			7		(63)		(63)
2,134	6,069	1,422	(1,894)	(290)	7,827	(79)	7,748

58,091	70,456	4,629	(4,638)	(1,216)	148,070	1,367	149,437

59,802	77,679	5,650	(6,610)	(986)	157,554	1,357	158,911

	10,690				10,690	138	10,828
		(3,853)			(3,853)	-	(3,853)
(1)					(1)	(139)	(140)
14	(10)		1,795		1,799		1,799
(300)			(1,636)		(1,936)		(1,936)
108				(1,308)	-		-
(64)				784	720		720
136			584		-		-
(15)					610		610
39	(2,950)				(2,911)		(2,911)
	(486)				(486)		(486)
156					156		156
462					462		462
(392)			9		(383)		(383)
143	7,244	(3,853)	752	(524)	4,867	(1)	4,866
59,945	84,923	1,797	(5,858)	(1,510)	162,421	1,356	163,777

Wells Fargo & Company and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
(in millions)	2013	2012
Cash flows from operating activities:
Net income before noncontrolling interests	$10,828	9,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,871	3,795
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	(2,269)	(1,196)
Depreciation and amortization	1,643	1,384
Other net losses (gains)	(6,404)	244
Stock-based compensation	1,139	1,039
Excess tax benefits related to stock incentive compensation	(158)	(125)
Originations of MHFS	(203,840)	(247,940)
Proceeds from sales of and principal collected on mortgages originated for sale	191,426	203,482
Originations of LHFS	-	(10)
Proceeds from sales of and principal collected on LHFS	242	5,786
Purchases of LHFS	(187)	(2,578)
Net change in:
Trading assets	27,924	64,952
Deferred income taxes	2,170	568
Accrued interest receivable	(186)	40
Accrued interest payable	198	74
Other assets, net	(1,156)	1,858
Other accrued expenses and liabilities, net	(1,126)	(5,033)
Net cash provided by operating activities	22,115	35,381
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(13,047)	(30,268)
Securities available for sale:
Sales proceeds	2,166	8,283
Prepayments and maturities	27,721	30,599
Purchases	(52,238)	(38,653)
Nonmarketable equity investments:
Sales proceeds	1,133	863
Purchases	(998)	(958)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(13,922)	(14,426)
Proceeds from sales (including participations) of loans originated for investment	4,692	3,612
Purchases (including participations) of loans	(3,729)	(7,584)
Principal collected on nonbank entities’ loans	12,012	12,088
Loans originated by nonbank entities	(10,410)	(11,016)
Net cash paid for acquisitions	-	(4,075)
Proceeds from sales of foreclosed assets	4,005	4,987
Changes in MSRs from purchases and sales	530	201
Other, net	1,109	(1,372)
Net cash used by investing activities	(40,976)	(47,719)
Cash flows from financing activities:
Net change in:
Deposits	18,750	8,860
Short-term borrowings	(203)	6,547
Long-term debt:
Proceeds from issuance	15,712	17,133
Repayment	(16,076)	(19,121)
Preferred stock:
Proceeds from issuance	610	-
Cash dividends paid	(486)	(439)
Common stock:
Proceeds from issuance	1,337	1,311
Repurchased	(1,838)	(2,101)
Cash dividends paid	(2,850)	(2,336)
Excess tax benefits related to stock incentive compensation	158	125
Net change in noncontrolling interests	(174)	(270)
Net cash provided by financing activities	14,940	9,709
Net change in cash and due from banks	(3,921)	(2,629)
Cash and due from banks at beginning of period	21,860	19,440
Cash and due from banks at end of period	$17,939	16,811
Supplemental cash flow disclosures:
Cash paid for interest	$2,030	2,610
Cash paid for income taxes	4,883	2,850

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). There were no material changes to these policies in the first half of 2013. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5), valuations of residential mortgage servicing rights (MSRs) (Notes 7 and 8) and financial instruments (Note 13), liability for mortgage loan repurchase losses (Note 8) and income taxes. Actual results could differ from those estimates.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2012 Form 10-K.

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

Private Share Repurchases

In April 2013 we entered into a private forward repurchase contract with an unrelated third party. We entered into this transaction to complement our open-market common stock repurchase strategies, to allow us to manage our share repurchases in a manner consistent with our capital plan submitted under the 2013 Comprehensive Capital Analysis and Review (CCAR), and to provide an economic benefit to the Company. In connection with this contract, we paid $500 million to the counterparty, which was recorded in permanent equity in the quarter paid and was not subject to re-measurement. The classification of the up-front payment as permanent equity assured that we would have appropriate repurchase timing consistent with our 2013 capital plan, which contemplated a fixed dollar amount available per quarter for

Note 1: Summary of Significant Accounting Policies (continued)

share repurchases pursuant to Federal Reserve Board (FRB) supervisory guidance. In return, the counterparty agreed to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. This contract expires in third quarter 2013; however, the counterparty has the right to accelerate settlement. There were no scenarios where the contract would not either physically settle in shares or allow us to choose the settlement method.

In July 2013 we entered into a similar private forward repurchase contract and paid $500 million to an unrelated third party. In return, the counterparty agreed to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. This contract expires in third quarter 2013; however, the counterparty has the right to accelerate settlement. The amount we paid to the counterparty meets accounting requirements to be treated as a permanent equity reduction.

SUPPLEMENTAL CASH FLOW INFORMATION  Noncash activities are presented below, including information on transfers affecting MHFS, LHFS, and MSRs.

	Six months ended June 30,
(in millions)	2013	2012

Transfers from loans to securities available for sale	$414	875
Trading assets retained from securitization of MHFS	29,074	51,557
Capitalization of MSRs from sale of MHFS	2,081	2,657
Transfers from MHFS to foreclosed assets	31	115
Transfers from loans to MHFS	4,855	2,858
Transfers from loans to LHFS	133	49
Transfers from loans to foreclosed assets (1)	3,072	4,639
Changes in consolidations (deconsolidations) of variable interest entities:
Loans	(306)	(515)
Long-term debt	(343)	(523)

(1)	Includes $2.2 billion and $3.2 billion in transfers of government insured/guaranteed loans for the six months ended June 30, 2013 and 2012, respectively.

SUBSEQUENT EVENTS  We have evaluated the effects of events that have occurred subsequent to period end June 30, 2013, and there have been no material events that would require recognition in our second quarter 2013 consolidated financial statements or disclosure in the Notes to the financial statements, other than a legal matter on August 5, 2013, discussed in Note 11.

Note 2: Business Combinations

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional contingent consideration related to acquisitions, which is considered to be a guarantee, see Note 10.

We did not complete any acquisitions in the first half 2013 and we had no pending business combinations as of June 30, 2013.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments

The following table provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. The majority of interest-earning deposits at June 30, 2013 and December 31, 2012, were held at the Federal Reserve.

	Jun. 30,	Dec. 31,
(in millions)	2013	2012

Federal funds sold and securities purchased under resale agreements	$29,702	33,884
Interest-earning deposits	118,039	102,408
Other short-term investments	924	1,021

Total	$148,665	137,313

We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $10.9 billion and $9.5 billion at June 30, 2013 and December 31, 2012, respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section of Note 10.

Note 4: Securities Available for Sale

The following table provides the amortized cost and fair value by major categories of securities available for sale carried at fair value. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative OCI. There were no securities classified as held to maturity as of the periods presented.

(in millions)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

June 30, 2013

Securities of U.S. Treasury and federal agencies	$6,624	20	(261)	6,383
Securities of U.S. states and political subdivisions	40,524	1,166	(800)	40,890
Mortgage-backed securities:
Federal agencies	110,522	2,231	(2,192)	110,561
Residential	12,704	1,478	(65)	14,117
Commercial	18,153	1,331	(178)	19,306

Total mortgage-backed securities	141,379	5,040	(2,435)	143,984

Corporate debt securities	20,176	987	(161)	21,002
Collateralized loan and other debt obligations (1)	16,647	632	(78)	17,201
Other (2)	16,808	458	(44)	17,222

Total debt securities	242,158	8,303	(3,779)	246,682

Marketable equity securities:
Perpetual preferred securities	1,850	342	(32)	2,160
Other marketable equity securities	360	253	(16)	597

Total marketable equity securities	2,210	595	(48)	2,757

Total	$244,368	8,898	(3,827)	249,439

December 31, 2012

Securities of U.S. Treasury and federal agencies	$7,099	47	-	7,146
Securities of U.S. states and political subdivisions	37,120	2,000	(444)	38,676
Mortgage-backed securities:
Federal agencies	92,855	4,434	(4)	97,285
Residential	14,178	1,802	(49)	15,931
Commercial	18,438	1,798	(268)	19,968

Total mortgage-backed securities	125,471	8,034	(321)	133,184

Corporate debt securities	20,120	1,282	(69)	21,333
Collateralized loan and other debt obligations (1)	12,726	557	(95)	13,188
Other (2)	18,410	553	(76)	18,887

Total debt securities	220,946	12,473	(1,005)	232,414
Marketable equity securities:
Perpetual preferred securities	1,935	281	(40)	2,176
Other marketable equity securities	402	216	(9)	609

Total marketable equity securities	2,337	497	(49)	2,785

Total	$223,283	12,970	(1,054)	235,199

(1)	Includes collateralized debt obligations with a cost basis and fair value of $551 million and $705 million, respectively, at June 30, 2013, and $556 million and $644 million, respectively, at December 31, 2012.
(2)	Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $4.8 billion and $4.9 billion, respectively, at June 30, 2013, and $5.9 billion each at December 31, 2012. Also included in the “Other” category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $611 million and $857 million, respectively, at June 30, 2013, and $695 million and $918 million, respectively, at December 31, 2012. The remaining balances primarily include asset-backed securities collateralized by credit cards.

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

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

June 30, 2013

Securities of U.S. Treasury and federal agencies	$(261)	5,883	-	-	(261)	5,883
Securities of U.S. states and political subdivisions	(431)	9,668	(369)	3,867	(800)	13,535
Mortgage-backed securities:
Federal agencies	(2,190)	52,866	(2)	712	(2,192)	53,578
Residential	(36)	2,229	(29)	277	(65)	2,506
Commercial	(40)	2,823	(138)	1,728	(178)	4,551

Total mortgage-backed securities	(2,266)	57,918	(169)	2,717	(2,435)	60,635
Corporate debt securities	(109)	3,196	(52)	214	(161)	3,410
Collateralized loan and other debt obligations	(28)	3,898	(50)	396	(78)	4,294
Other	(23)	3,465	(21)	1,119	(44)	4,584

Total debt securities	(3,118)	84,028	(661)	8,313	(3,779)	92,341
Marketable equity securities:
Perpetual preferred securities	(13)	191	(19)	419	(32)	610
Other marketable equity securities	(16)	90	-	-	(16)	90

Total marketable equity securities	(29)	281	(19)	419	(48)	700

Total	$(3,147)	84,309	(680)	8,732	(3,827)	93,041

December 31, 2012

Securities of U.S. Treasury and federal agencies	$-	-	-	-	-	-
Securities of U.S. states and political subdivisions	(55)	2,709	(389)	4,662	(444)	7,371
Mortgage-backed securities:
Federal agencies	(4)	2,247	-	-	(4)	2,247
Residential	(4)	261	(45)	1,564	(49)	1,825
Commercial	(6)	491	(262)	2,564	(268)	3,055

Total mortgage-backed securities	(14)	2,999	(307)	4,128	(321)	7,127

Corporate debt securities	(14)	1,217	(55)	305	(69)	1,522
Collateralized loan and other debt obligations	(2)	1,485	(93)	798	(95)	2,283
Other	(11)	2,153	(65)	1,010	(76)	3,163

Total debt securities	(96)	10,563	(909)	10,903	(1,005)	21,466

Marketable equity securities:
Perpetual preferred securities	(3)	116	(37)	538	(40)	654
Other marketable equity securities	(9)	48	-	-	(9)	48

Total marketable equity securities	(12)	164	(37)	538	(49)	702

Total	$(108)	10,727	(946)	11,441	(1,054)	22,168

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

For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 1 and Note 5 in our 2012 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first half of 2013.

The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $27 million and $2.9 billion, respectively, at June 30, 2013, and $19 million and $2.0 billion, respectively, at December 31, 2012. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

June 30, 2013

Securities of U.S. Treasury and federal agencies	$(261)	5,883	-	-
Securities of U.S. states and political subdivisions	(744)	12,866	(56)	669
Mortgage-backed securities:
Federal agencies	(2,192)	53,578	-	-
Residential	(6)	266	(59)	2,240
Commercial	(61)	3,732	(117)	819

Total mortgage-backed securities	(2,259)	57,576	(176)	3,059

Corporate debt securities	(98)	2,486	(63)	924
Collateralized loan and other debt obligations	(50)	4,068	(28)	226
Other	(39)	4,503	(5)	81

Total debt securities	(3,451)	87,382	(328)	4,959
Perpetual preferred securities	(32)	610	-	-

Total	$(3,483)	87,992	(328)	4,959

December 31, 2012

Securities of U.S. Treasury and federal agencies	$-	-	-	-
Securities of U.S. states and political subdivisions	(378)	6,839	(66)	532
Mortgage-backed securities:
Federal agencies	(4)	2,247	-	-
Residential	(3)	78	(46)	1,747
Commercial	(31)	2,110	(237)	945

Total mortgage-backed securities	(38)	4,435	(283)	2,692

Corporate debt securities	(19)	1,112	(50)	410
Collateralized loan and other debt obligations	(49)	2,065	(46)	218
Other	(49)	3,034	(27)	129

Total debt securities	(533)	17,485	(472)	3,981
Perpetual preferred securities	(40)	654	-	-

Total	$(573)	18,139	(472)	3,981

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

			Remaining contractual maturity
	Total	Weighted- average	Within one year		After one year through five years		After five years through ten years		After ten years

(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

June 30, 2013

Securities of U.S. Treasury and federal agencies	$6,383	1.66%	$91	0.38%	$561	1.48%	$5,731	1.70%	$-	-%
Securities of U.S. states and political subdivisions	40,890	5.15	2,580	2.00	10,633	2.16	3,160	5.51	24,517	6.73
Mortgage-backed securities:
Federal agencies	110,561	3.50	-	-	104	5.42	923	3.57	109,534	3.49
Residential	14,117	4.29	-	-	-	-	480	1.94	13,637	4.38
Commercial	19,306	5.34	-	-	84	3.80	100	2.81	19,122	5.36

Total mortgage-backed securities	143,984	3.82	-	-	188	4.70	1,503	3.00	142,293	3.83

Corporate debt securities	21,002	4.21	2,252	3.87	11,249	3.15	6,211	5.93	1,290	5.77
Collateralized loan and other debt obligations	17,201	1.49	59	0.77	902	0.66	7,353	1.08	8,887	1.91
Other	17,222	1.77	1,710	1.56	7,480	1.79	2,983	1.71	5,049	1.85

Total debt securities at fair value	$246,682	3.71%	$6,692	2.49%	$31,013	2.39%	$26,941	3.03%	$182,036	4.09%

December 31, 2012

Securities of U.S. Treasury and federal agencies	$7,146	1.59%	$376	0.43%	$661	1.24%	$6,109	1.70%	$-	-%
Securities of U.S. states and political subdivisions	38,676	5.29	1,861	2.61	11,620	2.18	3,380	5.51	21,815	7.15
Mortgage-backed securities:
Federal agencies	97,285	3.82	1	5.40	106	4.87	1,144	3.41	96,034	3.83
Residential	15,931	4.38	-	-	-	-	569	2.06	15,362	4.47
Commercial	19,968	5.33	-	-	78	3.69	101	2.84	19,789	5.35

Total mortgage-backed securities	133,184	4.12	1	5.40	184	4.37	1,814	2.95	131,185	4.13

Corporate debt securities	21,333	4.26	1,037	4.29	12,792	3.19	6,099	6.14	1,405	5.88
Collateralized loan and other debt obligations	13,188	1.35	44	0.96	1,246	0.71	7,376	1.01	4,522	2.08
Other	18,887	1.85	1,715	1.14	9,589	1.75	3,274	2.11	4,309	2.14

Total debt securities at fair value	$232,414	3.91%	$5,034	2.28%	$36,092	2.37%	$28,052	3.07%	$163,236	4.44%

Note 4: Securities Available for Sale (continued)

Realized Gains and Losses

The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the securities available-for-sale portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 – Other Assets).

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Gross realized gains	$54	136	210	417
Gross realized losses	(8)	(32)	(13)	(36)
OTTI write-downs	(76)	(82)	(114)	(133)
Net realized gains (losses) from securities available for sale	(30)	22	83	248
Net realized gains from private equity investments	179	159	224	290
Net realized gains from debt securities and equity investments	$149	181	307	538

Other-Than-Temporary Impairment

The following table shows the detail of total OTTI write-downs included in earnings for debt securities, marketable securities and nonmarketable equity investments.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$-	9	-	9
Mortgage-backed securities:
Federal agencies	1	-	1	-
Residential	22	34	37	48
Commercial	26	3	41	33
Corporate debt securities	-	3	2	4
Collateralized loan and other debt obligations	-	1	-	1
Other debt securities	22	27	24	32

Total debt securities	71	77	105	127

Equity securities:
Marketable equity securities:
Perpetual preferred securities	-	5	-	6
Other marketable equity securities	5	-	9	-

Total marketable equity securities	5	5	9	6

Total securities available for sale	76	82	114	133

Nonmarketable equity investments	35	38	75	52

Total OTTI write-downs included in earnings	$111	120	189	185

Other-Than-Temporarily Impaired Debt Securities

The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the related changes in OCI for the same securities.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$33	74	56	124
Intent-to-sell OTTI	38	3	49	3

Total recorded as part of gross realized losses	71	77	105	127

Changes to OCI for increase (decrease) in non-credit related OTTI (1):
U.S. states and political subdivisions	-	(7)	-	(7)
Residential mortgage-backed securities	(7)	(54)	(16)	(63)
Commercial mortgage-backed securities	-	-	(41)	(6)
Corporate debt securities	-	-	-	(1)
Collateralized loan and other debt obligations	-	1	(1)	1
Other debt securities	-	30	2	31

Total changes to OCI for non-credit-related OTTI	(7)	(30)	(56)	(45)

Total OTTI losses recorded on debt securities	$64	47	49	82

(1)	Represents amounts recorded to OCI on debt securities in periods where credit-related OTTI write-downs have occurred. Increases represent initial or subsequent non-credit-related OTTI on debt securities. Decreases represent partial to full reversal of impairment due to recoveries in the fair value of securities due to factors other than credit.

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

Changes in the credit loss component of credit-impaired debt securities that were recognized in earnings and related to securities that we do not intend to sell were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Credit loss component, beginning of period	$1,252	1,302	1,289	1,272
Additions:
Initial credit impairments	4	31	5	36
Subsequent credit impairments	29	43	51	88

Total additions	33	74	56	124

Reductions:
For securities sold or matured	(59)	(58)	(111)	(70)
For recoveries of previous credit impairments (1)	(8)	(4)	(16)	(12)

Total reductions	(67)	(62)	(127)	(82)

Credit loss component, end of period	$1,218	1,314	1,218	1,314

(1)	Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

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

	Quarter ended June 30,		Six months ended June 30,

($ in millions)	2013	2012	2013	2012

Credit impairment losses on residential MBS
Non-investment grade	$22	34	37	48

Significant inputs (non-agency – non-investment grade MBS)
Expected remaining life of loan loss rate (1):
Range (2)	1-20%	1-37	1-20	1-44
Credit impairment loss rate distribution (3):
0 - 10% range	98	68	96	62
10 - 20% range	1	18	3	16
20 - 30% range	1	11	1	8
Greater than 30%	-	3	-	14
Weighted average loss rate (4)	6	9	6	9
Current subordination levels (5):
Range (2)	0-5	0-22	0-41	0-57
Weighted average (4)	1	3	-	2
Prepayment speed (annual CPR (6)):
Range (2)	6-20	5-24	4-20	5-29
Weighted average (4)	16	14	15	14

(1)	Represents future expected credit losses on each pool of loans underlying respective securities expressed as a percentage of the total current outstanding loan balance of the pool for each respective security.
(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(3)	Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example 98% of credit impairment losses recognized in earnings for the quarter ended June 30, 2013, had expected remaining life of loan loss assumptions of 0 to 10%.
(4)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(5)	Represents current level of credit protection provided by tranches subordinate to our security holdings (subordination), expressed as a percentage of total current underlying loan balance.
(6)	Constant prepayment rate.

Total credit impairment losses on commercial MBS that we do not intend to sell were $9 million and $4 million for the quarters ended June 30, 2013 and 2012, respectively, and $15 million and $34 million for the six months ended June 30, 2013 and 2012, respectively. Significant inputs considered in determining the credit impairment losses for commercial MBS are the expected remaining life of loan loss rates and current subordination levels. Prepayment activity on commercial MBS does not significantly impact the determination of their credit impairment because, unlike residential MBS, commercial MBS experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. The expected remaining life of loan loss rates for commercial MBS with credit impairment losses ranged from 4% to 13% and 5% to 17% for the quarters ended June 30, 2013 and 2012, respectively, and 4% to 14% and 5% to 17% for the six months ended June 30, 2013 and 2012, respectively. The current subordination level ranges were 0% to 15% and 1% to 12% for the quarters ended June 30, 2013 and 2012, respectively, and 0% to 21% and 0% to 12% for the six months ended June 30, 2013 and 2012, respectively.

Note 5: Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $6.7 billion and $7.4 billion at June 30, 2013 and December 31, 2012, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. Outstanding balances also include PCI loans net of any remaining purchase accounting adjustments. Information about PCI loans is presented separately in the “Purchased Credit-Impaired Loans” section of this Note.

(in millions)	June 30, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$188,758	187,759
Real estate mortgage	104,673	106,340
Real estate construction	16,442	16,904
Lease financing	11,766	12,424
Foreign (1)	41,833	37,771

Total commercial	363,472	361,198

Consumer:
Real estate 1-4 family first mortgage	252,841	249,900
Real estate 1-4 family junior lien mortgage	70,059	75,465
Credit card	24,815	24,640
Automobile	48,648	45,998
Other revolving credit and installment	42,139	42,373

Total consumer	438,502	438,376

Total loans	$801,974	799,574

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

Loan Purchases, Sales, and Transfers

The following table summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale at lower of cost or market. This loan activity primarily includes loans purchased or sales of whole loan or participating interests, whereby we receive or transfer a portion of a loan after origination. The table excludes PCI loans and loans recorded at fair value, including loans originated for sale because their loan activity normally does not impact the allowance for credit losses.

	2013			2012
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,
Loans - held for investment:
Purchases (1)	$2,122	502	2,624	7,219	84	7,303
Sales	(1,796)	(130)	(1,926)	(1,115)	(170)	(1,285)
Transfers to MHFS/LHFS (1)	(53)	(5)	(58)	18	(4)	14

Six months ended June 30,
Loans - held for investment:
Purchases (1)	$3,148	581	3,729	9,175	167	9,342
Sales	(3,812)	(446)	(4,258)	(2,935)	(323)	(3,258)
Transfers to MHFS/LHFS (1)	(133)	(12)	(145)	(18)	(5)	(23)

(1)	The “Purchases” and “Transfers to MHFS/LHFS” categories exclude activity in government insured/guaranteed loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans have different risk characteristics from the rest of our consumer portfolio, whereby this activity does not impact the allowance for loan losses in the same manner because the loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). On a net basis, such purchases net of transfers to MHFS were $805 million and $2.0 billion for the second quarter 2013 and 2012, respectively, and $2.8 billion and $5.5 billion for the first half of 2013 and 2012, respectively.

Note 5: Loans and Allowance for Credit Losses (continued)

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

When we make commitments, we are exposed to credit risk. The maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are expected to expire without being used by the customer. In addition, we manage the potential risk in commitments to lend by limiting the total amount of commitments, both by individual customer and in total, by monitoring the size and maturity structure of these commitments and by applying the same credit standards for these commitments as for all of our credit activities. In some cases, we participate a portion of our interest in a commitment to other financial institutions in an arrangement that reduces our credit risk to the borrower. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 for information on standby letters of credit.

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

The contractual amount of our unfunded credit commitments, net of participations and net of all standby and commercial letters of credit issued under the terms of these commitments, is summarized by portfolio segment and class of financing receivable in the following table:

(in millions)	June 30, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$222,884	215,626
Real estate mortgage	5,338	6,165
Real estate construction	9,619	9,109
Lease financing	82	-
Foreign	11,548	8,423

Total commercial	249,471	239,323

Consumer:
Real estate 1-4 family first mortgage	37,066	42,657
Real estate 1-4 family junior lien mortgage	48,949	50,934
Credit card	75,373	70,960
Other revolving credit and installment	21,888	19,791

Total consumer	183,276	184,342

Total unfunded credit commitments	$432,747	423,665

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Balance, beginning of period	$17,193	19,129	17,477	19,668
Provision for credit losses	652	1,800	1,871	3,795
Interest income on certain impaired loans (1)	(73)	(82)	(146)	(169)
Loan charge-offs:
Commercial:
Commercial and industrial	(184)	(360)	(365)	(719)
Real estate mortgage	(49)	(114)	(109)	(196)
Real estate construction	(7)	(60)	(12)	(140)
Lease financing	(24)	(5)	(27)	(13)
Foreign	(8)	(17)	(19)	(46)

Total commercial	(272)	(556)	(532)	(1,114)

Consumer:
Real estate 1-4 family first mortgage	(392)	(772)	(867)	(1,600)
Real estate 1-4 family junior lien mortgage	(428)	(757)	(942)	(1,577)
Credit card	(266)	(286)	(532)	(587)
Automobile	(126)	(131)	(290)	(310)
Other revolving credit and installment	(185)	(187)	(367)	(381)

Total consumer	(1,397)	(2,133)	(2,998)	(4,455)

Total loan charge-offs	(1,669)	(2,689)	(3,530)	(5,569)

Loan recoveries:
Commercial:
Commercial and industrial	107	111	195	214
Real estate mortgage	54	33	85	69
Real estate construction	52	43	91	56
Lease financing	6	5	10	11
Foreign	9	6	17	21

Total commercial	228	198	398	371

Consumer:
Real estate 1-4 family first mortgage	64	29	110	66
Real estate 1-4 family junior lien mortgage	69	68	134	125
Credit card	32	46	63	105
Automobile	84	103	172	208
Other revolving credit and installment	40	45	82	99

Total consumer	289	291	561	603

Total loan recoveries	517	489	959	974

Net loan charge-offs (2)	(1,152)	(2,200)	(2,571)	(4,595)

Allowances related to business combinations/other	(2)	(1)	(13)	(53)

Balance, end of period	$16,618	18,646	16,618	18,646

Components:
Allowance for loan losses	$16,144	18,320	16,144	18,320
Allowance for unfunded credit commitments	474	326	474	326

Allowance for credit losses (3)	$16,618	18,646	16,618	18,646

Net loan charge-offs (annualized) as a percentage of average total loans (2)	0.58%	1.15	0.65	1.20
Allowance for loan losses as a percentage of total loans (3)	2.01	2.36	2.01	2.36
Allowance for credit losses as a percentage of total loans (3)	2.07	2.41	2.07	2.41

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.
(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.
(3)	The allowance for credit losses includes $71 million and $212 million at June 30, 2013 and 2012, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

Note 5: Loans and Allowance for Credit Losses (continued)

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2013			2012
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,
Balance, beginning of period	$5,786	11,407	17,193	6,130	12,999	19,129
Provision for credit losses	172	480	652	410	1,390	1,800
Interest income on certain impaired loans	(16)	(57)	(73)	(23)	(59)	(82)

Loan charge-offs	(272)	(1,397)	(1,669)	(556)	(2,133)	(2,689)
Loan recoveries	228	289	517	198	291	489

Net loan charge-offs	(44)	(1,108)	(1,152)	(358)	(1,842)	(2,200)

Allowance related to business combinations/other	(2)	-	(2)	-	(1)	(1)

Balance, end of period	$5,896	10,722	16,618	6,159	12,487	18,646

Six months ended June 30,
Balance, beginning of period	$5,714	11,763	17,477	6,358	13,310	19,668
Provision for credit losses	364	1,507	1,871	598	3,197	3,795
Interest income on certain impaired loans	(35)	(111)	(146)	(54)	(115)	(169)

Loan charge-offs	(532)	(2,998)	(3,530)	(1,114)	(4,455)	(5,569)
Loan recoveries	398	561	959	371	603	974

Net loan charge-offs	(134)	(2,437)	(2,571)	(743)	(3,852)	(4,595)

Allowance related to business combinations/other	(13)	-	(13)	-	(53)	(53)

Balance, end of period	$5,896	10,722	16,618	6,159	12,487	18,646

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

June 30, 2013

Collectively evaluated (1)	$4,360	6,209	10,569	353,554	389,942	743,496
Individually evaluated (2)	1,487	4,491	5,978	6,661	23,018	29,679
PCI (3)	49	22	71	3,257	25,542	28,799

Total	$5,896	10,722	16,618	363,472	438,502	801,974

December 31, 2012

Collectively evaluated (1)	$3,951	7,524	11,475	349,035	389,559	738,594
Individually evaluated (2)	1,675	4,210	5,885	8,186	21,826	30,012
PCI (3)	88	29	117	3,977	26,991	30,968

Total	$5,714	11,763	17,477	361,198	438,376	799,574

(1)	Represents loans collectively evaluated for impairment in accordance with Accounting Standards Codification (ASC) 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than March 31, 2013. See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

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

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $16.4 billion in criticized commercial real estate (CRE) loans, $3.4 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate loss exposure.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Foreign	Total

June 30, 2013

By risk category:
Pass	$172,072	88,937	13,393	11,180	39,366	324,948
Criticized	16,491	13,990	2,447	586	1,753	35,267

Total commercial loans (excluding PCI)	188,563	102,927	15,840	11,766	41,119	360,215
Total commercial PCI loans (carrying value)	195	1,746	602	-	714	3,257

Total commercial loans	$188,758	104,673	16,442	11,766	41,833	363,472

December 31, 2012

By risk category:
Pass	$169,293	87,183	12,224	11,787	35,380	315,867
Criticized	18,207	17,187	3,803	637	1,520	41,354

Total commercial loans (excluding PCI)	187,500	104,370	16,027	12,424	36,900	357,221
Total commercial PCI loans (carrying value)	259	1,970	877	-	871	3,977

Total commercial loans	$187,759	106,340	16,904	12,424	37,771	361,198

    The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Foreign	Total

June 30, 2013

By delinquency status:
Current-29 DPD and still accruing	$187,020	99,544	15,032	11,739	41,027	354,362
30-89 DPD and still accruing	484	500	139	7	52	1,182
90+ DPD and still accruing	37	175	4	-	-	216
Nonaccrual loans	1,022	2,708	665	20	40	4,455

Total commercial loans (excluding PCI)	188,563	102,927	15,840	11,766	41,119	360,215
Total commercial PCI loans (carrying value)	195	1,746	602	-	714	3,257

Total commercial loans	$188,758	104,673	16,442	11,766	41,833	363,472

December 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$185,614	100,317	14,861	12,344	36,837	349,973
30-89 DPD and still accruing	417	503	136	53	12	1,121
90+ DPD and still accruing	47	228	27	-	1	303
Nonaccrual loans	1,422	3,322	1,003	27	50	5,824

Total commercial loans (excluding PCI)	187,500	104,370	16,027	12,424	36,900	357,221
Total commercial PCI loans (carrying value)	259	1,970	877	-	871	3,977

Total commercial loans	$187,759	106,340	16,904	12,424	37,771	361,198

Note 5: Loans and Allowance for Credit Losses (continued)

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

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total

June 30, 2013

By delinquency status:
Current-29 DPD	$186,212	68,223	24,268	47,889	30,309	356,901
30-59 DPD	3,034	468	166	587	129	4,384
60-89 DPD	1,256	272	118	127	88	1,861
90-119 DPD	682	192	95	40	68	1,077
120-179 DPD	834	259	168	4	22	1,287
180+ DPD	5,793	511	-	1	7	6,312
Government insured/guaranteed loans (1)	29,622	-	-	-	11,516	41,138

Total consumer loans (excluding PCI)	227,433	69,925	24,815	48,648	42,139	412,960
Total consumer PCI loans (carrying value)	25,408	134	-	-	-	25,542

Total consumer loans	$252,841	70,059	24,815	48,648	42,139	438,502

December 31, 2012

By delinquency status:
Current-29 DPD	$179,870	73,256	23,976	44,973	29,546	351,621
30-59 DPD	3,295	577	211	798	168	5,049
60-89 DPD	1,528	339	143	164	108	2,282
90-119 DPD	853	265	122	57	73	1,370
120-179 DPD	1,141	358	187	5	28	1,719
180+ DPD	6,655	518	1	1	4	7,179
Government insured/guaranteed loans (1)	29,719	-	-	-	12,446	42,165

Total consumer loans (excluding PCI)	223,061	75,313	24,640	45,998	42,373	411,385
Total consumer PCI loans (carrying value)	26,839	152	-	-	-	26,991

Total consumer loans	$249,900	75,465	24,640	45,998	42,373	438,376

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $19.5 billion at June 30, 2013, compared with $20.2 at December 31, 2012. Student loans 90+ DPD totaled $931 million at June 30, 2013, compared with $1.1 billion at December 31, 2012.

Of the $8.7 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at June 30, 2013, $938 million was accruing, compared with $10.3 billion past due and $1.1 billion accruing at December 31, 2012.

Real estate 1-4 family first mortgage loans 180 days or more past due totaled $5.8 billion, or 2.5% of total first mortgages (excluding PCI), at June 30, 2013, compared with $6.7 billion, or 3.0%, at December 31, 2012.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $4.9 billion at June 30, 2013, and $5.4 billion at December 31, 2012.

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total

June 30, 2013

By updated FICO:
< 600	$15,868	5,199	2,239	8,077	876	32,259
600-639	9,727	3,445	1,986	5,829	922	21,909
640-679	15,456	6,318	3,791	8,713	1,956	36,234
680-719	24,695	10,764	4,996	8,674	3,604	52,733
720-759	32,563	14,848	5,089	6,242	4,847	63,589
760-799	67,997	20,326	4,082	5,892	6,222	104,519
800+	28,477	7,967	2,115	4,928	4,645	48,132
No FICO available	3,028	1,058	517	293	2,639	7,535
FICO not required	-	-	-	-	4,912	4,912
Government insured/guaranteed loans (1)	29,622	-	-	-	11,516	41,138

Total consumer loans (excluding PCI)	227,433	69,925	24,815	48,648	42,139	412,960
Total consumer PCI loans (carrying value)	25,408	134	-	-	-	25,542

Total consumer loans	$252,841	70,059	24,815	48,648	42,139	438,502

December 31, 2012

By updated FICO:
< 600	$17,662	6,122	2,314	7,928	1,163	35,189
600-639	10,208	3,660	1,961	5,451	952	22,232
640-679	15,764	6,574	3,772	8,142	2,011	36,263
680-719	24,725	11,361	4,990	7,949	3,691	52,716
720-759	31,502	15,992	5,114	5,787	4,942	63,337
760-799	63,946	21,874	4,109	5,400	6,971	102,300
800+	26,044	8,526	2,223	4,443	1,912	43,148
No FICO available	3,491	1,204	157	898	2,882	8,632
FICO not required	-	-	-	-	5,403	5,403
Government insured/guaranteed loans (1)	29,719	-	-	-	12,446	42,165

Total consumer loans (excluding PCI)	223,061	75,313	24,640	45,998	42,373	411,385
Total consumer PCI loans (carrying value)	26,839	152	-	-	-	26,991

Total consumer loans	$249,900	75,465	24,640	45,998	42,373	438,376

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP.

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

The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. We consider the trends in residential real estate markets as we monitor credit risk and establish our allowance for credit losses. LTV does not necessarily reflect the likelihood of performance of a given loan, but does provide an indication of collateral value. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

Note 5: Loans and Allowance for Credit Losses (continued)

	June 30, 2013			December 31, 2012
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$64,707	11,703	76,410	56,247	12,170	68,417
60.01-80%	70,525	15,532	86,057	69,759	15,168	84,927
80.01-100%	36,177	17,111	53,288	34,830	18,038	52,868
100.01-120% (1)	14,559	12,194	26,753	17,004	13,576	30,580
> 120% (1)	10,087	11,811	21,898	13,529	14,610	28,139
No LTV/CLTV available	1,756	1,574	3,330	1,973	1,751	3,724
Government insured/guaranteed loans (2)	29,622	-	29,622	29,719	-	29,719
Total consumer loans (excluding PCI)	227,433	69,925	297,358	223,061	75,313	298,374
Total consumer PCI loans (carrying value)	25,408	134	25,542	26,839	152	26,991

Total consumer loans	$252,841	70,059	322,900	249,900	75,465	325,365

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	June 30,	Dec. 31,
(in millions)	2013	2012

Commercial:
Commercial and industrial	$1,022	1,422
Real estate mortgage	2,708	3,322
Real estate construction	665	1,003
Lease financing	20	27
Foreign	40	50

Total commercial (1)	4,455	5,824

Consumer:
Real estate 1-4 family first mortgage (2)	10,705	11,455
Real estate 1-4 family junior lien mortgage	2,522	2,922
Automobile	200	245
Other revolving credit and installment	33	40

Total consumer	13,460	14,662

Total nonaccrual loans (excluding PCI)	$17,915	20,486

(1)	Includes LHFS of $15 million and $16 million at June 30, 2013 and December 31, 2012, respectively.
(2)	Includes MHFS of $293 million and $336 million at June 30, 2013 and December 31,2012, respectively.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $5.4 billion at June 30, 2013, and $6.0 billion at December 31, 2012, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms. Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the FFELP were $21.0 billion at June 30, 2013, down from $21.8 billion at December 31, 2012.

The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	June 30,	Dec. 31,
(in millions)	2013	2012

Loan 90 days or more past due and still accruing:

Total (excluding PCI):	$22,197	23,245
Less: FHA insured/guaranteed by the VA (1)(2)	20,112	20,745
Less: Student loans guaranteed under the FFELP (3)	931	1,065

Total, not government insured/guaranteed	$1,154	1,435

By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$37	47
Real estate mortgage	175	228
Real estate construction	4	27
Foreign	-	1

Total commercial	216	303

Consumer:
Real estate 1-4 family first mortgage (2)	476	564
Real estate 1-4 family junior lien mortgage (2)	92	133
Credit card	263	310
Automobile	32	40
Other revolving credit and installment	75	85

Total consumer	938	1,132

Total, not government insured/guaranteed	$1,154	1,435

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.
(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

Note 5: Loans and Allowance for Credit Losses (continued)

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $716 million at June 30, 2013, and $705 million at December 31, 2012.

		Recorded investment
(in millions)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

June 30, 2013

Commercial:
Commercial and industrial	$2,502	1,499	1,323	274
Real estate mortgage	5,130	4,113	3,920	1,014
Real estate construction	1,407	981	954	185
Lease financing	65	27	27	9
Foreign	96	41	41	5

Total commercial (1)	9,200	6,661	6,265	1,487

Consumer:
Real estate 1-4 family first mortgage	22,778	19,754	14,263	3,513
Real estate 1-4 family junior lien mortgage	3,049	2,511	2,093	764
Credit card	477	477	477	197
Automobile	298	246	137	16
Other revolving credit and installment	38	30	24	1

Total consumer	26,640	23,018	16,994	4,491

Total impaired loans (excluding PCI)	$35,840	29,679	23,259	5,978

December 31, 2012

Commercial:
Commercial and industrial	$3,331	2,086	2,086	353
Real estate mortgage	5,766	4,673	4,537	1,025
Real estate construction	1,975	1,345	1,345	276
Lease financing	54	39	39	11
Foreign	109	43	43	9

Total commercial (1)	11,235	8,186	8,050	1,674

Consumer:
Real estate 1-4 family first mortgage	21,293	18,472	15,224	3,074
Real estate 1-4 family junior lien mortgage	2,855	2,483	2,070	859
Credit card	531	531	531	244
Automobile	314	314	314	27
Other revolving credit and installment	27	26	26	6

Total consumer	25,020	21,826	18,165	4,210

Total impaired loans (excluding PCI)	$36,255	30,012	26,215	5,884

(1)	Excludes the unpaid principal balance for loans with zero recorded investment.

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $471 million at June 30, 2013, and $421 million at December 31, 2012.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income

Commercial:
Commercial and industrial	$1,573	22	2,665	33	1,603	48	2,756	72
Real estate mortgage	4,194	36	5,016	33	4,250	68	5,095	50
Real estate construction	1,082	11	1,986	17	1,174	23	2,124	27
Lease financing	30	-	58	-	32	-	60	-
Foreign	41	-	43	-	37	-	38	-

Total commercial	6,920	69	9,768	83	7,096	139	10,073	149

Consumer:
Real estate 1-4 family first mortgage	19,669	264	14,641	190	19,275	515	14,563	379
Real estate 1-4 family junior lien mortgage	2,499	38	2,079	22	2,490	73	2,065	44
Credit card	490	14	582	17	503	29	587	31
Automobile	262	7	256	8	280	17	285	26
Other revolving credit and installment	28	-	24	-	27	1	25	-

Total consumer (1)	22,948	323	17,582	237	22,575	635	17,525	480

Total impaired loans (excluding PCI)	$29,868	392	27,350	320	29,671	774	27,598	629

Interest income:
Cash basis of accounting		$119		77		242		126
Other (2)		273		243		532		503

Total interest income		$392		320		774		629

(1)	Quarter and six months ended June 30, 2013, reflect the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(2)	Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

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

At June 30, 2013, the loans in trial modification period were $352 million under HAMP, $53 million under 2MP and $311 million under proprietary programs, compared with $402 million, $45 million and $258 million at December 31, 2012, respectively. Trial modifications with a recorded investment of $295 million at June 30, 2013, and $276 million at December 31, 2012, were accruing loans and $421 million and $429 million, respectively, were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period.

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Quarter ended June 30, 2013

Commercial:
Commercial and industrial	$-	16	234	250	-	1.46%	$16
Real estate mortgage	4	95	346	445	1	1.57	95
Real estate construction	-	3	90	93	-	0.83	3
Lease financing	-	-	-	-	-	-	-
Foreign	-	-	-	-	-	-	-

Total commercial	4	114	670	788	1	1.54	114

Consumer:
Real estate 1-4 family first mortgage	282	378	715	1,375	48	2.71	563
Real estate 1-4 family junior lien mortgage	25	46	90	161	1	3.24	70
Credit card	-	46	-	46	-	10.53	46
Automobile	1	2	24	27	8	8.77	2
Other revolving credit and installment	-	4	4	8	-	5.31	4
Trial modifications (6)	-	-	22	22	-	-	-

Total consumer	308	476	855	1,639	57	3.32	685

Total	$312	590	1,525	2,427	58	3.06%	$799

Quarter ended June 30, 2012

Commercial:
Commercial and industrial	$10	14	348	372	23	1.82%	$14
Real estate mortgage	7	68	451	526	14	1.14	69
Real estate construction	-	5	177	182	5	2.97	5
Lease financing	-	-	1	1	-	-	-
Foreign	-	-	-	-	-	-	-

Total commercial	17	87	977	1,081	42	1.36	88

Consumer:
Real estate 1-4 family first mortgage	348	207	173	728	74	3.00	502
Real estate 1-4 family junior lien mortgage	14	67	35	116	7	3.66	79
Credit card	-	59	-	59	-	10.75	59
Automobile	2	13	34	49	13	7.65	14
Other revolving credit and installment	-	1	1	2	1	4.72	1
Trial modifications (6)	-	-	94	94	-	-	-

Total consumer	364	347	337	1,048	95	3.88	655

Total	$381	434	1,314	2,129	137	3.58%	$743

(continued on following page)

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Six months ended June 30, 2013

Commercial:
Commercial and industrial	$-	83	561	644	1	6.42%	$83
Real estate mortgage	28	170	768	966	6	1.68	170
Real estate construction	-	3	199	202	4	0.91	3
Lease financing	-	-	-	-	-	-	-
Foreign	15	-	-	15	-	-	-

Total commercial	43	256	1,528	1,827	11	3.20	256

Consumer:
Real estate 1-4 family first mortgage	626	757	2,096	3,479	145	2.56	1,186
Real estate 1-4 family junior lien mortgage	52	94	258	404	16	3.24	142
Credit card	-	92	-	92	-	10.63	92
Automobile	2	8	48	58	16	7.00	8
Other revolving credit and installment	-	6	7	13	-	4.80	6
Trial modifications (6)	-	-	54	54	-	-	-

Total consumer	680	957	2,463	4,100	177	3.18	1,434

Total	$723	1,213	3,991	5,927	188	3.19%	$1,690

Six months ended June 30, 2012

Commercial:
Commercial and industrial	$11	22	749	782	26	1.62%	$23
Real estate mortgage	11	120	936	1,067	14	1.47	122
Real estate construction	-	7	284	291	13	2.53	6
Lease financing	-	-	2	2	-	-	-
Foreign	-	-	2	2	-	-	-

Total commercial	22	149	1,973	2,144	53	1.54	151

Consumer:
Real estate 1-4 family first mortgage	654	504	372	1,530	133	2.91	1,042
Real estate 1-4 family junior lien mortgage	33	137	69	239	16	3.85	165
Credit card	-	133	-	133	-	10.82	133
Automobile	4	32	57	93	19	7.56	34
Other revolving credit and installment	-	1	1	2	1	4.72	1
Trial modifications (6)	-	-	671	671	-	-	-

Total consumer	691	807	1,170	2,668	169	3.90	1,375

Total	$713	956	3,143	4,812	222	3.67%	$1,526

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented. The reported amounts include loans remodified in the current reporting period, which total $647 million and $601 million for the second quarters of 2013 and 2012 and $1.6 billion and $1.2 billion for the first half of 2013 and 2012, respectively.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate. Quarter and six months ended June 30, 2013, include $617 million and $1.9 billion, respectively, of consumer loans discharged in bankruptcy. The OCC guidance issued in third quarter 2012 requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(4)	Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $95 million and $130 million for the second quarters of 2013 and 2012 and $229 million and $221 million for the first half of 2013 and 2012, respectively.
(5)	Reflects the effect of reduced interest rates on loans with principal or interest rate reduction primary modification type.
(6)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of previously reported trial modifications that became permanent in the current period.

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

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Commercial:
Commercial and industrial	$174	40	195	150
Real estate mortgage	116	97	177	349
Real estate construction	24	74	52	229

Total commercial	314	211	424	728

Consumer:
Real estate 1-4 family first mortgage	81	150	164	297
Real estate 1-4 family junior lien mortgage	7	16	17	36
Credit card	16	24	32	51
Automobile	5	21	9	27
Other revolving credit and installment	-	1	-	1

Total consumer	109	212	222	412

Total	$423	423	646	1,140

Purchased Credit-Impaired Loans

Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008. The following table presents PCI loans net of any remaining purchase accounting adjustments. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.

	June 30,	December 31,
(in millions)	2013	2012	2008

Commercial:
Commercial and industrial	$195	259	4,580
Real estate mortgage	1,746	1,970	5,803
Real estate construction	602	877	6,462
Foreign	714	871	1,859

Total commercial	3,257	3,977	18,704

Consumer:
Real estate 1-4 family first mortgage	25,408	26,839	39,214
Real estate 1-4 family junior lien mortgage	134	152	728
Automobile	-	-	151

Total consumer	25,542	26,991	40,093

Total PCI loans (carrying value)	$28,799	30,968	58,797

Total PCI loans (unpaid principal balance)	$41,380	45,174	98,182

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

The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)

Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	131
Accretion into interest income (1)	(9,351)
Accretion into noninterest income due to sales (2)	(242)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	5,354
Changes in expected cash flows that do not affect nonaccretable difference (3)	12,209

Balance, December 31, 2012	18,548
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(905)
Accretion into noninterest income due to sales (2)	(151)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	907
Changes in expected cash flows that do not affect nonaccretable difference (3)	1,622

Balance, June 30, 2013	$20,021

Balance, March 31, 2013	$17,965
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(458)
Accretion into noninterest income due to sales (2)	-
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	876
Changes in expected cash flows that do not affect nonaccretable difference (3)	1,638

Balance, June 30, 2013	$20,021

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.
(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.
(3)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

Note 5: Loans and Allowance for Credit Losses (continued)

PCI ALLOWANCE Based on our regular evaluation of estimates of cash flows expected to be collected, we may establish an allowance for a PCI loan or pool of loans, with a charge to income though the provision for losses. The following table summarizes the changes in allowance for PCI loan losses.

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total

Balance, December 31, 2008	$-	-	-	-
Provision for losses due to credit deterioration	1,693	-	123	1,816
Charge-offs	(1,605)	-	(94)	(1,699)

Balance, December 31, 2012	88	-	29	117
Provision for losses due to credit deterioration / (reversal of provision)	(34)	-	1	(33)
Charge-offs	(5)	-	(8)	(13)

Balance, June 30, 2013	$49	-	22	71

Balance, March 31, 2013	$53	-	27	80
Provision for losses due to credit deterioration / (reversal of provision)	(2)	-	1	(1)
Charge-offs	(2)	-	(6)	(8)

Balance, June 30, 2013	$49	-	22	71

COMMERCIAL PCI CREDIT QUALITY INDICATORS The following table provides a breakdown of commercial PCI loans by risk category.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

June 30, 2013

By risk category:
Pass	$100	320	204	7	631
Criticized	95	1,426	398	707	2,626

Total commercial PCI loans	$195	1,746	602	714	3,257

December 31, 2012

By risk category:
Pass	$95	341	207	255	898
Criticized	164	1,629	670	616	3,079

Total commercial PCI loans	$259	1,970	877	871	3,977

The following table provides past due information for commercial PCI loans.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Foreign	Total

June 30, 2013

By delinquency status:
Current-29 DPD and still accruing	$186	1,596	483	540	2,805
30-89 DPD and still accruing	3	69	18	11	101
90+ DPD and still accruing	6	81	101	163	351

Total commercial PCI loans	$195	1,746	602	714	3,257

December 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$235	1,804	699	704	3,442
30-89 DPD and still accruing	1	26	51	-	78
90+ DPD and still accruing	23	140	127	167	457

Total commercial PCI loans	$259	1,970	877	871	3,977

CONSUMER PCI CREDIT QUALITY INDICATORS Our consumer PCI loans were aggregated into several pools of loans at acquisition. Below, we have provided credit quality indicators based on the unpaid principal balance (adjusted for write-

downs) of the individual loans included in the pool, but we have not allocated the remaining purchase accounting adjustments, which were established at a pool level. The following table provides the delinquency status of consumer PCI loans.

	June 30, 2013			December 31, 2012
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By delinquency status:
Current-29 DPD and still accruing	$21,201	182	21,383	22,304	198	22,502
30-59 DPD and still accruing	2,317	9	2,326	2,587	11	2,598
60-89 DPD and still accruing	1,201	4	1,205	1,361	7	1,368
90-119 DPD and still accruing	553	3	556	650	6	656
120-179 DPD and still accruing	640	5	645	804	7	811
180+ DPD and still accruing	4,953	105	5,058	5,356	116	5,472

Total consumer PCI loans (adjusted unpaid principal balance)	$30,865	308	31,173	33,062	345	33,407

Total consumer PCI loans (carrying value)	$25,408	134	25,542	26,839	152	26,991

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides FICO scores for consumer PCI loans.

	June 30, 2013			December 31, 2012
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

By FICO:
< 600	$11,341	118	11,459	13,163	144	13,307
600-639	6,310	63	6,373	6,673	68	6,741
640-679	6,634	71	6,705	6,602	73	6,675
680-719	3,659	37	3,696	3,635	39	3,674
720-759	1,696	11	1,707	1,757	11	1,768
760-799	884	5	889	874	6	880
800+	206	1	207	202	1	203
No FICO available	135	2	137	156	3	159

Total consumer PCI loans (adjusted unpaid principal balance)	$30,865	308	31,173	33,062	345	33,407

Total consumer PCI loans (carrying value)	$25,408	134	25,542	26,839	152	26,991

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	June 30, 2013			December 31, 2012
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

By LTV/CLTV:
0-60%	$1,665	24	1,689	1,374	21	1,395
60.01-80%	5,212	31	5,243	4,119	30	4,149
80.01-100%	10,314	66	10,380	9,576	61	9,637
100.01-120% (1)	7,027	87	7,114	8,084	93	8,177
> 120% (1)	6,611	99	6,710	9,889	138	10,027
No LTV/CLTV available	36	1	37	20	2	22

Total consumer PCI loans (adjusted unpaid principal balance)	$30,865	308	31,173	33,062	345	33,407

Total consumer PCI loans (carrying value)	$25,408	134	25,542	26,839	152	26,991

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets

The components of other assets were:

(in millions)	June 30, 2013	Dec. 31, 2012
Nonmarketable equity investments:
Cost method:
Private equity investments	$2,419	2,572
Federal bank stock	4,100	4,227

Total cost method	6,519	6,799
Equity method and other:
LIHTC investments (1)	4,931	4,767
Private equity and other	5,741	6,156
Total equity method and other	10,672	10,923

Fair value (2)	595	-
Total nonmarketable equity investments	17,786	17,722
Corporate/bank-owned life insurance	18,692	18,649
Accounts receivable	25,845	25,828
Interest receivable	5,192	5,006
Core deposit intangibles	5,294	5,915
Customer relationship and other amortized intangibles	1,217	1,352
Foreclosed assets:
GNMA (3)	1,026	1,509
Other	2,114	2,514
Operating lease assets	2,010	2,001
Due from customers on acceptances	353	282
Other	11,379	12,800

Total other assets	$90,908	93,578

(1)	Represents low income housing tax credit investments.
(2)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 for additional information.
(3)	These are foreclosed real estate securing GNMA loans. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA or guaranteed by the VA.

Income (expense) related to nonmarketable equity investments was:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net realized gains from private equity investments	$179	159	224	290
All other	(128)	(45)	(91)	(24)

Total	$51	114	133	266

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

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate		Transfers that we account for as secured borrowings	Total

June 30, 2013

Cash	$-	169		8	177
Trading assets	2,183	152		204	2,539
Securities available for sale (1)	18,899	1,409		13,618	33,926
Mortgages held for sale	-	143		-	143
Loans	9,450	8,490		6,525	24,465
Mortgage servicing rights	13,714	-		-	13,714
Other assets	4,957	369		163	5,489

Total assets	49,203	10,732		20,518	80,453

Short-term borrowings	-	14	(2)	10,873	10,887
Accrued expenses and other liabilities	3,917	989	(2)	7	4,913
Long-term debt	-	2,755	(2)	6,125	8,880

Total liabilities	3,917	3,758		17,005	24,680

Noncontrolling interests	-	10		-	10

Net assets	$45,286	6,964		3,513	55,763

December 31, 2012

Cash	$-	260		30	290
Trading assets	1,902	114		218	2,234
Securities available for sale (1)	19,900	2,772		14,848	37,520
Mortgages held for sale	-	469		-	469
Loans	9,841	10,553		7,088	27,482
Mortgage servicing rights	11,114	-		-	11,114
Other assets	4,993	457		161	5,611

Total assets	47,750	14,625		22,345	84,720

Short-term borrowings	-	2,059	(2)	13,228	15,287
Accrued expenses and other liabilities	3,441	901	(2)	20	4,362

Long-term debt	-	3,483	(2)	6,520	10,003

Total liabilities	3,441	6,443		19,768	29,652

Noncontrolling interests	-	48		-	48

Net assets	$44,309	8,134		2,577	55,020

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.
(2)	Includes the following VIE liabilities at June 30, 2013 and December 31, 2012, respectively, with recourse to the general credit of Wells Fargo: Short-term borrowings, $0 and $2.1 billion; Accrued expenses and other liabilities, $876 million and $767 million; and Long-term debt, $29 million and $29 million.

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

Significant continuing involvement includes transactions where we were the sponsor or transferor and have other significant forms of involvement. Sponsorship includes transactions with unconsolidated VIEs where we solely or materially participated in the initial design or structuring of the entity or marketing of the transaction to investors. When we transfer assets to a VIE and account for the transfer as a sale, we are considered the transferor. We consider investments in securities held outside of trading, loans, guarantees, liquidity agreements, written options and servicing of collateral to be other forms of involvement that may be significant. We have excluded certain transactions with unconsolidated VIEs from the

Note 7: Securitizations and Variable Interest Entities (continued)

balances presented in the following table where we have determined that our continuing involvement is not significant due to the temporary nature and size of our variable interests,

because we were not the transferor or because we were not involved in the design or operations of the unconsolidated VIEs.

		Carrying value - asset (liability)

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

June 30, 2013
Residential mortgage loan securitizations:
Conforming	$1,292,918	3,791	13,022	(8)	(1,918)	14,887
Other/nonconforming	43,369	1,709	272	-	(41)	1,940
Commercial mortgage securitizations	170,679	7,526	395	287	-	8,208
Collateralized debt obligations:
Debt securities	7,084	36	-	397	(130)	303
Loans (2)	8,089	7,733	-	-	-	7,733
Asset-based finance structures	10,640	6,606	-	(91)	-	6,515
Tax credit structures	20,524	5,200	-	-	(1,485)	3,715
Collateralized loan obligations	5,719	1,089	-	-	-	1,089
Investment funds	3,801	50	-	-	-	50
Other (3)	9,343	1,006	25	4	(189)	846

Total	$1,572,166	34,746	13,714	589	(3,763)	45,286

		Maximum exposure to loss

		Debt and equity interests	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure

Residential mortgage loan securitizations:
Conforming		$3,791	13,022	8	5,683	22,504
Other/nonconforming		1,709	272	-	363	2,344
Commercial mortgage securitizations		7,526	395	340	-	8,261
Collateralized debt obligations:
Debt securities		36	-	397	130	563
Loans (2)		7,733	-	-	-	7,733
Asset-based finance structures		6,606	-	91	2,005	8,702
Tax credit structures		5,200	-	-	432	5,632
Collateralized loan obligations		1,089	-	-	158	1,247
Investment funds		50	-	-	43	93
Other (3)		1,006	25	192	191	1,414

Total		$34,746	13,714	1,028	9,005	58,493

(continued on following page)

(continued from previous page)

		Carrying value - asset (liability)

(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets

December 31, 2012
Residential mortgage loan securitizations:
Conforming	$1,268,494	3,620	10,336	-	(1,690)	12,266
Other/nonconforming	49,794	2,188	284	-	(53)	2,419
Commercial mortgage securitizations	168,126	7,081	466	404	-	7,951
Collateralized debt obligations:
Debt securities	6,940	13	-	471	144	628
Loans (2)	8,155	7,962	-	-	-	7,962
Asset-based finance structures	10,404	7,155	-	(104)	-	7,051
Tax credit structures	20,098	5,180	-	-	(1,657)	3,523
Collateralized loan obligations	6,641	1,439	-	1	-	1,440
Investment funds	4,771	49	-	-	-	49
Other (3)	10,401	977	28	14	1	1,020

Total	$1,553,824	35,664	11,114	786	(3,255)	44,309

		Maximum exposure to loss

		Debt and equity interests	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure

Residential mortgage loan securitizations:
Conforming		$3,620	10,336	-	5,061	19,017
Other/nonconforming		2,188	284	-	353	2,825
Commercial mortgage securitizations		7,081	466	446	-	7,993
Collateralized debt obligations:						-
Debt securities		13	-	471	144	628
Loans (2)		7,962	-	-	-	7,962
Asset-based finance structures		7,155	-	104	1,967	9,226
Tax credit structures		5,180	-	-	247	5,427
Collateralized loan obligations		1,439	-	1	261	1,701
Investment funds		49	-	-	27	76
Other (3)		977	28	318	119	1,442

Total		$35,664	11,114	1,340	8,179	56,297

(1)	Includes total equity interests of $5.8 billion at both June 30, 2013 and December 31, 2012. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(2)	Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 75% and 83% were rated as investment grade by the primary rating agencies at June 30, 2013 and December 31, 2012, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.
(3)	Includes structured financing, student loan securitizations, auto loan and lease securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

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

OTHER TRANSACTIONS WITH VIEs Auction rate securities (ARS) are debt instruments with long-term maturities, but which re-price more frequently, and preferred equities with no maturity. At June 30, 2013, we held in our securities available-for-sale portfolio $704 million of ARS issued by VIEs redeemed pursuant to agreements entered into in 2008 and 2009, compared with $686 million at December 31, 2012.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at June 30, 2013 and December 31, 2012, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.0 billion and $4.9 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

In the first half of 2013, we redeemed $2.8 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the Basel Committee recommendations known as the Basel III standards.

Securitization Activity Related to Unconsolidated VIEs

We use VIEs to securitize consumer and CRE loans and other types of financial assets, including student loans and auto loans. We typically retain the servicing rights from these sales and may continue to hold other beneficial interests in the VIEs. We may also provide liquidity to investors in the beneficial interests and credit enhancements in the form of standby letters of credit. Through these securitizations we may be exposed to liability under limited amounts of recourse as well as standard representations and warranties we make to purchasers and issuers. The following table presents the cash flows with our securitization trusts that were involved in transfers accounted for as sales.

	2013		2012
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended June 30,
Sales proceeds from securitizations (1)	$115,287	-	133,764	-
Fees from servicing rights retained	1,051	3	1,113	2
Other interests held	441	21	441	45
Purchases of delinquent assets	7	-	52	-
Net servicing advances	12	-	112	-

Six months ended June 30,
Sales proceeds from securitizations (1)	$221,593	-	276,869	-
Fees from servicing rights retained	2,127	5	2,224	5
Other interests held	847	48	867	94
Purchases of delinquent assets	16	-	52	-
Net servicing advances	814	-	126	-

(1)	Represents cash flow data for all loans securitized in the period presented.

In the second quarter and first half of 2013, we recognized net gains of $46 million and $110 million, respectively, from transfers accounted for as sales of financial assets in securitizations, compared with $53 million and $64 million, respectively, in the same periods of 2012. These net gains primarily relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.

Sales with continuing involvement during the second quarter and first half of 2013 and 2012 predominantly related to securitizations of residential mortgages that are sold to the GSEs, including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the second quarter and first half of 2013 we transferred $111.2 billion and $211.9 billion respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $129.7 billion and $269.1 billion, respectively, in the same periods of 2012. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first half of 2013 we recorded a $2.0 billion servicing asset, measured at fair value using a Level 3 measurement technique, and a $98 million liability for probable repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first half of 2012, we recorded a $2.6 billion servicing asset and a $134 million liability.

We used the following key weighted-average assumptions to measure mortgage servicing assets at the date of securitization:

	Residential mortgage servicing rights
	2013	2012
Quarter ended June 30,
Prepayment speed (1)	11.7%	13.2
Discount rate	7.1	7.5
Cost to service ($ per loan) (2)	$199	146

Six months ended June 30,
Prepayment speed (1)	11.8%	13.2
Discount rate	7.1	7.3
Cost to service ($ per loan) (2)	$189	131

(1)	The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.
(2)	Includes costs to service and unreimbursed foreclosure costs.

During the second quarter and first half of 2013 we transferred $1.5 billion and $3.2 billion, respectively, in fair value of commercial mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $955 million in the second quarter and first half of 2012. These transfers resulted in gains of $38 million and $100 million in the second quarter and first half of 2013, respectively, because the loans were carried at LOCOM, compared with gains of $39 million in the second quarter and first half of 2012. In connection with these transfers, in the first half of 2013 we recorded a servicing asset of $9 million, initially measured at fair value using a Level 3 measurement technique, and securities available-for-sale of $23 million, classified as Level 2. In the first half of 2012, we recorded a servicing asset of $6 million and securities available-for-sale of $41 million.

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

		Other interests held
($ in millions, except cost to service amounts)	Residential		Consumer		Commercial (2)
	mortgage servicing rights (1)	Interest- only strips	Subordinated bonds	Senior bonds	Subordinated bonds	Senior bonds
Fair value of interests held at June 30, 2013	$14,185	152	41	-	268	929
Expected weighted-average life (in years)	6.2	4.2	6.0	-	4.3	5.5

Key economic assumptions:
Prepayment speed assumption (3)	11.4%	9.9	6.7	-
Decrease in fair value from:
10% adverse change	$876	3	-	-
25% adverse change	2,080	8	-	-

Discount rate assumption	7.6%	18.1	4.4	-	1.4	3.5
Decrease in fair value from:
100 basis point increase	$760	3	2	-	9	43
200 basis point increase	1,456	6	4	-	18	82

Cost to service assumption ($ per loan)	200
Decrease in fair value from:
10% adverse change	600
25% adverse change	1,499

Credit loss assumption			0.4%	-	6.8	-
Decrease in fair value from:
10% higher losses			$-	-	6	-
25% higher losses			-	-	14	-

Fair value of interests held at December 31, 2012	$11,538	187	40	-	249	982
Expected weighted-average life (in years)	4.8	4.1	5.9	-	4.7	5.3
Key economic assumptions:

Prepayment speed assumption (3)	15.7%	10.6	6.8	-
Decrease in fair value from:
10% adverse change	$869	5	-	-
25% adverse change	2,038	12	-	-

Discount rate assumption	7.4%	16.9	8.9	-	3.5	2.2
Decrease in fair value from:
100 basis point increase	$562	4	2	-	12	43
200 basis point increase	1,073	8	4	-	21	84

Cost to service assumption ($ per loan)	219
Decrease in fair value from:
10% adverse change	615
25% adverse change	1,537

Credit loss assumption			0.4%	-	10.0	-
Decrease in fair value from:
10% higher losses			$-	-	12	-
25% higher losses			-	-	19	-

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.
(2)	Prepayment speed assumptions do not significantly impact the value of commercial mortgage securitization bonds as the underlying commercial mortgage loans experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage.
(3)	The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.5 billion and $1.4 billion at June 30, 2013, and December 31, 2012, respectively. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at June 30,

2013, and December 31, 2012, results in a decrease in fair value of $184 million and $139 million, respectively. See Note 8 for further information on our commercial MSRs.

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

					Net charge-offs
	Total loans		Delinquent loans		Six months
	June 30,	Dec. 31,	June 30,	Dec. 31,	ended June 30,
(in millions)	2013	2012	2013	2012	2013	2012

Commercial:
Real estate mortgage	$116,226	128,564	9,691	12,216	387	207
Total commercial	116,226	128,564	9,691	12,216	387	207

Consumer:
Real estate 1-4 family first mortgage	1,296,318	1,283,504	19,866	21,574	471	571
Real estate 1-4 family junior lien mortgage	1	1	-	-	-	-
Other revolving credit and installment	1,879	2,034	89	110	-	-

Total consumer	1,298,198	1,285,539	19,955	21,684	471	571

Total off-balance sheet securitized loans (1)	$1,414,424	1,414,103	29,646	33,900	858	778

(1)	At June 30, 2013 and December 31, 2012, the table includes total loans of $1.3 trillion at both dates and delinquent loans of $16.4 billion and $17.4 billion, respectively for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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

		Carrying value
(in millions)	Total VIE assets	Consolidated assets	Third party liabilities	Noncontrolling interests	Net assets

June 30, 2013

Secured borrowings:
Municipal tender option bond securitizations	$16,564	13,892	(10,880)	-	3,012
Commercial real estate loans	730	730	(504)	-	226
Residential mortgage securitizations	5,563	5,896	(5,621)	-	275

Total secured borrowings	22,857	20,518	(17,005)	-	3,513
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	7,654	6,808	(2,559)	-	4,249
Multi-seller commercial paper conduit	-	-	-	-	-
Structured asset finance	62	62	(17)	-	45
Investment funds	1,657	1,657	(63)	-	1,594
Other	2,286	2,205	(1,119)	(10)	1,076

Total consolidated VIEs	11,659	10,732	(3,758)	(10)	6,964

Total secured borrowings and consolidated VIEs	$34,516	31,250	(20,763)	(10)	10,477

December 31, 2012

Secured borrowings:
Municipal tender option bond securitizations	$16,782	15,130	(13,248)	-	1,882
Commercial real estate loans	975	975	(696)	-	279
Residential mortgage securitizations	5,757	6,240	(5,824)	-	416

Total secured borrowings	23,514	22,345	(19,768)	-	2,577
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	8,633	7,707	(2,933)	-	4,774
Multi-seller commercial paper conduit	2,059	2,036	(2,053)	-	(17)
Structured asset finance	71	71	(17)	-	54
Investment funds	1,837	1,837	(2)	-	1,835
Other	3,454	2,974	(1,438)	(48)	1,488

Total consolidated VIEs	16,054	14,625	(6,443)	(48)	8,134

Total secured borrowings and consolidated VIEs	$39,568	36,970	(26,211)	(48)	10,711

In addition to the transactions included in the previous table, at both June 30, 2013, and December 31, 2012, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At June 30, 2013, and December 31, 2012, we pledged approximately $6.5 billion and $6.4 billion in loans (principal and interest eligible to be capitalized), $183 million and $179 million in securities available for sale, and $180 million and $138 million in cash and cash equivalents to collateralize the VIE’s borrowings, respectively. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.

During second quarter 2013, we redeemed the outstanding commercial paper issued from our multi-seller conduit to third party investors at par. The conduit was dissolved in July 2013.

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

We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Fair value, beginning of period	$12,061	13,578	11,538	12,603
Servicing from securitizations or asset transfers (1)	1,060	1,139	1,995	2,915
Sales	(160)	(293)	(583)	(293)

Net additions	900	846	1,412	2,622

Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (2)	2,223	(1,496)	3,253	(1,349)
Servicing and foreclosure costs (3)	(82)	(146)	(140)	(200)
Discount rates (4)	-	-	-	(344)
Prepayment estimates and other (5)	(274)	11	(485)	104

Net changes in valuation model inputs or assumptions	1,867	(1,631)	2,628	(1,789)

Other changes in fair value (6)	(643)	(712)	(1,393)	(1,355)

Total changes in fair value	1,224	(2,343)	1,235	(3,144)

Fair value, end of period	$14,185	12,081	14,185	12,081

(1)	Six months ended June 30, 2012, includes $315 million residential MSRs transferred from amortized MSRs that we elected to carry at fair value effective January 1, 2012.
(2)	Primarily represents prepayment speed changes due to changes in mortgage interest rates, but also includes other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).
(3)	Includes costs to service and unreimbursed foreclosure costs.
(4)	Reflects discount rate assumption change, excluding portion attributable to changes in mortgage interest rates; the six months ended June 30, 2012, change reflects increased capital return requirements from market participants.
(5)	Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior that occur independent of interest rate changes.
(6)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Balance, beginning of period	$1,181	1,074	1,160	1,445
Purchases	26	78	53	92
Servicing from securitizations or asset transfers (1)	31	34	87	(293)
Amortization	(62)	(56)	(124)	(114)

Balance, end of period	1,176	1,130	1,176	1,130

Valuation allowance:
Balance, beginning of period	-	-	-	(37)
Reversal of provision for MSRs in excess of fair value (1)	-	-	-	37

Balance, end of period (2)	-	-	-	-

Amortized MSRs, net	$1,176	1,130	1,176	1,130

Fair value of amortized MSRs (3):
Beginning of period	$1,404	1,263	1,400	1,756
End of period	1,533	1,450	1,533	1,450

(1)	Six months ended June 30, 2012, is net of $350 million ($313 million after valuation allowance) of residential MSRs that we elected to carry at fair value effective January 1, 2012. A cumulative adjustment of $2 million to fair value was recorded in retained earnings at January 1, 2012.
(2)	Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs. Residential amortized MSRs are evaluated for impairment purposes by the following risk strata: mortgages sold to GSEs (FHLMC and FNMA) and mortgages sold to GNMA, each by interest rate stratifications. For six months ended June 30, 2012, valuation allowance of $37 million for residential MSRs was reversed upon election to carry at fair value.
(3)	Represent commercial amortized MSRs. The beginning of period balance for six months ended June 30, 2012 also includes fair value of $316 million in residential amortized MSRs.

Note 8: Mortgage Banking Activities (continued)

We present the components of our managed servicing portfolio in the following table at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

(in billions)	June 30, 2013	Dec. 31, 2012

Residential mortgage servicing:
Serviced for others	$1,487	1,498
Owned loans serviced	358	368
Subservicing	6	7

Total residential servicing	1,851	1,873

Commercial mortgage servicing:
Serviced for others	409	408
Owned loans serviced	105	106
Subservicing	11	13

Total commercial servicing	525	527

Total managed servicing portfolio	$2,376	2,400

Total serviced for others	$1,896	1,906
Ratio of MSRs to related loans serviced for others	0.81%	0.67

The components of mortgage banking noninterest income were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,102	1,164	2,227	2,312
Late charges	58	63	118	129
Ancillary fees	85	63	167	140
Unreimbursed direct servicing costs (1)	(215)	(220)	(485)	(500)

Net servicing fees	1,030	1,070	2,027	2,081
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	1,867	(1,631)	2,628	(1,789)
Other changes in fair value (3)	(643)	(712)	(1,393)	(1,355)

Total changes in fair value of MSRs carried at fair value	1,224	(2,343)	1,235	(3,144)
Amortization	(62)	(56)	(124)	(114)
Net derivative gains (losses) from economic hedges (4)	(1,799)	2,008	(2,431)	2,108

Total servicing income, net	393	679	707	931
Net gains on mortgage loan origination/sales activities	2,409	2,214	4,889	4,832

Total mortgage banking noninterest income	$2,802	2,893	5,596	5,763

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$68	377	197	319

(1)	Primarily associated with foreclosure expenses and other interest costs.
(2)	Refer to the changes in fair value of MSRs table in this Note for more detail.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 – Free-Standing Derivatives for additional discussion and detail.

The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs, the Federal Housing Finance Agency (FHFA), and other significant investors to monitor their repurchase demand practices and issues as part of our process to update our repurchase liability estimate as new information becomes available. Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $2.2 billion at June 30, 2013, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Balance, beginning of period	$2,317	1,444	2,206	1,326
Provision for repurchase losses:
Loan sales	40	72	99	134
Change in estimate (1)	25	597	275	965

Total additions	65	669	374	1,099
Losses	(160)	(349)	(358)	(661)

Balance, end of period	$2,222	1,764	2,222	1,764

(1)	Results from such factors as changes in investor demand and mortgage insurer practices, credit deterioration, and changes in the financial stability of correspondent lenders.

Note 9: Intangible Assets

The gross carrying value of intangible assets and accumulated amortization was:

	June 30, 2013			December 31, 2012
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

Amortized intangible assets (1):
MSRs (2)	$2,457	(1,281)	1,176	2,317	(1,157)	1,160
Core deposit intangibles	12,834	(7,540)	5,294	12,836	(6,921)	5,915
Customer relationship and other intangibles	3,146	(1,929)	1,217	3,147	(1,795)	1,352

Total amortized intangible assets	$18,437	(10,750)	7,687	18,300	(9,873)	8,427

Unamortized intangible assets:
MSRs (carried at fair value) (2)	$14,185			11,538
Goodwill	25,637			25,637
Trademark	14			14

(1)	Excludes fully amortized intangible assets.
(2)	See Note 8 for additional information on MSRs.

The following table provides the current year-to-date period and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2013. Future amortization expense may vary from these projections.

(in millions)	Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles	Total

Six months ended June 30, 2013 (actual)	$124	621	135	880

Estimate for the remainder of 2013	$122	620	132	874
Estimate for year ended December 31,
2014	220	1,113	250	1,583
2015	191	1,022	227	1,440
2016	158	919	212	1,289
2017	117	851	195	1,163
2018	79	769	184	1,032

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. We identify reporting units that are one level below an operating segment (referred to as a component), and distinguish these reporting units based on how the segments and components are managed, taking into consideration the economic characteristics, nature of the products and customers of the components. At the time we acquire a business, we allocate goodwill to applicable reporting units based on their relative fair value, and if we have a significant business reorganization, we may reallocate the goodwill. See Note 18 for further information on management reporting.

The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing.

(in millions)	Community Banking	Wholesale Banking	Wealth, Brokerage and Retirement	Consolidated Company

December 31, 2011	$17,924	6,820	371	25,115
Goodwill from business combinations	(2)	293	-	291

June 30, 2012	$17,922	7,113	371	25,406

December 31, 2012 and June 30, 2013	$17,922	7,344	371	25,637

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

	June 30, 2013

		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade

Standby letters of credit (1)	$56	16,214	12,240	4,385	2,641	35,480	8,912
Securities lending and other indemnifications	-	-	23	24	3,197	3,244	54
Liquidity agreements (2)	-	-	-	-	26	26	4
Written put options (3)	1,146	4,231	4,219	2,417	2,513	13,380	4,920
Loans and MHFS sold with recourse	89	167	437	766	4,759	6,129	3,529
Contingent consideration	32	11	74	34	-	119	118
Other guarantees	3	355	33	17	988	1,393	3

Total guarantees	$1,326	20,978	17,026	7,643	14,124	59,771	17,540

	December 31, 2012

		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade

Standby letters of credit (1)	$42	19,463	11,782	6,531	1,983	39,759	11,331
Securities lending and other indemnifications	-	3	7	20	2,511	2,541	118
Liquidity agreements (2)	-	-	-	-	3	3	3
Written put options (2)(3)	1,427	2,951	3,873	2,475	2,575	11,874	3,953
Loans and MHFS sold with recourse	99	443	357	647	4,426	5,873	3,905
Contingent consideration	35	11	24	94	-	129	129
Other guarantees	3	677	26	1	717	1,421	4

Total guarantees	$1,606	23,548	16,069	9,768	12,215	61,600	19,443

(1) Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $17.2 billion and $18.5 billion at June 30, 2013 and December 31, 2012, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

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

Note 10: Guarantees, Pledged Assets and Collateral (continued)

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

SECURITIES LENDING AND OTHER INDEMNIFICATIONS As a securities lending agent, we lend debt and equity securities from participating institutional clients’ portfolios to third-party borrowers. These arrangements are for an indefinite period of time whereby we indemnify our clients against default by the borrower in returning these lent securities. This indemnity is supported by collateral received from the borrowers and is generally in the form of cash or highly liquid securities that are marked to market daily. There was $397 million at June 30, 2013 and $443 million at December 31, 2012, in collateral supporting loaned securities with values of $385 million and $436 million, respectively.

We use certain third party clearing agents to clear and settle transactions on behalf of some of our institutional brokerage customers. We indemnify the clearing agents against loss that could occur for non-performance by our customers on transactions that are not sufficiently collateralized. Transactions subject to the indemnifications may include customer obligations related to the settlement of margin accounts and short positions, such as written call options and securities borrowing transactions. Outstanding customer obligations were $655 million and $579 million and the related collateral was $3.6 billion and $3.1 billion at June 30, 2013, and December 31, 2012, respectively. Our estimate of maximum exposure to loss, which requires judgment regarding the range and likelihood of future events, was $2.9 billion as of June 30, 2013, and $2.1 billion as of December 31, 2012.

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

LIQUIDITY AGREEMENTS We provide liquidity to certain off-balance sheet entities that hold securitized fixed-rate municipal bonds and consumer or commercial assets that are partially funded with the issuance of money market and other short-term notes. See Note 7 for additional information on these arrangements.

WRITTEN PUT OPTIONS Written put options are contracts that give the counterparty the right to sell to us an underlying instrument held by the counterparty at a specified price, and include options, floors, caps and credit default swaps. These written put option contracts generally permit net settlement. While these derivative transactions expose us to risk in the event the option is exercised, we manage this risk by entering into offsetting trades or by taking short positions in the underlying instrument. We offset substantially all put options written to customers with purchased options. Additionally, for certain of these contracts, we require the counterparty to pledge the underlying instrument as collateral for the transaction. Our ultimate obligation under written put options is based on future market conditions and is only quantifiable at settlement. See Note 12 for additional information regarding written derivative contracts.

LOANS AND MHFS SOLD WITH RECOURSE In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to indemnify the buyer for any loss on the loan up to par value plus accrued interest. We provide recourse, predominantly to the GSEs, on loans sold under various programs and arrangements. Primarily all of these programs and arrangements require that we share in the loans’ credit exposure for their remaining life by providing recourse to the GSE, up to 33.33% of actual losses incurred on a pro-rata basis, in the event of borrower default. Under the remaining recourse programs and arrangements, if certain events occur within a specified period of time from transfer date, we have to provide limited recourse to the buyer to indemnify them for losses incurred for the remaining life of the loans. The maximum exposure to loss reported in the accompanying table represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions or the maximum losses per the contractual agreements. However, we believe the likelihood of loss of the entire balance due to these recourse agreements is remote and amounts paid can be recovered in whole or in part from the sale of collateral. We repurchased $7 million and $18 million respectively, of loans associated with these agreements in the second quarter and first half of 2013, and $10 million and $16 million respectively in the same periods of 2012. We also provide representation and warranty guarantees on loans sold under the various recourse programs and arrangements. Our loss exposure relative to these guarantees is separately considered and provided for, as necessary, in determination of our liability for loan repurchases due to breaches of representation and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.

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

Pledged Assets

As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), domestic and foreign companies and various commercial and consumer loans. The following table provides the total carrying amount of pledged assets by asset type, of which substantially all are pursuant to agreements that do not permit the secured party to sell or repledge the collateral. The table excludes pledged consolidated VIE assets of $10.7 billion and $14.6 billion at June 30, 2013, and December 31, 2012, respectively, which can only be used to settle the liabilities of those entities. See Note 7 for additional information on consolidated VIE assets.

(in millions)	June 30, 2013	Dec. 31, 2012
Trading assets and other (1)	$35,397	28,031
Securities available for sale (2)	96,293	96,018
Loans (3)	384,152	360,171

Total pledged assets	$515,842	484,220

(1)	Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $34.3 billion and $27.4 billion at June 30, 2013, and December 31, 2012, respectively, under agreements that permit the secured parties to sell or repledge the collateral.
(2)	Includes $8.8 billion and $8.4 billion in collateral for repurchase agreements at June 30, 2013, and December 31, 2012, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral.
(3)	Represent loans carried at amortized cost, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral.

Note 10: Guarantees, Pledged Assets and Collateral (continued)

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

In addition to the amounts included in the table below, we also have balance sheet netting related to derivatives that are disclosed within Note 12.

(in millions)	June 30, 2013	Dec. 31, 2012
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$45,850	45,847
Gross amounts offset in consolidated balance sheet (1)	(5,315)	(2,561)

Net amounts in consolidated balance sheet (2)	40,535	43,286

Noncash collateral not recognized in consolidated balance sheet (3)	(40,014)	(42,920)

Net amount (4)	$521	366
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$42,958	35,876
Gross amounts offset in consolidated balance sheet (1)	(5,315)	(2,561)

Net amounts in consolidated balance sheet (5)	37,643	33,315

Noncash collateral pledged but not netted in consolidated balance sheet (6)	(37,321)	(33,050)

Net amount (7)	$322	265

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.
(2)	At June 30, 2013 and December 31, 2012, includes $29.6 billion and $33.8 billion, respectively, classified on our consolidated balance sheet in Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments and $10.9 billion and $9.5 billion, respectively, in Loans.
(3)	Represents the fair value of non-cash collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At June 30, 2013 and December 31, 2012, we have received total collateral with a fair value of $51.3 billion and $46.6 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $30.5 billion at June 30, 2013 and $29.7 billion at December 31, 2012.
(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)	Amount is classified in Short-Term Borrowings on our consolidated balance sheet.
(6)	Represents the fair value of non-cash collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At June 30, 2013 and December 31, 2012, we have pledged total collateral with a fair value of $44.2 billion and $36.4 billion, respectively, of which, the counterparty does not have the right to sell or repledge $9.8 billion as of June 30 2013 and $9.1 billion as of December 31, 2012.
(7)	Represents the amount of our exposure that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

Note 11: Legal Actions

The following supplements our discussion of certain matters previously reported in Part I, Item 3 (Legal Proceedings) of our 2012 Form 10-K and Part II, Item 1 (Legal Proceedings) of our 2013 first quarter Quarterly Report on Form 10-Q for events occurring during second quarter 2013.

MEDICAL CAPITAL CORPORATION LITIGATION Wells Fargo Bank, N.A. served as indenture trustee for debt issued by affiliates of Medical Capital Corporation, which was placed in receivership at the request of the Securities and Exchange Commission (SEC) in August 2009. Since September 2009, Wells Fargo has been named as a defendant in various class and mass actions brought by holders of Medical Capital Corporation’s debt, alleging that Wells Fargo breached contractual and other legal obligations owed to them and seeking unspecified damages. On April 16, 2013, the parties reached a settlement, subject to Court approval, of all claims which provides for Wells Fargo to pay $105 million to the plaintiffs. The Court gave preliminary approval to the settlement on May 6, 2013.

MARYLAND MORTGAGE LENDING LITIGATION On December 26, 2007, a class action complaint captioned Denise Minter, et al., v. Wells Fargo Bank, N.A., et al., was filed in the U.S. District Court for the District of Maryland. The complaint alleges that Wells Fargo and others violated provisions of the Real Estate Settlement Procedures Act and other laws by conducting mortgage lending business improperly through a general partnership, Prosperity Mortgage Company. The complaint asserts that Prosperity Mortgage Company was not a legitimate affiliated business and instead operated to conceal Wells Fargo Bank, N.A.’s role in the loans at issue. A plaintiff class of borrowers who received a mortgage loan from Prosperity Mortgage Company that was funded by Prosperity Mortgage Company’s line of credit with Wells Fargo Bank, N.A. from 1993 to May 31, 2012, had been certified. Prior to trial, the Court narrowed the class action to borrowers who were referred to Prosperity Mortgage Company by Wells Fargo’s partner and whose loans were transferred to Wells Fargo Bank, N.A. from 1993 to May 31, 2012. On May 6, 2013, the case went to trial. On June 6, 2013, the jury returned a verdict in favor of all defendants, including Wells Fargo. The plaintiffs have requested a new trial on the named plaintiffs’ individual claims, and have filed a notice of appeal.

On July 8, 2008, a class action complaint captioned Stacey and Bradley Petry, et al., v. Wells Fargo Bank, N.A., et al., was filed. The complaint alleges that Wells Fargo and others violated the Maryland Finder’s Fee Act in the closing of mortgage loans in Maryland. On March 13, 2013, the Court held the plaintiff class did not have sufficient evidence to proceed to trial, which was previously set for March 18, 2013. On June 20, 2013, the Court entered judgment in favor of the defendants. The plaintiffs have appealed.

ORDER OF POSTING LITIGATION A series of putative class actions have been filed against Wachovia Bank, N.A. and Wells

Fargo Bank, N.A., as well as many other banks, challenging the high to low order in which the banks post debit card transactions to consumer deposit accounts. There are currently several such cases pending against Wells Fargo Bank (including the Wachovia Bank cases to which Wells Fargo succeeded), most of which have been consolidated in multi-district litigation proceedings in the U.S. District Court for the Southern District of Florida. The bank defendants moved to compel these cases to arbitration under recent Supreme Court authority. On November 22, 2011, the Judge denied the motion. The bank defendants appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. On October 26, 2012, the Eleventh Circuit affirmed the District Court’s denial of the motion. Wells Fargo renewed its motion to compel arbitration with respect to the unnamed putative class members. On April 8, 2013, the District Court denied the motion. Wells Fargo has appealed the decision to the Eleventh Circuit.

On August 10, 2010, the U.S. District Court for the Northern District of California issued an order in Gutierrez v. Wells Fargo Bank, N.A., a case that was not consolidated in the multi-district proceedings, enjoining the bank’s use of the high to low posting method for debit card transactions with respect to the plaintiff class of California depositors, directing the bank to establish a different posting methodology and ordering remediation of approximately $203 million. On October 26, 2010, a final judgment was entered in Gutierrez. On October 28, 2010, Wells Fargo appealed to the U.S. Court of Appeals for the Ninth Circuit. On December 26, 2012, the Ninth Circuit reversed the order requiring Wells Fargo to change its order of posting and vacated the portion of the order granting remediation of approximately $203 million on the grounds of federal preemption. The Ninth Circuit affirmed the District Court’s finding that Wells Fargo violated a California state law prohibition on fraudulent representations and remanded the case to the District Court for further proceedings. On May 14, 2013, the District Court entered an order indicating it will reinstate the judgment of approximately $203 million against Wells Fargo and enjoined Wells Fargo from making or disseminating additional misrepresentations about its order of posting of transactions. Wells Fargo has appealed the order to the Ninth Circuit. On August 5, 2013, the District Court entered a judgment against Wells Fargo in the approximate amount of $203 million, together with post-judgment interest thereon from October 25, 2010.

OUTLOOK When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was $1.1 billion as of June 30, 2013. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the

Note 11: Legal Actions (continued)

matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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

	June 30, 2013			December 31, 2012
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Asset derivatives	Liability derivatives		Asset derivatives	Liability derivatives
(in millions)

Derivatives designated as hedging instruments
Interest rate contracts (1)	$92,977	5,460	2,372	92,004	7,284	2,696
Foreign exchange contracts	28,260	1,158	740	27,382	1,808	274

Total derivatives designated as qualifying hedging instruments		6,618	3,112		9,092	2,970

Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	285,161	3,554	2,819	334,555	450	694
Equity contracts	1,621	183	64	75	-	50
Foreign exchange contracts	4,353	28	38	3,074	3	64
Credit contracts - protection purchased	2	-	1	16	-	-
Other derivatives	2,212	-	36	2,296	-	78

Subtotal		3,765	2,958		453	886
Customer accommodation, trading and other free-standing derivatives:
Interest rate contracts	3,092,710	52,798	55,248	2,774,783	63,617	65,305
Commodity contracts	97,725	3,024	3,068	90,732	3,456	3,590
Equity contracts	77,978	5,019	5,045	71,958	3,783	4,114
Foreign exchange contracts	193,143	3,664	3,374	166,061	3,713	3,241
Credit contracts - protection sold	22,527	289	2,040	26,455	315	2,623
Credit contracts - protection purchased	26,237	1,244	309	29,021	1,495	329
Other derivatives	241	-	-	-	-	-

Subtotal		66,038	69,084		76,379	79,202

Total derivatives not designated as hedging instruments		69,803	72,042		76,832	80,088

Total derivatives before netting		76,421	75,154		85,924	83,058

Netting (3)		(58,551)	(63,998)		(62,108)	(71,116)

Total		$17,870	11,156		23,816	11,942

(1)	Notional amounts presented exclude $2.7 billion at June 30, 2013, and $4.7 billion at December 31, 2012, of certain derivatives that are combined for designation as a hedge on a single instrument.
(2)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans and other interests held.
(3)	Represents balance sheet netting of derivative asset and liability balances, and related cash collateral. See the next table in this Note for further information.

The following table provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” in the following table include $61.2 billion and $66.5 billion of gross derivative assets and liabilities, respectively, at June 30, 2013, and $68.9 billion and $75.8 billion, respectively, at December 31, 2012, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $15.2 billion and $8.7 billion, respectively, at June 30, 2013 and $17.0 billion and $7.3 billion, respectively, at December 31, 2012, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.

We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement. We disclose the balance sheet netting amounts within the column titled “Gross amounts offset in consolidated balance sheet.” Balance sheet netting adjustments are determined at the counterparty level for which there may be multiple contract types. For disclosure purposes, we allocate these adjustments to the contract type for each counterparty proportionally based upon the “Gross amounts recognized” by counterparty. As a result, the net amounts disclosed by contract type may not represent the actual exposure upon settlement of the contracts.

Balance sheet netting does not include non-cash collateral that we pledge. For disclosure purposes, we present these amounts in the column “Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)” within the table. We determine and allocate the Disclosure-only netting amounts in the same manner as balance sheet netting amounts.

Note 12: Derivatives (continued)

The “Net amounts” column within the following table represents the aggregate of our net exposure to each counterparty after considering the balance sheet and Disclosure-only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty specific credit risk limits, using master netting arrangements and obtaining collateral. Derivative contracts executed in over the counter markets are typically bilateral contractual arrangements that are not cleared through a central clearing party and are subject to master netting arrangements. The percentage of derivatives executed in such markets, based on gross fair value, is provided within the next table. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 10.

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet (2)	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (3)	Net amounts	Percent exchanged in over-the-counter market (4)
June 30, 2013
Derivative assets
Interest rate contracts	$61,812	(50,346)	11,466	(908)	10,558	78%
Commodity contracts	3,024	(871)	2,153	(69)	2,084	43
Equity contracts	5,202	(2,382)	2,820	(18)	2,802	89
Foreign exchange contracts	4,850	(3,703)	1,147	-	1,147	100
Credit contracts-protection sold	289	(249)	40	-	40	96
Credit contracts-protection purchased	1,244	(1,000)	244	(35)	209	100

Total derivative assets	$76,421	(58,551)	17,870	(1,030)	16,840
Derivative liabilities
Interest rate contracts	$60,439	(54,972)	5,467	(296)	5,171	78%
Commodity contracts	3,068	(1,173)	1,895	(3)	1,892	83
Equity contracts	5,109	(2,746)	2,363	(114)	2,249	94
Foreign exchange contracts	4,152	(2,924)	1,228	-	1,228	100
Credit contracts-protection sold	2,040	(1,913)	127	-	127	100
Credit contracts-protection purchased	310	(270)	40	-	40	94
Other contracts	36	-	36	-	36	100

Total derivative liabilities	$75,154	(63,998)	11,156	(413)	10,743
December 31, 2012
Derivative assets
Interest rate contracts	$71,351	(53,708)	17,643	(2,692)	14,951	94%
Commodity contracts	3,456	(1,080)	2,376	(27)	2,349	48
Equity contracts	3,783	(2,428)	1,355	-	1,355	89
Foreign exchange contracts	5,524	(3,449)	2,075	(105)	1,970	100
Credit contracts-protection sold	315	(296)	19	(4)	15	100
Credit contracts-protection purchased	1,495	(1,147)	348	(56)	292	100

Total derivative assets	$85,924	(62,108)	23,816	(2,884)	20,932
Derivative liabilities
Interest rate contracts	$68,695	(62,559)	6,136	(287)	5,849	92%
Commodity contracts	3,590	(1,394)	2,196	-	2,196	79
Equity contracts	4,164	(2,618)	1,546	-	1,546	95
Foreign exchange contracts	3,579	(1,804)	1,775	(55)	1,720	100
Credit contracts-protection sold	2,623	(2,450)	173	-	173	100
Credit contracts-protection purchased	329	(291)	38	-	38	100
Other contracts	78	-	78	-	78	100

Total derivative liabilities	$83,058	(71,116)	11,942	(342)	11,600

(1)	Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $311 million and $352 million related to derivative assets and $87 million and $68 million related to derivative liabilities as of June 30, 2013, and December 31, 2012, respectively. Cash collateral totaled $5.4 billion and $11.0 billion, netted against derivative assets and liabilities, respectively, at June 30, 2013, and $5.0 billion and $14.5 billion, respectively, at December 31, 2012.
(2)	Net derivative assets of $14.2 billion and $18.3 billion are classified in Trading assets as of June 30, 2013, and December 31, 2012, respectively. $3.7 billion and $5.5 billion are classified in Other assets in the consolidated balance sheet as of June 30, 2013, and December 31, 2012, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.
(3)	Represents non-cash collateral pledged and received against derivative assets and liabilities with the same counterparty that are subject to enforceable master netting arrangements. U.S. GAAP does not permit netting of such non-cash collateral balances in the consolidated balance sheet but requires disclosure of these amounts.
(4)	Calculated based on Gross amounts recognized as of the respective balance sheet date. The remaining percentage represents exchange-traded derivatives and derivatives cleared through central clearinghouses.

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

The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains
(in millions)	Securities available for sale	Mortgages held for sale	Long-term debt	Securities available for sale	Long-term debt	(losses) on fair value hedges

Quarter ended June 30, 2013
Net interest income (expense) recognized on derivatives	$(136)	2	395	(2)	69	328

Gains (losses) recorded in noninterest income
Recognized on derivatives	899	(11)	(1,666)	104	(607)	(1,281)
Recognized on hedged item	(890)	4	1,576	(100)	557	1,147

Net recognized on fair value hedges (ineffective portion) (1)	$9	(7)	(90)	4	(50)	(134)

Quarter ended June 30, 2012
Net interest income (expense) recognized on derivatives	$(113)	1	447	(1)	60	394

Gains (losses) recorded in noninterest income
Recognized on derivatives	(512)	(11)	1,202	145	(717)	107
Recognized on hedged item	494	8	(1,014)	(148)	770	110

Net recognized on fair value hedges (ineffective portion) (1)	$(18)	(3)	188	(3)	53	217

Six months ended June 30, 2013
Net interest income (expense) recognized on derivatives	$(261)	3	792	(2)	137	669

Gains (losses) recorded in noninterest income
Recognized on derivatives	1,203	(9)	(2,394)	312	(1,380)	(2,268)
Recognized on hedged item	(1,178)	(1)	2,264	(303)	1,328	2,110

Net recognized on fair value hedges (ineffective portion) (1)	$25	(10)	(130)	9	(52)	(158)

Six months ended June 30, 2012
Net interest income (expense) recognized on derivatives	$(225)	1	866	(4)	131	769

Gains (losses) recorded in noninterest income
Recognized on derivatives	(210)	(6)	334	186	(151)	153
Recognized on hedged item	198	2	(212)	(162)	122	(52)

Net recognized on fair value hedges (ineffective portion) (1)	$(12)	(4)	122	24	(29)	101

(1)	The second quarter and first half of 2013 included $(1) million and $(4) million, respectively, and the second quarter and first half of 2012 included $(1) million and $(2) million, respectively, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency securities available for sale and long-term debt that were excluded from the assessment of hedge effectiveness.

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

Based upon current interest rates, we estimate that $309 million (pre tax) of deferred net gains on derivatives in OCI at June 30, 2013, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 5 years for both hedges of floating-rate debt and floating-rate commercial loans.

The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Gains (losses) (pre tax) recognized in OCI on derivatives	$(10)	(3)	(3)	39
Gains (pre tax) reclassified from cumulative OCI into net income	69	99	156	206
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (1)	1	(1)	1	(1)

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

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

The derivatives used to hedge MSRs measured at fair value, which include swaps, swaptions, constant maturity mortgages, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative losses of $1.8 billion and $2.4 billion in second quarter 2013 and first half 2013, respectively and net derivative gains of $2.0 billion and $2.1 billion in second quarter 2012 and first half of 2012, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net liability of $1.5 billion at June 30, 2013 and a net asset of $87 million at December 31, 2012. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as substantially all residential MHFS, is hedged with free-standing derivatives (economic hedges) such as swaps, forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For the fair value measurement of interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan. Fair value changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand can also cause changes in the value of the underlying loan value that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net liability of $615 million at June 30, 2013 and a net asset of $497 million at December 31, 2012, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.

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

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (1)	$1,347	(630)	1,728	(826)
Other (2)	74	(75)	98	(33)
Equity contracts (3)	(24)	1	(38)	1
Foreign exchange contracts (2)	12	84	20	(1)
Credit contracts (2)	(2)	(5)	(6)	(10)

Subtotal	1,407	(625)	1,802	(869)
Net gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (4)	(1,176)	2,471	(906)	3,542
Other (5)	376	90	581	330
Commodity contracts (5)	63	(21)	224	(44)
Equity contracts (5)	(7)	206	(257)	(79)
Foreign exchange contracts (5)	138	120	415	249
Credit contracts (5)	28	(48)	(20)	11
Other (5)	-	1	-	-

Subtotal	(578)	2,819	37	4,009
Net gains recognized related to derivatives not designated as hedging instruments	$829	2,194	1,839	3,140

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.
(2)	Predominantly included in other noninterest income.
(3)	Predominantly included in net gains (losses) from equity investments.
(4)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.
(5)	Predominantly included in net gains from trading activities in noninterest income.

Note 12: Derivatives (continued)

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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold - non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities

June 30, 2013
Credit default swaps on:
Corporate bonds	$104	12,727	6,559	6,982	5,745	7,319	2013-2021
Structured products	1,439	1,971	1,599	811	1,160	364	2016-2056
Credit protection on:
Default swap index	5	3,753	363	3,417	336	586	2014-2018
Commercial mortgage-backed securities index	438	1,203	240	634	569	545	2049-2052
Asset-backed securities index	53	60	60	4	56	90	2037-2046
Other	1	2,813	2,795	24	2,789	5,461	2013-2056
Total credit derivatives	$2,040	22,527	11,616	11,872	10,655	14,365

December 31, 2012
Credit default swaps on:
Corporate bonds	$240	15,845	8,448	9,636	6,209	7,701	2013-2021
Structured products	1,787	2,433	2,039	948	1,485	393	2016-2056
Credit protection on:
Default swap index	4	3,520	348	3,444	76	616	2013-2017
Commercial mortgage-backed securities index	531	1,249	861	790	459	524	2049-2052
Asset-backed securities index	57	64	64	6	58	92	2037-2046
Other	4	3,344	3,344	106	3,238	4,655	2013-2056
Total credit derivatives	$2,623	26,455	15,104	14,930	11,525	13,981

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

Credit-Risk Contingent Features

Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $15.0 billion at June 30, 2013, and $16.2 billion at December 31, 2012, respectively, for which we posted $11.3 billion and $14.3 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on June 30, 2013, or December 31, 2012, we would have been required to post additional collateral of $3.8 billion or $1.9 billion, respectively, or potentially settle the contract in an amount equal to its fair value.

Counterparty Credit Risk

By using derivatives, we are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to legally enforceable master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the applicable requirements, including determining the legal enforceability of the arrangement, it is our policy to present derivatives balances and related cash collateral amounts net in the balance sheet. We incorporate credit valuation adjustments (“CVA”) to reflect counterparty credit risk in determining the fair value of our derivatives. Such adjustments, which consider the effects of enforceable master netting agreements and collateral arrangements, reflect market-based views of the credit quality of each counterparty. Our CVA calculation is determined based on observed credit spreads in the credit default swap market and indices indicative of the credit quality of the counterparties to our derivatives.

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

See Note 1 in our 2012 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments not recorded at fair value, see Note 17 in our 2012 Form 10-K.

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

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

June 30, 2013
Trading assets (excluding derivatives)	$-	332	5	1,431	1,423	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	520	5,863	-
Securities of U.S. states and political subdivisions	-	-	-	-	37,050	68
Mortgage-backed securities	-	749	1	-	143,074	286
Other debt securities (1)	-	15,019	2,719	-	28,620	109

Total debt securities	-	15,768	2,720	520	214,607	463
Total marketable equity securities	-	-	-	8	805	-

Total securities available for sale	-	15,768	2,720	528	215,412	463

Derivatives (trading and other assets)	-	6	-	-	519	2
Derivatives (liabilities)	-	31	-	-	517	-
Other liabilities	3	166	-	-	144	-

December 31, 2012
Trading assets (excluding derivatives)	$-	406	8	1,314	1,016	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	915	6,231	-
Securities of U.S. states and political subdivisions	-	-	-	-	35,036	-
Mortgage-backed securities	-	138	4	-	121,703	292
Other debt securities (1)	-	1,516	12,465	-	28,314	149

Total debt securities	-	1,654	12,469	915	191,284	441
Total marketable equity securities	-	3	-	29	774	-

Total securities available for sale	-	1,657	12,469	944	192,058	441

Derivatives (trading and other assets)	-	8	-	-	602	-
Derivatives (liabilities)	-	26	-	-	634	-
Other liabilities	-	121	-	-	104	-

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting		Total
June 30, 2013
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$6,849	3,466	-	-		10,315
Securities of U.S. states and political subdivisions	-	2,354	40	-		2,394
Collateralized loan and other debt obligations (1)	-	191	495	-		686
Corporate debt securities	-	7,763	14	-		7,777
Mortgage-backed securities	-	14,436	9	-		14,445
Asset-backed securities	-	821	109	-		930
Equity securities	4,085	112	-	-		4,197

Total trading securities (2)	10,934	29,143	667	-		40,744

Other trading assets	2,305	1,300	63	-		3,668
Total trading assets (excluding derivatives)	13,239	30,443	730	-		44,412

Securities of U.S. Treasury and federal agencies	520	5,863	-	-		6,383
Securities of U.S. states and political subdivisions	-	37,131	3,759 (3)	-		40,890
Mortgage-backed securities:
Federal agencies	-	110,561	-	-		110,561
Residential	-	14,019	98	-		14,117
Commercial	-	19,112	194	-		19,306
Total mortgage-backed securities	-	143,692	292	-		143,984

Corporate debt securities	84	20,675	243	-		21,002
Collateralized loan and other debt obligations (4)	-	13,974	3,227 (3)	-		17,201
Asset-backed securities:
Auto loans and leases	-	14	4,872 (3)	-		4,886
Home equity loans	-	857	-	-		857
Other asset-backed securities	-	7,715	2,948 (3)	-		10,663
Total asset-backed securities	-	8,586	7,820	-		16,406

Other debt securities	-	816	-	-		816

Total debt securities	604	230,737	15,341	-		246,682

Marketable equity securities:
Perpetual preferred securities (5)	573	799	788 (3)	-		2,160
Other marketable equity securities	583	14	-	-		597
Total marketable equity securities	1,156	813	788	-		2,757

Total securities available for sale	1,760	231,550	16,129	-		249,439

Mortgages held for sale	-	32,761	2,641	-		35,402
Loans held for sale	-	2	-	-		2
Loans	-	228	5,860	-		6,088
Mortgage servicing rights (residential)	-	-	14,185	-		14,185
Derivative assets:
Interest rate contracts	31	61,357	424	-		61,812
Commodity contracts	-	3,006	18	-		3,024
Equity contracts	592	3,516	1,094	-		5,202
Foreign exchange contracts	45	4,805	-	-		4,850
Credit contracts	-	886	647	-		1,533
Other derivative contracts	-	-	-	-		-
Netting	-	-	-	(58,551	) (6)	(58,551)

Total derivative assets (7)	668	73,570	2,183	(58,551)		17,870

Other assets	341	5	731	-		1,077

Total assets recorded at fair value	$16,008	368,559	42,459	(58,551)		368,475

Derivative liabilities:
Interest rate contracts	$(38)	(59,416)	(985)	-		(60,439)
Commodity contracts	-	(3,038)	(30)	-		(3,068)
Equity contracts	(301)	(3,741)	(1,067)	-		(5,109)
Foreign exchange contracts	(39)	(4,084)	(29)	-		(4,152)
Credit contracts	-	(904)	(1,446)	-		(2,350)
Other derivative contracts	-	-	(36)	-		(36)
Netting	-	-	-	63,998	(6)	63,998

Total derivative liabilities (7)	(378)	(71,183)	(3,593)	63,998		(11,156)

Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(4,297)	(1,207)	-	-		(5,504)
Securities of U.S. states and political subdivisions	-	(18)	-	-		(18)
Corporate debt securities	-	(4,612)	-	-		(4,612)
Equity securities	(1,617)	-	-	-		(1,617)
Other securities	-	(233)	-	-		(233)
Total short sale liabilities	(5,914)	(6,070)	-	-		(11,984)

Other liabilities	-	-	(43)	-		(43)

Total liabilities recorded at fair value	$(6,292)	(77,253)	(3,636)	63,998		(23,183)
(1)	Includes collateralized debt obligations of $5 million.
(2)	Net gains (losses) from trading activities recognized in the income statement include $(646) million and $131 million in net unrealized gains (losses) on trading securities held at June 30, 2013 and 2012, respectively.
(3)	Balances consist of securities that are predominantly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.
(4)	Includes collateralized debt obligations of $705 million.
(5)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 for additional information.
(6)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(7)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3	Netting		Total
December 31, 2012
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$5,104	3,774	-	-		8,878
Securities of U.S. states and political subdivisions	-	1,587	46	-		1,633
Collateralized loan and other debt obligations (1)	-	-	742	-		742
Corporate debt securities	-	6,664	52	-		6,716
Mortgage-backed securities	-	13,380	6	-		13,386
Asset-backed securities	-	722	138	-		860
Equity securities	3,481	356	3	-		3,840
Total trading securities(2)	8,585	26,483	987	-		36,055
Other trading assets	2,150	887	76	-		3,113
Total trading assets (excluding derivatives)	10,735	27,370	1,063	-		39,168
Securities of U.S. Treasury and federal agencies	915	6,231	-	-		7,146
Securities of U.S. states and political subdivisions	-	35,045	3,631 (3)	-		38,676
Mortgage-backed securities:
Federal agencies	-	97,285	-	-		97,285
Residential	-	15,837	94	-		15,931
Commercial	-	19,765	203	-		19,968
Total mortgage-backed securities	-	132,887	297	-		133,184
Corporate debt securities	125	20,934	274	-		21,333
Collateralized loan and other debt obligations (4)	-	-	13,188 (3)	-		13,188
Asset-backed securities:
Auto loans and leases	-	7	5,921 (3)	-		5,928
Home equity loans	-	867	51	-		918
Other asset-backed securities	-	7,828	3,283 (3)	-		11,111
Total asset-backed securities	-	8,702	9,255	-		17,957
Other debt securities	-	930	-	-		930
Total debt securities	1,040	204,729	26,645	-		232,414
Marketable equity securities:
Perpetual preferred securities (5)	629	753	794 (3)	-		2,176
Other marketable equity securities	554	55	-	-		609
Total marketable equity securities	1,183	808	794	-		2,785
Total securities available for sale	2,223	205,537	27,439	-		235,199
Mortgages held for sale	-	39,055	3,250	-		42,305
Loans held for sale	-	6	-	-		6
Loans	-	185	6,021	-		6,206
Mortgage servicing rights (residential)	-	-	11,538	-		11,538
Derivative assets:
Interest rate contracts	16	70,277	1,058	-		71,351
Commodity contracts	-	3,386	70	-		3,456
Equity contracts	432	2,747	604	-		3,783
Foreign exchange contracts	19	5,481	24	-		5,524
Credit contracts	-	1,160	650	-		1,810
Other derivative contracts	-	-	-	-		-
Netting	-	-	-	(62,108	)(6)	(62,108)
Total derivative assets (7)	467	83,051	2,406	(62,108)		23,816
Other assets	136	123	162	-		421
Total assets recorded at fair value	$13,561	355,327	51,879	(62,108)		358,659
Derivative liabilities:
Interest rate contracts	$(52)	(68,244)	(399)	-		(68,695)
Commodity contracts	-	(3,541)	(49)	-		(3,590)
Equity contracts	(199)	(3,239)	(726)	-		(4,164)
Foreign exchange contracts	(23)	(3,553)	(3)	-		(3,579)
Credit contracts	-	(1,152)	(1,800)	-		(2,952)
Other derivative contracts	-	-	(78)	-		(78)
Netting	-	-	-	71,116	(6)	71,116
Total derivative liabilities (7)	(274)	(79,729)	(3,055)	71,116		(11,942)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(4,225)	(875)	-	-		(5,100)
Securities of U.S. states and political subdivisions	-	(9)	-	-		(9)
Corporate debt securities	-	(3,941)	-	-		(3,941)
Equity securities	(1,233)	(35)	-	-		(1,268)
Other securities	-	(47)	-	-		(47)
Total short sale liabilities	(5,458)	(4,907)	-	-		(10,365)
Other liabilities	-	(34)	(49)	-		(83)
Total liabilities recorded at fair value	$(5,732)	(84,670)	(3,104)	71,116		(22,390)

(1)	Includes collateralized debt obligations of $21 million.
(2)	Net gains from trading activities recognized in the income statement include $305 million in net unrealized gains on trading securities we held at December 31, 2012.
(3)	Balances consist of securities that are predominantly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.
(4)	Includes collateralized debt obligations of $644 million.
(5)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 for additional information.
(6)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(7)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

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

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended June 30, 2013
Trading securities	$-	(246)	266	(1)	1	(20)	-
Securities available for sale	-	-	165	-	-	(165)	-
Mortgages held for sale	-	-	46	(81)	81	(46)	-
Loans	-	-	58	-	-	(58)	-
Net derivative assets and liabilities	-	-	70	-	-	(70)	-

Total transfers	$-	(246)	605	(82)	82	(359)	-

Quarter ended June 30, 2012
Trading securities	$-	-	-	-	-	-	-
Securities available for sale (3)	-	-	3,943	(14)	14	(3,943)	-
Mortgages held for sale	-	-	64	(84)	84	(64)	-
Loans	-	-	-	-	-	-	-
Net derivative assets and liabilities	-	-	1	-	-	(1)	-

Total transfers	$-	-	4,008	(98)	98	(4,008)	-

Six months ended June 30, 2013
Trading securities (2)	$-	(246)	468	(26)	26	(222)	-
Securities available for sale (2)	17	-	10,841	(17)	-	(10,841)	-
Mortgages held for sale	-	-	139	(178)	178	(139)	-
Loans	-	-	106	-	-	(106)	-
Net derivative assets and liabilities	-	-	49	-	-	(49)	-

Total transfers	$17	(246)	11,603	(221)	204	(11,357)	-

Six months ended June 30, 2012
Trading securities	$-	-	10	(14)	14	(10)	-
Securities available for sale (3)	-	-	4,036	(57)	57	(4,036)	-
Mortgages held for sale	-	-	150	(171)	171	(150)	-
Loans	-	-	-	-	-	-	-
Net derivative assets and liabilities	-	-	13	8	(8)	(13)	-

Total transfers	$-	-	4,209	(234)	234	(4,209)	-

(1)	All transfers in and out of Level 3 are disclosed within the recurring level 3 rollforward table in this Note.
(2)	Consists of $202 million of collateralized loan obligations classified as trading assets and $10.6 billion classified as securities available for sale that we transferred from Level 3 to Level 2 in first quarter 2013 as a result of increased observable market data in the valuation of such instruments.
(3)	Includes $3.9 billion of securities of U.S. states and political subdivisions that we transferred from Level 3 to Level 2 during second quarter 2012 as a result of increased use of observable market data in the valuation of such instruments. This transfer was done in conjunction with a change in our valuation technique from an internal model based upon unobservable inputs to third party vendor pricing based upon market observable data.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2013, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Quarter ended June 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$36	(1)	-	5	-	-	40	-
Collateralized loan and other debt obligations	505	25	-	(35)	-	-	495	(13)
Corporate debt securities	29	-	-	(16)	1	-	14	(1)
Mortgage-backed securities	5	1	-	3	-	-	9	-
Asset-backed securities	143	(3)	-	(11)	-	(20)	109	(10)
Equity securities	-	-	-	-	-	-	-	-
Total trading securities	718	22	-	(54)	1	(20)	667	(24)
Other trading assets	70	(7)	-	-	-	-	63	(2)
Total trading assets (excluding derivatives)	788	15	-	(54)	1	(20)	730	(26	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	3,529	2	(58)	451	-	(165)	3,759	-
Mortgage-backed securities:
Residential	95	1	5	(3)	-	-	98	-
Commercial	192	(4)	9	(3)	-	-	194	(3)
Total mortgage-backed securities	287	(3)	14	(6)	-	-	292	(3)
Corporate debt securities	281	2	(17)	(23)	-	-	243	-
Collateralized loan and other debt obligations	2,938	(3)	22	270	-	-	3,227	-
Asset-backed securities:
Auto loans and leases	5,704	-	(34)	(798)	-	-	4,872	-
Home equity loans	-	-	-	-	-	-	-	-
Other asset-backed securities	3,436	(4)	5	(489)	-	-	2,948	(7)
Total asset-backed securities	9,140	(4)	(29)	(1,287)	-	-	7,820	(7)
Total debt securities	16,175	(6)	(68)	(595)	-	(165)	15,341	(10	)(4)
Marketable equity securities:
Perpetual preferred securities	807	2	2	(23)	-	-	788	-
Other marketable equity securities	-	-	-	-	-	-	-	-
Total marketable equity securities	807	2	2	(23)	-	-	788	-	(5)
Total securities available for sale	16,982	(4)	(66)	(618)	-	(165)	16,129	(10)
Mortgages held for sale	3,187	34	-	(615)	81	(46)	2,641	(54	)(6)
Loans	5,975	(107)	-	50	-	(58)	5,860	(99	)(6)
Mortgage servicing rights	12,061	1,225	-	899	-	-	14,185	1,867	(6)
Net derivative assets and liabilities:
Interest rate contracts	558	(1,251)	-	132	-	-	(561)	(707)
Commodity contracts	(3)	(3)	-	(8)	-	2	(12)	20
Equity contracts	(129)	10	-	218	-	(72)	27	(3)
Foreign exchange contracts	(34)	(1)	-	6	-	-	(29)	9
Credit contracts	(1,025)	-	-	226	-	-	(799)	30
Other derivative contracts	(52)	15	-	1	-	-	(36)	-
Total derivative contracts	(685)	(1,230)	-	575	-	(70)	(1,410)	(651	)(7)
Other assets	348	38	-	345	-	-	731	16	(3)
Short sale liabilities	(8)	-	-	8	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(48)	5	-	-	-	-	(43)	4	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities, equity investments and other noninterest income in the income statement.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2013.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$46	(41)	-	-	5
Collateralized loan and other debt obligations	270	(302)	-	(3)	(35)
Corporate debt securities	8	(24)	-	-	(16)
Mortgage-backed securities	4	(1)	-	-	3
Asset-backed securities	6	(7)	-	(10)	(11)
Equity securities	-	-	-	-	-

Total trading securities	334	(375)	-	(13)	(54)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	334	(375)	-	(13)	(54)
Securities available for sale:
Securities of U.S. states and political subdivisions	-	-	630	(179)	451
Mortgage-backed securities:
Residential	-	-	-	(3)	(3)
Commercial	-	-	-	(3)	(3)

Total mortgage-backed securities	-	-	-	(6)	(6)
Corporate debt securities	-	-	-	(23)	(23)
Collateralized loan and other debt obligations	371	-	-	(101)	270
Asset-backed securities:
Auto loans and leases	1	-	156	(955)	(798)
Home equity loans	-	-	-	-	-
Other asset-backed securities	11	(2)	306	(804)	(489)

Total asset-backed securities	12	(2)	462	(1,759)	(1,287)

Total debt securities	383	(2)	1,092	(2,068)	(595)
Marketable equity securities:
Perpetual preferred securities	-	(20)	-	(3)	(23)
Other marketable equity securities	-	-	-	-	-

Total marketable equity securities	-	(20)	-	(3)	(23)

Total securities available for sale	383	(22)	1,092	(2,071)	(618)
Mortgages held for sale	101	(572)	-	(144)	(615)
Loans	21	-	115	(86)	50
Mortgage servicing rights	-	(161)	1,060	-	899
Net derivative assets and liabilities:
Interest rate contracts	-	8	-	124	132
Commodity contracts	1	(1)	-	(8)	(8)
Equity contracts	170	(142)	-	190	218
Foreign exchange contracts	-	-	-	6	6
Credit contracts	8	(2)	-	220	226
Other derivative contracts	-	-	-	1	1
Total derivative contracts	179	(137)	-	533	575
Other assets	360	(1)	-	(14)	345
Short sale liabilities	8	-	-	-	8
Other liabilities (excluding derivatives)	-	-	(1)	1	-

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2012, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Quarter ended June 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$103	-	-	(45)	-	-	58	-
Collateralized loan and other debt obligations	1,539	1	-	(267)	-	-	1,273	(11)
Corporate debt securities	132	(2)	-	(74)	-	-	56	(1)
Mortgage-backed securities	54	4	-	35	-	-	93	2
Asset-backed securities	164	17	-	(2)	-	-	179	12
Equity securities	3	1	-	(1)	-	-	3	-
Total trading securities	1,995	21	-	(354)	-	-	1,662	2
Other trading assets	108	(17)	-	-	-	-	91	(11)
Total trading assets (excluding derivatives)	2,103	4	-	(354)	-	-	1,753	(9	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	12,514	(1)	30	863	-	(3,901)	9,505	(3)
Mortgage-backed securities:
Residential	58	11	10	(34)	1	(31)	15	-
Commercial	232	1	(1)	(43)	-	-	189	(1)
Total mortgage-backed securities	290	12	9	(77)	1	(31)	204	(1)
Corporate debt securities	308	(2)	(16)	(4)	-	-	286	-
Collateralized loan and other debt obligations	9,163	28	(6)	(38)	-	-	9,147	-
Asset-backed securities:
Auto loans and leases	6,913	2	(13)	(696)	-	-	6,206	-
Home equity loans	257	4	(4)	(2)	13	(11)	257	(4)
Other asset-backed securities	2,869	(26)	5	226	-	-	3,074	(16)
Total asset-backed securities	10,039	(20)	(12)	(472)	13	(11)	9,537	(20)
Total debt securities	32,314	17	5	272	14	(3,943)	28,679	(24	)(4)
Marketable equity securities:
Perpetual preferred securities	1,173	40	(32)	(254)	-	-	927	-
Other marketable equity securities	3	1	-	(2)	-	-	2	-
Total marketable equity securities	1,176	41	(32)	(256)	-	-	929	-	(5)
Total securities available for sale	33,490	58	(27)	16	14	(3,943)	29,608	(24)
Mortgages held for sale	3,330	1	-	(23)	84	(64)	3,328	1	(6)
Loans	25	-	-	(1)	-	-	24	-	(6)
Mortgage servicing rights	13,578	(2,343)	-	846	-	-	12,081	(1,631	)(6)
Net derivative assets and liabilities:
Interest rate contracts	335	2,528	-	(1,957)	-	-	906	778
Commodity contracts	(14)	22	-	(4)	-	-	4	9
Equity contracts	(180)	51	-	(140)	-	-	(269)	(505)
Foreign exchange contracts	16	(25)	-	11	-	(1)	1	(15)
Credit contracts	(1,753)	(60)	-	156	-	-	(1,657)	(7)
Other derivative contracts	(66)	(40)	-	-	-	-	(106)	-
Total derivative contracts	(1,662)	2,476	-	(1,934)	-	(1)	(1,121)	260	(7)
Other assets	228	7	-	(10)	-	-	225	5	(3)
Short sale liabilities	-	-	-	(9)	-	-	(9)	-	(3)
Other liabilities (excluding derivatives)	(42)	(3)	-	(200)	-	-	(245)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2012.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$9	(54)	-	-	(45)
Collateralized loan and other debt obligations	181	(448)	-	-	(267)
Corporate debt securities	70	(144)	-	-	(74)
Mortgage-backed securities	41	(6)	-	-	35
Asset-backed securities	26	(16)	-	(12)	(2)
Equity securities	1	(2)	-	-	(1)

Total trading securities	328	(670)	-	(12)	(354)

Other trading assets	-	-	-	-	-

Total trading assets
(excluding derivatives)	328	(670)	-	(12)	(354)
Securities available for sale:
Securities of U.S. states and political subdivisions	978	(2)	312	(425)	863
Mortgage-backed securities:
Residential	1	(34)	-	(1)	(34)
Commercial	10	-	-	(53)	(43)

Total mortgage-backed securities	11	(34)	-	(54)	(77)
Corporate debt securities	-	-	-	(4)	(4)
Collateralized loan and other debt obligations	665	(185)	-	(518)	(38)
Asset-backed securities:
Auto loans and leases	205	-	147	(1,048)	(696)
Home equity loans	-	(2)	-	-	(2)
Other asset-backed securities	503	(68)	425	(634)	226

Total asset-backed securities	708	(70)	572	(1,682)	(472)

Total debt securities	2,362	(291)	884	(2,683)	272
Marketable equity securities:
Perpetual preferred securities	-	-	-	(254)	(254)
Other marketable equity securities	-	(1)	-	(1)	(2)

Total marketable equity securities	-	(1)	-	(255)	(256)

Total securities available for sale	2,362	(292)	884	(2,938)	16
Mortgages held for sale	144	-	-	(167)	(23)
Loans	-	-	-	(1)	(1)
Mortgage servicing rights	-	(293)	1,139	-	846
Net derivative assets and liabilities:
Interest rate contracts	-	1	-	(1,958)	(1,957)
Commodity contracts	(5)	7	-	(6)	(4)
Equity contracts	(11)	(17)	-	(112)	(140)
Foreign exchange contracts	-	-	-	11	11
Credit contracts	(6)	3	-	159	156
Other derivative contracts	-	-	-	-	-

Total derivative contracts	(22)	(6)	-	(1,906)	(1,934)
Other assets	14	-	-	(24)	(10)
Short sale liabilities	-	(9)	-	-	(9)
Other liabilities (excluding derivatives)	-	8	(208)	-	(200)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Six months ended June 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$46	2	-	(8)	-	-	40	-
Collateralized loan and other debt obligations	742	64	-	(109)	-	(202)	495	(11)
Corporate debt securities	52	2	-	(41)	1	-	14	-
Mortgage-backed securities	6	1	-	2	-	-	9	1
Asset-backed securities	138	2	-	(36)	25	(20)	109	(9)
Equity securities	3	-	-	(3)	-	-	-	-
Total trading securities	987	71	-	(195)	26	(222)	667	(19)
Other trading assets	76	(13)	-	-	-	-	63	(4)
Total trading assets (excluding derivatives)	1,063	58	-	(195)	26	(222)	730	(23	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	3,631	4	(67)	356	-	(165)	3,759	-
Mortgage-backed securities:
Residential	94	(3)	11	(3)	-	(1)	98	-
Commercial	203	(7)	17	(8)	-	(11)	194	(3)
Total mortgage-backed securities	297	(10)	28	(11)	-	(12)	292	(3)
Corporate debt securities	274	4	(9)	(23)	-	(3)	243	-
Collateralized loan and other debt obligations	13,188	(4)	91	565	-	(10,613)	3,227	-
Asset-backed securities:
Auto loans and leases	5,921	-	(25)	(1,024)	-	-	4,872	-
Home equity loans	51	3	(1)	(5)	-	(48)	-	-
Other asset-backed securities	3,283	24	-	(359)	-	-	2,948	(7)
Total asset-backed securities	9,255	27	(26)	(1,388)	-	(48)	7,820	(7)
Total debt securities	26,645	21	17	(501)	-	(10,841)	15,341	(10	)(4)
Marketable equity securities:
Perpetual preferred securities	794	3	23	(32)	-	-	788	-
Other marketable equity securities	-	-	-	-	-	-	-	-
Total marketable equity securities	794	3	23	(32)	-	-	788	-	(5)
Total securities available for sale	27,439	24	40	(533)	-	(10,841)	16,129	(10)
Mortgages held for sale	3,250	27	-	(675)	178	(139)	2,641	(62	)(6)
Loans	6,021	(154)	-	99	-	(106)	5,860	(137	)(6)
Mortgage servicing rights	11,538	1,236	-	1,411	-	-	14,185	2,628	(6)
Net derivative assets and liabilities:
Interest rate contracts	659	(983)	-	(237)	-	-	(561)	(710)
Commodity contracts	21	7	-	(31)	-	(9)	(12)	26
Equity contracts	(122)	(29)	-	218	-	(40)	27	(31)
Foreign exchange contracts	21	(54)	-	4	-	-	(29)	(46)
Credit contracts	(1,150)	(13)	-	364	-	-	(799)	37
Other derivative contracts	(78)	41	-	1	-	-	(36)	-
Total derivative contracts	(649)	(1,031)	-	319	-	(49)	(1,410)	(724	)(7)
Other assets	162	36	-	533	-	-	731	39	(3)
Short sale liabilities	-	-	-	-	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(49)	6	-	-	-	-	(43)	4	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities, equity investments and other noninterest income in the income statement.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$123	(131)	-	-	(8)
Collateralized loan and other debt obligations	519	(625)	-	(3)	(109)
Corporate debt securities	66	(107)	-	-	(41)
Mortgage-backed securities	4	(2)	-	-	2
Asset-backed securities	12	(27)	-	(21)	(36)
Equity securities	-	(3)	-	-	(3)

Total trading securities	724	(895)	-	(24)	(195)

Other trading assets	-	-	-	-	-

Total trading assets
(excluding derivatives)	724	(895)	-	(24)	(195)
Securities available for sale:
Securities of U.S. states and political subdivisions	-	(67)	705	(282)	356
Mortgage-backed securities:
Residential	-	-	-	(3)	(3)
Commercial	-	(1)	-	(7)	(8)

Total mortgage-backed securities	-	(1)	-	(10)	(11)
Corporate debt securities	-	-	-	(23)	(23)
Collateralized loan and other debt obligations	773	(14)	-	(194)	565
Asset-backed securities:
Auto loans and leases	352	-	304	(1,680)	(1,024)
Home equity loans	-	(5)	-	-	(5)
Other asset-backed securities	522	(36)	608	(1,453)	(359)

Total asset-backed securities	874	(41)	912	(3,133)	(1,388)

Total debt securities	1,647	(123)	1,617	(3,642)	(501)
Marketable equity securities:
Perpetual preferred securities	-	(20)	-	(12)	(32)
Other marketable equity securities	-	-	-	-	-

Total marketable equity securities	-	(20)	-	(12)	(32)

Total securities available for sale	1,647	(143)	1,617	(3,654)	(533)
Mortgages held for sale	203	(572)	-	(306)	(675)
Loans	22	-	232	(155)	99
Mortgage servicing rights	-	(584)	1,995	-	1,411
Net derivative assets and liabilities:
Interest rate contracts	-	9	-	(246)	(237)
Commodity contracts	2	(2)	-	(31)	(31)
Equity contracts	269	(209)	-	158	218
Foreign exchange contracts	-	-	-	4	4
Credit contracts	5	(1)	-	360	364
Other derivative contracts	-	-	-	1	1

Total derivative contracts	276	(203)	-	246	319
Other assets	557	(1)	-	(23)	533
Short sale liabilities	8	(8)	-	-	-
Other liabilities (excluding derivatives)	-	-	(4)	4	-

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales,				Net unrealized gains (losses) included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income	issuances and settlements, net (1)	Transfers into Level 3	Transfers out of Level 3	Balance, end of period	income related to assets and liabilities held at period end (2)
Six months ended June 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$53	-	-	5	-	-	58	(1)
Collateralized loan and other debt obligations	1,582	18	-	(327)	-	-	1,273	(16)
Corporate debt securities	97	(2)	-	(39)	-	-	56	(2)
Mortgage-backed securities	108	3	-	(8)	-	(10)	93	(2)
Asset-backed securities	190	28	-	(53)	14	-	179	16
Equity securities	4	1	-	(2)	-	-	3	-
Total trading securities	2,034	48	-	(424)	14	(10)	1,662	(5)
Other trading assets	115	(24)	-	-	-	-	91	(11)
Total trading assets (excluding derivatives)	2,149	24	-	(424)	14	(10)	1,753	(16	)(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	11,516	(5)	194	1,701	-	(3,901)	9,505	(10)
Mortgage-backed securities:
Residential	61	11	11	(35)	28	(61)	15	(1)
Commercial	232	(14)	21	(50)	-	-	189	(17)
Total mortgage-backed securities	293	(3)	32	(85)	28	(61)	204	(18)
Corporate debt securities	295	3	(5)	(8)	1	-	286	-
Collateralized loan and other debt obligations	8,599	85	177	286	-	-	9,147	-
Asset-backed securities:
Auto loans and leases	6,641	3	7	(445)	-	-	6,206	-
Home equity loans	282	11	14	(3)	27	(74)	257	(4)
Other asset-backed securities	2,863	(23)	62	171	1	-	3,074	(21)
Total asset-backed securities	9,786	(9)	83	(277)	28	(74)	9,537	(25)
Total debt securities	30,489	71	481	1,617	57	(4,036)	28,679	(53	)(4)
Marketable equity securities:
Perpetual preferred securities	1,344	71	(24)	(464)	-	-	927	-
Other marketable equity securities	23	1	(15)	(7)	-	-	2	-
Total marketable equity securities	1,367	72	(39)	(471)	-	-	929	-	(5)
Total securities available for sale	31,856	143	442	1,146	57	(4,036)	29,608	(53)
Mortgages held for sale	3,410	(34)	-	(69)	171	(150)	3,328	(30	)(6)
Loans	23	-	-	1	-	-	24	-	(6)
Mortgage servicing rights	12,603	(3,144)	-	2,622	-	-	12,081	(1,789	)(6)
Net derivative assets and liabilities:
Interest rate contracts	609	3,686	-	(3,389)	-	-	906	776
Commodity contracts	-	23	-	(11)	(8)	-	4	13
Equity contracts	(75)	(44)	-	(137)	-	(13)	(269)	(629)
Foreign exchange contracts	(7)	2	-	6	-	-	1	8
Credit contracts	(1,998)	111	-	230	-	-	(1,657)	56
Other derivative contracts	(117)	11	-	-	-	-	(106)	-
Total derivative contracts	(1,588)	3,789	-	(3,301)	(8)	(13)	(1,121)	224	(7)
Other assets	244	4	-	(23)	-	-	225	(2	)(3)
Short sale liabilities	-	-	-	(9)	-	-	(9)	-	(3)
Other liabilities (excluding derivatives)	(44)	(2)	-	(199)	-	-	(245)	-	(6)

(1)	See next page for detail.
(2)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in trading activities and other noninterest income in the income statement.
(4)	Included in debt securities available for sale in the income statement.
(5)	Included in equity investments in the income statement.
(6)	Included in mortgage banking and other noninterest income in the income statement.
(7)	Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and political subdivisions	$68	(63)	-	-	5
Collateralized loan and other debt obligations	371	(698)	-	-	(327)
Corporate debt securities	151	(190)	-	-	(39)
Mortgage-backed securities	44	(52)	-	-	(8)
Asset-backed securities	98	(127)	-	(24)	(53)
Equity securities	1	(3)	-	-	(2)

Total trading securities	733	(1,133)	-	(24)	(424)

Total trading assets
(excluding derivatives)	733	(1,133)	-	(24)	(424)
Securities available for sale:
Securities of U.S. states and political subdivisions	1,560	(2)	900	(757)	1,701
Mortgage-backed securities:
Residential	1	(34)	-	(2)	(35)
Commercial	10	-	-	(60)	(50)

Total mortgage-backed securities	11	(34)	-	(62)	(85)
Corporate debt securities	-	-	-	(8)	(8)
Collateralized loan and other debt obligations	1,215	(185)	-	(744)	286
Asset-backed securities:
Auto loans and leases	2,040	-	310	(2,795)	(445)
Home equity loans	-	(2)	-	(1)	(3)
Other asset-backed securities	902	(94)	760	(1,397)	171

Total asset-backed securities	2,942	(96)	1,070	(4,193)	(277)

Total debt securities	5,728	(317)	1,970	(5,764)	1,617
Marketable equity securities:
Perpetual preferred securities	-	-	-	(464)	(464)
Other marketable equity securities	-	(5)	-	(2)	(7)

Total marketable equity securities	-	(5)	-	(466)	(471)

Total securities available for sale	5,728	(322)	1,970	(6,230)	1,146
Mortgages held for sale	255	-	-	(324)	(69)
Loans	2	-	-	(1)	1
Mortgage servicing rights	-	(293)	2,915	-	2,622
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	(3,389)	(3,389)
Commodity contracts	-	-	-	(11)	(11)
Equity contracts	104	(182)	-	(59)	(137)
Foreign exchange contracts	-	-	-	6	6
Credit contracts	(5)	2	-	233	230
Other derivative contracts	-	-	-	-	-

Total derivative contracts	99	(180)	-	(3,220)	(3,301)
Other assets	17	-	-	(40)	(23)
Short sale liabilities	-	(9)	-	-	(9)
Other liabilities (excluding derivatives)	(1)	10	(208)	-	(199)

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

134

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input		Range of Inputs		Weighted Average (1)
June 30, 2013
Trading and available for sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$3,229		Discounted cash flow	Discount rate		0.4 - 5.4%		1.4
	68		Vendor priced
Auction rate securities and other municipal bonds	502		Discounted cash flow	Discount rate		3.2 - 14.3		5.4
				Weighted average life		2.8 - 7.0	yrs	3.3
Collateralized loan and other debt obligations(2)	1,023		Market comparable pricing	Comparability adjustment		(20.3) - 22.5%		1.1
	2,699		Vendor priced
Asset-backed securities:
Auto loans and leases	4,872		Discounted cash flow	Default rate		1.6 - 9.0		3.0
				Discount rate		0.5 - 1.2		1.0
				Loss severity		50.0 - 66.3		53.3
				Prepayment rate		0.6 - 1.5		0.8
Other asset-backed securities:
Dealer floor plan	1,409		Discounted cash flow	Discount rate		0.6 - 2.2		1.7
Diversified payment rights (3)	604		Discounted cash flow	Discount rate		1.5 - 3.3		2.4
Other commercial and consumer	935	(4)	Discounted cash flow	Discount rate		0.0 - 12.9		1.6
				Weighted average life		1.1 - 6.9	yrs	2.2
	109		Vendor priced
Marketable equity securities: perpetual preferred	788	(5)	Discounted cash flow	Discount rate		4.9 - 9.7%		6.5
				Weighted average life		1.0 - 7.0	yrs	5.5
Mortgages held for sale (residential)	2,641		Discounted cash flow	Default rate		0.6 - 17.9%		3.3
				Discount rate		3.6 - 7.7		5.6
				Loss severity		1.3 - 33.1		23.2
				Prepayment rate		1.0 - 9.6		5.3
Loans	5,860	(6)	Discounted cash flow	Discount rate		2.4 - 3.6		3.2
				Prepayment rate		1.7 - 40.7		12.0
				Utilization rate		0.0 - 2.0		0.8
Mortgage servicing rights (residential)	14,185		Discounted cash flow	Cost to service per loan	(7)	$88 - 826		200
				Discount rate		5.6 - 10.8%		7.6
				Prepayment rate	(8)	6.5 - 20.5		11.4
Net derivative assets and (liabilities):
Interest rate contracts	45		Discounted cash flow	Default rate		0.0 - 15.0		5.0
				Loss severity		50.0 - 57.9		50.0
				Prepayment rate		11.0 - 16.0		16.0
Interest rate contracts: derivative loan commitments	(606	)(9)	Discounted cash flow	Fall-out factor		1.0 - 99.0		17.3
				Initial-value servicing		(5.3) - 109.7	bps	71.4
Equity contracts	27		Option model	Correlation factor		18.0 - 87.8%		73.6
				Volatility factor		10.8 - 68.2		25.1
Credit contracts	(803)		Market comparable pricing	Comparability adjustment		(31.4) - 34.2		0.5
	4		Option model	Credit spread		0.1 - 14.0		1.2
				Loss severity		16.5 - 87.5		45.5
Insignificant Level 3 assets, net of liabilities	1,232	(10)
Total level 3 assets, net of liabilities	$38,823	(11)
(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.
(2)	Includes $710 million of collateralized debt obligations.
(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.
(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.
(5)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.
(6)	Consists predominantly of reverse mortgage loans securitized with GNMA which were accounted for as secured borrowing transactions.
(7)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $88—$312.
(8)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(9)	Total derivative loan commitments were a net liability of $615 million, of which $606 million were classified as level 3 at June 30, 2013.
(10)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, asset-backed securities backed by home equity loans, other marketable equity securities, other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.
(11)	Consists of total Level 3 assets of $42.5 billion and total Level 3 liabilities of $3.6 billion, before netting of derivative balances.

Note 13: Fair Values of Assets and Liabilities (continued)

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input		Range of Inputs		Weighted Average (1)
December 31, 2012
Trading and available for sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$3,081		Discounted cash flow	Discount rate		0.5 - 4.8%		1.8
Auction rate securities and other municipal bonds	596		Discounted cash flow	Discount rate		2.0 - 12.9		4.4
				Weighted average life		3.0 - 7.5	yrs	3.4
Collateralized loan and other debt obligations(2)	1,423		Market comparable pricing	Comparability adjustment		(22.5) - 24.7%		3.5
	12,507		Vendor priced
Asset-backed securities:
Auto loans and leases	5,921		Discounted cash flow	Default rate		2.1 - 9.7		3.2
				Discount rate		0.6 - 1.6		1.0
				Loss severity		50.0 - 66.6		51.8
				Prepayment rate		0.6 - 0.9		0.7
Other asset-backed securities:
Dealer floor plan	1,030		Discounted cash flow	Discount rate		0.5 - 2.2		1.9
Diversified payment rights (3)	639		Discounted cash flow	Discount rate		1.0 - 2.9		1.8
Other commercial and consumer	1,665	(4)	Discounted cash flow	Discount rate		0.6 - 6.8		2.7
				Weighted average life		1.0 - 7.5	yrs	2.9
	87		Vendor priced
Marketable equity securities: perpetual preferred	794	(5)	Discounted cash flow	Discount rate		4.3 - 9.3%		6.3
				Weighted average life		1.0 - 7.0	yrs	5.3
Mortgages held for sale (residential)	3,250		Discounted cash flow	Default rate		0.6 - 14.8%		5.5
				Discount rate		3.4 - 7.5		5.4
				Loss severity		1.3 - 35.3		26.4
				Prepayment rate		1.0 - 11.0		6.2
Loans	6,021	(6)	Discounted cash flow	Discount rate		2.4 - 2.8		2.6
				Prepayment rate		1.6 - 44.4		11.6
				Utilization rate		0.0 - 2.0		0.8
Mortgage servicing rights (residential)	11,538		Discounted cash flow	Cost to service per loan	(7)	$90 - 854		219
				Discount rate		6.7 - 10.9%		7.4
				Prepayment rate	(8)	7.3 - 23.7		15.7
Net derivative assets and (liabilities):
Interest rate contracts	162		Discounted cash flow	Default rate		0.0 - 20.0		5.4
				Loss severity		45.8 - 83.2		51.6
				Prepayment rate		7.4 - 15.6		14.9
Interest rate contracts: derivative loan commitments	497		Discounted cash flow	Fall-out factor		1.0 - 99.0		22.9
				Initial-value servicing		(13.7) - 137.2	bps	85.6
Equity contracts	(122)		Option model	Correlation factor		(43.6) - 94.5%		50.3
				Volatility factor		3.0 - 68.9		26.5
Credit contracts	(1,157)		Market comparable pricing	Comparability adjustment		(34.4) - 30.5		0.1
	8		Option model	Credit spread		0.1 - 14.0		2.0
				Loss severity		16.5 - 87.5		52.3
Insignificant Level 3 assets, net of liabilities	835	(9)
Total level 3 assets, net of liabilities	$48,775	(10)
(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.
(2)	Includes $665 million of collateralized debt obligations.
(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.
(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.
(5)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.
(6)	Consists predominantly of reverse mortgage loans securitized with GNMA which were accounted for as secured borrowing transactions.
(7)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $90—$437.
(8)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(9)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, asset-backed securities backed by home equity loans, other marketable equity securities, other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.
(10)	Consists of total Level 3 assets of $51.9 billion and total Level 3 liabilities of $3.1 billion, before netting of derivative balances.

The valuation techniques used for our Level 3 assets and liabilities, as presented in the previous table, are described as follows:

—

Discounted cash flow–Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

—

Option model–Option model valuation techniques are generally used for instruments in which the holder has a contingent right or obligation based on the occurrence of a future event, such as the price of a referenced asset going above or below a predetermined strike price. Option models estimate the likelihood of the specified event occurring by incorporating assumptions such as volatility estimates, price of the underlying instrument and expected rate of return.

—

Market comparable pricing–Market comparable pricing valuation techniques are used to determine the fair value of certain instruments by incorporating known inputs such as recent transaction prices, pending transactions, or prices of other similar investments which require significant adjustment to reflect differences in instrument characteristics.

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

—

Correlation factor–is the likelihood of one instrument changing in price relative to another based on an established relationship expressed as a percentage of relative change in price over a period over time.

—

Cost to service–is the expected cost per loan of servicing a portfolio of loans which includes estimates for unreimbursed expenses (including delinquency and foreclosure costs) that may occur as a result of servicing such loan portfolios.

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

—	Fall-out factor–is the expected percentage of loans associated with our interest rate lock commitment portfolio that are likely of not funding.
—

Initial-value servicing–is the estimated value of the underlying loan, including the value attributable to the embedded servicing right, expressed in basis points of outstanding unpaid principal balance.

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

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first half of 2013, and year ended December 31, 2012, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the fair value of the related individual assets or portfolios at period end.

	June 30, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	1,552	988	2,540	—	1,509	1,045	2,554
Loans held for sale	—	—	—	—	—	4	—	4
Loans:
Commercial	—	384	4	388	—	1,507	—	1,507
Consumer	—	2,932	6	2,938	—	5,889	4	5,893
Total loans (2)	—	3,316	10	3,326	—	7,396	4	7,400
Other assets (3)	—	382	105	487	—	989	144	1,133

(1)	Predominantly real estate 1-4 family first mortgage loans.
(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Includes the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase (decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been recognized in the periods presented.

	Six months ended June 30,
(in millions)	2013	2012
Mortgages held for sale (LOCOM)	$(23)	38
Loans held for sale	—	1
Loans:
Commercial	(195)	(471)
Consumer (1)	(1,380)	(2,153)
Total loans	(1,575)	(2,624)
Other assets (2)	(151)	(179)
Total	$(1,749)	(2,764)

(1)	Represents write-downs of loans based on the appraised value of the collateral.
(2)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs	Weighted Average (2)
June 30, 2013
Residential mortgages held for sale (LOCOM)	$988	(3)	Discounted cash flow	Default rate	(4)	1.3 - 5.5%	2.8%
				Discount rate		4.3 - 12.2	11.3
				Loss severity		1.9 - 50.5	5.1
				Prepayment rate	(5)	1.0 - 100.0	66.7
Insignificant level 3 assets	115
Total	1,103
December 31, 2012
Residential mortgages held for sale (LOCOM)	$1,045	(3)	Discounted cash flow	Default rate	(4)	2.9 - 21.2%	7.9%
				Discount rate		4.1 - 11.9	10.9
				Loss severity		2.0 - 45.0	6.0
				Prepayment rate	(5)	1.0 - 100.0	66.7
Insignificant level 3 assets	148
Total	1,193
(1)	Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.
(2)	Weighted averages are calculated using outstanding unpaid principal balance of the loans.
(3)	Consists of approximately $909 million and $942 million government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitization, at June 30, 2013 and December 31, 2012, respectively and $79 million and $103 million of other mortgage loans which are not government insured/guaranteed at June 30, 2013 and December 31, 2012, respectively.
(4)	Applies only to non-government insured/guaranteed loans.
(5)	Includes the impact on prepayment rate of expected defaults for the government insured/guaranteed loans, which impacts the frequency and timing of early resolution of loans.

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

(in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
June 30, 2013
Offshore funds	$439	-	Daily -Quarterly	1 - 180 days
Funds of funds	-	-	-	-
Hedge funds	4	-	Monthly -Semi Annually	5 - 95 days
Private equity funds	758	196	N/A	N/A
Venture capital funds	80	16	N/A	N/A
Total	$1,281	212

December 31, 2012
Offshore funds	$379	-	Daily - Annually	1 -180 days
Funds of funds	1	-	Quarterly	90 days
Hedge funds	2	-	Daily - Annually	5 - 95 days
Private equity funds	807	195	N/A	N/A
Venture capital funds	82	21	N/A	N/A
Total	$1,271	216

N/A-Not applicable

Offshore funds primarily invest in investment grade European fixed-income securities. Redemption restrictions are in place for these investments with a fair value of $216 million and $189 million at June 30, 2013 and December 31, 2012, respectively, due to lock-up provisions that will remain in effect until February 2016.

Private equity funds invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buyouts, recapitalizations and expansion opportunities. Substantially all of these investments do not allow redemptions. Alternatively, we receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next twelve years.

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

	June 30, 2013				December 31, 2012
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal		Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal

Mortgages held for sale:
Total loans	$35,402	36,098	(696	)(1)	42,305	41,183	1,122 (1)
Nonaccrual loans	269	473	(204)		309	655	(346)
Loans 90 days or more past due and still accruing	41	52	(11)		49	64	(15)
Loans held for sale:
Total loans	2	9	(7)		6	10	(4)
Nonaccrual loans	2	9	(7)		2	6	(4)
Loans:
Total loans	6,088	5,706	382		6,206	5,669	537
Nonaccrual loans	117	118	(1)		89	89	-
Other assets (2)	595	n/a	n/a		-	n/a	n/a
Long-term debt	-	(199)	199	(3)	(1)	(1,157)	1,156 (3)

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.
(2)	Consists of nonmarketable equity investments carried at fair value. See Note 6 for more information.
(3)	Represents collateralized, non-recourse debt securities issued by certain of our consolidated securitization VIEs that are held by third party investors. To the extent cash flows from the underlying collateral are not sufficient to pay the unpaid principal amount of the debt, those third party investors absorb losses.

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

	2013			2012
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income

Quarter ended June 30,
Mortgages held for sale	$61	-	-	2,526	-	-
Loans held for sale	-	-	-	-	-	6
Loans	-	-	(107)	-	-	(15)
Other assets	-	-	25	-	-	-
Long-term debt	-	-	-	-	-	(4)
Other interests held	-	(6)	-	-	(15)	(8)

Six months ended June 30,
Mortgages held for sale	$1,034	-	-	4,321	-	1
Loans held for sale	-	-	-	-	-	19
Loans	-	-	(154)	-	-	27
Other assets	-	-	39	-	-	-
Long-term debt	-	-	-	-	-	(4)
Other interests held	-	(13)	6	-	(24)	15

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

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$88	(52)	125	(91)
Loans held for sale	-	6	-	19

Total	$88	(46)	125	(72)

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

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2013
Financial assets
Cash and due from banks (1)	$17,939	17,939	-	-	17,939
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	148,665	3,834	144,831	-	148,665
Mortgages held for sale (2)	3,383	-	2,395	988	3,383
Loans held for sale (2)	188	-	181	13	194
Loans, net (3)	768,071	-	57,917	715,379	773,296
Nonmarketable equity investments (cost method)	6,519	-	1	8,086	8,087

Financial liabilities
Deposits	1,021,585	-	971,375	50,682	1,022,057
Short-term borrowings (1)	56,983	-	56,983	-	56,983
Long-term debt (4)	123,364	-	114,926	11,033	125,959
December 31, 2012
Financial assets
Cash and due from banks (1)	$21,860	21,860	-	-	21,860
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	137,313	5,046	132,267	-	137,313
Mortgages held for sale (2)	4,844	-	3,808	1,045	4,853
Loans held for sale (2)	104	-	83	29	112
Loans, net (3)	763,968	-	56,237	716,114	772,351
Nonmarketable equity investments (cost method)	6,799	-	2	8,229	8,231

Financial liabilities
Deposits	1,002,835	-	946,922	57,020	1,003,942
Short-term borrowings (1)	57,175	-	57,175	-	57,175
Long-term debt (4)	127,366	-	119,220	11,063	130,283

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.
(2)	Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which election of the fair value option was made.
(3)	Loans exclude balances for which the fair value option was elected and also exclude lease financing with a carrying amount of $11.8 billion and $12.4 billion at June 30, 2013 and December 31, 2012, respectively.
(4)	The carrying amount and fair value exclude balances for which the fair value option was elected and obligations under capital leases of $11 million and $12 million at June 30, 2013 and December 31, 2012, respectively.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $608 million and $586 million at June 30, 2013 and December 31, 2012, respectively.

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

	June 30, 2013		December 31, 2012

	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares

Dividend Equalization Preferred Shares	$10	97,000	$10	97,000

Series G

7.25% Class A Preferred Stock	15,000	50,000	15,000	50,000

Series H

Floating Class A Preferred Stock	20,000	50,000	20,000	50,000

Series I

Floating Class A Preferred Stock	100,000	25,010	100,000	25,010

Series J

8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000

Series K

7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000

Series L

7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000

Series N

5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000

Series O

5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600

Series P

5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	-	-

Total		10,131,010		10,104,610

	June 30, 2013				December 31, 2012
(in millions, except shares)	Shares issued and outstanding	Par value	Carrying value	Discount	Shares issued and outstanding	Par value	Carrying value	Discount
DEP Shares

Dividend Equalization Preferred Shares	96,546	$-	-	-	96,546	$-	-	-

Series I (1)

Floating Class A Preferred Stock	25,010	2,501	2,501	-	25,010	2,501	2,501	-

Series J (1)

8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155

Series K (1)

7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476

Series L (1)

7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768

Series N (1)

5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	-	30,000	750	750	-

Series O (1)

5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	-	26,000	650	650	-

Series P (1)

5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	-	-	-	-	-

ESOP

Cumulative Convertible Preferred Stock	1,391,344	1,391	1,391	-	910,934	911	911	-

Total	11,064,275	$15,387	13,988	1,399	10,558,865	$14,282	12,883	1,399

(1)	Preferred shares qualify as Tier 1 capital.

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

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2013	558,823	-	$559	-	8.50%	11.00
2012	231,504	245,604	231	246	10.00	11.00
2011	259,263	277,263	259	277	9.00	10.00
2010	186,011	201,011	186	201	9.50	10.50
2008	65,627	73,434	66	73	10.50	11.50
2007	46,508	53,768	46	54	10.75	11.75
2006	27,349	33,559	27	34	10.75	11.75
2005	13,661	18,882	14	19	9.75	10.75
2004	2,598	7,413	3	7	8.50	9.50

Total ESOP Preferred Stock (1)	1,391,344	910,934	$1,391	911

Unearned ESOP shares (2)			$(1,510)	(986)

(1)	At June 30, 2013 and December 31, 2012, additional paid-in capital included $119 million and $75 million, respectively, related to ESOP preferred stock.
(2)	We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 15: Employee Benefits

We sponsor a noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of

Wells Fargo. Benefits accrued under the Cash Balance Plan were frozen effective July 1, 2009.

The net periodic benefit cost was:

	2013			2012
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits

Quarter ended June 30,
Service cost	$-	-	2	1	-	3
Interest cost	113	7	12	128	8	15
Expected return on plan assets	(170)	-	(9)	(163)	-	(8)
Amortization of net actuarial loss	42	3	-	33	2	-
Settlement	68	-	-	-	5	(1)
Net periodic benefit cost (income)	$53	10	5	(1)	15	9

Six months ended June 30,
Service cost	$-	-	5	1	-	6
Interest cost	226	14	24	256	16	30
Expected return on plan assets	(341)	-	(18)	(325)	-	(17)
Amortization of net actuarial loss	84	7	-	66	5	-
Amortization of prior service credit	-	-	(1)	-	-	(1)
Settlement	68	4	-	1	5	(1)
Net periodic benefit cost (income)	$37	25	10	(1)	26	17

We recognize settlement losses for our Cash Balance Plan based on an assessment of whether our estimated lump sum payments related to the Cash Balance Plan will, in aggregate for the year, exceed the sum of its annual service and interest cost. Settlement losses of $68 million were recognized during second quarter 2013, representing the pro rata portion of the net loss remaining in cumulative other comprehensive income based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation. Recognizing settlement losses resulted in a re-measurement that decreased the Cash Balance Plan liability $772 million as of June 30, 2013, and with the impact of the settlement increased other comprehensive income in second quarter 2013 by $840 million pre-tax and $524 million after tax. The re-measurement was based on a discount rate of 4.75% at June 30, 2013, using our consistent methodology of basing the discount rate on an established yield curve methodology.

Note 16: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

See Note 1 for discussion of private share repurchases and the Consolidated Statement of Changes in Equity.

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2013	2012	2013	2012

Wells Fargo net income	$5,519	4,622	10,690	8,870
Less: Preferred stock dividends and other (1)	247	219	487	445

Wells Fargo net income applicable to common stock (numerator)	$5,272	4,403	10,203	8,425

Earnings per common share
Average common shares outstanding (denominator)	5,304.7	5,306.9	5,291.9	5,294.9
Per share	$1.00	0.83	1.93	1.59

Diluted earnings per common share
Average common shares outstanding	5,304.7	5,306.9	5,291.9	5,294.9
Add: Stock options	32.2	27.3	30.9	26.5
Restricted share rights	42.7	35.7	43.6	32.9
Warrants	5.0	-	3.5	-

Diluted average common shares outstanding (denominator)	5,384.6	5,369.9	5,369.9	5,354.3

Per share	$0.98	0.82	1.90	1.57

(1)	Includes $246 million and $219 million of preferred stock dividends for second quarter 2013 and 2012, respectively, and $486 million and $439 million for the first half of 2013 and 2012, respectively.

The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012

Options	10.9	56.1	11.9	89.6

Warrants	-	39.2	-	39.2

Note 17: Other Comprehensive Income

The components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects were:

	Quarter ended June 30,						Six months ended June 30,
	2013			2012			2013			2012
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustments:
Net unrealized losses arising during the period	$(21)	(8)	(29)	(56)	21	(35)	(39)	(6)	(45)	(46)	17	(29)
Reclassification of net gains to net income:
Noninterest income	(15)	5	(10)	(10)	4	(6)	(15)	5	(10)	(10)	4	(6)

Net change	(36)	(3)	(39)	(66)	25	(41)	(54)	(1)	(55)	(56)	21	(35)

Securities available for sale:
Net unrealized gains (losses) arising during the period	(6,130)	2,300	(3,830)	831	(316)	515	(6,764)	2,530	(4,234)	2,705	(1,020)	1,685
Reclassification of net (gains) losses to net income:
Net losses on debt securities available for sale	54	(20)	34	61	(24)	37	9	(3)	6	68	(26)	42
Net gains from equity investments	(24)	9	(15)	(84)	38	(46)	(92)	35	(57)	(317)	120	(197)

Subtotal reclassifications to net income	30	(11)	19	(23)	14	(9)	(83)	32	(51)	(249)	94	(155)

Net change	(6,100)	2,289	(3,811)	808	(302)	506	(6,847)	2,562	(4,285)	2,456	(926)	1,530

Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(10)	3	(7)	(3)	(4)	(7)	(3)	1	(2)	39	(16)	23
Reclassification of net (gains) losses on cash flow hedges to net income:
Interest income on loans	(115)	40	(75)	(123)	47	(76)	(231)	87	(144)	(252)	95	(157)
Interest expense on long-term debt	27	(10)	17	24	(10)	14	54	(20)	34	46	(18)	28
Noninterest income	17	(6)	11	-	-	-	17	(6)	11	-	-	-
Salaries expense	2	(1)	1	-	-	-	4	(2)	2	-	-	-

Subtotal reclassifications to net income	(69)	23	(46)	(99)	37	(62)	(156)	59	(97)	(206)	77	(129)

Net change	(79)	26	(53)	(102)	33	(69)	(159)	60	(99)	(167)	61	(106)

Defined benefit plans adjustments:
Net actuarial gains (losses) arising during the period	772	(291)	481	(12)	5	(7)	778	(293)	485	(17)	7	(10)
Reclassification of amounts to net periodic benefit costs (1):
Amortization of net actuarial loss	45	(16)	29	35	(14)	21	91	(34)	57	71	(27)	44
Settlements and other costs	68	(26)	42	5	(2)	3	71	(27)	44	5	(2)	3

Subtotal reclassifications to net periodic benefit costs	113	(42)	71	40	(16)	24	162	(61)	101	76	(29)	47

Net change	885	(333)	552	28	(11)	17	940	(354)	586	59	(22)	37

Other comprehensive income (loss)	$(5,330)	1,979	(3,351)	668	(255)	413	(6,120)	2,267	(3,853)	2,292	(866)	1,426

Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			(3)			-			-			4

Wells Fargo other comprehensive income (loss), net of tax			$(3,348)			413			(3,853)			1,422

(1)	These items are included in the computation of net periodic benefit cost which is recorded in employee benefit expense (see Note 15 for additional details).

Note 17: Other Comprehensive Income (continued)

Cumulative OCI balances were:

(in millions)	Foreign currency translation adjustments	Securities available for sale	Derivatives and hedging activities	Defined benefit plans adjustments	Cumulative other compre- hensive income
Quarter ended June 30, 2013
Balance, beginning of period	$64	6,985	243	(2,147)	5,145
Net unrealized gains (losses) arising during the period	(29)	(3,830)	(7)	481	(3,385)
Amounts reclassified from accumulated other comprehensive income	(10)	19	(46)	71	34
Net change	(39)	(3,811)	(53)	552	(3,351)
Less: Other comprehensive income (loss) from noncontrolling interests	-	(3)	-	-	(3)
Balance, end of period	$25	3,177	190	(1,595)	1,797
Quarter ended June 30, 2012
Balance, beginning of period	$96	5,433	453	(1,766)	4,216
Net unrealized gains (losses) arising during the period	(35)	515	(7)	(7)	466
Amounts reclassified from accumulated other comprehensive income	(6)	(9)	(62)	24	(53)
Net change	(41)	506	(69)	17	413
Less: Other comprehensive income (loss) from noncontrolling interests	-	-	-	-	-
Balance, end of period	$55	5,939	384	(1,749)	4,629
Six months ended June 30, 2013
Balance, beginning of period	$80	7,462	289	(2,181)	5,650
Net unrealized gains (losses) arising during the period	(45)	(4,234)	(2)	485	(3,796)
Amounts reclassified from accumulated other comprehensive income	(10)	(51)	(97)	101	(57)
Net change	(55)	(4,285)	(99)	586	(3,853)
Less: Other comprehensive income (loss) from noncontrolling interests	-	-	-	-	-
Balance, end of period	$25	3,177	190	(1,595)	1,797
Six months ended June 30, 2012
Balance, beginning of period	$90	4,413	490	(1,786)	3,207
Net unrealized gains (losses) arising during the period	(29)	1,685	23	(10)	1,669
Amounts reclassified from accumulated other comprehensive income	(6)	(155)	(129)	47	(243)
Net change	(35)	1,530	(106)	37	1,426
Less: Other comprehensive income (loss) from noncontrolling interests	-	4	-	-	4
Balance, end of period	$55	5,939	384	(1,749)	4,629

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

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client’s financial needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit and investment fiduciary services. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra high net worth families and individuals as well as their endowments and foundations. Brokerage serves customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry.

Other includes corporate items not specific to a business segment and elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

Note 18: Operating Segments (continued)

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
average balances in billions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Quarter ended June 30,
Net interest income (2)	$7,251	7,306	3,101	3,347	700	698	(302)	(314)	10,750	11,037
Provision (reversal of provision) for credit losses	763	1,573	(118)	188	19	37	(12)	2	652	1,800
Noninterest income	5,691	5,786	3,034	2,770	2,561	2,273	(658)	(577)	10,628	10,252
Noninterest expense	7,213	7,580	3,183	3,113	2,542	2,376	(683)	(672)	12,255	12,397

Income (loss) before income tax expense (benefit)	4,966	3,939	3,070	2,816	700	558	(265)	(221)	8,471	7,092
Income tax expense (benefit)	1,633	1,313	1,065	932	266	210	(101)	(84)	2,863	2,371

Net income (loss) before noncontrolling interests	3,333	2,626	2,005	1,884	434	348	(164)	(137)	5,608	4,721
Less: Net income from noncontrolling interests	88	91	1	3	-	5	-	-	89	99

Net income (loss) (3)	$3,245	2,535	2,004	1,881	434	343	(164)	(137)	5,519	4,622

Average loans	$498.2	483.9	286.9	270.2	45.4	42.5	(30.3)	(28.4)	800.2	768.2
Average assets	820.9	746.6	499.9	478.4	177.1	160.9	(68.9)	(64.3)	1,429.0	1,321.6
Average core deposits	623.0	586.1	230.5	220.9	146.4	134.2	(63.8)	(60.6)	936.1	880.6

Six months ended June 30,
Net interest income (2)	$14,370	14,632	6,106	6,528	1,369	1,399	(596)	(634)	21,249	21,925
Provision (reversal of provision) for credit losses	2,025	3,451	(176)	283	33	80	(11)	(19)	1,871	3,795
Noninterest income	11,471	11,881	6,115	5,622	5,089	4,634	(1,287)	(1,137)	21,388	21,000
Noninterest expense	14,590	15,405	6,274	6,167	5,181	4,923	(1,390)	(1,105)	24,655	25,390

Income (loss) before income tax expense (benefit)	9,226	7,657	6,123	5,700	1,244	1,030	(482)	(647)	16,111	13,740
Income tax expense (benefit)	2,921	2,606	2,072	1,948	473	391	(183)	(246)	5,283	4,699

Net income (loss) before noncontrolling interests	6,305	5,051	4,051	3,752	771	639	(299)	(401)	10,828	9,041
Less: Net income from noncontrolling interests	136	168	2	3	-	-	-	-	138	171

Net income (loss) (3)	$6,169	4,883	4,049	3,749	771	639	(299)	(401)	10,690	8,870

Average loans	$498.6	485.0	285.7	269.4	44.6	42.5	(29.7)	(28.5)	799.2	768.4
Average assets	810.3	742.5	498.0	473.1	178.7	161.4	(70.3)	(64.7)	1,416.7	1,312.3
Average core deposits	621.1	580.7	227.3	220.9	147.9	134.9	(65.3)	(60.9)	931.0	875.6

(1)	Includes corporate items not specific to a business segment and the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.
(2)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.
(3)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement segments and Wells Fargo net income for the consolidated company.

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

We do not consolidate our wholly-owned trust (the Trust) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trust includable in Tier 1 capital were $2.1 billion at June 30, 2013. Since December 31, 2012, we have redeemed $2.8 billion of trust preferred securities. Under applicable regulatory capital guidelines issued by bank regulatory agencies, upon notice of redemption, the redeemed trust preferred securities no longer qualify as Tier 1 Capital for the Company. This redemption is consistent with the Capital Plan the Company submitted to the Federal Reserve Board and the actions the Company previously announced on March 13, 2012.

Effective January 1, 2013, the Company implemented changes to the market risk capital rule, commonly referred to as Basel 2.5, as required by U.S. banking regulators. Basel 2.5 requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The market risk capital rule is reflected in the Company’s calculation of risk-weighted assets and upon initial adoption in first quarter 2013, negatively impacted capital ratios under Basel I by approximately 25 basis points, but did not impact our ratio under Basel III, as its impact has historically been included in our calculations.

Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At June 30, 2013, each seller/servicer met these requirements. Certain broker-dealer subsidiaries of the Company are subject to SEC Rule 15c3-1 (the Net Capital Rule), which requires that we maintain minimum levels of net capital, as defined. At June 30, 2013, each of these subsidiaries met these requirements.

The following table presents regulatory capital information for Wells Fargo & Company and Wells Fargo Bank, N.A.

	Wells Fargo & Company		Wells Fargo Bank, N.A.		Well-	Minimum
(in billions, except ratios)	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012	capitalized ratios (1)	capital ratios (1)

Regulatory capital:
Tier 1	$133.0	126.6	109.6	101.3
Total	165.0	157.6	136.4	124.8

Assets:
Risk-weighted	$1,097.4	1,077.1	1,012.3	1,002.0
Adjusted average (2)	1,381.3	1,336.4	1,236.9	1,195.9

Capital ratios:
Tier 1 capital (3)	12.12%	11.75	10.83	10.11	6.00	4.00
Total capital (3)	15.03	14.63	13.48	12.45	10.00	8.00
Tier 1 leverage (2)	9.63	9.47	8.86	8.47	5.00	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.
(2)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
(3)	Effective September 30, 2012, we refined our determination of the risk weighting of certain unused lending commitments that provide for the ability to issue standby letters of credit and commitments to issue standby letters of credit under syndication arrangements where we have an obligation to issue in a lead agent or similar capacity beyond our contractual participation level.

Glossary of Acronyms

ACL	Allowance for credit losses

ALCO	Asset/Liability Management Committee

ARM	Adjustable-rate mortgage

ARS	Auction rate security

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

AVM	Automated valuation model

BCBS	Basel Committee on Bank Supervision

BHC	Bank holding company

CCAR	Comprehensive Capital Analysis and Review

CD	Certificate of deposit

CDO	Collateralized debt obligation

CDS	Credit default swaps

CLO	Collateralized loan obligation

CLTV	Combined loan-to-value

CPP	Capital Purchase Program

CPR	Constant prepayment rate

CRE	Commercial real estate

DPD	Days past due

ESOP	Employee Stock Ownership Plan

FAS	Statement of Financial Accounting Standards

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation (credit rating)

FNMA	Federal National Mortgage Association

FRB	Board of Governors of the Federal Reserve System

FSB	Financial Stability Board

FTC	Federal Trade Commission

GAAP	Generally accepted accounting principles

GNMA	Government National Mortgage Association

GSE	Government-sponsored entity

HAMP	Home Affordability Modification Program

HPI	Home Price Index

HUD	Department of Housing and Urban Development

IFRS	International Financial Reporting Standards

LHFS	Loans held for sale

LIBOR	London Interbank Offered Rate

LIHTC	Low-Income Housing Tax Credit

LOCOM	Lower of cost or market value

LTV	Loan-to-value

MBS	Mortgage-backed security

MHA	Making Home Affordable programs

MHFS	Mortgages held for sale

MSR	Mortgage servicing right

MTN	Medium-term note

NAV	Net asset value

NPA	Nonperforming asset

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PCI Loans	Purchased credit-impaired loans

PTPP	Pre-tax pre-provision profit

RBC	Risk-based capital

ROA	Wells Fargo net income to average total assets

ROE	Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity

SEC	Securities and Exchange Commission

S&P	Standard & Poor’s

SPE	Special purpose entity

TARP	Troubled Asset Relief Program

TDR	Troubled debt restructuring

VA	Department of Veterans Affairs

VaR	Value-at-risk

VIE	Variable interest entity

WFCC	Wells Fargo Canada Corporation

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this item can be found in Note 11 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.

Item 1A.	Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2013.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be purchased under the authorization
April	4,806,518	$36.72	176,264,541
May	6,629,021	39.05	169,635,520
June	15,223,075	40.60	154,412,445
Total	26,658,614

(1)	All shares were repurchased under an authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on October 23, 2012. Unless modified or revoked by the Board, this authorization does not expire.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended June 30, 2013.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
April	-	$-	451,944,402
May	-	-	451,944,402
June	-	-	451,944,402
Total	-

(1)	Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, authorization does not expire.

Item 6.	Exhibits

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

Dated: August 7, 2013	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Location

3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.

4(a)	See Exhibits 3(a) and 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Filed herewith.

10(b)	Forms of Stock Option Agreement:

	For grants on or before February 24, 2009	Filed herewith.

	For grants to directors on or before April 29, 2008	Filed herewith.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended June 30,		Six months ended June 30,

	2013	2012	2013	2012

Including interest on deposits	8.15	5.99	7.60	5.75

Excluding interest on deposits	11.23	8.29	10.41	7.93

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Quarter ended June 30,		Six months ended June 30,

	2013	2012	2013	2012

Including interest on deposits	6.18	4.84	5.84	4.64

Excluding interest on deposits	7.71	6.16	7.28	5.88

Exhibit Number	Description	Location
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101	XBRL Instance Document	Filed herewith.
101	XBRL Taxonomy Extension Schema Document	Filed herewith.
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.