Form 10-Q
period 2013-09-30
WELLS FARGO & COMPANY/MN
filed 2013-11-06
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☑             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

        Large accelerated filer         ☑                                                                                         Accelerated filer  ☐

        Non‑accelerated filer           ☐  (Do not check if a smaller reporting company)             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                                                                                                                                         Shares Outstanding

                                                                                                                                                          October 31, 2013

Common stock, $1-2/3 par value                                                                                        5,267,598,642

FORM 10-Q
CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements			Page
	Consolidated Statement of Income....................................................................................................................................................			65
	Consolidated Statement of Comprehensive Income.................................................................................................................................			66
	Consolidated Balance Sheet............................................................................................................................................................			67
	Consolidated Statement of Changes in Equity.......................................................................................................................................			68
	Consolidated Statement of Cash Flows...............................................................................................................................................			70
	Notes to Financial Statements
	1	-	Summary of Significant Accounting Policies.....................................................................................................................................	71
	2	-	Business Combinations.............................................................................................................................................................	73
	3	-	Federal Funds Sold, Securities Purchased under Resale Agreements and Other
			Short-Term Investments............................................................................................................................................................	73
	4	-	Securities Available for Sale........................................................................................................................................................	74
	5	-	Loans and Allowance for Credit Losses..........................................................................................................................................	81
	6	-	Other Assets.........................................................................................................................................................................	99
	7	-	Securitizations and Variable Interest Entities....................................................................................................................................	100
	8	-	Mortgage Banking Activities.......................................................................................................................................................	109
	9	-	Intangible Assets.....................................................................................................................................................................	112
	10	-	Guarantees, Pledged Assets and Collateral.......................................................................................................................................	113
	11	-	Legal Actions.........................................................................................................................................................................	117
	12	-	Derivatives............................................................................................................................................................................	118
	13	-	Fair Values of Assets and Liabilities..............................................................................................................................................	126
	14	-	Preferred Stock.......................................................................................................................................................................	149
	15	-	Employee Benefits..................................................................................................................................................................	151
	16	-	Earnings Per Common Share.......................................................................................................................................................	152
	17	-	Other Comprehensive Income.....................................................................................................................................................	153
	18	-	Operating Segments.................................................................................................................................................................	155
	19	-	Regulatory and Agency Capital Requirements..................................................................................................................................	157

Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations (Financial Review)
	Summary Financial Data................................................................................................................................................................			2
	Overview..................................................................................................................................................................................			3
	Earnings Performance...................................................................................................................................................................			5
	Balance Sheet Analysis.................................................................................................................................................................			13
	Off-Balance Sheet Arrangements......................................................................................................................................................			17
	Risk Management........................................................................................................................................................................			18
	Capital Management....................................................................................................................................................................			55
	Regulatory Reform......................................................................................................................................................................			59
	Critical Accounting Policies............................................................................................................................................................			60
	Current Accounting Developments...................................................................................................................................................			61
	Forward-Looking Statements..........................................................................................................................................................			62
	Risk Factors..............................................................................................................................................................................			63
	Glossary of Acronyms..................................................................................................................................................................			158

Item 3.	Quantitative and Qualitative Disclosures About Market Risk....................................................................................................................			43

Item 4.	Controls and Procedures................................................................................................................................................................			64

PART II	Other Information
Item 1.	Legal Proceedings........................................................................................................................................................................			159

Item 1A.	Risk Factors..............................................................................................................................................................................			159

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds......................................................................................................................			159

Item 6.	Exhibits....................................................................................................................................................................................			160

Signature........................................................................................................................................................................................				160

Exhibit Index....................................................................................................................................................................................				161

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data

					% Change
	Quarter ended			Sept. 30, 2013 from		Nine months ended
	Sept. 30,	June 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,	%
($ in millions, except per share amounts)	2013	2013	2012	2013	2012	2013	2012	Change
For the Period
Wells Fargo net income	$5,578	5,519	4,937	1%	13	16,268	13,807	18%
Wells Fargo net income
applicable to common stock	5,317	5,272	4,717	1	13	15,520	13,142	18
Diluted earnings per common share	0.99	0.98	0.88	1	13	2.89	2.45	18
Profitability ratios (annualized):
Wells Fargo net income to
average assets (ROA)	1.53%	1.55	1.45	(1)	6	1.52	1.39	9
Wells Fargo net income applicable
to common stock to average
Wells Fargo common
stockholders' equity (ROE)	14.07	14.02	13.38	-	5	13.92	12.81	9
Efficiency ratio (1)	59.1	57.3	57.1	3	4	58.2	58.5	(1)
Total revenue	$20,478	21,378	21,213	(4)	(3)	63,115	64,138	(2)
Pre-tax pre-provision profit (PTPP) (2)	8,376	9,123	9,101	(8)	(8)	26,358	26,636	(1)
Dividends declared per common share	0.30	0.30	0.22	-	36	0.85	0.66	29
Average common shares outstanding	5,295.3	5,304.7	5,288.1	-	-	5,293.0	5,292.7	-
Diluted average common shares outstanding	5,381.7	5,384.6	5,355.6	-	-	5,374.7	5,355.7	-
Average loans	$804,779	800,241	776,734	1	4	801,056	771,200	4
Average assets	1,449,610	1,429,005	1,354,340	1	7	1,427,812	1,326,384	8
Average core deposits (3)	940,279	936,090	895,374	-	5	934,131	882,224	6
Average retail core deposits (4)	670,335	666,043	630,053	1	6	666,393	623,671	7
Net interest margin	3.38%	3.46	3.66	(2)	(8)	3.44	3.82	(10)
At Period End
Securities available for sale	$259,399	249,439	229,350	4	13	259,399	229,350	13
Loans	812,325	801,974	782,630	1	4	812,325	782,630	4
Allowance for loan losses	15,159	16,144	17,385	(6)	(13)	15,159	17,385	(13)
Goodwill	25,637	25,637	25,637	-	-	25,637	25,637	-
Assets	1,488,055	1,440,563	1,374,715	3	8	1,488,055	1,374,715	8
Core deposits (3)	947,805	941,158	901,075	1	5	947,805	901,075	5
Wells Fargo stockholders' equity	167,165	162,421	154,679	3	8	167,165	154,679	8
Total equity	168,813	163,777	156,059	3	8	168,813	156,059	8
Tier 1 capital (5)	137,468	132,969	122,741	3	12	137,468	122,741	12
Total capital (5)	171,329	164,998	154,888	4	11	171,329	154,888	11
Capital ratios:
Total equity to assets	11.34%	11.37	11.35	-	-	11.34	11.35	-
Risk-based capital (5):
Tier 1 capital	12.11	12.12	11.50	-	5	12.11	11.50	5
Total capital	15.09	15.03	14.51	-	4	15.09	14.51	4
Tier 1 leverage (5)	9.76	9.63	9.40	1	4	9.76	9.40	4
Tier 1 common equity (6)	10.60	10.71	9.92	(1)	7	10.60	9.92	7
Common shares outstanding	5,273.7	5,302.2	5,289.6	(1)	-	5,273.7	5,289.6	-
Book value per common share	$28.98	28.26	27.10	3	7	28.98	27.10	7
Common stock price:
High	44.79	41.74	36.60	7	22	44.79	36.60	22
Low	40.79	36.19	32.62	13	25	34.43	27.94	23
Period end	41.32	41.27	34.53	-	20	41.32	34.53	20
Team members (active, full-time equivalent)	270,600	274,300	267,000	(1)	1	270,600	267,000	1

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)

Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.

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

When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. When we refer to “legacy Wells Fargo,” we mean Wells Fargo excluding Wachovia Corporation (Wachovia). See the Glossary of Acronyms for terms used throughout this Report.

Financial Review

Overview

Wells Fargo & Company is a nationwide, diversified, community-based financial services company with $1.5 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 9,000 stores, 12,000 ATMs and the Internet (wellsfargo.com), and we have offices in more than 35 countries to support our customers who conduct business in the global economy. With more than 270,000 active, full-time equivalent team members, we serve one in three households in the United States and rank No. 25 on Fortune’s  2013 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at September 30, 2013.

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

Financial Performance

We continued to demonstrate the benefit of our diversified business model by generating record earnings in third quarter 2013 along with continued strength in return on assets (ROA), return on equity (ROE) and capital. Wells Fargo net income was $5.6 billion in third quarter 2013 with record diluted earnings per share of $0.99. Net income and diluted earnings per share (EPS) increased at double-digit rates (13%) compared with third quarter 2012. This was our 15th consecutive quarter of EPS growth and 10th consecutive quarter of record EPS. While the drivers of our earnings growth over this period have differed, reflecting the changing economic and interest rate environment, our focus on meeting our customers’ financial needs has remained the same. The economy continued its pace of moderate growth with gains in consumer spending, business investment and employment. While the recovery remains uneven, there were many positive signs including increased small business optimism and improvements in household net worth with household leverage lower than any time since 2002, which provides capacity for consumer spending and borrowing going forward. The housing market also continued to demonstrate strong momentum. While, as expected, higher interest rates reduced mortgage refinancing activity during the quarter, home price appreciation and affordability both remained strong. This improvement benefited our customers and contributed to our overall credit performance.

Our results this quarter reflected the dynamic environment we are in and the benefit of our diversity.  Compared with a year ago:

•          our core loan portfolio grew by $44.2 billion, up 6%. This strong performance was broad based with growth in our commercial and consumer portfolios reflecting organic growth and the acquisition of two commercial real estate portfolios;

•          our credit performance was strong, as we continued to benefit from our conservative underwriting and improving economic conditions, especially in housing, with net charge-offs down to 48 basis points (annualized) and our total net charge-off dollars down 59%;

•          our deposit franchise continued to generate strong growth with average deposits up $79.1 billion while we reduced total deposit costs by 6 basis points to 12 basis points;

•          we deepened relationships across our Company, achieving record retail banking cross-sell of 6.15 products per household (August 2013); Wholesale Banking grew to 7.0 products (June 2013) and Wealth, Brokerage and Retirement cross-sell increased to 10.41 products (August 2013);

•          we had very strong returns as ROA increased by 8 basis points to 1.53% and ROE increased by 69 basis points to 14.07%; and

•          our capital levels continued to grow and our estimated Tier I common equity ratio under Basel III increased to 9.56%, surpassing our stated 9% target.

Our balance sheet continued to strengthen in third quarter 2013 with further core loan and deposit growth and an increase in our securities portfolio. Even during a period with tepid industry loan growth, we have been able to grow our loans on a year-over-year basis for nine consecutive quarters, and for the past six quarters year-over-year growth has been at least 3%, despite runoff from our non-strategic/liquidating portfolios. Our non-strategic/liquidating loan portfolios decreased $3.4 billion during the quarter and, excluding the planned runoff of these loans, our core loan portfolios increased $13.8 billion from the prior quarter. Total average loans were $804.8 billion, up $4.5 billion from the prior quarter. The asset-backed finance, corporate banking, equipment finance, government and institutional banking, mortgage portfolios, personal credit management, retail brokerage, and retail sales finance portfolios all experienced year-over-year double-digit growth. Our federal funds sold, securities purchased under resale agreements and other short-term investments (collectively referred to as federal funds sold and other short-term investments elsewhere in this Report) increased by $33.4 billion during the quarter on continued strong deposit growth, and we grew our securities available for sale portfolio by $10.0 billion.

While we believe our liquidity position was already strong, with heightened regulatory expectations, we have been adding to our position over the past few months. We issued long-term debt and term-deposits at very low rates and most of the proceeds went into cash and short term investments. Deposit growth remained strong with period-end deposits up $20.3 billion from second quarter 2013. Average deposits have grown while deposit costs have declined for 12 consecutive quarters. We grew our primary consumer checking customers by a net 3.9% from a year ago (August 2013 compared with August 2012), up from net growth of 3.5%  last quarter (May 2013 compared with May 2012). The growth in these relationship-based customers should benefit our future results as we remain focused on meeting more of our customers’ needs.

Credit Quality

Credit quality continued to improve in third quarter 2013, with solid performance in several of our commercial and consumer loan portfolios, reflecting our long-term risk focus and the benefit from the improving housing market. Net charge-offs of $975 million were 0.48% (annualized) of average loans, down 73 basis points from a year ago. Net losses in our commercial portfolio were only $19 million, or 2 basis points of average loans. Net consumer losses declined to 86 basis points from 201 basis points in third quarter 2012. We continued to have strong improvement in our commercial and residential real estate portfolios. Our commercial real estate portfolios were in a net recovery position for the third consecutive quarter and losses on our consumer real estate portfolios declined $1.2 billion from a year ago, down 70%. The consumer loss levels improved due to lower severity reflecting the positive momentum in the residential real estate market, with home values improving significantly in many markets, as well as lower default frequency.

Reflecting these improvements in our loan portfolios, our $75 million provision for credit losses this quarter was $1.5 billion less than a year ago. This provision reflected a release of $900 million from the allowance for credit losses (the amount by which net charge-offs exceeded the provision), compared with a release of $767 million a year ago, of which $567 million related to implementation of the OCC guidance issued in third quarter 2012. Given current favorable conditions, we continue to expect future allowance releases, absent a significant deterioration in the economy.

In addition to lower net charge-offs and provision expense, nonperforming assets (NPAs) also improved and were down $360 million from second quarter 2013. Nonaccrual loans declined $1.0 billion from the prior quarter, while foreclosed assets increased $662 million from the prior quarter driven by an increase in government-insured foreclosed assets.  The increase in government-insured foreclosed assets was primarily the result of changes to loan modification programs, which slowed foreclosures in prior quarters.

Capital

We continued to strengthen our capital levels in third quarter 2013 even as we returned more capital to our shareholders, increasing total equity to $168.8 billion at September 30, 2013, up $5.0 billion from the prior quarter. Our Tier 1 common equity ratio was 10.60% of risk-weighted assets (RWA) under Basel I. Our estimated Common Equity Tier 1 ratio under Basel III using the advanced approach method increased to 9.56% in the third quarter, exceeding our target of 9% for the first time, which includes a 100 basis point internal capital buffer. Growth in the Basel III ratio primarily resulted from our strong underlying earnings performance and a reduction in risk-weighted assets, which was due to our improved credit profile and model refinements for our commercial portfolios. We took a number of actions to reduce risk-weighted assets such as disposing of an asset that had a punitive risk weighting and obtaining more granular data related to the underlying investments of life insurance assets.

Our third quarter 2013 dividend was $0.30 per share, and we purchased 50.9 million shares in the quarter and executed a $400 million forward purchase contract that is expected to settle in fourth quarter 2013 for approximately 9.8 million shares.

Our other regulatory capital ratios under Basel I remained strong with a Tier 1 capital ratio of 12.11% and Tier 1 leverage ratio of 9.76% at September 30, 2013, compared with 12.12% and 9.63%, respectively, at June 30, 2013. In July 2013, U.S. banking regulatory agencies issued a supplementary leverage ratio proposal for Basel III. Based on our initial review, we believe our current leverage levels would meet the applicable proposed requirements at the holding company and each of its insured depository institution subsidiaries. See the “Capital Management” section in this Report for more information regarding our capital, including Tier 1 common equity.

Earnings Performance

Wells Fargo net income for third quarter 2013 was $5.6 billion ($0.99 diluted earnings per common share) compared with $4.9 billion ($0.88 diluted earnings per common share) for third quarter 2012. Net income for the first nine months of 2013  was $16.3 billion  ($2.89 diluted earnings per common share) compared with $13.8 billion ($2.45 diluted earnings per common share) for the same period a year ago. Our 2013 third quarter and nine-month earnings were significantly affected by a reduced provision for credit losses, reflecting strong underlying credit performance.

Revenue, the sum of net interest income and noninterest income, was $20.5 billion in third quarter 2013 compared with $21.2 billion in third quarter 2012. For the first nine months of 2013, revenue was $63.1 billion, down from $64.1 billion a year ago. The decrease in revenue for third quarter 2013 from a year ago was due to a decrease in noninterest income, reflecting declines in mortgage banking. For the first nine months of 2013, the decrease in revenue from the same period a year ago was primarily due to a decrease in net interest income, resulting from continued repricing of the balance sheet in a low interest rate environment, as well as a decrease in noninterest income reflecting declines in mortgage banking. Noninterest income represented 48% of revenue for third quarter 2013 compared with 50% for third quarter 2012.

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

Net interest income on a taxable-equivalent basis was $10.9 billion in third quarter 2013, up from $10.8 billion in third quarter 2012. Net interest income on a taxable-equivalent basis was $32.6 billion for the first nine months of 2013, down from $33.1 billion in the same period a year ago. The net interest margin was 3.38% and 3.44% in the third quarter and first nine months of 2013, down from 3.66% and 3.82% for  the same periods a year ago. The decrease in net interest income in the first nine months of 2013 from the same period a year ago was largely driven by the impact of higher yielding loan and available-for-sale (AFS) securities runoff, partially offset by the benefits of AFS securities purchases and growth in core loans. In addition, reductions in deposit and long-term debt costs also helped offset lower income from earning assets. The decline in net interest margin in the third quarter and first nine months of 2013 compared with the same periods a year ago was primarily driven by higher funding balances, including growth in deposits and short and long-term debt, which caused federal funds sold and other short-term investments to increase. This growth in funding, including the growth in federal funds sold and other short-term investments, is dilutive to net interest margin, while essentially neutral to net interest income. In addition, net interest margin for the third quarter and first nine months of 2013 experienced pressure related to growth and repricing of the balance sheet. We expect continued pressure on our net interest margin as the balance sheet continues to reprice in the current low interest rate environment.

Average earning assets increased $111.6 billion in  the third quarter and $108.7 billion  in the first nine months of 2013 from a year ago, as average securities available for sale increased $33.6 billion and $21.9 billion for the same periods, respectively. Average federal funds sold and other short-term investments increased $64.3 billion in the third quarter and $64.9 billion in the first nine months of 2013 from a year ago. In addition, an increase in real estate 1-4 family first mortgage loans contributed to $28.0 billion and $29.9 billion higher average loans in the third quarter and first nine months of 2013, respectively, compared with a year ago.

Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $940.3 billion in third quarter 2013 ($934.1 billion in the first nine months of 2013) compared with $895.4 billion in third quarter 2012 ($882.2 billion in the first nine months of 2012) and funded 117% of average loans in third quarter 2013 (117% for the first nine months of 2013) compared with 115% a year ago (114% for the first nine months of 2012). Average core deposits decreased to 73% of average earning assets in the third quarter and 74% in the first nine months of 2013 compared with 76% for both the third quarter and first nine months of 2012. The cost of these deposits has continued to decline due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 95% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended September 30,
			2013			2012
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense
Earning assets
Federal funds sold, securities purchased under
resale agreements and other short-term investments	$155,888	0.31%	$121	91,561	0.44%	$101
Trading assets	44,809	3.02	339	39,441	3.08	304
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	6,633	1.69	28	1,390	1.05	4
Securities of U.S. states and political subdivisions	40,754	4.35	444	35,925	4.36	392
Mortgage-backed securities:
Federal agencies	112,997	2.83	800	94,324	2.88	679
Residential and commercial	30,216	6.56	496	33,124	6.67	553
Total mortgage-backed securities	143,213	3.62	1,296	127,448	3.87	1,232
Other debt and equity securities	55,404	3.27	455	47,647	4.07	486
Total securities available for sale	246,004	3.61	2,223	212,410	3.98	2,114
Mortgages held for sale (4)	33,227	3.86	320	52,128	3.65	476
Loans held for sale (4)	197	7.25	3	932	7.38	17
Loans:
Commercial:
Commercial and industrial	188,410	3.58	1,697	177,500	3.84	1,711
Real estate mortgage	104,637	4.12	1,086	105,148	4.05	1,070
Real estate construction	16,188	4.43	181	17,687	5.21	232
Lease financing	11,700	5.29	155	12,608	6.60	208
Foreign	44,843	2.09	236	39,663	2.46	245
Total commercial	365,778	3.64	3,355	352,606	3.91	3,466
Consumer:
Real estate 1-4 family first mortgage	254,082	4.20	2,670	234,020	4.51	2,638
Real estate 1-4 family junior lien mortgage	68,785	4.30	743	79,718	4.26	854
Credit card	24,989	12.45	784	23,040	12.64	732
Automobile	49,134	6.85	848	45,658	7.44	854
Other revolving credit and installment	42,011	4.83	512	41,692	4.58	480
Total consumer	439,001	5.04	5,557	424,128	5.23	5,558
Total loans (4)	804,779	4.41	8,912	776,734	4.63	9,024
Other	4,279	5.62	61	4,386	4.62	50
Total earning assets	$1,289,183	3.70%	$11,979	1,177,592	4.09%	$12,086
Funding sources
Deposits:
Interest-bearing checking	$34,499	0.06%	$5	28,815	0.06%	$4
Market rate and other savings	553,062	0.08	107	506,138	0.12	152
Savings certificates	47,339	1.08	129	58,206	1.29	188
Other time deposits	30,423	0.62	47	14,373	1.49	54
Deposits in foreign offices	81,087	0.15	30	71,791	0.16	30
Total interest-bearing deposits	746,410	0.17	318	679,323	0.25	428
Short-term borrowings	53,403	0.08	11	51,857	0.17	22
Long-term debt	133,397	1.86	621	127,486	2.37	756
Other liabilities	12,128	2.64	80	9,945	2.40	60
Total interest-bearing liabilities	945,338	0.43	1,030	868,611	0.58	1,266
Portion of noninterest-bearing funding sources	343,845	-	-	308,981	-	-
Total funding sources	$1,289,183	0.32	1,030	1,177,592	0.43	1,266
Net interest margin and net interest income on
a taxable-equivalent basis (5)		3.38%	$10,949		3.66%	$10,820
Noninterest-earning assets
Cash and due from banks	$16,350			15,682
Goodwill	25,637			25,566
Other	118,440			135,500
Total noninterest-earning assets	$160,427			176,748
Noninterest-bearing funding sources
Deposits	$279,156			267,184
Other liabilities	59,969			66,116
Total equity	165,147			152,429
Noninterest-bearing funding sources used to fund earning assets	(343,845)			(308,981)
Net noninterest-bearing funding sources	$160,427			176,748
Total assets	$1,449,610			1,354,340

(1)  Our average prime rate was 3.25% for the quarters ended September 30, 2013 and 2012, and 3.25% for the first nine months of both 2013 and 2012. The average three-month London Interbank Offered Rate (LIBOR) was 0.26% and 0.43% for the quarters ended September 30, 2013 and 2012, respectively, and 0.28% and 0.47%, respectively, for the first nine months of 2013 and 2012.

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

(5)  Includes taxable-equivalent adjustments of $202 million and $158 million for the quarters ended September 30, 2013 and 2012, respectively, and $574 million and $504 million for the first nine months of 2013 and 2012, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

Earnings Performance  (continued)

	Nine months ended September 30,
			2013			2012
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense
Earning assets
Federal funds sold, securities purchased under
resale agreements and other short-term investments	$137,926	0.33%	$342	73,011	0.47%	$257
Trading assets	44,530	3.05	1,020	41,931	3.29	1,035
Securities available for sale (3):
Securities of U.S. Treasury and federal agencies	6,797	1.66	85	3,041	1.12	25
Securities of U.S. states and political subdivisions	39,213	4.38	1,288	34,366	4.42	1,139
Mortgage-backed securities:
Federal agencies	103,522	2.79	2,164	93,555	3.24	2,277
Residential and commercial	31,217	6.51	1,524	33,839	6.82	1,731
Total mortgage-backed securities	134,739	3.65	3,688	127,394	4.19	4,008
Other debt and equity securities	54,893	3.56	1,463	48,983	4.09	1,501
Total securities available for sale	235,642	3.69	6,524	213,784	4.16	6,673
Mortgages held for sale (4)	39,950	3.57	1,069	49,531	3.80	1,412
Loans held for sale (4)	172	7.88	10	838	6.07	38
Loans:
Commercial:
Commercial and industrial	186,366	3.67	5,113	172,039	4.07	5,245
Real estate mortgage	105,367	3.96	3,121	105,548	4.24	3,350
Real estate construction	16,401	4.76	584	18,118	4.98	676
Lease financing	12,151	6.26	571	12,875	7.47	721
Foreign	42,357	2.16	683	39,915	2.52	753
Total commercial	362,642	3.71	10,072	348,495	4.12	10,745
Consumer:
Real estate 1-4 family first mortgage	252,904	4.24	8,044	231,256	4.60	7,984
Real estate 1-4 family junior lien mortgage	71,390	4.29	2,292	82,161	4.28	2,631
Credit card	24,373	12.54	2,285	22,414	12.75	2,140
Automobile	47,890	7.03	2,516	44,660	7.60	2,542
Other revolving credit and installment	41,857	4.76	1,489	42,214	4.55	1,438
Total consumer	438,414	5.06	16,626	422,705	5.28	16,735
Total loans (4)	801,056	4.45	26,698	771,200	4.76	27,480
Other	4,229	5.45	172	4,492	4.53	153
Total earning assets	$1,263,505	3.79%	$35,835	1,154,787	4.28%	$37,048
Funding sources
Deposits:
Interest-bearing checking	$35,704	0.06%	$16	30,465	0.06%	$14
Market rate and other savings	544,208	0.08	341	500,850	0.12	457
Savings certificates	51,681	1.18	457	60,404	1.33	601
Other time deposits	24,177	0.81	146	13,280	1.74	173
Deposits in foreign offices	73,715	0.15	80	67,424	0.16	83
Total interest-bearing deposits	729,485	0.19	1,040	672,423	0.26	1,328
Short-term borrowings	55,535	0.13	55	50,650	0.17	65
Long-term debt	128,691	2.02	1,950	127,561	2.48	2,375
Other liabilities	12,352	2.37	220	10,052	2.50	189
Total interest-bearing liabilities	926,063	0.47	3,265	860,686	0.61	3,957
Portion of noninterest-bearing funding sources	337,442	-	-	294,101	-	-
Total funding sources	$1,263,505	0.35	3,265	1,154,787	0.46	3,957
Net interest margin and net interest income on
a taxable-equivalent basis (5)		3.44%	$32,570		3.82%	$33,091
Noninterest-earning assets
Cash and due from banks	$16,364			16,283
Goodwill	25,637			25,343
Other	122,306			129,971
Total noninterest-earning assets	$164,307			171,597
Noninterest-bearing funding sources
Deposits	$277,820			256,120
Other liabilities	60,764			60,606
Total equity	163,165			148,972
Noninterest-bearing funding sources used to fund earning assets	(337,442)			(294,101)
Net noninterest-bearing funding sources	$164,307			171,597
Total assets	$1,427,812			1,326,384

Noninterest Income

Table 2: Noninterest Income

				Nine months
	Quarter ended Sept. 30,		%	ended Sept. 30,		%
(in millions)	2013	2012	Change	2013	2012	Change
Service charges on deposit accounts	$1,278	1,210	6%	$3,740	3,433	9%
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	2,068	1,887	10	6,245	5,562	12
Trust and investment management (1)	811	769	5	2,439	2,283	7
Investment banking	397	298	33	1,288	846	52
Total trust and investment fees	3,276	2,954	11	9,972	8,691	15
Card fees	813	744	9	2,364	2,102	12
Other fees:
Charges and fees on loans	390	426	(8)	1,161	1,298	(11)
Merchant processing fees	169	150	13	497	432	15
Cash network fees	129	120	8	371	358	4
Commercial real estate brokerage commissions	91	56	63	209	188	11
Letters of credit fees	100	114	(12)	311	334	(7)
All other fees	219	231	(5)	672	716	(6)
Total other fees	1,098	1,097	-	3,221	3,326	(3)
Mortgage banking:
Servicing income, net	504	197	156	1,211	1,128	7
Net gains on mortgage loan origination/sales activities	1,104	2,610	(58)	5,993	7,442	(19)
Total mortgage banking	1,608	2,807	(43)	7,204	8,570	(16)
Insurance	413	414	-	1,361	1,455	(6)
Net gains from trading activities	397	529	(25)	1,298	1,432	(9)
Net gains (losses) on debt securities available for sale	(6)	3	NM	(15)	(65)	(77)
Net gains from equity investments	502	164	206	818	770	6
Lease income	160	218	(27)	515	397	30
Life insurance investment income	154	159	(3)	441	481	(8)
All other	37	252	(85)	199	959	(79)
Total	$9,730	10,551	(8)	$31,118	31,551	(1)

NM - Not meaningful
(1)			Prior year periods have been revised to reflect all fund distribution fees as brokerage related income.

Noninterest income was $9.7 billion and $10.6 billion for third quarter 2013 and 2012, respectively, and $31.1 billion and $31.6 billion for the first nine months of 2013 and 2012, respectively. This income represented 48% and 49% of revenue for the third quarter and first nine months of 2013, respectively, compared with 50% and 49%, respectively, for the same periods a year ago. The  decrease  in noninterest income in the third quarter and first nine months of 2013 from the same periods a year ago reflected declines in our mortgage banking business, partially offset by growth in many of our other businesses, including retail deposits, merchant card processing, business lending, commercial banking, equipment finance, capital markets, asset-backed finance, commercial mortgage servicing, corporate trust, asset management, wealth management, brokerage, and retirement services. Excluding mortgage banking, noninterest income increased $378 million and $933 million in the third quarter and first nine months of 2013, respectively, from the same periods a year ago.

Our service charges on deposit accounts increased in third quarter 2013 by $68 million, or 6%,  from  third quarter 2012, and $307 million in the first nine months of 2013, or 9%, from the first nine months of 2012, due to primary consumer checking customer growth, product changes and continued customer adoption of overdraft services.

Brokerage advisory, commissions and other fees are received for providing services to full‑service and discount brokerage customers. Income from these brokerage-related activities include transactional commissions based on the number of transactions executed at the customer’s direction, and asset‑based fees, which are based on the market value of the customer’s assets. These fees increased to $2.1 billion  and $6.2 billion in  the third quarter and first nine months of 2013, respectively, from $1.9 billion and $5.6 billion for the same periods in 2012. The increase in brokerage income was predominantly due to higher asset-based fees as a result of higher market values and growth in assets under management. Brokerage client assets totaled $1.3 trillion at September 30, 2013, an 8% increase from $1.2 trillion at September 30, 2012.

We earn trust and investment management fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2013, these assets totaled $2.3 trillion, up 3% from $2.2 trillion at September 30, 2012, driven by higher market values. Trust and investment management fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $811 million and $2.4 billion in the third quarter and first nine months of 2013, respectively, from $769 million and $2.3 billion for the same periods in 2012, primarily due to growth in assets under management reflecting higher market values.

Earnings Performance  (continued)

We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees increased to $397 million and $1.3 billion in the third quarter and first nine months of 2013, respectively, from $298 million and $846 million for the same periods a year ago, due primarily to increased loan syndication volume and equity originations.

Card fees were $813 million in third quarter 2013  compared with $744 million in third quarter 2012 and $2.4 billion and $2.1 billion for the first nine months of 2013 and 2012, respectively. Card fees increased primarily due to account growth and increased purchase activity.

Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.6 billion in third quarter 2013 compared with $2.8 billion in third quarter 2012 and totaled $7.2 billion for the first nine months of 2013 compared with $8.6 billion for the same period a year ago.

Net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for third quarter 2013 included a $26 million net MSR valuation gain ($213 million decrease in the fair value of the MSRs offset by a $239 million hedge gain) and for third quarter 2012 included a $142 million net MSR valuation gain ($1.43 billion decrease in the fair value of MSRs offset by a $1.57 billion hedge gain). For the first nine months of 2013, net servicing income included a $223 million net MSR valuation gain ($2.42 billion increase in the fair value of the MSRs offset by a $2.19 billion hedge loss) and for the same period of 2012, included a $461 million net MSR valuation gain ($3.22 billion decrease in the fair value of MSRs offset by a $3.68 billion hedge gain). Our portfolio of loans serviced for others was $1.91 trillion at both September 30, 2013, and December 31, 2012. At September 30, 2013, the ratio of MSRs to related loans serviced for others was 0.82% compared with 0.67% at December 31, 2012. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach.

Net gains on mortgage loan origination/sale activities were $1.1 billion and $6.0 billion in the third quarter and first nine months of 2013, respectively, down from $2.6 billion and $7.4 billion for the same periods a year ago. The year-over-year decreases for both periods were driven by lower margins and origination volumes. Mortgage loan originations were $80 billion for third quarter 2013, of which 59% were for home purchases compared with $139 billion and 38% for the same period a year ago. During the first nine months of 2013, we retained for investment $3.6 billion of real estate 1-4 family conforming first mortgage loans, forgoing approximately $120 million of revenue that could have been generated had the loans been originated for sale along with other agency conforming loan production. While retaining these mortgage loans on our balance sheet reduced mortgage revenue, we expect to generate greater spread income in future quarters from mortgage loans with higher yields than mortgage-backed securities we could have purchased in the market. While we do not currently plan to hold additional conforming mortgages on balance sheet, we have a large mortgage business and strong capital that provide us with the flexibility to make such choices in the future to benefit our long-term results. Mortgage applications were $87 billion and $373 billion in the third quarter and first nine months of 2013 compared with $188 billion and $584 billion for the same periods a year ago. The real estate 1-4 family first mortgage unclosed pipeline was $35 billion at September 30, 2013, and $97 billion at September 30, 2012. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities include the cost of additions to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. Additions to the mortgage repurchase liability that were charged against net gains on mortgage loan origination/sales activities during third quarter 2013  totaled $28 million (compared with $462 million for third quarter 2012), none of which ($387 million for third quarter 2012) were for subsequent increases in estimated losses on prior period loan sales. Additions to the mortgage repurchase liability for the first nine months of 2013 and 2012 were $402 million and $1.6 billion, respectively, of which $275 million and $1.4 billion, respectively, were for subsequent increases in estimated losses on prior period loan sales. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

We engage in trading activities primarily to accommodate the investment activities of our customers, execute economic hedging to manage certain of our balance sheet risks and for a very limited amount of proprietary trading for our own account. Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $397 million and $1.3 billion in the third quarter and first nine months of 2013, respectively, down from $529 million and $1.4 billion for the same periods a year ago. The nine months year-over-year decrease was largely driven by lower results in economic hedging reflecting market conditions. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. Proprietary trading generated $9 million of net gains in third quarter 2013 and $18 million of net gains in the first nine months of 2013 compared with $2 million and $16 million of net gains for the same periods, respectively, a year ago. Interest and fees related to proprietary trading are reported in their corresponding income statement line items. Proprietary trading activities are not significant to our client-focused business model. For additional information about proprietary and other trading, see the “Risk Management – Asset and Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $496 million for third quarter 2013 and $167 million for third quarter 2012 ($803 million and $705 million for the first nine months of 2013 and 2012, respectively), net of other-than-temporary impairment (OTTI) write-downs of $60 million and $72 million for third quarter 2013 and 2012, respectively, and $249 million and $257 million for the first nine months of 2013 and 2012, respectively.

All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, pre-tax losses on tax credits, foreign currency adjustments, and income from investments accounted for under the equity accounting method, any of which can cause other income losses. Lower other income for the third quarter and first nine months of 2013 compared with the same periods a year ago, reflected interest rate-related valuation changes, net of related hedges on certain mortgage-related assets carried at fair value. The first nine months of 2013 also reflected ineffectiveness losses on derivatives that qualify for hedge accounting.

Noninterest Expense

Table 3: Noninterest Expense

				Nine months
	Quarter ended Sept. 30,		%	ended Sept. 30,		%
(in millions)	2013	2012	Change	2013	2012	Change
Salaries	$3,910	3,648	7%	$11,341	10,954	4%
Commission and incentive compensation	2,401	2,368	1	7,604	7,139	7
Employee benefits	1,172	1,063	10	3,873	3,720	4
Equipment	471	510	(8)	1,417	1,526	(7)
Net occupancy	728	727	-	2,163	2,129	2
Core deposit and other intangibles	375	419	(11)	1,129	1,256	(10)
FDIC and other deposit assessments	214	359	(40)	765	1,049	(27)
Outside professional services	623	733	(15)	1,765	1,985	(11)
Operating losses	195	281	(31)	640	1,282	(50)
Foreclosed assets	161	247	(35)	502	840	(40)
Contract services	241	237	2	674	776	(13)
Outside data processing	251	234	7	719	683	5
Travel and entertainment	209	208	-	651	628	4
Postage, stationery and supplies	184	196	(6)	567	607	(7)
Advertising and promotion	157	170	(8)	445	436	2
Telecommunications	116	127	(9)	364	378	(4)
Insurance	98	51	92	378	391	(3)
Operating leases	56	27	107	153	82	87
All other	540	507	7	1,607	1,641	(2)
Total	$12,102	12,112	-	$36,757	37,502	(2)

Noninterest expense was $12.1 billion in third quarter 2013, largely unchanged from a year ago, as higher personnel expenses ($7.5 billion, up from $7.1 billion a year ago) were offset by lower FDIC and other deposit assessments ($214 million, down from $359 million a year ago), lower outside professional services ($623 million, down from $733 million a year ago), lower foreclosed assets expense ($161 million, down from $247 million a year ago), and lower operating losses ($195 million, down from $281 million a year ago). For the first nine months of 2013, noninterest expense was down $745 million, or 2%, from the same period a year ago predominantly due to lower operating losses ($640 million, down from $1.3 billion in the first nine months of 2012), lower FDIC and other deposit assessments ($765 million, down from $1.0 billion in the first nine months of 2012), lower foreclosed assets expense ($502 million, down from $840 million in the first nine months of 2012), the completion of Wachovia merger integration activities in the prior year ($218 million in first nine months of 2012), partially offset by higher personnel expenses ($22.8 billion, up from $21.8 billion in the first nine months of 2012).

Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were up $404 million, or 6%, in third quarter 2013 compared with the same quarter last year, primarily due to annual salary increases and related salary taxes. With the decrease in mortgage originations during third quarter 2013, staffing reductions during the quarter resulted in mortgage-related severance expense. Included in personnel expense was a $109 million increase in employee benefits, a significant portion of which was driven by higher deferred compensation expense (offset in trading income). Personnel expenses were up $1.0 billion, or 5%, for the first nine months of 2013 compared with the same period in 2012, mostly due to higher revenue-based incentive compensation, and annual salary increases and related salary taxes.

The completion of Wachovia integration activities contributed to year over year reductions in noninterest expense for the first nine months of 2013, mainly in outside professional services, contract services, occupancy, and advertising and promotion.

Outside professional services was down 15% in third quarter 2013 and down 11% in the first nine months of 2013 compared with the same periods a year ago. Excluding integration-related reductions, substantially all of the decrease for both periods was due to lower costs associated with our mortgage servicing regulatory consent orders.

Foreclosed assets expense was down 35% in third quarter 2013 and down 40% in the first nine months of 2013 compared with the same periods in 2012, reflecting lower write-downs, higher gains on sale, and lower expenses associated with foreclosed properties, primarily driven by the real estate market improvement.

Operating losses decreased 31% and 50% in the third quarter and first nine months of 2013, respectively, compared with the same periods a year ago. The decline in both periods was predominantly due to lower mortgage-related litigation charges.

The efficiency ratio was 59.1% in third quarter 2013, compared with 57.1% in the prior year. The Company expects to operate within its targeted efficiency ratio range of 55 to 59% in fourth quarter 2013.

Income Tax Expense

Earnings Performance  (continued)

Our effective tax rate was 31.9% and 33.4% for third quarter 2013 and 2012, respectively. Our effective tax rate was 32.7% in the first nine months of 2013, down from 34.2% in the first nine months of 2012. The lower tax rate in the first nine months of 2013 included a net reduction in the reserve for uncertain tax positions primarily due to settlements with authorities regarding certain cross border transactions, which occurred in third quarter 2013, and a tax benefit, recognized earlier in the year, from the realization for tax purposes of a previously written down investment.

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

Table 4: Operating Segment Results – Highlights

					Wealth, Brokerage				Consolidated
	Community Banking		Wholesale Banking		and Retirement		Other (1)		Company
(in billions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Quarter ended Sept. 30,
Revenue	$12.2	13.1	5.9	5.9	3.3	3.0	(0.9)	(0.8)	20.5	21.2
Provision (reversal of provision)
for credit losses	0.2	1.6	(0.1)	(0.1)	-	-	-	0.1	0.1	1.6
Noninterest expense	7.1	7.4	3.1	2.9	2.6	2.5	(0.7)	(0.7)	12.1	12.1
Net income	3.3	2.7	2.0	2.0	0.5	0.3	(0.2)	(0.1)	5.6	4.9
Average loans	497.7	485.3	290.4	277.1	46.7	42.5	(30.0)	(28.2)	804.8	776.7
Average core deposits	618.2	594.5	235.3	225.4	150.6	136.7	(63.8)	(61.2)	940.3	895.4

Nine months ended Sept. 30,
Revenue	$38.1	39.6	18.1	18.1	9.8	9.1	(2.9)	(2.7)	63.1	64.1
Provision (reversal of provision)
for credit losses	2.3	5.1	(0.3)	0.2	-	0.1	(0.1)	-	1.9	5.4
Noninterest expense	21.7	22.8	9.4	9.1	7.8	7.4	(2.1)	(1.8)	36.8	37.5
Net income	9.5	7.6	6.0	5.7	1.2	1.0	(0.4)	(0.5)	16.3	13.8
Average loans	498.3	485.1	287.3	272.0	45.3	42.5	(29.8)	(28.4)	801.1	771.2
Average core deposits	620.1	585.3	230.0	222.4	148.8	135.5	(64.8)	(61.0)	934.1	882.2

(1)

Includes corporate items not specific to a business segment and the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses. These products include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Lending business units. Cross-sell of our products is an important part of our strategy to achieve our vision to satisfy all our customers’ financial needs. Our retail bank household cross-sell was 6.15 products per household in August 2013, up from 6.04 in August 2012. We believe there is more opportunity for cross-sell as we continue to earn more business from our customers. Our goal is eight products per household, which is approximately half of our estimate of potential demand for an average U.S. household. In August 2013, one of every four of our retail banking households had eight or more of our products.

Community Banking reported net income of $3.3 billion, up $601 million, or 22%, from third quarter 2012, and $9.5 billion for the first nine months of 2013, up $1.9 billion, or 25%, compared with the same period a year ago. Revenue of $12.2 billion decreased $866 million, or 7%, from third quarter 2012, and was $38.1 billion for the first nine months of 2013, a decrease of $1.5 billion, or 4%, compared with the same period last year. The decrease in revenue was due primarily to lower mortgage banking revenue and other noninterest income, partially offset by growth in deposit service charges, higher trust and investment fees, higher debit, credit, and merchant card volumes, and higher gains on equity investments. Average core deposits increased $24 billion, or 4%, from third quarter 2012 and $35 billion, or 6%, from the first nine months of 2012. The number of primary consumer checking customers grew 3.9% from third quarter 2012 (August 2013 compared with August 2012). Noninterest expense declined 5% from third quarter 2012 and for the first nine months of 2012, largely driven by the elimination of costs related to the OCC’s Independent Foreclosure Review programs, lower operating losses, and lower FDIC deposit insurance assessments. The provision for credit losses improved $1.4 billion from third quarter 2012, and $2.8 billion from the first nine months of 2012, as net-charge offs declined and portfolio credit performance improved, largely in the residential real estate portfolios.

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

Wholesale Banking reported net income of $2.0 billion in third quarter 2013, down $20 million, or 1%, from third quarter 2012. In the first nine months of 2013, net income increased $280 million, or 5%, from a year ago, to $6.0 billion. Results for the first nine months of 2013 benefited from strong noninterest income growth and improvement in provision for loan losses. Revenue in third quarter 2013 decreased $78 million, or 1%, from third quarter 2012 as business growth and strong loan and deposit growth was more than offset by lower sales and trading, purchased credit impaired (PCI) resolution income and other income. Revenue in the first nine months of 2013 decreased $7 million from the first nine months of 2012 as strong noninterest income growth in capital markets and asset backed finance as well as strong loan and deposit growth was offset by lower PCI resolutions. Average loans of $290.4 billion in third quarter 2013 increased 5% from third quarter 2012 driven by growth in nearly all portfolios as well as U.S. and U.K. commercial real estate acquisitions. Growth areas included asset-backed finance, capital finance, commercial banking, commercial real estate, corporate banking, equipment finance and government and institutional banking. Average core deposits of $235.3 billion in third quarter 2013 increased 4% from third quarter 2012, reflecting continued customer liquidity. Noninterest expense in third quarter and for the first nine months of 2013 increased 6% and 3%, respectively, from the comparable periods last year, due to higher personnel expense related to growing the business and higher non-personnel expenses related to growth initiatives. The provision for credit losses improved $87 million from third quarter 2012 and $546 million from the first nine months of 2012 driven primarily by lower net charge-offs.

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client's financial needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and fiduciary services. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra high net worth  families and individuals as well as endowments and foundations. Brokerage serves customers' advisory, brokerage and other financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan recordkeeping) for businesses, retail retirement solutions for individuals and reinsurance services for the life insurance industry.

Wealth, Brokerage and Retirement reported net income of $450 million in third quarter 2013, up 33% from third quarter 2012. Net income for the first nine months of 2013 was $1.2 billion, up 25% compared with the same period a year ago. Net income growth was driven by higher noninterest income and improved credit quality. Revenue in the quarter was up 9% from third quarter 2012 and up 8% for the first nine months of 2013 from the same period in 2012, predominantly due to growth in asset-based fees from improved market performance and growth in assets under management, as well as increased net interest income, partially offset by reduced securities gains in the brokerage business. Average core deposits in third quarter 2013 of $150.6 billion were up 10% from third quarter 2012. Average core deposits in the first nine months of 2013 increased 10% from the same period a year ago. Noninterest expense for the third quarter 2013 was up 7% from third quarter 2012 and up 6% from the first nine months of 2012, largely due to higher personnel expenses, primarily reflecting increased broker commissions. Total provision for credit losses improved $68 million and $115 million from the third quarter and first nine months of 2012, respectively, driven by lower net charge-offs and continued improvement in credit quality.

Balance Sheet Analysis

At September 30, 2013, our assets totaled $1.5 trillion, up $65.1 billion from December 31, 2012. The predominant areas of asset growth were in federal funds sold and other short-term investments, which increased $44.7 billion, securities available for sale, which increased $24.2 billion, and loans, which increased $12.8 billion, partially  offset by a $21.8 billion decrease in mortgages held for sale. Deposit growth of $39.0 billion, total equity growth of $9.9 billion and an increase in long-term debt of $23.8 billion from December 31, 2012 were the predominant sources funding our asset growth for the first nine months of 2013. The deposit growth resulted in an increase in the proportion of interest-bearing deposits while equity growth benefited from $11.0 billion in earnings, net of dividends paid, as well as from the issuance of preferred stock.  The strength of our business model produced record earnings and continued internal capital generation as reflected in our capital ratios, all of which improved from December 31, 2012. Tier 1 capital as a percentage of total risk-weighted assets increased to 12.11%, total capital increased to 15.09%, Tier 1 leverage increased to 9.76%, and Tier 1 common equity increased to 10.60% at September 30, 2013, compared with 11.75%, 14.63%, 9.47%, and 10.12%, respectively, at December 31, 2012.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Securities Available for Sale

Table 5: Securities Available for Sale – Summary

	September 30, 2013			December 31, 2012
		Net			Net
		unrealized	Fair		unrealized	Fair
(in millions)	Cost	gain	value	Cost	gain	value
Debt securities	$251,493	4,326	255,819	220,946	11,468	232,414
Marketable equity securities	2,113	1,467	3,580	2,337	448	2,785
Total securities available for sale	$253,606	5,793	259,399	223,283	11,916	235,199

Table 5 presents a summary of our securities available-for-sale portfolio, which consists of both debt and marketable equity securities. Our available-for-sale portfolio increased $24.2 billion from December 31, 2012, primarily due to purchases of agency mortgage-backed securities. The total net unrealized gains on securities available for sale were $5.8 billion at September 30, 2013, down from net unrealized gains of $11.9 billion at December 31, 2012, due primarily to an increase in long-term interest rates.

The size and composition of the available-for-sale portfolio is largely dependent upon the Company’s liquidity and interest rate risk management objectives. Our business generates assets and liabilities, such as loans, deposits and long-term debt, which have different maturities, yields, re-pricing, prepayment characteristics and other provisions that expose us to interest rate and liquidity risk. The available-for-sale securities portfolio consists primarily of liquid, high quality federal agency mortgage-backed securities (MBS), privately issued residential and commercial MBS, securities issued by U.S. states and political subdivisions, corporate debt securities, and highly rated collateralized loan obligations. Due to its highly liquid nature, the available-for-sale portfolio can be used to meet funding needs that arise in the normal course of business or due to market stress. Changes in our interest rate risk profile may occur due to changes in overall economic or market conditions, which could influence loan origination demand, prepayment speeds, or deposit balances and mix. In response, the available-for-sale securities portfolio can be rebalanced to meet the Company’s interest rate risk management objectives. In addition to meeting liquidity and interest rate risk management objectives, the available-for-sale securities portfolio may provide yield enhancement over other short-term assets. See the “Risk Management -  Asset/Liability Management” section of this Report for more information on liquidity and interest rate risk.

We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $249 million in OTTI write-downs recognized in the first nine months of 2013, $128 million related to debt securities and $25 million related to marketable equity securities, which are each included in securities available for sale. Another $96 million in OTTI write-downs related to nonmarketable equity investments, which are included in other assets. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies – Investments) in our 2012 Form 10-K and Note 4 (Securities Available for Sale) to Financial Statements in this Report.

At September 30, 2013, debt securities available for sale included $42.3 billion of municipal bonds, of which 85% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. Our municipal bond holdings are monitored as part of our ongoing impairment analysis of our securities available for sale.

The weighted-average expected maturity of debt securities available for sale was 6.8 years at September 30, 2013. Because 59% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available for sale are shown in Table 6.

Table 6: Mortgage-Backed Securities

			Expected
		Net	remaining
	Fair	unrealized	maturity
(in billions)	value	gain (loss)	(in years)
At September 30, 2013
Actual	$151.3	2.7	5.7
Assuming a 200 basis point:
Increase in interest rates	136.8	(11.8)	7.1
Decrease in interest rates	158.5	9.9	2.9

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

Loan Portfolio

Total loans were $812.3 billion at September 30, 2013, up $12.8 billion from December 31, 2012. Table 7 provides a summary of total outstanding loans by non-strategic / liquidating and core loan portfolios. The runoff in the non-strategic/liquidating portfolios was $10.4 billion, while loans in the core portfolio grew $23.2 billion from December 31, 2012. Our core loan growth in 2013 included:

•          a $11.7 billion increase in the commercial segment primarily from loan purchases, including $5.2 billion of commercial real estate portfolio acquisitions consisting of $4.0 billion U.K. commercial real estate loans classified within foreign loans and $1.2 billion within commercial real estate mortgage; and

•          a $11.5 billion increase in consumer loans primarily from growth of $18.8 billion in 1-4 family non-conforming first mortgages, as well as $3.6 billion of 1-4 family conforming first mortgages retained for investment, and $6.7 billion in auto loans, partially offset by runoff in the core consumer portfolio.

Additional information on the non-strategic and liquidating loan portfolios is included in Table 12 in the “Risk Management – Credit Risk Management” section of this Report.

Table 7: Loan Portfolios

	September 30, 2013			December 31, 2012
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$369,703	2,342	372,045	358,028	3,170	361,198
Consumer	358,484	81,796	440,280	346,984	91,392	438,376
Total loans	$728,187	84,138	812,325	705,012	94,562	799,574

Balance Sheet Analysis (continued)

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

Table 8: Maturities for Selected Commercial Loan Categories

	September 30, 2013				December 31, 2012
		After				After
	Within	one year	After		Within	one year	After
	one	through	five		one	through	five
(in millions)	year	five years	years	Total	year	five years	years	Total
Selected loan maturities:
Commercial and industrial	$42,026	130,156	19,557	191,738	45,212	123,578	18,969	187,759
Real estate mortgage	19,491	58,091	27,958	105,540	22,328	56,085	27,927	106,340
Real estate construction	6,674	8,325	1,413	16,413	7,685	7,961	1,258	16,904
Foreign	31,886	12,457	2,323	46,666	27,219	7,460	3,092	37,771
Total selected loans	$100,077	209,029	51,251	360,357	102,444	195,084	51,246	348,774
Distribution of loans to
changes in interest rates:
Loans at fixed
interest rates	$16,722	22,497	13,425	52,645	17,218	20,894	11,387	49,499
Loans at floating/variable
interest rates	83,355	186,531	37,826	307,712	85,226	174,190	39,859	299,275
Total selected loans	$100,077	209,029	51,251	360,357	102,444	195,084	51,246	348,774

Deposits

Deposits totaled $1.0 trillion at September 30, 2013, and December 31, 2012. Table 9 provides additional information regarding deposits. Deposit growth of $39 billion from December 31, 2012 reflected continued customer liquidity and liquidity-related issuances of term deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $947.8 billion at September 30, 2013, up $2.1 billion from $945.7 billion at December 31, 2012.

Table 9: Deposits

		% of		% of
	Sept. 30,	total	Dec. 31,	total	%
($ in millions)	2013	deposits	2012	deposits	Change
Noninterest-bearing	$279,910	27%	$288,207	29%	(3)
Interest-bearing checking	34,064	3	35,275	4	(3)
Market rate and other savings	541,564	52	517,464	52	5
Savings certificates	44,861	4	55,966	6	(20)
Foreign deposits (1)	47,406	5	48,837	4	(3)
Core deposits	947,805	91	945,749	95	-
Other time and savings deposits	57,994	6	33,755	3	72
Other foreign deposits	36,072	3	23,331	2	55
Total deposits	$1,041,871	100%	$1,002,835	100%	4

(1)		Reflects Eurodollar sweep balances included in core deposits.

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2012 Form 10-K for a description of our critical accounting policy related to fair value of financial instruments and a discussion of our fair value measurement techniques.

Table 10 presents the summary of the fair value of financial instruments recorded at fair value on a recurring basis, and the amounts measured using significant Level 3 inputs (before derivative netting adjustments), which are significant assumptions not observable in the market. The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information (collectively Level 1 and 2 measurements).

Table 10: Fair Value Level 3 Summary

	September 30, 2013		December 31, 2012
	Total		Total
($ in billions)	balance	Level 3 (1)	balance	Level 3 (1)
Assets carried
at fair value	$367.5	43.6	358.7	51.9
As a percentage
of total assets	25%	3	25	4

Liabilities carried
at fair value	$23.6	2.8	22.4	3.1
As a percentage of
total liabilities	2%	*	2	*

*	Less than 1%.
(1)	Before derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information regarding our use of fair valuation of financial instruments, our related measurement techniques and the impact to our financial statements.

Equity

Total equity was $168.8 billion at September 30, 2013 compared with $158.9 billion at December 31, 2012. The increase was predominantly driven by a $10.9 billion increase in retained earnings from earnings net of dividends paid, partially offset by a $3.4 billion decline in cumulative other comprehensive income (OCI). The decline in OCI was due to a  $6.1 billion ($3.7 billion after tax) reduction in net unrealized gains on our securities available for sale portfolio resulting from an increase in long-term interest rates. This decline was partially offset by our recognition  of pension settlement losses that resulted in re-measurement of our Cash Balance Plan liability, which increased cumulative other comprehensive income by $1.2 billion ($726 million after tax). See Note 15 (Employee Benefits) to Financial Statements in this Report for additional information.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in financial transactions that are not recorded in the balance sheet, or may be recorded in the balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include commitments to lend, transactions with unconsolidated entities, guarantees, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

Commitments to Lend

We enter into commitments to lend funds to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we make commitments, we are exposed to credit risk. However, the maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are not expected to be fully utilized or will expire without being used by the customer. For more information on lending commitments, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

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

Guarantees and Certain Contingent Arrangements

Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, liquidity agreements, written put options, recourse obligations, residual value guarantees and contingent consideration.

For more information on guarantees and certain contingent arrangements, see Note 10 (Guarantees, Pledged Assets and Collateral) to Financial Statements in this Report.

Derivatives

We primarily use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivative transactions can be measured in terms of the notional amount, which is generally not exchanged but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments.

For more information on derivatives, see Note 12 (Derivatives) to Financial Statements in this Report.

Other Commitments

We also have other off-balance sheet transactions, including obligations to make rental payments under noncancelable operating leases and commitments to purchase certain debt securities available for sale and private equity investments. Our operating lease obligations are discussed in Note 7 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements in our 2012 Form 10-K. For more information on commitments to purchase debt securities available for sale, see the “Off-Balance Sheet Arrangements” section in our 2012 Form 10-K. Commitments to purchase private equity investments are further described in Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Risk Management

As a financial institution we must manage and control a variety of business risks that can significantly affect our financial performance. Among the key risks that we must manage are operational risks, credit risks, asset/liability interest rate and market risks. For more information about how we managed these risks, see the “Risk Management” section in our 2012 Form 10-K. The discussion that follows provides an update regarding these risks.

Operational Risk Management

Effective management of operational risks, which include risks relating to management information systems, security systems, and information security, is also an important focus for financial institutions such as Wells Fargo. Wells Fargo and reportedly other financial institutions continue to be the target of various evolving and adaptive denial-of-service or other cyber attacks as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cybersecurity capabilities. Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Cybersecurity and the continued development and enhancement of our controls, processes and systems to protect our networks, computers, software, and data from attack, damage or unauthorized access remain a priority for Wells Fargo. See the “Risk Factors” section in our 2012 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

	Sept. 30,	Dec. 31,
(in millions)	2013	2012
Commercial:
Commercial and industrial	$191,738	187,759
Real estate mortgage	105,540	106,340
Real estate construction	16,413	16,904
Lease financing	11,688	12,424
Foreign (1)	46,666	37,771
Total commercial	372,045	361,198
Consumer:
Real estate 1-4 family first mortgage	254,924	249,900
Real estate 1-4 family junior lien mortgage	67,675	75,465
Credit card	25,448	24,640
Automobile	49,693	45,998
Other revolving credit and installment	42,540	42,373
Total consumer	440,280	438,376
Total loans	$812,325	799,574

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

Credit Quality Overview  Credit quality continued to improve during the third quarter of 2013 due in part to improving economic conditions as well as our proactive credit risk management activities. The improvement occurred for both commercial and consumer portfolios as evidenced by their credit metrics:

•       Nonperforming loans decreased to $3.9 billion and $13.0 billion in our commercial and consumer portfolios, respectively, at September 30, 2013, from $5.8 billion and $14.7 billion at December 31, 2012. These loans represented 2.08% of total loans at September 30, 2013 compared with 2.56% at December 31, 2012.

•       Third quarter 2013 net charge-offs as a percentage of average total loans improved to 0.48% compared with 1.21% a year ago and were 0.02% and 0.86% in our commercial and consumer portfolios, respectively, compared with 0.24% and 2.01% for third quarter 2012.

•       Loans that are not government insured/guaranteed and 90 days or more past due and still accruing decreased to $167 million and $883 million in our commercial and consumer portfolios, respectively, at September 30, 2013, from $303 million and $1.1 billion at December 31, 2012.

In addition to credit metric improvements we saw improvement in various economic indicators such as home prices that influenced our evaluation of the allowance and provision for credit losses. Accordingly:

•       Our provision for credit losses decreased to $75 million in third quarter 2013 from $1.6 billion in third quarter 2012.

•       The allowance for credit losses decreased to $15.6 billion at September 30, 2013 from $17.5 billion at December 31, 2012.

Additional information on our loan portfolios and our credit quality trends follows.

Risk Management – Credit Risk  Management (continued)

Non-Strategic and Liquidating Loan Portfolios  We continually evaluate and modify our credit policies to address appropriate levels of risk. We may designate certain portfolios and loan products as non-strategic or liquidating after we cease their continued origination and actively work to limit losses and reduce our exposures.

Table 12 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and PCI loans acquired from Wachovia, certain portfolios from legacy Wells Fargo Home Equity and Wells Fargo Financial, and our education finance government guaranteed loan portfolio. The total balance of our non-strategic and liquidating loan portfolios has decreased 56% since the merger with Wachovia at December 31, 2008, and decreased 11% from the end of 2012.

The home equity portfolio of loans generated through third party channels is designated as liquidating. Additional information regarding this portfolio, as well as the liquidating PCI and Pick-a-Pay loan portfolios, is provided in the discussion of loan portfolios that follows.

Table 12: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance
	Sept. 30,	December 31,
(in millions)	2013	2012	2008
Commercial:
Legacy Wachovia commercial and industrial, CRE and foreign PCI loans (1)	$2,342	3,170	18,704
Total commercial	2,342	3,170	18,704
Consumer:
Pick-a-Pay mortgage (1)	52,805	58,274	95,315
Liquidating home equity	3,911	4,647	10,309
Legacy Wells Fargo Financial indirect auto	299	830	18,221
Legacy Wells Fargo Financial debt consolidation	13,281	14,519	25,299
Education Finance - government guaranteed	11,094	12,465	20,465
Legacy Wachovia other PCI loans (1)	406	657	2,478
Total consumer	81,796	91,392	172,087
Total non-strategic and liquidating loan portfolios	$84,138	94,562	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

PURCHASED CREDIT-IMPAIRED (PCI) Loans  Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans totaled  $27.8 billion at September 30, 2013, down from $31.0 billion and $58.8 billion at December 31, 2012 and 2008, respectively. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section in our 2012 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

During the first nine months of 2013, we recognized as income $67 million released from the nonaccretable difference related to commercial PCI loans due to payoffs and other resolutions. We also transferred $916 million from the nonaccretable difference to the accretable yield for PCI loans with improving credit-related cash flows and absorbed $720 million of losses in the nonaccretable difference from loan resolutions and write-downs. Our cash flows expected to be collected have been favorably affected by lower than expected defaults and losses as a result of observed economic strengthening, particularly in housing prices, and by our loan modification efforts. See the “Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in this Report for additional information. Table 13 provides an analysis of changes in the nonaccretable difference.

Table 13: Changes in Nonaccretable Difference for PCI Loans

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total
Balance, December 31, 2008	$10,410	26,485	4,069	40,964
Addition of nonaccretable difference due to acquisitions	195	-	-	195
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(1,426)	-	-	(1,426)
Loans resolved by sales to third parties (2)	(303)	-	(85)	(388)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,531)	(3,031)	(792)	(5,354)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(6,923)	(17,222)	(2,882)	(27,027)
Balance, December 31, 2012	422	6,232	310	6,964
Addition of nonaccretable difference due to acquisitions	7	-	-	7
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(62)	-	-	(62)
Loans resolved by sales to third parties (2)	(5)	-	-	(5)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(50)	(866)	-	(916)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(12)	(641)	(67)	(720)
Balance, September 30, 2013	$300	4,725	243	5,268

Balance, June 30, 2013	$311	4,880	250	5,441
Addition of nonaccretable difference due to acquisitions	7	-	-	7
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(15)	-	-	(15)
Loans resolved by sales to third parties (2)	-	-	-	-
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(9)	-	-	(9)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	6	(155)	(7)	(156)
Balance, September 30, 2013	$300	4,725	243	5,268

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

(4)

Write-downs to net realizable value of PCI loans are absorbed by the nonaccretable difference when severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan. Also includes foreign exchange adjustments related to underlying principal for which the nonaccretable difference was established.

Since December 31, 2008, we have released $8.1 billion in nonaccretable difference, including $6.3 billion transferred from the nonaccretable difference to the accretable yield and $1.8 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $6.4 billion reduction from December 31, 2008, through September 30, 2013, in our initial projected losses of $41.0 billion on all PCI loans.

At September 30, 2013, the allowance for credit losses on certain PCI loans was $22 million. The allowance is to absorb credit-related decreases in cash flows expected to be collected and primarily relates to individual PCI commercial loans. Table 14 analyzes the actual and projected loss results on PCI loans since acquisition through September 30, 2013.

For additional information on PCI loans, see Note 1 (Summary of Significant Accounting Policies – Loans) in our 2012 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management – Credit Risk  Management (continued)

Table 14: Actual and Projected Loss Results on PCI Loans Since Acquisition of Wachovia

				Other
(in millions)		Commercial	Pick-a-Pay	consumer	Total
Release of nonaccretable difference due to:
	Loans resolved by settlement with borrower (1)	$1,488	-	-	1,488
	Loans resolved by sales to third parties (2)	308	-	85	393
	Reclassification to accretable yield for loans with improving credit-related cash flows (3)	1,581	3,897	792	6,270
	Total releases of nonaccretable difference due to better than expected losses	3,377	3,897	877	8,151
Provision for losses due to credit deterioration (4)		(1,628)	-	(108)	(1,736)
	Actual and projected losses on PCI loans less than originally expected	$1,749	3,897	769	6,415

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

Significant Loan Portfolio Reviews   Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, FICO scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses. The following discussion provides additional characteristics and analysis of our significant portfolios. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.

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

The commercial and industrial loans and lease financing portfolio, which totaled $203.4 billion or 25% of total loans at September 30, 2013, experienced credit improvement in third quarter 2013. The annualized net charge-off rate for this portfolio declined to 0.12% in third quarter 2013 from 0.19% in second quarter 2013, and 0.46% for the full year of 2012. At September 30, 2013, 0.41% of this portfolio was nonaccruing compared with 0.72% at December 31, 2012.  In addition, $16.7 billion of this portfolio was criticized at September 30, 2013, down from $19.0 billion at December 31, 2012.

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

Table 15: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2013
				% of
	Nonaccrual	Total		total
(in millions)	loans	portfolio	(1)	loans
Investors	$20	17,133		2%
Cyclical retailers	26	15,127		2
Oil & Gas	63	13,819		2
Food and beverage	56	12,823		2
Healthcare	33	10,739		1
Financial institutions	28	10,706		1
Industrial equipment	22	10,652		1
Real estate lessor	25	9,637		1
Technology	8	7,357		1
Transportation	7	6,057		1
Public administration	21	5,808		1
Business services	31	5,706		*
Other	486	77,862	(2)	10
Total	$826	203,426		25%

*        Less than 1%.

(1)  Includes $210 million PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)  No other single category had loans in excess of $4.9 billion.

At the time of any modification of terms or extensions of maturity, we evaluate whether the loan should be classified as a TDR, and account for it accordingly. For more information on TDRs, see “Troubled Debt Restructurings” later in this section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Commercial Real Estate (CRE)  The CRE portfolio totaled 15% of total loans at September 30, 2013, and consisted of $16.4 billion of construction loans and $105.5 billion of mortgage loans. Table 16 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Texas, which represented 27% and 8% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 27% and apartments at 12% of the portfolio. CRE nonaccrual loans totaled 2.5% of the CRE outstanding balance at September 30, 2013, compared with 3.5% at December 31, 2012.  At September 30, 2013, we had $13.6 billion of criticized CRE mortgage loans, down from $18.8 billion at December 31, 2012, and $2.5 billion of criticized CRE construction loans, down from $4.5 billion at December 31, 2012. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information on criticized loans.

At September 30, 2013, the recorded investment in PCI CRE loans totaled $2.0 billion, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.

Table 16: CRE Loans by State and Property Type

	September 30, 2013
	Real estate mortgage			Real estate construction			Total			% of
	Nonaccrual	Total		Nonaccrual	Total		Nonaccrual	Total		total
(in millions)	loans	portfolio	(1)	loans	portfolio	(1)	loans	portfolio	(1)	loans
By state:
California	$594	30,241		58	3,152		652	33,393		4%
Texas	181	8,684		26	1,662		207	10,346		1
Florida	376	8,591		56	1,352		432	9,943		1
New York	50	6,622		6	1,008		56	7,630		1
North Carolina	156	4,026		37	995		193	5,021		1
Arizona	101	4,022		14	540		115	4,562		1
Virginia	71	2,900		7	1,032		78	3,932		1
Washington	27	3,108		3	474		30	3,582		*
Georgia	161	3,026		48	493		209	3,519		*
Colorado	45	2,683		6	552		51	3,235		*
Other	734	31,637		256	5,153		990	36,790	(2)	5
Total	$2,496	105,540		517	16,413		3,013	121,953		15%
By property:
Office buildings	$622	31,102		48	1,757		670	32,859		4%
Apartments	126	10,464		17	4,633		143	15,097		2
Retail (excluding shopping center)	354	12,267		26	879		380	13,146		2
Industrial/warehouse	379	11,871		-	653		379	12,524		2
Real estate - other	293	10,464		8	379		301	10,843		1
Hotel/motel	122	8,503		10	564		132	9,067		1
Shopping center	201	8,157		9	662		210	8,819		1
Land (excluding 1-4 family)	6	78		140	3,512		146	3,590		1
Institutional	76	2,683		-	379		76	3,062		*
Agriculture	86	2,459		-	22		86	2,481		*
Other	231	7,492		259	2,973		490	10,465		1
Total	$2,496	105,540		517	16,413		3,013	121,953		15%

*	Less than 1%.
(1)

Includes a total of $2.0 billion PCI loans, consisting of $1.4 billion of real estate mortgage and $605 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $2.7 billion.

FOREIGN Loans and country risk exposure   We classify loans for financial statement and certain regulatory purposes as foreign if the borrower’s primary address is outside of the United States. At September 30, 2013, foreign loans totaled $46.7 billion, representing approximately 6% of our total consolidated loans outstanding, compared with $37.8 billion at December 31, 2012, or approximately 5% of total consolidated loans outstanding. A significant portion of the growth in foreign loans was due to the acquisition of CRE loans in the U.K. in third quarter 2013. Foreign loans were approximately 3% of our consolidated total assets at September 30, 2013 and at December 31, 2012.

Our foreign country risk monitoring process incorporates frequent dialogue with our financial institution customers, counterparties and regulatory agencies, enhanced by centralized monitoring of macroeconomic and capital markets conditions in the respective countries. We establish exposure limits for each country through a centralized oversight process based on customer needs, and in consideration of relevant economic, political, social, legal, and transfer risks. We monitor exposures closely and adjust our country limits in response to changing conditions.

We evaluate our individual country risk exposure on an ultimate country of risk basis, which is normally based on the country of residence of the guarantor or collateral location, and is different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at September 30, 2013, was the United Kingdom, which totaled $21.6 billion, or 1% of our total assets, and included $3.0 billion of sovereign claims. Our United Kingdom sovereign claims arise primarily from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

We conduct periodic stress tests of our significant country risk exposures, analyzing the direct and indirect impacts on the risk of loss from various macroeconomic and capital markets scenarios. We do not have significant exposure to foreign country risks because our foreign portfolio is relatively small. However, we have identified exposure to increased loss from U.S. borrowers associated with the

Risk Management – Credit Risk  Management (continued)

potential impact of a regional or worldwide economic downturn on the U.S. economy. We mitigate these potential impacts on the risk of loss through our normal risk management processes which include active monitoring and, if necessary, the application of aggressive loss mitigation strategies.

Table 17 provides information regarding our top 20 exposures on an ultimate risk basis by country (excluding the U.S.) and our Eurozone exposure. The selection of the top 20 countries is based solely on our largest total exposure by country.

Table 17: Select Country Exposures

	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
		Non-		Non-		Non-		Non-
(in millions)	Sovereign	sovereign	Sovereign	sovereign	Sovereign	sovereign	Sovereign	sovereign (4)	Total
September 30, 2013
Top 20 country exposures:
United Kingdom	$3,044	10,273	-	7,441	-	828	3,044	18,542	21,586
Canada	-	6,483	-	4,453	-	606	-	11,542	11,542
China	-	3,770	-	115	20	2	20	3,887	3,907
Netherlands	-	2,363	-	436	-	34	-	2,833	2,833
Brazil	-	2,614	-	15	-	1	-	2,630	2,630
Germany	64	1,520	-	854	-	144	64	2,518	2,582
India	-	1,802	-	172	-	-	-	1,974	1,974
Bermuda	-	1,631	-	73	-	44	-	1,748	1,748
Turkey	-	1,687	-	-	-	2	-	1,689	1,689
France	-	460	-	1,159	-	56	-	1,675	1,675
South Korea	-	1,562	-	55	13	-	13	1,617	1,630
Australia	-	905	-	662	-	29	-	1,596	1,596
Chile	-	1,360	-	84	-	54	-	1,498	1,498
Switzerland	-	912	-	82	-	433	-	1,427	1,427
Japan	-	372	713	16	-	91	713	479	1,192
Mexico	-	950	-	29	4	5	4	984	988
Luxembourg	-	865	-	111	-	5	-	981	981
Ireland	36	653	-	158	-	12	36	823	859
Russia	-	721	-	31	-	-	-	752	752
Spain	-	695	-	51	-	2	-	748	748
Total top 20 country exposures	$3,144	41,598	713	15,997	37	2,348	3,894	59,943	63,837

Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$100	6,556	-	2,769	-	253	100	9,578	9,678
Austria	104	322	-	2	-	1	104	325	429
Italy	-	242	-	91	-	-	-	333	333
Belgium	-	122	-	11	-	6	-	139	139
Other Eurozone countries (6)	-	59	-	25	9	2	9	86	95
Total Eurozone exposure	$204	7,301	-	2,898	9	262	213	10,461	10,674

(1)

Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $488 million in PCI loans, predominantly to customers in Germany and the United Kingdom, and $2.1 billion in defeased leases secured predominantly by U.S. Treasury and government agency securities, or government guaranteed.

(2)	Represents issuer exposure on cross-border debt and equity securities, held in trading or available-for-sale portfolio, at fair value.
(3)

Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At September 30, 2013, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $5.8 billion, which was offset by the notional amount of CDS purchased of $5.9 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $30.0 billion exposure to financial institutions and $30.8 billion to non-financial corporations at September 30, 2013.
(5)	Consists of exposure to Netherlands, Germany, France, Luxembourg, Ireland and Spain included in Top 20.
(6)

Includes non-sovereign exposure to Greece, Cyprus and Portugal in the amount of $5 million, $6 million and $38 million, respectively. We had no sovereign debt exposure to these countries at September 30, 2013.

Real Estate 1-4 Family FIRST AND JUNIOR LIEN Mortgage Loans  Our real estate 1-4 family first and junior lien mortgage loans primarily include loans we have made to customers and retained as part of our asset liability management strategy. These loans include the Pick-a-Pay portfolio acquired from Wachovia and the home equity portfolio, which are discussed later in this Report. These loans also include other purchased loans and loans included on our balance sheet due to the adoption of consolidation accounting guidance related to variable interest entities (VIEs).

Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2012 Form 10-K.

Some of our real estate 1-4 family first and junior lien mortgage loans include an interest-only feature as part of the loan terms. These interest-only loans were approximately 16% of total loans at September 30, 2013, compared with 18% at December 31, 2012.

We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. Our liquidating option ARM loans are included in the Pick-a-Pay portfolio which was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, we have reduced the option payment portion of the portfolio, from 86% to 45% at September 30, 2013. For more information, see the “Pick-a-Pay Portfolio” section in this Report.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2012 Form 10-K.

Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 18. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans at September 30, 2013, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

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

Table 18: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	September 30, 2013
	Real estate	Real estate	Total real
	1-4 family	1-4 family	estate 1-4	% of
	first	junior lien	family	total
(in millions)	mortgage	mortgage	mortgage	loans
PCI loans:
California	$16,217	30	16,247	2%
Florida	2,034	22	2,056	*
New Jersey	1,182	17	1,199	*
Other (1)	5,297	58	5,355	1
Total PCI loans	$24,730	127	24,857	3%
All other loans:
California	$69,113	18,849	87,962	11%
Florida	15,068	6,095	21,163	3
New York	13,662	2,931	16,593	2
New Jersey	10,036	5,196	15,232	2
Virginia	6,803	3,596	10,399	1
Pennsylvania	6,011	3,222	9,233	1
North Carolina	5,993	2,901	8,894	1
Texas	7,763	970	8,733	1
Georgia	4,860	2,680	7,540	1
Other (2)	61,329	21,108	82,437	10
Government insured/
guaranteed loans (3)	29,556	-	29,556	4
Total all
other loans	$230,194	67,548	297,742	37%
Total	$254,924	67,675	322,599	40%

*     Less than 1%.

(1)  Consists of 45 states; no state had loans in excess of $684 million.

(2)  Consists of 41 states; no state had loans in excess of $7.0 billion.

(3)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in third quarter 2013 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at September 30, 2013, totaled $12.5 billion, or 4%, of total non-PCI mortgages, compared with $15.5 billion, or 5%, at December 31, 2012. Loans with FICO scores lower than 640 totaled $32.9 billion at September 30, 2013, or 11% of total non-PCI mortgages, compared with $37.7 billion, or 13%, at December 31, 2012. Mortgages with a LTV/CLTV greater than 100% totaled $41.4 billion at September 30, 2013, or 14% of total non-PCI mortgages, compared with $58.7 billion, or 20%, at December 31, 2012. Information regarding credit risk indicators can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management – Credit Risk  Management (continued)

Pick‑a‑Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.

The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Real estate 1-4 family junior lien mortgages and lines of credit associated with Pick-a-Pay loans are reported in the home equity portfolio. Table 19 provides balances by types of loans as of September 30, 2013, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $29.4 billion at September 30, 2013, compared with $61.0 billion at acquisition. Modification efforts have largely involved option payment PCI loans, which, based on adjusted unpaid principal balance, have declined to 17% of the total Pick-a-Pay portfolio at September 30, 2013, compared with 51% at acquisition.

Table 19: Pick-a-Pay Portfolio - Comparison to Acquisition Date

				December 31,
		September 30, 2013		2012		2008
		Adjusted		Adjusted		Adjusted
		unpaid		unpaid		unpaid
		principal	% of	principal	% of	principal	% of
(in millions)		balance (1)	total	balance (1)	total	balance (1)	total
Option payment loans		$25,909	45%	$31,510	49%	$99,937	86%
Non-option payment adjustable-rate
and fixed-rate loans (2)		8,234	14	8,781	14	15,763	14
Full-term loan modifications		23,548	41	23,528	37	-	-
Total adjusted unpaid principal balance	(2)	$57,691	100%	$63,819	100%	$115,700	100%
Total carrying value		$52,805		58,274		95,315

(1)

Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

(2)		Includes loans refinanced under the Refinance Program discussed in the "Risk Management – Credit Risk Management – Risks Relating to Servicing Activities" section in this Report.

Pick-a-Pay loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Total interest deferred due to negative amortization on Pick-a-Pay loans was $1.0 billion at September 30, 2013, and $1.4 billion at December 31, 2012. Approximately 92% of the Pick-a-Pay customers making a minimum payment in September 2013 did not defer interest, compared with 90% in December 2012.

Deferral of interest on a Pick-a-Pay loan may continue as long as the loan balance remains below a pre-defined principal cap, which is based on the percentage that the current loan balance represents to the original loan balance. The majority of the Pick-a-Pay portfolio has a cap of 125% of the original loan balance. Most of the Pick-a-Pay loans on which there is a deferred interest balance re-amortize (the monthly payment amount is reset or “recast”) on the earlier of the date when the loan balance reaches its principal cap, or generally the 10-year anniversary of the loan. After a recast, the customers’ new payment terms are reset to the amount necessary to repay the balance over the remainder of the original loan term.

Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap: $17 million for the remainder of 2013, $34 million in 2014 and $74 million in 2015. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date: $25 million for the remainder of 2013, $240 million in 2014 and $536 million in 2015. In third quarter 2013, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $15 million.

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

Table 20: Pick-a-Pay Portfolio (1)

	September 30, 2013
	PCI loans				All other loans
				Ratio of		Ratio of
	Adjusted			carrying		carrying
	unpaid	Current		value to		value to
	principal	LTV	Carrying	current	Carrying	current
(in millions)	balance (2)	ratio (3)	value (4)	value (5)	value (4)	value (5)
California	$20,128	98%	$16,535	80%	$13,811	71%
Florida	2,493	104	1,937	75	2,897	85
New Jersey	1,084	89	1,010	77	1,858	77
New York	633	87	596	76	832	76
Texas	276	74	250	66	1,131	60
Other states	4,831	94	4,123	78	7,825	78
Total Pick-a-Pay loans	$29,445		$24,451		$28,354

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2013.
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

In third quarter 2013, we completed more than 3,100 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed more than 120,000 modifications since the Wachovia acquisition, resulting in $5.6 billion of principal forgiveness to our Pick-a-Pay customers as well as an additional $273 million of conditional forgiveness that can be earned by borrowers through performance over the next three years.

Due to better than expected performance observed on the Pick-a-Pay PCI portfolio compared with the original acquisition estimates, we have reclassified $3.9 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 14.2 years at September 30, 2013. The weighted-average remaining life increased from fourth quarter 2012 due to the positive housing market, credit trends and economic outlook. The accretable yield percentage during third quarter 2013 was 4.98%, up from 4.70% at the end of 2012 due to increased cash flows from improved economic outlook and credit trends. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield rate and the estimated weighted-average life of the portfolio.

The Pick-a-Pay portfolio includes a significant portion of our PCI loans. For further information on the judgment involved in estimating expected cash flows for PCI loans,  see “Critical Accounting Policies – Purchased Credit-Impaired Loans” in our 2012 Form 10-K.

Risk Management – Credit Risk  Management (continued)

Home Equity Portfolios  Our home equity portfolios consist of real estate 1-4 family junior lien mortgages and first and junior lien lines of credit secured by real estate. Our first lien lines of credit represent 22% of our home equity portfolio and are included in real estate 1-4 family first mortgages. The majority of our junior lien loan products are amortizing payment loans with fixed interest rates and repayment periods between five to 30 years.

Our first and junior lien lines of credit products generally have a draw period of 10 years (with some up to 15 or 20 years) with variable interest rate and payment options during the draw period of (1) interest only or (2) 1.5% of outstanding principal balance plus accrued interest. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment schedule with repayment terms of up to 30 years based on the balance at time of conversion. Certain lines and loans have been structured with a balloon payment, which requires full repayment of the outstanding balance at the end of the term period. The conversion of lines or loans to fully amortizing or balloon payoff may result in a significant payment increase, which can affect some borrowers’ ability to repay the outstanding balance.

The lines that enter their amortization period may experience higher delinquencies and higher loss rates than the ones in their draw or term period. We have considered this increased inherent risk in our allowance for credit loss estimate.

      In anticipation of our borrowers reaching the end of their contractual commitment, we have created a program to inform, educate and help these borrowers transition from interest-only to fully-amortizing payments or full repayment. We monitor the performance of the borrowers moving through the program in an effort to refine our ongoing program strategy.

Table 21 reflects the outstanding balance of our home equity portfolio segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.4 billion, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $161 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 21: Home Equity Portfolios Payment Schedule

			Scheduled end of draw / term
	Outstanding balance	Remainder of					2018 and
(in millions)	September 30, 2013	2013	2014	2015	2016	2017	thereafter (4)	Amortizing
Home equity lines secured by real estate:
Junior residential lines	$58,740	602	3,445	6,410	7,905	7,981	29,789	2,608
First residential lines	18,654	234	1,059	1,417	1,117	1,075	13,035	717
Total residential lines (1) (2)	77,394	836	4,504	7,827	9,022	9,056	42,824	3,325
Junior loans (3)	8,822	1	12	114	148	152	1,562	6,833
Total	$86,216	837	4,516	7,941	9,170	9,208	44,386	10,158
% of portfolios	100%	1%	5%	9%	11%	11%	51%	12%

(1)	Lines in their draw period are predominantly interest-only. The unfunded credit commitments total $74.4 billion at September 30, 2013.
(2)

Includes scheduled end-of-term balloon payments totaling $200 million, $1.0 billion, $550 million, $355 million, $449 million and $2.0 billion for the remainder of 2013, 2014, 2015, 2016, 2017, 2018 and thereafter, respectively. Amortizing lines include $107 million of end-of-term balloon payments, which are past due. At September 30, 2013, $246 million, or 7% of outstanding lines of credit that are amortizing, are 30 or more days past due compared to $1.6 billion, or 2% for lines in their draw period.

(3)

Junior loans within the term period predominantly represent principal and interest products that require a balloon payment upon the end of the loan term. Amortizing junior loans include $76 million of balloon loans that have reached end of term and are now past due.

(4)

The annual scheduled end of draw or term ranges from $2.1 billion to $7.4 billion per year for 2018 through 2023, except for $11.1 billion in 2022. The remaining $12.1 billion of loans that convert in 2024 and thereafter have draw periods that generally extend to 15 or 20 years.

Table 22 summarizes delinquency and loss rates for our junior lien mortgages and lines by the holder of the first lien.

Table 22: Home Equity Portfolios Performance by Holder of 1st Lien (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance (2)		or more past due		quarter ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2013	2012	2013	2012	2013	2013	2013	2012 (3)	2012 (3)
Junior lien mortgages and lines behind:
Wells Fargo owned or
serviced first lien	$33,558	37,913	2.37%	2.65	1.60	2.08	2.46	3.81	4.96
Third party first lien	34,004	37,417	2.54	2.86	1.65	2.00	2.48	3.15	5.40
Total junior lien mortgages and lines	67,562	75,330	2.46	2.75	1.62	2.04	2.47	3.48	5.18
First lien lines	18,654	19,744	2.96	3.08	0.41	0.56	0.61	1.00	0.95
Total	$86,216	95,074	2.56	2.82	1.36	1.72	2.08	2.97	4.32

(1)			Excludes real estate 1-4 family first lien line reverse mortgages predominantly insured by the FHA, and it excludes PCI loans.
(2)			Includes $1.3 billion at September 30, 2013 and December 31, 2012, associated with the Pick-a-Pay portfolio.
(3)

Reflects the impact of the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status. The junior lien loss rates for third quarter 2012 reflect losses based on estimates of collateral value to implement the OCC guidance, which were then adjusted in the fourth quarter to reflect actual appraisals. Fourth quarter 2012 losses on the junior liens where Wells Fargo owns or services the first lien were elevated primarily due to the OCC guidance.

We monitor the number of borrowers paying the minimum amount due on a monthly basis. In September 2013, approximately 94% of our borrowers with a home equity outstanding balance paid the minimum amount due or more, while approximately 45% paid only the minimum amount due.

 The home equity liquidating portfolio includes home equity loans generated through third party channels, including correspondent loans. This liquidating portfolio represents less than 1% of our total loans outstanding at September 30, 2013, and contains some of the highest risk in our home equity portfolio, with an annualized loss rate of 4.61% compared with 1.20% for the core (non-liquidating) home equity portfolio for the quarter ended September 30, 2013.

Risk Management – Credit Risk  Management (continued)

Table 23 shows the credit attributes of the core and liquidating home equity portfolios and lists the top five states by outstanding balance for the core portfolio. Loans to California borrowers represent the largest state concentration in each of these portfolios. The decrease in outstanding balances since December 31, 2012, primarily reflects loan paydowns and charge-offs. As of September 30, 2013, 27% of the outstanding balance of the core home equity portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion of the outstanding balances of these loans (the outstanding amount that was in excess of the most recent property collateral value) totaled 11% of the core home equity portfolio at September 30, 2013.

Table 23: Home Equity Portfolios (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance		or more past due		quarter ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2013	2012	2013	2012	2013	2013	2013	2012 (2)	2012 (2)
Core portfolio (3)
California	$20,689	22,900	2.14%	2.46	1.06	1.47	2.01	2.89	4.77
Florida	8,887	9,763	3.70	4.15	1.67	2.13	2.61	3.09	4.75
New Jersey	6,840	7,338	3.47	3.43	1.44	1.43	1.70	2.30	3.22
Virginia	4,395	4,758	1.88	2.04	0.79	1.03	1.36	1.78	2.54
Pennsylvania	4,353	4,683	2.59	2.67	1.00	1.18	1.36	1.72	2.15
Other	37,141	40,985	2.34	2.59	1.20	1.60	1.80	2.77	3.75
Total	82,305	90,427	2.52	2.77	1.20	1.56	1.89	2.69	3.93

Liquidating portfolio	3,911	4,647	3.43	3.82	4.61	5.05	5.87	8.33	11.60
Total core and
liquidating portfolios	$86,216	95,074	2.56	2.82	1.36	1.72	2.08	2.97	4.32

(1)

Consists predominantly of real estate 1-4 family junior lien mortgages and first and junior lines of credit secured by real estate, but excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition, and excludes real estate 1-4 family first lien open-ended line reverse mortgages because they do not have scheduled payments. These reverse mortgage loans are predominantly insured by the FHA.

(2)

Reflects the impact of the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status.

(3)			Includes $1.3 billion at September 30, 2013 and December 31, 2012, associated with the Pick-a-Pay portfolio.

Credit Cards  Our credit card portfolio totaled $25.4 billion at September 30, 2013, which represented 3% of our total outstanding loans. The quarterly net charge-off rate (annualized) for our credit card loans was 3.28% for third quarter 2013, compared with 3.67%  for third quarter 2012 and 3.71% and 4.14% for the nine months ended September 30, 2013 and 2012, respectively.

AUTOmobile  Our automobile portfolio, predominantly composed of indirect loans, totaled $49.7 billion at September 30, 2013. The quarterly net charge-off  rate (annualized) for our automobile portfolio for third quarter 2013 was 0.63%, compared with 0.66% for third quarter 2012 and 0.55% and 0.53% for the nine months ended September 30, 2013 and 2012, respectively.

Other revolving Credit and installment  Other revolving credit and installment loans totaled $42.5 billion at September 30, 2013, and primarily include student and security-based margin loans. Student loans totaled $22.3 billion at September 30, 2013, of which $11.1 billion were government guaranteed. The quarterly net charge-off rate (annualized) for other revolving credit and installment loans was 1.46% for  third quarter 2013, compared with 1.38% for third quarter 2012  and 1.40% and 1.35% for the nine months ended September 30, 2013 and 2012, respectively. Excluding government guaranteed student loans, the quarterly net charge-off rates (annualized) were 1.92% and 1.93% for third quarter 2013 and 2012, respectively, and 1.86% and 1.94% for the nine months ended 2013 and 2012, respectively.

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

•          for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•          performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 24: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

		September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012
			% of		% of		% of		% of
			total		total		total		total
($ in millions)		Balance	loans	Balance	loans	Balance	loans	Balance	loans
Nonaccrual loans:
	Commercial:
	Commercial and industrial	$809	0.42%	$1,022	0.54%	$1,193	0.64%	$1,422	0.76%
	Real estate mortgage	2,496	2.36	2,708	2.59	3,098	2.92	3,322	3.12
	Real estate construction	517	3.15	665	4.04	870	5.23	1,003	5.93
	Lease financing	17	0.15	20	0.17	25	0.20	27	0.22
	Foreign	47	0.10	40	0.10	56	0.14	50	0.13
	Total commercial (1)	3,886	1.04	4,455	1.23	5,242	1.45	5,824	1.61
	Consumer:
	Real estate 1-4 family
	first mortgage (2)	10,450	4.10	10,705	4.23	11,320	4.49	11,455	4.58
	Real estate 1-4 family
	junior lien mortgage	2,333	3.45	2,522	3.60	2,712	3.74	2,922	3.87
	Automobile	188	0.38	200	0.41	220	0.47	245	0.53
	Other revolving credit and installment	36	0.08	33	0.08	32	0.08	40	0.09
	Total consumer	13,007	2.95	13,460	3.07	14,284	3.26	14,662	3.34
	Total nonaccrual
	loans (3)(4)(5)	16,893	2.08	17,915	2.23	19,526	2.44	20,486	2.56
Foreclosed assets:
	Government insured/guaranteed (6)	1,781		1,026		969		1,509
	Non-government insured/guaranteed	2,021		2,114		2,381		2,514
	Total foreclosed assets	3,802		3,140		3,350		4,023
	Total nonperforming assets	$20,695	2.55%	$21,055	2.63%	$22,876	2.86%	$24,509	3.07%
Change in NPAs from prior quarter		$(360)		(1,821)		(1,633)		(744)

(1)	Includes LHFS of $26 million, $15 million, $15 million and $16 million at September 30, June 30 and March 31, 2013, and December 31, 2012, respectively.
(2)	Includes MHFS of $288 million, $293 million, $368 million and $336 million at September 30, June 30 and March 31, 2013, and December 31, 2012, respectively.
(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.
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
(6)

Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Increase in balance at September 30, 2013, reflects the impact of changes to loan modification programs, slowing foreclosures in prior quarters.

Risk Management – Credit Risk  Management (continued)

Table 25 provides an analysis of the changes in nonaccrual loans.

Table 25: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2013	2013	2013	2012	2012
Commercial nonaccrual loans
Balance, beginning of quarter	$4,455	5,242	5,824	6,371	6,924
Inflows	490	557	611	746	976
Outflows:
Returned to accruing	(192)	(128)	(109)	(135)	(90)
Foreclosures	(77)	(120)	(91)	(107)	(151)
Charge-offs	(150)	(193)	(189)	(322)	(364)
Payments, sales and other (1)	(640)	(903)	(804)	(729)	(924)
Total outflows	(1,059)	(1,344)	(1,193)	(1,293)	(1,529)
Balance, end of quarter	3,886	4,455	5,242	5,824	6,371
Consumer nonaccrual loans
Balance, beginning of quarter	13,460	14,284	14,662	14,673	13,654
Inflows	2,015	2,071	2,340	2,943	4,111
Outflows:
Returned to accruing	(997)	(1,156)	(1,031)	(893)	(1,039)
Foreclosures	(167)	(95)	(173)	(151)	(182)
Charge-offs	(480)	(651)	(775)	(1,053)	(987)
Payments, sales and other (1)	(824)	(993)	(739)	(857)	(884)
Total outflows	(2,468)	(2,895)	(2,718)	(2,954)	(3,092)
Balance, end of quarter	13,007	13,460	14,284	14,662	14,673
Total nonaccrual loans	$16,893	17,915	19,526	20,486	21,044

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

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

While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at September 30, 2013:

•       97% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 55% have a combined LTV (CLTV) ratio of 80% or below.

•       losses of $1.1 billion and $4.1 billion have already been recognized on 37% of commercial nonaccrual loans and 54% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by the Interagency or OCC guidance), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•       66% of commercial nonaccrual loans were current on interest.

•       the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•       $2.4  billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $2.2 billion were current.

Under both our proprietary modification programs and the MHA programs, customers may be required to provide updated documentation, and some programs require completion of payment during trial periods to demonstrate sustained performance before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, some states, including California and New Jersey, have enacted legislation or the courts have changed the foreclosure process in a manner that significantly increases the time to complete the foreclosure process; therefore loans remain in nonaccrual status for longer periods. In certain other states, including New York and Florida, the foreclosure timeline has significantly increased due to backlogs in an already complex process.

Table 26 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 26: Foreclosed Assets

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2013	2013	2013	2012	2012
Government insured/guaranteed (1)	$1,781	1,026	969	1,509	1,479
PCI loans:
Commercial	559	597	641	667	707
Consumer	125	127	179	219	263
Total PCI loans	684	724	820	886	970
All other loans:
Commercial	944	1,012	1,060	1,073	1,175
Consumer	393	378	501	555	585
Total all other loans	1,337	1,390	1,561	1,628	1,760
Total foreclosed assets	$3,802	3,140	3,350	4,023	4,209
Analysis of changes in foreclosed assets
Balance, beginning of quarter	$3,140	3,350	4,023	4,209	4,307
Net change in government insured/guaranteed (1)(2)	755	57	(540)	30	14
Additions to foreclosed assets (3)	459	406	559	537	692
Reductions:
Sales	(545)	(647)	(658)	(710)	(750)
Write-downs and loss on sales	(7)	(26)	(34)	(43)	(54)
Total reductions	(552)	(673)	(692)	(753)	(804)
Balance, end of quarter	$3,802	3,140	3,350	4,023	4,209

(1)

Consistent with regulatory reporting requirements, foreclosed real estate resulting  from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Increase in balance at September 30, 2013, reflects the impact of changes to loan modification programs, slowing foreclosures in prior quarters.

(2)

Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $2.5 billion, $1.4 billion, $803 million, $1.6 billion and $1.7 billion for the quarters ended September 30, June 30 and March 31, 2013, and December 31 and September 30, 2012, respectively.

(3)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at September 30, 2013, included $1.8 billion of foreclosed real estate that is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining balance of $2.0 billion of foreclosed assets has been written down to estimated net realizable value. Foreclosed assets were down $221  million, or 5%, at September 30, 2013, compared with December 31, 2012. At September 30, 2013, 65%  of foreclosed assets of $3.8 billion have been in the foreclosed assets portfolio one year or less.

Given our real estate-secured loan concentrations and current economic conditions, we anticipate continuing to hold an elevated level of foreclosed assets on our balance sheet.

Risk Management – Credit Risk  Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 27: Troubled Debt Restructurings (TDRs)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2013	2013	2013	2012	2012
Commercial TDRs
Commercial and industrial	$1,153	1,238	1,493	1,683	1,877
Real estate mortgage	2,457	2,605	2,556	2,625	2,498
Real estate construction	598	680	735	801	949
Lease financing	9	11	17	20	26
Foreign	2	17	17	17	28
Total commercial TDRs	4,219	4,551	4,818	5,146	5,378
Consumer TDRs
Real estate 1-4 family first mortgage	18,974	19,093	18,928	17,804	17,861
Real estate 1-4 family junior lien mortgage	2,399	2,408	2,431	2,390	2,437
Credit Card	455	477	501	531	557
Automobile	212	246	279	314	392
Other revolving credit and installment	32	29	27	24	32
Trial modifications	717	716	723	705	733
Total consumer TDRs	22,789	22,969	22,889	21,768	22,012
Total TDRs	$27,008	27,520	27,707	26,914	27,390

TDRs on nonaccrual status	$8,609	9,030	10,332	10,149	9,990
TDRs on accrual status	18,399	18,490	17,375	16,765	17,400
Total TDRs	$27,008	27,520	27,707	26,914	27,390

Table 27 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $4.9 billion and $5.0 billion at September 30, 2013 and December 31, 2012, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

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

Table 28 provides an analysis of the changes in TDRs. Loans that may be modified more than once are reported as TDRs inflows only in the period they are first modified. We may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 28: Analysis of Changes in TDRs

			Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2013	2013	2013	2012	2012
Commercial TDRs
Balance, beginning of quarter	$4,551	4,818	5,146	5,378	5,429
Inflows	534	468	500	542	620
Outflows
Charge-offs	(24)	(24)	(40)	(66)	(84)
Foreclosures	(16)	(26)	(30)	(14)	(20)
Payments, sales and other (1)	(826)	(685)	(758)	(694)	(567)
Balance, end of quarter	4,219	4,551	4,818	5,146	5,378
Consumer TDRs
Balance, beginning of quarter	22,969	22,889	21,768	22,012	17,495
Inflows	1,282	1,352	2,076	1,247	5,212
Outflows
Charge-offs (2)	(183)	(241)	(280)	(542)	(244)
Foreclosures (2)	(519)	(240)	(114)	(333)	(35)
Payments, sales and other (1)	(761)	(785)	(579)	(588)	(404)
Net change in trial modifications (3)	1	(6)	18	(28)	(12)
Balance, end of quarter	22,789	22,969	22,889	21,768	22,012
Total TDRs	$27,008	27,520	27,707	26,914	27,390

(1)

Payments, sales and other outflows reflect pay downs, sales, normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also included $29 million, $40 million and $15 million of loans refinanced or restructured as new loans and removed from TDR classification for the quarters ended September 30, June 30 and March 31, 2013, respectively. No loans were removed from TDR classification for the quarters ended December 31 and September 30, 2012, as a result of being refinanced or restructured as new loans.

(2)

Fourth quarter 2012 charge-offs and foreclosures outflows reflect the resolution of certain loans discharged in bankruptcy that were initially reported as TDRs in accordance with the OCC guidance starting in third quarter 2012.

(3)

Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

Risk Management – Credit Risk  Management (continued)

Loans 90 Days or More Past Due and Still AccruinG  Loans 90 days or more past due as to interest or principal are still accruing if they are (1) well-secured and in the process of collection or (2) real estate 1‑4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans are not included in past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at September 30, 2013, were down $385 million, or 27%, from December 31, 2012, due to modifications and other loss mitigation activities, seasonality, decline in non-strategic and liquidating portfolios, and credit stabilization.

Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $21.1 billion at September 30, 2013, down from $21.8 billion  at December 31, 2012.

Table 29 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 29: Loans 90 Days or More Past Due and Still Accruing

		Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)		2013	2013	2013	2012	2012
Loans 90 days or more past due and still accruing:
	Total (excluding PCI (1)):	$22,181	22,197	23,082	23,245	22,894
	Less: FHA insured/VA guaranteed (2)(3)	20,214	20,112	20,745	20,745	20,320
	Less: Student loans guaranteed under the FFELP (4)	917	931	977	1,065	1,082
	Total, not government insured/guaranteed	$1,050	1,154	1,360	1,435	1,492

By segment and class, not government insured/guaranteed:
	Commercial:
	Commercial and industrial	$125	37	47	47	49
	Real estate mortgage	40	175	164	228	206
	Real estate construction	1	4	47	27	41
	Foreign	1	-	7	1	2
	Total commercial	167	216	265	303	298
	Consumer:
	Real estate 1-4 family first mortgage (3)	383	476	563	564	627
	Real estate 1-4 family junior lien mortgage (3)	89	92	112	133	151
	Credit card	285	263	306	310	288
	Automobile	48	32	33	40	43
	Other revolving credit and installment	78	75	81	85	85
	Total consumer	883	938	1,095	1,132	1,194
	Total, not government insured/guaranteed	$1,050	1,154	1,360	1,435	1,492

(1)	PCI loans totaled $4.9 billion, $5.4 billion, $5.8 billion, $6.0 billion and $6.2 billion at September 30, June 30 and March 31, 2013, and December 31 and September 30, 2012.
(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
(3)	Includes mortgages held for sale 90 days or more past due and still accruing.
(4)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

NET CHARGE-OFFS

Table 30: Net Charge-offs

									Quarter ended
	Sept. 30, 2013		June 30, 2013		Mar. 31, 2013		Dec. 31, 2012		Sept. 30, 2012
		As a		As a		As a		As a		As a
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in millions)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)
Commercial:
Commercial and
industrial	$58	0.12%	$77	0.17%	$93	0.20%	$209	0.46%	$131	0.29%
Real estate mortgage	(20)	(0.08)	(5)	(0.02)	29	0.11	38	0.14	54	0.21
Real estate construction	(17)	(0.41)	(45)	(1.10)	(34)	(0.83)	(18)	(0.43)	1	0.03
Lease financing	-	-	18	0.57	(1)	(0.02)	2	0.04	1	0.03
Foreign	(2)	(0.02)	(1)	(0.01)	3	0.03	24	0.25	30	0.29
Total commercial	19	0.02	44	0.05	90	0.10	255	0.29	217	0.24
Consumer:
Real estate 1-4 family
first mortgage	242	0.38	328	0.52	429	0.69	649	1.05	673	1.15
Real estate 1-4 family
junior lien mortgage	275	1.58	359	2.02	449	2.46	690	3.57	1,036	5.17
Credit card	207	3.28	234	3.90	235	3.96	222	3.71	212	3.67
Automobile	78	0.63	42	0.35	76	0.66	112	0.97	75	0.66
Other revolving credit
and installment	154	1.46	145	1.38	140	1.37	153	1.46	145	1.38
Total consumer (2)	956	0.86	1,108	1.01	1,329	1.23	1,826	1.68	2,141	2.01
Total	$975	0.48%	$1,152	0.58%	$1,419	0.72%	$2,081	1.05%	$2,358	1.21%

(1)		Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.
(2)

The quarters ended December 31, 2012 and September 30, 2012 include $321 million and $567 million, respectively, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

Table 30 presents net charge-offs for third quarter 2013 and the previous four quarters. Net charge-offs in third quarter 2013 were $975 million (0.48% of average total loans outstanding) compared with $2.4 billion (1.21%) in third quarter 2012.

Due to higher dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and varies more, compared with consumer loan portfolios.

Risk Management – Credit Risk  Management (continued)

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

We apply a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2012 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 31 presents the allocation of the allowance for credit losses by loan segment and class for the current quarter and last four years.

Table 31: Allocation of the Allowance for Credit Losses (ACL)

	Sept. 30, 2013		Dec. 31, 2012		Dec. 31, 2011		Dec. 31, 2010		Dec. 31, 2009
	Loans		Loans		Loans		Loans		Loans
		as %		as %		as %		as %		as %
		of total		of total		of total		of total		of total
(in millions)	ACL	loans	ACL	loans	ACL	loans	ACL	loans	ACL	loans
Commercial:
Commercial and industrial	$2,769	24%	$2,543	23%	$2,649	22%	$3,299	20%	$4,014	20%
Real estate mortgage	2,341	13	2,283	13	2,550	14	3,072	13	2,398	12
Real estate construction	372	2	552	2	893	2	1,387	4	1,242	5
Lease financing	99	1	85	2	82	2	173	2	181	2
Foreign	342	6	251	5	184	5	238	4	306	4
Total commercial	5,923	46	5,714	45	6,358	45	8,169	43	8,141	43
Consumer:
Real estate 1-4 family first mortgage	4,654	31	6,100	31	6,934	30	7,603	30	6,449	29
Real estate 1-4 family
junior lien mortgage	2,843	8	3,462	10	3,897	11	4,557	13	5,430	13
Credit card	1,272	3	1,234	3	1,294	3	1,945	3	2,745	3
Automobile	407	6	417	6	555	6	771	6	1,381	6
Other revolving credit and installment	548	6	550	5	630	5	418	5	885	6
Total consumer	9,724	54	11,763	55	13,310	55	15,294	57	16,890	57
Total	$15,647	100%	$17,477	100%	$19,668	100%	$23,463	100%	$25,031	100%

	Sept. 30, 2013		Dec. 31, 2012		Dec. 31, 2011		Dec. 31, 2010		Dec. 31, 2009
Components:
Allowance for loan losses	$15,159		17,060		19,372		23,022		24,516
Allowance for unfunded
credit commitments	488		417		296		441		515
Allowance for credit losses	$15,647		17,477		19,668		23,463		25,031
Allowance for loan losses as a percentage
of total loans	1.87%		2.13		2.52		3.04		3.13
Allowance for loan losses as a percentage
of total net charge-offs (1)	392		189		171		130		135
Allowance for credit losses as a percentage
of total loans	1.93		2.19		2.56		3.10		3.20
Allowance for credit losses as a percentage
of total nonaccrual loans	93		85		92		89		103

(1)		Total net charge-offs are annualized for quarter ended September 30, 2013.

In addition to the allowance for credit losses, there was $5.3 billion at September 30, 2013, and $7.0 billion at December 31, 2012, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over half of nonaccrual loans were home mortgages at September 30, 2013.

The decline  in the allowance for loan losses in third quarter 2013 reflected continued improvement in consumer loss severity, delinquency trends and improved portfolio performance, particularly in residential real estate and primarily associated with continued improvement in the housing market.

The reduction included a $900 million allowance release due to strong underlying credit, and home prices and market fundamentals improving faster and in more markets than forecasted. Total provision for credit losses was $75 million in third quarter 2013, compared with $1.6 billion a year ago.

We believe the allowance for credit losses of $15.6 billion at September 30, 2013, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Given current favorable conditions, we continue to expect future allowance releases, absent a significant deterioration in the economy. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K.

LIABILITY for Mortgage Loan Repurchase Losses  We sell residential mortgage loans to various parties, including (1) government-sponsored entities (GSEs) Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) who include the mortgage loans in GSE-guaranteed mortgage securitizations, (2) SPEs that issue private label MBS, and (3) other financial institutions that purchase mortgage loans for investment or private label securitization. In addition, we pool FHA-insured and VA-guaranteed mortgage loans that are then used to back securities guaranteed by the Government National Mortgage Association (GNMA). We may be required to repurchase these mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans (collectively, repurchase) in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach.

      We have established a mortgage repurchase liability related to various representations and warranties that reflect management’s estimate of probable losses for loans for which we have a repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Our mortgage repurchase liability estimation process also incorporates a forecast of repurchase demands associated with mortgage insurance rescission activity. Our mortgage repurchase liability considers all vintages; however, repurchase demands have predominantly related to 2006 through 2008 vintages and to GSE-guaranteed MBS.

We repurchased or reimbursed investors for incurred losses on mortgage loans with original balances of $303 million in third quarter 2013, compared with $474 million a year ago. The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at September 30, 2013, was down from a year ago both in number of outstanding loans and in total dollar balances as we continued to work through the new demands and mortgage insurance rescissions and as we reached a settlement with FHLMC on September 27, 2013, that resolved substantially all repurchase liabilities associated with loans sold to FHLMC prior to January 1, 2009. Table 32 provides the number of unresolved repurchase demands and mortgage insurance rescissions.

Customary with industry practice, we have the right of recourse against correspondent lenders from whom we have purchased loans with respect to representations and warranties. Of total repurchase demands and mortgage insurance rescissions outstanding as of September 30, 2013, presented in Table 32, approximately 20% relate to loans purchased from correspondent lenders. Due primarily to the financial difficulties of some correspondent lenders, we have been recovering on average approximately 45% of losses from these lenders. Historical recovery rates as well as projected lender performance are incorporated in the establishment of our mortgage repurchase liability.

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

Table 32: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government				Mortgage insurance
	sponsored entities (1)		Private		rescissions with no demand (2)		Total
	Number of	Original loan	Number of	Original loan	Number of	Original loan	Number of	Original loan
($ in millions)	loans	balance (3)	loans	balance (3)	loans	balance (3)	loans	balance (3)

2013
September 30,	4,422	$958	1,240	$264	385	$87	6,047	$1,309
June 30,	6,313	1,413	1,206	258	561	127	8,080	1,798
March 31,	5,910	1,371	1,278	278	652	145	7,840	1,794

2012
December 31,	6,621	1,503	1,306	281	753	160	8,680	1,944
September 30,	6,525	1,489	1,513	331	817	183	8,855	2,003
June 30,	5,687	1,265	913	213	840	188	7,440	1,666
March 31,	6,333	1,398	857	241	970	217	8,160	1,856

(1)

Includes unresolved repurchase demands of 1,247 and $225 million, 942 and $190 million, 674 and $147 million, 661 and $132 million, 534 and $111 million, 526 and $103 million and 694 and $131 million at September 30, June 30 and March 31, 2013, and December 31, September 30, June 30 and March 31, 2012, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller. The repurchase demands from GSEs that are from mortgage loans originated in 2006 through 2008 totaled 79% at September 30, 2013.

(2)

As part of our representations and warranties in our loan sales contracts, we typically represent to GSEs and private investors that certain loans have mortgage insurance to the extent there are loans that have loan to value ratios in excess of 80% that require mortgage insurance. To the extent the mortgage insurance is rescinded by the mortgage insurer due to a claim of breach of a contractual representation or warranty, the lack of insurance may result in a repurchase demand from an investor. Similar to repurchase demands, we evaluate mortgage insurance rescission notices for validity and appeal for reinstatement if the rescission was not based on a contractual breach. When investor demands are received due to lack of mortgage insurance, they are reported as unresolved repurchase demands based on the applicable investor category for the loan (GSE or private). Over the last year, approximately 10% of our repurchase demands from GSEs had mortgage insurance rescission as one of the reasons for the repurchase demand. Of all the mortgage insurance rescission notices received in 2012, approximately 75% have resulted in repurchase demands through September 2013. Not all mortgage insurance rescissions received in 2012 have been completed through the appeals process with the mortgage insurer and, upon successful appeal, we work with the investor to rescind the repurchase demand.

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

We believe we have a high quality residential mortgage loan servicing portfolio. Of the $1.8 trillion in the residential mortgage loan servicing portfolio at September 30, 2013, 94% was current, less than 2% was subprime at origination, and less than 1% was related to home equity loan securitizations. Our combined delinquency and foreclosure rate on this portfolio was 6.33% at September 30, 2013, compared with 7.04% at December 31, 2012. Four percent of this portfolio is private label securitizations for which we originated the loans and therefore have some repurchase risk. We have observed a decrease in outstanding demands, compared with December 31, 2012, associated with our private label securitizations. Investors continue to review defaulted loans for potential breaches of our loan sale representations and warranties, and we continue to believe the risk of repurchase in our private label securitizations is substantially reduced, relative to third-party issued private label securitizations, because approximately one-half of this portfolio of private label securitizations does not contain representations and warranties regarding borrower or other third party misrepresentations related to the mortgage loan, general compliance with underwriting guidelines, or property valuation, which are commonly asserted bases for repurchase. For the 4% private label securitization segment of our residential mortgage loan servicing portfolio (weighted average age of 95 months), 57% are loans from 2005 vintages or earlier; 77% were prime at origination; and approximately 61% are jumbo loans. The weighted-average LTV as of September 30, 2013 for this private securitization segment was 67%. We believe the highest risk segment of these private label securitizations is the subprime loans originated in 2006 and 2007. These subprime loans have seller representations and warranties and currently have LTVs close to or exceeding 100%, and represent 10% of the private label securitization portion of the residential mortgage servicing portfolio. We had $4 million of repurchases related to private label securitizations in the quarter ended September 30, 2013.

Of the servicing portfolio, 3% is non-agency acquired servicing and 1% is private whole loan sales. We did not underwrite and securitize the non-agency acquired servicing and therefore we have no obligation on that portion of our servicing portfolio to the investor for any repurchase demands arising from origination practices. For the private whole loan segment, while we do have repurchase risk on these loans, less than 2% were subprime at origination and loans that were sold and subsequently securitized are included in the private label securitization segment discussed above.

Table 33 summarizes the changes in our mortgage repurchase liability. We incurred net losses on repurchased loans and investor reimbursements totalling $83 million in third quarter 2013, excluding the $746 million cash payment for the FHLMC settlement agreement, compared with $193 million a year ago. The FHLMC settlement agreement was covered through mortgage loan repurchase accruals established in prior periods.

Table 33: Changes in Mortgage Repurchase Liability

	Quarter ended					Nine months ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2013	2013	2013	2012	2012	2013	2012
Balance, beginning of period	$2,222	2,317	2,206	2,033	1,764	2,206	1,326
Provision for repurchase losses:
Loan sales	28	40	59	66	75	127	209
Change in estimate (1)	-	25	250	313	387	275	1,352
Total additions	28	65	309	379	462	402	1,561
Losses (2)	(829)	(160)	(198)	(206)	(193)	(1,187)	(854)
Balance, end of period	$1,421	2,222	2,317	2,206	2,033	1,421	2,033

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.
(2)

Quarter and nine months ended September 30, 2013, reflect $746 million as a result of the agreement with FHLMC that resolves substantially all repurchase liabilities related to loans sold to FHLMC prior to January 1, 2009.

Risk Management – Credit Risk  Management (continued)

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, was $1.4 billion at September 30, 2013 and $2.2 billion at December 31, 2012. In the quarter ended September 30, 2013, we provided $28 million, which reduced net gains on mortgage loan origination/sales activities, compared with a provision of $462 million a year ago. The higher provision in third  quarter 2012 reflected a change in estimate of $387 million, primarily related to an increase  in projections of future GSE demands, net of appeals, for the 2006 through 2008 vintages.

The mortgage repurchase liability of $1.4 billion at September 30, 2013, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The mortgage repurchase liability estimation process requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain, including demand expectations, economic factors, and the specific characteristics of the loans subject to repurchase. Our evaluation considers all vintages and the collective actions of the GSEs and their regulator, the Federal Housing Finance Agency (FHFA), mortgage insurers and our correspondent lenders. We maintain regular contact with the GSEs, the FHFA, and other significant investors to monitor their repurchase demand practices and issues as part of our process to update our repurchase liability estimate as new information becomes available.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $1.4 billion at September 30, 2013, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions. For additional information on our repurchase liability, see the “Critical Accounting Policies – Liability for Mortgage Loan Repurchase Losses” section in our 2012 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

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

In April 2011, the FRB and the Office of the Comptroller of the Currency (OCC) issued Consent Orders that require us to correct deficiencies in our residential mortgage loan servicing and foreclosure practices that were identified by federal banking regulators in their fourth quarter 2010 review. The Consent Orders also require that we improve our servicing and foreclosure practices. We believe that we have implemented all of the operational changes that resulted from the expanded servicing responsibilities outlined in the Consent Orders.

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

We believe we have successfully executed activities required under both the Consumer Relief (and state-level sub-commitments) and the Refinance Programs in accordance with the terms of our commitments. In our August 14, 2013, submission to the Monitor of the National Mortgage Settlement, we reported sufficient credits to satisfy the requirements of both programs.  We reported $3.2 billion of earned credits toward our Consumer Relief commitment and $1.2 billion of earned credits toward our Refinance Program commitment for a total credit of $4.4 billion. Since the Refinance commitment is only $900 million, we are able to apply the excess Refinance credit of $343 million to achieve our total Consumer Relief Program Commitment. While we actually completed $1.7 billion in calculated credits associated with the Refinance Program, earned credits, under the terms of our commitment, are capped at $1.2 billion. Our earned credits are subject to review and approval by the Monitor.

Under the Refinance Program, we refinanced approximately 31,000 borrowers with an unpaid principal balance of approximately $6.7 billion. Based on the mix of loans we have refinanced, the weighted average note rate was reduced by approximately 260 basis points and the weighted average estimated remaining life is approximately 10 years. The impact of fulfilling our commitment under the Refinance Program will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. We expect the future reduction in interest income to be approximately $1.8 billion, or $180 million annually. As a result of refinancings under the Refinance Program, we will be forgoing interest that we may not otherwise have agreed to forgo. No loss was recognized in our consolidated financial statements for this estimated forgone interest income at the time of the settlement as the impact will be recognized over a period of years in the form of lower interest income as qualified borrowers benefit from reduced interest rates on loans refinanced under the Refinance Program. The impact of this forgone interest income on our future net interest margin is anticipated to be modestly adverse and will be influenced by the overall mortgage interest rate environment. The Refinance Program also affects our fair value for these loans. The estimated reduction of the fair value of our loans for the Refinance Program is approximately $1.1 billion.

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

On February 28, 2013, we entered into amendments to the April 2011 Interagency Consent Order with both the OCC and the FRB, which effectively ceased the Independent Foreclosure Review (IFR) program created by such Interagency Consent Order and replaced it with an accelerated remediation process to be administered by the OCC and the FRB.

In aggregate, the servicers have agreed to make cash payments into a qualified settlement fund to be administered by the OCC and the FRB and to provide additional assistance, such as loan modifications, to consumers. Our portion of the cash settlement was $766 million, which was based on the proportionate share of Wells Fargo-serviced loans in the overall IFR population. We accrued the cash portion of the settlement in 2012, along with our estimate of other remediation-related costs, and we paid this settlement in the first quarter of 2013. We also committed to foreclosure prevention actions which include first and second lien modifications and short sales/deeds-in-lieu of foreclosure on $1.2 billion of loans. We anticipate meeting this commitment primarily through first lien modification and short sale activities. We are required to meet this commitment by January 7, 2015, and we anticipate that we will be able to meet our commitment within the required timeline. This commitment did not result in any charge as we believe that this commitment is covered through the existing allowance for credit losses and the nonaccretable difference relating to the purchased credit-impaired loan portfolios. With this settlement, beginning in second quarter 2013, we no longer incur significant costs associated with the independent foreclosure reviews, which approximated $125 million per quarter during 2012 for external consultants and additional staffing.

Asset/Liability Management

Asset/liability management involves evaluating, monitoring and managing of interest rate risk, market risk, liquidity and funding. Primary oversight of these risks resides with the Finance Committee of our Board of Directors (Board), which oversees the administration and effectiveness of financial risk management policies and processes used to assess and manage these risks. At the management level we utilize a Corporate Asset/Liability Management Committee (Corporate ALCO), which consists of senior financial and business executives, to oversee these risks and report on them periodically to the Board’s Finance Committee. Each of our principal lines of business has its own asset/liability management committee and process linked to the Corporate ALCO process. As discussed in more detail for trading activities below, we employ separate management level oversight specific to the market risks related to our trading activities. Market risk, in its broadest sense, refers to the possibility that losses will result from the impact of adverse changes in market rates and prices on our trading and non-trading portfolios and financial instruments. Interest rates are a key driver of market values and a primary driver of potentially significant impact on our earnings.

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

The degree to which these sensitivities offset each other is dependent upon the timing and magnitude of changes in interest rates, and the slope of the yield curve. During a transition to a higher or lower interest rate environment, a reduction or increase in interest-sensitive earnings from the mortgage banking business could occur quickly, while the benefit or detriment from balance sheet repricing could take more time to develop. For example, our lower rate scenarios  (scenario 1 and scenario 2) in the following table initially measure a decline in long-term interest rates versus our most likely scenario. Although the performance in both lower rate scenarios contains initial benefit from increased mortgage banking activity, each results in lower earnings relative to the most likely scenario over time given pressure on net interest income. The higher rate scenarios (scenario 3 and scenario 4) measure the impact of varying degrees of rising short-term and long-term interest rates over the course of the forecast horizon relative to the most likely scenario, both resulting in positive earnings sensitivity.

As of September 30, 2013, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 34, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan).

Table 34: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan

	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Ending rates:
Fed funds	0.75%	0.25	0.25	1.25	4.25
10-year treasury (1)	3.45	1.70	2.95	3.95	5.40

Earnings relative to
most likely	N/A	-5.2%	-2.2%	0 - 5%	>5%

(1)	U.S. Constant Maturity Treasury Rate

We use the available-for-sale securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Securities Available for Sale” section of this Report for more information on the use of the available-for-sale securities portfolio. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of September 30, 2013, and December 31, 2012, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in three main ways:

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

The total carrying value of our residential and commercial MSRs was $15.7 billion at September 30, 2013, and $12.7 billion at December 31, 2012. The weighted-average note rate on our portfolio of loans serviced for others was 4.54% at September 30, 2013, and 4.77% at December 31, 2012. The carrying value of our total MSRs represented 0.82% of mortgage loans serviced for others at September 30, 2013, and 0.67% at December 31, 2012.

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

Table 35 presents total revenue from trading activities.

Table 35: Income from Trading Activities

			Nine months
	Quarter ended Sept. 30,		ended Sept. 30,
(in millions)	2013	2012	2013	2012
Interest income (1)	$331	299	998	1,019
Less: Interest expense (2)	80	60	220	189
Net interest income	251	239	778	830

Noninterest income:
Net gains from trading
activities (3):
Customer accommodation	263	393	1,067	1,083
Economic hedging and other (4)	125	134	213	333
Proprietary trading	9	2	18	16
Total net trading gains	397	529	1,298	1,432
Total trading-related net interest
and noninterest income	$648	768	2,076	2,262

(1)	Represents interest and dividend income earned on trading securities.
(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.
(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.
(4)	Excludes economic hedging of mortgage banking activities and asset/liability management.

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

For the majority of our customer accommodation trading, we serve as intermediary between buyer and seller. For example, we may purchase or sell a derivative to a customer who wants to manage interest rate risk exposure. We typically enter into offsetting derivative(s) or security positions with a separate counterparty or exchange to manage our exposure to the derivative with our customer. We earn income on this activity based on the transaction price difference between the customer and offsetting derivative or security positions, which is reflected in the fair value changes of the positions recorded in net gains (losses) on trading activities.

Risk Management – Asset/Liability Management  (continued)

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

Proprietary trading  Proprietary trading consists of security or derivative positions executed for our own account based upon market expectations or to benefit from price differences between financial instruments and markets.           Proprietary trading activity is expected to be restricted by the Dodd-Frank Act provisions known as the “Volcker Rule,” which has not yet been finalized. On October 11, 2011, federal banking agencies and the SEC issued proposed regulations to implement the Volcker Rule. We believe our definition of proprietary trading is consistent with the proposed regulations. However, given that final rule-making is required by various governmental regulatory agencies to define proprietary trading within the context of the final Volcker Rule, our definition of proprietary trading may change. We have reduced or exited certain business activities in anticipation of the final Volcker Rule. As discussed within this section and the noninterest income section of our financial results, proprietary trading activity is insignificant to our business or financial results.

Table 36 and Table 37 provide information on daily trading-related revenues for the Company’s trading portfolio. This trading-related revenue is defined as the change in value of the trading assets and trading liabilities, trading-related net interest income and trading-related intra-day gains and losses. Net trading-related revenue does not include activity related to long-term positions held for economic hedging purposes, period-end adjustments and other activity not representative of daily price changes driven by market factors.

Table 36:  Distribution of Daily Trading-Related Revenues (for the nine months ended September 30, 2013)

Table 37:  Daily Trading-Related Revenues

Market Risk Governance  The  Finance Committee of our Board reviews and approves the acceptable level of market risk for the Company. The Corporate Risk Group’s Market Risk Committee is responsible for establishing corporate level Value-at-Risk (VaR) and other risk limits. The Market Risk Committee provides governance and oversight over market risk-taking activities across the Company and establishes and monitors risk tolerances and line of business VaR limits. The Corporate Market Risk group, which is part of the Corporate Risk Group, administers and monitors compliance with the requirements of the Market Risk Committee. The Corporate Market Risk group has oversight in identifying and managing the Company’s market risk. The group is responsible for quantitative model development, establishing independent risk limits, calculation and analysis of market risk capital, and reporting aggregated and line of business market risk information. Limits are regularly reviewed to ensure they remain relevant and within the market risk appetite for the Company. There is an automated limits monitoring system that enables a daily comprehensive review of multiple limits mandated across businesses by the Corporate Market Risk group. Limits are set with inner boundaries that will be periodically breached to promote an ongoing dialogue of risk exposure within the Company. Each line of business that exposes the Company to market risk has direct responsibility for managing market risk in accordance with defined risk tolerances and approved market risk mandates and hedging strategies. As described below, we measure and monitor market risk for both management and regulatory capital purposes.

Market Risk Measurement  Market Risk is the risk of adverse changes in the fair value of the trading and non-trading portfolios and financial instruments held by the Company due to changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity, and commodity prices. Market risk is intrinsic to the Company’s sales and trading, market making, investing, and risk management activities.

The Company uses VaR metrics complemented with sensitivity analysis and stress testing in measuring and managing market risk. These market risk measures are monitored at both the business unit level and at aggregated levels on a daily basis. Our corporate market risk management function aggregates all Company exposures to monitor whether risk measures are within our established risk appetite. Changes to the Company’s market risk profile are analyzed and reported on a daily basis. The Company monitors various market risk exposure measures from a variety of perspectives, which include line of business, product, risk type and legal entity.

Value-at-Risk Overview   VaR is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. We utilize VaR models to measure market risk on an aggregate basis as well as on a disaggregated basis for each individual line of business. The VaR measures assume that historical changes in market values (historical simulation analysis) are representative of the potential future outcomes and measure the expected loss over a given time interval (for example, 1 day or 10 days) within a given confidence level. The historical simulation analysis approach uses historical changes of the risk factors from each trading day in the previous 12 months. The risk drivers of each trading position with respect to interest rates, credit spreads, foreign exchange rates, and equity and commodity prices are updated on a daily basis. We measure and report VaR for a 1-day holding period and a 10-day holding period at a 99% confidence level. This means that we would expect to incur single day losses greater than predicted by VaR estimates for the measured positions one time in every 100 trading days. We treat data from all historical periods as equally relevant and consider utilizing data for the previous 12 months as appropriate for determining VaR. We believe using a 12 month look back period helps ensure the Company’s VaR is responsive to current market conditions.

Risk Management – Asset/Liability Management  (continued)

VaR measurement between different financial institutions is not readily comparable due to modeling and assumption differences from company to company. VaR measures are more useful when interpreted as an indication of trends rather than an absolute measure to be compared across institutions.

Sensitivity Analysis Overview   Sensitivity analysis is the measure of exposure to a single risk factor, such as a one basis point increase in rates or a 1% increase in equity prices. We conduct and monitor sensitivity on interest rates, credit spreads, volatility, equity, commodity, and foreign exchange exposure. Since VaR is based upon previous moves in market risk factors over recent periods, it may not provide accurate predictions of future market moves. Sensitivity analysis complements VaR as it provides an indication of risk relative to each factor irrespective of historical market moves.

Stress Testing Overview  While VaR captures the risk of loss due to adverse changes in markets using recent historical market data, stress testing captures the Company’s exposure to extreme, but low probability market movements. Stress scenarios estimate the risk of losses based on management’s assumptions of abnormal but severe market movements such as severe credit spread widening or a large decline in equity prices. These scenarios also assume that the market moves happen instantaneously and no repositioning or hedging activity takes place to mitigate losses as events unfold (although experience demonstrates otherwise).

Market Risk Management  Trading VaR is the VaR measure used to provide insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to establish line of business risk limits. Trading VaR is calculated based on all trading positions classified as trading assets or trading liabilities on our balance sheet. In addition, the Company monitors and manages a variety of sensitivity exposures and stress testing estimates.

      Table 38 shows the results of the Company’s Trading VaR by risk category. As presented in the table, average Trading VaR was $18 million for the quarter ended September 30, 2013, compared with $15 million for the quarter ended June 30, 2013. The increase was primarily driven by market volatility as interest rates rose and credit spreads widened.

Table 38: Trading 1-Day 99% VaR Metrics

		Quarter ended
	September 30, 2013				June 30, 2013
	Period				Period
(in millions)	end	Average	Low	High	end	Average	Low	High
VaR Risk Categories
Credit	$31	32	29	34	31	16	12	31
Interest rate	25	24	17	31	20	19	11	30
Equity	6	7	6	8	6	5	4	8
Commodity	3	3	2	4	3	3	2	5
Foreign exchange	1	1	1	2	1	2	1	3
Diversification benefit (1)	(47)	(49)			(43)	(30)
Total VaR	19	18			18	15

(1)

The period-end VaR was less than the sum of the VaR components described above, which is due to portfolio diversification. The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.

Regulatory Market Risk Capital  Effective January 1, 2013, U.S. banking regulators adopted “Risk-Based Capital Guidelines: Market Risk” as the regulations covering the calculation of market risk regulatory capital. The market risk capital rule, commonly known as Basel 2.5, requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The rule substantially modified the determination of market risk-weighted assets, and implements a more risk sensitive methodology. The Basel 2.5 regulatory market risk capital rule introduced new measures of market risk including stressed VaR, an incremental risk charge, and updates to standard specific risk charges. The market risk capital rule was reflected in the Company’s calculation of risk-weighted assets upon initial adoption in first quarter 2013.

Table 39 summarizes the market risk-based capital requirements charge and market RWA as of September 30, 2013, in accordance with the Basel 2.5 market risk capital rule.

Table 39: Market Risk Regulatory Capital and RWA

	Quarter ended
	September 30, 2013
	Risk-	Risk-
	based	weighted
(in millions)	capital	assets
Total VaR Measure	$209	2,609
Total Stressed VaR Measure	1,066	13,328
Incremental Risk Charge (IRC)	348	4,349
Total Modeled Capital (1)	1,623	20,286
Comprehensive Risk Charge (CRC)	-	-
Standard Specific Risk Charge:
Securitized Charge	551	6,882
Non-securitized Charge	475	5,943
Total Standard Specific Risk Charge	1,026	12,825
De minimus Charges	223	2,785
Total	2,872	35,896

(1)	Includes the capital multiplier.

Composition of Material Portfolio of Covered Positions  The Basel 2.5 market risk capital rule substantially modified the determination of market RWA, and implemented a more risk sensitive methodology for the risks inherent in certain “covered” trading positions. The positions that are “covered” by the market risk capital rule are generally a subset of our trading assets and trading liabilities, specifically those held by the Company for the purpose of short-term resale or with the intent of benefiting from actual or expected short-term price movements, or to lock in arbitrage profits.

The material portfolio of the Company’s “covered” positions is predominantly concentrated in the trading assets and trading liabilities managed within Wholesale Banking, which is the predominant contributor to the Company’s overall VaR. Wholesale Banking engages in the fixed income, traded credit, foreign exchange, equities, and commodities markets businesses.

Regulatory Market Risk Capital Components  The Company’s “covered’ positions are subject to the market risk capital requirements, which are based on internally developed models or standardized specific risk charges. The market risk regulatory capital models are subject to internal model risk management and validation. The models are continuously monitored and enhanced in response to changes in market conditions, improvements in system capabilities, and changes in the Company’s market risk exposure. The Company is required to obtain and has received prior written approval from its regulators before using its internally developed models to calculate the market risk capital charge.

Basel 2.5 prescribes various VaR measures (e.g., Total VaR Measure) in the determination of regulatory capital and risk-weighted assets.

Regulatory VaR  The  Regulatory VaR measures include:

•          Total  VaR Measure – is composed of General VaR and Specific Risk VaR and uses the previous 12 months of historical market data to comply with regulatory requirements.

o    General VaR

▪   Measures the risk of broad market movements such as changes in the level of interest rates, credit spreads, equity prices, foreign exchange rates, and commodity prices.

▪   Uses historical simulation analysis based on 99% confidence level and a 10-day time horizon.

o    Specific Risk VaR

▪   Measures the risk of loss that could result from factors other than broad market movement or name specific market risk.

▪   Uses Monte Carlo simulation analysis based on a 99% confidence level and a 10-day time horizon.

•          Total Stressed VaR Measure – uses a historical period of significant financial stress over a continuous 12 month period using historically available market data and is composed of General Stressed VaR and Specific Risk Stressed VaR. Stressed VaR uses the same methodology and models as Total VaR measure.

Incremental Risk Charge  An Incremental Risk model, according to the market risk capital rule, must capture losses due to both issuer default and migration risk at the 99.9% confidence level over the one-year capital horizon under the assumption of constant level of risk or a constant position assumption. The model covers all credit-sensitive non-securitized products.

The Company calculates Incremental Risk by generating a portfolio loss distribution utilizing Monte Carlo simulation, which assumes numerous scenarios, where an assumption is made that the portfolio’s composition remains constant for a one-year time horizon. That is, the model will utilize a constant positions assumption. Individual issuer credit grade migration and issuer default risk is modeled through generation of the issuer’s credit rating transition based upon statistical modeling. Correlation between credit grade migration and default is captured by a multifactor proprietary model which takes into account industry classifications as well as regional effects. Additionally, the impact of market and issuer specific concentrations is reflected in the modeling framework by assignment of a higher charge for portfolios that have increasing concentrations in particular issuers or sectors. Lastly, the model captures product basis risk; that is, it reflects the material disparity between a position and its hedge.

The Company’s regulatory capital models have all been approved for use by the Company’s regulators. The Company uses the same VaR models for both market risk management purposes as well as regulatory capital calculations.

Table 40 shows the General VaR measure categorized by major risk categories. Table 41 shows the results of the Company’s modeled components for regulatory capital calculations. As presented in Table 40, average 10-day General VaR was $64 million for the quarter ended September 30, 2013, compared with $27 million for the quarter ended June 30, 2013. The increase was primarily driven by market volatility as interest rates rose and credit spreads widened.

Risk Management – Asset/Liability Management  (continued)

Table 40: 10-Day 99% Regulatory VaR Categories

		Quarter ended
	September 30, 2013				June 30, 2013
	Period				Period
(in millions)	end	Average	Low	High	end	Average	Low	High
Wholesale General VaR Risk Categories
Credit	$111	107	81	130	96	46	27	96
Interest rate	51	39	23	58	30	32	23	48
Equity	4	4	2	8	5	7	2	11
Commodity	3	3	2	4	5	5	3	10
Foreign exchange	2	2	1	4	2	2	1	6
Diversification benefit (1)	(115)	(105)	-	-	(118)	(71)	-	-
Wholesale General VaR	56	50	26	66	20	21	15	32
Company General VaR	70	64	41	81	36	27	16	39

(1)

The period-end VaR was less than the sum of the VaR components described above, which is due to portfolio diversification. The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.

Table 41: Regulatory Modeled Components Used to Calculate RWA

	Quarter ended
			September 30, 2013		June 30, 2013
	Period				Period
(in millions)	end	Average	Low	High	end	Average	Low	High
Total VaR Measure	$75	70	47	86	42	38	27	45
Total Stressed VaR Measure	746	355	269	746	290	299	229	350
Incremental Risk Charge (IRC)	383	348	297	403	402	393	357	426
Comprehensive Risk Charge (CRC)	-	-	-	-	-	-	-	-
Total Modeled Capital	1,204	773			734	730

Securitization Positions  Basel 2.5 imposes a separate market risk capital charge for positions classified as a securitization or re-securitization. The primary criteria for classification as a securitization is whether there is a transfer of risk and whether the credit risk associated with the underlying exposures has been separated into at least two tranches reflecting different levels of seniority. Covered trading securitizations positions under Basel 2.5 include asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), and collateralized loan and other debt obligations (CLO/CDO) positions. The securitization capital requirements are the greater of the capital requirements of the net long or short exposure, and are capped at the maximum loss that could be incurred on any given transaction. Table 42 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position for third quarter 2013.

Table 42: Covered Securitization Positions by Exposure Type (Market Value)

	Quarter ended September 30, 2013
(in millions)	ABS	CMBS	RMBS	CLO/CDO

Securitization Exposure
Securities	$582	653	515	726
Derivatives	(5)	23	4	(72)
Total	$577	676	519	654

Securitization Due Diligence and Risk Monitoring  The market risk capital rule requires that for every covered trading securitization and re-securitization position, the Company conducts due diligence on the risk of each position within three days of the execution of the purchase of that position. The Company’s due diligence attempts to provide an understanding of the features that would materially affect the performance of a securitization or re-securitization. The due diligence procedures are again performed on a quarterly basis for each securitization and re-securitization position. The Company has implemented an automated solution intended to track the due diligence associated with every transaction and position.

Comprehensive Risk Charge / Correlation Trading  The market risk capital rule requires capital for correlation trading positions. The net market value of correlation trading positions that meet the definition of a covered position at September 30, 2013 was a net loss of $3 million, all of which were long positions. Correlation trading is a discontinued business in which the Company is no longer active, with current positions hedged and maturing over time. Given the immaterial aspect of this discontinued activity, the Company has elected not to develop an internal model based approach but will utilize standard specific risk charges for these positions.

Other Specific Risk  For positions that are not evaluated by the approved internal specific risk models, a regulatory prescribed standard specific risk charge is applied. The standard specific risk add-on for sovereigns, public sector entities and depository institutions is based on the Organization for Economic Co-operation and Development (OECD) country risk classifications (CRC) and the remaining contractual maturity of the position. These risk add-ons for debt positions ranges from 0.25% to 12%. The add-on for corporate debt is based on credit spreads and the remaining contractual maturity of the position. All other types of debt positions are subject to an 8% add-on. The standard specific risk add-on for equity positions is generally 8%.

Risk Management – Asset/Liability Management  (continued)

VaR Backtesting   The  Basel 2.5 market risk capital rule requires conducting backtesting  as one form of validation of the VaR model. Backtesting is a comparison of the daily VaR estimate with the actual “clean” profit and loss as defined by the market risk capital rule. “Clean P&L” is the change in the value of the Company’s covered trading positions that would have occurred had previous end-of-day covered trading positions remained unchanged (therefore, excluding fees, commissions, net interest income, and intraday trading). The backtesting analysis compares the daily VaR estimate for each of the trading days in the preceding 12 months with the net “clean P&L”. “Clean P&L” does not include credit adjustments and other activity not representative of daily price changes driven by market risk factors. The “clean P&L” measure of revenue is used to evaluate the performance of the Total VaR Measure and is not comparable to our actual daily trading net revenues, as reported elsewhere in this Report.

Any observed “clean P&L” loss in excess of the VaR estimate is considered an exception. The actual number of exceptions (that is, the number of business days for which the clean P&L losses exceed the corresponding 99% one-day Regulatory VaR) over the preceding 12 months is used to determine the VaR multiplier for the capital calculation. The number of actual backtesting exceptions is dependent on current market performance relative to historic market volatility. This capital multiplier increases from a minimum of three to a maximum of four, depending on the number of exceptions.

There were no backtesting exceptions which occurred in third quarter 2013. There were exceptions in second quarter 2013 that were driven by increased volatility in the fixed income markets from uncertainty about the Federal Reserve’s intentions regarding their quantitative easing efforts. These exceptions did not result in an increase in the capital multiplier.

Table 43 shows daily Total VaR Measure (1-day, 99%) for the previous 12 months ended September 30, 2013. The Wells Fargo average Total VaR Measure for third quarter 2013 was $21 million with a low of $17 million and a high of $23 million.

Table 43:  Daily Total VaR Measure

Total Wells Fargo VaR Measure
($ in millions)
30
25
20
15
10
5
0
Oct-12
Nov-12
Dec-12
Jan-13
Feb-13
Mar-13
Apr-13
May-13
Jun-13
Jul-13
Aug-13
Sep-13

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

Changes in equity market prices may also indirectly affect our net income by (1) the value of third party assets under management and, hence, fee income, (2) borrowers whose ability to repay principal and/or interest may be affected by the stock market, or (3) brokerage activity, related commission income and other business activities. Each business line monitors and manages these indirect risks.

Table 44 provides information regarding our marketable and nonmarketable equity investments.

Table 44: Nonmarketable and Marketable Equity Investments

		Sept. 30,	Dec. 31,
(in millions)		2013	2012
Nonmarketable equity investments:
	Cost method:
	Private equity investments	$2,413	2,572
	Federal bank stock	4,788	4,227
	Total cost method	7,201	6,799
	Equity method and other:
	LIHTC investments (1)	5,914	4,767
	Private equity and other	5,714	6,156
	Total equity method and other	11,628	10,923
	Fair value (2)	911	-
	Total nonmarketable
	equity investments (3)	$19,740	17,722
Marketable equity securities:
	Cost	$2,113	2,337
	Net unrealized gains	1,467	448
	Total marketable
	equity securities (4)	$3,580	2,785

(1)	Represents low income housing tax credit investments.
(2)

Represents nonmarketable equity investments for which we have elected the fair value option. See Note 6 (Other Assets) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information.

(3)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(4)	Included in securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2013, core deposits were 117% of total loans, compared with 115% a year ago. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.

Table 45 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 45: Short-Term Borrowings

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2013	2013	2013	2012	2012
Balance, period end
Commercial paper and other short-term borrowings	$16,970	18,497	22,263	22,202	20,474
Federal funds purchased and securities sold under agreements to repurchase	36,881	38,486	38,430	34,973	31,483
Total	$53,851	56,983	60,693	57,175	51,957
Average daily balance for period
Commercial paper and other short-term borrowings	$17,509	19,606	20,850	20,609	19,675
Federal funds purchased and securities sold under agreements to repurchase	35,894	38,206	34,561	32,212	32,182
Total	$53,403	57,812	55,411	52,821	51,857
Maximum month-end balance for period
Commercial paper and other short-term borrowings (1)	$18,155	19,834	22,263	22,202	20,474
Federal funds purchased and securities sold under agreements to repurchase (2)	36,881	39,451	38,430	35,941	32,766

(1)	Highest month-end balance in each of the last five quarters was in July, April and March 2013, and December and September 2012.
(2)	Highest month-end balance in each of the last five quarters was in September, May and March 2013, and October and July 2012.

We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets, as well as other market participants, generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, a reduction in credit rating would not cause us to violate any of our debt covenants. This year, both Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (S&P) have announced that they intend to reassess their assumptions regarding the probability and extent of federal support in certain ratings applicable to certain bank holding companies, including us, in light of recent regulatory developments related to the Title II Orderly Liquidation Authority of the Dodd-Frank Act that could make federal support less certain and predictable. Moody’s expects to complete their review by year-end 2013; S&P has not provided a timeframe for their review. All of these bank holding companies, including the Parent, have a negative outlook from S&P, and Moody’s has placed certain ratings applicable to these bank holding companies, as well as some of their related banks, under review, with varying potential outcomes. Moody’s placed certain ratings of the Parent and Wells Fargo Bank, N.A. on review for downgrade on August 22, 2013. Concurrently, Moody’s began reviewing whether the same regulatory developments were likely to reduce the severity of losses for bank holding company creditors in the event of default, reflecting the potential benefits of a more orderly resolution of such bank holding companies and their related banks. Moody’s has indicated that the results of this review could potentially offset some or all of the negative ratings effect of a higher probability of default stemming from a reduction in government support assumptions. Generally, rating agencies review a firm’s ratings at least annually. There were no changes to our credit ratings in third quarter 2013. On October 8, 2013, Fitch Ratings affirmed all the ratings of Wells Fargo and its rated subsidiaries. See the “Risk Management – Asset/Liability Management” and “Risk Factors” sections in our 2012 Form 10-K for additional information regarding our credit ratings as of December 31, 2012, and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 12 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.

On December 20, 2011, the FRB proposed enhanced liquidity risk management rules. On January 6, 2013, the Basel Committee on Bank Supervision (BCBS) endorsed a revised liquidity framework for banks. These rules have not yet been finalized and adopted by the FRB. The proposed rules would require modifications to our existing liquidity risk management processes. This includes increased frequency of liquidity reporting and stress testing, maintenance of a 30-day liquidity buffer comprised of highly-liquid assets and additional corporate governance requirements. We will continue to analyze the proposed rules and other regulatory proposals that may affect liquidity risk management to determine the level of operational or compliance impact to Wells Fargo. For additional information see the “Capital Management” and “Regulatory Reform” sections in this Report and in our 2012 Form 10-K.

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In April 2012, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. During the first nine months of 2013, the Parent issued $11.6 billion of senior notes, of which $5.4 billion were registered with the SEC. In addition, during the first nine months of 2013, the Parent issued $3.5 billion of registered subordinated notes. In October 2013, the Parent issued an additional $1.5 billion of registered senior notes and $2.0 billion of registered subordinated notes.

The Parent’s proceeds from securities issued in the first nine months of 2013 were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise.

Table 46 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series L & M, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices or bearing interest at a fixed or floating rate.

Table 46: Medium-Term Note (MTN) Programs

				September 30, 2013
				Debt	Available
		Date		issuance	for
(in billions)		established		authority	issuance
MTN program:
	Series L & M (1)	May 2012		$25.0	12.9
	Series K (1)(3)	April 2010		25.0	22.4
	European (2)(4)	December 2009		25.0	16.7
	European (2)(5)	August 2013		10.0	10.0
	Australian (2)(6)	June 2005	AUD	10.0	5.7

(1)	SEC registered.
(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
(3)	As amended in April 2012.
(4)

As amended in April 2012 and April 2013. For securities to be admitted to listing on the Official List of the United Kingdom Financial Conduct Authority and to trade on the Regulated Market of the London Stock Exchange.

(5)

For securities that will not be admitted to listing, trading and/or quotation by any stock exchange or quotation system, or will be admitted to listing, trading and/or quotation by a stock exchange or quotation system that is not considered to be a regulated market.

(6)	As amended in October 2005, March 2010 and September 2013.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At September 30, 2013, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $78 billion in long-term debt issuance authority. In March 2012, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. During the first nine months of 2013, Wells Fargo Bank, N.A. issued $8.9 billion of senior notes under the bank note program. At September 30, 2013, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50 billion in short-term senior notes and $36.6 billion in long-term senior or subordinated notes. In addition, during the first nine months of 2013, Wells Fargo Bank, N.A. executed advances of $19.0 billion with the Federal Home Loan Bank of Des Moines.

Wells Fargo Canada Corporation In January 2012, Wells Fargo Canada Corporation (WFCC, formerly known as Wells Fargo Financial Canada Corporation), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to CAD $7.0 billion in medium-term notes. During the first nine months of 2013, WFCC issued CAD $500 million in medium-term notes. At September 30, 2013, CAD $3.5 billion remained available for future issuance. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

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

Risk Management – Asset/Liability Management  (continued)

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

Capital Management

We have an active program for managing stockholders’ equity and regulatory capital, and maintain a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of stockholders’ equity primarily include retention of earnings net of dividends, as well as issuances of common and preferred stock. Retained earnings increased $10.9 billion from December 31, 2012, predominantly from Wells Fargo net income of $16.3 billion, less common and preferred stock dividends of $5.3 billion. During third quarter 2013, we issued approximately 22 million shares of common stock (approximately 102 million for the first nine months of 2013), substantially all of which related to employee benefit plans. In July 2013, we issued 69 million Depository Shares, each representing 1/1,000th interest in a share of the Company’s newly issued 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q, for an aggregate public offering price of $1.7 billion. During third quarter 2013, we also repurchased approximately 51 million shares of common stock in open market transactions and from employee benefit plans, at a net cost of $2.1 billion. In addition, the Company entered into a $400 million forward purchase contract in September 2013 with an unrelated third party that is expected to settle in fourth quarter 2013 for approximately 9.8 million shares. For additional information about our forward repurchase agreements see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Table 47 and Table 48, which appear at the end of this Capital Management section, provide information regarding our Tier 1 common equity calculation under Basel I and our Common Equity Tier 1 (CET1) calculation as estimated under Basel III, respectively.

Regulatory Capital Guidelines

The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At September 30, 2013, the Company and each of our insured depository institutions were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

Current regulatory RBC rules are based primarily on broad credit risk considerations and market-related risks, but do not take into account other types of risk facing a financial services company. The current RBC rules are based primarily upon the 1988 capital accord of the Basel Committee on Banking Supervision (BCBS) establishing international guidelines for determining regulatory capital known as “Basel I.” Our capital adequacy assessment process contemplates a wide range of risks that the Company is exposed to and also takes into consideration our performance under a variety of stressed economic conditions, as well as regulatory expectations and guidance, rating agency viewpoints and the view of capital markets participants.

Effective January 1, 2013, the Company implemented changes to the market risk capital rule, commonly referred to as Basel 2.5, as required by U.S. banking regulators. Basel 2.5 requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The market risk capital rule is reflected in the Company’s calculation of RWA and, upon initial adoption in first quarter 2013, negatively impacted capital ratios under Basel I by approximately 25 basis points, but did not impact our ratio under Basel III, as its impact has historically been included in our calculations. For additional information see the “Risk Management – Asset/Liability Management” section in this Report.

In 2007, U.S. banking regulators approved a final rule adopting revised international guidelines for determining regulatory capital known as “Basel II.” Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. We entered the “parallel run phase” of Basel II in July 2012. During the “parallel run phase,” banking organizations must successfully complete an evaluation period under supervision from regulatory agencies in order to be compliant with the Basel II final rule. The parallel run phase will continue until we receive regulatory approval to exit parallel reporting and subsequently begin publicly reporting our Basel II regulatory capital results and related disclosures.

In December 2010, the BCBS finalized a set of further revised international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed in response to the financial crisis of 2008 and 2009 and were intended to address many of the weaknesses identified in the previous Basel standards, as well as in the banking sector that contributed to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers.

In July 2013, U.S. banking regulators approved final and interim final rules to implement the BCBS Basel III capital guidelines for U.S. banking organizations. These final capital rules, among other things:

•          implement in the United States the Basel III regulatory capital reforms including those that revise the definition of capital, increase minimum capital ratios, and introduce a minimum CET1 ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum CET1 ratio of 7.0%) and a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk;

•          require a Tier 1 capital to average total consolidated assets ratio of 4% and introduce, for large and internationally active bank holding companies (BHCs), a Tier 1 supplementary leverage ratio of 3% that incorporates off-balance sheet exposures;

•          revise Basel I rules for calculating RWA to enhance risk sensitivity under a standardized approach;

•          modify the existing Basel II advanced approaches rules for calculating RWA to implement Basel III;

•          deduct certain assets from CET1, such as deferred tax assets that could not be realized through net operating loss carrybacks, significant investments in non-consolidated financial entities, and MSRs, to the extent any one category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1;

•          eliminate the accumulated other comprehensive income or loss (AOCI) filter that applies under RBC rules over a five-year phase in beginning in 2013; and

•          comply with the Dodd-Frank Act provision prohibiting the reliance on external credit ratings.

We will be required to comply with the final Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. The Basel III capital rules are scheduled to be fully phased in by January 1, 2022. Based on our interpretation of the final capital rules, we estimate that our CET1 ratio under the final Basel III capital rules using the advanced approach method exceeded the fully phased-in minimum of 7.0% by 256 basis points at September 30, 2013. Because the rules were only recently finalized, the interpretations and assumptions we use in estimating our calculations are subject to change depending on our ongoing review of the final capital rules and any guidance received from our regulators.

Consistent with the Collins Amendment to the Dodd-Frank Act, banking organizations that have completed their parallel run process and have been approved by the FRB to use the advanced approach methodology to determine applicable minimum risk-weighted capital ratios and additional buffers must use the higher of their RWA as calculated under (i) the advanced approach rules, and (ii) from January 1, 2014, to December 31, 2014, the general Basel I RBC rules and, commencing on January 1, 2015, and thereafter, the risk weightings under the standardized approach.

 The final Basel III capital rules did not address the proposed Basel III liquidity standards and also did not address additional capital and leverage requirements that are currently under consideration by the BCBS and U.S. banking regulators. However, in July 2013, U.S. banking regulators introduced proposals that would enhance the recently finalized supplementary leverage ratio requirements for large BHCs like Wells Fargo and their insured depository institutions. Under the proposals, effective on January 1, 2018, a covered BHC would be required to maintain a supplementary leverage ratio of at least 5% to avoid restrictions on capital distributions and discretionary bonus payments. The proposals would also require that all of our insured depository institutions maintain a supplementary leverage ratio of 6% in order to be considered well capitalized. Based on our initial review, we believe our current leverage levels would meet the applicable proposed requirements at the holding company and each of its insured depository institutions. U.S. banking regulators, however, have indicated they may make further changes to the U.S. supplementary leverage ratio requirements based on revisions to the Basel III leverage framework recently proposed by the BCBS. In addition, in October 2013, U.S. banking regulators issued a Notice of Proposed Rulemaking (NPR) regarding the U.S. implementation of the Basel III liquidity coverage ratio (LCR) and would apply in full to banks and holding companies with assets greater than $250 billion like Wells Fargo. The proposal would require us to maintain an amount of eligible high-quality, liquid assets that equals or exceeds 100% of our projected net cash outflows over a 30-day period. U.S. banking regulators stated that the U.S. proposal is generally consistent with the Basel LCR standard, but more stringent in certain areas. The NPR is open for comment until January 31,2014.

The FRB has also indicated that it is in the process of considering new rules to address the amount of equity and long-term debt a company must hold to facilitate its orderly liquidation and to address risks related to banking organizations that are substantially reliant on short-term wholesale funding. In addition, the FRB is developing rules to implement an additional CET1 capital surcharge on those U.S. banking organizations, such as the Company, that have been designated by the Financial Stability Board (FSB) as global systemically important banks (G-SIBs). The G-SIB surcharge would be in addition to the minimum Basel III 7.0% CET1 requirement and ranges from 1.0% to 3.5% of RWA, depending on the bank’s systemic importance, which would be determined under an indicator-based approach that considers five broad categories: cross-jurisdictional activity; size; inter-connectedness; substitutability/financial institution infrastructure; and complexity. The G-SIB surcharge is expected to be phased in beginning in January 2016 and become fully effective on January 1, 2019. The FSB, in an updated listing published in November 2012 based on year-end 2011 data, identified the Company as one of the 28 G-SIBs and provisionally determined that the Company’s surcharge would be 1.0%. The FSB is expected to update the list of G-SIBs and their required surcharges prior to implementation based on additional or future data.

Capital Planning and Stress Testing

Under the FRB’s capital plan rule, large BHCs are required to submit capital plans annually for review to determine if the FRB has any objections before making any capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions.

Our 2013 Comprehensive Capital Analysis and Review (CCAR) included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB used to conduct a CCAR in 2012. As part of the 2013 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB reviewed the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB published its supervisory stress test results as required under the Dodd-Frank Act on March 7, 2013. On March 14, 2013, the FRB notified us that it did not object to our capital plan included in the 2013 CCAR.

In addition to CCAR, U.S. banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. In October 2012, the FRB issued final rules regarding

Capital Management (continued)

stress testing requirements as required under the Dodd-Frank Act provision imposing enhanced prudential standards on large BHCs such as Wells Fargo. The OCC issued and finalized similar rules during 2012 for stress testing of large national banks. The FRB issued interim final rules in September 2013 clarifying how companies should incorporate the Basel III capital rules into their capital planning and stress testing exercises. These stress testing rules, which became effective for Wells Fargo on November 15, 2012, set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. As required under the FRB’s stress testing rule, we completed a mid-cycle stress test based on March 31, 2013, data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB in July 2013 and disclosed a summary of the results in September 2013.

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

In October 2012, the Board authorized the repurchase of 200 million shares. At September 30, 2013, we had remaining authority under this authorization to purchase approximately 104 million shares, subject to regulatory and legal conditions. For more information about share repurchases during 2013, see Part II, Item 2 of this Report.

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

In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. On May 26, 2010, in an auction by the U.S. Treasury, we purchased 70,165,963 of the warrants at a price of $7.70 per warrant. We have purchased an additional 986,426 warrants, all on the open market, since the U.S. Treasury auction. At September 30, 2013, there were 39,109,299 warrants outstanding and exercisable and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Table 47: Tier 1 Common Equity Under Basel I (1)

		Sept. 30,	Dec. 31,
(in billions)		2013	2012
Total equity		$168.8	158.9
Noncontrolling interests		(1.6)	(1.3)
Total Wells Fargo stockholders' equity		167.2	157.6
Adjustments:
Preferred equity		(14.3)	(12.0)
Goodwill and intangible assets (other than MSRs)		(31.8)	(32.9)
Applicable deferred taxes		2.9	3.2
Deferred tax asset limitation		-	-
MSRs over specified limitations		(0.9)	(0.7)
Cumulative other comprehensive income		(2.2)	(5.6)
Other		(0.6)	(0.6)
Tier 1 common equity	(A)	$120.3	109.0
Total risk-weighted assets (2)	(B)	$1,135.1	1,077.1
Tier 1 common equity to total risk-weighted assets (2)	(A)/(B)	10.60%	10.12

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

(2)

Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

Table 48: Common Equity Tier 1 Under Basel III (Estimated) (1) (2)

(in billions)	Sept. 30, 2013
Tier 1 common equity under Basel I		$120.3
Adjustments from Basel I to Basel III (3) (5):
Cumulative other comprehensive income related to AFS securities and defined benefit pension plans		2.2
Other		1.1
Total adjustments from Basel I to Basel III		3.3
Threshold deductions, as defined under Basel III (4) (5)		-
Common Equity Tier 1 anticipated under Basel III	(C)	$123.6
Total risk-weighted assets anticipated under Basel III (6)	(D)	$1,293.6
Common Equity Tier 1 to total risk-weighted assets anticipated under Basel III	(C)/(D)	9.56%

(1)

Common Equity Tier 1 is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Common Equity Tier 1 along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

(2)

The Basel III Common Equity Tier 1 and RWA are estimated based on management’s interpretation of the Basel III capital rules adopted July 2, 2013, by the FRB. The rules establish a new comprehensive capital framework for U.S. banking organizations that implement the Basel III capital framework and certain provisions of the Dodd-Frank Act.

(3)

Adjustments from Basel I to Basel III represent reconciling adjustments, primarily certain components of cumulative other comprehensive income deducted for Basel I purposes, to derive Common Equity Tier 1 under Basel III.

(4)

Threshold deductions, as defined under Basel III, include individual and aggregate limitations, as a percentage of Common Equity Tier 1, with respect to MSRs (net of related deferred tax liability, which approximates the MSR book value times the applicable statutory tax rates), deferred tax assets and investments in unconsolidated financial companies.

(5)

Volatility in interest rates can have a significant impact on the valuation of cumulative other comprehensive income and MSRs and therefore, may impact adjustments from Basel I to Basel III, and MSRs subject to threshold deductions, as defined under Basel III, in future reporting periods.

(6)

The final Basel III capital rules provide for two capital frameworks:  the "standardized" approach intended to replace Basel I, and the "advanced" approach applicable to certain institutions as originally defined under Basel II. Under the final rules, we will be subject to the lower of our Common Equity Tier 1 ratio calculated under the standardized approach and under the advanced approach in the assessment of our capital adequacy. Accordingly, the estimate of RWA reflects management's interpretation of RWA determined under the advanced approach because management expects RWA to be higher using the advanced approach compared with the standardized approach. Basel III capital rules adopted by the Federal Reserve Board incorporate different classification of assets, with certain risk weights based on a borrower's credit rating or Wells Fargo's own models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements.

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

The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Reform” and “Risk Factors” sections of our 2012 Form 10-K and the “Regulatory Reform” section of our 2013 Second Quarter Report on Form 10-Q.

Regulation of interchange transaction fees (the Durbin Amendment)  On October 1, 2011, the FRB rule enacted to implement the Durbin Amendment to the Dodd-Frank Act that limits debit card interchange transaction fees to those “reasonable” and “proportional” to the cost of the transaction became effective. The rule generally established that the maximum allowable interchange fee that an issuer may receive or charge for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. On July 31, 2013, the U.S. District Court for the District of Columbia ruled that the approach used by the FRB in setting the maximum allowable interchange transaction fee impermissibly included costs that were specifically excluded from consideration under the Durbin Amendment. The decision would keep the current interchange transaction fee standards in place until the FRB drafts new regulations or interim standards. On August 21, 2013, the FRB filed a notice of appeal of the decision to the United States Court of Appeals for the District of Columbia. On September 19, 2013, the Court of Appeals granted a joint motion for an expedited appeal, and the District Court’s order has been stayed pending the appeal.

CHANGES TO ASSET-BACKED SECURITIES MARKETS  U.S. agencies recently issued revisions to a 2011 proposal to implement the credit risk retention requirements in the Dodd-Frank Act, which requires that sponsors of a securitization retain at least 5% of the credit risk of assets collateralizing asset-backed securities. Residential mortgage-backed securities that qualify as “qualified residential mortgages” (QRMs) are exempt from the risk retention requirement, and the recent revisions changed the definition of QRM to align it with the Consumer Financial Protection Bureau’s definition of “qualified mortgage”. The revised proposal also addresses the measures for complying with the risk retention requirement and continues to provide exemptions for qualifying commercial loans, qualifying commercial real estate loans, and qualifying automobile loans that meet certain requirements.

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

Current Accounting Developments

The following accounting pronouncements have been issued by the FASB but are not yet effective:

•          Accounting Standards Update (ASU or Update) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists; and

•          ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.

ASU 2013-11 is expected to eliminate diversity in practice as it provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. These changes are effective for us in first quarter 2014 with prospective application applied to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. This Update will not have a material effect on our consolidated financial statements.

ASU 2013-08 amends the scope, measurement and disclosure requirements for investment companies. The Update changes criteria companies use to assess whether an entity is an investment company. In addition, investment companies must measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. This Update also requires new disclosures, including information about changes, if any, in an entity’s status as an investment company and information about financial support provided or contractually required to be provided by an investment company to any of its investees. These changes are effective for us in first quarter 2014 with prospective application. Early adoption is not permitted. We are evaluating the impact this Update will have on our consolidated financial statements.

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in our other documents filed or furnished with the SEC, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company, including our outlook for future growth; (ii) our noninterest expense and efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses and allowance releases; (iv) the appropriateness of the allowance for credit losses; (v) our expectations regarding net interest income and net interest margin; (vi) loan growth or the reduction or mitigation of risk in our loan portfolios; (vii) future capital levels and our estimated Common Equity Tier 1 ratio under Basel III capital standards; (viii) the performance of our mortgage business and any related exposures; (ix) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (x) future common stock dividends, common share repurchases and other uses of capital; (xi) our targeted range for return on assets and return on equity; (xii) the outcome of contingencies, such as legal proceedings; and (xiii) the Company’s plans, objectives and strategies.

Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•          current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, the sovereign debt crisis and economic difficulties in Europe, and the overall slowdown in global economic growth;

•          our capital and liquidity requirements (including under regulatory capital standards, such as the Basel III capital standards) and our ability to generate capital internally or raise capital on favorable terms;

•          financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and other legislation and regulation relating to bank products and services;

•          the extent of our success in our loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications;

•          the amount of mortgage loan repurchase demands that we receive and our ability to satisfy any such demands without having to repurchase loans related thereto or otherwise indemnify or reimburse third parties, and the credit quality of or losses on such repurchased mortgage loans;

•          negative effects relating to our mortgage servicing and foreclosure practices, including our obligations under the settlement with the Department of Justice and other federal and state government entities, as well as changes in industry standards or practices, regulatory or judicial requirements, penalties or fines, increased servicing and other costs or obligations, including loan modification requirements, or delays or moratoriums on foreclosures;

•          our ability to realize our efficiency ratio target as part of our expense management initiatives, including as a result of business and economic cyclicality, seasonality, changes in our business composition and operating environment, growth in our businesses and/or acquisitions, and unexpected expenses relating to, among other things, litigation and regulatory matters;

•          the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;

•          a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, reduced investor demand for mortgage loans, a reduction in the availability of funding or increased funding costs, and declines in asset values and/or recognition of other-than-temporary impairment on securities held in our available-for-sale portfolio;

•          the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•          reputational damage from negative publicity, protests, fines, penalties and other negative consequences from regulatory violations and legal actions;

•          a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber attacks;

•          the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;

•          fiscal and monetary policies of the Federal Reserve Board; and

•          the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements (including under Basel capital standards), common stock issuance requirements, applicable law and regulations (including federal securities laws and federal banking regulations), and other factors deemed relevant by the

Forward-Looking Statements  (continued)

Company’s Board of Directors, and may be subject to regulatory approval or conditions.

For more information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.

Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Controls and Procedures

Disclosure Controls and Procedures

The Company’s management evaluated the effectiveness, as of September 30, 2013, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Interest income
Trading assets	$331	299	998	1,019
Securities available for sale	2,038	1,966	5,997	6,201
Mortgages held for sale	320	476	1,069	1,412
Loans held for sale	3	17	10	38
Loans	8,901	9,016	26,664	27,455
Other interest income	183	151	515	409
Total interest income	11,776	11,925	35,253	36,534
Interest expense
Deposits	318	428	1,040	1,328
Short-term borrowings	9	19	46	55
Long-term debt	621	756	1,950	2,375
Other interest expense	80	60	220	189
Total interest expense	1,028	1,263	3,256	3,947
Net interest income	10,748	10,662	31,997	32,587
Provision for credit losses	75	1,591	1,946	5,386
Net interest income after provision for credit losses	10,673	9,071	30,051	27,201
Noninterest income
Service charges on deposit accounts	1,278	1,210	3,740	3,433
Trust and investment fees	3,276	2,954	9,972	8,691
Card fees	813	744	2,364	2,102
Other fees	1,098	1,097	3,221	3,326
Mortgage banking	1,608	2,807	7,204	8,570
Insurance	413	414	1,361	1,455
Net gains from trading activities	397	529	1,298	1,432
Net gains (losses) on debt securities available for sale (1)	(6)	3	(15)	(65)
Net gains from equity investments (2)	502	164	818	770
Lease income	160	218	515	397
Other	191	411	640	1,440
Total noninterest income	9,730	10,551	31,118	31,551
Noninterest expense
Salaries	3,910	3,648	11,341	10,954
Commission and incentive compensation	2,401	2,368	7,604	7,139
Employee benefits	1,172	1,063	3,873	3,720
Equipment	471	510	1,417	1,526
Net occupancy	728	727	2,163	2,129
Core deposit and other intangibles	375	419	1,129	1,256
FDIC and other deposit assessments	214	359	765	1,049
Other	2,831	3,018	8,465	9,729
Total noninterest expense	12,102	12,112	36,757	37,502
Income before income tax expense	8,301	7,510	24,412	21,250
Income tax expense	2,618	2,480	7,901	7,179
Net income before noncontrolling interests	5,683	5,030	16,511	14,071
Less: Net income from noncontrolling interests	105	93	243	264
Wells Fargo net income	$5,578	4,937	16,268	13,807

Less: Preferred stock dividends and other	261	220	748	665
Wells Fargo net income applicable to common stock	$5,317	4,717	15,520	13,142
Per share information
Earnings per common share	$1.00	0.89	2.93	2.48
Diluted earnings per common share	0.99	0.88	2.89	2.45
Dividends declared per common share	0.30	0.22	0.85	0.66
Average common shares outstanding	5,295.3	5,288.1	5,293.0	5,292.7
Diluted average common shares outstanding	5,381.7	5,355.6	5,374.7	5,355.7

(1)  Total other-than-temporary impairment (OTTI) gains were $(13) million and $(101) million for third quarter 2013 and 2012, respectively. Of total OTTI, losses of $23 million and $36 million were recognized in earnings, and gains of $(36) million and $(137) million were recognized as non-credit-related OTTI in other comprehensive income for third quarter 2013 and 2012, respectively. Total OTTI losses (gains) were $36 million and $(19) million for the first nine months of 2013 and 2012, respectively. Of total OTTI, losses of $128 million and $163 million were recognized in earnings, and gains of $(92) million and $(182) million were recognized as non-credit-related OTTI in other comprehensive income for the first nine months of 2013 and 2012, respectively.

(2)  Includes OTTI losses of $37 million and $36 million for third quarter 2013 and 2012, respectively, and $121 million and $94 million for the first nine months of 2013 and 2012, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)

			Nine months
	Quarter ended Sept. 30,		ended Sept. 30,
(in millions)	2013	2012	2013	2012
Wells Fargo net income	$5,578	4,937	16,268	13,807
Other comprehensive income (loss), before tax:
Securities available for sale:
Net unrealized gains (losses) arising during the period	842	2,892	(5,922)	5,597
Reclassification of net gains to net income	(114)	(41)	(197)	(290)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(7)	24	(10)	63
Reclassification of net gains on cash flow hedges to net income	(69)	(89)	(225)	(295)
Defined benefit plans adjustments:
Net actuarial gains (losses) arising during the period	297	(1)	1,075	(18)
Amortization of net actuarial loss, settlements and other to net income	59	35	221	111
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	12	45	(27)	(1)
Reclassification of net (gains) losses to net income	3	--	(12)	(10)
Other comprehensive income (loss), before tax	1,023	2,865	(5,097)	5,157
Income tax (expense) benefit related to other comprehensive income	(265)	(1,057)	2,002	(1,923)
Other comprehensive income (loss), net of tax	758	1,808	(3,095)	3,234
Less: Other comprehensive income from noncontrolling interests	266	2	266	6
Wells Fargo other comprehensive income (loss), net of tax	492	1,806	(3,361)	3,228

Wells Fargo comprehensive income	6,070	6,743	12,907	17,035
Comprehensive income from noncontrolling interests	371	95	509	270
Total comprehensive income	$6,441	6,838	13,416	17,305

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	Sept. 30,	Dec. 31,
(in millions, except shares)	2013	2012
Assets
Cash and due from banks	$18,928	21,860
Federal funds sold, securities purchased under resale agreements and other short-term investments	182,036	137,313
Trading assets	60,203	57,482
Securities available for sale	259,399	235,199
Mortgages held for sale (includes $23,209 and $42,305 carried at fair value)	25,395	47,149
Loans held for sale (includes $2 and $6 carried at fair value)	204	110

Loans (includes $6,051 and $6,206 carried at fair value)	812,325	799,574
Allowance for loan losses	(15,159)	(17,060)
Net loans	797,166	782,514
Mortgage servicing rights:
Measured at fair value	14,501	11,538
Amortized	1,204	1,160
Premises and equipment, net	9,120	9,428
Goodwill	25,637	25,637
Other assets (includes $911 and $0 carried at fair value)	94,262	93,578
Total assets (1)	$1,488,055	1,422,968
Liabilities
Noninterest-bearing deposits	$279,911	288,207
Interest-bearing deposits	761,960	714,628
Total deposits	1,041,871	1,002,835
Short-term borrowings	53,851	57,175
Accrued expenses and other liabilities	72,308	76,668
Long-term debt (includes $0 and $1 carried at fair value)	151,212	127,379
Total liabilities (2)	1,319,242	1,264,057
Equity
Wells Fargo stockholders' equity:
Preferred stock	15,549	12,883
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares;
issued 5,481,811,474 shares and 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,188	59,802
Retained earnings	88,625	77,679
Cumulative other comprehensive income	2,289	5,650
Treasury stock – 208,075,732 shares and 215,497,298 shares	(7,290)	(6,610)
Unearned ESOP shares	(1,332)	(986)
Total Wells Fargo stockholders' equity	167,165	157,554
Noncontrolling interests	1,648	1,357
Total equity	168,813	158,911
Total liabilities and equity	$1,488,055	1,422,968

(1)  Our consolidated assets at September 30, 2013 and December 31, 2012, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $171 million and $260 million; Trading assets, $186 million and $114 million; Securities available for sale, $1.4 billion and $2.8 billion; Mortgages held for sale, $66 million and $469 million; Net loans, $8.0 billion and $10.6 billion; Other assets, $348 million and 457 million, and Total assets, $10.2 billion and $14.6 billion, respectively.

(2)  Our consolidated liabilities at September 30, 2013 and December 31, 2012, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $23 million and $0 million; Accrued expenses and other liabilities, $103 million and $134 million; Long-term debt, $2.5 billion and $3.5 billion; and Total liabilities, $2.6 billion and $3.6 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2011	10,450,690	$11,431	5,262,611,636	$8,931
Cumulative effect of fair value election for certain
residential mortgage servicing rights
Balance January 1, 2012	10,450,690	$11,431	5,262,611,636	$8,931
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			80,013,209	133
Common stock repurchased			(77,521,553)
Preferred stock issued to ESOP	940,000	940
Preferred stock released by ESOP
Preferred stock converted to common shares	(837,591)	(838)	24,521,583	41
Preferred stock issued	30,000	750
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	132,409	852	27,013,239	174
Balance September 30, 2012	10,583,099	$12,283	5,289,624,875	$9,105

Balance January 1, 2013	10,558,865	$12,883	5,266,314,176	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			78,607,760
Common stock repurchased (1)			(94,144,984)
Preferred stock issued to ESOP	1,200,000	1,200
Preferred stock released by ESOP
Preferred stock converted to common shares	(883,752)	(884)	22,958,790
Preferred stock issued	94,000	2,350
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	410,248	2,666	7,421,566	-
Balance September 30, 2013	10,969,113	$15,549	5,273,735,742	$9,136

(1)  For the nine months ended September 30, 2013, includes $400 million related to a private forward repurchase transaction entered into in September 2013 that is expected to settle in fourth quarter 2013 for an estimated 9.8 million shares of common stock. See Note 1 for additional information.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders'	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity
55,957	64,385	3,207	(2,744)	(926)	140,241	1,446	141,687

	2				2		2
55,957	64,387	3,207	(2,744)	(926)	140,243	1,446	141,689
	13,807				13,807	264	14,071
		3,228			3,228	6	3,234
(6)					(6)	(336)	(342)
1,867					2,000		2,000
(150)			(2,447)		(2,597)		(2,597)
88				(1,028)	-		-
(75)				913	838		838
797					-		-
(8)					742		742
41	(3,541)				(3,500)		(3,500)
	(659)				(659)		(659)
198					198		198
465					465		465
(85)			5		(80)		(80)
3,132	9,607	3,228	(2,442)	(115)	14,436	(66)	14,370
59,089	73,994	6,435	(5,186)	(1,041)	154,679	1,380	156,059

59,802	77,679	5,650	(6,610)	(986)	157,554	1,357	158,911
	16,268				16,268	243	16,511
		(3,361)			(3,361)	266	(3,095)
-					-	(218)	(218)
18	(10)		2,372		2,380		2,380
(200)			(3,778)		(3,978)		(3,978)
108				(1,308)	-		-
(78)				962	884		884
164			720		-		-
(33)					2,317		2,317
61	(4,565)				(4,504)		(4,504)
	(747)				(747)		(747)
229					229		229
585					585		585
(468)			6		(462)		(462)
386	10,946	(3,361)	(680)	(346)	9,611	291	9,902
60,188	88,625	2,289	(7,290)	(1,332)	167,165	1,648	168,813

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended Sept. 30,
(in millions)	2013	2012
Cash flows from operating activities:
Net income before noncontrolling interests	$16,511	14,071
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,946	5,386
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	(2,402)	(1,496)
Depreciation and amortization	2,508	2,083
Other net losses (gains)	(7,441)	724
Stock-based compensation	1,535	1,303
Excess tax benefits related to stock incentive compensation	(232)	(193)
Originations of MHFS	(274,293)	(372,204)
Proceeds from sales of and principal collected on mortgages originated for sale	265,249	317,386
Originations of LHFS	-	(10)
Proceeds from sales of and principal collected on LHFS	373	8,792
Purchases of LHFS	(244)	(7,221)
Net change in:
Trading assets	39,133	86,127
Deferred income taxes	2,802	202
Accrued interest receivable	(215)	(3)
Accrued interest payable	10	81
Other assets, net	(2,962)	(4,499)
Other accrued expenses and liabilities, net	940	(340)
Net cash provided by operating activities	43,218	50,189
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements
and other short-term investments	(46,419)	(56,075)
Securities available for sale:
Sales proceeds	2,591	4,969
Prepayments and maturities	40,476	44,592
Purchases	(78,368)	(49,703)
Nonmarketable equity investments:
Sales proceeds	1,846	1,218
Purchases	(2,552)	(1,389)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(26,050)	(29,308)
Proceeds from sales (including participations) of loans originated for
investment	5,894	4,601
Purchases (including participations) of loans	(10,022)	(7,431)
Principal collected on nonbank entities’ loans	16,202	17,719
Loans originated by nonbank entities	(13,949)	(16,122)
Net cash paid for acquisitions	-	(4,319)
Proceeds from sales of foreclosed assets	6,256	7,427
Changes in MSRs from purchases and sales	471	159
Other, net	869	(2,114)
Net cash used by investing activities	(102,755)	(85,776)
Cash flows from financing activities:
Net change in:
Deposits	39,036	32,166
Short-term borrowings	(3,335)	2,481
Long-term debt:
Proceeds from issuance	44,483	24,999
Repayment	(18,727)	(22,273)
Preferred stock:
Proceeds from issuance	2,317	742
Cash dividends paid	(813)	(726)
Common stock:
Proceeds from issuance	1,935	2,000
Repurchased	(3,978)	(2,597)
Cash dividends paid	(4,409)	(3,500)
Excess tax benefits related to stock incentive compensation	232	193
Net change in noncontrolling interests	(207)	(352)
Other, net	71	-
Net cash provided by financing activities	56,605	33,133
Net change in cash and due from banks	(2,932)	(2,454)
Cash and due from banks at beginning of period	21,860	19,440
Cash and due from banks at end of period	$18,928	16,986
Supplemental cash flow disclosures:
Cash paid for interest	$3,246	3,866
Cash paid for income taxes	5,543	4,701

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). There were no material changes to these policies in the first nine months of 2013. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5), valuations of residential mortgage servicing rights (MSRs) (Notes 7 and 8) and financial instruments (Note 13), liability for mortgage loan repurchase losses (Note 8) and income taxes. Actual results could differ from those estimates.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2012 Form 10-K.

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

In third quarter 2013, we adopted the following new accounting guidance:

•          ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

ASU 2013-10 permits the Fed Funds Effective Swap Rate (Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to LIBOR and U.S. Treasury. The Update also removes the restriction on using different benchmark rates for similar hedges. Our adoption of this guidance in third quarter 2013 with prospective application did not affect our consolidated financial statements.

Private Share Repurchases

From time to time we enter into private forward repurchase transactions with unrelated third parties to complement our open-market common stock repurchase strategies, to allow us to manage our share repurchases in a manner consistent with our capital plans, currently submitted under the 2013 Comprehensive Capital Analysis and Review (CCAR), and to provide an economic benefit to the Company.

Our payments to the counterparties for these contracts are recorded  in permanent equity in the quarter paid and are not subject to re-measurement. The classification of the up-front payments as permanent equity assures that we have appropriate repurchase timing consistent with our 2013 capital plan, which contemplated a fixed dollar amount available per quarter for share repurchases pursuant to Federal Reserve Board (FRB) supervisory guidance. In return, the counterparty agrees to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. There are no scenarios where the contracts would not either physically settle in shares or allow us to choose the settlement method.

In September 2013 we entered into a private forward repurchase contract and paid $400 million to an unrelated third party. In return, the counterparty agreed to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. This contract expires in fourth quarter 2013. The amount we paid to the counterparty meets accounting requirements to be treated as a permanent equity reduction.

Supplemental Cash Flow Information  Noncash activities are presented below, including information on transfers affecting MHFS, LHFS, and MSRs.

	Nine months
	ended September 30,
(in millions)	2013	2012
Transfers from loans to securities available for sale	$297	921
Trading assets retained from securitization of MHFS	39,963	68,905
Capitalization of MSRs from sale of MHFS	3,068	3,860
Transfers from MHFS to foreclosed assets	160	172
Transfers from loans to MHFS	6,199	5,523
Transfers from loans to LHFS	207	118
Transfers from loans to foreclosed assets (1)	5,835	6,938
Changes in consolidations (deconsolidations) of variable interest entities:
Trading assets	1,950	-
Securities available for sale	-	(40)
Loans	(2,268)	(295)
Long-term debt	(342)	(338)

(1)  Includes $4.5 billion and $4.8 billion in transfers of government insured/guaranteed loans for the nine months ended September 30, 2013 and 2012, respectively.

Subsequent Events  We have evaluated the effects of events that have occurred subsequent to period end September 30, 2013, and there have been no material events that would require recognition in our third quarter 2013 consolidated financial statements or disclosure in the Notes to the financial statements.

Note 2:  Business Combinations

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional contingent consideration related to acquisitions, which is considered to be a guarantee, see Note 10.

We did not complete any acquisitions of businesses in the first nine months of 2013. Additionally, we had no pending business combinations as of September 30, 2013.

Note 3:  Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments

The following table provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. The majority of interest-earning deposits at September 30, 2013 and December 31, 2012, were held at the Federal Reserve.

	Sept. 30,	Dec. 31,
(in millions)	2013	2012
Federal funds sold and securities
purchased under resale agreements	$27,093	33,884
Interest-earning deposits	153,464	102,408
Other short-term investments	1,479	1,021
Total	$182,036	137,313

We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $11.2 billion and $9.5 billion at September 30, 2013 and December 31, 2012, respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section of Note 10.

Note 4:  Securities Available for Sale

The following table provides the amortized cost and fair value by major categories of securities available for sale carried at fair value. The net unrealized gains (losses) are reported on an after‑tax basis as a component of cumulative OCI. There were no securities classified as held to maturity as of the periods presented.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

September 30, 2013

Securities of U.S. Treasury and federal agencies	$6,647	19	(260)	6,406
Securities of U.S. states and political subdivisions	42,172	1,013	(892)	42,293
Mortgage-backed securities:
Federal agencies	118,793	2,421	(2,251)	118,963
Residential	12,116	1,450	(42)	13,524
Commercial	17,704	1,253	(152)	18,805
Total mortgage-backed securities	148,613	5,124	(2,445)	151,292
Corporate debt securities	20,372	975	(149)	21,198
Collateralized loan and other debt obligations (1)	17,261	602	(87)	17,776
Other (2)	16,428	461	(35)	16,854
Total debt securities	251,493	8,194	(3,868)	255,819
Marketable equity securities:
Perpetual preferred securities	1,730	239	(71)	1,898
Other marketable equity securities	383	1,306	(7)	1,682
Total marketable equity securities	2,113	1,545	(78)	3,580
Total	$253,606	9,739	(3,946)	259,399

December 31, 2012

Securities of U.S. Treasury and federal agencies	$7,099	47	-	7,146
Securities of U.S. states and political subdivisions	37,120	2,000	(444)	38,676
Mortgage-backed securities:
Federal agencies	92,855	4,434	(4)	97,285
Residential	14,178	1,802	(49)	15,931
Commercial	18,438	1,798	(268)	19,968
Total mortgage-backed securities	125,471	8,034	(321)	133,184
Corporate debt securities	20,120	1,282	(69)	21,333
Collateralized loan and other debt obligations (1)	12,726	557	(95)	13,188
Other (2)	18,410	553	(76)	18,887
Total debt securities	220,946	12,473	(1,005)	232,414
Marketable equity securities:
Perpetual preferred securities	1,935	281	(40)	2,176
Other marketable equity securities	402	216	(9)	609
Total marketable equity securities	2,337	497	(49)	2,785
Total	$223,283	12,970	(1,054)	235,199

(1)  Includes collateralized debt obligations with a cost basis and fair value of $533 million and $700 million, respectively, at September 30, 2013, and $556 million and $644 million, respectively, at December 31, 2012.

(2)  Included in the “Other” category are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $5.1 billion and $5.2 billion, respectively, at September 30, 2013, and $5.9 billion each at December 31, 2012. Also included in the "Other" category are asset-backed securities collateralized by home equity loans with a cost basis and fair value of $594 million and $831 million, respectively, at September 30, 2013, and $695 million and $918 million, respectively, at December 31, 2012. The remaining balances primarily include asset-backed securities collateralized by credit cards.

Note 4:   Securities Available for Sale  (continued)

Gross Unrealized Losses and Fair Value

The following table shows the gross unrealized losses and fair value of securities in the securities available‑for‑sale portfolio by length of time that individual securities in each category had been in a continuous loss position. Debt securities on which we have taken credit-related OTTI write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

September 30, 2013

Securities of U.S. Treasury and federal agencies	$(260)	5,862	-	-	(260)	5,862
Securities of U.S. states and political subdivisions	(528)	10,893	(364)	3,889	(892)	14,782
Mortgage-backed securities:
Federal agencies	(2,245)	52,043	(6)	514	(2,251)	52,557
Residential	(19)	1,263	(23)	249	(42)	1,512
Commercial	(31)	2,838	(121)	1,898	(152)	4,736
Total mortgage-backed securities	(2,295)	56,144	(150)	2,661	(2,445)	58,805
Corporate debt securities	(100)	2,854	(49)	252	(149)	3,106
Collateralized loan and other debt obligations	(46)	5,653	(41)	356	(87)	6,009
Other	(19)	3,007	(16)	225	(35)	3,232
Total debt securities	(3,248)	84,413	(620)	7,383	(3,868)	91,796
Marketable equity securities:
Perpetual preferred securities	(37)	441	(34)	306	(71)	747
Other marketable equity securities	(7)	47	-	-	(7)	47
Total marketable equity securities	(44)	488	(34)	306	(78)	794
Total	$(3,292)	84,901	(654)	7,689	(3,946)	92,590

December 31, 2012

Securities of U.S. Treasury and federal agencies	$-	-	-	-	-	-
Securities of U.S. states and political subdivisions	(55)	2,709	(389)	4,662	(444)	7,371
Mortgage-backed securities:
Federal agencies	(4)	2,247	-	-	(4)	2,247
Residential	(4)	261	(45)	1,564	(49)	1,825
Commercial	(6)	491	(262)	2,564	(268)	3,055
Total mortgage-backed securities	(14)	2,999	(307)	4,128	(321)	7,127
Corporate debt securities	(14)	1,217	(55)	305	(69)	1,522
Collateralized loan and other debt obligations	(2)	1,485	(93)	798	(95)	2,283
Other	(11)	2,153	(65)	1,010	(76)	3,163
Total debt securities	(96)	10,563	(909)	10,903	(1,005)	21,466
Marketable equity securities:
Perpetual preferred securities	(3)	116	(37)	538	(40)	654
Other marketable equity securities	(9)	48	-	-	(9)	48
Total marketable equity securities	(12)	164	(37)	538	(49)	702
Total	$(108)	10,727	(946)	11,441	(1,054)	22,168

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

For complete descriptions of the factors we consider when analyzing debt securities for impairment, see Note 1 and Note 5 in our 2012 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first nine months of 2013.

The following table shows the gross unrealized losses and fair value of debt and perpetual preferred securities available for sale by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $23 million and $2.0 billion, respectively, at September 30, 2013, and $19 million and $2.0 billion, respectively, at December 31, 2012. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

September 30, 2013

Securities of U.S. Treasury and federal agencies	$(260)	5,862	-	-
Securities of U.S. states and political subdivisions	(840)	14,278	(52)	504
Mortgage-backed securities:
Federal agencies	(2,251)	52,557	-	-
Residential	(2)	201	(40)	1,311
Commercial	(58)	3,909	(94)	827
Total mortgage-backed securities	(2,311)	56,667	(134)	2,138
Corporate debt securities	(89)	2,184	(60)	922
Collateralized loan and other debt obligations	(64)	5,809	(23)	200
Other	(22)	3,050	(13)	182
Total debt securities	(3,586)	87,850	(282)	3,946
Perpetual preferred securities	(71)	747	-	-
Total	$(3,657)	88,597	(282)	3,946

December 31, 2012

Securities of U.S. Treasury and federal agencies	$-	-	-	-
Securities of U.S. states and political subdivisions	(378)	6,839	(66)	532
Mortgage-backed securities:
Federal agencies	(4)	2,247	-	-
Residential	(3)	78	(46)	1,747
Commercial	(31)	2,110	(237)	945
Total mortgage-backed securities	(38)	4,435	(283)	2,692
Corporate debt securities	(19)	1,112	(50)	410
Collateralized loan and other debt obligations	(49)	2,065	(46)	218
Other	(49)	3,034	(27)	129
Total debt securities	(533)	17,485	(472)	3,981
Perpetual preferred securities	(40)	654	-	-
Total	$(573)	18,139	(472)	3,981

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

			Remaining contractual maturity
		Weighted-			After one year		After five years
	Total	average	Within one year		through five years		through ten years		After ten years
(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

September 30, 2013

Securities of U.S. Treasury
and federal agencies	$6,406	1.67%	$134	1.25%	$700	1.42%	$5,572	1.71%	$-	-%
Securities of U.S. states and
political subdivisions	42,293	5.23	4,844	1.84	8,461	2.20	3,177	5.32	25,811	6.85
Mortgage-backed securities:
Federal agencies	118,963	3.37	-	-	435	2.71	553	4.84	117,975	3.37
Residential	13,524	4.24	-	-	-	-	452	1.92	13,072	4.32
Commercial	18,805	5.36	-	-	52	3.33	100	2.77	18,653	5.38
Total mortgage-backed
securities	151,292	3.70	-	-	487	2.78	1,105	3.46	149,700	3.70
Corporate debt securities	21,198	4.21	4,944	2.39	8,547	3.77	6,371	5.86	1,336	5.78
Collateralized loan and
other debt obligations	17,776	1.53	40	0.25	915	0.67	7,185	1.14	9,636	1.90
Other	16,854	1.74	1,693	1.50	8,097	1.77	2,544	1.75	4,520	1.78
Total debt securities
at fair value	$255,819	3.66%	$11,655	2.01%	$27,207	2.51%	$25,954	3.09%	$191,003	4.01%

December 31, 2012

Securities of U.S. Treasury
and federal agencies	$7,146	1.59%	$376	0.43%	$661	1.24%	$6,109	1.70%	$-	-%
Securities of U.S. states and
political subdivisions	38,676	5.29	1,861	2.61	11,620	2.18	3,380	5.51	21,815	7.15
Mortgage-backed securities:
Federal agencies	97,285	3.82	1	5.40	106	4.87	1,144	3.41	96,034	3.83
Residential	15,931	4.38	-	-	-	-	569	2.06	15,362	4.47
Commercial	19,968	5.33	-	-	78	3.69	101	2.84	19,789	5.35
Total mortgage-backed
securities	133,184	4.12	1	5.40	184	4.37	1,814	2.95	131,185	4.13
Corporate debt securities	21,333	4.26	1,037	4.29	12,792	3.19	6,099	6.14	1,405	5.88
Collateralized loan and
other debt obligations	13,188	1.35	44	0.96	1,246	0.71	7,376	1.01	4,522	2.08
Other	18,887	1.85	1,715	1.14	9,589	1.75	3,274	2.11	4,309	2.14
Total debt securities
at fair value	$232,414	3.91%	$5,034	2.28%	$36,092	2.37%	$28,052	3.07%	$163,236	4.44%

Realized Gains and Losses

The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the securities available-for-sale portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 – Other Assets).

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2013	2012	2013	2012
Gross realized gains	$161	110	371	527
Gross realized losses	(8)	(29)	(21)	(65)
OTTI write-downs	(39)	(39)	(153)	(172)
Net realized gains from securities available for sale	114	42	197	290
Net realized gains from nonmarketable equity investments	382	125	606	415
Net realized gains from debt securities and equity investments	$496	167	803	705

Other-Than-Temporary Impairment

The following table shows the detail of total OTTI write-downs included in earnings for debt securities, marketable securities and nonmarketable equity investments.

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2013	2012	2013	2012
OTTI write-downs included in earnings
Debt securities:
U.S. states and political subdivisions	$-	-	-	9
Mortgage-backed securities:
Federal agencies	-	-	1	-
Residential	16	17	53	65
Commercial	6	8	47	41
Corporate debt securities	-	5	2	9
Collateralized loan and other debt obligations	-	-	-	1
Other debt securities	1	6	25	38
Total debt securities	23	36	128	163
Equity securities:
Marketable equity securities:
Perpetual preferred securities	-	2	-	8
Other marketable equity securities	16	1	25	1
Total marketable equity securities	16	3	25	9
Total securities available for sale	39	39	153	172
Nonmarketable equity investments	21	33	96	85
Total OTTI write-downs included in earnings	$60	72	249	257

Note 4:   Securities Available for Sale  (continued)

Other-Than-Temporarily Impaired Debt Securities

The following table shows the detail of OTTI write-downs on debt securities available for sale included in earnings and the related changes in OCI for the same securities.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2013	2012	2013	2012
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$23	36	79	160
Intent-to-sell OTTI	-	-	49	3
Total recorded as part of gross realized losses	23	36	128	163
Changes to OCI for increase (decrease) in non-credit related OTTI (1):
U.S. states and political subdivisions	-	-	-	(7)
Residential mortgage-backed securities	(2)	(85)	(18)	(148)
Commercial mortgage-backed securities	(33)	(56)	(74)	(62)
Corporate debt securities	-	6	-	5
Collateralized loan and other debt obligations	-	(1)	(1)	-
Other debt securities	(1)	(1)	1	30
Total changes to OCI for non-credit-related OTTI	(36)	(137)	(92)	(182)
Total OTTI losses (gains) recorded on debt securities	$(13)	(101)	36	(19)

(1)  Represents amounts recorded to OCI for impairment, due to factors other than credit, on debt securities that have also had credit-related OTTI write-downs during the period. Increases represent initial or subsequent non-credit-related OTTI on debt securities. Decreases represent partial to full reversal of impairment due to recoveries in the fair value of securities due to factors other than credit.

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

      Changes in the credit loss component of credit-impaired debt securities that were recognized in earnings and related to securities that we do not intend to sell were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2013	2012	2013	2012
Credit loss component, beginning of period	$1,218	1,314	1,289	1,272
Additions:
Initial credit impairments	6	14	11	50
Subsequent credit impairments	17	22	68	110
Total additions	23	36	79	160
Reductions:
For securities sold or matured	(30)	(100)	(141)	(170)
For recoveries of previous credit impairments (1)	(7)	(5)	(23)	(17)
Total reductions	(37)	(105)	(164)	(187)
Credit loss component, end of period	$1,204	1,245	1,204	1,245

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
($ in millions)	2013	2012	2013	2012
Credit impairment losses on residential MBS
Non-investment grade	$16	17	53	65

Significant inputs (non-agency – non-investment grade MBS)
Expected remaining life of loan loss rate (1):
Range (2)	1-14%	3-36	1-20	1-44
Credit impairment loss rate distribution (3):
0 - 10% range	78	95	91	71
10 - 20% range	22	5	8	13
20 - 30% range	-	-	1	6
Greater than 30%	-	-	-	10
Weighted average loss rate (4)	5	7	6	9
Current subordination levels (5):
Range (2)	0-3	0-9	0-41	0-57
Weighted average (4)	-	3	-	2
Prepayment speed (annual CPR (6)):
Range (2)	6-18	9-23	4-20	5-29
Weighted average (4)	16	16	16	15

(1)  Represents future expected credit losses on each pool of loans underlying respective securities expressed as a percentage of the total current outstanding loan balance of the pool for each respective security.

(2)  Represents the range of inputs/assumptions based upon the individual securities within each category.

(3)  Represents distribution of credit impairment losses recognized in earnings categorized based on range of expected remaining life of loan losses. For example 78% of credit impairment losses recognized in earnings for the quarter ended September 30, 2013, had expected remaining life of loan loss assumptions of 0 to 10%.

(4)  Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.

(5)  Represents current level of credit protection provided by tranches subordinate to our security holdings (subordination), expressed as a percentage of total current underlying loan balance.

(6)  Constant prepayment rate.

Total credit impairment losses on commercial MBS that we do not intend to sell were $6 million and $7 million for the quarters ended September 30, 2013 and 2012, respectively, and $21 million and $41 million for the nine months ended September 30, 2013 and 2012, respectively.  Significant inputs considered in determining the credit impairment losses for commercial MBS are the expected remaining life of loan loss rates and current subordination levels. Prepayment activity on commercial MBS does not significantly impact the determination of their credit impairment because, unlike residential MBS, commercial MBS experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. The expected remaining life of loan loss rates for commercial MBS with credit impairment losses ranged from 4% to 14% and 3% to 14% for the quarters ended September 30, 2013 and 2012, respectively, and 4% to 14% and 3% to 17% for the nine months ended September 30, 2013 and 2012, respectively. The current subordination level ranges were 4% to 12% and 0% to 12% for the quarters ended September 30, 2013 and 2012, respectively, and 0% to 21% and 0% to 12% for the nine months ended September 30, 2013 and 2012, respectively.

Note 5:  Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $6.5 billion and $7.4 billion at September 30, 2013 and December 31, 2012, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. Outstanding balances also include PCI loans net of any remaining purchase accounting adjustments. Information about PCI loans is presented separately in the “Purchased Credit-Impaired Loans” section of this Note.

	Sept. 30,	Dec. 31,
(in millions)	2013	2012
Commercial:
Commercial and industrial	$191,738	187,759
Real estate mortgage	105,540	106,340
Real estate construction	16,413	16,904
Lease financing	11,688	12,424
Foreign (1)	46,666	37,771
Total commercial	372,045	361,198
Consumer:
Real estate 1-4 family first mortgage	254,924	249,900
Real estate 1-4 family junior lien mortgage	67,675	75,465
Credit card	25,448	24,640
Automobile	49,693	45,998
Other revolving credit and installment	42,540	42,373
Total consumer	440,280	438,376
Total loans	$812,325	799,574

(1)  Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign if the borrower’s primary address is outside of the United States.

Loan Purchases, Sales, and Transfers

The following table summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale at lower of cost or market. This loan activity primarily includes loans purchased or sales of whole loan or participating interests, whereby we receive or transfer a portion of a loan after origination. The table excludes PCI loans and loans recorded at fair value, including loans originated for sale because their loan activity normally does not impact the allowance for credit losses.

	2013			2012
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Loans - held for investment:
Purchases (1)	$6,226	-	6,226	1,021	-	1,021
Sales	(1,177)	(24)	(1,201)	(796)	(164)	(960)
Transfers to MHFS/LHFS (1)	(65)	(3)	(68)	(41)	(5)	(46)

Nine months ended September 30,
Loans - held for investment:
Purchases (1)	$9,374	581	9,955	10,196	167	10,363
Sales	(4,989)	(470)	(5,459)	(3,731)	(487)	(4,218)
Transfers to MHFS/LHFS (1)	(198)	(15)	(213)	(59)	(10)	(69)

(1)  The “Purchases” and “Transfers to MHFS/LHFS" categories exclude activity in government insured/guaranteed loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans have different risk characteristics from the rest of our consumer portfolio, whereby this activity does not impact the allowance for loan losses in the same manner because the loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). On a net basis, such purchases net of transfers to MHFS were $2.4 billion and $1.5 billion for the third quarter 2013 and 2012, respectively, and $5.2 billion and $7.0 billion for the first nine months ended of 2013 and 2012, respectively.

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

When we make commitments, we are exposed to credit risk. The maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are expected to expire without being used by the customer. In addition, we manage the potential risk in commitments to lend by limiting the total amount of commitments, both by individual customer and in total, by monitoring the size and maturity structure of these commitments and by applying the same credit standards for these commitments as for all of our credit activities. In some cases, we participate a portion of our interest in a commitment to other financial institutions in an arrangement that reduces our credit risk to the borrower. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 for information on standby letters of credit.

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

The contractual amount of our unfunded credit commitments, net of participations and net of all standby and commercial letters of credit issued under the terms of these commitments, is summarized by portfolio segment and class of financing receivable in the following table:

	Sept. 30,	Dec. 31,
(in millions)	2013	2012
Commercial:
Commercial and industrial	$231,576	215,626
Real estate mortgage	5,913	6,165
Real estate construction	10,180	9,109
Foreign	13,660	8,423
Total commercial	261,329	239,323
Consumer:
Real estate 1-4 family first mortgage	33,845	42,657
Real estate 1-4 family
junior lien mortgage	48,145	50,934
Credit card	77,187	70,960
Other revolving credit and installment	23,165	19,791
Total consumer	182,343	184,342
Total unfunded
credit commitments	$443,672	423,665

Note 5:   Loans and Allowance for Credit Losses  (continued)

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2013	2012	2013	2012
Balance, beginning of period	$16,618	18,646	17,477	19,668
Provision for credit losses	75	1,591	1,946	5,386
Interest income on certain impaired loans (1)	(63)	(76)	(209)	(245)
Loan charge-offs:
Commercial:
Commercial and industrial	(151)	(285)	(516)	(1,004)
Real estate mortgage	(44)	(100)	(153)	(296)
Real estate construction	(6)	(41)	(18)	(181)
Lease financing	(3)	(5)	(30)	(18)
Foreign	(4)	(35)	(23)	(81)
Total commercial	(208)	(466)	(740)	(1,580)
Consumer:
Real estate 1-4 family first mortgage	(303)	(719)	(1,170)	(2,319)
Real estate 1-4 family junior lien mortgage	(345)	(1,095)	(1,287)	(2,672)
Credit card	(239)	(255)	(771)	(842)
Automobile	(153)	(152)	(443)	(462)
Other revolving credit and installment	(191)	(184)	(558)	(565)
Total consumer	(1,231)	(2,405)	(4,229)	(6,860)
Total loan charge-offs	(1,439)	(2,871)	(4,969)	(8,440)
Loan recoveries:
Commercial:
Commercial and industrial	93	154	288	368
Real estate mortgage	64	46	149	115
Real estate construction	23	40	114	96
Lease financing	3	4	13	15
Foreign	6	5	23	26
Total commercial	189	249	587	620
Consumer:
Real estate 1-4 family first mortgage	61	46	171	112
Real estate 1-4 family junior lien mortgage	70	59	204	184
Credit card	32	43	95	148
Automobile	75	77	247	285
Other revolving credit and installment	37	39	119	138
Total consumer	275	264	836	867
Total loan recoveries	464	513	1,423	1,487
Net loan charge-offs (2)	(975)	(2,358)	(3,546)	(6,953)
Allowances related to business combinations/other	(8)	-	(21)	(53)
Balance, end of period	$15,647	17,803	15,647	17,803
Components:
Allowance for loan losses	$15,159	17,385	15,159	17,385
Allowance for unfunded credit commitments	488	418	488	418
Allowance for credit losses (3)	$15,647	17,803	15,647	17,803
Net loan charge-offs (annualized) as a percentage of average total loans (2)	0.48%	1.21	0.59	1.20
Allowance for loan losses as a percentage of total loans (3)	1.87	2.22	1.87	2.22
Allowance for credit losses as a percentage of total loans (3)	1.93	2.27	1.93	2.27

(1)  Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.

(2)  For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

(3)  The allowance for credit losses includes $22 million and $160 million at September 30, 2013 and 2012, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

			2013			2012
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$5,896	10,722	16,618	6,159	12,487	18,646
Provision for credit losses	65	10	75	(108)	1,699	1,591
Interest income on certain impaired loans	(11)	(52)	(63)	(22)	(54)	(76)

Loan charge-offs	(208)	(1,231)	(1,439)	(466)	(2,405)	(2,871)
Loan recoveries	189	275	464	249	264	513
Net loan charge-offs	(19)	(956)	(975)	(217)	(2,141)	(2,358)
Allowance related to business combinations/other	(8)	-	(8)	-	-	-
Balance, end of period	$5,923	9,724	15,647	5,812	11,991	17,803

Nine months ended September 30,
Balance, beginning of period	$5,714	11,763	17,477	6,358	13,310	19,668
Provision for credit losses	429	1,517	1,946	490	4,896	5,386
Interest income on certain impaired loans	(46)	(163)	(209)	(76)	(169)	(245)

Loan charge-offs	(740)	(4,229)	(4,969)	(1,580)	(6,860)	(8,440)
Loan recoveries	587	836	1,423	620	867	1,487
Net loan charge-offs	(153)	(3,393)	(3,546)	(960)	(5,993)	(6,953)
Allowance related to business combinations/other	(21)	-	(21)	-	(53)	(53)
Balance, end of period	$5,923	9,724	15,647	5,812	11,991	17,803

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

September 30, 2013

Collectively evaluated (1)	$4,566	5,473	10,039	363,050	392,594	755,644
Individually evaluated (2)	1,340	4,246	5,586	6,018	22,829	28,847
PCI (3)	17	5	22	2,977	24,857	27,834
Total	$5,923	9,724	15,647	372,045	440,280	812,325

December 31, 2012

Collectively evaluated (1)	$3,951	7,524	11,475	349,035	389,559	738,594
Individually evaluated (2)	1,675	4,210	5,885	8,186	21,826	30,012
PCI (3)	88	29	117	3,977	26,991	30,968
Total	$5,714	11,763	17,477	361,198	438,376	799,574

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

Credit Quality

We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than June 30, 2013. See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

Commercial Credit Quality Indicators   In addition to monitoring commercial loan concentration risk, we manage a consistent process for assessing commercial loan credit quality. Generally, commercial loans are subject to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to Pass and Criticized categories. The Criticized category

Note 5:   Loans and Allowance for Credit Losses  (continued)

includes Special Mention, Substandard, and Doubtful categories which are defined by bank regulatory agencies.

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $14.6 billion in criticized commercial real estate (CRE) loans, $3.0 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate loss exposure.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

September 30, 2013

By risk category:
Pass	$175,435	91,622	13,730	11,207	43,118	335,112
Criticized	16,093	12,499	2,078	481	2,805	33,956
Total commercial loans (excluding PCI)	191,528	104,121	15,808	11,688	45,923	369,068
Total commercial PCI loans (carrying value)	210	1,419	605	-	743	2,977
Total commercial loans	$191,738	105,540	16,413	11,688	46,666	372,045

December 31, 2012

By risk category:
Pass	$169,293	87,183	12,224	11,787	35,380	315,867
Criticized	18,207	17,187	3,803	637	1,520	41,354
Total commercial loans (excluding PCI)	187,500	104,370	16,027	12,424	36,900	357,221
Total commercial PCI loans (carrying value)	259	1,970	877	-	871	3,977
Total commercial loans	$187,759	106,340	16,904	12,424	37,771	361,198

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

September 30, 2013

By delinquency status:
Current-29 DPD and still accruing	$190,267	101,046	15,019	11,634	45,870	363,836
30-89 DPD and still accruing	327	539	271	37	5	1,179
90+ DPD and still accruing	125	40	1	-	1	167
Nonaccrual loans	809	2,496	517	17	47	3,886
Total commercial loans (excluding PCI)	191,528	104,121	15,808	11,688	45,923	369,068
Total commercial PCI loans (carrying value)	210	1,419	605	-	743	2,977
Total commercial loans	$191,738	105,540	16,413	11,688	46,666	372,045

December 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$185,614	100,317	14,861	12,344	36,837	349,973
30-89 DPD and still accruing	417	503	136	53	12	1,121
90+ DPD and still accruing	47	228	27	-	1	303
Nonaccrual loans	1,422	3,322	1,003	27	50	5,824
Total commercial loans (excluding PCI)	187,500	104,370	16,027	12,424	36,900	357,221
Total commercial PCI loans (carrying value)	259	1,970	877	-	871	3,977
Total commercial loans	$187,759	106,340	16,904	12,424	37,771	361,198

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

	Real estate	Real estate			Other
	1-4 family	1-4 family			revolving
	first	junior lien	Credit		credit and
(in millions)	mortgage	mortgage	card	Automobile	installment	Total

September 30, 2013

By delinquency status:
Current-29 DPD	$189,734	65,911	24,836	48,821	31,115	360,417
30-59 DPD	2,775	453	196	654	144	4,222
60-89 DPD	1,209	265	131	155	107	1,867
90-119 DPD	648	180	112	57	71	1,068
120-179 DPD	800	244	172	5	19	1,240
180+ DPD	5,472	495	1	1	7	5,976
Government insured/guaranteed loans (1)	29,556	-	-	-	11,077	40,633
Total consumer loans (excluding PCI)	230,194	67,548	25,448	49,693	42,540	415,423
Total consumer PCI loans (carrying value)	24,730	127	-	-	-	24,857
Total consumer loans	$254,924	67,675	25,448	49,693	42,540	440,280

December 31, 2012

By delinquency status:
Current-29 DPD	$179,870	73,256	23,976	44,973	29,546	351,621
30-59 DPD	3,295	577	211	798	168	5,049
60-89 DPD	1,528	339	143	164	108	2,282
90-119 DPD	853	265	122	57	73	1,370
120-179 DPD	1,141	358	187	5	28	1,719
180+ DPD	6,655	518	1	1	4	7,179
Government insured/guaranteed loans (1)	29,719	-	-	-	12,446	42,165
Total consumer loans (excluding PCI)	223,061	75,313	24,640	45,998	42,373	411,385
Total consumer PCI loans (carrying value)	26,839	152	-	-	-	26,991
Total consumer loans	$249,900	75,465	24,640	45,998	42,373	438,376

(1)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $19.7 billion at September 30, 2013, compared with $20.2 billion at December 31, 2012. Student loans 90+ DPD totaled $917 million at September 30, 2013, compared with $1.1 billion at December 31, 2012.

Of the $8.3 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at September 30, 2013, $883 million was accruing, compared with $10.3 billion past due and $1.1 billion accruing at December 31, 2012.

Real estate 1-4 family first mortgage loans 180 days or more past due totaled $5.5 billion, or 2.4% of total first mortgages (excluding PCI), at September 30, 2013, compared with $6.7  billion, or 3.0%, at December 31, 2012.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $4.9 billion at September 30, 2013, and $5.4 billion at December 31, 2012.

Note 5:   Loans and Allowance for Credit Losses  (continued)

	Real estate	Real estate			Other
	1-4 family	1-4 family			revolving
	first	junior lien	Credit		credit and
(in millions)	mortgage	mortgage	card	Automobile	installment	Total

September 30, 2013

By updated FICO:
< 600	$14,914	5,270	2,295	8,013	921	31,413
600-639	9,397	3,366	2,072	5,945	997	21,777
640-679	15,407	6,141	3,996	8,880	2,111	36,535
680-719	24,809	10,413	5,192	8,850	3,873	53,137
720-759	33,414	14,160	5,289	6,400	5,177	64,440
760-799	70,177	19,740	4,244	6,076	6,651	106,888
800+	29,576	7,461	2,114	5,100	4,957	49,208
No FICO available	2,944	997	246	429	1,921	6,537
FICO not required	-	-	-	-	4,855	4,855
Government insured/guaranteed loans (1)	29,556	-	-	-	11,077	40,633
Total consumer loans (excluding PCI)	230,194	67,548	25,448	49,693	42,540	415,423
Total consumer PCI loans (carrying value)	24,730	127	-	-	-	24,857
Total consumer loans	$254,924	67,675	25,448	49,693	42,540	440,280

December 31, 2012

By updated FICO:
< 600	$17,662	6,122	2,314	7,928	1,163	35,189
600-639	10,208	3,660	1,961	5,451	952	22,232
640-679	15,764	6,574	3,772	8,142	2,011	36,263
680-719	24,725	11,361	4,990	7,949	3,691	52,716
720-759	31,502	15,992	5,114	5,787	4,942	63,337
760-799	63,946	21,874	4,109	5,400	6,971	102,300
800+	26,044	8,526	2,223	4,443	1,912	43,148
No FICO available	3,491	1,204	157	898	2,882	8,632
FICO not required	-	-	-	-	5,403	5,403
Government insured/guaranteed loans (1)	29,719	-	-	-	12,446	42,165
Total consumer loans (excluding PCI)	223,061	75,313	24,640	45,998	42,373	411,385
Total consumer PCI loans (carrying value)	26,839	152	-	-	-	26,991
Total consumer loans	$249,900	75,465	24,640	45,998	42,373	438,376

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

The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. We consider the trends in residential real estate markets as we monitor credit risk and establish our allowance for credit losses. LTV does not necessarily reflect the likelihood of performance of a given loan, but does provide an indication of collateral value. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

	September 30, 2013			December 31, 2012
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total
By LTV/CLTV:
0-60%	$70,848	12,791	83,639	56,247	12,170	68,417
60.01-80%	74,080	16,097	90,177	69,759	15,168	84,927
80.01-100%	33,386	16,406	49,792	34,830	18,038	52,868
100.01-120% (1)	12,551	11,060	23,611	17,004	13,576	30,580
> 120% (1)	8,066	9,724	17,790	13,529	14,610	28,139
No LTV/CLTV available	1,707	1,470	3,177	1,973	1,751	3,724
Government insured/guaranteed loans (2)	29,556	-	29,556	29,719	-	29,719
Total consumer loans (excluding PCI)	230,194	67,548	297,742	223,061	75,313	298,374
Total consumer PCI loans (carrying value)	24,730	127	24,857	26,839	152	26,991
Total consumer loans	$254,924	67,675	322,599	249,900	75,465	325,365

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

	Sept. 30,	Dec. 31,
(in millions)	2013	2012
Commercial:
Commercial and industrial	$809	1,422
Real estate mortgage	2,496	3,322
Real estate construction	517	1,003
Lease financing	17	27
Foreign	47	50
Total commercial (1)	3,886	5,824
Consumer:
Real estate 1-4 family first mortgage (2)	10,450	11,455
Real estate 1-4 family junior lien mortgage	2,333	2,922
Automobile	188	245
Other revolving credit and installment	36	40
Total consumer	13,007	14,662
Total nonaccrual loans
(excluding PCI)	$16,893	20,486

(1)  Includes LHFS of $26 million and $16 million at September 30, 2013 and December 31, 2012, respectively.

(2)  Includes MHFS of $288 million and $336 million at September 30, 2013 and December 31, 2012, respectively.

Note 5:   Loans and Allowance for Credit Losses  (continued)

LOANS 90 Days OR MORE Past Due and Still Accruing  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1‑4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $4.9 billion at September 30, 2013, and $6.0 billion at December 31, 2012, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms. Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the FFELP were $21.1 billion at September 30, 2013, down from $21.8 billion at December 31, 2012.

The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	Sept. 30,	Dec. 31,
(in millions)	2013	2012
Loan 90 days or more past due and still accruing:
Total (excluding PCI):	$22,181	23,245
Less: FHA insured/VA guaranteed (1)(2)	20,214	20,745
Less: Student loans guaranteed
under the FFELP (3)	917	1,065
Total, not government
insured/guaranteed	$1,050	1,435

By segment and class, not government
insured/guaranteed:
Commercial:
Commercial and industrial	$125	47
Real estate mortgage	40	228
Real estate construction	1	27
Foreign	1	1
Total commercial	167	303
Consumer:
Real estate 1-4 family first mortgage (2)	383	564
Real estate 1-4 family junior lien mortgage (2)	89	133
Credit card	285	310
Automobile	48	40
Other revolving credit and installment	78	85
Total consumer	883	1,132
Total, not government
insured/guaranteed	$1,050	1,435

(1)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)  Includes mortgage loans held for sale 90 days or more past due and still accruing.

(3)  Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

Impaired Loans  The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $717 million at September 30, 2013, and $705 million at December 31, 2012.

For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2012 Form 10-K.

		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	principal	Impaired	allowance for	allowance for
(in millions)	balance	loans	credit losses	credit losses

September 30, 2013

Commercial:
Commercial and industrial	$2,343	1,418	1,154	234
Real estate mortgage	4,788	3,765	3,624	955
Real estate construction	1,125	789	760	137
Lease financing	58	24	24	8
Foreign	106	22	22	6
Total commercial (1)	8,420	6,018	5,584	1,340
Consumer:
Real estate 1-4 family first mortgage	22,625	19,614	14,194	3,353
Real estate 1-4 family junior lien mortgage	3,053	2,516	2,038	729
Credit card	455	455	455	149
Automobile	265	212	111	13
Other revolving credit and installment	42	32	25	2
Total consumer (2)	26,440	22,829	16,823	4,246
Total impaired loans (excluding PCI)	$34,860	28,847	22,407	5,586

December 31, 2012

Commercial:
Commercial and industrial	$3,331	2,086	2,086	353
Real estate mortgage	5,766	4,673	4,537	1,025
Real estate construction	1,975	1,345	1,345	276
Lease financing	54	39	39	11
Foreign	109	43	43	9
Total commercial (1)	11,235	8,186	8,050	1,674
Consumer:
Real estate 1-4 family first mortgage	21,293	18,472	15,224	3,074
Real estate 1-4 family junior lien mortgage	2,855	2,483	2,070	859
Credit card	531	531	531	244
Automobile	314	314	314	27
Other revolving credit and installment	27	26	26	6
Total consumer (2)	25,020	21,826	18,165	4,210
Total impaired loans (excluding PCI)	$36,255	30,012	26,215	5,884

(1)  Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)  At September 30, 2013 and December 31, 2012, includes the recorded investment of $2.4 billion and $1.9 billion, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance.

Note 5:   Loans and Allowance for Credit Losses  (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $415 million at September 30, 2013, and $421 million at December 31, 2012.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest	recorded	interest
(in millions)	investment	income	investment	income	investment	income	investment	income
Commercial:
Commercial and industrial	$1,362	28	2,488	19	1,580	76	2,493	91
Real estate mortgage	3,868	38	5,147	37	4,093	106	4,826	87
Real estate construction	878	6	1,831	15	1,070	29	1,897	42
Lease financing	25	1	61	1	30	1	62	1
Foreign	27	-	63	1	36	-	34	1
Total commercial	6,160	73	9,590	73	6,809	212	9,312	222
Consumer:
Real estate 1-4 family
first mortgage	19,593	270	14,768	183	19,359	785	14,631	562
Real estate 1-4 family
junior lien mortgage	2,499	36	2,102	20	2,492	109	2,078	64
Credit card	467	14	566	17	491	43	580	48
Automobile	228	7	290	7	263	24	290	33
Other revolving credit
and installment	32	1	26	1	28	2	25	1
Total consumer (1)	22,819	328	17,752	228	22,633	963	17,604	708
Total impaired loans
(excluding PCI)	$28,979	401	27,342	301	29,442	1,175	26,916	930

Interest income:
Cash basis of accounting		$129		72		371		198
Other (2)		272		229		804		732
Total interest income		$401		301		1,175		930

(1)  Quarter and nine months ended September 30, 2013, reflect the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.

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

At September 30, 2013, the loans in trial modification period were $314 million under HAMP, $48 million under 2MP and $355 million under proprietary programs, compared with $402 million, $45 million and $258 million at December 31, 2012, respectively. Trial modifications with a recorded investment of $305 million at September 30, 2013, and $276 million at December 31, 2012, were accruing loans and $412 million and $429 million, respectively, were nonaccruing loans. Our experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period.

	Primary modification type (1)				Financial effects of modifications
						Weighted	Recorded
						average	investment
		Interest				interest	related to
		rate	Other		Charge-	rate	interest rate
(in millions)	Principal (2)	reduction	concessions (3)	Total	offs (4)	reduction	reduction (5)
Quarter ended September 30, 2013
Commercial:
Commercial and industrial	$2	73	316	391	6	3.58%	$73
Real estate mortgage	-	62	345	407	1	1.65	62
Real estate construction	-	6	54	60	-	1.08	6
Lease financing	-	-	-	-	-	-	-
Foreign	-	1	-	1	-	0.26	1
Total commercial	2	142	715	859	7	2.60	142
Consumer:
Real estate 1-4 family first mortgage	271	259	832	1,362	49	2.80	485
Real estate 1-4 family junior lien mortgage	24	41	77	142	8	3.43	64
Credit card	-	46	-	46	-	10.15	46
Automobile	1	2	26	29	9	8.98	2
Other revolving credit and installment	-	2	2	4	-	5.40	2
Trial modifications (6)	-	-	37	37	-	-	-
Total consumer	296	350	974	1,620	66	3.46	599
Total	$298	492	1,689	2,479	73	3.30%	$741

Quarter ended September 30, 2012
Commercial:
Commercial and industrial	$-	5	364	369	2	1.15%	$5
Real estate mortgage	2	40	405	447	2	1.48	42
Real estate construction	12	1	111	124	1	2.26	2
Lease financing	-	-	1	1	-	-	-
Foreign	-	-	14	14	-	-	-
Total commercial	14	46	895	955	5	1.47	49
Consumer:
Real estate 1-4 family first mortgage	379	390	3,822	4,591	221	3.04	686
Real estate 1-4 family junior lien mortgage	17	57	489	563	445	3.66	73
Credit card	-	58	-	58	-	10.85	58
Automobile	1	14	170	185	7	5.47	14
Other revolving credit and installment	-	1	17	18	-	5.43	1
Trial modifications (6)	-	-	7	7	-	-	-
Total consumer	397	520	4,505	5,422	673	3.68	832
Total	$411	566	5,400	6,377	678	3.56%	$881

(continued on following page)

Note 5:   Loans and Allowance for Credit Losses  (continued)

(continued from previous page)

		Primary modification type (1)				Financial effects of modifications
							Weighted	Recorded
							average	investment
			Interest				interest	related to
			rate	Other		Charge-	rate	interest rate
(in millions)		Principal (2)	reduction	concessions (3)	Total	offs (4)	reduction	reduction (5)

Nine months ended September 30, 2013
Commercial:
	Commercial and industrial	$2	156	877	1,035	7	5.09%	$156
	Real estate mortgage	28	232	1,113	1,373	7	1.67	232
	Real estate construction	-	9	253	262	4	1.02	9
	Lease financing	-	-	-	-	-	-	-
	Foreign	15	1	-	16	-	-	1
	Total commercial	45	398	2,243	2,686	18	2.99	398
Consumer:
	Real estate 1-4 family first mortgage	897	1,016	2,928	4,841	194	2.63	1,671
	Real estate 1-4 family junior lien mortgage	76	135	335	546	24	3.30	206
	Credit card	-	138	-	138	-	10.47	138
	Automobile	3	10	74	87	25	7.39	10
	Other revolving credit and installment	-	8	9	17	-	4.95	8
	Trial modifications (6)	-	-	91	91	-	-	-
	Total consumer	976	1,307	3,437	5,720	243	3.27	2,033
	Total	$1,021	1,705	5,680	8,406	261	3.22%	$2,431

Nine months ended September 30, 2012
Commercial:
	Commercial and industrial	$11	27	1,113	1,151	22	1.53%	$28
	Real estate mortgage	13	160	1,341	1,514	9	1.47	164
	Real estate construction	12	8	395	415	10	2.49	8
	Lease financing	-	-	3	3	-	-	-
	Foreign	-	-	16	16	-	-	-
	Total commercial	36	195	2,868	3,099	41	1.52	200
Consumer:
	Real estate 1-4 family first mortgage	1,033	894	4,194	6,121	354	2.96	1,728
	Real estate 1-4 family junior lien mortgage	50	194	558	802	461	3.79	238
	Credit card	-	191	-	191	-	10.83	191
	Automobile	5	46	227	278	26	6.94	48
	Other revolving credit and installment	-	2	18	20	1	4.57	2
	Trial modifications (6)	-	-	678	678	-	-	-
	Total consumer	1,088	1,327	5,675	8,090	842	3.82	2,207
	Total	$1,124	1,522	8,543	11,189	883	3.63%	$2,407

(1)

Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented. The reported amounts include loans remodified in the current reporting period, which total $807 million and $652 million for the third quarter 2013 and 2012 and $2.4 billion and $1.8 billion for the nine months ended September 30, 2013 and 2012, respectively.

(2)

Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.

(3)

Other concessions include loans for which the interest rate is not commensurate with the credit risk that results from modification. These modifications would include renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate. Includes $703 million and $2.6 billion of consumer loans discharged in bankruptcy for the quarter and nine months ended September 30, 2013, respectively, and $4.3 billion for the quarter and nine months ended September 30, 2012, as a result of the OCC guidance implementation. The OCC guidance issued in third quarter 2012 required consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.

(4)

Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $87 million and $141 million for the third quarters of 2013 and 2012 and $316 million and $362 million for the nine months ended of September 30, 2013 and 2012, respectively.

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

	Recorded investment of defaults
	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2013	2012	2013	2012
Commercial:
Commercial and industrial	$19	119	214	269
Real estate mortgage	51	124	228	473
Real estate construction	10	23	62	252
Lease financing	-	-	-	-
Foreign	1	-	1	-
Total commercial	81	266	505	994
Consumer:
Real estate 1-4 family first mortgage	107	150	271	447
Real estate 1-4 family junior lien mortgage	9	12	26	48
Credit card	13	22	45	73
Automobile	5	18	14	45
Other revolving credit and installment	1	-	1	1
Total consumer	135	202	357	614
Total	$216	468	862	1,608

Purchased Credit-Impaired Loans

Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008. The following table presents PCI loans net of any remaining purchase accounting adjustments. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.

	Sept. 30,	December 31,
(in millions)	2013	2012	2008
Commercial:
Commercial and industrial	$210	259	4,580
Real estate mortgage	1,419	1,970	5,803
Real estate construction	605	877	6,462
Foreign	743	871	1,859
Total commercial	2,977	3,977	18,704
Consumer:
Real estate 1-4 family first mortgage	24,730	26,839	39,214
Real estate 1-4 family junior lien mortgage	127	152	728
Automobile	-	-	151
Total consumer	24,857	26,991	40,093
Total PCI loans (carrying value)	$27,834	30,968	58,797
Total PCI loans (unpaid principal balance)	$39,870	45,174	98,182

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

The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)
Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	131
Accretion into interest income (1)	(9,351)
Accretion into noninterest income due to sales (2)	(242)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	5,354
Changes in expected cash flows that do not affect nonaccretable difference (3)	12,209
Balance, December 31, 2012	18,548
Addition of accretable yield due to acquisitions	1
Accretion into interest income (1)	(1,386)
Accretion into noninterest income due to sales (2)	(151)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	916
Changes in expected cash flows that do not affect nonaccretable difference (3)	1,588
Balance, September 30, 2013	$19,516

Balance, June 30, 2013	$20,021
Addition of accretable yield due to acquisitions	1
Accretion into interest income (1)	(481)
Accretion into noninterest income due to sales (2)	-
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	9
Changes in expected cash flows that do not affect nonaccretable difference (3)	(34)
Balance, September 30, 2013	$19,516

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.
(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.
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

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total
Balance, December 31, 2008	$-	-	-	-
Provision for losses due to credit deterioration	1,693	-	123	1,816
Charge-offs	(1,605)	-	(94)	(1,699)
Balance, December 31, 2012	88	-	29	117
Reversal of provision for losses	(65)	-	(15)	(80)
Charge-offs	(6)	-	(9)	(15)
Balance, September 30, 2013	$17	-	5	22

Balance, June 30, 2013	$49	-	22	71
Reversal of provision for losses	(31)	-	(16)	(47)
Charge-offs	(1)	-	(1)	(2)
Balance, September 30, 2013	$17	-	5	22

Commercial PCI Credit Quality Indicators  The following

table provides a breakdown of commercial PCI loans by risk category.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

September 30, 2013

By risk category:
Pass	$108	357	215	7	687
Criticized	102	1,062	390	736	2,290
Total commercial PCI loans	$210	1,419	605	743	2,977

December 31, 2012

By risk category:
Pass	$95	341	207	255	898
Criticized	164	1,629	670	616	3,079
Total commercial PCI loans	$259	1,970	877	871	3,977

Note 5:   Loans and Allowance for Credit Losses  (continued)

The following table provides past due information for commercial PCI loans.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

September 30, 2013

By delinquency status:
Current-29 DPD and still accruing	$202	1,315	491	634	2,642
30-89 DPD and still accruing	3	51	32	10	96
90+ DPD and still accruing	5	53	82	99	239
Total commercial PCI loans	$210	1,419	605	743	2,977

December 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$235	1,804	699	704	3,442
30-89 DPD and still accruing	1	26	51	-	78
90+ DPD and still accruing	23	140	127	167	457
Total commercial PCI loans	$259	1,970	877	871	3,977

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

	September 30, 2013			December 31, 2012
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$20,942	173	21,115	22,304	198	22,502
30-59 DPD and still accruing	2,247	9	2,256	2,587	11	2,598
60-89 DPD and still accruing	1,178	5	1,183	1,361	7	1,368
90-119 DPD and still accruing	494	3	497	650	6	656
120-179 DPD and still accruing	566	4	570	804	7	811
180+ DPD and still accruing	4,576	101	4,677	5,356	116	5,472
Total consumer PCI loans (adjusted unpaid principal balance)	$30,003	295	30,298	33,062	345	33,407
Total consumer PCI loans (carrying value)	$24,730	127	24,857	26,839	152	26,991

The following table provides FICO scores for consumer PCI loans.

	September 30, 2013			December 31, 2012
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total
By FICO:
< 600	$10,590	108	10,698	13,163	144	13,307
600-639	6,200	62	6,262	6,673	68	6,741
640-679	6,736	71	6,807	6,602	73	6,675
680-719	3,659	36	3,695	3,635	39	3,674
720-759	1,657	10	1,667	1,757	11	1,768
760-799	829	5	834	874	6	880
800+	207	1	208	202	1	203
No FICO available	125	2	127	156	3	159
Total consumer PCI loans (adjusted unpaid principal balance)	$30,003	295	30,298	33,062	345	33,407
Total consumer PCI loans (carrying value)	$24,730	127	24,857	26,839	152	26,991

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV  for real estate 1-4 family junior lien mortgages.

	September 30, 2013			December 31, 2012
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total
By LTV/CLTV:
0-60%	$1,938	28	1,966	1,374	21	1,395
60.01-80%	6,122	34	6,156	4,119	30	4,149
80.01-100%	10,403	75	10,478	9,576	61	9,637
100.01-120% (1)	6,339	78	6,417	8,084	93	8,177
> 120% (1)	5,192	79	5,271	9,889	138	10,027
No LTV/CLTV available	9	1	10	20	2	22
Total consumer PCI loans (adjusted unpaid principal balance)	$30,003	295	30,298	33,062	345	33,407
Total consumer PCI loans (carrying value)	$24,730	127	24,857	26,839	152	26,991

(1)  Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6:  Other Assets

The components of other assets were:

	Sept. 30,	Dec. 31,
(in millions)	2013	2012
Nonmarketable equity investments:
Cost method:
Private equity	$2,413	2,572
Federal bank stock	4,788	4,227
Total cost method	7,201	6,799
Equity method:
LIHTC investments (1)	5,914	4,767
Private equity and other	5,714	6,156
Total equity method	11,628	10,923
Fair value (2)	911	-
Total nonmarketable
equity investments	19,740	17,722
Corporate/bank-owned life insurance	18,694	18,649
Accounts receivable	27,715	25,828
Interest receivable	5,221	5,006
Core deposit intangibles	4,984	5,915
Customer relationship and
other amortized intangibles	1,151	1,352
Foreclosed assets:
GNMA (3)	1,781	1,509
Other	2,021	2,514
Operating lease assets	1,983	2,001
Due from customers on acceptances	352	282
Other	10,620	12,800
Total other assets	$94,262	93,578

(1)  Represents low income housing tax credit investments.

(2)  Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 for additional information.

(3)  These are foreclosed real estate resulting from government insured/guaranteed loans. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA.

Income (expense) related to nonmarketable equity investments was:

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2013	2012	2013	2012
Net realized gains
from nonmarketable
equity investments	$382	125	606	415
All other	(56)	(27)	(147)	(51)
Total	$326	98	459	364

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

Note 7:   Securitizations and Variable Interest Entities  (continued)

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

			Transfers that
	VIEs that we	VIEs	we account
	do not	that we	for as secured
(in millions)	consolidate	consolidate	borrowings		Total

September 30, 2013

Cash	$-	171		27	198
Trading assets	1,751	186		195	2,132
Securities available for sale (1)	19,034	1,377		10,647	31,058
Mortgages held for sale	-	66		-	66
Loans	7,490	8,007		6,257	21,754
Mortgage servicing rights	13,975	-		-	13,975
Other assets	5,868	348		138	6,354
Total assets	48,118	10,155		17,264	75,537
Short-term borrowings	-	23	(2)	8,184	8,207
Accrued expenses and other liabilities	3,842	807	(2)	5	4,654
Long-term debt	-	2,571	(2)	5,889	8,460
Total liabilities	3,842	3,401		14,078	21,321
Noncontrolling interests	-	7		-	7
Net assets	$44,276	6,747		3,186	54,209

December 31, 2012

Cash	$-	260		30	290
Trading assets	1,902	114		218	2,234
Securities available for sale (1)	19,900	2,772		14,848	37,520
Mortgages held for sale	-	469		-	469
Loans	9,841	10,553		7,088	27,482
Mortgage servicing rights	11,114	-		-	11,114
Other assets	4,993	457		161	5,611
Total assets	47,750	14,625		22,345	84,720
Short-term borrowings	-	2,059	(2)	13,228	15,287
Accrued expenses and other liabilities	3,441	901	(2)	20	4,362
Long-term debt	-	3,483	(2)	6,520	10,003
Total liabilities	3,441	6,443		19,768	29,652
Noncontrolling interests	-	48		-	48
Net assets	$44,309	8,134		2,577	55,020

(1)  Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)  Includes the following VIE liabilities at September 30, 2013 and December 31, 2012, respectively, with recourse to the general credit of Wells Fargo: Short-term borrowings, $0 and $2.1 billion; Accrued expenses and other liabilities, $704 million and $767 million; and Long-term debt, $29 million and $29 million.

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

Significant continuing involvement includes transactions where we were the sponsor or transferor and have other significant forms of involvement. Sponsorship includes transactions with unconsolidated VIEs where we solely or materially participated in the initial design or structuring of the entity or marketing of the transaction to investors. When we transfer assets to a VIE and account for the transfer as a sale, we are considered the transferor. We consider investments in securities held outside of trading, loans, guarantees, liquidity agreements, written options and servicing of collateral to be other forms of involvement that may be significant. We have excluded certain transactions with unconsolidated VIEs from the balances presented in the following table where we have determined that our continuing involvement is not significant due to the temporary nature and size of our variable interests, because we were not the transferor or because we were not involved in the design or operations of the unconsolidated VIEs.

		Carrying value - asset (liability)
					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets
September 30, 2013
Residential mortgage loan
securitizations:
Conforming	$1,311,328	3,175	13,337	-	(1,150)	15,362
Other/nonconforming	40,113	1,841	252	-	(47)	2,046
Commercial mortgage securitizations	170,356	7,466	362	256	-	8,084
Collateralized debt obligations:
Debt securities	6,284	36	-	339	(130)	245
Loans (2)	6,038	5,905	-	-	-	5,905
Asset-based finance structures	11,030	7,015	-	(91)	-	6,924
Tax credit structures	21,642	6,135	-	-	(2,164)	3,971
Collateralized loan obligations	4,791	984	-	-	-	984
Investment funds	3,700	51	-	-	-	51
Other (3)	9,515	871	24	(3)	(188)	704
Total	$1,584,797	33,479	13,975	501	(3,679)	44,276

		Maximum exposure to loss
					Other
		Debt and			commitments
		equity	Servicing		and	Total
		interests	assets	Derivatives	guarantees	exposure
Residential mortgage loan
securitizations:
Conforming (4)		$3,175	13,337	-	3,225	19,737
Other/nonconforming		1,841	252	-	369	2,462
Commercial mortgage securitizations		7,466	362	359	-	8,187
Collateralized debt obligations:
Debt securities		36	-	339	130	505
Loans (2)		5,905	-	-	-	5,905
Asset-based finance structures		7,015	-	91	1,687	8,793
Tax credit structures		6,135	-	-	499	6,634
Collateralized loan obligations		984	-	-	158	1,142
Investment funds		51	-	-	33	84
Other (3)		871	24	177	188	1,260
Total		$33,479	13,975	966	6,289	54,709

(continued on following page)

Note 7:   Securitizations and Variable Interest Entities  (continued)

(continued from previous page)

		Carrying value - asset (liability)
					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets
December 31, 2012
Residential mortgage loan securitizations:
Conforming	$1,268,494	3,620	10,336	-	(1,690)	12,266
Other/nonconforming	49,794	2,188	284	-	(53)	2,419
Commercial mortgage securitizations	168,126	7,081	466	404	-	7,951
Collateralized debt obligations:
Debt securities	6,940	13	-	471	144	628
Loans (2)	8,155	7,962	-	-	-	7,962
Asset-based finance structures	10,404	7,155	-	(104)	-	7,051
Tax credit structures	20,098	5,180	-	-	(1,657)	3,523
Collateralized loan obligations	6,641	1,439	-	1	-	1,440
Investment funds	4,771	49	-	-	-	49
Other (3)	10,401	977	28	14	1	1,020
Total	$1,553,824	35,664	11,114	786	(3,255)	44,309

		Maximum exposure to loss
					Other
		Debt and			commitments
		equity	Servicing		and	Total
		interests	assets	Derivatives	guarantees	exposure
Residential mortgage loan securitizations:
Conforming (4)		$3,620	10,336	-	5,061	19,017
Other/nonconforming		2,188	284	-	353	2,825
Commercial mortgage securitizations		7,081	466	446	-	7,993
Collateralized debt obligations:
Debt securities		13	-	471	144	628
Loans (2)		7,962	-	-	-	7,962
Asset-based finance structures		7,155	-	104	1,967	9,226
Tax credit structures		5,180	-	-	247	5,427
Collateralized loan obligations		1,439	-	1	261	1,701
Investment funds		49	-	-	27	76
Other (3)		977	28	318	119	1,442
Total		$35,664	11,114	1,340	8,179	56,297

(1)  Includes total equity interests of $6.6 billion  at  September 30, 2013 and $5.8 billion at December 31, 2012. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)  Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current, and over 72% and 83%  were rated as investment grade by the primary rating agencies at September 30, 2013 and December 31, 2012, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

(3)  Includes structured financing, student loan securitizations, auto loan and lease securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

(4)  Maximum exposure to loss for conforming residential mortgage loan securitizations at September 30, 2013 reflects the benefit of a settlement reached with FHLMC on September 27, 2013, that resolved substantially all repurchase liabilities associated with loans sold to FHLMC prior to January 1, 2009. For additional information on the agreement reached with FHLMC see Note 8.

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

OTHER TRANSACTIONS WITH VIEs  Auction rate securities (ARS) are debt instruments with long-term maturities, but which re-price more frequently, and preferred equities with no maturity. At September 30, 2013, we held in our securities available-for-sale portfolio $661 million of ARS issued by VIEs redeemed pursuant to agreements entered into in 2008 and 2009, compared with $686 million at December 31, 2012.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at September 30, 2013 and December 31, 2012, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $1.9 billion  and $4.9 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

In the first nine months of 2013, we redeemed $2.8 billion of trust preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the Basel Committee recommendations known as the Basel III standards.

Securitization Activity Related to Unconsolidated VIEs

We use VIEs to securitize consumer and CRE loans and other types of financial assets, including student loans and auto loans. We typically retain the servicing rights from these sales and may continue to hold other beneficial interests in the VIEs. We may also provide liquidity to investors in the beneficial interests and credit enhancements in the form of standby letters of credit. Through these securitizations we may be exposed to liability under limited amounts of recourse as well as standard representations and warranties we make to purchasers and issuers. The following table presents the cash flows with our securitization trusts that were involved in transfers accounted for as sales.

Note 7:   Securitizations and Variable Interest Entities  (continued)

	2013		2012
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets
Quarter ended September 30,
Sales proceeds from securitizations (1)	$86,423	-	135,596	-
Fees from servicing rights retained	1,051	2	1,088	3
Other interests held	1,014	24	466	20
Purchases of delinquent assets	-	-	2	-
Servicing advances, net of repayments	(181)	-	25	-

Nine months ended September 30,
Sales proceeds from securitizations (1)	$308,016	-	412,465	-
Fees from servicing rights retained	3,178	7	3,312	8
Other interests held	1,861	72	1,333	114
Purchases of delinquent assets	16	-	54	-
Servicing advances, net of repayments	633	-	151	-

(1)  Represents cash flow data for all loans securitized in the period presented.

In the third quarter and first nine months of 2013, we recognized net gains of $28 million and $138 million, respectively, from transfers accounted for as sales of financial assets in securitizations, compared with $97 million and $161 million, respectively, in the same periods of 2012. These net gains primarily relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.

Sales with continuing involvement during the third quarter and first nine months of 2013 and 2012 predominantly related to securitizations of residential mortgages that are sold to the GSEs, including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the third quarter and first nine months of 2013 we transferred $84.4 billion and $296.3 billion respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $129.3 billion and $398.4 billion, respectively, in the same periods of 2012. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first nine months of 2013 we recorded a $2.9 billion servicing asset, measured at fair value using a Level 3 measurement technique, and a $127 million liability for probable repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first nine months of 2012, we recorded a $3.8 billion servicing asset and a $209 million liability.

We used the following key weighted-average assumptions to measure mortgage servicing assets at the date of securitization:

	Residential mortgage
	servicing rights
	2013	2012
Quarter ended September 30,
Prepayment speed (1)	9.6%	13.9
Discount rate	7.5	7.3
Cost to service ($ per loan) (2)	$181	169

Nine months ended September 30,
Prepayment speed (1)	11.2%	13.4
Discount rate	7.2	7.3
Cost to service ($ per loan) (2)	$187	143

(1)  The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

(2)  Includes costs to service and unreimbursed foreclosure costs.

During the third quarter and first nine months of 2013  we transferred $1.1 billion and $4.3 billion, respectively, in fair value of commercial mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $1.2 billion and $2.2 billion in the third quarter and first nine months of 2012, respectively. These transfers resulted in gains of $29 million and $129 million in the third quarter and first nine months of 2013, respectively, because the loans were carried at LOCOM, compared with gains of $74 million and $113 million in the third quarter and first nine months of 2012, respectively. In connection with these transfers, in the first nine months of 2013 we recorded a servicing asset of $14 million, initially measured at fair value using a Level 3 measurement technique, and securities available-for-sale of $54 million, classified as Level 2. In the first nine months of 2012, we recorded a servicing asset of $9 million and securities available-for-sale of $41 million.

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

		Other interests held
	Residential
	mortgage	Interest-	Consumer		Commercial (2)
	servicing	only	Subordinated	Senior	Subordinated	Senior
($ in millions, except cost to service amounts)	rights (1)	strips	bonds	bonds	bonds	bonds
Fair value of interests held at September 30, 2013	$14,501	147	40	-	256	613
Expected weighted-average life (in years)	6.0	3.9	5.9	-	4.3	6.6

Key economic assumptions:
Prepayment speed assumption (3)	11.7%	10.6	6.7	-
Decrease in fair value from:
10% adverse change	$888	3	-	-
25% adverse change	2,113	7	-	-

Discount rate assumption	7.6%	18.1	4.6	-	9.5	4.0
Decrease in fair value from:
100 basis point increase	$784	3	2	-	9	33
200 basis point increase	1,499	5	4	-	18	63

Cost to service assumption ($ per loan)	198
Decrease in fair value from:
10% adverse change	606
25% adverse change	1,514

Credit loss assumption			0.4%	-	1.5	-
Decrease in fair value from:
10% higher losses			$-	-	4	-
25% higher losses			-	-	6	-

Fair value of interests held at December 31, 2012	$11,538	187	40	-	249	982
Expected weighted-average life (in years)	4.8	4.1	5.9	-	4.7	5.3

Key economic assumptions:
Prepayment speed assumption (3)	15.7%	10.6	6.8	-
Decrease in fair value from:
10% adverse change	$869	5	-	-
25% adverse change	2,038	12	-	-

Discount rate assumption	7.4%	16.9	8.9	-	3.5	2.2
Decrease in fair value from:
100 basis point increase	$562	4	2	-	12	43
200 basis point increase	1,073	8	4	-	21	84

Cost to service assumption ($ per loan)	219
Decrease in fair value from:
10% adverse change	615
25% adverse change	1,537

Credit loss assumption			0.4%	-	10.0	-
Decrease in fair value from:
10% higher losses			$-	-	12	-
25% higher losses			-	-	19	-

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

Note 7:   Securitizations and Variable Interest Entities  (continued)

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.5 billion and $1.4 billion at September 30, 2013, and December 31, 2012, respectively. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at September 30, 2013, and December 31, 2012, results in a decrease in fair value of $179 million and $139 million, respectively. See Note 8 for further information on our commercial MSRs.

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

					Net charge-offs
	Total loans		Delinquent loans		Nine months ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,
(in millions)	2013	2012	2013	2012	2013	2012
Commercial:
Real estate mortgage	$123,093	128,564	8,846	12,216	465	323
Total commercial	123,093	128,564	8,846	12,216	465	323
Consumer:
Real estate 1-4 family first mortgage	1,312,533	1,283,504	18,428	21,574	654	876
Real estate 1-4 family junior lien mortgage	1	1	-	-	-	-
Other revolving credit and installment	1,833	2,034	93	110	-	-
Total consumer	1,314,367	1,285,539	18,521	21,684	654	876
Total off-balance sheet securitized loans (1)	$1,437,460	1,414,103	27,367	33,900	1,119	1,199

(1)  At September 30, 2013 and December 31, 2012, the table includes total loans of $1.3 trillion at both dates and delinquent loans of $15.2 billion and $17.4 billion, respectively for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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

		Carrying value
	Total		Third
	VIE	Consolidated	party	Noncontrolling	Net
(in millions)	assets	assets	liabilities	interests	assets
September 30, 2013

Secured borrowings:
Municipal tender option bond securitizations	$13,567	10,906	(8,189)	-	2,717
Commercial real estate loans	596	596	(378)	-	218
Residential mortgage securitizations	5,447	5,762	(5,511)	-	251
Total secured borrowings	19,610	17,264	(14,078)	-	3,186
Consolidated VIEs:
Nonconforming residential
mortgage loan securitizations	7,141	6,332	(2,381)	-	3,951
Multi-seller commercial paper conduit	-	-	-	-	-
Structured asset finance	60	60	(18)	-	42
Investment funds	1,565	1,565	(68)	-	1,497
Other	2,270	2,198	(934)	(7)	1,257
Total consolidated VIEs	11,036	10,155	(3,401)	(7)	6,747
Total secured borrowings and consolidated VIEs	$30,646	27,419	(17,479)	(7)	9,933
December 31, 2012

Secured borrowings:
Municipal tender option bond securitizations	$16,782	15,130	(13,248)	-	1,882
Commercial real estate loans	975	975	(696)	-	279
Residential mortgage securitizations	5,757	6,240	(5,824)	-	416
Total secured borrowings	23,514	22,345	(19,768)	-	2,577
Consolidated VIEs:
Nonconforming residential
mortgage loan securitizations	8,633	7,707	(2,933)	-	4,774
Multi-seller commercial paper conduit	2,059	2,036	(2,053)	-	(17)
Structured asset finance	71	71	(17)	-	54
Investment funds	1,837	1,837	(2)	-	1,835
Other	3,454	2,974	(1,438)	(48)	1,488
Total consolidated VIEs	16,054	14,625	(6,443)	(48)	8,134
Total secured borrowings and consolidated VIEs	$39,568	36,970	(26,211)	(48)	10,711

In addition to the transactions included in the previous table, at both September 30, 2013, and December 31, 2012, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At September 30, 2013, and December 31, 2012, we pledged approximately $6.7 billion and $6.4 billion in loans (principal and interest eligible to be capitalized), $169 million and $179 million in securities available for sale, and $180 million and $138 million in cash and cash equivalents to collateralize the VIE’s borrowings, respectively. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.

During second quarter 2013, we redeemed the outstanding commercial paper issued from our multi-seller conduit to third party investors at par.  The conduit was dissolved in July 2013.

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

We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2013	2012	2013	2012
Fair value, beginning of period	$14,185	12,081	11,538	12,603
Servicing from securitizations or asset transfers (1)	954	1,173	2,949	4,088
Sales	-	-	(583)	(293)
Net additions	954	1,173	2,366	3,795
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (2)	61	(1,131)	3,314	(2,480)
Servicing and foreclosure costs (3)	(34)	(350)	(174)	(550)
Discount rates (4)	-	-	-	(344)
Prepayment estimates and other (5)	(240)	54	(725)	158
Net changes in valuation model inputs or assumptions	(213)	(1,427)	2,415	(3,216)
Other changes in fair value (6)	(425)	(871)	(1,818)	(2,226)
Total changes in fair value	(638)	(2,298)	597	(5,442)
Fair value, end of period	$14,501	10,956	14,501	10,956

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

(6)  Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2013	2012	2013	2012
Balance, beginning of period	$1,176	1,130	1,160	1,445
Purchases	59	42	112	134
Servicing from securitizations or asset transfers (1)	32	30	119	(263)
Amortization	(63)	(58)	(187)	(172)
Balance, end of period	1,204	1,144	1,204	1,144
Valuation allowance:
Balance, beginning of period	-	-	-	(37)
Reversal of provision for MSRs in excess of fair value (1)	-	-	-	37
Balance, end of period (2)	-	-	-	-
Amortized MSRs, net	$1,204	1,144	1,204	1,144
Fair value of amortized MSRs (3):
Beginning of period	$1,533	1,450	1,400	1,756
End of period	1,525	1,399	1,525	1,399

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

(3)  Represent commercial amortized MSRs. The beginning of period balance for nine months ended September 30, 2012 also includes fair value of $316 million in residential amortized MSRs.

We present the components of our managed servicing portfolio in the following table at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

	Sept. 30,	Dec. 31,
(in billions)	2013	2012
Residential mortgage servicing:
Serviced for others	$1,494	1,498
Owned loans serviced	344	368
Subservicing	6	7
Total residential servicing	1,844	1,873
Commercial mortgage servicing:
Serviced for others	416	408
Owned loans serviced	106	106
Subservicing	11	13
Total commercial servicing	533	527
Total managed servicing portfolio	$2,377	2,400
Total serviced for others	$1,910	1,906
Ratio of MSRs to related loans serviced for others	0.82%	0.67

The components of mortgage banking noninterest income were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2013	2012	2013	2012
Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,108	1,136	3,335	3,448
Late charges	56	66	174	195
Ancillary fees	91	89	258	229
Unreimbursed direct servicing costs (1)	(289)	(307)	(774)	(807)
Net servicing fees	966	984	2,993	3,065
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(213)	(1,427)	2,415	(3,216)
Other changes in fair value (3)	(425)	(871)	(1,818)	(2,226)
Total changes in fair value of MSRs carried at fair value	(638)	(2,298)	597	(5,442)
Amortization	(63)	(58)	(187)	(172)
Net derivative gains (losses) from economic hedges (4)	239	1,569	(2,192)	3,677
Total servicing income, net	504	197	1,211	1,128
Net gains on mortgage loan origination/sales activities	1,104	2,610	5,993	7,442
Total mortgage banking noninterest income	$1,608	2,807	7,204	8,570
Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$26	142	223	461

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

Note 8:   Mortgage Banking Activities  (continued)

The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. We maintain regular contact with the GSEs, the Federal Housing Finance Agency (FHFA), and other significant investors to monitor their repurchase demand practices and issues as part of our process to update our repurchase liability estimate as new information becomes available. The Company reached a settlement with FHLMC on September 27, 2013 that resolved substantially all repurchase liabilities associated with loans sold to FHLMC prior to January 1, 2009.

 Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $1.4 billion at September 30, 2013, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2013	2012	2013	2012
Balance, beginning of period	$2,222	1,764	2,206	1,326
Provision for
repurchase losses:
Loan sales	28	75	127	209
Change in estimate (1)	-	387	275	1,352
Total additions	28	462	402	1,561
Losses (2)	(829)	(193)	(1,187)	(854)
Balance, end of period	$1,421	2,033	1,421	2,033

(1)  Results from such factors as changes in investor demand and mortgage insurer practices, credit deterioration, and changes in the financial stability of correspondent lenders.

(2)  Quarter and nine months ended September 30, 2013, reflect $746 million as a result of the settlement reached with FHLMC that resolved substantially all repurchase liabilities associated with loans sold to FHLMC prior to January 1, 2009.

Note 9:  Intangible Assets

The gross carrying value of intangible assets and accumulated amortization was:

	September 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	value	amortization	value	value	amortization	value
Amortized intangible assets (1):
MSRs (2)	$2,548	(1,344)	1,204	2,317	(1,157)	1,160
Core deposit intangibles	12,834	(7,850)	4,984	12,836	(6,921)	5,915
Customer relationship and other intangibles	3,146	(1,995)	1,151	3,147	(1,795)	1,352
Total amortized intangible assets	$18,528	(11,189)	7,339	18,300	(9,873)	8,427
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$14,501			11,538
Goodwill	25,637			25,637
Trademark	14			14

(1)  Excludes fully amortized intangible assets.

(2)  See Note 8 for additional information on MSRs.

The following table provides the current year-to-date period and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2013. Future amortization expense may vary from these projections.

			Customer
		Core	relationship
	Amortized	deposit	and other
(in millions)	MSRs	intangibles	intangibles	Total
Nine months ended September 30, 2013 (actual)	$187	932	200	1,319
Estimate for the remainder of 2013	$63	310	66	439
Estimate for year ended December 31,
2014	228	1,113	250	1,591
2015	197	1,022	227	1,446
2016	162	919	212	1,293
2017	121	851	194	1,166
2018	88	769	184	1,041

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. We identify reporting units that are one level below an operating segment (referred to as a component), and distinguish these reporting units based on how the segments and components are managed, taking into consideration the economic characteristics, nature of the products and customers of the components. At the time we acquire a business, we allocate goodwill to applicable reporting units based on their relative fair value, and if we have a significant business reorganization, we may reallocate the goodwill. See Note 18 for further information on management reporting.

The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company
December 31, 2011	$17,924	6,820	371	25,115
Goodwill from business combinations	(2)	524	-	522
September 30, 2012	$17,922	7,344	371	25,637
December 31, 2012 and September 30, 2013	$17,922	7,344	371	25,637

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

	September 30, 2013
		Maximum exposure to loss
			Expires after	Expires after
		Expires in	one year	three years	Expires		Non-
	Carrying	one year	through	through	after five		investment
(in millions)	value	or less	three years	five years	years	Total	grade
Standby letters of credit (1)	$54	15,659	12,211	3,930	2,719	34,519	9,039
Securities lending and
other indemnifications	-	2	7	37	3,236	3,282	40
Liquidity agreements (2)	-	-	-	-	14	14	4
Written put options (3)	981	3,766	4,465	2,375	2,495	13,101	4,409
Loans and MHFS sold with recourse	87	109	464	813	4,963	6,349	3,654
Contingent consideration	31	16	96	-	-	112	110
Other guarantees	3	982	30	17	1,029	2,058	3
Total guarantees	$1,156	20,534	17,273	7,172	14,456	59,435	17,259

	December 31, 2012
		Maximum exposure to loss
			Expires after	Expires after
		Expires in	one year	three years			Non-
	Carrying	one year	through	through	Expires after		investment
(in millions)	value	or less	three years	five years	five years	Total	grade
Standby letters of credit (1)	$42	19,463	11,782	6,531	1,983	39,759	11,331
Securities lending and
other indemnifications	-	3	7	20	2,511	2,541	118
Liquidity agreements (2)	-	-	-	-	3	3	3
Written put options (2)(3)	1,427	2,951	3,873	2,475	2,575	11,874	3,953
Loans and MHFS sold with recourse	99	443	357	647	4,426	5,873	3,905
Contingent consideration	35	11	24	94	-	129	129
Other guarantees	3	677	26	1	717	1,421	4
Total guarantees	$1,606	23,548	16,069	9,768	12,215	61,600	19,443

(1)  Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $16.4 billion and $18.5 billion at September  30, 2013 and December 31, 2012, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

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

Securities lending and other indemnifications  As a securities lending agent, we lend debt and equity securities from participating institutional clients’ portfolios to third-party borrowers. These arrangements are for an indefinite period of time whereby we indemnify our clients against default by the borrower in returning these lent securities. This indemnity is supported by collateral received from the borrowers and is generally in the form of cash or highly liquid securities that are marked to market daily. There was $412 million at September 30, 2013 and $443 million at December 31, 2012, in collateral supporting loaned securities with values of $399 million and $436 million, respectively.

We use certain third party clearing agents to clear and settle transactions on behalf of some of our institutional brokerage customers. We indemnify the clearing agents against loss that could occur for non-performance by our customers on transactions that are not sufficiently collateralized. Transactions subject to the indemnifications may include customer obligations related to the settlement of margin accounts and short positions, such as written call options and securities borrowing transactions. Outstanding customer obligations were $717 million and $579 million and the related collateral was $3.6 billion and $3.1 billion at September 30, 2013, and December 31, 2012, respectively. Our estimate of maximum exposure to loss, which requires judgment regarding the range and likelihood of future events, was $2.9 billion as of September 30, 2013, and $2.1 billion as of December 31, 2012.

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

Liquidity agreements  We  provide liquidity to certain off-balance sheet entities that hold securitized fixed-rate municipal bonds and consumer or commercial assets that are partially funded with the issuance of money market and other short-term notes. See Note 7 for additional information on these arrangements.

Written put options  Written put options are contracts that give the counterparty the right to sell to us an underlying instrument held by the counterparty at a specified price, and include options, floors, caps and credit default swaps. These written put option contracts generally permit net settlement. While these derivative transactions expose us to risk in the event the option is exercised, we manage this risk by entering into offsetting trades or by taking short positions in the underlying instrument. We offset substantially all put options written to customers with purchased options. Additionally, for certain of these contracts, we require the counterparty to pledge the underlying instrument as collateral for the transaction. Our ultimate obligation under written put options is based on future market conditions and is only quantifiable at settlement. See Note 12 for additional information regarding written derivative contracts.

Loans AND MHFS SOLD with recourse  In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to indemnify the buyer for any loss on the loan up to par value plus accrued interest. We provide recourse, predominantly to the GSEs, on loans sold under various programs and arrangements. Primarily all of these programs and arrangements require that we share in the loans’ credit exposure for their remaining life by providing recourse to the GSE, up to 33.33% of actual losses incurred on a pro-rata basis, in the event of borrower default. Under the remaining recourse programs and arrangements, if certain events occur within a specified period of time from transfer date, we have to provide limited recourse to the buyer to indemnify them for losses incurred for the remaining life of the loans. The maximum exposure to loss reported in the accompanying table represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions or the maximum losses per the contractual agreements. However, we believe the likelihood of loss of the entire balance due to these recourse agreements is remote and amounts paid can be recovered in whole or in part from the sale of collateral. We repurchased $8 million and $26 million respectively, of loans associated with these agreements in the third quarter and first nine months of 2013, and $5 million and $21 million respectively in the same periods of 2012. We also provide representation and warranty guarantees on loans sold under the various recourse programs and arrangements. Our loss exposure relative to these guarantees is separately considered and provided for, as necessary, in determination of our liability for loan repurchases due to breaches of representation and warranties. See Note 8 for additional information on the liability for mortgage loan repurchase losses.

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

Note 10:   Guarantees, Pledged Assets and Collateral  (continued)

Pledged Assets

As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), domestic and foreign companies and various commercial and consumer loans. The following table provides the total carrying amount of pledged assets by asset type, of which substantially all are pursuant to agreements that do not permit the secured party to sell or repledge the collateral. The table  excludes pledged consolidated VIE assets of $10.2 billion and $14.6 billion at September 30, 2013, and December 31, 2012, respectively, which can only be used to settle the liabilities of those entities. See Note 7 for additional information on consolidated VIE assets.

	Sept. 30,	Dec. 31,
(in millions)	2013	2012
Trading assets and other (1)	$33,808	28,031
Securities available for sale (2)	99,291	96,018
Loans (3)	378,004	360,171
Total pledged assets	$511,103	484,220

(1)

Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $32.5 billion and $27.4 billion at September 30, 2013, and December 31, 2012, respectively, under agreements that permit the secured parties to sell or repledge the collateral.

(2)

Includes $8.3 billion and $8.4 billion in collateral for repurchase agreements at September 30, 2013, and December 31, 2012, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral.

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

In addition to the amounts included in the table below, we also have balance sheet netting related to derivatives that are disclosed within Note 12.

		Sept. 30,	Dec. 31,
(in millions)		2013	2012
Assets:
Resale and securities borrowing agreements
	Gross amounts recognized	$43,325	45,847
	Gross amounts offset in consolidated balance sheet (1)	(5,101)	(2,561)
	Net amounts in consolidated balance sheet (2)	38,224	43,286
	Noncash collateral not recognized in consolidated balance sheet (3)	(37,920)	(42,920)
	Net amount (4)	$304	366
Liabilities:
Repurchase and securities lending agreements
	Gross amounts recognized	$41,208	35,876
	Gross amounts offset in consolidated balance sheet (1)	(5,101)	(2,561)
	Net amounts in consolidated balance sheet (5)	36,107	33,315
	Noncash collateral pledged but not netted in consolidated balance sheet (6)	(35,677)	(33,050)
	Net amount (7)	$430	265

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.
(2)

At September 30, 2013 and December 31, 2012, includes $27.0 billion and $33.8 billion, respectively, classified on our consolidated balance sheet in Federal funds sold, securities purchased under resale agreements and other short-term investments and $11.2 billion and $9.5 billion, respectively, in Loans.

(3)

Represents the fair value of non-cash collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At September 30, 2013 and December 31, 2012, we have received total collateral with a fair value of $48.2 billion and $46.6 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $27.5 billion at September 30, 2013 and $29.7 billion at December 31, 2012.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)	Amount is classified in Short-Term Borrowings on our consolidated balance sheet.
(6)

Represents the fair value of non-cash collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At September 30, 2013 and December 31, 2012, we have pledged total collateral with a fair value of $42.1 billion and $36.4 billion, respectively, of which, the counterparty does not have the right to sell or repledge $9.6 billion as of September 30 2013 and $9.1 billion as of December 31, 2012.

(7)	Represents the amount of our exposure that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

Note 11:  Legal Actions

The following supplements our discussion of certain matters previously reported in Part I, Item 3 (Legal Proceedings) of our 2012 Form 10-K and Part II, Item 1 (Legal Proceedings) of our 2013 first and second quarter Quarterly Reports on Form 10-Q for events occurring during third quarter 2013.

FHA INSURANCE LITIGATION  On October 9, 2012, the United States filed a complaint, captioned United States of America v. Wells Fargo Bank, N.A., in the U.S. District Court for the Southern District of New York. The complaint makes claims with respect to Wells Fargo’s Federal Housing Administration (FHA) lending program for the period 2001 to 2010. The complaint alleges, among other allegations, that Wells Fargo improperly certified certain FHA mortgage loans for United States Department of Housing and Urban Development (HUD) insurance that did not qualify for the program, and therefore Wells Fargo should not have received insurance proceeds from HUD when some of the loans later defaulted. The complaint further alleges Wells Fargo knew some of the mortgages did not qualify for insurance and did not disclose the deficiencies to HUD before making insurance claims. On December 1, 2012, Wells Fargo filed a motion in the U.S. District Court for the District of Columbia seeking to enforce a release of Wells Fargo given by the United States, which was denied on February 12, 2013. On April 11, 2013, Wells Fargo appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit, and filed its initial appellate brief on September 20, 2013. On December 14, 2012, the United States filed an amended complaint. On January 16, 2013, Wells Fargo filed a motion in the Southern District of New York to dismiss the amended complaint. On September 24, 2013, the Court entered an order denying the motion with respect to the government’s federal statutory claims and granting in part, and denying in part, the motion with respect to the government’s common law claims.

MEDICAL CAPITAL CORPORATION LITIGATION  Wells Fargo Bank, N.A. served as indenture trustee for debt issued by affiliates of Medical Capital Corporation, which was placed in receivership at the request of the Securities and Exchange Commission (SEC) in August 2009. Since September 2009, Wells Fargo has been named as a defendant in various class and mass actions brought by holders of Medical Capital Corporation’s debt, alleging that Wells Fargo breached contractual and other legal obligations owed to them and seeking unspecified damages. On April 16, 2013, the parties reached a settlement, subject to Court approval, of all claims which provides for Wells Fargo to pay $105 million to the plaintiffs. The Court gave final approval to the settlement on August 12, 2013.

MORTGAGE-BACKED CERTIFICATES LITIGATION  Several securities law based putative class actions were consolidated in the U.S. District Court for the Northern District of California on July 16, 2009, under the caption In re Wells Fargo Mortgage-Backed Certificates Litigation. The case asserted claims against several Wells Fargo mortgage-backed securities trusts, Wells Fargo Bank, N.A. and other affiliated entities, individual employee defendants, along with various underwriters and rating agencies. The plaintiffs alleged that the offering documents contain untrue statements of material fact, or omit to state material facts necessary to make the registration statements and accompanying prospectuses not misleading. The parties agreed to settle the case on May 27, 2011, for $125 million. Final approval of the settlement was entered on November 14, 2011. Some class members, including Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), opted out of the settlement. Wells Fargo settled the opt out claims of FNMA in first quarter 2013 and settled the opt out claims of FHLMC in third quarter 2013, in each case for an amount that was within a previously established accrual. Both settlements included the Federal Housing Finance Agency, as conservator of FNMA and FHLMC. The combined amount of the settlements was approximately $335 million.

On October 15, 2010, three actions, captioned Federal Home Loan Bank of Chicago v. Banc of America Funding Corporation, et al. (filed in the Cook County Circuit Court, State of Illinois); Federal Home Loan Bank of Chicago v. Banc of America Securities LLC, et al. (filed in the Superior Court of the State of California for the County of Los Angeles); and Federal Home Loan Bank of Indianapolis v. Banc of America Mortgage America Securities, Inc., et al. (filed in the Superior Court of the State of Indiana for the County of Marion), named multiple defendants, described as issuers/depositors, and underwriters/dealers of private label mortgage-backed securities, in an action asserting claims that defendants used false and misleading statements in offering documents for the sale of such securities. Plaintiffs seek rescission of the sales and damages under state securities and other laws and Section 11 of the Securities Act of 1933. Wells Fargo Asset Securities Corporation, Wells Fargo Bank, N.A. and Wells Fargo & Company were named among the defendants. Wells Fargo has reached a settlement in principle with the Federal Home Loan Bank of Indianapolis to settle the claims against it in the Federal Home Loan Bank of Indianapolis v. Banc of America Mortgage America Securities, Inc., et al. action for an amount within a previously established accrual. Wells Fargo has also reached a settlement in principle with the Federal Home Loan Bank of Chicago to settle the claims against it in the Federal Home Loan Bank of Chicago v. Banc of America Funding Corporation, et al. and  Federal Home Loan Bank of Chicago v. Banc of America Securities LLC actions for an amount within a previously established accrual.

On April 20, 2011, a case captioned Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al., was filed in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk. The case names, among a large number of parties, Wells Fargo & Company, Wells Fargo Asset Securitization Corporation and Wells Fargo Bank, N.A. as parties and asserts claims that defendants used false and misleading statements in offering documents for the sale of mortgage-backed securities. Wells Fargo settled the claims of the Federal Home Loan Bank of Boston for an amount within a previously established accrual and was dismissed, with prejudice, from the Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al. action on September 30, 2013.

ORDER OF POSTING LITIGATION  On August 10, 2010, the U.S. District Court for the Northern District of California issued an order in Gutierrez v. Wells Fargo Bank, N.A., a case that was not consolidated in the multi-district proceedings, enjoining the bank’s use of the high to low posting method for debit card transactions with respect to the plaintiff class of California depositors, directing the bank to establish a different posting methodology and ordering remediation of approximately $203 million. On October 26, 2010, a final judgment was entered in Gutierrez. On October 28, 2010, Wells Fargo appealed to the U.S. Court of Appeals for the Ninth Circuit. On December 26, 2012, the Ninth Circuit reversed the order requiring Wells Fargo to change its order of posting and vacated the portion of the order granting remediation of approximately $203 million on the grounds of federal preemption. The Ninth Circuit affirmed the District Court’s finding that Wells Fargo violated a California state law prohibition on fraudulent representations and remanded the case to the District Court for further proceedings. On August 5, 2013, the District Court entered a judgment against Wells Fargo in the approximate amount of $203 million, together with post-judgment interest thereon from October 25, 2010, and, effective as of July 15, 2013, enjoined Wells Fargo from making or disseminating additional misrepresentations about its order of posting of transactions. On August 7, 2013, Wells Fargo appealed the judgment to the Ninth Circuit.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was $1.0 billion as of September 30, 2013. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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

	September 30, 2013			December 31, 2012
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives
Derivatives designated as hedging instruments
Interest rate contracts (1)	$91,455	5,022	2,409	92,004	7,284	2,696
Foreign exchange contracts	27,429	1,390	597	27,382	1,808	274
Total derivatives designated as
qualifying hedging instruments		6,412	3,006		9,092	2,970
Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	257,974	1,895	1,434	334,555	450	694
Equity contracts	2,396	273	154	75	-	50
Foreign exchange contracts	13,052	77	307	3,074	3	64
Credit contracts - protection purchased	1	-	2	16	-	-
Other derivatives	2,131	-	24	2,296	-	78
Subtotal		2,245	1,921		453	886
Customer accommodation, trading and other
free-standing derivatives:
Interest rate contracts	3,486,515	49,067	51,471	2,774,783	63,617	65,305
Commodity contracts	99,926	3,041	2,937	90,732	3,456	3,590
Equity contracts	78,950	5,163	5,484	71,958	3,783	4,114
Foreign exchange contracts	176,214	3,629	3,432	166,061	3,713	3,241
Credit contracts - protection sold	20,558	302	1,776	26,455	315	2,623
Credit contracts - protection purchased	23,652	1,080	323	29,021	1,495	329
Subtotal		62,282	65,423		76,379	79,202
Total derivatives not designated as hedging instruments		64,527	67,344		76,832	80,088
Total derivatives before netting		70,939	70,350		85,924	83,058
Netting (3)		(54,567)	(61,375)		(62,108)	(71,116)
Total		$16,372	8,975		23,816	11,942

Note 12:   Derivatives  (continued)

(1)  Notional amounts presented exclude $2.7 billion at September 30, 2013, and $4.7 billion at December 31, 2012, of certain derivatives that are combined for designation as a hedge on a single instrument.

(2)  Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans and other interests held.

(3)  Represents balance sheet netting of derivative asset and liability balances, and related cash collateral. See the next table in this Note for further information.

The following table provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” in the following table include $57.3 billion and $63.0 billion of gross derivative assets and liabilities, respectively, at September 30, 2013, and $68.9 billion and $75.8 billion, respectively, at December 31, 2012, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $13.6 billion and $7.4 billion, respectively, at September 30, 2013 and $17.0 billion and $7.3 billion, respectively, at December 31, 2012, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such,we do not net derivative balances or collateral within the balance sheet for these counterparties.

We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement. We disclose the balance sheet netting amounts within the column titled “Gross amounts offset in consolidated balance sheet.” Balance sheet netting adjustments are determined at the counterparty level for which there may be multiple contract types. For disclosure purposes, we allocate these adjustments to the contract type for each counterparty proportionally based upon the “Gross amounts recognized” by counterparty. As a result, the net amounts disclosed by contract type may not represent the actual exposure upon settlement of the contracts.

Balance sheet netting does not include non-cash collateral that we pledge.  For disclosure purposes, we present these amounts in the column “Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)” within the  table. We determine and allocate the Disclosure-only netting amounts in the same manner as balance sheet netting amounts.

The “Net amounts” column within the following table represents the aggregate of our net exposure to each counterparty after considering the balance sheet and Disclosure-only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty specific credit risk limits, using master netting arrangements and obtaining collateral. Derivative contracts executed in over the counter markets are typically bilateral contractual arrangements that are not cleared through a central clearing party and are subject to master netting arrangements. The percentage of derivatives executed in such markets, based on gross fair value, is provided within the next table. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 10.

				Gross amounts
		Gross amounts		not offset in
		offset in	Net amounts in	consolidated		Percent
		consolidated	consolidated	balance sheet		exchanged in
	Gross amounts	balance	balance	(Disclosure-only		over-the-counter
(in millions)	recognized	sheet (1)	sheet (2)	netting) (3)	Net amounts	market (4)
September 30, 2013
Derivative assets
Interest rate contracts	$55,984	(45,955)	10,029	(963)	9,066	74%
Commodity contracts	3,041	(732)	2,309	(67)	2,242	47
Equity contracts	5,436	(2,736)	2,700	(109)	2,591	88
Foreign exchange contracts	5,096	(4,002)	1,094	(16)	1,078	100
Credit contracts-protection sold	302	(259)	43	-	43	96
Credit contracts-protection purchased	1,080	(883)	197	(34)	163	100
Total derivative assets	$70,939	(54,567)	16,372	(1,189)	15,183
Derivative liabilities
Interest rate contracts	$55,314	(52,268)	3,046	(192)	2,854	73%
Commodity contracts	2,937	(1,153)	1,784	-	1,784	75
Equity contracts	5,638	(2,995)	2,643	(134)	2,509	94
Foreign exchange contracts	4,336	(2,988)	1,348	-	1,348	100
Credit contracts-protection sold	1,776	(1,688)	88	-	88	100
Credit contracts-protection purchased	325	(283)	42	-	42	92
Other contracts	24	-	24	-	24	100
Total derivative liabilities	$70,350	(61,375)	8,975	(326)	8,649
December 31, 2012
Derivative assets
Interest rate contracts	$71,351	(53,708)	17,643	(2,692)	14,951	94%
Commodity contracts	3,456	(1,080)	2,376	(27)	2,349	48
Equity contracts	3,783	(2,428)	1,355	-	1,355	89
Foreign exchange contracts	5,524	(3,449)	2,075	(105)	1,970	100
Credit contracts-protection sold	315	(296)	19	(4)	15	100
Credit contracts-protection purchased	1,495	(1,147)	348	(56)	292	100
Total derivative assets	$85,924	(62,108)	23,816	(2,884)	20,932
Derivative liabilities
Interest rate contracts	$68,695	(62,559)	6,136	(287)	5,849	92%
Commodity contracts	3,590	(1,394)	2,196	-	2,196	79
Equity contracts	4,164	(2,618)	1,546	-	1,546	95
Foreign exchange contracts	3,579	(1,804)	1,775	(55)	1,720	100
Credit contracts-protection sold	2,623	(2,450)	173	-	173	100
Credit contracts-protection purchased	329	(291)	38	-	38	100
Other contracts	78	-	78	-	78	100
Total derivative liabilities	$83,058	(71,116)	11,942	(342)	11,600

(1)

Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the  consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $293 million and $352 million related to derivative assets and $81 million and $68 million related to derivative liabilities as of September 30, 2013, and December 31, 2012, respectively. Cash collateral totaled $4.9 billion and $12.0 billion, netted against derivative assets and liabilities, respectively, at September 30, 2013, and $5.0 billion and $14.5 billion, respectively, at December 31, 2012.

(2)

Net derivative assets of $13.4 billion and $18.3 billion are classified in Trading assets as of September 30, 2013, and December 31, 2012, respectively. $3.0 billion and $5.5 billion are classified in Other assets in the consolidated balance sheet as of September 30, 2013, and December 31, 2012, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.

(3)

Represents non-cash collateral pledged and received against derivative assets and liabilities with the same counterparty that are subject to enforceable master netting arrangements. U.S. GAAP does not permit netting of such non-cash collateral balances in the consolidated balance sheet but requires disclosure of these amounts.

(4)

Calculated based on Gross amounts recognized as of the respective balance sheet date. The remaining percentage represents exchange-traded derivatives and derivatives cleared through central clearinghouses.

Note 12:   Derivatives  (continued)

Fair Value Hedges

We use interest rate swaps to convert certain of our fixed-rate long-term debt to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. In addition, we use interest rate swaps, cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale debt securities due to changes in interest rates, foreign currency rates, or both. We also use interest rate swaps to hedge against changes in fair value for certain mortgages held for sale. The entire derivative gain or loss is included in the assessment of hedge effectiveness for all fair value hedge relationships, except for those involving foreign-currency denominated securities available for sale and long-term debt hedged with foreign currency forward derivatives for which the time value component of the derivative gain or loss related to the changes in the difference between the spot and forward price is excluded from the assessment of hedge effectiveness.

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

The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

	Interest rate			Foreign exchange		Total net
	contracts hedging:			contracts hedging:		gains
						(losses)
	Securities	Mortgages		Securities		on fair
	available	held for	Long-term	available	Long-term	value
(in millions)	for sale	sale	debt	for sale	debt	hedges

Quarter ended September 30, 2013
Net interest income (expense) recognized on derivatives	$(155)	(10)	413	(2)	69	315

Gains (losses) recorded in noninterest income
Recognized on derivatives	165	45	(406)	(273)	687	218
Recognized on hedged item	(174)	(42)	349	271	(678)	(274)
Net recognized on fair value hedges (ineffective portion) (1)	$(9)	3	(57)	(2)	9	(56)

Quarter ended September 30, 2012
Net interest income (expense) recognized on derivatives	$(115)	-	415	-	55	355

Gains (losses) recorded in noninterest income
Recognized on derivatives	(19)	(7)	(67)	(115)	502	294
Recognized on hedged item	24	4	26	130	(515)	(331)
Net recognized on fair value hedges (ineffective portion) (1)	$5	(3)	(41)	15	(13)	(37)

Nine months ended September 30, 2013
Net interest income (expense) recognized on derivatives	$(416)	(7)	1,205	(4)	206	984

Gains (losses) recorded in noninterest income
Recognized on derivatives	1,368	36	(2,800)	39	(693)	(2,050)
Recognized on hedged item	(1,352)	(43)	2,613	(32)	650	1,836
Net recognized on fair value hedges (ineffective portion) (1)	$16	(7)	(187)	7	(43)	(214)

Nine months ended September 30, 2012
Net interest income (expense) recognized on derivatives	$(340)	1	1,281	(4)	186	1,124

Gains (losses) recorded in noninterest income
Recognized on derivatives	(229)	(13)	267	71	351	447
Recognized on hedged item	222	6	(186)	(32)	(393)	(383)
Net recognized on fair value hedges (ineffective portion) (1)	$(7)	(7)	81	39	(42)	64

(1)  The third quarter and first nine months of 2013 included $(1) million and $(5) million, respectively, and the third quarter and first nine months of 2012 included $(3) million and $(5) million, respectively, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency long-term debt that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

We hedge floating-rate debt against future interest rate increases by using interest rate swaps, caps, floors and futures to limit variability of cash flows due to changes in the benchmark interest rate. We also use interest rate swaps and floors to hedge the variability in interest payments received on certain floating-rate commercial loans, due to changes in the benchmark interest rate. We use forward contracts to hedge our exposure to foreign currency risk associated with certain non-U.S. dollar denominated operating expenses. Gains and losses on derivatives that are reclassified from OCI to interest income, interest expense, noninterest income and noninterest expense in the current period are included in the line item in which the hedged item’s effect on earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. We assess hedge effectiveness using regression analysis, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic changes in cash flows of the hedging instrument against the periodic changes in cash flows of the forecasted transaction being hedged due to changes in the hedged risk(s). The assessment includes an evaluation of the quantitative measures of the regression results used to validate the conclusion of high effectiveness.

Based upon current interest rates, we estimate that $238 million (pre tax) of deferred net gains on derivatives in OCI at September 30, 2013, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 5 years for both hedges of floating-rate debt and floating-rate commercial loans.

The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

		Quarter	Nine months
	ended September 30,		ended September 30,
(in millions)	2013	2012	2013	2012
Gains (losses) (pre tax) recognized in OCI on derivatives	$(7)	24	(10)	63
Gains (pre tax) reclassified from cumulative OCI into net income (1)	69	89	225	295
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	(1)	(1)	-	(2)

(1)    See Note 17 for detail on components of net income.

(2)    None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

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

The derivatives used to hedge MSRs measured at fair value, which include swaps, swaptions, constant maturity mortgages, forwards, Eurodollar and Treasury futures and options contracts, resulted in net derivative gains of $239 million and net losses of $2.2 billion  in third quarter 2013 and first nine months of 2013, respectively and net derivative gains of $1.6 billion and $3.7 billion in third quarter 2012 and first nine months of 2012, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $1.3 billion  at September 30, 2013 and a net asset of $87 million at December 31, 2012. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as substantially all residential MHFS, is hedged with free-standing derivatives (economic hedges) such as swaps, forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For the fair value measurement of interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan. Fair value changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand can also cause changes in the value of the underlying loan value that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net asset of $222 million and $497 million at September 30, 2013 and December 31, 2012, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.

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

Note 12:   Derivatives  (continued)

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

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2013	2012	2013	2012
Net gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (1)	$109	(1,356)	1,837	(2,182)
Other (2)	(3)	(7)	95	(40)
Equity contracts (3)	(50)	-	(88)	1
Foreign exchange contracts (2)	(227)	(37)	(207)	(38)
Credit contracts (2)	-	(3)	(6)	(13)
Subtotal	(171)	(1,403)	1,631	(2,272)
Net gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (4)	210	2,794	(696)	6,336
Other (5)	(13)	136	568	466
Commodity contracts (5)	52	(72)	276	(116)
Equity contracts (5)	(153)	99	(410)	20
Foreign exchange contracts (5)	69	131	484	380
Credit contracts (5)	(11)	(29)	(31)	(18)
Subtotal	154	3,059	191	7,068
Net gains recognized related to derivatives not designated
as hedging instruments	$(17)	1,656	1,822	4,796

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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Protection
			sold -	purchased	Net
			non-	with	protection	Other
	Fair value	Protection	investment	identical	sold	protection	Range of
(in millions)	liability	sold (A)	grade	underlyings (B)	(A) - (B)	purchased	maturities
September 30, 2013
Credit default swaps on:
Corporate bonds	$69	11,355	5,953	6,120	5,235	6,759	2013-2021
Structured products	1,254	1,753	1,419	753	1,000	356	2016-2056
Credit protection on:
Default swap index	1	3,064	303	2,871	193	618	2014-2018
Commercial mortgage-
backed securities index	401	1,149	214	570	579	618	2049-2052
Asset-backed securities index	50	57	57	3	54	88	2037-2046
Other	1	3,180	3,167	13	3,167	4,883	2013-2056
Total credit derivatives	$1,776	20,558	11,113	10,330	10,228	13,322

December 31, 2012
Credit default swaps on:
Corporate bonds	$240	15,845	8,448	9,636	6,209	7,701	2013-2021
Structured products	1,787	2,433	2,039	948	1,485	393	2016-2056
Credit protection on:
Default swap index	4	3,520	348	3,444	76	616	2013-2017
Commercial mortgage-backed securities index	531	1,249	861	790	459	524	2049-2052
Asset-backed securities index	57	64	64	6	58	92	2037-2046
Other	4	3,344	3,344	106	3,238	4,655	2013-2056
Total credit derivatives	$2,623	26,455	15,104	14,930	11,525	13,981

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

Note 12:   Derivatives  (continued)

Credit-Risk Contingent Features

Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $15.3 billion at September 30, 2013, and $16.2 billion at December 31, 2012, respectively, for which we posted $12.3 billion and $14.3 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on September 30, 2013, or December 31, 2012, we would have been required to post additional collateral of $3.1 billion or $1.9 billion, respectively, or potentially settle the contract in an amount equal to its fair value.

Counterparty Credit Risk

By using derivatives, we are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to legally enforceable master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the applicable requirements, including determining the legal enforceability of the arrangement, it is our policy to present derivatives balances and related cash collateral amounts net in the balance sheet. We incorporate credit valuation adjustments (“CVA”) to reflect counterparty credit risk in determining the fair value of our derivatives.  Such adjustments, which consider the effects of enforceable master netting agreements and collateral arrangements, reflect market-based views of the credit quality of each counterparty.  Our CVA calculation is determined based on observed credit spreads in the credit default swap market and indices indicative of the credit quality of the counterparties to our derivatives.

Note 13:  Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Assets and liabilities recorded at fair value on a recurring basis are presented in the recurring table in this Note. From time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as certain residential and commercial MHFS, certain LHFS, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

See Note 1 in our 2012 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments not recorded at fair value, see Note 17 in our 2012 Form 10-K.

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

•          Level 3 – Valuation is generated from techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

We have ongoing monitoring procedures in place for our Level 3 assets and liabilities that use such internal valuation models. These procedures, which are designed to provide reasonable assurance that models continue to perform as expected after approved, include:

•          ongoing analysis and benchmarking to market transactions and other independent market data (including pricing vendors, if available);

•          back-testing of modeled fair values to actual realized transactions; and

•          review of modeled valuation results against expectations, including review of significant or unusual value fluctuations.

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

VENDOR-DEVELOPED VALUATIONS  In certain limited circumstances we obtain pricing from third party vendors for the value of our Level 3 assets or liabilities. We have processes in place to approve such vendors to ensure information obtained and valuation techniques used are appropriate. Once these vendors are approved to provide pricing information, we monitor and review the results to ensure the fair values are reasonable and in line with market experience in similar asset classes. While the input amounts used by the pricing vendor in determining fair value are not provided, and therefore unavailable for our review, we do perform one or more of the following procedures to validate the prices received:

•          comparison to other pricing vendors (if available);

•          variance analysis of prices;

Note 13:   Fair Values of Assets and Liabilities  (continued)

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

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

September 30, 2013
Trading assets (excluding derivatives)	$-	311	6	1,540	918	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	566	5,840	-
Securities of U.S. states and political subdivisions	-	-	-	-	38,584	63
Mortgage-backed securities	-	1,491	1	-	149,424	273
Other debt securities (1)	-	15,476	3,065	-	27,827	70
Total debt securities	-	16,967	3,066	566	221,675	406
Total marketable equity securities	-	-	-	8	625	-
Total securities available for sale	-	16,967	3,066	574	222,300	406
Derivatives (trading and other assets)	-	5	-	-	481	2
Derivatives (liabilities)	-	(18)	-	-	(486)	-
Other liabilities	-	(140)	-	-	(49)	-

December 31, 2012
Trading assets (excluding derivatives)	$-	406	8	1,314	1,016	-
Securities available for sale:
Securities of U.S. Treasury and federal agencies	-	-	-	915	6,231	-
Securities of U.S. states and political subdivisions	-	-	-	-	35,036	-
Mortgage-backed securities	-	138	4	-	121,703	292
Other debt securities (1)	-	1,516	12,465	-	28,314	149
Total debt securities	-	1,654	12,469	915	191,284	441
Total marketable equity securities	-	3	-	29	774	-
Total securities available for sale	-	1,657	12,469	944	192,058	441
Derivatives (trading and other assets)	-	8	-	-	602	-
Derivatives (liabilities)	-	(26)	-	-	(634)	-
Other liabilities	-	(121)	-	-	(104)	-

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3		Netting		Total
September 30, 2013
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$8,443	4,319	-		-		12,762
Securities of U.S. states and political subdivisions	-	2,252	39		-		2,291
Collateralized loan and other debt obligations (1)	-	217	543		-		760
Corporate debt securities	-	8,052	36		-		8,088
Mortgage-backed securities	-	12,623	1		-		12,624
Asset-backed securities	3	768	100		-		871
Equity securities	4,521	76	-		-		4,597
Total trading securities(2)	12,967	28,307	719		-		41,993
Other trading assets	2,478	2,306	60		-		4,844
Total trading assets (excluding derivatives)	15,445	30,613	779		-		46,837
Securities of U.S. Treasury and federal agencies	566	5,840	-		-		6,406
Securities of U.S. states and political subdivisions	-	38,650	3,643	(3)	-		42,293
Mortgage-backed securities:
Federal agencies	-	118,963	-		-		118,963
Residential	-	13,436	88		-		13,524
Commercial	-	18,617	188		-		18,805
Total mortgage-backed securities	-	151,016	276		-		151,292
Corporate debt securities	113	20,851	234		-		21,198
Collateralized loan and other debt obligations(4)	-	14,390	3,386	(3)	-		17,776
Asset-backed securities:
Auto loans and leases	-	17	5,174	(3)	-		5,191
Home equity loans	-	831	-		-		831
Other asset-backed securities	-	6,870	3,211	(3)	-		10,081
Total asset-backed securities	-	7,718	8,385		-		16,103
Other debt securities	-	751	-		-		751
Total debt securities	679	239,216	15,924		-		255,819
Marketable equity securities:
Perpetual preferred securities (5)	536	622	740	(3)	-		1,898
Other marketable equity securities	1,672	10	-		-		1,682
Total marketable equity securities	2,208	632	740		-		3,580
Total securities available for sale	2,887	239,848	16,664		-		259,399
Mortgages held for sale	-	20,776	2,433		-		23,209
Loans held for sale	-	2	-		-		2
Loans	-	246	5,805		-		6,051
Mortgage servicing rights (residential)	-	-	14,501		-		14,501
Derivative assets:
Interest rate contracts	33	55,363	588		-		55,984
Commodity contracts	-	3,018	23		-		3,041
Equity contracts	648	3,580	1,208		-		5,436
Foreign exchange contracts	30	5,061	5		-		5,096
Credit contracts	-	819	563		-		1,382
Other derivative contracts	-	-	-		-		-
Netting	-	-	-		(54,567)	(6)	(54,567)
Total derivative assets (7)	711	67,841	2,387		(54,567)		16,372
Other assets	50	4	1,038		-		1,092
Total assets recorded at fair value	$19,093	359,330	43,607		(54,567)		367,463
Derivative liabilities:
Interest rate contracts	$(47)	(54,933)	(334)		-		(55,314)
Commodity contracts	-	(2,918)	(19)		-		(2,937)
Equity contracts	(332)	(4,173)	(1,133)		-		(5,638)
Foreign exchange contracts	(29)	(4,306)	(1)		-		(4,336)
Credit contracts	-	(842)	(1,259)		-		(2,101)
Other derivative contracts	-	-	(24)		-		(24)
Netting	-	-	-		61,375	(6)	61,375
Total derivative liabilities (7)	(408)	(67,172)	(2,770)		61,375		(8,975)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(6,284)	(1,934)	-		-		(8,218)
Securities of U.S. states and political subdivisions	-	(18)	-		-		(18)
Corporate debt securities	-	(4,556)	-		-		(4,556)
Equity securities	(1,728)	(25)	-		-		(1,753)
Other securities	-	(42)	-		-		(42)
Total short sale liabilities	(8,012)	(6,575)	-		-		(14,587)
Other liabilities	-	-	(41)		-		(41)
Total liabilities recorded at fair value	$(8,420)	(73,747)	(2,811)		61,375		(23,603)

(1)  Includes collateralized debt obligations of $5 million.

(2)  Net gains (losses) from trading activities recognized in the income statement for the nine months ended September 30, 2013 and 2012, include $(215) million and $464 million in net unrealized gains (losses) on trading securities held at September 30, 2013 and 2012, respectively.

(3)  Balances consist of securities that are predominantly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(4)  Includes collateralized debt obligations of $700 million.

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

(continued on following page)

Note 13:   Fair Values of Assets and Liabilities  (continued)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2012
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$5,104	3,774	-		-		8,878
Securities of U.S. states and political subdivisions	-	1,587	46		-		1,633
Collateralized loan and other debt obligations (1)	-	-	742		-		742
Corporate debt securities	-	6,664	52		-		6,716
Mortgage-backed securities	-	13,380	6		-		13,386
Asset-backed securities	-	722	138		-		860
Equity securities	3,481	356	3		-		3,840
Total trading securities(2)	8,585	26,483	987		-		36,055
Other trading assets	2,150	887	76		-		3,113
Total trading assets (excluding derivatives)	10,735	27,370	1,063		-		39,168
Securities of U.S. Treasury and federal agencies	915	6,231	-		-		7,146
Securities of U.S. states and political subdivisions	-	35,045	3,631	(3)	-		38,676
Mortgage-backed securities:
Federal agencies	-	97,285	-		-		97,285
Residential	-	15,837	94		-		15,931
Commercial	-	19,765	203		-		19,968
Total mortgage-backed securities	-	132,887	297		-		133,184
Corporate debt securities	125	20,934	274		-		21,333
Collateralized loan and other debt obligations (4)	-	-	13,188	(3)	-		13,188
Asset-backed securities:
Auto loans and leases	-	7	5,921	(3)	-		5,928
Home equity loans	-	867	51		-		918
Other asset-backed securities	-	7,828	3,283	(3)	-		11,111
Total asset-backed securities	-	8,702	9,255		-		17,957
Other debt securities	-	930	-		-		930
Total debt securities	1,040	204,729	26,645		-		232,414
Marketable equity securities:
Perpetual preferred securities (5)	629	753	794	(3)	-		2,176
Other marketable equity securities	554	55	-		-		609
Total marketable equity securities	1,183	808	794		-		2,785
Total securities available for sale	2,223	205,537	27,439		-		235,199
Mortgages held for sale	-	39,055	3,250		-		42,305
Loans held for sale	-	6	-		-		6
Loans	-	185	6,021		-		6,206
Mortgage servicing rights (residential)	-	-	11,538		-		11,538
Derivative assets:
Interest rate contracts	16	70,277	1,058		-		71,351
Commodity contracts	-	3,386	70		-		3,456
Equity contracts	432	2,747	604		-		3,783
Foreign exchange contracts	19	5,481	24		-		5,524
Credit contracts	-	1,160	650		-		1,810
Other derivative contracts	-	-	-		-		-
Netting	-	-	-		(62,108)	(6)	(62,108)
Total derivative assets (7)	467	83,051	2,406		(62,108)		23,816
Other assets	136	123	162		-		421
Total assets recorded at fair value	$13,561	355,327	51,879		(62,108)		358,659
Derivative liabilities:
Interest rate contracts	$(52)	(68,244)	(399)		-		(68,695)
Commodity contracts	-	(3,541)	(49)		-		(3,590)
Equity contracts	(199)	(3,239)	(726)		-		(4,164)
Foreign exchange contracts	(23)	(3,553)	(3)		-		(3,579)
Credit contracts	-	(1,152)	(1,800)		-		(2,952)
Other derivative contracts	-	-	(78)		-		(78)
Netting	-	-	-		71,116	(6)	71,116
Total derivative liabilities (7)	(274)	(79,729)	(3,055)		71,116		(11,942)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(4,225)	(875)	-		-		(5,100)
Securities of U.S. states and political subdivisions	-	(9)	-		-		(9)
Corporate debt securities	-	(3,941)	-		-		(3,941)
Equity securities	(1,233)	(35)	-		-		(1,268)
Other securities	-	(47)	-		-		(47)
Total short sale liabilities	(5,458)	(4,907)	-		-		(10,365)
Other liabilities	-	(34)	(49)		-		(83)
Total liabilities recorded at fair value	$(5,732)	(84,670)	(3,104)		71,116		(22,390)

(1)  Includes  collateralized debt obligations of $21 million.

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

(4)  Includes collateralized debt obligations of $644 million.

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

Transfers into and out of Level 1, Level 2, and Level 3 for the periods presented are provided within the following table. The amounts reported as transfers represent the fair value as of the beginning of the quarter in which the transfer occurred.

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended September 30, 2013
Trading securities	$-	(1)	15	(14)	15	(15)	-
Securities available for sale	-	-	12	(77)	77	(12)	-
Mortgages held for sale	-	-	177	(77)	77	(177)	-
Loans	-	-	48	-	-	(48)	-
Net derivative assets and liabilities (2)	-	-	(188)	32	(32)	188	-
Short sale liabilities	-	-	-	-	-	-	-
Total transfers	$-	(1)	64	(136)	137	(64)	-
Quarter ended September 30, 2012
Trading securities	$23	-	6	(23)	-	(6)	-
Securities available for sale (3)	-	-	5,417	(16)	16	(5,417)	-
Mortgages held for sale	-	-	79	(127)	127	(79)	-
Loans (4)	-	-	-	(5,851)	5,851	-	-
Net derivative assets and liabilities	-	-	84	-	-	(84)	-
Short sale liabilities	(29)	-	-	29	-	-	-
Total transfers	$(6)	-	5,586	(5,988)	5,994	(5,586)	-
Nine months ended September 30, 2013
Trading securities (5)	$-	(247)	483	(40)	41	(237)	-
Securities available for sale (5)	17	-	10,853	(94)	77	(10,853)	-
Mortgages held for sale	-	-	316	(255)	255	(316)	-
Loans	-	-	154	-	-	(154)	-
Net derivative assets and liabilities	-	-	(139)	32	(32)	139	-
Short sale liabilities	-	-	-	-	-	-	-
Total transfers	$17	(247)	11,667	(357)	341	(11,421)	-
Nine months ended September 30, 2012
Trading securities	$23	-	16	(37)	14	(16)	-
Securities available for sale (3)	-	-	9,453	(73)	73	(9,453)	-
Mortgages held for sale	-	-	229	(298)	298	(229)	-
Loans (4)	-	-	-	(5,851)	5,851	-	-
Net derivative assets and liabilities	-	-	97	8	(8)	(97)	-
Short sale liabilities	(29)	-	-	29	-	-	-
Total transfers	$(6)	-	9,795	(6,222)	6,228	(9,795)	-

(1)  All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward table in this Note.

(2)  Consists of net derivative liabilities that were transferred from Level 3 to Level 2 due to increased observable market data. Also includes net derivative liabilities that were transferred from Level 2 to Level 3 in conjunction with a change in our valuation technique from an internal model with significant observable inputs to an internal model with significant unobservable inputs.

(3)  Includes $5.2 billion and $9.1 billion of securities of U.S. states and political subdivisions that we transferred from Level 3 to Level 2 in third quarter and first nine months of 2012, respectively, as a result of increased observable market data in the valuation of such instruments. This transfer was done in conjunction with a change in our valuation technique from an internal model based upon unobservable inputs to third party vendor pricing based upon market observable data.

(4)  Consists of reverse mortgage loans securitized with GNMA which were accounted for as secured borrowing transactions. We transferred the loans from Level 2 to Level 3 in third quarter 2012 due to decreased market activity and visibility to significant trades of the same or similar products. As a result, we changed our valuation technique from an internal model based on market observable data to an internal discounted cash flow model based on unobservable inputs.

(5)  Consists of $202 million of collateralized loan obligations classified as trading assets and $10.6 billion classified as securities available for sale that we transferred from Level 3 to Level 2 in first quarter 2013 as a result of increased observable market data in the valuation of such instruments.

Note 13:   Fair Values of Assets and Liabilities  (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2013, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Quarter ended September 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$40	-	-	(1)	-	-	39	-
Collateralized loan and other debt obligations	495	10	-	38	-	-	543	7
Corporate debt securities	14	2	-	5	15	-	36	1
Mortgage-backed securities	9	-	-	7	-	(15)	1	-
Asset-backed securities	109	10	-	(19)	-	-	100	20
Equity securities	-	-	-	-	-	-	-	-
Total trading securities	667	22	-	30	15	(15)	719	28
Other trading assets	63	(3)	-	-	-	-	60	(1)
Total trading assets
(excluding derivatives)	730	19	-	30	15	(15)	779	27	(3)
Securities available for sale:
Securities of U.S. states and
political subdivisions	3,759	3	1	(162)	53	(11)	3,643	-
Mortgage-backed securities:
Residential	98	8	(2)	(16)	-	-	88	-
Commercial	194	(2)	3	(6)	-	(1)	188	(2)
Total mortgage-backed
securities	292	6	1	(22)	-	(1)	276	(2)
Corporate debt securities	243	2	(9)	(2)	-	-	234	-
Collateralized loan and other debt obligations	3,227	(2)	16	145	-	-	3,386	-
Asset-backed securities:
Auto loans and leases	4,872	1	(3)	304	-	-	5,174	-
Home equity loans	-	-	-	-	-	-	-	-
Other asset-backed securities	2,948	2	29	208	24	-	3,211	-
Total asset-backed securities	7,820	3	26	512	24	-	8,385	-
Total debt securities	15,341	12	35	471	77	(12)	15,924	(2)	(4)
Marketable equity securities:
Perpetual preferred securities	788	3	(36)	(15)	-	-	740	-
Other marketable equity securities	-	-	-	-	-	-	-	-
Total marketable
equity securities	788	3	(36)	(15)	-	-	740	-	(5)
Total securities
available for sale	16,129	15	(1)	456	77	(12)	16,664	(2)
Mortgages held for sale	2,641	4	-	(112)	77	(177)	2,433	5	(6)
Loans	5,860	(17)	-	10	-	(48)	5,805	(13)	(6)
Mortgage servicing rights	14,185	(638)	-	954	-	-	14,501	(213)	(6)
Net derivative assets and liabilities:
Interest rate contracts	(561)	224	-	591	-	-	254	220
Commodity contracts	(12)	(4)	-	(24)	(1)	45	4	10
Equity contracts	27	(13)	-	(50)	(32)	143	75	(7)
Foreign exchange contracts	(29)	32	-	-	1	-	4	32
Credit contracts	(799)	(7)	-	110	-	-	(696)	11
Other derivative contracts	(36)	13	-	(1)	-	-	(24)	-
Total derivative contracts	(1,410)	245	-	626	(32)	188	(383)	266	(7)
Other assets	731	52	-	255	-	-	1,038	(2)	(3)
Short sale liabilities	-	-	-	-	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(43)	12	-	(10)	-	-	(41)	1	(6)

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

(7)  Included in mortgage banking, trading activities, equity investments and other noninterest income in the income statement.

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2013.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$2	(3)	-	-	(1)
Collateralized loan and other debt obligations	172	(135)	-	1	38
Corporate debt securities	5	-	-	-	5
Mortgage-backed securities	425	(418)	-	-	7
Asset-backed securities	2	(9)	-	(12)	(19)
Equity securities	-	-	-	-	-
Total trading securities	606	(565)	-	(11)	30
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	606	(565)	-	(11)	30
Securities available for sale:
Securities of U.S. states and
political subdivisions	-	(1)	21	(182)	(162)
Mortgage-backed securities:
Residential	-	(16)	-	-	(16)
Commercial	-	1	-	(7)	(6)
Total mortgage-backed
securities	-	(15)	-	(7)	(22)
Corporate debt securities	-	-	-	(2)	(2)
Collateralized loan and other debt obligations	216	-	-	(71)	145
Asset-backed securities:
Auto loans and leases	750	-	509	(955)	304
Home equity loans	-	-	-	-	-
Other asset-backed securities	496	-	173	(461)	208
Total asset-backed securities	1,246	-	682	(1,416)	512
Total debt securities	1,462	(16)	703	(1,678)	471
Marketable equity securities:
Perpetual preferred securities	-	-	-	(15)	(15)
Other marketable equity securities	-	-	-	-	-
Total marketable
equity securities	-	-	-	(15)	(15)
Total securities
available for sale	1,462	(16)	703	(1,693)	456
Mortgages held for sale	55	-	-	(167)	(112)
Loans	1	-	112	(103)	10
Mortgage servicing rights	-	1	953	-	954
Net derivative assets and liabilities:
Interest rate contracts	-	(9)	-	600	591
Commodity contracts	(2)	2	-	(24)	(24)
Equity contracts	(269)	130	-	89	(50)
Foreign exchange contracts	-	-	-	-	-
Credit contracts	-	(3)	-	113	110
Other derivative contracts	-	-	-	(1)	(1)
Total derivative contracts	(271)	120	-	777	626
Other assets	263	(1)	-	(7)	255
Short sale liabilities	-	-	-	-	-
Other liabilities (excluding derivatives)	-	-	-	(10)	(10)

Note 13:   Fair Values of Assets and Liabilities  (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2012, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Quarter ended September 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$58	2	-	1	-	-	61	-
Collateralized loan and other debt obligations	1,273	(224)	-	26	-	-	1,075	(246)
Corporate debt securities	56	-	-	(14)	-	-	42	(2)
Mortgage-backed securities	93	-	-	(59)	-	10	44	-
Asset-backed securities	179	18	-	(9)	-	(16)	172	13
Equity securities	3	-	-	-	-	-	3	-
Total trading securities	1,662	(204)	-	(55)	-	(6)	1,397	(235)
Other trading assets	91	(9)	-	-	-	-	82	(7)
Total trading assets
(excluding derivatives)	1,753	(213)	-	(55)	-	(6)	1,479	(242)	(3)
Securities available for sale:
Securities of U.S. states and
political subdivisions	9,505	13	(6)	(136)	14	(5,178)	4,212	-
Mortgage-backed securities:
Residential	15	-	-	-	-	(13)	2	-
Commercial	189	(3)	(2)	(5)	-	-	179	(3)
Total mortgage-backed
securities	204	(3)	(2)	(5)	-	(13)	181	(3)
Corporate debt securities	286	14	-	(38)	-	(41)	221	-
Collateralized loan and other debt obligations	9,147	27	210	841	-	-	10,225	-
Asset-backed securities:
Auto loans and leases	6,206	-	(2)	(717)	-	-	5,487	-
Home equity loans	257	3	(3)	-	2	(162)	97	-
Other asset-backed securities	3,074	(5)	34	(157)	-	(23)	2,923	(6)
Total asset-backed securities	9,537	(2)	29	(874)	2	(185)	8,507	(6)
Total debt securities	28,679	49	231	(212)	16	(5,417)	23,346	(9)	(4)
Marketable equity securities:
Perpetual preferred securities	927	14	(4)	(88)	-	-	849	-
Other marketable equity securities	2	1	-	(3)	-	-	-	-
Total marketable
equity securities	929	15	(4)	(91)	-	-	849	-	(5)
Total securities
available for sale	29,608	64	227	(303)	16	(5,417)	24,195	(9)
Mortgages held for sale	3,328	38	-	(107)	127	(79)	3,307	37	(6)
Loans	24	59	-	79	5,851	-	6,013	59	(6)
Mortgage servicing rights	12,081	(2,298)	-	1,173	-	-	10,956	(1,427)	(6)
Net derivative assets and liabilities:
Interest rate contracts	906	2,879	-	(2,392)	-	-	1,393	1,248
Commodity contracts	4	48	-	(21)	-	(3)	28	21
Equity contracts	(269)	25	-	133	-	(81)	(192)	1
Foreign exchange contracts	1	19	-	2	-	-	22	21
Credit contracts	(1,657)	(15)	-	291	-	-	(1,381)	(2)
Other derivative contracts	(106)	15	-	-	-	-	(91)	-
Total derivative contracts	(1,121)	2,971	-	(1,987)	-	(84)	(221)	1,289	(7)
Other assets	225	(10)	-	(22)	-	-	193	(8)	(3)
Short sale liabilities	(9)	-	-	9	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(245)	(17)	-	9	-	-	(253)	-	(6)

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
Quarter ended September 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$5	(4)	-	-	1
Collateralized loan and other debt obligations	271	(245)	-	-	26
Corporate debt securities	-	(14)	-	-	(14)
Mortgage-backed securities	-	(59)	-	-	(59)
Asset-backed securities	6	(3)	-	(12)	(9)
Equity securities	-	-	-	-	-
Total trading securities	282	(325)	-	(12)	(55)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	282	(325)	-	(12)	(55)
Securities available for sale:
Securities of U.S. states and
political subdivisions	199	(35)	65	(365)	(136)
Mortgage-backed securities:
Residential	-	-	-	-	-
Commercial	-	-	-	(5)	(5)
Total mortgage-backed
securities	-	-	-	(5)	(5)
Corporate debt securities	-	(37)	-	(1)	(38)
Collateralized loan and other debt obligations	1,188	-	-	(347)	841
Asset-backed securities:
Auto loans and leases	-	-	180	(897)	(717)
Home equity loans	-	-	-	-	-
Other asset-backed securities	94	(38)	270	(483)	(157)
Total asset-backed securities	94	(38)	450	(1,380)	(874)
Total debt securities	1,481	(110)	515	(2,098)	(212)
Marketable equity securities:
Perpetual preferred securities	-	-	-	(88)	(88)
Other marketable equity securities	-	(3)	-	-	(3)
Total marketable
equity securities	-	(3)	-	(88)	(91)
Total securities
available for sale	1,481	(113)	515	(2,186)	(303)
Mortgages held for sale	100	-	-	(207)	(107)
Loans	-	-	129	(50)	79
Mortgage servicing rights	-	-	1,173	-	1,173
Net derivative assets and liabilities:
Interest rate contracts	28	(22)	-	(2,398)	(2,392)
Commodity contracts	22	(8)	-	(35)	(21)
Equity contracts	13	49	1	70	133
Foreign exchange contracts	-	-	-	2	2
Credit contracts	-	-	-	291	291
Other derivative contracts	-	-	-	-	-
Total derivative contracts	63	19	1	(2,070)	(1,987)
Other assets	-	(5)	-	(17)	(22)
Short sale liabilities	9	-	-	-	9
Other liabilities (excluding derivatives)	(2)	1	(8)	18	9

Note 13:   Fair Values of Assets and Liabilities  (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Nine months ended September 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$46	2	-	(9)	-	-	39	(1)
Collateralized loan and other debt obligations	742	74	-	(71)	-	(202)	543	(6)
Corporate debt securities	52	4	-	(36)	16	-	36	2
Mortgage-backed securities	6	1	-	9	-	(15)	1	-
Asset-backed securities	138	12	-	(55)	25	(20)	100	11
Equity securities	3	-	-	(3)	-	-	-	-
Total trading securities	987	93	-	(165)	41	(237)	719	6
Other trading assets	76	(16)	-	-	-	-	60	(5)
Total trading assets
(excluding derivatives)	1,063	77	-	(165)	41	(237)	779	1	(3)
Securities available for sale:
Securities of U.S. states and
political subdivisions	3,631	7	(66)	194	53	(176)	3,643	-
Mortgage-backed securities:
Residential	94	5	9	(19)	-	(1)	88	-
Commercial	203	(9)	20	(14)	-	(12)	188	(5)
Total mortgage-backed
securities	297	(4)	29	(33)	-	(13)	276	(5)
Corporate debt securities	274	6	(18)	(25)	-	(3)	234	-
Collateralized loan and other debt obligations	13,188	(6)	107	710	-	(10,613)	3,386	-
Asset-backed securities:
Auto loans and leases	5,921	1	(28)	(720)	-	-	5,174	-
Home equity loans	51	3	(1)	(5)	-	(48)	-	-
Other asset-backed securities	3,283	26	29	(151)	24	-	3,211	(7)
Total asset-backed securities	9,255	30	-	(876)	24	(48)	8,385	(7)
Total debt securities	26,645	33	52	(30)	77	(10,853)	15,924	(12)	(4)
Marketable equity securities:
Perpetual preferred securities	794	6	(13)	(47)	-	-	740	-
Other marketable equity securities	-	-	-	-	-	-	-	-
Total marketable
equity securities	794	6	(13)	(47)	-	-	740	-	(5)
Total securities
available for sale	27,439	39	39	(77)	77	(10,853)	16,664	(12)
Mortgages held for sale	3,250	31	-	(787)	255	(316)	2,433	(51)	(6)
Loans	6,021	(171)	-	109	-	(154)	5,805	(147)	(6)
Mortgage servicing rights	11,538	598	-	2,365	-	-	14,501	2,415	(6)
Net derivative assets and liabilities:
Interest rate contracts	659	(759)	-	354	-	-	254	104
Commodity contracts	21	3	-	(55)	(1)	36	4	1
Equity contracts	(122)	(42)	-	168	(32)	103	75	(26)
Foreign exchange contracts	21	(22)	-	4	1	-	4	(14)
Credit contracts	(1,150)	(20)	-	474	-	-	(696)	28
Other derivative contracts	(78)	54	-	-	-	-	(24)	-
Total derivative contracts	(649)	(786)	-	945	(32)	139	(383)	93	(7)
Other assets	162	88	-	788	-	-	1,038	(5)	(3)
Short sale liabilities	-	-	-	-	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(49)	18	-	(10)	-	-	(41)	5	(6)

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

(7)  Included in mortgage banking, trading activities, equity investments and other noninterest income in the income statement.

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$125	(134)	-	-	(9)
Collateralized loan and other debt obligations	691	(760)	-	(2)	(71)
Corporate debt securities	71	(107)	-	-	(36)
Mortgage-backed securities	429	(420)	-	-	9
Asset-backed securities	14	(36)	-	(33)	(55)
Equity securities	-	(3)	-	-	(3)
Total trading securities	1,330	(1,460)	-	(35)	(165)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	1,330	(1,460)	-	(35)	(165)
Securities available for sale:
Securities of U.S. states and
political subdivisions	-	(68)	726	(464)	194
Mortgage-backed securities:
Residential	-	(16)	-	(3)	(19)
Commercial	-	-	-	(14)	(14)
Total mortgage-backed
securities	-	(16)	-	(17)	(33)
Corporate debt securities	-	-	-	(25)	(25)
Collateralized loan and other debt obligations	989	(14)	-	(265)	710
Asset-backed securities:
Auto loans and leases	1,102	-	813	(2,635)	(720)
Home equity loans	-	(5)	-	-	(5)
Other asset-backed securities	1,018	(36)	781	(1,914)	(151)
Total asset-backed securities	2,120	(41)	1,594	(4,549)	(876)
Total debt securities	3,109	(139)	2,320	(5,320)	(30)
Marketable equity securities:
Perpetual preferred securities	-	(20)	-	(27)	(47)
Other marketable equity securities	-	-	-	-	-
Total marketable
equity securities	-	(20)	-	(27)	(47)
Total securities
available for sale	3,109	(159)	2,320	(5,347)	(77)
Mortgages held for sale	258	(572)	-	(473)	(787)
Loans	23	-	344	(258)	109
Mortgage servicing rights	-	(583)	2,948	-	2,365
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	354	354
Commodity contracts	-	-	-	(55)	(55)
Equity contracts	-	(79)	-	247	168
Foreign exchange contracts	-	-	-	4	4
Credit contracts	5	(4)	-	473	474
Other derivative contracts	-	-	-	-	-
Total derivative contracts	5	(83)	-	1,023	945
Other assets	820	(2)	-	(30)	788
Short sale liabilities	8	(8)	-	-	-
Other liabilities (excluding derivatives)	-	-	(4)	(6)	(10)

Note 13:   Fair Values of Assets and Liabilities  (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Nine months ended September 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$53	2	-	6	-	-	61	(1)
Collateralized loan and other debt obligations	1,582	(206)	-	(301)	-	-	1,075	(261)
Corporate debt securities	97	(2)	-	(53)	-	-	42	(4)
Mortgage-backed securities	108	3	-	(67)	-	-	44	(2)
Asset-backed securities	190	46	-	(62)	14	(16)	172	35
Equity securities	4	1	-	(2)	-	-	3	-
Total trading securities	2,034	(156)	-	(479)	14	(16)	1,397	(233)
Other trading assets	115	(33)	-	-	-	-	82	(18)
Total trading assets
(excluding derivatives)	2,149	(189)	-	(479)	14	(16)	1,479	(251)	(3)
Securities available for sale:
Securities of U.S. states and
political subdivisions	11,516	8	188	1,565	14	(9,079)	4,212	-
Mortgage-backed securities:
Residential	61	11	11	(35)	28	(74)	2	(1)
Commercial	232	(17)	19	(55)	-	-	179	(1)
Total mortgage-backed
securities	293	(6)	30	(90)	28	(74)	181	(2)
Corporate debt securities	295	17	(5)	(46)	1	(41)	221	-
Collateralized loan and other debt obligations	8,599	112	387	1,127	-	-	10,225	-
Asset-backed securities:
Auto loans and leases	6,641	3	5	(1,162)	-	-	5,487	-
Home equity loans	282	14	11	(3)	29	(236)	97	(4)
Other asset-backed securities	2,863	(28)	96	14	1	(23)	2,923	(26)
Total asset-backed securities	9,786	(11)	112	(1,151)	30	(259)	8,507	(30)
Total debt securities	30,489	120	712	1,405	73	(9,453)	23,346	(32)	(4)
Marketable equity securities:
Perpetual preferred securities	1,344	85	(28)	(552)	-	-	849	-
Other marketable equity securities	23	2	(15)	(10)	-	-	-	-
Total marketable
equity securities	1,367	87	(43)	(562)	-	-	849	-	(5)
Total securities
available for sale	31,856	207	669	843	73	(9,453)	24,195	(32)
Mortgages held for sale	3,410	4	-	(176)	298	(229)	3,307	16	(6)
Loans	23	59	-	80	5,851	-	6,013	59	(6)
Mortgage servicing rights	12,603	(5,442)	-	3,795	-	-	10,956	(3,216)	(6)
Net derivative assets and liabilities:
Interest rate contracts	609	6,565	-	(5,781)	-	-	1,393	1,292
Commodity contracts	-	71	-	(32)	(8)	(3)	28	36
Equity contracts	(75)	(19)	-	(4)	-	(94)	(192)	(18)
Foreign exchange contracts	(7)	21	-	8	-	-	22	29
Credit contracts	(1,998)	96	-	521	-	-	(1,381)	37
Other derivative contracts	(117)	26	-	-	-	-	(91)	-
Total derivative contracts	(1,588)	6,760	-	(5,288)	(8)	(97)	(221)	1,376	(7)
Other assets	244	(6)	-	(45)	-	-	193	(11)	(3)
Short sale liabilities	-	-	-	-	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(44)	(19)	-	(190)	-	-	(253)	-	(6)

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
Nine months ended September 30, 2012
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$73	(67)	-	-	6
Collateralized loan and other debt obligations	642	(943)	-	-	(301)
Corporate debt securities	151	(204)	-	-	(53)
Mortgage-backed securities	44	(111)	-	-	(67)
Asset-backed securities	104	(130)	-	(36)	(62)
Equity securities	1	(3)	-	-	(2)
Total trading securities	1,015	(1,458)	-	(36)	(479)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	1,015	(1,458)	-	(36)	(479)
Securities available for sale:
Securities of U.S. states and
political subdivisions	1,759	(37)	965	(1,122)	1,565
Mortgage-backed securities:
Residential	1	(34)	-	(2)	(35)
Commercial	10	-	-	(65)	(55)
Total mortgage-backed
securities	11	(34)	-	(67)	(90)
Corporate debt securities	-	(37)	-	(9)	(46)
Collateralized loan and other debt obligations	2,403	(185)	-	(1,091)	1,127
Asset-backed securities:
Auto loans and leases	2,040	-	490	(3,692)	(1,162)
Home equity loans	-	(2)	-	(1)	(3)
Other asset-backed securities	996	(132)	1,030	(1,880)	14
Total asset-backed securities	3,036	(134)	1,520	(5,573)	(1,151)
Total debt securities	7,209	(427)	2,485	(7,862)	1,405
Marketable equity securities:
Perpetual preferred securities	-	-	-	(552)	(552)
Other marketable equity securities	-	(8)	-	(2)	(10)
Total marketable
equity securities	-	(8)	-	(554)	(562)
Total securities
available for sale	7,209	(435)	2,485	(8,416)	843
Mortgages held for sale	355	-	-	(531)	(176)
Loans	2	-	129	(51)	80
Mortgage servicing rights	-	(293)	4,088	-	3,795
Net derivative assets and liabilities:
Interest rate contracts	28	(22)	-	(5,787)	(5,781)
Commodity contracts	22	(8)	-	(46)	(32)
Equity contracts	117	(133)	1	11	(4)
Foreign exchange contracts	-	-	-	8	8
Credit contracts	(5)	2	-	524	521
Other derivative contracts	-	-	-	-	-
Total derivative contracts	162	(161)	1	(5,290)	(5,288)
Other assets	17	(5)	-	(57)	(45)
Short sale liabilities	9	(9)	-	-	-
Other liabilities (excluding derivatives)	(3)	11	(216)	18	(190)

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

Note 13:   Fair Values of Assets and Liabilities  (continued)

	Fair Value			Significant	Range of				Weighted
($ in millions, except cost to service amounts)	Level 3		Valuation Technique(s)	Unobservable Input	Inputs			Average (1)
September 30, 2013
Trading and available for sale securities:
Securities of U.S. states and
political subdivisions:
Government, healthcare and
other revenue bonds	$3,117		Discounted cash flow	Discount rate	0.4	-	6.1%		1.4
	63		Vendor priced
Auction rate securities and other municipal bonds	502		Discounted cash flow	Discount rate	0.4	-	11.8		4.4
				Weighted average life	1.8	-	6.6	yrs	4.7
Collateralized loan and other debt obligations (2)	904		Market comparable pricing	Comparability adjustment	(18.0)	-	21.7%		2.5
	3,025		Vendor priced
Asset-backed securities:
Auto loans and leases	5,174		Discounted cash flow	Default rate	1.9	-	8.5		3.1
				Discount rate	0.5	-	2.0		0.8
				Loss severity	50.0	-	66.0		52.9
				Prepayment rate	0.6	-	1.4		0.8
Other asset-backed securities:
Dealer floor plan	1,782		Discounted cash flow	Discount rate	0.7	-	1.6		0.9
Diversified payment rights (3)	654		Discounted cash flow	Discount rate	1.8	-	3.2		2.4
Other commercial and consumer	782	(4)	Discounted cash flow	Discount rate	0.1	-	21.1		2.8
				Weighted average life	0.8	-	6.9	yrs	2.5
	93		Vendor priced
Marketable equity securities: perpetual
preferred	740	(5)	Discounted cash flow	Discount rate	4.8	-	7.9%		7.0
				Weighted average life	1.0	-	15.0	yrs	12.1
Mortgages held for sale (residential)	2,433		Discounted cash flow	Default rate	0.6	-	14.4%		3.0
				Discount rate	3.6	-	7.9		5.5
				Loss severity	1.3	-	33.3		21.6
				Prepayment rate	2.0	-	9.7		5.5
Loans	5,805	(6)	Discounted cash flow	Discount rate	2.4	-	3.6		3.1
				Prepayment rate	3.1	-	39.3		12.2
				Utilization rate	0.0	-	2.0		0.8
Mortgage servicing rights (residential)	14,501		Discounted cash flow	Cost to service per loan (7)	$ 87	-	826		198
				Discount rate	5.6	-	11.1%		7.6
				Prepayment rate (8)	6.8	-	20.0		11.7
Net derivative assets and (liabilities):
Interest rate contracts	35		Discounted cash flow	Default rate	0.2	-	15.5		5.0
				Loss severity	40.9	-	50.0		50.0
				Prepayment rate	11.0	-	15.6		15.6
Interest rate contracts: derivative loan
commitments	219	(9)	Discounted cash flow	Fall-out factor	1.0	-	99.0		27.6
				Initial-value servicing	(6.8)	-	82.8	bps	41.5
Equity contracts	199		Discounted cash flow	Conversion factor	(20.2)	-	0.0%		(17.6)
				Weighted average life	0.5	-	3.5	yrs	1.6
	(124)		Option model	Correlation factor	0.0	-	88.0%		75.7
				Volatility factor	10.9	-	68.2		23.2
Credit contracts	(700)		Market comparable pricing	Comparability adjustment	(30.7)	-	34.5		0.4
	4		Option model	Credit spread	0.1	-	15.2		1.1
				Loss severity	16.5	-	87.5		43.9

Other assets: nonmarketable equity investments	911		Market comparable pricing	Comparability adjustment	(30.0)	-	(4.0)		(24.8)

Insignificant Level 3 assets,
net of liabilities	677	(10)
Total level 3 assets, net of liabilities	$40,796	(11)

(1)  Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.

(2)  Includes $705 million of collateralized debt obligations.

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

(7)  The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $87 - $339.

(8)  Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(9)  Total derivative loan commitments were a net asset of $222 million, of which $219 million were classified as level 3 at September 30, 2013.

(10)          Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, asset-backed securities backed by home equity loans, other marketable equity securities, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.

(11)          Consists of total Level 3 assets of $43.6 billion and total Level 3 liabilities of $2.8 billion, before netting of derivative balances.

	Fair Value			Significant	Range of				Weighted
($ in millions, except cost to service amounts)	Level 3		Valuation Technique(s)	Unobservable Input	Inputs				Average (1)
December 31, 2012
Trading and available for sale securities:
Securities of U.S. states and
political subdivisions:
Government, healthcare and
other revenue bonds	$3,081		Discounted cash flow	Discount rate	0.5	-	4.8%		1.8

Auction rate securities and other municipal bonds	596		Discounted cash flow	Discount rate	2.0	-	12.9		4.4
				Weighted average life	3.0	-	7.5	yrs	3.4
Collateralized loan and other debt obligations(2)	1,423		Market comparable pricing	Comparability adjustment	(22.5)	-	24.7%		3.5
	12,507		Vendor priced
Asset-backed securities:
Auto loans and leases	5,921		Discounted cash flow	Default rate	2.1	-	9.7		3.2
				Discount rate	0.6	-	1.6		1.0
				Loss severity	50.0	-	66.6		51.8
				Prepayment rate	0.6	-	0.9		0.7
Other asset-backed securities:
Dealer floor plan	1,030		Discounted cash flow	Discount rate	0.5	-	2.2		1.9
Diversified payment rights (3)	639		Discounted cash flow	Discount rate	1.0	-	2.9		1.8
Other commercial and consumer	1,665	(4)	Discounted cash flow	Discount rate	0.6	-	6.8		2.7
				Weighted average life	1.0	-	7.5	yrs	2.9
	87		Vendor priced
Marketable equity securities: perpetual
preferred	794	(5)	Discounted cash flow	Discount rate	4.3	-	9.3%		6.3
				Weighted average life	1.0	-	7.0	yrs	5.3
Mortgages held for sale (residential)	3,250		Discounted cash flow	Default rate	0.6	-	14.8%		5.5
				Discount rate	3.4	-	7.5		5.4
				Loss severity	1.3	-	35.3		26.4
				Prepayment rate	1.0	-	11.0		6.2
Loans	6,021	(6)	Discounted cash flow	Discount rate	2.4	-	2.8		2.6
				Prepayment rate	1.6	-	44.4		11.6
				Utilization rate	0.0	-	2.0		0.8
Mortgage servicing rights (residential)	11,538		Discounted cash flow	Cost to service per loan (7)	$ 90	-	854		219
				Discount rate	6.7	-	10.9%		7.4
				Prepayment rate (8)	7.3	-	23.7		15.7
Net derivative assets and (liabilities):
Interest rate contracts	162		Discounted cash flow	Default rate	0.0	-	20.0		5.4
				Loss severity	45.8	-	83.2		51.6
				Prepayment rate	7.4	-	15.6		14.9
Interest rate contracts: derivative loan
commitments	497		Discounted cash flow	Fall-out factor	1.0	-	99.0		22.9
				Initial-value servicing	(13.7)	-	137.2	bps	85.6
Equity contracts	(122)		Option model	Correlation factor	(43.6)	-	94.5%		50.3
				Volatility factor	3.0	-	68.9		26.5
Credit contracts	(1,157)		Market comparable pricing	Comparability adjustment	(34.4)	-	30.5		0.1
	8		Option model	Credit spread	0.1	-	14.0		2.0
				Loss severity	16.5	-	87.5		52.3

Insignificant Level 3 assets,
net of liabilities	835	(9)
Total level 3 assets, net of liabilities	$48,775	(10)

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

(7)  The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $90 - $437.

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

Note 13:   Fair Values of Assets and Liabilities  (continued)

The valuation techniques used for our Level 3 assets and liabilities, as presented in the previous table, are described as follows:

•          Discounted cash flow - Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in the fair value amount.

•          Option model - Option model valuation techniques are generally used for instruments in which the holder has a contingent right or obligation based on the occurrence of a future event, such as the price of a referenced asset going above or below a predetermined strike price. Option models estimate the likelihood of the specified event occurring by incorporating assumptions such as volatility estimates, price of the underlying instrument and expected rate of return.

•          Market comparable pricing - Market comparable pricing valuation techniques are used to determine the fair value of certain instruments by incorporating known inputs such as recent transaction prices, pending transactions, or prices of other similar investments which require significant adjustment to reflect differences in instrument characteristics.

•          Vendor-priced  – Prices obtained from third party pricing vendors or brokers that are used to record the fair value of the asset or liability, of which the related valuation technique and significant unobservable inputs are not provided.

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

•          Comparability adjustment – is an adjustment made to observed market data such as a transaction price in order to reflect dissimilarities in underlying collateral, issuer, rating, or other factors used within a market valuation approach, expressed as a percentage of an observed price.

•          Conversion Factor – is the risk-adjusted rate in which a particular instrument may be exchanged for another instrument upon settlement, expressed as a percentage change from a specified rate.

•          Correlation factor - is the likelihood of one instrument changing in price relative to another based on an established relationship expressed as a percentage of relative change in price over a period over time.

•          Cost to service - is the expected cost per loan of servicing a portfolio of loans which includes estimates for unreimbursed expenses (including delinquency and foreclosure costs) that may occur as a result of servicing such loan portfolios.

•          Credit spread – is the portion of the interest rate in excess of a benchmark interest rate, such as LIBOR or U.S. Treasury rates, that when applied to an investment captures changes in the obligor’s creditworthiness.

•          Default rate – is an estimate of the likelihood of not collecting contractual amounts owed expressed as a constant default rate (CDR).

•          Discount rate – is a rate of return used to present value the future expected cash flow to arrive at the fair value of an instrument. The discount rate consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, LIBOR or U.S. Treasury rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

•          Fall-out factor - is the expected percentage of loans associated with our interest rate lock commitment portfolio that are likely of not funding.

•          Initial-value servicing - is the estimated value of the underlying loan, including the value attributable to the embedded servicing right, expressed in basis points of outstanding unpaid principal balance.

•          Loss severity – is the percentage of contractual cash flows lost in the event of a default.

•          Prepayment rate – is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate (CPR).

•            Utilization rate – is the estimated rate in which incremental portions of existing reverse mortgage credit lines are expected to be drawn by borrowers, expressed as an annualized rate.

•          Volatility factor – is the extent of change in price an item is estimated to fluctuate over a specified period of time expressed as a percentage of relative change in price over a period over time.

•          Weighted average life – is the weighted average number of years an investment is expected to remain outstanding, based on its expected cash flows reflecting the estimated date the issuer will call or extend the maturity of the instrument or otherwise reflecting an estimate of the timing of an instrument’s cash flows whose timing is not contractually fixed.

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

SECURITIES, LOANS and MORTGAGES HELD FOR SALE  The fair values of predominantly all Level 3 trading securities, mortgages held for sale, loans, other nonmarketable equity investments, and securities available for sale have consistent inputs, valuation techniques and correlation to changes in underlying inputs. The internal models used to determine fair value for these Level 3 instruments use certain significant unobservable inputs within a discounted cash flow or market comparable pricing valuation technique. Such inputs include discount rate, prepayment rate, default rate, loss severity, utilization rate and weighted average life.

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

DERIVATIVE INSTRUMENTS  Level 3 derivative instruments are valued using market comparable pricing, option pricing and discounted cash flow valuation techniques. We utilize certain unobservable inputs within these techniques to determine the fair value of the Level 3 derivative instruments. The significant unobservable inputs consist of credit spread, a comparability adjustment, prepayment rate, default rate, loss severity, initial value servicing, fall-out factor, volatility factor, weighted average life, conversion factor, and correlation factor.

Level 3 derivative assets (liabilities) would decrease (increase) in value upon an increase (decrease) in default rate, fall-out factor, credit spread, conversion factor, or loss severity inputs. Conversely, Level 3 derivative assets (liabilities) would increase (decrease) in value upon an increase (decrease) in prepayment rate, initial-value servicing, weighted average life, or volatility factor inputs. The correlation factor and comparability adjustment inputs may have a positive or negative impact on the fair value of these derivative instruments depending on the change in value of the item the correlation factor and comparability adjustment is referencing. The correlation factor and comparability adjustment is considered independent from movements in other significant unobservable inputs for derivative instruments.

Generally, for derivative instruments for which we are subject to changes in the value of the underlying referenced instrument, change in the assumption used for default rate is accompanied by directionally similar change in the risk premium component of the discount rate (specifically, the portion related to credit risk) and a directionally opposite change in the assumption used for prepayment rates. Unobservable inputs for loss severity, fall-out factor, initial-value servicing, weighted average life, conversion factor, and volatility do not increase or decrease based on movements in other significant unobservable inputs for these Level 3 instruments.

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

Note 13:   Fair Values of Assets and Liabilities  (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first nine months of 2013,  and year ended December 31, 2012, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the fair value of the related individual assets or portfolios at period end.

	September 30, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$-	721	922	1,643	-	1,509	1,045	2,554
Loans held for sale	-	39	-	39	-	4	-	4
Loans:
Commercial	-	430	7	437	-	1,507	-	1,507
Consumer	-	3,517	7	3,524	-	5,889	4	5,893
Total loans (2)	-	3,947	14	3,961	-	7,396	4	7,400
Other assets (3)	-	402	115	517	-	989	144	1,133

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

	Nine months ended Sept. 30,
(in millions)	2013	2012
Mortgages held for sale (LOCOM)	$(13)	45
Loans held for sale	(1)	1
Loans:
Commercial	(156)	(788)
Consumer(1)	(1,803)	(2,813)
Total loans	(1,959)	(3,601)
Other assets (2)	(191)	(320)
Total	$(2,164)	(3,875)

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

	Fair Value			Significant		Range			Weighted
($ in millions)	Level 3		Valuation Technique(s) (1)	Unobservable Inputs (1)		of inputs			Average (2)
September 30, 2013
Residential mortgages held for sale
(LOCOM)	$922	(3)	Discounted cash flow	Default rate	(4)	1.2	-	5.6%	2.7%
				Discount rate		4.3	-	12.1	11.1
				Loss severity		1.9	-	47.5	5.2
				Prepayment rate	(5)	2.0	-	100.0	67.1
Insignificant level 3 assets	129
Total	1,051

December 31, 2012
Residential mortgages held for sale	$1,045	(3)	Discounted cash flow	Default rate	(4)	2.9	-	21.2%	7.9%
(LOCOM)				Discount rate		4.1	-	11.9	10.9
				Loss severity		2.0	-	45.0	6.0
				Prepayment rate	(5)	1.0	-	100.0	66.7
Insignificant level 3 assets	148
Total	1,193

(1)  Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.

(2)  Weighted averages are calculated using outstanding unpaid principal balance of the loans.

(3)  Consists of approximately $853 million and $942 million government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitization, at September 30, 2013 and December 31, 2012, respectively and $69 million and $103 million of other mortgage loans which are not government insured/guaranteed at September 30, 2013 and December 31, 2012, respectively.

(4)  Applies only to non-government insured/guaranteed loans.

(5)  Includes the impact on prepayment rate of expected defaults for the government insured/guaranteed loans, which impacts the frequency and timing of early resolution of loans.

Note 13:   Fair Values of Assets and Liabilities  (continued)

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

				Redemption
	Fair	Unfunded	Redemption	notice
(in millions)	value	commitments	frequency	period
September 30, 2013
Offshore funds	$391	-	Daily - Quarterly	1 - 180 days
Funds of funds	-	-	N/A	N/A
Hedge funds	3	-	Monthly - Semi Annually	5 - 95 days
Private equity funds	740	170	N/A	N/A
Venture capital funds	77	16	N/A	N/A
Total	$1,211	186
December 31, 2012
Offshore funds	$379	-	Daily - Annually	1 - 180 days
Funds of funds	1	-	Quarterly	90 days
Hedge funds	2	-	Daily - Annually	5 - 95 days
Private equity funds	807	195	N/A	N/A
Venture capital funds	82	21	N/A	N/A
Total	$1,271	216

N/A - Not applicable

Offshore funds primarily invest in investment grade European fixed-income securities. Redemption restrictions are in place for these investments with a fair value of $187 million and $189 million at September 30, 2013 and December 31, 2012, respectively, due to lock-up provisions that will remain in effect until February 2016.

Private equity funds invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buyouts, recapitalizations and expansion opportunities. Substantially all of these investments do not allow redemptions. Alternatively, we receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next twelve years.

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

	September 30, 2013				December 31, 2012
			Fair value				Fair value
			carrying				carrying
			amount				amount
			less				less
	Fair value	Aggregate	aggregate		Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid		carrying	unpaid	unpaid
(in millions)	amount	principal	principal		amount	principal	principal
Mortgages held for sale:
Total loans	$23,209	22,836	373	(1)	42,305	41,183	1,122	(1)
Nonaccrual loans	264	460	(196)		309	655	(346)
Loans 90 days or more past due and still accruing	36	43	(7)		49	64	(15)
Loans held for sale:
Total loans	2	9	(7)		6	10	(4)
Nonaccrual loans	2	9	(7)		2	6	(4)
Loans:
Total loans	6,051	5,689	362		6,206	5,669	537
Nonaccrual loans	141	142	(1)		89	89	-
Loans 90 days or more past due and still accruing	18	17	1		-	-	-
Other assets (2)	911	n/a	n/a		-	n/a	n/a
Long-term debt	-	(199)	199	(3)	(1)	(1,157)	1,156	(3)

(1)  The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

(2)  Consists of nonmarketable equity investments carried at fair value.  See Note 6 for more information.

(3)  Represents collateralized, non-recourse debt securities issued by certain of our consolidated securitization VIEs that are held by third party investors. To the extent cash flows from the underlying collateral are not sufficient to pay the unpaid principal amount of the debt, those third party investors absorb losses.

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

	2013			2012
		Net gains			Net gains
	Mortgage	(losses)		Mortgage	(losses)
	banking	from	Other	banking	from	Other
	noninterest	trading	noninterest	noninterest	trading	noninterest
(in millions)	income	activities	income	income	activities	income
Quarter ended September 30,
Mortgages held for sale	$771	-	-	2,594	-	-
Loans held for sale	-	-	-	-	-	4
Loans	-	-	(21)	-	-	54
Other assets	-	-	54	-	-	-
Long-term debt	-	-	-	-	-	(19)
Other interests held (1)	-	(4)	-	-	(12)	18

Nine months ended September 30,
Mortgages held for sale	$1,805	-	-	6,915	-	1
Loans held for sale	-	-	-	-	-	23
Loans	-	-	(175)	-	-	81
Other assets	-	-	93	-	-	-
Long-term debt	-	-	-	-	-	(23)
Other interests held (1)	-	(17)	6	-	(36)	33

(1)	Consists of retained interests in securitization and changes in fair value of letters of credit.

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2013	2012	2013	2012
Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$1	(8)	126	(99)
Loans held for sale	-	4	-	23
Total	$1	(4)	126	(76)

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

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2013

Financial assets
Cash and due from banks (1)	$18,928	18,928	-	-	18,928
Federal funds sold, securities purchased under resale
agreements and other short-term investments (1)	182,036	5,327	176,709	-	182,036
Mortgages held for sale (2)	2,186	-	1,267	922	2,189
Loans held for sale (2)	202	-	182	24	206
Loans, net (3)	779,525	-	56,776	728,612	785,388
Nonmarketable equity investments (cost method)	7,201	-	-	8,700	8,700
Financial liabilities
Deposits	1,041,871	-	996,869	45,421	1,042,290
Short-term borrowings (1)	53,851	-	53,851	-	53,851
Long-term debt (4)	151,201	-	142,862	10,678	153,540
December 31, 2012

Financial assets
Cash and due from banks (1)	$21,860	21,860	-	-	21,860
Federal funds sold, securities purchased under resale
agreements and other short-term investments (1)	137,313	5,046	132,267	-	137,313
Mortgages held for sale (2)	4,844	-	3,808	1,045	4,853
Loans held for sale (2)	104	-	83	29	112
Loans, net (3)	763,968	-	56,237	716,114	772,351
Nonmarketable equity investments (cost method)	6,799	-	2	8,229	8,231
Financial liabilities
Deposits	1,002,835	-	946,922	57,020	1,003,942
Short-term borrowings (1)	57,175	-	57,175	-	57,175
Long-term debt (4)	127,366	-	119,220	11,063	130,283

(1)  Amounts consist of financial instruments in which carrying value approximates fair value.

(2)  Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which election of the fair value option was made.

(3)  Loans exclude balances for which the fair value option was elected and also exclude lease financing with a carrying amount of $11.7 billion and $12.4 billion at September 30, 2013 and December 31, 2012, respectively.

(4)  The carrying amount and fair value exclude balances for which the fair value option was elected and obligations under capital leases of $11 million and $12 million at September 30, 2013 and December 31, 2012, respectively.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above.  A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $617 million and $586 million at September 30, 2013 and December 31, 2012, respectively.

Note 14:  Preferred Stock

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Our total issued and outstanding preferred stock includes Dividend Equalization Preferred (DEP) shares and Series I, J, K, L, N, O, P and Q which are presented in the following two tables, and Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock, which is presented in the second table below and the table on the following page.

	September 30, 2013		December 31, 2012
	Liquidation	Shares	Liquidation	Shares
	preference	authorized	preference	authorized
	per share	and designated	per share	and designated
DEP Shares
Dividend Equalization Preferred Shares	$10	97,000	$10	97,000
Series G
7.25% Class A Preferred Stock	15,000	50,000	15,000	50,000
Series H
Floating Class A Preferred Stock	20,000	50,000	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	-	-
Series Q
5.85% Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	-	-
Total		10,200,010		10,104,610

	September 30, 2013				December 31, 2012
	Shares				Shares
	issued and	Par	Carrying		issued and	Par	Carrying
(in millions, except shares)	outstanding	value	value	Discount	outstanding	value	value	Discount
DEP Shares
Dividend Equalization Preferred Shares	96,546	$-	-	-	96,546	$-	-	-
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	-	25,010	2,501	2,501	-
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	-	30,000	750	750	-
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	-	26,000	650	650	-
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	-	-	-	-	-
Series Q (1)
5.85% Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	-	-	-	-	-
ESOP
Cumulative Convertible Preferred Stock	1,227,182	1,227	1,227	-	910,934	911	911	-
Total	10,969,113	$16,948	15,549	1,399	10,558,865	$14,282	12,883	1,399

(1)  Preferred shares qualify as Tier 1 capital.

In March 2013, we issued 25 million Depositary Shares, each representing a 1/1,000th interest in a share of the Non-Cumulative Perpetual Class A Preferred Stock, Series P, for an aggregate public offering price of $625 million.

In July 2013, we issued 69 million Depositary Shares, each representing a 1/1,000th interest in a share of the Non-Cumulative Perpetual Class A Preferred Stock, Series Q, for an aggregate public offering price of $1.7 billion.

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

	Shares issued and outstanding		Carrying value		Adjustable
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	dividend rate
(in millions, except shares)	2013	2012	2013	2012	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2013	434,007	-	$434	-	8.50%	11.00
2012	224,454	245,604	224	246	10.00	11.00
2011	250,263	277,263	250	277	9.00	10.00
2010	178,511	201,011	179	201	9.50	10.50
2008	61,724	73,434	62	73	10.50	11.50
2007	42,878	53,768	43	54	10.75	11.75
2006	24,244	33,559	24	34	10.75	11.75
2005	11,101	18,882	11	19	9.75	10.75
2004	-	7,413	-	7	8.50	9.50
Total ESOP Preferred Stock (1)	1,227,182	910,934	$1,227	911
Unearned ESOP shares (2)			$(1,332)	(986)

(1)  At September 30, 2013 and December 31, 2012, additional paid-in capital included $105 million and $75 million, respectively, related to ESOP preferred stock.

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

The net periodic benefit cost was:

	2013			2012
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits
Quarter ended September 30,
Service cost	$1	-	3	-	1	3
Interest cost	121	7	11	128	8	15
Expected return on plan assets	(166)	-	(9)	(162)	-	(9)
Amortization of net actuarial loss	29	4	-	33	2	-
Amortization of prior service credit	-	-	(1)	-	-	(1)
Settlement	27	-	-	1	-	(2)
Net periodic benefit cost (income)	$12	11	4	-	11	6
Nine months ended September 30,
Service cost	$1	-	8	1	1	9
Interest cost	347	21	35	384	24	45
Expected return on plan assets	(507)	-	(27)	(487)	-	(26)
Amortization of net actuarial loss	113	11	-	99	7	-
Amortization of prior service credit	-	-	(2)	-	-	(2)
Settlement	95	4	-	2	5	(3)
Net periodic benefit cost (income)	$49	36	14	(1)	37	23

We recognize settlement losses for our Cash Balance Plan based on an assessment of whether our estimated lump sum payments related to the Cash Balance Plan will, in aggregate for the year, exceed the sum of its annual service and interest cost. Settlement losses of $27 million during third quarter 2013 and $95 million as of September 30, 2013  were recognized, representing the pro rata portion of the net loss remaining in cumulative other comprehensive income based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation. Recognizing settlement losses resulted in a re-measurement that decreased the Cash Balance Plan liability by $297 million and $1.1 billion for the quarter and nine months ended September 30, 2013, respectively, and with the impact of the settlement, increased other comprehensive income pre-tax by $324 million  and $1.2 billion for the quarter and nine months ended September 30, 2013, respectively, and after-tax by $202 million and $726 million for the quarter and nine months ended September 30, 2013, respectively. The re-measurement was based on a discount rate of 4.75% at September 30, 2013.

Note 16:  Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.  See Note 1 for discussion of private share repurchases and the Consolidated Statement of Changes in Equity.

		Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions, except per share amounts)		2013	2012	2013	2012
Wells Fargo net income		$5,578	4,937	16,268	13,807
Less:	Preferred stock dividends and other (1)	261	220	748	665
Wells Fargo net income applicable to common stock (numerator)		$5,317	4,717	15,520	13,142
Earnings per common share
Average common shares outstanding (denominator)		5,295.3	5,288.1	5,293.0	5,292.7
Per share		$1.00	0.89	2.93	2.48
Diluted earnings per common share
Average common shares outstanding		5,295.3	5,288.1	5,293.0	5,292.7
Add:	Stock options	34.0	28.7	32.6	28.3
	Restricted share rights	44.5	38.6	43.9	34.7
	Warrants	7.9	0.2	5.2	-
Diluted average common shares outstanding (denominator)		5,381.7	5,355.6	5,374.7	5,355.7
Per share		$0.99	0.88	2.89	2.45

(1)  Includes $261 million and $220 million of preferred stock dividends for third quarter 2013 and 2012, respectively, and $747 million and $659 million for the first nine months of 2013 and 2012, respectively.

The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2013	2012	2013	2012
Options	10.2	53.5	11.3	57.2
Warrants	-	-	-	39.2

Note 17:  Other Comprehensive Income

The components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects were:

	Quarter ended September 30,						Nine months ended September 30,
	2013			2012			2013			2012
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
(in millions)	tax	effect	tax	tax	effect	tax	tax	effect	tax	tax	effect	tax
Securities available for sale:
Net unrealized gains (losses)
arising during the period	$842	(199)	643	2,892	(1,077)	1,815	(5,922)	2,331	(3,591)	5,597	(2,097)	3,500
Reclassification of net (gains)
losses to net income:
Net (gains) losses on debt securities
available for sale	6	(3)	3	(3)	1	(2)	15	(6)	9	65	(25)	40
Net gains from equity
investments	(120)	45	(75)	(38)	14	(24)	(212)	80	(132)	(355)	134	(221)
Subtotal reclassifications
to net income	(114)	42	(72)	(41)	15	(26)	(197)	74	(123)	(290)	109	(181)
Net change	728	(157)	571	2,851	(1,062)	1,789	(6,119)	2,405	(3,714)	5,307	(1,988)	3,319
Derivatives and hedging activities:
Net unrealized gains (losses)
arising during the period	(7)	3	(4)	24	(3)	21	(10)	4	(6)	63	(19)	44
Reclassification of net (gains) losses
on cash flow hedges to net income:
Interest income on loans	(106)	35	(71)	(118)	48	(70)	(337)	122	(215)	(370)	143	(227)
Interest expense on long-term debt	19	(7)	12	24	(8)	16	73	(27)	46	70	(26)	44
Noninterest income	18	(7)	11	-	-	-	35	(13)	22	-	-	-
Salaries expense	-	-	-	5	(2)	3	4	(2)	2	5	(2)	3
Subtotal reclassifications
to net income	(69)	21	(48)	(89)	38	(51)	(225)	80	(145)	(295)	115	(180)
Net change	(76)	24	(52)	(65)	35	(30)	(235)	84	(151)	(232)	96	(136)
Defined benefit plans adjustments:
Net actuarial gains (losses) arising
during the period	297	(112)	185	(1)	-	(1)	1,075	(405)	670	(18)	7	(11)
Reclassification of amounts to net
periodic benefit costs (1):
Amortization of net actuarial loss	33	(13)	20	35	(13)	22	124	(47)	77	106	(40)	66
Settlements and other	26	(9)	17	-	-	-	97	(36)	61	5	(2)	3
Subtotal reclassifications to
net periodic benefit costs	59	(22)	37	35	(13)	22	221	(83)	138	111	(42)	69
Net change	356	(134)	222	34	(13)	21	1,296	(488)	808	93	(35)	58
Foreign currency translation adjustments:
Net unrealized gains (losses) arising
during the period	12	2	14	45	(17)	28	(27)	(4)	(31)	(1)	-	(1)
Reclassification of net (gains)
losses to net income:
Noninterest income	3	-	3	-	-	-	(12)	5	(7)	(10)	4	(6)
Net change	15	2	17	45	(17)	28	(39)	1	(38)	(11)	4	(7)
Other comprehensive income (loss)	$1,023	(265)	758	2,865	(1,057)	1,808	(5,097)	2,002	(3,095)	5,157	(1,923)	3,234
Less: Other comprehensive income
from noncontrolling interests, net of tax			266			2			266			6
Wells Fargo other comprehensive
income (loss), net of tax			$492			1,806			(3,361)			3,228

(1)    These items are included in the computation of net periodic benefit cost which is recorded in employee benefit expense (see Note 15 for additional details).

Cumulative OCI balances were:

					Cumulative
		Derivatives	Defined	Foreign	other
	Securities	and	benefit	currency	compre-
	available	hedging	plans	translation	hensive
(in millions)	for sale	activities	adjustments	adjustments	income
Quarter ended September 30, 2013
Balance, beginning of period	$3,177	190	(1,595)	25	1,797
Net unrealized gains (losses)
arising during the period	643	(4)	185	14	838
Amounts reclassified to net income	(72)	(48)	37	3	(80)
Net change	571	(52)	222	17	758
Less: Other comprehensive income from
noncontrolling interests	265	-	-	1	266
Balance, end of period	$3,483	138	(1,373)	41	2,289
Quarter ended September 30, 2012
Balance, beginning of period	$5,939	384	(1,749)	55	4,629
Net unrealized gains (losses) arising during the period	1,815	21	(1)	28	1,863
Amounts reclassified to net income	(26)	(51)	22	-	(55)
Net change	1,789	(30)	21	28	1,808
Less: Other comprehensive income (loss) from
noncontrolling interests	3	-	-	(1)	2
Balance, end of period	$7,725	354	(1,728)	84	6,435
Nine months ended September 30, 2013
Balance, beginning of period	$7,462	289	(2,181)	80	5,650
Net unrealized gains (losses)
arising during the period	(3,591)	(6)	670	(31)	(2,958)
Amounts reclassified to net income	(123)	(145)	138	(7)	(137)
Net change	(3,714)	(151)	808	(38)	(3,095)
Less: Other comprehensive income from
noncontrolling interests	265	-	-	1	266
Balance, end of period	$3,483	138	(1,373)	41	2,289
Nine months ended September 30, 2012
Balance, beginning of period	$4,413	490	(1,786)	90	3,207
Net unrealized gains (losses) arising during the period	3,500	44	(11)	(1)	3,532
Amounts reclassified to net income	(181)	(180)	69	(6)	(298)
Net change	3,319	(136)	58	(7)	3,234
Less: Other comprehensive income (loss) from
noncontrolling interests	7	-	-	(1)	6
Balance, end of period	$7,725	354	(1,728)	84	6,435

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

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client's financial needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and fiduciary services. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra high net worth  families and individuals as well as endowments and foundations. Brokerage serves customers' advisory, brokerage and other financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan recordkeeping) for businesses, retail retirement solutions for individuals and reinsurance services for the life insurance industry.

Other includes corporate items not specific to a business segment and elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

					Wealth,
					Brokerage
	Community		Wholesale			and			Consolidated
(income/expense in millions,	Banking		Banking		Retirement		Other (1)		Company
average balances in billions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Quarter ended September 30,
Net interest income (2)	$7,244	7,247	3,059	3,028	749	680	(304)	(293)	10,748	10,662
Provision (reversal of provision)
for credit losses	240	1,627	(144)	(57)	(38)	30	17	(9)	75	1,591
Noninterest income	5,000	5,863	2,812	2,921	2,558	2,353	(640)	(586)	9,730	10,551
Noninterest expense	7,060	7,402	3,084	2,908	2,619	2,457	(661)	(655)	12,102	12,112
Income (loss) before income
tax expense (benefit)	4,944	4,081	2,931	3,098	726	546	(300)	(215)	8,301	7,510
Income tax expense (benefit)	1,505	1,250	952	1,103	275	208	(114)	(81)	2,618	2,480
Net income (loss) before
noncontrolling interests	3,439	2,831	1,979	1,995	451	338	(186)	(134)	5,683	5,030
Less: Net income from
noncontrolling interests	98	91	6	2	1	-	-	-	105	93
Net income (loss) (3)	$3,341	2,740	1,973	1,993	450	338	(186)	(134)	5,578	4,937
Average loans	$497.7	485.3	290.4	277.1	46.7	42.5	(30.0)	(28.2)	804.8	776.7
Average assets	836.6	765.1	500.7	490.7	180.8	163.8	(68.5)	(65.3)	1,449.6	1,354.3
Average core deposits	618.2	594.5	235.3	225.4	150.6	136.7	(63.8)	(61.2)	940.3	895.4

Nine months ended September 30,
Net interest income (2)	$21,614	21,879	9,165	9,556	2,118	2,079	(900)	(927)	31,997	32,587
Provision (reversal of provision)
for credit losses	2,265	5,078	(320)	226	(5)	110	6	(28)	1,946	5,386
Noninterest income	16,471	17,744	8,927	8,543	7,647	6,987	(1,927)	(1,723)	31,118	31,551
Noninterest expense	21,650	22,807	9,358	9,075	7,800	7,380	(2,051)	(1,760)	36,757	37,502
Income (loss) before income
tax expense (benefit)	14,170	11,738	9,054	8,798	1,970	1,576	(782)	(862)	24,412	21,250
Income tax expense (benefit)	4,426	3,856	3,024	3,051	748	599	(297)	(327)	7,901	7,179
Net income (loss) before
noncontrolling interests	9,744	7,882	6,030	5,747	1,222	977	(485)	(535)	16,511	14,071
Less: Net income from
noncontrolling interests	234	259	8	5	1	-	-	-	243	264
Net income (loss) (3)	$9,510	7,623	6,022	5,742	1,221	977	(485)	(535)	16,268	13,807
Average loans	$498.3	485.1	287.3	272.0	45.3	42.5	(29.8)	(28.4)	801.1	771.2
Average assets	819.2	750.1	498.9	479.0	179.4	162.2	(69.7)	(64.9)	1,427.8	1,326.4
Average core deposits	620.1	585.3	230.0	222.4	148.8	135.5	(64.8)	(61.0)	934.1	882.2

(1)  Includes corporate items not specific to a business segment and the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

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

Note 19:  Regulatory and Agency Capital Requirements

The Company and each of its subsidiary banks are subject to regulatory capital adequacy requirements promulgated by federal regulatory agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Company’s national banks, including Wells Fargo Bank, N.A. (the Bank).

We do not consolidate our wholly-owned trust (the Trust) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trust includable in Tier 1 capital were $2.1 billion at September 30, 2013. Since December 31, 2012, we have redeemed $2.8 billion of trust preferred securities. Under applicable regulatory capital guidelines issued by bank regulatory agencies, upon notice of redemption, the redeemed trust preferred securities no longer qualify as Tier 1 Capital for the Company. This redemption is consistent with the Capital Plan the Company submitted to the Federal Reserve Board and the actions the Company previously announced on March 13, 2012.

Effective January 1, 2013, the Company implemented changes to the market risk capital rule, commonly referred to as Basel 2.5, as required by U.S. banking regulators. Basel 2.5 requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The market risk capital rule is reflected in the Company’s calculation of risk-weighted assets and upon initial adoption in first quarter 2013, negatively impacted capital ratios under Basel I by approximately 25 basis points, but did not impact our ratio under Basel III, as its impact has historically been included in our calculations.

The Bank is an approved seller/servicer, and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2013, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations.  The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.

The following table presents regulatory capital information for Wells Fargo & Company and Wells Fargo Bank, N.A.

	Wells Fargo & Company		Wells Fargo Bank, N.A.		Well-	Minimum
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	capitalized	capital
(in billions, except ratios)	2013	2012	2013	2012	ratios (1)	ratios (1)
Regulatory capital:
Tier 1	$137.5	126.6	110.2	101.3
Total	171.3	157.6	137.3	124.8

Assets:
Risk-weighted	$1,135.1	1,077.1	1,046.3	1,002.0
Adjusted average (2)	1,408.5	1,336.4	1,262.8	1,195.9

Capital ratios:
Tier 1 capital	12.11%	11.75	10.53	10.11	6.00	4.00
Total capital	15.09	14.63	13.12	12.45	10.00	8.00
Tier 1 leverage (2)	9.76	9.47	8.72	8.47	5.00	4.00

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

Glossary of Acronyms

ACL	Allowance for credit losses	HAMP	Home Affordability Modification Program
ALCO	Asset/Liability Management Committee	HPI	Home Price Index
ARM	Adjustable-rate mortgage	HUD	Department of Housing and Urban Development
ARS	Auction rate security	LHFS	Loans held for sale
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low-Income Housing Tax Credit
AVM	Automated valuation model	LOCOM	Lower of cost or market value
BCBS	Basel Committee on Bank Supervision	LTV	Loan-to-value
BHC	Bank holding company	MBS	Mortgage-backed security
CCAR	Comprehensive Capital Analysis and Review	MHA	Making Home Affordable programs
CD	Certificate of deposit	MHFS	Mortgages held for sale
CDO	Collateralized debt obligation	MSR	Mortgage servicing right
CDS	Credit default swaps	MTN	Medium-term note
CLO	Collateralized loan obligation	NAV	Net asset value
CLTV	Combined loan-to-value	NPA	Nonperforming asset
CPP	Capital Purchase Program	OCC	Office of the Comptroller of the Currency
CPR	Constant prepayment rate	OCI	Other comprehensive income
CRE	Commercial real estate	OTC	Over-the-counter
DPD	Days past due	OTTI	Other-than-temporary impairment
ESOP	Employee Stock Ownership Plan	PCI Loans	Purchased credit-impaired loans
FAS	Statement of Financial Accounting Standards	PTPP	Pre-tax pre-provision profit
FASB	Financial Accounting Standards Board	RBC	Risk-based capital
FDIC	Federal Deposit Insurance Corporation	ROA	Wells Fargo net income to average total assets
FFELP	Federal Family Education Loan Program	ROE	Wells Fargo net income applicable to common stock
FHA	Federal Housing Administration		to average Wells Fargo common stockholders' equity
FHFA	Federal Housing Finance Agency	RWA	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation (credit rating)	S&P	Standard & Poor’s Ratings Services
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TARP	Troubled Asset Relief Program
FSB	Financial Stability Board	TDR	Troubled debt restructuring
FTC	Federal Trade Commission	VA	Department of Veterans Affairs
GAAP	Generally accepted accounting principles	VaR	Value-at-Risk
GNMA	Government National Mortgage Association	VIE	Variable interest entity
GSE	Government-sponsored entity	WFCC	Wells Fargo Canada Corporation

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2013.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be purchased under
Calendar month	repurchased (1)	price paid per share	the authorization
July	3,551,862	$43.76	150,860,583
August (2)	38,999,686	42.08	111,860,897
September	8,299,531	41.68	103,561,366
Total	50,851,079

(1)

All shares were repurchased under an authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on October 23, 2012. Unless modified or revoked by the Board, this authorization does not expire.

(2)		Includes two private repurchase transactions: 12,545,981 shares at a weighted-average price per share of $39.85 and 11,608,847 shares at a weighted-average price per share of $43.07.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended September 30, 2013.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be purchased
July	-	$-	451,944,402
August	-	-	451,944,402
September	-	-	451,944,402
Total	-

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

Dated:  November 6, 2013                                                                WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY

Richard D. Levy

Executive Vice President and Controller

(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description					Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.					Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
3(b)	By-Laws.					Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
12(a)	Computation of Ratios of Earnings to Fixed Charges:					Filed herewith.
		Quarter		Nine months
		ended Sept. 30,		ended Sept. 30,
		2013	2012	2013	2012
	Including interest
	on deposits	8.29	6.50	7.82	5.99

	Excluding interest
	on deposits	11.17	9.05	10.65	8.29

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:					Filed herewith.
		Quarter		Nine months
		ended Sept. 30,		ended Sept. 30,
		2013	2012	2013	2012
	Including interest
	on deposits	6.18	5.22	5.95	4.83

	Excluding interest
	on deposits	7.57	6.66	7.38	6.13

Exhibit Number	Description	Location
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101	XBRL Instance Document	Filed herewith.
101	XBRL Taxonomy Extension Schema Document	Filed herewith.
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.