Form 10-K
period 2013-12-31
WELLS FARGO & COMPANY/MN
filed 2014-02-26
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013            Commission File Number 001‑2979

WELLS FARGO & COMPANY

(Exact name of registrant as specified in its charter)

Delaware                                                       No. 41-0449260

(State of incorporation)                      (I.R.S. Employer Identification No.)

420 Montgomery Street, San Francisco, California 94163

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  1-866-878-5865

Securities registered pursuant to Section 12(b) of the Act:

                                                                                                                                                                                Name of Each Exchange

                Title of Each Class                                                                                                                                  on Which Registered

Common Stock, par value $1-2/3 Warrants to purchase shares of Common Stock (expiring October 28, 2018)	New York Stock Exchange (NYSE) NYSE
Depositary Shares, each representing a 1/40th interest in a share of 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series N	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series O	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series P	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	NYSE
Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	NYSE

Securities registered pursuant to Section 12(g) of the Act:

Dividend Equalization Preferred Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                        Yes ☑   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                    Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.                     Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                                                                                                                                                                                                  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.                                                                                                                          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer  ☑                               Accelerated filer  ☐

Non-accelerated filer  ☐                                 Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).                                                                              Yes ☐   No ☑

At June 30, 2013, the aggregate market value of common stock held by non-affiliates was approximately $217.6 billion, based on a closing price of $41.27. At January 31, 2014, 5,261,842,959 shares of common stock were outstanding.

Documents Incorporated by Reference in Form 10-K

                                 Incorporated Documents                                                                             Where incorporated in Form 10‑K

1. Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2013 (“2013 Annual Report to Stockholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.
2. Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2014 (“2014 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

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

At December 31, 2013, we had assets of $1.5 trillion, loans of $826 billion, deposits of $1.1  trillion and stockholders’ equity of $170 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2013, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.4 trillion, or 90% of the Company’s assets.

At December 31, 2013, we had 264,900 active, full-time equivalent team members.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available for free at www.wellsfargo.com/invest_relations/filings  as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). They are also available for free on the SEC’s website at www.sec.gov.

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

We have three operating segments for management reporting purposes: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The 2013 Annual Report to Stockholders includes financial information and descriptions of these operating segments.

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

REGULATION AND SUPERVISION

We describe below, and in Notes 3 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2013 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as foreign governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.

Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Risk Factors” section in the 2013 Annual Report to Stockholders for additional information.

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

Because we are a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. In addition, if the FRB finds that the Company or any one of our subsidiary banks is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.

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

Regulatory Approval.  In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, the effectiveness of the acquiring institution in combating money laundering activities and the risk to the stability of the United States banking system.

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2013 Annual Report to Stockholders.

In addition to these restrictions on the ability of our subsidiary banks to pay dividends to us, the FRB finalized rules in late December 2011 that require large bank holding companies (BHCs), including Wells Fargo, to submit annual capital plans and to obtain regulatory approval before making capital distributions, such as the payment of dividends. The FRB also finalized rules in July 2013 implementing in the United States the Basel Committee on Banking Supervision’s regulatory capital guidelines, including the reforms known as Basel III. These rules introduce new capital conservation buffer requirements. The failure to maintain the capital buffers, once effective, could result in limitations or restrictions on our ability to make capital distributions.

A number of regulatory proposals are also under consideration that could further limit our ability to pay dividends. In late 2011 the FRB proposed enhanced regulations for large BHCs like Wells Fargo that would impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers. Federal banking regulators are also considering proposals that would impose an enhanced supplementary leverage ratio requirement on large BHCs like Wells Fargo and our insured depository institutions. Under the proposal, we would be required to maintain a supplementary leverage ratio of at least 5% in order to avoid restrictions on capital distributions and discretionary bonus payments.

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

Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, will result in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. Federal regulatory agencies have issued numerous rulemakings to implement its provisions, but a number of the provisions of the Dodd-Frank Act still require final rulemaking or additional guidance and interpretation by these agencies. As a result, the ultimate impact of the Dodd-Frank Act is not yet known, but it has affected, and we expect it will continue to affect most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. At the enterprise level, the FRB has finalized a number of regulations designed to prevent or mitigate the risks that may arise from the material distress or failure of a large BHC. These rules implement enhanced prudential requirements for large BHCs like Wells Fargo regarding risk-based capital and leverage, risk and liquidity management, and stress testing and would impose debt-to-equity limits on any BHC that regulators determine poses a grave threat to the financial stability of the United States. The FRB has also proposed, but not yet finalized, additional enhanced prudential standards that would implement single counterparty credit limits and establish remediation requirements for large BHCs experiencing financial distress.

In addition to requiring rules for the enhanced supervision and regulation of large BHCs and other systemically important firms, the Dodd-Frank Act also requires the FDIC and FRB to implement rules requiring large BHCs like Wells Fargo to prepare and submit resolution plans, known as “living wills,” to facilitate the rapid and orderly resolution of the Company in the event of material distress or its failure. Under the rules implemented by the FDIC and FRB in this regard, Wells Fargo submitted its resolution plan on June 29, 2013. If the FRB and FDIC determine that our resolution plan is deficient, the Dodd-Frank Act authorizes the FRB and FDIC to impose more stringent capital, leverage or liquidity requirements on us or restrict our growth or activities until we submit a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that we have been unable to remedy the deficiencies, they could order us to divest assets or operations in order to facilitate our orderly resolution in the event of our material distress or failure. Our national bank subsidiary, Wells Fargo Bank, N.A., is also required to prepare a resolution plan for the FDIC under separate regulatory authority and submitted the plan on June 29, 2013.

The FDIC also recently released a notice regarding a proposed resolution strategy, known as “single point of entry,” designed to resolve a large financial institution in a manner that holds management responsible for its failure, maintains market stability, and imposes losses on shareholders and creditors in accordance with statutory priorities, without imposing a cost on U.S. taxpayers. Implementation of the strategy would require that institutions maintain a sufficient amount of available equity and unsecured debt to absorb losses and recapitalize operating subsidiaries. The FDIC has requested public comment on this proposed resolution strategy.

Federal regulatory agencies have also recently finalized rules to implement the provisions of the Dodd-Frank Act known as the “Volcker Rule.” The Volcker Rule substantially restricts banking entities from engaging in proprietary trading or owning any interest in or sponsoring or having certain relationships with a hedge fund, a private equity fund or certain structured transactions that are deemed covered funds. Wells Fargo is not required to come into compliance with the Volcker Rule’s restrictions until July 21, 2015, but we will be required to report certain trading metrics beginning June 30, 2014. During the conformance period, banking entities are expected to engage in “good faith” planning efforts, appropriate for their activities and investments, to enable them to conform all of their activities and investments to the Volcker Rule’s restrictions by no later than July 21, 2015. As a banking entity with more than $50 billion in consolidated assets, Wells Fargo will also be subject to enhanced compliance program requirements.

With respect to consumer protection maters, the Dodd-Frank Act established the CFPB to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB concentrated much of its initial rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB also recently finalized rules integrating disclosures required of lenders and settlement agents under the Truth in Lending Act and the Real Estate Settlement Procedures Act. In addition to the exercise of its rulemaking authority, the CFPB is continuing its on-going examination activities with respect to a number of consumer businesses and products, including credit card add-on products, fair lending requirements, and student lending activities.

Federal regulatory agencies issued numerous other proposals to implement various other requirements of the Dodd-Frank Act, including rules issued by the CFTC and SEC establishing a comprehensive framework for regulating over-the-counter derivatives. Many other proposals have not yet been finalized, including proposed rules requiring sponsors of asset-backed securities (ABS) to retain an ownership stake in the ABS. In addition, both the Financial Stability Oversight Council and the SEC are considering additional regulations to address perceived risks that money market mutual funds may pose to the financial stability of the United States. Although we have analyzed these and other proposed rules, the absence of final rules makes it difficult for us to fully estimate their impact on the Company.

Capital Requirements

The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by federal banking regulators. In July 2013, federal banking regulators issued final rules that substantially amended the risk-based capital rules for banking organizations. The rules implement the Basel III regulatory capital reforms in the U.S., comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. These final capital rules, among other things, establish required minimum ratios relating capital to different categories of assets and exposures. We were required to begin complying with the rules on January 1, 2014, subject to phase-in periods that are scheduled to be fully phased in by January 1, 2022. Federal banking regulators have also issued proposals to impose a supplementary leverage ratio on large BHCs like Wells Fargo and our insured depository institutions and to implement a liquidity coverage ratio. Our capital adequacy assessment process contemplates a wide range of risks that the Company is exposed to and also takes into consideration our performance under a variety of stressed economic conditions, as well as regulatory expectations and guidance, rating agency viewpoints and the view of capital markets participants.

From time to time, the FRB and the Federal Financial Institutions Examination Council (FFIEC) propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. In addition, the FRB closely monitors capital levels of the institutions it supervises and may require such institutions to modify capital levels based on FRB determinations. Such determinations, proposals or interpretations could, if implemented in the future, affect our reported capital ratios and net risk-adjusted assets.

As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance Act (FDI Act) requires federal banking regulators to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure, executive compensation and risk management. The agencies are authorized to take action against institutions that fail to meet such standards.

The FDI Act requires federal banking regulators to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

Capital Planning

In late 2011, the FRB finalized rules to require large BHCs to submit capital plans annually for review to determine if the FRB had any objections before making any capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions.

On March 14, 2013, the FRB notified us that it did not object to our 2013 capital plan included in the 2013 Comprehensive Capital Analysis and Review (CCAR). Since the FRB notification, the Company took several capital actions, including increasing its quarterly common stock dividend rate to $0.30 per share, redeeming Wachovia Preferred Funding Corp. preferred securities that will no longer count as Tier 1 capital under the Dodd-Frank Act and the final Basel III capital standards, and repurchasing shares of our common stock.

Our 2014 CCAR, which was submitted on January 3, 2014, included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB used to conduct the CCAR in 2013. As part of the 2014 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB is expected to review the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB has indicated that it will publish its supervisory stress test results as required under the Dodd-Frank Act, and the related CCAR results, taking into account the Company’s proposed capital actions, in March 2014.

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

On February 7, 2011, the FDIC Board approved a final rule on assessments, dividends, assessment base and large bank pricing that took effect on April 1, 2011. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate. Generally, the assessment base is an institution’s average consolidated total assets minus average tangible equity. For large and highly complex institutions (those that are very large and are structurally and operationally complex or that pose unique challenges and risks in the case of failure), the assessment rate is determined by combining supervisory ratings and certain financial measures into scorecards. The score received by an institution is converted into an assessment rate for the institution. The FDIC retains the ability to adjust the total score of large and highly complex institutions based upon quantitative or qualitative measures not adequately captured in the scorecards.

All FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were used to capitalize the former Federal Savings and Loan Insurance Corporation. This assessment was 0.64% of the assessable deposit base during 2013, and is 0.62% of the assessable deposit base for first quarter 2014. For the year ended December 31, 2013, the Company’s FDIC deposit insurance assessments, including FICO assessments, totaled $1.0 billion.

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

Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Patriot Act) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act required us to implement new or revised policies and procedures relating to anti‑money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal banking regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 1 can be found in the 2013 Annual Report to Stockholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

Item 1A.     Risk Factors

Information in response to this Item 1A can be found in this report on pages 2-7 and in the 2013 Annual Report to Stockholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

Item 1B.     Unresolved Staff

Comments

Not applicable.

Item 2.        PROPERTIES

	City	State		State
We own our corporate			We lease office space for various
headquarters building in:	San Francisco	California	administrative departments
			in major locations in:	Arizona	New Jersey
We own administrative				California	New York
facilities in:	Anchorage	Alaska		Colorado	North Carolina
	Chandler	Arizona		Delaware	North Dakota
	Phoenix	Arizona		Florida	Oregon
	Tempe	Arizona		Georgia	Pennsylvania
	El Monte	California		Illinois	South Carolina
	Fremont	California		Iowa	South Dakota
	Irvine	California		Kansas	Texas
	San Francisco	California		Maryland	Virginia
	Walnut Creek	California		Massachusetts	Washington
	Boise	Idaho		Minnesota	Wisconsin
	Clive	Iowa		Missouri	Puerto Rico
	Des Moines	Iowa		Nevada
	West Des Moines	Iowa
	Minneapolis	Minnesota	We lease office space for
	Shoreview	Minnesota	various operations/
	St. Louis	Missouri	servicing centers in:	California	Oregon
	Billings	Montana		Florida	Pennsylvania
	Omaha	Nebraska		Georgia	Virginia
	Albuquerque	New Mexico		North Carolina
	Summit	New Jersey
	Charlotte	North Carolina		City	State
	Portland	Oregon	We are a joint venture partner
	Sioux Falls	South Dakota	in an office building in:	Minneapolis	Minnesota
	Salt Lake City	Utah
	Glen Allen	Virginia		Country
	Menomonee Falls	Wisconsin	We lease office space for
			international operations in:	Argentina	Japan
We own operations/servicing				Australia	Malaysia
centers in:	Birmingham	Alabama		Bahamas	Mexico
	Homewood	Alabama		Bangladesh	Netherlands
	San Leandro	California		Brazil	Philippines
	Springfield	Illinois		Canada	Puerto Rico
	West Des Moines	Iowa		Chile	Russia
	Minneapolis	Minnesota		China	Singapore
	St. Louis	Missouri		Colombia	South Africa
	Charlotte	North Carolina		Dominican Republic	South Korea
	Winston-Salem	North Carolina		Ecuador	Spain
	Sioux Falls	South Dakota		France	Taiwan
	San Antonio	Texas		Germany	Thailand
				India	Turkey
				Indonesia	United Arab Emirates
				Ireland	United Kingdom
				Israel	Vietnam
Italy

As of December 31, 2013, we provided banking, insurance, investments, mortgage and consumer and commercial finance from more than 9,000 domestic stores under ownership and lease agreements.

ADDITIONAL INFORMATION

Additional information in response to this Item 2 can be found in the 2013 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other Assets).” That information is incorporated into this item by reference.

Item 3.        Legal Proceedings

Information in response to this Item 3 can be found in the 2013 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 15 (Legal Actions).” That information is incorporated into this item by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The Company’s common stock is listed on the NYSE (symbol “WFC”). The Quarterly Financial Data table of the 2013 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2013, and is incorporated herein by reference. Prices shown represent the daily high and low, and the quarter-end sale prices of the Company’s common stock as reported on the NYSE Composite Transaction Reporting System for the periods indicated. The “Stock Performance” section of the 2013 Annual Report to Stockholders provides stockholder return comparisons and is incorporated herein by reference. At January 31, 2014, there were 192,141 holders of record of the Company’s common stock.

DIVIDENDS

The dividend restrictions discussions on page 3 of this report and in the 2013 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” are incorporated into this item by reference.

REPURCHASES OF EQUITY SECURITIES

In October 2012, our Board of Directors authorized the repurchase of 200 million shares of our common stock. The authorization covers shares repurchased to meet team member benefit plan requirements. The Company maintains a variety of retirement plans for its team members and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate team member preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.

The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. In June 2010, our Board of Directors also authorized the repurchase of up to $1 billion of warrants to purchase our common stock. The warrants are listed on the NYSE under the symbol “WFCWS.” The amount and timing of warrant repurchases will be based on various factors including market conditions. See the “Capital Management” section in the 2013 Annual Report to Stockholders for additional information about our common stock and warrant repurchases.

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2013.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be purchased under
Calendar month	repurchased (1)	price paid per share	the authorizations
October	8,026,129	$42.23	95,535,237
November	6,565,119	42.65	88,970,118
December (2)	15,443,151	42.63	73,526,967
Total	30,034,399

(1)

All shares were repurchased under the authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on October 23, 2012. Unless modified or revoked by the Board, this authorization does not expire.

(2)		Includes 9,551,965 shares at a weighted-average price paid per share of $41.88 repurchased in a private transaction.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended December 31, 2013.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be purchased
October	-	$-	451,944,402
November	-	-	451,944,402
December	-	-	451,944,402
Total	-

(1)

Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, this authorization does not expire.

Item 6.        Selected Financial Data

Information in response to this Item 6 can be found in the 2013 Annual Report to Stockholders under “Financial Review” in Table 1. That information is incorporated into this item by reference.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in the 2013 Annual Report to Stockholders under “Financial Review.” That information is incorporated into this item by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in the 2013 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

Item 8.        Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in the 2013 Annual Report to Stockholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Information in response to this Item 9A can be found in the

2013 Annual Report to Stockholders under “Controls and

Procedures.” That information is incorporated into this item by reference.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.      Directors, Executive Officers AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

Patricia R. Callahan (age 60)

Senior Executive Vice President and Chief Administrative Officer since February 2011;

Executive Vice President (Office of Transition) from January 2009 to February 2011.

Ms. Callahan has served with the Company or its predecessors for 36 years.

David M. Carroll (age 56)

Senior Executive Vice President (Wealth, Brokerage and Retirement) since January 2009.

Mr. Carroll has served with the Company or its predecessors for 32 years.

Michael J. Heid (age 56)

Executive Vice President (Home Lending) since July 2011;

Co-President of Wells Fargo Home Mortgage from May 2004 to July 2011.

Mr. Heid has served with the Company or its predecessors for 26 years.

David A. Hoyt (age 58)

Senior Executive Vice President (Wholesale Banking) since August 2005.

Mr. Hoyt has served with the Company or its predecessors for 32 years.

Richard D. Levy (age 56)

Executive Vice President and Controller since February 2007.

Mr. Levy has served with the Company for 11 years.

Michael J. Loughlin (age 58)

Senior Executive Vice President and Chief Risk Officer since July 2011;

Executive Vice President and Chief Risk Officer from November 2010 to July 2011;

Executive Vice President and Chief Credit and Risk Officer from April 2006 to November 2010.

Mr. Loughlin has served with the Company or its predecessors for 32 years.

Avid Modjtabai (age 52)

Senior Executive Vice President (Consumer Lending) since July 2011;

Executive Vice President and Chief Information Officer from April 2007 to July 2011.

Ms. Modjtabai has served with the Company or its predecessors for 20 years.

Kevin A. Rhein (age 60)

Senior Executive Vice President and Chief Information Officer since July 2011;

Executive Vice President (Card Services and Consumer Lending) from January 2009 to July 2011.

Mr. Rhein has served with the Company or its predecessors for 35 years.

Timothy J. Sloan (age 53)

Senior Executive Vice President and Chief Financial Officer since February 2011;

Senior Executive Vice President and Chief Administrative Officer from September 2010 to February 2011;

Executive Vice President (Commercial Banking, Real Estate and Specialized Financial Services) of Wells Fargo Bank, N.A.

from June 2006 to September 2010.

Mr. Sloan has served with the Company or its predecessors for 26 years.

James M. Strother (age 62)

Senior Executive Vice President and General Counsel since July 2011;

Executive Vice President and General Counsel from January 2004 to July 2011.

Mr. Strother has served with the Company or its predecessors for 27 years.

John G. Stumpf (age 60)

Chairman, President and Chief Executive Officer since January 2010;

President and Chief Executive Officer from June 2007 to January 2010.

Mr. Stumpf has served with the Company or its predecessors for 32 years.

Carrie L. Tolstedt (age 54)

Senior Executive Vice President (Community Banking) since June 2007.

Ms. Tolstedt has served with the Company or its predecessors for 24 years.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION

The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has five members: John D. Baker II, Enrique Hernandez, Jr., Federico F. Peña, James H. Quigley (Chair) and Susan G. Swenson. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit and Examination Committee is financially literate, as required by NYSE rules, and that each qualifies as an “audit committee financial expert” as defined by SEC regulations.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 10 can be found in the Company’s 2014 Proxy Statement under “Ownership of Our Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance,” “Item 1 – Election of Directors – Director Nominees for Election” and “– Other Matters Relating to Directors” and “Corporate Governance – Director Nomination Process and Board Diversity.” That information is incorporated into this item by reference.

Item 11.      Executive Compensation

Information in response to this Item 11 can be found in the Company’s 2014 Proxy Statement under “Item 1– Election of Directors – Compensation Committee Interlocks and Insider Participation,” under “Director Compensation,” under “Corporate Governance – Risk Management and Compensation Practices,” under “Information About Related Persons – Related Person Transactions,” and under “Item 2 – Executive Compensation and Advisory Resolution to Approve Executive Compensation (Say on  Pay)” excluding “– Advisory Resolution to Approve Executive Compensation (Say on Pay).” That information is incorporated into this item by reference.

Item 12.      Security Ownership of Certain Beneficial OwnerS and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans in effect on December 31, 2013, separately aggregated for plans approved by stockholders and for plans not approved by stockholders. A description of the material features of each equity compensation plan not approved by stockholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2013, unless otherwise indicated.

Equity Compensation Plan Information (1)
	(a)		(b)	(c)
				# of shares remaining
	# of shares to be			available for future
	issued upon exercise		Weighted-average	issuance under equity
	of outstanding		exercise price of	compensation plans
	options, warrants		outstanding options,	(excluding securities
Plan category	and rights		warrants and rights (2)	reflected in column (a))
Equity compensation plans approved by security holders	203,636,847	(3)	$28.78	282,698,098	(4)
Equity compensation plans not approved by security holders	21,741,793	(5)	154.38	3,119,219	(6)
Total	225,378,640		42.18	285,817,317

(1)

The table above does not include information about equity compensation plans assumed in mergers that we froze at the time of the merger. Under these assumed plans a total of 1,483,828 shares of common stock were issuable upon exercise of options. The weighted average exercise price per share of our common stock of the outstanding options was $103.04. We assumed the amended and restated Wachovia Corporation 2003 Stock Incentive Plan (2003 SIP) in the Wachovia merger and in February 2009 used substantially all remaining available shares for stock option grants to legacy Wachovia team members. Information for the 2003 SIP is included in the table above under the plan category for equity compensation plans not approved by security holders. No awards have been granted since February 2009, and no future awards will be granted under the 2003 SIP.

(2)			Does not reflect restricted share rights (RSRs), restricted share units (RSUs), or restricted share awards (RSAs) or deferred compensation benefits because they have no exercise price.
(3)

For the Long-Term Incentive Compensation Plan (LTICP), consists of 124,119,009 shares subject to options, 60,048,670 shares subject to unvested RSRs, and a maximum of 14,840,431 performance shares. For the Supplemental 401(k) Plan, consists of 3,481,941 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 479,637 shares subject to options, 281,435 shares issuable upon distribution of vested but deferred stock awards, and 385,724 shares issuable upon distribution of deferred compensation benefits.

(4)

We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. Each share of common stock issued under the LTICP pursuant to awards other than options or SARs counts as two shares.

Plan	# of shares		Award types
LTICP	281,967,433		Stock options, stock, SARs, restricted stock,
			RSRs, performance shares, performance units
Supplemental 401(k) Plan	155,657		Deferral distribution
Directors Plan	575,008		Stock options, deferral distribution

(5)

For the 2003 SIP, consists of 14,881,119 shares subject to options and 595,324 shares subject to RSAs. For the other plans, consists of 6,265,350 shares of common stock issuable upon distribution of deferred compensation benefits.

(6)

We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. No information is provided for the 2003 SIP, the Norwest Corporation Directors’ Formula Stock Award Plan and the Norwest Corporation Directors’ Stock Deferral Plan because no future awards or deferrals will be made under these plans and because column (a) reflects all shares issuable under those plans upon exercise or distribution of outstanding awards or deferred compensation benefits.

Plan	# of shares		Award types
Deferred Compensation Plan	2,830,499		Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent
Contractors	288,720		Deferral distribution

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

At December 31, 2013, only options and stock awards in the form of RSAs were outstanding under the 2003 SIP. The options generally expire on the tenth anniversary of the grant date and vest ratably over a three-year period from the grant date. The option price is payable to us in full by methods the Board’s Human Resources Committee (HRC) designates, including, but not limited to, in cash or its equivalent, by tendering or withholding shares of our common stock having a fair market value at the time of exercise equal to the total option price, or by a combination of the foregoing. Unless the HRC determines otherwise or except as prohibited by applicable law, options may also be exercised by a “cashless exercise” where the participant gives irrevocable instructions to a broker to promptly deliver to us the amount of sale proceeds from the shares covered by the option exercised, together with any withholding taxes due to the Company. The proceeds from any cash payments upon option exercise are added to our general funds and used for general corporate purposes. The outstanding RSAs vest upon the achievement of the specified performance criteria. Prior to vesting, the holders of RSAs may exercise full voting rights with respect to those shares and are entitled to receive all dividends and other distributions paid with respect to those shares. Each participant’s award agreement will state the extent, if any, to which the participant may receive unvested stock awards following termination of employment.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 12 can be found in the Company’s 2014 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers” and “– Principal Stockholders.” That information is incorporated into this item by reference.

Item 13.      Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Information in response to this Item 13 can be found in the Company’s 2014 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

Item 14.      Principal AccountING Fees and Services

Information in response to this Item 14 can be found in the Company’s 2014 Proxy Statement under “Item 3 – Appointment of Independent Registered Public Accounting Firm for 2014 – KPMG Fees” and “– Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.

PART IV

Item 15.      Exhibits AND Financial Statement Schedules

1.  FINANCIAL STATEMENTS

The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2013 Annual Report to Stockholders, and are incorporated into this item by reference.

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3.  EXHIBITS

A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this item by reference.

Stockholders may obtain a copy of any of the following exhibits, upon payment of a reasonable fee, by writing to Wells Fargo & Company, Office of the Corporate Secretary, Wells Fargo Center, N9305‑173, Sixth and Marquette, Minneapolis, Minnesota 55479.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. The former Wachovia Corporation filed documents under SEC file number 001-10000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2014.

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

February 26, 2014

By:      /s/ TIMOTHY J. SLOAN

Timothy J. Sloan

Senior Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

February 26, 2014

By:      /s/ RICHARD D. LEVY

Richard D. Levy

Executive Vice President and Controller

(Principal Accounting Officer)

February 26, 2014

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering James H. Quigley to sign this document on their behalf.

John D. Baker II	Enrique Hernandez, Jr.	James H. Quigley	Susan G. Swenson
Elaine L. Chao	Donald M. James	Judith M. Runstad
Lloyd H. Dean	Cynthia H. Milligan	Stephen W. Sanger
Susan E. Engel	Federico F. Peña	John G. Stumpf

By:      /s/ JAMES H. QUIGLEY

James H. Quigley

Director and Attorney-in-fact

February 26, 2014

EXHIBIT INDEX

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)*	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2013), which includes Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2013.
Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Forms of Performance Share Award Agreement:
For grants on or after February 26, 2013;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
For grants on February 28, 2012;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
For grants on February 22, 2011; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
For grants to John G. Stumpf, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt on June 22, 2010.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed June 25, 2010.
Form of Retention Performance Share Award Agreement for grants to John G. Stumpf, David A. Hoyt, and Carrie L. Tolstedt on December 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed December 31, 2009.
Forms of Award Agreement for grants of stock awards to John G. Stumpf and David A. Hoyt.	Incorporated by reference to Exhibits 10(a), 10(b), 10(c) and 10(d) to the Company’s Current Report on Form 8-K filed August 6, 2009.
Forms of Restricted Share Rights Award Agreement:
For grants on or after February 26, 2013, including grants to John G. Stumpf, Timothy J. Sloan, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
For grants on February 28, 2012, including grants to John G. Stumpf, Timothy J. Sloan, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
For grants on February 22, 2011, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
For grants prior to February 22, 2011, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
For grant to David M. Carroll on December 24, 2009;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
For grant to John G. Stumpf on August 3, 2009; and	Incorporated by reference to Exhibit 10(e) to the Company’s Current Report on Form 8-K filed August 6, 2009.
For grants to David A. Hoyt and Carrie L. Tolstedt on February 24, 2009, as amended on November 16, 2010.

Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed February 27, 2009, and Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Form of Non-Qualified Stock Option Agreement, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(b)*	Long-Term Incentive Plan.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994.
10(c)*	Wells Fargo Bonus Plan, as amended effective January 1, 2011.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10(d)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 5, 2008.
10(e)*	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(f)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Form of Non-Qualified Stock Option Agreement for grants to directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(g)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(h)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(i)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(j)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(k)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
10(l)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
10(m)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(n)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(o)	Non-Qualified Deferred Compensation Plan for Independent Contractors.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Amendment to Non-Qualified Deferred Compensation Plan for Independent Contractors, effective January 1, 2009.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(p)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(q)*	Description of Non-Employee Director Equity Compensation Program.	Filed herewith.
10(r)*	Employment Agreement, dated December 30, 2008, between the Company and David M. Carroll.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(s)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(t)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(u)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(v)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(w)*	Wachovia Corporation 1998 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit (10)(j) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(x)*	Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(m) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
Amendment No. 1 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 22, 2005.
Amendment No. 2 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(h) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(y)*	Wachovia Corporation 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(z)*	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(aa)*	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(bb)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(cc)*	Form of stock award agreement for Executive Officers of Wachovia Corporation, including David M. Carroll.	Incorporated by reference to Exhibit (10)(ss) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
10(dd)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.
Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.
Year ended December 31,
2013	2012	2011	2010	2009
Including interest
on deposits	7.91	6.08	4.32	3.21	2.68

Excluding interest
on deposits	10.68	8.40	5.92	4.32	3.64

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.
Year ended December 31,
2013	2012	2011	2010	2009
Including interest
on deposits	5.99	4.90	3.67	2.84	1.69

Excluding interest
on deposits	7.36	6.21	4.69	3.61	1.90

*  Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
13	2013 Annual Report to Stockholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.