Form 10-Q
period 2014-03-31
WELLS FARGO & COMPANY/MN
filed 2014-05-07
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐             No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                                                                                                                                         Shares Outstanding

                                                                                                                                                            April 30, 2014

Common stock, $1-2/3 par value                                                                                         5,267,069,638

FORM 10-Q
CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements			Page
	Consolidated Statement of Income.....................................................................................................................................................			65
	Consolidated Statement of Comprehensive Income..................................................................................................................................			66
	Consolidated Balance Sheet.............................................................................................................................................................			67
	Consolidated Statement of Changes in Equity........................................................................................................................................			68
	Consolidated Statement of Cash Flows................................................................................................................................................			70
	Notes to Financial Statements
	1	-	Summary of Significant Accounting Policies.....................................................................................................................................	71
	2	-	Business Combinations..............................................................................................................................................................	73
	3	-	Federal Funds Sold, Securities Purchased under Resale Agreements and Other
			Short-Term Investments.............................................................................................................................................................	73
	4	-	Investment Securities................................................................................................................................................................	74
	5	-	Loans and Allowance for Credit Losses...........................................................................................................................................	81
	6	-	Other Assets..........................................................................................................................................................................	98
	7	-	Securitizations and Variable Interest Entities......................................................................................................................................	99
	8	-	Mortgage Banking Activities.......................................................................................................................................................	107
	9	-	Intangible Assets.....................................................................................................................................................................	110
	10	-	Guarantees, Pledged Assets and Collateral........................................................................................................................................	111
	11	-	Legal Actions.........................................................................................................................................................................	114
	12	-	Derivatives............................................................................................................................................................................	115
	13	-	Fair Values of Assets and Liabilities...............................................................................................................................................	122
	14	-	Preferred Stock.......................................................................................................................................................................	139
	15	-	Employee Benefits...................................................................................................................................................................	141
	16	-	Earnings Per Common Share.......................................................................................................................................................	142
	17	-	Other Comprehensive Income......................................................................................................................................................	143
	18	-	Operating Segments..................................................................................................................................................................	145
	19	-	Regulatory and Agency Capital Requirements....................................................................................................................................	146

Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations (Financial Review)
	Summary Financial Data................................................................................................................................................................			2
	Overview..................................................................................................................................................................................			3
	Earnings Performance...................................................................................................................................................................			5
	Balance Sheet Analysis..................................................................................................................................................................			11
	Off-Balance Sheet Arrangements......................................................................................................................................................			15
	Risk Management........................................................................................................................................................................			16
	Capital Management.....................................................................................................................................................................			54
	Regulatory Reform.......................................................................................................................................................................			60
	Critical Accounting Policies.............................................................................................................................................................			60
	Current Accounting Developments....................................................................................................................................................			61
	Forward-Looking Statements...........................................................................................................................................................			62
	Risk Factors...............................................................................................................................................................................			63
	Glossary of Acronyms..................................................................................................................................................................			147

Item 3.	Quantitative and Qualitative Disclosures About Market Risk......................................................................................................................			41

Item 4.	Controls and Procedures................................................................................................................................................................			64

PART II	Other Information
Item 1.	Legal Proceedings........................................................................................................................................................................			148

Item 1A.	Risk Factors...............................................................................................................................................................................			148

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds......................................................................................................................			148

Item 6.	Exhibits....................................................................................................................................................................................			149

Signature.........................................................................................................................................................................................				149

Exhibit Index....................................................................................................................................................................................				150

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data

				% Change
	Quarter ended			Mar. 31, 2014 from
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,
($ in millions, except per share amounts)	2014	2013	2013	2013	2013
For the Period
Wells Fargo net income	$5,893	5,610	5,171	5%	14
Wells Fargo net income applicable to common stock	5,607	5,369	4,931	4	14
Diluted earnings per common share	1.05	1.00	0.92	5	14
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA) (1)	1.57%	1.48	1.49	6	5
Wells Fargo net income applicable to common stock to average
Wells Fargo common stockholders' equity (ROE)	14.35	13.81	13.59	4	6
Efficiency ratio (2)	57.9	58.5	58.3	(1)	(1)
Total revenue	$20,625	20,665	21,259	-	(3)
Pre-tax pre-provision profit (PTPP) (3)	8,677	8,580	8,859	1	(2)
Dividends declared per common share	0.30	0.30	0.25	-	20
Average common shares outstanding	5,262.8	5,270.3	5,279.0	-	-
Diluted average common shares outstanding	5,353.3	5,358.6	5,353.5	-	-
Average loans (1)	$823,790	813,318	796,662	1	3
Average assets (1)	1,525,905	1,505,766	1,402,922	1	9
Average core deposits (4)	973,801	965,828	925,866	1	5
Average retail core deposits (5)	690,643	679,355	662,913	2	4
Net interest margin (1)	3.20%	3.27	3.49	(2)	(8)
At Period End
Investment securities	$270,327	264,353	248,160	2	9
Loans (1)	826,443	822,286	798,362	1	4
Allowance for loan losses	13,695	14,502	16,711	(6)	(18)
Goodwill	25,637	25,637	25,637	-	-
Assets (1)	1,546,707	1,523,502	1,435,030	2	8
Core deposits (4)	994,185	980,063	939,934	1	6
Wells Fargo stockholders' equity	175,654	170,142	162,086	3	8
Total equity	176,469	171,008	163,395	3	8
Tier 1 capital (6)	147,549	140,735	129,071	5	14
Total capital (6)	183,559	176,177	161,551	4	14
Capital ratios:
Total equity to assets (1)	11.41%	11.22	11.39	2	-
Risk-based capital (6):
Tier 1 capital	12.63	12.33	11.80	2	7
Total capital	15.71	15.43	14.76	2	6
Tier 1 leverage (6)	9.84	9.60	9.53	3	3
Common Equity Tier 1 (7)	11.36	10.82	10.39	5	9
Common shares outstanding	5,265.7	5,257.2	5,288.8	-	-
Book value per common share	$30.48	29.48	28.27	3	8
Common stock price:
High	49.97	45.64	38.20	9	31
Low	44.17	40.07	34.43	10	28
Period end	49.74	45.40	36.99	10	34
Team members (active, full-time equivalent)	265,300	264,900	274,300	-	(3)

(1)

Prior period financial information has been revised to reflect our determination that certain factoring arrangements did not qualify as loans. Accordingly, we revised our commercial loan balances for year-end 2012 and each of the quarters in 2013 in order to present the Company’s lending trends on a comparable basis over this period. This revision, which resulted in a reduction to total commercial loans and a corresponding decrease to other liabilities, did not impact the Company’s consolidated net income or total cash flows. We reduced our commercial loans by $3.5 billion, $3.2 billion, $2.1 billion, $1.6 billion and $1.2 billion at December 31, September 30, June 30, and March 31, 2013, and December 31, 2012, respectively, which represented less than 1% of total commercial loans and less than 0.5% of our total loan portfolio. Other affected financial information, including financial guarantees and financial ratios, has been appropriately revised to reflect this revision. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for more information.

(2)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(3)

Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.

(4)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(5)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(6)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(7)	See the "Capital Management" section in this Report for additional information.

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. When we refer to “legacy Wells Fargo,” we mean Wells Fargo excluding Wachovia Corporation (Wachovia). See the Glossary of Acronyms for terms used throughout this Report.

Financial Review[1]

Overview

Wells Fargo & Company is a nationwide, diversified, community-based financial services company with $1.5 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 9,000 locations, 12,000 ATMs and the Internet (wellsfargo.com), and we have offices in 36 countries to support our customers who conduct business in the global economy. With more than 265,000 active, full-time equivalent team members, we serve one in three households in the United States and rank No. 25 on Fortune’s  2013 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at March 31, 2014.

We use our Vision and Values to guide us toward growth and success. Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Important to our strategy to achieve this vision is to increase the number of our products our customers utilize and to offer them all of the financial products that fulfill their needs. Our cross-sell strategy, diversified business model and the breadth of our geographic reach facilitate growth in both strong and weak economic cycles. We can grow by expanding the number of products our current customers have with us, gain new customers in our extended markets, and increase market share in many businesses.

We have five primary values, which are based on our vision and provide the foundation for everything we do. First, we value and support our people as a competitive advantage and strive to attract, develop, retain and motivate the most talented people we can find. Second, we strive for the highest ethical standards with our team members, our customers, our communities and our shareholders. Third, with respect to our customers, we strive to base our decisions and actions on what is right for them in everything we do. Fourth, for team members we strive to build and sustain a diverse and inclusive culture – one where they feel valued and respected for who they are as well as for the skills and experiences they bring to our company. Fifth, we also look to each of our team members to be leaders in establishing, sharing and communicating our vision.

Financial Performance

Wells Fargo net income was a record $5.9 billion in first quarter 2014 with record diluted earnings per share (EPS) of $1.05, which was our 17th consecutive quarter of EPS growth and 12th consecutive quarter of record EPS. Our results demonstrated our ability to grow consistently across a variety of economic and interest-rate environments and the benefit of our diversified business model. We had strong year-over-year growth or improvement in the fundamental drivers of our business: commercial and consumer loans, deposits, cross-sell, credit, and expense management, which resulted in growth in net income, EPS and capital. While economic growth during first quarter 2014 was uneven, economic activity improved later in the quarter, including national auto sales, which reached a seven-year high in March 2014. We are optimistic about future economic growth because consumers and businesses have continued to improve their financial conditions. Households have reduced their leverage to the lowest level since 2001, and the burden of their financial obligations is lower than at any time since the mid-1980s.

Our results this quarter continued to reflect the dynamic environment we are in and the benefit of our diversity. Compared with a year ago:

•         our loans increased $28.1 billion, or 4%,  even with the planned runoff in our non-strategic/liquidating portfolios, and our core loan portfolio grew by $41.0 billion, or 6%;

•         our deposit franchise continued to generate solid deposit growth, with total deposits up $83.8 billion, or 8%;

•         we deepened relationships across our company, achieving record Retail Banking cross-sell of 6.17 products per household (February 2014); Wholesale Banking increased cross-sell to 7.2 products (December 2013); and Wealth, Brokerage and Retirement cross-sell was consistent at 10.42 products (February 2014);

•         our credit performance continued to improve with total net charge-offs down $594 million, or 42%, and represented only 41 basis points of average loans;

•         noninterest expense was $11.9 billion, down $452 million, or 4%, and we improved our efficiency ratio to 57.9%;

•         we grew return on assets (ROA) by 8 basis points to 1.57%, and return on equity (ROE) by 76 basis points to 14.35%; and

•         we continued to generate strong capital growth as our estimated Common Equity Tier I ratio under Basel III (Advanced Approach, fully phased-in) was 10.07%.

Balance Sheet and Liquidity

Our balance sheet continued to strengthen in first quarter 2014 with further core loan and deposit growth. We have been able to grow our loans on a year-over-year basis for 11 consecutive quarters, and for the

[1] Prior period financial information has been revised to reflect our determination that certain factoring arrangements did not qualify as loans. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for more information.

past eight quarters year-over-year loan growth has been 3% or greater, despite the planned runoff from our non-strategic/liquidating portfolios. Our non-strategic/liquidating loan portfolios decreased $2.9 billion during the quarter and our core loan portfolios increased $7.0 billion. Our federal funds sold, securities purchased under resale agreements and other short-term investments (collectively referred to as federal funds sold and other short-term investments elsewhere in this Report) increased by $9.0 billion during the quarter on continued strong growth in interest-earning deposits, and we grew our investment securities portfolio by $6.0 billion.

Deposit growth remained strong with period-end deposits up $15.4 billion from fourth quarter 2013. This increase reflected solid growth across our businesses, particularly our consumer businesses and an increase in liquidity-related term deposits. Average deposits have grown while deposit costs have declined for 14 consecutive quarters. We grew our primary consumer checking customers by a net 5.1% from a year ago (February 2014 compared with February 2013). We have steadily increased the growth rate of this higher cross-sell, more profitable customer base over the past four quarters through product enhancements and consistent focus. The growth in these relationship-based customers should benefit our future results as we remain focused on meeting more of our customers’ financial needs.

Credit Quality

Credit quality was strong in first quarter 2014 as losses remained at historically low levels, nonperforming assets (NPAs) continued to decrease and we continued to originate high quality loans, reflecting our long-term risk focus and the benefit from the improved housing market. Credit losses were $825 million, or 0.41% (annualized) of average loans, in first quarter 2014, compared with $1.4 billion a year ago (0.72%), a 42% year-over-year decrease in losses. Net losses in our commercial portfolio were only $5 million, or 1 basis point of average commercial loans. Net consumer losses declined to 75 basis points from 123 basis points in first quarter 2013. Our commercial real estate portfolios were in a net recovery position for the fifth consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Losses on our consumer real estate portfolios declined $516 million from a year ago, down 59%. The consumer loss levels reflected the positive momentum in the residential real estate market, with home values improving significantly in many markets, as well as lower default frequency.

Reflecting these improvements in our loan portfolios, our $325 million provision for credit losses this quarter was $894 million less than a year ago. This provision reflected a release of $500 million from the allowance for credit losses, compared with a release of $200 million a year ago. We continue to expect future allowance releases absent a significant deterioration in the economy.

In addition to lower net charge-offs and provision expense, NPAs also improved and were down $840 million, or 4%, from the end of 2013. Nonaccrual loans declined $1.0 billion from the prior quarter while foreclosed assets were up $178 million.

Capital

We continued to focus on strong capital generation and strengthened our capital levels in first quarter 2014 even as we returned more capital to our shareholders, increasing total equity to $176.5 billion at March 31, 2014, up $5.5 billion from the prior quarter. We believe an important measure of our capital strength is the estimated Common Equity Tier 1 ratio under Basel III, using the Advanced Approach, fully phased-in, which increased to 10.07% in the first quarter.

Returning more capital to our shareholders has remained a priority for Wells Fargo. In March 2014, we received a non-objection from the Federal Reserve Board (FRB) to our 2014 Capital Plan under the Comprehensive Capital Analysis and Review (CCAR), which included a proposed 17% common stock dividend increase to $0.35 per share in second quarter 2014 and higher planned share repurchases compared with 2013 repurchase activity. Our first quarter 2014 dividend was $0.30 per share, and we purchased 33.5 million shares of common stock in the quarter. The Board approved an additional 350 million shares in our repurchase authority.

Our regulatory capital ratios under Basel III (General Approach) remained strong with a total risk-based capital ratio of 15.71%, Tier 1 risk-based capital ratio of 12.63% and Tier 1 leverage ratio of 9.84% at March 31, 2014, compared with 15.43%, 12.33% and 9.60%, respectively, at December 31, 2013. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of common equity for regulatory purposes.

Earnings Performance

Wells Fargo net income for first quarter 2014 was $5.9 billion ($1.05 diluted earnings per common share) compared with $5.2 billion ($0.92) for first quarter 2013. Our  first quarter 2014  earnings reflected continued execution of our business strategy and growth in many of our businesses. The key drivers of our financial performance in first quarter 2014 were balanced net interest and fee income, diversified sources of fee income, a diversified loan portfolio and strong underlying credit performance.

Revenue, the sum of net interest income and noninterest income, was $20.6 billion in first quarter 2014 compared with $21.3 billion in first quarter 2013. The decrease in revenue for first quarter 2014 from the same period a year ago was due to a decline in mortgage banking income and lower gains from trading activities, offset by an increase in trust and investment fees and gains from equity investments. Noninterest income represented 49% of revenue for first quarter 2014 compared with 51% for first quarter 2013. The drivers of our fee income can differ depending on the interest rate and economic environment. For example, net gains on mortgage loan origination/sales activities were 6% of our fee income in first quarter 2014, down from 23% in the same period a year ago when the refinance market was strong. Other businesses, such as equity investments, brokerage, and mortgage servicing, contributed more to fee income this quarter, demonstrating the benefit of our diversified business model.

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

While the Company believes that it has the ability to increase net interest income over time, net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning asset portfolio and the cost of funding those assets. In addition, some sources of interest income, such as resolutions from purchased credit-impaired (PCI) loans, loan prepayment fees and collection of interest on nonaccrual loans, can vary from period to period. Net interest income growth has been challenged during the prolonged low interest rate environment as higher yielding loans and securities runoff have been replaced with lower yielding assets. The pace of this repricing has slowed in recent periods.

Net interest income on a taxable-equivalent basis was $10.8 billion in first quarter 2014, up from $10.7 billion in first quarter 2013. The net interest margin was 3.20% for first quarter 2014, down from 3.49% for the same period a year ago. The increase in net interest income in first quarter 2014 compared with first quarter 2013 was largely driven by reduced funding costs due to disciplined deposit pricing and the maturing of higher yielding long-term debt. Growth in earning assets also improved net interest income as it offset the decrease in earning asset yields. The decline in net interest margin in first quarter 2014  compared with the same period a year ago was primarily driven by higher funding balances, including customer-driven deposit growth and actions we have taken in response to increased regulatory liquidity expectations which raised long-term debt and term deposits. This growth in funding increased cash and federal funds sold and other short-term investments which are dilutive to net interest margin although essentially neutral to net interest income.

Average earning assets increased $130.9 billion in  first quarter 2014  from the same period a year ago, as average short-term investments increased $92.3 billion and average investment securities increased $31.8 billion. In addition, an increase in commercial and industrial loans contributed to $27.1 billion higher average loans in first quarter 2014  compared with the same period a year ago.

Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $973.8 billion in first quarter 2014 compared with $925.9 billion in first quarter 2013, and funded 118% of average loans in first quarter 2014 compared with 116% the same period a year ago. Average core deposits decreased to 71% of average earning assets in first quarter 2014 compared with 75% the same period a year ago. The cost of these deposits has continued to decline due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 96% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended March 31,
			2014			2013
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense
Earning assets
Federal funds sold, securities purchased under
resale agreements and other short-term investments	$213,284	0.27%	$144	121,024	0.36%	$107
Trading assets	48,231	3.17	381	42,130	3.17	334
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	6,572	1.68	28	7,079	1.56	28
Securities of U.S. states and political subdivisions	42,600	4.37	465	37,584	4.38	410
Mortgage-backed securities:
Federal agencies	117,641	2.94	864	95,368	2.74	654
Residential and commercial	28,035	6.12	429	32,141	6.46	519
Total mortgage-backed securities	145,676	3.55	1,293	127,509	3.68	1,173
Other debt and equity securities	49,156	3.59	438	53,724	3.58	476
Total available-for-sale securities	244,004	3.65	2,224	225,896	3.70	2,087
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	1,104	2.18	6	-	-	-
Federal agency mortgage-backed securities	6,162	3.11	48	-	-	-
Other debt securities	6,414	1.86	29	-	-	-
Total held-to-maturity securities	13,680	2.45	83	-	-	-
Mortgages held for sale (4)	16,556	4.11	170	43,312	3.42	371
Loans held for sale (4)	111	6.28	2	141	8.83	3
Loans:
Commercial:
Commercial and industrial	193,865	3.43	1,641	183,122	3.76	1,700
Real estate mortgage	107,797	3.52	937	106,221	3.84	1,006
Real estate construction	16,879	4.37	182	16,559	4.84	197
Lease financing	11,936	6.15	183	12,424	6.78	210
Foreign	47,876	2.21	262	39,881	2.16	213
Total commercial	378,353	3.43	3,205	358,207	3.76	3,326
Consumer:
Real estate 1-4 family first mortgage	259,477	4.17	2,705	252,049	4.29	2,702
Real estate 1-4 family junior lien mortgage	64,980	4.30	692	74,068	4.28	785
Credit card	26,272	12.32	798	24,097	12.62	750
Automobile	51,794	6.50	831	46,566	7.20	826
Other revolving credit and installment	42,914	5.00	529	41,675	4.70	483
Total consumer	445,437	5.02	5,555	438,455	5.10	5,546
Total loans (4)	823,790	4.29	8,760	796,662	4.49	8,872
Other	4,655	5.72	66	4,255	5.19	55
Total earning assets	$1,364,311	3.49%	$11,830	1,233,420	3.87%	$11,829
Funding sources
Deposits:
Interest-bearing checking	$36,799	0.07%	$6	32,165	0.06%	$5
Market rate and other savings	579,044	0.07	105	537,549	0.09	122
Savings certificates	40,535	0.89	89	55,238	1.22	167
Other time deposits	45,822	0.42	48	15,905	1.25	50
Deposits in foreign offices	91,050	0.14	31	71,077	0.14	25
Total interest-bearing deposits	793,250	0.14	279	711,934	0.21	369
Short-term borrowings	54,502	0.09	13	55,410	0.17	23
Long-term debt	153,793	1.62	619	127,112	2.20	697
Other liabilities	12,859	2.72	87	11,608	2.24	65
Total interest-bearing liabilities	1,014,404	0.40	998	906,064	0.51	1,154
Portion of noninterest-bearing funding sources	349,907	-	-	327,356	-	-
Total funding sources	$1,364,311	0.29	998	1,233,420	0.38	1,154
Net interest margin and net interest income on
a taxable-equivalent basis (5)		3.20%	$10,832		3.49%	$10,675
Noninterest-earning assets
Cash and due from banks	$16,363			16,529
Goodwill	25,637			25,637
Other	119,594			127,336
Total noninterest-earning assets	$161,594			169,502
Noninterest-bearing funding sources
Deposits	$284,069			274,221
Other liabilities	52,955			62,222
Total equity	174,477			160,415
Noninterest-bearing funding sources used to fund earning assets	(349,907)			(327,356)
Net noninterest-bearing funding sources	$161,594			169,502
Total assets	$1,525,905			1,402,922

(1)		Our average prime rate was 3.25% for the quarters ended March 31, 2014 and 2013. The average three-month London Interbank Offered Rate (LIBOR) was 0.24% and 0.29% for the same quarters, respectively.
(2)		Yield/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)

Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.

(4)		Nonaccrual loans and related income are included in their respective loan categories.
(5)

Includes taxable-equivalent adjustments of $217 million and $176 million for the quarters ended March 31, 2014 and 2013, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

Earnings Performance  (continued)

Noninterest Income

Table 2: Noninterest Income

	Quarter ended Mar. 31,		%
(in millions)	2014	2013	Change
Service charges on
deposit accounts	$1,215	1,214	-%
Trust and investment fees:
Brokerage advisory,
commissions and other fees	2,241	2,050	9
Trust and investment
management	844	799	6
Investment banking	327	353	(7)
Total trust and
investment fees	3,412	3,202	7
Card fees	784	738	6
Other fees:
Charges and fees on loans	367	384	(4)
Merchant transaction
processing fees	172	154	12
Cash network fees	120	117	3
Commercial real estate
brokerage commissions	72	45	60
Letters of credit fees	96	109	(12)
All other fees	220	225	(2)
Total other fees	1,047	1,034	1
Mortgage banking:
Servicing income, net	938	314	199
Net gains on mortgage loan
origination/sales activities	572	2,480	(77)
Total mortgage banking	1,510	2,794	(46)
Insurance	432	463	(7)
Net gains from trading activities	432	570	(24)
Net gains on debt securities	83	45	84
Net gains from equity investments	847	113	650
Lease income	133	130	2
Life insurance investment income	132	145	(9)
All other	(17)	312	NM
Total	$10,010	10,760	(7)

NM - Not meaningful

Noninterest income of $10.0 billion represented 49% of revenue for first quarter 2014 compared with $10.8 billion, or 51%, for first quarter 2013. The decrease  in noninterest income reflected a decline in our mortgage banking business, partially offset by growth in many of our other businesses, including credit and debit cards, merchant card processing, commercial banking, corporate banking, commercial mortgage servicing, corporate trust, asset management, wealth management, brokerage and retirement. Excluding mortgage banking, noninterest income increased $534 million in first quarter 2014, compared with the same period a year ago.

Brokerage advisory, commissions and other fees are received for providing services to full‑service and discount brokerage customers. Income from these brokerage-related activities include transactional commissions based on the number of transactions executed at the customer’s direction, and asset‑based fees, which are based on the market value of the customer’s assets. These fees increased to $2.2 billion  in  first quarter 2014, from $2.1 billion in  first quarter 2013. The increase in brokerage income was predominantly due to higher asset-based fees as a result of higher market values and growth in assets under management, partially offset by a decrease in brokerage transaction revenue. Brokerage client assets totaled $1.4 trillion at March 31, 2014, an increase from $1.3 trillion at March 31, 2013.

We earn trust and investment management fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. Trust and investment management fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $844 million in first quarter 2014 from $799 million in first quarter 2013, primarily due to growth in assets under management reflecting higher market values. At March 31, 2014, these assets totaled $2.4 trillion, an increase from $2.3 trillion at March 31, 2013.

We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees decreased to $327 million in first quarter 2014, from $353 million in first quarter 2013, primarily due to decreased credit originations as the overall market for these transactions declined.

Card fees were $784 million in first quarter 2014, compared with $738 million in first quarter 2013. Card fees increased due to account growth and increased purchase activity.

Mortgage banking income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.5 billion in first quarter 2014, compared with $2.8 billion in first quarter 2013.

Net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income of $938 million for first quarter 2014 included a $407 million net MSR valuation gain ($441 million decrease in the fair value of the MSRs offset by a $848 million hedge gain). Net servicing income of $314 million for first quarter 2013 included a $129 million net MSR valuation gain ($761 million increase in the fair value of MSRs offset by a $632 million hedge loss). Our portfolio of loans serviced for others was $1.89 trillion at March 31, 2014 and $1.90 trillion at December 31, 2013. At March 31, 2014, the ratio of MSRs to related loans serviced for others was 0.85%, compared with 0.88% at December 31, 2013. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.

Net gains on mortgage loan origination/sale activities were $572 million in first quarter 2014, compared with $2.5 billion in first quarter 2013. The decrease was  primarily driven by lower margins and origination volumes. Mortgage loan originations were $36 billion in first quarter 2014, of which 66% were for home purchases, compared with $109 billion and 31%, respectively, for first quarter 2013. Mortgage applications were $60 billion in first quarter 2014, compared with $140 billion in first quarter 2013. The 1-4 family first mortgage unclosed pipeline was $27 billion at March 31, 2014, compared with $74 billion at March 31, 2013. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities include the cost of additions to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. Additions to the provision for repurchase losses in first quarter 2014  totaled $6 million,  compared with $309 million for first quarter 2013. In September and December 2013, we announced agreements with Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA), respectively, which resolved substantially all agency repurchase liabilities for mortgage loans sold or originated prior to 2009. As a result, outstanding repurchase demands were down $1.5 billion from first quarter 2013  and our repurchase liability declined to $799 million. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

We engage in trading activities primarily to accommodate the investment activities of our customers, execute economic hedging to manage certain of our balance sheet risks and for a very limited amount of proprietary trading for our own account. Net gains (losses) from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $432 million in first quarter 2014, compared with $570 million in first quarter 2013. The year-over-year decrease was largely driven by lower trading from customer accommodation activity within our capital markets business. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. Proprietary trading generated $6 million and $4 million of net gains in first quarter 2014 and 2013, respectively. Interest and fees related to proprietary trading are reported in their corresponding income statement line items. Proprietary trading activities are not significant to our client-focused business model. For additional information about proprietary and other trading, see the “Risk Management – Asset and Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $930 million for first quarter 2014 and $158 million for first quarter 2013, after other-than-temporary impairment (OTTI) write-downs of $135 million and $78 million, respectively, for the same periods. Net gains from equity investments increased over the past year, reflecting our portfolio’s positive operating performance and the benefit of strong public and private equity markets.

All other income was $(17) million for first quarter 2014 compared with $312 million in first quarter 2013. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, losses on low income housing tax credits, foreign currency adjustments, and income from investments accounted for under the equity accounting method, any of which can cause other income losses. The decrease in other income from a year ago reflected lower income from equity method investments.

Earnings Performance  (continued)

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Mar. 31,		%
(in millions)	2014	2013	Change
Salaries	$3,728	3,663	2%
Commission and incentive
compensation	2,416	2,577	(6)
Employee benefits	1,372	1,583	(13)
Equipment	490	528	(7)
Net occupancy	742	719	3
Core deposit and other
intangibles	341	377	(10)
FDIC and other deposit
assessments	243	292	(17)
Outside professional services	559	535	4
Outside data processing	241	233	3
Contract services	234	207	13
Travel and entertainment	219	213	3
Operating losses	159	157	1
Postage, stationery and supplies	191	199	(4)
Advertising and promotion	118	105	12
Foreclosed assets	132	195	(32)
Telecommunications	114	123	(7)
Insurance	125	137	(9)
Operating leases	50	48	4
All other	474	509	(7)
Total	$11,948	12,400	(4)

Noninterest expense was $11.9 billion in first quarter 2014, down 4% from $12.4 billion a year ago, driven predominantly by lower personnel expenses ($7.5 billion, down from $7.8 billion a year ago), lower foreclosed assets expense ($132 million, down from $195 million a year ago) and lower Federal Deposit Insurance Corporation (FDIC) and other deposit assessments ($243 million, down from $292 million a year ago).

Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were down $307 million, or 4%, in first quarter 2014, compared with the same quarter last year, largely due to lower volume-related compensation, reduced staffing in our mortgage business, and lower deferred compensation (offset in trading income). These decreases were partially offset by annual salary increases, as well as increased staffing in our non-mortgage businesses.

FDIC and other deposit assessments were down $49 million, or 17%, in first quarter 2014 compared with the same period in 2013, predominantly due to lower FDIC assessment rates related to improved credit performance and the Company’s liquidity position.

Foreclosed assets expense was down $63 million, or 32%, in first quarter 2014 compared with the same period a year ago, reflecting lower expenses associated with foreclosed properties, lower write-downs, and increased gains on sale, partly driven by the continued real estate market improvement.

The efficiency ratio was 57.9% in first quarter 2014, an improvement from 58.3% in first quarter 2013. The Company expects to operate within its targeted efficiency ratio range of 55 to 59% in second quarter 2014.

Income Tax Expense

Our effective tax rate was 27.9% and 31.9% for first quarter 2014 and 2013, respectively. The lower effective tax rate in first quarter 2014 included a net $423 million discrete tax benefit primarily from a reduction in the reserve for uncertain tax positions due to the resolution of prior period matters with state taxing authorities. Absent additional discrete benefits in 2014, we expect the effective income tax rate for the full year 2014 to be higher than the effective tax rate for first quarter 2014.

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

Table 4: Operating Segment Results – Highlights

					Wealth, Brokerage				Consolidated
	Community Banking		Wholesale Banking		and Retirement		Other (1)		Company
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Quarter ended March 31,
Revenue	$12,593	12,899	5,580	6,086	3,468	3,197	(1,016)	(923)	20,625	21,259
Provision (reversal of provision)
for credit losses	419	1,262	(93)	(58)	(8)	14	7	1	325	1,219
Noninterest expense	6,774	7,377	3,215	3,091	2,711	2,639	(752)	(707)	11,948	12,400
Net income	3,844	2,924	1,742	2,045	475	337	(168)	(135)	5,893	5,171
(in billions)
Average loans	505.0	498.9	301.9	283.1	50.0	43.8	(33.1)	(29.1)	823.8	796.7
Average core deposits	626.5	619.2	259.0	224.1	156.0	149.4	(67.7)	(66.8)	973.8	925.9

(1)

Includes the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement, largely representing services and products for wealth management customers provided in Community Banking stores.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses. These products include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Lending business units. Cross-sell of our products is an important part of our strategy to achieve our vision to satisfy all our customers’ financial needs. Our retail bank household cross-sell was 6.17 products per household in February 2014, up from 6.10 in February 2013. We believe there is more opportunity for cross-sell as we continue to earn more business from our customers. Our goal is eight products per household, which is approximately one-half of our estimate of potential demand for an average U.S. household. In February 2014, one of every four of our retail banking households had eight or more of our products.

Community Banking reported net income of $3.8 billion, up $920 million, or 31%, from first quarter 2013. Revenue of $12.6 billion decreased $306 million, or 2%, from first quarter 2013 primarily due to lower mortgage banking revenue, partially offset by higher net interest income and equity investment gains. Average core deposits increased $7.3 billion, or 1%, from first quarter 2013. Primary consumer checking customers as of February 2014 (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) were up a net 5.1% from February 2013. Noninterest expense declined $603 million, or 8%, from first quarter 2013, largely driven by lower mortgage volume-related expenses and foreclosed asset expense. The provision for credit losses was $843 million lower than a year ago due to improved portfolio performance reflecting lower consumer real estate losses.

Wholesale Banking provides financial solutions to businesses across the United States and globally with annual sales generally in excess of $20 million. Products and business segments include Middle Market Commercial Banking, Government and Institutional Banking, Corporate Banking, Commercial Real Estate, Treasury Management, Wells Fargo Capital Finance, Insurance, International, Real Estate Capital Markets, Commercial Mortgage Servicing, Corporate Trust, Equipment Finance, Wells Fargo Securities, Principal Investments, Asset Backed Finance, and Asset Management. Wholesale Banking cross-sell was a record 7.2 products per customer in first quarter 2014, up from 6.8 a year ago.

Wholesale Banking reported net income of $1.7 billion, down $303 million, or 15%, from first quarter 2013 driven by lower revenues. Revenue declined $506 million, or 8%, from first quarter 2013 on both lower net interest income and noninterest income. Net interest income declined as strong loan and deposit growth was more than offset by lower PCI resolution income. Noninterest income declined on lower market sensitive revenues driven by lower customer accommodation trading. Average loans of $301.9 billion increased $18.8 billion, or 7%, from first quarter 2013, driven by broad based growth across most customer segments. Average core deposits of $259.0 billion increased $34.9 billion, or 16%, from first quarter 2013 reflecting continued customer liquidity. Noninterest expense increased $124 million, or 4%, from first quarter 2013 due to higher personnel expenses and support costs related to business growth. The provision for credit losses decreased $35 million from first quarter 2013 due to a reduction in credit losses which was partially offset by a lower level of allowance release. The first quarter 2014 provision included a $34 million allowance release, compared with a $50 million allowance release a year ago.

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client's financial needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and fiduciary services. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra-high net worth families and individuals as well as endowments and foundations. Brokerage serves customers' advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry. Wealth, Brokerage and Retirement cross-sell was 10.42

Earnings Performance  (continued)

products per household in February 2014, up from 10.33 in February 2013.

Wealth, Brokerage and Retirement reported net income of $475 million in first quarter 2014, up 41% from first quarter 2013 driven by increased net interest income and noninterest income. Revenue of $3.5 billion in first quarter 2014 was up 8% from first quarter 2013 primarily driven by strong growth in asset-based fees and higher net interest income, partially offset by a decrease in brokerage transaction revenue. Average core deposits of $156.0 billion grew 4% from first quarter 2013. Noninterest expense increased 3% from first quarter 2013 primarily due to higher brokerage commissions. Total provision for credit losses decreased $22 million from first quarter 2013 on lower net charge-offs.

Balance Sheet Analysis

At March 31, 2014, our assets totaled $1.5 trillion, up $23.2 billion from December 31, 2013. The predominant areas of asset growth were in federal funds sold and other short-term investments, which increased $9.0 billion, investment securities, which increased $6.0 billion, and loans, which increased $4.2 billion. Deposit growth of $15.4 billion, total equity growth of $5.5 billion and an increase in short-term borrowings of $3.2 billion from December 31, 2013, were the predominant sources that funded our asset growth for first quarter 2014. Equity growth benefited from $4.0 billion in earnings net of dividends paid. The strength of our business model produced record earnings and continued internal capital generation as reflected in our capital ratios, all of which improved from December 31, 2013. Tier 1 capital as a percentage of total risk-weighted assets increased to 12.63%, total capital increased to 15.71%, Tier 1 leverage increased to 9.84%, and Common Equity Tier 1 (General Approach) increased to 11.36% at March 31, 2014, compared with 12.33%, 15.43%, 9.60%, and 10.82%, respectively, at December 31, 2013.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Investment Securities

Table 5: Investment Securities – Summary

	March 31, 2014			December 31, 2013
		Net			Net
		unrealized	Fair		unrealized	Fair
(in millions)	Cost	gain (loss)	value	Cost	gain (loss)	value
Available-for-sale securities:
Debt securities	$244,459	4,745	249,204	246,048	2,574	248,622
Marketable equity securities	1,935	1,526	3,461	2,039	1,346	3,385
Total available-for-sale securities	246,394	6,271	252,665	248,087	3,920	252,007
Held-to-maturity debt securities	17,662	(41)	17,621	12,346	(99)	12,247
Total investment securities (1)	$264,056	6,230	270,286	260,433	3,821	264,254

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.

Table 5 presents a summary of our investment securities portfolio, which increased $6.0 billion from December 31, 2013, primarily due to purchases of U.S. Treasury securities for our held-to-maturity portfolio. The total net unrealized gains on available-for-sale securities were $6.3 billion at March 31, 2014, up from net unrealized gains of $3.9 billion at December 31, 2013, due primarily to a decrease in long-term interest rates.

The size and composition of the investment securities portfolio is largely dependent upon the Company’s liquidity and interest rate risk management objectives. Our business generates assets and liabilities, such as loans, deposits and long-term debt, which have different maturities, yields, re-pricing, prepayment characteristics and other provisions that expose us to interest rate and liquidity risk. The available-for-sale securities portfolio consists primarily of liquid, high quality U.S. Treasury and federal agency debt, agency MBS, privately issued residential and commercial MBS, securities issued by U.S. states and political subdivisions, corporate debt securities, and highly rated collateralized loan obligations. Due to its highly liquid nature, the available-for-sale portfolio can be used to meet funding needs that arise in the normal course of business or due to market stress. Changes in our interest rate risk profile may occur due to changes in overall economic or market conditions, which could influence loan origination demand, prepayment speeds, or deposit balances and mix. In response, the available-for-sale securities portfolio can be rebalanced to meet the Company’s interest rate risk management objectives. In addition to meeting liquidity and interest rate risk management objectives, the available-for-sale securities portfolio may provide yield enhancement over other short-term assets. See the “Risk Management – Asset/Liability Management” section in this Report for more information on liquidity and interest rate risk. The held-to-maturity securities portfolio consists of high quality U.S. Treasury debt, agency MBS and ABS primarily collateralized by auto loans and leases, where our intent is to hold these securities to maturity and collect the contractual cash flows. The held-to-maturity portfolio may also provide yield enhancement over  short-term assets.

We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $135 million in OTTI write-downs recognized in earnings in first quarter 2014, $7 million related to debt securities and $2 million related to marketable equity securities, which are each included in available-for-sale securities. Another $126 million in OTTI write-downs was related to nonmarketable equity investments, which are included in other assets. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K and Note 4 (Investment Securities) to Financial Statements in this Report.

At March 31, 2014, investment securities included $44.1 billion of municipal bonds, of which 86% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. Our municipal bond holdings are monitored as part of our ongoing impairment analysis.

The weighted-average expected maturity of debt securities available-for-sale was 7.3 years at March 31, 2014. Because 60% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.

Table 6: Mortgage-Backed Securities

			Expected
		Net	remaining
	Fair	unrealized	maturity
(in billions)	value	gain (loss)	(in years)
At March 31, 2014
Actual	$148.4	1.9	6.2
Assuming a 200 basis point:
Increase in interest rates	133.6	(12.9)	7.4
Decrease in interest rates	157.1	10.6	3.2

See Note 4 (Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.

Balance Sheet Analysis (continued)

Loan Portfolio

Total loans were $826.4 billion at March 31, 2014, up $4.2 billion from December 31, 2013. Table 7 provides a summary of total outstanding loans by non-strategic/liquidating and core loan portfolios. The runoff in the non-strategic/liquidating portfolios was $2.9 billion, while loans in the core portfolio grew $7.0 billion from December 31, 2013. Our core loan growth in first quarter 2014 included:

•         a $4.3 billion increase in the commercial segment largely due to growth in commercial and industrial loans; and

•         a $2.7 billion increase in consumer loans, predominantly from growth in the nonconforming mortgage and automobile portfolios offset by lower home equity and seasonally lower credit card portfolios.

Additional information on the non-strategic and liquidating loan portfolios is included in Table 12 in the “Risk Management – Credit Risk Management” section in this Report.

Table 7: Loan Portfolios

	March 31, 2014			December 31, 2013
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$379,561	1,720	381,281	375,230	2,013	377,243
Consumer	368,888	76,274	445,162	366,190	78,853	445,043
Total loans	$748,449	77,994	826,443	741,420	80,866	822,286

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

Table 8: Maturities for Selected Commercial Loan Categories

	March 31, 2014				December 31, 2013
		After				After
	Within	one year	After		Within	one year	After
	one	through	five		one	through	five
(in millions)	year	five years	years	Total	year	five years	years	Total
Selected loan maturities:
Commercial and industrial	$40,048	136,396	20,324	196,768	41,402	131,745	20,664	193,811
Real estate mortgage	17,659	60,253	30,057	107,969	17,746	60,004	29,350	107,100
Real estate construction	5,724	9,408	1,483	16,615	6,095	9,207	1,445	16,747
Foreign	33,259	12,597	2,232	48,088	33,567	11,602	2,382	47,551
Total selected loans	$96,690	218,654	54,096	369,440	98,810	212,558	53,841	365,209
Distribution of loans to
changes in interest rates:
Loans at fixed
interest rates	$13,561	24,022	14,773	52,356	14,896	23,891	14,684	53,471
Loans at floating/variable
interest rates	83,129	194,632	39,323	317,084	83,914	188,667	39,157	311,738
Total selected loans	$96,690	218,654	54,096	369,440	98,810	212,558	53,841	365,209

Deposits

Deposits totaled $1.1 trillion at both March 31, 2014, and December 31, 2013. Table 9 provides additional information regarding deposits. Deposit growth of $15.4 billion from December 31, 2013, reflected continued customer-driven growth as well as liquidity-related issuances of term deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $994.2 billion at March 31, 2014, up $14.1 billion from $980.1 billion at December 31, 2013.

Table 9: Deposits

		% of		% of
	Mar. 31,	total	Dec. 31,	total	%
($ in millions)	2014	deposits	2013	deposits	Change
Noninterest-bearing	$294,863	27%	$288,116	27%	2
Interest-bearing checking	40,298	4	37,346	3	8
Market rate and other savings	565,858	51	556,763	52	2
Savings certificates	39,516	4	41,567	4	(5)
Foreign deposits (1)	53,650	5	56,271	5	(5)
Core deposits	994,185	91	980,063	91	1
Other time and savings deposits	64,022	6	64,477	6	(1)
Other foreign deposits	36,369	3	34,637	3	5
Total deposits	$1,094,576	100%	$1,079,177	100%	1

(1)		Reflects Eurodollar sweep balances included in core deposits.

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2013 Form 10-K for a description of our critical accounting policy related to fair value of financial instruments and a discussion of our fair value measurement techniques.

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

Table 10: Fair Value Level 3 Summary

	March 31, 2014		December 31, 2013
	Total		Total
($ in billions)	balance	Level 3 (1)	balance	Level 3 (1)
Assets carried
at fair value	$356.1	36.0	353.1	37.2
As a percentage
of total assets	23%	2	23	2

Liabilities carried
at fair value	$22.2	3.1	22.7	3.7
As a percentage of
total liabilities	2%	*	2	*

*	Less than 1%.
(1)	Before derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information regarding our use of fair valuation of financial instruments, our related measurement techniques for our Level 1, 2 and 3 fair value hierarchy and the impact to our financial statements.

Equity

Total equity was $176.5 billion at March 31, 2014, compared with $171.0 billion at December 31, 2013. The increase was predominantly driven by a $4.0 billion increase in retained earnings from earnings net of dividends paid and a $1.4 billion increase in cumulative other comprehensive income (OCI). The increase in OCI was primarily due to a  $2.3  billion ($1.5 billion after tax) increase in net unrealized gains on our investment securities portfolio  resulting from a decrease in long-term interest rates. See  Note 4 (Investment Securities) to Financial Statements in this Report for additional information.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include commitments to lend, transactions with unconsolidated entities, guarantees, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

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

Guarantees and Certain Contingent Arrangements

Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, written put options, recourse obligations and other types of guarantee arrangements.

For more information on guarantees and certain contingent arrangements, see Note 10 (Guarantees, Pledged Assets and Collateral) to Financial Statements in this Report.

Derivatives

We primarily use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivatives are recorded on the balance sheet at fair value and can be measured in terms of the notional amount, which is generally not exchanged, but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments.

For more information on derivatives, see Note 12 (Derivatives) to Financial Statements in this Report.

Other Commitments

We also have other off-balance sheet transactions, including obligations to make rental payments under noncancelable operating leases and commitments to purchase certain debt and equity securities. Our operating lease obligations are discussed in Note 7 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements in our 2013 Form 10-K. For more information on commitments to purchase debt and equity securities, see the “Off-Balance Sheet Arrangements” section in our 2013 Form 10-K.

Risk Management

Financial institutions must manage a variety of business risks that can significantly affect their financial performance. Among the key risks that we must manage are operational risks, credit risks, and asset/liability management risks, which include interest rate, market, and liquidity and funding risks. Our risk culture is strongly rooted in our Vision and Values, and in order to succeed in our mission of satisfying all our customers’ financial needs and helping them succeed financially, our business practices and operating model must support prudent risk management practices. For more information about how we manage these risks, see the “Risk Management” section in our 2013 Form 10-K. The discussion that follows provides an update regarding these risks.

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal processes or systems, or resulting from external events or third parties. Information security is a significant operational risk for financial institutions such as Wells Fargo, and includes the risk of losses resulting from cyber attacks. Wells Fargo and reportedly other financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information. Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Cybersecurity and the continued development and enhancement of our controls, processes and systems to protect our networks, computers, software, and data from attack, damage or unauthorized access remain a priority for Wells Fargo. See the “Risk Factors” section in our 2013 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

	March 31,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$196,768	193,811
Real estate mortgage	107,969	107,100
Real estate construction	16,615	16,747
Lease financing	11,841	12,034
Foreign (1)	48,088	47,551
Total commercial	381,281	377,243
Consumer:
Real estate 1-4 family first mortgage	259,478	258,497
Real estate 1-4 family junior lien mortgage	63,965	65,914
Credit card	26,061	26,870
Automobile	52,607	50,808
Other revolving credit and installment	43,051	42,954
Total consumer	445,162	445,043
Total loans	$826,443	822,286

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States.

Risk Management – Credit Risk  Management (continued)

Credit Quality Overview  Credit quality continued to improve during first quarter 2014 due in part to improving economic conditions as well as our proactive credit risk management activities. The improvement occurred for both commercial and consumer portfolios as evidenced by their credit metrics:

•      Nonaccrual loans decreased to $3.0 billion and $11.6 billion in our commercial and consumer portfolios, respectively, at March 31, 2014, from $3.5 billion and $12.2 billion at December 31, 2013. Nonaccrual loans represented 1.77% of total loans at March 31, 2014, compared with 1.91% at December 31, 2013.

•      First quarter 2014 net charge-offs (annualized) as a percentage of average total loans improved to 0.41% in first quarter 2014 compared with 0.72% in first quarter 2013 and were 0.01% and 0.75% in our commercial and consumer portfolios, respectively, compared with 0.10% and 1.23% in  first quarter 2013.

•      Loans that are not government insured/guaranteed and 90 days or more past due and still accruing decreased to $95 million and $855 million in our commercial and consumer portfolios, respectively, at March 31, 2014, from $143 million and $902 million at December 31, 2013.

In addition to credit metric improvements we continued to see improvement in various economic indicators such as home prices that influenced our evaluation of the allowance and provision for credit losses. Accordingly:

•      Our provision for credit losses decreased to $325 million in first quarter 2014 from $1.2 billion in first quarter 2013.

•      The allowance for credit losses decreased to $14.4 billion at March 31, 2014 from $15.0 billion at December 31, 2013.

Additional information on our loan portfolios and our credit quality trends follows.

Non-Strategic and Liquidating Loan Portfolios  We continually evaluate and, when appropriate, modify our credit policies to address appropriate levels of risk. We may designate certain portfolios and loan products as non-strategic or liquidating after we cease their continued origination and actively work to limit losses and reduce our exposures.

Table 12 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and PCI loans acquired from Wachovia, certain portfolios from legacy Wells Fargo Home Equity and Wells Fargo Financial, and our Education Finance government guaranteed loan portfolio. The total balance of our non-strategic and liquidating loan portfolios has decreased 59% since the merger with Wachovia at December 31, 2008, and decreased 4% from the end of 2013.

The home equity portfolio of loans generated through third party channels is designated as liquidating. Additional information regarding this portfolio, as well as the liquidating PCI and Pick-a-Pay loan portfolios, is provided in the discussion of loan portfolios that follows.

Table 12: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance
	March 31,	December 31,
(in millions)	2014	2013	2008
Commercial:
Legacy Wachovia commercial and industrial, CRE and foreign PCI loans (1)	$1,720	2,013	18,704
Total commercial	1,720	2,013	18,704
Consumer:
Pick-a-Pay mortgage (1)	49,533	50,971	95,315
Liquidating home equity	3,505	3,695	10,309
Legacy Wells Fargo Financial indirect auto	132	207	18,221
Legacy Wells Fargo Financial debt consolidation	12,545	12,893	25,299
Education Finance - government guaranteed	10,204	10,712	20,465
Legacy Wachovia other PCI loans (1)	355	375	2,478
Total consumer	76,274	78,853	172,087
Total non-strategic and liquidating loan portfolios	$77,994	80,866	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

PURCHASED CREDIT-IMPAIRED (PCI) Loans  Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans totaled  $25.9 billion at March 31, 2014, down from $26.7 billion and $58.8 billion at December 31, 2013 and 2008, respectively. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section in our 2013 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

During first quarter 2014, we recognized as income $19 million released from the nonaccretable difference related to commercial PCI loans due to payoffs and other resolutions. We also transferred $110 million from the nonaccretable difference to the accretable yield for PCI loans with improving credit-related cash flows and recovered $21 million primarily related to reversals of write-downs in excess of the respective loan resolution realized losses. Our cash flows expected to be collected have been favorably affected since the Wachovia acquisition by lower than expected defaults and losses as a result of observed economic strengthening, particularly in housing prices, and by our loan modification efforts. See the “Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in this Report for additional information. Table 13 provides an analysis of changes in the nonaccretable difference.

Table 13: Changes in Nonaccretable Difference for PCI Loans

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total
Balance, December 31, 2008	$10,410	26,485	4,069	40,964
Addition of nonaccretable difference due to acquisitions	213	-	-	213
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(1,512)	-	-	(1,512)
Loans resolved by sales to third parties (2)	(308)	-	(85)	(393)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,605)	(3,897)	(823)	(6,325)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(6,933)	(17,884)	(2,961)	(27,778)
Balance, December 31, 2013	265	4,704	200	5,169
Addition of nonaccretable difference due to acquisitions	-	-	-	-
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(5)	-	-	(5)
Loans resolved by sales to third parties (2)	(14)	-	-	(14)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(101)	-	(9)	(110)
Use of nonaccretable difference due to:
Net recoveries from loan resolutions and write-downs (4)	-	-	21	21
Balance, March 31, 2014	$145	4,704	212	5,061

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

Risk Management – Credit Risk  Management (continued)

Since December 31, 2008, we have released $8.3 billion in nonaccretable difference, including $6.4 billion transferred from the nonaccretable difference to the accretable yield and $1.9 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $6.6 billion reduction from December 31, 2008, through March 31, 2014, in our initial projected losses of $41.0 billion on all PCI loans.

At March 31, 2014, the allowance for credit losses on certain PCI loans was $21 million. The allowance is to absorb credit-related decreases in cash flows expected to be collected and primarily relates to individual PCI commercial loans. Table 14 analyzes the actual and projected loss results on PCI loans since acquisition through March 31, 2014.

For additional information on PCI loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 14: Actual and Projected Loss Results on PCI Loans Since Acquisition of Wachovia

				Other
(in millions)		Commercial	Pick-a-Pay	consumer	Total
Release of nonaccretable difference due to:
	Loans resolved by settlement with borrower (1)	$1,517	-	-	1,517
	Loans resolved by sales to third parties (2)	322	-	85	407
	Reclassification to accretable yield for loans with improving credit-related cash flows (3)	1,706	3,897	832	6,435
	Total releases of nonaccretable difference due to better than expected losses	3,545	3,897	917	8,359
Provision for losses due to credit deterioration (4)		(1,636)	-	(108)	(1,744)
	Actual and projected losses on PCI loans less than originally expected	$1,909	3,897	809	6,615

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

Significant Loan Portfolio Reviews   Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, FICO scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses. The following discussion provides additional characteristics and analysis of our significant portfolios. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information for each of the following portfolios.

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

The commercial and industrial loans and lease financing portfolio, which totaled $208.6 billion, or 25%, of total loans at March 31, 2014,  generally experienced credit improvement in first quarter 2014.  The annualized net charge-off rate for this portfolio declined to 0.09% in first quarter 2014 from 0.21% in fourth quarter 2013, and 0.19% in first quarter 2013.  At March 31, 2014, 0.32% of this portfolio was nonaccruing compared with 0.37% at December 31, 2013.  However, $16.2 billion of this portfolio was rated as criticized in accordance with regulatory guidance at March 31, 2014, compared with $15.5 billion at December 31, 2013.

A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 15: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2014
				% of
	Nonaccrual	Total		total
(in millions)	loans	portfolio	(1)	loans
Investors	$11	19,433		2%
Oil & Gas	43	15,067		2
Food and beverage	12	13,009		2
Cyclical Retailers	25	12,779		2
Real Estate Lessor	23	11,563		1
Financial Institutions	38	11,522		1
Healthcare	37	11,272		1
Industrial Equipment	6	10,635		1
Technology	17	6,839		1
Business Services	33	6,247		1
Transportation	5	6,014		1
Public Administration	12	5,989		1
Other	399	78,240	(2)	9
Total	$661	208,609		25%

(1)  Includes $184 million PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)  No other single category had loans in excess of $4.8 billion.

At the time of any modification of terms or extensions of maturity, we evaluate whether the loan should be classified as a TDR, and account for it accordingly. For more information on TDRs, see “Troubled Debt Restructurings” later in this section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management – Credit Risk  Management (continued)

Commercial Real Estate (CRE)  The CRE portfolio totaled $124.6 billion, or 15% of total loans at March 31, 2014, and consisted of $108.0 billion of mortgage loans and $16.6 billion  of construction loans. Table 16 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California (28% of the total CRE portf0lio) and in Texas and Florida (8% in each state). By property type, the largest concentrations are office buildings at 28% and apartments at 13% of the portfolio. CRE nonaccrual loans totaled 1.9% of the CRE outstanding balance at March 31, 2014, compared with 2.2% at December 31, 2013.  At March 31, 2014, we had $10.6 billion of criticized CRE mortgage loans, down from $11.8 billion at December 31, 2013, and $1.7 billion of criticized CRE construction loans, down from $2.0 billion at December 31, 2013.

At March 31, 2014, the recorded investment in PCI CRE loans totaled $1.5 billion, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.

Table 16: CRE Loans by State and Property Type

	March 31, 2014
	Real estate mortgage			Real estate construction			Total			% of
	Nonaccrual	Total		Nonaccrual	Total		Nonaccrual	Total		total
(in millions)	loans	portfolio	(1)	loans	portfolio	(1)	loans	portfolio	(1)	loans
By state:
California	$493	31,853		28	3,542		521	35,395		4%
Texas	130	8,605		1	1,597		131	10,202		1
Florida	284	8,684		36	1,462		320	10,146		1
New York	47	6,441		6	1,150		53	7,591		1
North Carolina	135	4,053		13	865		148	4,918		1
Arizona	98	3,779		5	459		103	4,238		1
Virginia	56	2,763		5	1,069		61	3,832		1
Washington	40	3,306		2	490		42	3,796		1
Georgia	147	3,129		38	407		185	3,536		*
Colorado	39	2,889		5	522		44	3,411		*
Other	561	32,467		157	5,052		718	37,519	(2)	4
Total	$2,030	107,969		296	16,615		2,326	124,584		15%
By property:
Office buildings	$528	33,168		3	2,036		531	35,204		4%
Apartments	110	10,805		3	5,001		113	15,806		2
Industrial/warehouse	329	12,167		-	748		329	12,915		2
Retail (excluding shopping center)	265	11,567		2	812		267	12,379		2
Real estate - other	262	10,992		4	336		266	11,328		1
Hotel/motel	89	8,745		9	857		98	9,602		1
Shopping center	116	7,830		6	954		122	8,784		1
Institutional	77	3,183		-	315		77	3,498		1
Land (excluding 1-4 family)	6	103		69	2,723		75	2,826		*
Agriculture	43	2,235		-	31		43	2,266		*
Other	205	7,174		200	2,802		405	9,976		1
Total	$2,030	107,969		296	16,615		2,326	124,584		15%

*	Less than 1%.
(1)

Includes a total of $1.5 billion PCI loans, consisting of $1.1 billion of real estate mortgage and $392 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.1 billion.

FOREIGN Loans and country risk exposure   We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At March 31, 2014, foreign loans totaled $48.1 billion, representing approximately 6% of our total consolidated loans outstanding, compared with $47.6 billion, or approximately 6% of total consolidated loans outstanding, at December 31, 2013. Foreign loans were approximately 3% of our consolidated total assets at March 31, 2014 and at December 31, 2013.

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

We evaluate our individual country risk exposure on an ultimate country of risk basis, which is normally based on the country of residence of the guarantor or collateral location, and is different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at March 31, 2014, was the United Kingdom, which totaled $21.0 billion, or approximately 1% of our total assets, and included $2.9 billion of sovereign claims. Our United Kingdom sovereign claims arise primarily from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

We conduct periodic stress tests of our significant country risk exposures, analyzing the direct and indirect impacts on the risk of loss from various macroeconomic and capital markets scenarios. We do not have significant exposure to foreign country risks because our foreign portfolio is relatively small. However, we have identified exposure to increased loss from U.S. borrowers associated with the potential impact of a regional or worldwide economic downturn on the U.S. economy. We mitigate these potential impacts on the risk of loss through our normal risk management processes which include active monitoring and, if necessary, the application of aggressive loss mitigation strategies.

Table 17 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, on an ultimate risk basis.

Risk Management – Credit Risk  Management (continued)

Table 17: Select Country Exposures

	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
		Non-		Non-		Non-		Non-
(in millions)	Sovereign	sovereign	Sovereign	sovereign	Sovereign	sovereign	Sovereign	sovereign (4)	Total
March 31, 2014
Top 20 country exposures:
United Kingdom	$2,884	11,183	-	6,629	-	300	2,884	18,112	20,996
Canada	-	6,890	-	4,750	-	579	-	12,219	12,219
China	-	5,384	-	57	4	-	4	5,441	5,445
Brazil	-	2,653	-	12	-	-	-	2,665	2,665
Germany	89	1,411	-	882	-	107	89	2,400	2,489
Switzerland	-	1,297	-	379	-	447	-	2,123	2,123
India	-	1,961	-	143	-	-	-	2,104	2,104
Netherlands	-	1,704	-	329	-	43	-	2,076	2,076
Bermuda	-	1,886	-	81	-	21	-	1,988	1,988
Turkey	-	1,633	-	-	-	-	-	1,633	1,633
Australia	-	949	-	561	-	16	-	1,526	1,526
France	-	225	-	1,149	-	82	-	1,456	1,456
South Korea	-	1,224	-	135	15	-	15	1,359	1,374
Chile	-	1,279	-	17	-	48	-	1,344	1,344
Mexico	-	1,197	-	41	3	-	3	1,238	1,241
Luxembourg	-	999	-	110	-	7	-	1,116	1,116
Cayman Islands	-	975	-	-	-	63	-	1,038	1,038
Ireland	49	777	-	175	5	18	54	970	1,024
Taiwan	-	862	-	1	-	3	-	866	866
Colombia	-	809	-	3	-	-	-	812	812
Total top 20 country exposures	$3,022	45,298	-	15,454	27	1,734	3,049	62,486	65,535

Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$138	5,116	-	2,645	5	257	143	8,018	8,161
Spain	-	695	-	70	-	-	-	765	765
Austria	105	355	-	2	-	2	105	359	464
Italy	-	248	-	93	-	-	-	341	341
Other Eurozone countries (6)	24	164	-	71	8	3	32	238	270
Total Eurozone exposure	$267	6,578	-	2,881	13	262	280	9,721	10,001

(1)

Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $276 million in PCI loans, predominantly to customers in Germany and the United Kingdom, and $2.0 billion in defeased leases secured largely by U.S. Treasury and government agency securities, or government guaranteed.

(2)								Represents issuer exposure on cross-border debt and equity securities.
(3)

Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At March 31, 2014, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $4.3 billion, which was offset by the notional amount of CDS purchased of $4.4 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)								For countries presented in the table, total non-sovereign exposure comprises $30.7 billion exposure to financial institutions and $33.5 billion to non-financial corporations at March 31, 2014.
(5)								Consists of exposure to Germany, Netherlands, France, Luxembourg, and Ireland included in Top 20.
(6)								Includes non-sovereign exposure to Portugal in the amount of $54 million and less that $1 million each to Greece and Cyprus. We had no sovereign debt exposure to these countries at March 31, 2014.

Real Estate 1-4 Family FIRST AND JUNIOR LIEN Mortgage Loans  Our real estate 1-4 family first and junior lien mortgage loans primarily include loans we have made to customers and retained as part of our asset liability management strategy. These loans include the Pick-a-Pay portfolio acquired from Wachovia and the home equity portfolio, which are discussed later in this Report. These loans also include other purchased loans and loans included on our balance sheet as a result of consolidation of variable interest entities (VIEs).

Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2013 Form 10-K.

Some of our real estate 1-4 family first and junior lien mortgage loans include an interest-only feature as part of the loan terms. These interest-only loans were approximately 15% of total loans at both March 31, 2014 and  December 31, 2013.

We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. Our liquidating option ARM loans are included in the Pick-a-Pay portfolio which was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, we have reduced the option payment portion of the portfolio, from 86% to 43% at March 31, 2014. For more information, see the “Pick-a-Pay Portfolio” section in this Report.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lein Mortgage Loans” section in our 2013 Form 10-K.

Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 18. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans at March 31, 2014, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

We monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. A junior lien is reported as a nonaccrual loan if the related first lien is 120 days past due or is in the process of foreclosure, regardless of delinquency status. Additionally, consumer loans discharged in bankruptcy are written down to net realizable collateral value and classified as TDRs, regardless of their delinquency status.

Table 18: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	March 31, 2014
	Real estate	Real estate	Total real
	1-4 family	1-4 family	estate 1-4	% of
	first	junior lien	family	total
(in millions)	mortgage	mortgage	mortgage	loans
PCI loans:
California	$16,043	30	16,073	2%
Florida	1,865	19	1,884	*
New Jersey	910	16	926	*
Other (1)	4,712	52	4,764	1
Total PCI loans	$23,530	117	23,647	3%
All other loans:
California	$73,256	17,731	90,987	11%
Florida	14,732	5,777	20,509	2
New York	15,054	2,790	17,844	2
New Jersey	10,195	4,996	15,191	2
Virginia	6,890	3,460	10,350	1
Pennsylvania	5,898	3,086	8,984	1
Texas	7,802	918	8,720	1
North Carolina	5,947	2,771	8,718	1
Georgia	4,830	2,544	7,374	1
Other (2)	61,649	19,775	81,424	10
Government insured/
guaranteed loans (3)	29,695	-	29,695	4
Total all other loans	$235,948	63,848	299,796	36%
Total	$259,478	63,965	323,443	39%

*     Less than 1%.

(1)  Consists of 45 states; no state had loans in excess of $563 million.

(2)  Consists of 41 states; no state had loans in excess of $7.1 billion.

(3)  Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in first quarter 2014 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at March 31, 2014, totaled $11.1 billion, or 4%, of total non-PCI mortgages, compared with $11.9 billion, or 4%, at December 31, 2013. Loans with FICO scores lower than 640 totaled $30.5 billion at March 31, 2014, or 10% of total non-PCI mortgages, compared with $31.5 billion, or 10%, at December 31, 2013. Mortgages with a LTV/CLTV greater than 100% totaled $31.3 billion at March 31, 2014, or 10% of total non-PCI mortgages, compared with $34.3 billion, or 11%, at December 31, 2013. Information regarding credit risk indicators can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management – Credit Risk  Management (continued)

Pick‑a‑Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.

The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Real estate 1-4 family junior lien mortgages and lines of credit associated with Pick-a-Pay loans are reported in the home equity portfolio. Table 19 provides balances by types of loans as of March 31, 2014, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $28.2 billion at March 31, 2014, compared with $61.0 billion at acquisition. Modification efforts have largely involved option payment PCI loans, which, based on adjusted unpaid principal balance, have declined to 16% of the total Pick-a-Pay portfolio at March 31, 2014, compared with 51% at acquisition.

Table 19: Pick-a-Pay Portfolio - Comparison to Acquisition Date

			December 31,
	March 31, 2014		2013		2008
	Adjusted		Adjusted		Adjusted
	unpaid		unpaid		unpaid
	principal	% of	principal	% of	principal	% of
(in millions)	balance (1)	total	balance (1)	total	balance (1)	total
Option payment loans	$23,311	43%	$24,420	44%	$99,937	86%
Non-option payment adjustable-rate
and fixed-rate loans (2)	7,617	14	7,892	14	15,763	14
Full-term loan modifications	23,439	43	23,509	42	-	-
Total adjusted unpaid principal balance	$54,367	100%	$55,821	100%	$115,700	100%
Total carrying value	$49,533		50,971		95,315

(1)

Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Pick-a-Pay loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Total interest deferred due to negative amortization on Pick-a-Pay loans was $814 million at March 31, 2014, and $902 million at December 31, 2013. Approximately 94% of the Pick-a-Pay customers making a minimum payment in March 2014 did not defer interest, compared with 93% in December 2013.

Deferral of interest on a Pick-a-Pay loan may continue as long as the loan balance remains below a pre-defined principal cap, which is based on the percentage that the current loan balance represents to the original loan balance. A significant portion of the Pick-a-Pay portfolio has a cap of 125% of the original loan balance. Most of the Pick-a-Pay loans on which there is a deferred interest balance re-amortize (the monthly payment amount is reset or “recast”) on the earlier of the date when the loan balance reaches its principal cap, or generally the 10-year anniversary of the loan. After a recast, the customers’ new payment terms are reset to the amount necessary to repay the balance over the remainder of the original loan term.

Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term where borrowers will have a payment change over 7.5%. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap and also experiencing a payment change over the annual 7.5% reset: $29 million for the remainder of 2014, $61 million in 2015 and $34 million in 2016. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change over the annual 7.5% reset: $166 million for the remainder of 2014, $373 million in 2015 and $432 million in 2016. In first quarter 2014, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $15 million.

Table 20 reflects the geographic distribution of the Pick-a-Pay portfolio broken out between PCI loans and all other loans. The LTV ratio is a useful metric in evaluating future real estate 1-4 family first mortgage loan performance, including potential charge-offs. Because PCI loans were initially recorded at fair value, including write-downs for expected credit losses, the ratio of the carrying value to the current collateral value will be lower compared with the LTV based on the adjusted unpaid principal balance. For informational purposes, we have included both ratios for PCI loans in the following table.

Table 20: Pick-a-Pay Portfolio (1)

	March 31, 2014
	PCI loans				All other loans
				Ratio of		Ratio of
	Adjusted			carrying		carrying
	unpaid	Current		value to		value to
	principal	LTV	Carrying	current	Carrying	current
(in millions)	balance (2)	ratio (3)	value (4)	value (5)	value (4)	value (5)
California	$19,459	88%	$16,029	71%	$12,781	64%
Florida	2,329	97	1,813	69	2,667	78
New Jersey	995	86	878	69	1,710	74
New York	596	83	542	68	776	72
Texas	258	69	229	60	1,040	55
Other states	4,587	88	3,801	71	7,267	74
Total Pick-a-Pay loans	$28,224		$23,292		$26,241

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2014.
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

In first quarter 2014, we completed more than 1,900 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed more than 125,500 modifications since the Wachovia acquisition, resulting in $5.9 billion of principal forgiveness to our Pick-a-Pay customers as well as an additional $198 million of conditional forgiveness that can be earned by borrowers through performance over a three year period.

Due to better than expected performance observed on the Pick-a-Pay PCI portfolio compared with the original acquisition estimates, we have reclassified $3.9 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 12.5 years at March 31, 2014. The weighted average remaining life decreased slightly from December 31, 2013 due to the passage of time. The  accretable yield percentage at March 31, 2014, was 4.98%, unchanged from the end of 2013. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield rate and the estimated weighted-average life of the portfolio.

The predominant portion of our PCI loans is included in the Pick-a-Pay portfolio. For further information on the judgment involved in estimating expected cash flows for PCI loans, see the “Critical Accounting Policies – Purchased Credit-Impaired Loans” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K.

Risk Management – Credit Risk  Management (continued)

Home Equity Portfolios  Our home equity portfolios consist of real estate 1-4 family junior lien mortgages and first and junior lien lines of credit secured by real estate. Our first lien lines of credit represent 23% of our home equity portfolio and are included in real estate 1-4 family first mortgages. The majority of our junior lien loan products are amortizing payment loans with fixed interest rates and repayment periods between five to 30 years.

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

Table 21 reflects the outstanding balance of our home equity portfolio segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.4  billion,  because they are predominantly insured by the FHA, and it excludes PCI loans, which total $149 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 21: Home Equity Portfolios Payment Schedule

			Scheduled end of draw / term
	Outstanding balance	Remainder of					2019 and
(in millions)	March 31, 2014	2014	2015	2016	2017	2018	thereafter (1)	Amortizing
Home equity lines secured by real estate:
Junior residential lines	$55,885	2,652	5,835	7,355	7,445	4,058	25,255	3,285
First residential lines	17,985	806	1,313	1,049	1,030	1,173	11,783	831
Total residential lines (2)(3)	73,870	3,458	7,148	8,404	8,475	5,231	37,038	4,116
Junior loans (4)	7,976	7	92	126	130	14	1,394	6,213
Total	$81,846	3,465	7,240	8,530	8,605	5,245	38,432	10,329
% of portfolios	100%	4	9	10	11	6	47	13

(1)

The annual scheduled end of draw or term ranges from $1.9 billion to $10.6 billion per year for 2019 and thereafter. Loans that convert in 2025 and thereafter have draw periods that generally extend to 15 or 20 years.

(2)	Lines in their draw period are predominantly interest-only. The unfunded credit commitments totaled $73.1 billion at March 31, 2014.
(3)

Includes scheduled end-of-term balloon payments totaling $680 million, $594 million, $468 million, $557 million, $594 million and $2.7 billion for 2014, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively. Amortizing lines include $148 million of end-of-term balloon payments, which are past due. At March 31, 2014, $305 million, or 8% of outstanding lines of credit that are amortizing, are 30 or more days past due compared to $1.4 billion, or 2% for lines in their draw period.

(4)

Junior loans within the term period predominantly represent principal and interest products that require a balloon payment upon the end of the loan term. Amortizing junior loans include $64 million of balloon loans that have reached end of term and are now past due.

We continuously monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. We have observed that the severity of loss for junior lien mortgages is high and generally not affected by whether we or a third party own or service the related first mortgage, but that the frequency of loss has historically been lower when we own or service the first mortgage. In general, we have limited information available on the delinquency status of the third party owned or serviced senior lien where we also hold a junior lien. To capture this inherent loss content, we use the experience of our junior lien mortgages behind delinquent first liens that are owned or serviced by us adjusted for observed higher delinquency rates associated with junior lien mortgages behind third party first mortgages. We incorporate this inherent loss content into our allowance for loan losses. Our allowance process for junior liens ensures appropriate consideration of the relative difference in loss experience for junior liens behind first lien mortgage loans we own or service, compared with those behind first lien mortgage loans owned or serviced by third parties. In addition, our allowance process for junior liens that are current, but are in their revolving period, appropriately reflects the inherent loss where the borrower is delinquent on the corresponding first lien mortgage loans.

Table 22 summarizes delinquency and loss rates for our junior lien mortgages and lines by the holder of the first lien.

Table 22: Home Equity Portfolios Performance by Holder of 1st Lien (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance (2)		or more past due		quarter ended
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2014	2013	2014	2013	2014	2013	2013	2013	2013
Junior lien mortgages and lines behind:
Wells Fargo owned or
serviced first lien	$31,656	32,683	2.31%	2.37	1.16	1.35	1.60	2.08	2.46
Third party first lien	32,205	33,121	2.46	2.54	1.27	1.38	1.65	2.00	2.48
Total junior lien mortgages and lines	63,861	65,804	2.39	2.45	1.21	1.36	1.62	2.04	2.47
First lien lines	17,985	18,326	3.05	3.00	0.31	0.41	0.41	0.56	0.61
Total	$81,846	84,130	2.53	2.57	1.02	1.16	1.36	1.72	2.08

(1)			Excludes both real estate 1-4 family first lien line reverse mortgages predominantly insured by the FHA and PCI loans.
(2)			Includes $1.2 billion at both March 31, 2014, and December 31, 2013, associated with the Pick-a-Pay portfolio.

We monitor the number of borrowers paying the minimum amount due on a monthly basis. In March 2014, approximately 95% of our borrowers with a home equity outstanding balance paid the minimum amount due or more, while approximately 43% paid only the minimum amount due.

The home equity liquidating portfolio includes home equity loans generated through third party channels, including correspondent loans. This liquidating portfolio represents less than 1% of our total loans outstanding at March 31, 2014, and contains some of the highest risk in our home equity portfolio, with an annualized loss rate of 3.09% compared with 0.92% for the core (non-liquidating) home equity portfolio for the quarter ended March 31, 2014.

Risk Management – Credit Risk  Management (continued)

Table 23 shows the credit attributes of the core and liquidating home equity portfolios and lists the top five states by outstanding balance for the core portfolio. Loans to California borrowers represent the largest state concentration in each of these portfolios. The decrease in outstanding balances since December 31, 2013 primarily reflects loan paydowns and charge-offs. As of March 31, 2014, 23% of the outstanding balance of the core home equity portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion of the outstanding balances of these loans (the outstanding amount that was in excess of the most recent property collateral value) totaled 9% of the core home equity portfolio at March 31, 2014.

Table 23: Home Equity Portfolios (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance		or more past due		quarter ended
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2014	2013	2014	2013	2014	2013	2013	2013	2013
Core portfolio (2)
California	$19,601	20,198	2.10%	2.08	0.60	1.34	1.06	1.47	2.01
Florida	8,479	8,699	3.35	3.57	1.41	1.99	1.67	2.13	2.61
New Jersey	6,598	6,734	3.45	3.57	1.23	1.47	1.44	1.43	1.70
Virginia	4,252	4,328	1.99	1.96	0.73	1.00	0.79	1.03	1.36
Pennsylvania	4,201	4,282	2.78	2.79	0.83	1.07	1.00	1.18	1.36
Other	35,210	36,194	2.34	2.37	0.97	1.44	1.20	1.60	1.80
Total	78,341	80,435	2.49	2.53	0.92	1.43	1.20	1.56	1.89

Liquidating portfolio	3,505	3,695	3.54	3.49	3.09	4.80	4.61	5.05	5.87
Total core and
liquidating portfolios	$81,846	84,130	2.53	2.57	1.02	1.59	1.36	1.72	2.08

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

(2)			Includes $1.2 billion at both March 31, 2014, and December 31, 2013, associated with the Pick-a-Pay portfolio.

Credit Cards  Our credit card portfolio totaled $26.1 billion at March 31, 2014, which represented 3% of our total outstanding loans. The quarterly net charge-off rate (annualized) for our credit card portfolio was 3.57% for first quarter 2014, compared with 3.96% for first quarter 2013.

AUTOmobile  Our automobile portfolio, predominantly composed of indirect loans, totaled $52.6 billion at March 31, 2014. The quarterly net charge-off rate (annualized) for our automobile portfolio was 0.70% for first quarter 2014, compared with 0.66% for first quarter 2013.

Other revolving Credit and installment  Other revolving credit and installment loans totaled $43.1 billion at March 31, 2014, and primarily included student and security-based margin loans. Student loans totaled $21.9 billion at March 31, 2014, of which $10.2 billion were government guaranteed. The  quarterly net charge-off rate (annualized) for other revolving credit and installment loans was 1.29% for first quarter 2014, compared with 1.37% for first quarter 2013. Excluding government guaranteed student loans, the quarterly net charge-off rates (annualized) were 1.65% for first quarter 2014  and 1.83% for first quarter 2013, respectively.

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

•         part of the principal balance has been charged off (including loans discharged in bankruptcy);

•         for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•         performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 24: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

		March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013
			% of		% of		% of		% of
			total		total		total		total
($ in millions)		Balance	loans	Balance	loans	Balance	loans	Balance	loans
Nonaccrual loans:
	Commercial:
	Commercial and industrial	$630	0.32%	$738	0.38%	$809	0.43%	$1,022	0.55%
	Real estate mortgage	2,030	1.88	2,252	2.10	2,496	2.36	2,708	2.59
	Real estate construction	296	1.78	416	2.48	517	3.15	665	4.04
	Lease financing	31	0.26	29	0.24	17	0.15	20	0.17
	Foreign	40	0.08	40	0.08	47	0.10	40	0.10
	Total commercial (1)	3,027	0.79	3,475	0.92	3,886	1.05	4,455	1.23
	Consumer:
	Real estate 1-4 family
	first mortgage (2)	9,357	3.61	9,799	3.79	10,450	4.10	10,705	4.23
	Real estate 1-4 family
	junior lien mortgage	2,072	3.24	2,188	3.32	2,333	3.45	2,522	3.60
	Automobile	161	0.31	173	0.34	188	0.38	200	0.41
	Other revolving credit and installment	33	0.08	33	0.08	36	0.08	33	0.08
	Total consumer	11,623	2.61	12,193	2.74	13,007	2.95	13,460	3.07
	Total nonaccrual
	loans (3)(4)(5)	14,650	1.77	15,668	1.91	16,893	2.09	17,915	2.24
Foreclosed assets:
	Government insured/guaranteed (6)	2,302		2,093		1,781		1,026
	Non-government insured/guaranteed	1,813		1,844		2,021		2,114
	Total foreclosed assets	4,115		3,937		3,802		3,140
	Total nonperforming assets	$18,765	2.27%	$19,605	2.38%	$20,695	2.56%	$21,055	2.63%
Change in NPAs from prior quarter		$(840)		(1,090)		(360)		(1,821)

(1)	Includes LHFS of $1 million, $1 million, $26 million and $15 million at March 31, 2014 and December 31, September 30, and June 30, 2013, respectively.
(2)	Includes MHFS of $227 million, $227 million, $288 million and $293 million at March 31, 2014 and December 31, September 30, and June 30, 2013, respectively.
(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.
(4)

Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA and student loans predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program are not placed on nonaccrual status because they are insured or guaranteed.

(5)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans and loans in process of foreclosure.
(6)

Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Foreclosed assets in the latter half of 2013 were elevated due to an increase in completed foreclosures, as enhancements to loan modification programs and an FHA foreclosure moratorium, which previously slowed new foreclosures, were resolved. The increase in balance at March 31, 2014, reflects a slowdown in processing the elevated levels of foreclosed properties through the U.S. Department of Housing and Urban Development (HUD) conveyance requirements as a result of industry resource constraints to deal with the elevated levels, as well as other factors, including an increase in foreclosures in states with longer redemption periods, longer occupant evacuation periods, increased maintenance required for aging foreclosures and longer repair authorization periods.

Risk Management – Credit Risk  Management (continued)

Table 25 provides an analysis of the changes in nonaccrual loans.

Table 25: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2014	2013	2013	2013	2013
Commercial nonaccrual loans
Balance, beginning of quarter	$3,475	3,886	4,455	5,242	5,824
Inflows	367	520	490	557	611
Outflows:
Returned to accruing	(98)	(67)	(192)	(128)	(109)
Foreclosures	(79)	(34)	(77)	(120)	(91)
Charge-offs	(116)	(191)	(150)	(193)	(189)
Payments, sales and other (1)	(522)	(639)	(640)	(903)	(804)
Total outflows	(815)	(931)	(1,059)	(1,344)	(1,193)
Balance, end of quarter	3,027	3,475	3,886	4,455	5,242
Consumer nonaccrual loans
Balance, beginning of quarter	12,193	13,007	13,460	14,284	14,662
Inflows	1,650	1,691	2,015	2,071	2,340
Outflows:
Returned to accruing	(1,104)	(953)	(997)	(1,156)	(1,031)
Foreclosures	(146)	(162)	(167)	(95)	(173)
Charge-offs	(400)	(437)	(480)	(651)	(775)
Payments, sales and other (1)	(570)	(953)	(824)	(993)	(739)
Total outflows	(2,220)	(2,505)	(2,468)	(2,895)	(2,718)
Balance, end of quarter	11,623	12,193	13,007	13,460	14,284
Total nonaccrual loans	$14,650	15,668	16,893	17,915	19,526

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

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

While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at March 31, 2014:

•      97% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 66% have a combined LTV (CLTV) ratio of 80% or less.

•      losses of $716 million and $3.7 billion have already been recognized on 33% of commercial nonaccrual loans and 52% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by the Interagency or OCC Guidance), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•      67% of commercial nonaccrual loans were current on interest.

•      the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•      $2.2  billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $2.1 billion were current.

We continue to work with our customers experiencing financial difficulty to determine if they can qualify for a loan modification so that they can stay in their homes. Under both our proprietary modification programs and the MHA programs, customers may be required to provide updated documentation, and some programs require completion of payment during trial periods to demonstrate sustained performance before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, some states, including California, Oregon and Massachusetts, have recently enacted legislation or the courts have changed the foreclosure process in a manner that significantly increases the time to complete the foreclosure process; therefore loans remain in nonaccrual status for longer periods. In certain other states, including New York, New Jersey and Florida, the foreclosure timeline has significantly increased due to backlogs in an already complex process.

Table 26 provides a summary and an analysis of changes in foreclosed assets.

Table 26: Foreclosed Assets

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2014	2013	2013	2013	2013
Government insured/guaranteed (1)	$2,302	2,093	1,781	1,026	969
PCI loans:
Commercial	461	497	559	597	641
Consumer	177	149	125	127	179
Total PCI loans	638	646	684	724	820
All other loans:
Commercial	736	759	944	1,012	1,060
Consumer	439	439	393	378	501
Total all other loans	1,175	1,198	1,337	1,390	1,561
Total foreclosed assets	$4,115	3,937	3,802	3,140	3,350
Analysis of changes in foreclosed assets
Balance, beginning of quarter	$3,937	3,802	3,140	3,350	4,023
Net change in government insured/guaranteed (1)(2)	209	312	755	57	(540)
Additions to foreclosed assets (3)	448	428	459	406	559
Reductions:
Sales	(490)	(823)	(545)	(647)	(658)
Write-downs and gains (losses) on sales	11	218	(7)	(26)	(34)
Total reductions	(479)	(605)	(552)	(673)	(692)
Balance, end of quarter	$4,115	3,937	3,802	3,140	3,350

(1)

Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Foreclosed assets in the latter half of 2013 were elevated due to an increase in completed foreclosures, as enhancements to loan modification programs and an FHA foreclosure moratorium, which previously slowed new foreclosures, were resolved. The increase in balance at March 31, 2014, reflects a slowdown in processing the elevated levels of foreclosed properties through the HUD conveyance requirements as a result of industry resource constraints to deal with the elevated levels, as well as other factors, including an increase in foreclosures in states with longer redemption periods, longer occupant evacuation periods, increased maintenance required for aging foreclosures and longer repair authorization periods.

(2)

Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $801 million, $892 million, $1.3 billion, $639 million and $71 million for the quarter ended March 31, 2014 and December 31, September 30, June 30, and March 31, 2013, respectively. Transfer amounts for the quarter ended September 30, June 30 and March 31, 2013 have been revised to conform with the current period presentation.

(3)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at March 31, 2014, included $3.1 billion of foreclosed residential real estate that had collateralized commercial and consumer loans, of which 74% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining balance of $1.0 billion of foreclosed assets has been written down to estimated net realizable value. Foreclosed assets at March 31, 2014 have increased slightly, compared with December 31, 2013. At March 31, 2014, 69%  of foreclosed assets of $4.1 billion have been in the foreclosed assets portfolio one year or less.

Given the industry resource constraints and other factors affecting our ability to meet HUD conveyance requirements, we anticipate continuing to hold an elevated level of foreclosed assets on our balance sheet.

Risk Management – Credit Risk  Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 27: Troubled Debt Restructurings (TDRs)

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2014	2013	2013	2013	2013
Commercial TDRs
Commercial and industrial	$1,081	1,032	1,153	1,238	1,493
Real estate mortgage	2,233	2,248	2,457	2,605	2,556
Real estate construction	454	475	598	680	735
Lease financing	6	8	9	11	17
Foreign	7	2	2	17	17
Total commercial TDRs	3,781	3,765	4,219	4,551	4,818
Consumer TDRs
Real estate 1-4 family first mortgage	19,043	18,925	18,974	19,093	18,928
Real estate 1-4 family junior lien mortgage	2,460	2,468	2,399	2,408	2,431
Credit Card	399	431	455	477	501
Automobile	169	189	212	246	279
Other revolving credit and installment	34	33	32	29	27
Trial modifications	593	650	717	716	723
Total consumer TDRs (1)	22,698	22,696	22,789	22,969	22,889
Total TDRs	$26,479	26,461	27,008	27,520	27,707

TDRs on nonaccrual status	$7,774	8,172	8,609	9,030	10,332
TDRs on accrual status (1)	18,705	18,289	18,399	18,490	17,375
Total TDRs	$26,479	26,461	27,008	27,520	27,707

(1)

TDR loans include $2.6 billion, $2.5 billion, $2.4 billion, $2.5 billion and $2.5 billion at March 31, 2014, and December 31, September 30, June 30 and March 31, 2013, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and are accruing.

Table 27 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $4.2 billion and $4.5 billion at March 31, 2014 and December 31, 2013, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

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

Table 28 provides an analysis of the changes in TDRs. Loans that may be modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, sales and transfers to held for sale, we may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 28: Analysis of Changes in TDRs

			Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2014	2013	2013	2013	2013
Commercial TDRs
Balance, beginning of quarter	$3,765	4,219	4,551	4,818	5,146
Inflows	442	292	534	468	500
Outflows
Charge-offs	(23)	(44)	(24)	(24)	(40)
Foreclosures	(3)	(16)	(16)	(26)	(30)
Payments, sales and other (1)	(400)	(686)	(826)	(685)	(758)
Balance, end of quarter	3,781	3,765	4,219	4,551	4,818
Consumer TDRs
Balance, beginning of quarter	22,696	22,789	22,969	22,889	21,768
Inflows	1,104	1,248	1,282	1,352	2,076
Outflows
Charge-offs	(157)	(155)	(183)	(241)	(280)
Foreclosures	(325)	(417)	(519)	(240)	(114)
Payments, sales and other (1)	(563)	(701)	(761)	(785)	(579)
Net change in trial modifications (2)	(57)	(68)	1	(6)	18
Balance, end of quarter	22,698	22,696	22,789	22,969	22,889
Total TDRs	$26,479	26,461	27,008	27,520	27,707

(1)

Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $1 million, $29 million, $40 million and $15 million of loans refinanced or restructured as new loans and removed from TDR classification for the quarters ended March 31, 2014, September 30, June 30, and March 31, 2013, respectively. No loans were removed from TDR classification for the quarter ended December 31, 2013, as a result of being refinanced or restructured as new loans.

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

Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at March 31, 2014, were down $95 million, or 9%, from December 31, 2013, due to payoffs, modifications and other loss mitigation activities, decline in non-strategic and liquidating portfolios, and credit stabilization.

Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $20.3 billion at March 31, 2014, down from $22.2 billion  at December 31, 2013.

Table 29 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 29: Loans 90 Days or More Past Due and Still Accruing

		Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)		2014	2013	2013	2013	2013
Loans 90 days or more past due and still accruing:
	Total (excluding PCI (1)):	$21,215	23,219	22,181	22,197	23,082
	Less: FHA insured/VA guaranteed (2)(3)	19,405	21,274	20,214	20,112	20,745
	Less: Student loans guaranteed under the FFELP (4)	860	900	917	931	977
	Total, not government insured/guaranteed	$950	1,045	1,050	1,154	1,360

By segment and class, not government insured/guaranteed:
	Commercial:
	Commercial and industrial	$11	11	125	37	47
	Real estate mortgage	13	35	40	175	164
	Real estate construction	69	97	1	4	47
	Foreign	2	-	1	-	7
	Total commercial	95	143	167	216	265
	Consumer:
	Real estate 1-4 family first mortgage (3)	333	354	383	476	563
	Real estate 1-4 family junior lien mortgage (3)	88	86	89	92	112
	Credit card	308	321	285	263	306
	Automobile	41	55	48	32	33
	Other revolving credit and installment	85	86	78	75	81
	Total consumer	855	902	883	938	1,095
	Total, not government insured/guaranteed	$950	1,045	1,050	1,154	1,360

(1)	PCI loans totaled $4.3 billion, $4.5 billion, $4.9 billion, $5.4 billion and $5.8 billion at March 31, 2014 and December 31, September 30, June 30 and March 31, 2013, respectively.
(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
(3)	Includes mortgages held for sale 90 days or more past due and still accruing.
(4)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

NET CHARGE-OFFS

Table 30: Net Charge-offs

									Quarter ended
	Mar. 31, 2014		Dec. 31, 2013		Sept. 30, 2013		June 30, 2013		Mar. 31, 2013
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in millions)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)
Commercial:
Commercial and
industrial	$45	0.09%	$107	0.22%	$58	0.12%	$77	0.17%	$93	0.21%
Real estate mortgage	(22)	(0.08)	(41)	(0.15)	(20)	(0.08)	(5)	(0.02)	29	0.11
Real estate construction	(23)	(0.55)	(13)	(0.32)	(17)	(0.41)	(45)	(1.10)	(34)	(0.83)
Lease financing	1	0.03	-	-	-	-	18	0.57	(1)	(0.02)
Foreign	4	0.03	-	-	(2)	(0.02)	(1)	(0.01)	3	0.03
Total commercial	5	0.01	53	0.06	19	0.02	44	0.05	90	0.10
Consumer:
Real estate 1-4 family
first mortgage	170	0.27	195	0.30	242	0.38	328	0.52	429	0.69
Real estate 1-4 family
junior lien mortgage	192	1.20	226	1.34	275	1.58	359	2.02	449	2.46
Credit card	231	3.57	220	3.38	207	3.28	234	3.90	235	3.96
Automobile	90	0.70	108	0.85	78	0.63	42	0.35	76	0.66
Other revolving credit
and installment	137	1.29	161	1.50	154	1.46	145	1.38	140	1.37
Total consumer	820	0.75	910	0.82	956	0.86	1,108	1.01	1,329	1.23
Total	$825	0.41%	$963	0.47%	$975	0.48%	$1,152	0.58%	$1,419	0.72%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 30 presents net charge-offs for first quarter 2014 and each of the four quarters of 2013.  Net charge-offs in first quarter 2014 were $825 million (0.41% of average total loans outstanding) compared with $1.4 billion (0.72%) in first quarter 2013.

Due to higher dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and varies more, compared with consumer loan portfolios. We continued to have improvement in our residential real estate secured portfolios.

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

We apply a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. Our estimation approach for the commercial portfolio reflects the estimated probability of default in accordance with the borrower’s financial strength, and the severity of loss in the event of default, considering the quality of any underlying collateral. Probability of default and severity at the time of default are statistically derived through historical observations of defaults and losses after default within each credit risk rating. Our estimation approach for the consumer portfolio uses forecasted losses that represent our best estimate of inherent loss based on historical experience, quantitative and other mathematical techniques over the loss emergence period. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2013 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 31 presents the allocation of the allowance for credit losses by loan segment and class for the current quarter and last four years.

Risk Management – Credit Risk  Management (continued)

Table 31: Allocation of the Allowance for Credit Losses (ACL)

	Mar. 31, 2014		Dec. 31, 2013		Dec. 31, 2012		Dec. 31, 2011		Dec. 31, 2010
	Loans		Loans		Loans		Loans		Loans
		as %		as %		as %		as %		as %
		of total		of total		of total		of total		of total
(in millions)	ACL	loans	ACL	loans	ACL	loans	ACL	loans	ACL	loans
Commercial:
Commercial and industrial	$2,981	24%	$2,775	24%	$2,543	23%	$2,649	22%	$3,299	20%
Real estate mortgage	1,846	13	2,102	13	2,283	13	2,550	14	3,072	13
Real estate construction	1,019	2	770	2	552	2	893	2	1,387	4
Lease financing	159	1	127	1	85	2	82	2	173	2
Foreign	349	6	329	6	251	5	184	5	238	4
Total commercial	6,354	46	6,103	46	5,714	45	6,358	45	8,169	43
Consumer:
Real estate 1-4 family first mortgage	3,750	32	4,087	32	6,100	31	6,934	30	7,603	30
Real estate 1-4 family
junior lien mortgage	2,059	8	2,534	8	3,462	10	3,897	11	4,557	13
Credit card	1,218	3	1,224	3	1,234	3	1,294	3	1,945	3
Automobile	482	6	475	6	417	6	555	6	771	6
Other revolving credit and installment	551	5	548	5	550	5	630	5	418	5
Total consumer	8,060	54	8,868	54	11,763	55	13,310	55	15,294	57
Total	$14,414	100%	$14,971	100%	$17,477	100%	$19,668	100%	$23,463	100%

	Mar. 31, 2014		Dec. 31, 2013		Dec. 31, 2012		Dec. 31, 2011		Dec. 31, 2010
Components:
Allowance for loan losses	$13,695		14,502		17,060		19,372		23,022
Allowance for unfunded
credit commitments	719		469		417		296		441
Allowance for credit losses	$14,414		14,971		17,477		19,668		23,463
Allowance for loan losses as a percentage
of total loans	1.66%		1.76		2.13		2.52		3.04
Allowance for loan losses as a percentage
of total net charge-offs (1)	409		322		189		171		130
Allowance for credit losses as a percentage
of total loans	1.74		1.82		2.19		2.56		3.10
Allowance for credit losses as a percentage
of total nonaccrual loans	98		96		85		92		89

(1)		Total net charge-offs are annualized for quarter ended March 31, 2014.

In addition to the allowance for credit losses, there was $5.1 billion at March 31, 2014, and $5.2 billion at December 31, 2013, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over one-half of nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at March 31, 2014.

Total provision for credit losses was $325 million in first quarter 2014, compared with $1.2 billion in first quarter 2013. The decline in the allowance for credit losses in first quarter 2014 was impacted by a $500 million release, which reflected continued improvement in consumer loss severity, delinquency trends and improved portfolio performance, particularly in residential real estate and primarily associated with continued improvement in the housing market.

We believe the allowance for credit losses of $14.4 billion at March 31, 2014, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. We continue to expect future allowance releases, absent a significant deterioration in the economy. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K.

LIABILITY for Mortgage Loan Repurchase Losses  In connection with our sales and securitization of residential mortgage loans to various parties, we have established a mortgage repurchase liability, initially at fair value, related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation, whether or not we currently service those loans, based on a combination of factors. Our mortgage repurchase liability estimation process also incorporates a forecast of repurchase demands associated with mortgage insurance rescission activity.

Because we retain the servicing for most of the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.8 trillion in the residential mortgage loan servicing portfolio at March 31, 2014, 94% was current, less than 2% was subprime at origination, and less than 1% was related to home equity loan securitizations. Our combined delinquency and foreclosure rate on this portfolio was 5.56% at March 31, 2014, compared with 6.40% at December 31, 2013. Three percent of this portfolio is private label securitizations for which we originated the loans and therefore have some repurchase risk.

The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at March 31, 2014, was down from a year ago both in number of outstanding loans and in total dollar balances as we continued to work through the new demands and mortgage insurance rescissions and as we announced settlements with both FHLMC and FNMA in 2013, that resolved substantially all repurchase liabilities associated with loans sold to FHLMC prior to January 1, 2009, and loans sold to FNMA that were originated prior to January 1, 2009. Demands from private investors declined significantly in first quarter 2014, primarily due to settlements with two private investors that resolved many of the increased demands we experienced commencing in 2012 and significantly in fourth quarter 2013. Both of these settlements were predominantly covered by mortgage loan repurchase accruals established in prior periods.

Table 32 provides the number of unresolved repurchase demands and mortgage insurance rescissions.

Table 32: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government				Mortgage insurance
	sponsored entities (1)		Private		rescissions with no demand (2)		Total
	Number of	Original loan	Number of	Original loan	Number of	Original loan	Number of	Original loan
($ in millions)	loans	balance (3)	loans	balance (3)	loans	balance (3)	loans	balance (3)

2014
March 31,	599	$126	391	$89	409	$90	1,399	$305

2013
December 31,	674	$124	2,260	$497	394	$87	3,328	708
September 30,	4,422	$958	1,240	$264	385	$87	6,047	1,309
June 30,	6,313	$1,413	1,206	$258	561	$127	8,080	1,798
March 31,	5,910	$1,371	1,278	$278	652	$145	7,840	1,794

(1)

Includes unresolved repurchase demands of 25 and $3 million, 42 and $6 million, 1,247 and $225 million, 942 and $190 million, and 674 and $147 million at March 31, 2014, and December 31, September 30, June 30 and March 31, 2013, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller.

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

Risk Management – Credit Risk  Management (continued)

Table 33 summarizes the changes in our mortgage repurchase liability. We incurred net losses on repurchased loans and investor reimbursements totaling $106 million in first quarter 2014, compared with $198 million a year ago.

Table 33: Changes in Mortgage Repurchase Liability

		Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2014	2013	2013	2013	2013
Balance, beginning of period	$899	1,421	2,222	2,317	2,206
Provision for repurchase losses:
Loan sales	10	16	28	40	59
Change in estimate (1)	(4)	10	-	25	250
Total additions	6	26	28	65	309
Losses (2)	(106)	(548)	(829)	(160)	(198)
Balance, end of period	$799	899	1,421	2,222	2,317

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.
(2)

Quarter ended September 30, 2013, reflects $746 million as a result of the agreement with Freddie Mac that substantially resolves all repurchase liabilities related to loans sold to Freddie Mac prior to January 1, 2009. Quarter ended December 31, 2013, reflects $508 million as a result of the agreement with Fannie Mae that substantially resolves all repurchase liabilities related to loans sold to Fannie Mae that were originated prior to January 1, 2009.

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $799 million at March 31, 2014 and $2.3 billion at March 31, 2013. In first quarter 2014, we provided $6 million, which reduced net gains on mortgage loan origination/sales activities, compared with a provision of $309 million  for first quarter 2013. The provision in first quarter 2014 was primarily associated with new loan sales.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $940 million at March 31, 2014, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

For additional information on our repurchase liability, see the “Risk Management –Credit Risk Management –Liability For Mortgage Loan Repurchase Losses” and the “Critical Accounting Policies Liability for Mortgage Loan Repurchase Losses” sections in our 2013 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

RISKS RELATING TO SERVICING ACTIVITIES  In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential mortgage loans included in GSE-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors. In connection with our servicing activities we have entered into various settlements with federal and state regulators to resolve certain alleged servicing issues and practices. In general, these settlements require us to provide customers with loan modification relief, refinancing relief, and foreclosure prevention and assistance, as well as imposed certain monetary penalties on us.

In particular, on February 28, 2013, we entered into amendments to the April 2011 Consent Order with both the Office of the Comptroller of the Currency (OCC) and the FRB, which effectively ceased the Independent Foreclosure Review program created by such Consent Order and replaced it with an accelerated remediation process to be administered by the OCC and the FRB. We are required to meet the commitment to provide foreclosure prevention actions on $1.2 billion of loans under this accelerated remediation process by January 7, 2015, and we anticipate that we will be able to meet our commitment within the required timeline primarily through first lien modification and short sale activities. This commitment did not result in any charge as we believe it is covered through the existing allowance for credit losses and the nonaccretable difference related to the purchased credit-impaired loan portfolios.

On February 9, 2012, a federal/state settlement was announced among the DOJ, HUD, the Department of the Treasury, the Department of Veteran Affairs, the Federal Trade Commission, the Executive Office of the U.S. Trustee, the Consumer Financial Protection Bureau, a task force of Attorneys General, Wells Fargo, and four other servicers related to investigations of mortgage industry servicing and foreclosure practices. Under the terms of this settlement, which will remain in effect for three and a half years (subject to a trailing review period) we have agreed to the following programmatic commitments, consisting of three components totaling approximately $5.3 billion:

•      Consumer Relief Program commitment of $3.4 billion

•      Refinance Program commitment of $900 million

•      Foreclosure Assistance Program of $1 billion

Additionally and simultaneously, the OCC and FRB announced the imposition of civil money penalties of $83 million and $87 million, respectively, pursuant to the Consent Orders. While still subject to FRB confirmation, we believe the civil money obligations were satisfied through payments made under the Foreclosure Assistance Program to the federal government and participating states for their use to address the impact of foreclosure challenges as they determine and which may include direct payments to consumers.

As announced on March 18, 2014, we have successfully fulfilled our commitments under both the Consumer Relief (and state-level sub-commitments) and the Refinance Programs in accordance with the terms of our commitments.

For additional information about the risks and various settlements related to our servicing activities see “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” in our 2013 Form 10-K.

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

•         the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, MBS held in the investment securities portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income); or

•         interest rates may also have a direct or indirect effect on loan demand, collateral values, credit losses, mortgage origination volume, the fair value of MSRs and other financial instruments, the value of the pension liability and other items affecting earnings.

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

The degree to which these sensitivities offset each other is dependent upon the timing and magnitude of changes in interest rates, and the slope of the yield curve. During a transition to a higher or lower interest rate environment, a reduction or increase in interest-sensitive earnings from the mortgage banking business could occur quickly, while the benefit or detriment from balance sheet repricing could take more time to develop. For example, our lowest rate scenario  (scenario 1) in the following table initially measures a decline in long-term interest rates versus our most likely scenario. Although the performance in this rate scenario contains initial benefit from increased mortgage banking activity, the result is lower earnings relative to the most likely scenario over time given pressure on net interest income. The higher rate scenarios (scenario 3 and scenario 4) measure the impact of varying degrees of rising short-term and long-term interest rates over the course of the forecast horizon relative to the most likely scenario, both resulting in positive earnings sensitivity.

As of March 31, 2014, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 34, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan and a negative range indicates a detrimental earnings sensitivity relative to the most likely earnings plan).

Table 34: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan

	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Ending rates:
Federal funds	1.00%	0.25	0.50	1.75	4.50
10-year treasury (1)	3.56	1.70	3.06	4.06	5.40

Earnings relative to
most likely	N/A	(3)-(4)%	(2)-(3)	0-5	>5

(1)	U.S. Constant Maturity Treasury Rate

We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of March 31, 2014, and December 31, 2013, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in three main ways:

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

Mortgage Banking Interest Rate and Market Risk  We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For a discussion of mortgage banking interest rate and market risk, see pages 85-87 of our 2013 Form 10-K.

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

The total carrying value of our residential and commercial MSRs was $16.2 billion at March 31, 2014, and $16.8 billion at December 31, 2013. The weighted-average note rate on our portfolio of loans serviced for others was 4.51% at March 31, 2014, and 4.52% at December 31, 2013. The carrying value of our total MSRs represented 0.85% of mortgage loans serviced for others at March 31, 2014, and 0.88% at December 31, 2013.

Market Risk – Trading Activities  We engage in trading activities primarily to accommodate the investment and risk management activities of our customers, execute economic hedging to manage certain balance sheet risks and for a very limited amount of proprietary trading for our own account. These activities primarily occur within our trading businesses and include entering into transactions with our customers that are recorded as trading assets and liabilities on our balance sheet. All of our trading assets and liabilities, including securities, foreign exchange transactions, commodity transactions and derivatives are carried at fair value. Income earned related to these trading activities include net interest income and changes in fair value related to trading assets and liabilities. Net interest income earned on trading assets and liabilities is reflected in the interest income and interest expense components of our income statement. Changes in fair value of trading assets and liabilities are reflected in net gains on trading activities, a component of noninterest income in our income statement.

Table 35 presents total revenue from trading activities.

Table 35: Income from Trading Activities

	Quarter ended March 31,
(in millions)	2014	2013
Interest income (1)	$374	327
Less: Interest expense (2)	87	65
Net interest income	287	262

Noninterest income:
Net gains from trading activities (3):
Customer accommodation	360	467
Economic hedges and other (4)	66	99
Proprietary trading	6	4
Total net trading gains	432	570
Total trading-related net interest and
noninterest income	$719	832

(1)	Represents interest and dividend income earned on trading securities.
(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.
(3)	Represents realized gains from our trading activity and unrealized gains due to changes in fair value of our trading positions, attributable to the type of business activity.
(4)	Excludes economic hedging of mortgage banking activities and asset/liability management.

Customer accommodation  Customer accommodation activities are conducted to help customers manage their investment needs and risk management and hedging activities. We engage in market-making activities or act as an intermediary to purchase or sell financial instruments in anticipation of or in response to customer needs. This category also includes positions we use to manage our exposure to such transactions.

For the majority of our customer accommodation trading, we serve as intermediary between buyer and seller. For example, we may purchase or sell a derivative to a customer who wants to manage interest rate risk exposure. We typically enter into offsetting derivative or security positions with a separate counterparty or exchange to manage our exposure to the derivative with our customer. We earn income on this activity based on the transaction price difference between the customer and offsetting derivative or security positions, which is reflected in the fair value changes of the positions recorded in net gains on trading activities.

Customer accommodation trading also includes net gains related to market-making activities in which we take positions to facilitate

Risk Management – Asset/Liability Management  (continued)

customer order flow. For example, we may own securities recorded as trading assets (long positions) or sold securities we have not yet purchased, recorded as trading liabilities (short positions), typically on a short-term basis, to facilitate anticipated buying and selling demand from our customers. As market-maker in these securities, we earn income due to: (1) the difference between the price paid or received for the purchase and sale of the security (bid-ask spread), (2) the net interest income, and (3) the change in fair value of the long or short positions during the short-term period held on our balance sheet. Additionally, we may enter into separate derivative or security positions to manage our exposure related to our long or short security positions. Collectively, income earned on this type of market-making activity is reflected in the fair value changes of these positions recorded in net gain on trading activities.

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

Proprietary trading  Proprietary trading consists of security or derivative positions executed for our own account based upon market expectations or to benefit from price differences between financial instruments and markets. Proprietary trading activity has been substantially restricted by the Dodd-Frank Act provisions known as the “Volcker Rule.” Accordingly, we reduced and are exiting certain business activities in anticipation of the rule’s compliance date. As discussed within this section and the noninterest income section of our financial results, proprietary trading activity is insignificant to our business and financial results. For more details on the Volcker Rule, see the “Regulatory Reform” section in this Report and in our 2013 Form 10-K.

Daily Trading Revenue  Table 36 and Table 37 provide information on daily trading-related revenues for the Company’s trading portfolio. This trading-related revenue is defined as the change in value of the trading assets and trading liabilities, trading-related net interest income and trading-related intra-day gains and losses. Net trading-related revenue does not include activity related to long-term positions held for economic hedging purposes, period-end adjustments and other activity not representative of daily price changes driven by market factors.

Table 36:  Distribution of Daily Trading-Related Revenues (for the quarter ended March 31, 2014)

Table 37:  Daily Trading-Related Revenues

Market Risk Governance  The Finance Committee of our Board reviews and approves the acceptable level of market risk for the Company. The Corporate Risk Group’s Market Risk Committee is responsible for governance and oversight over market risk-taking activities across the Company as well as the establishment of market risk appetite and associated limits. The Corporate Market Risk Group, which is part of the Corporate Risk Group, administers and monitors compliance with the requirements established by the Market Risk Committee. The Corporate Market Risk Group has oversight responsibilities in identifying, measuring and monitoring the Company’s market risk. The group is responsible for quantitative market risk model development, establishing independent risk limits,

Risk Management – Asset/Liability Management  (continued)

calculation and analysis of market risk capital, and reporting aggregated and line of business market risk information. Limits are regularly reviewed to ensure they remain relevant and within the market risk appetite for the Company. There is an automated limits monitoring system that enables a daily comprehensive review of multiple limits mandated across businesses by the Corporate Market Risk Group. Limits are set with inner boundaries that will be periodically breached to promote an ongoing dialogue of risk exposure within the Company. Each line of business that exposes the Company to market risk has direct responsibility for managing market risk in accordance with defined risk tolerances and approved market risk mandates and hedging strategies. As described below, we measure and monitor market risk for both management and regulatory capital purposes.

Market Risk Measurement  Market Risk is the risk of adverse changes in the fair value of the trading portfolios and financial instruments held by the Company due to changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity, and commodity prices. Market risk is intrinsic to the Company’s sales and trading, market making, investing, and risk management activities.

The Company uses VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. These market risk measures are monitored at both the business unit level and at aggregated levels on a daily basis. Our corporate market risk management function aggregates all Company exposures to monitor whether risk measures are within our established risk appetite. Changes to the Company’s market risk profile are analyzed and reported on a daily basis. The Company monitors various market risk exposure measures from a variety of perspectives, which include line of business, product, risk type and legal entity.

Value-at-Risk Overview  VaR is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. We utilize VaR models to measure market risk on an aggregate basis as well as on a disaggregated basis for each individual line of business. The VaR measures assume that historical changes in market values (historical simulation analysis) are representative of the potential future outcomes and measure the expected loss over a given time interval (for example, 1 day or 10 days) within a given confidence level. The historical simulation analysis approach uses historical changes of the risk factors from each trading day in the previous 12 months. The risk drivers of each trading position associated with interest rates, credit spreads, foreign exchange rates, and equity and commodity prices are updated on a daily basis. We measure and report VaR for a 1-day holding period and a 10-day holding period at a 99% confidence level. This means that we would expect to incur single day losses greater than predicted by VaR estimates for the measured positions one time in every 100 trading days. We treat data from all historical periods as equally relevant and consider utilizing data for the previous 12 months as appropriate for determining VaR. We believe using a 12 month look back period helps ensure the Company’s VaR is responsive to current market conditions.

VaR measurement between different financial institutions is not readily comparable due to modeling and assumption differences from company to company. VaR measures are more useful when interpreted as an indication of trends rather than an absolute measure to be compared across institutions.

VaR models are subject to limitations which include, but are not limited to, the use of historical changes in market values which may not accurately reflect future changes in market values, and the inability to predict market liquidity in extreme market conditions. Limitations such as model inputs, model assumptions, and calculation methodology risk are monitored by the Corporate Market Risk Group and the Corporate Model Risk Group. Given the inherent limitations of the VaR models, the Company utilizes other measures, including sensitivity analysis and stress testing, to measure and monitor risk.

Sensitivity Analysis Overview  Sensitivity analysis is the measure of exposure to a single risk factor, such as a one basis point increase in rates or a 1% increase in equity prices. We conduct and monitor sensitivity on interest rates, credit spreads, volatility, equity, commodity, and foreign exchange exposure. Since VaR is based upon previous moves in market risk factors over recent historical periods, it may not provide accurate predictions of future market moves. Sensitivity analysis complements VaR as it provides an indication of risk relative to each factor irrespective of historical market moves.

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

An inventory of scenarios is maintained representing both historical and hypothetical stress events that affect a broad range of market risk factors with varying degrees of correlation and differing time horizons. Historical scenarios utilize an event-driven approach: the stress scenarios are based on plausible but rare events, and the analysis addresses how these events might affect the risk factors relevant to a portfolio. Hypothetical scenarios assess the impact of large movements in financial variables on portfolio values. Typical examples include a 100 basis point increase across the yield curve or a 10% decline in stock market indexes. However, this analysis lacks historical and economic content, which can limit its usefulness.

The Company’s stress testing framework is also used in calculating results in support of the Federal Reserve Board’s Comprehensive Capital Analysis & Review (CCAR) and internal risk measures. Stress scenarios are regularly reviewed and updated to address potential market events or concerns. For more detail on the CCAR process, see the “Capital Management” section in this Report.

Market Risk Monitoring   Trading VaR is the VaR measure used to provide insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to establish line of business risk limits. Trading VaR is calculated based on all trading positions classified as trading assets or trading liabilities on our balance sheet. In addition, the Company monitors and manages a variety of sensitivity exposures and stress testing estimates.

Table 38 shows the results of the Company’s Trading VaR by risk category. As presented in the table, average Trading VaR was $23 million for the quarter ended March 31, 2014, compared with $21 million for the quarter ended December 31, 2013. The increase was primarily driven by changes in portfolio composition.

Table 38: Trading 1-Day 99% VaR Metrics

		Quarter ended
	March 31, 2014				December 31, 2013
	Period				Period
(in millions)	end	Average	Low	High	end	Average	Low	High
VaR Risk Categories
Credit	$33	32	31	35	32	33	30	36
Interest rate	23	24	16	32	20	19	13	25
Equity	7	7	7	9	9	6	4	9
Commodity	1	1	1	2	1	2	1	3
Foreign exchange	2	2	1	3	-	1	-	2
Diversification benefit (1)	(44)	(43)			(38)	(40)
Total VaR	$22	23			24	21

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

Model Risk Management  Internal market risk models are governed by our Corporate Model Risk Committee (CMoR) policies and procedures, which include model validation. The purpose of model validation includes ensuring the model is appropriate for its intended use and that appropriate controls exist to help mitigate the risk of invalid results. Model validation assesses the adequacy and appropriateness of the model, including reviewing its key components such as inputs, processing components, logic or theory, output results and supporting model documentation. Validation also includes ensuring significant unobservable model inputs are appropriate given observable market transactions or other market data within the same or similar asset classes. This ensures modeled approaches are appropriate given similar product valuation techniques and are in line with their intended purpose. The Corporate Model Risk group provides oversight of model validation and assessment processes.

All internal valuation models are subject to ongoing review by business-unit-level management, and all models are subject to additional oversight by a corporate-level risk management department. Corporate oversight responsibilities include evaluating the adequacy of business unit risk management programs, maintaining company-wide model validation policies and standards and reporting the results of these activities to management and CMoR.

Regulatory Market Risk Capital  Effective January 1, 2013, U.S. banking regulators adopted “Risk-Based Capital Guidelines: Market Risk” as the regulations covering the calculation of market risk regulatory capital. The market risk capital rule, commonly known as Basel 2.5, requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The rule substantially modified the determination of market risk-weighted assets, and implements a more risk sensitive methodology. The Basel 2.5 regulatory market risk capital rule introduced new measures of market risk including stressed VaR, an incremental risk charge, and updates to standard specific risk charges. The market risk capital rule was reflected in the Company’s calculation of risk-weighted assets upon initial adoption in first quarter 2013. Effective January 1, 2014, U.S. banking regulators adopted a final rule that revised the market risk capital rule (Basel 2.5) and is commonly known as Basel III. The market risk capital rule (Basel III) was reflected in the Company’s calculation of risk-weighted assets in first quarter 2014.

Table 39 summarizes the market risk-based capital requirements charge and market RWA as of March 31, 2014, and December 31, 2013, in accordance with the Basel 2.5 market risk capital rule. The increase in market risk risk-based regulatory capital was due primarily to the increase in the standard specific risk charge which is assessed to those products that do not flow through a specific risk model.

Risk Management – Asset/Liability Management  (continued)

Table 39: Market Risk Regulatory Capital and RWA

	March 31, 2014		December 31, 2013
	Risk-	Risk-	Risk-	Risk-
	based	weighted	based	weighted
(in millions)	capital	assets	capital	assets
Total VaR Measure	$173	2,164	252	3,149
Total Stressed VaR Measure	1,059	13,238	921	11,512
Incremental Risk Charge (IRC)	376	4,692	393	4,913
Total Modeled Capital (1)	1,608	20,094	1,566	19,574
Comprehensive Risk Charge (CRC)	-	-	-	-
Securitized Product Charge	799	9,990	633	7,913
Standard Specific Risk Charge	1,288	16,104	583	7,289
De minimus Charges	155	1,939	125	1,563
Total	$3,850	48,127	2,907	36,339

(1)	Includes the capital multiplier.

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

Regulatory VaR  The  Regulatory VaR measures include:

•         General VaR – measures the risk of broad market movements such as changes in the level of interest rates, credit spreads, equity prices, foreign exchange rates, and commodity prices. General VaR uses historical simulation analysis based on 99% confidence level and a 10-day time horizon.

•         Specific Risk VaR – measures the risk of loss that could result from factors other than broad market movement or name specific market risk. Specific Risk VaR uses Monte Carlo simulation analysis based on a 99% confidence level and a 10-day time horizon.

•         Total VaR Measure – composed of General VaR and Specific Risk VaR and uses the previous 12 months of historical market data to comply with regulatory requirements.

•         Total Stressed VaR Measure – uses a historical period of significant financial stress over a continuous 12 month period using historically available market data and is composed of General Stressed VaR and Specific Risk Stressed VaR. Stressed VaR uses the same methodology and models as the Total VaR measure.

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

Table 40 shows the General VaR measure categorized by major risk categories. Table 41 shows the results of the Company’s modeled components for regulatory capital calculations. As presented in Table 40, average 10-day General VaR was $48 million for the quarter ended March 31, 2014, compared with $80 million for the quarter ended December 31, 2013. As of January 1, 2014, the market risk capital rules were modified to exclude certain interest rate hedges from the credit valuation adjustment (CVA) of counterparty risk. The removal of these CVA hedge positions, in addition to changes in portfolio composition, resulted in the reduction of Regulatory VaR from the prior quarter.

Table 40: 10-Day 99% Regulatory General VaR Categories

		Quarter ended
	March 31, 2014				December 31, 2013
	Period				Period
(in millions)	end	Average	Low	High	end	Average	Low	High
Wholesale General VaR Risk Categories
Credit	$108	113	97	132	102	107	92	120
Interest rate	54	58	36	78	40	40	24	61
Equity	4	4	1	8	7	4	2	8
Commodity	3	3	2	4	4	4	2	5
Foreign exchange	2	4	1	7	1	2	1	6
Diversification benefit (1)	(127)	(138)	-	-	(81)	(92)	-	-
Wholesale General VaR	$44	44	33	62	73	65	49	79
Company General VaR	47	48	37	66	79	80	60	96

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

Table 41: Regulatory Modeled Components Used to Calculate RWA

	Quarter ended
	March 31, 2014				December 31, 2013
	Period				Period
(in millions)	end	Average	Low	High	end	Average	Low	High
Total VaR Measure	$57	58	46	73	84	84	67	103
Total Stressed VaR Measure	364	353	270	449	328	307	245	420
Incremental Risk Charge (IRC)	339	375	307	469	425	393	354	442
Comprehensive Risk Charge (CRC)	-	-	-	-	-	-	-	-
Total Modeled Capital	$760	786			837	784

Risk Management – Asset/Liability Management  (continued)

Securitization Positions  Basel 2.5 imposes a separate market risk capital charge for positions classified as a securitization or re-securitization. The primary criteria for classification as a securitization is whether there is a transfer of risk and whether the credit risk associated with the underlying exposures has been separated into at least two tranches reflecting different levels of seniority. Covered trading securitizations positions under Basel 2.5 include ABS, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), and collateralized loan and other debt obligations (CLO/CDO) positions. The securitization capital requirements are the greater of the capital requirements of the net long or short exposure, and are capped at the maximum loss that could be incurred on any given transaction. Table 42 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at March 31, 2014, and December 31, 2013.

Table 42: Covered Securitization Positions by Exposure Type (Market Value)

	March 31, 2014				December 31, 2013
(in millions)	ABS	CMBS	RMBS	CLO/CDO	ABS	CMBS	RMBS	CLO/CDO

Securitization Exposure
Securities	$1,037	530	547	431	604	559	479	561
Derivatives	3	5	15	(60)	(2)	2	16	(72)
Total	$1,040	535	562	371	602	561	495	489

Securitization Due Diligence and Risk Monitoring  The market risk capital rule requires that for every covered trading securitization and re-securitization position, the Company conducts due diligence on the risk of each position within three days of the execution of the purchase of that position. The Company’s due diligence provides an understanding of the features that would materially affect the performance of a securitization or re-securitization. The due diligence procedures are again performed on a quarterly basis for each securitization and re-securitization position. The Company attempts to manage the risks associated with securitization and re-securitization positions through the use of offsetting positions and portfolio diversification. The Company has implemented an automated solution intended to track the due diligence associated with every transaction and position.

Comprehensive Risk Charge / Correlation Trading  The market risk capital rule requires capital for correlation trading positions. The net market value of correlation trading positions that meet the definition of a covered position at March 31, 2014 was a net gain of less than $1 million. Correlation trading is a discontinued business in which the Company is no longer active, with current positions hedged and maturing over time. Given the immaterial aspect of this discontinued activity, the Company has elected not to develop an internal model based approach but will utilize standard specific risk charges for these positions.

Other Specific Risk  For positions that are not evaluated by the approved internal specific risk models, a regulatory prescribed standard specific risk charge is applied. The standard specific risk add-on for sovereign entities, public sector entities and depository institutions is based on the Organization for Economic Co-operation and Development (OECD) country risk classifications (CRC) and the remaining contractual maturity of the position. These risk add-ons for debt positions ranges from 0.25% to 12%. The add-on for corporate debt is based on credit spreads and the remaining contractual maturity of the position. All other types of debt positions are subject to an 8% add-on. The standard specific risk add-on for equity positions is generally 8%.

VaR Backtesting  The Basel 2.5 market risk capital rule requires conducting backtesting as one form of validation of the VaR model. Backtesting is a comparison of the daily VaR estimate with the actual clean profit and loss (clean P&L) as defined by the market risk capital rule. Clean P&L is the change in the value of the Company’s covered trading positions that would have occurred had previous end-of-day covered trading positions remained unchanged (therefore, excluding fees, commissions, net interest income, and intraday trading gains and losses). The backtesting analysis compares the daily Total VaR Measure for each of the trading days in the preceding 12 months with the net clean P&L. Clean P&L does not include credit adjustments and other activity not representative of daily price changes driven by market risk factors. The clean P&L measure of revenue is used to evaluate the performance of the Total VaR Measure and is not comparable to our actual daily trading net revenues, as reported elsewhere in this Report.

Any observed clean P&L loss in excess of the Total VaR Measure is considered an exception. The actual number of exceptions (that is, the number of business days for which the clean P&L losses exceed the corresponding 1-day, 99% Total VaR Measure) over the preceding 12 months is used to determine the VaR multiplier for the capital calculation. The number of actual backtesting exceptions is dependent on current market performance relative to historic market volatility. This capital multiplier increases from a minimum of three to a maximum of four, depending on the number of exceptions.

There were no backtesting exceptions which occurred in first quarter 2014. There were exceptions in second quarter 2013 that were driven by increased volatility in the fixed income markets from uncertainty about the Federal Reserve’s intentions regarding their quantitative easing efforts. These exceptions did not result in an increase in the capital multiplier.

Table 43 shows daily Total VaR Measure (1-day, 99%) for the 12 months ended March 31, 2014. The Wells Fargo average Total VaR Measure for first quarter 2014 was $22 million with a low of $19 million and a high of $26 million.

Table 43:  Daily Total VaR Measure (Rolling 12 Months)

Risk Management – Asset/Liability Management  (continued)

Market Risk – Equity INVESTMENTS  We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board. The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews these investments at least quarterly and assesses them for possible OTTI. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Nonmarketable investments include private equity investments accounted for under the cost method, equity method and fair value option.

As part of our business to support our customers, we trade public equities, listed/OTC equity derivatives and convertible bonds. We have parameters that govern these activities. We also have marketable equity securities in the available-for-sale securities portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and periodically include OTTI charges.

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

Table 44 provides information regarding our marketable and nonmarketable equity investments.

Table 44: Nonmarketable and Marketable Equity Investments

		Mar. 31,	Dec. 31,
(in millions)		2014	2013
Nonmarketable equity investments:
	Cost method:
	Private equity investments	$2,525	2,308
	Federal bank stock	4,555	4,670
	Total cost method	7,080	6,978
	Equity method and other:
	LIHTC investments (1)	6,217	6,209
	Private equity and other	5,532	5,782
	Total equity method and other	11,749	11,991
	Fair value (2)	1,933	1,386
	Total nonmarketable
	equity investments (3)	$20,762	20,355
Marketable equity securities:
	Cost	$1,935	2,039
	Net unrealized gains	1,526	1,346
	Total marketable
	equity securities (4)	$3,461	3,385

(1)	Represents low income housing tax credit investments.
(2)

Represents nonmarketable equity investments for which we have elected the fair value option. See Note 6 (Other Assets) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information.

(3)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.
(4)	Included in available-for-sale securities. See Note 4 (Investment Securities) to Financial Statements in this Report for additional information.

Liquidity and Funding  The objective of effective liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress. To achieve this objective, the Corporate ALCO establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. We set these guidelines for both the consolidated company and for the Parent to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries.

We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid securities. These assets make up our primary sources of liquidity, which are presented in Table 45. Our cash is primarily on deposit with the Federal Reserve. Securities included as part of our primary sources of liquidity are comprised of U.S. Treasury and federal agency debt, and mortgage-backed securities issued by federal agencies within our investment securities portfolio. We believe these securities provide quick sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Some of these securities are within the held-to-maturity portion of our investment securities portfolio and as such are not intended for sale but may be pledged to obtain financing. Some of the legal entities within our consolidated group of companies are subject to various regulatory, tax, legal and other restrictions that can limit the transferability of their funds. Accordingly, we believe we maintain adequate liquidity at these entities in consideration of such funds transfer restrictions.

Table 45: Primary Sources of Liquidity

	March 31, 2014			December 31, 2013
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Cash on deposit	$194,100	-	194,100	$186,249	-	186,249
Securities of U.S. Treasury and federal agencies (1)	12,194	810	11,384	6,280	571	5,709
Mortgage-backed securities of federal agencies (2)	124,258	56,602	67,656	123,796	60,605	63,191
Total	$330,552	57,412	273,140	$316,325	61,176	255,149

(1)	Included in encumbered securities were securities with a fair value of $209 million which were purchased in March 2014, but settled in April 2014.
(2)

Included in encumbered securities at March 31, 2014, were securities with a fair value of $347 million, which were purchased in March, but settled in April 2014. Included in encumbered securities at December 31, 2013, were securities with a fair value of $653 million, which were purchased in December 2013, but settled in January 2014.

Other than our primary sources of liquidity shown in Table 45, liquidity is also available through the sale or financing of other securities including trading and/or available-for-sale securities, as well as through the sale, securitization or financing of loans, to the extent such securities and loans are not encumbered. In addition, other securities in our held-to-maturity portfolio, to the extent not encumbered, may be pledged to obtain financing.

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2014, core deposits were 120% of total loans compared with 119% at December 31, 2013. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.

Table 46 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 46: Short-Term Borrowings

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in millions)	2014	2013	2013	2013	2013
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$39,254	36,263	36,881	38,486	38,430
Commercial paper	6,070	5,162	5,116	4,132	5,699
Other short-term borrowings	11,737	12,458	11,854	14,365	16,564
Total	$57,061	53,883	53,851	56,983	60,693
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$37,711	36,232	35,894	38,206	34,561
Commercial paper	5,713	4,731	4,610	4,855	4,611
Other short-term borrowings	11,078	11,323	12,899	14,751	16,239
Total	$54,502	52,286	53,403	57,812	55,411
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$39,589	36,263	36,881	39,451	38,430
Commercial paper (2)	6,070	5,162	5,116	5,500	5,699
Other short-term borrowings (3)	11,737	12,458	13,384	14,916	16,564

(1)	Highest month-end balance in each of the last five quarters was in February 2014 and December, September, May and March 2013.
(2)	Highest month-end balance in each of the last five quarters was in March 2014 and December, September, May and March 2013.
(3)	Highest month-end balance in each of the last five quarters was in March 2014 and December, July, April and March 2013.

We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. Investors in the long-term capital markets, as well as other market participants, generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, our debt securities do not contain credit rating covenants.

Generally, rating agencies review a firm’s ratings at least annually. There were no changes to our credit ratings in first quarter 2014, and both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S. Standard and Poor’s Rating Services (S&P) is continuing its reassessment of whether to incorporate the likelihood of extraordinary government support into the ratings of certain bank holding companies, including the Parent, in light of regulatory developments related to the Title II Orderly Liquidation Authority of the Dodd-Frank Act that could make federal support less certain and predictable. S&P has not specified a timeframe for completion of their review.

See the “Risk Factors” section in our 2013 Form 10-K for additional information on the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 12 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for

Risk Management – Asset/Liability Management  (continued)

certain derivative instruments in the event our credit ratings were to fall below investment grade.

The credit ratings of the Parent and Wells Fargo Bank, N.A. as of March 31, 2014, are presented in Table 47.

Table 47: Credit Ratings

	Wells Fargo & Company		Wells Fargo Bank, N.A.
		Short-term	Long-term	Short-term
	Senior debt	borrowings	deposits	borrowings
Moody's	A2	P-1	Aa3	P-1
S&P	A+	A-1	AA-	A-1+
Fitch Ratings	AA-	F1+	AA	F1+
DBRS	AA	R-1*	AA**	R-1**

* middle **high

On January 6, 2013, the Basel Committee on Bank Supervision (BCBS) endorsed a revised Basel III liquidity framework for banks. In October 2013, a Notice of Proposed Rulemaking (NPR) regarding the U.S. implementation of the Basel III liquidity coverage ratio (LCR) was issued by the FRB, OCC and FDIC. The NPR’s public comment period closed on January 31, 2014, and the agencies will review and take into consideration the comments filed on the proposal before adopting a final rule. The FRB recently finalized rules imposing enhanced liquidity management standards on large bank holding companies (BHC) such as Wells Fargo. We will continue to analyze these proposed and recently finalized rules and other regulatory proposals that may affect liquidity risk management to determine the level of operational or compliance impact to Wells Fargo. For additional information see the “Capital Management” and “Regulatory Reform” sections in this Report and in our 2013 Form 10-K.

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In April 2012, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. In May 2014, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. This registration statement will replace the registration statement filed in April 2012. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. At March 31, 2014, the Parent had available $39.1 billion in short-term debt issuance authority and $81.5 billion in long-term debt issuance authority. The Parent’s debt issuance authority granted by the Board includes short-term and long-term debt issued to affiliates. During first quarter 2014, the Parent issued $2.0 billion of senior notes, all of which were registered with the SEC. In addition, in April 2014, the Parent issued $3.5 billion of registered senior notes.

The Parent’s proceeds from securities issued were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise.

Table 48 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series L & M, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices or bearing interest at a fixed or floating rate.

Table 48: Medium-Term Note (MTN) Programs

			March 31, 2014
				Debt	Available
		Date		issuance	for
(in billions)		established		authority	issuance
MTN program:
	Series L & M (1)	May 2012		$25.0	7.6
	Series K (1)(3)	April 2010		25.0	22.2
	European (2)(4)	December 2009		25.0	16.6
	European (2)(5)	August 2013		10.0	10.0
	Australian (2)(6)	June 2005	AUD	10.0	5.6

(1)	SEC registered.
(2)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
(3)	As amended in April 2012.
(4)

As amended in April 2012, April 2013 and April 2014. For securities to be admitted to listing on the Official List of the United Kingdom Financial Conduct Authority and to trade on the Regulated Market of the London Stock Exchange.

(5)

As amended in May 2014, for securities that will not be admitted to listing, trading and/or quotation by any stock exchange or quotation system, or will be admitted to listing, trading and/or quotation by a stock exchange or quotation system that is not considered to be a regulated market.

(6)	As amended in October 2005, March 2010 and September 2013.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At March 31, 2014, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $80.1 billion in long-term debt issuance authority. In March 2012, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At March 31, 2014, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50 billion in short-term senior notes and $36.6 billion in long-term senior or subordinated notes. In addition, as of March 31, 2014, Wells Fargo Bank, N.A. had outstanding advances of $19.0 billion with the Federal Home Loan Bank of Des Moines.

Wells Fargo Canada Corporation In February 2014, Wells Fargo Canada Corporation (WFCC), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to CAD $7.0 billion in medium-term notes. During first quarter 2014, WFCC issued CAD $1.3 billion in medium-term notes using availability outstanding under its prior base shelf prospectus. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

Federal Home Loan Bank Membership The Federal Home Loan Banks (the FHLBs) are a group of cooperatives that lending institutions use to finance housing and economic development in local communities. We are a member of the FHLBs based in Dallas, Des Moines and San Francisco. Each member of the FHLBs is required to maintain a minimum investment in capital stock of the applicable FHLB. The board of directors of each FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Board. Because the extent of any obligation to increase our investment in any of the FHLBs depends entirely upon the occurrence of a future event, potential future payments to the FHLBs are not determinable.

Capital Management

We have an active program for managing regulatory capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of capital primarily include retention of earnings net of dividends, as well as issuances of common and preferred stock. Retained earnings increased $4.0 billion from December 31, 2013, predominantly from Wells Fargo net income of $5.9 billion, less common and preferred stock dividends of $1.9 billion. During first quarter 2014, we issued approximately 42 million shares of common stock. In April 2014, we issued 2 million Depositary Shares, each representing 1/25th interest in a share of the Company’s newly issued 5.9% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series S, for an aggregate public offering price of $2.0 billion. During first quarter 2014, we repurchased approximately 23 million shares of common stock in open market transactions and from employee benefit plans, at a net cost of $1.0 billion, and approximately 11 million shares of common stock in settlement of a $500 million forward purchase contract entered into in fourth quarter 2013. In addition, the Company entered into a $750 million forward purchase contract in April 2014 with an unrelated third party that is expected to settle in second quarter 2014 for approximately 16 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Regulatory Capital Guidelines

The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At March 31, 2014, the Company and each of our insured depository institutions were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

Current regulatory RBC rules are based primarily on broad credit risk considerations and market-related risks, but do not take into account other types of risk facing a financial services company. The RBC rules are based primarily upon the 1988 capital accord of the Basel Committee on Banking Supervision (BCBS) establishing international guidelines for determining regulatory capital known as “Basel I.” Our capital adequacy assessment process contemplates a wide range of risks that the Company is exposed to and also takes into consideration our performance under a variety of stressed economic conditions, as well as regulatory expectations and guidance, rating agency viewpoints and the view of capital markets participants.

The market risk capital rule, effective January 1, 2013, is reflected in the Company’s calculation of RWAs to address the market risks of significant trading activities. In December 2013, the FRB approved a final rule, effective April 1, 2014, revising the market risk capital rule to, among other things, conform the rule to the FRB’s new capital framework finalized in July 2013 and discussed below. For additional information see the “Risk Management – Asset/Liability Management” section in this Report.

In 2007, federal banking regulators approved a final rule adopting revised international guidelines for determining regulatory capital known as “Basel II.” Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. We entered the “parallel run phase” of Basel II in July 2012. During the “parallel run phase,” banking organizations must successfully complete an evaluation period under supervision from regulatory agencies in order to receive approval to calculate risk-based capital requirements under the Advanced Approach guidelines. The parallel run phase will continue until we receive regulatory approval to exit parallel reporting and subsequently begin publicly reporting our Advanced Approach regulatory capital results and related disclosures.

In December 2010, the BCBS finalized a set of further revised international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed in response to the 2008 financial crisis and were intended to address many of the weaknesses identified in the previous Basel standards, as well as in the banking sector that contributed to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers.

In July 2013, federal banking regulators approved final and interim final rules to implement the BCBS Basel III capital guidelines for U.S. banking organizations. These final capital rules, among other things:

•         implement in the United States the Basel III regulatory capital reforms including those that revise the definition of capital, increase minimum capital ratios, and introduce a minimum Common Equity Tier 1 (CET1) ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum CET1 ratio of 7.0%) and a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is

Capital Management (continued)

determined that a period of excessive credit growth is contributing to an increase in systemic risk;

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

•         deduct certain assets from CET1, such as deferred tax assets that could not be realized through net operating loss carry-backs, significant investments in non-consolidated financial entities, and MSRs, to the extent any one category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1;

•         eliminate the accumulated other comprehensive income or loss filter that applies under RBC rules over a five-year phase in beginning in 2014; and

•         comply with the Dodd-Frank Act provision prohibiting the reliance on external credit ratings.

We were required to comply with the final Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. The Basel III capital rules are scheduled to be fully phased in by January 1, 2022. Based on our interpretation of the final capital rules, we estimate that our CET1 ratio under the final Basel III capital rules using the Advanced Approach exceeded the fully phased-in minimum of 7.0% by 307 basis points at March 31, 2014. Because the rules were only recently finalized, the interpretations and assumptions we use in estimating our calculations are subject to change depending on our ongoing review of the final capital rules and any guidance received from our regulators.

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

In April 2014, federal banking regulators finalized a rule that enhances the supplementary leverage ratio requirements for large BHCs, like Wells Fargo, and their insured depository institutions. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a supplementary leverage ratio of at least 5% to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a supplementary leverage ratio of 6% in order to be considered well capitalized. Based on our review, our current leverage levels would exceed the applicable requirements for the holding company and each of our insured  depository institutions. Federal banking regulators, however, have recently proposed additional changes to the supplementary leverage ratio requirements to implement revisions to the Basel III leverage framework finalized by the BCBS in January 2014. In addition, as discussed in the “Risk Management – Asset/Liability Management – Liquidity and Funding” section in this Report, a Notice of Proposed Rulemaking regarding the U.S. implementation of the Basel III LCR was issued by the FRB, OCC and FDIC in October 2013. The proposal, which has not been finalized, was substantially similar to the BCBS proposal but differed in some respects that may be viewed as a stricter version of the LCR, such as proposing a more aggressive phase-in period.

The FRB has also indicated that it is in the process of considering new rules to address the amount of equity and unsecured debt a company must hold to facilitate its orderly liquidation and to address risks related to banking organizations that are substantially reliant on short-term wholesale funding. In addition, the FRB is developing rules to implement an additional CET1 capital surcharge on those U.S. banking organizations, such as the Company, that have been designated by the Financial Stability Board (FSB) as global systemically important banks (G-SIBs). The G-SIB surcharge would be in addition to the minimum Basel III 7.0% CET1 requirement and ranges from 1.0% to 3.5% of RWA, depending on the bank’s systemic importance, which would be determined under an indicator-based approach that considers five broad categories: cross-jurisdictional activity; size; inter-connectedness; substitutability/financial institution infrastructure; and complexity. The G-SIB surcharge is expected to be phased in beginning in January 2016 and become fully effective on January 1, 2019. The FSB, in an updated listing published in November 2013 based on year-end 2012 data, identified the Company as one of the 29 G-SIBs and provisionally determined that the Company’s surcharge would be 1.0%. The FSB is expected to update the list of G-SIBs and their required surcharges prior to implementation based on additional or future data.

Capital Planning and Stress Testing

Under the FRB’s capital plan rule, large BHCs are required to submit capital plans annually for review to determine if the FRB has any objections before making any capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions.

 Our 2014 CCAR, which was submitted on January 3, 2014, included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB used to conduct the CCAR in 2013. As part of the 2014 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB reviewed the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB published its supervisory stress test results as required under the Dodd-Frank Act on March 20, 2014. On March 26, 2014, the FRB notified us that it did not object to our capital plan included in the 2014 CCAR. The capital plan included an increase in our second quarter 2014 common stock dividend rate to $0.35 per share, which was approved by the Board on April 29, 2014.

In addition to CCAR, federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. As required under the FRB’s stress testing rule, we must submit a mid-cycle stress test each year based on first quarter data and scenarios developed by the Company.

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

In October 2012, the Board authorized the repurchase of 200 million shares. At March 31, 2014, we had remaining authority under this authorization to repurchase approximately 40 million  shares, subject to regulatory and legal conditions. In March 2014, the Board authorized the repurchase of an additional 350 million shares. For more information about share repurchases during 2014, see Part II, Item 2 in this Report.

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

In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted when the Company’s quarterly common stock dividend exceeds $0.34 per share, which we expect to occur in second quarter 2014. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At March 31, 2014, there were 39,108,764 warrants outstanding and exercisable and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Risk-Based Capital and Risk-Weighted Assets

Table 49 and Table 50 provide information regarding the composition of and change in our risk-based capital, respectively, under Basel I and Basel III (General Approach).

Capital Management (continued)

Table 49: Risk-Based Capital Components

		Under Basel III
		(General	Under
		Approach) (1)	Basel I
		Mar. 31,	Dec. 31,
(in billions)		2014	2013
Total equity		$176.5	171.0
Noncontrolling interests		(0.8)	(0.9)
Total Wells Fargo stockholders' equity		175.7	170.1
Adjustments:
Preferred stock		(15.2)	(15.2)
Cumulative other comprehensive income (2)		(2.2)	(1.4)
Goodwill and other intangible assets (2)(3)		(25.6)	(29.6)
Investment in certain subsidiaries and other		-	(0.4)
Common Equity Tier 1 (1)(4)	(A)	132.7	123.5
Preferred stock		15.2	15.2
Qualifying hybrid securities and noncontrolling interests		-	2.0
Other		(0.3)	-
Total Tier 1 capital		147.6	140.7
Long-term debt and other instruments qualifying as Tier 2		21.7	20.5
Qualifying allowance for credit losses		14.1	14.3
Other		0.2	0.7
Total Tier 2 capital		36.0	35.5
Total qualifying capital	(B)	$183.6	176.2

Basel III (General Approach) / Basel I Risk-Weighted Assets (RWAs) (5):
Credit risk		$1,120.3	1,105.2
Market risk		48.1	36.3
Total Basel III (General Approach) / Basel I RWAs	(C)	$1,168.4	1,141.5

Capital Ratios:
Common Equity Tier 1 to total RWAs	(A)/(C)	11.36%	10.82
Total capital to total RWAs	(B)/(C)	15.71	15.43

(1)

Basel III revises the definition of capital, increases minimum capital ratios, and introduces a minimum Common Equity Tier 1 (CET1) ratio. These changes are being phased in effective January 1, 2014, through the end of 2021 and the capital ratios will be determined using Basel III (General Approach) RWAs during 2014. See Table 52 in this section for a summary of changes in RWAs from December 31, 2013, to March 31, 2014.

(2)

Under transition provisions to Basel III, cumulative other comprehensive income (previously deducted under Basel I) is included in CET1 over a specified phase-in period. In addition, certain intangible assets includable in CET1 are phased out over a specified period.

(3)		Goodwill and other intangible assets are net of any associated deferred tax liabilities.
(4)

CET1 (formerly Tier 1 common equity under Basel I) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews CET1 along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

(5)

Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total RWAs.

Table 50: Analysis of Changes in Capital Under Basel III (General Approach)

(in billions)
Common Equity Tier 1 at December 31, 2013		$123.5
Net income		5.6
Common stock dividends		(1.6)
Goodwill and other intangible assets (net of any associated deferred tax liabilities)		4.0
Other		1.2
Change in Common Equity Tier 1		9.2
Common Equity Tier 1 at March 31, 2014		$132.7

Tier 1 capital at December 31, 2013		$140.7
Change in Common Equity Tier 1		9.2
Other		(2.3)
Change in Tier 1 capital		6.9
Tier 1 capital at March 31, 2014	(A)	$147.6

Tier 2 capital at December 31, 2013		$35.5
Change in long-term debt and other instruments qualifying as Tier 2		1.2
Change in qualifying allowance for credit losses		(0.3)
Other		(0.4)
Change in Tier 2 capital		0.5
Tier 2 capital at March 31, 2014	(B)	36.0
Total qualifying capital	(A) + (B)	$183.6

Table 51 presents information on the components of RWAs included within our regulatory capital ratios. RWAs prior to 2014 were determined under Basel I, and RWAs in 2014 reflect the transition to Basel III (General Approach).

Table 51: Basel III (General Approach) / Basel I Risk-Weighted Assets (RWAs)

		Mar. 31,	Dec. 31,
(in millions)		2014	2013
On-balance sheet RWAs
	Investment securities	$91,282	93,445
	Securities financing transactions (1)	9,084	10,385
	Loans (2)	683,631	680,953
	Market risk	48,127	36,339
	Other	104,897	91,788
	Total on-balance sheet RWAs	937,021	912,910
Off-balance sheet RWAs
	Commitments and guarantees (3)	198,208	199,197
	Derivatives	10,340	10,545
	Other	22,802	18,862
	Total off-balance sheet RWAs	231,350	228,604
	Total Basel III (General Approach) / Basel I RWAs	$1,168,371	1,141,514

(1)	Represents federal funds sold and securities purchased under resale agreements.
(2)	Represents loans held for sale and loans held for investment.
(3)	Primarily includes financial standby letters of credit and other unused commitments.

Capital Management (continued)

Table 52 presents changes in RWAs for the quarter ended March 31, 2014. Effective January 1, 2014, we commenced transitioning  RWAs from Basel I to Basel III (General Approach) under final rules adopted by federal banking regulators in July 2013.

Table 52: Analysis of Changes in RWAs

(in millions)
Basel I RWAs at December 31, 2013	$1,141,514
Net change in on-balance sheet RWAs:
Investment securities	(2,163)
Securities financing transactions	(1,301)
Loans	2,678
Market risk	11,788
Other	13,109
Total change in on-balance sheet RWAs	24,111
Net change in off-balance sheet RWAs:
Commitments and guarantees	(989)
Derivatives	(205)
Other	3,940
Total change in off-balance sheet RWAs	2,746
Total change in RWAs	26,857
Basel III (General Approach) RWAs at March 31, 2014	$1,168,371

The increase in total RWAs from December 31, 2013, was primarily due to increased market risk, lending activity and mix of company investments.

Table 53 provides information regarding our CET1 calculation as estimated under Basel III using the Advanced Approach, fully phased-in method.

Table 53: Common Equity Tier 1 Under Basel III (Advanced Approach, Fully Phased-In) (1)(2)

(in billions)	March 31, 2014
Common Equity Tier 1 (transition amount) under Basel III		$132.7
Adjustments from transition amount to fully phased-in Basel III (3):
Cumulative other comprehensive income		2.2
Other		(2.8)
Total adjustments		(0.6)
Common Equity Tier 1 (fully phased-in) under Basel III	(C)	$132.1
Total RWAs anticipated under Basel III (4)	(D)	$1,311.9
Common Equity Tier 1 to total RWAs anticipated under Basel III (Advanced Approach, fully phased-in)	(C)/(D)	10.07%

(1)

Common Equity Tier 1 (CET1) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews CET1 along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

(2)

The Basel III CET1 and RWAs are estimated based on the Basel III capital rules adopted July 2, 2013, by the FRB. The rules establish a new comprehensive capital framework for U.S. banking organizations that implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. The rules are being phased in effective January 1, 2014, through the end of 2021.

(3)	Assumes cumulative other comprehensive income is fully phased in and certain other intangible assets are fully phased out under Basel III capital rules.
(4)

The final Basel III capital rules provide for two capital frameworks: the Standardized Approach intended to replace Basel I, and the Advanced Approach applicable to certain institutions. Under the final rules, we will be subject to the lower of our CET1 ratio calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. Accordingly, the estimate of RWAs has been determined under the Advanced Approach because management expects RWAs to be higher using the Advanced Approach, and thus result in a lower CET1, compared with the Standardized Approach. Basel III capital rules adopted by the Federal Reserve Board incorporate different classification of assets, with risk weights based on Wells Fargo's internal models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements.

Regulatory Reform

Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.

The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Reform” and “Risk Factors” sections of our 2013 Form 10-K.

VOLCKER RULE  The Volcker Rule substantially restricts banking entities from engaging in proprietary trading or owning any interest in or sponsoring or having certain relationships with a hedge fund, a private equity fund or certain structured transactions that are deemed covered funds. The FRB recently announced that it intends to exercise its authority to give banking entities two additional one-year extensions to conform their ownership interests in and sponsorships of certain collateralized loan obligations that meet the definition of covered fund under the rule.

REGULATION OF INTERCHANGE TRANSACTION FEES (THE DURBIN AMENDMENT)  On October 1, 2011, the FRB rule enacted to implement the Durbin Amendment to the Dodd-Frank Act that limits debit card interchange transaction fees to those “reasonable” and “proportional” to the cost of the transaction became effective. The rule generally established that the maximum allowable interchange fee that an issuer may receive or charge for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. On July 31, 2013, the U.S. District Court for the District of Columbia ruled that the approach used by the FRB in setting the maximum allowable interchange transaction fee impermissibly included costs that were specifically excluded from consideration under the Durbin Amendment. The District Court’s decision maintained the current interchange transaction fee standards until the FRB drafted new regulations or interim standards. In August 2013, the FRB filed a notice of appeal of the decision to the United States Court of Appeals for the District of Columbia. In September 2013, the Court of Appeals granted a joint motion for an expedited appeal, and the District Court’s order was stayed pending the appeal. In March 2014, the Court of Appeals reversed the District Court’s decision, but did direct the FRB to provide further explanation regarding its treatment of the costs of monitoring transactions.

Critical Accounting Policies

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•         the allowance for credit losses;

•         PCI loans;

•         the valuation of residential MSRs;

•         liability for mortgage loan repurchase losses;

•         the fair valuation of financial instruments; and

•         income taxes.

Management has reviewed and approved these critical accounting policies and has discussed these policies with the Board’s Audit and Examination Committee. These policies are described further in the “Financial Review – Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K.

Current Accounting Developments

The following accounting pronouncements have been issued by the FASB but are not yet effective:

•         Accounting Standards Update (ASU or Update) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity; and

•         ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

ASU 2014-08 changes the definition and reporting requirements for discontinued operations. Under the new guidance, an entity’s disposal of a component or group of components must be reported in discontinued operations if the disposal is a strategic shift that has or will have a significant effect on the entity’s operations and financial results. Major strategic shifts include disposals of a major geographic area or line of business. This guidance also requires new disclosures on discontinued operations. These changes are effective for us in first quarter 2015 with prospective application. Early adoption is permitted for disposals that have not been previously reported. This Update will not have a material impact on our consolidated financial statements.

ASU 2014-01 amends the accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit. The Update replaces the effective yield method and allows companies to make an accounting policy election to amortize the cost of its investments in proportion to the tax benefits received if certain criteria are met and present the amortization as a component of income tax expense. The new guidance is effective in first quarter 2015 with early adoption permitted. We are currently evaluating the impact this Update will have on our consolidated financial statements.

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

Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•         current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, and the overall slowdown in global economic growth;

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

•         a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, reduced investor demand for mortgage loans, a reduction in the availability of funding or increased funding costs, and declines in asset values and/or recognition of other-than-temporary impairment on securities held in our investment securities portfolio;

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

•         fiscal and monetary policies of the Federal Reserve Board; and

•         the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements (including under Basel capital standards), common stock issuance requirements, applicable law and regulations (including federal securities laws and federal banking regulations), and other factors deemed relevant by the Company’s Board of Directors, and may be subject to regulatory approval or conditions.

Forward-Looking Statements  (continued)

For more information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.

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

Risk Factors

An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section of our 2013 Form 10-K.

Controls and Procedures

Disclosure Controls and Procedures

The Company’s management evaluated the effectiveness, as of March 31, 2014, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Quarter ended March 31,
(in millions, except per share amounts)	2014	2013
Interest income
Trading assets	$374	327
Investment securities	2,110	1,925
Mortgages held for sale	170	371
Loans held for sale	2	3
Loans	8,746	8,861
Other interest income	210	163
Total interest income	11,612	11,650
Interest expense
Deposits	279	369
Short-term borrowings	12	20
Long-term debt	619	697
Other interest expense	87	65
Total interest expense	997	1,151
Net interest income	10,615	10,499
Provision for credit losses	325	1,219
Net interest income after provision for credit losses	10,290	9,280
Noninterest income
Service charges on deposit accounts	1,215	1,214
Trust and investment fees	3,412	3,202
Card fees	784	738
Other fees	1,047	1,034
Mortgage banking	1,510	2,794
Insurance	432	463
Net gains from trading activities	432	570
Net gains on debt securities (1)	83	45
Net gains from equity investments (2)	847	113
Lease income	133	130
Other	115	457
Total noninterest income	10,010	10,760
Noninterest expense
Salaries	3,728	3,663
Commission and incentive compensation	2,416	2,577
Employee benefits	1,372	1,583
Equipment	490	528
Net occupancy	742	719
Core deposit and other intangibles	341	377
FDIC and other deposit assessments	243	292
Other	2,616	2,661
Total noninterest expense	11,948	12,400
Income before income tax expense	8,352	7,640
Income tax expense	2,277	2,420
Net income before noncontrolling interests	6,075	5,220
Less: Net income from noncontrolling interests	182	49
Wells Fargo net income	$5,893	5,171

Less: Preferred stock dividends and other	286	240
Wells Fargo net income applicable to common stock	$5,607	4,931
Per share information
Earnings per common share	$1.07	0.93
Diluted earnings per common share	1.05	0.92
Dividends declared per common share	0.30	0.25
Average common shares outstanding	5,262.8	5,279.0
Diluted average common shares outstanding	5,353.3	5,353.5

(1)  Total other-than-temporary impairment (OTTI) losses (reversal of losses) were $(14) million and $(15) million for  first quarter ended 2014 and 2013, respectively. Of total OTTI, losses of $7 million and $34 million were recognized in earnings, and reversal of losses of $(21) million and $(49) million were recognized as non-credit-related OTTI in other comprehensive income for first quarter 2014 and 2013, respectively.

(2)  Includes OTTI losses of $128 million and $44 million for first quarter 2014 and 2013, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)

	Quarter ended March 31,
(in millions)	2014	2013
Wells Fargo net income	$5,893	5,171
Other comprehensive income (loss), before tax:
Investment securities:
Net unrealized gains (losses) arising during the period	2,725	(634)
Reclassification of net gains to net income	(394)	(113)
Derivatives and hedging activities:
Net unrealized gains arising during the period	44	7
Reclassification of net gains on cash flow hedges to net income	(106)	(87)
Defined benefit plans adjustments:
Net actuarial gains arising during the period	-	6
Amortization of net actuarial loss, settlements, and other to net income	18	49
Foreign currency translation adjustments:
Net unrealized losses arising during the period	(17)	(18)
Reclassification of net losses to net income	6	-
Other comprehensive income (loss), before tax	2,276	(790)
Income tax (expense) benefit related to other comprehensive income	(831)	288
Other comprehensive income (loss), net of tax	1,445	(502)
Less: Other comprehensive income from noncontrolling interests	79	3
Wells Fargo other comprehensive income (loss), net of tax	1,366	(505)

Wells Fargo comprehensive income	7,259	4,666
Comprehensive income from noncontrolling interests	261	52
Total comprehensive income	$7,520	4,718

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet

	Mar. 31,	Dec. 31,
(in millions, except shares)	2014	2013
Assets	(Unaudited)
Cash and due from banks	$19,731	19,919
Federal funds sold, securities purchased under resale agreements and other short-term investments	222,781	213,793
Trading assets	63,753	62,813
Investment securities:
Available-for-sale, at fair value	252,665	252,007
Held-to-maturity, at cost (fair value $17,621 and $12,247)	17,662	12,346
Mortgages held for sale (includes $12,994 and $13,879 carried at fair value) (1)	16,233	16,763
Loans held for sale (includes $1 and $1 carried at fair value) (1)	91	133

Loans (includes $5,959 and $5,995 carried at fair value) (1)(2)	826,443	822,286
Allowance for loan losses	(13,695)	(14,502)
Net loans (2)	812,748	807,784
Mortgage servicing rights:
Measured at fair value	14,953	15,580
Amortized	1,219	1,229
Premises and equipment, net	9,020	9,156
Goodwill	25,637	25,637
Other assets (includes $1,933 and $1,386 carried at fair value) (1)	90,214	86,342
Total assets (2)(3)	$1,546,707	1,523,502
Liabilities
Noninterest-bearing deposits	$294,863	288,117
Interest-bearing deposits	799,713	791,060
Total deposits	1,094,576	1,079,177
Short-term borrowings	57,061	53,883
Accrued expenses and other liabilities (2)	65,179	66,436
Long-term debt	153,422	152,998
Total liabilities (2)(4)	1,370,238	1,352,494
Equity
Wells Fargo stockholders' equity:
Preferred stock	17,179	16,267
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares;
issued 5,481,811,474 shares and 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,618	60,296
Retained earnings	96,368	92,361
Cumulative other comprehensive income	2,752	1,386
Treasury stock – 216,084,768 shares and 224,648,769 shares	(8,206)	(8,104)
Unearned ESOP shares	(2,193)	(1,200)
Total Wells Fargo stockholders' equity	175,654	170,142
Noncontrolling interests	815	866
Total equity	176,469	171,008
Total liabilities and equity (2)	$1,546,707	1,523,502

(1)  Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)  Prior period financial information has been revised to reflect our determination that certain factoring arrangements did not qualify as loans. See Note 1 for more information.

(3)  Our consolidated assets at March 31, 2014 and December 31, 2013, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $176 million and $165 million; Trading assets, $126 million and $162 million; Investment Securities, $1.2 billion and $1.4 billion; Mortgages held for sale, $3 million and $38 million; Net loans, $5.7 billion and $6.0 billion; Other assets, $301 million and $347 million, and Total assets, $7.5 billion and $8.1 billion, respectively.

(4)  Our consolidated liabilities at March 31, 2014 and December 31, 2013, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $23 million and $29 million; Accrued expenses and other liabilities, $81 million and $90 million; Long-term debt, $2.2 billion and $2.3 billion; and Total liabilities, $2.3 billion and $2.4 billion, respectively.

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
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	929,121	1,529	22,458,674	-
Balance March 31, 2013	11,487,986	$14,412	5,288,772,850	$9,136

Balance January 1, 2014	10,881,195	$16,267	5,257,162,705	$9,136
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			35,873,142
Common stock repurchased			(33,500,073)
Preferred stock issued to ESOP	1,217,000	1,217
Preferred stock released by ESOP
Preferred stock converted to common shares	(305,336)	(305)	6,190,932
Preferred stock issued
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	911,664	912	8,564,001	-
Balance March 31, 2014	11,792,859	$17,179	5,265,726,706	$9,136

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders'	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity
59,802	77,679	5,650	(6,610)	(986)	157,554	1,357	158,911
	5,171				5,171	49	5,220
		(505)			(505)	3	(502)
					-	(100)	(100)
(10)	(10)		898		878		878
200			(583)		(383)		(383)
108				(1,308)	-		-
(27)				323	296		296
51			245		-		-
(15)					610		610
17	(1,336)				(1,319)		(1,319)
	(240)				(240)		(240)
84					84		84
317					317		317
(391)			14		(377)		(377)
334	3,585	(505)	574	(985)	4,532	(48)	4,484
60,136	81,264	5,145	(6,036)	(1,971)	162,086	1,309	163,395

60,296	92,361	1,386	(8,104)	(1,200)	170,142	866	171,008
	5,893				5,893	182	6,075
		1,366			1,366	79	1,445
(1)					(1)	(312)	(313)
(185)			1,179		994		994
500			(1,525)		(1,025)		(1,025)
108				(1,325)	-		-
(27)				332	305		305
75			230		-		-
					-		-
22	(1,601)				(1,579)		(1,579)
	(285)				(285)		(285)
269					269		269
374					374		374
(813)			14		(799)		(799)
322	4,007	1,366	(102)	(993)	5,512	(51)	5,461
60,618	96,368	2,752	(8,206)	(2,193)	175,654	815	176,469

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Quarter ended March 31,
(in millions)	2014	2013
Cash flows from operating activities:
Net income before noncontrolling interests	$6,075	5,220
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	325	1,219
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	410	(984)
Depreciation, amortization and accretion	571	834
Other net gains	(351)	(2,695)
Stock-based compensation	692	625
Excess tax benefits related to stock incentive compensation	(269)	(86)
Originations of MHFS	(29,798)	(99,777)
Proceeds from sales of and principal collected on mortgages originated for sale	26,480	86,880
Proceeds from sales of and principal collected on LHFS	121	92
Purchases of LHFS	(96)	(75)
Net change in:
Trading assets	4,190	13,135
Deferred income taxes	408	235
Accrued interest receivable	(139)	(288)
Accrued interest payable	221	156
Other assets	(3,545)	3,110
Other accrued expenses and liabilities	(2,454)	1,536
Net cash provided by operating activities	2,841	9,137
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements
and other short-term investments	(8,878)	(8,186)
Available-for-sale securities:
Sales proceeds	877	1,303
Prepayments and maturities	7,709	13,302
Purchases	(6,178)	(32,098)
Held-to-maturity securities:
Paydowns and maturities	1,566	-
Purchases	(7,276)	-
Nonmarketable equity investments:
Sales proceeds	943	283
Purchases	(945)	(467)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(10,628)	(6,907)
Proceeds from sales (including participations) of loans originated for
investment	3,592	2,764
Purchases (including participations) of loans	(1,189)	(1,105)
Principal collected on nonbank entities’ loans	3,266	5,828
Loans originated by nonbank entities	(2,936)	(5,289)
Proceeds from sales of foreclosed assets and short sales	2,212	2,656
Net cash from purchases and sales of MSRs	(40)	396
Other, net	(320)	1,363
Net cash used by investing activities	(18,225)	(26,157)
Cash flows from financing activities:
Net change in:
Deposits	15,399	7,898
Short-term borrowings	3,808	3,507
Long-term debt:
Proceeds from issuance	3,110	7,820
Repayment	(4,214)	(7,134)
Preferred stock:
Proceeds from issuance	-	610
Cash dividends paid	(352)	(306)
Common stock:
Proceeds from issuance	617	644
Repurchased	(1,025)	(383)
Cash dividends paid	(1,545)	(1,284)
Excess tax benefits related to stock incentive compensation	269	86
Net change in noncontrolling interests	(923)	(81)
Other, net	52	-
Net cash provided by financing activities	15,196	11,377
Net change in cash and due from banks	(188)	(5,643)
Cash and due from banks at beginning of period	19,919	21,860
Cash and due from banks at end of period	$19,731	16,217
Supplemental cash flow disclosures:
Cash paid for interest	$776	995
Cash paid for income taxes	81	377

The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Statements and related Notes.

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K). There were no material changes to these policies in first quarter 2014. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5 (Loans and Allowance for Credit Losses)), valuations of residential mortgage servicing rights (MSRs) (Note 7 (Securitizations and Variable Interest Entities) and Note 8 (Mortgage Banking Activities)) and financial instruments (Note 13 (Fair Values of Assets and Liabilities)), liability for mortgage loan repurchase losses (Note 8 (Mortgage Banking Activities)) and income taxes. Actual results could differ from those estimates.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2013 Form 10-K.

Accounting for Certain Factored Loan Receivable Arrangements

The Company determined that certain factoring arrangements previously included within commercial loans, which were recorded with a corresponding obligation in other liabilities, did not qualify as loan purchases under Accounting Standard Codification (ASC) Topic 860 (Transfers and Servicing of Financial Assets) based on interpretations of the specific arrangements. Accordingly, we revised our commercial loan balances for year-end 2012 and each of the quarters in 2013 in order to present the Company’s lending trends on a comparable basis over this period. This revision, which resulted in a reduction to total commercial loans and a corresponding decrease to other liabilities, did not impact the Company’s consolidated net income or total cash flows. We reduced our commercial loans by $3.5 billion, $3.2 billion, $2.1 billion, $1.6 billion, and $1.2 billion at December 31, September 30, June 30 and March 31, 2013, and December 31, 2012, respectively, which represented less than 1% of total commercial loans and less than 0.5% of our total loan portfolio. We also appropriately revised other affected financial information, including financial guarantees and financial ratios, to reflect this revision.

Accounting Standards Adopted in 2014

In first quarter 2014, we adopted the following new accounting guidance:

•         Accounting Standards Update (ASU or Update) 2014-04, Receivables  – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure;

•         ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists; and

•         ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.

ASU 2014-04 clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. We have included this disclosure through an early adoption of this guidance in first quarter 2014 with prospective application. Our adoption of this guidance did not have a material effect on our consolidated financial statements as this guidance was consistent with our prior practice. See Note 5 (Loans and Allowance for Credit Losses) for the new disclosures.

ASU 2013-11 eliminates diversity in practice as it provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted this guidance in first quarter 2014 with prospective application to all unrecognized tax benefits that exist at the effective date. This Update did not have a material effect on our consolidated financial statements.

ASU 2013-08 amends the scope, measurement and disclosure requirements for investment companies. The Update changes criteria companies use to assess whether an entity is an investment company. In addition, investment companies must measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. This Update also requires new disclosures, including information about changes, if any, in an entity’s status as an investment company and information about financial support provided or contractually required to be provided by an investment company to any of its investees. We adopted this guidance in first quarter 2014. The Update did not have a material effect on our consolidated financial statements, as our existing practice complies with the requirements.

Private Share Repurchases

From time to time we enter into private forward repurchase transactions with unrelated third parties to complement our open-market common stock repurchase strategies, to allow us to manage our share repurchases in a manner consistent with our capital plans, currently submitted under the 2014 Comprehensive Capital Analysis and Review (CCAR), and to provide an economic benefit to the Company.

Our payments to the counterparties for these contracts are recorded  in permanent equity in the quarter paid and are not subject to re-measurement. The classification of the up-front payments as permanent equity assures that we have appropriate repurchase timing consistent with our 2014 capital plan, which contemplated a fixed dollar amount available per quarter for share repurchases pursuant to Federal Reserve Board (FRB) supervisory guidance. In return, the counterparty agrees to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. There are no scenarios where the contracts would not either physically settle in shares or allow us to choose the settlement method. We did not have any unsettled private share repurchase contracts at March 31, 2014.

In April 2014, we entered into a private share repurchase contract and paid $750 million to an unrelated third party. This contract expires in second quarter 2014.

Supplemental Cash Flow Information  Significant noncash activities are presented below.

	Quarter ended March 31,
(in millions)	2014	2013
Trading assets retained from securitization of MHFS	$5,348	17,940
Transfers from loans to MHFS	2,602	2,475
Transfers from loans to foreclosed assets (1)	1,216	576

(1)  Includes $776 million and $69 million in transfers of government insured/guaranteed loans for the quarters ended March 31, 2014 and 2013, respectively. Quarter ended March 31, 2013, has been revised to correct previously reported amount.

Subsequent Events  We have evaluated the effects of events that have occurred subsequent to March 31, 2014, and there have been no material events that would require recognition in our first quarter 2014  consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Note 2:  Business Combinations

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional contingent consideration related to acquisitions, which is considered to be a guarantee, see Note 10 (Guarantees, Pledged Assets and Collateral).

We did not complete any acquisitions of businesses in the first quarter 2014. At March 31, 2014, we had one business combination pending related to a railcar and locomotive leasing business with total assets of approximately $380 million. We expect to complete this transaction during second quarter 2014.

Note 3:  Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments

The following table provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. The majority of interest-earning deposits at March 31, 2014 and December 31, 2013, were held at the Federal Reserve.

	Mar. 31,	Dec. 31,
(in millions)	2014	2013
Federal funds sold and securities
purchased under resale agreements	$26,759	25,801
Interest-earning deposits	194,100	186,249
Other short-term investments	1,922	1,743
Total	$222,781	213,793

We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $9.3 billion and $10.1 billion at March 31, 2014 and December 31, 2013, respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section of Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4:  Investment Securities

The following table provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after‑tax basis as a component of cumulative OCI.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

March 31, 2014

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$6,578	15	(234)	6,359
Securities of U.S. states and political subdivisions	42,982	1,530	(372)	44,140
Mortgage-backed securities:
Federal agencies	118,722	2,066	(2,698)	118,090
Residential	10,323	1,487	(19)	11,791
Commercial	17,472	1,168	(69)	18,571
Total mortgage-backed securities	146,517	4,721	(2,786)	148,452
Corporate debt securities	19,718	997	(91)	20,624
Collateralized loan and other debt obligations (1)	20,806	611	(78)	21,339
Other (2)	7,858	438	(6)	8,290
Total debt securities	244,459	8,312	(3,567)	249,204
Marketable equity securities:
Perpetual preferred securities	1,648	212	(50)	1,810
Other marketable equity securities	287	1,365	(1)	1,651
Total marketable equity securities	1,935	1,577	(51)	3,461
Total available-for-sale securities	246,394	9,889	(3,618)	252,665
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	5,861	1	(27)	5,835
Federal agency mortgage-backed securities	6,199	8	(39)	6,168
Other (2)	5,602	18	(2)	5,618
Total held-to-maturity securities	17,662	27	(68)	17,621
Total	$264,056	9,916	(3,686)	270,286

December 31, 2013

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$6,592	17	(329)	6,280
Securities of U.S. states and political subdivisions	42,171	1,092	(727)	42,536
Mortgage-backed securities:
Federal agencies	119,303	1,902	(3,614)	117,591
Residential	11,060	1,433	(40)	12,453
Commercial	17,689	1,173	(115)	18,747
Total mortgage-backed securities	148,052	4,508	(3,769)	148,791
Corporate debt securities	20,391	976	(140)	21,227
Collateralized loan and other debt obligations (1)	19,610	642	(93)	20,159
Other (2)	9,232	426	(29)	9,629
Total debt securities	246,048	7,661	(5,087)	248,622
Marketable equity securities:
Perpetual preferred securities	1,703	222	(60)	1,865
Other marketable equity securities	336	1,188	(4)	1,520
Total marketable equity securities	2,039	1,410	(64)	3,385
Total available-for-sale securities	248,087	9,071	(5,151)	252,007
Held-to-maturity securities:
Federal agency mortgage-backed securities	6,304	-	(99)	6,205
Other (2)	6,042	-	-	6,042
Total held-to-maturity securities	12,346	-	(99)	12,247
Total	$260,433	9,071	(5,250)	264,254

(1)  Includes collateralized debt obligations (CDOs) with a cost basis and fair value of $491 million and $656 million, respectively, at March 31, 2014, and $509 million and $693 million, respectively, at December 31, 2013.

(2)  The  “Other” category of available-for-sale securities primarily include asset-backed securities collateralized by credit cards, student loans, home equity loans and auto leases or loans and cash reserves. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $4.3 billion each at March 31, 2014, and $4.3 billion each at December 31, 2013. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis and fair value of $1.3 billion each at March 31, 2014, and $1.7 billion each at December 31, 2013.

Note 4:   Investment Securities (continued)

Gross Unrealized Losses and Fair Value

The following table shows the gross unrealized losses and fair value of securities in the investment securities portfolio by length of time that individual securities in each category had been in a continuous loss position. Debt securities on which we have taken credit-related OTTI write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

March 31, 2014

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(234)	5,807	-	-	(234)	5,807
Securities of U.S. states and political subdivisions	(68)	3,688	(304)	5,835	(372)	9,523
Mortgage-backed securities:
Federal agencies	(2,602)	63,450	(96)	2,653	(2,698)	66,103
Residential	(6)	400	(13)	232	(19)	632
Commercial	(3)	645	(66)	2,024	(69)	2,669
Total mortgage-backed securities	(2,611)	64,495	(175)	4,909	(2,786)	69,404
Corporate debt securities	(48)	1,970	(43)	408	(91)	2,378
Collateralized loan and other debt obligations	(30)	5,158	(48)	1,070	(78)	6,228
Other	(1)	442	(5)	428	(6)	870
Total debt securities	(2,992)	81,560	(575)	12,650	(3,567)	94,210
Marketable equity securities:
Perpetual preferred securities	(20)	321	(30)	366	(50)	687
Other marketable equity securities	(1)	9	-	-	(1)	9
Total marketable equity securities	(21)	330	(30)	366	(51)	696
Total available-for-sale securities	(3,013)	81,890	(605)	13,016	(3,618)	94,906
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(27)	4,556	-	-	(27)	4,556
Federal agency mortgage-backed securities	(39)	4,788	-	-	(39)	4,788
Other	(2)	394	-	-	(2)	394
Total held-to-maturity securities	(68)	9,738	-	-	(68)	9,738
Total	$(3,081)	91,628	(605)	13,016	(3,686)	104,644

December 31, 2013

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(329)	5,786	-	-	(329)	5,786
Securities of U.S. states and political subdivisions	(399)	9,238	(328)	4,120	(727)	13,358
Mortgage-backed securities:
Federal agencies	(3,562)	67,045	(52)	1,132	(3,614)	68,177
Residential	(18)	1,242	(22)	232	(40)	1,474
Commercial	(15)	2,128	(100)	2,027	(115)	4,155
Total mortgage-backed securities	(3,595)	70,415	(174)	3,391	(3,769)	73,806
Corporate debt securities	(85)	2,542	(55)	428	(140)	2,970
Collateralized loan and other debt obligations	(55)	7,202	(38)	343	(93)	7,545
Other	(11)	1,690	(18)	365	(29)	2,055
Total debt securities	(4,474)	96,873	(613)	8,647	(5,087)	105,520
Marketable equity securities:
Perpetual preferred securities	(28)	424	(32)	308	(60)	732
Other marketable equity securities	(4)	34	-	-	(4)	34
Total marketable equity securities	(32)	458	(32)	308	(64)	766
Total available-for-sale securities	(4,506)	97,331	(645)	8,955	(5,151)	106,286
Held-to-maturity securities:
Federal agency mortgage-backed securities	(99)	6,153	-	-	(99)	6,153
Total held-to-maturity securities	(99)	6,153	-	-	(99)	6,153
Total	$(4,605)	103,484	(645)	8,955	(5,250)	112,439

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

For complete descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2013 Form 10-K. There have been no material changes to our methodologies for assessing impairment in first quarter 2014.

The following table shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $15 million and $1.8 billion, respectively, at March 31, 2014, and $18 million and $1.9 billion, respectively, at December 31, 2013. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

March 31, 2014

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(234)	5,807	-	-
Securities of U.S. states and political subdivisions	(326)	9,046	(46)	477
Mortgage-backed securities:
Federal agencies	(2,698)	66,103	-	-
Residential	(1)	119	(18)	513
Commercial	(23)	2,260	(46)	409
Total mortgage-backed securities	(2,722)	68,482	(64)	922
Corporate debt securities	(61)	2,026	(30)	352
Collateralized loan and other debt obligations	(59)	6,062	(19)	166
Other	(4)	783	(2)	87
Total debt securities	(3,406)	92,206	(161)	2,004
Perpetual preferred securities	(50)	687	-	-
Total available-for-sale securities	(3,456)	92,893	(161)	2,004
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(27)	4,556	-	-
Federal agency mortgage-backed securities	(39)	4,788	-	-
Other	(2)	394	-	-
Total held-to-maturity securities	(68)	9,738	-	-
Total	$(3,524)	102,631	(161)	2,004

December 31, 2013

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(329)	5,786	-	-
Securities of U.S. states and political subdivisions	(671)	12,915	(56)	443
Mortgage-backed securities:
Federal agencies	(3,614)	68,177	-	-
Residential	(2)	177	(38)	1,297
Commercial	(46)	3,364	(69)	791
Total mortgage-backed securities	(3,662)	71,718	(107)	2,088
Corporate debt securities	(96)	2,343	(44)	627
Collateralized loan and other debt obligations	(72)	7,376	(21)	169
Other	(19)	1,874	(10)	181
Total debt securities	(4,849)	102,012	(238)	3,508
Perpetual preferred securities	(60)	732	-	-
Total available-for-sale securities	(4,909)	102,744	(238)	3,508
Held-to-maturity securities:
Federal agency mortgage-backed securities	(99)	6,153	-	-
Total held-to-maturity securities	(99)	6,153	-	-
Total	$(5,008)	108,897	(238)	3,508

Note 4:   Investment Securities (continued)

Contractual Maturities

The following table shows the remaining contractual maturities and contractual weighted-average yields (taxable-equivalent basis) of available-for-sale debt securities. The remaining contractual principal maturities for MBS do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

			Remaining contractual maturity
					After one year		After five years
	Total		Within one year		through five years		through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

March 31, 2014

Available-for-sale securities (1):
Securities of U.S. Treasury
and federal agencies	$6,359	1.67%	$191	1.32%	$598	1.46%	$5,570	1.70%	$-	-%
Securities of U.S. states and
political subdivisions	44,140	5.41	3,142	1.95	9,304	2.10	3,278	5.19	28,416	6.90
Mortgage-backed securities:
Federal agencies	118,090	3.30	-	-	363	2.73	962	3.40	116,765	3.30
Residential	11,791	4.37	-	-	2	5.05	103	5.49	11,686	4.36
Commercial	18,571	5.20	-	-	31	2.66	56	0.79	18,484	5.22
Total mortgage-backed
securities	148,452	3.62	-	-	396	2.74	1,121	3.46	146,935	3.62
Corporate debt securities	20,624	4.18	5,556	1.94	7,453	4.30	6,292	5.70	1,323	5.70
Collateralized loan and
other debt obligations	21,339	1.62	23	1.95	1,127	0.63	8,282	1.42	11,907	1.86
Other	8,290	1.83	123	3.97	2,654	1.85	1,194	1.52	4,319	1.84
Total available-for-sale
debt securities
at fair value	$249,204	3.70%	$9,035	1.95%	$21,532	2.75%	$25,737	3.10%	$192,900	3.97%

December 31, 2013

Available-for-sale securities (1):
Securities of U.S. Treasury
and federal agencies	$6,280	1.66%	$86	0.54%	$701	1.45%	$5,493	1.71%	$-	-%
Securities of U.S. states and
political subdivisions	42,536	5.30	4,915	1.84	7,901	2.19	3,151	5.19	26,569	6.89
Mortgage-backed securities:
Federal agencies	117,591	3.33	1	7.14	398	2.71	956	3.46	116,236	3.33
Residential	12,453	4.31	-	-	-	-	113	5.43	12,340	4.30
Commercial	18,747	5.24	-	-	52	3.33	59	0.96	18,636	5.26
Total mortgage-backed
securities	148,791	3.65	1	7.14	450	2.78	1,128	3.52	147,212	3.66
Corporate debt securities	21,227	4.18	6,136	2.06	7,255	4.22	6,528	5.80	1,308	5.77
Collateralized loan and
other debt obligations	20,159	1.59	40	0.25	1,100	0.63	7,750	1.29	11,269	1.89
Other	9,629	1.80	906	2.53	2,977	1.74	1,243	1.64	4,503	1.73
Total available-for-sale
debt securities
at fair value	$248,622	3.69%	$12,084	1.99%	$20,384	2.75%	$25,293	3.14%	$190,861	3.97%

(1)		Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

The following table shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.

			Remaining contractual maturity
					After one year		After five years
	Total		Within one year		through five years		through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

March 31, 2014

Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury
and federal agencies	$5,861	1.98%	$-	-%	$-	-%	$5,861	1.98%	$-	-%
Federal agency mortgage-
backed securities	6,199	3.90	-	-	-	-	-	-	6,199	3.90
Other	5,602	1.89	190	1.71	3,396	1.90	2,016	1.89	-	-
Total held-to-maturity
debt securities
at amortized cost	$17,662	2.63%	$190	1.71%	$3,396	1.90%	$7,877	1.96%	$6,199	3.90%

December 31, 2013

Held-to-maturity securities (1):
Amortized cost:
Federal agency mortgage-
backed securities	$6,304	3.90%	$-	-%	$-	-%	$-	-%	$6,304	3.90%
Other	6,042	1.89	195	1.72	4,468	1.87	1,379	1.98	-	-
Total held-to-maturity
debt securities
at amortized cost	$12,346	2.92%	$195	1.72%	$4,468	1.87%	$1,379	1.98%	$6,304	3.90%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

The following table shows the fair value of held-to-maturity debt securities by contractual maturity.

		Remaining contractual maturity
			After one year	After five years
	Total	Within one year	through five years	through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount

March 31, 2014

Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury
and federal agencies	$5,835	$-	$-	$5,835	$-
Federal agency mortgage-
backed securities	6,168	-	-	-	6,168
Other	5,618	190	3,401	2,027	-
Total held-to-maturity
debt securities
at fair value	$17,621	$190	$3,401	$7,862	$6,168

December 31, 2013

Held-to-maturity securities:
Fair value:
Federal agency mortgage-
backed securities	$6,205	$-	$-	$-	$6,205
Other	6,042	195	4,468	1,379	-
Total held-to-maturity
debt securities
at fair value	$12,247	$195	$4,468	$1,379	$6,205

Note 4:   Investment Securities (continued)

Realized Gains and Losses

The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the investment securities portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 (Other Assets)).

	Quarter ended March 31,
(in millions)	2014	2013
Gross realized gains	$391	156
Gross realized losses	(3)	(5)
OTTI write-downs	(9)	(38)
Net realized gains from investment securities	379	113
Net realized gains from nonmarketable equity investments	551	45
Net realized gains from debt securities and equity investments	$930	158

Other-Than-Temporary Impairment

The following table shows the detail of total OTTI write-downs included in earnings for debt securities, marketable equity securities and nonmarketable equity investments.

	Quarter ended March 31,
(in millions)	2014	2013
OTTI write-downs included in earnings
Debt securities:
Mortgage-backed securities:
Residential	$5	15
Commercial	2	15
Corporate debt securities	-	2
Other debt securities	-	2
Total debt securities	7	34
Equity securities:
Marketable equity securities:
Other marketable equity securities	2	4
Total marketable equity securities	2	4
Total investment securities	9	38
Nonmarketable equity investments	126	40
Total OTTI write-downs included in earnings	$135	78

Other-Than-Temporarily Impaired Debt Securities

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in OCI for the same securities.

	Quarter ended March 31,
(in millions)	2014	2013
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$7	23
Intent-to-sell OTTI	-	11
Total recorded as part of gross realized losses	7	34
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Residential mortgage-backed securities	(9)	(9)
Commercial mortgage-backed securities	(12)	(41)
Collateralized loan and other debt obligations	-	(1)
Other debt securities	-	2
Total changes to OCI for non-credit-related OTTI	(21)	(49)
Total OTTI losses (reversal of losses) recorded on debt securities	$(14)	(15)

(1)  Represents amounts recorded to OCI for impairment, due to factors other than credit, on debt securities that have also had credit-related OTTI write-downs during the period. Increases represent initial or subsequent non-credit-related OTTI on debt securities. Decreases represent partial to full reversal of impairment due to recoveries in the fair value of securities due to non-credit factors.

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

Changes in the credit loss component of credit-impaired debt securities that were recognized in earnings and related to securities that we do not intend to sell are presented in the following table.

	Quarter ended March 31,
(in millions)	2014	2013
Credit loss component, beginning of period	$1,171	1,289
Additions:
Initial credit impairments	-	1
Subsequent credit impairments	7	22
Total additions	7	23
Reductions:
For securities sold or matured	(29)	(52)
For recoveries of previous credit impairments (1)	(6)	(8)
Total reductions	(35)	(60)
Credit loss component, end of period	$1,143	1,252

(1)  Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5:  Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $5.5 billion and $6.4 billion at March 31, 2014, and December 31, 2013, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.

	Mar. 31,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$196,768	193,811
Real estate mortgage	107,969	107,100
Real estate construction	16,615	16,747
Lease financing	11,841	12,034
Foreign (1)	48,088	47,551
Total commercial	381,281	377,243
Consumer:
Real estate 1-4 family first mortgage	259,478	258,497
Real estate 1-4 family junior lien mortgage	63,965	65,914
Credit card	26,061	26,870
Automobile	52,607	50,808
Other revolving credit and installment	43,051	42,954
Total consumer	445,162	445,043
Total loans	$826,443	822,286

(1)  Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States.

Loan Purchases, Sales, and Transfers

The following table summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale at lower of cost or fair value. This loan activity primarily includes loans purchased and sales of whole loan or participating interests, whereby we receive or transfer a portion of a loan after origination. The table excludes PCI loans and loans recorded at fair value, including loans originated for sale because their loan activity normally does not impact the allowance for credit losses.

	Quarter ended March 31,
			2014			2013
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Purchases (1)	$1,014	168	1,182	1,026	79	1,105
Sales	(1,641)	(50)	(1,691)	(2,016)	(316)	(2,332)
Transfers to MHFS/LHFS (1)	(35)	(5)	(40)	(80)	(7)	(87)

(1)  The “Purchases” and “Transfers to MHFS/LHFS" categories exclude activity in government insured/guaranteed loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans have different risk characteristics from the rest of our consumer portfolio, whereby this activity does not impact the allowance for loan losses in the same manner because the loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). On a net basis, such purchases net of transfers to MHFS were $1.5 billion and $2.0 billion for the quarter ended March 31, 2014 and 2013, respectively.

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

We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss.  These temporary advance arrangements totaled approximately $88 billion and $87 billion at March 31, 2014, and December 31, 2013, respectively.

We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At March 31, 2014, and December 31, 2013, we had $1.3 billion and $1.2 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.

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

For loans and commitments to lend, we generally require collateral or a guarantee. We may require various types of collateral, including commercial and consumer real estate, autos, other short-term liquid assets such as accounts receivable or inventory and long-lived asset, such as equipment and other business assets. Collateral requirements for each loan or commitment may vary based on the loan product and our assessment of a customer’s credit risk according to the specific credit underwriting, including credit terms and structure.

The contractual amount of our unfunded credit commitments, including unissued standby and commercial letters of credit, is summarized by portfolio segment and class of financing receivable in the following table. The table excludes standby and commercial letters of credit issued under the terms of our commitments and temporary advance commitments on behalf of other lenders.

	Mar. 31,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$240,507	238,962
Real estate mortgage	5,813	5,910
Real estate construction	13,045	12,593
Foreign	13,993	12,216
Total commercial	273,358	269,681
Consumer:
Real estate 1-4 family first mortgage	33,897	32,908
Real estate 1-4 family
junior lien mortgage	47,404	47,668
Credit card	82,533	78,961
Other revolving credit and installment	24,921	24,213
Total consumer	188,755	183,750
Total unfunded
credit commitments	$462,113	453,431

Note 5:   Loans and Allowance for Credit Losses  (continued)

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31,
(in millions)	2014	2013
Balance, beginning of period	$14,971	17,477
Provision for credit losses	325	1,219
Interest income on certain impaired loans (1)	(56)	(73)
Loan charge-offs:
Commercial:
Commercial and industrial	(158)	(181)
Real estate mortgage	(20)	(60)
Real estate construction	(1)	(5)
Lease financing	(4)	(3)
Foreign	(5)	(11)
Total commercial	(188)	(260)
Consumer:
Real estate 1-4 family first mortgage	(223)	(475)
Real estate 1-4 family junior lien mortgage	(249)	(514)
Credit card	(267)	(266)
Automobile	(180)	(164)
Other revolving credit and installment	(177)	(182)
Total consumer	(1,096)	(1,601)
Total loan charge-offs	(1,284)	(1,861)
Loan recoveries:
Commercial:
Commercial and industrial	113	88
Real estate mortgage	42	31
Real estate construction	24	39
Lease financing	3	4
Foreign	1	8
Total commercial	183	170
Consumer:
Real estate 1-4 family first mortgage	53	46
Real estate 1-4 family junior lien mortgage	57	65
Credit card	36	31
Automobile	90	88
Other revolving credit and installment	40	42
Total consumer	276	272
Total loan recoveries	459	442
Net loan charge-offs (2)	(825)	(1,419)
Allowances related to business combinations/other	(1)	(11)
Balance, end of period	$14,414	17,193
Components:
Allowance for loan losses	$13,695	16,711
Allowance for unfunded credit commitments	719	482
Allowance for credit losses (3)	$14,414	17,193
Net loan charge-offs (annualized) as a percentage of average total loans (2)	0.41%	0.72
Allowance for loan losses as a percentage of total loans (3)	1.66	2.09
Allowance for credit losses as a percentage of total loans (3)	1.74	2.15

(1)  Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.

(2)  For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

(3)  The allowance for credit losses includes $21 million and $80 million at March 31, 2014 and 2013, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Quarter ended March 31,
			2014			2013
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance, beginning of period	$6,103	8,868	14,971	5,714	11,763	17,477
Provision for credit losses	263	62	325	192	1,027	1,219
Interest income on certain impaired loans	(6)	(50)	(56)	(19)	(54)	(73)

Loan charge-offs	(188)	(1,096)	(1,284)	(260)	(1,601)	(1,861)
Loan recoveries	183	276	459	170	272	442
Net loan charge-offs	(5)	(820)	(825)	(90)	(1,329)	(1,419)
Allowance related to business combinations/other	(1)	-	(1)	(11)	-	(11)
Balance, end of period	$6,354	8,060	14,414	5,786	11,407	17,193

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

March 31, 2014

Collectively evaluated (1)	$5,407	4,397	9,804	374,024	398,790	772,814
Individually evaluated (2)	929	3,660	4,589	5,052	22,725	27,777
PCI (3)	18	3	21	2,205	23,647	25,852
Total	$6,354	8,060	14,414	381,281	445,162	826,443

December 31, 2013

Collectively evaluated (1)	$4,921	5,011	9,932	369,405	398,084	767,489
Individually evaluated (2)	1,156	3,853	5,009	5,334	22,736	28,070
PCI (3)	26	4	30	2,504	24,223	26,727
Total	$6,103	8,868	14,971	377,243	445,043	822,286

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

Credit Quality

We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than December 31, 2013.  See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

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

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $11.3 billion in criticized commercial real estate (CRE) loans at March 31, 2014, $2.3 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate loss exposure.

Note 5:   Loans and Allowance for Credit Losses  (continued)

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

March 31, 2014

By risk category:
Pass	$180,878	97,028	14,789	11,441	45,786	349,922
Criticized	15,706	9,843	1,434	400	1,771	29,154
Total commercial loans (excluding PCI)	196,584	106,871	16,223	11,841	47,557	379,076
Total commercial PCI loans (carrying value)	184	1,098	392	-	531	2,205
Total commercial loans	$196,768	107,969	16,615	11,841	48,088	381,281

December 31, 2013

By risk category:
Pass	$178,673	94,992	14,594	11,577	44,094	343,930
Criticized	14,923	10,972	1,720	457	2,737	30,809
Total commercial loans (excluding PCI)	193,596	105,964	16,314	12,034	46,831	374,739
Total commercial PCI loans (carrying value)	215	1,136	433	-	720	2,504
Total commercial loans	$193,811	107,100	16,747	12,034	47,551	377,243

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

March 31, 2014

By delinquency status:
Current-29 DPD and still accruing	$195,571	104,525	15,755	11,770	47,508	375,129
30-89 DPD and still accruing	372	303	103	40	7	825
90+ DPD and still accruing	11	13	69	-	2	95
Nonaccrual loans	630	2,030	296	31	40	3,027
Total commercial loans (excluding PCI)	196,584	106,871	16,223	11,841	47,557	379,076
Total commercial PCI loans (carrying value)	184	1,098	392	-	531	2,205
Total commercial loans	$196,768	107,969	16,615	11,841	48,088	381,281

December 31, 2013

By delinquency status:
Current-29 DPD and still accruing	$192,509	103,139	15,698	11,972	46,784	370,102
30-89 DPD and still accruing	338	538	103	33	7	1,019
90+ DPD and still accruing	11	35	97	-	-	143
Nonaccrual loans	738	2,252	416	29	40	3,475
Total commercial loans (excluding PCI)	193,596	105,964	16,314	12,034	46,831	374,739
Total commercial PCI loans (carrying value)	215	1,136	433	-	720	2,504
Total commercial loans	$193,811	107,100	16,747	12,034	47,551	377,243

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

	Real estate	Real estate			Other
	1-4 family	1-4 family			revolving
	first	junior lien	Credit		credit and
(in millions)	mortgage	mortgage	card	Automobile	installment	Total

March 31, 2014

By delinquency status:
Current-29 DPD	$196,664	62,339	25,461	51,805	32,515	368,784
30-59 DPD	2,473	402	168	622	156	3,821
60-89 DPD	1,071	247	124	124	91	1,657
90-119 DPD	559	170	108	49	75	961
120-179 DPD	645	214	199	6	18	1,082
180+ DPD	4,841	476	1	1	8	5,327
Government insured/guaranteed loans (1)	29,695	-	-	-	10,188	39,883
Total consumer loans (excluding PCI)	235,948	63,848	26,061	52,607	43,051	421,515
Total consumer PCI loans (carrying value)	23,530	117	-	-	-	23,647
Total consumer loans	$259,478	63,965	26,061	52,607	43,051	445,162

December 31, 2013

By delinquency status:
Current-29 DPD	$193,361	64,194	26,203	49,699	31,866	365,323
30-59 DPD	2,784	461	202	852	178	4,477
60-89 DPD	1,157	253	144	186	111	1,851
90-119 DPD	587	182	124	66	76	1,035
120-179 DPD	747	216	196	4	20	1,183
180+ DPD	5,024	485	1	1	7	5,518
Government insured/guaranteed loans (1)	30,737	-	-	-	10,696	41,433
Total consumer loans (excluding PCI)	234,397	65,791	26,870	50,808	42,954	420,820
Total consumer PCI loans (carrying value)	24,100	123	-	-	-	24,223
Total consumer loans	$258,497	65,914	26,870	50,808	42,954	445,043

(1)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $18.9 billion at March 31, 2014, compared with $20.8 billion at December 31, 2013. Student loans 90+ DPD totaled $860 million at March 31, 2014, compared with $900 million at December 31, 2013.

Of the $7.4 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at March 31, 2014, $855 million was accruing, compared with $7.7 billion past due and $902 million accruing at December 31, 2013.

Real estate 1-4 family first mortgage loans 180 days or more past due totaled $4.8 billion, or 2.1% of total first mortgages (excluding PCI), at March 31, 2014, compared with $5.0  billion, or 2.1%, at December 31, 2013.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $5.0 billion at both March 31, 2014, and December 31, 2013.

Note 5:   Loans and Allowance for Credit Losses  (continued)

	Real estate	Real estate			Other
	1-4 family	1-4 family			revolving
	first	junior lien	Credit		credit and
(in millions)	mortgage	mortgage	card	Automobile	installment	Total

March 31, 2014

By updated FICO:
< 600	$13,657	4,879	2,320	8,669	940	30,465
600-639	8,801	3,136	2,134	6,068	1,024	21,163
640-679	14,957	5,847	4,085	9,005	2,185	36,079
680-719	24,171	9,708	5,298	9,256	3,991	52,424
720-759	33,319	13,053	5,423	6,822	5,323	63,940
760-799	72,942	18,529	4,325	6,604	6,904	109,304
800+	35,632	7,775	2,256	5,745	5,354	56,762
No FICO available	2,774	921	220	438	2,131	6,484
FICO not required	-	-	-	-	5,011	5,011
Government insured/guaranteed loans (1)	29,695	-	-	-	10,188	39,883
Total consumer loans (excluding PCI)	235,948	63,848	26,061	52,607	43,051	421,515
Total consumer PCI loans (carrying value)	23,530	117	-	-	-	23,647
Total consumer loans	$259,478	63,965	26,061	52,607	43,051	445,162

December 31, 2013

By updated FICO:
< 600	$14,128	5,047	2,404	8,400	956	30,935
600-639	9,030	3,247	2,175	5,925	1,015	21,392
640-679	14,917	5,984	4,176	8,827	2,156	36,060
680-719	24,336	10,042	5,398	8,992	3,914	52,682
720-759	32,991	13,575	5,530	6,546	5,263	63,905
760-799	72,062	19,238	4,535	6,313	6,828	108,976
800+	33,311	7,705	2,408	5,397	5,127	53,948
No FICO available	2,885	953	244	408	1,992	6,482
FICO not required	-	-	-	-	5,007	5,007
Government insured/guaranteed loans (1)	30,737	-	-	-	10,696	41,433
Total consumer loans (excluding PCI)	234,397	65,791	26,870	50,808	42,954	420,820
Total consumer PCI loans (carrying value)	24,100	123	-	-	-	24,223
Total consumer loans	$258,497	65,914	26,870	50,808	42,954	445,043

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

	March 31, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total
By LTV/CLTV:
0-60%	$78,776	13,471	92,247	74,046	13,636	87,682
60.01-80%	81,106	16,841	97,947	80,187	17,154	97,341
80.01-100%	29,913	15,803	45,716	30,843	16,272	47,115
100.01-120% (1)	9,442	9,581	19,023	10,678	9,992	20,670
> 120% (1)	5,388	6,875	12,263	6,306	7,369	13,675
No LTV/CLTV available	1,628	1,277	2,905	1,600	1,368	2,968
Government insured/guaranteed loans (2)	29,695	-	29,695	30,737	-	30,737
Total consumer loans (excluding PCI)	235,948	63,848	299,796	234,397	65,791	300,188
Total consumer PCI loans (carrying value)	23,530	117	23,647	24,100	123	24,223
Total consumer loans	$259,478	63,965	323,443	258,497	65,914	324,411

(1)  Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Nonaccrual Loans  The following table provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

	Mar. 31,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$630	738
Real estate mortgage	2,030	2,252
Real estate construction	296	416
Lease financing	31	29
Foreign	40	40
Total commercial (1)	3,027	3,475
Consumer:
Real estate 1-4 family first mortgage (2)	9,357	9,799
Real estate 1-4 family junior lien mortgage	2,072	2,188
Automobile	161	173
Other revolving credit and installment	33	33
Total consumer	11,623	12,193
Total nonaccrual loans
(excluding PCI)	$14,650	15,668

(1)  Includes LHFS of $1 million at both March 31, 2014 and December 31, 2013.

(2)  Includes MHFS of $227 million at both March 31, 2014 and December 31, 2013.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $14.5 billion and $17.3 billion at March 31, 2014 and December 31, 2013, respectively, which included $8.1 billion and $10.0 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 5:   Loans and Allowance for Credit Losses  (continued)

LOANS 90 Days OR MORE Past Due and Still Accruing   Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1‑4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $4.3 billion at March 31, 2014, and $4.5 billion at December 31, 2013, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms. Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the FFELP were $20.3 billion at March 31, 2014, down from $22.2 billion at December 31, 2013.

The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	Mar. 31	Dec. 31
(in millions)	2014	2013
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$21,215	23,219
Less: FHA insured/guaranteed by the VA (1)(2)	19,405	21,274
Less: Student loans guaranteed
under the FFELP (3)	860	900
Total, not government
insured/guaranteed	$950	1,045

By segment and class, not government
insured/guaranteed:
Commercial:
Commercial and industrial	$11	11
Real estate mortgage	13	35
Real estate construction	69	97
Foreign	2	-
Total commercial	95	143
Consumer:
Real estate 1-4 family first mortgage (2)	333	354
Real estate 1-4 family junior lien mortgage (2)	88	86
Credit card	308	321
Automobile	41	55
Other revolving credit and installment	85	86
Total consumer	855	902
Total, not government
insured/guaranteed	$950	1,045

(1)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)  Includes mortgage loans held for sale 90 days or more past due and still accruing.

(3)  Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

Impaired Loans  The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $593 million at March 31, 2014, and $650 million at December 31, 2013.

For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies).

		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	principal	Impaired	allowance for	allowance for
(in millions)	balance	loans	credit losses	credit losses

March 31, 2014

Commercial:
Commercial and industrial	$1,970	1,256	964	257
Real estate mortgage	4,101	3,221	3,113	571
Real estate construction	806	499	457	72
Lease financing	70	34	34	16
Foreign	49	42	42	13
Total commercial (1)	6,996	5,052	4,610	929
Consumer:
Real estate 1-4 family first mortgage	22,504	19,568	13,621	2,782
Real estate 1-4 family junior lien mortgage	3,118	2,554	2,064	752
Credit card	399	399	399	113
Automobile	226	169	81	10
Other revolving credit and installment	45	35	28	3
Total consumer (2)	26,292	22,725	16,193	3,660
Total impaired loans (excluding PCI)	$33,288	27,777	20,803	4,589

December 31, 2013

Commercial:
Commercial and industrial	$2,016	1,274	1,024	223
Real estate mortgage	4,269	3,375	3,264	819
Real estate construction	946	615	589	101
Lease financing	71	33	33	8
Foreign	44	37	37	5
Total commercial (1)	7,346	5,334	4,947	1,156
Consumer:
Real estate 1-4 family first mortgage	22,450	19,500	13,896	3,026
Real estate 1-4 family junior lien mortgage	3,130	2,582	2,092	681
Credit card	431	431	431	132
Automobile	245	189	95	11
Other revolving credit and installment	44	34	27	3
Total consumer (2)	26,300	22,736	16,541	3,853
Total impaired loans (excluding PCI)	$33,646	28,070	21,488	5,009

(1)  Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)  At March 31, 2014 and December 31, 2013, includes the recorded investment of $2.6 billion and $2.5 billion, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance.

Note 5:   Loans and Allowance for Credit Losses  (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $329 million and $407 million at March 31, 2014 and December 31, 2013, respectively.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended March 31,
	2014		2013
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(in millions)	investment	income	investment	income
Commercial:
Commercial and industrial	$1,241	21	1,943	26
Real estate mortgage	3,237	29	4,421	32
Real estate construction	575	7	1,271	12
Lease financing	33	-	37	-
Foreign	41	-	32	-
Total commercial	5,127	57	7,704	70
Consumer:
Real estate 1-4 family first mortgage	19,479	237	18,944	251
Real estate 1-4 family junior lien mortgage	2,557	35	2,482	35
Credit card	415	12	517	15
Automobile	179	7	298	10
Other revolving credit and installment	35	1	26	1
Total consumer	22,665	292	22,267	312
Total impaired loans (excluding PCI)	$27,792	349	29,971	382

Interest income:
Cash basis of accounting		$99		123
Other (1)		250		259
Total interest income		$349		382

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

We may require some borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Home Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans.

At March 31, 2014, the loans in trial modification period were $211 million under HAMP, $40 million under 2MP and $342 million under proprietary programs, compared with $253 million, $45 million and $352 million at December 31, 2013, respectively. Trial modifications with a recorded investment of $279 million at March 31, 2014, and $286 million at December 31, 2013, were accruing loans and $314 million and $364 million, respectively, were nonaccruing loans. Our experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period.

		Primary modification type (1)				Financial effects of modifications
							Weighted	Recorded
							average	investment
			Interest				interest	related to
			rate	Other		Charge-	rate	interest rate
(in millions)		Principal (2)	reduction	concessions (3)	Total	offs (4)	reduction	reduction (5)
Quarter ended March 31, 2014
Commercial:
	Commercial and industrial	$-	13	265	278	11	3.06%	$13
	Real estate mortgage	3	39	294	336	-	1.29	39
	Real estate construction	-	1	143	144	-	1.49	1
	Foreign	-	-	-	-	-	-	-
	Total commercial	3	53	702	758	11	1.71	53
Consumer:
	Real estate 1-4 family first mortgage	173	108	757	1,038	32	2.73	246
	Real estate 1-4 family junior lien mortgage	18	34	63	115	18	3.24	50
	Credit card	-	36	-	36	-	10.12	36
	Automobile	1	1	23	25	10	9.58	1
	Other revolving credit and installment	-	1	1	2	-	4.90	1
	Trial modifications (6)	-	-	(29)	(29)	-	-	-
	Total consumer	192	180	815	1,187	60	3.63	334
	Total	$195	233	1,517	1,945	71	3.37%	$387

Quarter ended March 31, 2013
Commercial:
	Commercial and industrial	$-	67	327	394	1	7.60%	$67
	Real estate mortgage	24	75	422	521	5	1.82	75
	Real estate construction	-	-	109	109	4	-	-
	Foreign	15	-	-	15	-	-	-
	Total commercial	39	142	858	1,039	10	4.54	142
Consumer:
	Real estate 1-4 family first mortgage	344	379	1,381	2,104	97	2.43	623
	Real estate 1-4 family junior lien mortgage	27	48	168	243	15	3.24	72
	Credit card	-	46	-	46	-	10.73	46
	Automobile	1	6	24	31	8	6.39	6
	Other revolving credit and installment	-	2	3	5	-	3.89	2
	Trial modifications (6)	-	-	32	32	-	-	-
	Total consumer	372	481	1,608	2,461	120	3.06	749
	Total	$411	623	2,466	3,500	130	3.29%	$891

(1)

Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $612 million and $944 million, for quarters ended March 31, 2014 and 2013, respectively.

(2)

Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.

(3)

Other concessions include loan renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the contractual interest rate.

(4)

Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $48 million and $134 million for quarters ended March 31, 2014 and 2013, respectively.

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

	Recorded
	investment of defaults
	Quarter ended March 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$9	21
Real estate mortgage	42	61
Real estate construction	3	28
Foreign	5	-
Total commercial	59	110
Consumer:
Real estate 1-4 family first mortgage	79	83
Real estate 1-4 family junior lien mortgage	7	10
Credit card	13	16
Automobile	4	4
Total consumer	103	113
Total	$162	223

Purchased Credit-Impaired Loans

Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008. The following table presents PCI loans net of any remaining purchase accounting adjustments. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.

	March 31,	December 31,
(in millions)	2014	2013	2008
Commercial:
Commercial and industrial	$184	215	4,580
Real estate mortgage	1,098	1,136	5,803
Real estate construction	392	433	6,462
Foreign	531	720	1,859
Total commercial	2,205	2,504	18,704
Consumer:
Real estate 1-4 family first mortgage	23,530	24,100	39,214
Real estate 1-4 family junior lien mortgage	117	123	728
Automobile	-	-	151
Total consumer	23,647	24,223	40,093
Total PCI loans (carrying value)	$25,852	26,727	58,797
Total PCI loans (unpaid principal balance)	$36,676	38,229	98,182

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

The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)
Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	132
Accretion into interest income (1)	(11,184)
Accretion into noninterest income due to sales (2)	(393)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	6,325
Changes in expected cash flows that do not affect nonaccretable difference (3)	12,065
Balance, December 31, 2013	17,392
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(375)
Accretion into noninterest income due to sales (2)	(35)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	110
Changes in expected cash flows that do not affect nonaccretable difference (3)	(6)
Balance, March 31, 2014	$17,086

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.
(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.
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

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total
Balance, December 31, 2008	$-	-	-	-
Provision for losses due to credit deterioration	1,641	-	107	1,748
Charge-offs	(1,615)	-	(103)	(1,718)
Balance, December 31, 2013	26	-	4	30
Provision for losses due to credit deterioration / (reversal of provision)	(5)	-	1	(4)
Charge-offs	(3)	-	(2)	(5)
Balance, March 31, 2014	$18	-	3	21

Commercial PCI Credit Quality Indicators  The following

table provides a breakdown of commercial PCI loans by risk category.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

March 31, 2014

By risk category:
Pass	$114	310	151	1	576
Criticized	70	788	241	530	1,629
Total commercial PCI loans	$184	1,098	392	531	2,205

December 31, 2013

By risk category:
Pass	$118	316	160	8	602
Criticized	97	820	273	712	1,902
Total commercial PCI loans	$215	1,136	433	720	2,504

The following table provides past due information for commercial PCI loans.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

March 31,2014

By delinquency status:
Current-29 DPD and still accruing	$182	1,034	324	451	1,991
30-89 DPD and still accruing	-	10	-	-	10
90+ DPD and still accruing	2	54	68	80	204
Total commercial PCI loans	$184	1,098	392	531	2,205

December 31, 2013

By delinquency status:
Current-29 DPD and still accruing	$210	1,052	355	632	2,249
30-89 DPD and still accruing	5	41	2	-	48
90+ DPD and still accruing	-	43	76	88	207
Total commercial PCI loans	$215	1,136	433	720	2,504

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

	March 31, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$20,689	177	20,866	20,712	171	20,883
30-59 DPD and still accruing	1,996	7	2,003	2,185	8	2,193
60-89 DPD and still accruing	1,058	3	1,061	1,164	4	1,168
90-119 DPD and still accruing	404	2	406	457	2	459
120-179 DPD and still accruing	457	3	460	517	4	521
180+ DPD and still accruing	4,142	95	4,237	4,291	95	4,386
Total consumer PCI loans (adjusted unpaid principal balance)	$28,746	287	29,033	29,326	284	29,610
Total consumer PCI loans (carrying value)	$23,530	117	23,647	24,100	123	24,223

Note 5:   Loans and Allowance for Credit Losses  (continued)

The following table provides FICO scores for consumer PCI loans.

	March 31, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total
By FICO:
< 600	$9,396	101	9,497	9,933	101	10,034
600-639	5,938	60	5,998	6,029	60	6,089
640-679	6,829	72	6,901	6,789	70	6,859
680-719	3,729	36	3,765	3,732	35	3,767
720-759	1,700	10	1,710	1,662	11	1,673
760-799	849	5	854	865	5	870
800+	195	1	196	198	1	199
No FICO available	110	2	112	118	1	119
Total consumer PCI loans (adjusted unpaid principal balance)	$28,746	287	29,033	29,326	284	29,610
Total consumer PCI loans (carrying value)	$23,530	117	23,647	24,100	123	24,223

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV  for real estate 1-4 family junior lien mortgages.

	March 31, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total
By LTV/CLTV:
0-60%	$2,609	32	2,641	2,501	32	2,533
60.01-80%	8,821	45	8,866	8,541	42	8,583
80.01-100%	10,142	92	10,234	10,366	88	10,454
100.01-120% (1)	4,434	67	4,501	4,677	67	4,744
> 120% (1)	2,730	49	2,779	3,232	54	3,286
No LTV/CLTV available	10	2	12	9	1	10
Total consumer PCI loans (adjusted unpaid principal balance)	$28,746	287	29,033	29,326	284	29,610
Total consumer PCI loans (carrying value)	$23,530	117	23,647	24,100	123	24,223

(1)  Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6:  Other Assets

The components of other assets were:

	Mar. 31,	Dec. 31,
(in millions)	2014	2013
Nonmarketable equity investments:
Cost method:
Private equity	$2,525	2,308
Federal bank stock	4,555	4,670
Total cost method	7,080	6,978
Equity method:
LIHTC investments (1)	6,217	6,209
Private equity and other	5,532	5,782
Total equity method	11,749	11,991
Fair value (2)	1,933	1,386
Total nonmarketable
equity investments	20,762	20,355
Corporate/bank-owned life insurance	18,795	18,738
Accounts receivable	22,093	21,422
Interest receivable	5,159	5,019
Core deposit intangibles	4,395	4,674
Customer relationship and
other amortized intangibles	1,021	1,084
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (3)	2,302	2,093
Non-government insured/guaranteed	811	814
Non-residential real estate	1,002	1,030
Operating lease assets	2,138	2,047
Due from customers on acceptances	221	279
Other	11,515	8,787
Total other assets	$90,214	86,342

(1)  Represents low income housing tax credit investments.

(2)  Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 (Fair Values of Assets and Liabilities) for additional information.

(3)  These are foreclosed real estate resulting from government insured/guaranteed loans. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA.

Income (expense) related to nonmarketable equity investments was:

	Quarter ended March 31,
(in millions)	2014	2013
Net realized gains from nonmarketable
equity investments	$551	45
All other	(223)	37
Total	$328	82

Note 7: Securitizations and Variable Interest Entities

Involvement with SPEs

In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For further description of our involvement with SPEs, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2013 Form 10-K.

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

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

			Transfers that
	VIEs that we	VIEs	we account
	do not	that we	for as secured
(in millions)	consolidate	consolidate	borrowings		Total

March 31, 2014

Cash	$-	176		30	206
Trading assets	1,153	126		208	1,487
Investment securities (1)	17,650	1,155		8,852	27,657
Mortgages held for sale	-	3		-	3
Loans	7,506	5,729		5,900	19,135
Mortgage servicing rights	14,243	-		-	14,243
Other assets	6,167	301		107	6,575
Total assets	46,719	7,490		15,097	69,306
Short-term borrowings	-	23		6,549	6,572
Accrued expenses and other liabilities	3,107	90	(2)	3	3,200
Long-term debt	-	2,223	(2)	5,548	7,771
Total liabilities	3,107	2,336		12,100	17,543
Noncontrolling interests	-	5		-	5
Net assets	$43,612	5,149		2,997	51,758

December 31, 2013

Cash	$-	165		7	172
Trading assets	1,206	162		193	1,561
Investment securities (1)	18,795	1,352		8,976	29,123
Mortgages held for sale	-	38		-	38
Loans	7,652	6,058		6,021	19,731
Mortgage servicing rights	14,859	-		-	14,859
Other assets	6,151	347		110	6,608
Total assets	48,663	8,122		15,307	72,092
Short-term borrowings	-	29		7,871	7,900
Accrued expenses and other liabilities	3,464	99	(2)	3	3,566
Long-term debt	-	2,356	(2)	5,673	8,029
Total liabilities	3,464	2,484		13,547	19,495
Noncontrolling interests	-	5		-	5
Net assets	$45,199	5,633		1,760	52,592

(1)  Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)  Includes the following VIE liabilities at March 31, 2014 and December 31, 2013, respectively, with recourse to the general credit of Wells Fargo: Accrued expenses and other liabilities, $9 million at each date; and Long-term debt, $19 million and $29 million.

Transactions with Unconsolidated VIEs

Our transactions with VIEs include securitizations of residential mortgage loans, CRE loans, student loans and auto loans and leases; investment and financing activities involving collateralized debt obligations (CDOs) backed by asset-backed and CRE securities, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. Involvements with these unconsolidated

VIEs are recorded on our balance sheet primarily in trading assets, investment securities, loans, MSRs, other assets and other liabilities, as appropriate.

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

		Carrying value - asset (liability)
					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets
March 31, 2014
Residential mortgage loan
securitizations:
Conforming (2)	$1,308,237	2,649	13,694	-	(734)	15,609
Other/nonconforming	36,243	1,670	242	-	(17)	1,895
Commercial mortgage securitizations	155,659	7,164	285	210	-	7,659
Collateralized debt obligations:
Debt securities	6,358	35	-	178	(130)	83
Loans (3)	5,990	5,852	-	-	-	5,852
Asset-based finance structures	12,350	6,394	-	(70)	-	6,324
Tax credit structures	23,407	6,501	-	-	(2,067)	4,434
Collateralized loan obligations	3,949	900	-	-	-	900
Investment funds	3,458	52	-	-	-	52
Other (4)	10,755	817	22	3	(38)	804
Total	$1,566,406	32,034	14,243	321	(2,986)	43,612

		Maximum exposure to loss
					Other
		Debt and			commitments
		equity	Servicing		and	Total
		interests	assets	Derivatives	guarantees	exposure
Residential mortgage loan
securitizations:
Conforming		$2,649	13,694	-	2,509	18,852
Other/nonconforming		1,670	242	-	347	2,259
Commercial mortgage securitizations		7,164	285	273	-	7,722
Collateralized debt obligations:
Debt securities		35	-	178	130	343
Loans (3)		5,852	-	-	-	5,852
Asset-based finance structures		6,394	-	70	955	7,419
Tax credit structures		6,501	-	-	479	6,980
Collateralized loan obligations		900	-	-	88	988
Investment funds		52	-	-	18	70
Other (4)		817	22	163	127	1,129
Total		$32,034	14,243	684	4,653	51,614

(continued on following page)

Note 7:   Securitizations and Variable Interest Entities  (continued)

(continued from previous page)

		Carrying value - asset (liability)
					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets
December 31, 2013
Residential mortgage loan securitizations:
Conforming (2)	$1,314,285	2,721	14,253	-	(745)	16,229
Other/nonconforming	38,330	1,739	258	-	(26)	1,971
Commercial mortgage securitizations	170,088	7,627	325	209	-	8,161
Collateralized debt obligations:
Debt securities	6,730	37	-	214	(130)	121
Loans (3)	6,021	5,888	-	-	-	5,888
Asset-based finance structures	11,415	6,857	-	(84)	-	6,773
Tax credit structures	23,112	6,455	-	-	(2,213)	4,242
Collateralized loan obligations	4,382	1,061	-	-	-	1,061
Investment funds	3,464	54	-	-	-	54
Other (4)	10,343	860	23	5	(189)	699
Total	$1,588,170	33,299	14,859	344	(3,303)	45,199

		Maximum exposure to loss
					Other
		Debt and			commitments
		equity	Servicing		and	Total
		interests	assets	Derivatives	guarantees	exposure
Residential mortgage loan securitizations:
Conforming		$2,721	14,253	-	2,287	19,261
Other/nonconforming		1,739	258	-	346	2,343
Commercial mortgage securitizations		7,627	325	322	-	8,274
Collateralized debt obligations:
Debt securities		37	-	214	130	381
Loans (3)		5,888	-	-	-	5,888
Asset-based finance structures		6,857	-	84	1,665	8,606
Tax credit structures		6,455	-	-	626	7,081
Collateralized loan obligations		1,061	-	-	159	1,220
Investment funds		54	-	-	31	85
Other (4)		860	23	178	188	1,249
Total		$33,299	14,859	798	5,432	54,388

(1)  Includes total equity interests of $6.9 billion  at both March 31, 2014 and December 31, 2013. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)  Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.5 billion and $2.1 billion at March 31, 2014 and December 31, 2013, respectively, for certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations.  The recorded carrying value represents the amount that would be payable if the Company were to exercise the repurchase option.  The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)  Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current and 72% were rated as investment grade by the primary rating agencies at both March 31, 2014 and December 31, 2013. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

(4)  Includes structured financing, student loan securitizations, auto loan and lease securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

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

For complete descriptions of our types of transactions with unconsolidated VIEs with which we have a significant continuing involvement, but we are not the primary beneficiary, see Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in our 2013 Form 10-K.

OTHER TRANSACTIONS WITH VIEs  Auction rate securities (ARS) are debt instruments with long-term maturities, but which re-price more frequently, and preferred equities with no maturity. At March 31, 2014, we held in our available-for-sale securities portfolio $614 million of ARS issued by VIEs redeemed pursuant to agreements entered into in 2008 and 2009, compared with $653 million at December 31, 2013.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at March 31, 2014, and December 31, 2013, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.0 billion  and $1.9 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

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

	2014		2013
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets
Quarter ended March 31,
Sales proceeds from securitizations	$37,614	-	106,306	-
Fees from servicing rights retained	1,028	2	1,076	2
Other interests held	293	21	406	27
Purchases of delinquent assets	3	-	9	-
Servicing advances, net of repayments	(273)	-	802	-

Note 7:   Securitizations and Variable Interest Entities  (continued)

In first quarter 2014 and 2013, we recognized net gains of $29 million and $64 million, respectively, from transfers accounted for as sales of financial assets in securitizations. These net gains primarily relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.

Sales with continuing involvement during the first quarter of 2014 and 2013 predominantly related to securitizations of residential mortgages that are sold to the GSEs, including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the first quarter of 2014 and 2013 we transferred $33.6 billion and $100.7 billion respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first quarter of 2014 we recorded a $289 million servicing asset, measured at fair value using a Level 3 measurement technique, and a $10 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first quarter of 2013, we recorded a $935 million servicing asset and a $59 million liability.

We used the following key weighted-average assumptions to measure mortgage servicing assets at the date of securitization:

	Residential mortgage servicing rights
	2014	2013
Quarter ended March 31,
Prepayment speed (1)	12.1%	11.9
Discount rate	7.8	7.1
Cost to service ($ per loan) (2)	$230	178

(1)  The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

(2)  Includes costs to service and unreimbursed foreclosure costs.

During first quarter 2014 and 2013, we transferred $1.3 billion and $1.7 billion, respectively, in fair value of commercial mortgages to unconsolidated VIEs and recorded the transfers as sales, which resulted in a gain of $24 million and $62 million for the same periods, respectively, because the loans were carried at lower of cost or market value (LOCOM). In connection with these transfers, in first quarter 2014 we recorded a servicing asset of $3 million, initially measured at fair value using a Level 3 measurement technique. In first quarter 2013, we recorded a servicing asset of $5 million, using a Level 3 measurement technique, and available-for-sale securities of $23 million, classified as Level 2.

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

		Other interests held
	Residential
	mortgage	Interest-	Consumer		Commercial (2)
	servicing	only	Subordinated	Senior	Subordinated	Senior
($ in millions, except cost to service amounts)	rights (1)	strips	bonds	bonds	bonds	bonds
Fair value of interests held at March 31, 2014	$14,953	138	39	-	286	590
Expected weighted-average life (in years)	6.2	3.8	5.8	-	3.5	6.1

Key economic assumptions:
Prepayment speed assumption (3)	11.2%	10.9	6.7	-
Decrease in fair value from:
10% adverse change	$820	3	-	-
25% adverse change	1,957	6	-	-

Discount rate assumption	7.8%	18.7	4.2	-	5.0	3.6
Decrease in fair value from:
100 basis point increase	$792	3	2	-	21	30
200 basis point increase	1,508	5	4	-	29	57

Cost to service assumption ($ per loan)	181
Decrease in fair value from:
10% adverse change	622
25% adverse change	1,556

Credit loss assumption			0.4%	-	10.7	-
Decrease in fair value from:
10% higher losses			$-	-	18	-
25% higher losses			-	-	27	-

Fair value of interests held at December 31, 2013	$15,580	135	39	-	283	587
Expected weighted-average life (in years)	6.4	3.8	5.9	-	3.6	6.3

Key economic assumptions:
Prepayment speed assumption (3)	10.7%	10.7	6.7	-
Decrease in fair value from:
10% adverse change	$864	3	-	-
25% adverse change	2,065	7	-	-

Discount rate assumption	7.8%	18.3	4.4	-	4.5	3.6
Decrease in fair value from:
100 basis point increase	$840	2	2	-	30	30
200 basis point increase	1,607	5	4	-	38	58

Cost to service assumption ($ per loan)	191
Decrease in fair value from:
10% adverse change	636
25% adverse change	1,591

Credit loss assumption			0.4%	-	14.2	-
Decrease in fair value from:
10% higher losses			$-	-	29	-
25% higher losses			-	-	39	1

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

Note 7:   Securitizations and Variable Interest Entities  (continued)

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.6 billion at both March 31, 2014, and December 31, 2013. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at March 31, 2014, and 2013, results in a decrease in fair value of $188 million and $175 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.

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

					Net charge-offs
	Total loans		Delinquent loans		Quarter ended
	Mar. 31	Dec. 31	Mar. 31	Dec. 31	Mar. 31
(in millions)	2014	2013	2014	2013	2014	2013
Commercial:
Real estate mortgage	$119,011	119,346	8,208	8,808	634	72
Total commercial	119,011	119,346	8,208	8,808	634	72
Consumer:
Real estate 1-4 family first mortgage	1,303,375	1,313,298	15,965	17,009	144	255
Real estate 1-4 family junior lien mortgage	1	1	-	-	-	-
Other revolving credit and installment	1,743	1,790	92	99	-	-
Total consumer	1,305,119	1,315,089	16,057	17,108	144	255
Total off-balance sheet securitized loans (1)	$1,424,130	1,434,435	24,265	25,916	778	327

(1)  At March 31, 2014 and December 31, 2013, the table includes total loans of $1.3 trillion at both dates and delinquent loans of $13.1 billion and $14.0 billion, respectively for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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

		Carrying value
	Total		Third
	VIE	Consolidated	party	Noncontrolling	Net
(in millions)	assets	assets	liabilities	interests	assets
March 31, 2014

Secured borrowings:
Municipal tender option bond securitizations	$11,178	9,125	(6,551)	-	2,574
Commercial real estate loans	442	442	(239)	-	203
Residential mortgage securitizations	5,258	5,530	(5,310)	-	220
Total secured borrowings	16,878	15,097	(12,100)	-	2,997
Consolidated VIEs:
Nonconforming residential
mortgage loan securitizations	6,409	5,716	(2,092)	-	3,624
Structured asset finance	54	54	(18)	-	36
Investment funds	1,292	1,292	(58)	-	1,234
Other	485	428	(168)	(5)	255
Total consolidated VIEs	8,240	7,490	(2,336)	(5)	5,149
Total secured borrowings and consolidated VIEs	$25,118	22,587	(14,436)	(5)	8,146
December 31, 2013

Secured borrowings:
Municipal tender option bond securitizations	$11,626	9,210	(7,874)	-	1,336
Commercial real estate loans	486	486	(277)	-	209
Residential mortgage securitizations	5,337	5,611	(5,396)	-	215
Total secured borrowings	17,449	15,307	(13,547)	-	1,760
Consolidated VIEs:
Nonconforming residential
mortgage loan securitizations	6,770	6,018	(2,214)	-	3,804
Structured asset finance	56	56	(18)	-	38
Investment funds	1,536	1,536	(70)	-	1,466
Other	582	512	(182)	(5)	325
Total consolidated VIEs	8,944	8,122	(2,484)	(5)	5,633
Total secured borrowings and consolidated VIEs	$26,393	23,429	(16,031)	(5)	7,393

In addition to the transactions included in the previous table, at both March 31, 2014, and December 31, 2013, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At March 31, 2014, we pledged approximately $6.4 billion in loans (principal and interest eligible to be capitalized), $166 million in available-for-sale securities and $180 million in cash and cash equivalents to collateralize the VIE’s borrowings, compared with $6.6 billion, $160 million and $180 million, respectively, at December 31, 2013. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.

For complete descriptions of our accounting for transfers accounted for as secured borrowings and involvements with consolidated VIEs see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2013 Form 10-K.

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

We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended March 31,
(in millions)	2014	2013
Fair value, beginning of period	$15,580	11,538
Servicing from securitizations or asset transfers	289	935
Sales	-	(423)
Net additions	289	512
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (1)	(509)	1,030
Servicing and foreclosure costs (2)	(34)	(58)
Prepayment estimates and other (3)	102	(211)
Net changes in valuation model inputs or assumptions	(441)	761
Other changes in fair value (4)	(475)	(750)
Total changes in fair value	(916)	11
Fair value, end of period	$14,953	12,061

(1)  Primarily represents prepayment speed changes due to changes in mortgage interest rates, but also includes other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

(2)  Includes costs to service and unreimbursed foreclosure costs.

(3)  Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior that occur independent of interest rate changes.

(4)  Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended March 31,
(in millions)	2014	2013
Balance, beginning of period	$1,229	1,160
Purchases	40	27
Servicing from securitizations or asset transfers	14	56
Amortization	(64)	(62)
Balance, end of period (1)	1,219	1,181
Fair value of amortized MSRs (2):
Beginning of period	$1,575	1,400
End of period	1,624	1,404

(1)  Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs.

(2)  Represent commercial amortized MSRs.

We present the components of our managed servicing portfolio in the following table at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

	Mar. 31,	Dec. 31,
(in billions)	2014	2013
Residential mortgage servicing:
Serviced for others	$1,470	1,485
Owned loans serviced	337	338
Subserviced for others	5	6
Total residential servicing	1,812	1,829
Commercial mortgage servicing:
Serviced for others	424	419
Owned loans serviced	108	107
Subserviced for others	7	7
Total commercial servicing	539	533
Total managed servicing portfolio	$2,351	2,362
Total serviced for others	$1,894	1,904
Ratio of MSRs to related loans serviced for others	0.85%	0.88

The components of mortgage banking noninterest income were:

	Quarter ended March 31,
(in millions)	2014	2013
Servicing income, net:
Servicing fees
Contractually specified servicing fees	$1,082	1,125
Late charges	56	60
Ancillary fees	80	82
Unreimbursed direct servicing costs (1)	(148)	(270)
Net servicing fees	1,070	997
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(441)	761
Other changes in fair value (3)	(475)	(750)
Total changes in fair value of MSRs carried at fair value	(916)	11
Amortization	(64)	(62)
Net derivative gains (losses) from economic hedges (4)	848	(632)
Total servicing income, net	938	314
Net gains on mortgage loan origination/sales activities	572	2,480
Total mortgage banking noninterest income	$1,510	2,794
Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$407	129

(1)  Primarily associated with foreclosure expenses and unreimbursed interest advances to investors.

(2)  Refer to the changes in fair value of MSRs table in this Note for more detail.

(3)  Represents changes due to collection/realization of expected cash flows over time.

(4)  Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 (Derivatives) – Free-Standing Derivatives for additional discussion and detail.

Note 8:   Mortgage Banking Activities  (continued)

The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities in “Mortgage banking” in our consolidated income statement.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $940 million at March 31, 2014, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter ended March 31,
(in millions)	2014	2013
Balance, beginning of period	$899	2,206
Provision for repurchase losses:
Loan sales	10	59
Change in estimate (1)	(4)	250
Total additions	6	309
Losses	(106)	(198)
Balance, end of period	$799	2,317

(1)  Results from such factors as changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Note 9:  Intangible Assets

The gross carrying value of intangible assets and accumulated amortization was:

	March 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	value	amortization	value	value	amortization	value
Amortized intangible assets (1):
MSRs (2)	$2,693	(1,474)	1,219	2,639	(1,410)	1,229
Core deposit intangibles	12,834	(8,439)	4,395	12,834	(8,160)	4,674
Customer relationship and other intangibles	3,145	(2,124)	1,021	3,145	(2,061)	1,084
Total amortized intangible assets	$18,672	(12,037)	6,635	18,618	(11,631)	6,987
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$14,953			15,580
Goodwill	25,637			25,637
Trademark	14			14

(1)  Excludes fully amortized intangible assets.

(2)  See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2014. Future amortization expense may vary from these projections.

			Customer
		Core	relationship
	Amortized	deposit	and other
(in millions)	MSRs	intangibles	intangibles	Total
Three months ended March 31, 2014 (actual)	$64	279	63	406
Estimate for the remainder of 2014	$183	834	188	1,205
Estimate for year ended December 31,
2015	218	1,022	227	1,467
2016	180	919	212	1,311
2017	139	851	195	1,185
2018	107	769	184	1,060
2019	91	-	8	99

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. We identify reporting units that are one level below an operating segment (referred to as a component), and distinguish these reporting units based on how the segments and components are managed, taking into consideration the economic characteristics, nature of the products and customers of the components. At the time we acquire a business, we allocate goodwill to applicable reporting units based on their relative fair value, and if we have a significant business reorganization, we may reallocate the goodwill. See Note 18 (Operating Segments) for further information on management reporting.

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company
December 31, 2012 and March 31, 2013	$17,922	7,344	371	25,637
December 31, 2013 and March 31, 2014	$17,922	7,344	371	25,637

Note 10:  Guarantees, Pledged Assets and Collateral

Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, written put options, recourse obligations, and other types of arrangements. For complete descriptions of our guarantees, see Note 14 (Guarantees, Pledged Assets and Collateral) to Financial Statements in our 2013 Form 10-K. The following table shows carrying value, maximum exposure to loss on our guarantees and the related non-investment grade amounts.

	March 31, 2014
		Maximum exposure to loss
			Expires after	Expires after
		Expires in	one year	three years	Expires		Non-
	Carrying	one year	through	through	after five		investment
(in millions)	value	or less	three years	five years	years	Total	grade
Standby letters of credit (1)	$51	16,885	11,374	5,665	720	34,644	9,022
Securities lending and
other indemnifications (2)	-	-	10	45	3,544	3,599	29
Written put options (3)	980	7,357	5,273	2,667	2,289	17,586	6,051
Loans and MHFS sold with recourse (4)	80	100	428	827	4,959	6,314	3,387
Factoring guarantees (5)	-	2,804	-	-	-	2,804	2,804
Other guarantees	32	30	110	17	1,355	1,512	110
Total guarantees	$1,143	27,176	17,195	9,221	12,867	66,459	21,403

	December 31, 2013
		Maximum exposure to loss
			Expires after	Expires after
		Expires in	one year	three years			Non-
	Carrying	one year	through	through	Expires after		investment
(in millions)	value	or less	three years	five years	five years	Total	grade
Standby letters of credit (1)	$56	16,907	11,628	5,308	994	34,837	9,512
Securities lending and
other indemnifications (2)	-	-	3	18	3,199	3,220	25
Written put options (3)	907	4,775	2,967	3,521	2,725	13,988	4,311
Loans and MHFS sold with recourse (4)	86	116	418	849	5,014	6,397	3,674
Factoring guarantees (5)	-	2,915	-	-	-	2,915	2,915
Other guarantees (6)	33	34	111	16	971	1,132	113
Total guarantees	$1,082	24,747	15,127	9,712	12,903	62,489	20,550

(1)  Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $16.5 billion and $16.8 billion at March  31, 2014 and December 31, 2013, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)  Includes $308 million and $337 million at March 31, 2014 and December 31, 2013, respectively, in debt and equity securities lent from participating institutional client portfolios to third-party borrowers. Also includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $974 million and $769 million with related collateral of $5.9 billion and $3.7 billion at March 31, 2014 and December 31, 2013, respectively. Estimated maximum exposure to loss was $3.3 billion and $2.9 billion as of the same periods, respectively.

(3)  Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives).

(4)  Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $1 million and $11 million in loans during first quarter 2014 and 2013, respectively.

(5)  Consists of guarantees made under certain factoring arrangements to purchase trade receivables from third parties, generally upon their request, if receivable debtors default on their payment obligations. See Note 1 (Summary of Significant Accounting Policies) for additional information.

(6)  Includes amounts for liquidity agreements and contingent consideration that were previously reported separately.

“Maximum exposure to loss” and “Non-investment grade” are required disclosures under GAAP. Non-investment grade represents those guarantees on which we have a higher risk of being required to perform under the terms of the guarantee. If the underlying assets under the guarantee are non-investment grade (that is, an external rating that is below investment grade or an internal credit default grade that is equivalent to a below investment grade external rating), we consider the risk of performance to be high. Internal credit default grades are determined based upon the same credit policies that we use to evaluate the risk of payment or performance when making loans and other extensions of credit. These credit policies are further described in Note 5 (Loans and Allowance for Credit Losses).

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

Pledged Assets

As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, government-sponsored entities (GSEs), domestic and foreign companies and various commercial and consumer loans. The following table provides the total carrying amount of pledged assets by asset type, of which substantially all are pursuant to agreements that do not permit the secured party to sell or repledge the collateral. The table excludes pledged consolidated VIE assets of $7.5 billion and $8.1 billion at March 31, 2014, and December 31, 2013, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $15.1 billion and $15.3 billion in assets pledged in transactions accounted for as secured borrowings at March 31, 2014 and December 31, 2013, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.

	Mar. 31,	Dec. 31,
(in millions)	2014	2013
Trading assets and other (1)	$37,181	30,288
Investment securities (2)	84,700	85,468
Loans (3)	406,734	381,597
Total pledged assets	$528,615	497,353

(1)

Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $36.0 billion and $29.0 billion at March 31, 2014, and December 31, 2013, respectively, under agreements that permit the secured parties to sell or repledge the collateral.

(2)

Includes $7.3 billion and $8.7 billion in collateral for repurchase agreements at March 31, 2014, and December 31, 2013, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral.

(3)

Represent loans carried at amortized cost, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.5 billion and $2.1 billion at March 31, 2014 and December 31, 2013, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

Note 10:   Guarantees, Pledged Assets and Collateral  (continued)

Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements

The table below presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). We account for transactions subject to these agreements as collateralized financings and those with a single counterparty are presented net on our balance sheet, provided certain criteria are met that permit balance sheet netting. Most transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.

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

In addition to the amounts included in the table below, we also have balance sheet netting related to derivatives that is disclosed within Note 12 (Derivatives).

		Mar. 31,	Dec. 31,
(in millions)		2014	2013
Assets:
Resale and securities borrowing agreements
	Gross amounts recognized	$41,073	38,635
	Gross amounts offset in consolidated balance sheet (1)	(5,135)	(2,817)
	Net amounts in consolidated balance sheet (2)	35,938	35,818
	Collateral not recognized in consolidated balance sheet (3)	(35,911)	(35,768)
	Net amount (4)	$27	50
Liabilities:
Repurchase and securities lending agreements
	Gross amounts recognized	$43,472	38,032
	Gross amounts offset in consolidated balance sheet (1)	(5,135)	(2,817)
	Net amounts in consolidated balance sheet (5)	38,337	35,215
	Collateral pledged but not netted in consolidated balance sheet (6)	(37,955)	(34,770)
	Net amount (7)	$382	445

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.
(2)

At March 31, 2014 and December 31, 2013, includes $26.7 billion and $25.7 billion, respectively, classified on our consolidated balance sheet in Federal funds sold, securities purchased under resale agreements and other short-term investments and $9.3 billion and $10.1 billion, respectively, in Loans.

(3)

Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At March 31, 2014 and December 31, 2013, we have received total collateral with a fair value of $48.2 billion and $43.3 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $28.7 billion at March 31, 2014 and $23.8 billion at December 31, 2013.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)	Amount is classified in Short-term borrowings on our consolidated balance sheet.
(6)

Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At March 31, 2014 and December 31, 2013, we have pledged total collateral with a fair value of $44.5 billion and $39.0 billion, respectively, of which, the counterparty does not have the right to sell or repledge $8.5 billion as of March 31, 2014 and $10.0 billion as of December 31, 2013.

(7)	Represents the amount of our exposure that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

Note 11:  Legal Actions

The following supplements our discussion of certain matters previously reported in Note 15 (Legal Actions) to Financial Statements in our 2013 Form 10-K for events occurring during first quarter 2014.

SECURITIES LENDING LITIGATION  Wells Fargo Bank, N.A. is involved in five separate pending actions brought by securities lending customers of Wells Fargo and Wachovia Bank in various courts. In general, each of the cases alleges that Wells Fargo violated fiduciary and contractual duties by investing collateral for loaned securities in investments that suffered losses. One of the cases, filed on March 27, 2012, is composed of a class of Wells Fargo securities lending customers in a case captioned City of Farmington Hills Employees Retirement System v. Wells Fargo Bank, N.A. The class action is pending in the U.S. District Court for the District of Minnesota. On April 12, 2014, the parties reached a settlement in principle of the class action case. The settlement in principle is subject to Court approval.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was $911 million as of March 31, 2014. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 12:  Derivatives

We primarily use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate derivatives either as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge) or as free-standing derivatives. Free-standing derivatives include economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation or other trading purposes. For more information on our derivative activities, see Note 16 (Derivatives) to Financial Statements in our 2013 Form 10-K.

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

	March 31, 2014			December 31, 2013
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives
Derivatives designated as hedging instruments
Interest rate contracts (1)	$109,227	4,492	2,167	100,412	4,315	2,528
Foreign exchange contracts	24,446	1,238	913	26,483	1,091	847
Total derivatives designated as
qualifying hedging instruments		5,730	3,080		5,406	3,375
Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	200,491	286	270	220,577	595	897
Equity contracts	4,748	600	53	3,273	349	206
Foreign exchange contracts	22,844	38	110	10,064	21	35
Other derivatives	2,133	1	12	2,160	13	16
Subtotal		925	445		978	1,154
Customer accommodation, trading and other
free-standing derivatives:
Interest rate contracts	4,112,737	41,766	43,986	4,030,068	50,936	53,113
Commodity contracts	94,605	2,654	2,578	96,889	2,673	2,603
Equity contracts	122,502	8,783	7,773	96,379	7,475	7,588
Foreign exchange contracts	188,469	2,892	2,496	164,160	3,731	3,626
Credit contracts - protection sold	16,314	300	1,278	19,501	354	1,532
Credit contracts - protection purchased	20,354	1,007	306	23,314	1,147	368
Subtotal		57,402	58,417		66,316	68,830
Total derivatives not designated as hedging instruments		58,327	58,862		67,294	69,984
Total derivatives before netting		64,057	61,942		72,700	73,359
Netting (3)		(47,969)	(53,750)		(56,894)	(63,739)
Total		$16,088	8,192		15,806	9,620

(1)  Notional amounts presented exclude $1.9 billion at both  March 31, 2014 and December 31, 2013, of certain derivatives that are combined for designation as a hedge on a single instrument.

(2)  Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans, derivative loan commitments and other interests held.

(3)  Represents balance sheet netting of derivative asset and liability balances, and related cash collateral. See the next table in this Note for further information.

The following table provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table include $50.3 billion and $55.3 billion of gross derivative assets and liabilities, respectively, at March 31, 2014, and $59.8 billion and $66.1 billion, respectively, at December 31, 2013, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $13.8 billion and $6.6 billion, respectively, at March 31, 2014 and $12.9 billion and $7.3 billion, respectively, at December 31, 2013, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.

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

Balance sheet netting does not include non-cash collateral that we pledge.  For disclosure purposes, we present these amounts in the column titled “Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)” within the table. We determine and allocate the Disclosure-only netting amounts in the same manner as balance sheet netting amounts.

The “Net amounts” column within the following table represents the aggregate of our net exposure to each counterparty after considering the balance sheet and Disclosure-only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty specific credit risk limits, using master netting arrangements and obtaining collateral. Derivative contracts executed in over-the-counter markets include bilateral contractual arrangements that are not cleared through a central clearing organization but are typically subject to master netting arrangements. The percentage of our bilateral derivative transactions outstanding at period end in such markets, based on gross fair value, is provided within the following table. Other derivative contracts executed in over-the-counter or exchange-traded markets are settled through a central clearing organization and are excluded from this percentage. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 10 (Guarantees, Pledged Assets and Collateral).

Note 12:   Derivatives  (continued)

				Gross amounts
		Gross amounts		not offset in
		offset in	Net amounts in	consolidated		Percent
	Gross	consolidated	consolidated	balance sheet		exchanged in
	amounts	balance	balance	(Disclosure-only	Net	over-the-counter
(in millions)	recognized	sheet (1)	sheet (2)	netting) (3)	amounts	market (4)
March 31, 2014
Derivative assets
Interest rate contracts	$46,544	(38,995)	7,549	(824)	6,725	67%
Commodity contracts	2,654	(605)	2,049	(68)	1,981	56
Equity contracts	9,383	(3,734)	5,649	(302)	5,347	75
Foreign exchange contracts	4,168	(3,453)	715	(2)	713	100
Credit contracts-protection sold	300	(268)	32	-	32	93
Credit contracts-protection purchased	1,007	(914)	93	(33)	60	100
Other contracts	1	-	1	-	1	100
Total derivative assets	$64,057	(47,969)	16,088	(1,229)	14,859
Derivative liabilities
Interest rate contracts	$46,423	(44,503)	1,920	(671)	1,249	67%
Commodity contracts	2,578	(953)	1,625	-	1,625	65
Equity contracts	7,826	(3,891)	3,935	(103)	3,832	95
Foreign exchange contracts	3,519	(2,909)	610	-	610	100
Credit contracts-protection sold	1,278	(1,236)	42	-	42	100
Credit contracts-protection purchased	306	(258)	48	-	48	88
Other contracts	12	-	12	-	12	100
Total derivative liabilities	$61,942	(53,750)	8,192	(774)	7,418
December 31, 2013
Derivative assets
Interest rate contracts	$55,846	(48,271)	7,575	(1,101)	6,474	65%
Commodity contracts	2,673	(659)	2,014	(72)	1,942	52
Equity contracts	7,824	(3,254)	4,570	(239)	4,331	81
Foreign exchange contracts	4,843	(3,567)	1,276	(9)	1,267	100
Credit contracts-protection sold	354	(302)	52	-	52	92
Credit contracts-protection purchased	1,147	(841)	306	(33)	273	100
Other contracts	13	-	13	-	13	100
Total derivative assets	$72,700	(56,894)	15,806	(1,454)	14,352
Derivative liabilities
Interest rate contracts	$56,538	(53,902)	2,636	(482)	2,154	66%
Commodity contracts	2,603	(952)	1,651	(11)	1,640	73
Equity contracts	7,794	(3,502)	4,292	(124)	4,168	94
Foreign exchange contracts	4,508	(3,652)	856	-	856	100
Credit contracts-protection sold	1,532	(1,432)	100	-	100	100
Credit contracts-protection purchased	368	(299)	69	-	69	89
Other contracts	16	-	16	-	16	100
Total derivative liabilities	$73,359	(63,739)	9,620	(617)	9,003

(1)

Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $224 million and $236 million related to derivative assets and $47 million and $67 million related to derivative liabilities as of March 31, 2014 and December 31, 2013, respectively. Cash collateral totaled $4.6 billion and $9.5 billion, netted against derivative assets and liabilities, respectively, at March 31, 2014, and $4.3 billion and $11.3 billion, respectively, at December 31, 2013.

(2)

Net derivative assets of $12.3 billion and $14.4 billion are classified in Trading assets as of March 31, 2014 and December 31, 2013, respectively. $3.8 billion and $1.4 billion are classified in Other assets in the consolidated balance sheet as of March 31, 2014 and December 31, 2013, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.

(3)

Represents non-cash collateral pledged and received against derivative assets and liabilities with the same counterparty that are subject to enforceable master netting arrangements. U.S. GAAP does not permit netting of such non-cash collateral balances in the consolidated balance sheet but requires disclosure of these amounts.

(4)

Represents derivatives executed in over-the-counter markets not settled through a central clearing organization. Over-the-counter percentages are calculated based on Gross amounts recognized as of the respective balance sheet date. The remaining percentage represents derivatives settled through a central clearing organization, which are executed in either over-the-counter or exchange-traded markets.

Fair Value Hedges

We use derivatives to hedge against changes in fair value of certain financial instruments, including available-for-sale debt securities, mortgages held for sale, and long-term debt. For more information on fair value hedges, see Note 16 (Derivatives) to Financial Statements in our 2013 Form 10-K.

The following table shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships. The entire derivative gain or loss is included in the assessment of hedge effectiveness for all fair value hedge relationships, except for those involving foreign-currency denominated available-for-sale securities and long-term debt hedged with foreign currency forward derivatives for which the time value component of the derivative gain or loss related to the changes in the difference between the spot and forward price is excluded from the assessment of hedge effectiveness.

	Interest rate			Foreign exchange		Total net
	contracts hedging:			contracts hedging:		gains
						(losses)
	Available-	Mortgages		Available-		on fair
	for-sale	held for	Long-term	for-sale	Long-term	value
(in millions)	securities	sale	debt	securities	debt	hedges

Quarter ended March 31, 2014
Net interest income (expense) recognized on derivatives	$(175)	(3)	448	(2)	73	341

Gains (losses) recorded in noninterest income
Recognized on derivatives	(505)	(15)	988	(14)	74	528
Recognized on hedged item	497	11	(853)	11	(74)	(408)
Net recognized on fair value hedges (ineffective portion) (1)	$(8)	(4)	135	(3)	-	120

Quarter ended March 31, 2013
Net interest income (expense) recognized on derivatives	$(125)	1	397	-	68	341

Gains (losses) recorded in noninterest income
Recognized on derivatives	304	2	(728)	208	(773)	(987)
Recognized on hedged item	(288)	(5)	688	(203)	771	963
Net recognized on fair value hedges (ineffective portion) (1)	$16	(3)	(40)	5	(2)	(24)

(1)  Included $0 million and $(3) million, respectively, for the quarters ended March 31, 2014 and 2013, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency available-for-sale securities and long-term debt that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

We use derivatives to hedge certain financial instruments against future interest rate increases and to limit the variability of cash flows on certain financial instruments due to changes in the benchmark interest rate. For more information on cash flow hedges, see Note 16 (Derivatives) to Financial Statements in our 2013 Form 10-K.

Based upon current interest rates, we estimate that $300 million (pre tax) of deferred net gains on derivatives in OCI at March 31, 2014, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years for both hedges of floating-rate debt and floating-rate commercial loans.

The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships. None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

	Quarter ended March 31,
(in millions)	2014	2013
Gains (pre tax) recognized in OCI on derivatives	$44	7
Gains (pre tax) reclassified from cumulative OCI into net income (1)	106	87

(1)    See Note 17 (Other Comprehensive Income) for detail on components of net income.

Note 12:   Derivatives  (continued)

Free-Standing Derivatives

We use free-standing derivatives (economic hedges) to hedge the risk of changes in the fair value of certain residential MHFS, certain loans held for investment, residential MSRs measured at fair value, derivative loan commitments and other interests held. The resulting gain or loss on these economic hedges is reflected in mortgage banking noninterest income, net gains (losses) from equity investments and other noninterest income.

The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains of $848 million in first quarter 2014 and net derivative losses of $632 million in first quarter 2013,  which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset  of $47 million at March 31, 2014 and a net liability of $531 million at December 31, 2013. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $39  million and a net liability of $26 million at March 31, 2014 and December 31, 2013, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.

For more information on freestanding derivatives, see Note 16 (Derivatives) to Financial Statements in our 2013 Form 10-K.

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended March 31,
(in millions)	2014	2013
Net gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (1)	$366	381
Other (2)	(59)	24
Equity contracts (3)	76	(14)
Foreign exchange contracts (2)	69	8
Credit contracts (2)	-	(4)
Other (2)	(7)	-
Subtotal	445	395
Net gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (4)	290	270
Other (5)	(391)	205
Commodity contracts (5)	50	161
Equity contracts (5)	(94)	(250)
Foreign exchange contracts (5)	262	277
Credit contracts (5)	27	(48)
Subtotal	144	615
Net gains recognized related to derivatives not designated as hedging instruments	$589	1,010

(1)  Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.

(2)  Predominantly included in other noninterest income.

(3)  Predominantly included in net gains (losses) from equity investments in noninterest income.

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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Protection
			sold -	purchased	Net
			non-	with	protection	Other
	Fair value	Protection	investment	identical	sold	protection	Range of
(in millions)	liability	sold (A)	grade	underlyings (B)	(A) - (B)	purchased	maturities
March 31, 2014
Credit default swaps on:
Corporate bonds	$43	8,932	5,627	5,706	3,226	4,174	2014-2021
Structured products	897	1,377	940	809	568	372	2017-2052
Credit protection on:
Default swap index	-	2,493	1,447	1,640	853	1,234	2014-2019
Commercial mortgage-
backed securities index	306	1,129	881	721	408	330	2049-2052
Asset-backed securities index	32	54	49	1	53	85	2045-2046
Other	-	2,329	757	3	2,326	5,279	2014-2025
Total credit derivatives	$1,278	16,314	9,701	8,880	7,434	11,474

December 31, 2013
Credit default swaps on:
Corporate bonds	$48	10,947	5,237	6,493	4,454	5,557	2014-2021
Structured products	1,091	1,553	1,245	894	659	389	2016-2052
Credit protection on:
Default swap index	-	3,270	388	2,471	799	898	2014-2018
Commercial mortgage-backed securities index	344	1,106	1,106	535	571	535	2049-2052
Asset-backed securities index	48	55	55	1	54	87	2045-2046
Other	1	2,570	2,570	3	2,567	5,451	2014-2025
Total credit derivatives	$1,532	19,501	10,601	10,397	9,104	12,917

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

Note 12:   Derivatives  (continued)

Credit-Risk Contingent Features

Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $13 billion at March 31, 2014, and $14.3 billion at December 31, 2013, respectively, for which we posted $11.0 billion and $12.2  billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on March 31, 2014, or December 31, 2013, we would have been required to post additional collateral of $2.2 billion or $2.5 billion, respectively, or potentially settle the contract in an amount equal to its fair value.

Counterparty Credit Risk

By using derivatives, we are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to legally enforceable master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the applicable requirements, including determining the legal enforceability of the arrangement, it is our policy to present derivative balances and related cash collateral amounts net on the balance sheet. We incorporate credit valuation adjustments (CVA) to reflect counterparty credit risk and our own credit risk in determining the fair value of our derivatives. Such adjustments, which consider the effects of enforceable master netting agreements and collateral arrangements, reflect market-based views of the credit quality of each counterparty. Our CVA calculation is determined based on observed credit spreads in the credit default swap market and indices indicative of the credit quality of the counterparties to our derivatives.

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

See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments not recorded at fair value, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2013 Form 10-K.

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

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

March 31, 2014
Trading assets (excluding derivatives)	$-	80	1	155	378	1
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	-	-	-	535	5,824	-
Securities of U.S. states and political subdivisions	-	-	-	-	41,040	61
Mortgage-backed securities	-	737	-	-	147,636	181
Other debt securities (1)	-	761	642	-	45,233	698
Total debt securities	-	1,498	642	535	239,733	940
Total marketable equity securities	-	-	-	-	620	-
Total available-for-sale securities	-	1,498	642	535	240,353	940
Derivatives (trading and other assets)	-	4	-	-	381	1
Derivatives (liabilities)	-	(4)	-	-	(375)	-
Other liabilities	-	(94)	-	-	(13)	-

December 31, 2013
Trading assets (excluding derivatives)	$-	122	1	1,804	652	3
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	-	-	-	557	5,723	-
Securities of U.S. states and political subdivisions	-	-	-	-	39,257	63
Mortgage-backed securities	-	621	-	-	148,074	180
Other debt securities (1)	-	1,537	722	-	44,681	746
Total debt securities	-	2,158	722	557	237,735	989
Total marketable equity securities	-	-	-	-	630	-
Total available-for-sale securities	-	2,158	722	557	238,365	989
Derivatives (trading and other assets)	-	5	-	-	417	3
Derivatives (liabilities)	-	(12)	-	-	(418)	-
Other liabilities	-	(115)	-	-	(36)	-

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Note 13:   Fair Values of Assets and Liabilities  (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities recorded at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3		Netting		Total
March 31, 2014
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$9,264	4,068	-		-		13,332
Securities of U.S. states and political subdivisions	-	3,350	40		-		3,390
Collateralized loan and other debt obligations (1)	-	187	608		-		795
Corporate debt securities	-	7,986	86		-		8,072
Mortgage-backed securities	-	14,768	1		-		14,769
Asset-backed securities	-	775	97		-		872
Equity securities	6,605	125	13		-		6,743
Total trading securities (2)	15,869	31,259	845		-		47,973
Other trading assets	2,586	838	52		-		3,476
Total trading assets (excluding derivatives)	18,455	32,097	897		-		51,449
Securities of U.S. Treasury and federal agencies	535	5,824	-		-		6,359
Securities of U.S. states and political subdivisions	-	41,041	3,099	(3)	-		44,140
Mortgage-backed securities:
Federal agencies	-	118,090	-		-		118,090
Residential	-	11,750	41		-		11,791
Commercial	-	18,430	141		-		18,571
Total mortgage-backed securities	-	148,270	182		-		148,452
Corporate debt securities	97	20,230	297		-		20,624
Collateralized loan and other debt obligations (4)	-	19,919	1,420	(3)	-		21,339
Asset-backed securities:
Auto loans and leases	-	32	274	(3)	-		306
Home equity loans	-	838	-		-		838
Other asset-backed securities	-	5,827	1,280	(3)	-		7,107
Total asset-backed securities	-	6,697	1,554		-		8,251
Other debt securities	-	39	-		-		39
Total debt securities	632	242,020	6,552		-		249,204
Marketable equity securities:
Perpetual preferred securities (5)	483	619	708	(3)	-		1,810
Other marketable equity securities	1,642	9	-		-		1,651
Total marketable equity securities	2,125	628	708		-		3,461
Total available-for-sale securities	2,757	242,648	7,260		-		252,665
Mortgages held for sale	-	10,631	2,363		-		12,994
Loans held for sale	-	1	-		-		1
Loans	-	270	5,689		-		5,959
Mortgage servicing rights (residential)	-	-	14,953		-		14,953
Derivative assets:
Interest rate contracts	38	46,148	358		-		46,544
Commodity contracts	-	2,641	13		-		2,654
Equity contracts	2,363	5,223	1,797		-		9,383
Foreign exchange contracts	44	4,117	7		-		4,168
Credit contracts	-	677	630		-		1,307
Other derivative contracts	-	-	1		-		1
Netting	-	-	-		(47,969)	(6)	(47,969)
Total derivative assets (7)	2,445	58,806	2,806		(47,969)		16,088
Other assets	-	-	2,040		-		2,040
Total assets recorded at fair value	$23,657	344,453	36,008		(47,969)		356,149
Derivative liabilities:
Interest rate contracts	$(12)	(46,111)	(300)		-		(46,423)
Commodity contracts	-	(2,522)	(56)		-		(2,578)
Equity contracts	(404)	(5,601)	(1,821)		-		(7,826)
Foreign exchange contracts	(30)	(3,488)	(1)		-		(3,519)
Credit contracts	-	(686)	(898)		-		(1,584)
Other derivative contracts	-	-	(12)		-		(12)
Netting	-	-	-		53,750	(6)	53,750
Total derivative liabilities (7)	(446)	(58,408)	(3,088)		53,750		(8,192)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(4,830)	(1,867)	-		-		(6,697)
Securities of U.S. states and political subdivisions	-	(23)	-		-		(23)
Corporate debt securities	-	(5,254)	-		-		(5,254)
Equity securities	(1,912)	(50)	-		-		(1,962)
Other securities	-	(52)	(5)		-		(57)
Total short sale liabilities	(6,742)	(7,246)	(5)		-		(13,993)
Other liabilities (excluding derivatives)	-	-	(37)		-		(37)
Total liabilities recorded at fair value	$(7,188)	(65,654)	(3,130)		53,750		(22,222)

(1)  Includes collateralized debt obligations of $1 million.

(2)  Net gains from trading activities recognized in the income statement for the quarters ended March 31, 2014 and 2013 include $(3) million  and $(141) million in net unrealized losses on trading securities held at March 31, 2014 and 2013, respectively.

(3)  Balances consist of securities that are primarily investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(4)  Includes collateralized debt obligations of $656 million.

(5)  Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

(6)  Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 12 (Derivatives) for additional information.

(7)  Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2013
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$8,301	3,669	-		-		11,970
Securities of U.S. states and political subdivisions	-	2,043	39		-		2,082
Collateralized loan and other debt obligations (1)	-	212	541		-		753
Corporate debt securities	-	7,052	53		-		7,105
Mortgage-backed securities	-	14,608	1		-		14,609
Asset-backed securities	-	487	122		-		609
Equity securities	5,908	87	13		-		6,008
Total trading securities (2)	14,209	28,158	769		-		43,136
Other trading assets	2,694	2,487	54		-		5,235
Total trading assets (excluding derivatives)	16,903	30,645	823		-		48,371
Securities of U.S. Treasury and federal agencies	557	5,723	-		-		6,280
Securities of U.S. states and political subdivisions	-	39,322	3,214	(3)	-		42,536
Mortgage-backed securities:
Federal agencies	-	117,591	-		-		117,591
Residential	-	12,389	64		-		12,453
Commercial	-	18,609	138		-		18,747
Total mortgage-backed securities	-	148,589	202		-		148,791
Corporate debt securities	113	20,833	281		-		21,227
Collateralized loan and other debt obligations (4)	-	18,739	1,420	(3)	-		20,159
Asset-backed securities:
Auto loans and leases	-	21	492	(3)	-		513
Home equity loans	-	843	-		-		843
Other asset-backed securities	-	6,577	1,657	(3)	-		8,234
Total asset-backed securities	-	7,441	2,149		-		9,590
Other debt securities	-	39	-		-		39
Total debt securities	670	240,686	7,266		-		248,622
Marketable equity securities:
Perpetual preferred securities (5)	508	628	729	(3)	-		1,865
Other marketable equity securities	1,511	9	-		-		1,520
Total marketable equity securities	2,019	637	729		-		3,385
Total available-for-sale securities	2,689	241,323	7,995		-		252,007
Mortgages held for sale	-	11,505	2,374		-		13,879
Loans held for sale	-	1	-		-		1
Loans	-	272	5,723		-		5,995
Mortgage servicing rights (residential)	-	-	15,580		-		15,580
Derivative assets:
Interest rate contracts	36	55,466	344		-		55,846
Commodity contracts	-	2,667	6		-		2,673
Equity contracts	1,522	4,221	2,081		-		7,824
Foreign exchange contracts	44	4,789	10		-		4,843
Credit contracts	-	782	719		-		1,501
Other derivative contracts	-	-	13		-		13
Netting	-	-	-		(56,894)	(6)	(56,894)
Total derivative assets (7)	1,602	67,925	3,173		(56,894)		15,806
Other assets	-	-	1,503		-		1,503
Total assets recorded at fair value	$21,194	351,671	37,171		(56,894)		353,142
Derivative liabilities:
Interest rate contracts	$(26)	(56,128)	(384)		-		(56,538)
Commodity contracts	-	(2,587)	(16)		-		(2,603)
Equity contracts	(449)	(5,218)	(2,127)		-		(7,794)
Foreign exchange contracts	(75)	(4,432)	(1)		-		(4,508)
Credit contracts	-	(806)	(1,094)		-		(1,900)
Other derivative contracts	-	-	(16)		-		(16)
Netting	-	-	-		63,739	(6)	63,739
Total derivative liabilities (7)	(550)	(69,171)	(3,638)		63,739		(9,620)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(4,311)	(2,063)	-		-		(6,374)
Securities of U.S. states and political subdivisions	-	(24)	-		-		(24)
Corporate debt securities	-	(4,683)	-		-		(4,683)
Equity securities	(1,788)	(48)	-		-		(1,836)
Other securities	-	(95)	-		-		(95)
Total short sale liabilities	(6,099)	(6,913)	-		-		(13,012)
Other liabilities (excluding derivatives)	-	-	(39)		-		(39)
Total liabilities recorded at fair value	$(6,649)	(76,084)	(3,677)		63,739		(22,671)

(1)  Includes  collateralized debt obligations of $2 million.

(2)  Net gains from trading activities recognized in the income statement for the year ended December 31, 2013 include $(29) million in net unrealized losses on trading securities held at December 31, 2013.

(3)  Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(4)  Includes collateralized debt obligations of $693 million.

(5)  Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

(6)  Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 12 (Derivatives) for additional information.

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

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended March 31, 2014
Trading assets (excluding derivatives)	$-	-	2	(28)	28	(2)	-
Available-for-sale securities	-	(8)	8	(95)	95	-	-
Mortgages held for sale	-	-	24	(57)	57	(24)	-
Loans	-	-	49	-	-	(49)	-
Net derivative assets and liabilities	-	-	45	(3)	3	(45)	-
Total transfers	$-	(8)	128	(183)	183	(120)	-
Quarter ended March 31, 2013
Trading assets (excluding derivatives) (2)	$-	-	202	(25)	25	(202)	-
Available-for-sale securities (2)	17	-	10,676	(17)	-	(10,676)	-
Mortgages held for sale	-	-	93	(97)	97	(93)	-
Loans	-	-	48	-	-	(48)	-
Net derivative assets and liabilities	-	-	(21)	-	-	21	-
Total transfers	$17	-	10,998	(139)	122	(10,998)	-

(1)  All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward table in this Note.

(2)  For the quarter ended March 31, 2013, consists of $202 million of collateralized loan obligations classified as trading assets and $10.6 billion classified as available-for-sale securities that we transferred from Level 3 to Level 2 as a result of increased observable market data in the valuation of such instruments.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2014, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Quarter ended March 31, 2014
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$39	-	-	1	-	-	40	-
Collateralized loan and other debt obligations	541	11	-	52	4	-	608	(10)
Corporate debt securities	53	1	-	9	24	(1)	86	-
Mortgage-backed securities	1	-	-	-	-	-	1	-
Asset-backed securities	122	14	-	(38)	-	(1)	97	14
Equity securities	13	-	-	-	-	-	13	-
Total trading securities	769	26	-	24	28	(2)	845	4
Other trading assets	54	(2)	-	-	-	-	52	1
Total trading assets
(excluding derivatives)	823	24	-	24	28	(2)	897	5	(3)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	3,214	9	2	(132)	6	-	3,099	-
Mortgage-backed securities:
Residential	64	10	(3)	(30)	-	-	41	-
Commercial	138	1	11	(9)	-	-	141	(2)
Total mortgage-backed
securities	202	11	8	(39)	-	-	182	(2)
Corporate debt securities	281	4	7	5	-	-	297	-
Collateralized loan and other debt obligations	1,420	43	(13)	(30)	-	-	1,420	-
Asset-backed securities:
Auto loans and leases	492	-	(3)	(215)	-	-	274	-
Home equity loans	-	-	-	-	-	-	-	-
Other asset-backed securities	1,657	1	(4)	(463)	89	-	1,280	-
Total asset-backed securities	2,149	1	(7)	(678)	89	-	1,554	-
Total debt securities	7,266	68	(3)	(874)	95	-	6,552	(2)	(4)
Marketable equity securities:
Perpetual preferred securities	729	3	(4)	(20)	-	-	708	-
Total marketable
equity securities	729	3	(4)	(20)	-	-	708	-	(5)
Total available-for-sale
securities	7,995	71	(7)	(894)	95	-	7,260	(2)
Mortgages held for sale	2,374	2	-	(46)	57	(24)	2,363	2	(6)
Loans	5,723	2	-	13	-	(49)	5,689	4	(6)
Mortgage servicing rights (residential) (7)	15,580	(916)	-	289	-	-	14,953	(441)	(6)
Net derivative assets and liabilities:
Interest rate contracts	(40)	362	-	(264)	-	-	58	77
Commodity contracts	(10)	(31)	-	1	(3)	-	(43)	(39)
Equity contracts	(46)	22	-	39	6	(45)	(24)	(36)
Foreign exchange contracts	9	2	-	(5)	-	-	6	(2)
Credit contracts	(375)	11	-	96	-	-	(268)	1
Other derivative contracts	(3)	(8)	-	-	-	-	(11)	-
Total derivative contracts	(465)	358	-	(133)	3	(45)	(282)	1	(8)
Other assets	1,503	(63)	-	600	-	-	2,040	(4)	(3)
Short sale liabilities	-	-	-	(5)	-	-	(5)	-	(3)
Other liabilities (excluding derivatives)	(39)	-	-	2	-	-	(37)	-	(6)

(1)  See next page for detail.

(2)  Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(3)  Included in net gains (losses) from trading activities and other noninterest income in the income statement.

(4)  Included in net gains (losses) from debt securities in the income statement.

(5)  Included in net gains (losses) from equity investments in the income statement.

(6)  Included in mortgage banking and other noninterest income in the income statement.

(7)  For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

(8)  Included in mortgage banking, trading activities, equity investments and other noninterest income in the income statement.

(continued on following page)

Note 13:   Fair Values of Assets and Liabilities  (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2014.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2014
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$5	(4)	-	-	1
Collateralized loan and other debt obligations	324	(270)	-	(2)	52
Corporate debt securities	15	(6)	-	-	9
Mortgage-backed securities	-	-	-	-	-
Asset-backed securities	10	(38)	-	(10)	(38)
Equity securities	-	-	-	-	-
Total trading securities	354	(318)	-	(12)	24
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	354	(318)	-	(12)	24
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	73	(55)	11	(161)	(132)
Mortgage-backed securities:
Residential	-	(28)	-	(2)	(30)
Commercial	-	(8)	-	(1)	(9)
Total mortgage-backed
securities	-	(36)	-	(3)	(39)
Corporate debt securities	-	(1)	11	(5)	5
Collateralized loan and other debt obligations	124	(32)	-	(122)	(30)
Asset-backed securities:
Auto loans and leases	-	-	-	(215)	(215)
Home equity loans	-	-	-	-	-
Other asset-backed securities	12	(12)	64	(527)	(463)
Total asset-backed securities	12	(12)	64	(742)	(678)
Total debt securities	209	(136)	86	(1,033)	(874)
Marketable equity securities:
Perpetual preferred securities	-	-	-	(20)	(20)
Total marketable
equity securities	-	-	-	(20)	(20)
Total available-for-sale
securities	209	(136)	86	(1,053)	(894)
Mortgages held for sale	47	(21)	-	(72)	(46)
Loans	1	-	102	(90)	13
Mortgage servicing rights (residential)	-	-	289	-	289
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	(264)	(264)
Commodity contracts	-	-	-	1	1
Equity contracts	-	(58)	-	97	39
Foreign exchange contracts	-	-	-	(5)	(5)
Credit contracts	-	-	-	96	96
Other derivative contracts	-	-	-	-	-
Total derivative contracts	-	(58)	-	(75)	(133)
Other assets	608	-	-	(8)	600
Short sale liabilities	(5)	-	-	-	(5)
Other liabilities (excluding derivatives)	-	-	-	2	2

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
Quarter ended March 31, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$46	3	-	(13)	-	-	36	1
Collateralized loan and other debt obligations	742	39	-	(74)	-	(202)	505	4
Corporate debt securities	52	2	-	(25)	-	-	29	2
Mortgage-backed securities	6	-	-	(1)	-	-	5	-
Asset-backed securities	138	5	-	(25)	25	-	143	-
Equity securities	3	-	-	(3)	-	-	-	-
Total trading securities	987	49	-	(141)	25	(202)	718	7
Other trading assets	76	(6)	-	-	-	-	70	(2)
Total trading assets
(excluding derivatives)	1,063	43	-	(141)	25	(202)	788	5	(3)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	3,631	2	(9)	(95)	-	-	3,529	-
Mortgage-backed securities:
Residential	94	(4)	6	-	-	(1)	95	-
Commercial	203	(3)	8	(5)	-	(11)	192	(1)
Total mortgage-backed
securities	297	(7)	14	(5)	-	(12)	287	(1)
Corporate debt securities	274	2	8	-	-	(3)	281	-
Collateralized loan and other debt obligations	13,188	(1)	69	295	-	(10,613)	2,938	-
Asset-backed securities:
Auto loans and leases	5,921	-	9	(226)	-	-	5,704	-
Home equity loans	51	3	(1)	(5)	-	(48)	-	-
Other asset-backed securities	3,283	28	(5)	130	-	-	3,436	-
Total asset-backed securities	9,255	31	3	(101)	-	(48)	9,140	-
Total debt securities	26,645	27	85	94	-	(10,676)	16,175	(1)	(4)
Marketable equity securities:
Perpetual preferred securities	794	1	21	(9)	-	-	807	-
Total marketable
equity securities	794	1	21	(9)	-	-	807	-	(5)
Total available-for-sale
securities	27,439	28	106	85	-	(10,676)	16,982	(1)
Mortgages held for sale	3,250	(7)	-	(60)	97	(93)	3,187	(7)	(6)
Loans	6,021	(47)	-	49	-	(48)	5,975	(39)	(6)
Mortgage servicing rights (residential) (7)	11,538	11	-	512	-	-	12,061	761	(6)
Net derivative assets and liabilities:
Interest rate contracts	659	268	-	(369)	-	-	558	357
Commodity contracts	21	10	-	(23)	-	(11)	(3)	-
Equity contracts	(122)	(39)	-	-	-	32	(129)	8
Foreign exchange contracts	21	(53)	-	(2)	-	-	(34)	(56)
Credit contracts	(1,150)	(13)	-	138	-	-	(1,025)	17
Other derivative contracts	(78)	26	-	-	-	-	(52)	-
Total derivative contracts	(649)	199	-	(256)	-	21	(685)	326	(8)
Other assets	162	(2)	-	188	-	-	348	(1)	(3)
Short sale liabilities	-	-	-	(8)	-	-	(8)	-	(3)
Other liabilities (excluding derivatives)	(49)	1	-	-	-	-	(48)	-	(6)

(1)  See next page for detail.

(2)  Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(3)  Included in net gains (losses) from trading activities and other noninterest income in the income statement.

(4)  Included in net gains (losses) from debt securities in the income statement.

(5)  Included in net gains (losses) from equity investments in the income statement.

(6)  Included in mortgage banking and other noninterest income in the income statement.

(7)  For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

(8)  Included in mortgage banking, trading activities, equity investments and other noninterest income in the income statement.

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
Quarter ended March 31, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$77	(90)	-	-	(13)
Collateralized loan and other debt obligations	249	(323)	-	-	(74)
Corporate debt securities	58	(83)	-	-	(25)
Mortgage-backed securities	-	(1)	-	-	(1)
Asset-backed securities	6	(20)	-	(11)	(25)
Equity securities	-	(3)	-	-	(3)
Total trading securities	390	(520)	-	(11)	(141)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	390	(520)	-	(11)	(141)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	-	(67)	75	(103)	(95)
Mortgage-backed securities:
Residential	-	-	-	-	-
Commercial	-	(1)	-	(4)	(5)
Total mortgage-backed
securities	-	(1)	-	(4)	(5)
Corporate debt securities	-	-	-	-	-
Collateralized loan and other debt obligations	402	(14)	-	(93)	295
Asset-backed securities:
Auto loans and leases	351	-	148	(725)	(226)
Home equity loans	-	(5)	-	-	(5)
Other asset-backed securities	511	(34)	302	(649)	130
Total asset-backed securities	862	(39)	450	(1,374)	(101)
Total debt securities	1,264	(121)	525	(1,574)	94
Marketable equity securities:
Perpetual preferred securities	-	-	-	(9)	(9)
Total marketable
equity securities	-	-	-	(9)	(9)
Total available-for-sale
securities	1,264	(121)	525	(1,583)	85
Mortgages held for sale	102	-	-	(162)	(60)
Loans	1	-	117	(69)	49
Mortgage servicing rights (residential)	-	(423)	935	-	512
Net derivative assets and liabilities:
Interest rate contracts	-	1	-	(370)	(369)
Commodity contracts	1	(1)	-	(23)	(23)
Equity contracts	99	(67)	-	(32)	-
Foreign exchange contracts	-	-	-	(2)	(2)
Credit contracts	(3)	1	-	140	138
Other derivative contracts	-	-	-	-	-
Total derivative contracts	97	(66)	-	(287)	(256)
Other assets	197	-	-	(9)	188
Short sale liabilities	-	(8)	-	-	(8)
Other liabilities (excluding derivatives)	-	-	(3)	3	-

The following table provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.

The significant unobservable inputs for Level 3 assets and liabilities that are valued using fair values obtained from third party vendors are not included in the table, as the specific inputs applied are not provided by the vendor. In addition, the table excludes the valuation techniques and significant unobservable inputs for certain classes of Level 3 assets and liabilities measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 assets and liabilities. We made this determination based upon an evaluation of each class which considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs. For information on how changes in significant unobservable inputs affect the fair values of Level 3 assets and liabilities, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2013 Form 10-K.

	Fair Value			Significant	Range of				Weighted
($ in millions, except cost to service amounts)	Level 3		Valuation Technique(s)	Unobservable Input	Inputs			Average (1)
March 31, 2014
Trading and available-for-sale securities:
Securities of U.S. states and
political subdivisions:
Government, healthcare and
other revenue bonds	$2,635		Discounted cash flow	Discount rate	0.4	-	5.9%		1.4
	61		Vendor priced
Auction rate securities and other municipal bonds	443		Discounted cash flow	Discount rate	0.4	-	10.9		4.2
				Weighted average life	2.0	-	13.0	yrs	4.4
Collateralized loan and other debt obligations (2)	781		Market comparable pricing	Comparability adjustment	(18.5)	-	19.3%		1.7
	1,247		Vendor priced
Asset-backed securities:
Auto loans and leases	274		Discounted cash flow	Discount rate	0.6	-	0.6		0.6
Other asset-backed securities:
Diversified payment rights (3)	720		Discounted cash flow	Discount rate	0.9	-	4.3		2.7
Other commercial and consumer	584	(4)	Discounted cash flow	Discount rate	0.2	-	21.4		4.9
				Weighted average life	1.0	-	12.0	yrs	3.9
	73		Vendor priced
Marketable equity securities: perpetual
preferred	708	(5)	Discounted cash flow	Discount rate	4.6	-	8.0%		6.9
				Weighted average life	1.0	-	15.0	yrs	12.2
Mortgages held for sale (residential)	2,363		Discounted cash flow	Default rate	0.4	-	12.7%		2.8
				Discount rate	3.5	-	8.3		5.5
				Loss severity	1.4	-	31.9		21.2
				Prepayment rate	2.0	-	11.8		5.9
Loans	5,689	(6)	Discounted cash flow	Discount rate	2.7	-	3.9		3.4
				Prepayment rate	0.5	-	48.9		4.7
				Utilization rate	0.0	-	2.0		0.8
Mortgage servicing rights (residential)	14,953		Discounted cash flow	Cost to service per loan (7)	$ 85	-	731		181
				Discount rate	5.5	-	11.4%		7.8
				Prepayment rate (8)	7.8	-	20.4		11.2
Net derivative assets and (liabilities):
Interest rate contracts	19		Discounted cash flow	Default rate	0.1	-	13.9		5.3
				Loss severity	46.7	-	50.0		50.0
				Prepayment rate	7.3	-	15.6		15.5
Interest rate contracts: derivative loan
commitments	39		Discounted cash flow	Fall-out factor	1.0	-	99.0		23.3
				Initial-value servicing	(35.7)	-	98.3	bps	40.4
Equity contracts	282		Discounted cash flow	Conversion factor	(18.7)	-	0.0%		(14.3)
				Weighted average life	1.0	-	3.0	yrs	1.7
	(306)		Option model	Correlation factor	(5.3)	-	90.0%		72.8
				Volatility factor	8.1	-	69.5		24.0
Credit contracts	(271)		Market comparable pricing	Comparability adjustment	(33.8)	-	30.7		1.1
	3		Option model	Credit spread	0.0	-	11.8		0.7
				Loss severity	10.5	-	72.5		47.0

Other assets: nonmarketable equity investments	1,933		Market comparable pricing	Comparability adjustment	(30.2)	-	(7.8)		(21.9)

Insignificant Level 3 assets,
net of liabilities	648	(9)
Total level 3 assets, net of liabilities	$32,878	(10)

(1)  Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.

(2)  Includes $657 million of collateralized debt obligations.

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

(7)  The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $85 - $274.

(8)  Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(9)  Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, other marketable equity securities, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.

(10)          Consists of total Level 3 assets of $36.0 billion and total Level 3 liabilities of $3.1 billion, before netting of derivative balances.

Note 13:   Fair Values of Assets and Liabilities  (continued)

	Fair Value			Significant	Range of				Weighted
($ in millions, except cost to service amounts)	Level 3		Valuation Technique(s)	Unobservable Input	Inputs				Average (1)
December 31, 2013
Trading and available-for-sale securities:
Securities of U.S. states and
political subdivisions:
Government, healthcare and
other revenue bonds	$2,739		Discounted cash flow	Discount rate	0.4	-	6.4%		1.4
	63		Vendor priced
Auction rate securities and other municipal
bonds	451		Discounted cash flow	Discount rate	0.4	-	12.3		4.6
				Weighted average life	1.4	-	13.0	yrs	4.4
Collateralized loan and other debt obligations(2)	612		Market comparable pricing	Comparability adjustment	(12.0)	-	23.3%		8.5
	1,349		Vendor priced
Asset-backed securities:
Auto loans and leases	492		Discounted cash flow	Discount rate	0.6	-	0.9		0.8
				Weighted average life	1.4	-	1.6	yrs	1.5
Other asset-backed securities:
Diversified payment rights(3)	757		Discounted cash flow	Discount rate	1.4	-	4.7%		3.0
Other commercial and consumer	944	(4)	Discounted cash flow	Discount rate	0.6	-	21.2		4.0
				Weighted average life	0.6	-	7.6	yrs	2.2
	78		Vendor priced
Marketable equity securities: perpetual
preferred	729	(5)	Discounted cash flow	Discount rate	4.8	-	8.3%		7.4
				Weighted average life	1.0	-	15.0	yrs	12.2
Mortgages held for sale (residential)	2,374		Discounted cash flow	Default rate	0.6	-	12.4%		2.8
				Discount rate	3.8	-	7.9		5.5
				Loss severity	1.3	-	32.5		21.5
				Prepayment rate	2.0	-	9.9		5.4
Loans	5,723	(6)	Discounted cash flow	Discount rate	2.4	-	3.9		3.3
				Prepayment rate	3.3	-	37.8		12.2
				Utilization rate	0.0	-	2.0		0.8
Mortgage servicing rights (residential)	15,580		Discounted cash flow	Cost to service per loan (7)	$ 86	-	773		191
				Discount rate	5.4	-	11.2%		7.8
				Prepayment rate (8)	7.5	-	19.4		10.7
Net derivative assets and (liabilities):
Interest rate contracts	(14)		Discounted cash flow	Default rate	0.0	-	16.5		5.0
				Loss severity	44.9	-	50.0		50.0
				Prepayment rate	11.1	-	15.6		15.6
Interest rate contracts: derivative loan
commitments	(26)		Discounted cash flow	Fall-out factor	1.0	-	99.0		21.8
				Initial-value servicing	(21.5)	-	81.6	bps	32.6
Equity contracts	199		Discounted cash flow	Conversion factor	(18.4)	-	0.0%		(14.1)
				Weighted average life	0.3	-	3.3	yrs	1.8
	(245)		Option model	Correlation factor	(5.3)	-	87.6%		72.2
				Volatility factor	6.8	-	81.2		25.4
Credit contracts	(378)		Market comparable pricing	Comparability adjustment	(31.3)	-	30.4		(0.1)
	3		Option model	Credit spread	0.0	-	12.2		0.7
				Loss severity	10.5	-	72.5		47.4

Other assets: nonmarketable equity investments	1,386		Market comparable pricing	Comparability adjustment	(30.6)	-	(5.4)		(21.9)

Insignificant Level 3 assets,
net of liabilities	678	(9)
Total level 3 assets, net of liabilities	$33,494	(10)

(1)  Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.

(2)  Includes $695 million of collateralized debt obligations.

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

(7)  The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $86 - $302.

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

(10)          Consists of total Level 3 assets of $37.2 billion and total Level 3 liabilities of $3.7 billion, before netting of derivative balances.

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

•         Credit spread – is the portion of the interest rate in excess of a benchmark interest rate, such as OIS, LIBOR or U.S. Treasury rates, that when applied to an investment captures changes in the obligor’s creditworthiness.

•         Default rate – is an estimate of the likelihood of not collecting contractual amounts owed expressed as a constant default rate (CDR).

•         Discount rate – is a rate of return used to present value the future expected cash flow to arrive at the fair value of an instrument. The discount rate consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, OIS, LIBOR or U.S. Treasury rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

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

Note 13:   Fair Values of Assets and Liabilities  (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. The following table provides the fair value hierarchy and carrying amount of all assets that were still held as of March 31, 2014,  and December 31, 2013, and for which a nonrecurring fair value adjustment was recorded during the periods presented.

	March 31, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$-	2,172	870	3,042	-	1,126	893	2,019
Loans held for sale	-	18	-	18	-	14	-	14
Loans:
Commercial	-	105	-	105	-	414	-	414
Consumer	-	836	5	841	-	3,690	7	3,697
Total loans (2)	-	941	5	946	-	4,104	7	4,111
Other assets (3)	-	227	581	808	-	445	740	1,185

(1)  Predominantly real estate 1-4 family first mortgage loans.

(2)  Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)  Includes the fair value of foreclosed real estate, other collateral owned and nonmarketable equity investments.

The following table presents the increase (decrease) in value of certain assets for which a nonrecurring fair value adjustment has been recognized during the periods presented.

	Quarter ended March 31,
(in millions)	2014	2013
Mortgages held for sale (LOCOM)	$46	39
Loans:
Commercial	(36)	(91)
Consumer (1)	(468)	(907)
Total loans	(504)	(998)
Other assets (2)	(113)	(79)
Total	$(571)	(1,038)

(1)  Represents write-downs of loans based on the appraised value of the collateral.

(2)  Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets. Also includes impairment losses on nonmarketable equity investments.

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

	Fair Value			Significant		Range			Weighted
($ in millions)	Level 3		Valuation Technique(s) (1)	Unobservable Inputs (1)		of inputs			Average (2)
March 31, 2014
Residential mortgages
held for sale (LOCOM)	$870	(3)	Discounted cash flow	Default rate	(5)	1.0	-	6.3%	2.3%
				Discount rate		4.2	-	12.0	11.0
				Loss severity		1.5	-	42.6	4.9
				Prepayment rate	(6)	2.0	-	100.0	63.8
Other assets: private equity
fund investments (4)	475		Market comparable pricing	Comparability adjustment		6.0	-	6.0	6.0
Insignificant level 3 assets	111
Total	1,456

December 31, 2013
Residential mortgages
held for sale (LOCOM)	$893	(3)	Discounted cash flow	Default rate	(5)	1.2	-	4.4%	2.7%
				Discount rate		4.3	-	12.0	10.9
				Loss severity		1.6	-	48.2	5.2
				Prepayment rate	(6)	2.0	-	100.0	67.2
Other assets: private equity
fund investments (4)	505		Market comparable pricing	Comparability adjustment		4.6	-	4.6	4.6
Insignificant level 3 assets	242
Total	1,640

(1)  Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.

(2)  For residential MHFS, weighted averages are calculated using outstanding unpaid principal balance of the loans.

(3)  Consists of approximately $802 million and $825 million government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations, at March 31, 2014 and December 31, 2013, respectively and $68 million of other mortgage loans which are not government insured/guaranteed at both March 31, 2014 and December 31, 2013.

(4)  Represents a single investment. For additional information, see the “Alternative Investments” section in this Note.

(5)  Applies only to non-government insured/guaranteed loans.

(6)  Includes the impact on prepayment rate of expected defaults for the government insured/guaranteed loans, which affects the frequency and timing of early resolution of loans.

Note 13:   Fair Values of Assets and Liabilities  (continued)

Alternative Investments

The following table summarizes our investments in various types of funds for which we use net asset values (NAVs) per share as a practical expedient to measure fair value on recurring and nonrecurring bases. The investments are included in trading assets, available-for-sale securities, and other assets. The table excludes those investments that are probable of being sold at an amount different from the funds’ NAVs.

				Redemption
	Fair	Unfunded	Redemption	notice
(in millions)	value	commitments	frequency	period
March 31, 2014
Offshore funds	$256	-	Daily - Quarterly	1 - 180 days
Hedge funds	1	-	Monthly - Semi Annually	5 - 95 days
Private equity funds (1)(2)	1,496	293	N/A	N/A
Venture capital funds (2)	73	13	N/A	N/A
Total (3)	$1,826	306
December 31, 2013
Offshore funds	$308	-	Daily - Quarterly	1 - 180 days
Hedge funds	2	-	Monthly - Semi Annually	5 - 95 days
Private equity funds (1)(2)	1,496	316	N/A	N/A
Venture capital funds (2)	63	14	N/A	N/A
Total (3)	$1,869	330

N/A - Not applicable

(1)  Excludes a private equity fund investment of $475 million and $505 million at March 31, 2014, and December 31, 2013, respectively, for which we recorded nonrecurring fair value adjustments during the periods then ended. This investment is probable of being sold for an amount different from the fund’s NAV; therefore, the investment’s fair value has been estimated using recent transaction information. This investment is subject to the Volcker Rule, which includes provisions that restrict banking entities from owning interests in certain types of funds.

(2)  Includes certain investments subject to the Volcker Rule that we may have to divest.

(3)  March 31, 2014, and December 31, 2013, include $1.5 billion of fair value for nonmarketable equity investments carried at cost for which we use NAVs as a practical expedient to determine nonrecurring fair value adjustments. The fair values of investments that had nonrecurring fair value adjustments were $75 million and $88 million at March 31, 2014, and December 31, 2013, respectively.

Offshore funds primarily invest in foreign mutual funds. Redemption restrictions are in place for these investments with a fair value of $105 million and $144 million at March 31, 2014 and December 31, 2013, respectively, due to lock-up provisions that will remain in effect until October 2015.

Private equity funds invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buyouts, recapitalizations and expansion opportunities. Substantially all of these investments do not allow redemptions. Alternatively, we receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next 6 years.

Venture capital funds invest in domestic and foreign companies in a variety of industries, including information technology, financial services and healthcare. These investments can never be redeemed with the funds. Instead, we receive distributions as the underlying assets of the fund liquidate, which we expect to occur over the next 5 years.

Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information, including the basis for the elections, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2013 Form 10-K.

The following table reflects differences between the fair value carrying amount of certain assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

	March 31, 2014				December 31, 2013
			Fair value				Fair value
			carrying				carrying
			amount				amount
			less				less
	Fair value	Aggregate	aggregate		Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid		carrying	unpaid	unpaid
(in millions)	amount	principal	principal		amount	principal	principal
Mortgages held for sale:
Total loans	$12,994	12,993	1	(1)	13,879	13,966	(87)	(1)
Nonaccrual loans	206	355	(149)		205	359	(154)
Loans 90 days or more past due and still accruing	37	43	(6)		39	46	(7)
Loans held for sale:
Total loans	1	9	(8)		1	9	(8)
Nonaccrual loans	1	9	(8)		1	9	(8)
Loans:
Total loans	5,959	5,638	321		5,995	5,674	321
Nonaccrual loans	205	205	-		188	188	-
Other assets (2)	1,933	n/a	n/a		1,386	n/a	n/a
Long-term debt	-	(199)	199	(3)	-	(199)	199	(3)

(1)  The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

(2)  Consists of nonmarketable equity investments carried at fair value. See Note 6 (Other Assets) for more information.

(3)  Represents collateralized, non-recourse debt securities issued by certain of our consolidated securitization VIEs that are held by third party investors. To the extent cash flows from the underlying collateral are not sufficient to pay the unpaid principal amount of the debt, those third party investors absorb losses.

Note 13:   Fair Values of Assets and Liabilities  (continued)

The assets and liabilities accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets and liabilities measured at fair value are shown below by income statement line item.

	2014			2013
		Net gains			Net gains
	Mortgage	(losses)		Mortgage	(losses)
	banking	from	Other	banking	from	Other
	noninterest	trading	noninterest	noninterest	trading	noninterest
(in millions)	income	activities	income	income	activities	income
Quarter ended March 31,
Mortgages held for sale	$506	-	-	973	-	-
Loans held for sale	-	-	-	-	-	-
Loans	-	-	-	-	-	(47)
Other assets	-	-	(61)	-	-	14
Other interests held	-	(1)	(1)	-	(7)	6

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

	Quarter ended March 31,
(in millions)	2014	2013
Gains (losses) attributable to
instrument-specific credit risk:
Mortgages held for sale	$10	37
Total	$10	37

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis as they are included within the Assets and Liabilities Recorded at Fair Value on a Recurring Basis table included earlier in this Note. The carrying amounts in the following table are recorded on the balance sheet under the indicated captions.

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

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2014

Financial assets
Cash and due from banks (1)	$19,731	19,731	-	-	19,731
Federal funds sold, securities purchased under resale
agreements and other short-term investments (1)	222,781	6,107	216,674	-	222,781
Held-to-maturity securities	17,662	5,835	6,168	5,618	17,621
Mortgages held for sale (2)	3,239	-	2,371	870	3,241
Loans held for sale (2)	90	-	94	-	94
Loans, net (3)	795,108	-	59,778	742,113	801,891
Nonmarketable equity investments (cost method)	7,080	-	-	8,515	8,515
Financial liabilities
Deposits	1,094,576	-	1,054,884	39,951	1,094,835
Short-term borrowings (1)	57,061	-	57,061	-	57,061
Long-term debt (4)	153,412	-	146,732	10,338	157,070
December 31, 2013

Financial assets
Cash and due from banks (1)	$19,919	19,919	-	-	19,919
Federal funds sold, securities purchased under resale
agreements and other short-term investments (1)	213,793	5,160	208,633	-	213,793
Held-to-maturity securities	12,346	-	6,205	6,042	12,247
Mortgages held for sale (2)	2,884	-	2,009	893	2,902
Loans held for sale (2)	132	-	136	-	136
Loans, net (3)	789,850	-	58,350	736,551	794,901
Nonmarketable equity investments (cost method)	6,978	-	-	8,635	8,635
Financial liabilities
Deposits	1,079,177	-	1,037,448	42,079	1,079,527
Short-term borrowings (1)	53,883	-	53,883	-	53,883
Long-term debt (4)	152,987	-	144,984	10,879	155,863

(1)  Amounts consist of financial instruments in which carrying value approximates fair value.

(2)  Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which election of the fair value option was made.

(3)  Loans exclude balances for which the fair value option was elected and also exclude lease financing with a carrying amount of $11.8 billion and $12.0 billion at March 31, 2014 and December 31, 2013, respectively.

(4)  The carrying amount and fair value exclude balances for which the fair value option was elected and obligations under capital leases of $10 million and $11 million at March 31, 2014 and December 31, 2013, respectively.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above.  A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $840 million and $597 million at March 31, 2014 and December 31, 2013, respectively.

Note 14:  Preferred Stock

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Our total authorized, issued and outstanding preferred stock is presented in the following two tables. The Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock is presented in the two tables  below and in the table on the following page.

	March 31, 2014		December 31, 2013
	Liquidation	Shares	Liquidation	Shares
	preference	authorized	preference	authorized
	per share	and designated	per share	and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series G
7.25% Class A Preferred Stock	15,000	50,000	15,000	50,000
Series H
Floating Class A Preferred Stock	20,000	50,000	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
ESOP
Cumulative Convertible Preferred Stock (1)	-	2,017,328	-	1,105,664
Total		12,251,838		11,340,174

(1)  See the following page for additional information about the liquidation preference for the ESOP Cumulative Preferred Stock.

	March 31, 2014				December 31, 2013
	Shares				Shares
	issued and	Par	Carrying		issued and	Par	Carrying
(in millions, except shares)	outstanding	value	value	Discount	outstanding	value	value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$-	-	-	96,546	$-	-	-
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	-	25,010	2,501	2,501	-
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	-	30,000	750	750	-
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	-	26,000	650	650	-
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	-	25,000	625	625	-
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	-	69,000	1,725	1,725	-
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	-	33,600	840	840	-
ESOP
Cumulative Convertible Preferred Stock	2,017,328	2,017	2,017	-	1,105,664	1,105	1,105	-
Total	11,792,859	$18,578	17,179	1,399	10,881,195	$17,666	16,267	1,399

(1)  Preferred shares qualify as Tier 1 capital.

See Note 7 (Securitizations and Variable Interest Entities) for additional information on our trust preferred securities. We do not have a commitment to issue Series G or H preferred stock.

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

	Shares issued and outstanding		Carrying value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Adjustable dividend rate
(in millions, except shares)	2014	2013	2014	2013	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2014	911,664	-	$912	-	8.70%	9.70
2013	349,788	349,788	350	350	8.50	9.50
2012	217,404	217,404	217	217	10.00	11.00
2011	241,263	241,263	241	241	9.00	10.00
2010	171,011	171,011	171	171	9.50	10.50
2008	57,819	57,819	58	58	10.50	11.50
2007	39,248	39,248	39	39	10.75	11.75
2006	21,139	21,139	21	21	10.75	11.75
2005	7,992	7,992	8	8	9.75	10.75
Total ESOP Preferred Stock (1)	2,017,328	1,105,664	$2,017	1,105
Unearned ESOP shares (2)			$(2,193)	(1,200)

(1)  At March 31, 2014 and December 31, 2013, additional paid-in capital included $176 million and $95 million, respectively, related to ESOP preferred stock.

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

The net periodic benefit cost was:

	2014			2013
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits
Quarter ended March 31,
Service cost	$-	-	2	-	-	3
Interest cost	116	6	11	113	7	12
Expected return on plan assets	(157)	-	(9)	(171)	-	(9)
Amortization of net actuarial loss (gain)	23	3	(7)	42	4	-
Amortization of prior service credit	-	-	(1)	-	-	(1)
Settlement	-	-	-	-	4	-
Net periodic benefit cost (income)	$(18)	9	(4)	(16)	15	5

Note 16:  Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations. See Note 1 (Summary of Significant Accounting Policies) for discussion of private share repurchases and the Consolidated Statement of Changes in Equity.

		Quarter ended March 31,
(in millions, except per share amounts)		2014	2013
Wells Fargo net income		$5,893	5,171
Less:	Preferred stock dividends and other	286	240
Wells Fargo net income applicable to common stock (numerator)		$5,607	4,931
Earnings per common share
Average common shares outstanding (denominator)		5,262.8	5,279.0
Per share		$1.07	0.93
Diluted earnings per common share
Average common shares outstanding		5,262.8	5,279.0
Add:	Stock options	33.5	28.8
	Restricted share rights	46.5	43.9
	Warrants	10.5	1.8
Diluted average common shares outstanding (denominator)		5,353.3	5,353.5
Per share		$1.05	0.92

The following table presents the outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2014	2013
Options	9.6	14.4

Note 17:  Other Comprehensive Income

The components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects were:

	Quarter ended March 31,
	2014			2013
	Before	Tax	Net of	Before	Tax	Net of
(in millions)	tax	effect	tax	tax	effect	tax
Investment securities:
Net unrealized gains (losses) arising during the period	2,725	(993)	1,732	(634)	230	(404)
Reclassification of net gains to:
Interest income on investment securities (1)	(15)	6	(9)	-	-	-
Net gains on debt securities	(83)	31	(52)	(45)	17	(28)
Net gains from equity investments	(296)	112	(184)	(68)	26	(42)
Subtotal reclassifications to net income	(394)	149	(245)	(113)	43	(70)
Net change	2,331	(844)	1,487	(747)	273	(474)
Derivatives and hedging activities:
Net unrealized gains arising during the period	44	(17)	27	7	(2)	5
Reclassification of net (gains) losses to:
Interest income on loans	(124)	47	(77)	(116)	47	(69)
Interest expense on long-term debt	18	(7)	11	27	(10)	17
Salaries expense	-	-	-	2	(1)	1
Subtotal reclassifications to net income	(106)	40	(66)	(87)	36	(51)
Net change	(62)	23	(39)	(80)	34	(46)
Defined benefit plans adjustments:
Net actuarial gains arising during the period	-	-	-	6	(2)	4
Reclassification of amounts to net periodic benefit costs (2):
Amortization of net actuarial loss	19	(7)	12	46	(18)	28
Settlements and other	(1)	-	(1)	3	(1)	2
Subtotal reclassifications to net periodic benefit costs	18	(7)	11	49	(19)	30
Net change	18	(7)	11	55	(21)	34
Foreign currency translation adjustments:
Net unrealized losses arising during the period	(17)	(3)	(20)	(18)	2	(16)
Reclassification of net losses to:
Noninterest income	6	-	6	-	-	-
Net change	(11)	(3)	(14)	(18)	2	(16)
Other comprehensive income (loss)	$2,276	(831)	1,445	(790)	288	(502)
Less: Other comprehensive income from noncontrolling
interests, net of tax			79			3
Wells Fargo other comprehensive income (loss), net of tax			$1,366			(505)

(1)	Represents unrealized gains amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.
(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Cumulative OCI balances were:

					Cumulative
		Derivatives	Defined	Foreign	other
		and	benefit	currency	compre-
	Investment	hedging	plans	translation	hensive
(in millions)	securities	activities	adjustments	adjustments	income
Quarter ended March 31, 2014
Balance, beginning of period	$2,338	80	(1,053)	21	1,386
Net unrealized gains (losses)
arising during the period	1,732	27	-	(20)	1,739
Amounts reclassified from accumulated
other comprehensive income	(245)	(66)	11	6	(294)
Net change	1,487	(39)	11	(14)	1,445
Less: Other comprehensive income
from noncontrolling interests	79	-	-	-	79
Balance, end of period	$3,746	41	(1,042)	7	2,752
Quarter ended March 31, 2013
Balance, beginning of period	$7,462	289	(2,181)	80	5,650
Net unrealized gains (losses)
arising during the period	(404)	5	4	(16)	(411)
Amounts reclassified from accumulated
other comprehensive income	(70)	(51)	30	-	(91)
Net change	(474)	(46)	34	(16)	(502)
Less: Other comprehensive income
from noncontrolling interests	3	-	-	-	3
Balance, end of period	$6,985	243	(2,147)	64	5,145

Note 18:  Operating Segments

We have three reportable operating segments: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The results for these operating segments are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to GAAP for financial accounting. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. For a complete description of our operating segments, including the underlying management accounting process, see Note 24 (Operating Segments) to Financial Statements in our 2013 Form 10-K.

					Wealth, Brokerage				Consolidated
(income/expense in millions,	Community Banking		Wholesale Banking		and Retirement		Other (1)		Company
average balances in billions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Quarter ended March 31,
Net interest income (2)	$7,275	7,119	2,891	3,005	768	669	(319)	(294)	10,615	10,499
Provision (reversal of provision)
for credit losses	419	1,262	(93)	(58)	(8)	14	7	1	325	1,219
Noninterest income	5,318	5,780	2,689	3,081	2,700	2,528	(697)	(629)	10,010	10,760
Noninterest expense	6,774	7,377	3,215	3,091	2,711	2,639	(752)	(707)	11,948	12,400
Income (loss) before income
tax expense (benefit)	5,400	4,260	2,458	3,053	765	544	(271)	(217)	8,352	7,640
Income tax expense (benefit)	1,376	1,288	714	1,007	290	207	(103)	(82)	2,277	2,420
Net income (loss) before
noncontrolling interests	4,024	2,972	1,744	2,046	475	337	(168)	(135)	6,075	5,220
Less: Net income from
noncontrolling interests	180	48	2	1	-	-	-	-	182	49
Net income (loss) (3)	$3,844	2,924	1,742	2,045	475	337	(168)	(135)	5,893	5,171
Average loans	$505.0	498.9	301.9	283.1	50.0	43.8	(33.1)	(29.1)	823.8	796.7
Average assets	892.6	799.6	517.4	494.7	190.6	180.3	(74.7)	(71.7)	1,525.9	1,402.9
Average core deposits	626.5	619.2	259.0	224.1	156.0	149.4	(67.7)	(66.8)	973.8	925.9

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

Note 19:  Regulatory and Agency Capital Requirements

The Company and each of its subsidiary banks are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Company’s national banks, including Wells Fargo Bank, N.A. (the Bank).

The following table presents regulatory capital information for Wells Fargo & Company and the Bank. Information presented for March 31, 2014, reflects commencement of the transition to Basel III capital requirements from previous regulatory capital adequacy guidelines under Basel I effective in 2013. Among other matters, Basel III revises the definition of capital, and changes will be phased-in effective January 1, 2014, through the end of 2021, with regulatory capital ratios determined using Basel III General Approach risk-weighted assets during 2014. Under the Basel III (General Approach), at March 31, 2014, the Company’s Common Equity Tier 1 capital was $132.7 billion, or 11.36% of risk-weighted assets, and the Bank’s Common Equity Tier 1 capital was $114.8 billion, or 10.76% of risk-weighted assets.

We do not consolidate our wholly-owned trust (the Trust) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trust includable in Tier 2 capital were $2.1 billion at March 31, 2014. During first quarter 2014, we did not redeem any trust preferred securities. Under the new Basel III capital requirements, our remaining trust preferred and preferred purchase securities will begin amortizing in 2016 and will no longer count as Tier 2 capital in 2022.

The Bank is an approved seller/servicer, and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At March 31, 2014, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Under		Under
	Basel III		Basel III
	(General	Under	(General	Under
	Approach)	Basel I	Approach)	Basel I	Well-	Minimum
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	capitalized	capital
(in billions, except ratios)	2014	2013	2014	2013	ratios (1)	ratios (1)
Regulatory capital:
Tier 1	$147.6	140.7	114.8	110.0
Total	183.6	176.2	140.4	136.4

Assets:
Risk-weighted	$1,168.4	1,141.5	1,067.8	1,057.3
Adjusted average (2)	1,500.0	1,466.7	1,349.9	1,324.0

Regulatory capital ratios:
Tier 1 capital	12.63%	12.33	10.76	10.40	6.00	4.00
Total capital	15.71	15.43	13.15	12.90	10.00	8.00
Tier 1 leverage (2)	9.84	9.60	8.51	8.31	5.00	4.00

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

Glossary of Acronyms

ACL	Allowance for credit losses	G-SIB	Globally systemic important bank
ALCO	Asset/Liability Management Committee	HAMP	Home Affordability Modification Program
ARM	Adjustable-rate mortgage	HPI	Home Price Index
ARS	Auction rate security	HUD	U.S. Department of Housing and Urban Development
ASC	Accounting Standards Codification	LHFS	Loans held for sale
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
AVM	Automated valuation model	LIHTC	Low-Income Housing Tax Credit
BCBS	Basel Committee on Bank Supervision	LOCOM	Lower of cost or market value
BHC	Bank holding company	LTV	Loan-to-value
CCAR	Comprehensive Capital Analysis and Review	MBS	Mortgage-backed security
CD	Certificate of deposit	MHA	Making Home Affordable programs
CDO	Collateralized debt obligation	MHFS	Mortgages held for sale
CDS	Credit default swaps	MSR	Mortgage servicing right
CLO	Collateralized loan obligation	MTN	Medium-term note
CLTV	Combined loan-to-value	NAV	Net asset value
CPP	Capital Purchase Program	NPA	Nonperforming asset
CPR	Constant prepayment rate	OCC	Office of the Comptroller of the Currency
CRE	Commercial real estate	OCI	Other comprehensive income
DOJ	U.S. Department of Justice	OTC	Over-the-counter
DPD	Days past due	OTTI	Other-than-temporary impairment
ESOP	Employee Stock Ownership Plan	PCI Loans	Purchased credit-impaired loans
FAS	Statement of Financial Accounting Standards	PTPP	Pre-tax pre-provision profit
FASB	Financial Accounting Standards Board	RBC	Risk-based capital
FDIC	Federal Deposit Insurance Corporation	ROA	Wells Fargo net income to average total assets
FFELP	Federal Family Education Loan Program	ROE	Wells Fargo net income applicable to common stock
FHA	Federal Housing Administration		to average Wells Fargo common stockholders' equity
FHFA	Federal Housing Finance Agency	RWAs	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	S&P	Standard & Poor’s Ratings Services
FICO	Fair Isaac Corporation (credit rating)	SPE	Special purpose entity
FNMA	Federal National Mortgage Association	TARP	Troubled Asset Relief Program
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
FSB	Financial Stability Board	VA	Department of Veterans Affairs
FTC	Federal Trade Commission	VaR	Value-at-Risk
GAAP	Generally accepted accounting principles	VIE	Variable interest entity
GNMA	Government National Mortgage Association	WFCC	Wells Fargo Canada Corporation
GSE	Government-sponsored entity

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2014.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be purchased under
Calendar month	repurchased (1)	price paid per share	the authorizations
January	3,881,380	$45.85	69,645,587
February	14,835,711	45.34	54,809,876
March (2)	14,782,982	45.66	390,026,894
Total	33,500,073

(1)

All shares were repurchased under an authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on October 23, 2012. In addition, the Company publicly announced on March 26, 2014, that the Board of Directors authorized the repurchase of an additional 350 million shares of common stock. Unless modified or revoked by the Board, these authorizations do not expire.

(2)		Includes a private repurchase transaction of 11,111,168 shares at a weighted-average price per share of $45.00.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended March 31, 2014.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be purchased
January	-	$-	451,944,402
February	-	-	451,944,402
March	-	-	451,944,402
Total	-

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

Dated: May 7, 2014                                                                          WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY

Richard D. Levy

Executive Vice President and Controller

(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description			Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.			Filed herewith.
3(b)	By-Laws.			Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
12(a)	Computation of Ratios of Earnings to Fixed Charges:			Filed herewith.
		Quarter ended Mar. 31,
		2014	2013
	Including interest on deposits	8.47	7.08

	Excluding interest on deposits	11.02	9.64

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:			Filed herewith.
		Quarter ended Mar. 31,
		2014	2013
	Including interest on deposits	6.22	5.52

	Excluding interest on deposits	7.42	6.88

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101	XBRL Instance Document	Filed herewith.
101	XBRL Taxonomy Extension Schema Document	Filed herewith.
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.