Form 10-Q
period 2014-06-30
WELLS FARGO & COMPANY/MN
filed 2014-08-06
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐             No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                                                                                                                                         Shares Outstanding

                                                                                                                                                             July 31, 2014

Common stock, $1-2/3 par value                                                                                         5,220,407,047

FORM 10-Q
CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements			Page
	Consolidated Statement of Income.....................................................................................................................................................			71
	Consolidated Statement of Comprehensive Income..................................................................................................................................			72
	Consolidated Balance Sheet.............................................................................................................................................................			73
	Consolidated Statement of Changes in Equity........................................................................................................................................			74
	Consolidated Statement of Cash Flows................................................................................................................................................			76
	Notes to Financial Statements
	1	-	Summary of Significant Accounting Policies.....................................................................................................................................	77
	2	-	Business Combinations..............................................................................................................................................................	79
	3	-	Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments...............................................................	79
	4	-	Investment Securities................................................................................................................................................................	80
	5	-	Loans and Allowance for Credit Losses...........................................................................................................................................	88
	6	-	Other Assets..........................................................................................................................................................................	106
	7	-	Securitizations and Variable Interest Entities......................................................................................................................................	107
	8	-	Mortgage Banking Activities.......................................................................................................................................................	115
	9	-	Intangible Assets.....................................................................................................................................................................	118
	10	-	Guarantees, Pledged Assets and Collateral........................................................................................................................................	119
	11	-	Legal Actions.........................................................................................................................................................................	122
	12	-	Derivatives............................................................................................................................................................................	123
	13	-	Fair Values of Assets and Liabilities...............................................................................................................................................	130
	14	-	Preferred Stock.......................................................................................................................................................................	151
	15	-	Employee Benefits...................................................................................................................................................................	153
	16	-	Earnings Per Common Share.......................................................................................................................................................	154
	17	-	Other Comprehensive Income......................................................................................................................................................	155
	18	-	Operating Segments..................................................................................................................................................................	157
	19	-	Regulatory and Agency Capital Requirements....................................................................................................................................	158

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data................................................................................................................................................................			2
	Overview..................................................................................................................................................................................			3
	Earnings Performance...................................................................................................................................................................			5
	Balance Sheet Analysis..................................................................................................................................................................			13
	Off-Balance Sheet Arrangements......................................................................................................................................................			17
	Risk Management........................................................................................................................................................................			18
	Capital Management.....................................................................................................................................................................			59
	Regulatory Reform.......................................................................................................................................................................			65
	Critical Accounting Policies.............................................................................................................................................................			66
	Current Accounting Developments....................................................................................................................................................			67
	Forward-Looking Statements...........................................................................................................................................................			68
	Risk Factors...............................................................................................................................................................................			69
	Glossary of Acronyms..................................................................................................................................................................			159

Item 3.	Quantitative and Qualitative Disclosures About Market Risk......................................................................................................................			44

Item 4.	Controls and Procedures................................................................................................................................................................			70

PART II	Other Information
Item 1.	Legal Proceedings........................................................................................................................................................................			160

Item 1A.	Risk Factors...............................................................................................................................................................................			160

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds......................................................................................................................			160

Item 6.	Exhibits....................................................................................................................................................................................			161

Signature.........................................................................................................................................................................................				161

Exhibit Index....................................................................................................................................................................................				162

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data

					% Change
	Quarter ended			June 30, 2014 from		Six months ended
	June 30,	March 31,	June 30,	March 31,	June 30,	June 30,	June 30,	%
($ in millions, except per share amounts)	2014	2014	2013	2014	2013	2014	2013	Change
For the Period
Wells Fargo net income	$5,726	5,893	5,519	(3)%	4	11,619	10,690	9%
Wells Fargo net income
applicable to common stock	5,424	5,607	5,272	(3)	3	11,031	10,203	8
Diluted earnings per common share	1.01	1.05	0.98	(4)	3	2.06	1.90	8
Profitability ratios (annualized):
Wells Fargo net income to
average assets (ROA) (1)	1.47%	1.57	1.55	(6)	(5)	1.52	1.52	-
Wells Fargo net income applicable
to common stock to average
Wells Fargo common
stockholders' equity (ROE)	13.40	14.35	14.02	(7)	(4)	13.86	13.81	-
Efficiency ratio (2)	57.9	57.9	57.3	-	1	57.9	57.8	-
Total revenue	$21,066	20,625	21,378	2	(1)	41,691	42,637	(2)
Pre-tax pre-provision profit (PTPP) (3)	8,872	8,677	9,123	2	(3)	17,549	17,982	(2)
Dividends declared per common share	0.35	0.30	0.30	17	17	0.65	0.55	18
Average common shares outstanding	5,268.4	5,262.8	5,304.7	-	(1)	5,265.6	5,291.9	-
Diluted average common shares outstanding	5,350.8	5,353.3	5,384.6	-	(1)	5,353.2	5,369.9	-
Average loans (1)	$831,043	823,790	798,386	1	4	827,436	797,528	4
Average assets (1)	1,564,003	1,525,905	1,427,150	2	10	1,545,060	1,415,105	9
Average core deposits (4)	991,727	973,801	936,090	2	6	982,814	931,006	6
Average retail core deposits (5)	698,763	690,643	666,043	1	5	694,726	664,487	5
Net interest margin (1)	3.15%	3.20	3.47	(2)	(9)	3.17	3.48	(9)
At Period End
Investment securities	$279,069	270,327	249,439	3	12	279,069	249,439	12
Loans (1)	828,942	826,443	799,867	-	4	828,942	799,867	4
Allowance for loan losses	13,101	13,695	16,144	(4)	(19)	13,101	16,144	(19)
Goodwill	25,705	25,637	25,637	-	-	25,705	25,637	-
Assets (1)	1,598,874	1,546,707	1,438,456	3	11	1,598,874	1,438,456	11
Core deposits (4)	1,007,485	994,185	941,158	1	7	1,007,485	941,158	7
Wells Fargo stockholders' equity	180,859	175,654	162,421	3	11	180,859	162,421	11
Total equity	181,549	176,469	163,777	3	11	181,549	163,777	11
Tier 1 capital (6)	151,679	147,549	132,969	3	14	151,679	132,969	14
Total capital (6)	189,480	183,559	164,998	3	15	189,480	164,998	15
Capital ratios:
Total equity to assets (1)	11.35%	11.41	11.39	-	-	11.35	11.39	-
Risk-based capital (6):
Tier 1 capital	12.72	12.63	12.12	1	5	12.72	12.12	5
Total capital	15.89	15.71	15.03	1	6	15.89	15.03	6
Tier 1 leverage (6)	9.86	9.84	9.63	-	2	9.86	9.63	2
Common Equity Tier 1 (7)	11.31	11.36	10.71	-	6	11.31	10.71	6
Common shares outstanding	5,249.9	5,265.7	5,302.2	-	(1)	5,249.9	5,302.2	(1)
Book value per common share	$31.18	30.48	28.26	2	10	31.18	28.26	10
Common stock price:
High	53.05	49.97	41.74	6	27	53.05	41.74	27
Low	46.72	44.17	36.19	6	29	44.17	34.43	28
Period end	52.56	49.74	41.27	6	27	52.56	41.27	27
Team members (active, full-time equivalent)	263,500	265,300	274,300	(1)	(4)	263,500	274,300	(4)

(1)

Financial information for certain periods prior to 2014 was revised to reflect our determination that certain factoring arrangements did not qualify as loans. Accordingly, we revised our commercial loan balances for year-end 2012 and each of the quarters in 2013 in order to present the Company’s lending trends on a comparable basis over this period. This revision, which resulted in a reduction to total commercial loans and a corresponding decrease to other liabilities, did not impact the Company’s consolidated net income or total cash flows. We reduced our commercial loans by $3.5 billion, $3.2 billion, $2.1 billion, $1.6 billion and $1.2 billion at December 31, September 30, June 30, and March 31, 2013, and December 31, 2012, respectively, which represented less than 1% of total commercial loans and less than 0.5% of our total loan portfolio. Other affected financial information, including financial guarantees and financial ratios, has been appropriately revised to reflect this revision. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for more information.

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

(4)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(5)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(6)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(7)	See the “Capital Management” section in this Report for additional information.

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

Financial Review[1]

Overview

Wells Fargo & Company is a nationwide, diversified, community-based financial services company with $1.6 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 9,000 locations, 12,500 ATMs and the internet (wellsfargo.com), and we have offices in 36 countries to support customers who conduct business in the global economy. With approximately 265,000 active, full-time equivalent team members, we serve one in three households in the United States and rank No. 29 on Fortune’s  2014 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at June 30, 2014.

We use our Vision and Values to guide us toward growth and success. Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Important to our strategy to achieve this vision is to increase the number of our products our customers utilize and to offer them all of the financial products that fulfill their financial needs. Our cross-sell strategy, diversified business model and the breadth of our geographic reach facilitate growth in both strong and weak economic cycles. We can grow by expanding the number of products our current customers have with us, gain new customers in our extended markets, and increase market share in many businesses.

We have six primary values, which are based on our vision and provide the foundation for everything we do. First, we value and support our people as a competitive advantage and strive to attract, develop, retain and motivate the most talented people we can find. Second, we strive for the highest ethical standards with our team members, our customers, our communities and our shareholders. Third, with respect to our customers, we strive to base our decisions and actions on what is right for them in everything we do. Fourth, for team members we strive to build and sustain a diverse and inclusive culture – one where they feel valued and respected for who they are as well as for the skills and experiences they bring to our company. Fifth, we also look to each of our team members to be leaders in establishing, sharing and communicating our vision. Sixth, we strive to make risk management a competitive advantage by working hard to ensure that appropriate controls are in place to reduce risks to our customers, maintain and increase our competitive market position, and protect Wells Fargo’s long-term safety, soundness and reputation.

Financial Performance

Wells Fargo net income was $5.7 billion in second quarter 2014 with diluted earnings per share (EPS) of $1.01 as we continued our focus on creating long-term shareholder value through meeting our customers’ financial needs including growing loans and deposits. Our results demonstrated our ability to consistently achieve strong financial performance across a variety of economic and interest-rate environments and the benefit of our diversified business model. Compared with a year ago:

•         our loans increased $29.1 billion, or 4%,  even with the planned runoff in our non-strategic/liquidating portfolios and a $9.7 billion transfer of government guaranteed student loans at the end of the quarter to loans held for sale, and our core loan portfolio grew by $51.3 billion, or 7%;

•         our deposit franchise continued to generate solid deposit growth, with total deposits up $97.0 billion, or 9%;

•         our credit performance continued to improve with total net charge-offs down $435 million, or 38%, and represented only 35 basis points (annualized) of average loans;

•         noninterest expense was $12.2 billion, down $61 million, while we continued to invest in our businesses including strengthening our risk management infrastructure; and

•         we continued to deepen our solid customer relationships across our company, with Retail Banking cross-sell of 6.17 products per household (May 2014); Wholesale Banking cross-sell of 7.2 products (March 2014); and Wealth, Brokerage and Retirement cross-sell of 10.44 products (May 2014).

Balance Sheet and Liquidity

Our balance sheet continued to strengthen in second quarter 2014 with further core loan and deposit growth. We have been able to grow our loans on a year-over-year basis for 12 consecutive quarters (for the past nine quarters year-over-year loan growth has been 3% or greater) despite the planned runoff from our non-strategic/liquidating portfolios. Our non-strategic/liquidating loan portfolios decreased $12.7 billion during the quarter and our core loan portfolio increased $15.1 billion. Our investment securities increased by $8.7 billion during the quarter, which reflected our purchases of U.S. Treasuries and federal agency debt.

Deposit growth remained strong with period-end deposits up $39.4 billion, or 4%, from December 31, 2013. This increase reflected solid growth across both our commercial and consumer businesses. Average deposits have grown while deposit costs have declined for 15

[1] Financial information for certain periods prior to 2014 was revised to reflect our determination that certain factoring arrangements did not qualify as loans. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for more information.

consecutive quarters. We grew our primary consumer checking customers by a net 4.6% from a year ago (May 2014 compared with May 2013). Our ability to grow primary customers is important to our results because these customers have more interactions with us, have higher cross-sell and are more than twice as profitable as non-primary customers.

Credit Quality

Credit quality continued to improve in second quarter 2014 as losses remained at historically low levels, nonperforming assets (NPAs) continued to decrease and we continued to originate high quality loans, reflecting our long-term risk focus and the benefit from the improved housing market. Net charge-offs were $717 million, or 0.35% (annualized) of average loans, in second quarter 2014, compared with $1.2 billion a year ago (0.58%), a 38% year-over-year decrease in losses. Net losses in our commercial portfolio were only $31 million, or 3 basis points of average commercial loans. Net consumer losses declined to 62 basis points from 101 basis points in second quarter 2013. Our commercial real estate portfolios were in a net recovery position for the sixth consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Losses on our consumer real estate portfolios declined $390 million from a year ago, down 57%. The consumer loss levels reflected the positive momentum in the residential real estate market, with home values improving significantly in many markets, as well as lower default frequency.

Reflecting these improvements in our loan portfolios, our $217 million provision for credit losses this quarter was $435 million less than a year ago. This provision reflected a release of $500 million from the allowance for credit losses, which was equal to the release a year ago. We continue to expect future allowance releases absent a significant deterioration in the economy, but expect a lower level of future releases as the rate of credit improvement slows and the loan portfolio continues to grow.

In addition to lower net charge-offs and provision expense, NPAs also improved and were down $686 million, or 4%, from March 31, 2014, the seventh consecutive quarter of decline. Nonaccrual loans declined $678 million from the prior quarter while foreclosed assets were down $8 million.

Capital

We continued to maintain strong capital ratios while returning more capital to shareholders, increasing total equity to $181.5 billion at June 30, 2014, up $5.1 billion from the prior quarter. In second quarter 2014, we increased our common stock dividend by 17% to $0.35 per share and continued to reduce our common share count through the repurchase of 39.4 million common shares and the execution of a $1 billion forward repurchase contract that settled in July 2014 for 19.5 million shares. In addition, in July 2014 we entered into a $1.0 billion forward repurchase contract with an unrelated third party that is expected to settle in fourth quarter 2014 for approximately 21 million shares. We expect our share count to continue to decline in 2014 as a result of anticipated net share repurchases. Our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances, divided by (ii) net income applicable to common stock) in second quarter 2014 was 66%, in line with our recent guidance of 55-75%.

We believe an important measure of our capital strength is the estimated Common Equity Tier 1 ratio under Basel III, using the Advanced Approach, fully phased-in, which increased to 10.14% in second quarter 2014.

Our regulatory capital ratios under Basel III (General Approach) remained strong with a total risk-based capital ratio of 15.89%, Tier 1 risk-based capital ratio of 12.72% and Tier 1 leverage ratio of 9.86% at June 30, 2014, compared with 15.71%, 12.63% and 9.84%, respectively, at March 31, 2014. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of common equity for regulatory purposes.

Earnings Performance

Wells Fargo net income for second quarter 2014 was $5.7 billion ($1.01 diluted earnings per common share) compared with $5.5 billion ($0.98) for second quarter 2013. Net income for the first half of 2014 was $11.6 billion ($2.06) compared with $10.7 billion ($1.90) for the same period a year ago. Our  second quarter 2014  earnings reflected continued execution of our business strategy and growth in many of our businesses. The key drivers of our financial performance in the second quarter and first half of 2014 were balanced net interest and fee income, diversified sources of fee income, a diversified loan portfolio and strong underlying credit performance.

Revenue, the sum of net interest income and noninterest income, was $21.1 billion in second quarter 2014, compared with $21.4 billion in second quarter 2013. Revenue for the first half of 2014 was $41.7 billion, down 2% from the first half of 2013. The decrease in revenue for the second quarter and first half of 2014 from the same periods a year ago was primarily due to a decline in mortgage banking revenue, partially offset by an increase in deposit service charges, trust and investment fees, and market sensitive revenue (net gains from trading activities, debt securities and equity investments). Noninterest income represented 49% of revenue for the second quarter 2014 and first half of 2014 compared with 50% for the same periods a year ago. The drivers of our fee income can differ depending on the interest rate and economic environment. For example, net gains on mortgage loan origination/sales activities were 7% of our fee income in second quarter 2014, down from 23% in the same period a year ago when the refinance market was strong. Other businesses, such as equity investments, brokerage, and mortgage servicing, contributed more to fee income this quarter, demonstrating the benefit of our diversified business model.

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

Net interest income on a taxable-equivalent basis was $11.0 billion and $21.8 billion in the second quarter and first half of 2014, up from $10.9 billion and $21.6 billion, respectively, for the same periods a year ago. The net interest margin was 3.15% and 3.17% for the second quarter and first half of 2014, down from 3.47% and 3.48% in the same periods a year ago. The  increase in net interest income in the second quarter and first half of 2014 from the same periods a year ago was largely driven by reduced deposit costs and the maturing of higher yielding long-term debt. Growth in earning assets also improved net interest income as it offset the decrease in earning asset yields. The decline in net interest margin in second quarter and first half of 2014,  compared with the same periods a year ago was primarily driven by higher funding balances, including customer-driven deposit growth and actions we have taken in response to increased regulatory liquidity expectations which raised long-term debt and term deposits. This growth in funding increased cash and federal funds sold and other short-term investments which are dilutive to net interest margin although essentially neutral to net interest income.

Average earning assets increased $138.5 billion in the second quarter and $134.7 billion in  the first half of 2014  from the same periods a year ago, as average federal funds sold and other short-term investments increased $93.3 billion in the second quarter and $92.8 billion in the first half of 2014 from the same periods a year ago, and average investment securities increased $29.1 billion in the second quarter and $30.4 billion in the first half of 2014 from the same periods a year ago. In addition, an increase in commercial and industrial loans contributed to $32.7 billion and $29.9 billion higher average loans in the second quarter and first half of 2014, respectively, compared with the same periods a year ago.

Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $991.7 billion in second quarter 2014 ($982.8 billion in the first half of 2014), compared with $936.1 billion in second quarter 2013 ($931.0 billion in the first half of 2013), and funded 119% of average loans in second quarter 2014 (117% for the first half of 2014), compared with 117% the same period a year ago (117% for the first half of 2013). Average core deposits decreased to 71% of average earning assets in both the second quarter and first half of 2014, compared with 74% in second quarter 2013 and 75% for the first half of 2013. The cost of these deposits has continued to decline due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 96% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended June 30,
			2014			2013
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense
Earning assets
Federal funds sold, securities purchased under
resale agreements and other short-term investments	$229,770	0.28%	$161	136,484	0.33%	$113
Trading assets	54,347	3.05	414	46,622	2.98	347
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	6,580	1.78	29	6,684	1.73	29
Securities of U.S. states and political subdivisions	42,721	4.26	456	39,267	4.42	434
Mortgage-backed securities:
Federal agencies	116,475	2.85	831	102,007	2.79	711
Residential and commercial	27,252	6.11	416	31,315	6.50	509
Total mortgage-backed securities	143,727	3.47	1,247	133,322	3.66	1,220
Other debt and equity securities	48,734	3.76	457	55,533	3.84	531
Total available-for-sale securities	241,762	3.62	2,189	234,806	3.77	2,214
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	10,829	2.20	59	-	-	-
Securities of U.S. states and political subdivisions	8	6.00	-	-	-	-
Federal agency mortgage-backed securities	6,089	2.74	42	-	-	-
Other debt securities	5,206	1.90	25	-	-	-
Total held-to-maturity securities	22,132	2.28	126	-	-	-
Total investment securities	263,894	3.51	2,315	234,806	3.77	2,214
Mortgages held for sale (4)	18,824	4.16	195	43,422	3.48	378
Loans held for sale (4)	157	2.55	1	177	7.85	4
Loans:
Commercial:
Commercial and industrial	199,246	3.39	1,687	184,306	3.73	1,714
Real estate mortgage	107,673	3.56	955	105,261	3.92	1,029
Real estate construction	17,249	4.17	179	16,458	5.02	206
Lease financing	11,824	5.70	169	12,338	6.66	206
Foreign	48,847	2.39	290	42,242	2.23	235
Total commercial	384,839	3.42	3,280	360,605	3.77	3,390
Consumer:
Real estate 1-4 family first mortgage	259,974	4.20	2,729	252,558	4.23	2,671
Real estate 1-4 family junior lien mortgage	63,273	4.31	680	71,376	4.29	764
Credit card	26,431	11.97	789	24,023	12.55	752
Automobile	53,480	6.34	845	47,942	7.05	842
Other revolving credit and installment	43,046	5.07	544	41,882	4.74	495
Total consumer	446,204	5.02	5,587	437,781	5.05	5,524
Total loans (4)	831,043	4.28	8,867	798,386	4.47	8,914
Other	4,535	5.74	65	4,151	5.55	57
Total earning assets	$1,402,570	3.43%	$12,018	1,264,048	3.81%	$12,027
Funding sources
Deposits:
Interest-bearing checking	$40,193	0.07%	$7	40,422	0.06%	$6
Market rate and other savings	583,907	0.07	101	541,843	0.08	111
Savings certificates	38,754	0.86	82	52,552	1.23	161
Other time deposits	48,512	0.41	50	26,045	0.76	50
Deposits in foreign offices	94,232	0.15	35	68,871	0.15	25
Total interest-bearing deposits	805,598	0.14	275	729,733	0.19	353
Short-term borrowings	58,845	0.10	14	57,812	0.14	21
Long-term debt	159,233	1.56	620	125,496	2.02	632
Other liabilities	13,589	2.73	93	13,315	2.25	75
Total interest-bearing liabilities	1,037,265	0.39	1,002	926,356	0.47	1,081
Portion of noninterest-bearing funding sources	365,305	-	-	337,692	-	-
Total funding sources	$1,402,570	0.28	1,002	1,264,048	0.34	1,081
Net interest margin and net interest income on
a taxable-equivalent basis (5)		3.15%	$11,016		3.47%	$10,946
Noninterest-earning assets
Cash and due from banks	$15,956			16,214
Goodwill	25,699			25,637
Other	119,778			121,251
Total noninterest-earning assets	$161,433			163,102
Noninterest-bearing funding sources
Deposits	$295,875			280,029
Other liabilities	51,184			56,104
Total equity	179,679			164,661
Noninterest-bearing funding sources used to fund earning assets	(365,305)			(337,692)
Net noninterest-bearing funding sources	$161,433			163,102
Total assets	$1,564,003			1,427,150

(1)

Our average prime rate was 3.25% for the quarters ended June 30, 2014 and 2013, and 3.25% for the first six months of both 2014 and 2013. The average three-month London Interbank Offered Rate (LIBOR) was 0.23% and 0.28% for the quarters and six months ended June 30, 2014 and 2013, respectively.

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
(5)

Includes taxable-equivalent adjustments of $225 million and $196 million for the quarters ended June 30, 2014 and 2013, respectively, and $442 million and $373 million for the first six months of 2014 and 2013, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

Earnings Performance  (continued)

	Six months ended June 30,
			2014			2013
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense
Earning assets
Federal funds sold, securities purchased under
resale agreements and other short-term investments	$221,573	0.28%	$305	128,797	0.35%	$221
Trading assets	51,306	3.10	795	44,388	3.07	681
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	6,576	1.73	57	6,880	1.65	56
Securities of U.S. states and political subdivisions	42,661	4.32	921	38,430	4.40	844
Mortgage-backed securities:
Federal agencies	117,055	2.90	1,695	98,705	2.77	1,365
Residential and commercial	27,641	6.12	845	31,726	6.48	1,028
Total mortgage-backed securities	144,696	3.51	2,540	130,431	3.67	2,393
Other debt and equity securities	48,944	3.68	895	54,634	3.71	1,008
Total available-for-sale securities	242,877	3.64	4,413	230,375	3.74	4,301
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	5,993	2.20	65	-	-	-
Securities of U.S. states and political subdivisions	4	5.97	-	-	-	-
Federal agency mortgage-backed securities	6,125	2.93	90	-	-	-
Other debt securities	5,807	1.88	54	-	-	-
Total held-to-maturity securities	17,929	2.34	209	-	-	-
Total investment securities	260,806	3.55	4,622	230,375	3.74	4,301
Mortgages held for sale (4)	17,696	4.13	365	43,367	3.45	749
Loans held for sale (4)	134	4.08	3	159	8.28	7
Loans:
Commercial:
Commercial and industrial	196,570	3.41	3,328	183,715	3.74	3,414
Real estate mortgage	107,735	3.54	1,892	105,738	3.88	2,035
Real estate construction	17,065	4.27	361	16,508	4.93	404
Lease financing	11,879	5.92	352	12,381	6.72	416
Foreign	48,364	2.30	552	41,069	2.20	448
Total commercial	381,613	3.42	6,485	359,411	3.76	6,717
Consumer:
Real estate 1-4 family first mortgage	259,727	4.19	5,434	252,305	4.26	5,374
Real estate 1-4 family junior lien mortgage	64,122	4.31	1,372	72,715	4.29	1,548
Credit card	26,352	12.14	1,587	24,060	12.58	1,502
Automobile	52,642	6.42	1,676	47,258	7.12	1,668
Other revolving credit and installment	42,980	5.03	1,073	41,779	4.72	977
Total consumer	445,823	5.02	11,142	438,117	5.08	11,069
Total loans (4)	827,436	4.28	17,627	797,528	4.48	17,786
Other	4,595	5.73	131	4,203	5.37	112
Total earning assets	$1,383,546	3.46%	$23,848	1,248,817	3.84%	$23,857
Funding sources
Deposits:
Interest-bearing checking	$38,506	0.07%	$13	36,316	0.06%	$11
Market rate and other savings	581,489	0.07	206	539,708	0.09	233
Savings certificates	39,639	0.87	171	53,887	1.23	328
Other time deposits	47,174	0.42	98	21,003	0.95	99
Deposits in foreign offices	92,650	0.14	66	69,968	0.15	51
Total interest-bearing deposits	799,458	0.14	554	720,882	0.20	722
Short-term borrowings	56,686	0.10	27	56,618	0.16	44
Long-term debt	156,528	1.59	1,239	126,299	2.11	1,329
Other liabilities	13,226	2.72	180	12,467	2.24	140
Total interest-bearing liabilities	1,025,898	0.39	2,000	916,266	0.49	2,235
Portion of noninterest-bearing funding sources	357,648	-	-	332,551	-	-
Total funding sources	$1,383,546	0.29	2,000	1,248,817	0.36	2,235
Net interest margin and net interest income on
a taxable-equivalent basis (5)		3.17%	$21,848		3.48%	$21,622
Noninterest-earning assets
Cash and due from banks	$16,159			16,372
Goodwill	25,668			25,637
Other	119,687			124,279
Total noninterest-earning assets	$161,514			166,288
Noninterest-bearing funding sources
Deposits	$290,004			277,141
Other liabilities	52,065			59,148
Total equity	177,093			162,550
Noninterest-bearing funding sources used to fund earning assets	(357,648)			(332,551)
Net noninterest-bearing funding sources	$161,514			166,288
Total assets	$1,545,060			1,415,105

Noninterest Income

Table 2: Noninterest Income

				Six months
	Quarter ended June 30,		%	ended June 30,		%
(in millions)	2014	2013	Change	2014	2013	Change
Service charges on deposit accounts	$1,283	1,248	3%	$2,498	2,462	1%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,280	2,127	7	4,521	4,177	8
Trust and investment management	838	829	1	1,682	1,628	3
Investment banking	491	538	(9)	818	891	(8)
Total trust and investment fees	3,609	3,494	3	7,021	6,696	5
Card fees	847	813	4	1,631	1,551	5
Other fees:
Charges and fees on loans	342	387	(12)	709	771	(8)
Merchant processing fees	183	174	5	355	328	8
Cash network fees	128	125	2	248	242	2
Commercial real estate brokerage commissions	99	73	36	171	118	45
Letters of credit fees	92	102	(10)	188	211	(11)
All other fees	244	228	7	464	453	2
Total other fees	1,088	1,089	-	2,135	2,123	1
Mortgage banking:
Servicing income, net	1,035	393	163	1,973	707	179
Net gains on mortgage loan origination/sales activities	688	2,409	(71)	1,260	4,889	(74)
Total mortgage banking	1,723	2,802	(39)	3,233	5,596	(42)
Insurance	453	485	(7)	885	948	(7)
Net gains from trading activities	382	331	15	814	901	(10)
Net gains (losses) on debt securities	71	(54)	NM	154	(9)	NM
Net gains from equity investments	449	203	121	1,296	316	310
Lease income	129	225	(43)	262	355	(26)
Life insurance investment income	138	142	(3)	270	287	(6)
All other	103	(150)	NM	86	162	(47)
Total	$10,275	10,628	(3)	$20,285	21,388	(5)

NM - Not meaningful

Noninterest income was $10.3 billion and $10.6 billion for second quarter 2014 and 2013, respectively, and $20.3 billion and $21.4 billion for the first half of 2014 and 2013, respectively. This income represented 49% of revenue for both the second quarter and first half of 2014, compared with 50% for the same periods a year ago. The  decrease  in noninterest income in the second quarter and first half of 2014 from the same periods a year ago reflected a decline in mortgage banking origination volume, partially offset by growth in many of our other businesses, including debit card, merchant card processing, small business lending, equipment finance, corporate trust, international, asset management, wealth management, retail brokerage, and retirement. Excluding mortgage banking, noninterest income increased $726 million and $1.3 billion in the second quarter and first half of 2014, respectively, from the same periods a year ago.

Service charges on deposit accounts increased $35 million in second quarter 2014, or 3%, from second quarter 2013, and $36 million in the first half of 2014, or 1%, from the first half of 2013, due to account growth, new product sales and continued customer adoption of overdraft services.

Brokerage advisory, commissions and other fees are received for providing services to full‑service and discount brokerage customers. Income from these brokerage-related activities include asset‑based fees, which are based on the market value of the customer’s assets, and transactional commissions based on the number of transactions executed at the customer’s direction. These fees increased to $2.3 billion  and $4.5 billion  in  the second quarter and first half of 2014, respectively, from $2.1 billion and $4.2 billion for the same periods in 2013. The increase in brokerage income was predominantly due to higher asset-based fees as a result of higher market values and growth in assets under management, partially offset by a decrease in brokerage transaction revenue. Brokerage client assets totaled $1.4 trillion at June 30, 2014, an increase from $1.3 trillion at June 30, 2013.

We earn trust and investment management fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. Trust and investment management fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $838 million and $1.7 billion in the second quarter and first half of 2014, respectively, from $829  million and $1.6  billion for the same periods in 2013, primarily due to growth in assets under management reflecting higher market values. At June 30, 2014, these assets totaled $2.5 trillion, an increase from $2.3 trillion at June 30, 2013.

We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees decreased to $491

Earnings Performance  (continued)

million and $818 million in the second quarter and first half of 2014, respectively, from $538 million and $891 million for the same periods a year ago, primarily due to lower syndication volume.

Card fees were $847 million in second quarter 2014  compared with $813 million in second quarter 2013 and $1.6 billion  in  both the first half of 2014 and 2013. Card fees increased in second quarter 2014, compared with the same period a year ago, primarily due to account growth and increased purchase activity.

Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.7 billion in second quarter 2014 compared with $2.8 billion in second quarter 2013, and totaled $3.2 billion for the first half of 2014 compared with $5.6 billion for the same period a year ago.

Net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for second quarter 2014  included a $475 million net MSR valuation gain ($835 million decrease in the fair value of the MSRs offset by a $1.3 billion hedge gain) and for second quarter 2013 included a $68 million net MSR valuation gain ($1.9 billion increase in the fair value of the MSRs offset by a $1.8 billion hedge loss). For the first half of 2014, net servicing income included an $882 million net MSR valuation gain ($1.3 billion decrease in the fair value of the MSRs offset by a $2.2 billion hedge gain) and for the same period of 2013, included a $197 million net MSR valuation gain ($2.6 billion increase in the fair value of MSRs offset by a $2.4 billion hedge loss). The increase in net MSR valuation gains in the second quarter and first half of 2014, compared with the same periods in 2013, was attributable to higher valuation adjustments, which reduced the value of MSRs in 2013 primarily associated with higher prepayments and increases in servicing and foreclosure costs. Our portfolio of loans serviced for others was $1.88 trillion at June 30, 2014, and $1.90 trillion at December 31, 2013. At June 30, 2014, the ratio of MSRs to related loans serviced for others was 0.80% compared with 0.88% at December 31, 2013. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach.

Net gains on mortgage loan origination/sale activities were $688 million and $1.3 billion  in the second quarter and first half of 2014, respectively, down from $2.4 billion and $4.9 billion for the same periods a year ago. The year-over-year decreases for both periods were driven by lower margins and origination volumes. Mortgage loan originations were $47 billion for second quarter 2014, of which 74% were for home purchases, compared with $112 billion and 44% for the same period a year ago. Mortgage applications were $72 billion and $132 billion in the second quarter and first half of 2014, respectively, compared with $146 billion and $286 billion for the same periods a year ago. The real estate 1-4 family first mortgage unclosed pipeline was $30 billion at June 30, 2014, and $63 billion at June 30, 2013. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For the first half of 2014, we released a net $20 million from the repurchase liability, including $26 million in second quarter 2014, compared with a provision of $374 million for the first half of 2013, including $65 million in second quarter 2013. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

We engage in trading activities primarily to accommodate the investment activities of our customers, execute economic hedging to manage certain of our balance sheet risks and for a very limited amount of proprietary trading for our own account. Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $382 million and $814 million in the second quarter and  first half of 2014, respectively, while the same periods a year ago were $331 million and $901 million, respectively. The second quarter year-over-year increase was primarily driven by higher deferred compensation gains (offset in employee benefits expense). The first half year-over-year decrease was largely driven by lower trading from customer accommodation activity within our capital markets business. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. Interest and fees related to proprietary trading are reported in their corresponding income statement line items. Proprietary trading activities are not significant to our client-focused business model. For additional information about proprietary and other trading, see the “Risk Management – Asset and Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $520 million for second quarter 2014 and $149 million for second quarter 2013 ($1.5 billion and $307 million for the first half of 2014 and 2013, respectively), net of other-than-temporary impairment (OTTI) write-downs of $82 million and $111 million for second quarter 2014 and 2013, respectively, and $217 million and $189 million for the first half of 2014 and 2013, respectively. Net gains from equity investments increased over the past year, reflecting our portfolio’s positive operating performance and the benefit of strong public and private equity markets.

All other income was $103 million for second quarter 2014, compared with a $150 million loss in second quarter 2013 and $86 million for the first half of 2014, compared with $162 million for the same period a year ago. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity accounting method, any of which can cause other income losses. Higher other income for second quarter 2014, compared with 2013, reflected a gain on sale of 40 insurance offices. Lower other income for the first half of 2014, compared with the same period a year ago, reflected lower income from equity method investments.

Noninterest Expense

Table 3: Noninterest Expense

				Six months
	Quarter ended June 30,		%	ended June 30,		%
(in millions)	2014	2013	Change	2014	2013	Change
Salaries	$3,795	3,768	1%	$7,523	7,431	1%
Commission and incentive compensation	2,445	2,626	(7)	4,861	5,203	(7)
Employee benefits	1,170	1,118	5	2,542	2,701	(6)
Equipment	445	418	6	935	946	(1)
Net occupancy	722	716	1	1,464	1,435	2
Core deposit and other intangibles	349	377	(7)	690	754	(8)
FDIC and other deposit assessments	225	259	(13)	468	551	(15)
Outside professional services	646	607	6	1,205	1,142	6
Outside data processing	259	235	10	500	468	7
Contract services	249	226	10	483	433	12
Travel and entertainment	243	229	6	462	442	5
Operating losses	364	288	26	523	445	18
Postage, stationery and supplies	170	184	(8)	361	383	(6)
Advertising and promotion	187	183	2	305	288	6
Foreclosed assets	130	146	(11)	262	341	(23)
Telecommunications	111	125	(11)	225	248	(9)
Insurance	140	143	(2)	265	280	(5)
Operating leases	54	49	10	104	97	7
All other	490	558	(12)	964	1,067	(10)
Total	$12,194	12,255	-	$24,142	24,655	(2)

Noninterest expense was $12.2 billion in second quarter 2014,  down  slightly from $12.3 billion a year ago, driven predominantly by lower personnel expenses ($7.4 billion, down from $7.5 billion a year ago) and lower Federal Deposit Insurance Corporation (FDIC) and other deposit assessments ($225 million, down from $259 million a year ago), partially offset by higher operating losses ($364 million, up from $288 million a year ago). For the first half of 2014, noninterest expense was down 2% from the same period a year ago, predominantly due to lower personnel expenses ($14.9 billion, down from $15.3 billion a year ago), lower FDIC and other deposit assessments ($468 million, down from $551 million a year ago), and lower foreclosed assets expense ($262 million, down from $341 million a year ago), partially offset by higher operating losses ($523 million, up from $445 million a year ago).

Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were down $102 million, or 1%, in second quarter 2014 compared with the same quarter last year, predominantly due to lower volume-related compensation and reduced staffing in our mortgage business. These decreases were partially offset by higher deferred compensation (offset in trading income), annual salary increases and increased staffing in some of our non-mortgage businesses. Personnel expenses were down $409 million, or 3%, for the first half of 2014 compared with the same period in 2013, mostly due to lower volume-related compensation in our mortgage business and lower employee benefit costs, partially offset by annual salary increases.

FDIC and other deposit assessments were down 13% and 15% in the second quarter and first half of 2014, respectively, compared with the same periods a year ago, predominantly due to lower FDIC assessment rates related to improved credit performance and the Company’s liquidity position.

Operating losses were up 26% and 18% in the second quarter and first half of 2014, respectively, compared with the same periods a year ago. The increase for both periods was primarily due to litigation accruals.

Foreclosed assets expense was down 11% in second quarter 2014  compared with the same quarter last year and down 23% in the first half of 2014 compared with the same period in 2013, reflecting lower expenses associated with foreclosed properties and lower write-downs, partially offset by lower gains on sale of foreclosed properties.

The Company continued to operate within its targeted efficiency ratio of 55 to 59%, with a ratio of 57.9% in second quarter 2014, compared with 57.3% in second quarter 2013. We expect to operate within our targeted efficiency ratio range of 55 to 59% in third quarter 2014.

Earnings Performance  (continued)

Income Tax Expense

Our effective tax rate was 33.4% and 34.2% for second quarter 2014 and 2013, respectively. Our effective tax rate was 30.7% in the first half of 2014, down from 33.1% in the first half of 2013. The lower effective tax rate in the first half of 2014 reflects a net $423 million discrete tax benefit recognized in first quarter 2014 primarily from a reduction in the reserve for uncertain tax positions due to the resolution of prior period matters with state taxing authorities.

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

Table 4: Operating Segment Results – Highlights

					Wealth, Brokerage				Consolidated
(income/expense in millions,	Community Banking		Wholesale Banking		and Retirement		Other (1)		Company
average balances in billions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Quarter ended June 30,
Revenue	$12,606	12,942	5,946	6,135	3,550	3,261	(1,036)	(960)	21,066	21,378
Provision (reversal of provision)
for credit losses	279	763	(49)	(118)	(25)	19	12	(12)	217	652
Noninterest expense	7,020	7,213	3,203	3,183	2,695	2,542	(724)	(683)	12,194	12,255
Net income	3,431	3,245	1,952	2,004	544	434	(201)	(164)	5,726	5,519
Average loans	505.4	498.2	308.1	285.1	51.0	45.4	(33.5)	(30.3)	831.0	798.4
Average core deposits	639.8	623.0	265.8	230.5	153.0	146.4	(66.9)	(63.8)	991.7	936.1

Six months ended June 30,
Revenue	$25,199	25,841	11,526	12,221	7,018	6,458	(2,052)	(1,883)	41,691	42,637
Provision (reversal of provision)
for credit losses	698	2,025	(142)	(176)	(33)	33	19	(11)	542	1,871
Noninterest expense	13,794	14,590	6,418	6,274	5,406	5,181	(1,476)	(1,390)	24,142	24,655
Net income	7,275	6,169	3,694	4,049	1,019	771	(369)	(299)	11,619	10,690
Average loans	505.2	498.5	305.0	284.1	50.5	44.6	(33.3)	(29.7)	827.4	797.5
Average core deposits	633.2	621.1	262.4	227.3	154.5	147.9	(67.3)	(65.3)	982.8	931.0

(1)

Includes corporate items not specific to a business segment and the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses. These products include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Lending business units. Cross-sell of our products is an important part of our strategy to achieve our vision to satisfy all our customers’ financial needs. Our retail bank household cross-sell was 6.17 products per household in May 2014, up from 6.14 in May 2013. We believe there is more opportunity for cross-sell as we continue to earn more business from our customers. Our goal is eight products per household, which is approximately one-half of our estimate of potential demand for an average U.S. household. In May 2014, one of every four of our retail banking households had eight or more of our products.

Community Banking had net income of $3.4 billion, up $186 million, or 6%, from second quarter 2013, and $7.3 billion for the first half of 2014, up $1.1 billion, or 18%, compared with the same period a year ago. Revenue of $12.6 billion, decreased $336 million, or 3%, from second quarter 2013, and was $25.2 billion for the first half of 2014, a decrease of $642 million, or 2%, compared with the same period last year. The decrease in revenue was due to lower mortgage banking revenue, partially offset by higher net interest income, and growth in multiple fee income categories including equity gains, card fees, trust and investment fees, and merchant card processing fees. Average core deposits increased $16.8 billion, or 3%, from second quarter 2013 and $12.1 billion, or 2%, from the first half of 2013. Primary consumer checking customers as of May 2014 (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) were up a net 4.6% from May 2013. Noninterest expense declined 3% from second quarter 2013 and 5% for the first half of 2013, largely driven by lower mortgage volume-related expenses and lower foreclosed assets expense, partially offset by higher operating losses. The provision for credit losses was $484 million lower than second quarter 2013, and $1.3 billion lower than the first half of 2013, due to lower consumer real estate losses.

Wholesale Banking provides financial solutions to businesses across the United States and globally with annual sales generally in excess of $20 million. Products and business segments include Middle Market Commercial Banking, Government and Institutional Banking, Corporate Banking, Commercial Real Estate, Treasury Management,

Wells Fargo Capital Finance, Insurance, International, Real Estate Capital Markets, Commercial Mortgage Servicing, Corporate Trust, Equipment Finance, Wells Fargo Securities, Principal Investments, Asset Backed Finance, and Asset Management. Wholesale Banking cross-sell was 7.2 products per relationship in second quarter 2014, up from 6.9 a year ago.

Wholesale Banking had net income of $2.0 billion in second quarter 2014, down $52 million, or 3%, from second quarter 2013. In the first half of 2014, net income of $3.7 billion decreased $355 million, or 9%, from the same period a year ago. The lower results for both second quarter and the first half of 2014 were driven by decreased revenues and increased expenses. Revenue declined $189 million, or 3%, from second quarter of 2013 and $695 million, or 6%, from the first half of 2013 on both lower net interest income and noninterest income. Net interest income declined as the income benefit of strong loan and deposit growth was more than offset by lower PCI resolution income. Noninterest income declined on lower market sensitive revenue driven by lower customer accommodation trading partially offset by the gain on the sale of 40 insurance offices and increased asset management fees. Average loans of $308.1 billion in second quarter 2014 increased $23.0 billion, or 8%, from second quarter 2013, driven by broad based growth across most customer segments. Average core deposits of $265.8 billion increased $35.3 billion, or 15%, from second quarter 2013 reflecting continued customer liquidity. Noninterest expense increased 1% from second quarter 2013 and 2% from the first half of 2013, primarily due to higher non-personnel expenses related to growth initiatives and increased compliance and regulatory requirements. The provision for credit losses remained in a net recovery position for the second quarter and first half of 2014 compared with the same periods for 2013, but the amount of reversal decreased $69 million from second quarter 2013 and $34 million from the first half of 2013 driven by lower net credit recoveries and lower allowance release.

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client's financial needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and fiduciary services. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra-high net worth families and individuals as well as endowments and foundations. Brokerage serves customers' advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry. Wealth, Brokerage and Retirement cross-sell was 10.44 products per household in May 2014, up from 10.35 in May 2013.

Wealth, Brokerage and Retirement reported net income of $544 million in second quarter 2014, up 25% from second quarter 2013. Net income for the first half of 2014 was $1.0 billion, up 32% compared with the same period a year ago. Net income growth was driven by strong revenue and lower credit losses. Revenue increased 9% from both second quarter 2013 and from the first half of 2013, predominantly due to strong growth in asset-based fees and higher net interest income, partially offset by a decrease in brokerage transaction revenue. Average core deposits of $153.0 billion in second quarter 2014 increased 5% from second quarter 2013. Noninterest expense for second quarter 2014 was up 6% from second quarter 2013 and up 4% from the first half of 2013 largely due to increased broker commissions and other expenses. Total provision for credit losses decreased $44 million and $66 million from the second quarter and first half of 2013, respectively, driven primarily by lower net charge-offs.

Balance Sheet Analysis

At June 30, 2014, our assets totaled $1.6 trillion, up $75.4 billion from December 31, 2013. The predominant areas of asset growth were in federal funds sold and other short-term investments, which increased $24.9 billion, investment securities, which increased $14.7 billion, trading assets, which increased $8.9 billion, and loans, which increased $6.7 billion ($16.4 billion excluding the transfer of $9.7 billion of government guaranteed student loans to loans held for sale at June 30, 2014). Deposit growth of $39.4 billion, an increase in long-term debt of $14.9 billion, total equity growth of $10.5 billion and an increase in short-term borrowings of $8.0 billion from December 31, 2013, were the predominant sources that funded our asset growth for the first half of 2014. Equity growth benefited from $7.6 billion in earnings net of dividends paid. The strength of our business model produced solid earnings and continued internal capital generation as reflected in our capital ratios, all of which improved from December 31, 2013. Tier 1 capital as a percentage of total risk-weighted assets increased to 12.72%, total capital increased to 15.89%, Tier 1 leverage increased to 9.86%, and Common Equity Tier 1 (General Approach) increased to 11.31% at June 30, 2014, compared with 12.33%, 15.43%, 9.60%, and 10.82%, respectively, at December 31, 2013.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Investment Securities

Table 5: Investment Securities – Summary

	June 30, 2014			December 31, 2013
		Net			Net
		unrealized	Fair		unrealized	Fair
(in millions)	Cost	gain	value	Cost	gain (loss)	value
Available-for-sale securities:
Debt securities	$238,809	7,037	245,846	246,048	2,574	248,622
Marketable equity securities	1,935	1,180	3,115	2,039	1,346	3,385
Total available-for-sale securities	240,744	8,217	248,961	248,087	3,920	252,007
Held-to-maturity debt securities	30,108	278	30,386	12,346	(99)	12,247
Total investment securities (1)	$270,852	8,495	279,347	260,433	3,821	264,254

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.

Table 5 presents a summary of our investment securities portfolio, which increased $14.7 billion from December 31, 2013, primarily due to purchases of U.S. Treasury securities for our held-to-maturity portfolio. The total net unrealized gains on available-for-sale securities were $8.2 billion at June 30, 2014, up from net unrealized gains of $3.9 billion at December 31, 2013, due primarily to a decrease in long-term interest rates and modest tightening of credit spreads.

The size and composition of the investment securities portfolio is largely dependent upon the Company’s liquidity and interest rate risk management objectives. Our business generates assets and liabilities, such as loans, deposits and long-term debt, which have different maturities, yields, re-pricing, prepayment characteristics and other provisions that expose us to interest rate and liquidity risk. The available-for-sale securities portfolio consists primarily of liquid, high quality U.S. Treasury and federal agency debt, agency MBS, privately issued residential and commercial MBS, securities issued by U.S. states and political subdivisions, corporate debt securities, and highly rated collateralized loan obligations. Due to its highly liquid nature, the available-for-sale portfolio can be used to meet funding needs that arise in the normal course of business or due to market stress. Changes in our interest rate risk profile may occur due to changes in overall economic or market conditions, which could influence loan origination demand, prepayment speeds, or deposit balances and mix. In response, the available-for-sale securities portfolio can be rebalanced to meet the Company’s interest rate risk management objectives. In addition to meeting liquidity and interest rate risk management objectives, the available-for-sale securities portfolio may provide yield enhancement over other short-term assets. See the “Risk Management – Asset/Liability Management” section in this Report for more information on liquidity and interest rate risk. The held-to-maturity securities portfolio consists primarily of high quality U.S. Treasury debt, agency MBS, ABS primarily collateralized by auto loans and leases, and collateralized loan obligations, where our intent is to hold these securities to maturity and collect the contractual cash flows. The held-to-maturity portfolio may also provide yield enhancement over  short-term assets.

We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $217 million in OTTI write-downs recognized in earnings in the first half of 2014, $20 million related to debt securities and $2 million related to marketable equity securities, which are each included in available-for-sale securities. Another $195 million in OTTI write-downs was related to nonmarketable equity investments, which are included in other assets. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K and Note 4 (Investment Securities) to Financial Statements in this Report.

At June 30, 2014, investment securities included $44.8 billion of municipal bonds, of which 89% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. Our municipal bond holdings are monitored as part of our ongoing impairment analysis.

The weighted-average expected maturity of debt securities available-for-sale was 6.9 years at June 30, 2014. Because 60% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.

Table 6: Mortgage-Backed Securities

			Expected
		Net	remaining
	Fair	unrealized	maturity
(in billions)	value	gain (loss)	(in years)
At June 30, 2014
Actual	$146.3	3.7	5.6
Assuming a 200 basis point:
Increase in interest rates	132.3	(10.3)	7.1
Decrease in interest rates	152.7	10.1	2.9

The weighted-average expected maturity of held-to-maturity debt securities was 6.0 years at June 30, 2014. See Note 4 (Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.

Balance Sheet Analysis (continued)

Loan Portfolio

Total loans were $828.9 billion at June 30, 2014, up $6.7 billion from December 31, 2013. This growth was reduced by the transfer of $9.7 billion of government guaranteed student loans to loans held for sale at the end of the second quarter, which were previously included in the non-strategic/liquidating loan portfolio. Excluding this transfer, total loans would have increased $16.4 billion from December 31, 2013. Table 7 provides a summary of total outstanding loans by non-strategic/liquidating and core loan portfolios. The decrease in the non-strategic/liquidating portfolios including the government guaranteed student loan transfer was $15.5 billion, while loans in the core portfolio grew $22.2 billion from December 31, 2013. Our core loan growth during the first half of 2014 included:

•         a $14.7 billion increase in the commercial segment predominantly due to growth in commercial and industrial and commercial real estate loans; and

•         a $7.5 billion increase in consumer loans, predominantly from growth in the nonconforming mortgage, automobile, credit card and other revolving credit and installment loan portfolios offset by a decrease in the real estate 1-4 family junior lien mortgage portfolio.

Additional information on the non-strategic and liquidating loan portfolios is included in Table 12 in the “Risk Management – Credit Risk Management” section in this Report.

Table 7: Loan Portfolios

	June 30, 2014			December 31, 2013
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$389,905	1,499	391,404	375,230	2,013	377,243
Consumer	373,693	63,845	437,538	366,190	78,853	445,043
Total loans	$763,598	65,344	828,942	741,420	80,866	822,286

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

Table 8: Maturities for Selected Commercial Loan Categories

	June 30, 2014				December 31, 2013
		After				After
	Within	one year	After		Within	one year	After
	one	through	five		one	through	five
(in millions)	year	five years	years	Total	year	five years	years	Total
Selected loan maturities:
Commercial and industrial	$43,651	142,298	20,106	206,055	41,402	131,745	20,664	193,811
Real estate mortgage	17,864	59,768	30,786	108,418	17,746	60,004	29,350	107,100
Real estate construction	5,947	9,807	1,302	17,056	6,095	9,207	1,445	16,747
Foreign	32,586	13,100	2,281	47,967	33,567	11,602	2,382	47,551
Total selected loans	$100,048	224,973	54,475	379,496	98,810	212,558	53,841	365,209
Distribution of loans to
changes in interest rates:
Loans at fixed
interest rates	$13,230	25,131	18,039	56,400	14,896	23,891	14,684	53,471
Loans at floating/variable
interest rates	86,818	199,842	36,436	323,096	83,914	188,667	39,157	311,738
Total selected loans	$100,048	224,973	54,475	379,496	98,810	212,558	53,841	365,209

Deposits

Deposits totaled $1.1 trillion at both June 30, 2014, and December 31, 2013. Table 9 provides additional information regarding deposits. Deposit growth of $39.4 billion from December 31, 2013, reflected continued customer-driven growth as well as liquidity-related issuances of term deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $1.0 trillion at June 30, 2014, up $27.4 billion from $980.1 billion at December 31, 2013.

Table 9: Deposits

		% of		% of
	June 30,	total	Dec. 31,	total	%
($ in millions)	2014	deposits	2013	deposits	Change
Noninterest-bearing	$308,097	28%	$288,116	27%	7
Interest-bearing checking	42,556	4	37,346	3	14
Market rate and other savings	563,788	50	556,763	52	1
Savings certificates	38,228	3	41,567	4	(8)
Foreign deposits (1)	54,816	5	56,271	5	(3)
Core deposits	1,007,485	90	980,063	91	3
Other time and savings deposits	69,815	6	64,477	6	8
Other foreign deposits	41,277	4	34,637	3	19
Total deposits	$1,118,577	100%	$1,079,177	100%	4

(1)		Reflects Eurodollar sweep balances included in core deposits.

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2013 Form 10-K for a description of our critical accounting policy related to fair value of financial instruments and a discussion of our fair value measurement techniques.

Table 10 presents the summary of the fair value of financial instruments recorded at fair value on a recurring basis, and the amounts measured using significant Level 3 inputs (excluding derivative netting adjustments), which are significant assumptions not observable in the market. The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information (collectively Level 1 and 2 measurements).

Table 10: Fair Value Level 3 Summary

	June 30, 2014		December 31, 2013
	Total		Total
($ in billions)	balance	Level 3 (1)	balance	Level 3 (1)
Assets carried
at fair value	$363.9	34.9	353.1	37.2
As a percentage
of total assets	23%	2	23	2

Liabilities carried
at fair value	$24.2	2.9	22.7	3.7
As a percentage of
total liabilities	2%	*	2	*

*	Less than 1%.
(1)	Excludes derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements.

Equity

Total equity was $181.5 billion at June 30, 2014, compared with $171.0 billion at December 31, 2013. The increase was predominantly driven by a $7.6 billion increase in retained earnings from earnings net of dividends paid and a $2.7 billion increase in cumulative other comprehensive income (OCI). The increase in OCI was primarily due to a  $4.3 billion ($2.6 billion  after tax) increase in net unrealized gains on our investment securities portfolio  resulting from a decrease in long-term interest rates and modest tightening of credit spreads. See  Note 4 (Investment Securities) to Financial Statements in this Report for additional information.

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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

	June 30,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$206,055	193,811
Real estate mortgage	108,418	107,100
Real estate construction	17,056	16,747
Lease financing	11,908	12,034
Foreign (1)	47,967	47,551
Total commercial	391,404	377,243
Consumer:
Real estate 1-4 family first mortgage	260,104	258,497
Real estate 1-4 family junior lien mortgage	62,455	65,914
Credit card	27,215	26,870
Automobile	54,095	50,808
Other revolving credit and installment	33,669	42,954
Total consumer	437,538	445,043
Total loans	$828,942	822,286

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States.

Risk Management – Credit Risk  Management (continued)

Credit Quality Overview  Credit quality continued to improve during second quarter 2014 due in part to improving economic conditions, in particular the housing market, as well as our proactive credit risk management activities. The improvement occurred for both commercial and consumer portfolios as evidenced by their credit metrics:

•      Nonaccrual loans decreased to $2.8 billion and $11.2 billion in our commercial and consumer portfolios, respectively, at June 30, 2014, from $3.5 billion and $12.2 billion at December 31, 2013. Nonaccrual loans represented 1.69% of total loans at June 30, 2014, compared with 1.91% at December 31, 2013.

•      Net charge-offs (annualized) as a percentage of average total loans improved to 0.35% and 0.38% in second quarter and first half of 2014, respectively, compared with 0.58% and 0.65% respectively, for the same periods a year ago. The net charge-offs (annualized) in our commercial and consumer portfolios were 0.03% and 0.62% in second quarter and 0.02% and 0.68% in the first half of 2014,  respectively, compared with 0.05% and 1.01% in  second quarter, and 0.08% and 1.12%, respectively, in the first half of 2013.

•      Loans that are not government insured/guaranteed and 90 days or more past due and still accruing decreased to $122 million and $775 million in our commercial and consumer portfolios, respectively, at June 30, 2014, from $143 million and $902 million at December 31, 2013.

In addition to credit metric improvements, we continued to see improvement in various economic indicators such as home prices that influenced our evaluation of the allowance and provision for credit losses. Accordingly:

•      Our provision for credit losses decreased to $217 million in second quarter 2014 and $542 million during the first half of 2014, compared with $652 million and $1.9 billion, respectively, for the same periods a year ago.

•      The allowance for credit losses decreased to $13.8 billion at June 30, 2014 from $15.0 billion at December 31, 2013.

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

Table 12 identifies our non-strategic and liquidating loan portfolios, which have continued to decline since the 2008 merger with Wachovia. They consist primarily of the Pick-a-Pay mortgage portfolio and PCI loans acquired from Wachovia, certain portfolios from legacy Wells Fargo Home Equity and Wells Fargo Financial, and our Education Finance government guaranteed loan portfolio. We transferred the government guaranteed student loan portfolio to loans held for sale at the end of second quarter 2014.

The home equity portfolio of loans generated through third party channels is designated as liquidating. Additional information regarding this portfolio, as well as the liquidating PCI and Pick-a-Pay loan portfolios, is provided in the discussion of loan portfolios that follows.

Table 12: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance
	June 30,	December 31,
(in millions)	2014	2013	2008
Commercial:
Legacy Wachovia commercial and industrial, CRE and foreign PCI loans (1)	$1,499	2,013	18,704
Total commercial	1,499	2,013	18,704
Consumer:
Pick-a-Pay mortgage (1)	47,965	50,971	95,315
Liquidating home equity	3,290	3,695	10,309
Legacy Wells Fargo Financial indirect auto	85	207	18,221
Legacy Wells Fargo Financial debt consolidation	12,169	12,893	25,299
Education Finance - government guaranteed (2)	-	10,712	20,465
Legacy Wachovia other PCI loans (1)	336	375	2,478
Total consumer	63,845	78,853	172,087
Total non-strategic and liquidating loan portfolios	$65,344	80,866	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.
(2)	The change from prior quarter was predominantly due to the transfer of government guaranteed student loans to held for sale.

PURCHASED CREDIT-IMPAIRED (PCI) Loans  Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans totaled  $25.0 billion at June 30, 2014, down from $26.7 billion and $58.8 billion at December 31, 2013 and 2008, respectively. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section in our 2013 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

During the first half of 2014, we recognized as income $32 million released from the nonaccretable difference related to commercial PCI loans due to payoffs and other resolutions. We also transferred $2.1 billion from the nonaccretable difference to the accretable yield for PCI loans with improving credit-related cash flows and recovered $37 million primarily related to reversals of write-downs in excess of the respective loan resolution realized losses. Our cash flows expected to be collected have been favorably affected since the Wachovia acquisition by lower than expected defaults and losses as a result of observed economic strengthening, particularly in housing prices, and by our loan modification efforts. See the “Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in this Report for additional information. Table 13 provides an analysis of changes in the nonaccretable difference.

Table 13: Changes in Nonaccretable Difference for PCI Loans

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total
Balance, December 31, 2008	$10,410	26,485	4,069	40,964
Addition of nonaccretable difference due to acquisitions	213	-	-	213
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(1,512)	-	-	(1,512)
Loans resolved by sales to third parties (2)	(308)	-	(85)	(393)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,605)	(3,897)	(823)	(6,325)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(6,933)	(17,884)	(2,961)	(27,778)
Balance, December 31, 2013	265	4,704	200	5,169
Addition of nonaccretable difference due to acquisitions	13	-	-	13
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(18)	-	-	(18)
Loans resolved by sales to third parties (2)	(14)	-	-	(14)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(103)	(1,954)	(19)	(2,076)
Use of nonaccretable difference due to:
Net recoveries (losses) from loan resolutions and write-downs (4)	(3)	21	19	37
Balance, June 30, 2014	$140	2,771	200	3,111

Balance, March 31, 2014	$145	4,704	212	5,061
Addition of nonaccretable difference due to acquisitions	13	-	-	13
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(13)	-	-	(13)
Loans resolved by sales to third parties (2)	-	-	-	-
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(2)	(1,954)	(10)	(1,966)
Use of nonaccretable difference due to:
Net recoveries (losses) from loan resolutions and write-downs (4)	(3)	21	(2)	16
Balance, June 30, 2014	$140	2,771	200	3,111

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

(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
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

Risk Management – Credit Risk  Management (continued)

Since December 31, 2008, we have released $10.3 billion in nonaccretable difference, including $8.4 billion transferred from the nonaccretable difference to the accretable yield and $1.9 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $8.6 billion reduction from December 31, 2008, through June 30, 2014, in our initial projected losses of $41.0 billion on all PCI loans.

At June 30, 2014, the allowance for credit losses on certain PCI loans was $8 million. The allowance is to absorb credit-related decreases in cash flows expected to be collected and primarily relates to individual PCI commercial loans. Table 14 analyzes the actual and projected loss results on PCI loans since acquisition through June 30, 2014.

For additional information on PCI loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 14: Actual and Projected Loss Results on PCI Loans Since Acquisition of Wachovia

				Other
(in millions)		Commercial	Pick-a-Pay	consumer	Total
Release of nonaccretable difference due to:
	Loans resolved by settlement with borrower (1)	$1,530	-	-	1,530
	Loans resolved by sales to third parties (2)	322	-	85	407
	Reclassification to accretable yield for loans with improving credit-related cash flows (3)	1,708	5,851	842	8,401
	Total releases of nonaccretable difference due to better than expected losses	3,560	5,851	927	10,338
Provision for losses due to credit deterioration (4)		(1,622)	-	(108)	(1,730)
	Actual and projected losses on PCI loans less than originally expected	$1,938	5,851	819	8,608

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

(2)	Release of the nonaccretable difference as a result of sales to third parties increases noninterest income in the period of the sale.
(3)	Reclassification of nonaccretable difference to accretable yield will result in increased interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.
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

The commercial and industrial loans and lease financing portfolio, which totaled $218.0 billion, or 26% of total loans, at June 30, 2014, generally experienced credit improvement in second quarter 2014.  The annualized net charge-off rate for this portfolio was 0.10% in second quarter 2014, up slightly from 0.09% in first quarter 2014, and down from 0.19% in second quarter 2013.  At June 30, 2014, 0.33% of this portfolio was nonaccruing compared with 0.37% at December 31, 2013.  In addition, $15.3 billion of this portfolio was rated as criticized in accordance with regulatory guidance at June 30, 2014, compared with $15.5 billion at December 31, 2013.

A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 15: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2014
				% of
	Nonaccrual	Total		total
(in millions)	loans	portfolio	(1)	loans
Investors	$12	21,289		3%
Oil and gas	42	15,411		2
Food and beverage	9	13,460		2
Cyclical retailers	26	13,001		1
Financial institutions	35	11,783		1
Healthcare	37	11,640		1
Real estate lessor	21	11,541		1
Industrial equipment	7	11,453		1
Public administration	16	7,283		1
Technology	53	7,180		1
Business services	28	6,383		1
Transportation	4	6,286		1
Other	431	81,253	(2)	10
Total	$721	217,963		26%

(1)  Includes $192 million PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)  No other single category had loans in excess of $5.0 billion.

At the time of any modification of terms or extensions of maturity, we evaluate whether the loan should be classified as a TDR, and account for it accordingly. For more information on TDRs, see “Troubled Debt Restructurings” later in this section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management – Credit Risk  Management (continued)

Commercial Real Estate (CRE)  The CRE portfolio totaled $125.5 billion, or 15% of total loans, at June 30, 2014, and consisted of $108.4 billion of mortgage loans and $17.1 billion of construction loans. Table 16 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California (29% of the total CRE portf0lio) and in Texas and Florida (8% in each state). By property type, the largest concentrations are office buildings at 28% and apartments at 13% of the portfolio. CRE nonaccrual loans totaled 1.6% of the CRE outstanding balance at June 30, 2014, compared with 2.2% at December 31, 2013.  At June 30, 2014, we had $9.6 billion of criticized CRE mortgage loans, down from $11.8 billion at December 31, 2013, and $1.4 billion of criticized CRE construction loans, down from $2.0 billion at December 31, 2013.

At June 30, 2014, the recorded investment in PCI CRE loans totaled $1.3 billion, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.

Table 16: CRE Loans by State and Property Type

	June 30, 2014
	Real estate mortgage			Real estate construction			Total			% of
	Nonaccrual	Total		Nonaccrual	Total		Nonaccrual	Total		total
(in millions)	loans	portfolio	(1)	loans	portfolio	(1)	loans	portfolio	(1)	loans
By state:
California	$437	32,655		23	3,653		460	36,308		4%
Texas	107	8,713		1	1,656		108	10,369		1
Florida	248	8,397		22	1,510		270	9,907		1
New York	45	5,813		5	1,178		50	6,991		1
North Carolina	118	4,060		11	890		129	4,950		1
Arizona	90	3,782		5	423		95	4,205		1
Washington	28	3,378		1	483		29	3,861		1
Virginia	50	2,775		5	1,078		55	3,853		*
Georgia	121	3,116		34	441		155	3,557		*
Colorado	33	2,865		6	550		39	3,415		*
Other	525	32,864		126	5,194		651	38,058	(2)	5
Total	$1,802	108,418		239	17,056		2,041	125,474		15%
By property:
Office buildings	$458	32,845		-	2,041		458	34,886		4%
Apartments	91	11,545		2	5,183		93	16,728		2
Industrial/warehouse	293	12,122		-	842		293	12,964		2
Retail (excluding shopping center)	239	11,744		2	858		241	12,602		2
Real estate - other	231	10,671		4	370		235	11,041		1
Hotel/motel	83	8,433		-	915		83	9,348		1
Shopping center	109	7,856		-	924		109	8,780		1
Institutional	77	3,315		-	365		77	3,680		1
Land (excluding 1-4 family)	6	93		66	2,807		72	2,900		*
Agriculture	36	2,283		-	25		36	2,308		*
Other	179	7,511		165	2,726		344	10,237		1
Total	$1,802	108,418		239	17,056		2,041	125,474		15%

*	Less than 1%.
(1)

Includes a total of $1.3 billion PCI loans, consisting of $1.0 billion of real estate mortgage and $305 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.3 billion.

FOREIGN Loans and country risk exposure   We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At June 30, 2014, foreign loans totaled $48.0 billion, representing approximately 6% of our total consolidated loans outstanding, compared with $47.6 billion, or approximately 6% of total consolidated loans outstanding, at December 31, 2013. Foreign loans were approximately 3% of our consolidated total assets at June 30, 2014 and at December 31, 2013.

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

We evaluate our individual country risk exposure on an ultimate country of risk basis, which is normally based on the country of residence of the guarantor or collateral location, and is different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at June 30, 2014, was the United Kingdom, which totaled $22.3 billion, or approximately 1% of our total assets, and included $3.5 billion of sovereign claims. Our United Kingdom sovereign claims arise primarily from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

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

Table 17 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, on an ultimate risk basis.

Risk Management – Credit Risk  Management (continued)

Table 17: Select Country Exposures

	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
		Non-		Non-		Non-		Non-
(in millions)	Sovereign	sovereign	Sovereign	sovereign	Sovereign	sovereign	Sovereign	sovereign (4)	Total
June 30, 2014
Top 20 country exposures:
United Kingdom	$3,507	11,749	-	6,210	-	862	3,507	18,821	22,328
Canada	-	7,354	-	4,716	-	626	-	12,696	12,696
China	-	5,207	-	77	14	1	14	5,285	5,299
Brazil	-	2,515	-	18	-	-	-	2,533	2,533
Germany	91	1,395	-	632	-	79	91	2,106	2,197
Netherlands	-	1,682	-	335	-	41	-	2,058	2,058
India	-	1,920	-	128	-	-	-	2,048	2,048
Bermuda	-	1,947	-	80	-	17	-	2,044	2,044
Switzerland	-	1,266	-	365	-	379	-	2,010	2,010
France	-	378	-	1,209	-	85	-	1,672	1,672
Turkey	-	1,625	-	-	-	1	-	1,626	1,626
Australia	-	948	-	597	-	18	-	1,563	1,563
Chile	-	1,392	-	13	-	45	-	1,450	1,450
Cayman Islands	-	1,249	-	-	-	63	-	1,312	1,312
South Korea	-	1,111	3	36	13	-	16	1,147	1,163
Ireland	52	899	-	162	-	22	52	1,083	1,135
Luxembourg	-	975	-	127	-	6	-	1,108	1,108
Mexico	-	1,017	-	30	2	1	2	1,048	1,050
Spain	-	740	-	63	-	2	-	805	805
Taiwan	-	795	-	1	-	5	-	801	801
Total top 20 country exposures	$3,650	46,164	3	14,799	29	2,253	3,682	63,216	66,898

Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$143	6,069	-	2,528	-	235	143	8,832	8,975
Austria	73	396	-	-	-	2	73	398	471
Belgium	-	137	-	26	-	7	-	170	170
Italy	-	65	-	97	-	-	-	162	162
Other Eurozone exposure (6)	23	34	-	27	21	1	44	62	106
Total Eurozone exposure	$239	6,701	-	2,678	21	245	260	9,624	9,884

(1)

Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $203 million in PCI loans, predominantly to customers in Germany and the United Kingdom, and $1.3 billion in defeased leases secured largely by U.S. Treasury and government agency securities, or government guaranteed.

(2)								Represents issuer exposure on cross-border debt and equity securities.
(3)

Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At June 30, 2014, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $4.1 billion, which was offset by the notional amount of CDS purchased of $4.2 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)								For countries presented in the table, total non-sovereign exposure comprises $28.9 billion exposure to financial institutions and $35.1 billion to non-financial corporations at June 30, 2014.
(5)								Consists of exposure to Germany, Netherlands, France, Ireland, Luxembourg and Spain included in Top 20.
(6)

Includes non-sovereign exposure to Portugal and Greece in the amount of $51 million and $2 million respectively, and less than $1 million to Cyprus. We had no sovereign debt exposure to these countries at June 30, 2014.

Real Estate 1-4 Family FIRST AND JUNIOR LIEN Mortgage Loans  Our real estate 1-4 family first and junior lien mortgage loans primarily include loans we have made to customers and retained as part of our asset/liability management strategy. These loans, as presented in Table 18, include the Pick-a-Pay portfolio acquired from Wachovia which is discussed later in this Report. These loans also include other purchased loans and loans included on our balance sheet as a result of consolidation of variable interest entities (VIEs).

Table 18: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	June 30, 2014		December 31, 2013
		% of		% of
(in millions)	Balance	portfolio	Balance	portfolio
Real estate 1-4 family first mortgage
Core portfolio	$199,841	62%	$194,488	60%
Non-strategic and liquidating loan portfolios:
Pick-a-Pay mortgage	47,965	15	50,971	16
Other PCI and liquidating first mortgage	12,298	4	13,038	4
Total non-strategic and liquidating loan portfolios	60,263	19	64,009	20
Total real estate 1-4 family first mortgage loans	260,104	81	258,497	80
Real estate 1-4 family junior lien mortgage
Core portfolio	58,969	18	62,001	19
Non-strategic and liquidating loan portfolios	3,486	1	3,913	1
Total real estate 1-4 family junior lien mortgage loans	62,455	19	65,914	20
Total real estate 1-4 family mortgage loans	$322,559	100%	$324,411	100%

The portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 14% and 15% of total loans at June 30, 2014 and December 31, 2013, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia and are part of our liquidating loan portfolios. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 42% at June 30, 2014, as a result of our modification activities and customers exercising their option to convert to fixed payments. For more information, see the “Pick-a-Pay Portfolio” section in this Report. We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2013 Form 10-K.

Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in second quarter 2014 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at June 30, 2014, totaled $10.9 billion, or 4%, of total non-PCI mortgages, compared with $11.9 billion, or 4%, at December 31, 2013. Loans with FICO scores lower than 640 totaled $28.5 billion at June 30, 2014, or 10% of total non-PCI mortgages, compared with $31.5 billion, or 10%, at December 31, 2013. Mortgages with a LTV/CLTV greater than 100% totaled $27.4 billion at June 30, 2014, or 9% of total non-PCI mortgages, compared with $34.3 billion, or 11%, at December 31, 2013. Information regarding credit risk indicators, including PCI credit risk indicators, can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 19. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans at June 30, 2014, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2013 Form 10-K.

Risk Management – Credit Risk  Management (continued)

Table 19: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	June 30, 2014
	Real estate	Real estate	Total real
	1-4 family	1-4 family	estate 1-4	% of
	first	junior lien	family	total
(in millions)	mortgage	mortgage	mortgage	loans
Real estate 1-4 family
loans (excluding PCI):
California	$75,973	17,291	93,264	11%
Florida	14,600	5,615	20,215	3
New York	15,806	2,722	18,528	2
New Jersey	10,497	4,920	15,417	2
Virginia	7,055	3,391	10,446	1
Pennsylvania	5,912	3,031	8,943	1
Texas	7,898	894	8,792	1
North Carolina	6,001	2,710	8,711	1
Georgia	4,881	2,472	7,353	1
Other (2)	62,146	19,297	81,443	10
Government insured/
guaranteed loans (3)	26,447	-	26,447	3
Total	$237,216	62,343	299,559	36%
Real estate 1-4
family PCI loans:
California	$15,686	29	15,715	2%
Florida	1,755	18	1,773	-
New Jersey	863	15	878	-
Other (1)	4,584	50	4,634	1
Total	$22,888	112	23,000	3%
Total	$260,104	62,455	322,559	39%

*     Less than 1%.

(1)  Consists of 45 states; no state had loans in excess of $553 million.

(2)  Consists of 41 states; no state had loans in excess of $7.2 billion.

(3)  Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

First Lien Mortgage Portfolio   The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in second quarter 2014, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average total loans improved to 0.21% and 0.24% in the second quarter and first half of 2014, respectively, compared with 0.52% and 0.61%, respectively, for the same periods a year ago. Nonaccrual loans were $9.0 billion at June 30, 2014, compared with $9.8 billion at December 31, 2013. Improvement in the credit performance was driven by both an improving economic and housing environment and declining balances in non-strategic and liquidating loans, which have been replaced with higher quality assets originated after 2008 utilizing tighter  underwriting standards. Real estate 1-4 family first lien mortgage loans originated after 2008 have resulted in minimal losses to date and are approximately 55% of our total real estate 1-4 family first lien mortgage portfolio as of June 30, 2014.

In second quarter 2014, we continued to grow our real estate 1-4 family first lien mortgage portfolio through the retention of high-quality non-conforming mortgages. Substantially all non-conforming loans originated in second quarter 2014 were classified as non-conforming due to the loan amount exceeding conventional conforming loan amount limits established by the GSEs. Our total real estate 1-4 family first lien mortgage portfolio increased $626 million in second quarter 2014 and $1.6 billion in the first half of 2014. The growth in this portfolio has been largely offset by runoff in our real estate 1-4 family first lien mortgage non-strategic and liquidating portfolios. Excluding this runoff, our core real estate 1-4 family first lien mortgage portfolio increased $2.6 billion in second quarter 2014 and $5.4 billion in the first half of 2014 as we retained $11.0 billion and $19.2 billion in non-conforming originations in the second quarter and first half of 2014, respectively.

Pick‑a‑Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.

The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 20 provides balances by types of loans as of June 30, 2014, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $27.6 billion at June 30, 2014, compared with $61.0 billion at acquisition. Primarily due to modification efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 16% of the total Pick-a-Pay portfolio at June 30, 2014, compared with 51% at acquisition.

Table 20: Pick-a-Pay Portfolio - Comparison to Acquisition Date

			December 31,
	June 30, 2014		2013		2008
	Adjusted		Adjusted		Adjusted
	unpaid		unpaid		unpaid
	principal	% of	principal	% of	principal	% of
(in millions)	balance (1)	total	balance (1)	total	balance (1)	total
Option payment loans	$22,228	42%	$24,420	44%	$99,937	86%
Non-option payment adjustable-rate
and fixed-rate loans	7,331	14	7,892	14	15,763	14
Full-term loan modifications	23,250	44	23,509	42	-	-
Total adjusted unpaid principal balance	$52,809	100%	$55,821	100%	$115,700	100%
Total carrying value	$47,965		50,971		95,315

(1)

Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Pick-a-Pay loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Total interest deferred due to negative amortization on Pick-a-Pay loans was $736 million at June 30, 2014, and $902 million at December 31, 2013. Approximately 94% of the Pick-a-Pay customers making a minimum payment in June 2014 did not defer interest, compared with 93% in December 2013.

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

Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term where borrowers will have a payment change over 7.5%. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap and also experiencing a payment change over the annual 7.5% reset: $25 million for the remainder of 2014, $54 million in 2015 and $24 million in 2016. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change over the annual 7.5% reset: $117 million for the remainder of 2014, $358 million in 2015 and $410 million in 2016. In second quarter 2014, the amount of loans reaching their recast anniversary date and also having a payment change over the annual 7.5% reset was $22 million.

Table 21 reflects the geographic distribution of the Pick-a-Pay portfolio broken out between PCI loans and all other loans. The LTV ratio is a useful metric in evaluating future real estate 1-4 family first mortgage loan performance, including potential charge-offs. Because PCI loans were initially recorded at fair value, including write-downs for expected credit losses, the ratio of the carrying value to the current collateral value will be lower compared with the LTV based on the adjusted unpaid principal balance. For informational purposes, we have included both ratios for PCI loans in the following table.

Risk Management – Credit Risk  Management (continued)

Table 21: Pick-a-Pay Portfolio (1)

	June 30, 2014
	PCI loans				All other loans
				Ratio of		Ratio of
	Adjusted			carrying		carrying
	unpaid	Current		value to		value to
	principal	LTV	Carrying	current	Carrying	current
(in millions)	balance (2)	ratio (3)	value (4)	value (5)	value (4)	value (5)
California	$19,078	85%	$15,673	69%	$12,317	62%
Florida	2,253	94	1,705	66	2,561	76
New Jersey	953	85	832	67	1,650	73
New York	585	80	534	66	753	70
Texas	250	67	222	59	998	53
Other states	4,483	86	3,698	69	7,022	72
Total Pick-a-Pay loans	$27,602		$22,664		$25,301

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2014.
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

We also have taken steps to work with customers to refinance or restructure their Pick-a-Pay loans into other loan products. For customers at risk, we offer combinations of term extensions of up to 40 years (from 30 years), interest rate reductions, forbearance of principal, and, in certain cases we may offer principal forgiveness to customers with substantial property value declines based on affordability needs.

In second quarter 2014, we completed more than 1,200 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed more than 126,800 modifications since the Wachovia acquisition, resulting in $6.0 billion of principal forgiveness to our Pick-a-Pay customers as well as an additional $123 million of conditional forgiveness that can be earned by borrowers through performance over a three year period.

Due to better than expected performance observed on the Pick-a-Pay PCI portfolio compared with the original acquisition estimates, we have reclassified $5.9 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 12.1 years at June 30, 2014. The weighted average remaining life decreased slightly from December 31, 2013 due to updated expectations for prepayments.  The accretable yield percentage at June 30, 2014, was 4.98%, unchanged from the end of 2013. The accretable yield balance increased to $17.6 billion during second quarter 2014 as a result of a $2.0 billion reclassification from the nonaccretable difference due to favorable changes in the expected timing and composition of cash flows resulting from improving credit and prepayment expectations.  Accordingly, the accretable yield percentage is expected to be 6.15% for third quarter 2014.  Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.

The predominant portion of our PCI loans is included in the Pick-a-Pay portfolio. For further information on the judgment involved in estimating expected cash flows for PCI loans, see the “Critical Accounting Policies – Purchased Credit-Impaired Loans” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K.

Junior Lien Mortgage Portfolio  The junior lien mortgage portfolio consists of residential mortgage lines and loans that are subordinate in rights to an existing lien on the same property. It is not unusual for these lines and loans to have draw periods, interest only payments, balloon payments, adjustable rates and similar features. The majority of our junior lien loan products are amortizing payment loans with fixed interest rates and repayment periods between five to 30 years.

We continuously monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. We have observed that the severity of loss for junior lien mortgages is high and generally not affected by whether we or a third party own or service the related first mortgage, but the frequency of delinquency is typically lower when we own or service the first lien mortgage. In general, we have limited information available on the delinquency status of the third party owned or serviced senior lien where we also hold a junior lien. To capture this inherent loss content, we use the experience of our junior lien mortgages behind delinquent first liens that are owned or serviced by us adjusted for any observed differences in delinquency and loss rates associated with junior lien mortgages behind third party first mortgages. We incorporate this inherent loss content into our allowance for loan losses. Our allowance process for junior liens ensures appropriate consideration of the relative difference in loss experience for junior liens behind first lien mortgage loans we own or service, compared with those behind first lien mortgage loans owned or serviced by third parties. In addition, our allowance process for junior liens that are current, but are in their revolving period, appropriately reflects the inherent loss where the borrower is delinquent on the corresponding first lien mortgage loans.

Table 22 summarizes delinquency and loss rates for our junior lien mortgages by the holder of the first lien.

Table 22: Junior Lien Mortgage Portfolios Performance by Holder of 1st Lien (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance		or more past due		quarter ended
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2014	2013	2014	2013	2014	2014	2013	2013	2013
Junior lien mortgages behind:
Wells Fargo owned or
serviced first lien	$30,787	32,681	2.21%	2.37	1.08	1.16	1.34	1.59	2.07
Third party first lien	31,556	33,110	2.46	2.53	0.96	1.23	1.35	1.58	1.95
Total junior lien mortgages	$62,343	65,791	2.33	2.45	1.02	1.20	1.35	1.58	2.01

(1)			Excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

We monitor the number of borrowers paying the minimum amount due on a monthly basis. In June 2014, approximately 94% of our borrowers with a junior lien mortgage outstanding balance paid the minimum amount due or more, including approximately 47% who paid only the minimum amount due.

Risk Management – Credit Risk  Management (continued)

Table 23 shows the credit attributes of the core and liquidating junior lien mortgage portfolios and lists the top five states by outstanding balance for the core portfolio. Loans to California borrowers represent the largest state concentration in each of these portfolios. The decrease in outstanding balances since December 31, 2013 primarily reflects loan paydowns and charge-offs. As of June 30, 2014, 24% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 11% of the junior lien mortgage portfolio at June 30, 2014.

Table 23: Junior Lien Mortgage Portfolios (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance		or more past due		quarter ended
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2014	2013	2014	2013	2014	2014	2013	2013	2013
Core portfolio
California	$16,167	17,003	1.96%	2.03	0.47	0.67	0.86	1.20	1.68
Florida	5,510	5,811	2.84	3.16	1.23	1.86	1.85	2.12	2.82
New Jersey	4,837	5,019	3.26	3.43	1.45	1.49	1.50	1.81	1.68
Virginia	3,256	3,378	1.98	2.02	0.86	0.87	0.93	0.93	1.26
Pennsylvania	3,018	3,137	2.52	2.64	1.24	1.01	0.96	1.17	1.43
Other	26,181	27,653	2.04	2.18	1.05	1.15	1.34	1.43	1.87
Total	58,969	62,001	2.22	2.35	0.94	1.09	1.23	1.42	1.84

Liquidating portfolio	3,374	3,790	4.32	4.10	2.46	2.94	3.20	4.12	4.65
Total core and
liquidating portfolios	$62,343	65,791	2.33	2.45	1.02	1.20	1.35	1.58	2.01

(1)			Excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

Our junior lien, as well as first lien, lines of credit products generally have a draw period of 10 years (with some up to 15 or 20 years) with variable interest rate and payment options during the draw period of (1) interest only or (2) 1.5% of outstanding principal balance plus accrued interest. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment schedule with repayment terms of up to 30 years based on the balance at time of conversion. Certain lines and loans have been structured with a balloon payment, which requires full repayment of the outstanding balance at the end of the term period. The conversion of lines or loans to fully amortizing or balloon payoff may result in a significant payment increase, which can affect some borrowers’ ability to repay the outstanding balance.

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

Table 24 reflects the outstanding balance of our portfolio of junior lien lines and loans and senior lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.4  billion,  because they are predominantly insured by the FHA, and it excludes PCI loans, which total $145 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 24: Junior Lien Mortgage Line and Loan and Senior Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
	Outstanding balance	Remainder of					2019 and
(in millions)	June 30, 2014	2014	2015	2016	2017	2018	thereafter (1)	Amortizing
Junior residential lines	$54,716	1,755	5,559	7,084	7,197	3,914	25,424	3,783
Junior loans (2)	7,627	5	83	117	121	13	1,323	5,966
Total junior lien (3)(4)	62,343	1,760	5,642	7,201	7,318	3,927	26,747	9,749
First lien lines	17,721	540	1,267	1,015	1,002	1,135	11,839	924
Total (3)(4)	$80,065	2,300	6,909	8,216	8,320	5,062	38,586	10,672
% of portfolios	100%	3	9	10	10	6	48	13

(1)

The annual scheduled end of draw or term ranges from $1.9 billion to $10.4 billion and averages $5.5 billion per year for 2019 and thereafter. Loans that convert in 2025 and thereafter have draw periods that generally extend to 15 or 20 years.

(2)

Junior loans within the term period predominantly represent principal and interest products that require a balloon payment upon the end of the loan term. Amortizing junior loans include $60 million of balloon loans that have reached end of term and are now past due.

(3)	Lines in their draw period are predominantly interest-only. The unfunded credit commitments for junior and first lien lines totaled $71.7 billion at June 30, 2014.
(4)

Includes scheduled end-of-term balloon payments totaling $399 million, $557 million, $438 million, $541 million, $570 million and $2.6 billion for 2014, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively. Amortizing lines include $157 million of end-of-term balloon payments, which are past due. At June 30, 2014, $318 million, or 7% of outstanding lines of credit that are amortizing, are 30 or more days past due compared to $1.3 billion, or 2% for lines in their draw period.

Credit Cards  Our credit card portfolio totaled $27.2 billion at June 30, 2014, which represented 3% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.20% for second quarter 2014, compared with 3.90% for second quarter 2013 and 3.39% and 3.93% for the first half of 2014 and 2013, respectively.

AUTOmobile  Our automobile portfolio, predominantly composed of indirect loans, totaled $54.1 billion at June 30, 2014. The net charge-off rate (annualized) for our automobile portfolio was 0.35% for second quarter 2014, compared with 0.35% for second quarter 2013 and 0.52% and

0.50% for the first half of 2014 and 2013, respectively.
Other revolving Credit and installment  Other revolving credit and installment loans totaled $33.7 billion at June 30, 2014, and primarily included student and security-based margin loans. Student loans totaled $11.6 billion at June 30, 2014. Government guaranteed student loans of $9.7 billion were transferred to loans held for sale at June 30, 2014. The  net charge-off rate (annualized) for other revolving credit and installment loans was 1.22% for second quarter 2014, compared with 1.38% for second quarter 2013 and 1.26% and 1.38% for the first half of 2014 and 2013, respectively.

Risk Management – Credit Risk  Management (continued)

nonperforming assets (Nonaccrual Loans and Foreclosed assets)   Table 25 summarizes nonperforming assets (NPAs) for each of the last four quarters.  We generally place loans on nonaccrual status when:

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

•         performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 25: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

		June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
			% of		% of		% of		% of
			total		total		total		total
($ in millions)		Balance	loans	Balance	loans	Balance	loans	Balance	loans
Nonaccrual loans:
	Commercial:
	Commercial and industrial	$693	0.34%	$630	0.32%	$738	0.38%	$809	0.43%
	Real estate mortgage	1,802	1.66	2,030	1.88	2,252	2.10	2,496	2.36
	Real estate construction	239	1.40	296	1.78	416	2.48	517	3.15
	Lease financing	28	0.24	31	0.26	29	0.24	17	0.15
	Foreign	36	0.08	40	0.08	40	0.08	47	0.10
	Total commercial (1)	2,798	0.71	3,027	0.79	3,475	0.92	3,886	1.05
	Consumer:
	Real estate 1-4 family
	first mortgage (2)	9,026	3.47	9,357	3.61	9,799	3.79	10,450	4.10
	Real estate 1-4 family
	junior lien mortgage	1,964	3.14	2,072	3.24	2,188	3.32	2,333	3.45
	Automobile	150	0.28	161	0.31	173	0.34	188	0.38
	Other revolving credit and installment	34	0.10	33	0.08	33	0.08	36	0.08
	Total consumer	11,174	2.55	11,623	2.61	12,193	2.74	13,007	2.95
	Total nonaccrual
	loans (3)(4)(5)	13,972	1.69	14,650	1.77	15,668	1.91	16,893	2.09
Foreclosed assets:
	Government insured/guaranteed (6)	2,359		2,302		2,093		1,781
	Non-government insured/guaranteed	1,748		1,813		1,844		2,021
	Total foreclosed assets	4,107		4,115		3,937		3,802
	Total nonperforming assets	$18,079	2.18%	$18,765	2.27%	$19,605	2.38%	$20,695	2.56%
Change in NPAs from prior quarter		$(686)		(840)		(1,090)		(360)

(1)	Includes LHFS of $1 million at June 30, 2014, March 31, 2014 and December 31, 2013, and $26 million at September 30, 2013.
(2)	Includes MHFS of $238 million, $227 million, $227 million and $288 million at June 30 and March 31, 2014, and December 31, and September 30, 2013, respectively.
(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.
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
(6)

Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Foreclosed assets in the latter half of 2013 were elevated due to an increase in completed foreclosures, as enhancements to loan modification programs and an FHA foreclosure moratorium, which previously slowed new foreclosures, were resolved. The increase in balance at June 30, 2014, reflects a slowdown in processing the elevated levels of foreclosed properties through the U.S. Department of Housing and Urban Development (HUD) conveyance requirements as a result of industry resource constraints to deal with the elevated levels, as well as other factors, including an increase in foreclosures in states with longer redemption periods, longer occupant evacuation periods, increased maintenance required for aging foreclosures and longer repair authorization periods.

Table 26 provides an analysis of the changes in nonaccrual loans.

Table 26: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2014	2014	2013	2013	2013
Commercial nonaccrual loans
Balance, beginning of quarter	$3,027	3,475	3,886	4,455	5,242
Inflows	433	367	520	490	557
Outflows:
Returned to accruing	(81)	(98)	(67)	(192)	(128)
Foreclosures	(32)	(79)	(34)	(77)	(120)
Charge-offs	(120)	(116)	(191)	(150)	(193)
Payments, sales and other (1)	(429)	(522)	(639)	(640)	(903)
Total outflows	(662)	(815)	(931)	(1,059)	(1,344)
Balance, end of quarter	2,798	3,027	3,475	3,886	4,455
Consumer nonaccrual loans
Balance, beginning of quarter	11,623	12,193	13,007	13,460	14,284
Inflows	1,673	1,650	1,691	2,015	2,071
Outflows:
Returned to accruing	(1,107)	(1,104)	(953)	(997)	(1,156)
Foreclosures	(132)	(146)	(162)	(167)	(95)
Charge-offs	(348)	(400)	(437)	(480)	(651)
Payments, sales and other (1)	(535)	(570)	(953)	(824)	(993)
Total outflows	(2,122)	(2,220)	(2,505)	(2,468)	(2,895)
Balance, end of quarter	11,174	11,623	12,193	13,007	13,460
Total nonaccrual loans	$13,972	14,650	15,668	16,893	17,915

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

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

While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at June 30, 2014:

•      96% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 68% have a combined LTV (CLTV) ratio of 80% or less.

•      losses of $751 million and $3.7 billion  have already been recognized on 31% of commercial nonaccrual loans and 55% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by the Interagency or OCC Guidance), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•      68% of commercial nonaccrual loans were current on interest.

•      the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•      $2.2  billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $2.0 billion were current.

We continue to work with our customers experiencing financial difficulty to determine if they can qualify for a loan modification so that they can stay in their homes. Under both our proprietary modification programs and the MHA programs, customers may be required to provide updated documentation, and some programs require completion of payment during trial periods to demonstrate sustained performance before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure in certain states, including New York, New Jersey and Florida, the foreclosure timeline has significantly increased due to backlogs in an already complex process. Therefore, loans remain on nonaccrual status for longer periods.

Table 27 provides a summary and an analysis of changes in foreclosed assets.

Table 27: Foreclosed Assets

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2014	2014	2013	2013	2013
Summary by loan segment
Government insured/guaranteed (1)	$2,359	2,302	2,093	1,781	1,026
PCI loans:
Commercial	457	461	497	559	597
Consumer	208	177	149	125	127
Total PCI loans	665	638	646	684	724
All other loans:
Commercial	634	736	759	944	1,012
Consumer	449	439	439	393	378
Total all other loans	1,083	1,175	1,198	1,337	1,390
Total foreclosed assets	$4,107	4,115	3,937	3,802	3,140
Analysis of changes in foreclosed assets
Balance, beginning of quarter	$4,115	3,937	3,802	3,140	3,350
Net change in government insured/guaranteed (1)(2)	57	209	312	755	57
Additions to foreclosed assets (3)	421	448	428	459	406
Reductions:
Sales	(493)	(490)	(823)	(545)	(647)
Write-downs and gains (losses) on sales	7	11	218	(7)	(26)
Total reductions	(486)	(479)	(605)	(552)	(673)
Balance, end of quarter	$4,107	4,115	3,937	3,802	3,140

(1)

Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Foreclosed assets in the latter half of 2013 were elevated due to an increase in completed foreclosures, as enhancements to loan modification programs and an FHA foreclosure moratorium, which previously slowed new foreclosures, were resolved. The increase in balance at June 30, 2014, reflects a continued slowdown in processing the elevated levels of foreclosed properties through the HUD conveyance requirements as a result of industry resource constraints to deal with the elevated levels, as well as other factors, including an increase in foreclosures in states with longer redemption periods, longer occupant evacuation periods, increased maintenance required for aging foreclosures and longer repair authorization periods.

(2)

Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $654 million, $801 million, $892 million, $1.3 billion, and $639 million for the quarter ended June 30 and March 31, 2014 and December 31, September 30 and June 30, 2013, respectively.

(3)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Risk Management – Credit Risk  Management (continued)

Foreclosed assets at June 30, 2014, included $3.0 billion of foreclosed residential real estate that had collateralized commercial and consumer loans, of which 79% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $1.1 billion has been written down to estimated net realizable value. Foreclosed assets at June 30, 2014 have increased slightly, compared with December 31, 2013. At June 30, 2014, 69%  of foreclosed assets of $4.1 billion have been in the foreclosed assets portfolio one year or less.

Given the industry resource constraints and other factors affecting our ability to meet HUD conveyance requirements, we anticipate continuing to hold an elevated level of foreclosed assets on our balance sheet.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 28: Troubled Debt Restructurings (TDRs)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2014	2014	2013	2013	2013
Commercial TDRs
Commercial and industrial	$948	1,081	1,032	1,153	1,238
Real estate mortgage	2,179	2,233	2,248	2,457	2,605
Real estate construction	391	454	475	598	680
Lease financing	5	6	8	9	11
Foreign	2	7	2	2	17
Total commercial TDRs	3,525	3,781	3,765	4,219	4,551
Consumer TDRs
Real estate 1-4 family first mortgage	18,582	19,043	18,925	18,974	19,093
Real estate 1-4 family junior lien mortgage	2,463	2,460	2,468	2,399	2,408
Credit Card	379	399	431	455	477
Automobile	151	169	189	212	246
Other revolving credit and installment	38	34	33	32	29
Trial modifications	469	593	650	717	716
Total consumer TDRs (1)	22,082	22,698	22,696	22,789	22,969
Total TDRs	$25,607	26,479	26,461	27,008	27,520

TDRs on nonaccrual status	$7,638	7,774	8,172	8,609	9,030
TDRs on accrual status (1)	17,969	18,705	18,289	18,399	18,490
Total TDRs	$25,607	26,479	26,461	27,008	27,520

(1)

TDR loans include $2.2 billion, $2.6 billion, $2.5 billion, $2.4 billion and $2.5 billion at June 30, and March 31, 2014, and December 31, September 30, June 30 and March 31, 2013, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and are accruing.

Table 28 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $4.0 billion and $4.5 billion at June 30, 2014 and December 31, 2013, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

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

Table 29 provides an analysis of the changes in TDRs. Loans that may be modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, sales and transfers to held for sale, we may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Risk Management – Credit Risk  Management (continued)

Table 29: Analysis of Changes in TDRs

			Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2014	2014	2013	2013	2013
Commercial TDRs
Balance, beginning of quarter	$3,781	3,765	4,219	4,551	4,818
Inflows	276	442	292	534	468
Outflows
Charge-offs	(28)	(23)	(44)	(24)	(24)
Foreclosures	(8)	(3)	(16)	(16)	(26)
Payments, sales and other (1)	(496)	(400)	(686)	(826)	(685)
Balance, end of quarter	3,525	3,781	3,765	4,219	4,551
Consumer TDRs
Balance, beginning of quarter	22,698	22,696	22,789	22,969	22,889
Inflows	1,003	1,104	1,248	1,282	1,352
Outflows
Charge-offs	(139)	(157)	(155)	(183)	(241)
Foreclosures	(283)	(325)	(417)	(519)	(240)
Payments, sales and other (1)	(1,073)	(563)	(701)	(761)	(785)
Net change in trial modifications (2)	(124)	(57)	(68)	1	(6)
Balance, end of quarter	22,082	22,698	22,696	22,789	22,969
Total TDRs	$25,607	26,479	26,461	27,008	27,520

(1)

Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $1 million, $29 million and $40 million of loans refinanced or restructured as new loans and removed from TDR classification for the quarters ended March 31, 2014, and September 30 and June 30, 2013, respectively. No loans were removed from TDR classification for the quarters ended June 30, 2014 and December 31, 2013, as a result of being refinanced or restructured as new loans.

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

Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at June 30, 2014, were down $148 million, or 14%, from December 31, 2013, due to payoffs, modifications and other loss mitigation activities, decline in non-strategic and liquidating portfolios, and credit stabilization.

Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $17.7 billion at June 30, 2014, down from $22.2 billion  at December 31, 2013. The decrease since December 31, 2013, reflected the effects of modification activities and improving delinquency trends.

Table 30 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 30: Loans 90 Days or More Past Due and Still Accruing

		June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)		2014	2014	2013	2013	2013
Loans 90 days or more past due and still accruing:
	Total (excluding PCI (1)):	$18,582	21,215	23,219	22,181	22,197
	Less: FHA insured/VA guaranteed (2)(3)	16,978	19,405	21,274	20,214	20,112
	Less: Student loans guaranteed under the FFELP (4)	707	860	900	917	931
	Total, not government insured/guaranteed	$897	950	1,045	1,050	1,154

By segment and class, not government insured/guaranteed:
	Commercial:
	Commercial and industrial	$51	11	11	125	37
	Real estate mortgage	53	13	35	40	175
	Real estate construction	16	69	97	1	4
	Foreign	2	2	-	1	-
	Total commercial	122	95	143	167	216
	Consumer:
	Real estate 1-4 family first mortgage (3)	311	333	354	383	476
	Real estate 1-4 family junior lien mortgage (3)	70	88	86	89	92
	Credit card	266	308	321	285	263
	Automobile	48	41	55	48	32
	Other revolving credit and installment	80	85	86	78	75
	Total consumer	775	855	902	883	938
	Total, not government insured/guaranteed	$897	950	1,045	1,050	1,154

(1)	PCI loans totaled $4.0 billion, $4.3 billion, $4.5 billion, $4.9 billion, and $5.4 billion at June 30 and March 31, 2014 and December 31, September 30, and June 30, 2013, respectively.
(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
(3)	Includes mortgages held for sale 90 days or more past due and still accruing.
(4)

Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. In second quarter 2014, all government guaranteed student loans were transferred to loans held for sale.

Risk Management – Credit Risk  Management (continued)

NET CHARGE-OFFS

Table 31: Net Charge-offs

									Quarter ended
	June 30, 2014		Mar. 31, 2014		Dec. 31, 2013		Sept. 30, 2013		June 30, 2013

	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in millions)	offs	loans(1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)
Commercial:
Commercial and
industrial	$54	0.11%	$45	0.09%	$107	0.22%	$58	0.12%	$77	0.17%
Real estate mortgage	(10)	(0.04)	(22)	(0.08)	(41)	(0.15)	(20)	(0.08)	(5)	(0.02)
Real estate construction	(20)	(0.47)	(23)	(0.55)	(13)	(0.32)	(17)	(0.41)	(45)	(1.10)
Lease financing	1	0.05	1	0.03	-	-	-	-	18	0.57
Foreign	6	0.05	4	0.03	-	-	(2)	(0.02)	(1)	(0.01)
Total commercial	31	0.03	5	0.01	53	0.06	19	0.02	44	0.05
Consumer:
Real estate 1-4 family
first mortgage	137	0.21	170	0.27	195	0.30	242	0.38	328	0.52
Real estate 1-4 family
junior lien mortgage	160	1.02	192	1.20	226	1.34	275	1.58	359	2.02
Credit card	211	3.20	231	3.57	220	3.38	207	3.28	234	3.90
Automobile	46	0.35	90	0.70	108	0.85	78	0.63	42	0.35
Other revolving credit
and installment	132	1.22	137	1.29	161	1.50	154	1.46	145	1.38
Total consumer	686	0.62	820	0.75	910	0.82	956	0.86	1,108	1.01
Total	$717	0.35%	$825	0.41%	$963	0.47%	$975	0.48%	$1,152	0.58%

(1)		Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 31 presents net charge-offs for second quarter 2014 and the previous four quarters. Net charge-offs in second quarter 2014 were $717 million (0.35% of average total loans outstanding) compared with $1.2 billion (0.58%) in second quarter 2013.

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

Table 32 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Table 32: Allocation of the Allowance for Credit Losses (ACL)

	June 30, 2014		Dec. 31, 2013		Dec. 31, 2012		Dec. 31, 2011		Dec. 31, 2010
	Loans		Loans		Loans		Loans		Loans
		as %		as %		as %		as %		as %
		of total		of total		of total		of total		of total
(in millions)	ACL	loans	ACL	loans	ACL	loans	ACL	loans	ACL	loans
Commercial:
Commercial and industrial	$3,069	25%	$2,775	24%	$2,543	23%	$2,649	22%	$3,299	20%
Real estate mortgage	1,767	13	2,102	13	2,283	13	2,550	14	3,072	13
Real estate construction	1,041	2	770	2	552	2	893	2	1,387	4
Lease financing	162	1	127	1	85	2	82	2	173	2
Foreign	361	6	329	6	251	5	184	5	238	4
Total commercial	6,400	47	6,103	46	5,714	45	6,358	45	8,169	43
Consumer:
Real estate 1-4 family first mortgage	3,348	31	4,087	32	6,100	31	6,934	30	7,603	30
Real estate 1-4 family
junior lien mortgage	1,827	8	2,534	8	3,462	10	3,897	11	4,557	13
Credit card	1,240	3	1,224	3	1,234	3	1,294	3	1,945	3
Automobile	478	7	475	6	417	6	555	6	771	6
Other revolving credit and installment	541	4	548	5	550	5	630	5	418	5
Total consumer	7,434	53	8,868	54	11,763	55	13,310	55	15,294	57
Total	$13,834	100%	$14,971	100%	$17,477	100%	$19,668	100%	$23,463	100%

	June 30, 2014		Dec. 31, 2013		Dec. 31, 2012		Dec. 31, 2011		Dec. 31, 2010
Components:
Allowance for loan losses	$13,101		14,502		17,060		19,372		23,022
Allowance for unfunded
credit commitments	733		469		417		296		441
Allowance for credit losses	$13,834		14,971		17,477		19,668		23,463
Allowance for loan losses as a percentage
of total loans	1.58%		1.76		2.13		2.52		3.04
Allowance for loan losses as a percentage
of total net charge-offs (1)	456		322		189		171		130
Allowance for credit losses as a percentage
of total loans	1.67		1.82		2.19		2.56		3.10
Allowance for credit losses as a percentage
of total nonaccrual loans	99		96		85		92		89

(1)		Total net charge-offs are annualized for quarter ended June 30, 2014.

In addition to the allowance for credit losses, there was $3.1 billion at June 30, 2014, and $5.2 billion at December 31, 2013, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over one-half of nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at June 30, 2014.

Total provision for credit losses was $217 million in second quarter 2014, compared with $652 million in second quarter 2013. The decline in the allowance for credit losses in second quarter 2014 reflected continued improvement, particularly in residential real estate portfolios primarily associated with continued improvement in the housing market.

We believe the allowance for credit losses of $13.8 billion at June 30, 2014, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. We continue to expect future allowance releases absent a significant deterioration in the economy, but expect a lower level of future releases as the rate of credit improvement slows and the loan portfolio continues to grow. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of

Risk Management – Credit Risk  Management (continued)

Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K.

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

Because we retain the servicing for most of the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.8 trillion in the residential mortgage loan servicing portfolio at June 30, 2014, 94% was current and less than 2% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 5.64% at June 30, 2014, compared with 5.56% at March 31, 2014, and 6.40% at December 31, 2013. Three percent of this portfolio is private label securitizations for which we originated the loans and therefore have some repurchase risk.

The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at June 30, 2014, was down from a year ago both in number of outstanding loans and in total dollar balances as we continued to work through the new demands and mortgage insurance rescissions and as we announced settlements with both FHLMC and FNMA in 2013, that resolved substantially all repurchase liabilities associated with loans sold to FHLMC prior to January 1, 2009, and loans sold to FNMA that were originated prior to January 1, 2009. Demands from private investors declined from December 31, 2013, primarily due to settlements with two private investors in first quarter 2014 that resolved many of the increased demands we experienced from 2012 through 2013, with a significant increase experienced in fourth quarter 2013.

Table 33 provides the number of unresolved repurchase demands and mortgage insurance rescissions.

Table 33: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government				Mortgage insurance
	sponsored entities (1)		Private		rescissions with no demand (2)		Total
	Number of	Original loan	Number of	Original loan	Number of	Original loan	Number of	Original loan
($ in millions)	loans	balance (3)	loans	balance (3)	loans	balance (3)	loans	balance (3)

2014
June 30,	678	$149	362	$80	305	$66	1345	$295
March 31,	599	126	391	89	409	90	1,399	305

2013
December 31,	674	124	2,260	497	394	87	3,328	708
September 30,	4,422	958	1,240	264	385	87	6,047	1,309
June 30,	6,313	1,413	1,206	258	561	127	8,080	1,798
March 31,	5,910	1,371	1,278	278	652	145	7,840	1,794

(1)

Includes unresolved repurchase demands of 14 and $3 million, 25 and $3 million, 42 and $6 million, 1,247 and $225 million, and 942 and $190 million at June 30 and March 31, 2014, and December 31, September 30, and June 30, 2013, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller.

(2)

As part of our representations and warranties in our loan sales contracts, we typically represent to GSEs and private investors that certain loans have mortgage insurance to the extent there are loans that have loan to value ratios in excess of 80% that require mortgage insurance. If the mortgage insurance is rescinded by the mortgage insurer due to a claim of breach of a contractual representation or warranty, the lack of insurance may result in a repurchase demand from an investor. Similar to repurchase demands, we evaluate mortgage insurance rescission notices for validity and appeal for reinstatement if the rescission was not based on a contractual breach. When investor demands are received due to lack of mortgage insurance, they are reported as unresolved repurchase demands based on the applicable investor category for the loan (GSE or private).

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

Table 34 summarizes the changes in our mortgage repurchase liability. We incurred net losses on repurchased loans and investor reimbursements totaling $7 million in second quarter 2014, compared with $160 million a year ago.

Table 34: Changes in Mortgage Repurchase Liability

	Quarter ended					Six months ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in millions)	2014	2014	2013	2013	2013	2014	2013
Balance, beginning of period	$799	899	1,421	2,222	2,317	899	2,206
Provision for repurchase losses:
Loan sales	12	10	16	28	40	22	99
Change in estimate (1)	(38)	(4)	10	-	25	(42)	275
Total additions (reductions)	(26)	6	26	28	65	(20)	374
Losses (2)	(7)	(106)	(548)	(829)	(160)	(113)	(358)
Balance, end of period	$766	799	899	1,421	2,222	766	2,222

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.
(2)

Quarter ended September 30, 2013, reflect $746 million as a result of the agreement with FHLMC that resolves substantially all repurchase liabilities related to loans sold to FHLMC prior to January 1, 2009. Quarter ended December 31, 2013, reflects $508 million as a result of the agreement with FNMA that substantially resolves all repurchase liabilities related to loans sold to FNMA that were originated prior to January 1, 2009.

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $766 million at June 30, 2014 and $2.2 billion at June 30, 2013. In second  quarter 2014, we released $26 million, which increased net gains on mortgage loan origination/sales activities, compared with a provision of $65 million for second quarter 2013. The  release in second quarter 2014 was primarily due to a re-estimation of our liability based on recently observed trends.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $975 million at June 30, 2014, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

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

In particular, on February 28, 2013, we entered into amendments to the April 2011 Consent Order with both the Office of the Comptroller of the Currency (OCC) and the FRB, which effectively ceased the Independent Foreclosure Review program created by such Consent Order and replaced it with an accelerated remediation process to be administered by the OCC and the FRB. We are required to meet the commitment to provide foreclosure prevention actions on $1.2 billion of loans under this accelerated remediation process by January 7, 2015. As of April 30, 2014, we believe we reported sufficient foreclosure prevention actions to the monitor of the accelerated remediation process to meet the $1.2 billion commitment, but are awaiting monitor approval.
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

Asset/Liability Management

Asset/liability management involves evaluating, monitoring and managing interest rate risk, market risk, liquidity and funding. Primary oversight of these risks resides with the Finance Committee of our Board of Directors (Board), which oversees the administration and effectiveness of financial risk management policies and processes used to assess and manage these risks. At the management level we utilize a Corporate Asset/Liability Management Committee (Corporate ALCO), which consists of senior financial, risk, and business executives, to oversee these risks and report on them periodically to the Board’s Finance Committee. Each of our principal lines of business has its own asset/liability management committee and process linked to the Corporate ALCO process. As discussed in more detail for trading activities below, we employ separate management level oversight specific to market risk. Market risk, in its broadest sense, refers to the possibility that losses will result from the impact of adverse changes in market rates and prices on our trading and non-trading portfolios and financial instruments.

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

The degree to which these sensitivities offset each other is dependent upon the timing and magnitude of changes in interest rates, and the slope of the yield curve. During a transition to a higher or lower interest rate environment, a reduction or increase in interest-sensitive earnings from the mortgage banking business could occur quickly, while the benefit or detriment from balance sheet repricing could take more time to develop. For example, our lower rate scenarios  (scenario 1 and scenario 2) in the following table initially measure a decline in long-term interest rates versus our most likely scenario. Although the performance in these rate scenarios contain initial benefit from increased mortgage banking activity, the result is lower earnings relative to the most likely scenario over time given pressure on net interest income. The higher rate scenarios (scenario 3 and scenario 4) measure the impact of varying degrees of rising short-term and long-term interest rates over the course of the forecast horizon relative to the most likely scenario, both resulting in positive earnings sensitivity.

As of June 30, 2014, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 35, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan and a negative range indicates a detrimental earnings sensitivity relative to the most likely earnings plan).

Risk Management – Asset/Liability Management  (continued)

Table 35: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan

	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Ending rates:
Federal funds	1.50%	0.25	0.75	2.00	4.75
10-year treasury (1)	3.64	1.70	3.07	4.14	5.75

Earnings relative to
most likely	N/A	(4)-(5)%	(2)-(3)	0 - 5	>5

(1)	U.S. Constant Maturity Treasury Rate

We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of June 30, 2014, and December 31, 2013, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

•         to convert the cash flows from selected asset and/or liability instruments/portfolios including a major portion of our long-term debt, from fixed-rate payments to floating-rate payments, or vice versa; and

•         to economically hedge our mortgage origination pipeline, funded mortgage loans and MSRs using interest rate swaps, swaptions, futures, forwards and options.

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

The total carrying value of our residential and commercial MSRs was $15.1 billion at June 30, 2014, and $16.8 billion at December 31, 2013. The weighted-average note rate on our portfolio of loans serviced for others was 4.49% at June 30, 2014, and 4.52% at December 31, 2013. The carrying value of our total MSRs represented 0.80% of mortgage loans serviced for others at June 30, 2014, and 0.88% at December 31, 2013.

Market Risk – Trading Activities  The Finance Committee of our Board of Directors reviews the acceptable market risk appetite for our trading activities. We engage in trading activities primarily to accommodate the investment and risk management activities of our customers, execute economic hedging to manage certain balance sheet risks and, to a very limited degree, for proprietary trading for our own account. These activities primarily occur within our Wholesale businesses and include entering into transactions with our customers that are recorded as trading assets and liabilities on our balance sheet. All of our trading assets and liabilities, including securities, foreign exchange transactions, commodity transactions, and derivatives are carried at fair value. Income earned related to these trading activities include net interest income and changes in fair value related to trading assets and liabilities. Net interest income earned on trading assets and liabilities is reflected in the interest income and interest expense components of our income statement. Changes in fair value of trading assets and liabilities are reflected in net gains on trading activities, a component of noninterest income in our income statement.

Table 36 presents total revenue from trading activities.

Table 36: Income from Trading Activities

			Six months
	Quarter ended June 30,		ended June 30,
(in millions)	2014	2013	2014	2013
Interest income (1)	$407	340	781	667
Less: Interest expense (2)	93	75	180	140
Net interest income	314	265	601	527

Noninterest income:
Net gains from trading
activities (3):
Customer accommodation	242	337	602	804
Economic hedges and other (4)	142	(11)	208	88
Proprietary trading	(2)	5	4	9
Total net trading gains	382	331	814	901
Total trading-related net interest
and noninterest income	$696	596	1,415	1,428

(1)	Represents interest and dividend income earned on trading securities.
(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.
(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.
(4)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

Customer accommodation  Customer accommodation activities are conducted to help customers manage their investment and risk management needs. We engage in market-making activities or act as an intermediary to purchase or sell financial instruments in anticipation of or in response to customer needs. This category also includes positions we use to manage our exposure to customer transactions.

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

Customer accommodation trading also includes net gains related to market-making activities in which we take positions to facilitate customer order flow. For example, we may own securities recorded as trading assets (long positions) or sold securities we have not yet purchased, recorded as trading liabilities (short positions), typically on a short-term basis, to facilitate support of buying and selling demand from our customers. As market-maker in these securities, we earn income due to: (1) the difference between the price paid or received for the purchase and sale of the security (bid-ask spread), (2) the net interest income, and (3) the change in fair value of the long or short positions during the short-term period held on our balance sheet. Additionally, we may enter into separate derivative or security positions to manage our exposure related to our long or short security positions. Collectively, income earned on this type of market-making activity is reflected in the fair value changes of these positions recorded in net gain on trading activities.

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

Daily Trading Revenue  Table 37 provides information on the distribution of daily trading-related revenues for the Company’s trading portfolio. This trading-related revenue is defined as the change in value of the trading assets and trading liabilities, trading-related net interest income, and trading-related intra-day gains and losses. Net trading-related revenue does not include activity related to long-term positions held for economic hedging purposes, period-end adjustments, and other activity not representative of daily price changes driven by market factors.

Risk Management – Asset/Liability Management  (continued)

Table 37:  Distribution of Daily Trading-Related Revenues

35
30
25
20
15
10
5
0
Number of Days
($5mm) to $0
$0 to $5mm
$5mm to $10mm
$10mm to $15mm
$15mm & Higher
Three Months Ended March 31, 2014
Three Months Ended June 30, 2014

Market risk is the risk of adverse changes in the fair value of the trading portfolios and financial instruments held by the Company due to changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity, and commodity prices. Market risk is intrinsic to the Company’s sales and trading, market making, investing, and risk management activities.

The Company uses VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. These market risk measures are monitored at both the business unit level and at aggregated levels on a daily basis. Our corporate market risk management function aggregates and monitors all exposures to ensure risk measures are within our established risk appetite. Changes to the market risk profile are analyzed and reported on a daily basis. The Company monitors various market risk exposure measures from a variety of perspectives, which include line of business, product, risk type, and legal entity.

Value-at-Risk (VaR) is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. The VaR measures assume that historical changes in market values (historical simulation analysis) are representative of the potential future outcomes and measure the expected loss over a given time interval (for example, 1 day or 10 days) within a given confidence level. Our historical simulation analysis approach uses historical changes of the risk factors from each trading day in the previous 12 months. The risk drivers of each trading position associated with interest rates, credit spreads, foreign exchange rates, and equity and commodity prices are updated on a daily basis. We measure and report VaR for a 1-day holding period at a 99% confidence level. This means that we would expect to incur single day losses greater than predicted by VaR estimates for the measured positions one time in every 100 trading days. We treat data from all historical periods as equally relevant and consider using data for the previous 12 months as appropriate for determining VaR. We believe using a 12-month look back period helps ensure the Company’s VaR is responsive to current market conditions.

VaR measurement between different financial institutions is not readily comparable due to modeling and assumption differences from company to company. VaR measures are more useful when interpreted as an indication of trends rather than an absolute measure to be compared across financial institutions.

VaR models are subject to limitations which include, but are not limited to, the use of historical changes in market factors that may not accurately reflect future changes in market factors, and the inability to predict market liquidity in extreme market conditions. All limitations such as model inputs, model assumptions, and calculation methodology risk are monitored by the Corporate Market Risk Group and the Corporate Model Risk Group.

Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to establish line of business risk limits. Trading VaR is calculated based on all trading positions classified as trading assets or trading liabilities on our balance sheet.

Table 38 shows the results of the Company’s Trading VaR by risk category. As presented in the table, average Trading VaR was $24 million for the quarter ended June 30, 2014, compared with $23 million for the quarter ended March 31, 2014. The increase was primarily driven by changes in portfolio composition.

Table 38: Trading 1-Day 99% VaR Metrics

		Quarter ended
	June 30, 2014				March 31, 2014
	Period				Period
(in millions)	end	Average	Low	High	end	Average	Low	High
VaR Risk Categories
Credit	$20	34	19	38	33	32	31	35
Interest rate	28	24	12	31	23	24	16	32
Equity	7	7	5	8	7	7	7	9
Commodity	1	1	1	2	1	1	1	2
Foreign exchange	-	1	-	3	2	2	1	3
Diversification benefit (1)	(41)	(43)			(44)	(43)
Total VaR	$15	24			22	23

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

Sensitivity Analysis  Given the inherent limitations of the VaR models, the Company uses other measures, including sensitivity analysis, to measure and monitor risk. Sensitivity analysis is the measure of exposure to a single risk factor, such as a 0.01% increase in interest rates or a 1% increase in equity prices. We conduct and monitor sensitivity on interest rates, credit spreads, volatility, equity, commodity, and foreign exchange exposure. Sensitivity analysis complements VaR as it provides an indication of risk relative to each factor irrespective of historical market moves.

Stress Testing  While VaR captures the risk of loss due to adverse changes in markets using recent historical market data, stress testing captures the Company’s exposure to extreme but low probability market movements. Stress scenarios estimate the risk of losses based on management’s assumptions of abnormal but severe market movements such as severe credit spread widening or a large decline in equity prices. These scenarios assume that the market moves happen instantaneously and no repositioning or hedging activity takes place to mitigate losses as events unfold (a conservative approach since experience demonstrates otherwise).

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

The Company’s stress testing framework is also used in calculating results in support of the Federal Reserve Board’s Comprehensive Capital Analysis & Review (CCAR) and internal stress tests. Stress scenarios are regularly reviewed and updated to address potential market events or concerns. For more detail on the CCAR process, see the “Capital Management” section in this Report.

Regulatory Market Risk Capital  is based on the Basel Committee Capital Accord. Prior to January 1, 2013, U.S. banking regulators’ market risk capital requirements were subject to Basel I and thereafter based on Basel 2.5. Effective January 1, 2014, the Company must calculate regulatory capital based on the Basel III market risk capital rule, which integrated Basel 2.5, and requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities.

Composition of Material Portfolio of Covered Positions  The market risk capital rule substantially modified the determination of market risk RWA, and implemented a more risk-sensitive methodology for the risks inherent in certain “covered” trading positions. The positions that are “covered” by the market risk capital rule are generally a subset of our trading assets and trading liabilities, specifically those held by the Company for the purpose of short-term resale or with the intent of benefiting from actual or expected short-term price movements, or to lock in arbitrage profits.

The material portfolio of the Company’s “covered” positions is predominantly concentrated in the trading assets and trading liabilities managed within Wholesale Banking, which is the predominant contributor to the Company’s overall VaR. Wholesale Banking engages in the fixed income, traded credit, foreign exchange, equities, and commodities markets businesses. Other business segments hold small additional trading positions covered under the market risk capital rule.

Table 39 summarizes the market risk-based capital requirements charge and market RWAs in accordance with the Basel III market risk capital rule as of June 30, 2014, and in accordance with the Basel 2.5 market risk capital rule as of December 31, 2013.

Risk Management – Asset/Liability Management  (continued)

Table 39: Market Risk Regulatory Capital and RWAs

	June 30, 2014		December 31, 2013
	Risk-	Risk-	Risk-	Risk-
	based	weighted	based	weighted
(in millions)	capital	assets	capital	assets
Total VaR	$208	2,600	252	3,149
Total Stressed VaR	1,167	14,589	921	11,512
Incremental Risk Charge	308	3,852	393	4,913
Securitized Products Charge	729	9,107	633	7,913
Standardized Specific Risk Charge	1,270	15,879	583	7,289
De minimus Charges	61	755	125	1,563
Total	$3,743	46,782	2,907	36,339

RWA Rollforward  Table 40 depicts the changes in the market risk regulatory capital and RWAs under Basel III for the first half and second quarter of 2014.

Table 40: Analysis of Changes in Market Risk Regulatory Capital and RWAs

	Risk-	Risk-
	based	weighted
(in millions)	capital	assets
Balance, December 31, 2013	$2,907	36,339
Total VaR	(44)	(549)
Total Stressed VaR	246	3,077
Incremental Risk Charge	(85)	(1,061)
Securitized Products Charge	96	1,194
Standardized Specific Risk Charge	687	8,590
De minimus Charges	(64)	(808)
Balance, June 30, 2014	$3,743	46,782

Balance, March 31, 2014	$3,850	48,127
Total VaR	35	436
Total Stressed VaR	108	1,351
Incremental Risk Charge	(68)	(840)
Securitized Products Charge	(70)	(883)
Standardized Specific Risk Charge	(18)	(225)
De minimus Charges	(94)	(1,184)
Balance, June 30, 2014	$3,743	46,782

The increase in standardized specific risk charge for risk-based capital and RWAs in the first half of 2014 resulted primarily from a change during the quarter ended March 31, 2014, in positions now subject to standardized specific risk charges. All changes to market risk regulatory capital and RWAs in the quarter ended June 30, 2014, were associated with changes in positions due to normal trading activity.

Regulatory Market Risk Capital Components  The capital required for market risk on the Company’s “covered” positions is determined by internally developed models or standardized specific risk charges. The market risk regulatory capital models are subject to internal model risk management and validation. The models are continuously monitored and enhanced in response to changes in market conditions, improvements in system capabilities, and changes in the Company’s market risk exposure. The Company is required to obtain and has received prior written approval from its regulators before using its internally developed models to calculate the market risk capital charge.

Basel III prescribes various VaR measures in the determination of regulatory capital and risk-weighted assets. The Company uses the same VaR models for both market risk management purposes as well as regulatory capital calculations. For regulatory purposes, market risk uses the following metrics to determine the Company’s capital requirements:

General VaR measures the risk of broad market movements such as changes in the level of credit spreads, interest rates, equity prices, commodity prices, and foreign exchange rates. General VaR uses historical simulation analysis based on 99% confidence level and a 10-day time horizon.

Table 41 shows the General VaR measure categorized by major risk categories. Average 10-day General VaR was $58 million for the quarter ended June 30, 2014, compared with $48 million for the quarter ended March 31, 2014.

Table 41: 10-Day 99% Regulatory General VaR by Risk Category

		Quarter ended
	June 30, 2014				March 31, 2014
	Period				Period
(in millions)	end	Average	Low	High	end	Average	Low	High
Wholesale General VaR by Risk Category
Credit	$125	111	96	132	108	113	97	132
Interest rate	71	61	28	80	54	58	36	78
Equity	6	4	3	6	4	4	1	8
Commodity	3	6	2	21	3	3	2	4
Foreign exchange	3	4	2	12	2	4	1	7
Diversification benefit (1)	(153)	(132)	-	-	(127)	(138)	-	-
Wholesale General VaR	$55	54	29	63	44	44	33	62
Company General VaR	$60	58	32	68	47	48	37	66

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

Risk Management – Asset/Liability Management  (continued)

Specific Risk measures  the risk of loss that could result from factors other than broad market movement or name-specific market risk. Specific Risk uses Monte Carlo simulation analysis based on a 99% confidence level and a 10-day time horizon.

Total VaR (as presented in Table 42) is composed of General VaR and Specific Risk and uses the previous 12 months of historical market data to comply with regulatory requirements.

Table 42: Total VaR

(in millions)	Quarter ended June 30, 2014
		Period
	Average	end	Low	High
Total VaR	$69	74	50	80

			Capital	RWAs
Total VaR			$208	2,600

Total Stressed VaR (as presented in Table 43) uses a historical period of significant financial stress over a continuous 12 month period using historically available market data and is composed of Stressed General VaR and Stressed Specific Risk. Total Stressed VaR uses the same methodology and models as Total VaR.

Table 43: Total Stressed VaR

(in millions)	Quarter ended June 30, 2014
		Period
	Average	end	Low	High
Total Stressed VaR	$389	380	295	483

			Capital	RWAs
Total Stressed VaR			$1,167	14,589

Incremental Risk Charge according to the market risk capital rule, must capture losses due to both issuer default and migration risk at the 99.9% confidence level over the one-year capital horizon under the assumption of constant level of risk or a constant position assumption. The model covers all non-securitized credit-sensitive products.

The Company calculates Incremental Risk by generating a portfolio loss distribution using Monte Carlo simulation, which assumes numerous scenarios, where an assumption is made that the portfolio’s composition remains constant for a one-year time horizon. Individual issuer credit grade migration and issuer default risk is modeled through generation of the issuer’s credit rating transition based upon statistical modeling. Correlation between credit grade migration and default is captured by a multifactor proprietary model which takes into account industry classifications as well as regional effects. Additionally, the impact of market and issuer specific concentrations is reflected in the modeling framework by assignment of a higher charge for portfolios that have increasing concentrations in particular issuers or sectors. Lastly, the model captures product basis risk; that is, it reflects the material disparity between a position and its hedge.

Table 44 provides information on the Incremental Risk Charge results for the quarter ended June 30, 2014. For this charge, the required capital at quarter end equals the average for the quarter.

Table 44: Incremental Risk Charge

(in millions)	Quarter ended June 30, 2014
		Period
	Average	end	Low	High
Incremental
Risk Charge	$308	283	273	373

			Capital	RWAs
Incremental Risk Charge			$308	3,852

Securitized Products Charge  Basel III requires a separate market risk capital charge for positions classified as a securitization or re-securitization. The primary criteria for classification as a securitization are whether there is a transfer of risk and whether the credit risk associated with the underlying exposures has been separated into at least two tranches reflecting different levels of seniority. Covered trading securitizations positions include consumer and commercial asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), and collateralized loan and other debt obligations (CLO/CDO) positions. The securitization capital requirements are the greater of the capital requirements of the net long or short exposure, and are capped at the maximum loss that could be incurred on any given transaction. Table 45 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at June 30, 2014, and December 31, 2013.

Table 45: Covered Securitization Positions by Exposure Type (Market Value)

(in millions)	ABS	CMBS	RMBS	CLO/CDO

June 30, 2014

Securitization exposure:
Securities	$941	592	594	439
Derivatives	3	(4)	9	(47)
Total	$944	588	603	392

December 31, 2013

Securitization exposure:
Securities	$604	559	479	561
Derivatives	(2)	2	16	(72)
Total	$602	561	495	489

SECURITIZATION DUE DILIGENCE AND RISK MONITORING  The market risk capital rule requires that the Company conduct due diligence on the risk of each position within three days of the purchase of a securitization position. The Company’s due diligence provides an understanding of the features that would materially affect the performance of a securitization or re-securitization. The due diligence analysis is performed again on a quarterly basis for each securitization and re-securitization position. The Company manages the risks associated with securitization and re-securitization positions through the use of offsetting positions and portfolio diversification. The Company uses an automated solution to track the due diligence associated with securitization activity.

Standardized Specific Risk Charge   For positions that are not evaluated by the approved internal specific risk models, a regulatory prescribed standard specific risk charge is applied. The standard specific risk add-on for sovereign entities, public sector entities, and depository institutions is based on the Organization for Economic Co-operation and Development (OECD) country risk classifications (CRC) and the remaining contractual maturity of the position. These risk add-ons for debt positions range from 0.25% to 12%. The add-on for corporate debt is based on credit spreads and the remaining contractual maturity of the position. All other types of debt positions are subject to an 8% add-on. The standard specific risk add-on for equity positions is generally 8%.

Comprehensive Risk Charge / Correlation Trading  The market risk capital rule requires capital for correlation trading positions. The net market value of correlation trading positions that meet the definition of a covered position at June 30, 2014 was a net gain of less than $1 million. Correlation trading is a discontinued business in which the Company is no longer active, with current positions hedged and maturing over time. Given the immaterial aspect of this discontinued activity, the Company has elected not to develop an internal model based approach but will instead use standard specific risk charges for these positions.

Risk Management – Asset/Liability Management  (continued)

VaR Backtesting  The market risk capital rule requires backtesting as one form of validation of the VaR model. Backtesting is a comparison of the daily VaR estimate with the actual clean profit and loss (clean P&L) as defined by the market risk capital rule. Clean P&L is the change in the value of the Company’s covered trading positions that would have occurred had previous end-of-day covered trading positions remained unchanged (therefore, excluding fees, commissions, net interest income, and intraday trading gains and losses). The backtesting analysis compares the daily Total VaR for each of the trading days in the preceding 12 months with the net clean P&L. Clean P&L does not include credit adjustments and other activity not representative of daily price changes driven by market risk factors. The clean P&L measure of revenue is used to evaluate the performance of the Total VaR and is not comparable to our actual daily trading net revenues, as reported elsewhere in this Report.

Any observed clean P&L loss in excess of the Total VaR is considered a market risk regulatory capital backtesting exception. The actual number of exceptions (that is, the number of business days for which the clean P&L losses exceed the corresponding 1-day, 99% Total VaR measure) over the preceding 12 months is used to determine the capital multiplier for the capital calculation. The number of actual backtesting exceptions is dependent on current market performance relative to historic market volatility. This capital multiplier increases from a minimum of three to a maximum of four, depending on the number of exceptions. No backtesting exceptions occurred over the preceding 12 months.

Table 46 shows daily Total VaR (1-day, 99%) for the 12 months ended June 30, 2014. The Company’s average Total VaR for second quarter 2014 was $24 million with a low of $19 million and a high of $28 million.

Table 46:  Daily Total VaR Measure (Rolling 12 Months)

Market Risk Governance  The Finance Committee of our Board has primary oversight over market risk-taking activities of the Company and reviews the acceptable market risk appetite. The Corporate Risk Group’s Market Risk Committee, which reports to the Finance Committee of the Board, is responsible for governance and oversight over market risk-taking activities across the Company as well as the establishment of market risk appetite and associated limits. The Corporate Market Risk Group, which is part of the Corporate Risk Group, administers and monitors compliance with the requirements established by the Market Risk Committee. The Corporate Market Risk Group has oversight responsibilities in identifying, measuring and monitoring the Company’s market risk. The group is responsible for developing a quantitative market risk model, establishing independent risk limits, calculating and analyzing market risk capital, and reporting aggregated and line-of-business market risk information. Limits are regularly reviewed to ensure they remain relevant and within the market risk appetite for the Company. An automated limits-monitoring system enables a daily comprehensive review of multiple limits mandated across businesses. Limits are set with inner boundaries that will be periodically breached to promote an ongoing dialogue of risk exposure within the Company. Each line of business that exposes the Company to market risk has direct responsibility for managing market risk in accordance with defined risk tolerances and approved market risk mandates and hedging strategies. We measure and monitor market risk for both management and regulatory capital purposes.

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

All internal valuation models are subject to ongoing review by business-unit-level management, and all models are subject to additional oversight by a corporate-level risk management department. Corporate oversight responsibilities include evaluating the adequacy of business unit risk management programs, maintaining company-wide model validation policies and standards, and reporting the results of these activities to management.

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

Table 47 provides information regarding our marketable and nonmarketable equity investments as of June 30, 2014, and December 31, 2013.

Table 47: Nonmarketable and Marketable Equity Investments

		June 30,	Dec. 31,
(in millions)		2014	2013
Nonmarketable equity investments:
	Cost method:
	Private equity investments	$2,310	2,308
	Federal bank stock	4,546	4,670
	Total cost method	6,856	6,978
	Equity method and other:
	LIHTC investments (1)	6,347	6,209
	Private equity and other	5,386	5,782
	Total equity method and other	11,733	11,991
	Fair value (2)	1,902	1,386
	Total nonmarketable
	equity investments (3)	$20,491	20,355
Marketable equity securities:
	Cost	$1,935	2,039
	Net unrealized gains	1,180	1,346
	Total marketable
	equity securities (4)	$3,115	3,385

(1)	Represents low income housing tax credit investments.
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

Risk Management – Asset/Liability Management  (continued)

Liquidity and Funding  The objective of effective liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress. To achieve this objective, the Board of Directors establishes liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. These guidelines are monitored on a monthly basis by the Corporate ALCO and on a quarterly basis by the Board of Directors. These guidelines are established and monitored for both the consolidated company and for the Parent on a stand-alone basis to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries.

We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid securities. These assets make up our primary sources of liquidity, which are presented in Table 48. Our cash is primarily on deposit with the Federal Reserve. Securities included as part of our primary sources of liquidity are comprised of U.S. Treasury and federal agency debt, and mortgage-backed securities issued by federal agencies within our investment securities portfolio. We believe these securities provide quick sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Some of these securities are within the held-to-maturity portion of our investment securities portfolio and as such are not intended for sale but may be pledged to obtain financing. Some of the legal entities within our consolidated group of companies are subject to various regulatory, tax, legal and other restrictions that can limit the transferability of their funds. Accordingly, we believe we maintain adequate liquidity at these entities in consideration of such funds transfer restrictions.

Table 48: Primary Sources of Liquidity

	June 30, 2014			December 31, 2013
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits	$207,080	-	207,080	$186,249	-	186,249
Securities of U.S. Treasury and federal agencies (1)	24,328	882	23,446	6,280	571	5,709
Mortgage-backed securities of federal agencies (2)	123,050	60,975	62,075	123,796	60,605	63,191
Total	$354,458	61,857	292,601	$316,325	61,176	255,149

(1)	Included in encumbered securities at June 30, 2014, were securities with a fair value of $300 million which were purchased in June, but settled in July 2014.
(2)

Included in encumbered securities at June 30, 2014, were securities with a fair value of $230 million, which were purchased in June, but settled in July 2014. Included in encumbered securities at December 31, 2013, were securities with a fair value of $653 million, which were purchased in December 2013, but settled in January 2014.

Other than our primary sources of liquidity shown in Table 48, liquidity is also available through the sale or financing of other securities including trading and/or available-for-sale securities, as well as through the sale, securitization or financing of loans, to the extent such securities and loans are not encumbered. In addition, other securities in our held-to-maturity portfolio, to the extent not encumbered, may be pledged to obtain financing.

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2014, core deposits were 122% of total loans compared with 119% at December 31, 2013. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.

Table 49 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 49: Short-Term Borrowings

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in millions)	2014	2014	2013	2013	2013
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$45,379	39,254	36,263	36,881	38,486
Commercial paper	4,261	6,070	5,162	5,116	4,132
Other short-term borrowings	12,209	11,737	12,458	11,854	14,365
Total	$61,849	57,061	53,883	53,851	56,983
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$42,233	37,711	36,232	35,894	38,206
Commercial paper	5,221	5,713	4,731	4,610	4,855
Other short-term borrowings	11,391	11,078	11,323	12,899	14,751
Total	$58,845	54,502	52,286	53,403	57,812
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$45,379	39,589	36,263	36,881	39,451
Commercial paper (2)	5,175	6,070	5,162	5,116	5,500
Other short-term borrowings (3)	12,209	11,737	12,458	13,384	14,916

(1)	Highest month-end balance in each of the last five quarters was in June and February 2014 and December, September and May 2013.
(2)	Highest month-end balance in each of the last five quarters was in April and March 2014 and December, September and May 2013.
(3)	Highest month-end balance in each of the last five quarters was in June and March 2014 and December, July and April 2013.

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

Generally, rating agencies review a firm’s ratings at least annually. There were no changes to our credit ratings in second quarter 2014, and both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S. On June 24, 2014, DBRS confirmed all the ratings of Wells Fargo and its rated subsidiaries. Also, Standard and Poor’s Rating Services (S&P) is continuing its reassessment of whether to incorporate the likelihood of extraordinary government support into the ratings of certain bank holding companies, including the Parent, in light of regulatory developments related to the Title II Orderly Liquidation Authority of the Dodd-Frank Act that could make federal support less certain and predictable. S&P has not specified a timeframe for completion of their review.

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

The credit ratings of the Parent and Wells Fargo Bank, N.A. as of June 30, 2014, are presented in Table 50.

Risk Management – Asset/Liability Management  (continued)

Table 50: Credit Ratings

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

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In May 2014, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. At June 30, 2014, the Parent had available $43.4 billion in short-term debt issuance authority and $73.5 billion in long-term debt issuance authority. The Parent’s debt issuance authority granted by the Board includes short-term and long-term debt issued to affiliates. During the first half of 2014, the Parent issued $9.0 billion of senior notes, of which $6.2 billion were registered with the SEC. In addition, during the first half of 2014, the Parent issued $2.5 billion of subordinated notes, all of which were registered with the SEC. In addition, in July 2014, the Parent issued $250 million of registered senior notes.

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

Table 51 provides information regarding the Parent’s medium-term note (MTN) programs. The Parent may issue senior and subordinated debt securities under Series L & M, Series N & O, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices or bearing interest at a fixed or floating rate.

Table 51: Medium-Term Note (MTN) Programs

			June 30, 2014
				Debt	Available
		Date		issuance	for
(in billions)		established		authority	issuance
MTN program:
	Series L & M (1)	May 2012		$25.0	0.9
	Series N & O (1) (2)	May 2014		-	-
	Series K (1) (3)	April 2010		25.0	22.1
	European (4) (5)	December 2009		25.0	13.9
	European (4) (6)	August 2013		10.0	10.0
	Australian (4) (7)	June 2005	AUD	10.0	5.7

(1)	SEC registered.
(2)	The Parent can issue an indeterminate amount of debt securities, subject to the debt issuance authority granted by the Board described above.
(3)	As amended in April 2012.
(4)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
(5)

As amended in April 2012, April 2013 and April 2014. For securities to be admitted to listing on the Official List of the United Kingdom Financial Conduct Authority and to trade on the Regulated Market of the London Stock Exchange.

(6)

As amended in May 2014, for securities that will not be admitted to listing, trading and/or quotation by any stock exchange or quotation system, or will be admitted to listing, trading and/or quotation by a stock exchange or quotation system that is not considered to be a regulated market.

(7)	As amended in October 2005, March 2010 and September 2013.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At June 30, 2014, Wells Fargo Bank, N.A. had available $99.7 billion in short-term debt issuance authority and $74.4 billion in long-term debt issuance authority. In March 2012, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. During the first half of 2014, Wells Fargo Bank, N.A. issued $2.8 billion of senior notes under the bank note program. At June 30, 2014, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50 billion in short-term senior notes and $33.8 billion in long-term senior or subordinated notes. In July 2014, Wells Fargo Bank, N.A. issued $350 million of senior notes. In addition, during the first half of 2014, Wells Fargo Bank, N.A. executed advances of $3.0 billion with the Federal Home Loan Bank of Des Moines and as of June 30, 2014, Wells Fargo Bank, N.A. had outstanding advances of $22.0 billion with the Federal Home Loan Bank of Des Moines.

Wells Fargo Canada Corporation In February 2014, Wells Fargo Canada Corporation (WFCC), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to CAD $7.0 billion in medium-term notes. At June 30, 2014, CAD $7.0 billion still remained available for future issuance under this prospectus. During the first half of 2014, WFCC issued CAD $1.3 billion in medium-term notes under a prior base shelf prospectus. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

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

Capital Management

We have an active program for managing capital  through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of capital primarily include retention of earnings net of dividends, as well as issuances of common and preferred stock. Retained earnings increased $7.6 billion from December 31, 2013, predominantly from Wells Fargo net income of $11.6 billion, less common and preferred stock dividends of $4.0 billion. During second quarter 2014, we issued approximately 24 million shares of common stock. We also issued 2 million Depositary Shares, each representing 1/25th interest in a share of the Company’s newly issued 5.9% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series S, for an aggregate public offering price of $2.0 billion.  In July 2014, we issued 32 million Depositary Shares, each representing 1/1000th interest in a share of the Company’s newly issued Non-Cumulative Perpetual Class A Preferred Stock, Series T, for an aggregate public offering price of $800 million. During second quarter 2014, we repurchased approximately 24 million shares of common stock in open market transactions and from employee benefit plans, at a net cost of $1.2 billion, and 15 million  shares of common stock in settlement of a $750 million forward purchase contract entered into in April 2014. In addition, the Company entered into a $1.0 billion forward purchase contract in June 2014 with an unrelated third party that settled in July 2014 for 19.5 million shares and, in July 2014, entered into a $1.0 billion forward purchase contract with an unrelated third party that is expected to settle in fourth quarter 2014 for approximately 21 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Regulatory Capital Guidelines

The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At June 30, 2014, the Company and each of our insured depository institutions were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

The RBC guidelines, which have their roots in the 1988 capital accord of the Basel Committee on Banking Supervision (BCBS) establishing international guidelines for determining regulatory capital, reflect broad credit risk considerations and market-related risks, but do not take into account other types of risk facing a financial services company. Our capital adequacy assessment process contemplates a wide range of risks that the Company is exposed to and also takes into consideration our performance under a variety of stressed economic conditions, as well as regulatory expectations and guidance, rating agency viewpoints and the view of capital markets participants.

The market risk capital rule, effective January 1, 2013, is reflected in the Company’s calculation of RWAs to address the market risks of significant trading activities. In December 2013, the FRB approved a final rule, effective April 1, 2014, revising the market risk capital rule to, among other things, conform to the FRB’s new capital framework finalized in July 2013 and discussed below. For additional information see the “Risk Management – Asset/Liability Management” section in this Report.

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

We were required to comply with the final Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. The Basel III capital rules are scheduled to be fully phased-in by January 1, 2022. Based on the final capital rules, we estimate that our CET1 ratio under the final Basel III capital rules using the Advanced Approach (fully phased-in) exceeded the minimum of 7.0% by 314 basis points at June 30, 2014.

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

In addition to CCAR, federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The FRB recently proposed, but has not yet finalized, rules amending the existing capital plan and stress testing rules. The proposal would modify the start date of capital plan and stress testing cycles and would limit a large BHCs ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we completed a mid-cycle stress test based on March 31, 2014, data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB in July 2014 and expect to disclose a summary of the results in September 2014.

Securities Repurchases

From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Additionally, we may enter into plans to purchase stock that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and

Capital Management (continued)

acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our capital plan and to changes in our risk profile.

In October 2012, the Board authorized the repurchase of 200 million shares, which was completed by July 2014. The Board authorized the repurchase of an additional 350 million shares in March 2014. At June 30, 2014, we had remaining authority to repurchase  approximately 351 million  shares, subject to regulatory and legal conditions. For more information about share repurchases during 2014, see Part II, Item 2 in this Report.

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

In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which occurred in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At June 30, 2014, there were 39,108,764 warrants outstanding and exercisable and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Risk-Based Capital and Risk-Weighted Assets

Table 52 and Table 53 provide information regarding the composition of and change in our risk-based capital, respectively, under Basel I and Basel III (General Approach).

Table 52: Risk-Based Capital Components

		Under Basel III
		(General	Under
		Approach) (1)	Basel I
		June 30,	Dec. 31,
(in billions)		2014	2013
Total equity		$181.5	171.0
Noncontrolling interests		(0.6)	(0.9)
Total Wells Fargo stockholders' equity		180.9	170.1
Adjustments:
Preferred stock		(17.2)	(15.2)
Cumulative other comprehensive income (2)		(3.2)	(1.4)
Goodwill and other intangible assets (2)(3)		(25.6)	(29.6)
Investment in certain subsidiaries and other		(0.1)	(0.4)
Common Equity Tier 1 (1)(4)	(A)	134.8	123.5
Preferred stock		17.2	15.2
Qualifying hybrid securities and noncontrolling interests		-	2.0
Other		(0.3)	-
Total Tier 1 capital		151.7	140.7
Long-term debt and other instruments qualifying as Tier 2		24.0	20.5
Qualifying allowance for credit losses		13.8	14.3
Other		-	0.7
Total Tier 2 capital		37.8	35.5
Total qualifying capital	(B)	$189.5	176.2

Basel III Risk-Weighted Assets (RWAs) (5) :
Credit risk		$1,145.7
Market risk		46.8
Basel I RWAs (5):
Credit risk			1,105.2
Market risk			36.3
Total Basel III / Basel I RWAs	(C)	$1,192.5	1,141.5

Capital Ratios:
Common Equity Tier 1 to total RWAs	(A)/(C)	11.31%	10.82
Total capital to total RWAs	(B)/(C)	15.89	15.43

(1)

Basel III revises the definition of capital, increases minimum capital ratios, and introduces a minimum Common Equity Tier 1 (CET1) ratio. These changes are being fully phased-in effective January 1, 2014, through the end of 2021 and the capital ratios will be determined using Basel III (General Approach) RWAs during 2014. See Table 55 in this section for a summary of changes in RWAs from December 31, 2013, to June 30, 2014.

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

Capital Management (continued)

Table 53: Analysis of Changes in Capital Under Basel III (General Approach)

(in billions)
Common Equity Tier 1 at December 31, 2013		$123.5
Net income		11.0
Common stock dividends		(3.4)
Common stock issued and repurchased		(2.4)
Goodwill and other intangible assets (net of any associated deferred tax liabilities)		4.0
Other		2.1
Change in Common Equity Tier 1		11.3
Common Equity Tier 1 at June 30, 2014		$134.8

Tier 1 capital at December 31, 2013		$140.7
Change in Common Equity Tier 1		11.3
Issuance of noncumulative perpetual preferred		2.0
Other		(2.3)
Change in Tier 1 capital		11.0
Tier 1 capital at June 30, 2014	(A)	$151.7

Tier 2 capital at December 31, 2013		$35.5
Change in long-term debt and other instruments qualifying as Tier 2		3.5
Change in qualifying allowance for credit losses		(0.5)
Other		(0.7)
Change in Tier 2 capital		2.3
Tier 2 capital at June 30, 2014	(B)	37.8
Total qualifying capital	(A) + (B)	$189.5

Table 54 presents information on the components of RWAs included within our regulatory capital ratios. RWAs prior to 2014 were determined under Basel I, and RWAs in 2014 reflect the transition to Basel III (General Approach).

Table 54: Basel III (General Approach) RWAs / Basel I RWAs

		June 30,	Dec. 31,
(in millions)		2014	2013
On-balance sheet RWAs
	Investment securities	$88,041	93,445
	Securities financing transactions (1)	10,337	10,385
	Loans (2)	699,825	680,953
	Market risk	46,782	36,339
	Other	108,916	91,788
	Total on-balance sheet RWAs	953,901	912,910
Off-balance sheet RWAs
	Commitments and guarantees (3)	206,797	199,197
	Derivatives	11,159	10,545
	Other	20,646	18,862
	Total off-balance sheet RWAs	238,602	228,604
	Total Basel III / Basel I RWAs	$1,192,503	1,141,514

(1)	Represents federal funds sold and securities purchased under resale agreements.
(2)	Represents loans held for sale and loans held for investment.
(3)	Primarily includes financial standby letters of credit and other unused commitments.

Table 55 presents changes in RWAs for the first half of 2014. Effective January 1, 2014, we commenced transitioning  RWAs from Basel I to Basel III (General Approach) under final rules adopted by federal banking regulators in July 2013.

Table 55: Analysis of Changes in RWAs

(in millions)
Basel I RWAs at December 31, 2013	$1,141,514
Net change in on-balance sheet RWAs:
Investment securities	(5,404)
Securities financing transactions	(48)
Loans	18,872
Market risk	10,443
Other	17,128
Total change in on-balance sheet RWAs	40,991
Net change in off-balance sheet RWAs:
Commitments and guarantees	7,600
Derivatives	614
Other	1,784
Total change in off-balance sheet RWAs	9,998
Total change in RWAs	50,989
Basel III (General Approach) RWAs at June 30, 2014	$1,192,503

The increase in total RWAs from December 31, 2013, was primarily due to increased lending activity.

Table 56 provides information regarding our CET1 calculation as estimated under Basel III using the Advanced Approach, fully phased-in method.

Table 56: Common Equity Tier 1 Under Basel III (Advanced Approach, Fully Phased-In) (1)(2)

(in billions)	June 30, 2014
Common Equity Tier 1 (transition amount) under Basel III		$134.8
Adjustments from transition amount to fully phased-in Basel III (3):
Cumulative other comprehensive income		3.2
Other		(2.6)
Total adjustments		0.6
Common Equity Tier 1 (fully phased-in) under Basel III	(C)	$135.4
Total RWAs anticipated under Basel III (4)	(D)	$1,335.3
Common Equity Tier 1 to total RWAs anticipated under Basel III (Advanced Approach, fully phased-in)	(C)/(D)	10.14%

(1)

CET1 is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews CET1 along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

(2)

The Basel III CET1 and RWAs are estimated based on the Basel III capital rules adopted July 2, 2013, by the FRB. The rules establish a new comprehensive capital framework for U.S. banking organizations that implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. The rules are being fully phased-in effective January 1, 2014, through the end of 2021.

(3)	Assumes cumulative other comprehensive income is fully phased-in and certain other intangible assets are fully phased out under Basel III capital rules.
(4)

The final Basel III capital rules provide for two capital frameworks: the Standardized Approach intended to replace Basel I, and the Advanced Approach applicable to certain institutions. Under the final rules, we will be subject to the lower of our CET1 ratio calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. Accordingly, the estimate of RWAs has been determined under the Advanced Approach because management's estimate of RWAs is currently higher using the Advanced Approach, and thus results in a lower CET1, compared with the Standardized Approach. Basel III capital rules adopted by the Federal Reserve Board incorporate different classification of assets, with risk weights based on Wells Fargo's internal models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements.

Regulatory Reform

Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.

The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Reform” and “Risk Factors” sections of our 2013 Form 10-K and the “Regulatory Reform” section of our 2014 First Quarter Report on Form 10-Q.

VOLCKER RULE  The Volcker Rule, with limited exceptions, prohibits banking entities from engaging in proprietary trading or owning any interest in or sponsoring or having certain relationships with a hedge fund, a private equity fund or certain structured transactions that are deemed covered funds. On December 10, 2013, federal banking regulators, the SEC and CFTC (collectively, the “Volcker supervisory regulators”) jointly released a final rule to implement the Volcker Rule’s restrictions. Banking entities are not required to come into compliance with the Volcker Rule’s restrictions until July 21, 2015. Banking entities with $50 billion or more in trading assets and liabilities such as Wells Fargo, however, are required to report to the Volcker supervisory regulators certain trading metrics beginning June 30, 2014. During the conformance period, banking entities are expected to engage in “good-faith” planning efforts, appropriate for their activities and investments, to enable them to conform all of their activities and investments to the Volcker Rule’s restrictions by no later than July 21, 2015. Limited further extensions of the compliance period may be granted at the discretion of the FRB. The FRB recently announced that it intends to exercise its authority to give banking entities two additional one-year extensions to conform their ownership interests in and sponsorships of certain collateralized loan obligations that meet the definition of covered fund under the rule. As a banking entity with more than $50 billion in consolidated assets, we will also be subject to enhanced compliance program requirements. We continue to evaluate the final rule and assess its impact on our trading and investment activities, but we do not anticipate a material impact to our financial results from the rule as prohibited proprietary trading and covered fund investment activities are not significant to our financial results. Moreover, we already have reduced or exited certain businesses in anticipation of the rule’s compliance date and expect to have to make limited divestments in non-conforming funds as a result of the rule.

ENHANCED REGULATION OF MONEY MARKET MUTUAL FUNDS  On July 23, 2014, the SEC adopted a rule governing money market mutual funds that, among other things, requires significant structural changes to these funds, including requiring institutional prime money market funds to maintain a variable net asset value and providing for the imposition of liquidity fees and redemption gates for all non-governmental money market funds during periods in which they experience liquidity impairments of a certain magnitude. The SEC has provided a period of two years following the effective date of the rule for funds to comply with these structural changes.

REGULATION OF INTERCHANGE TRANSACTION FEES (THE DURBIN AMENDMENT)  On October 1, 2011, the FRB rule enacted to implement the Durbin Amendment to the Dodd-Frank Act that limits debit card interchange transaction fees to those “reasonable” and “proportional” to the cost of the transaction became effective. The rule generally established that the maximum allowable interchange fee that an issuer may receive or charge for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. On July 31, 2013, the U.S. District Court for the District of Columbia ruled that the approach used by the FRB in setting the maximum allowable interchange transaction fee impermissibly included costs that were specifically excluded from consideration under the Durbin Amendment. The District Court’s decision maintained the current interchange transaction fee standards until the FRB drafted new regulations or interim standards. In August 2013, the FRB filed a notice of appeal of the decision to the United States Court of Appeals for the District of Columbia. In September 2013, the Court of Appeals granted a joint motion for an expedited appeal, and the District Court’s order was stayed pending the appeal. In March 2014, the Court of Appeals reversed the District Court’s decision, but did direct the FRB to provide further explanation regarding its treatment of the costs of monitoring transactions. The plaintiffs did not file a petition for rehearing with the Court of Appeals but have requested and received an extension of time to file a petition for writ of certiorari with the U.S. Supreme Court.

 “LIVING WILL” REQUIREMENTS AND RELATED MATTERS  Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically revise resolution plans, so-called “living wills”, that would facilitate their resolution in the event of material distress or failure. Wells Fargo submitted its second annual resolution plan under these rules on June 26, 2014. Our national bank subsidiary, Wells Fargo Bank, N.A., is also required to prepare a resolution plan for the FDIC under separate regulatory authority and submitted its second annual plan on June 16, 2014.

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

Current Accounting Developments

The following accounting pronouncements have been issued by the FASB but are not yet effective:

•       Accounting Standards Update (ASU or Update) 2014-12 – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period;

•       ASU 2014-11 – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures;

•       ASU 2014-09 – Revenue from Contracts With Customers (Topic 606);

•       ASU 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity; and

•       ASU 2014-01 - Accounting for Investments in Qualified Affordable Housing Projects.

ASU 2014-12 provides accounting guidance for employee share-based payment awards with a specific performance target. The Update clarifies that awards containing a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the cost attributable to service periods that employees have already completed.  This guidance is effective for us in first quarter 2016 with early adoption permitted.  The guidance can be applied prospectively to awards granted or modified after the effective date or retrospectively to awards outstanding in the prior periods presented.  The Update will not affect our consolidated financial statements as the guidance is consistent with our current practice.

ASU 2014-11 changes the accounting for certain repurchase agreements and similar transactions and requires new disclosures.  The Update eliminates the difference in accounting treatment for repurchase agreements that settle at the same time as transferred financial assets (repurchase-to-maturity transactions) and repurchase agreements that settle before the maturity of the transferred financial asset. Under the new guidance, repurchase-to-maturity transactions must be accounted for as secured borrowings and not as sales with forward agreements, as is required under current accounting. The Update also requires separate accounting treatment for repurchase financing arrangements where an agreement to transfer a financial asset is executed at the same time as a repurchase agreement with the same counterparty. Under such arrangements, the repurchase agreement is accounted for as a secured borrowing.  The new disclosure requirements include expanded information about transfers accounted for as sales, such as the carrying amount of assets derecognized and the amount of gross proceeds received.  In addition, new disclosures will be required for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions, including the remaining contractual maturity of the agreements, and discussion of the potential risks associated with the agreements and related collateral. The accounting changes are effective for us in first quarter 2015 with early adoption prohibited. The disclosures are required in first quarter 2015 for transfers accounted for as sales with the remaining disclosures required in second quarter 2015. We are evaluating the impact this Update will have on our consolidated financial statements.

ASU 2014-09 modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards.  The Update requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services.  The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. The Update is effective for us in first quarter 2017 with retrospective application to prior periods presented or retrospectively as a cumulative effect adjustment in the period of adoption.  Early adoption is not permitted. We are evaluating the impact this Update will have on our consolidated financial statements.

ASU 2014-08 changes the definition and reporting requirements for discontinued operations. Under the new guidance, an entity’s disposal of a component or group of components must be reported in discontinued operations if the disposal is a strategic shift that has or will have a significant effect on the entity’s operations and financial results. Major strategic shifts include disposals of a significant geographic area or line of business. This guidance also requires new disclosures on discontinued operations, such as the income statement line items making up the pretax profit or loss of the discontinued operations and information on significant continuing involvement with discontinued operations. These changes are effective for us in first quarter 2015 with prospective application. Early adoption is permitted for disposals that have not been previously reported. This Update will not have a material impact on our consolidated financial statements.

ASU 2014-01 amends the accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit. The Update allows companies to make an accounting policy election to amortize the cost of its investments in proportion to the tax benefits received if certain criteria are met and present the amortization as a component of income tax expense. The new guidance is effective in first quarter 2015 with early adoption permitted. Additionally, the new accounting guidance requires incremental disclosures for all entities that invest in qualified affordable housing projects regardless of the policy election. We do not intend to adopt the accounting policy election permitted by the Update, and therefore, it will not affect our consolidated financial statements.

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

Controls and Procedures

Disclosure Controls and Procedures

The Company’s management evaluated the effectiveness, as of June 30, 2014, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Interest income
Trading assets	$407	340	781	667
Investment securities	2,112	2,034	4,222	3,959
Mortgages held for sale	195	378	365	749
Loans held for sale	1	4	3	7
Loans	8,852	8,902	17,598	17,763
Other interest income	226	169	436	332
Total interest income	11,793	11,827	23,405	23,477
Interest expense
Deposits	275	353	554	722
Short-term borrowings	14	17	26	37
Long-term debt	620	632	1,239	1,329
Other interest expense	93	75	180	140
Total interest expense	1,002	1,077	1,999	2,228
Net interest income	10,791	10,750	21,406	21,249
Provision for credit losses	217	652	542	1,871
Net interest income after provision for credit losses	10,574	10,098	20,864	19,378
Noninterest income
Service charges on deposit accounts	1,283	1,248	2,498	2,462
Trust and investment fees	3,609	3,494	7,021	6,696
Card fees	847	813	1,631	1,551
Other fees	1,088	1,089	2,135	2,123
Mortgage banking	1,723	2,802	3,233	5,596
Insurance	453	485	885	948
Net gains from trading activities	382	331	814	901
Net gains (losses) on debt securities (1)	71	(54)	154	(9)
Net gains from equity investments (2)	449	203	1,296	316
Lease income	129	225	262	355
Other	241	(8)	356	449
Total noninterest income	10,275	10,628	20,285	21,388
Noninterest expense
Salaries	3,795	3,768	7,523	7,431
Commission and incentive compensation	2,445	2,626	4,861	5,203
Employee benefits	1,170	1,118	2,542	2,701
Equipment	445	418	935	946
Net occupancy	722	716	1,464	1,435
Core deposit and other intangibles	349	377	690	754
FDIC and other deposit assessments	225	259	468	551
Other	3,043	2,973	5,659	5,634
Total noninterest expense	12,194	12,255	24,142	24,655
Income before income tax expense	8,655	8,471	17,007	16,111
Income tax expense	2,869	2,863	5,146	5,283
Net income before noncontrolling interests	5,786	5,608	11,861	10,828
Less: Net income from noncontrolling interests	60	89	242	138
Wells Fargo net income	$5,726	5,519	11,619	10,690

Less: Preferred stock dividends and other	302	247	588	487
Wells Fargo net income applicable to common stock	$5,424	5,272	11,031	10,203
Per share information
Earnings per common share	$1.02	1.00	2.09	1.93
Diluted earnings per common share	1.01	0.98	2.06	1.90
Dividends declared per common share	0.35	0.30	0.65	0.55
Average common shares outstanding	5,268.4	5,304.7	5,265.6	5,291.9
Diluted average common shares outstanding	5,350.8	5,384.6	5,353.2	5,369.9

(1)  Total other-than-temporary impairment (OTTI) losses (reversal of losses) were $3 million and $64 million for  second quarter 2014 and 2013, respectively. Of total OTTI, losses of $13 million and $71 million were recognized in earnings, and reversal of losses of $(10) million and $(7) million were recognized as non-credit-related OTTI in other comprehensive income for second quarter 2014 and 2013, respectively. Total other-than-temporary impairment (OTTI) losses (reversal of losses) were $(11) million and $49 million for the first half of 2014 and 2013, respectively. Of total OTTI, losses of $20 million and $105 million were recognized in earnings, and reversal of losses of $(31) million and $(56) million were recognized as non-credit-related OTTI in other comprehensive income for the first half of 2014 and 2013, respectively.

(2)  Includes OTTI losses of $69 million and $40 million for second quarter 2014 and 2013, respectively, and $197 million and $84 million for the first half of 2014 and 2013, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Wells Fargo net income	$5,726	5,519	11,619	10,690
Other comprehensive income (loss), before tax:
Investment securities:
Net unrealized gains (losses) arising during the period	2,085	(6,130)	4,810	(6,764)
Reclassification of net (gains) losses to net income	(150)	30	(544)	(83)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	212	(10)	256	(3)
Reclassification of net gains on cash flow hedges to net income	(115)	(69)	(221)	(156)
Defined benefit plans adjustments:
Net actuarial gains (losses) arising during the period	(12)	772	(12)	778
Amortization of net actuarial loss, settlements and other to net income	20	113	38	162
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	17	(21)	-	(39)
Reclassification of net (gains) losses to net income	-	(15)	6	(15)
Other comprehensive income (loss), before tax	2,057	(5,330)	4,333	(6,120)
Income tax (expense) benefit related to other comprehensive income	(816)	1,979	(1,647)	2,267
Other comprehensive income (loss), net of tax	1,241	(3,351)	2,686	(3,853)
Less: Other comprehensive loss from noncontrolling interests	(124)	(3)	(45)	-
Wells Fargo other comprehensive income (loss), net of tax	1,365	(3,348)	2,731	(3,853)

Wells Fargo comprehensive income	7,091	2,171	14,350	6,837
Comprehensive income (loss) from noncontrolling interests	(64)	86	197	138
Total comprehensive income	$7,027	2,257	14,547	6,975

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet

	June 30,	Dec. 31,
(in millions, except shares)	2014	2013
Assets	(Unaudited)
Cash and due from banks	$20,635	19,919
Federal funds sold, securities purchased under resale agreements and other short-term investments	238,719	213,793
Trading assets	71,674	62,813
Investment securities:
Available-for-sale, at fair value	248,961	252,007
Held-to-maturity, at cost (fair value $30,386 and $12,247)	30,108	12,346
Mortgages held for sale (includes $16,448 and $13,879 carried at fair value) (1)	21,064	16,763
Loans held for sale (includes $1 and $1 carried at fair value) (1)	9,762	133

Loans (includes $5,926 and $5,995 carried at fair value) (1)(2)	828,942	822,286
Allowance for loan losses	(13,101)	(14,502)
Net loans (2)	815,841	807,784
Mortgage servicing rights:
Measured at fair value	13,900	15,580
Amortized	1,196	1,229
Premises and equipment, net	8,977	9,156
Goodwill	25,705	25,637
Other assets (includes $1,902 and $1,386 carried at fair value) (1)	92,332	86,342
Total assets (2)(3)	$1,598,874	1,523,502
Liabilities
Noninterest-bearing deposits	$308,099	288,117
Interest-bearing deposits	810,478	791,060
Total deposits	1,118,577	1,079,177
Short-term borrowings	61,849	53,883
Accrued expenses and other liabilities (2)	69,021	66,436
Long-term debt	167,878	152,998
Total liabilities (2)(4)	1,417,325	1,352,494
Equity
Wells Fargo stockholders' equity:
Preferred stock	18,749	16,267
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares;
issued 5,481,811,474 shares and 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	59,926	60,296
Retained earnings	99,926	92,361
Cumulative other comprehensive income	4,117	1,386
Treasury stock – 231,916,784 shares and 224,648,769 shares	(9,271)	(8,104)
Unearned ESOP shares	(1,724)	(1,200)
Total Wells Fargo stockholders' equity	180,859	170,142
Noncontrolling interests	690	866
Total equity	181,549	171,008
Total liabilities and equity (2)	$1,598,874	1,523,502

(1)  Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)  Financial information for certain periods prior to 2014 was revised to reflect our determination that certain factoring arrangements did not qualify as loans. See Note 1 for more information.

(3)  Our consolidated assets at June 30, 2014 and December 31, 2013, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $175 million and $165 million; Trading assets, $34 million and $162 million; Investment Securities, $1.1 billion and $1.4 billion; Mortgages held for sale, $0 million and $38 million; Net loans, $5.5 billion and $6.0 billion; Other assets, $326 million and $347 million, and Total assets, $7.2 billion and $8.1 billion, respectively.

(4)  Our consolidated liabilities at June 30, 2014 and December 31, 2013, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $16 million and $29 million; Accrued expenses and other liabilities, $48 million and $90 million; Long-term debt, $2.1 billion and $2.3 billion; and Total liabilities, $2.2 billion and $2.4 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance January 1, 2013	10,558,865	$12,883	5,266,314,176	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			60,150,600
Common stock repurchased (1)			(43,293,905)
Preferred stock issued to ESOP	1,200,000	1,200
Preferred stock released by ESOP
Preferred stock converted to common shares	(719,590)	(720)	18,985,851
Preferred stock issued	25,000	625
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	505,410	1,105	35,842,546	-
Balance June 30, 2013	11,064,275	$13,988	5,302,156,722	$9,136

Balance January 1, 2014	10,881,195	$16,267	5,257,162,705	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			50,949,650
Common stock repurchased (1)			(72,897,568)
Preferred stock issued to ESOP	1,217,000	1,217
Preferred stock released by ESOP
Preferred stock converted to common shares	(735,699)	(735)	14,679,903
Preferred stock issued	80,000	2,000
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	561,301	2,482	(7,268,015)	-
Balance June 30, 2014	11,442,496	$18,749	5,249,894,690	$9,136

(1)  For the first half of 2014, includes $1.0 billion related to a private forward repurchase transaction entered into in second quarter 2014 that settled in July 2014 for 19.5 million shares of common stock. For the first half of 2013, includes $500 million related to a private forward repurchase transaction entered into in second quarter 2013 that settled in third quarter 2013 for 12.5 million shares of common stock. See Note 1 for additional information.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders'	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity
59,802	77,679	5,650	(6,610)	(986)	157,554	1,357	158,911
	10,690				10,690	138	10,828
		(3,853)			(3,853)	-	(3,853)
(1)					(1)	(139)	(140)
14	(10)		1,795		1,799		1,799
(300)			(1,636)		(1,936)		(1,936)
108				(1,308)	-		-
(64)				784	720		720
136			584		-		-
(15)					610		610
39	(2,950)				(2,911)		(2,911)
	(486)				(486)		(486)
156					156		156
462					462		462
(392)			9		(383)		(383)
143	7,244	(3,853)	752	(524)	4,867	(1)	4,866
59,945	84,923	1,797	(5,858)	(1,510)	162,421	1,356	163,777

60,296	92,361	1,386	(8,104)	(1,200)	170,142	866	171,008
	11,619				11,619	242	11,861
		2,731			2,731	(45)	2,686
(1)					(1)	(373)	(374)
(176)			1,749		1,573		1,573
(500)			(3,479)		(3,979)		(3,979)
108				(1,325)	-		-
(66)				801	735		735
182			553		-		-
(5)					1,995		1,995
44	(3,467)				(3,423)		(3,423)
	(587)				(587)		(587)
330					330		330
538					538		538
(824)			10		(814)		(814)
(370)	7,565	2,731	(1,167)	(524)	10,717	(176)	10,541
59,926	99,926	4,117	(9,271)	(1,724)	180,859	690	181,549

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income before noncontrolling interests	$11,861	10,828
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	542	1,871
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	1,040	(2,269)
Depreciation, amortization and accretion	1,303	1,643
Other net gains	(118)	(6,404)
Stock-based compensation	1,144	1,139
Excess tax benefits related to stock incentive compensation	(330)	(158)
Originations of MHFS	(68,250)	(203,840)
Proceeds from sales of and principal collected on mortgages originated for sale	54,849	191,426
Proceeds from sales of and principal collected on LHFS	192	242
Purchases of LHFS	(102)	(187)
Net change in:
Trading assets	2,679	27,924
Deferred income taxes	(470)	2,170
Accrued interest receivable	3	(186)
Accrued interest payable	326	198
Other assets	(6,170)	(1,156)
Other accrued expenses and liabilities	1,103	(1,126)
Net cash provided (used) by operating activities	(398)	22,115
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements
and other short-term investments	(23,667)	(13,047)
Available-for-sale securities:
Sales proceeds	1,670	2,166
Prepayments and maturities	16,573	27,721
Purchases	(10,954)	(52,238)
Held-to-maturity securities:
Paydowns and maturities	3,422	-
Purchases	(20,637)	-
Nonmarketable equity investments:
Sales proceeds	1,897	1,133
Purchases	(1,565)	(998)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(29,987)	(15,275)
Proceeds from sales (including participations) of loans originated for
investment	9,209	4,692
Purchases (including participations) of loans	(2,783)	(3,729)
Principal collected on nonbank entities’ loans	6,455	12,012
Loans originated by nonbank entities	(6,054)	(10,410)
Net cash paid for acquisitions	(174)	-
Proceeds from sales of foreclosed assets and short sales	4,299	5,358
Net cash from purchases and sales of MSRs	(72)	530
Other, net	(377)	1,109
Net cash used by investing activities	(52,745)	(40,976)
Cash flows from financing activities:
Net change in:
Deposits	39,400	18,750
Short-term borrowings	7,966	(203)
Long-term debt:
Proceeds from issuance	18,493	15,712
Repayment	(6,733)	(16,076)
Preferred stock:
Proceeds from issuance	1,995	610
Cash dividends paid	(570)	(486)
Common stock:
Proceeds from issuance	1,052	1,337
Repurchased	(3,979)	(1,838)
Cash dividends paid	(3,347)	(2,850)
Excess tax benefits related to stock incentive compensation	330	158
Net change in noncontrolling interests	(850)	(174)
Other, net	102	-
Net cash provided by financing activities	53,859	14,940
Net change in cash and due from banks	716	(3,921)
Cash and due from banks at beginning of period	19,919	21,860
Cash and due from banks at end of period	$20,635	17,939
Supplemental cash flow disclosures:
Cash paid for interest	$1,673	2,030
Cash paid for income taxes	4,091	4,883

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K). There were no material changes to these policies in the first half of 2014. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5 (Loans and Allowance for Credit Losses)), valuations of residential mortgage servicing rights (MSRs) (Note 7 (Securitizations and Variable Interest Entities) and Note 8 (Mortgage Banking Activities)) and financial instruments (Note 13 (Fair Values of Assets and Liabilities)), liability for mortgage loan repurchase losses (Note 8 (Mortgage Banking Activities)) and income taxes. Actual results could differ from those estimates.

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

Our payments to the counterparties for these contracts are recorded  in permanent equity in the quarter paid and are not subject to re-measurement. The classification of the up-front payments as permanent equity assures that we have appropriate repurchase timing consistent with our 2014 capital plan, which contemplated a fixed dollar amount available per quarter for share repurchases pursuant to Federal Reserve Board (FRB) supervisory guidance. In return, the counterparty agrees to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. There are no scenarios where the contracts would not either physically settle in shares or allow us to choose the settlement method. Our total number of outstanding shares of common stock is not reduced until settlement of the private share repurchase contract.

In June 2014, we entered into a private forward repurchase contract and paid $1.0 billion to an unrelated third party.  This contract settled in July 2014 for 19.5 million shares of common stock. At June 30, 2013, we had a $500 million private repurchase contract outstanding that settled in third quarter 2013 for 12.5 million shares of common stock.

Supplemental Cash Flow Information  Significant noncash activities are presented below.

	Six months ended June 30,
(in millions)	2014	2013
Trading assets retained from securitization of MHFS	$12,373	29,074
Transfers from loans to MHFS	6,662	4,855
Transfers from loans to LHFS	9,828	133
Transfers from loans to foreclosed assets (1)	2,268	1,563

(1)  Includes $1.4 billion and $687 million in transfers of government insured/guaranteed loans for the six months ended June 30, 2014 and 2013, respectively. Six months ended June 30, 2013, has been revised to correct previously reported amount.

Subsequent Events  We have evaluated the effects of events that have occurred subsequent to June 30, 2014, and there have been no material events that would require recognition in our second quarter 2014  consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

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

In the first half of 2014, we completed one acquisition of a railcar and locomotive leasing business with combined total assets of $422 million. We had no pending business combinations as of June 30, 2014.

Note 3:  Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments

The following table provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. The majority of interest-earning deposits at June 30, 2014 and December 31, 2013, were held at the Federal Reserve.

	June 30,	Dec. 31,
(in millions)	2014	2013
Federal funds sold and securities
purchased under resale agreements	$29,432	25,801
Interest-earning deposits	207,080	186,249
Other short-term investments	2,207	1,743
Total	$238,719	213,793

We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $9.7 billion and $10.1 billion at June 30, 2014 and December 31, 2013, respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section of Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4:  Investment Securities

The following table provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after‑tax basis as a component of cumulative OCI.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

June 30, 2014

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$6,565	15	(166)	6,414
Securities of U.S. states and political subdivisions	43,193	1,838	(252)	44,779
Mortgage-backed securities:
Federal agencies	115,659	2,912	(1,663)	116,908
Residential	9,830	1,407	(18)	11,219
Commercial	17,164	1,105	(55)	18,214
Total mortgage-backed securities	142,653	5,424	(1,736)	146,341
Corporate debt securities	18,615	1,024	(60)	19,579
Collateralized loan and other debt obligations (1)	20,314	585	(68)	20,831
Other (2)	7,469	438	(5)	7,902
Total debt securities	238,809	9,324	(2,287)	245,846
Marketable equity securities:
Perpetual preferred securities	1,640	174	(52)	1,762
Other marketable equity securities	295	1,058	-	1,353
Total marketable equity securities	1,935	1,232	(52)	3,115
Total available-for-sale securities	240,744	10,556	(2,339)	248,961
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	17,777	141	(4)	17,914
Securities of U.S. states and political subdivisions	41	-	-	41
Federal agency mortgage-backed securities	6,030	112	-	6,142
Collateralized loan and other debt obligations (1)	1,162	3	-	1,165
Other (2)	5,098	26	-	5,124
Total held-to-maturity securities	30,108	282	(4)	30,386
Total	$270,852	10,838	(2,343)	279,347

December 31, 2013

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$6,592	17	(329)	6,280
Securities of U.S. states and political subdivisions	42,171	1,092	(727)	42,536
Mortgage-backed securities:
Federal agencies	119,303	1,902	(3,614)	117,591
Residential	11,060	1,433	(40)	12,453
Commercial	17,689	1,173	(115)	18,747
Total mortgage-backed securities	148,052	4,508	(3,769)	148,791
Corporate debt securities	20,391	976	(140)	21,227
Collateralized loan and other debt obligations (1)	19,610	642	(93)	20,159
Other (2)	9,232	426	(29)	9,629
Total debt securities	246,048	7,661	(5,087)	248,622
Marketable equity securities:
Perpetual preferred securities	1,703	222	(60)	1,865
Other marketable equity securities	336	1,188	(4)	1,520
Total marketable equity securities	2,039	1,410	(64)	3,385
Total available-for-sale securities	248,087	9,071	(5,151)	252,007
Held-to-maturity securities:
Federal agency mortgage-backed securities	6,304	-	(99)	6,205
Other (2)	6,042	-	-	6,042
Total held-to-maturity securities	12,346	-	(99)	12,247
Total	$260,433	9,071	(5,250)	264,254

(1)  The available-for-sale portfolio includes collateralized debt obligations (CDOs) with a cost basis and fair value of $426 million and $580 million, respectively, at June 30, 2014, and $509 million and $693 million, respectively, at December 31, 2013. The held-to-maturity portfolio only includes collateralized loan obligations.

(2)  The  “Other” category of available-for-sale securities predominantly includes asset-backed securities collateralized by credit cards, student loans, home equity loans and auto leases or loans and cash reserves. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $4.0 billion each at June 30, 2014, and $4.3 billion each at December 31, 2013. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis and fair value of $1.1 billion each at June 30, 2014, and $1.7 billion each at December 31, 2013.

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

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

June 30, 2014

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$-	-	(166)	5,799	(166)	5,799
Securities of U.S. states and political subdivisions	(11)	1,841	(241)	5,043	(252)	6,884
Mortgage-backed securities:
Federal agencies	(19)	5,559	(1,644)	41,343	(1,663)	46,902
Residential	(8)	294	(10)	137	(18)	431
Commercial	(1)	262	(54)	1,801	(55)	2,063
Total mortgage-backed securities	(28)	6,115	(1,708)	43,281	(1,736)	49,396
Corporate debt securities	(2)	296	(58)	1,461	(60)	1,757
Collateralized loan and other debt obligations	(10)	2,392	(58)	3,123	(68)	5,515
Other	(1)	94	(4)	432	(5)	526
Total debt securities	(52)	10,738	(2,235)	59,139	(2,287)	69,877
Marketable equity securities:
Perpetual preferred securities	(22)	290	(30)	384	(52)	674
Total marketable equity securities	(22)	290	(30)	384	(52)	674
Total available-for-sale securities	(74)	11,028	(2,265)	59,523	(2,339)	70,551
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(4)	2,568	-	-	(4)	2,568
Total held-to-maturity securities	(4)	2,568	-	-	(4)	2,568
Total	$(78)	13,596	(2,265)	59,523	(2,343)	73,119

December 31, 2013

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(329)	5,786	-	-	(329)	5,786
Securities of U.S. states and political subdivisions	(399)	9,238	(328)	4,120	(727)	13,358
Mortgage-backed securities:
Federal agencies	(3,562)	67,045	(52)	1,132	(3,614)	68,177
Residential	(18)	1,242	(22)	232	(40)	1,474
Commercial	(15)	2,128	(100)	2,027	(115)	4,155
Total mortgage-backed securities	(3,595)	70,415	(174)	3,391	(3,769)	73,806
Corporate debt securities	(85)	2,542	(55)	428	(140)	2,970
Collateralized loan and other debt obligations	(55)	7,202	(38)	343	(93)	7,545
Other	(11)	1,690	(18)	365	(29)	2,055
Total debt securities	(4,474)	96,873	(613)	8,647	(5,087)	105,520
Marketable equity securities:
Perpetual preferred securities	(28)	424	(32)	308	(60)	732
Other marketable equity securities	(4)	34	-	-	(4)	34
Total marketable equity securities	(32)	458	(32)	308	(64)	766
Total available-for-sale securities	(4,506)	97,331	(645)	8,955	(5,151)	106,286
Held-to-maturity securities:
Federal agency mortgage-backed securities	(99)	6,153	-	-	(99)	6,153
Total held-to-maturity securities	(99)	6,153	-	-	(99)	6,153
Total	$(4,605)	103,484	(645)	8,955	(5,250)	112,439

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

For complete descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2013 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first half of 2014.

The following table shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on the internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $5 million and $1.6 billion, respectively, at June 30, 2014, and $18 million and $1.9 billion, respectively, at December 31, 2013. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

June 30, 2014

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(166)	5,799	-	-
Securities of U.S. states and political subdivisions	(217)	6,370	(35)	514
Mortgage-backed securities:
Federal agencies	(1,663)	46,902	-	-
Residential	-	-	(18)	431
Commercial	(17)	1,752	(38)	311
Total mortgage-backed securities	(1,680)	48,654	(56)	742
Corporate debt securities	(30)	1,476	(30)	281
Collateralized loan and other debt obligations	(53)	5,392	(15)	123
Other	(3)	507	(2)	19
Total debt securities	(2,149)	68,198	(138)	1,679
Perpetual preferred securities	(52)	674	-	-
Total available-for-sale securities	(2,201)	68,872	(138)	1,679
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(4)	2,568	-	-
Total held-to-maturity securities	(4)	2,568	-	-
Total	$(2,205)	71,440	(138)	1,679

December 31, 2013

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(329)	5,786	-	-
Securities of U.S. states and political subdivisions	(671)	12,915	(56)	443
Mortgage-backed securities:
Federal agencies	(3,614)	68,177	-	-
Residential	(2)	177	(38)	1,297
Commercial	(46)	3,364	(69)	791
Total mortgage-backed securities	(3,662)	71,718	(107)	2,088
Corporate debt securities	(96)	2,343	(44)	627
Collateralized loan and other debt obligations	(72)	7,376	(21)	169
Other	(19)	1,874	(10)	181
Total debt securities	(4,849)	102,012	(238)	3,508
Perpetual preferred securities	(60)	732	-	-
Total available-for-sale securities	(4,909)	102,744	(238)	3,508
Held-to-maturity securities:
Federal agency mortgage-backed securities	(99)	6,153	-	-
Total held-to-maturity securities	(99)	6,153	-	-
Total	$(5,008)	108,897	(238)	3,508

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

			Remaining contractual maturity
					After one year		After five years
	Total		Within one year		through five years		through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

June 30, 2014

Available-for-sale securities (1):
Securities of U.S. Treasury
and federal agencies	$6,414	1.67%	$199	1.32%	$578	1.49%	$5,637	1.70%	$-	-%
Securities of U.S. states and
political subdivisions	44,779	5.48	2,680	2.10	9,043	2.08	3,470	4.97	29,586	6.88
Mortgage-backed securities:
Federal agencies	116,908	3.28	-	-	327	2.73	923	3.38	115,658	3.28
Residential	11,219	4.37	-	-	11	4.80	85	5.58	11,123	4.36
Commercial	18,214	5.22	1	0.70	29	2.78	6	1.63	18,178	5.22
Total mortgage-backed
securities	146,341	3.61	1	0.70	367	2.80	1,014	3.55	144,959	3.61
Corporate debt securities	19,579	4.19	4,635	1.65	7,762	4.47	5,845	5.47	1,337	5.72
Collateralized loan and
other debt obligations	20,831	1.67	23	1.94	1,072	0.69	8,423	1.50	11,313	1.90
Other	7,902	1.75	65	2.06	2,552	1.94	1,027	1.42	4,258	1.72
Total available-for-sale
debt securities
at fair value	$245,846	3.72%	$7,603	1.81%	$21,374	2.86%	$25,416	3.01%	$191,453	3.99%

December 31, 2013

Available-for-sale securities (1):
Securities of U.S. Treasury
and federal agencies	$6,280	1.66%	$86	0.54%	$701	1.45%	$5,493	1.71%	$-	-%
Securities of U.S. states and
political subdivisions	42,536	5.30	4,915	1.84	7,901	2.19	3,151	5.19	26,569	6.89
Mortgage-backed securities:
Federal agencies	117,591	3.33	1	7.14	398	2.71	956	3.46	116,236	3.33
Residential	12,453	4.31	-	-	-	-	113	5.43	12,340	4.30
Commercial	18,747	5.24	-	-	52	3.33	59	0.96	18,636	5.26
Total mortgage-backed
securities	148,791	3.65	1	7.14	450	2.78	1,128	3.52	147,212	3.66
Corporate debt securities	21,227	4.18	6,136	2.06	7,255	4.22	6,528	5.80	1,308	5.77
Collateralized loan and
other debt obligations	20,159	1.59	40	0.25	1,100	0.63	7,750	1.29	11,269	1.89
Other	9,629	1.80	906	2.53	2,977	1.74	1,243	1.64	4,503	1.73
Total available-for-sale
debt securities
at fair value	$248,622	3.69%	$12,084	1.99%	$20,384	2.75%	$25,293	3.14%	$190,861	3.97%

(1)		Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

The following table shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.

			Remaining contractual maturity
					After one year		After five years
	Total		Within one year		through five years		through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

June 30, 2014

Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury
and federal agencies	$17,777	2.07%	$-	-%	$-	-%	$17,777	2.07%	$-	-%
Securities of U.S. states and
political subdivisions	41	4.13	-	-	-	-	-	-	41	4.13
Federal agency mortgage-
backed securities	6,030	3.90	-	-	-	-	-	-	6,030	3.90
Collateralized loan and
other debt obligations	1,162	1.85	-	-	-	-	-	-	1,162	1.85
Other	5,098	1.76	150	1.70	3,274	1.81	1,674	1.67	-	-
Total held-to-maturity
debt securities
at amortized cost	$30,108	2.38%	$150	1.70%	$3,274	1.81%	$19,451	2.04%	$7,233	3.57%

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

Note 4:   Investment Securities (continued)

The following table shows the fair value of held-to-maturity debt securities by contractual maturity.

		Remaining contractual maturity
			After one year	After five years
	Total	Within one year	through five years	through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount

June 30, 2014

Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury
and federal agencies	$17,914	$-	$-	$17,914	$-
Securities of U.S. states and
political subdivisions	41	-	-	-	41
Federal agency mortgage-
backed securities	6,142	-	-	-	6,142
Collateralized loan and
other debt obligations	1,165	-	-	-	1,165
Other	5,124	150	3,289	1,685	-
Total held-to-maturity
debt securities
at fair value	$30,386	$150	$3,289	$19,599	$7,348

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

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions)	2014	2013	2014	2013
Gross realized gains	$154	54	545	210
Gross realized losses	(2)	(8)	(5)	(13)
OTTI write-downs	(13)	(76)	(22)	(114)
Net realized gains (losses) from investment securities	139	(30)	518	83
Net realized gains from nonmarketable equity investments	381	179	932	224
Net realized gains from debt securities and equity investments	$520	149	1,450	307

Other-Than-Temporary Impairment

The following table shows the detail of total OTTI write-downs included in earnings for debt securities, marketable equity securities and nonmarketable equity investments.

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions)	2014	2013	2014	2013
OTTI write-downs included in earnings
Debt securities:
Securities of U.S. states and political subdivisions	$2	-	2	-
Mortgage-backed securities:
Federal agencies	-	1	-	1
Residential	5	22	10	37
Commercial	4	26	6	41
Corporate debt securities	-	-	-	2
Collateralized loan and other debt obligations	2	-	2	-
Other debt securities	-	22	-	24
Total debt securities	13	71	20	105
Equity securities:
Marketable equity securities:
Other marketable equity securities	-	5	2	9
Total marketable equity securities	-	5	2	9
Total investment securities	13	76	22	114
Nonmarketable equity investments	69	35	195	75
Total OTTI write-downs included in earnings	$82	111	217	189

Note 4:   Investment Securities (continued)

Other-Than-Temporarily Impaired Debt Securities

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in OCI for the same securities.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$9	33	16	56
Intent-to-sell OTTI	4	38	4	49
Total recorded as part of gross realized losses	13	71	20	105
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	1	-	1	-
Residential mortgage-backed securities	(4)	(7)	(13)	(16)
Commercial mortgage-backed securities	(7)	-	(19)	(41)
Collateralized loan and other debt obligations	-	-	-	(1)
Other debt securities	-	-	-	2
Total changes to OCI for non-credit-related OTTI	(10)	(7)	(31)	(56)
Total OTTI losses (reversal of losses) recorded on debt securities	$3	64	(11)	49

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

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Credit loss component, beginning of period	$1,143	1,252	1,171	1,289
Additions:
Initial credit impairments	3	4	3	5
Subsequent credit impairments	6	29	13	51
Total additions	9	33	16	56
Reductions:
For securities sold or matured	(40)	(59)	(69)	(111)
For recoveries of previous credit impairments (1)	(5)	(8)	(11)	(16)
Total reductions	(45)	(67)	(80)	(127)
Credit loss component, end of period	$1,107	1,218	1,107	1,218

(1)  Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5:  Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $4.8 billion and $6.4 billion at June 30, 2014, and December 31, 2013, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.

	June 30,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$206,055	193,811
Real estate mortgage	108,418	107,100
Real estate construction	17,056	16,747
Lease financing	11,908	12,034
Foreign (1)	47,967	47,551
Total commercial	391,404	377,243
Consumer:
Real estate 1-4 family first mortgage	260,104	258,497
Real estate 1-4 family junior lien mortgage	62,455	65,914
Credit card	27,215	26,870
Automobile	54,095	50,808
Other revolving credit and installment	33,669	42,954
Total consumer	437,538	445,043
Total loans	$828,942	822,286

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

	2014			2013
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Purchases (1)	$1,523	-	1,523	2,122	502	2,624
Sales	(1,958)	(25)	(1,983)	(1,796)	(130)	(1,926)
Transfers to MHFS/LHFS (1)	(24)	(9,773)	(9,797)	(53)	(5)	(58)

Six months ended June 30,
Purchases (1)	$2,537	168	2,705	3,148	581	3,729
Sales	(3,599)	(75)	(3,674)	(3,812)	(446)	(4,258)
Transfers to MHFS/LHFS (1)	(59)	(9,778)	(9,837)	(133)	(12)	(145)

(1)  The “Purchases” and “Transfers to MHFS/LHFS" categories exclude activity in government insured/guaranteed real estate 1-4 family first mortgage loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans have different risk characteristics from the rest of our consumer portfolio, whereby this activity does not impact the allowance for loan losses in the same manner because the loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). On a net basis, such purchases net of transfers to MHFS were $(1.3) billion and $805 million for the second quarter 2014 and 2013, respectively, and $237 million and $2.8 billion for the first half of 2014 and 2013, respectively.

Note 5:   Loans and Allowance for Credit Losses  (continued)

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

We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss.  These temporary advance arrangements totaled approximately $87 billion at both June 30, 2014, and December 31, 2013, respectively.

We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2014, and December 31, 2013, we had $1.4 billion and $1.2 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.

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

For loans and commitments to lend, we generally require collateral or a guarantee. We may require various types of collateral, including commercial and consumer real estate, autos, other short-term liquid assets such as accounts receivable or inventory and long-lived assets, such as equipment and other business assets. Collateral requirements for each loan or commitment may vary based on the loan product and our assessment of a customer’s credit risk according to the specific credit underwriting, including credit terms and structure.

The contractual amount of our unfunded credit commitments, including unissued standby and commercial letters of credit, is summarized by portfolio segment and class of financing receivable in the following table. The table excludes standby and commercial letters of credit issued under the terms of our commitments and temporary advance commitments on behalf of other lenders.

	June 30,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$252,573	238,962
Real estate mortgage	5,864	5,910
Real estate construction	13,585	12,593
Foreign	14,836	12,216
Total commercial	286,858	269,681
Consumer:
Real estate 1-4 family first mortgage	33,908	32,908
Real estate 1-4 family
junior lien mortgage	46,410	47,668
Credit card	84,674	78,961
Other revolving credit and installment	22,798	24,213
Total consumer	187,790	183,750
Total unfunded
credit commitments	$474,648	453,431

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$14,414	17,193	14,971	17,477
Provision for credit losses	217	652	542	1,871
Interest income on certain impaired loans (1)	(55)	(73)	(111)	(146)
Loan charge-offs:
Commercial:
Commercial and industrial	(139)	(184)	(297)	(365)
Real estate mortgage	(15)	(49)	(35)	(109)
Real estate construction	(3)	(7)	(4)	(12)
Lease financing	(3)	(24)	(7)	(27)
Foreign	(8)	(8)	(13)	(19)
Total commercial	(168)	(272)	(356)	(532)
Consumer:
Real estate 1-4 family first mortgage	(193)	(392)	(416)	(867)
Real estate 1-4 family junior lien mortgage	(220)	(428)	(469)	(942)
Credit card	(266)	(266)	(533)	(532)
Automobile	(143)	(126)	(323)	(290)
Other revolving credit and installment	(171)	(185)	(348)	(367)
Total consumer	(993)	(1,397)	(2,089)	(2,998)
Total loan charge-offs	(1,161)	(1,669)	(2,445)	(3,530)
Loan recoveries:
Commercial:
Commercial and industrial	85	107	198	195
Real estate mortgage	25	54	67	85
Real estate construction	23	52	47	91
Lease financing	2	6	5	10
Foreign	2	9	3	17
Total commercial	137	228	320	398
Consumer:
Real estate 1-4 family first mortgage	56	64	109	110
Real estate 1-4 family junior lien mortgage	60	69	117	134
Credit card	55	32	91	63
Automobile	97	84	187	172
Other revolving credit and installment	39	40	79	82
Total consumer	307	289	583	561
Total loan recoveries	444	517	903	959
Net loan charge-offs (2)	(717)	(1,152)	(1,542)	(2,571)
Allowances related to business combinations/other	(25)	(2)	(26)	(13)
Balance, end of period	$13,834	16,618	13,834	16,618
Components:
Allowance for loan losses	$13,101	16,144	13,101	16,144
Allowance for unfunded credit commitments	733	474	733	474
Allowance for credit losses (3)	$13,834	16,618	13,834	16,618
Net loan charge-offs (annualized) as a percentage of average total loans (2)	0.35%	0.58	0.38	0.65
Allowance for loan losses as a percentage of total loans (3)	1.58	2.02	1.58	2.02
Allowance for credit losses as a percentage of total loans (3)	1.67	2.08	1.67	2.08

(1)  Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.

(2)  For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

(3)  The allowance for credit losses includes $8 million and $71 million at June 30, 2014 and 2013, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

Note 5:   Loans and Allowance for Credit Losses  (continued)

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

			2014			2013
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$6,354	8,060	14,414	5,786	11,407	17,193
Provision for credit losses	83	134	217	172	480	652
Interest income on certain impaired loans	(6)	(49)	(55)	(16)	(57)	(73)

Loan charge-offs	(168)	(993)	(1,161)	(272)	(1,397)	(1,669)
Loan recoveries	137	307	444	228	289	517
Net loan charge-offs	(31)	(686)	(717)	(44)	(1,108)	(1,152)
Allowance related to business combinations/other	-	(25)	(25)	(2)	-	(2)
Balance, end of period	$6,400	7,434	13,834	5,896	10,722	16,618

Six months ended June 30,
Balance, beginning of period	$6,103	8,868	14,971	5,714	11,763	17,477
Provision for credit losses	346	196	542	364	1,507	1,871
Interest income on certain impaired loans	(12)	(99)	(111)	(35)	(111)	(146)

Loan charge-offs	(356)	(2,089)	(2,445)	(532)	(2,998)	(3,530)
Loan recoveries	320	583	903	398	561	959
Net loan charge-offs	(36)	(1,506)	(1,542)	(134)	(2,437)	(2,571)
Allowance related to business combinations/other	(1)	(25)	(26)	(13)	-	(13)
Balance, end of period	$6,400	7,434	13,834	5,896	10,722	16,618

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

June 30, 2014

Collectively evaluated (1)	$5,510	3,997	9,507	384,887	392,433	777,320
Individually evaluated (2)	885	3,434	4,319	4,550	22,105	26,655
PCI (3)	5	3	8	1,967	23,000	24,967
Total	$6,400	7,434	13,834	391,404	437,538	828,942

December 31, 2013

Collectively evaluated (1)	$4,921	5,011	9,932	369,405	398,084	767,489
Individually evaluated (2)	1,156	3,853	5,009	5,334	22,736	28,070
PCI (3)	26	4	30	2,504	24,223	26,727
Total	$6,103	8,868	14,971	377,243	445,043	822,286

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

Credit Quality

We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than March 31, 2014.  See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

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

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $10.2 billion in criticized commercial real estate (CRE) loans at June 30, 2014, $2.0 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate loss exposure.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

June 30, 2014

By risk category:
Pass	$190,954	98,509	15,486	11,569	45,128	361,646
Criticized	14,909	8,906	1,265	339	2,372	27,791
Total commercial loans (excluding PCI)	205,863	107,415	16,751	11,908	47,500	389,437
Total commercial PCI loans (carrying value)	192	1,003	305	-	467	1,967
Total commercial loans	$206,055	108,418	17,056	11,908	47,967	391,404

December 31, 2013

By risk category:
Pass	$178,673	94,992	14,594	11,577	44,094	343,930
Criticized	14,923	10,972	1,720	457	2,737	30,809
Total commercial loans (excluding PCI)	193,596	105,964	16,314	12,034	46,831	374,739
Total commercial PCI loans (carrying value)	215	1,136	433	-	720	2,504
Total commercial loans	$193,811	107,100	16,747	12,034	47,551	377,243

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

June 30, 2014

By delinquency status:
Current-29 DPD and still accruing	$204,635	105,312	16,454	11,845	47,455	385,701
30-89 DPD and still accruing	484	248	42	35	7	816
90+ DPD and still accruing	51	53	16	-	2	122
Nonaccrual loans	693	1,802	239	28	36	2,798
Total commercial loans (excluding PCI)	205,863	107,415	16,751	11,908	47,500	389,437
Total commercial PCI loans (carrying value)	192	1,003	305	-	467	1,967
Total commercial loans	$206,055	108,418	17,056	11,908	47,967	391,404

December 31, 2013

By delinquency status:
Current-29 DPD and still accruing	$192,509	103,139	15,698	11,972	46,784	370,102
30-89 DPD and still accruing	338	538	103	33	7	1,019
90+ DPD and still accruing	11	35	97	-	-	143
Nonaccrual loans	738	2,252	416	29	40	3,475
Total commercial loans (excluding PCI)	193,596	105,964	16,314	12,034	46,831	374,739
Total commercial PCI loans (carrying value)	215	1,136	433	-	720	2,504
Total commercial loans	$193,811	107,100	16,747	12,034	47,551	377,243

Note 5:   Loans and Allowance for Credit Losses  (continued)

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

	Real estate	Real estate			Other
	1-4 family	1-4 family			revolving
	first	junior lien	Credit		credit and
(in millions)	mortgage	mortgage	card	Automobile	installment	Total

June 30, 2014

By delinquency status:
Current-29 DPD	$201,305	60,903	26,644	53,083	33,349	375,284
30-59 DPD	2,478	394	181	767	132	3,952
60-89 DPD	1,154	221	124	181	90	1,770
90-119 DPD	537	151	95	57	71	911
120-179 DPD	626	201	170	6	17	1,020
180+ DPD	4,669	473	1	1	10	5,154
Government insured/guaranteed loans (1)	26,447	-	-	-	-	26,447
Total consumer loans (excluding PCI)	237,216	62,343	27,215	54,095	33,669	414,538
Total consumer PCI loans (carrying value)	22,888	112	-	-	-	23,000
Total consumer loans	$260,104	62,455	27,215	54,095	33,669	437,538

December 31, 2013

By delinquency status:
Current-29 DPD	$193,361	64,194	26,203	49,699	31,866	365,323
30-59 DPD	2,784	461	202	852	178	4,477
60-89 DPD	1,157	253	144	186	111	1,851
90-119 DPD	587	182	124	66	76	1,035
120-179 DPD	747	216	196	4	20	1,183
180+ DPD	5,024	485	1	1	7	5,518
Government insured/guaranteed loans (1)	30,737	-	-	-	10,696	41,433
Total consumer loans (excluding PCI)	234,397	65,791	26,870	50,808	42,954	420,820
Total consumer PCI loans (carrying value)	24,100	123	-	-	-	24,223
Total consumer loans	$258,497	65,914	26,870	50,808	42,954	445,043

(1)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $16.1 billion at June 30, 2014, compared with $20.8 billion at December 31, 2013. At June 30, 2014, all government guaranteed student loans were transferred to loans held for sale. Student loans 90+ DPD totaled $900 million at December 31, 2013.

Of the $7.1 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at June 30, 2014, $775 million was accruing, compared with $7.7 billion past due and $902 million accruing at December 31, 2013.

Real estate 1-4 family first mortgage loans 180 days or more past due totaled $4.7 billion, or 2.0% of total first mortgages (excluding PCI), at June 30, 2014, compared with $5.0  billion, or 2.1%, at December 31, 2013.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $5.3 billion at June 30, 2014, and $5.0 billion at December 31, 2013.

	Real estate	Real estate			Other
	1-4 family	1-4 family			revolving
	first	junior lien	Credit		credit and
(in millions)	mortgage	mortgage	card	Automobile	installment	Total

June 30, 2014

By updated FICO:
< 600	$12,560	4,434	2,309	8,302	909	28,514
600-639	8,491	3,006	2,218	6,263	1,034	21,012
640-679	14,770	5,548	4,238	9,294	2,226	36,076
680-719	24,336	9,348	5,522	9,730	4,109	53,045
720-759	34,438	12,678	5,671	7,129	5,537	65,453
760-799	77,312	18,372	4,649	6,921	7,209	114,463
800+	35,822	7,752	2,420	6,010	5,588	57,592
No FICO available	3,040	1,205	188	446	1,805	6,684
FICO not required	-	-	-	-	5,252	5,252
Government insured/guaranteed loans (1)	26,447	-	-	-	-	26,447
Total consumer loans (excluding PCI)	237,216	62,343	27,215	54,095	33,669	414,538
Total consumer PCI loans (carrying value)	22,888	112	-	-	-	23,000
Total consumer loans	$260,104	62,455	27,215	54,095	33,669	437,538

December 31, 2013

By updated FICO:
< 600	$14,128	5,047	2,404	8,400	956	30,935
600-639	9,030	3,247	2,175	5,925	1,015	21,392
640-679	14,917	5,984	4,176	8,827	2,156	36,060
680-719	24,336	10,042	5,398	8,992	3,914	52,682
720-759	32,991	13,575	5,530	6,546	5,263	63,905
760-799	72,062	19,238	4,535	6,313	6,828	108,976
800+	33,311	7,705	2,408	5,397	5,127	53,948
No FICO available	2,885	953	244	408	1,992	6,482
FICO not required	-	-	-	-	5,007	5,007
Government insured/guaranteed loans (1)	30,737	-	-	-	10,696	41,433
Total consumer loans (excluding PCI)	234,397	65,791	26,870	50,808	42,954	420,820
Total consumer PCI loans (carrying value)	24,100	123	-	-	-	24,223
Total consumer loans	$258,497	65,914	26,870	50,808	42,954	445,043

(1)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP. At June 30, 2014, all government guaranteed student loans were transferred to loans held for sale.

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

Note 5:   Loans and Allowance for Credit Losses  (continued)

	June 30, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total
By LTV/CLTV:
0-60%	$84,643	14,411	99,054	74,046	13,636	87,682
60.01-80%	82,486	16,980	99,466	80,187	17,154	97,341
80.01-100%	29,271	15,020	44,291	30,843	16,272	47,115
100.01-120% (1)	8,367	8,734	17,101	10,678	9,992	20,670
> 120% (1)	4,427	5,898	10,325	6,306	7,369	13,675
No LTV/CLTV available	1,575	1,300	2,875	1,600	1,368	2,968
Government insured/guaranteed loans (2)	26,447	-	26,447	30,737	-	30,737
Total consumer loans (excluding PCI)	237,216	62,343	299,559	234,397	65,791	300,188
Total consumer PCI loans (carrying value)	22,888	112	23,000	24,100	123	24,223
Total consumer loans	$260,104	62,455	322,559	258,497	65,914	324,411

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

	June 30,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$693	738
Real estate mortgage	1,802	2,252
Real estate construction	239	416
Lease financing	28	29
Foreign	36	40
Total commercial (1)	2,798	3,475
Consumer:
Real estate 1-4 family first mortgage (2)	9,026	9,799
Real estate 1-4 family junior lien mortgage	1,964	2,188
Automobile	150	173
Other revolving credit and installment	34	33
Total consumer	11,174	12,193
Total nonaccrual loans
(excluding PCI)	$13,972	15,668

(1)  Includes LHFS of $1 million at both June 30, 2014 and December 31, 2013.

(2)  Includes MHFS of $238 million at June 30, 2014 and $227 million at December 31, 2013.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $13.2 billion and $17.3 billion at June 30, 2014 and December 31, 2013, respectively, which included $7.1 billion and $10.0 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 Days OR MORE Past Due and Still Accruing   Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1‑4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $4.0 billion at June 30, 2014, and $4.5 billion at December 31, 2013, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	June 30,	Dec. 31,
(in millions)	2014	2013
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$18,582	23,219
Less: FHA insured/guaranteed by the VA (1)(2)	16,978	21,274
Less: Student loans guaranteed
under the FFELP (3)	707	900
Total, not government
insured/guaranteed	$897	1,045

By segment and class, not government
insured/guaranteed:
Commercial:
Commercial and industrial	$51	11
Real estate mortgage	53	35
Real estate construction	16	97
Foreign	2	-
Total commercial	122	143
Consumer:
Real estate 1-4 family first mortgage (2)	311	354
Real estate 1-4 family junior lien mortgage (2)	70	86
Credit card	266	321
Automobile	48	55
Other revolving credit and installment	80	86
Total consumer	775	902
Total, not government
insured/guaranteed	$897	1,045

(1)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)  Includes mortgage loans held for sale 90 days or more past due and still accruing.

(3)  Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. In  second quarter 2014, all government guaranteed student loans were transferred to loans held for sale.

Note 5:   Loans and Allowance for Credit Losses  (continued)

Impaired Loans  The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $469 million at June 30, 2014, and $650 million at December 31, 2013.

For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2013 Form 10-K.

		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	principal	Impaired	allowance for	allowance for
(in millions)	balance (1)	loans	credit losses	credit losses

June 30, 2014

Commercial:
Commercial and industrial	$1,759	1,093	826	274
Real estate mortgage	3,840	2,963	2,861	529
Real estate construction	715	430	394	54
Lease financing	68	30	30	16
Foreign	43	34	24	12
Total commercial	6,425	4,550	4,135	885
Consumer:
Real estate 1-4 family first mortgage	21,838	18,974	13,330	2,587
Real estate 1-4 family junior lien mortgage	3,125	2,560	2,057	726
Credit card	379	379	379	108
Automobile	208	151	69	9
Other revolving credit and installment	50	40	33	4
Total consumer (2)	25,600	22,104	15,868	3,434
Total impaired loans (excluding PCI)	$32,025	26,654	20,003	4,319

December 31, 2013

Commercial:
Commercial and industrial	$2,016	1,274	1,024	223
Real estate mortgage	4,269	3,375	3,264	819
Real estate construction	946	615	589	101
Lease financing	71	33	33	8
Foreign	44	37	37	5
Total commercial	7,346	5,334	4,947	1,156
Consumer:
Real estate 1-4 family first mortgage	22,450	19,500	13,896	3,026
Real estate 1-4 family junior lien mortgage	3,130	2,582	2,092	681
Credit card	431	431	431	132
Automobile	245	189	95	11
Other revolving credit and installment	44	34	27	3
Total consumer (2)	26,300	22,736	16,541	3,853
Total impaired loans (excluding PCI)	$33,646	28,070	21,488	5,009

(1)  Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)  At June 30, 2014 and December 31, 2013, includes the recorded investment of $2.1 billion and $2.5 billion, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance.

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $308 million and $407 million at June 30, 2014 and December 31, 2013, respectively.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest	recorded	interest
(in millions)	investment	income	investment	income	investment	income	investment	income
Commercial:
Commercial and industrial	$1,157	17	1,573	22	1,185	38	1,603	48
Real estate mortgage	3,107	36	4,194	36	3,178	65	4,250	68
Real estate construction	465	8	1,082	11	521	15	1,174	23
Lease financing	33	-	30	-	33	-	32	-
Foreign	36	-	41	-	36	-	37	-
Total commercial	4,798	61	6,920	69	4,953	118	7,096	139
Consumer:
Real estate 1-4 family
first mortgage	19,313	238	19,669	264	19,407	475	19,275	515
Real estate 1-4 family
junior lien mortgage	2,545	36	2,499	38	2,551	71	2,490	73
Credit card	391	12	490	14	405	24	503	29
Automobile	160	4	262	7	169	11	280	17
Other revolving credit
and installment	38	1	28	-	37	2	27	1
Total consumer	22,447	291	22,948	323	22,569	583	22,575	635
Total impaired loans
(excluding PCI)	$27,245	352	29,868	392	27,522	701	29,671	774

Interest income:
Cash basis of accounting		$100		119		199		242
Other (1)		252		273		502		532
Total interest income		$352		392		701		774

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

We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Home Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans.

At June 30, 2014, the loans in trial modification period were $143 million under HAMP, $38 million under 2MP and $288 million under proprietary programs, compared with $253 million, $45 million and $352 million at December 31, 2013, respectively. Trial modifications with a recorded investment of $177 million at June 30, 2014, and $286 million at December 31, 2013, were accruing loans and $292 million and $364 million, respectively, were nonaccruing loans. Our experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period.

	Primary modification type (1)				Financial effects of modifications
						Weighted	Recorded
						average	investment
		Interest				interest	related to
		rate	Other		Charge-	rate	interest rate
(in millions)	Principal (2)	reduction	concessions (3)	Total	offs (4)	reduction	reduction (5)
Quarter ended June 30, 2014
Commercial:
Commercial and industrial	$4	23	246	273	15	0.95%	$23
Real estate mortgage	-	54	274	328	-	1.20	54
Real estate construction	-	1	24	25	-	1.72	1
Foreign	-	1	-	1	-	0.84	1
Total commercial	4	79	544	627	15	1.13	79
Consumer:
Real estate 1-4 family first mortgage	176	85	621	882	28	2.46	194
Real estate 1-4 family junior lien mortgage	12	25	74	111	15	3.37	35
Credit card	-	44	-	44	-	12.09	44
Automobile	1	1	20	22	7	8.80	1
Other revolving credit and installment	-	2	3	5	-	4.92	2
Trial modifications (6)	-	-	(86)	(86)	-	-	-
Total consumer	189	157	632	978	50	4.15	276
Total	$193	236	1,176	1,605	65	3.47%	$355

Quarter ended June 30, 2013
Commercial:
Commercial and industrial	$-	16	234	250	-	1.46%	$16
Real estate mortgage	4	95	346	445	1	1.57	95
Real estate construction	-	3	90	93	-	0.83	3
Foreign	-	-	-	-	-	-	-
Total commercial	4	114	670	788	1	1.54	114
Consumer:
Real estate 1-4 family first mortgage	282	378	715	1,375	48	2.71	563
Real estate 1-4 family junior lien mortgage	25	46	90	161	1	3.24	70
Credit card	-	46	-	46	-	10.53	46
Automobile	1	2	24	27	8	8.77	2
Other revolving credit and installment	-	4	4	8	-	5.31	4
Trial modifications (6)	-	-	22	22	-	-	-
Total consumer	308	476	855	1,639	57	3.32	685
Total	$312	590	1,525	2,427	58	3.06%	$799

		Primary modification type (1)					Financial effects of modifications
								Weighted	Recorded
								average	investment
			Interest					interest	related to
			rate	Other			Charge-	rate	interest rate
(in millions)		Principal (2)	reduction	concessions (3)	Total		offs (4)	reduction	reduction (5)

Six months ended June 30, 2014
Commercial:
	Commercial and industrial	$4	36	511	551		26	1.69%	$36
	Real estate mortgage	3	93	568	664		-	1.24	93
	Real estate construction	-	2	167	169		-	1.61	2
	Foreign	-	1	-	1		-	-	1
	Total commercial	7	132	1,246	1,385		26	1.36	132
Consumer:
	Real estate 1-4 family first mortgage	349	193	1,378	1,920		60	2.61	440
	Real estate 1-4 family junior lien mortgage	30	59	137	226		33	3.29	85
	Credit card	-	80	-	80		-	11.20	80
	Automobile	2	2	43	47		17	9.17	2
	Other revolving credit and installment	-	3	4	7		-	4.91	3
	Trial modifications (6)	-	-	(115)	(115)		-	-	-
	Total consumer	381	337	1,447	2,165		110	3.87	610
	Total	$388	469	2,693	3,550		136	3.42%	$742

Six months ended June 30, 2013
Commercial:
	Commercial and industrial	$-	83	561	644	-	1	6.42%	$83
	Real estate mortgage	28	170	768	966	-	6	1.68	170
	Real estate construction	-	3	199	202	-	4	0.91	3
	Foreign	15	-	-	15	-	-	-	-
	Total commercial	43	256	1,528	1,827	-	11	3.20	256
Consumer:
	Real estate 1-4 family first mortgage	626	757	2,096	3,479	-	145	2.56	1,186
	Real estate 1-4 family junior lien mortgage	52	94	258	404	-	16	3.24	142
	Credit card	-	92	-	92	-	-	10.63	92
	Automobile	2	8	48	58	-	16	7.00	8
	Other revolving credit and installment	-	6	7	13	-	-	4.80	6
	Trial modifications (6)	-	-	54	54	-	-	-	-
	Total consumer	680	957	2,463	4,100	-	177	3.18	1,434
	Total	$723	1,213	3,991	5,927	-	188	3.19%	$1,690

(1)

Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $558 million and $647 million, for quarters ended June 30, 2014 and 2013, and $1.2 billion and $1.6 billion for the first half of 2014 and 2013, respectively.

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

(4)

Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $44 million and $95 million for quarters ended June 30, 2014 and 2013, and $92 million and $229 million for the first half of 2014 and 2013, respectively.

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

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Commercial:
Commercial and industrial	$16	174	25	195
Real estate mortgage	21	116	63	177
Real estate construction	-	24	3	52
Foreign	-	-	5	-
Total commercial	37	314	96	424
Consumer:
Real estate 1-4 family first mortgage	78	81	157	164
Real estate 1-4 family junior lien mortgage	8	7	15	17
Credit card	13	16	26	32
Automobile	3	5	7	9
Total consumer	102	109	205	222
Total	$139	423	301	646

Purchased Credit-Impaired Loans

Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008. The following table presents PCI loans net of any remaining purchase accounting adjustments. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.

	June 30,	December 31,
(in millions)	2014	2013	2008
Commercial:
Commercial and industrial	$192	215	4,580
Real estate mortgage	1,003	1,136	5,803
Real estate construction	305	433	6,462
Foreign	467	720	1,859
Total commercial	1,967	2,504	18,704
Consumer:
Real estate 1-4 family first mortgage	22,888	24,100	39,214
Real estate 1-4 family junior lien mortgage	112	123	728
Automobile	-	-	151
Total consumer	23,000	24,223	40,093
Total PCI loans (carrying value)	$24,967	26,727	58,797
Total PCI loans (unpaid principal balance)	$35,471	38,229	98,182

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

The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)
Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	132
Accretion into interest income (1)	(11,184)
Accretion into noninterest income due to sales (2)	(393)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	6,325
Changes in expected cash flows that do not affect nonaccretable difference (3)	12,065
Balance, December 31, 2013	17,392
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(737)
Accretion into noninterest income due to sales (2)	(35)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	2,076
Changes in expected cash flows that do not affect nonaccretable difference (3)	(278)
Balance, June 30, 2014	$18,418

Balance, March 31, 2014	$17,086
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(362)
Accretion into noninterest income due to sales (2)	-
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	1,966
Changes in expected cash flows that do not affect nonaccretable difference (3)	(272)
Balance, June 30, 2014	$18,418

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.
(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.
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

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total
Balance, December 31, 2008	$-	-	-	-
Provision for loan losses	1,641	-	107	1,748
Charge-offs	(1,615)	-	(103)	(1,718)
Balance, December 31, 2013	26	-	4	30
Provision (reversal of provision) for loan losses	(19)	-	1	(18)
Charge-offs	(2)	-	(2)	(4)
Balance, June 30, 2014	$5	-	3	8

Balance, March 31, 2014	$18	-	3	21
Reversal of provision for loan losses	(14)	-	-	(14)
Recoveries	1	-	-	1
Balance, June 30, 2014	$5	-	3	8

Commercial PCI Credit Quality Indicators  The following

table provides a breakdown of commercial PCI loans by risk category.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

June 30, 2014

By risk category:
Pass	$114	301	162	1	578
Criticized	78	702	143	466	1,389
Total commercial PCI loans	$192	1,003	305	467	1,967

December 31, 2013

By risk category:
Pass	$118	316	160	8	602
Criticized	97	820	273	712	1,902
Total commercial PCI loans	$215	1,136	433	720	2,504

The following table provides past due information for commercial PCI loans.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

June 30, 2014

By delinquency status:
Current-29 DPD and still accruing	$190	952	265	414	1,821
30-89 DPD and still accruing	-	5	11	-	16
90+ DPD and still accruing	2	46	29	53	130
Total commercial PCI loans	$192	1,003	305	467	1,967

December 31, 2013

By delinquency status:
Current-29 DPD and still accruing	$210	1,052	355	632	2,249
30-89 DPD and still accruing	5	41	2	-	48
90+ DPD and still accruing	-	43	76	88	207
Total commercial PCI loans	$215	1,136	433	720	2,504

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

	June 30, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$20,243	174	20,417	20,712	171	20,883
30-59 DPD and still accruing	2,029	7	2,036	2,185	8	2,193
60-89 DPD and still accruing	1,027	3	1,030	1,164	4	1,168
90-119 DPD and still accruing	434	2	436	457	2	459
120-179 DPD and still accruing	424	2	426	517	4	521
180+ DPD and still accruing	3,948	91	4,039	4,291	95	4,386
Total consumer PCI loans (adjusted unpaid principal balance)	$28,105	279	28,384	29,326	284	29,610
Total consumer PCI loans (carrying value)	$22,888	112	23,000	24,100	123	24,223

Note 5:   Loans and Allowance for Credit Losses  (continued)

The following table provides FICO scores for consumer PCI loans.

	June 30, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total
By FICO:
< 600	$8,619	87	8,706	9,933	101	10,034
600-639	5,792	55	5,847	6,029	60	6,089
640-679	6,855	68	6,923	6,789	70	6,859
680-719	3,922	39	3,961	3,732	35	3,767
720-759	1,707	11	1,718	1,662	11	1,673
760-799	887	6	893	865	5	870
800+	205	1	206	198	1	199
No FICO available	118	12	130	118	1	119
Total consumer PCI loans (adjusted unpaid principal balance)	$28,105	279	28,384	29,326	284	29,610
Total consumer PCI loans (carrying value)	$22,888	112	23,000	24,100	123	24,223

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV  for real estate 1-4 family junior lien mortgages.

	June 30, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total
By LTV/CLTV:
0-60%	$2,926	32	2,958	2,501	32	2,533
60.01-80%	9,384	49	9,433	8,541	42	8,583
80.01-100%	9,626	93	9,719	10,366	88	10,454
100.01-120% (1)	3,988	61	4,049	4,677	67	4,744
> 120% (1)	2,171	43	2,214	3,232	54	3,286
No LTV/CLTV available	10	1	11	9	1	10
Total consumer PCI loans (adjusted unpaid principal balance)	$28,105	279	28,384	29,326	284	29,610
Total consumer PCI loans (carrying value)	$22,888	112	23,000	24,100	123	24,223

(1)  Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6:  Other Assets

The components of other assets were:

	June 30,	Dec. 31,
(in millions)	2014	2013
Nonmarketable equity investments:
Cost method:
Private equity	$2,310	2,308
Federal bank stock	4,546	4,670
Total cost method	6,856	6,978
Equity method:
LIHTC investments (1)	6,347	6,209
Private equity and other	5,386	5,782
Total equity method	11,733	11,991
Fair value (2)	1,902	1,386
Total nonmarketable
equity investments	20,491	20,355
Corporate/bank-owned life insurance	18,837	18,738
Accounts receivable	22,628	21,422
Interest receivable	5,016	5,019
Core deposit intangibles	4,117	4,674
Customer relationship and
other amortized intangibles	955	1,084
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (3)	2,359	2,093
Non-government insured/guaranteed	630	814
Non-residential real estate	1,118	1,030
Operating lease assets	2,409	2,047
Due from customers on acceptances	234	279
Other (4)	13,538	8,787
Total other assets	$92,332	86,342

(1)	Represents low income housing tax credit investments.
(2)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 (Fair Values of Assets and Liabilities) for additional information.
(3)

These are foreclosed real estate resulting from government insured/guaranteed loans. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA.

(4)

Includes derivatives designated as hedging instruments, free-standing derivatives (economic hedges), and derivative loan commitments, which are carried at fair value. See Note 12 (Derivatives) for additional information.

Income (expense) related to nonmarketable equity investments was:

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions)	2014	2013	2014	2013
Net realized gains
from nonmarketable
equity investments	$381	179	932	224
All other	(209)	(128)	(432)	(91)
Total	$172	51	500	133

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

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

			Transfers that
	VIEs that we	VIEs	we account
	do not	that we	for as secured
(in millions)	consolidate	consolidate	borrowings		Total

June 30, 2014

Cash	$-	175		33	208
Trading assets	1,008	34		210	1,252
Investment securities (1)	18,143	1,134		7,920	27,197
Mortgages held for sale	-	-		-	-
Loans	7,206	5,543		5,646	18,395
Mortgage servicing rights	13,208	-		-	13,208
Other assets	6,300	326		93	6,719
Total assets	45,865	7,212		13,902	66,979
Short-term borrowings	-	16		5,621	5,637
Accrued expenses and other liabilities	2,962	57	(2)	3	3,022
Long-term debt	-	2,114	(2)	5,359	7,473
Total liabilities	2,962	2,187		10,983	16,132
Noncontrolling interests	-	4		-	4
Net assets	$42,903	5,021		2,919	50,843

December 31, 2013

Cash	$-	165		7	172
Trading assets	1,206	162		193	1,561
Investment securities (1)	18,795	1,352		8,976	29,123
Mortgages held for sale	-	38		-	38
Loans	7,652	6,058		6,021	19,731
Mortgage servicing rights	14,859	-		-	14,859
Other assets	6,151	347		110	6,608
Total assets	48,663	8,122		15,307	72,092
Short-term borrowings	-	29		7,871	7,900
Accrued expenses and other liabilities	3,464	99	(2)	3	3,566
Long-term debt	-	2,356	(2)	5,673	8,029
Total liabilities	3,464	2,484		13,547	19,495
Noncontrolling interests	-	5		-	5
Net assets	$45,199	5,633		1,760	52,592

(1)  Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)  Includes the following VIE liabilities at June 30, 2014, and December 31, 2013, respectively, with recourse to the general credit of Wells Fargo: Accrued expenses and other liabilities, $9 million at each date; and Long-term debt, $19 million and $29 million.

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

		Carrying value - asset (liability)
					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets
June 30, 2014
Residential mortgage loan
securitizations:
Conforming (2)	$1,298,082	2,347	12,722	-	(696)	14,373
Other/nonconforming	35,080	1,557	226	-	(10)	1,773
Commercial mortgage securitizations	159,799	8,489	239	220	-	8,948
Collateralized debt obligations:
Debt securities	5,324	36	-	200	(108)	128
Loans (3)	5,776	5,649	-	-	-	5,649
Asset-based finance structures	9,179	5,885	-	(62)	-	5,823
Tax credit structures	22,132	6,631	-	-	(2,040)	4,591
Collateralized loan obligations	2,702	747	-	-	-	747
Investment funds	3,280	51	-	-	-	51
Other (4)	10,841	811	21	5	(17)	820
Total	$1,552,195	32,203	13,208	363	(2,871)	42,903

		Maximum exposure to loss
					Other
		Debt and			commitments
		equity	Servicing		and	Total
		interests	assets	Derivatives	guarantees	exposure
Residential mortgage loan
securitizations:
Conforming		$2,347	12,722	-	2,366	17,435
Other/nonconforming		1,557	226	-	347	2,130
Commercial mortgage securitizations		8,489	239	244	-	8,972
Collateralized debt obligations:
Debt securities		36	-	200	108	344
Loans (3)		5,649	-	-	-	5,649
Asset-based finance structures		5,885	-	62	995	6,942
Tax credit structures		6,631	-	-	506	7,137
Collateralized loan obligations		747	-	-	39	786
Investment funds		51	-	-	18	69
Other (4)		811	21	133	167	1,132
Total		$32,203	13,208	639	4,546	50,596

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

(1)  Includes total equity interests of $7.0 billion and $6.9 billion  at June 30, 2014, and December 31, 2013, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)  Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.4 billion and $2.1 billion at June 30, 2014, and December 31, 2013, respectively, for certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)  Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current and 71% and 72% were rated as investment grade by the primary rating agencies at June 30, 2014, and December 31, 2013, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

(4)  Includes structured financing, auto loan and lease securitizations and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

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

For complete descriptions of our types of transactions with unconsolidated VIEs with which we have a significant continuing involvement, but we are not the primary beneficiary, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2013 Form 10-K.

OTHER TRANSACTIONS WITH VIEs  Auction rate securities (ARS) are debt instruments with long-term maturities, which re-price more frequently, and preferred equities with no maturity. At June 30, 2014, we held in our available-for-sale securities portfolio $605 million of ARS issued by VIEs redeemed pursuant to agreements entered into in 2008 and 2009, compared with $653 million at December 31, 2013.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at June 30, 2014, and December 31, 2013, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.0 billion  and $1.9 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

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

Note 7:   Securitizations and Variable Interest Entities  (continued)

	2014		2013
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets
Quarter ended June 30,
Sales proceeds from securitizations	$39,830	-	115,287	-
Fees from servicing rights retained	979	2	1,051	3
Other interests held	369	18	441	21
Purchases of delinquent assets	-	-	7	-
Servicing advances, net of repayments	138	-	12	-

Six months ended June 30,
Sales proceeds from securitizations	$77,444	-	221,593	-
Fees from servicing rights retained	2,007	4	2,127	5
Other interests held	662	39	847	48
Purchases of delinquent assets	3	-	16	-
Servicing advances, net of repayments	(135)	-	814	-

In the second quarter and first half of 2014, we recognized net gains of $68 million and $97 million, respectively, from transfers accounted for as sales of financial assets in securitizations, compared with $46 million and $110 million, respectively, in the same periods of 2013. These net gains primarily relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.

Sales with continuing involvement during the second quarter and first half of 2014 and 2013 predominantly related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the second quarter and first half of 2014, we transferred $36.9 billion and $70.5 billion respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $111.2 billion and $211.9 billion, respectively in the same periods of 2013. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first half of 2014 we recorded a $560 million servicing asset, measured at fair value using a Level 3 measurement technique, and a $22 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first half of 2013, we recorded a $2.0 billion servicing asset and a $98 million liability.

We used the following key weighted-average assumptions to measure mortgage servicing assets at the date of securitization:

	Residential mortgage
	servicing rights
	2014	2013
Quarter ended June 30,
Prepayment speed (1)	12.9%	11.7
Discount rate	7.3	7.1
Cost to service ($ per loan) (2)	$301	199

Six months ended June 30,
Prepayment speed (1)	12.5%	11.8
Discount rate	7.6	7.1
Cost to service ($ per loan) (2)	$268	189

(1)  The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

(2)  Includes costs to service and unreimbursed foreclosure costs.

During the second quarter and first half of 2014, we transferred $1.0 billion and $2.3 billion, respectively, in fair value of commercial mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $1.5 billion and $3.2 billion in the same periods of 2013, respectively. These transfers resulted in gains of $17 million and $41 million in the second quarter and first half of 2014, respectively, because the loans were carried at lower of cost or market value (LOCOM), compared with gains of $38 million and $100 million in the second quarter and first half of 2013. In connection with these transfers, in the first half of 2014 we recorded a servicing asset of $5 million, initially measured at fair value using a Level 3 measurement technique, and securities available-for-sale of $100 million, classified as Level 2. In the first half of 2013, we recorded a servicing asset of $9 million, using a Level 3 measurement technique, and available-for-sale securities of $23 million, classified as Level 2.

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

		Other interests held
	Residential
	mortgage	Interest-	Consumer		Commercial (2)
	servicing	only	Subordinated	Senior	Subordinated	Senior
($ in millions, except cost to service amounts)	rights (1)	strips	bonds	bonds	bonds	bonds
Fair value of interests held at June 30, 2014	$13,900	136	38	-	319	642
Expected weighted-average life (in years)	5.9	3.8	5.5	-	3.3	5.9

Key economic assumptions:
Prepayment speed assumption (3)	12.1%	11.3	7.1	-
Decrease in fair value from:
10% adverse change	$804	3	-	-
25% adverse change	1,913	6	-	-

Discount rate assumption	7.7%	18.7	3.8	-	4.4	3.3
Decrease in fair value from:
100 basis point increase	$716	3	2	-	20	32
200 basis point increase	1,363	5	3	-	29	62

Cost to service assumption ($ per loan)	184
Decrease in fair value from:
10% adverse change	614
25% adverse change	1,536

Credit loss assumption			0.4%	-	9.3	-
Decrease in fair value from:
10% higher losses			$-	-	18	-
25% higher losses			-	-	26	-

Fair value of interests held at December 31, 2013	$15,580	135	39	-	283	587
Expected weighted-average life (in years)	6.4	3.8	5.9	-	3.6	6.3

Key economic assumptions:
Prepayment speed assumption (3)	10.7%	10.7	6.7	-
Decrease in fair value from:
10% adverse change	$864	3	-	-
25% adverse change	2,065	7	-	-

Discount rate assumption	7.8%	18.3	4.4	-	4.5	3.6
Decrease in fair value from:
100 basis point increase	$840	2	2	-	30	30
200 basis point increase	1,607	5	4	-	38	58

Cost to service assumption ($ per loan)	191
Decrease in fair value from:
10% adverse change	636
25% adverse change	1,591

Credit loss assumption			0.4%	-	14.2	-
Decrease in fair value from:
10% higher losses			$-	-	29	-
25% higher losses			-	-	39	1

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

Note 7:   Securitizations and Variable Interest Entities  (continued)

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.6 billion at both June 30, 2014, and December 31, 2013. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at June 30, 2014, and December 31, 2013, results in a decrease in fair value of $176 million and $175 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.

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

The following table presents information about the principal balances of off-balance sheet securitized loans, including residential mortgages sold to FNMA, FHLMC, GNMA and securitizations where servicing is our only form of continuing involvement. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. In securitizations where servicing is our only form of continuing involvement, we would only experience a loss if required to repurchase a delinquent loan due to a breach in representations and warranties associated with our loan sale or servicing contracts.

					Net charge-offs
	Total loans		Delinquent loans		Six months ended
	June 30,	Dec. 31	June 30,	Dec. 31	June 30,
(in millions)	2014	2013	2014	2013	2014	2013
Commercial:
Real estate mortgage	$116,023	119,346	8,377	8,808	706	387
Total commercial	116,023	119,346	8,377	8,808	706	387
Consumer:
Real estate 1-4 family first mortgage	1,290,759	1,313,298	16,299	17,009	270	471
Real estate 1-4 family junior lien mortgage	1	1	-	-	-	-
Other revolving credit and installment	1,698	1,790	82	99	-	-
Total consumer	1,292,458	1,315,089	16,381	17,108	270	471
Total off-balance sheet securitized loans (1)	$1,408,481	1,434,435	24,758	25,916	976	858

(1)  At June 30, 2014, and December 31, 2013, the table includes total loans of $1.3 trillion at both dates and delinquent loans of $13.6 billion and $14.0 billion, respectively for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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

		Carrying value
	Total		Third
	VIE	Consolidated	party	Noncontrolling	Net
(in millions)	assets	assets	liabilities	interests	assets
June 30, 2014

Secured borrowings:
Municipal tender option bond securitizations	$9,197	8,211	(5,624)	-	2,587
Commercial real estate loans	348	348	(160)	-	188
Residential mortgage securitizations	5,052	5,343	(5,199)	-	144
Total secured borrowings	14,597	13,902	(10,983)	-	2,919
Consolidated VIEs:
Nonconforming residential
mortgage loan securitizations	6,211	5,530	(1,983)	-	3,547
Structured asset finance	52	52	(18)	-	34
Investment funds	1,196	1,196	(18)	-	1,178
Other	449	434	(168)	(4)	262
Total consolidated VIEs	7,908	7,212	(2,187)	(4)	5,021
Total secured borrowings and consolidated VIEs	$22,505	21,114	(13,170)	(4)	7,940
December 31, 2013

Secured borrowings:
Municipal tender option bond securitizations	$11,626	9,210	(7,874)	-	1,336
Commercial real estate loans	486	486	(277)	-	209
Residential mortgage securitizations	5,337	5,611	(5,396)	-	215
Total secured borrowings	17,449	15,307	(13,547)	-	1,760
Consolidated VIEs:
Nonconforming residential
mortgage loan securitizations	6,770	6,018	(2,214)	-	3,804
Structured asset finance	56	56	(18)	-	38
Investment funds	1,536	1,536	(70)	-	1,466
Other	582	512	(182)	(5)	325
Total consolidated VIEs	8,944	8,122	(2,484)	(5)	5,633
Total secured borrowings and consolidated VIEs	$26,393	23,429	(16,031)	(5)	7,393

In addition to the transactions included in the previous table, at both June 30, 2014, and December 31, 2013, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At June 30, 2014, we pledged approximately $6.4 billion in loans (principal and interest eligible to be capitalized), $131 million in available-for-sale securities and $180 million in cash and cash equivalents to collateralize the VIE’s borrowings, compared with $6.6 billion, $160 million and $180 million, respectively, at December 31, 2013. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.

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

We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Fair value, beginning of period	$14,953	12,061	15,580	11,538
Servicing from securitizations or asset transfers	271	1,060	560	1,995
Sales	-	(160)	-	(583)
Net additions	271	900	560	1,412
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (1)	(876)	2,223	(1,385)	3,253
Servicing and foreclosure costs (2)	23	(82)	(11)	(140)
Discount rates (3)	(55)	-	(55)	-
Prepayment estimates and other (4)	73	(274)	175	(485)
Net changes in valuation model inputs or assumptions	(835)	1,867	(1,276)	2,628
Other changes in fair value (5)	(489)	(643)	(964)	(1,393)
Total changes in fair value	(1,324)	1,224	(2,240)	1,235
Fair value, end of period	$13,900	14,185	13,900	14,185

(1)  Primarily represents prepayment speed changes due to changes in mortgage interest rates, but also includes other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

(2)  Includes costs to service and unreimbursed foreclosure costs.

(3)  Reflects discount rate assumption change, excluding portion attributable to changes in mortgage interest rates.

(4)  Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior that occur independent of interest rate changes.

(5)  Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$1,219	1,181	1,229	1,160
Purchases	32	26	72	53
Servicing from securitizations or asset transfers	24	31	38	87
Amortization	(79)	(62)	(143)	(124)
Balance, end of period (1)	$1,196	1,176	1,196	1,176
Fair value of amortized MSRs (2):
Beginning of period	$1,624	1,404	1,575	1,400
End of period	1,577	1,533	1,577	1,533

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

	June 30,	Dec. 31,
(in billions)	2014	2013
Residential mortgage servicing:
Serviced for others	$1,451	1,485
Owned loans serviced	341	338
Subserviced for others	5	6
Total residential servicing	1,797	1,829
Commercial mortgage servicing:
Serviced for others	429	419
Owned loans serviced	109	107
Subserviced for others	7	7
Total commercial servicing	545	533
Total managed servicing portfolio	$2,342	2,362
Total serviced for others	$1,880	1,904
Ratio of MSRs to related loans serviced for others	0.80%	0.88

The components of mortgage banking noninterest income were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,077	1,102	2,159	2,227
Late charges	48	58	104	118
Ancillary fees	87	85	167	167
Unreimbursed direct servicing costs (1)	(84)	(215)	(232)	(485)
Net servicing fees	1,128	1,030	2,198	2,027
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(835)	1,867	(1,276)	2,628
Other changes in fair value (3)	(489)	(643)	(964)	(1,393)
Total changes in fair value of MSRs carried at fair value	(1,324)	1,224	(2,240)	1,235
Amortization	(79)	(62)	(143)	(124)
Net derivative gains (losses) from economic hedges (4)	1,310	(1,799)	2,158	(2,431)
Total servicing income, net	1,035	393	1,973	707
Net gains on mortgage loan origination/sales activities	688	2,409	1,260	4,889
Total mortgage banking noninterest income	$1,723	2,802	3,233	5,596
Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$475	68	882	197

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

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $975 million at June 30, 2014, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$799	2,317	899	2,206
Provision for
repurchase losses:
Loan sales	12	40	22	99
Change in estimate (1)	(38)	25	(42)	275
Total additions (reductions)	(26)	65	(20)	374
Losses	(7)	(160)	(113)	(358)
Balance, end of period	$766	2,222	766	2,222

(1)  Results from changes in investor demand, mortgage insurer practices, credit and the financial stability of correspondent lenders.

Note 9:  Intangible Assets

The gross carrying value of intangible assets and accumulated amortization was:

	June 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	value	amortization	value	value	amortization	value
Amortized intangible assets (1):
MSRs (2)	$2,749	(1,553)	1,196	2,639	(1,410)	1,229
Core deposit intangibles	12,834	(8,717)	4,117	12,834	(8,160)	4,674
Customer relationship and other intangibles	3,151	(2,196)	955	3,145	(2,061)	1,084
Total amortized intangible assets	$18,734	(12,466)	6,268	18,618	(11,631)	6,987
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$13,900			15,580
Goodwill	25,705			25,637
Trademark	14			14

(1)  Excludes fully amortized intangible assets.

(2)  See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2014. Future amortization expense may vary from these projections.

			Customer
		Core	relationship
	Amortized	deposit	and other
(in millions)	MSRs	intangibles	intangibles	Total
Six months ended June 30, 2014 (actual)	$143	557	135	835
Estimate for the remainder of 2014	$123	556	122	801
Estimate for year ended December 31,
2015	224	1,022	223	1,469
2016	185	919	209	1,313
2017	143	851	194	1,188
2018	111	769	185	1,065
2019	95	-	9	104

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

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company
December 31, 2012 and June 30, 2013	$17,922	7,344	371	25,637
December 31, 2013	$17,922	7,344	371	25,637
Reduction in goodwill related to divested businesses	-	(11)	-	(11)
Goodwill from business combinations	-	87	-	87
Other	(8)	-	-	(8)
June 30, 2014	$17,914	7,420	371	25,705

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

	June 30, 2014
		Maximum exposure to loss
			Expires after	Expires after
		Expires in	one year	three years	Expires		Non-
	Carrying	one year	through	through	after five		investment
(in millions)	value	or less	three years	five years	years	Total	grade
Standby letters of credit (1)	$53	17,051	11,171	5,780	832	34,834	9,063
Securities lending and
other indemnifications (2)	-	-	7	24	3,248	3,279	37
Written put options (3)	946	7,560	4,911	2,332	2,421	17,224	5,726
Loans and MHFS sold with recourse (4)	75	108	454	841	5,060	6,463	3,508
Factoring guarantees (5)	-	1,236	-	-	-	1,236	1,236
Other guarantees	40	27	112	18	1,737	1,894	109
Total guarantees	$1,114	25,982	16,655	8,995	13,298	64,930	19,679

	December 31, 2013
		Maximum exposure to loss
			Expires after	Expires after
		Expires in	one year	three years			Non-
	Carrying	one year	through	through	Expires after		investment
(in millions)	value	or less	three years	five years	five years	Total	grade
Standby letters of credit (1)	$56	16,907	11,628	5,308	994	34,837	9,512
Securities lending and
other indemnifications (2)	-	-	3	18	3,199	3,220	25
Written put options (3)	907	4,775	2,967	3,521	2,725	13,988	4,311
Loans and MHFS sold with recourse (4)	86	116	418	849	5,014	6,397	3,674
Factoring guarantees (5)	-	2,915	-	-	-	2,915	2,915
Other guarantees (6)	33	34	111	16	971	1,132	113
Total guarantees	$1,082	24,747	15,127	9,712	12,903	62,489	20,550

(1)  Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $ 16.4  billion and $16.8 billion at June  30, 2014 and December 31, 2013, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)  Includes $244 million and $337 million at June 30, 2014 and December 31, 2013, respectively, in debt and equity securities lent from participating institutional client portfolios to third-party borrowers. Also includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $951 million and $769 million with related collateral of $5.7 billion and $3.7 billion at June 30, 2014 and December 31, 2013, respectively. Estimated maximum exposure to loss was $3.0 billion and $2.9 billion as of the same periods, respectively.

(3)  Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives).

(4)  Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $4 million and $5 million respectively, of loans associated with these agreements in the second quarter and first half of 2014, and $7 million and $18 million in the same periods of 2013, respectively.

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

Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is its extremely remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in the table above do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee agreements. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value, which is either fair value for derivative-related products or the allowance for lending- related commitments, is more representative of our exposure to loss than maximum exposure to loss.

Pledged Assets

As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. The following table provides the total carrying amount of pledged assets by asset type, of which substantially all are pursuant to agreements that do not permit the secured party to sell or repledge the collateral. The table excludes pledged consolidated VIE assets of $7.2 billion and $8.1 billion at June 30, 2014, and December 31, 2013, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $13.9 billion and $15.3 billion in assets pledged in transactions accounted for as secured borrowings at June 30, 2014 and December 31, 2013, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.

	June 30,	Dec. 31,
(in millions)	2014	2013
Trading assets and other (1)	$45,271	30,288
Investment securities (2)	87,832	85,468
Loans (3)	418,779	381,597
Total pledged assets	$551,882	497,353

(1)

Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $44.0 billion and $29.0 billion at June 30, 2014, and December 31, 2013, respectively, under agreements that permit the secured parties to sell or repledge the collateral.

(2)

Includes $7.1 billion and $8.7 billion in collateral for repurchase agreements at June 30, 2014, and December 31, 2013, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral.

(3)

Represent loans carried at amortized cost, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.4 billion and $2.1 billion at June 30, 2014 and December 31, 2013, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

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

		June 30,	Dec. 31,
(in millions)		2014	2013
Assets:
Resale and securities borrowing agreements
	Gross amounts recognized	$45,890	38,635
	Gross amounts offset in consolidated balance sheet (1)	(6,863)	(2,817)
	Net amounts in consolidated balance sheet (2)	39,027	35,818
	Collateral not recognized in consolidated balance sheet (3)	(38,973)	(35,768)
	Net amount (4)	$54	50
Liabilities:
Repurchase and securities lending agreements
	Gross amounts recognized	$51,432	38,032
	Gross amounts offset in consolidated balance sheet (1)	(6,863)	(2,817)
	Net amounts in consolidated balance sheet (5)	44,569	35,215
	Collateral pledged but not netted in consolidated balance sheet (6)	(44,121)	(34,770)
	Net amount (7)	$448	445

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.
(2)

At June 30, 2014 and December 31, 2013, includes $29.3 billion and $25.7 billion, respectively, classified on our consolidated balance sheet in Federal funds sold, securities purchased under resale agreements and other short-term investments and $9.7 billion and $10.1 billion, respectively, in Loans.

(3)

Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At June 30, 2014 and December 31, 2013, we have received total collateral with a fair value of $52.4 billion and $43.3 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $31.8 billion at June 30, 2014 and $23.8 billion at December 31, 2013.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)	Amount is classified in Short-term borrowings on our consolidated balance sheet.
(6)

Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At June 30, 2014 and December 31, 2013, we have pledged total collateral with a fair value of $52.4 billion and $39.0 billion, respectively, of which, the counterparty does not have the right to sell or repledge $8.4 billion as of June 30, 2014 and $10.0 billion as of December 31, 2013.

(7)	Represents the amount of our exposure that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

Note 11:  Legal Actions

The following supplements our discussion of certain matters previously reported in Note 15 (Legal Actions) to Financial Statements in our 2013 Form 10-K and Note 11 (Legal Actions) to Financial Statements in our 2014 first quarter Quarterly Report on Form 10-Q for events occurring during second quarter 2014.

FHA INSURANCE  LITIGATION   On  October  9,  2012,  the  United States filed  a  complaint,  captioned  United  States  of  America  v. Wells  Fargo  Bank,  N.A.,  in  the  U.S.  District  Court  for  the Southern  District  of  New  York.  The  complaint  makes  claims  with respect  to  Wells  Fargo’s  Federal  Housing  Administration  (FHA) lending  program  for  the  period  2001  to  2010.  The  complaint alleges,  among  other  allegations,  that  Wells  Fargo  improperly certified  certain  FHA  mortgage  loans  for  United  States Department  of  Housing  and  Urban  Development  (HUD) insurance  that  did  not  qualify  for  the  program,  and  therefore Wells  Fargo  should  not  have  received  insurance  proceeds  from HUD when  some  of  the  loans  later  defaulted.  The  complaint further  alleges  Wells  Fargo  knew  some  of  the  mortgages  did not qualify for  insurance  and  did  not  disclose  the  deficiencies  to HUD before  making  insurance  claims.  On December 1,  2012, Wells  Fargo  filed  a  motion  in  the  U.S.  District  Court  for  the District  of  Columbia  seeking  to enforce  a  release  of  Wells  Fargo given by  the  United  States,  which  was  denied  on February  12,  2013.  On  April  11,  2013,  Wells  Fargo  appealed  the decision  to  the  U.S.  Court  of  Appeals  for  the  District  of Columbia Circuit. The Court affirmed the denial of Wells Fargo’s motion on June 20, 2014.

MARYLAND  MORTGAGE  LENDING  LITIGATION  On  July  8,  2008,  a  class  action  complaint  captioned  Stacey and Bradley  Petry,  et  al., v. Wells  Fargo  Bank,  N.A.,  et  al., was filed.  The  complaint  alleges  that  Wells  Fargo  and  others  violated the  Maryland  Finder’s  Fee  Act  in  the  closing  of  mortgage  loans  in Maryland.  On  March  13,  2013,  the  Court  held  the  plaintiff  class did not  have  sufficient  evidence  to  proceed  to  trial,  which  was previously  set for March  18,  2013.  On  June  20,  2013,  the  Court entered judgment  in favor of  the  defendants.  The  plaintiffs  appealed. The U.S. Court of Appeals for the Fourth Circuit affirmed the judgment in favor of the defendants on July 10, 2014.

SECURITIES LENDING LITIGATION  Wells Fargo Bank, N.A. is involved in five separate pending actions brought by securities lending customers of Wells Fargo and Wachovia Bank in various courts. In general, each of the cases alleges that Wells Fargo violated fiduciary and contractual duties by investing collateral for loaned securities in investments that suffered losses. One of the cases, filed on March 27, 2012, is composed of a class of Wells Fargo securities lending customers in a case captioned City of Farmington Hills Employees Retirement System v. Wells Fargo Bank, N.A. The class action is pending in the U.S. District Court for the District of Minnesota. On April 12, 2014, the parties reached a settlement in principle of the class action case. The settlement was preliminarily approved by the Court on June 5, 2014. A hearing on final approval is set for August 14, 2014.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was $1.2 billion as of June 30, 2014. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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

	June 30, 2014			December 31, 2013
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives
Derivatives designated as hedging instruments
Interest rate contracts (1)	$113,454	4,848	2,049	100,412	4,315	2,528
Foreign exchange contracts	26,255	1,402	696	26,483	1,091	847
Total derivatives designated as
qualifying hedging instruments		6,250	2,745		5,406	3,375
Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	218,327	731	653	220,577	595	897
Equity contracts	4,689	507	52	3,273	349	206
Foreign exchange contracts	22,866	62	187	10,064	21	35
Other derivatives	2,093	1	14	2,160	13	16
Subtotal		1,301	906		978	1,154
Customer accommodation, trading and other
free-standing derivatives:
Interest rate contracts	4,153,432	44,171	46,403	4,030,068	50,936	53,113
Commodity contracts	97,695	3,314	3,188	96,889	2,673	2,603
Equity contracts	129,754	9,402	8,642	96,379	7,475	7,588
Foreign exchange contracts	209,464	2,680	2,270	164,160	3,731	3,626
Credit contracts - protection sold	15,612	281	1,156	19,501	354	1,532
Credit contracts - protection purchased	19,683	887	294	23,314	1,147	368
Subtotal		60,735	61,953		66,316	68,830
Total derivatives not designated as hedging instruments		62,036	62,859		67,294	69,984
Total derivatives before netting		68,286	65,604		72,700	73,359
Netting (3)		(50,874)	(56,574)		(56,894)	(63,739)
Total		$17,412	9,030		15,806	9,620

(1)  Notional amounts presented exclude $3.2 billion and $1.9 billion at June 30, 2014 and December 31, 2013, respectively, of certain derivatives that are combined for designation as a hedge on a single instrument.

(2)  Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans, derivative loan commitments and other interests held.

(3)  Represents balance sheet netting of derivative asset and liability balances, and related cash collateral. See the next table in this Note for further information.

The following table provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table include $54.0 billion and $58.2 billion of gross derivative assets and liabilities, respectively, at June 30, 2014, and $59.8 billion and $66.1 billion, respectively, at December 31, 2013, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $14.3 billion and $7.4 billion, respectively, at June 30, 2014 and $12.9 billion and $7.3 billion, respectively, at December 31, 2013, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.

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

Note 12:   Derivatives  (continued)

				Gross amounts
		Gross amounts		not offset in
		offset in	Net amounts in	consolidated		Percent
	Gross	consolidated	consolidated	balance sheet		traded in
	amounts	balance	balance	(Disclosure-only	Net	over-the-counter
(in millions)	recognized	sheet (1)	sheet (2)	netting) (3)	amounts	market (4)
June 30, 2014
Derivative assets
Interest rate contracts	$49,750	(41,549)	8,201	(744)	7,457	59%
Commodity contracts	3,314	(679)	2,635	(75)	2,560	64
Equity contracts	9,909	(4,016)	5,893	(380)	5,513	71
Foreign exchange contracts	4,144	(3,580)	564	(2)	562	100
Credit contracts-protection sold	281	(255)	26	-	26	96
Credit contracts-protection purchased	887	(795)	92	(28)	64	100
Other contracts	1	-	1	-	1	100
Total derivative assets	$68,286	(50,874)	17,412	(1,229)	16,183
Derivative liabilities
Interest rate contracts	$49,105	(47,039)	2,066	(629)	1,437	57%
Commodity contracts	3,188	(947)	2,241	(1)	2,240	54
Equity contracts	8,694	(4,426)	4,268	(166)	4,102	90
Foreign exchange contracts	3,153	(2,746)	407	-	407	100
Credit contracts-protection sold	1,156	(1,151)	5	-	5	100
Credit contracts-protection purchased	294	(265)	29	-	29	94
Other contracts	14	-	14	-	14	100
Total derivative liabilities	$65,604	(56,574)	9,030	(796)	8,234
December 31, 2013
Derivative assets
Interest rate contracts	$55,846	(48,271)	7,575	(1,101)	6,474	65%
Commodity contracts	2,673	(659)	2,014	(72)	1,942	52
Equity contracts	7,824	(3,254)	4,570	(239)	4,331	81
Foreign exchange contracts	4,843	(3,567)	1,276	(9)	1,267	100
Credit contracts-protection sold	354	(302)	52	-	52	92
Credit contracts-protection purchased	1,147	(841)	306	(33)	273	100
Other contracts	13	-	13	-	13	100
Total derivative assets	$72,700	(56,894)	15,806	(1,454)	14,352
Derivative liabilities
Interest rate contracts	$56,538	(53,902)	2,636	(482)	2,154	66%
Commodity contracts	2,603	(952)	1,651	(11)	1,640	73
Equity contracts	7,794	(3,502)	4,292	(124)	4,168	94
Foreign exchange contracts	4,508	(3,652)	856	-	856	100
Credit contracts-protection sold	1,532	(1,432)	100	-	100	100
Credit contracts-protection purchased	368	(299)	69	-	69	89
Other contracts	16	-	16	-	16	100
Total derivative liabilities	$73,359	(63,739)	9,620	(617)	9,003

(1)

Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $207 million and $236 million related to derivative assets and $49 million and $67 million related to derivative liabilities as of June 30, 2014 and December 31, 2013, respectively. Cash collateral totaled $4.7 billion and $10.6 billion, netted against derivative assets and liabilities, respectively, at June 30, 2014, and $4.3 billion and $11.3 billion, respectively, at December 31, 2013.

(2)

Net derivative assets of $12.4 billion and $14.4 billion are classified in Trading assets as of June 30, 2014 and December 31, 2013, respectively. $5.0 billion and $1.4 billion are classified in Other assets in the consolidated balance sheet as of June 30, 2014 and December 31, 2013, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.

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

	Interest rate			Foreign exchange		Total net
	contracts hedging:			contracts hedging:		gains
						(losses)
	Available-	Mortgages		Available-		on fair
	for-sale	held for	Long-term	for-sale	Long-term	value
(in millions)	securities	sale	debt	securities	debt	hedges

Quarter ended June 30, 2014
Net interest income (expense) recognized on derivatives	$(178)	(7)	456	(6)	77	342

Gains (losses) recorded in noninterest income
Recognized on derivatives	(440)	(11)	795	(5)	340	679
Recognized on hedged item	427	8	(714)	4	(300)	(575)
Net recognized on fair value hedges (ineffective portion) (1)	$(13)	(3)	81	(1)	40	104

Quarter ended June 30, 2013
Net interest income (expense) recognized on derivatives	$(136)	2	395	(2)	69	328

Gains (losses) recorded in noninterest income
Recognized on derivatives	899	(11)	(1,666)	104	(607)	(1,281)
Recognized on hedged item	(890)	4	1,576	(100)	557	1,147
Net recognized on fair value hedges (ineffective portion) (1)	$9	(7)	(90)	4	(50)	(134)

Six months ended June 30, 2014
Net interest income (expense) recognized on derivatives	$(353)	(10)	904	(8)	150	683

Gains (losses) recorded in noninterest income
Recognized on derivatives	(945)	(26)	1,783	(19)	414	1,207
Recognized on hedged item	924	19	(1,567)	15	(374)	(983)
Net recognized on fair value hedges (ineffective portion) (1)	$(21)	(7)	216	(4)	40	224

Six months ended June 30, 2013
Net interest income (expense) recognized on derivatives	$(261)	3	792	(2)	137	669

Gains (losses) recorded in noninterest income
Recognized on derivatives	1,203	(9)	(2,394)	312	(1,380)	(2,268)
Recognized on hedged item	(1,178)	(1)	2,264	(303)	1,328	2,110
Net recognized on fair value hedges (ineffective portion) (1)	$25	(10)	(130)	9	(52)	(158)

(1)    Both the second quarter and first half of 2014 included $0 million  and the second quarter and first half of 2013 included $(1) million and $(4) million, respectively, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency available-for-sale securities and long-term debt that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

We use derivatives to hedge certain financial instruments against future interest rate increases and to limit the variability of cash flows on certain financial instruments due to changes in the benchmark interest rate. For more information on cash flow hedges, see Note 16 (Derivatives) to Financial Statements in our 2013 Form 10-K.

Based upon current interest rates, we estimate that $290 million (pre tax) of deferred net gains on derivatives in OCI at June 30, 2014, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years for both hedges of floating-rate debt and floating-rate commercial loans.

The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

		Quarter	Six months
	ended June 30,		ended June 30,
(in millions)	2014	2013	2014	2013
Gains (losses) (pre tax) recognized in OCI on derivatives	$212	(10)	256	(3)
Gains (pre tax) reclassified from cumulative OCI into net income (1)	115	69	221	156
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	1	1	1	1

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

The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains of $1.3 billion and $ 2.2 billion in  second quarter and first half of 2014, respectively, and net derivative losses of $1.8 billion and $2.4 billion in second quarter and first half of 2013, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset  of $492 million at June 30, 2014 and a net liability of $531 million at December 31, 2013. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $124  million and a net liability of $26 million at June 30, 2014 and December 31, 2013, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.

For more information on freestanding derivatives, see Note 16 (Derivatives) to Financial Statements in our 2013 Form 10-K.

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions)	2014	2013	2014	2013
Net gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (1)	$475	1,347	841	1,728
Other (2)	(66)	74	(125)	98
Equity contracts (3)	47	(24)	123	(38)
Foreign exchange contracts (2)	(117)	12	(48)	20
Credit contracts (2)	-	(2)	-	(6)
Other (2)	(2)	-	(9)	-
Subtotal	337	1,407	782	1,802
Net gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (4)	498	(1,176)	788	(906)
Other (5)	(337)	376	(728)	581
Commodity contracts (5)	(13)	63	37	224
Equity contracts (5)	(214)	(7)	(308)	(257)
Foreign exchange contracts (5)	152	138	414	415
Credit contracts (5)	5	28	32	(20)
Subtotal	91	(578)	235	37
Net gains recognized related to derivatives not designated
as hedging instruments	$428	829	1,017	1,839

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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Protection
			sold -	purchased	Net
			non-	with	protection	Other
	Fair value	Protection	investment	identical	sold	protection	Range of
(in millions)	liability	sold (A)	grade	underlyings (B)	(A) - (B)	purchased	maturities
June 30, 2014
Credit default swaps on:
Corporate bonds	$36	8,859	4,388	5,725	3,134	4,316	2014-2021
Structured products	828	1,319	1,024	758	561	379	2017-2052
Credit protection on:
Default swap index	-	1,927	234	1,575	352	582	2014-2019
Commercial mortgage-
backed securities index	271	1,062	-	651	411	332	2047-2063
Asset-backed securities index	21	53	-	1	52	85	2045-2046
Other	-	2,392	2,392	-	2,392	5,279	2014-2025
Total credit derivatives	$1,156	15,612	8,038	8,710	6,902	10,973

December 31, 2013
Credit default swaps on:
Corporate bonds	$48	10,947	5,237	6,493	4,454	5,557	2014-2021
Structured products	1,091	1,553	1,245	894	659	389	2016-2052
Credit protection on:
Default swap index	-	3,270	388	2,471	799	898	2014-2018
Commercial mortgage-backed securities index (1)	344	1,106	1	535	571	535	2049-2052
Asset-backed securities index (1)	48	55	-	1	54	87	2045-2046
Other	1	2,570	2,570	3	2,567	5,451	2014-2025
Total credit derivatives	$1,532	19,501	9,441	10,397	9,104	12,917

(1)				Amounts previously reported for "Protection sold - non-investment grade" have been revised to reflect a corrected determination of the investment grade status of sold credit protection.

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

Note 12:   Derivatives  (continued)

Credit-Risk Contingent Features

Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $11.4 billion at June 30, 2014, and $14.3 billion at December 31, 2013, respectively, for which we posted $9.9 billion and $12.2  billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on June 30, 2014, or December 31, 2013, we would have been required to post additional collateral of $1.5 billion or $2.5 billion, respectively, or potentially settle the contract in an amount equal to its fair value.

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

Fair Value Hierarchy   We group our assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

June 30, 2014
Trading assets (excluding derivatives)	$-	-	-	1,913	185	-
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	-	-	-	537	5,876	-
Securities of U.S. states and political subdivisions	-	-	-	-	41,600	89
Mortgage-backed securities	-	377	-	-	145,882	177
Other debt securities (1)	-	304	703	-	44,393	683
Total debt securities	-	681	703	537	237,751	949
Total marketable equity securities	-	-	-	3	589	-
Total available-for-sale securities	-	681	703	540	238,340	949
Derivatives (trading and other assets)	-	4	-	-	315	1
Derivatives (liabilities)	-	(6)	-	-	(318)	-
Other liabilities	-	-	-	-	-	-

December 31, 2013
Trading assets (excluding derivatives)	$-	122	1	1,804	652	3
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	-	-	-	557	5,723	-
Securities of U.S. states and political subdivisions	-	-	-	-	39,257	63
Mortgage-backed securities	-	621	-	-	148,074	180
Other debt securities (1)	-	1,537	722	-	44,681	746
Total debt securities	-	2,158	722	557	237,735	989
Total marketable equity securities	-	-	-	-	630	-
Total available-for-sale securities	-	2,158	722	557	238,365	989
Derivatives (trading and other assets)	-	5	-	-	417	3
Derivatives (liabilities)	-	(12)	-	-	(418)	-
Other liabilities	-	(115)	-	-	(36)	-

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Note 13:   Fair Values of Assets and Liabilities  (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities recorded at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3		Netting		Total
June 30, 2014
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$13,073	3,982	-		-		17,055
Securities of U.S. states and political subdivisions	-	2,433	8		-		2,441
Collateralized loan and other debt obligations (1)	-	146	581		-		727
Corporate debt securities	1	8,470	62		-		8,533
Mortgage-backed securities	-	16,147	1		-		16,148
Asset-backed securities	-	756	91		-		847
Equity securities	8,525	25	13		-		8,563
Total trading securities (2)	21,599	31,959	756		-		54,314
Other trading assets	2,808	2,056	49		-		4,913
Total trading assets (excluding derivatives)	24,407	34,015	805		-		59,227
Securities of U.S. Treasury and federal agencies	537	5,877	-		-		6,414
Securities of U.S. states and political subdivisions	-	41,610	3,169	(3)	-		44,779
Mortgage-backed securities:
Federal agencies	-	116,908	-		-		116,908
Residential	-	11,178	41		-		11,219
Commercial	-	18,078	136		-		18,214
Total mortgage-backed securities	-	146,164	177		-		146,341
Corporate debt securities	85	19,210	284		-		19,579
Collateralized loan and other debt obligations (4)	-	19,505	1,326	(3)	-		20,831
Asset-backed securities:
Auto loans and leases	-	41	272	(3)	-		313
Home equity loans	-	845	-		-		845
Other asset-backed securities	-	5,409	1,295	(3)	-		6,704
Total asset-backed securities	-	6,295	1,567		-		7,862
Other debt securities	-	40	-		-		40
Total debt securities	622	238,701	6,523		-		245,846
Marketable equity securities:
Perpetual preferred securities (5)	477	585	700	(3)	-		1,762
Other marketable equity securities	1,349	4	-		-		1,353
Total marketable equity securities	1,826	589	700		-		3,115
Total available-for-sale securities	2,448	239,290	7,223		-		248,961
Mortgages held for sale	-	14,052	2,396		-		16,448
Loans held for sale	-	1	-		-		1
Loans	-	-	5,926		-		5,926
Mortgage servicing rights (residential)	-	-	13,900		-		13,900
Derivative assets:
Interest rate contracts	29	49,292	429		-		49,750
Commodity contracts	-	3,308	6		-		3,314
Equity contracts	2,888	5,332	1,689		-		9,909
Foreign exchange contracts	129	4,012	3		-		4,144
Credit contracts	-	605	563		-		1,168
Other derivative contracts	-	-	1		-		1
Netting	-	-	-		(50,874)	(6)	(50,874)
Total derivative assets (7)	3,046	62,549	2,691		(50,874)		17,412
Other assets	-	-	2,005		-		2,005
Total assets recorded at fair value	$29,901	349,907	34,946		(50,874)		363,880
Derivative liabilities:
Interest rate contracts	$(24)	(48,835)	(246)		-		(49,105)
Commodity contracts	-	(3,184)	(4)		-		(3,188)
Equity contracts	(845)	(6,110)	(1,739)		-		(8,694)
Foreign exchange contracts	(119)	(3,033)	(1)		-		(3,153)
Credit contracts	-	(621)	(829)		-		(1,450)
Other derivative contracts	-	-	(14)		-		(14)
Netting	-	-	-		56,574	(6)	56,574
Total derivative liabilities (7)	(988)	(61,783)	(2,833)		56,574		(9,030)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(6,028)	(1,937)	-		-		(7,965)
Securities of U.S. states and political subdivisions	-	(24)	-		-		(24)
Corporate debt securities	-	(5,164)	-		-		(5,164)
Equity securities	(1,954)	(6)	-		-		(1,960)
Other securities	-	(25)	-		-		(25)
Total short sale liabilities	(7,982)	(7,156)	-		-		(15,138)
Other liabilities (excluding derivatives)	-	-	(45)		-		(45)
Total liabilities recorded at fair value	$(8,970)	(68,939)	(2,878)		56,574		(24,213)

(1)  Includes collateralized debt obligations of $1 million.

(2)  Net gains (losses) from trading activities recognized in the income statement for the first half of 2014 and 2013 include $216 million  and $(646) million in net unrealized gains (losses) on trading securities held at June 30, 2014 and 2013, respectively.

(3)  Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(4)  Includes collateralized debt obligations of $580 million.

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

(2)  Net gains from trading activities recognized in the income statement for the year ended December 31, 2013, include $(29) million in net unrealized losses on trading securities held at December 31, 2013.

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

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended June 30, 2014
Trading assets (excluding derivatives)	$-	-	38	-	-	(38)	-
Available-for-sale securities	-	-	97	(53)	53	(97)	-
Mortgages held for sale	-	-	98	(139)	139	(98)	-
Loans	-	-	-	(270)	270	-	-
Net derivative assets and liabilities	-	-	(132)	3	(3)	132	-
Total transfers	$-	-	101	(459)	459	(101)	-
Quarter ended June 30, 2013
Trading assets (excluding derivatives)	$-	(246)	266	(1)	1	(20)	-
Available-for-sale securities	-	-	165	-	-	(165)	-
Mortgages held for sale	-	-	46	(81)	81	(46)	-
Loans	-	-	58	-	-	(58)	-
Net derivative assets and liabilities	-	-	70	-	-	(70)	-
Total transfers	$-	(246)	605	(82)	82	(359)	-
Six months ended June 30, 2014
Trading assets (excluding derivatives)	$-	-	40	(28)	28	(40)	-
Available-for-sale securities	-	(8)	105	(148)	148	(97)	-
Mortgages held for sale	-	-	122	(196)	196	(122)	-
Loans	-	-	49	(270)	270	(49)	-
Net derivative assets and liabilities	-	-	(87)	-	-	87	-
Total transfers	$-	(8)	229	(642)	642	(221)	-
Six months ended June 30, 2013
Trading assets (excluding derivatives) (2)	$-	(246)	468	(26)	26	(222)	-
Available-for-sale securities (2)	17	-	10,841	(17)	-	(10,841)	-
Mortgages held for sale	-	-	139	(178)	178	(139)	-
Loans	-	-	106	-	-	(106)	-
Net derivative assets and liabilities	-	-	49	-	-	(49)	-
Total transfers	$17	(246)	11,603	(221)	204	(11,357)	-

(1)  All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward table in this Note.

(2)  For the first half of 2013, consists of $202 million of collateralized loan obligations classified as trading assets and $10.6 billion classified as available-for-sale securities that we transferred from Level 3 to Level 2 in first quarter 2013 as a result of increased observable market data in the valuation of such instruments.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2014, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Quarter ended June 30, 2014
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$40	-	-	(1)	-	(31)	8	-
Collateralized loan and other debt obligations	608	3	-	(26)	-	(4)	581	(10)
Corporate debt securities	86	(4)	-	(20)	-	-	62	1
Mortgage-backed securities	1	-	-	-	-	-	1	-
Asset-backed securities	97	12	-	(15)	-	(3)	91	12
Equity securities	13	-	-	-	-	-	13	-
Total trading securities	845	11	-	(62)	-	(38)	756	3
Other trading assets	52	(3)	-	-	-	-	49	(1)
Total trading assets
(excluding derivatives)	897	8	-	(62)	-	(38)	805	2	(3)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	3,099	-	7	107	53	(97)	3,169	(2)
Mortgage-backed securities:
Residential	41	-	1	(1)	-	-	41	-
Commercial	141	(2)	(3)	-	-	-	136	(1)
Total mortgage-backed
securities	182	(2)	(2)	(1)	-	-	177	(1)
Corporate debt securities	297	9	(12)	(10)	-	-	284	-
Collateralized loan and other debt obligations	1,420	27	(8)	(113)	-	-	1,326	(2)
Asset-backed securities:
Auto loans and leases	274	-	(2)	-	-	-	272	-
Home equity loans	-	-	-	-	-	-	-	-
Other asset-backed securities	1,280	-	1	14	-	-	1,295	-
Total asset-backed securities	1,554	-	(1)	14	-	-	1,567	-
Total debt securities	6,552	34	(16)	(3)	53	(97)	6,523	(5)	(4)
Marketable equity securities:
Perpetual preferred securities	708	1	(6)	(3)	-	-	700	-
Other marketable equity securities	-	4	-	(4)	-	-	-	-
Total marketable
equity securities	708	5	(6)	(7)	-	-	700	-	(5)
Total available-for-sale
securities	7,260	39	(22)	(10)	53	(97)	7,223	(5)
Mortgages held for sale	2,363	21	-	(29)	139	(98)	2,396	24	(6)
Loans	5,689	3	-	(36)	270	-	5,926	7	(6)
Mortgage servicing rights (residential) (7)	14,953	(1,324)	-	271	-	-	13,900	(835)	(6)
Net derivative assets and liabilities:
Interest rate contracts	58	551	-	(426)	-	-	183	199
Commodity contracts	(43)	10	-	(2)	-	37	2	-
Equity contracts	(24)	(3)	-	(115)	(3)	95	(50)	(50)
Foreign exchange contracts	6	3	-	(7)	-	-	2	(3)
Credit contracts	(268)	2	-	-	-	-	(266)	(14)
Other derivative contracts	(11)	(2)	-	-	-	-	(13)	-
Total derivative contracts	(282)	561	-	(550)	(3)	132	(142)	132	(8)
Other assets	2,040	(30)	-	(5)	-	-	2,005	(2)	(3)
Short sale liabilities	(5)	(1)	-	6	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(37)	(7)	-	(1)	-	-	(45)	-	(6)

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

(continued on following page)

Note 13:   Fair Values of Assets and Liabilities  (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2014.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2014
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$1	(1)	-	(1)	(1)
Collateralized loan and other debt obligations	127	(151)	-	(2)	(26)
Corporate debt securities	8	(34)	-	6	(20)
Mortgage-backed securities	-	-	-	-	-
Asset-backed securities	1	(6)	-	(10)	(15)
Equity securities	-	-	-	-	-
Total trading securities	137	(192)	-	(7)	(62)
Other trading assets	1	(1)	-	-	-
Total trading assets
(excluding derivatives)	138	(193)	-	(7)	(62)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	-	-	257	(150)	107
Mortgage-backed securities:
Residential	-	(1)	-	-	(1)
Commercial	-	-	-	-	-
Total mortgage-backed
securities	-	(1)	-	-	(1)
Corporate debt securities	7	(8)	(1)	(8)	(10)
Collateralized loan and other debt obligations	9	-	-	(122)	(113)
Asset-backed securities:
Auto loans and leases	-	-	-	-	-
Home equity loans	-	-	-	-	-
Other asset-backed securities	75	-	50	(111)	14
Total asset-backed securities	75	-	50	(111)	14
Total debt securities	91	(9)	306	(391)	(3)
Marketable equity securities:
Perpetual preferred securities	-	-	-	(3)	(3)
Other marketable equity securities	-	(4)	-	-	(4)
Total marketable
equity securities	-	(4)	-	(3)	(7)
Total available-for-sale
securities	91	(13)	306	(394)	(10)
Mortgages held for sale	59	-	-	(88)	(29)
Loans	1	-	104	(141)	(36)
Mortgage servicing rights (residential)	-	-	271	-	271
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	(426)	(426)
Commodity contracts	-	-	-	(2)	(2)
Equity contracts	-	(57)	-	(58)	(115)
Foreign exchange contracts	-	-	-	(7)	(7)
Credit contracts	2	72	-	(74)	-
Other derivative contracts	-	-	-	-	-
Total derivative contracts	2	15	-	(567)	(550)
Other assets	1	(1)	-	(5)	(5)
Short sale liabilities	11	(5)	-	-	6
Other liabilities (excluding derivatives)	-	-	-	(1)	(1)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2013, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Quarter ended June 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$36	(1)	-	5	-	-	40	-
Collateralized loan and other debt obligations	505	25	-	(35)	-	-	495	(13)
Corporate debt securities	29	-	-	(16)	1	-	14	(1)
Mortgage-backed securities	5	1	-	3	-	-	9	-
Asset-backed securities	143	(3)	-	(11)	-	(20)	109	(10)
Equity securities	-	-	-	-	-	-	-	-
Total trading securities	718	22	-	(54)	1	(20)	667	(24)
Other trading assets	70	(7)	-	-	-	-	63	(2)
Total trading assets
(excluding derivatives)	788	15	-	(54)	1	(20)	730	(26)	(3)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	3,529	2	(58)	451	-	(165)	3,759	-
Mortgage-backed securities:
Residential	95	1	5	(3)	-	-	98	-
Commercial	192	(4)	9	(3)	-	-	194	(3)
Total mortgage-backed
securities	287	(3)	14	(6)	-	-	292	(3)
Corporate debt securities	281	2	(17)	(23)	-	-	243	-
Collateralized loan and other debt obligations	2,938	(3)	22	270	-	-	3,227	-
Asset-backed securities:
Auto loans and leases	5,704	-	(34)	(798)	-	-	4,872	-
Home equity loans	-	-	-	-	-	-	-	-
Other asset-backed securities	3,436	(4)	5	(489)	-	-	2,948	(7)
Total asset-backed securities	9,140	(4)	(29)	(1,287)	-	-	7,820	(7)
Total debt securities	16,175	(6)	(68)	(595)	-	(165)	15,341	(10)	(4)
Marketable equity securities:
Perpetual preferred securities	807	2	2	(23)	-	-	788	-
Other marketable equity securities	-	-	-	-	-	-	-	-
Total marketable
equity securities	807	2	2	(23)	-	-	788	-	(5)
Total available-for-sale
securities	16,982	(4)	(66)	(618)	-	(165)	16,129	(10)
Mortgages held for sale	3,187	34	-	(615)	81	(46)	2,641	(54)	(6)
Loans	5,975	(107)	-	50	-	(58)	5,860	(99)	(6)
Mortgage servicing rights (residential) (7)	12,061	1,225	-	899	-	-	14,185	1,867	(6)
Net derivative assets and liabilities:
Interest rate contracts	558	(1,251)	-	132	-	-	(561)	(707)
Commodity contracts	(3)	(3)	-	(8)	-	2	(12)	20
Equity contracts	(129)	10	-	218	-	(72)	27	(3)
Foreign exchange contracts	(34)	(1)	-	6	-	-	(29)	9
Credit contracts	(1,025)	-	-	226	-	-	(799)	30
Other derivative contracts	(52)	15	-	1	-	-	(36)	-
Total derivative contracts	(685)	(1,230)	-	575	-	(70)	(1,410)	(651)	(8)
Other assets	348	38	-	345	-	-	731	16	(3)
Short sale liabilities	(8)	-	-	8	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(48)	5	-	-	-	-	(43)	4	(6)

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

(continued on following page)

Note 13:   Fair Values of Assets and Liabilities  (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2013.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$46	(41)	-	-	5
Collateralized loan and other debt obligations	270	(302)	-	(3)	(35)
Corporate debt securities	8	(24)	-	-	(16)
Mortgage-backed securities	4	(1)	-	-	3
Asset-backed securities	6	(7)	-	(10)	(11)
Equity securities	-	-	-	-	-
Total trading securities	334	(375)	-	(13)	(54)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	334	(375)	-	(13)	(54)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	-	-	630	(179)	451
Mortgage-backed securities:
Residential	-	-	-	(3)	(3)
Commercial	-	-	-	(3)	(3)
Total mortgage-backed
securities	-	-	-	(6)	(6)
Corporate debt securities	-	-	-	(23)	(23)
Collateralized loan and other debt obligations	371	-	-	(101)	270
Asset-backed securities:
Auto loans and leases	1	-	156	(955)	(798)
Home equity loans	-	-	-	-	-
Other asset-backed securities	11	(2)	306	(804)	(489)
Total asset-backed securities	12	(2)	462	(1,759)	(1,287)
Total debt securities	383	(2)	1,092	(2,068)	(595)
Marketable equity securities:
Perpetual preferred securities	-	(20)	-	(3)	(23)
Other marketable equity securities	-	-	-	-	-
Total marketable
equity securities	-	(20)	-	(3)	(23)
Total available-for-sale
securities	383	(22)	1,092	(2,071)	(618)
Mortgages held for sale	101	(572)	-	(144)	(615)
Loans	21	-	115	(86)	50
Mortgage servicing rights (residential)	-	(161)	1,060	-	899
Net derivative assets and liabilities:
Interest rate contracts	-	8	-	124	132
Commodity contracts	1	(1)	-	(8)	(8)
Equity contracts	170	(142)	-	190	218
Foreign exchange contracts	-	-	-	6	6
Credit contracts	8	(2)	-	220	226
Other derivative contracts	-	-	-	1	1
Total derivative contracts	179	(137)	-	533	575
Other assets	360	(1)	-	(14)	345
Short sale liabilities	8	-	-	-	8
Other liabilities (excluding derivatives)	-	-	(1)	1	-

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2014 are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Six months ended June 30, 2014
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$39	-	-	-	-	(31)	8	-
Collateralized loan and other debt obligations	541	14	-	26	4	(4)	581	(23)
Corporate debt securities	53	(3)	-	(11)	24	(1)	62	1
Mortgage-backed securities	1	-	-	-	-	-	1	-
Asset-backed securities	122	26	-	(53)	-	(4)	91	26
Equity securities	13	-	-	-	-	-	13	-
Total trading securities	769	37	-	(38)	28	(40)	756	4
Other trading assets	54	(5)	-	-	-	-	49	-
Total trading assets
(excluding derivatives)	823	32	-	(38)	28	(40)	805	4	(3)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	3,214	9	9	(25)	59	(97)	3,169	(2)
Mortgage-backed securities:
Residential	64	10	(2)	(31)	-	-	41	-
Commercial	138	(1)	8	(9)	-	-	136	(1)
Total mortgage-backed
securities	202	9	6	(40)	-	-	177	(1)
Corporate debt securities	281	13	(5)	(5)	-	-	284	-
Collateralized loan and other debt obligations	1,420	70	(21)	(143)	-	-	1,326	(2)
Asset-backed securities:
Auto loans and leases	492	-	(5)	(215)	-	-	272	-
Home equity loans	-	-	-	-	-	-	-	-
Other asset-backed securities	1,657	1	(3)	(449)	89	-	1,295	-
Total asset-backed securities	2,149	1	(8)	(664)	89	-	1,567	-
Total debt securities	7,266	102	(19)	(877)	148	(97)	6,523	(5)	(4)
Marketable equity securities:
Perpetual preferred securities	729	4	(10)	(23)	-	-	700	-
Other marketable equity securities	-	4	-	(4)	-	-	-	-
Total marketable
equity securities	729	8	(10)	(27)	-	-	700	-	(5)
Total available-for-sale
securities	7,995	110	(29)	(904)	148	(97)	7,223	(5)
Mortgages held for sale	2,374	23	-	(75)	196	(122)	2,396	22	(6)
Loans	5,723	5	-	(23)	270	(49)	5,926	12	(6)
Mortgage servicing rights (residential) (7)	15,580	(2,240)	-	560	-	-	13,900	(1,276)	(6)
Net derivative assets and liabilities:
Interest rate contracts	(40)	913	-	(690)	-	-	183	236
Commodity contracts	(10)	(21)	-	(1)	(3)	37	2	-
Equity contracts	(46)	19	-	(76)	3	50	(50)	64
Foreign exchange contracts	9	5	-	(12)	-	-	2	(5)
Credit contracts	(375)	13	-	96	-	-	(266)	(14)
Other derivative contracts	(3)	(10)	-	-	-	-	(13)	-
Total derivative contracts	(465)	919	-	(683)	-	87	(142)	281	(8)
Other assets	1,503	(93)	-	595	-	-	2,005	(7)	(3)
Short sale liabilities	-	(1)	-	1	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(39)	(7)	-	1	-	-	(45)	(1)	(6)

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

(continued on following page)

Note 13:   Fair Values of Assets and Liabilities  (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2014.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2014
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$6	(5)	-	(1)	-
Collateralized loan and other debt obligations	451	(421)	-	(4)	26
Corporate debt securities	23	(40)	-	6	(11)
Mortgage-backed securities	-	-	-	-	-
Asset-backed securities	11	(44)	-	(20)	(53)
Equity securities	-	-	-	-	-
Total trading securities	491	(510)	-	(19)	(38)
Other trading assets	1	(1)	-	-	-
Total trading assets
(excluding derivatives)	492	(511)	-	(19)	(38)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	73	(55)	268	(311)	(25)
Mortgage-backed securities:
Residential	-	(29)	-	(2)	(31)
Commercial	-	(8)	-	(1)	(9)
Total mortgage-backed
securities	-	(37)	-	(3)	(40)
Corporate debt securities	7	(9)	10	(13)	(5)
Collateralized loan and other debt obligations	133	(32)	-	(244)	(143)
Asset-backed securities:
Auto loans and leases	-	-	-	(215)	(215)
Home equity loans	-	-	-	-	-
Other asset-backed securities	87	(12)	114	(638)	(449)
Total asset-backed securities	87	(12)	114	(853)	(664)
Total debt securities	300	(145)	392	(1,424)	(877)
Marketable equity securities:
Perpetual preferred securities	-	-	-	(23)	(23)
Other marketable equity securities	-	(4)	-	-	(4)
Total marketable
equity securities	-	(4)	-	(23)	(27)
Total available-for-sale
securities	300	(149)	392	(1,447)	(904)
Mortgages held for sale	106	(21)	-	(160)	(75)
Loans	2	-	206	(231)	(23)
Mortgage servicing rights (residential)	-	-	560	-	560
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	(690)	(690)
Commodity contracts	-	-	-	(1)	(1)
Equity contracts	-	(115)	-	39	(76)
Foreign exchange contracts	-	-	-	(12)	(12)
Credit contracts	2	72	-	22	96
Other derivative contracts	-	-	-	-	-
Total derivative contracts	2	(43)	-	(642)	(683)
Other assets	609	(1)	-	(13)	595
Short sale liabilities	6	(5)	-	-	1
Other liabilities (excluding derivatives)	-	-	-	1	1

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2013 are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Six months ended June 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$46	2	-	(8)	-	-	40	-
Collateralized loan and other debt obligations	742	64	-	(109)	-	(202)	495	(11)
Corporate debt securities	52	2	-	(41)	1	-	14	-
Mortgage-backed securities	6	1	-	2	-	-	9	1
Asset-backed securities	138	2	-	(36)	25	(20)	109	(9)
Equity securities	3	-	-	(3)	-	-	-	-
Total trading securities	987	71	-	(195)	26	(222)	667	(19)
Other trading assets	76	(13)	-	-	-	-	63	(4)
Total trading assets
(excluding derivatives)	1,063	58	-	(195)	26	(222)	730	(23)	(3)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	3,631	4	(67)	356	-	(165)	3,759	-
Mortgage-backed securities:
Residential	94	(3)	11	(3)	-	(1)	98	-
Commercial	203	(7)	17	(8)	-	(11)	194	(3)
Total mortgage-backed
securities	297	(10)	28	(11)	-	(12)	292	(3)
Corporate debt securities	274	4	(9)	(23)	-	(3)	243	-
Collateralized loan and other debt obligations	13,188	(4)	91	565	-	(10,613)	3,227	-
Asset-backed securities:
Auto loans and leases	5,921	-	(25)	(1,024)	-	-	4,872	-
Home equity loans	51	3	(1)	(5)	-	(48)	-	-
Other asset-backed securities	3,283	24	-	(359)	-	-	2,948	(7)
Total asset-backed securities	9,255	27	(26)	(1,388)	-	(48)	7,820	(7)
Total debt securities	26,645	21	17	(501)	-	(10,841)	15,341	(10)	(4)
Marketable equity securities:
Perpetual preferred securities	794	3	23	(32)	-	-	788	-
Other marketable equity securities	-	-	-	-	-	-	-	-
Total marketable
equity securities	794	3	23	(32)	-	-	788	-	(5)
Total available-for-sale
securities	27,439	24	40	(533)	-	(10,841)	16,129	(10)
Mortgages held for sale	3,250	27	-	(675)	178	(139)	2,641	(62)	(6)
Loans	6,021	(154)	-	99	-	(106)	5,860	(137)	(6)
Mortgage servicing rights (residential) (7)	11,538	1,236	-	1,411	-	-	14,185	2,628	(6)
Net derivative assets and liabilities:
Interest rate contracts	659	(983)	-	(237)	-	-	(561)	(710)
Commodity contracts	21	7	-	(31)	-	(9)	(12)	26
Equity contracts	(122)	(29)	-	218	-	(40)	27	(31)
Foreign exchange contracts	21	(54)	-	4	-	-	(29)	(46)
Credit contracts	(1,150)	(13)	-	364	-	-	(799)	37
Other derivative contracts	(78)	41	-	1	-	-	(36)	-
Total derivative contracts	(649)	(1,031)	-	319	-	(49)	(1,410)	(724)	(8)
Other assets	162	36	-	533	-	-	731	39	(3)
Short sale liabilities	-	-	-	-	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(49)	6	-	-	-	-	(43)	4	(6)

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

(8)  Included in mortgage banking, trading activities and other noninterest income in the income statement.

(continued on following page)

Note 13:   Fair Values of Assets and Liabilities  (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2013.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$123	(131)	-	-	(8)
Collateralized loan and other debt obligations	519	(625)	-	(3)	(109)
Corporate debt securities	66	(107)	-	-	(41)
Mortgage-backed securities	4	(2)	-	-	2
Asset-backed securities	12	(27)	-	(21)	(36)
Equity securities	-	(3)	-	-	(3)
Total trading securities	724	(895)	-	(24)	(195)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	724	(895)	-	(24)	(195)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	-	(67)	705	(282)	356
Mortgage-backed securities:
Residential	-	-	-	(3)	(3)
Commercial	-	(1)	-	(7)	(8)
Total mortgage-backed
securities	-	(1)	-	(10)	(11)
Corporate debt securities	-	-	-	(23)	(23)
Collateralized loan and other debt obligations	773	(14)	-	(194)	565
Asset-backed securities:
Auto loans and leases	352	-	304	(1,680)	(1,024)
Home equity loans	-	(5)	-	-	(5)
Other asset-backed securities	522	(36)	608	(1,453)	(359)
Total asset-backed securities	874	(41)	912	(3,133)	(1,388)
Total debt securities	1,647	(123)	1,617	(3,642)	(501)
Marketable equity securities:
Perpetual preferred securities	-	(20)	-	(12)	(32)
Other marketable equity securities	-	-	-	-	-
Total marketable
equity securities	-	(20)	-	(12)	(32)
Total available-for-sale
securities	1,647	(143)	1,617	(3,654)	(533)
Mortgages held for sale	203	(572)	-	(306)	(675)
Loans	22	-	232	(155)	99
Mortgage servicing rights (residential)	-	(584)	1,995	-	1,411
Net derivative assets and liabilities:
Interest rate contracts	-	9	-	(246)	(237)
Commodity contracts	2	(2)	-	(31)	(31)
Equity contracts	269	(209)	-	158	218
Foreign exchange contracts	-	-	-	4	4
Credit contracts	5	(1)	-	360	364
Other derivative contracts	-	-	-	1	1
Total derivative contracts	276	(203)	-	246	319
Other assets	557	(1)	-	(23)	533
Short sale liabilities	8	(8)	-	-	-
Other liabilities (excluding derivatives)	-	-	(4)	4	-

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
June 30, 2014
Trading and available-for-sale securities:
Securities of U.S. states and
political subdivisions:
Government, healthcare and
other revenue bonds	$2,717		Discounted cash flow	Discount rate	0.3	-	5.7%		1.4
	89		Vendor priced
Auction rate securities and other municipal bonds	371		Discounted cash flow	Discount rate	1.4	-	9.5		4.0
				Weighted average life	1.9	-	14.0	yrs	3.6
Collateralized loan and other debt obligations (2)	746		Market comparable pricing	Comparability adjustment	(24.5)	-	25.0%		3.4
	1,161		Vendor priced
Asset-backed securities:
Auto loans and leases	272		Discounted cash flow	Discount rate	0.7	-	0.7		0.7
Other asset-backed securities:
Diversified payment rights (3)	737		Discounted cash flow	Discount rate	0.8	-	5.2		2.5
Other commercial and consumer	580	(4)	Discounted cash flow	Discount rate	0.2	-	21.4		5.0
				Weighted average life	1.0	-	15.3	yrs	3.8
	69		Vendor priced
Marketable equity securities: perpetual
preferred	700	(5)	Discounted cash flow	Discount rate	4.6	-	7.6%		5.4
				Weighted average life	1.0	-	15.0	yrs	10.0
Mortgages held for sale (residential)	2,396		Discounted cash flow	Default rate	0.5	-	14.0%		2.7
				Discount rate	3.5	-	7.9		5.4
				Loss severity	0.7	-	27.4		20.1
				Prepayment rate	2.0	-	13.6		6.9
Loans	5,926	(6)	Discounted cash flow	Discount rate	2.7	-	3.7		3.3
				Prepayment rate	0.6	-	33.2		4.9
				Utilization rate	0.0	-	2.0		0.8
Mortgage servicing rights (residential)	13,900		Discounted cash flow	Cost to service per loan (7)	$ 87	-	729		184
				Discount rate	5.3	-	11.5%		7.7
				Prepayment rate (8)	8.1	-	21.8		12.1
Net derivative assets and (liabilities):
Interest rate contracts	59		Discounted cash flow	Default rate	0.1	-	8.2		1.7
				Loss severity	36.0	-	50.0		50.0
				Prepayment rate	14.0	-	14.0		14.0
Interest rate contracts: derivative loan
commitments	124		Discounted cash flow	Fall-out factor	1.0	-	99.0		26.9
				Initial-value servicing	(39.9)	-	88.5	bps	30.0
Equity contracts	210		Discounted cash flow	Conversion factor	(19.0)	-	0.0%		(14.4)
				Weighted average life	0.8	-	2.8	yrs	1.5
	(260)		Option model	Correlation factor	(5.3)	-	92.0%		71.5
				Volatility factor	8.1	-	69.0		24.0
Credit contracts	(270)		Market comparable pricing	Comparability adjustment	(33.8)	-	30.7		4.2
	4		Option model	Credit spread	0.0	-	11.8		0.5
				Loss severity	10.5	-	72.5		46.4

Other assets: nonmarketable equity investments	1,902		Market comparable pricing	Comparability adjustment	(29.7)	-	(7.1)		(22.6)

Insignificant Level 3 assets,
net of liabilities	635	(9)
Total level 3 assets, net of liabilities	$32,068	(10)

(1)  Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.

(2)  Includes $581 million of collateralized debt obligations.

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

(7)  The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $87 - $269.

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

(10)          Consists of total Level 3 assets of $34.9 billion and total Level 3 liabilities of $2.8 billion, before netting of derivative balances.

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

•         Market comparable pricing - Market comparable pricing valuation techniques are used to determine the fair value of certain instruments by incorporating known inputs, such as recent transaction prices, pending transactions, or prices of other similar investments that require significant adjustment to reflect differences in instrument characteristics.

•         Vendor-priced  – Prices obtained from third party pricing vendors or brokers that are used to record the fair value of the asset or liability, of which the related valuation technique and significant unobservable inputs are not provided.

Significant unobservable inputs presented in the previous table are those we consider significant to the fair value of the Level 3 asset or liability. We consider unobservable inputs to be significant, if by their exclusion, the fair value of the Level 3 asset or liability would be impacted by a predetermined percentage change or based on qualitative factors, such as nature of the instrument, type of valuation technique used, and the significance of the unobservable inputs relative to other inputs used within the valuation. Following is a description of the significant unobservable inputs provided in the table.

•         Comparability adjustment – is an adjustment made to observed market data, such as a transaction price in order to reflect dissimilarities in underlying collateral, issuer, rating, or other factors used within a market valuation approach, expressed as a percentage of an observed price.

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

•         Cost to service - is the expected cost per loan of servicing a portfolio of loans, which includes estimates for unreimbursed expenses (including delinquency and foreclosure costs) that may occur as a result of servicing such loan portfolios.

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

•         Weighted average life – is the weighted average number of years an investment is expected to remain outstanding based on its expected cash flows reflecting the estimated date the issuer will call or extend the maturity of the instrument or otherwise reflecting an estimate of the timing of an instrument’s cash flows whose timing is not contractually fixed.

Note 13:   Fair Values of Assets and Liabilities  (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. The following table provides the fair value hierarchy and carrying amount of all assets that were still held as of June 30, 2014,  and December 31, 2013, and for which a nonrecurring fair value adjustment was recorded during the periods presented.

	June 30, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$-	2,328	1,327	3,655	-	1,126	893	2,019
Loans held for sale	-	10	-	10	-	14	-	14
Loans:
Commercial	-	190	-	190	-	414	-	414
Consumer	-	1,375	5	1,380	-	3,690	7	3,697
Total loans (2)	-	1,565	5	1,570	-	4,104	7	4,111
Other assets (3)	-	293	464	757	-	445	740	1,185

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

	Six months ended June 30,
(in millions)	2014	2013
Mortgages held for sale (LOCOM)	$57	(23)
Loans:
Commercial	(72)	(195)
Consumer (1)	(781)	(1,380)
Total loans	(853)	(1,575)
Other assets (2)	(205)	(151)
Total	$(1,001)	(1,749)

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

	Fair Value			Significant		Range			Weighted
($ in millions)	Level 3		Valuation Technique(s) (1)	Unobservable Inputs (1)		of inputs			Average (2)
June 30, 2014
Residential mortgages
held for sale (LOCOM)	$1,327	(3)	Discounted cash flow	Default rate	(5)	0.9	-	4.0%	1.9%
				Discount rate		0.0	-	11.7	11.5
				Loss severity		1.7	-	36.3	4.4
				Prepayment rate	(6)	2.0	-	100.0	56.3
Other assets: private equity
fund investments (4)	203		Market comparable pricing	Comparability adjustment		6.0	-	6.0	6.0
Insignificant level 3 assets	266
Total	1,796

December 31, 2013
Residential mortgages
held for sale (LOCOM)	$893	(3)	Discounted cash flow	Default rate	(5)	1.2	-	4.4%	2.7%
				Discount rate		4.3	-	12.0	10.9
				Loss severity		1.6	-	48.2	5.2
				Prepayment rate	(6)	2.0	-	100.0	67.2
Other assets: private equity
fund investments (4)	505		Market comparable pricing	Comparability adjustment		4.6	-	4.6	4.6
Insignificant level 3 assets	242
Total	1,640

(1)  Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.

(2)  For residential MHFS, weighted averages are calculated using outstanding unpaid principal balance of the loans.

(3)  Consists of approximately $1.2 billion and $825 million government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations, at June 30, 2014 and December 31, 2013, respectively and $82 million and $68 million of other mortgage loans which are not government insured/guaranteed at June 30, 2014 and December 31, 2013, respectively.

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

				Redemption
	Fair	Unfunded	Redemption	notice
(in millions)	value	commitments	frequency	period
June 30, 2014
Offshore funds	$172	-	Daily - Quarterly	1 - 180 days
Hedge funds	1	-	Monthly - Quarterly	45-90 days
Private equity funds (1)(2)	1,451	275	N/A	N/A
Venture capital funds (2)	86	12	N/A	N/A
Total (3)	$1,710	287
December 31, 2013
Offshore funds	$308	-	Daily - Quarterly	1 - 180 days
Hedge funds	2	-	Monthly - Semi Annually	5 - 95 days
Private equity funds (1)(2)	1,496	316	N/A	N/A
Venture capital funds (2)	63	14	N/A	N/A
Total (3)	$1,869	330

N/A - Not applicable

(1)  Excludes a private equity fund investment of $203 million and $505 million at June 30, 2014, and December 31, 2013, respectively, for which we recorded nonrecurring fair value adjustments during the periods then ended. This investment is probable of being sold for an amount different from the fund’s NAV; therefore, the investment’s fair value has been estimated using recent transaction information. This investment is subject to the Volcker Rule, which includes provisions that restrict banking entities from owning interests in certain types of funds.

(2)  Includes certain investments subject to the Volcker Rule that we may have to divest.

(3)  June 30, 2014, and December 31, 2013, include $1.6 billion and 1.5 billion, respectively, of fair value for nonmarketable equity investments carried at cost for which we use NAVs as a practical expedient to determine nonrecurring fair value adjustments. The fair values of investments that had nonrecurring fair value adjustments were $72 million and $88 million at June 30, 2014, and December 31, 2013, respectively.

Offshore funds primarily invest in foreign mutual funds. Redemption restrictions are in place for these investments with a fair value of $32 million and $144 million at June 30, 2014 and December 31, 2013, respectively, due to lock-up provisions that will remain in effect until October 2015.

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

	June 30, 2014			December 31, 2013
			Fair value			Fair value
			carrying			carrying
			amount			amount
			less			less
	Fair value	Aggregate	aggregate	Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid	carrying	unpaid	unpaid
(in millions)	amount	principal	principal	amount	principal	principal
Mortgages held for sale:
Total loans	$16,448	16,090	358	13,879	13,966	(87)
Nonaccrual loans	216	329	(113)	205	359	(154)
Loans 90 days or more past due and still accruing	33	37	(4)	39	46	(7)
Loans held for sale:
Total loans	1	9	(8)	1	9	(8)
Nonaccrual loans	1	9	(8)	1	9	(8)
Loans:
Total loans	5,926	5,604	322	5,995	5,674	321
Nonaccrual loans	250	250	-	188	188	-
Other assets (1)	1,902	n/a	n/a	1,386	n/a	n/a
Long-term debt	-	-	-	-	(199)	199	(2)

(1)  Consists of nonmarketable equity investments carried at fair value. See Note 6 (Other Assets) for more information.

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

	2014			2013
		Net gains			Net gains
	Mortgage	(losses)		Mortgage	(losses)
	banking	from	Other	banking	from	Other
	noninterest	trading	noninterest	noninterest	trading	noninterest
(in millions)	income	activities	income	income	activities	income
Quarter ended June 30,
Mortgages held for sale	$694	-	-	61	-	-
Loans	-	-	1	-	-	(107)
Other assets	-	-	(31)	-	-	25
Other interests held (1)	-	(4)	1	-	(6)	-

Six months ended June 30,
Mortgages held for sale	$1,200	-	-	1,034	-	-
Loans	-	-	1	-	-	(154)
Other assets	-	-	(92)	-	-	39
Other interests held (1)	-	(5)	-	-	(13)	6

(1)	Consists of retained interests in securitizations and changes in fair value of letters of credit.

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

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$45	88	55	125
Total	$45	88	55	125

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis, as they are included within the Assets and Liabilities Recorded at Fair Value on a Recurring Basis table included earlier in this Note. The carrying amounts in the following table are recorded on the balance sheet under the indicated captions.

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

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2014

Financial assets
Cash and due from banks (1)	$20,635	20,635	-	-	20,635
Federal funds sold, securities purchased under resale
agreements and other short-term investments (1)	238,719	7,642	231,077	-	238,719
Held-to-maturity securities	30,108	17,914	7,348	5,124	30,386
Mortgages held for sale (2)	4,616	-	3,298	1,327	4,625
Loans held for sale (2)	9,761	-	9,810	-	9,810
Loans, net (3)	798,168	-	60,825	747,511	808,336
Nonmarketable equity investments (cost method)	6,856	-	-	8,056	8,056
Financial liabilities
Deposits	1,118,577	-	1,080,295	38,574	1,118,869
Short-term borrowings (1)	61,849	-	61,849	-	61,849
Long-term debt (4)	167,868	-	162,129	9,835	171,964
December 31, 2013

Financial assets
Cash and due from banks (1)	$19,919	19,919	-	-	19,919
Federal funds sold, securities purchased under resale
agreements and other short-term investments (1)	213,793	5,160	208,633	-	213,793
Held-to-maturity securities	12,346	-	6,205	6,042	12,247
Mortgages held for sale (2)	2,884	-	2,009	893	2,902
Loans held for sale (2)	132	-	136	-	136
Loans, net (3)	789,850	-	58,350	736,551	794,901
Nonmarketable equity investments (cost method)	6,978	-	-	8,635	8,635
Financial liabilities	-	-	-	-
Deposits	1,079,177	-	1,037,448	42,079	1,079,527
Short-term borrowings (1)	53,883	-	53,883	-	53,883
Long-term debt (4)	152,987	-	144,984	10,879	155,863

(1)  Amounts consist of financial instruments in which carrying value approximates fair value.

(2)  Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which election of the fair value option was made.

(3)  Loans exclude balances for which the fair value option was elected and also exclude lease financing with a carrying amount of $11.9 billion and $12.0 billion at June 30, 2014 and December 31, 2013, respectively.

(4)  The carrying amount and fair value exclude balances for which the fair value option was elected and obligations under capital leases of $10 million and $11 million at June 30, 2014 and December 31, 2013, respectively.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above.  A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance, which totaled $856 million and $597 million at June 30, 2014 and December 31, 2013, respectively.

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

	June 30, 2014		December 31, 2013
	Liquidation	Shares	Liquidation	Shares
	preference	authorized	preference	authorized
	per share	and designated	per share	and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series G
7.25% Class A Preferred Stock	15,000	50,000	15,000	50,000
Series H
Floating Class A Preferred Stock	20,000	50,000	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	-	-
ESOP
Cumulative Convertible Preferred Stock (1)	-	1,586,965	-	1,105,664
Total		11,901,475		11,340,174

(1)  See the following page for additional information about the liquidation preference for the ESOP Cumulative Preferred Stock.

	June 30, 2014				December 31, 2013
	Shares				Shares
	issued and	Par	Carrying		issued and	Par	Carrying
(in millions, except shares)	outstanding	value	value	Discount	outstanding	value	value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$-	-	-	96,546	$-	-	-
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	-	25,010	2,501	2,501	-
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	-	30,000	750	750	-
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	-	26,000	650	650	-
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	-	25,000	625	625	-
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	-	69,000	1,725	1,725	-
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	-	33,600	840	840	-
Series S (1)
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	-	-	-	-	-
ESOP
Cumulative Convertible Preferred Stock	1,586,965	1,587	1,587	-	1,105,664	1,105	1,105	-
Total	11,442,496	$20,148	18,749	1,399	10,881,195	$17,666	16,267	1,399

(1)  Preferred shares qualify as Tier 1 capital.

In April 2014, we issued 2 million Depositary Shares, each representing a 1/25th interest in a share of  Non-Cumulative Perpetual Class A Preferred Stock, Series S, for an aggregate public offering price of $2.0 billion.

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

	Shares issued and outstanding		Carrying value
	June 30,	Dec. 31,	June 30,	Dec. 31,	Adjustable dividend rate
(in millions, except shares)	2014	2013	2014	2013	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2014	568,304	-	$568	-	8.70%	9.70
2013	312,000	349,788	312	350	8.50	9.50
2012	208,004	217,404	208	217	10.00	11.00
2011	229,263	241,263	229	241	9.00	10.00
2010	161,011	171,011	161	171	9.50	10.50
2008	52,614	57,819	53	58	10.50	11.50
2007	34,408	39,248	35	39	10.75	11.75
2006	16,999	21,139	17	21	10.75	11.75
2005	4,362	7,992	4	8	9.75	10.75
Total ESOP Preferred Stock (1)	1,586,965	1,105,664	$1,587	1,105
Unearned ESOP shares (2)			$(1,724)	(1,200)

(1)  At June 30, 2014 and December 31, 2013, additional paid-in capital included $137 million and $95 million, respectively, related to ESOP preferred stock.

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

The net periodic benefit cost was:

	2014			2013
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits
Quarter ended June 30,
Service cost	$-	-	2	-	-	2
Interest cost	117	8	9	113	7	12
Expected return on plan assets	(158)	-	(9)	(170)	-	(9)
Amortization of net actuarial (gain) loss	23	2	(7)	42	3	-
Settlement	-	2	-	68	-	-
Net periodic benefit cost (income)	$(18)	12	(5)	53	10	5
Six months ended June 30,
Service cost	$-	-	4	-	-	5
Interest cost	233	14	20	226	14	24
Expected return on plan assets	(315)	-	(18)	(341)	-	(18)
Amortization of net actuarial (gain) loss	46	5	(14)	84	7	-
Amortization of prior service credit	-	-	(1)	-	-	(1)
Settlement	-	2	-	68	4	-
Net periodic benefit cost (income)	$(36)	21	(9)	37	25	10

We recognize settlement losses for our Cash Balance Plan based on an assessment of whether our estimated lump sum payments related to the Cash Balance Plan will, in aggregate for the year, exceed the sum of its annual service and interest cost (threshold). As of June 30, 2014, it was not considered probable that lump sum payments will exceed this threshold in 2014. In 2013, lump sum payments exceeded this threshold. Settlement losses of $68 million were recognized in second quarter 2013, representing the pro rata portion of the net loss remaining in cumulative other comprehensive income based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation. A remeasurement of the Cash Balance liability and related plan assets occurs at the end of each quarter in which settlement losses are recognized.

Note 16:  Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations. See Note 1 (Summary of Significant Accounting Policies) for discussion of private share repurchases and the Consolidated Statement of Changes in Equity.

		Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)		2014	2013	2014	2013
Wells Fargo net income		$5,726	5,519	11,619	10,690
Less:	Preferred stock dividends and other	302	247	588	487
Wells Fargo net income applicable to common stock (numerator)		$5,424	5,272	11,031	10,203
Earnings per common share
Average common shares outstanding (denominator)		5,268.4	5,304.7	5,265.6	5,291.9
Per share		$1.02	1.00	2.09	1.93
Diluted earnings per common share
Average common shares outstanding		5,268.4	5,304.7	5,265.6	5,291.9
Add:	Stock options	33.4	32.2	33.7	30.9
	Restricted share rights	36.4	42.7	42.3	43.6
	Warrants	12.6	5.0	11.6	3.5
Diluted average common shares outstanding (denominator)		5,350.8	5,384.6	5,353.2	5,369.9
Per share		$1.01	0.98	2.06	1.90

The following table presents any outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Options	7.8	10.9	8.6	11.9

Note 17:  Other Comprehensive Income

The components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects were:

	Quarter ended June 30,						Six months ended June 30,
	2014			2013			2014			2013
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
(in millions)	tax	effect	tax	tax	effect	tax	tax	effect	tax	tax	effect	tax
Investment securities:
Net unrealized gains (losses)
arising during the period	$2,085	(836)	1,249	(6,130)	2,300	(3,830)	4,810	(1,829)	2,981	(6,764)	2,530	(4,234)
Reclassification of net (gains) losses to:
Interest income on investment
securities (1)	(11)	4	(7)	-	-	-	(26)	10	(16)	-	-	-
Net (gains) losses on debt securities	(71)	27	(44)	54	(20)	34	(154)	58	(96)	9	(3)	6
Net gains from equity investments	(68)	25	(43)	(24)	9	(15)	(364)	137	(227)	(92)	35	(57)
Subtotal reclassifications
to net income	(150)	56	(94)	30	(11)	19	(544)	205	(339)	(83)	32	(51)
Net change	1,935	(780)	1,155	(6,100)	2,289	(3,811)	4,266	(1,624)	2,642	(6,847)	2,562	(4,285)
Derivatives and hedging activities:
Net unrealized gains (losses)
arising during the period	212	(80)	132	(10)	3	(7)	256	(97)	159	(3)	1	(2)
Reclassification of net (gains) losses to:
Interest income on investment
securities	(1)	1	-	-	-	-	(1)	1	-	-	-	-
Interest income on loans	(130)	49	(81)	(115)	40	(75)	(254)	96	(158)	(231)	87	(144)
Interest expense on long-term debt	16	(6)	10	27	(10)	17	34	(13)	21	54	(20)	34
Noninterest income	-	-	-	17	(6)	11	-	-	-	17	(6)	11
Salaries expense	-	-	-	2	(1)	1	-	-	-	4	(2)	2
Subtotal reclassifications
to net income	(115)	44	(71)	(69)	23	(46)	(221)	84	(137)	(156)	59	(97)
Net change	97	(36)	61	(79)	26	(53)	35	(13)	22	(159)	60	(99)
Defined benefit plans adjustments:
Net actuarial gains (losses) arising
during the period	(12)	5	(7)	772	(291)	481	(12)	5	(7)	778	(293)	485
Reclassification of amounts to net
periodic benefit costs (2):
Amortization of net actuarial loss	18	(7)	11	45	(16)	29	37	(14)	23	91	(34)	57
Settlements and other	2	(1)	1	68	(26)	42	1	(1)	-	71	(27)	44
Subtotal reclassifications to
net periodic benefit costs	20	(8)	12	113	(42)	71	38	(15)	23	162	(61)	101
Net change	8	(3)	5	885	(333)	552	26	(10)	16	940	(354)	586
Foreign currency translation adjustments:
Net unrealized gains (losses) arising
during the period	17	3	20	(21)	(8)	(29)	-	-	-	(39)	(6)	(45)
Reclassification of net (gains) losses to:
Noninterest income	-	-	-	(15)	5	(10)	6	-	6	(15)	5	(10)
Net change	17	3	20	(36)	(3)	(39)	6	-	6	(54)	(1)	(55)
Other comprehensive income (loss)	$2,057	(816)	1,241	(5,330)	1,979	(3,351)	4,333	(1,647)	2,686	(6,120)	2,267	(3,853)
Less: Other comprehensive loss from
noncontrolling interests, net of tax			(124)			(3)			(45)			-
Wells Fargo other comprehensive
income (loss), net of tax			$1,365			(3,348)			2,731			(3,853)

(1)	Represents unrealized gains amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.
(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Cumulative OCI balances were:

					Cumulative
		Derivatives	Defined	Foreign	other
		and	benefit	currency	compre-
	Investment	hedging	plans	translation	hensive
(in millions)	securities	activities	adjustments	adjustments	income
Quarter ended June 30, 2014
Balance, beginning of period	$3,746	41	(1,042)	7	2,752
Net unrealized gains (losses)
arising during the period	1,249	132	(7)	20	1,394
Amounts reclassified from accumulated
other comprehensive income	(94)	(71)	12	-	(153)
Net change	1,155	61	5	20	1,241
Less: Other comprehensive income (loss) from
noncontrolling interests	(124)	-	-	-	(124)
Balance, end of period	$5,025	102	(1,037)	27	4,117
Quarter ended June 30, 2013
Balance, beginning of period	$6,985	243	(2,147)	64	5,145
Net unrealized gains (losses)
arising during the period	(3,830)	(7)	481	(29)	(3,385)
Amounts reclassified from accumulated
other comprehensive income	19	(46)	71	(10)	34
Net change	(3,811)	(53)	552	(39)	(3,351)
Less: Other comprehensive income (loss) from
noncontrolling interests	(3)	-	-	-	(3)
Balance, end of period	$3,177	190	(1,595)	25	1,797
Six months ended June 30, 2014
Balance, beginning of period	$2,338	80	(1,053)	21	1,386
Net unrealized gains (losses)
arising during the period	2,981	159	(7)	-	3,133
Amounts reclassified from accumulated
other comprehensive income	(339)	(137)	23	6	(447)
Net change	2,642	22	16	6	2,686
Less: Other comprehensive income (loss) from
noncontrolling interests	(45)	-	-	-	(45)
Balance, end of period	$5,025	102	(1,037)	27	4,117
Six months ended June 30, 2013
Balance, beginning of period	$7,462	289	(2,181)	80	5,650
Net unrealized gains (losses)
arising during the period	(4,234)	(2)	485	(45)	(3,796)
Amounts reclassified from accumulated
other comprehensive income	(51)	(97)	101	(10)	(57)
Net change	(4,285)	(99)	586	(55)	(3,853)
Less: Other comprehensive income from
noncontrolling interests	-	-	-	-	-
Balance, end of period	$3,177	190	(1,595)	25	1,797

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

					Wealth,
					Brokerage
	Community		Wholesale			and			Consolidated
(income/expense in millions,	Banking		Banking		Retirement		Other (1)		Company
average balances in billions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Quarter ended June 30,
Net interest income (2)	$7,386	7,251	2,953	3,101	775	700	(323)	(302)	10,791	10,750
Provision (reversal of provision)
for credit losses	279	763	(49)	(118)	(25)	19	12	(12)	217	652
Noninterest income	5,220	5,691	2,993	3,034	2,775	2,561	(713)	(658)	10,275	10,628
Noninterest expense	7,020	7,213	3,203	3,183	2,695	2,542	(724)	(683)	12,194	12,255
Income (loss) before income
tax expense (benefit)	5,307	4,966	2,792	3,070	880	700	(324)	(265)	8,655	8,471
Income tax expense (benefit)	1,820	1,633	838	1,065	334	266	(123)	(101)	2,869	2,863
Net income (loss) before
noncontrolling interests	3,487	3,333	1,954	2,005	546	434	(201)	(164)	5,786	5,608
Less: Net income from
noncontrolling interests	56	88	2	1	2	-	-	-	60	89
Net income (loss) (3)	$3,431	3,245	1,952	2,004	544	434	(201)	(164)	5,726	5,519
Average loans	$505.4	498.2	308.1	285.1	51.0	45.4	(33.5)	(30.3)	831.0	798.4
Average assets	918.1	820.9	532.4	498.1	187.6	177.1	(74.1)	(68.9)	1,564.0	1,427.2
Average core deposits	639.8	623.0	265.8	230.5	153.0	146.4	(66.9)	(63.8)	991.7	936.1

Six months ended June 30,
Net interest income (2)	$14,661	14,370	5,844	6,106	1,543	1,369	(642)	(596)	21,406	21,249
Provision (reversal of provision)
for credit losses	698	2,025	(142)	(176)	(33)	33	19	(11)	542	1,871
Noninterest income	10,538	11,471	5,682	6,115	5,475	5,089	(1,410)	(1,287)	20,285	21,388
Noninterest expense	13,794	14,590	6,418	6,274	5,406	5,181	(1,476)	(1,390)	24,142	24,655
Income (loss) before income
tax expense (benefit)	10,707	9,226	5,250	6,123	1,645	1,244	(595)	(482)	17,007	16,111
Income tax expense (benefit)	3,196	2,921	1,552	2,072	624	473	(226)	(183)	5,146	5,283
Net income (loss) before
noncontrolling interests	7,511	6,305	3,698	4,051	1,021	771	(369)	(299)	11,861	10,828
Less: Net income from
noncontrolling interests	236	136	4	2	2	-	-	-	242	138
Net income (loss) (3)	$7,275	6,169	3,694	4,049	1,019	771	(369)	(299)	11,619	10,690
Average loans	$505.2	498.5	305.0	284.1	50.5	44.6	(33.3)	(29.7)	827.4	797.5
Average assets	905.5	810.3	524.9	496.4	189.1	178.7	(74.4)	(70.3)	1,545.1	1,415.1
Average core deposits	633.2	621.1	262.4	227.3	154.5	147.9	(67.3)	(65.3)	982.8	931.0

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

The following table presents regulatory capital information for Wells Fargo & Company and the Bank. Information presented for June 30, 2014, reflects the transition to Basel III capital requirements from previous regulatory capital adequacy guidelines under Basel I effective in 2013. Among other matters, Basel III revises the definition of capital, and changes will be phased-in effective January 1, 2014, through the end of 2021, with regulatory capital ratios determined using Basel III General Approach risk-weighted assets during 2014. Under the Basel III (General Approach), at June 30, 2014, the Company’s Common Equity Tier 1 capital was $134.8 billion, or 11.31% of risk-weighted assets, and the Bank’s Common Equity Tier 1 capital was $116.1 billion, or 10.70% of risk-weighted assets.

We do not consolidate our wholly-owned trust (the Trust) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trust includable in Tier 2 capital were $2.1 billion at June 30, 2014. During second quarter 2014, we did not redeem any trust preferred securities. Under the new Basel III capital requirements, our remaining trust preferred and preferred purchase securities will begin amortizing in 2016 and will no longer count as Tier 2 capital in 2022.

The Bank is an approved seller/servicer, and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At June 30, 2014, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Under		Under
	Basel III		Basel III
	(General	Under	(General	Under
	Approach)	Basel I	Approach)	Basel I	Well-	Minimum
	June 30,	Dec. 31,	June 30,	Dec. 31,	capitalized	capital
(in billions, except ratios)	2014	2013	2014	2013	ratios (1)	ratios (1)
Regulatory capital:
Tier 1	$151.7	140.7	116.1	110.0
Total	189.5	176.2	141.0	136.4

Assets:
Risk-weighted	$1,192.5	1,141.5	1,085.7	1,057.3
Adjusted average (2)	1,538.1	1,466.7	1,384.1	1,324.0

Regulatory capital ratios:
Tier 1 capital	12.72%	12.33	10.70	10.40	6.00	4.00
Total capital	15.89	15.43	12.98	12.90	10.00	8.00
Tier 1 leverage (2)	9.86	9.60	8.39	8.31	5.00	4.00

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

Glossary of Acronyms

ACL	Allowance for credit losses	HAMP	Home Affordability Modification Program
ALCO	Asset/Liability Management Committee	HPI	Home Price Index
ARM	Adjustable-rate mortgage	HUD	U.S. Department of Housing and Urban Development
ARS	Auction rate security	LHFS	Loans held for sale
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low-Income Housing Tax Credit
AVM	Automated valuation model	LOCOM	Lower of cost or market value
BCBS	Basel Committee on Bank Supervision	LTV	Loan-to-value
BHC	Bank holding company	MBS	Mortgage-backed security
CCAR	Comprehensive Capital Analysis and Review	MHA	Making Home Affordable programs
CD	Certificate of deposit	MHFS	Mortgages held for sale
CDO	Collateralized debt obligation	MSR	Mortgage servicing right
CDS	Credit default swaps	MTN	Medium-term note
CET1	Common Equity Tier 1	NAV	Net asset value
CLO	Collateralized loan obligation	NPA	Nonperforming asset
CLTV	Combined loan-to-value	OCC	Office of the Comptroller of the Currency
CMBS	Commercial mortgage-backed securities	OCI	Other comprehensive income
CPP	Capital Purchase Program	OTC	Over-the-counter
CRE	Commercial real estate	OTTI	Other-than-temporary impairment
DOJ	U.S. Department of Justice	PCI Loans	Purchased credit-impaired loans
DPD	Days past due	PTPP	Pre-tax pre-provision profit
ESOP	Employee Stock Ownership Plan	RBC	Risk-based capital
FAS	Statement of Financial Accounting Standards	RMBS	Residential mortgage-backed securities
FASB	Financial Accounting Standards Board	ROA	Wells Fargo net income to average total assets
FDIC	Federal Deposit Insurance Corporation	ROE	Wells Fargo net income applicable to common stock
FFELP	Federal Family Education Loan Program		to average Wells Fargo common stockholders' equity
FHA	Federal Housing Administration	RWAs	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	S&P	Standard & Poor’s Ratings Services
FICO	Fair Isaac Corporation (credit rating)	SPE	Special purpose entity
FNMA	Federal National Mortgage Association	TARP	Troubled Asset Relief Program
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
FSB	Financial Stability Board	VA	Department of Veterans Affairs
GAAP	Generally accepted accounting principles	VaR	Value-at-Risk
GNMA	Government National Mortgage Association	VIE	Variable interest entity
GSE	Government-sponsored entity	WFCC	Wells Fargo Canada Corporation
G-SIB	Globally systemic important bank

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2014.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be purchased under
Calendar month	repurchased (1)	price paid per share	the authorizations
April	8,695,090	$48.74	381,331,804
May	9,910,853	49.40	371,420,951
June (2)	20,791,552	50.01	350,629,399
Total	39,397,495

(1)

All shares were repurchased under an authorization covering up to 200 million shares of common stock approved by the Board of Directors and publicly announced by the Company on October 23, 2012, or an authorization covering up to an additional 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 26, 2014. Unless modified or revoked by the Board, these authorizations do not expire.

(2)		Includes a private repurchase transaction of 15,208,848 shares at a weighted-average price per share of $49.31.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended June 30, 2014.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be purchased
April	-	$-	451,944,402
May	-	-	451,944,402
June	-	-	451,944,402
Total	-

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

Dated: August 6, 2014                                                                       WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY

Richard D. Levy

Executive Vice President and Controller

(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description					Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.					Filed herewith.
3(b)	By-Laws.					Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Amendment to the Wells Fargo & Company Deferred Compensation Plan, effective January 1, 2015.					Filed herewith.
10(b)	Amendment to the Wells Fargo & Company Supplemental 401(k) Plan, effective January 1, 2015.					Filed herewith.
12(a)	Computation of Ratios of Earnings to Fixed Charges:					Filed herewith.
		Quarter		Six months
		ended June 30,		ended June 30,
		2014	2013	2014	2013
Including interest
	on deposits	8.81	8.15	8.64	7.60

Excluding interest
	on deposits	11.42	11.23	11.22	10.41

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:					Filed herewith.
		Quarter		Six months
		ended June 30,		ended June 30,
		2014	2013	2014	2013
Including interest
	on deposits	6.24	6.18	6.23	5.84

Excluding interest
	on deposits	7.37	7.71	7.40	7.28

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101	XBRL Instance Document	Filed herewith.
101	XBRL Taxonomy Extension Schema Document	Filed herewith.
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.