Form 10-Q
period 2014-09-30
WELLS FARGO & COMPANY/MN
filed 2014-11-05
CIK 72971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐             No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                                                                                                                                         Shares Outstanding

                                                                                                                                                          October 31, 2014

Common stock, $1-2/3 par value                                                                                         5,187,624,483

FORM 10-Q
CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements			Page
	Consolidated Statement of Income.....................................................................................................................................................			73
	Consolidated Statement of Comprehensive Income..................................................................................................................................			74
	Consolidated Balance Sheet.............................................................................................................................................................			75
	Consolidated Statement of Changes in Equity........................................................................................................................................			76
	Consolidated Statement of Cash Flows................................................................................................................................................			78
	Notes to Financial Statements
	1	-	Summary of Significant Accounting Policies.....................................................................................................................................	79
	2	-	Business Combinations..............................................................................................................................................................	81
	3	-	Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments...............................................................	81
	4	-	Investment Securities................................................................................................................................................................	82
	5	-	Loans and Allowance for Credit Losses...........................................................................................................................................	90
	6	-	Other Assets..........................................................................................................................................................................	108
	7	-	Securitizations and Variable Interest Entities......................................................................................................................................	109
	8	-	Mortgage Banking Activities.......................................................................................................................................................	117
	9	-	Intangible Assets.....................................................................................................................................................................	120
	10	-	Guarantees, Pledged Assets and Collateral........................................................................................................................................	121
	11	-	Legal Actions.........................................................................................................................................................................	124
	12	-	Derivatives............................................................................................................................................................................	126
	13	-	Fair Values of Assets and Liabilities...............................................................................................................................................	133
	14	-	Preferred Stock.......................................................................................................................................................................	154
	15	-	Employee Benefits...................................................................................................................................................................	157
	16	-	Earnings Per Common Share.......................................................................................................................................................	158
	17	-	Other Comprehensive Income......................................................................................................................................................	159
	18	-	Operating Segments..................................................................................................................................................................	161
	19	-	Regulatory and Agency Capital Requirements....................................................................................................................................	162

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data................................................................................................................................................................			2
	Overview..................................................................................................................................................................................			3
	Earnings Performance...................................................................................................................................................................			4
	Balance Sheet Analysis..................................................................................................................................................................			14
	Off-Balance Sheet Arrangements......................................................................................................................................................			18
	Risk Management........................................................................................................................................................................			19
	Capital Management.....................................................................................................................................................................			60
	Regulatory Reform.......................................................................................................................................................................			66
	Critical Accounting Policies.............................................................................................................................................................			67
	Current Accounting Developments....................................................................................................................................................			68
	Forward-Looking Statements...........................................................................................................................................................			70
	Risk Factors...............................................................................................................................................................................			71
	Glossary of Acronyms..................................................................................................................................................................			163

Item 3.	Quantitative and Qualitative Disclosures About Market Risk......................................................................................................................			45

Item 4.	Controls and Procedures................................................................................................................................................................			72

PART II	Other Information
Item 1.	Legal Proceedings........................................................................................................................................................................			164

Item 1A.	Risk Factors...............................................................................................................................................................................			164

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds......................................................................................................................			164

Item 6.	Exhibits....................................................................................................................................................................................			165

Signature.........................................................................................................................................................................................				165

Exhibit Index....................................................................................................................................................................................				166

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data

					% Change
	Quarter ended			Sept. 30, 2014 from		Nine months ended
	Sept. 30,	June 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,	%
($ in millions, except per share amounts)	2014	2014	2013	2014	2013	2014	2013	Change
For the Period
Wells Fargo net income	$5,729	5,726	5,578	-%	3	17,348	16,268	7%
Wells Fargo net income
applicable to common stock	5,408	5,424	5,317	-	2	16,439	15,520	6
Diluted earnings per common share	1.02	1.01	0.99	1	3	3.08	2.89	7
Profitability ratios (annualized):
Wells Fargo net income to
average assets (ROA) (1)	1.40%	1.47	1.53	(5)	(8)	1.48	1.53	(3)
Wells Fargo net income applicable
to common stock to average
Wells Fargo common
stockholders' equity (ROE)	13.10	13.40	14.07	(2)	(7)	13.60	13.92	(2)
Efficiency ratio (2)	57.7	57.9	59.1	-	(2)	57.9	58.2	(1)
Total revenue	$21,213	21,066	20,478	1	4	62,904	63,115	-
Pre-tax pre-provision profit (PTPP) (3)	8,965	8,872	8,376	1	7	26,514	26,358	1
Dividends declared per common share	0.35	0.35	0.30	-	17	1.00	0.85	18
Average common shares outstanding	5,225.9	5,268.4	5,295.3	(1)	(1)	5,252.2	5,293.0	(1)
Diluted average common shares outstanding	5,310.4	5,350.8	5,381.7	(1)	(1)	5,339.2	5,374.7	(1)
Average loans (1)	$833,199	831,043	802,134	-	4	829,378	799,080	4
Average assets (1)	1,617,942	1,564,003	1,446,965	3	12	1,569,621	1,425,836	10
Average core deposits (4)	1,012,219	991,727	940,279	2	8	992,723	934,131	6
Average retail core deposits (5)	703,062	698,763	670,335	1	5	697,535	666,393	5
Net interest margin (1)	3.06%	3.15	3.39	(3)	(10)	3.13	3.45	(9)
At Period End
Investment securities	$289,009	279,069	259,399	4	11	289,009	259,399	11
Loans (1)	838,883	828,942	809,135	1	4	838,883	809,135	4
Allowance for loan losses	12,681	13,101	15,159	(3)	(16)	12,681	15,159	(16)
Goodwill	25,705	25,705	25,637	-	-	25,705	25,637	-
Assets (1)	1,636,855	1,598,874	1,484,865	2	10	1,636,855	1,484,865	10
Core deposits (4)	1,016,478	1,007,485	947,805	1	7	1,016,478	947,805	7
Wells Fargo stockholders' equity	182,481	180,859	167,165	1	9	182,481	167,165	9
Total equity	182,990	181,549	168,813	1	8	182,990	168,813	8
Tier 1 capital (6)	153,437	151,679	137,468	1	12	153,437	137,468	12
Total capital (6)	190,525	189,480	171,329	1	11	190,525	171,329	11
Capital ratios:
Total equity to assets (1)	11.18%	11.35	11.37	(2)	(2)	11.18	11.37	(2)
Risk-based capital (6):
Tier 1 capital	12.55	12.72	12.11	(1)	4	12.55	12.11	4
Total capital	15.58	15.89	15.09	(2)	3	15.58	15.09	3
Tier 1 leverage (6)	9.64	9.86	9.76	(2)	(1)	9.64	9.76	(1)
Common Equity Tier 1 (7)	11.11	11.31	10.60	(2)	5	11.11	10.60	5
Common shares outstanding	5,215.0	5,249.9	5,273.7	(1)	(1)	5,215.0	5,273.7	(1)
Book value per common share	$31.55	31.18	28.98	1	9	31.55	28.98	9
Common stock price:
High	53.80	53.05	44.79	1	20	53.80	44.79	20
Low	49.47	46.72	40.79	6	21	44.17	34.43	28
Period end	51.87	52.56	41.32	(1)	26	51.87	41.32	26
Team members (active, full-time equivalent)	263,900	263,500	270,600	-	(2)	263,900	270,600	(2)

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

Financial Review[1]

Overview

Wells Fargo & Company is a nationwide, diversified, community-based financial services company with $1.6 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 8,700 locations, 12,500 ATMs and the internet (wellsfargo.com), and we have offices in 36 countries to support customers who conduct business in the global economy. With approximately 265,000 active, full-time equivalent team members, we serve one in three households in the United States and rank No. 29 on Fortune’s  2014 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at September 30, 2014.

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

Financial Performance

Wells Fargo net income was $5.7 billion in third quarter 2014 with diluted earnings per share (EPS) of $1.02, both up 3% from a year ago, reflecting the benefit of our diversified business model, which has enabled us to produce strong and consistent results over a variety of economic and interest rate environments. We continued our focus on meeting customers’ financial needs and creating long-term value for shareholders. Compared with a year ago:

•         revenue grew 4% as a result of increases in both net interest income and noninterest income;

•         pre-tax pre-provision profit increased 7%;

•         our loans increased $29.7 billion, or 4%,  even with the planned runoff in our non-strategic/liquidating portfolios, and our core loan portfolio grew by $50.8 billion, or 7%;

•         our liquidating portfolio declined $21.0 billion and was only 8% of our total loans, down from 10% a year ago;

•         our deposit franchise continued to generate strong customer and balance growth, with total deposits up $88.8 billion, or 9%;

•         our credit performance continued to improve with total net charge-offs down $307 million, or 31%, and represented only 32 basis points (annualized) of average loans;

•         our efficiency ratio improved to 57.7%, compared with 59.1%; and

•         we continued to maintain our solid customer relationships across our company, with Retail Banking cross-sell of 6.15 products per household (August 2014); Wholesale Banking cross-sell of 7.2 products (June 2014); and Wealth, Brokerage and Retirement cross-sell of 10.44 products (August 2014).

Balance Sheet and Liquidity

Our balance sheet continued to strengthen in third quarter 2014 as we increased our liquidity position, improved the quality of our assets and held more capital. We have been able to grow our loans on a year-over-year basis for 13 consecutive quarters (for the past 10 quarters year-over-year loan growth has been 3% or greater) despite the planned runoff from our non-strategic/liquidating portfolios. Our non-strategic/liquidating loan portfolios decreased $2.3 billion during the quarter and our core loan portfolio increased $12.2 billion. Our investment securities increased by $9.9 billion during the quarter, driven primarily by our purchases of U.S. Treasuries. We issued $16.3 billion of liquidity-related long-term debt as well as some additional liquidity-related short-term funding during third quarter 2014.

[1] Financial information for certain periods prior to 2014 was revised to reflect our determination that certain factoring arrangements did not qualify as loans. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for more information.

Deposit growth remained strong with period-end deposits up $51.4 billion, or 5%, from December 31, 2013. This increase reflected solid growth across both our commercial and consumer businesses. We grew our primary consumer checking customers by a net 4.9% and primary business checking customers by a net 5.6% from a year ago (August 2014 compared with August 2013). Our ability to grow primary customers is important to our results because these customers have more interactions with us, have higher cross-sell and are more than twice as profitable as non-primary customers.

Credit Quality

Credit quality continued to improve in third quarter 2014 as losses remained at historically low levels, nonperforming assets (NPAs) continued to decrease and we continued to originate high quality loans, reflecting our long-term risk focus and the benefit from the improved housing market. Net charge-offs were $668 million, or 0.32% (annualized) of average loans, in third quarter 2014, compared with $975 million a year ago (0.48%), a 31% year-over-year decrease in losses. Our commercial portfolio produced net recoveries of $24 million, or 2 basis points of average commercial loans. Net consumer losses declined to 62 basis points in third quarter 2014 from 86 basis points in third quarter 2013. Our commercial real estate portfolios were in a net recovery position for the seventh consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Losses on our consumer real estate portfolios declined $263 million from a year ago, down 51%, which included an $80 million decline in losses in our core 1-4 family first mortgage portfolio. The consumer loss levels reflected the benefit of the improving economy and our continued focus on originating high quality loans. Approximately 57% of the consumer first mortgage portfolio was originated after 2008, when new underwriting standards were implemented.

Our provision for credit losses reflected a release from the allowance for credit losses of $300 million in third quarter 2014, which was $600 million less than what we released a year ago. We continue to expect future allowance releases absent a significant deterioration in the economy, but expect a lower level of future releases as the rate of credit improvement slows and the loan portfolio continues to grow.

In addition to lower net charge-offs and provision expense, NPAs also improved and were down $406 million, or 2%, from June 30, 2014, the eighth consecutive quarter of decline. Nonaccrual loans declined $607 million from the prior quarter while foreclosed assets were up $201 million.

Capital

We continued to maintain strong capital levels while returning more capital to shareholders, increasing total equity to $183.0 billion at September 30, 2014, up $1.4 billion from the prior quarter. In third quarter 2014, our common shares outstanding declined by 34.9 million shares, the largest decline in over six years. We continued to reduce our common share count through the repurchase of 48.7 million common shares in the quarter. We entered into a $1.0 billion forward repurchase contract with an unrelated third party that settled in October 2014 for 19.8 million shares. In addition, we entered into a $750 million forward repurchase contract with an unrelated third party in October 2014 that is expected to settle in first quarter 2015 for approximately 15.1 million shares. We expect our share count to continue to decline in 2014 as a result of anticipated net share repurchases. Our net payout ratio (which is the ratio of (i) common stock dividends ($0.35 per share in third quarter 2014) and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) in third quarter 2014 was 66%, in line with our recent guidance of 55-75%.

We believe an important measure of our capital strength is the estimated Common Equity Tier 1 ratio under Basel III, using the Advanced Approach, fully phased-in, which increased to 10.48% in third quarter 2014.

Our regulatory capital ratios under Basel III (General Approach) remained strong with a total risk-based capital ratio of 15.58%, Tier 1 risk-based capital ratio of 12.55% and Tier 1 leverage ratio of 9.64% at September 30, 2014, compared with 15.89%, 12.72% and 9.86%, respectively, at June 30, 2014. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of common equity for regulatory purposes.

Earnings Performance

Wells Fargo net income for third quarter 2014 was $5.7 billion ($1.02 diluted earnings per common share) compared with $5.6 billion ($0.99) for third quarter 2013. Net income for the first nine months of 2014 was $17.3 billion ($3.08) compared with $16.3 billion ($2.89) for the same period a year ago. Our  third quarter 2014  earnings reflected continued execution of our business strategy and growth in many of our businesses. The key drivers of our financial performance in the third quarter and first nine months of 2014 were balanced net interest and fee income, diversified sources of fee income, a diversified loan portfolio and strong underlying credit performance.

Revenue, the sum of net interest income and noninterest income, was $21.2 billion in third quarter 2014, compared with $20.5 billion in third quarter 2013. Revenue for the first nine months of 2014 was $62.9 billion, down from $63.1 billion for the first nine months of 2013. The increase in revenue for third quarter 2014 was due to an increase in net interest income, fee income (including trust and investment fees) and market sensitive revenue (net gains from trading activities, debt securities and equity investments). The decline in revenue for the first nine months of 2014 was predominantly due to a decline in mortgage banking revenue, partially offset by an increase in trust and investment fees, and market sensitive revenue. Noninterest income represented 48% and 49% of revenue for the third quarter 2014 and first nine months of 2014, respectively, compared with 48% and 49% for the same periods a year ago. The drivers of our fee income can differ depending on the interest rate and economic environment. For example, net gains on mortgage loan origination/sales activities were 9% of our fee income in third quarter 2014, down from 11% in the same period a year ago when the refinance market was stronger. Other businesses, such as equity investments, brokerage, and mortgage servicing, contributed more to fee income this quarter, demonstrating the benefit of our diversified business model.

Net Interest Income

Earnings Performance  (continued)

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

While the Company believes that it has the ability to increase net interest income over time, net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets. In addition, some sources of interest income, such as resolutions from purchased credit-impaired (PCI) loans, loan prepayment fees and collection of interest on nonaccrual loans, can vary from period to period. Net interest income growth has been challenged during the prolonged low interest rate environment as higher yielding loans and securities runoff have been replaced with lower yielding assets. The pace of this repricing has slowed in recent periods.

Net interest income on a taxable-equivalent basis was $11.2 billion and $33.0 billion in the third quarter and first nine months of 2014, up from $10.9 billion and $32.6 billion, respectively, for the same periods a year ago. The net interest margin was 3.06% and 3.13% for the third quarter and first nine months of 2014, down from 3.39% and 3.45% in the same periods a year ago. The  increase in net interest income in the third quarter and first nine months of 2014 from the same periods a year ago was largely driven by growth in earning assets, including larger trading balances, investment securities purchases and increased short-term investments, which offset the decrease in earning asset yields. Lower funding expense also contributed to higher net interest income due to reduced deposit costs and the maturing of higher yielding long-term debt. The decline in net interest margin in third quarter and first nine months of 2014,  compared with the same periods a year ago was primarily driven by higher funding balances, including customer-driven deposit growth and actions we have taken in response to increased regulatory liquidity expectations which raised long-term debt and term deposits. This growth in funding increased cash and federal funds sold and other short-term investments which are dilutive to net interest margin although essentially neutral to net interest income.

Average earning assets increased $166.7 billion in the third quarter and $145.5 billion in  the first nine months of 2014  from the same periods a year ago, as average federal funds sold and other short-term investments increased $97.3 billion in the third quarter and $94.3 billion in the first nine months of 2014 from the same periods a year ago, and average investment securities increased $27.7 billion in the third quarter and $29.5 billion in the first nine months of 2014 from the same periods a year ago. In addition, an increase in commercial and industrial loans contributed to $31.1 billion and $30.3 billion higher average loans in the third quarter and first nine months of 2014, respectively, compared with the same periods a year ago.

Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $1.0 trillion in third quarter 2014 ($992.7 billion in the first nine months of 2014), compared with $940.3 billion in third quarter 2013 ($934.1 billion in the first nine months of 2013), and funded 121% of average loans in third quarter 2014 (120% for the first nine months of 2014), compared with 117% for the same periods a year ago. Average core deposits decreased to 70% of average earning assets in third quarter and 71% for the first nine months of 2014, compared with 73% in third quarter 2013 and 74% for the first nine months of 2013. The cost of these deposits declined from the prior year due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 96% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended September 30,
			2014			2013
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense
Earning assets
Federal funds sold, securities purchased under
resale agreements and other short-term investments	$253,231	0.28%	$180	155,888	0.31%	$121
Trading assets	57,439	3.00	432	44,809	3.02	339
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	8,816	1.69	38	6,633	1.69	28
Securities of U.S. states and political subdivisions	43,324	4.24	459	40,754	4.35	444
Mortgage-backed securities:
Federal agencies	113,022	2.76	780	112,997	2.83	800
Residential and commercial	25,946	5.98	388	30,216	6.56	496
Total mortgage-backed securities	138,968	3.36	1,168	143,213	3.62	1,296
Other debt and equity securities	47,131	3.45	408	55,404	3.27	455
Total available-for-sale securities	238,239	3.48	2,073	246,004	3.61	2,223
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	23,672	2.22	133	-	-	-
Securities of U.S. states and political subdivisions	66	5.51	1	-	-	-
Federal agency mortgage-backed securities	5,854	2.23	32	-	-	-
Other debt securities	5,918	1.83	28	-	-	-
Total held-to-maturity securities	35,510	2.17	194	-	-	-
Total investment securities	273,749	3.31	2,267	246,004	3.61	2,223
Mortgages held for sale (4)	21,444	4.01	215	33,227	3.86	320
Loans held for sale (4)	9,533	2.10	50	197	7.25	3
Loans:
Commercial:
Commercial and industrial	207,570	3.29	1,716	185,809	3.63	1,697
Real estate mortgage	107,769	3.52	957	104,637	4.12	1,086
Real estate construction	17,610	3.93	175	16,188	4.43	181
Lease financing	12,007	5.39	162	11,700	5.29	155
Foreign	48,217	2.69	327	44,799	2.09	236
Total commercial	393,173	3.37	3,337	363,133	3.67	3,355
Consumer:
Real estate 1-4 family first mortgage	262,134	4.23	2,773	254,082	4.20	2,670
Real estate 1-4 family junior lien mortgage	61,575	4.30	665	68,785	4.30	743
Credit card	27,713	11.96	836	24,989	12.45	784
Automobile	54,638	6.19	852	49,134	6.85	848
Other revolving credit and installment	33,966	6.03	516	42,011	4.83	512
Total consumer	440,026	5.11	5,642	439,001	5.04	5,557
Total loans (4)	833,199	4.29	8,979	802,134	4.42	8,912
Other	4,674	5.41	64	4,279	5.62	61
Total earning assets	$1,453,269	3.34%	$12,187	1,286,538	3.71%	$11,979
Funding sources
Deposits:
Interest-bearing checking	$41,368	0.07%	$7	34,499	0.06%	$5
Market rate and other savings	586,353	0.07	98	553,062	0.08	107
Savings certificates	37,347	0.84	80	47,339	1.08	129
Other time deposits	55,128	0.39	54	30,423	0.62	47
Deposits in foreign offices	98,862	0.14	34	81,087	0.15	30
Total interest-bearing deposits	819,058	0.13	273	746,410	0.17	318
Short-term borrowings	62,285	0.10	16	53,403	0.08	11
Long-term debt	172,982	1.46	629	133,397	1.86	621
Other liabilities	15,536	2.73	106	12,128	2.64	80
Total interest-bearing liabilities	1,069,861	0.38	1,024	945,338	0.43	1,030
Portion of noninterest-bearing funding sources	383,408	-	-	341,200	-	-
Total funding sources	$1,453,269	0.28	1,024	1,286,538	0.32	1,030
Net interest margin and net interest income on
a taxable-equivalent basis (5)		3.06%	$11,163		3.39%	$10,949
Noninterest-earning assets
Cash and due from banks	$16,189			16,350
Goodwill	25,705			25,637
Other	122,779			118,440
Total noninterest-earning assets	$164,673			160,427
Noninterest-bearing funding sources
Deposits	$307,991			279,156
Other liabilities	57,979			57,324
Total equity	182,111			165,147
Noninterest-bearing funding sources used to fund earning assets	(383,408)			(341,200)
Net noninterest-bearing funding sources	$164,673			160,427
Total assets	$1,617,942			1,446,965

(1)

Our average prime rate was 3.25% for the quarters ended September 30, 2014 and 2013, and 3.25% for the first nine months of both 2014 and 2013. The average three-month London Interbank Offered Rate (LIBOR) was 0.23% and 0.26% for the quarters ended September 30, 2014 and 2013, respectively, and 0.23% and 0.28% for the first nine months of 2014 and 2013, respectively.

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
(5)

Includes taxable-equivalent adjustments of $222 million and $201 million for the quarters ended September 30, 2014 and 2013, respectively, and $664 million and $573 million for the first nine months of 2014 and 2013, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

Earnings Performance  (continued)

	Nine months ended September 30,
			2014			2013
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense
Earning assets
Federal funds sold, securities purchased under
resale agreements and other short-term investments	$232,241	0.28%	$485	137,926	0.33%	$342
Trading assets	53,373	3.07	1,227	44,530	3.05	1,020
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	7,331	1.72	95	6,797	1.66	85
Securities of U.S. states and political subdivisions	42,884	4.29	1,380	39,213	4.38	1,288
Mortgage-backed securities:
Federal agencies	115,696	2.85	2,475	103,522	2.79	2,164
Residential and commercial	27,070	6.07	1,233	31,217	6.51	1,524
Total mortgage-backed securities	142,766	3.46	3,708	134,739	3.65	3,688
Other debt and equity securities	48,333	3.60	1,303	54,893	3.56	1,463
Total available-for-sale securities	241,314	3.58	6,486	235,642	3.69	6,524
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	11,951	2.22	198	-	-	-
Securities of U.S. states and political subdivisions	25	5.51	1	-	-	-
Federal agency mortgage-backed securities	6,034	2.70	122	-	-	-
Other debt securities	5,844	1.86	82	-	-	-
Total held-to-maturity securities	23,854	2.26	403	-	-	-
Total investment securities	265,168	3.47	6,889	235,642	3.69	6,524
Mortgages held for sale (4)	18,959	4.08	580	39,950	3.57	1,069
Loans held for sale (4)	3,302	2.15	53	172	7.88	10
Loans:
Commercial:
Commercial and industrial	200,277	3.37	5,044	184,421	3.70	5,113
Real estate mortgage	107,746	3.53	2,849	105,367	3.96	3,121
Real estate construction	17,249	4.15	536	16,401	4.76	584
Lease financing	11,922	5.75	514	12,151	6.26	571
Foreign	48,315	2.43	879	42,326	2.16	683
Total commercial	385,509	3.41	9,822	360,666	3.73	10,072
Consumer:
Real estate 1-4 family first mortgage	260,538	4.20	8,207	252,904	4.24	8,044
Real estate 1-4 family junior lien mortgage	63,264	4.30	2,037	71,390	4.29	2,292
Credit card	26,811	12.08	2,423	24,373	12.54	2,285
Automobile	53,314	6.34	2,528	47,890	7.03	2,516
Other revolving credit and installment	39,942	5.32	1,589	41,857	4.76	1,489
Total consumer	443,869	5.05	16,784	438,414	5.06	16,626
Total loans (4)	829,378	4.28	26,606	799,080	4.46	26,698
Other	4,622	5.62	195	4,229	5.45	172
Total earning assets	$1,407,043	3.42%	$36,035	1,261,529	3.79%	$35,835
Funding sources
Deposits:
Interest-bearing checking	$39,470	0.07%	$20	35,704	0.06%	$16
Market rate and other savings	583,128	0.07	304	544,208	0.08	341
Savings certificates	38,867	0.86	251	51,681	1.18	457
Other time deposits	49,855	0.41	152	24,177	0.81	146
Deposits in foreign offices	94,743	0.14	100	73,715	0.15	80
Total interest-bearing deposits	806,063	0.14	827	729,485	0.19	1,040
Short-term borrowings	58,573	0.10	43	55,535	0.13	55
Long-term debt	162,073	1.54	1,868	128,691	2.02	1,950
Other liabilities	14,005	2.73	286	12,352	2.37	220
Total interest-bearing liabilities	1,040,714	0.39	3,024	926,063	0.47	3,265
Portion of noninterest-bearing funding sources	366,329	-	-	335,466	-	-
Total funding sources	$1,407,043	0.29	3,024	1,261,529	0.34	3,265
Net interest margin and net interest income on
a taxable-equivalent basis (5)		3.13%	$33,011		3.45%	$32,570
Noninterest-earning assets
Cash and due from banks	$16,169			16,364
Goodwill	25,681			25,637
Other	120,728			122,306
Total noninterest-earning assets	$162,578			164,307
Noninterest-bearing funding sources
Deposits	$296,066			277,820
Other liabilities	54,057			58,788
Total equity	178,784			163,165
Noninterest-bearing funding sources used to fund earning assets	(366,329)			(335,466)
Net noninterest-bearing funding sources	$162,578			164,307
Total assets	$1,569,621			1,425,836

Noninterest Income

Table 2: Noninterest Income

				Nine months
	Quarter ended Sept. 30,		%	ended Sept. 30,		%
(in millions)	2014	2013	Change	2014	2013	Change
Service charges on deposit accounts	$1,311	1,278	3%	$3,809	3,740	2%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,327	2,068	13	6,848	6,245	10
Trust and investment management	856	811	6	2,538	2,439	4
Investment banking	371	397	(7)	1,189	1,288	(8)
Total trust and investment fees	3,554	3,276	8	10,575	9,972	6
Card fees	875	813	8	2,506	2,364	6
Other fees:
Charges and fees on loans	296	390	(24)	1,005	1,161	(13)
Merchant processing fees	184	169	9	539	497	8
Cash network fees	134	129	4	382	371	3
Commercial real estate brokerage commissions	143	91	57	314	209	50
Letters of credit fees	100	100	-	288	311	(7)
All other fees	233	219	6	697	672	4
Total other fees	1,090	1,098	(1)	3,225	3,221	-
Mortgage banking:
Servicing income, net	679	504	35	2,652	1,211	119
Net gains on mortgage loan origination/sales activities	954	1,104	(14)	2,214	5,993	(63)
Total mortgage banking	1,633	1,608	2	4,866	7,204	(32)
Insurance	388	413	(6)	1,273	1,361	(6)
Net gains from trading activities	168	397	(58)	982	1,298	(24)
Net gains (losses) on debt securities	253	(6)	NM	407	(15)	NM
Net gains from equity investments	712	502	42	2,008	818	145
Lease income	137	160	(14)	399	515	(23)
Life insurance investment income	143	154	(7)	413	441	(6)
All other	8	37	(78)	94	199	(53)
Total	$10,272	9,730	6	$30,557	31,118	(2)

NM - Not meaningful

Noninterest income was $10.3 billion and $9.7 billion for third quarter 2014 and 2013, respectively, and $30.6 billion and $31.1 billion for the first nine months of 2014 and 2013, respectively. This income represented 48% and 49% of revenue for the third quarter and first nine months of 2014, respectively, consistent with the same periods a year ago. The  increase  in noninterest income in third quarter 2014 from the same period a year ago reflected growth in many of our businesses, including debit card, asset-backed finance, equipment finance, international, venture capital, wealth management, retail brokerage and retirement. The decrease in noninterest income in the first nine months of 2014, compared with the same period a year ago, was primarily due to a decline in mortgage banking origination volume. Excluding mortgage banking, noninterest income increased $1.8 billion in the first nine months of 2014, from the same period a year ago.

Service charges on deposit accounts increased $33 million in third quarter 2014, or 3%, from third quarter 2013, and $69 million in the first nine months of 2014, or 2%, from the first nine months of 2013, due to account growth, new commercial product sales and commercial product re-pricing.

Brokerage advisory, commissions and other fees are received for providing services to full‑service and discount brokerage customers. Income from these brokerage-related activities include asset‑based fees, which are based on the market value of the customer’s assets, and transactional commissions based on the number of transactions executed at the customer’s direction. These fees increased to $2.3 billion  and $6.8 billion  in  the third quarter and first nine months of 2014,  respectively, from $2.1 billion and $6.2 billion for the same periods in 2013. The increase in brokerage income was predominantly due to higher asset-based fees as a result of higher market values and growth in assets under management, partially offset by a decrease in brokerage transaction revenue. Retail brokerage client assets totaled $1.4 trillion  at September 30, 2014, an increase from $1.3 trillion at September 30, 2013.

We earn trust and investment management fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. Trust and investment management fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $856 million and $2.5 billion in the third quarter and first nine months of 2014, respectively, from $811 million and $2.4  billion for the same periods in 2013, primarily due to growth in assets under management reflecting higher market values. At September 30, 2014, these assets totaled $2.5 trillion, an increase from $2.3 trillion at September 30, 2013.

We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other

Earnings Performance  (continued)

related advisory services. Investment banking fees decreased to $371 million and $1.2 billion in the third quarter and first nine months of 2014, from $397 million and $1.3 billion, respectively, for the same periods a year ago, primarily due to lower syndication fees in line with the overall market.

Card fees were $875 million and $2.5 billion in the third quarter and first nine months of 2014, respectively, compared with $813 million and $2.4 billion from  the same periods a year ago. The increase in both periods was primarily due to account growth and increased purchase activity.

Other fees of $1.1 billion and $3.2 billion in the third quarter and first nine months of 2014, respectively, were unchanged compared with the same periods a year ago as a decline in charges and fees on loans was offset by an increase in commercial real estate brokerage commissions. Charges and fees on loans decreased to $296 million and $1.0 billion in the third quarter and first nine months of 2014, respectively, compared with $390 million and $1.2 billion for the same periods a year ago primarily due to the phase out of the direct deposit advance product during the first half of 2014. Commercial real estate brokerage commissions increased by $52 million and $105 million in the third quarter and first nine months of 2014, respectively, compared with the same periods a year ago, driven by increased sales and other property-related activities including financing and advisory services.

Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.6 billion in both third quarter 2014  and  2013. For the first nine months of 2014, mortgage banking noninterest income totaled $4.9 billion,  compared  with $7.2 billion for the same period a year ago.

Net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for third quarter 2014  included a $270 million net MSR valuation gain ($253 million increase in the fair value of the MSRs and a $17 million hedge gain) and for third quarter 2013 included a $26 million net MSR valuation gain ($213 million decrease in the fair value of the MSRs offset by a $239 million hedge gain). For the first nine months of 2014, net servicing income included a $1.15 billion net MSR valuation gain ($1.02 billion decrease in the fair value of the MSRs offset by a $2.18 billion hedge gain) and for the same period of 2013, included a $223 million net MSR valuation gain ($2.42 billion increase in the fair value of MSRs offset by a $2.19 billion hedge loss). The increase in net MSR valuation gains in the third quarter and first nine months of 2014, compared with the same periods in 2013,  was attributable to higher valuation adjustments, which reduced the value of MSRs in 2013 primarily associated with higher prepayments and increases in servicing and foreclosure costs. Our portfolio of loans serviced for others was $1.87 trillion at September 30, 2014, and $1.90 trillion at December 31, 2013. At September 30, 2014, the ratio of MSRs to related loans serviced for others was 0.82%, compared with 0.88% at December 31, 2013. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach.

Net gains on mortgage loan origination/sale activities were $954 million and $2.2 billion  in the third quarter and first nine months of 2014, respectively, down from $1.1 billion and $6.0 billion for the same periods a year ago. The decline in third quarter 2014, compared with the same period a year ago, was primarily driven by lower origination volumes, partially offset by higher origination margins and a repurchase liability release in third quarter 2014.  Mortgage loan originations were $48 billion for third quarter 2014, of which 70% were for home purchases, compared with $80 billion and 59% for the same period a year ago. The year-over-year decrease in the first nine months of 2014  was  primarily driven by lower margins and origination volumes. Mortgage loan originations were $131 billion for the first nine months of 2014, compared with $301 billion for the same period last year. Mortgage applications were $64 billion and $196 billion  in the third quarter and first nine months of 2014, respectively, compared with $87 billion and $373 billion for the same periods a year ago. The real estate 1-4 family first mortgage unclosed pipeline was $25 billion at September 30, 2014, and $35 billion at September 30, 2013. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For the first nine months of 2014, we released a net $101 million from the repurchase liability, including $81 million in third quarter 2014, compared with a provision of $402 million for the first nine months of 2013, including $28 million in third quarter 2013. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

We engage in trading activities primarily to accommodate the investment activities of our customers, execute economic hedging to manage certain of our balance sheet risks and for a very limited amount of proprietary trading for our own account. Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $168 million and $982 million in the third quarter and  first nine months of 2014, respectively, compared with $397 million and $1.3 billion  for the same periods a year ago. The third quarter year-over-year decrease was primarily driven by lower deferred compensation gains (offset in employee benefits expense). The first nine months year-over-year decrease was driven by lower trading from customer accommodation activity within our capital markets business and lower deferred compensation gains (offset in employee benefits expense). Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. Interest and fees related to proprietary trading are reported in their corresponding income statement line items. Proprietary trading activities are not significant to our client-focused business model. For additional information about proprietary and other trading, see the “Risk Management – Asset and Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $965 million for third quarter 2014 and $496 million for third quarter 2013 ($2.4 billion and $803 million for the first nine months of 2014 and 2013, respectively), net of other-than-temporary impairment (OTTI) write-

downs of $55 million and $60 million for third quarter 2014 and 2013, respectively, and $272 million and $249 million for the first nine months of 2014 and 2013, respectively. Net gains from equity investments increased over the past year, reflecting our portfolio’s positive operating performance and the benefit of strong public and private equity markets.

All other income was $8 million and $94 million in the third quarter and first nine months of 2014, compared with $37 million and $199 million  for the same periods a year ago. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity accounting method, any of which can cause decreases and net losses in other income. Lower other income for the third quarter and first nine months of 2014, compared with the same periods a year ago, primarily reflected lower income from equity method investments.

Noninterest Expense

Table 3: Noninterest Expense

				Nine months
	Quarter ended Sept. 30,		%	ended Sept. 30,		%
(in millions)	2014	2013	Change	2014	2013	Change
Salaries	$3,914	3,910	-%	$11,437	11,341	1%
Commission and incentive compensation	2,527	2,401	5	7,388	7,604	(3)
Employee benefits	931	1,172	(21)	3,473	3,873	(10)
Equipment	457	471	(3)	1,392	1,417	(2)
Net occupancy	731	728	-	2,195	2,163	1
Core deposit and other intangibles	342	375	(9)	1,032	1,129	(9)
FDIC and other deposit assessments	229	214	7	697	765	(9)
Outside professional services	684	623	10	1,889	1,765	7
Outside data processing	264	251	5	764	719	6
Contract services	247	241	2	730	674	8
Travel and entertainment	226	209	8	688	651	6
Operating losses	417	195	114	940	640	47
Postage, stationery and supplies	182	184	(1)	543	567	(4)
Advertising and promotion	153	157	(3)	458	445	3
Foreclosed assets	157	161	(2)	419	502	(17)
Telecommunications	122	116	5	347	364	(5)
Insurance	97	98	(1)	362	378	(4)
Operating leases	58	56	4	162	153	6
All other	510	540	(6)	1,474	1,607	(8)
Total	$12,248	12,102	1	$36,390	36,757	(1)

Noninterest expense was $12.2 billion in third quarter 2014, up slightly from $12.1 billion a year ago, due to higher operating losses ($417 million, up from $195 million a year ago) and higher outside professional services ($684 million, up from $623 million a year ago), partially offset by lower personnel expenses ($7.4 billion, down from $7.5 billion a year ago). For the first nine months of 2014, noninterest expense was down $367 million, or 1%, from the same period a year ago, primarily due to lower personnel expenses ($22.3 billion, down from $22.8 billion in the first nine months of 2013), lower foreclosed assets expense ($419 million, down from $502 million in the first nine months of 2013) and lower FDIC and other deposit assessments ($697 million, down from $765 million in the first nine months of 2013), partially offset by higher operating losses ($940 million, up from $640 million in the first nine months of 2013) and higher outside professional services ($1.9 billion, up from $1.8 billion in the first nine months of 2013).

Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were down $111 million, or 1%, in third quarter 2014 compared with the same quarter last year, predominantly due to lower deferred compensation expense (offset in trading revenue) and reduced staffing in our mortgage business. These decreases were partially offset by higher revenue-related compensation, annual salary increases, and increased staffing in our risk management and compliance groups as well as in our non-mortgage businesses. Personnel expenses were down $520 million, or 2%, for the first nine months of 2014 compared with the same period in 2013, predominantly due to lower volume-related compensation in our mortgage business, lower deferred compensation expense (offset in trading revenue) and other employee benefit costs, partially offset by annual salary increases.

FDIC and other deposit assessments were down 9% in the first nine months of 2014 compared with the same period in 2013, predominantly due to lower FDIC assessment rates related to improved credit performance and the Company’s liquidity position.

Outside professional services were up 10% in third quarter 2014 compared with the same quarter last year and up 7% in the first nine months of 2014 compared with the same period a year ago. The increase for both periods reflected higher costs associated with investments by our businesses to improve their service delivery systems to customers. We have also continued to incur outside professional services and other costs to invest in our risk management infrastructure to meet increased regulatory and compliance requirements as well as evolving cybersecurity risks.

Operating losses were up 114% and 47% in the third quarter and first nine months of 2014, respectively, compared with the same

Earnings Performance  (continued)

periods a year ago. The increase in both periods was predominantly due to litigation accruals.

Foreclosed assets expense was down 2% and 17% in third quarter and first nine months of 2014, respectively, compared with the same periods in 2013, reflecting lower expenses associated with foreclosed properties and lower write-downs, partially offset by decreased gains on sale of foreclosed properties.

Our efficiency ratio improved to 57.7% in third quarter 2014, compared with 59.1% in third quarter 2013. The Company expects to operate within its targeted efficiency ratio range of 55 to 59% in fourth quarter 2014.

Income Tax Expense

Our effective tax rate was 31.6% and 31.9% for third quarter 2014 and 2013, respectively. Our effective tax rate was 31.0% in the first nine months of 2014, down from 32.7% in the first nine months of 2013. The lower effective tax rate for the first nine months of 2014 reflected a net reduction in the reserve for uncertain tax positions primarily due to the first quarter 2014 resolution of prior period matters with state taxing authorities.

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

Table 4: Operating Segment Results – Highlights

					Wealth, Brokerage				Consolidated
(income/expense in millions,	Community Banking		Wholesale Banking		and Retirement		Other (1)		Company
average balances in billions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Quarter ended Sept. 30,
Revenue	$12,828	12,244	5,902	5,871	3,553	3,307	(1,070)	(944)	21,213	20,478
Provision (reversal of provision)
for credit losses	465	240	(85)	(144)	(25)	(38)	13	17	368	75
Noninterest expense	7,051	7,060	3,250	3,084	2,690	2,619	(743)	(661)	12,248	12,102
Net income	3,470	3,341	1,920	1,973	550	450	(211)	(186)	5,729	5,578
Average loans	498.6	497.7	316.5	287.7	52.6	46.7	(34.5)	(30.0)	833.2	802.1
Average core deposits	646.9	618.2	278.4	235.3	153.6	150.6	(66.7)	(63.8)	1,012.2	940.3

Nine months ended Sept. 30,
Revenue	$38,027	38,085	17,428	18,092	10,571	9,765	(3,122)	(2,827)	62,904	63,115
Provision (reversal of provision)
for credit losses	1,163	2,265	(227)	(320)	(58)	(5)	32	6	910	1,946
Noninterest expense	20,845	21,650	9,668	9,358	8,096	7,800	(2,219)	(2,051)	36,390	36,757
Net income	10,745	9,510	5,614	6,022	1,569	1,221	(580)	(485)	17,348	16,268
Average loans	503.0	498.3	308.9	285.3	51.2	45.3	(33.7)	(29.8)	829.4	799.1
Average core deposits	637.8	620.1	267.8	230.0	154.2	148.8	(67.1)	(64.8)	992.7	934.1

(1)

Includes corporate items not specific to a business segment and the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses. These products include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Lending business units. Cross-sell of our products is an important part of our strategy to achieve our vision to satisfy all our customers’ financial needs. Our retail bank household cross-sell was 6.15 products per household in August 2014, unchanged from the prior year. We believe there is more opportunity for cross-sell as we continue to earn more business from our customers. Our goal is eight products per household, which is approximately one-half of our estimate of potential demand for an average U.S. household. In August 2014, one of every four of our retail banking households had eight or more of our products.

Community Banking had net income of $3.5 billion, up $129 million, or 4%, from third quarter 2013, and $10.7 billion for the first nine months of 2014, up $1.2 billion, or 13%, compared with the same period a year ago. Revenue of $12.8 billion, increased $584 million, or 5%, from third quarter 2013, and was $38.0 billion for the first nine months of 2014, a slight decrease of $58 million, or 0.2%, compared with the same period last year. The increase in revenue from third quarter 2013 was due to higher net interest income, trust and investment fees, card fees, and market sensitive revenue, mainly gains on sale of debt securities and equity investments, partially offset by the phase out of the direct deposit advance product during the first half of 2014 and lower deferred compensation plan investment gains (offset in employee benefits expense). The decrease in revenue for the first nine months of 2014 was primarily driven by lower mortgage banking revenue and the phase out of the direct deposit advance product during the first half of 2014, partially offset by higher net interest income and equity gains. Average core deposits increased $28.7 billion, or 5%, from third quarter 2013 and $17.7 billion, or 3%, from the first nine months of 2013. Primary consumer checking and primary business checking customers as of August 2014 (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) were up a net 4.9% and 5.6%, respectively, from August 2013. Noninterest expense declined 0.1% and 4% from the third quarter and first nine months of 2013, respectively, largely driven by lower mortgage volume-related expenses and deferred compensation expense (offset in revenue), partially offset by higher operating losses. The provision for credit losses was $225 million higher than third quarter 2013, as the $301 million improvement in net charge-offs was more than offset by a lower allowance release, but the provision was $1.1 billion lower than the first nine months of 2013, due to improved portfolio performance reflecting lower consumer real estate losses.

Wholesale Banking provides financial solutions to businesses across the United States and globally with annual sales generally in excess of $20 million. Products and business segments include Middle Market Commercial Banking, Government and Institutional Banking, Corporate Banking, Commercial Real Estate, Treasury Management, Wells Fargo Capital Finance, Insurance, International, Real Estate Capital Markets, Commercial Mortgage Servicing, Corporate Trust,

Earnings Performance  (continued)

Equipment Finance, Wells Fargo Securities, Principal Investments, Asset Backed Finance, and Asset Management. Wholesale Banking cross-sell was 7.2 products per relationship in third quarter 2014, up from 7.0 a year ago.

Wholesale Banking had net income of $1.9 billion in third quarter 2014, down $53 million, or 3%, from third quarter 2013 as increased revenue was more than offset by increased expenses and increased provision for credit losses related to a lower reserve release. The revenue increase was driven by loan and deposit growth, strong treasury management fee growth and higher asset backed finance underwriting, commercial real estate brokerage and foreign exchange fees. In the first nine months of 2014, net income of $5.6 billion decreased $408 million, or 7%, from the same period a year ago driven by decreased revenues and increased expenses and provision for credit losses. Revenue declined $664 million, or 4%, from the first nine months of 2013 on both lower net interest income and noninterest income. Net interest income declined as the income benefit of strong loan and deposit growth was more than offset by lower PCI resolution income. Noninterest income declined on lower equity fund gains and lower investment banking origination fees as well as lower market sensitive revenue driven by lower customer accommodation trading, partially offset by increased asset management fees and increased commercial real estate brokerage fees. Average loans of $316.5 billion in third quarter 2014 increased $28.8 billion, or 10%, from third quarter 2013, driven by growth in asset-backed finance, capital finance, commercial banking, commercial real estate, corporate banking, equipment finance, government and institutional banking, international, and real estate capital markets. Average core deposits of $278.4 billion increased $43.1 billion, or 18%, from third quarter 2013 reflecting continued customer liquidity. Noninterest expense increased 5% from third quarter 2013 and 3% from the first nine months of 2013, primarily due to expenses related to growth initiatives, compliance, and regulatory requirements. The provision for credit losses increased $59 million from third quarter 2013 and $93 million from the first nine months of 2013 driven by a lower allowance release.

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client's financial needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and fiduciary services. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra-high net worth families and individuals as well as endowments and foundations. Brokerage serves customers' advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing institutional retirement and trust services (including 401(k) and pension plan record keeping) for businesses, retail retirement solutions for individuals, and reinsurance services for the life insurance industry. Wealth, Brokerage and Retirement cross-sell was 10.44 products per household in August 2014, up from 10.41 in August 2013.

Wealth, Brokerage and Retirement reported net income of $550 million in third quarter 2014, up 22% from third quarter 2013. Net income for the first nine months of 2014 was $1.6 billion, up 29% compared with the same period a year ago. Net income growth was driven by significant revenue growth. Revenue increased 7% from third quarter 2013 and 8% from the first nine months of 2013, primarily due to strong growth in asset-based fees and higher net interest income, partially offset by a decrease in brokerage transaction revenue. Average core deposits of $153.6 billion in third quarter 2014 increased 2% from third quarter 2013. Noninterest expense for third quarter 2014 was up 3% from third quarter 2013 and up 4% from the first nine months of 2013 largely due to increased broker commissions and other expenses. Total provision for credit losses increased $13 million from third quarter 2013 as lower allowance releases more than offset lower net charge-offs. The provision for the first nine months of 2014 decreased $53 million from the same period a year ago due to a decrease in net charge-offs.

Balance Sheet Analysis

At September 30, 2014, our assets totaled $1.6 trillion, up $113.4 billion from December 31, 2013. The predominant areas of asset growth were in federal funds sold and other short-term investments, which increased $48.1 billion, investment securities, which increased $24.7 billion, loans, which increased $16.6 billion ($26.3 billion excluding the transfer of $9.7 billion of government guaranteed student loans to loans held for sale at June 30, 2014), and trading assets, which increased $4.9 billion. Deposit growth of $51.4 billion,  an increase in long-term debt of $31.6 billion, total equity growth of $12.0 billion and an increase in short-term borrowings of $9.0 billion from December 31, 2013, were the predominant sources that funded our asset growth for the first nine months of 2014. Equity growth benefited from $11.1 billion in earnings net of dividends paid. The strength of our business model produced solid earnings and continued internal capital generation as reflected in our capital ratios, all of which improved from December 31, 2013. Tier 1 capital as a percentage of total risk-weighted assets increased to 12.55%, total capital increased to 15.58%, Tier 1 leverage increased to 9.64%, and Common Equity Tier 1 (General Approach) increased to 11.11% at September 30, 2014, compared with 12.33%, 15.43%, 9.60%, and 10.82%, respectively, at December 31, 2013.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Investment Securities

Table 5: Investment Securities – Summary

	September 30, 2014			December 31, 2013
		Net			Net
		unrealized	Fair		unrealized	Fair
(in millions)	Cost	gain	value	Cost	gain (loss)	value
Available-for-sale securities:
Debt securities	$239,705	6,011	245,716	246,048	2,574	248,622
Marketable equity securities	1,930	605	2,535	2,039	1,346	3,385
Total available-for-sale securities	241,635	6,616	248,251	248,087	3,920	252,007
Held-to-maturity debt securities	40,758	157	40,915	12,346	(99)	12,247
Total investment securities (1)	$282,393	6,773	289,166	260,433	3,821	264,254

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.

Table 5 presents a summary of our investment securities portfolio, which increased $24.7 billion from December 31, 2013, primarily due to purchases of U.S. Treasury securities for our held-to-maturity portfolio. The total net unrealized gains on available-for-sale securities were $6.6 billion at September 30, 2014, up from net unrealized gains of $3.9 billion at December 31, 2013, due primarily to a decrease in long-term interest rates and modest tightening of credit spreads.

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

We analyze securities for OTTI quarterly or more often if a potential loss-triggering event occurs. Of the $272 million in OTTI write-downs recognized in earnings in the first nine months of 2014, $35 million related to debt securities and $2 million related to marketable equity securities, which are each included in available-for-sale securities. Another $235 million in OTTI write-downs was related to nonmarketable equity investments, which are included in other assets. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K and Note 4 (Investment Securities) to Financial Statements in this Report.

At September 30, 2014, investment securities included $45.9  billion of municipal bonds, of which 90% were rated “A-” or better

Balance Sheet Analysis (continued)

based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. Our municipal bond holdings are monitored as part of our ongoing impairment analysis.

The weighted-average expected maturity of debt securities available-for-sale was 6.8 years at September 30, 2014. Because 57% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.

Table 6: Mortgage-Backed Securities

			Expected
		Net	remaining
	Fair	unrealized	maturity
(in billions)	value	gain (loss)	(in years)
At September 30, 2014
Actual	$140.1	2.9	5.3
Assuming a 200 basis point:
Increase in interest rates	127.0	(10.2)	7.0
Decrease in interest rates	145.9	8.7	2.7

The weighted-average expected maturity of held-to-maturity debt securities was 6.2 years at September 30, 2014. See Note 4 (Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.

Loan Portfolio

Total loans were $838.9 billion at September 30, 2014, up $16.6 billion from December 31, 2013. This growth was reduced by the transfer of $9.7 billion of government guaranteed student loans to loans held for sale at the end of the second quarter, which were previously included in the non-strategic/liquidating loan portfolio. Excluding this transfer, total loans would have increased $26.3 billion from December 31, 2013. Table 7 provides a summary of total outstanding loans by non-strategic/liquidating and core loan portfolios. The decrease in the non-strategic/liquidating portfolios including the government guaranteed student loan transfer was $17.8 billion, while loans in the core portfolio grew $34.4 billion from December 31, 2013. Our core loan growth during the first nine months of 2014 included:

•         a $19.8 billion increase in the commercial segment predominantly due to growth in commercial and industrial and commercial real estate loans; and

•         a $14.6 billion increase in consumer loans, predominantly from growth in the nonconforming mortgage, automobile, credit card and other revolving credit and installment loan portfolios, partially offset by a decrease in the real estate 1-4 family junior lien mortgage portfolio.

Additional information on the non-strategic and liquidating loan portfolios is included in Table 12 in the “Risk Management – Credit Risk Management” section in this Report.

Table 7: Loan Portfolios

	September 30, 2014			December 31, 2013
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$395,018	1,465	396,483	375,230	2,013	377,243
Consumer	380,773	61,627	442,400	366,190	78,853	445,043
Total loans	$775,791	63,092	838,883	741,420	80,866	822,286

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

Table 8 shows contractual loan maturities for loan categories normally not subject to regular periodic principal reduction and distribution of those loans to changes in interest rates.

Table 8: Maturities for Selected Commercial Loan Categories

	September 30, 2014				December 31, 2013
		After				After
	Within	one year	After		Within	one year	After
	one	through	five		one	through	five
(in millions)	year	five years	years	Total	year	five years	years	Total
Selected loan maturities:
Commercial and industrial	$45,382	145,405	21,583	212,370	41,402	131,745	20,664	193,811
Real estate mortgage	16,118	59,245	31,845	107,208	17,746	60,004	29,350	107,100
Real estate construction	6,073	10,750	1,057	17,880	6,095	9,207	1,445	16,747
Foreign	30,334	14,679	2,337	47,350	33,567	11,602	2,382	47,551
Total selected loans	$97,907	230,079	56,822	384,808	98,810	212,558	53,841	365,209
Distribution of loans to
changes in interest rates:
Loans at fixed
interest rates	$14,144	25,285	18,907	58,336	14,896	23,891	14,684	53,471
Loans at floating/variable
interest rates	83,763	204,794	37,915	326,472	83,914	188,667	39,157	311,738
Total selected loans	$97,907	230,079	56,822	384,808	98,810	212,558	53,841	365,209

Balance Sheet Analysis (continued)

Deposits

Deposits totaled $1.1 trillion at both September 30, 2014, and December 31, 2013. Table 9 provides additional information regarding deposits. Deposit growth of $51.4 billion from December 31, 2013, reflected continued customer-driven growth as well as liquidity-related issuances of term deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $1.0 trillion at September 30, 2014, up $36.4 billion from $980.1 billion at December 31, 2013.

Table 9: Deposits

		% of		% of
	Sept. 30,	total	Dec. 31,	total	%
($ in millions)	2014	deposits	2013	deposits	Change
Noninterest-bearing	$313,791	28%	$288,116	27%	9
Interest-bearing checking	43,563	4	37,346	3	17
Market rate and other savings	567,148	50	556,763	52	2
Savings certificates	36,474	3	41,567	4	(12)
Foreign deposits (1)	55,502	5	56,271	5	(1)
Core deposits	1,016,478	90	980,063	91	4
Other time and savings deposits	73,639	6	64,477	6	14
Other foreign deposits	40,508	4	34,637	3	17
Total deposits	$1,130,625	100%	$1,079,177	100%	5

(1)		Reflects Eurodollar sweep balances included in core deposits.

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

Table 10: Fair Value Level 3 Summary

	September 30, 2014		December 31, 2013
	Total		Total
($ in billions)	balance	Level 3 (1)	balance	Level 3 (1)
Assets carried
at fair value	$358.0	33.5	353.1	37.2
As a percentage
of total assets	22%	2	23	2

Liabilities carried
at fair value	$28.8	2.3	22.7	3.7
As a percentage of
total liabilities	2%	*	2	*

*	Less than 1%.
(1)	Excludes derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements.

Equity

Total equity was $183.0 billion at September 30, 2014, compared with $171.0 billion at December 31, 2013. The increase was predominantly driven by a $11.1 billion increase in retained earnings from earnings net of dividends paid and a $1.7 billion increase in cumulative other comprehensive income (OCI). The increase in OCI was primarily due to a  $2.7 billion ($1.5 billion after tax) increase in net unrealized gains on our investment securities portfolio  resulting from a decrease in long-term interest rates and modest tightening of credit spreads. See  Note 4 (Investment Securities) to Financial Statements in this Report for additional information.

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

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal processes or systems, or resulting from external events or third parties. Information security is a significant operational risk for financial institutions such as Wells Fargo, and includes the risk of losses resulting from cyber attacks. Wells Fargo and other financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information. Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Addressing cybersecurity risks is a priority for Wells Fargo, and we continue to develop and enhance our controls, processes and systems in order to protect our networks, computers, software and data from attack, damage or unauthorized access. We are also proactively involved in industry cybersecurity efforts and working with other parties, including our third-party service providers and governmental agencies, to continue to enhance defenses and improve resiliency to cybersecurity threats. See the “Risk Factors” section in our 2013 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

Credit Risk Management

We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Credit risk exists with many of our assets and exposures such as debt security holdings, certain derivatives, and loans. The following discussion focuses on our loan portfolios, which represent the largest component of assets on our balance sheet for which we have credit risk.    Table 11 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

	Sept. 30,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$212,370	193,811
Real estate mortgage	107,208	107,100
Real estate construction	17,880	16,747
Lease financing	11,675	12,034
Foreign (1)	47,350	47,551
Total commercial	396,483	377,243
Consumer:
Real estate 1-4 family first mortgage	263,326	258,497
Real estate 1-4 family junior lien mortgage	60,844	65,914
Credit card	28,270	26,870
Automobile	55,242	50,808
Other revolving credit and installment	34,718	42,954
Total consumer	442,400	445,043
Total loans	$838,883	822,286

(1)	Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States.

Credit Quality Overview  Credit quality continued to improve during third quarter 2014 due in part to improving economic conditions, in particular the housing market, as well as our proactive credit risk management activities. The improvement occurred for both commercial and consumer portfolios as evidenced by their credit metrics:

•      Nonaccrual loans decreased to $2.5 billion and $10.9 billion in our commercial and consumer portfolios, respectively, at September 30, 2014, from $3.5 billion and $12.2 billion at December 31, 2013. Nonaccrual loans represented 1.59% of total loans at September 30, 2014, compared with 1.91% at December 31, 2013.

•      Net charge-offs (annualized) as a percentage of average total loans improved to 0.32% and 0.36% in third quarter and first nine months of 2014, respectively, compared with 0.48% and 0.59% respectively, for the same periods a year ago. Net charge-offs (recoveries) (annualized) as a percentage of our average commercial and consumer portfolios were (0.02)% and 0.62% in third quarter and less than 0.01% and 0.66% in the first nine months of 2014,  respectively, compared with 0.02% and 0.86% in  third quarter, and 0.06% and 1.03%, respectively, in the first nine months of 2013.

•      Loans that are not government insured/guaranteed and 90 days or more past due and still accruing decreased to $91 million and $855 million in our commercial and consumer portfolios, respectively, at September 30, 2014, from $143 million and $902 million at December 31, 2013.

In addition to credit metric improvements, we continued to see improvement in various economic indicators such as home prices that influenced our evaluation of the allowance and provision for credit losses. Accordingly:

•      Our provision for credit losses was $368 million in third quarter 2014 and $910 million for the first nine months of 2014, compared with $75 million and $1.9 billion, respectively, for the same periods a year ago.

•      The allowance for credit losses decreased to $13.5 billion, or 1.61% of total loans, at September 30, 2014 from $15.0 billion, or 1.82%, at December 31, 2013.

Additional information on our loan portfolios and our credit quality trends follows.

Non-Strategic and Liquidating Loan Portfolios  We continually evaluate and, when appropriate, modify our credit policies to address appropriate levels of risk. We may designate certain portfolios and loan products as non-strategic or liquidating after which we cease their continued origination and actively work to limit losses and reduce our exposures.

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

Table 12: Non-Strategic and Liquidating Loan Portfolios

	Outstanding balance
	Sept. 30,	December 31,
(in millions)	2014	2013	2008
Commercial:
Legacy Wachovia commercial and industrial, CRE and foreign PCI loans (1)	$1,465	2,013	18,704
Total commercial	1,465	2,013	18,704
Consumer:
Pick-a-Pay mortgage (1)	46,389	50,971	95,315
Liquidating home equity	3,083	3,695	10,309
Legacy Wells Fargo Financial indirect auto	54	207	18,221
Legacy Wells Fargo Financial debt consolidation	11,781	12,893	25,299
Education Finance - government guaranteed (2)	-	10,712	20,465
Legacy Wachovia other PCI loans (1)	320	375	2,478
Total consumer	61,627	78,853	172,087
Total non-strategic and liquidating loan portfolios	$63,092	80,866	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.
(2)	The government guaranteed student loan portfolio was transferred to held for sale at the end of second quarter 2014.

Risk Management – Credit Risk  Management (continued)

PURCHASED CREDIT-IMPAIRED (PCI) Loans  Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans totaled  $24.2 billion at September 30, 2014, down from $26.7 billion and $58.8 billion at December 31, 2013 and 2008, respectively. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section in our 2013 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

During the first nine months of 2014, we recognized as income $41 million released from the nonaccretable difference related to commercial PCI loans due to payoffs and other resolutions. We also transferred $2.1 billion from the nonaccretable difference to the accretable yield for PCI loans with improving credit-related cash flows and recovered $30 million primarily related to reversals of write-downs in excess of the respective loan resolution realized losses. Our cash flows expected to be collected have been favorably affected since the Wachovia acquisition by lower than expected defaults and losses as a result of observed economic strengthening, particularly in housing prices, and by our loan modification efforts. See the “Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in this Report for additional information. Table 13 provides an analysis of changes in the nonaccretable difference.

Table 13: Changes in Nonaccretable Difference for PCI Loans

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total
Balance, December 31, 2008	$10,410	26,485	4,069	40,964
Addition of nonaccretable difference due to acquisitions	213	-	-	213
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(1,512)	-	-	(1,512)
Loans resolved by sales to third parties (2)	(308)	-	(85)	(393)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(1,605)	(3,897)	(823)	(6,325)
Use of nonaccretable difference due to:
Losses from loan resolutions and write-downs (4)	(6,933)	(17,884)	(2,961)	(27,778)
Balance, December 31, 2013	265	4,704	200	5,169
Addition of nonaccretable difference due to acquisitions	13	-	-	13
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(27)	-	-	(27)
Loans resolved by sales to third parties (2)	(14)	-	-	(14)
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(116)	(1,954)	(19)	(2,089)
Use of nonaccretable difference due to:
Net recoveries (losses) from loan resolutions and write-downs (4)	(7)	22	15	30
Balance, September 30, 2014	$114	2,772	196	3,082

Balance, June 30, 2014	$140	2,771	200	3,111
Addition of nonaccretable difference due to acquisitions	-	-	-	-
Release of nonaccretable difference due to:
Loans resolved by settlement with borrower (1)	(9)	-	-	(9)
Loans resolved by sales to third parties (2)	-	-	-	-
Reclassification to accretable yield for loans with improving credit-related cash flows (3)	(13)	-	-	(13)
Use of nonaccretable difference due to:
Net recoveries (losses) from loan resolutions and write-downs (4)	(4)	1	(4)	(7)
Balance, September 30, 2014	$114	2,772	196	3,082

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

Since December 31, 2008, we have released over $10.3 billion in nonaccretable difference, including $8.4 billion transferred from the nonaccretable difference to the accretable yield and $1.9 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $8.6 billion reduction from December 31, 2008, through September 30, 2014, in our initial projected losses of $41.0 billion on all PCI loans.

At September 30, 2014, the allowance for credit losses on certain PCI loans was $11 million. The allowance is to absorb credit-related decreases in cash flows expected to be collected and primarily relates to individual PCI commercial loans. Table 14 analyzes the actual and projected loss results on PCI loans since acquisition through September 30, 2014.

For additional information on PCI loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 14: Actual and Projected Loss Results on PCI Loans Since Acquisition of Wachovia

				Other
(in millions)		Commercial	Pick-a-Pay	consumer	Total
Release of nonaccretable difference due to:
	Loans resolved by settlement with borrower (1)	$1,539	-	-	1,539
	Loans resolved by sales to third parties (2)	322	-	85	407
	Reclassification to accretable yield for loans with improving credit-related cash flows (3)	1,721	5,851	842	8,414
	Total releases of nonaccretable difference due to better than expected losses	3,582	5,851	927	10,360
Provision for losses due to credit deterioration (4)		(1,626)	-	(107)	(1,733)
	Actual and projected losses on PCI loans less than originally expected	$1,956	5,851	820	8,627

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

The commercial and industrial loans and lease financing portfolio totaled $224.0 billion, or 27%, of total loans at September 30, 2014. The annualized net charge-off rate for this portfolio was 0.12% and 0.11% in the third quarter and first nine months of 2014, respectively, compared with 0.12% and 0.17% for the same periods a year ago. At September 30, 2014, 0.27% of this portfolio was nonaccruing, compared with 0.37% at December 31, 2013.  In addition, $15.8 billion of this portfolio was rated as criticized in accordance with regulatory guidance at September 30, 2014, compared with $15.5 billion at December 31, 2013.

A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 15: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2014
				% of
	Nonaccrual	Total		total
(in millions)	loans	portfolio	(1)	loans
Investors	$21	23,046		3%
Oil and gas	35	15,423		2
Food and beverage	14	13,694		2
Cyclical retailers	23	13,207		2
Financial institutions	30	12,470		1
Real estate lessor	7	11,911		1
Healthcare	33	11,857		1
Industrial equipment	6	11,769		1
Public administration	12	7,844		1
Technology	52	7,458		1
Business services	31	6,158		1
Transportation	6	6,067		1
Other	341	83,141	(2)	10
Total	$611	224,045		27%

(1)  Includes $246 million PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)  No other single industry had total loans in excess of $5.3 billion.

Commercial Real Estate (CRE)  The CRE portfolio totaled $125.1 billion, or 15% of total loans, at September 30, 2014, and consisted of $107.2 billion of mortgage loans and $17.9 billion  of construction loans. Table 16 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California (28% of the total CRE portf0lio) and in Texas and Florida (8% in each state). By property type, the largest concentrations are office buildings at 27% and apartments at 14% of the portfolio. CRE nonaccrual loans totaled 1.5% of the CRE outstanding balance at September 30, 2014, compared with 2.2% at December 31, 2013.  At September 30, 2014, we had $8.8 billion of criticized CRE mortgage loans, down from $11.8 billion at December 31, 2013, and $1.1 billion of criticized CRE construction loans, down from $2.0 billion at December 31, 2013.

At September 30, 2014, the recorded investment in PCI CRE loans totaled $1.2 billion, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.

Table 16: CRE Loans by State and Property Type

	September 30, 2014
	Real estate mortgage			Real estate construction			Total			% of
	Nonaccrual	Total		Nonaccrual	Total		Nonaccrual	Total		total
(in millions)	loans	portfolio	(1)	loans	portfolio	(1)	loans	portfolio	(1)	loans
By state:
California	$389	32,280		33	3,183		422	35,463		4%
Texas	102	8,528		-	1,679		102	10,207		1
Florida	205	7,886		18	2,063		223	9,949		1
New York	44	6,255		5	1,244		49	7,499		1
North Carolina	103	3,950		8	952		111	4,902		1
Arizona	85	3,770		1	409		86	4,179		1
Washington	34	3,302		-	537		34	3,839		1
Virginia	46	2,650		4	1,040		50	3,690		*
Georgia	104	3,107		31	434		135	3,541		*
Colorado	29	2,834		1	560		30	3,394		*
Other	495	32,646		116	5,779		611	38,425	(2)	5
Total	$1,636	107,208		217	17,880		1,853	125,088		15%
By property:
Office buildings	$423	31,493		-	2,027		423	33,520		4%
Apartments	54	11,853		4	5,702		58	17,555		2
Industrial/warehouse	256	12,220		-	838		256	13,058		2
Retail (excluding shopping center)	214	11,888		2	966		216	12,854		2
Real estate - other	203	10,338		-	403		203	10,741		1
Hotel/motel	78	8,358		-	1,114		78	9,472		1
Shopping center	100	7,741		-	1,089		100	8,830		1
Institutional	77	3,171		-	430		77	3,601		1
Land (excluding 1-4 family)	3	107		40	2,469		43	2,576		*
Agriculture	41	2,448		-	26		41	2,474		*
Other	187	7,591		171	2,816		358	10,407		1
Total	$1,636	107,208		217	17,880		1,853	125,088		15%

*	Less than 1%.
(1)

Includes a total of $1.2 billion PCI loans, consisting of $973 million of real estate mortgage and $237 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.1 billion.

Risk Management – Credit Risk  Management (continued)

FOREIGN Loans and country risk exposure   We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At September 30, 2014, foreign loans totaled $47.4 billion, representing approximately 6% of our total consolidated loans outstanding, compared with $47.6 billion, or approximately 6% of total consolidated loans outstanding, at December 31, 2013. Foreign loans were approximately 3%  of our consolidated total assets at September 30, 2014 and at December 31, 2013.

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

We evaluate our individual country risk exposure on an ultimate country of risk basis, which is normally based on the country of residence of the guarantor or collateral location, and is different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at September 30, 2014, was the United Kingdom, which totaled $21.2 billion, or approximately 1% of our total assets, and included $4.1 billion of sovereign claims. Our United Kingdom sovereign claims arise primarily from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

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

Table 17 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, on an ultimate risk basis.

Table 17: Select Country Exposures

	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
		Non-		Non-		Non-		Non-
(in millions)	Sovereign	sovereign	Sovereign	sovereign	Sovereign	sovereign	Sovereign	sovereign (4)	Total
September 30, 2014
Top 20 country exposures:
United Kingdom	$4,052	11,363	1	4,348	-	1,394	4,053	17,105	21,158
Canada	-	7,960	1	2,653	-	564	1	11,177	11,178
China	-	4,215	-	130	7	4	7	4,349	4,356
Brazil	-	2,524	2	16	-	1	2	2,541	2,543
Netherlands	-	2,031	-	266	-	28	-	2,325	2,325
Germany	92	1,328	-	588	-	195	92	2,111	2,203
India	-	2,017	-	127	-	-	-	2,144	2,144
Bermuda	-	1,831	-	45	-	13	-	1,889	1,889
Switzerland	-	1,061	-	360	-	451	-	1,872	1,872
France	-	227	-	1,193	-	241	-	1,661	1,661
Turkey	-	1,600	-	-	-	-	-	1,600	1,600
Australia	-	975	-	556	-	55	-	1,586	1,586
Luxembourg	-	1,342	-	104	-	6	-	1,452	1,452
Chile	-	1,352	-	14	-	36	-	1,402	1,402
Cayman Islands	-	1,304	-	-	-	44	-	1,348	1,348
Ireland	23	1,076	-	131	-	21	23	1,228	1,251
South Korea	-	1,094	9	68	12	-	21	1,162	1,183
Mexico	-	992	-	33	4	2	4	1,027	1,031
Jersey, C.I.	-	827	-	192	-	3	-	1,022	1,022
Taiwan	-	823	-	1	-	6	-	830	830
Total top 20 country exposures	$4,167	45,942	13	10,825	23	3,064	4,203	59,831	64,034

Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$115	6,004	-	2,282	-	491	115	8,777	8,892
Spain	-	657	-	62	-	4	-	723	723
Austria	75	353	-	-	-	-	75	353	428
Belgium	-	119	-	24	-	5	-	148	148
Other Eurozone exposure (6)	21	98	-	98	10	11	31	207	238
Total Eurozone exposure	$211	7,231	-	2,466	10	511	221	10,208	10,429

(1)

Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $403 million in PCI loans, predominantly to customers in Jersey, C.I. and Germany, and $1.8 billion in defeased leases secured largely by U.S. Treasury and government agency securities, or government guaranteed.

(2)								Represents issuer exposure on cross-border debt and equity securities.
(3)

Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At September 30, 2014, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $3.9 billion, which was offset by the notional amount of CDS purchased of $3.9 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)								For countries presented in the table, total non-sovereign exposure comprises $24.4 billion exposure to financial institutions and $36.9 billion to non-financial corporations at September 30, 2014.
(5)								Consists of exposure to Netherlands, Germany, France, Luxembourg and Ireland included in Top 20.
(6)								Includes non-sovereign exposure to Portugal in the amount of $47 million and less than $1 million each to Greece and Cyprus. We had no sovereign debt exposure to these countries at September 30, 2014.

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

Table 18: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	September 30, 2014		December 31, 2013
		% of		% of
(in millions)	Balance	portfolio	Balance	portfolio
Real estate 1-4 family first mortgage
Core portfolio	$205,031	63%	$194,488	60%
Non-strategic and liquidating loan portfolios:
Pick-a-Pay mortgage	46,389	14	50,971	16
Other PCI and liquidating first mortgage	11,906	4	13,038	4
Total non-strategic and liquidating loan portfolios	58,295	18	64,009	20
Total real estate 1-4 family first mortgage loans	263,326	81	258,497	80
Real estate 1-4 family junior lien mortgage
Core portfolio	57,577	18	62,001	19
Non-strategic and liquidating loan portfolios	3,267	1	3,913	1
Total real estate 1-4 family junior lien mortgage loans	60,844	19	65,914	20
Total real estate 1-4 family mortgage loans	$324,170	100%	$324,411	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 13% and 15% of total loans at September 30, 2014 and December 31, 2013, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia and are part of our liquidating loan portfolios. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 41% at September 30, 2014, as a result of our modification activities and customers exercising their option to convert to fixed payments. For more information, see the “Pick-a-Pay Portfolio” section in this Report. We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2013 Form 10-K.

Part of our credit monitoring includes tracking delinquency, FICO scores and collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in third quarter 2014 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at September 30, 2014, totaled $10.7 billion, or 4%, of total non-PCI mortgages, compared with $11.9 billion, or 4%, at December 31, 2013. Loans with FICO scores lower than 640 totaled $26.8 billion at September 30, 2014, or 9% of total non-PCI mortgages, compared with $31.5 billion, or 10%, at December 31, 2013. Mortgages with a LTV/CLTV greater than 100% totaled $22.0 billion at September 30, 2014, or 7% of total non-PCI mortgages, compared with $34.3 billion, or 11%, at December 31, 2013. Information regarding credit risk indicators, including PCI credit risk indicators, can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 19. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans at September 30, 2014, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2013 Form 10-K.

Table 19: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	September 30, 2014
	Real estate	Real estate	Total real
	1-4 family	1-4 family	estate 1-4	% of
	first	junior lien	family	total
(in millions)	mortgage	mortgage	mortgage	loans
Real estate 1-4 family
loans (excluding PCI):
California	$78,481	16,868	95,349	11%
Florida	14,510	5,531	20,041	3
New York	16,704	2,682	19,386	2
New Jersey	10,868	4,886	15,754	2
Virginia	7,099	3,368	10,467	1
Pennsylvania	5,932	3,020	8,952	1
Texas	7,994	877	8,871	1
North Carolina	6,019	2,683	8,702	1
Georgia	4,936	2,436	7,372	1
Other (2)	62,570	18,387	80,957	10
Government insured/
guaranteed loans (3)	25,942	-	25,942	3
Total	$241,055	60,738	301,793	36%
Real estate 1-4
family PCI loans:
California	$15,340	28	15,368	2%
Florida	1,654	17	1,671	-
New Jersey	818	15	833	-
Other (1)	4,459	46	4,505	1
Total	$22,271	106	22,377	3%
Total	$263,326	60,844	324,170	39%

*     Less than 1%.

(1)  Consists of 45 states; no state had loans in excess of $548 million.

(2)  Consists of 41 states; no state had loans in excess of $7.4 billion.

(3)  Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

First Lien Mortgage Portfolio   The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in third quarter 2014, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average total loans improved to 0.17% and 0.22% in the third quarter and the first nine months of 2014, respectively, compared with 0.38% and 0.53%, respectively, for the same periods a year ago. Nonaccrual loans were $8.8 billion at September 30, 2014, compared with $9.8 billion at December 31, 2013. Improvement in the credit performance was driven by both an improving economic and housing environment and declining balances in non-strategic and liquidating loans, which have been replaced with higher quality assets originated after 2008 utilizing tighter  underwriting standards. Real estate 1-4 family first lien mortgage loans originated after 2008 have resulted in minimal losses to date and were approximately 57% of our total real estate 1-4 family first lien mortgage portfolio as of September 30, 2014.

In third quarter 2014, we continued to grow our real estate 1-4 family first lien mortgage portfolio through the retention of high-quality non-conforming mortgages. Substantially all non-conforming loans originated in third quarter 2014 were classified as non-conforming due to the loan amount exceeding conventional conforming loan amount limits established by the GSEs. Our total real estate 1-4 family first lien mortgage portfolio increased $3.2 billion in third quarter 2014 and $4.8 billion in the first nine months of 2014. The growth in this portfolio has been largely offset by runoff in our real estate 1-4 family first lien mortgage non-strategic and liquidating portfolios. Excluding this runoff, our core real estate 1-4 family first lien mortgage portfolio increased $5.1 billion  in third quarter 2014 and $10.5 billion in the first nine months of 2014 as we retained $11.6 billion and $30.8 billion in non-conforming originations in the third quarter and the first nine months of 2014, respectively.

Risk Management – Credit Risk  Management (continued)

Pick‑a‑Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.

The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 20 provides balances by types of loans as of September 30, 2014, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $26.9 billion at September 30, 2014, compared with $61.0 billion at acquisition. Primarily due to modification efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 16% of the total Pick-a-Pay portfolio at September 30, 2014, compared with 51% at acquisition.

Table 20: Pick-a-Pay Portfolio - Comparison to Acquisition Date

			December 31,
	September 30, 2014		2013		2008
	Adjusted		Adjusted		Adjusted
	unpaid		unpaid		unpaid
	principal	% of	principal	% of	principal	% of
(in millions)	balance (1)	total	balance (1)	total	balance (1)	total
Option payment loans	$21,150	41%	$24,420	44%	$99,937	86%
Non-option payment adjustable-rate
and fixed-rate loans	7,036	14	7,892	14	15,763	14
Full-term loan modifications	22,973	45	23,509	42	-	-
Total adjusted unpaid principal balance	$51,159	100%	$55,821	100%	$115,700	100%
Total carrying value	$46,389		50,971		95,315

(1)

Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Pick-a-Pay loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Total interest deferred due to negative amortization on Pick-a-Pay loans was $665 million at September 30, 2014, and $902 million at December 31, 2013. Approximately 95% of the Pick-a-Pay customers making a minimum payment in September 2014 did not defer interest, compared with 93% in December 2013.

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

Due to the terms of the Pick-a-Pay portfolio, there is little recast risk in the near term where borrowers will have a payment change over 7.5%. Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balances of loans to recast based on reaching the principal cap and also experiencing a payment change over the annual 7.5% reset: $26 million for the remainder of 2014, $50 million in 2015 and $27 million in 2016. In addition, in a flat rate environment, we would expect the following balances of loans to start fully amortizing due to reaching their recast anniversary date and also having a payment change over the annual 7.5% reset: $59 million for the remainder of 2014, $353 million in 2015 and $399 million in 2016. In third quarter 2014, the amount of loans reaching their principal cap or recast anniversary date and also having a payment change over the annual 7.5% reset was $26 million.

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

Table 21: Pick-a-Pay Portfolio (1)

	September 30, 2014
	PCI loans				All other loans
				Ratio of		Ratio of
	Adjusted			carrying		carrying
	unpaid	Current		value to		value to
	principal	LTV	Carrying	current	Carrying	current
(in millions)	balance (2)	ratio (3)	value (4)	value (5)	value (4)	value (5)
California	$18,654	78%	$15,327	63%	$11,846	57%
Florida	2,173	90	1,608	62	2,459	73
New Jersey	913	83	789	65	1,580	71
New York	573	78	529	65	731	68
Texas	241	64	213	56	960	51
Other states	4,363	83	3,591	66	6,756	69
Total Pick-a-Pay loans	$26,917		$22,057		$24,332

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2014.
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

In third quarter 2014, we completed more than 1,000 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed more than 127,800 modifications since the Wachovia acquisition, resulting in $6.0 billion of principal forgiveness to our Pick-a-Pay customers as well as an additional $70 million of conditional forgiveness that can be earned by borrowers through performance over a three year period.

Due to better than expected performance observed on the Pick-a-Pay PCI portfolio compared with the original acquisition estimates, we have reclassified $5.9 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 11.9 years at September 30, 2014. The weighted average remaining life decreased slightly from December 31, 2013 due to updated expectations for prepayments and the passage of time.  The accretable yield percentage at September 30, 2014, was 6.15%, up from 4.98% at the end of 2013 due to favorable changes in the expected timing and composition of cash flows resulting from improving credit and prepayment expectations.  Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.

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

Table 22 summarizes delinquency and loss rates for our junior lien mortgages by the holder of the first lien.

Table 22: Junior Lien Mortgage Portfolios Performance by Holder of 1st Lien (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance		or more past due		quarter ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2014	2013	2014	2013	2014	2014	2014	2013	2013
Junior lien mortgages behind:
Wells Fargo owned or
serviced first lien	$29,945	32,681	2.34%	2.37	0.86	1.08	1.16	1.34	1.59
Third party first lien	30,793	33,110	2.55	2.53	0.94	0.96	1.23	1.35	1.58
Total junior lien mortgages	$60,738	65,791	2.44	2.45	0.90	1.02	1.20	1.35	1.58

(1)			Excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

We monitor the number of borrowers paying the minimum amount due on a monthly basis. In September 2014, approximately 94% of our borrowers with a junior lien mortgage outstanding balance paid the minimum amount due or more, including approximately 46% who paid only the minimum amount due.

Table 23 shows the credit attributes of the core and liquidating junior lien mortgage portfolios and lists the top five states by outstanding balance for the core portfolio. Loans to California borrowers represent the largest state concentration in each of these portfolios. The decrease in outstanding balances since December 31, 2013 predominantly reflects loan paydowns. As of September 30, 2014, 20% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 8% of the junior lien mortgage portfolio at September 30, 2014.

Table 23: Junior Lien Mortgage Portfolios (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance		or more past due		quarter ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2014	2013	2014	2013	2014	2014	2014	2013	2013
Core portfolio
California	$15,777	17,003	1.99%	2.03	0.44	0.47	0.67	0.86	1.20
Florida	5,359	5,811	2.96	3.16	1.29	1.23	1.86	1.85	2.12
New Jersey	4,754	5,019	3.47	3.43	1.38	1.45	1.49	1.50	1.81
Virginia	3,206	3,378	2.16	2.02	0.59	0.86	0.87	0.93	0.93
Pennsylvania	2,977	3,137	2.81	2.64	1.04	1.24	1.01	0.96	1.17
Other	25,504	27,653	2.15	2.18	0.83	1.05	1.15	1.34	1.43
Total	57,577	62,001	2.33	2.35	0.81	0.94	1.09	1.23	1.42

Liquidating portfolio	3,161	3,790	4.58	4.10	2.61	2.46	2.94	3.20	4.12
Total core and
liquidating portfolios	$60,738	65,791	2.44	2.45	0.90	1.02	1.20	1.35	1.58

(1)			Excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

Risk Management – Credit Risk  Management (continued)

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

Table 24 reflects the outstanding balance of our portfolio of junior lien lines and loans and senior lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.3  billion,  because they are predominantly insured by the FHA, and it excludes PCI loans, which total $138 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 24: Junior Lien Mortgage Line and Loan and Senior Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
	Outstanding balance	Remainder of					2019 and
(in millions)	September 30, 2014	2014	2015	2016	2017	2018	thereafter (1)	Amortizing
Junior residential lines	$53,464	931	5,220	6,767	6,917	3,768	25,575	4,286
Junior loans (2)	7,274	2	73	105	112	12	1,251	5,719
Total junior lien (3)(4)	60,738	933	5,293	6,872	7,029	3,780	26,826	10,005
First lien lines	17,454	269	1,199	974	969	1,098	11,889	1,056
Total (3)(4)	$78,192	1,202	6,492	7,846	7,998	4,878	38,715	11,061
% of portfolios	100%	2	8	10	10	6	50	14

(1)

The annual scheduled end of draw or term ranges from $1.8 billion to $10.2 billion and averages $5.5 billion per year for 2019 and thereafter. Loans that convert in 2025 and thereafter have draw periods that generally extend to 15 or 20 years.

(2)

Junior loans within the term period predominantly represent principal and interest products that require a balloon payment upon the end of the loan term. Amortizing junior loans include $58 million of balloon loans that have reached end of term and are now past due.

(3)	Lines in their draw period are predominantly interest-only. The unfunded credit commitments for junior and first lien lines totaled $70.8 billion at September 30, 2014.
(4)

Includes scheduled end-of-term balloon payments totaling $148 million, $509 million, $414 million, $518 million, $542 million and $2.5 billion for 2014, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively. Amortizing lines include $178 million of end-of-term balloon payments, which are past due. At September 30, 2014, $365 million, or 7% of outstanding lines of credit that are amortizing, are 30 or more days past due compared to $1.3 billion, or 2% for lines in their draw period.

Credit Cards  Our credit card portfolio totaled $28.3 billion at September 30, 2014, which represented 3% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 2.87% for third quarter 2014, compared with 3.28% for third quarter 2013 and 3.21% and 3.71% for the first nine months of 2014 and 2013, respectively.

AUTOmobile  Our automobile portfolio, predominantly composed of indirect loans, totaled $55.2 billion at September 30, 2014. The net charge-off rate (annualized) for our automobile portfolio was 0.81% for third quarter 2014, compared with 0.63% for third  quarter 2013 and 0.62% and 0.55% for the first nine months of 2014 and 2013, respectively. Increased charge-off rates were primarily driven by increased occurrence and severity of loss with lower collateral values being realized on automobile repossessions.
Other revolving Credit and installment  Other revolving credit and installment loans totaled $34.7 billion at September 30, 2014, and primarily included student and security-based margin loans. Student loans totaled $11.9 billion at September 30, 2014, compared with $22.0 billion at December 31, 2013, primarily reflecting the transfer of $9.7 billion in government guaranteed student loans to loans held for sale on June 30, 2014. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.46% for third quarter 2014 and 2013 and 1.32% and 1.40% for the first nine months of 2014 and 2013, respectively.

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

•         performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 25: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

		September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013
			% of		% of		% of		% of
			total		total		total		total
($ in millions)		Balance	loans	Balance	loans	Balance	loans	Balance	loans
Nonaccrual loans:
	Commercial:
	Commercial and industrial	$586	0.28%	$693	0.34%	$630	0.32%	$738	0.38%
	Real estate mortgage	1,636	1.53	1,802	1.66	2,030	1.88	2,252	2.10
	Real estate construction	217	1.21	239	1.40	296	1.78	416	2.48
	Lease financing	25	0.21	28	0.24	31	0.26	29	0.24
	Foreign	31	0.07	36	0.08	40	0.08	40	0.08
	Total commercial (1)	2,495	0.63	2,798	0.71	3,027	0.79	3,475	0.92
	Consumer:
	Real estate 1-4 family
	first mortgage (2)	8,784	3.34	9,026	3.47	9,357	3.61	9,799	3.79
	Real estate 1-4 family
	junior lien mortgage	1,903	3.13	1,964	3.14	2,072	3.24	2,188	3.32
	Automobile	143	0.26	150	0.28	161	0.31	173	0.34
	Other revolving credit and installment	40	0.12	34	0.10	33	0.08	33	0.08
	Total consumer	10,870	2.46	11,174	2.55	11,623	2.61	12,193	2.74
	Total nonaccrual
	loans (3)(4)(5)	13,365	1.59	13,972	1.69	14,650	1.77	15,668	1.91
Foreclosed assets:
	Government insured/guaranteed (6)	2,617		2,359		2,302		2,093
	Non-government insured/guaranteed	1,691		1,748		1,813		1,844
	Total foreclosed assets	4,308		4,107		4,115		3,937
	Total nonperforming assets	$17,673	2.11%	$18,079	2.18%	$18,765	2.27%	$19,605	2.38%
Change in NPAs from prior quarter		$(406)		(686)		(840)		(1,090)

(1)	Includes LHFS of $1 million at September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013.
(2)	Includes MHFS of $182 million, $238 million, $227 million, and $227 million at September 30, June 30 and March 31, 2014, and December 31, 2013, respectively.
(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.
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
(6)

Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. The increase in balance from a year ago, reflects a continued slowdown in the processing of foreclosed properties through the HUD conveyance requirements as a result of industry resource constraints, as well as other factors, including an increase in foreclosures in states with longer redemption periods, longer occupant evacuation periods, increased maintenance required for aging foreclosures and longer repair authorization periods.

Risk Management – Credit Risk  Management (continued)

Table 26 provides an analysis of the changes in nonaccrual loans.

Table 26: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2014	2014	2014	2013	2013
Commercial nonaccrual loans
Balance, beginning of quarter	$2,798	3,027	3,475	3,886	4,455
Inflows	343	433	367	520	490
Outflows:
Returned to accruing	(37)	(81)	(98)	(67)	(192)
Foreclosures	(18)	(32)	(79)	(34)	(77)
Charge-offs	(124)	(120)	(116)	(191)	(150)
Payments, sales and other (1)	(467)	(429)	(522)	(639)	(640)
Total outflows	(646)	(662)	(815)	(931)	(1,059)
Balance, end of quarter	2,495	2,798	3,027	3,475	3,886
Consumer nonaccrual loans
Balance, beginning of quarter	11,174	11,623	12,193	13,007	13,460
Inflows	1,529	1,673	1,650	1,691	2,015
Outflows:
Returned to accruing	(817)	(1,107)	(1,104)	(953)	(997)
Foreclosures	(148)	(132)	(146)	(162)	(167)
Charge-offs	(290)	(348)	(400)	(437)	(480)
Payments, sales and other (1)	(578)	(535)	(570)	(953)	(824)
Total outflows	(1,833)	(2,122)	(2,220)	(2,505)	(2,468)
Balance, end of quarter	10,870	11,174	11,623	12,193	13,007
Total nonaccrual loans	$13,365	13,972	14,650	15,668	16,893

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

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

While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at September 30, 2014:

•      97% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 72% have a combined LTV (CLTV) ratio of 80% or less.

•      losses of $625 million and $3.5 billion  have already been recognized on 30% of commercial nonaccrual loans and 54% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by the Interagency or OCC Guidance), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•      70% of commercial nonaccrual loans were current on interest.

•      the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•      $2.1  billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $1.9 billion were current.

We continue to work with our customers experiencing financial difficulty to determine if they can qualify for a loan modification so that they can stay in their homes. Under both our proprietary modification programs and the MHA programs, customers may be required to provide updated documentation, and some programs require completion of payment during trial periods to demonstrate sustained performance before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure in certain states, including New York and New Jersey, the foreclosure timeline has significantly increased due to backlogs in an already complex process. Therefore, loans remain on nonaccrual status for longer periods.

Table 27 provides a summary and an analysis of changes in foreclosed assets.

Table 27: Foreclosed Assets

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2014	2014	2014	2013	2013
Summary by loan segment
Government insured/guaranteed (1)	$2,617	2,359	2,302	2,093	1,781
PCI loans:
Commercial	394	457	461	497	559
Consumer	214	208	177	149	125
Total PCI loans	608	665	638	646	684
All other loans:
Commercial	579	634	736	759	944
Consumer	504	449	439	439	393
Total all other loans	1,083	1,083	1,175	1,198	1,337
Total foreclosed assets	$4,308	4,107	4,115	3,937	3,802
Analysis of changes in foreclosed assets
Balance, beginning of quarter	$4,107	4,115	3,937	3,802	3,140
Net change in government insured/guaranteed (1)(2)	258	57	209	312	755
Additions to foreclosed assets (3)	364	421	448	428	459
Reductions:
Sales	(421)	(493)	(490)	(823)	(545)
Write-downs and gains (losses) on sales	-	7	11	218	(7)
Total reductions	(421)	(486)	(479)	(605)	(552)
Balance, end of quarter	$4,308	4,107	4,115	3,937	3,802

(1)

Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. The increase in balance from a year ago, reflects a continued slowdown in the processing of foreclosed properties through the HUD conveyance requirements as a result of industry resource constraints, as well as other factors, including an increase in foreclosures in states with longer redemption periods, longer occupant evacuation periods, increased maintenance required for aging foreclosures and longer repair authorization periods.

(2)

Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $617 million, $654 million, $801 million, $892 million, and $1.3 billion for the quarters ended September 30, June 30 and March 31, 2014 and December 31 and September 30, 2013, respectively.

(3)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at September 30, 2014, included $3.3  billion  of foreclosed residential real estate that had collateralized commercial and consumer loans, of which 80% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $1.0 billion has been written down to estimated net realizable value. Foreclosed assets at September 30, 2014, increased slightly, compared with December 31, 2013. At September 30, 2014, 62%  of foreclosed assets of $4.3 billion have been in the foreclosed assets portfolio one year or less.

Given the industry resource constraints and other factors affecting our ability to meet HUD conveyance requirements, we anticipate continuing to hold an elevated level of foreclosed assets on our balance sheet.

Risk Management – Credit Risk  Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 28: Troubled Debt Restructurings (TDRs)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2014	2014	2014	2013	2013
Commercial TDRs
Commercial and industrial	$834	948	1,081	1,032	1,153
Real estate mortgage	2,034	2,179	2,233	2,248	2,457
Real estate construction	328	391	454	475	598
Lease financing	3	5	6	8	9
Foreign	2	2	7	2	2
Total commercial TDRs	3,201	3,525	3,781	3,765	4,219
Consumer TDRs
Real estate 1-4 family first mortgage	18,366	18,582	19,043	18,925	18,974
Real estate 1-4 family junior lien mortgage	2,464	2,463	2,460	2,468	2,399
Credit Card	358	379	399	431	455
Automobile	135	151	169	189	212
Other revolving credit and installment	45	38	34	33	32
Trial modifications	473	469	593	650	717
Total consumer TDRs (1)	21,841	22,082	22,698	22,696	22,789
Total TDRs	$25,042	25,607	26,479	26,461	27,008

TDRs on nonaccrual status	$7,313	7,638	7,774	8,172	8,609
TDRs on accrual status (1)	17,729	17,969	18,705	18,289	18,399
Total TDRs	$25,042	25,607	26,479	26,461	27,008

(1)

TDR loans include $2.1 billion, $2.2 billion, $2.6 billion, $2.5 billion, and $2.4 billion at September 30, June 30, and March 31, 2014, and December 31, and September 30, 2013, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and are accruing.

Table 28 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $3.7 billion and $4.5 billion at September 30, 2014 and December 31, 2013, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

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

Table 29: Analysis of Changes in TDRs

			Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2014	2014	2014	2013	2013
Commercial TDRs
Balance, beginning of quarter	$3,525	3,781	3,765	4,219	4,551
Inflows	208	276	442	292	534
Outflows
Charge-offs	(42)	(28)	(23)	(44)	(24)
Foreclosures	(12)	(8)	(3)	(16)	(16)
Payments, sales and other (1)	(478)	(496)	(400)	(686)	(826)
Balance, end of quarter	3,201	3,525	3,781	3,765	4,219
Consumer TDRs
Balance, beginning of quarter	22,082	22,698	22,696	22,789	22,969
Inflows	946	1,003	1,104	1,248	1,282
Outflows
Charge-offs	(120)	(139)	(157)	(155)	(183)
Foreclosures	(303)	(283)	(325)	(417)	(519)
Payments, sales and other (1)	(768)	(1,073)	(563)	(701)	(761)
Net change in trial modifications (2)	4	(124)	(57)	(68)	1
Balance, end of quarter	21,841	22,082	22,698	22,696	22,789
Total TDRs	$25,042	25,607	26,479	26,461	27,008

(1)

Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $1 million, and $29 million of loans refinanced or restructured as new loans and removed from TDR classification for the quarters ended March 31, 2014, and September 30, 2013, respectively. No loans were removed from TDR classification for the quarters ended September 30 and June 30, 2014 and December 31, 2013, as a result of being refinanced or restructured as new loans.

(2)

Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements.

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

Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at September 30, 2014, were down $99 million, or 9%, from December 31, 2013, due to payoffs, modifications and other loss mitigation activities, decline in non-strategic and liquidating portfolios, and credit stabilization.

Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $17.3 billion at September 30, 2014, down from $22.2 billion  at December 31, 2013. The decrease since December 31, 2013, reflected the effects of modification activities and improving delinquency trends.

Table 30 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 30: Loans 90 Days or More Past Due and Still Accruing

		Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)		2014	2014	2014	2013	2013
Loans 90 days or more past due and still accruing:
	Total (excluding PCI (1)):	$18,295	18,582	21,215	23,219	22,181
	Less: FHA insured/VA guaranteed (2)(3)	16,628	16,978	19,405	21,274	20,214
	Less: Student loans guaranteed under the FFELP (4)	721	707	860	900	917
	Total, not government insured/guaranteed	$946	897	950	1,045	1,050

By segment and class, not government insured/guaranteed:
	Commercial:
	Commercial and industrial	$32	51	11	11	125
	Real estate mortgage	37	53	13	35	40
	Real estate construction	18	16	69	97	1
	Foreign	4	2	2	-	1
	Total commercial	91	122	95	143	167
	Consumer:
	Real estate 1-4 family first mortgage (3)	327	311	333	354	383
	Real estate 1-4 family junior lien mortgage (3)	78	70	88	86	89
	Credit card	302	266	308	321	285
	Automobile	64	48	41	55	48
	Other revolving credit and installment	84	80	85	86	78
	Total consumer	855	775	855	902	883
	Total, not government insured/guaranteed	$946	897	950	1,045	1,050

(1)	PCI loans totaled $4.0 billion, $4.0 billion, $4.3 billion, $4.5 billion, and $4.9 billion at September 30, June 30, and March 31, 2014 and December 31 and September 30, 2013, respectively.
(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
(3)	Includes mortgages held for sale 90 days or more past due and still accruing.
(4)

Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. At the end of second quarter 2014, all government guaranteed student loans were transferred to loans held for sale.

NET CHARGE-OFFS

Table 31: Net Charge-offs

									Quarter ended
	Sept. 30, 2014		June 30, 2014		Mar. 31, 2014		Dec. 31, 2013		Sept. 30, 2013

	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in millions)	offs	loans(1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)
Commercial:
Commercial and
industrial	$65	0.12%	$54	0.11%	$45	0.09%	$107	0.22%	$58	0.12%
Real estate mortgage	(37)	(0.14)	(10)	(0.04)	(22)	(0.08)	(41)	(0.15)	(20)	(0.08)
Real estate construction	(58)	(1.29)	(20)	(0.47)	(23)	(0.55)	(13)	(0.32)	(17)	(0.41)
Lease financing	4	0.10	1	0.05	1	0.03	-	-	-	-
Foreign	2	0.02	6	0.05	4	0.03	-	-	(2)	(0.02)
Total commercial	(24)	(0.02)	31	0.03	5	0.01	53	0.06	19	0.02
Consumer:
Real estate 1-4 family
first mortgage	114	0.17	137	0.21	170	0.27	195	0.30	242	0.38
Real estate 1-4 family
junior lien mortgage	140	0.90	160	1.02	192	1.20	226	1.34	275	1.58
Credit card	201	2.87	211	3.20	231	3.57	220	3.38	207	3.28
Automobile	112	0.81	46	0.35	90	0.70	108	0.85	78	0.63
Other revolving credit
and installment	125	1.46	132	1.22	137	1.29	161	1.50	154	1.46
Total consumer	692	0.62	686	0.62	820	0.75	910	0.82	956	0.86
Total	$668	0.32%	$717	0.35%	$825	0.41%	$963	0.47%	$975	0.48%

(1)		Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 31 presents net charge-offs for third quarter 2014 and the previous four quarters. Net charge-offs in third quarter 2014 were $668 million (0.32% of average total loans outstanding) compared with $975 million (0.48%) in third  quarter 2013.

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

Table 32 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Risk Management – Credit Risk  Management (continued)

Table 32: Allocation of the Allowance for Credit Losses (ACL)

	Sept. 30, 2014		Dec. 31, 2013		Dec. 31, 2012		Dec. 31, 2011		Dec. 31, 2010
	Loans		Loans		Loans		Loans		Loans
		as %		as %		as %		as %		as %
		of total		of total		of total		of total		of total
(in millions)	ACL	loans	ACL	loans	ACL	loans	ACL	loans	ACL	loans
Commercial:
Commercial and industrial	$3,165	25%	$2,775	24%	$2,543	23%	$2,649	22%	$3,299	20%
Real estate mortgage	1,671	13	2,102	13	2,283	13	2,550	14	3,072	13
Real estate construction	1,076	2	770	2	552	2	893	2	1,387	4
Lease financing	167	1	127	1	85	2	82	2	173	2
Foreign	331	6	329	6	251	5	184	5	238	4
Total commercial	6,410	47	6,103	46	5,714	45	6,358	45	8,169	43
Consumer:
Real estate 1-4 family first mortgage	3,113	32	4,087	32	6,100	31	6,934	30	7,603	30
Real estate 1-4 family
junior lien mortgage	1,699	7	2,534	8	3,462	10	3,897	11	4,557	13
Credit card	1,198	3	1,224	3	1,234	3	1,294	3	1,945	3
Automobile	528	7	475	6	417	6	555	6	771	6
Other revolving credit and installment	533	4	548	5	550	5	630	5	418	5
Total consumer	7,071	53	8,868	54	11,763	55	13,310	55	15,294	57
Total	$13,481	100%	$14,971	100%	$17,477	100%	$19,668	100%	$23,463	100%

	Sept. 30, 2014		Dec. 31, 2013		Dec. 31, 2012		Dec. 31, 2011		Dec. 31, 2010
Components:
Allowance for loan losses	$12,681		14,502		17,060		19,372		23,022
Allowance for unfunded
credit commitments	800		469		417		296		441
Allowance for credit losses	$13,481		14,971		17,477		19,668		23,463
Allowance for loan losses as a percentage
of total loans	1.51%		1.76		2.13		2.52		3.04
Allowance for loan losses as a percentage
of total net charge-offs (1)	479		322		189		171		130
Allowance for credit losses as a percentage
of total loans	1.61		1.82		2.19		2.56		3.10
Allowance for credit losses as a percentage
of total nonaccrual loans	101		96		85		92		89

(1)		Total net charge-offs are annualized for quarter ended September 30, 2014.

In addition to the allowance for credit losses, there was $3.1 billion at September 30, 2014, and $5.2 billion at December 31, 2013, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over one-half of nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at September 30, 2014.

The allowance for credit losses declined in third quarter 2014, which reflected continued credit improvement, particularly in residential real estate portfolios primarily associated with continued improvement in the housing market. Total provision for credit losses was $368 million in third quarter 2014, compared with $75 million in third quarter 2013, reflecting a lower allowance release as the loan portfolio continued to grow and the rate of credit improvement slowed.

We believe the allowance for credit losses of $13.5 billion at September 30, 2014, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. We continue to expect future allowance releases absent a significant deterioration in the economy, but expect a lower level of future releases as the rate of credit improvement slows and the loan portfolio continues to grow. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of

Significant Accounting Policies) to Financial Statements in our 2013 Form 10-K.

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

Because we retain the servicing for most of the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.8 trillion in the residential mortgage loan servicing portfolio at September 30, 2014, 94% was current and less than 2% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 5.80% at September 30, 2014, compared with 5.64% at June 30, 2014, and 6.40% at December 31, 2013. Three percent of this portfolio is private label securitizations for which we originated the loans and therefore have some repurchase risk.

The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at September 30, 2014, was down from a year ago both in number of outstanding loans and in total dollar balances as we continued to work through the new demands and mortgage insurance rescissions and as we announced settlements with both Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) in 2013, that resolved substantially all repurchase liabilities associated with loans sold to FHLMC prior to January 1, 2009, and loans sold to FNMA that were originated prior to January 1, 2009. Demands from private investors declined from December 31, 2013, primarily due to settlements with two private investors in first quarter 2014 that resolved many of the increased demands we experienced from 2012 through 2013, with a significant increase experienced in fourth quarter 2013.

Table 33 provides the number of unresolved repurchase demands and mortgage insurance rescissions.

Table 33: Unresolved Repurchase Demands and Mortgage Insurance Rescissions

	Government				Mortgage insurance
	sponsored entities (1)		Private		rescissions with no demand (2)		Total
	Number of	Original loan	Number of	Original loan	Number of	Original loan	Number of	Original loan
($ in millions)	loans	balance (3)	loans	balance (3)	loans	balance (3)	loans	balance (3)

2014
September 30,	426	$93	322	$75	233	$52	981	$220
June 30,	678	149	362	80	305	66	1,345	295
March 31,	599	126	391	89	409	90	1,399	305

2013
December 31,	674	124	2,260	497	394	87	3,328	708
September 30,	4,422	958	1,240	264	385	87	6,047	1,309
June 30,	6,313	1,413	1,206	258	561	127	8,080	1,798
March 31,	5,910	1,371	1,278	278	652	145	7,840	1,794

(1)

Includes unresolved repurchase demands of 7 and $1 million, 14 and $3 million, 25 and $3 million, 42 and $6 million, and 1,247 and $225 million at September 30, June 30, and March 31, 2014, and December 31, and September 30, 2013, respectively, received from investors on mortgage servicing rights acquired from other originators. We generally have the right of recourse against the seller and may be able to recover losses related to such repurchase demands subject to counterparty risk associated with the seller.

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

Risk Management – Credit Risk  Management (continued)

Table 34 summarizes the changes in our mortgage repurchase liability.

Table 34: Changes in Mortgage Repurchase Liability

	Quarter ended					Nine months ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2014	2014	2014	2013	2013	2014	2013
Balance, beginning of period	$766	799	899	1,421	2,222	899	2,206
Provision for repurchase losses:
Loan sales	12	12	10	16	28	34	127
Change in estimate (1)	(93)	(38)	(4)	10	-	(135)	275
Total additions (reductions)	(81)	(26)	6	26	28	(101)	402
Losses	(16)	(7)	(106)	(548)	(829)	(129)	(1,187)
Balance, end of period	$669	766	799	899	1,421	669	1,421

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $669 million at September 30, 2014 and $1.4 billion at September 30, 2013. In third  quarter 2014, we recorded through the provision for repurchase losses a net $81 million reduction in the liability (reflecting release of $93 million for change in estimate of provision for prior period originations), compared with a $28 million increase in the provision a year ago. The reduction in third quarter 2014 was primarily due to a re-estimation of our liability based on recently observed trends.

 Total losses charged to mortgage repurchase liability were $16 million in third quarter 2014, compared with $829 million a year ago. Third quarter 2013 losses included $746 million for the FHLMC settlement agreement that resolved substantially all repurchase liabilities related to loans sold to FHLMC prior to January 1, 2009. Losses for fourth quarter 2013 included $508 million for the FNMA settlement agreement that resolved substantially all repurchase liabilities related to loans sold to FNMA that were originated prior to January 1, 2009.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $984 million at September 30, 2014, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

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

In particular, on February 28, 2013, we entered into amendments to the April 2011 Consent Order with both the Office of the Comptroller of the Currency (OCC) and the FRB, which effectively ceased the Independent Foreclosure Review program created by such Consent Order and replaced it with an accelerated remediation process to be administered by the OCC and the FRB. We are required to meet the commitment to provide foreclosure prevention actions on $1.2 billion of loans under this accelerated remediation process by January 7, 2015. We believe we have reported sufficient foreclosure prevention actions to the monitor of the accelerated remediation process to meet the $1.2 billion commitment, but are awaiting monitor approval.
On February 9, 2012, a federal/state settlement was announced among the DOJ, HUD, the Department of the Treasury, the Department of Veteran Affairs, the Federal Trade Commission, the Executive Office of the U.S. Trustee, the Consumer Financial Protection Bureau, a task force of Attorneys General, Wells Fargo, and four other servicers related to investigations of mortgage industry servicing and foreclosure practices. Under the terms of this settlement, which will remain in effect through October 4, 2015 (subject to a trailing review period) we have agreed to the following programmatic commitments, consisting of three components totaling approximately $5.3 billion:

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

Asset/Liability Management

Asset/liability management involves evaluating, monitoring and managing interest rate risk, market risk, liquidity and funding. Primary oversight of interest rate risk and market risk resides with the Finance Committee of our Board of Directors (Board), which oversees the administration and effectiveness of financial risk management policies and processes used to assess and manage these risks. Primary oversight of liquidity and funding resides with the Risk Committee of the Board. At the management level we utilize a Corporate Asset/Liability Management Committee (Corporate ALCO), which consists of senior financial, risk, and business executives, to oversee these risks and report on them periodically to the Board’s Finance Committee and Risk Committee as appropriate. Each of our principal lines of business has its own asset/liability management committee and process linked to the Corporate ALCO process. As discussed in more detail for trading activities below, we employ separate management level oversight specific to market risk. Market risk, in its broadest sense, refers to the possibility that losses will result from the impact of adverse changes in market rates and prices on our trading and non-trading portfolios and financial instruments.

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

As of September 30, 2014, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 35, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan and a negative range indicates a detrimental earnings sensitivity relative to the most likely earnings plan).

Table 35: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan

	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Ending rates:
Federal funds	1.61%	0.25	1.10	2.10	4.75
10-year treasury (1)	3.64	1.70	3.14	4.14	5.75

Earnings relative to
most likely	N/A	(6)-(7)%	(2)-(3)	0 - 5	>5

(1)	U.S. Constant Maturity Treasury Rate

We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of September 30, 2014, and December 31, 2013, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

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

The total carrying value of our residential and commercial MSRs was $15.3 billion at September 30, 2014, and $16.8 billion at December 31, 2013. The weighted-average note rate on our portfolio of loans serviced for others was 4.47% at September 30, 2014, and 4.52% at December 31, 2013. The carrying value of our total MSRs represented 0.82% of mortgage loans serviced for others at September 30, 2014, and 0.88% at December 31, 2013.

Market Risk – Trading Activities  The Finance Committee of our Board of Directors reviews the acceptable market risk appetite for our trading activities. We engage in trading activities primarily to accommodate the investment and risk management activities of our customers, execute economic hedging to manage certain balance sheet risks and, to a very limited degree, for proprietary trading for our own account. These activities primarily occur within our Wholesale businesses and to a lesser extent other divisions of the Company. This includes entering into transactions with our customers that are recorded as trading assets and liabilities on our balance sheet. All of our trading assets and liabilities, including securities, foreign exchange transactions, commodity transactions, and derivatives are carried at fair value. Income earned related to these trading activities include net interest income and changes in fair value related to trading assets and liabilities. Net interest income earned on trading assets and liabilities is reflected in the interest income and interest expense components of our income statement. Changes in fair value of trading assets and liabilities are reflected in net gains on trading activities, a component of noninterest income in our income statement.

Table 36 presents total revenue from trading activities.

Table 36: Income from Trading Activities

			Nine months
	Quarter ended Sept. 30,		ended Sept. 30,
(in millions)	2014	2013	2014	2013
Interest income (1)	$427	331	1,208	998
Less: Interest expense (2)	106	80	286	220
Net interest income	321	251	922	778

Noninterest income:
Net gains from trading
activities (3):
Customer accommodation	202	263	804	1,067
Economic hedges and other (4)	(34)	125	174	213
Proprietary trading	-	9	4	18
Total net trading gains	168	397	982	1,298
Total trading-related net interest
and noninterest income	$489	648	1,904	2,076

(1)	Represents interest and dividend income earned on trading securities.
(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.
(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.
(4)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

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

Customer accommodation trading also includes net gains related to market-making activities in which we take positions to facilitate customer order flow. For example, we may own securities recorded as trading assets (long positions) or sold securities we have not yet purchased, recorded as trading liabilities (short positions), typically on

Risk Management – Asset/Liability Management  (continued)

a short-term basis, to facilitate support of buying and selling demand from our customers. As a market maker in these securities, we earn income due to: (1) the difference between the price paid or received for the purchase and sale of the security (bid-ask spread), (2) the net interest income, and (3) the change in fair value of the long or short positions during the short-term period held on our balance sheet. Additionally, we may enter into separate derivative or security positions to manage our exposure related to our long or short security positions. Collectively, income earned on this type of market-making activity is reflected in the fair value changes of these positions recorded in net gain on trading activities.

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

Daily Trading-Related Revenue  Table 37 provides information on the distribution of daily trading-related revenues for the Company’s trading portfolio. This trading-related revenue is defined as the change in value of the trading assets and trading liabilities, trading-related net interest income, and trading-related intra-day gains and losses. Net trading-related revenue does not include activity related to long-term positions held for economic hedging purposes, period-end adjustments, and other activity not representative of daily price changes driven by market factors.

Table 37:  Distribution of Daily Trading-Related Revenues

Market risk is the risk of adverse changes in the fair value of the trading portfolios and financial instruments held by the Company due to changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity, and commodity prices. Market risk is intrinsic to the Company’s sales and trading, market making, investing, and risk management activities.

The Company uses Value-at-Risk (VaR) metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. These market risk measures are monitored at both the business unit level and at aggregated levels on a daily basis. Our corporate market risk management function aggregates and monitors all exposures to ensure risk measures are within our established risk appetite. Changes to the market risk profile are analyzed and reported on a daily basis. The Company monitors various market risk exposure measures from a variety of perspectives, which include line of business, product, risk type, and legal entity.

VaR is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. The VaR measures assume that historical changes in market values (historical simulation analysis) are representative of the potential future outcomes and measure the expected loss over a given time interval (for example, 1 day or 10 days) within a given confidence level. Our historical simulation analysis approach uses historical observations of daily changes of each of the market risk factors from each trading day in the previous 12 months. The risk drivers of each market risk exposure are updated on a daily basis. We measure and report VaR for a 1-day holding period at a 99% confidence level. This means that we would expect to incur single day losses greater than predicted by VaR estimates for the measured positions one time in every 100 trading days. We treat data from all historical periods as equally relevant and consider using data for the previous 12 months as appropriate for determining VaR. We believe using a 12-month look back period helps ensure the Company’s VaR is responsive to current market conditions.

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

The VaR models measure exposure to the following categories:

•         credit risk –  exposures from corporate credit spreads, asset-backed security spreads, and mortgage prepayments.

•         interest rate risk – exposures from changes in the level, scope, and curvature of interest rate curves and the volatility of interest rates.

•         equity risk – exposures to changes in equity prices and volatilities of single name, index, and basket exposure.

•         commodity risk – exposures to changes in commodity prices and volatilities.

Risk Management – Asset/Liability Management  (continued)

•         foreign exchange risk – exposures to changes in foreign exchange rates and volatilities.

VaR is the primary market risk management measure for the assets and liabilities classified as trading and is used as a supplemental analysis tool to monitor exposures classified as available for sale (AFS) and other exposures that we carry at fair value.

Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to establish line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions classified as trading assets or trading liabilities on our balance sheet.

Table 38 shows the results of the Company’s Trading VaR by risk category. As presented in the table, average Trading VaR was $17 million for the quarter ended September 30, 2014, compared with $24 million for the quarter ended June 30, 2014. The decrease was primarily the result of volatile market moves in June through September 2013 no longer being included in the 12-month look back period.

Table 38: Trading 1-Day 99% VaR Metrics

		Quarter ended
	September 30, 2014				June 30, 2014
	Period				Period
(in millions)	end	Average	Low	High	end	Average	Low	High
Trading VaR Risk Categories
Credit	$17	16	12	20	20	34	19	38
Interest rate	29	30	25	39	28	24	12	31
Equity	8	7	6	9	7	7	5	8
Commodity	1	1	1	1	1	1	1	2
Foreign exchange	-	1	-	1	-	1	-	3
Diversification benefit (1)	(37)	(38)			(41)	(43)
Total Trading VaR	$18	17			15	24

(1)

The period-end Trading VaR was less than the sum of the Trading VaR components described above, which is due to portfolio diversification. The diversification benefit arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.

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

Regulatory Market Risk Capital  is based on U.S. regulatory agency risk-based capital regulations that are based on the Basel Committee Capital Accord of the Basel Committee on Banking Supervision. Prior to January 1, 2013, U.S. banking regulators’ market risk capital requirements were subject to Basel I and thereafter based on Basel 2.5. Effective January 1, 2014, the Company must calculate regulatory capital based on the Basel III market risk capital rule, which integrated Basel 2.5, and requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities based on a comprehensive and risk sensitive method and models. The market risk capital rule is intended to cover the risk of loss in value of covered positions due to changes in market conditions.

Composition of Material Portfolio of Covered Positions  The market risk capital rule substantially modified the determination of market risk risk-weighted assets (RWAs), and implemented a more risk-sensitive methodology for the risks inherent in certain “covered” trading positions. The positions that are “covered” by the market risk capital rule are generally a subset of our trading assets and trading liabilities, specifically those held by the Company for the purpose of short-term resale or with the intent of benefiting from actual or expected short-term price movements, or to lock in arbitrage profits. Positions excluded from market risk regulatory capital treatment are subject to the credit risk capital rules applicable to the “non-covered” trading positions.

The material portfolio of the Company’s “covered” positions is predominantly concentrated in the trading assets and trading liabilities managed within Wholesale Banking where the substantial portion of market risk capital is required. Wholesale Banking engages in the fixed income, traded credit, foreign exchange, equities, and commodities markets businesses. Other business segments hold small additional trading positions covered under the market risk capital rule.

Table 39 summarizes the market risk-based capital requirements charge and market RWAs in accordance with the Basel III market risk capital rule as of September 30, 2014, and in accordance with the Basel 2.5 market risk capital rule as of December 31, 2013. The market RWAs are calculated as the sum of the components in the table below.

Table 39: Market Risk Regulatory Capital and RWAs

	September 30, 2014		December 31, 2013
	Risk-	Risk-	Risk-	Risk-
	based	weighted	based	weighted
(in millions)	capital	assets	capital	assets
Total VaR	$243	3,037	252	3,149
Total Stressed VaR	1,359	16,989	921	11,512
Incremental Risk Charge	368	4,601	393	4,913
Securitized Products Charge	748	9,350	633	7,913
Standardized Specific Risk Charge	1,297	16,209	583	7,289
De minimis Charges (positions not included in models)	74	931	125	1,563
Total	$4,089	51,117	2,907	36,339

Risk Management – Asset/Liability Management  (continued)

RWA Rollforward  Table 40 depicts the changes in the market risk regulatory capital and RWAs under Basel III for the first nine months and third quarter of 2014.

Table 40: Analysis of Changes in Market Risk Regulatory Capital and RWAs

	Risk-	Risk-
	based	weighted
(in millions)	capital	assets
Balance, December 31, 2013	$2,907	36,339
Total VaR	(9)	(112)
Total Stressed VaR	438	5,477
Incremental Risk Charge	(25)	(312)
Securitized Products Charge	115	1,437
Standardized Specific Risk Charge	714	8,920
De minimis Charges	(51)	(632)
Balance, September 30, 2014	$4,089	51,117

Balance, June 30, 2014	$3,743	46,782
Total VaR	35	437
Total Stressed VaR	192	2,400
Incremental Risk Charge	60	749
Securitized Products Charge	19	243
Standardized Specific Risk Charge	26	330
De minimis Charges	14	176
Balance, September 30, 2014	$4,089	51,117

The increase in standardized specific risk charge for risk-based capital and RWAs in the first nine months of 2014 resulted primarily from a change during the quarter ended March 31, 2014, in positions now subject to standardized specific risk charges. All changes to market risk regulatory capital and RWAs in the quarter ended September 30, 2014, were associated with changes in positions due to normal trading activity.

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

Basel III prescribes various VaR measures in the determination of regulatory capital and risk-weighted assets. The Company uses the same VaR models for both market risk management purposes as well as regulatory capital calculations. For regulatory purposes, we use the following metrics to determine the Company’s market risk capital requirements:

General VaR measures the risk of broad market movements such as changes in the level of credit spreads, interest rates, equity prices, commodity prices, and foreign exchange rates. General VaR uses historical simulation analysis based on 99% confidence level and a 10-day time horizon.

Table 41 shows the General VaR measure categorized by major risk categories. Average 10-day General VaR was $29 million for the quarter ended September 30, 2014, compared with $58 million for the quarter ended June 30, 2014. The decrease was primarily the result of volatile market moves in June through September 2013 no longer being included in the 12-month look back period.

Table 41: 10-Day 99% Regulatory General VaR by Risk Category

		Quarter ended
	September 30, 2014				June 30, 2014
	Period				Period
(in millions)	end	Average	Low	High	end	Average	Low	High
Wholesale General VaR by Risk Category
Credit	$47	43	25	74	125	111	96	132
Interest rate	73	79	63	103	71	61	28	80
Equity	10	7	4	11	6	4	3	6
Commodity	3	4	2	9	3	6	2	21
Foreign exchange	2	4	1	16	3	4	2	12
Diversification benefit (1)	(102)	(107)			(153)	(132)
Wholesale General VaR	$33	30	20	44	55	54	29	63
Company General VaR	$33	29	19	42	60	58	32	68

(1)

The period-end VaR was less than the sum of the VaR components described above, which is due to portfolio diversification. The diversification benefit arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.

Specific Risk measures  the risk of loss that could result from factors other than broad market movements, or name-specific market risk. Specific Risk uses Monte Carlo simulation analysis based on a 99% confidence level and a 10-day time horizon.

Total VaR (as presented in Table 42) is composed of General VaR and Specific Risk and uses the previous 12 months of historical market data to comply with regulatory requirements.

Table 42: Total VaR

(in millions)	Quarter ended September 30, 2014
		Period
	Average	end	Low	High
Total VaR	$81	72	48	178

			Capital	RWAs
Total VaR			$243	3,037

Total Stressed VaR (as presented in Table 43) uses a historical period of significant financial stress over a continuous 12 month period using historically available market data and is composed of Stressed General VaR and Stressed Specific Risk. Total Stressed VaR uses the same methodology and models as Total VaR.

Table 43: Total Stressed VaR

(in millions)	Quarter ended September 30, 2014
		Period
	Average	end	Low	High
Total Stressed VaR	$453	502	350	589

			Capital	RWAs
Total Stressed VaR			$1,359	16,989

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

Table 44 provides information on the Incremental Risk Charge results for the quarter ended September 30, 2014. For this charge, the required capital at quarter end equals the average for the quarter.

Table 44: Incremental Risk Charge

(in millions)	Quarter ended September 30, 2014
		Period
	Average	end	Low	High
Incremental
Risk Charge	$368	346	291	438

			Capital	RWAs
Incremental Risk Charge			$368	4,601

Risk Management – Asset/Liability Management  (continued)

Securitized Products Charge  Basel III requires a separate market risk capital charge for positions classified as a securitization or re-securitization. The primary criteria for classification as a securitization are whether there is a transfer of risk and whether the credit risk associated with the underlying exposures has been separated into at least two tranches reflecting different levels of seniority. Covered trading securitizations positions include consumer and commercial asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), and collateralized loan and other debt obligations (CLO/CDO) positions. The securitization capital requirements are the greater of the capital requirements of the net long or short exposure, and are capped at the maximum loss that could be incurred on any given transaction. Table 45 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at September 30, 2014, and December 31, 2013.

Table 45: Covered Securitization Positions by Exposure Type (Market Value)

(in millions)	ABS	CMBS	RMBS	CLO/CDO

September 30, 2014

Securitization exposure:
Securities	$900	723	650	392
Derivatives	2	2	12	(31)
Total	$902	725	662	361

December 31, 2013

Securitization exposure:
Securities	$604	559	479	561
Derivatives	(2)	2	16	(72)
Total	$602	561	495	489

SECURITIZATION DUE DILIGENCE AND RISK MONITORING  The market risk capital rule requires that the Company conduct due diligence on the risk of each position within three days of the purchase of a securitization position. The Company’s due diligence on the creditworthiness of each position provides an understanding of the features that would materially affect the performance of a securitization or re-securitization. The due diligence analysis is performed again on a quarterly basis for each securitization and re-securitization position. The Company uses an automated solution to track the due diligence associated with securitization activity. The Company manages the risks associated with securitization and re-securitization positions through the use of offsetting positions and portfolio diversification. The risk is managed in accordance with credit risk, market risk, and line of business policies.

Standardized Specific Risk Charge  For debt and equity positions that are not evaluated by the approved internal specific risk models, a regulatory prescribed standard specific risk charge is applied. The standard specific risk add-on for sovereign entities, public sector entities, and depository institutions is based on the Organization for Economic Co-operation and Development (OECD) country risk classifications (CRC) and the remaining contractual maturity of the position. These risk add-ons for debt positions range from 0.25% to 12%. The add-on for corporate debt is based on creditworthiness and the remaining contractual maturity of the position. All other types of debt positions are subject to an 8% add-on. The standard specific risk add-on for equity positions is generally 8%.

Comprehensive Risk Charge / Correlation Trading  The market risk capital rule requires capital for correlation trading positions. The net market value of correlation trading positions that meet the definition of a covered position at September 30, 2014 was a net gain of less than $1 million. Correlation trading is a discontinued business in which the Company is no longer active, with current positions hedged and maturing over time. Given the immaterial aspect of this discontinued activity, the Company has elected not to develop an internal model based approach but will instead use standard specific risk charges for these positions.

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

Any observed clean P&L loss in excess of the Total VaR is considered a market risk regulatory capital backtesting exception. The actual number of exceptions (that is, the number of business days for which the clean P&L losses exceed the corresponding 1-day, 99% Total VaR measure) over the preceding 12 months is used to determine the capital multiplier for the capital calculation. The number of actual backtesting exceptions is dependent on current market performance relative to historic market volatility. This capital multiplier increases from a minimum of three to a maximum of four, depending on the number of exceptions. No backtesting exceptions occurred over the preceding 12 months. Backtesting is also performed at granular levels within the Company with sub-portfolio results provided to federal regulators.

Table 46 shows daily Total VaR (1-day, 99%) for the 12 months ended September 30, 2014. The Company’s average Total VaR for third quarter 2014 was $25 million with a low of $15 million and a high of $33 million.

Table 46:  Daily Total VaR Measure (Rolling 12 Months)

Market Risk Governance  The Finance Committee of our Board has primary oversight over market risk-taking activities of the Company and reviews the acceptable market risk appetite. The Corporate Risk Group’s Market Risk Committee, which reports to the Finance Committee of the Board, is responsible for governance and oversight over market risk-taking activities across the Company as well as the establishment of market risk appetite and associated limits. The Corporate Market Risk Group, which is part of the Corporate Risk Group, administers and monitors compliance with the requirements established by the Market Risk Committee. The Corporate Market Risk Group has oversight responsibilities in identifying, measuring and monitoring the Company’s market risk. The group is responsible for developing corporate market risk policy, creating quantitative market risk models, establishing independent risk limits, calculating and analyzing market risk capital, and reporting aggregated and line-of-business market risk information. Limits are regularly reviewed to ensure they remain relevant and within the market risk appetite for the Company. An automated limits-monitoring system enables a daily comprehensive review of multiple limits mandated across businesses. Limits are set with inner boundaries that will be periodically breached to promote an ongoing dialogue of risk exposure within the Company. Each line of business that exposes the Company to market risk has direct responsibility for managing market risk in accordance with defined risk tolerances and approved market risk mandates and hedging strategies. We measure and monitor market risk for both management and regulatory capital purposes.

Model Risk Management  The market risk capital models are governed by our Corporate Model Risk Committee (CMoR) policies and procedures, which include model validation. The purpose of model validation includes ensuring the model is appropriate for its intended use and that appropriate controls exist to help mitigate the risk of

Risk Management – Asset/Liability Management  (continued)

invalid results. Model validation assesses the adequacy and appropriateness of the model, including reviewing its key components such as inputs, processing components, logic or theory, output results and supporting model documentation. Validation also includes ensuring significant unobservable model inputs are appropriate given observable market transactions or other market data within the same or similar asset classes. This ensures modeled approaches are appropriate given similar product valuation techniques and are in line with their intended purpose. The Corporate Model Risk group provides oversight of model validation and assessment processes.

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

Table 47 provides information regarding our marketable and nonmarketable equity investments as of September 30, 2014, and December 31, 2013.

Table 47: Nonmarketable and Marketable Equity Investments

		Sept. 30,	Dec. 31,
(in millions)		2014	2013
Nonmarketable equity investments:
	Cost method:
	Private equity investments	$2,401	2,308
	Federal bank stock	4,993	4,670
	Total cost method	7,394	6,978
	Equity method and other:
	LIHTC investments (1)	6,477	6,209
	Private equity and other	5,052	5,782
	Total equity method and other	11,529	11,991
	Fair value (2)	1,964	1,386
	Total nonmarketable
	equity investments (3)	$20,887	20,355
Marketable equity securities:
	Cost	$1,930	2,039
	Net unrealized gains	605	1,346
	Total marketable
	equity securities (4)	$2,535	3,385

(1)	Represents low income housing tax credit investments.
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

Table 48: Primary Sources of Liquidity

	September 30, 2014			December 31, 2013
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits	$224,854	-	224,854	$186,249	-	186,249
Securities of U.S. Treasury and federal agencies (1)	43,732	1,041	42,691	6,280	571	5,709
Mortgage-backed securities of federal agencies (2)	118,468	66,969	51,499	123,796	60,605	63,191
Total	$387,054	68,010	319,044	$316,325	61,176	255,149

(1)	Included in encumbered securities at September 30, 2014, were securities with a fair value of $247 million which were purchased in September, but settled in October 2014.
(2)

Included in encumbered securities at September 30, 2014, were securities with a fair value of $3 million, which were purchased in September, but settled in October 2014. Included in encumbered securities at December 31, 2013, were securities with a fair value of $653 million, which were purchased in December 2013, but settled in January 2014.

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2014, core deposits were 121% of total loans compared with 119% at December 31, 2013. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.

Table 49 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Risk Management – Asset/Liability Management  (continued)

Table 49: Short-Term Borrowings

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in millions)	2014	2014	2014	2013	2013
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$48,164	45,379	39,254	36,263	36,881
Commercial paper	4,365	4,261	6,070	5,162	5,116
Other short-term borrowings	10,398	12,209	11,737	12,458	11,854
Total	$62,927	61,849	57,061	53,883	53,851
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$47,088	42,233	37,711	36,232	35,894
Commercial paper	4,587	5,221	5,713	4,731	4,610
Other short-term borrowings	10,610	11,391	11,078	11,323	12,899
Total	$62,285	58,845	54,502	52,286	53,403
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$48,164	45,379	39,589	36,263	36,881
Commercial paper (2)	4,665	5,175	6,070	5,162	5,116
Other short-term borrowings (3)	10,990	12,209	11,737	12,458	13,384

(1)	Highest month-end balance in each of the last five quarters was in September, June and February 2014 and December and September 2013.
(2)	Highest month-end balance in each of the last five quarters was in July, April and March 2014 and December and September 2013.
(3)	Highest month-end balance in each of the last five quarters was in July, June and March 2014 and December and July 2013.

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

During third quarter 2014, Standard and Poor’s Ratings Services (S&P) revised their global criteria for rating bank hybrid capital instruments, in light of their expectations that regulatory changes would increase the likelihood that hybrid capital instruments could share the cost of rescuing a bank and lead to earlier loss absorption by such instruments than has occurred in the past. As a result of the new criteria, S&P downgraded the hybrid capital ratings for numerous firms globally, including ours, and, therefore, our hybrid capital ratings were lowered one notch. S&P  is continuing its reassessment of whether to incorporate the likelihood of extraordinary government support into the ratings of certain bank holding companies, including the Parent, in light of regulatory developments related to the Title II Orderly Liquidation Authority of the Dodd-Frank Act that could make federal support less certain and predictable. S&P has not specified a timeframe for completion of their review. On October 7, 2014, Fitch Ratings affirmed all of our ratings. Both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S.

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

The credit ratings of the Parent and Wells Fargo Bank, N.A. as of September 30, 2014, are presented in Table 50.

Table 50: Credit Ratings as of September 30, 2014

	Wells Fargo & Company		Wells Fargo Bank, N.A.
		Short-term	Long-term	Short-term
	Senior debt	borrowings	deposits	borrowings
Moody's	A2	P-1	Aa3	P-1
S&P	A+	A-1	AA-	A-1+
Fitch Ratings	AA-	F1+	AA	F1+
DBRS	AA	R-1*	AA**	R-1**

* middle **high

On September 3, 2014, the FRB, OCC and FDIC issued a final rule that implements a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The final LCR rule will be phased-in beginning January 1, 2015, and requires full compliance with a minimum 100% LCR by January 1, 2017. The FRB also recently finalized rules imposing enhanced liquidity management standards on large bank holding companies (BHC) such as Wells Fargo. We will continue to analyze these recently finalized rules and other regulatory proposals that may affect liquidity risk management to determine the level of operational or compliance impact to Wells Fargo. For additional information see the “Capital Management” and “Regulatory Reform” sections in this Report and in our 2013 Form 10-K.

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In May 2014, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. At September 30, 2014, the Parent had available $42.5 billion in short-term debt issuance authority and $67.7 billion in long-term debt issuance authority. The Parent’s debt issuance authority granted by the Board includes short-term and long-term debt issued to affiliates. During the first nine months of 2014, the Parent issued $16.4 billion of senior notes, of which $11.4 billion were registered with the SEC. In addition, during the first nine months of 2014, the Parent issued $2.5 billion of subordinated notes, all of which were registered with the SEC. In addition, in October 2014, the Parent issued $1.6 billion of unregistered senior notes and $2.0 billion of registered subordinated notes.

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

Table 51: Medium-Term Note (MTN) Programs

			September 30, 2014
				Debt	Available
		Date		issuance	for
(in billions)		established		authority	issuance
MTN program:
	Series L & M (1)	May 2012		$25.0	0.9
	Series N & O (1) (2)	May 2014		-	-
	Series K (1) (3)	April 2010		25.0	21.9
	European (4) (5)	December 2009		25.0	13.7
	European (4) (6)	August 2013		10.0	9.3
	Australian (4) (7)	June 2005	AUD	10.0	4.6

(1)	SEC registered.
(2)	The Parent can issue an indeterminate amount of debt securities, subject to the debt issuance authority granted by the Board described above.
(3)	As amended in April 2012.
(4)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.
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

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At September 30, 2014, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $62.1 billion in long-term debt issuance authority. In March 2012, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. During the first nine months of 2014, Wells Fargo Bank, N.A. issued $3.1 billion of senior notes under the bank note program. At September 30, 2014, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50 billion in short-term senior notes and $33.5 billion in long-term senior or subordinated notes. In addition, during the first nine months of 2014, Wells Fargo Bank, N.A. executed advances of $15.0 billion with the Federal Home Loan Bank of Des Moines and as of September 30, 2014, Wells Fargo Bank, N.A. had outstanding advances of $34.1 billion across the Federal Home Loan Bank System.

Wells Fargo Canada Corporation In February 2014, Wells Fargo Canada Corporation (WFCC), an indirect wholly owned Canadian

Risk Management – Asset/Liability Management  (continued)

subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to CAD $7.0 billion in medium-term notes. At September 30, 2014, CAD $7.0 billion still remained available for future issuance under this prospectus. During the first nine months of 2014, WFCC issued CAD $1.3 billion in medium-term notes under a prior base shelf prospectus. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

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

Capital Management

We have an active program for managing capital  through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of capital primarily include retention of earnings net of dividends, as well as issuances of common and preferred stock. Retained earnings increased $11.1 billion from December 31, 2013, predominantly from Wells Fargo net income of $17.3 billion, less common and preferred stock dividends of $6.2 billion. During third quarter 2014, we issued 13.8 million shares of common stock. We also issued 32 million Depositary Shares, each representing 1/1000th interest in a share of the Company’s newly issued Non-Cumulative Perpetual Class A Preferred Stock, Series T, for an aggregate public offering price of $800 million. During third quarter 2014, we repurchased 29.2 million shares of common stock in open market transactions and from employee benefit plans, at a net cost of $1.5 billion, and 19.5 million  shares of common stock in settlement of a $1.0 billion forward repurchase contract entered into in June 2014.  We entered into a $1.0 billion forward repurchase contract in July 2014 with an unrelated third party that settled in October 2014 for 19.8 million shares. In addition, we entered into a $750 million forward repurchase contract in October 2014 with an unrelated third party that is expected to settle in first quarter 2015 for approximately 15.1 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Regulatory Capital Guidelines

The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At September 30, 2014, the Company and each of our insured depository institutions were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

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

•         eliminate the accumulated other comprehensive income or loss filter that applies under RBC rules over a five-year phase-in period beginning in 2014; and

•         comply with the Dodd-Frank Act provision prohibiting the reliance on external credit ratings.

We were required to comply with the final Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. The Basel III capital rules are scheduled to be fully phased in by January 1, 2022. Based on the final capital rules, we estimate that

Capital Management (continued)

our CET1 ratio under the final Basel III capital rules using the Advanced Approach (fully phased-in) exceeded the minimum of 7.0% by 347 basis points at September 30, 2014.

Consistent with the Collins Amendment to the Dodd-Frank Act, banking organizations that have completed their parallel run process and have been approved by the FRB to use the Advanced Approach methodology to determine applicable minimum risk-weighted capital ratios and additional buffers, must use the higher of their RWA as calculated under (i) the Advanced Approach rules, and (ii) from January 1, 2014, to December 31, 2014, the general approach under Basel III capital rules and, commencing on January 1, 2015, and thereafter, the risk weightings under the standardized approach.

In April 2014, federal banking regulators finalized a rule that enhances the supplementary leverage ratio requirements for large BHCs, like Wells Fargo, and their insured depository institutions. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a supplementary leverage ratio of at least 5% to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a supplementary leverage ratio of 6% in order to be considered well capitalized. Based on our review, our current leverage levels would exceed the applicable requirements for the holding company and each of our insured  depository institutions. Federal banking regulators, however, recently finalized additional changes to the supplementary leverage ratio requirements to implement revisions to the Basel III leverage framework finalized by the BCBS in January 2014. These additional changes, among other things, modify the methodology for including off-balance sheet items, including credit derivatives, repo-style transactions and lines of credit, in the denominator of the supplementary leverage ratio, and will become effective on January 1, 2018. In addition, as discussed in the “Risk Management – Asset/Liability Management – Liquidity and Funding” section in this Report, a final rule regarding the U.S. implementation of the Basel III LCR was issued by the FRB, OCC and FDIC in September 2014. The final rule is substantially similar to the BCBS proposal but differs in some respects that may be viewed as a stricter version of the LCR, such as including a more aggressive phase-in period.

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

In addition to CCAR, federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The FRB recently finalized rules amending the existing capital plan and stress testing rules to modify the start date of capital plan and stress testing cycles and to limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we completed a mid-cycle stress test based on March 31, 2014, data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB in July 2014 and disclosed a summary of the results in September 2014.

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

In October 2012, the Board authorized the repurchase of 200 million shares, which was completed by July 2014. The Board authorized the repurchase of an additional 350 million shares in March

2014. At September 30, 2014, we had remaining authority to repurchase  approximately 302 million  shares, subject to regulatory and legal conditions. For more information about share repurchases during 2014, see Part II, Item 2 in this Report.

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

In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which occurred in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At September 30, 2014, there were 39,108,764 warrants outstanding, exercisable at $33.996 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Risk-Based Capital and Risk-Weighted Assets

Table 52 and Table 53 provide information regarding the composition of and change in our risk-based capital, respectively, under Basel I and Basel III (General Approach).

Capital Management (continued)

Table 52: Risk-Based Capital Components

		Under Basel III
		(General	Under
		Approach) (1)	Basel I
		Sept. 30,	Dec. 31,
(in billions)		2014	2013
Total equity		$183.0	171.0
Noncontrolling interests		(0.5)	(0.9)
Total Wells Fargo stockholders' equity		182.5	170.1
Adjustments:
Preferred stock		(18.0)	(15.2)
Cumulative other comprehensive income (2)		(2.5)	(1.4)
Goodwill and other intangible assets (2)(3)		(26.1)	(29.6)
Investment in certain subsidiaries and other		-	(0.4)
Common Equity Tier 1 (1)(4)	(A)	135.9	123.5
Preferred stock		18.0	15.2
Qualifying hybrid securities and noncontrolling interests		-	2.0
Other		(0.5)	-
Total Tier 1 capital		153.4	140.7
Long-term debt and other instruments qualifying as Tier 2		23.7	20.5
Qualifying allowance for credit losses		13.5	14.3
Other		(0.1)	0.7
Total Tier 2 capital		37.1	35.5
Total qualifying capital	(B)	$190.5	176.2

Basel III Risk-Weighted Assets (RWAs) (5):
Credit risk		$1,171.8
Market risk		51.1
Basel I RWAs (5):
Credit risk			1,105.2
Market risk			36.3
Total Basel III / Basel I RWAs	(C)	$1,222.9	1,141.5

Capital Ratios:
Common Equity Tier 1 to total RWAs	(A)/(C)	11.11%	10.82
Total capital to total RWAs	(B)/(C)	15.58	15.43

(1)

Basel III revises the definition of capital, increases minimum capital ratios, and introduces a minimum Common Equity Tier 1 (CET1) ratio. These changes are being fully phased in effective January 1, 2014, through the end of 2021 and the capital ratios will be determined using Basel III (General Approach) RWAs during 2014. See Table 55 in this section for a summary of changes in RWAs from December 31, 2013, to September 30, 2014.

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

Table 53: Analysis of Changes in Capital Under Basel III (General Approach)

(in billions)
Common Equity Tier 1 at December 31, 2013		$123.5
Net income		16.4
Common stock dividends		(5.3)
Common stock issued, repurchased, and stock compensation-related items		(3.4)
Goodwill and other intangible assets (net of any associated deferred tax liabilities)		3.5
Other		1.2
Change in Common Equity Tier 1		12.4
Common Equity Tier 1 at September 30, 2014		$135.9

Tier 1 capital at December 31, 2013		$140.7
Change in Common Equity Tier 1		12.4
Issuance of noncumulative perpetual preferred		2.8
Other		(2.5)
Change in Tier 1 capital		12.7
Tier 1 capital at September 30, 2014	(A)	$153.4

Tier 2 capital at December 31, 2013		$35.5
Change in long-term debt and other instruments qualifying as Tier 2		3.2
Change in qualifying allowance for credit losses		(0.9)
Other		(0.7)
Change in Tier 2 capital		1.6
Tier 2 capital at September 30, 2014	(B)	37.1
Total qualifying capital	(A) + (B)	$190.5

Table 54 presents information on the components of RWAs included within our regulatory capital ratios. RWAs prior to 2014 were determined under Basel I, and RWAs in 2014 reflect the transition to Basel III (General Approach).

Table 54: Basel III (General Approach) RWAs / Basel I RWAs

		Sept. 30,	Dec. 31,
(in millions)		2014	2013
On-balance sheet RWAs
	Investment securities	$86,292	93,445
	Securities financing transactions (1)	11,220	10,385
	Loans (2)	709,383	680,953
	Market risk	51,117	36,339
	Other	110,729	91,788
	Total on-balance sheet RWAs	968,741	912,910
Off-balance sheet RWAs
	Commitments and guarantees (3)	217,493	199,197
	Derivatives	9,599	10,545
	Other	27,034	18,862
	Total off-balance sheet RWAs	254,126	228,604
	Total Basel III / Basel I RWAs	$1,222,867	1,141,514

(1)	Represents federal funds sold and securities purchased under resale agreements.
(2)	Represents loans held for sale and loans held for investment.
(3)	Primarily includes financial standby letters of credit and other unused commitments.

Capital Management (continued)

Table 55 presents changes in RWAs for the first nine months of 2014. Effective January 1, 2014, we commenced transitioning  RWAs from Basel I to Basel III (General Approach) under final rules adopted by federal banking regulators in July 2013.

Table 55: Analysis of Changes in RWAs

(in millions)
Basel I RWAs at December 31, 2013	$1,141,514
Net change in on-balance sheet RWAs:
Investment securities	(7,153)
Securities financing transactions	835
Loans	28,430
Market risk	14,778
Other	18,941
Total change in on-balance sheet RWAs	55,831
Net change in off-balance sheet RWAs:
Commitments and guarantees	18,296
Derivatives	(946)
Other	8,172
Total change in off-balance sheet RWAs	25,522
Total change in RWAs	81,353
Basel III (General Approach) RWAs at September 30, 2014	$1,222,867

The increase in total RWAs from December 31, 2013, was primarily due to increased lending activity.

Table 56 provides information regarding our CET1 calculation as estimated under Basel III using the Advanced Approach, fully phased-in method.

Table 56: Common Equity Tier 1 Under Basel III (Advanced Approach, Fully Phased-In) (1)(2)

(in billions)	September 30, 2014
Common Equity Tier 1 (transition amount) under Basel III		$135.9
Adjustments from transition amount to fully phased-in Basel III (3):
Cumulative other comprehensive income		2.5
Other		(2.7)
Total adjustments		(0.2)
Common Equity Tier 1 (fully phased-in) under Basel III	(C)	$135.7
Total RWAs anticipated under Basel III (4)	(D)	$1,296.1
Common Equity Tier 1 to total RWAs anticipated under Basel III (Advanced Approach, fully phased-in)	(C)/(D)	10.47%

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

(2)

The Basel III CET1 and RWAs are estimated based on the Basel III capital rules adopted July 2, 2013, by the FRB. The rules establish a new comprehensive capital framework for U.S. banking organizations that implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. The rules are being fully phased in effective January 1, 2014, through the end of 2021.

(3)	Assumes cumulative other comprehensive income is fully phased in and certain other intangible assets are fully phased out under Basel III capital rules.
(4)

The final Basel III capital rules provide for two capital frameworks: the Standardized Approach intended to replace Basel I, and the Advanced Approach applicable to certain institutions. Under the final rules, we will be subject to the lower of our CET1 ratio calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. While the amount of RWAs determined under the Standardized and Advanced Approaches has been converging, the amount of RWAs as of September 30, 2014, was based on the Advanced Approach, which was higher than RWAs under the Standardized Approach, and thus resulted in a lower CET1 ratio compared with the Standardized Approach. Basel III capital rules adopted by the Federal Reserve Board incorporate different classification of assets, with risk weights based on Wells Fargo's internal models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements.

Regulatory Reform

Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.

The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Reform” and “Risk Factors” sections of our 2013 Form 10-K and the “Regulatory Reform” section of our 2014 First and Second Quarter Reports on Form 10-Q.

VOLCKER RULE  The Volcker Rule, with limited exceptions, prohibits banking entities from engaging in proprietary trading or owning any interest in or sponsoring or having certain relationships with a hedge fund, a private equity fund or certain structured transactions that are deemed covered funds. On December 10, 2013, federal banking regulators, the SEC and CFTC (collectively, the “Volcker supervisory regulators”) jointly released a final rule to implement the Volcker Rule’s restrictions. Banking entities are not required to come into compliance with the Volcker Rule’s restrictions until July 21, 2015. Banking entities with $50 billion or more in trading assets and liabilities such as Wells Fargo, however, are required to report to the Volcker supervisory regulators certain trading metrics beginning June 30, 2014. Wells Fargo has begun submitting such metrics to the Volcker supervisory regulators. During the conformance period, banking entities are expected to engage in “good-faith” planning efforts, appropriate for their activities and investments, to enable them to conform all of their activities and investments to the Volcker Rule’s restrictions by no later than July 21, 2015. Limited further extensions of the compliance period may be granted at the discretion of the FRB. The FRB announced that it intends to exercise its authority to give banking entities two additional one-year extensions to conform their ownership interests in and sponsorships of certain collateralized loan obligations that meet the definition of covered fund under the rule. As a banking entity with more than $50 billion in consolidated assets, we will also be subject to enhanced compliance program requirements. At this time, we do not anticipate a material impact to our financial results from the rule as prohibited proprietary trading and covered fund investment activities are not significant to our financial results. Moreover, we already have reduced or exited certain businesses in anticipation of the rule’s compliance date and expect to have to make limited divestments in non-conforming funds as a result of the rule.

REGULATION OF SWAPS AND OTHER DERIVATIVES ACTIVITIES  The Dodd-Frank Act established a comprehensive framework for regulating over-the-counter derivatives and authorized the CFTC and the SEC to regulate swaps and security-based swaps, respectively. The CFTC and SEC jointly adopted new rules and interpretations that established the compliance dates for many of their rules implementing the new regulatory framework, including provisional registration of our national bank subsidiary, Wells Fargo Bank, N.A., as a swap dealer, which occurred at the end of 2012. In addition, the CFTC has adopted final rules that, among other things, require extensive regulatory and public reporting of swaps, require certain swaps to be centrally cleared and traded on exchanges or other multilateral platforms, and require swap dealers to comply with comprehensive internal and external business conduct standards. Margin rules for swaps not centrally cleared have been proposed, and in September 2014 were re-proposed. If adopted as re-proposed, the margin and capital requirements for swaps not centrally cleared may significantly increase the cost of hedging in the over-the-counter market. These new rules, as well as others being considered by regulators in other jurisdictions, may negatively impact customer demand for over-the-counter derivatives.

CHANGES TO ABS MARKETS  The Dodd-Frank Act requires sponsors of ABS to hold at least a 5% ownership stake in the ABS. Exemptions from the requirement include qualified residential mortgages (QRMs) and FHA/VA loans. In October 2014, federal regulatory agencies issued final rules to implement this credit risk retention requirement, which included an exemption for the GSE’s mortgage-backed securities. The final rules also aligned the definition of QRMs, which are exempt from the risk retention requirements, with the Consumer Financial Protection Bureau’s definition of “qualified mortgage.” In addition, the final rules addressed the measures for complying with the risk retention requirement and continued to provide limited exemptions for qualifying commercial loans, qualifying commercial real estate loans, and qualifying automobile loans that meet certain requirements. We continue to evaluate the final rules and assess their impact on our ability to issue certain asset-backed securities or otherwise participate in various securitization transactions.

REGULATION OF INTERCHANGE TRANSACTION FEES (THE DURBIN AMENDMENT)  On October 1, 2011, the FRB rule enacted to implement the Durbin Amendment to the Dodd-Frank Act that limits debit card interchange transaction fees to those “reasonable” and “proportional” to the cost of the transaction became effective. The rule generally established that the maximum allowable interchange fee that an issuer may receive or charge for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. On July 31, 2013, the U.S. District Court for the District of Columbia ruled that the approach used by the FRB in setting the maximum allowable interchange transaction fee impermissibly included costs that were specifically excluded from consideration under the Durbin Amendment. The District Court’s decision maintained the current interchange transaction fee standards until the FRB drafted new regulations or interim standards. In August 2013, the FRB filed a notice of appeal of the decision to the United States Court of Appeals for the District of Columbia. In September 2013, the Court of Appeals granted a joint motion for an expedited appeal, and the District Court’s order was stayed pending the appeal. In March 2014, the Court of Appeals reversed the District Court’s decision, but did direct the FRB to provide further explanation regarding its treatment of the costs of monitoring transactions. The plaintiffs did not file a petition for rehearing with the Court of Appeals but have filed a petition for writ of certiorari with the U.S. Supreme Court. The U.S. Supreme Court has not yet acted on the petition.

Regulatory Reform  (continued)

OCC HEIGHTENED STANDARDS  In September 2014, the OCC finalized guidelines reflecting its risk management expectations for certain FDIC-insured national banks, including Wells Fargo Bank, N.A. The guidelines become effective November 10, 2014, and require covered banks to establish and adhere to a written risk governance framework in order to manage and control their risk-taking activities. The guidelines also formalize roles and responsibilities for risk management practices within covered banks and create certain risk oversight responsibilities for their boards of directors.

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

Current Accounting Developments

The following accounting pronouncements have been issued by the FASB but are not yet effective:

•         Accounting Standards Update (ASU or Update) 2014-14 – Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure;

•         ASU 2014-13 – Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity;

•         ASU 2014-12 – Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period;

•         ASU 2014-11 – Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures;

•         ASU 2014-09 – Revenue from Contracts With Customers (Topic 606);

•         ASU 2014-08 – Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity; and

•         ASU 2014-01 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

ASU 2014-14 requires government-guaranteed mortgage loans to be classified as other receivables upon foreclosure if the following criteria are met: (1) the loan has a government guarantee that is inseparable from the loan before foreclosure, (2) the creditor has the intent to convey the real estate property to the guarantor, plans to make a claim on the guarantee, and has the ability to recover under the claim, and (3) any claim amount determined based on the fair value of the underlying real estate is fixed at the time of foreclosure. The Update also requires the creditor to measure the other receivable based on the loan balance expected to be recovered from the guarantor. These changes are effective for us in first quarter 2015 with early adoption permitted. The guidance can be applied either prospectively or through modified retrospective transition with a cumulative-effect adjustment to the separate other receivable as of the beginning of the annual adoption period. This Update will not have a material impact on our consolidated financial statements.

ASU 2014-13 provides a measurement alternative to companies that consolidate collateralized financing entities (CFEs), such as collateralized debt obligation and collateralized loan obligation structures. Under the new guidance, companies can measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities, which eliminates income statement mismatches resulting from changes in fair value. If companies do not elect the measurement alternative, differences between the fair value of financial assets and fair value of financial liabilities should be recognized in earnings. These changes are effective for us in first quarter 2016 with early adoption permitted at the beginning of an annual period. The guidance can be applied either retrospectively to all relevant prior periods or by a modified retrospective approach with a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. We are evaluating the impact this Update will have on our consolidated financial statements.

ASU 2014-12 provides accounting guidance for employee share-based payment awards with specific performance targets. The Update clarifies that performance targets should be treated as performance conditions if the targets affect vesting and could be achieved after the requisite service period. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the cost attributable to service periods that employees have already completed. This Update is effective for us in first quarter 2016 with early adoption permitted. The guidance can be applied prospectively to awards granted or modified after the effective date or retrospectively to awards outstanding in the prior periods presented. This Update will not have a material impact on our consolidated financial statements.

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

Controls and Procedures

Disclosure Controls and Procedures

The Company’s management evaluated the effectiveness, as of September 30, 2014, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Interest income
Trading assets	$427	331	1,208	998
Investment securities	2,066	2,038	6,288	5,997
Mortgages held for sale	215	320	580	1,069
Loans held for sale	50	3	53	10
Loans	8,963	8,901	26,561	26,664
Other interest income	243	183	679	515
Total interest income	11,964	11,776	35,369	35,253
Interest expense
Deposits	273	318	827	1,040
Short-term borrowings	15	9	41	46
Long-term debt	629	621	1,868	1,950
Other interest expense	106	80	286	220
Total interest expense	1,023	1,028	3,022	3,256
Net interest income	10,941	10,748	32,347	31,997
Provision for credit losses	368	75	910	1,946
Net interest income after provision for credit losses	10,573	10,673	31,437	30,051
Noninterest income
Service charges on deposit accounts	1,311	1,278	3,809	3,740
Trust and investment fees	3,554	3,276	10,575	9,972
Card fees	875	813	2,506	2,364
Other fees	1,090	1,098	3,225	3,221
Mortgage banking	1,633	1,608	4,866	7,204
Insurance	388	413	1,273	1,361
Net gains from trading activities	168	397	982	1,298
Net gains (losses) on debt securities (1)	253	(6)	407	(15)
Net gains from equity investments (2)	712	502	2,008	818
Lease income	137	160	399	515
Other	151	191	507	640
Total noninterest income	10,272	9,730	30,557	31,118
Noninterest expense
Salaries	3,914	3,910	11,437	11,341
Commission and incentive compensation	2,527	2,401	7,388	7,604
Employee benefits	931	1,172	3,473	3,873
Equipment	457	471	1,392	1,417
Net occupancy	731	728	2,195	2,163
Core deposit and other intangibles	342	375	1,032	1,129
FDIC and other deposit assessments	229	214	697	765
Other	3,117	2,831	8,776	8,465
Total noninterest expense	12,248	12,102	36,390	36,757
Income before income tax expense	8,597	8,301	25,604	24,412
Income tax expense	2,642	2,618	7,788	7,901
Net income before noncontrolling interests	5,955	5,683	17,816	16,511
Less: Net income from noncontrolling interests	226	105	468	243
Wells Fargo net income	$5,729	5,578	17,348	16,268

Less: Preferred stock dividends and other	321	261	909	748
Wells Fargo net income applicable to common stock	$5,408	5,317	16,439	15,520
Per share information
Earnings per common share	$1.04	1.00	3.13	2.93
Diluted earnings per common share	1.02	0.99	3.08	2.89
Dividends declared per common share	0.35	0.30	1.00	0.85
Average common shares outstanding	5,225.9	5,295.3	5,252.2	5,293.0
Diluted average common shares outstanding	5,310.4	5,381.7	5,339.2	5,374.7

(1)  Total other-than-temporary impairment (OTTI) losses (reversal of losses) were $10 million and $(13) million for  third quarter 2014 and 2013, respectively. Of total OTTI, losses of $15 million and $23 million were recognized in earnings, and reversal of losses of $(5) million and $(36) million were recognized as non-credit-related OTTI in other comprehensive income for third quarter 2014 and 2013, respectively. Total OTTI losses  (reversal of losses) were $(1) million and $36 million for the first nine months of 2014 and 2013, respectively. Of total OTTI, losses of $35 million and $128 million were recognized in earnings, and reversal of losses of $(36) million and $(92) million were recognized as non-credit-related OTTI in other comprehensive income for the first nine months of 2014 and 2013, respectively.

(2)  Includes OTTI losses of $40 million and $37 million for third  quarter  2014 and 2013, respectively, and $237 million and $121 million for the first nine months of 2014 and 2013, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2014	2013	2014	2013
Wells Fargo net income	$5,729	5,578	17,348	16,268
Other comprehensive income (loss), before tax:
Investment securities:
Net unrealized gains (losses) arising during the period	(944)	842	3,866	(5,922)
Reclassification of net gains to net income	(661)	(114)	(1,205)	(197)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(34)	(7)	222	(10)
Reclassification of net gains on cash flow hedges to net income	(127)	(69)	(348)	(225)
Defined benefit plans adjustments:
Net actuarial gains (losses) arising during the period	-	297	(12)	1,075
Amortization of net actuarial loss, settlements and other to net income	18	59	56	221
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(32)	12	(32)	(27)
Reclassification of net (gains) losses to net income	-	3	6	(12)
Other comprehensive income (loss), before tax	(1,780)	1,023	2,553	(5,097)
Income tax (expense) benefit related to other comprehensive income	560	(265)	(1,087)	2,002
Other comprehensive income (loss), net of tax	(1,220)	758	1,466	(3,095)
Less: Other comprehensive income (loss) from noncontrolling interests	(221)	266	(266)	266
Wells Fargo other comprehensive income (loss), net of tax	(999)	492	1,732	(3,361)

Wells Fargo comprehensive income	4,730	6,070	19,080	12,907
Comprehensive income from noncontrolling interests	5	371	202	509
Total comprehensive income	$4,735	6,441	19,282	13,416

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet

	Sept. 30,	Dec. 31,
(in millions, except shares)	2014	2013
Assets	(Unaudited)
Cash and due from banks	$18,032	19,919
Federal funds sold, securities purchased under resale agreements and other short-term investments	261,932	213,793
Trading assets	67,755	62,813
Investment securities:
Available-for-sale, at fair value	248,251	252,007
Held-to-maturity, at cost (fair value $40,915 and $12,247)	40,758	12,346
Mortgages held for sale (includes $15,755 and $13,879 carried at fair value) (1)	20,178	16,763
Loans held for sale (includes $1 and $1 carried at fair value) (1)	9,292	133

Loans (includes $5,849 and $5,995 carried at fair value) (1)(2)	838,883	822,286
Allowance for loan losses	(12,681)	(14,502)
Net loans (2)	826,202	807,784
Mortgage servicing rights:
Measured at fair value	14,031	15,580
Amortized	1,224	1,229
Premises and equipment, net	8,768	9,156
Goodwill	25,705	25,637
Other assets (includes $1,964 and $1,386 carried at fair value) (1)	94,727	86,342
Total assets (2)(3)	$1,636,855	1,523,502
Liabilities
Noninterest-bearing deposits	$313,791	288,117
Interest-bearing deposits	816,834	791,060
Total deposits	1,130,625	1,079,177
Short-term borrowings	62,927	53,883
Accrued expenses and other liabilities (2)	75,727	66,436
Long-term debt	184,586	152,998
Total liabilities (2)(4)	1,453,865	1,352,494
Equity
Wells Fargo stockholders' equity:
Preferred stock	19,379	16,267
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares;
issued $5,481,811,474 and $5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,100	60,296
Retained earnings	103,494	92,361
Cumulative other comprehensive income	3,118	1,386
Treasury stock – $266,802,983 and $224,648,769 shares	(11,206)	(8,104)
Unearned ESOP shares	(1,540)	(1,200)
Total Wells Fargo stockholders' equity	182,481	170,142
Noncontrolling interests	509	866
Total equity	182,990	171,008
Total liabilities and equity (2)	$1,636,855	1,523,502

(1)  Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)  Financial information for certain periods prior to 2014 was revised to reflect our determination that certain factoring arrangements did not qualify as loans. See Note 1 for more information.

(3)  Our consolidated assets at September 30, 2014 and December 31, 2013, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $113 million and $165 million; Trading assets, $24 million and $162 million; Investment Securities, $989 million and $1.4 billion; Mortgages held for sale, $0 million and $38 million; Net loans, $5.3 billion and $6.0 billion; Other assets, $293 million and $347 million, and Total assets, $6.7 billion and $8.1 billion, respectively.

(4)  Our consolidated liabilities at September 30, 2014 and December 31, 2013, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $0 million and $29 million; Accrued expenses and other liabilities, $46 million and $90 million; Long-term debt, $2.0 billion and $2.3 billion; and Total liabilities, $2.0 billion and $2.4 billion, respectively.

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
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	410,248	2,666	7,421,566	-
Balance September 30, 2013	10,969,113	$15,549	5,273,735,742	$9,136

Balance January 1, 2014	10,881,195	$16,267	5,257,162,705	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			61,467,695
Common stock repurchased (1)			(121,567,010)
Preferred stock issued to ESOP	1,217,000	1,217
Preferred stock released by ESOP
Preferred stock converted to common shares	(905,065)	(905)	17,945,101
Preferred stock issued	112,000	2,800
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	423,935	3,112	(42,154,214)	-
Balance September 30, 2014	11,305,130	$19,379	5,215,008,491	$9,136

(1)  For the first nine months of 2014, includes $1.0 billion related to a private forward repurchase transaction entered into in third quarter 2014 that settled in fourth quarter 2014 for 19.8 million shares of common stock. For the first nine months of 2013, includes $400 million related to a private forward repurchase transaction entered into in third quarter 2013 that settled in fourth quarter 2013 for 9.6 million shares of common stock. See Note 1 for additional information.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders'	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity
59,802	77,679	5,650	(6,610)	(986)	157,554	1,357	158,911
	16,268				16,268	243	16,511
		(3,361)			(3,361)	266	(3,095)
-					-	(218)	(218)
18	(10)		2,372		2,380		2,380
(200)			(3,778)		(3,978)		(3,978)
108				(1,308)	-		-
(78)				962	884		884
164			720		-		-
(33)					2,317		2,317
61	(4,565)				(4,504)		(4,504)
	(747)				(747)		(747)
229					229		229
585					585		585
(468)			6		(462)		(462)
386	10,946	(3,361)	(680)	(346)	9,611	291	9,902
60,188	88,625	2,289	(7,290)	(1,332)	167,165	1,648	168,813

60,296	92,361	1,386	(8,104)	(1,200)	170,142	866	171,008
	17,348				17,348	468	17,816
		1,732			1,732	(266)	1,466
(1)					(1)	(559)	(560)
(198)			2,173		1,975		1,975
(500)			(5,969)		(6,469)		(6,469)
108				(1,325)	-		-
(80)				985	905		905
217			688		-		-
(25)					2,775		2,775
56	(5,307)				(5,251)		(5,251)
	(908)				(908)		(908)
378					378		378
682					682		682
(833)			6		(827)		(827)
(196)	11,133	1,732	(3,102)	(340)	12,339	(357)	11,982
60,100	103,494	3,118	(11,206)	(1,540)	182,481	509	182,990

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended Sept. 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income before noncontrolling interests	$17,816	16,511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	910	1,946
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	884	(2,402)
Depreciation, amortization and accretion	1,933	2,508
Other net gains	(2,216)	(7,441)
Stock-based compensation	1,525	1,535
Excess tax benefits related to stock incentive compensation	(378)	(232)
Originations of MHFS	(109,288)	(274,293)
Proceeds from sales of and principal collected on mortgages originated for sale	89,626	265,249
Proceeds from sales of and principal collected on LHFS	206	373
Purchases of LHFS	(131)	(244)
Net change in:
Trading assets	12,246	39,133
Deferred income taxes	669	2,802
Accrued interest receivable	(548)	(215)
Accrued interest payable	238	10
Other assets	(7,182)	(2,962)
Other accrued expenses and liabilities	8,354	940
Net cash provided by operating activities	14,664	43,218
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements
and other short-term investments	(45,281)	(46,419)
Available-for-sale securities:
Sales proceeds	2,575	2,591
Prepayments and maturities	28,509	40,476
Purchases	(24,539)	(78,368)
Held-to-maturity securities:
Paydowns and maturities	4,251	-
Purchases	(33,049)	-
Nonmarketable equity investments:
Sales proceeds	2,291	1,846
Purchases	(2,408)	(2,552)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(42,805)	(27,957)
Proceeds from sales (including participations) of loans originated for
investment	13,926	5,894
Purchases (including participations) of loans	(3,998)	(10,022)
Principal collected on nonbank entities’ loans	9,577	16,202
Loans originated by nonbank entities	(9,489)	(13,949)
Net cash paid for acquisitions	(174)	-
Proceeds from sales of foreclosed assets and short sales	5,995	8,163
Net cash from purchases and sales of MSRs	(119)	471
Other, net	(537)	869
Net cash used by investing activities	(95,275)	(102,755)
Cash flows from financing activities:
Net change in:
Deposits	51,448	39,036
Short-term borrowings	7,542	(3,335)
Long-term debt:
Proceeds from issuance	38,362	44,483
Repayment	(9,872)	(18,727)
Preferred stock:
Proceeds from issuance	2,775	2,317
Cash dividends paid	(928)	(813)
Common stock:
Proceeds from issuance	1,376	1,935
Repurchased	(6,469)	(3,978)
Cash dividends paid	(5,134)	(4,409)
Excess tax benefits related to stock incentive compensation	378	232
Net change in noncontrolling interests	(846)	(207)
Other, net	92	71
Net cash provided by financing activities	78,724	56,605
Net change in cash and due from banks	(1,887)	(2,932)
Cash and due from banks at beginning of period	19,919	21,860
Cash and due from banks at end of period	$18,032	18,928
Supplemental cash flow disclosures:
Cash paid for interest	$2,784	3,246
Cash paid for income taxes	6,254	5,543

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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K). There were no material changes to these policies in the first nine months of 2014. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5 (Loans and Allowance for Credit Losses)), valuations of residential mortgage servicing rights (MSRs) (Note 7 (Securitizations and Variable Interest Entities) and Note 8 (Mortgage Banking Activities)) and financial instruments (Note 13 (Fair Values of Assets and Liabilities)), liability for mortgage loan repurchase losses (Note 8 (Mortgage Banking Activities)) and income taxes. Actual results could differ from those estimates.

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

Accounting Standards Adopted in 2014

In first quarter 2014, we adopted the following new accounting guidance:

•         Accounting Standards Update (ASU or Update) 2014-04, Receivables  – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure;

•         ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists; and

•         ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.

ASU 2014-04 clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. We adopted this guidance in first quarter 2014 with prospective application. Our adoption of this guidance did not have a material effect on our consolidated financial statements as this guidance was consistent with our prior practice. See Note 5 (Loans and Allowance for Credit Losses) for the new disclosures.

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

In July 2014, we entered into a $1.0 billion private forward repurchase contract with an unrelated third party.  This contract settled in October 2014 for 19.8 million shares of common stock. At September 30, 2013, we had a $400 million private repurchase contract outstanding that settled in December 2013 for 9.6 million shares of common stock.

Supplemental Cash Flow Information  Significant noncash activities are presented below.

	Nine months ended Sept. 30,
(in millions)	2014	2013
Trading assets retained from securitization of MHFS	$18,717	39,963
Transfers from loans to MHFS	9,035	6,199
Transfers from loans to LHFS	9,842	207
Transfers from loans to foreclosed assets (1)	3,228	3,195

(1)  Includes $2.0 billion and $1.9 billion in transfers of government insured/guaranteed loans for the nine months ended September 30, 2014 and 2013, respectively. Nine months ended September 30, 2013, has been revised to correct the previously reported amount.

Subsequent Events  We have evaluated the effects of events that have occurred subsequent to September 30, 2014, and there have been no material events that would require recognition in our third quarter 2014  consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

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

In the first nine months of 2014, we completed one acquisition of a railcar and locomotive leasing business with combined total assets of $422 million. We had no pending business combinations as of September 30, 2014.

Note 3:  Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments

The following table provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. The majority of interest-earning deposits at September 30, 2014 and December 31, 2013, were held at the Federal Reserve.

	Sept. 30,	Dec. 31,
(in millions)	2014	2013
Federal funds sold and securities
purchased under resale agreements	$34,515	25,801
Interest-earning deposits	224,854	186,249
Other short-term investments	2,563	1,743
Total	$261,932	213,793

We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $11.6 billion and $10.1 billion at September 30, 2014 and December 31, 2013, respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section of Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4:  Investment Securities

The following table provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after‑tax basis as a component of cumulative OCI.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

September 30, 2014

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$14,994	12	(212)	14,794
Securities of U.S. states and political subdivisions	44,023	2,000	(218)	45,805
Mortgage-backed securities:
Federal agencies	111,805	2,478	(1,670)	112,613
Residential	8,848	1,242	(14)	10,076
Commercial	16,531	939	(55)	17,415
Total mortgage-backed securities	137,184	4,659	(1,739)	140,104
Corporate debt securities	15,550	845	(81)	16,314
Collateralized loan and other debt obligations (1)	21,520	499	(96)	21,923
Other (2)	6,434	359	(17)	6,776
Total debt securities	239,705	8,374	(2,363)	245,716
Marketable equity securities:
Perpetual preferred securities	1,625	154	(68)	1,711
Other marketable equity securities	305	521	(2)	824
Total marketable equity securities	1,930	675	(70)	2,535
Total available-for-sale securities	241,635	9,049	(2,433)	248,251
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	28,887	93	(42)	28,938
Securities of U.S. states and political subdivisions	123	3	-	126
Federal agency mortgage-backed securities	5,770	85	-	5,855
Collateralized loan and other debt obligations (1)	1,404	1	(6)	1,399
Other (2)	4,574	23	-	4,597
Total held-to-maturity securities	40,758	205	(48)	40,915
Total	$282,393	9,254	(2,481)	289,166

December 31, 2013

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$6,592	17	(329)	6,280
Securities of U.S. states and political subdivisions	42,171	1,092	(727)	42,536
Mortgage-backed securities:
Federal agencies	119,303	1,902	(3,614)	117,591
Residential	11,060	1,433	(40)	12,453
Commercial	17,689	1,173	(115)	18,747
Total mortgage-backed securities	148,052	4,508	(3,769)	148,791
Corporate debt securities	20,391	976	(140)	21,227
Collateralized loan and other debt obligations (1)	19,610	642	(93)	20,159
Other (2)	9,232	426	(29)	9,629
Total debt securities	246,048	7,661	(5,087)	248,622
Marketable equity securities:
Perpetual preferred securities	1,703	222	(60)	1,865
Other marketable equity securities	336	1,188	(4)	1,520
Total marketable equity securities	2,039	1,410	(64)	3,385
Total available-for-sale securities	248,087	9,071	(5,151)	252,007
Held-to-maturity securities:
Federal agency mortgage-backed securities	6,304	-	(99)	6,205
Other (2)	6,042	-	-	6,042
Total held-to-maturity securities	12,346	-	(99)	12,247
Total	$260,433	9,071	(5,250)	264,254

(1)  The available-for-sale portfolio includes collateralized debt obligations (CDOs) with a cost basis and fair value of $394 million and $557 million, respectively, at September 30, 2014, and $509 million and $693 million, respectively, at December 31, 2013. The held-to-maturity portfolio only includes collateralized loan obligations.

(2)  The  “Other” category of available-for-sale securities predominantly includes asset-backed securities collateralized by credit cards, student loans, home equity loans and auto leases or loans and cash reserves. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by auto leases or loans and cash reserves with a cost basis and fair value of $3.5 billion each at September 30, 2014, and $4.3 billion each at December 31, 2013. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis and fair value of $1.1 billion each at September 30, 2014, and $1.7 billion each at December 31, 2013.

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

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

September 30, 2014

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(29)	7,418	(183)	5,768	(212)	13,186
Securities of U.S. states and political subdivisions	(12)	1,235	(206)	4,092	(218)	5,327
Mortgage-backed securities:
Federal agencies	(28)	7,127	(1,642)	41,086	(1,670)	48,213
Residential	(6)	433	(8)	156	(14)	589
Commercial	(5)	1,177	(50)	1,644	(55)	2,821
Total mortgage-backed securities	(39)	8,737	(1,700)	42,886	(1,739)	51,623
Corporate debt securities	(16)	1,189	(65)	1,336	(81)	2,525
Collateralized loan and other debt obligations	(33)	4,653	(63)	3,793	(96)	8,446
Other	(13)	424	(4)	316	(17)	740
Total debt securities	(142)	23,656	(2,221)	58,191	(2,363)	81,847
Marketable equity securities:
Perpetual preferred securities	(1)	96	(67)	628	(68)	724
Other marketable equity securities	(2)	59	-	-	(2)	59
Total marketable equity securities	(3)	155	(67)	628	(70)	783
Total available-for-sale securities	(145)	23,811	(2,288)	58,819	(2,433)	82,630
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(42)	9,768	-	-	(42)	9,768
Collateralized loan and other debt obligations	(6)	606	-	-	(6)	606
Total held-to-maturity securities	(48)	10,374	-	-	(48)	10,374
Total	$(193)	34,185	(2,288)	58,819	(2,481)	93,004

December 31, 2013

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(329)	5,786	-	-	(329)	5,786
Securities of U.S. states and political subdivisions	(399)	9,238	(328)	4,120	(727)	13,358
Mortgage-backed securities:
Federal agencies	(3,562)	67,045	(52)	1,132	(3,614)	68,177
Residential	(18)	1,242	(22)	232	(40)	1,474
Commercial	(15)	2,128	(100)	2,027	(115)	4,155
Total mortgage-backed securities	(3,595)	70,415	(174)	3,391	(3,769)	73,806
Corporate debt securities	(85)	2,542	(55)	428	(140)	2,970
Collateralized loan and other debt obligations	(55)	7,202	(38)	343	(93)	7,545
Other	(11)	1,690	(18)	365	(29)	2,055
Total debt securities	(4,474)	96,873	(613)	8,647	(5,087)	105,520
Marketable equity securities:
Perpetual preferred securities	(28)	424	(32)	308	(60)	732
Other marketable equity securities	(4)	34	-	-	(4)	34
Total marketable equity securities	(32)	458	(32)	308	(64)	766
Total available-for-sale securities	(4,506)	97,331	(645)	8,955	(5,151)	106,286
Held-to-maturity securities:
Federal agency mortgage-backed securities	(99)	6,153	-	-	(99)	6,153
Total held-to-maturity securities	(99)	6,153	-	-	(99)	6,153
Total	$(4,605)	103,484	(645)	8,955	(5,250)	112,439

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

For complete descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2013 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first nine months of 2014.

The following table shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $14 million and $1.1 billion, respectively, at September 30, 2014, and $18 million and $1.9 billion, respectively, at December 31, 2013. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
	Gross		Gross
	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value

September 30, 2014

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(212)	13,186	-	-
Securities of U.S. states and political subdivisions	(181)	4,979	(37)	348
Mortgage-backed securities:
Federal agencies	(1,670)	48,213	-	-
Residential	-	-	(14)	589
Commercial	(21)	2,472	(34)	349
Total mortgage-backed securities	(1,691)	50,685	(48)	938
Corporate debt securities	(38)	1,733	(43)	792
Collateralized loan and other debt obligations	(85)	8,341	(11)	105
Other	(14)	678	(3)	62
Total debt securities	(2,221)	79,602	(142)	2,245
Perpetual preferred securities	(68)	724	-	-
Total available-for-sale securities	(2,289)	80,326	(142)	2,245
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(42)	9,768	-	-
Collateralized loan and other debt obligations	(6)	606	-	-
Total held-to-maturity securities	(48)	10,374	-	-
Total	$(2,337)	90,700	(142)	2,245

December 31, 2013

Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(329)	5,786	-	-
Securities of U.S. states and political subdivisions	(671)	12,915	(56)	443
Mortgage-backed securities:
Federal agencies	(3,614)	68,177	-	-
Residential	(2)	177	(38)	1,297
Commercial	(46)	3,364	(69)	791
Total mortgage-backed securities	(3,662)	71,718	(107)	2,088
Corporate debt securities	(96)	2,343	(44)	627
Collateralized loan and other debt obligations	(72)	7,376	(21)	169
Other	(19)	1,874	(10)	181
Total debt securities	(4,849)	102,012	(238)	3,508
Perpetual preferred securities	(60)	732	-	-
Total available-for-sale securities	(4,909)	102,744	(238)	3,508
Held-to-maturity securities:
Federal agency mortgage-backed securities	(99)	6,153	-	-
Total held-to-maturity securities	(99)	6,153	-	-
Total	$(5,008)	108,897	(238)	3,508

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

			Remaining contractual maturity
					After one year		After five years
	Total		Within one year		through five years		through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

September 30, 2014

Available-for-sale securities (1):
Securities of U.S. Treasury
and federal agencies	$14,794	1.56%	$184	1.45%	$8,991	1.47%	$5,619	1.70%	$-	-%
Securities of U.S. states and
political subdivisions	45,805	5.57	2,234	1.90	9,088	2.09	3,287	5.01	31,196	6.90
Mortgage-backed securities:
Federal agencies	112,613	3.27	-	-	309	2.86	908	3.31	111,396	3.27
Residential	10,076	4.46	-	-	10	4.81	91	5.63	9,975	4.45
Commercial	17,415	5.24	1	0.40	12	2.71	24	3.66	17,378	5.24
Total mortgage-backed
securities	140,104	3.60	1	0.40	331	2.92	1,023	3.52	138,749	3.60
Corporate debt securities	16,314	4.67	1,824	2.27	7,613	4.51	5,556	5.42	1,321	5.75
Collateralized loan and
other debt obligations	21,923	1.74	25	1.81	929	0.68	7,912	1.56	13,057	1.93
Other	6,776	1.84	48	1.43	1,719	2.47	1,019	1.43	3,990	1.67
Total available-for-sale
debt securities
at fair value	$245,716	3.70%	$4,316	2.03%	$28,671	2.53%	$24,416	3.01%	$188,313	4.01%

December 31, 2013

Available-for-sale securities (1):
Securities of U.S. Treasury
and federal agencies	$6,280	1.66%	$86	0.54%	$701	1.45%	$5,493	1.71%	$-	-%
Securities of U.S. states and
political subdivisions	42,536	5.30	4,915	1.84	7,901	2.19	3,151	5.19	26,569	6.89
Mortgage-backed securities:
Federal agencies	117,591	3.33	1	7.14	398	2.71	956	3.46	116,236	3.33
Residential	12,453	4.31	-	-	-	-	113	5.43	12,340	4.30
Commercial	18,747	5.24	-	-	52	3.33	59	0.96	18,636	5.26
Total mortgage-backed
securities	148,791	3.65	1	7.14	450	2.78	1,128	3.52	147,212	3.66
Corporate debt securities	21,227	4.18	6,136	2.06	7,255	4.22	6,528	5.80	1,308	5.77
Collateralized loan and
other debt obligations	20,159	1.59	40	0.25	1,100	0.63	7,750	1.29	11,269	1.89
Other	9,629	1.80	906	2.53	2,977	1.74	1,243	1.64	4,503	1.73
Total available-for-sale
debt securities
at fair value	$248,622	3.69%	$12,084	1.99%	$20,384	2.75%	$25,293	3.14%	$190,861	3.97%

(1)		Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

The following table shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.

			Remaining contractual maturity
					After one year		After five years
	Total		Within one year		through five years		through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

September 30, 2014

Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury
and federal agencies	$28,887	2.15%	$-	-%	$-	-%	$28,887	2.15%	$-	-%
Securities of U.S. states and
political subdivisions	123	5.96	-	-	-	-	-	-	123	5.96
Federal agency mortgage-
backed securities	5,770	3.90	-	-	-	-	-	-	5,770	3.90
Collateralized loan and
other debt obligations	1,404	1.95	-	-	-	-	-	-	1,404	1.95
Other	4,574	1.77	165	1.70	2,794	1.86	1,615	1.61	-	-
Total held-to-maturity
debt securities
at amortized cost	$40,758	2.36%	$165	1.70%	$2,794	1.86%	$30,502	2.12%	$7,297	3.56%

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

September 30, 2014

Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury
and federal agencies	$28,938	$-	$-	$28,938	$-
Securities of U.S. states and
political subdivisions	126	-	-	-	126
Federal agency mortgage-
backed securities	5,855	-	-	-	5,855
Collateralized loan and
other debt obligations	1,399	-	-	-	1,399
Other	4,597	165	2,807	1,625	-
Total held-to-maturity
debt securities
at fair value	$40,915	$165	$2,807	$30,563	$7,380

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

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2014	2013	2014	2013
Gross realized gains	$675	161	1,220	371
Gross realized losses	(4)	(8)	(9)	(21)
OTTI write-downs	(15)	(39)	(37)	(153)
Net realized gains from investment securities	656	114	1,174	197
Net realized gains from nonmarketable equity investments	309	382	1,241	606
Net realized gains from debt securities and equity investments	$965	496	2,415	803

Other-Than-Temporary Impairment

The following table shows the detail of total OTTI write-downs included in earnings for debt securities, marketable equity securities and nonmarketable equity investments.

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2014	2013	2014	2013
OTTI write-downs included in earnings
Debt securities:
Securities of U.S. states and political subdivisions	$3	-	5	-
Mortgage-backed securities:
Federal agencies	-	-	-	1
Residential	11	16	21	53
Commercial	1	6	7	47
Corporate debt securities	-	-	-	2
Collateralized loan and other debt obligations	-	-	2	-
Other debt securities	-	1	-	25
Total debt securities	15	23	35	128
Equity securities:
Marketable equity securities:
Other marketable equity securities	-	16	2	25
Total marketable equity securities	-	16	2	25
Total investment securities	15	39	37	153
Nonmarketable equity investments	40	21	235	96
Total OTTI write-downs included in earnings	$55	60	272	249

Note 4:   Investment Securities (continued)

Other-Than-Temporarily Impaired Debt Securities

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in OCI for the same securities.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2014	2013	2014	2013
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$14	23	30	79
Intent-to-sell OTTI	1	-	5	49
Total recorded as part of gross realized losses	15	23	35	128
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	1	-	2	-
Residential mortgage-backed securities	(6)	(2)	(19)	(18)
Commercial mortgage-backed securities	-	(33)	(19)	(74)
Collateralized loan and other debt obligations	-	-	-	(1)
Other debt securities	-	(1)	-	1
Total changes to OCI for non-credit-related OTTI	(5)	(36)	(36)	(92)
Total OTTI losses (reversal of losses) recorded on debt securities	$10	(13)	(1)	36

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2014	2013	2014	2013
Credit loss component, beginning of period	$1,107	1,218	1,171	1,289
Additions:
Initial credit impairments	2	6	5	11
Subsequent credit impairments	12	17	25	68
Total additions	14	23	30	79
Reductions:
For securities sold or matured	(84)	(30)	(153)	(141)
Due to change in intent to sell or requirement to sell available-for-sale securities	(3)	-	(3)	-
For recoveries of previous credit impairments (1)	(4)	(7)	(15)	(23)
Total reductions	(91)	(37)	(171)	(164)
Credit loss component, end of period	$1,030	1,204	1,030	1,204

(1)  Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5:  Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $4.6 billion and $6.4 billion at September 30, 2014, and December 31, 2013, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.

	Sept. 30,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$212,370	193,811
Real estate mortgage	107,208	107,100
Real estate construction	17,880	16,747
Lease financing	11,675	12,034
Foreign (1)	47,350	47,551
Total commercial	396,483	377,243
Consumer:
Real estate 1-4 family first mortgage	263,326	258,497
Real estate 1-4 family junior lien mortgage	60,844	65,914
Credit card	28,270	26,870
Automobile	55,242	50,808
Other revolving credit and installment	34,718	42,954
Total consumer	442,400	445,043
Total loans	$838,883	822,286

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

	2014			2013
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases (1)	$1,214	-	1,214	6,226	-	6,226
Sales	(1,270)	(40)	(1,310)	(1,177)	(24)	(1,201)
Transfers to MHFS/LHFS (1)	(14)	2	(12)	(65)	(3)	(68)

Nine months ended September 30,
Purchases (1)	$3,751	168	3,919	9,374	581	9,955
Sales	(4,869)	(115)	(4,984)	(4,989)	(470)	(5,459)
Transfers to MHFS/LHFS (1)	(73)	(9,776)	(9,849)	(198)	(15)	(213)

(1)  The “Purchases” and “Transfers to MHFS/LHFS" categories exclude activity in government insured/guaranteed real estate 1-4 family first mortgage loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans have different risk characteristics from the rest of our consumer portfolio, whereby this activity does not impact the allowance for loan losses in the same manner because the loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). On a net basis, such purchases net of transfers to MHFS were $807 million and $2.4 billion for the third quarter 2014 and 2013, respectively, and $1.0 billion and $5.2 billion for the first nine months of 2014 and 2013, respectively.

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

We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss.  These temporary advance arrangements totaled approximately $91 billion at September 30, 2014 and $87 billion at December 31, 2013.

We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2014, and December 31, 2013, we had $1.4 billion and $1.2 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.

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

	Sept. 30,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$257,488	238,962
Real estate mortgage	5,436	5,910
Real estate construction	14,213	12,593
Foreign	17,233	12,216
Total commercial	294,370	269,681
Consumer:
Real estate 1-4 family first mortgage	32,048	32,908
Real estate 1-4 family
junior lien mortgage	45,829	47,668
Credit card	86,915	78,961
Other revolving credit and installment	23,929	24,213
Total consumer	188,721	183,750
Total unfunded
credit commitments	$483,091	453,431

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$13,834	16,618	14,971	17,477
Provision for credit losses	368	75	910	1,946
Interest income on certain impaired loans (1)	(52)	(63)	(163)	(209)
Loan charge-offs:
Commercial:
Commercial and industrial	(154)	(151)	(451)	(516)
Real estate mortgage	(12)	(44)	(47)	(153)
Real estate construction	(3)	(6)	(7)	(18)
Lease financing	(5)	(3)	(12)	(30)
Foreign	(3)	(4)	(16)	(23)
Total commercial	(177)	(208)	(533)	(740)
Consumer:
Real estate 1-4 family first mortgage	(167)	(303)	(583)	(1,170)
Real estate 1-4 family junior lien mortgage	(201)	(345)	(670)	(1,287)
Credit card	(236)	(239)	(769)	(771)
Automobile	(192)	(153)	(515)	(443)
Other revolving credit and installment	(160)	(191)	(508)	(558)
Total consumer	(956)	(1,231)	(3,045)	(4,229)
Total loan charge-offs	(1,133)	(1,439)	(3,578)	(4,969)
Loan recoveries:
Commercial:
Commercial and industrial	89	93	287	288
Real estate mortgage	49	64	116	149
Real estate construction	61	23	108	114
Lease financing	1	3	6	13
Foreign	1	6	4	23
Total commercial	201	189	521	587
Consumer:
Real estate 1-4 family first mortgage	53	61	162	171
Real estate 1-4 family junior lien mortgage	61	70	178	204
Credit card	35	32	126	95
Automobile	80	75	267	247
Other revolving credit and installment	35	37	114	119
Total consumer	264	275	847	836
Total loan recoveries	465	464	1,368	1,423
Net loan charge-offs (2)	(668)	(975)	(2,210)	(3,546)
Allowances related to business combinations/other	(1)	(8)	(27)	(21)
Balance, end of period	$13,481	15,647	13,481	15,647
Components:
Allowance for loan losses	$12,681	15,159	12,681	15,159
Allowance for unfunded credit commitments	800	488	800	488
Allowance for credit losses (3)	$13,481	15,647	13,481	15,647
Net loan charge-offs (annualized) as a percentage of average total loans (2)	0.32%	0.48	0.36	0.59
Allowance for loan losses as a percentage of total loans (3)	1.51	1.87	1.51	1.87
Allowance for credit losses as a percentage of total loans (3)	1.61	1.93	1.61	1.93

(1)  Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.

(2)  For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

(3)  The allowance for credit losses includes $11 million and $22 million at September 30, 2014 and 2013, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

Note 5:   Loans and Allowance for Credit Losses  (continued)

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

			2014			2013
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$6,400	7,434	13,834	5,896	10,722	16,618
Provision for credit losses	(9)	377	368	65	10	75
Interest income on certain impaired loans	(5)	(47)	(52)	(11)	(52)	(63)

Loan charge-offs	(177)	(956)	(1,133)	(208)	(1,231)	(1,439)
Loan recoveries	201	264	465	189	275	464
Net loan charge-offs	24	(692)	(668)	(19)	(956)	(975)
Allowance related to business combinations/other	(1)	-	(1)	(8)	-	(8)
Balance, end of period	$6,409	7,072	13,481	5,923	9,724	15,647

Nine months ended September 30,
Balance, beginning of period	$6,103	8,868	14,971	5,714	11,763	17,477
Provision for credit losses	337	573	910	429	1,517	1,946
Interest income on certain impaired loans	(17)	(146)	(163)	(46)	(163)	(209)

Loan charge-offs	(533)	(3,045)	(3,578)	(740)	(4,229)	(4,969)
Loan recoveries	521	847	1,368	587	836	1,423
Net loan charge-offs	(12)	(2,198)	(2,210)	(153)	(3,393)	(3,546)
Allowance related to business combinations/other	(2)	(25)	(27)	(21)	-	(21)
Balance, end of period	$6,409	7,072	13,481	5,923	9,724	15,647

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total

September 30, 2014

Collectively evaluated (1)	$5,621	3,828	9,449	390,457	398,157	788,614
Individually evaluated (2)	780	3,241	4,021	4,167	21,866	26,033
PCI (3)	8	3	11	1,859	22,377	24,236
Total	$6,409	7,072	13,481	396,483	442,400	838,883

December 31, 2013

Collectively evaluated (1)	$4,921	5,011	9,932	369,405	398,084	767,489
Individually evaluated (2)	1,156	3,853	5,009	5,334	22,736	28,070
PCI (3)	26	4	30	2,504	24,223	26,727
Total	$6,103	8,868	14,971	377,243	445,043	822,286

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

Credit Quality

We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than June 30, 2014.  See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

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

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $9.1 billion in criticized commercial real estate (CRE) loans at September 30, 2014, $1.9 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate loss exposure.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

September 30, 2014

By risk category:
Pass	$196,918	98,129	16,687	11,200	45,096	368,030
Criticized	15,206	8,106	956	475	1,851	26,594
Total commercial loans (excluding PCI)	212,124	106,235	17,643	11,675	46,947	394,624
Total commercial PCI loans (carrying value)	246	973	237	-	403	1,859
Total commercial loans	$212,370	107,208	17,880	11,675	47,350	396,483

December 31, 2013

By risk category:
Pass	$178,673	94,992	14,594	11,577	44,094	343,930
Criticized	14,923	10,972	1,720	457	2,737	30,809
Total commercial loans (excluding PCI)	193,596	105,964	16,314	12,034	46,831	374,739
Total commercial PCI loans (carrying value)	215	1,136	433	-	720	2,504
Total commercial loans	$193,811	107,100	16,747	12,034	47,551	377,243

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

	Commercial	Real	Real
	and	estate	estate	Lease
(in millions)	industrial	mortgage	construction	financing	Foreign	Total

September 30, 2014

By delinquency status:
Current-29 DPD and still accruing	$211,140	104,279	17,319	11,622	46,908	391,268
30-89 DPD and still accruing	366	283	89	28	4	770
90+ DPD and still accruing	32	37	18	-	4	91
Nonaccrual loans	586	1,636	217	25	31	2,495
Total commercial loans (excluding PCI)	212,124	106,235	17,643	11,675	46,947	394,624
Total commercial PCI loans (carrying value)	246	973	237	-	403	1,859
Total commercial loans	$212,370	107,208	17,880	11,675	47,350	396,483

December 31, 2013

By delinquency status:
Current-29 DPD and still accruing	$192,509	103,139	15,698	11,972	46,784	370,102
30-89 DPD and still accruing	338	538	103	33	7	1,019
90+ DPD and still accruing	11	35	97	-	-	143
Nonaccrual loans	738	2,252	416	29	40	3,475
Total commercial loans (excluding PCI)	193,596	105,964	16,314	12,034	46,831	374,739
Total commercial PCI loans (carrying value)	215	1,136	433	-	720	2,504
Total commercial loans	$193,811	107,100	16,747	12,034	47,551	377,243

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

	Real estate	Real estate			Other
	1-4 family	1-4 family			revolving
	first	junior lien	Credit		credit and
(in millions)	mortgage	mortgage	card	Automobile	installment	Total

September 30, 2014

By delinquency status:
Current-29 DPD	$205,905	59,293	27,619	54,105	34,347	381,269
30-59 DPD	2,505	400	206	856	156	4,123
60-89 DPD	1,088	230	143	204	109	1,774
90-119 DPD	557	160	118	70	75	980
120-179 DPD	627	192	183	6	19	1,027
180+ DPD	4,431	463	1	1	12	4,908
Government insured/guaranteed loans (1)	25,942	-	-	-	-	25,942
Total consumer loans (excluding PCI)	241,055	60,738	28,270	55,242	34,718	420,023
Total consumer PCI loans (carrying value)	22,271	106	-	-	-	22,377
Total consumer loans	$263,326	60,844	28,270	55,242	34,718	442,400

December 31, 2013

By delinquency status:
Current-29 DPD	$193,361	64,194	26,203	49,699	31,866	365,323
30-59 DPD	2,784	461	202	852	178	4,477
60-89 DPD	1,157	253	144	186	111	1,851
90-119 DPD	587	182	124	66	76	1,035
120-179 DPD	747	216	196	4	20	1,183
180+ DPD	5,024	485	1	1	7	5,518
Government insured/guaranteed loans (1)	30,737	-	-	-	10,696	41,433
Total consumer loans (excluding PCI)	234,397	65,791	26,870	50,808	42,954	420,820
Total consumer PCI loans (carrying value)	24,100	123	-	-	-	24,223
Total consumer loans	$258,497	65,914	26,870	50,808	42,954	445,043

(1)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $16.0 billion at September 30, 2014, compared with $20.8 billion at December 31, 2013. On June 30, 2014, we transferred all government guaranteed student loans to loans held for sale. Student loans 90+ DPD totaled $900 million at December 31, 2013.

Of the $6.9 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at September 30, 2014, $855 million was accruing, compared with $7.7 billion past due and $902 million accruing at December 31, 2013.

Real estate 1-4 family first mortgage loans 180 days or more past due totaled $4.4 billion, or 1.8% of total first mortgages (excluding PCI), at September 30, 2014, compared with $5.0  billion, or 2.1%, at December 31, 2013.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily securities-based margin loans of $5.5 billion at September 30, 2014, and $5.0 billion at December 31, 2013.

	Real estate	Real estate			Other
	1-4 family	1-4 family			revolving
	first	junior lien	Credit		credit and
(in millions)	mortgage	mortgage	card	Automobile	installment	Total

September 30, 2014

By updated FICO:
< 600	$11,679	3,934	2,416	8,510	859	27,398
600-639	8,277	2,887	2,354	6,311	1,022	20,851
640-679	14,403	5,494	4,442	9,414	2,289	36,042
680-719	24,620	9,267	5,670	9,877	4,304	53,738
720-759	35,610	12,626	5,907	7,341	5,793	67,277
760-799	80,488	18,128	4,843	7,169	7,452	118,080
800+	37,143	7,631	2,398	6,108	5,794	59,074
No FICO available	2,893	771	240	512	1,693	6,109
FICO not required	-	-	-	-	5,512	5,512
Government insured/guaranteed loans (1)	25,942	-	-	-	-	25,942
Total consumer loans (excluding PCI)	241,055	60,738	28,270	55,242	34,718	420,023
Total consumer PCI loans (carrying value)	22,271	106	-	-	-	22,377
Total consumer loans	$263,326	60,844	28,270	55,242	34,718	442,400

December 31, 2013

By updated FICO:
< 600	$14,128	5,047	2,404	8,400	956	30,935
600-639	9,030	3,247	2,175	5,925	1,015	21,392
640-679	14,917	5,984	4,176	8,827	2,156	36,060
680-719	24,336	10,042	5,398	8,992	3,914	52,682
720-759	32,991	13,575	5,530	6,546	5,263	63,905
760-799	72,062	19,238	4,535	6,313	6,828	108,976
800+	33,311	7,705	2,408	5,397	5,127	53,948
No FICO available	2,885	953	244	408	1,992	6,482
FICO not required	-	-	-	-	5,007	5,007
Government insured/guaranteed loans (1)	30,737	-	-	-	10,696	41,433
Total consumer loans (excluding PCI)	234,397	65,791	26,870	50,808	42,954	420,820
Total consumer PCI loans (carrying value)	24,100	123	-	-	-	24,223
Total consumer loans	$258,497	65,914	26,870	50,808	42,954	445,043

(1)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under FFELP. On June 30, 2014, we transferred all government guaranteed student loans to loans held for sale.

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

Note 5:   Loans and Allowance for Credit Losses  (continued)

	September 30, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total
By LTV/CLTV:
0-60%	$94,798	15,792	110,590	74,046	13,636	87,682
60.01-80%	82,796	17,727	100,523	80,187	17,154	97,341
80.01-100%	26,187	14,286	40,473	30,843	16,272	47,115
100.01-120% (1)	6,614	7,530	14,144	10,678	9,992	20,670
> 120% (1)	3,314	4,500	7,814	6,306	7,369	13,675
No LTV/CLTV available	1,404	903	2,307	1,600	1,368	2,968
Government insured/guaranteed loans (2)	25,942	-	25,942	30,737	-	30,737
Total consumer loans (excluding PCI)	241,055	60,738	301,793	234,397	65,791	300,188
Total consumer PCI loans (carrying value)	22,271	106	22,377	24,100	123	24,223
Total consumer loans	$263,326	60,844	324,170	258,497	65,914	324,411

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

	Sept. 30,	Dec. 31,
(in millions)	2014	2013
Commercial:
Commercial and industrial	$586	738
Real estate mortgage	1,636	2,252
Real estate construction	217	416
Lease financing	25	29
Foreign	31	40
Total commercial (1)	2,495	3,475
Consumer:
Real estate 1-4 family first mortgage (2)	8,784	9,799
Real estate 1-4 family junior lien mortgage	1,903	2,188
Automobile	143	173
Other revolving credit and installment	40	33
Total consumer	10,870	12,193
Total nonaccrual loans
(excluding PCI)	$13,365	15,668

(1)  Includes LHFS of $1 million at both September 30, 2014 and December 31, 2013.

(2)  Includes MHFS of $182 million at September 30, 2014 and $227 million at December 31, 2013.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $12.6 billion and $17.3 billion at September 30, 2014 and December 31, 2013, respectively, which included $6.8 billion and $10.0 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 Days OR MORE Past Due and Still Accruing   Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1‑4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $4.0 billion at September 30, 2014, and $4.5 billion at December 31, 2013, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

	Sept. 30,	Dec. 31,
(in millions)	2014	2013
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$18,295	23,219
Less: FHA insured/guaranteed by the VA (1)(2)	16,628	21,274
Less: Student loans guaranteed
under the FFELP (3)	721	900
Total, not government
insured/guaranteed	$946	1,045

By segment and class, not government
insured/guaranteed:
Commercial:
Commercial and industrial	$32	11
Real estate mortgage	37	35
Real estate construction	18	97
Foreign	4	-
Total commercial	91	143
Consumer:
Real estate 1-4 family first mortgage (2)	327	354
Real estate 1-4 family junior lien mortgage (2)	78	86
Credit card	302	321
Automobile	64	55
Other revolving credit and installment	84	86
Total consumer	855	902
Total, not government
insured/guaranteed	$946	1,045

(1)  Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)  Includes mortgage loans held for sale 90 days or more past due and still accruing.

(3)  Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. At the end of second quarter 2014, all government guaranteed student loans were transferred to loans held for sale.

Note 5:   Loans and Allowance for Credit Losses  (continued)

Impaired Loans  The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $473 million at September 30, 2014, and $650 million at December 31, 2013.

For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2013 Form 10-K.

		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	principal	Impaired	allowance for	allowance for
(in millions)	balance (1)	loans	credit losses	credit losses

September 30, 2014

Commercial:
Commercial and industrial	$1,624	994	776	244
Real estate mortgage	3,518	2,745	2,673	460
Real estate construction	589	378	363	50
Lease financing	65	21	21	16
Foreign	38	29	21	10
Total commercial	5,834	4,167	3,855	780
Consumer:
Real estate 1-4 family first mortgage	21,584	18,762	13,094	2,453
Real estate 1-4 family junior lien mortgage	3,116	2,564	2,023	680
Credit card	358	358	358	95
Automobile	196	136	60	9
Other revolving credit and installment	56	46	39	4
Total consumer (2)	25,310	21,866	15,574	3,241
Total impaired loans (excluding PCI)	$31,144	26,033	19,430	4,021

December 31, 2013

Commercial:
Commercial and industrial	$2,016	1,274	1,024	223
Real estate mortgage	4,269	3,375	3,264	819
Real estate construction	946	615	589	101
Lease financing	71	33	33	8
Foreign	44	37	37	5
Total commercial	7,346	5,334	4,947	1,156
Consumer:
Real estate 1-4 family first mortgage	22,450	19,500	13,896	3,026
Real estate 1-4 family junior lien mortgage	3,130	2,582	2,092	681
Credit card	431	431	431	132
Automobile	245	189	95	11
Other revolving credit and installment	44	34	27	3
Total consumer (2)	26,300	22,736	16,541	3,853
Total impaired loans (excluding PCI)	$33,646	28,070	21,488	5,009

(1)  Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)  At September 30, 2014 and December 31, 2013, includes the recorded investment of $2.1 billion and $2.5 billion, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance.

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $360 million and $407 million at September 30, 2014 and December 31, 2013, respectively.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest	recorded	interest
(in millions)	investment	income	investment	income	investment	income	investment	income
Commercial:
Commercial and industrial	$1,051	22	1,362	28	1,123	60	1,580	76
Real estate mortgage	2,856	42	3,868	38	3,043	107	4,093	106
Real estate construction	407	7	878	6	485	22	1,070	29
Lease financing	26	1	25	1	30	1	30	1
Foreign	31	-	27	-	33	-	36	-
Total commercial	4,371	72	6,160	73	4,714	190	6,809	212
Consumer:
Real estate 1-4 family
first mortgage	19,104	232	19,593	270	18,954	707	19,359	785
Real estate 1-4 family
junior lien mortgage	2,555	36	2,499	36	2,552	107	2,492	109
Credit card	367	11	467	14	392	35	491	43
Automobile	144	4	228	7	161	15	263	24
Other revolving credit
and installment	41	1	32	1	38	3	28	2
Total consumer	22,211	284	22,819	328	22,097	867	22,633	963
Total impaired loans
(excluding PCI)	$26,582	356	28,979	401	26,811	1,057	29,442	1,175

Interest income:
Cash basis of accounting		$115		129		314		371
Other (1)		241		272		743		804
Total interest income		$356		401		1,057		1,175

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

At September 30, 2014, the loans in trial modification period were $149 million under HAMP, $35 million under 2MP and $289 million under proprietary programs, compared with $253 million, $45 million and $352 million at December 31, 2013, respectively. Trial modifications with a recorded investment of $178 million at September 30, 2014, and $286 million at December 31, 2013, were accruing loans and $295 million and $364 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period.

	Primary modification type (1)				Financial effects of modifications
						Weighted	Recorded
						average	investment
		Interest				interest	related to
		rate	Other		Charge-	rate	interest rate
(in millions)	Principal (2)	reduction	concessions (3)	Total	offs (4)	reduction	reduction (5)
Quarter ended September 30, 2014
Commercial:
Commercial and industrial	$-	9	176	185	3	1.29%	$9
Real estate mortgage	4	50	180	234	-	1.20	50
Real estate construction	-	2	31	33	-	2.15	2
Foreign	-	-	-	-	-	-	-
Total commercial	4	61	387	452	3	1.25	61
Consumer:
Real estate 1-4 family first mortgage	115	113	682	910	15	2.34	209
Real estate 1-4 family junior lien mortgage	12	31	62	105	17	3.23	41
Credit card	-	38	-	38	-	11.59	38
Automobile	-	2	22	24	9	8.46	2
Other revolving credit and installment	-	3	6	9	-	5.22	3
Trial modifications (6)	-	-	28	28	-	-	-
Total consumer	127	187	800	1,114	41	3.73	293
Total	$131	248	1,187	1,566	44	3.30%	$354

Quarter ended September 30, 2013
Commercial:
Commercial and industrial	$2	73	316	391	6	3.58%	$73
Real estate mortgage	-	62	345	407	1	1.65	62
Real estate construction	-	6	54	60	-	1.08	6
Foreign	-	1	-	1	-	0.26	1
Total commercial	2	142	715	859	7	2.60	142
Consumer:
Real estate 1-4 family first mortgage	271	259	832	1,362	49	2.80	485
Real estate 1-4 family junior lien mortgage	24	41	77	142	8	3.43	64
Credit card	-	46	-	46	-	10.15	46
Automobile	1	2	26	29	9	8.98	2
Other revolving credit and installment	-	2	2	4	-	5.40	2
Trial modifications (6)	-	-	37	37	-	-	-
Total consumer	296	350	974	1,620	66	3.46	599
Total	$298	492	1,689	2,479	73	3.30%	$741

Note 5:   Loans and Allowance for Credit Losses  (continued)

		Primary modification type (1)				Financial effects of modifications
							Weighted	Recorded
							average	investment
			Interest				interest	related to
			rate	Other		Charge-	rate	interest rate
(in millions)		Principal (2)	reduction	concessions (3)	Total	offs (4)	reduction	reduction (5)

Nine months ended September 30, 2014
Commercial:
	Commercial and industrial	$4	45	687	736	29	1.61%	$45
	Real estate mortgage	7	143	748	898	-	1.22	143
	Real estate construction	-	4	198	202	-	1.88	4
	Foreign	-	1	-	1	-	0.84	1
	Total commercial	11	193	1,633	1,837	29	1.33	193
Consumer:
	Real estate 1-4 family first mortgage	464	306	2,060	2,830	75	2.53	649
	Real estate 1-4 family junior lien mortgage	42	90	199	331	50	3.27	126
	Credit card	-	118	-	118	-	11.33	118
	Automobile	2	4	65	71	26	8.87	4
	Other revolving credit and installment	-	6	10	16	-	5.05	6
	Trial modifications (6)	-	-	(87)	(87)	-	-	-
	Total consumer	508	524	2,247	3,279	151	3.82	903
	Total	$519	717	3,880	5,116	180	3.38%	$1,096

Nine months ended September 30, 2013
Commercial:
	Commercial and industrial	$2	156	877	1,035	7	5.09%	$156
	Real estate mortgage	28	232	1,113	1,373	7	1.67	232
	Real estate construction	-	9	253	262	4	1.02	9
	Foreign	15	1	-	16	-	-	1
	Total commercial	45	398	2,243	2,686	18	2.99	398
Consumer:								-
	Real estate 1-4 family first mortgage	897	1,016	2,928	4,841	194	2.63	1,671
	Real estate 1-4 family junior lien mortgage	76	135	335	546	24	3.30	206
	Credit card	-	138	-	138	-	10.47	138
	Automobile	3	10	74	87	25	7.39	10
	Other revolving credit and installment	-	8	9	17	-	4.95	8
	Trial modifications (6)	-	-	91	91	-	-	-
	Total consumer	976	1,307	3,437	5,720	243	3.27	2,033
	Total	$1,021	1,705	5,680	8,406	261	3.22%	$2,431

(1)

Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $464 million and $807 million, for quarters ended September 30, 2014 and 2013, and $1.6 billion and $2.4 billion for the nine months ended 2014 and 2013, respectively.

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

(4)

Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $34 million and $87 million for the quarters ended September 30, 2014 and 2013, and $126 million and $316 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Commercial:
Commercial and industrial	$33	19	58	269
Real estate mortgage	34	51	97	473
Real estate construction	1	10	4	252
Foreign	-	1	5	-
Total commercial	68	81	164	994
Consumer:
Real estate 1-4 family first mortgage	91	107	248	447
Real estate 1-4 family junior lien mortgage	7	9	22	48
Credit card	13	13	39	73
Automobile	3	5	10	45
Other revolving credit and installment	-	1	-	1
Total consumer	114	135	319	614
Total	$182	216	483	1,608

Purchased Credit-Impaired Loans

Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008. The following table presents PCI loans net of any remaining purchase accounting adjustments. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.

	Sept. 30,	December 31,
(in millions)	2014	2013	2008
Commercial:
Commercial and industrial	$246	215	4,580
Real estate mortgage	973	1,136	5,803
Real estate construction	237	433	6,462
Foreign	403	720	1,859
Total commercial	1,859	2,504	18,704
Consumer:
Real estate 1-4 family first mortgage	22,271	24,100	39,214
Real estate 1-4 family junior lien mortgage	106	123	728
Automobile	-	-	151
Total consumer	22,377	24,223	40,093
Total PCI loans (carrying value)	$24,236	26,727	58,797
Total PCI loans (unpaid principal balance)	$34,320	38,229	98,182

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

The change in the accretable yield related to PCI loans is presented in the following table.

(in millions)
Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	132
Accretion into interest income (1)	(11,184)
Accretion into noninterest income due to sales (2)	(393)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	6,325
Changes in expected cash flows that do not affect nonaccretable difference (3)	12,065
Balance, December 31, 2013	17,392
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(1,183)
Accretion into noninterest income due to sales (2)	(35)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	2,089
Changes in expected cash flows that do not affect nonaccretable difference (3)	(284)
Balance, September 30, 2014	$17,979

Balance, June 30, 2014	$18,418
Addition of accretable yield due to acquisitions	-
Accretion into interest income (1)	(446)
Accretion into noninterest income due to sales (2)	-
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	13
Changes in expected cash flows that do not affect nonaccretable difference (3)	(6)
Balance, September 30, 2014	$17,979

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.
(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.
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

			Other
(in millions)	Commercial	Pick-a-Pay	consumer	Total
Balance, December 31, 2008	$-	-	-	-
Provision for loan losses	1,641	-	107	1,748
Charge-offs	(1,615)	-	(103)	(1,718)
Balance, December 31, 2013	26	-	4	30
Provision (reversal of provision) for loan losses	(15)	-	-	(15)
Charge-offs	(3)	-	(1)	(4)
Balance, September 30, 2014	$8	-	3	11

Balance, June 30, 2014	$5	-	3	8
Reversal of provision for loan losses	4	-	(1)	3
Recoveries (charge-offs)	(1)	-	1	-
Balance, September 30, 2014	$8	-	3	11

Commercial PCI Credit Quality Indicators  The following

table provides a breakdown of commercial PCI loans by risk category.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

September 30, 2014

By risk category:
Pass	$104	314	102	-	520
Criticized	142	659	135	403	1,339
Total commercial PCI loans	$246	973	237	403	1,859

December 31, 2013

By risk category:
Pass	$118	316	160	8	602
Criticized	97	820	273	712	1,902
Total commercial PCI loans	$215	1,136	433	720	2,504

The following table provides past due information for commercial PCI loans.

	Commercial	Real	Real
	and	estate	estate
(in millions)	industrial	mortgage	construction	Foreign	Total

September 30, 2014

By delinquency status:
Current-29 DPD and still accruing	$243	914	195	359	1,711
30-89 DPD and still accruing	1	5	-	-	6
90+ DPD and still accruing	2	54	42	44	142
Total commercial PCI loans	$246	973	237	403	1,859

December 31, 2013

By delinquency status:
Current-29 DPD and still accruing	$210	1,052	355	632	2,249
30-89 DPD and still accruing	5	41	2	-	48
90+ DPD and still accruing	-	43	76	88	207
Total commercial PCI loans	$215	1,136	433	720	2,504

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

	September 30, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$19,592	170	19,762	20,712	171	20,883
30-59 DPD and still accruing	2,041	7	2,048	2,185	8	2,193
60-89 DPD and still accruing	1,079	3	1,082	1,164	4	1,168
90-119 DPD and still accruing	444	2	446	457	2	459
120-179 DPD and still accruing	445	3	448	517	4	521
180+ DPD and still accruing	3,802	85	3,887	4,291	95	4,386
Total consumer PCI loans (adjusted unpaid principal balance)	$27,403	270	27,673	29,326	284	29,610
Total consumer PCI loans (carrying value)	$22,271	106	22,377	24,100	123	24,223

Note 5:   Loans and Allowance for Credit Losses  (continued)

The following table provides FICO scores for consumer PCI loans.

	September 30, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
(in millions)	mortgage	mortgage	Total	mortgage	mortgage	Total
By FICO:
< 600	$8,107	79	8,186	9,933	101	10,034
600-639	5,602	53	5,655	6,029	60	6,089
640-679	6,839	69	6,908	6,789	70	6,859
680-719	3,940	38	3,978	3,732	35	3,767
720-759	1,720	11	1,731	1,662	11	1,673
760-799	889	6	895	865	5	870
800+	198	1	199	198	1	199
No FICO available	108	13	121	118	1	119
Total consumer PCI loans (adjusted unpaid principal balance)	$27,403	270	27,673	29,326	284	29,610
Total consumer PCI loans (carrying value)	$22,271	106	22,377	24,100	123	24,223

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV  for real estate 1-4 family junior lien mortgages.

	September 30, 2014			December 31, 2013
	Real estate	Real estate		Real estate	Real estate
	1-4 family	1-4 family		1-4 family	1-4 family
	first	junior lien		first	junior lien
	mortgage	mortgage		mortgage	mortgage
(in millions)	by LTV	by CLTV	Total	by LTV	by CLTV	Total
By LTV/CLTV:
0-60%	$4,120	35	4,155	2,501	32	2,533
60.01-80%	11,277	68	11,345	8,541	42	8,583
80.01-100%	8,070	92	8,162	10,366	88	10,454
100.01-120% (1)	2,691	47	2,738	4,677	67	4,744
> 120% (1)	1,235	27	1,262	3,232	54	3,286
No LTV/CLTV available	10	1	11	9	1	10
Total consumer PCI loans (adjusted unpaid principal balance)	$27,403	270	27,673	29,326	284	29,610
Total consumer PCI loans (carrying value)	$22,271	106	22,377	24,100	123	24,223

(1)  Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6:  Other Assets

The components of other assets were:

	Sept. 30,	Dec. 31,
(in millions)	2014	2013
Nonmarketable equity investments:
Cost method:
Private equity	$2,401	2,308
Federal bank stock	4,993	4,670
Total cost method	7,394	6,978
Equity method:
LIHTC investments (1)	6,477	6,209
Private equity and other	5,052	5,782
Total equity method	11,529	11,991
Fair value (2)	1,964	1,386
Total nonmarketable
equity investments	20,887	20,355
Corporate/bank-owned life insurance	18,899	18,738
Accounts receivable	26,388	21,422
Interest receivable	5,236	5,019
Core deposit intangibles	3,839	4,674
Customer relationship and
other amortized intangibles	892	1,084
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (3)	2,617	2,093
Non-government insured/guaranteed	673	814
Non-residential real estate	1,018	1,030
Operating lease assets	2,503	2,047
Due from customers on acceptances	292	279
Other (4)	11,483	8,787
Total other assets	$94,727	86,342

(1)	Represents low income housing tax credit investments.
(2)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 (Fair Values of Assets and Liabilities) for additional information.
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

Income (expense) related to nonmarketable equity investments was:

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2014	2013	2014	2013
Net realized gains
from nonmarketable
equity investments	$309	382	1,241	606
All other	(160)	(56)	(592)	(147)
Total	$149	326	649	459

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

The classifications of assets and liabilities in our balance sheet associated with our transactions with VIEs follow:

			Transfers that
	VIEs that we	VIEs	we account
	do not	that we	for as secured
(in millions)	consolidate	consolidate	borrowings		Total

September 30, 2014

Cash	$-	113		6	119
Trading assets	1,310	24		203	1,537
Investment securities (1)	17,493	989		6,316	24,798
Mortgages held for sale	-	-		-	-
Loans	6,938	5,287		5,478	17,703
Mortgage servicing rights	13,347	-		-	13,347
Other assets	6,434	293		72	6,799
Total assets	45,522	6,706		12,075	64,303
Short-term borrowings	-	-		4,168	4,168
Accrued expenses and other liabilities	2,836	55	(2)	2	2,893
Long-term debt	-	2,012	(2)	5,192	7,204
Total liabilities	2,836	2,067		9,362	14,265
Noncontrolling interests	-	1		-	1
Net assets	$42,686	4,638		2,713	50,037

December 31, 2013

Cash	$-	165		7	172
Trading assets	1,206	162		193	1,561
Investment securities (1)	18,795	1,352		8,976	29,123
Mortgages held for sale	-	38		-	38
Loans	7,652	6,058		6,021	19,731
Mortgage servicing rights	14,859	-		-	14,859
Other assets	6,151	347		110	6,608
Total assets	48,663	8,122		15,307	72,092
Short-term borrowings	-	29		7,871	7,900
Accrued expenses and other liabilities	3,464	99	(2)	3	3,566
Long-term debt	-	2,356	(2)	5,673	8,029
Total liabilities	3,464	2,484		13,547	19,495
Noncontrolling interests	-	5		-	5
Net assets	$45,199	5,633		1,760	52,592

(1)  Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)  Includes the following VIE liabilities at September 30, 2014, and December 31, 2013, respectively, with recourse to the general credit of Wells Fargo: Accrued expenses and other liabilities, $9 million at each date; and Long-term debt, $9 million and $29 million.

Transactions with Unconsolidated VIEs

Our transactions with VIEs include securitizations of residential mortgage loans, CRE loans, student loans, auto loans and leases and dealer floorplan loans; investment and financing activities involving collateralized debt obligations (CDOs) backed by asset-backed and CRE securities, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. Involvements with these unconsolidated VIEs are recorded on our balance sheet primarily in trading assets, investment securities, loans, MSRs, other assets and other liabilities, as appropriate.

The following tables provide a summary of unconsolidated VIEs with which we have significant continuing involvement, but we are not the primary beneficiary. We do not consider our continuing involvement in an unconsolidated VIE to be significant when it relates to third-party sponsored VIEs for which we were not the transferor (unless we are servicer and have other significant forms of involvement) or if we were the sponsor but do not have any other significant continuing involvement.

Significant continuing involvement includes transactions where we were the sponsor or transferor and have other significant forms of involvement. Sponsorship includes transactions with unconsolidated VIEs where we solely or materially participated in the initial design or structuring of the entity or marketing of the transaction to investors. When we transfer assets to a VIE and account for the transfer as a sale, we are considered the transferor. We consider investments in securities (other than those held temporarily in trading), loans, guarantees, liquidity agreements, written options and servicing of collateral to be other forms of involvement that may be significant. We have excluded certain transactions with unconsolidated VIEs from the balances presented in the following table where we have determined that our continuing involvement is not significant due to the temporary nature and size of our variable interests, because we were not the transferor or because we were not involved in the design of the unconsolidated VIEs.

		Carrying value - asset (liability)
					Other
	Total	Debt and			commitments
	VIE	equity	Servicing		and	Net
(in millions)	assets	interests (1)	assets	Derivatives	guarantees	assets
September 30, 2014
Residential mortgage loan
securitizations:
Conforming (2)	$1,286,731	2,841	12,890	-	(620)	15,111
Other/nonconforming	33,222	1,727	221	-	(9)	1,939
Commercial mortgage securitizations	162,431	8,162	216	187	-	8,565
Collateralized debt obligations:
Debt securities	4,828	10	-	177	(107)	80
Loans (3)	5,590	5,465	-	-	-	5,465
Asset-based finance structures	7,894	5,365	-	(63)	-	5,302
Tax credit structures	20,543	6,773	-	-	(1,995)	4,778
Collateralized loan obligations	1,746	621	-	-	-	621
Investment funds	3,040	50	-	-	-	50
Other (4)	11,962	763	20	3	(11)	775
Total	$1,537,987	31,777	13,347	304	(2,742)	42,686

		Maximum exposure to loss
					Other
		Debt and			commitments
		equity	Servicing		and	Total
		interests	assets	Derivatives	guarantees	exposure
Residential mortgage loan
securitizations:
Conforming		$2,841	12,890	-	2,610	18,341
Other/nonconforming		1,727	221	-	347	2,295
Commercial mortgage securitizations		8,162	216	211	-	8,589
Collateralized debt obligations:
Debt securities		10	-	177	107	294
Loans (3)		5,465	-	-	-	5,465
Asset-based finance structures		5,365	-	63	1,007	6,435
Tax credit structures		6,773	-	-	503	7,276
Collateralized loan obligations		621	-	-	38	659
Investment funds		50	-	-	-	50
Other (4)		763	20	135	180	1,098
Total		$31,777	13,347	586	4,792	50,502

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

(1)  Includes total equity interests of $7.1 billion and $6.9 billion  at  September 30, 2014, and December 31, 2013, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)  Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.7 billion and $2.1 billion at September 30, 2014, and December 31, 2013, respectively, for certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)  Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current and 71% and 72% were rated as investment grade by the primary rating agencies at September 30, 2014, and December 31, 2013, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

(4)  Includes structured financing and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

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

OTHER TRANSACTIONS WITH VIEs  Auction rate securities (ARS) are debt instruments with long-term maturities, which re-price more frequently, and preferred equities with no maturity. At September 30, 2014, we held in our available-for-sale securities portfolio $573 million of ARS issued by VIEs compared with $653 million at December 31, 2013. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at September 30, 2014, and December 31, 2013, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.0 billion  and $1.9 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

Securitization Activity Related to Unconsolidated VIEs

We use VIEs to securitize consumer and CRE loans and other types of financial assets. We typically retain the servicing rights from these sales and may continue to hold other beneficial interests in the VIEs. We may also provide liquidity to investors in the beneficial interests and credit enhancements in the form of standby letters of credit. Through these securitizations we may be exposed to liability under limited amounts of recourse as well as standard representations and warranties we make to purchasers and issuers. The following table presents the cash flows with our securitization trusts that were involved in transfers accounted for as sales.

Note 7:   Securitizations and Variable Interest Entities  (continued)

	2014		2013
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets
Quarter ended September 30,
Sales proceeds from securitizations	$45,466	-	86,423	-
Fees from servicing rights retained	980	2	1,051	2
Cash flows from other interests held (1)	470	19	1,014	24
Purchases of delinquent assets	2	-	-	-
Servicing advances, net of repayments	(21)	-	(181)	-

Nine months ended September 30,
Sales proceeds from securitizations	$122,910	-	308,016	-
Fees from servicing rights retained	2,987	6	3,178	7
Cash flows from other interests held (1)	1,132	58	1,861	72
Purchases of delinquent assets	5	-	16	-
Servicing advances, net of repayments	(156)	-	633	-

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

In the third quarter and first nine months of 2014, we recognized net gains of $55 million and $152 million, respectively, from transfers accounted for as sales of financial assets in securitizations, compared with $28 million and $138 million, respectively, in the same periods of 2013. These net gains primarily relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.

Sales with continuing involvement during the third quarter and first nine months  of 2014 and 2013 predominantly related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the third quarter and first nine months of 2014, we transferred $40.9 billion and $111.4 billion respectively, in fair value of conforming residential mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $84.4 billion and $296.3 billion, respectively in the same periods of 2013. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first nine months of 2014 we recorded a $900 million servicing asset, measured at fair value using a Level 3 measurement technique, and a $34 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first nine months of 2013, we recorded a $2.9 billion servicing asset and a $127 million liability.

We used the following key weighted-average assumptions to measure residential mortgage servicing rights at the date of securitization:

	Residential mortgage
	servicing rights
	2014	2013
Quarter ended September 30,
Prepayment speed (1)	12.1%	9.6
Discount rate	7.7	7.5
Cost to service ($ per loan) (2)	$267	181

Nine months ended September 30,
Prepayment speed (1)	12.4%	11.2
Discount rate	7.6	7.2
Cost to service ($ per loan) (2)	$268	187

(1)  The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

(2)  Includes costs to service and unreimbursed foreclosure costs, which can vary period to period depending on the mix of modified government-guaranteed loans sold to GNMA.

During the third quarter and first nine months of 2014, we transferred $2.2 billion and $4.5 billion, respectively, in fair value of commercial mortgages to unconsolidated VIEs and recorded the transfers as sales, compared with $1.1 billion and $4.3 billion in the same periods of 2013, respectively. These transfers resulted in gains of $30 million and $71 million in the third quarter and first nine months of 2014, respectively, because the loans were carried at lower of cost or market value (LOCOM), compared with gains of $29 million and $129 million in the third quarter and first nine months of 2013. In connection with these transfers, in the first nine months of 2014 we recorded a servicing asset of $12 million, initially measured at fair value using a Level 3 measurement technique, and securities available-for-sale of $100 million, classified as Level 2. In the first nine months of 2013, we recorded a servicing asset of $14 million, using a Level 3 measurement technique, and available-for-sale securities of $54 million, classified as Level 2.

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

		Other interests held
	Residential
	mortgage	Interest-	Consumer		Commercial (2)
	servicing	only	Subordinated	Senior	Subordinated	Senior
($ in millions, except cost to service amounts)	rights (1)	strips	bonds	bonds	bonds	bonds
Fair value of interests held at September 30, 2014	$14,031	121	37	-	296	553
Expected weighted-average life (in years)	6.0	3.9	5.5	-	3.2	6.3

Key economic assumptions:
Prepayment speed assumption (3)	11.5%	11.3	7.1	-
Decrease in fair value from:
10% adverse change	$780	2	-	-
25% adverse change	1,859	6	-	-

Discount rate assumption	7.8%	18.7	4.0	-	4.8	3.1
Decrease in fair value from:
100 basis point increase	$708	2	2	-	8	29
200 basis point increase	1,351	4	3	-	16	56

Cost to service assumption ($ per loan)	181
Decrease in fair value from:
10% adverse change	620
25% adverse change	1,551

Credit loss assumption			0.4%	-	4.3	-
Decrease in fair value from:
10% higher losses			$-	-	1	-
25% higher losses			-	-	8	-

Fair value of interests held at December 31, 2013	$15,580	135	39	-	283	587
Expected weighted-average life (in years)	6.4	3.8	5.9	-	3.6	6.3

Key economic assumptions:
Prepayment speed assumption (3)	10.7%	10.7	6.7	-
Decrease in fair value from:
10% adverse change	$864	3	-	-
25% adverse change	2,065	7	-	-

Discount rate assumption	7.8%	18.3	4.4	-	4.5	3.6
Decrease in fair value from:
100 basis point increase	$840	2	2	-	30	30
200 basis point increase	1,607	5	4	-	38	58

Cost to service assumption ($ per loan)	191
Decrease in fair value from:
10% adverse change	636
25% adverse change	1,591

Credit loss assumption			0.4%	-	14.2	-
Decrease in fair value from:
10% higher losses			$-	-	29	-
25% higher losses			-	-	39	1

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

Note 7:   Securitizations and Variable Interest Entities  (continued)

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.6 billion at both September 30, 2014, and December 31, 2013. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at September 30, 2014, and December 31, 2013, results in a decrease in fair value of $194 million and $175 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.

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

					Net charge-offs
	Total loans		Delinquent loans		Nine months ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,
(in millions)	2014	2013	2014	2013	2014	2013
Commercial:
Real estate mortgage	$117,065	119,346	7,780	8,808	582	465
Total commercial	117,065	119,346	7,780	8,808	582	465
Consumer:
Real estate 1-4 family first mortgage	1,276,366	1,313,298	16,438	17,009	349	654
Real estate 1-4 family junior lien mortgage	1	1	-	-	-	-
Other revolving credit and installment	1,647	1,790	78	99	1	-
Total consumer	1,278,014	1,315,089	16,516	17,108	350	654
Total off-balance sheet securitized loans (1)	$1,395,079	1,434,435	24,296	25,916	932	1,119

(1)  At September 30, 2014, and December 31, 2013, the table includes total loans of $1.3 trillion at both dates and delinquent loans of $13.8 billion and $14.0 billion, respectively for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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

		Carrying value
	Total		Third
	VIE	Consolidated	party	Noncontrolling	Net
(in millions)	assets	assets	liabilities	interests	assets
September 30, 2014

Secured borrowings:
Municipal tender option bond securitizations	$7,616	6,580	(4,170)	-	2,410
Commercial real estate loans	305	305	(117)	-	188
Residential mortgage securitizations	4,940	5,190	(5,076)	-	114
Total secured borrowings	12,861	12,075	(9,363)	-	2,712
Consolidated VIEs:
Nonconforming residential
mortgage loan securitizations	5,913	5,276	(1,886)	-	3,390
Structured asset finance	50	50	(20)	-	30
Investment funds	988	988	(2)	-	986
Other	403	392	(159)	(1)	232
Total consolidated VIEs	7,354	6,706	(2,067)	(1)	4,638
Total secured borrowings and consolidated VIEs	$20,215	18,781	(11,430)	(1)	7,350
December 31, 2013

Secured borrowings:
Municipal tender option bond securitizations	$11,626	9,210	(7,874)	-	1,336
Commercial real estate loans	486	486	(277)	-	209
Residential mortgage securitizations	5,337	5,611	(5,396)	-	215
Total secured borrowings	17,449	15,307	(13,547)	-	1,760
Consolidated VIEs:
Nonconforming residential
mortgage loan securitizations	6,770	6,018	(2,214)	-	3,804
Structured asset finance	56	56	(18)	-	38
Investment funds	1,536	1,536	(70)	-	1,466
Other	582	512	(182)	(5)	325
Total consolidated VIEs	8,944	8,122	(2,484)	(5)	5,633
Total secured borrowings and consolidated VIEs	$26,393	23,429	(16,031)	(5)	7,393

In addition to the transactions included in the previous table, at both September 30, 2014, and December 31, 2013, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At September 30, 2014, we pledged approximately $6.5 billion in loans (principal and interest eligible to be capitalized), $275 million in available-for-sale securities and no cash and cash equivalents to collateralize the VIE’s borrowings, compared with $6.6 billion, $160 million and $180 million, respectively, at December 31, 2013. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.

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

We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2014	2013	2014	2013
Fair value, beginning of period	$13,900	14,185	15,580	11,538
Servicing from securitizations or asset transfers	340	954	900	2,949
Sales	-	-	-	(583)
Net additions	340	954	900	2,366
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (1)	251	61	(1,134)	3,314
Servicing and foreclosure costs (2)	(4)	(34)	(15)	(174)
Discount rates (3)	-	-	(55)	-
Prepayment estimates and other (4)	6	(240)	181	(725)
Net changes in valuation model inputs or assumptions	253	(213)	(1,023)	2,415
Other changes in fair value (5)	(462)	(425)	(1,426)	(1,818)
Total changes in fair value	(209)	(638)	(2,449)	597
Fair value, end of period	$14,031	14,501	14,031	14,501

(1)  Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

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

(5)  Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$1,196	1,176	1,229	1,160
Purchases	47	59	119	112
Servicing from securitizations or asset transfers	29	32	67	119
Amortization	(48)	(63)	(191)	(187)
Balance, end of period (1)	$1,224	1,204	1,224	1,204
Fair value of amortized MSRs (2):
Beginning of period	$1,577	1,533	1,575	1,400
End of period	1,647	1,525	1,647	1,525

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

	Sept. 30,	Dec. 31,
(in billions)	2014	2013
Residential mortgage servicing:
Serviced for others	$1,430	1,485
Owned loans serviced	342	338
Subserviced for others	5	6
Total residential servicing	1,777	1,829
Commercial mortgage servicing:
Serviced for others	440	419
Owned loans serviced	107	107
Subserviced for others	7	7
Total commercial servicing	554	533
Total managed servicing portfolio	$2,331	2,362
Total serviced for others	$1,870	1,904
Ratio of MSRs to related loans serviced for others	0.82%	0.88

The components of mortgage banking noninterest income were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2014	2013	2014	2013
Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,058	1,108	3,217	3,335
Late charges	49	56	153	174
Ancillary fees	74	91	241	258
Unreimbursed direct servicing costs (1)	(262)	(289)	(494)	(774)
Net servicing fees	919	966	3,117	2,993
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	253	(213)	(1,023)	2,415
Other changes in fair value (3)	(462)	(425)	(1,426)	(1,818)
Total changes in fair value of MSRs carried at fair value	(209)	(638)	(2,449)	597
Amortization	(48)	(63)	(191)	(187)
Net derivative gains (losses) from economic hedges (4)	17	239	2,175	(2,192)
Total servicing income, net	679	504	2,652	1,211
Net gains on mortgage loan origination/sales activities	954	1,104	2,214	5,993
Total mortgage banking noninterest income	$1,633	1,608	4,866	7,204
Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$270	26	1,152	223

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

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $984 million at September 30, 2014, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$766	2,222	899	2,206
Provision for
repurchase losses:
Loan sales	12	28	34	127
Change in estimate (1)	(93)	-	(135)	275
Total additions (reductions)	(81)	28	(101)	402
Losses	(16)	(829)	(129)	(1,187)
Balance, end of period	$669	1,421	669	1,421

(1)  Results from changes in investor demand, mortgage insurer practices, credit and the financial stability of correspondent lenders.

Note 9:  Intangible Assets

The gross carrying value of intangible assets and accumulated amortization was:

	September 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in millions)	value	amortization	value	value	amortization	value
Amortized intangible assets (1):
MSRs (2)	$2,825	(1,601)	1,224	2,639	(1,410)	1,229
Core deposit intangibles	12,834	(8,995)	3,839	12,834	(8,160)	4,674
Customer relationship and other intangibles	3,151	(2,259)	892	3,145	(2,061)	1,084
Total amortized intangible assets	$18,810	(12,855)	5,955	18,618	(11,631)	6,987
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$14,031			15,580
Goodwill	25,705			25,637
Trademark	14			14

(1)  Excludes fully amortized intangible assets.

(2)  See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2014. Future amortization expense may vary from these projections.

			Customer
		Core	relationship
	Amortized	deposit	and other
(in millions)	MSRs	intangibles	intangibles	Total
Nine months ended September 30, 2014 (actual)	$191	835	198	1,224
Estimate for the remainder of 2014	$62	278	61	401
Estimate for year ended December 31,
2015	234	1,022	223	1,479
2016	195	919	209	1,323
2017	152	851	194	1,197
2018	120	769	185	1,074
2019	103	-	9	112

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

The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

			Wealth,
	Community	Wholesale	Brokerage and	Consolidated
(in millions)	Banking	Banking	Retirement	Company
December 31, 2012 and September 30, 2013	$17,922	7,344	371	25,637
December 31, 2013	$17,922	7,344	371	25,637
Reduction in goodwill related to divested businesses	-	(11)	-	(11)
Goodwill from business combinations	-	87	-	87
Other	(8)	-	-	(8)
September 30, 2014	$17,914	7,420	371	25,705

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

	September 30, 2014
		Maximum exposure to loss
			Expires after	Expires after
		Expires in	one year	three years	Expires		Non-
	Carrying	one year	through	through	after five		investment
(in millions)	value	or less	three years	five years	years	Total	grade
Standby letters of credit (1)	$56	16,878	10,543	5,808	769	33,998	8,659
Securities lending and
other indemnifications (2)	-	-	10	29	5,949	5,988	-
Written put options (3)	561	6,962	5,046	3,029	2,991	18,028	6,351
Loans and MHFS sold with recourse (4)	73	130	512	837	5,182	6,661	3,753
Factoring guarantees (5)	-	2,207	-	-	-	2,207	2,207
Other guarantees	25	13	111	20	1,877	2,021	98
Total guarantees	$715	26,190	16,222	9,723	16,768	68,903	21,068

	December 31, 2013
		Maximum exposure to loss
			Expires after	Expires after
		Expires in	one year	three years			Non-
	Carrying	one year	through	through	Expires after		investment
(in millions)	value	or less	three years	five years	five years	Total	grade
Standby letters of credit (1)	$56	16,907	11,628	5,308	994	34,837	9,512
Securities lending and
other indemnifications (2)	-	-	3	18	3,199	3,220	25
Written put options (3)	907	4,775	2,967	3,521	2,725	13,988	4,311
Loans and MHFS sold with recourse (4)	86	116	418	849	5,014	6,397	3,674
Factoring guarantees (5)	-	2,915	-	-	-	2,915	2,915
Other guarantees (6)	33	34	111	16	971	1,132	113
Total guarantees	$1,082	24,747	15,127	9,712	12,903	62,489	20,550

(1)  Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $15.9 billion and $16.8 billion at September  30, 2014 and December 31, 2013, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)  Includes $247 million and $337 million at September 30, 2014 and December 31, 2013, respectively, in debt and equity securities lent from participating institutional client portfolios to third-party borrowers. Also includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $887 million and $769 million with related collateral of $5.8 billion and $3.7 billion at September 30, 2014 and December 31, 2013, respectively. Estimated maximum exposure to loss was $5.7 billion and $2.9 billion as of the same periods, respectively.

(3)  Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives).

(4)  Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $5 million and $10 million respectively, of loans associated with these agreements in the third quarter and first nine months of 2014, and $8 million and $26 million in the same periods of 2013, respectively.

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

Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is its extremely remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in the table above do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee agreements. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value, which is either fair value for derivative-related products or the allowance for lending-related commitments, is more representative of our exposure to loss than maximum exposure to loss.

Pledged Assets

As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. The following table provides the total carrying amount of pledged assets by asset type, of which substantially all are pursuant to agreements that do not permit the secured party to sell or repledge the collateral. The table excludes pledged consolidated VIE assets of $6.7 billion and $8.1 billion at September 30, 2014, and December 31, 2013, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $12.1 billion and $15.3 billion in assets pledged in transactions accounted for as secured borrowings at September 30, 2014 and December 31, 2013, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.

	Sept. 30,	Dec. 31,
(in millions)	2014	2013
Trading assets and other (1)	$50,493	30,288
Investment securities (2)	89,807	85,468
Loans (3)	419,386	381,597
Total pledged assets	$559,686	497,353

(1)

Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $50.4 billion and $29.0 billion at September 30, 2014, and December 31, 2013, respectively, under agreements that permit the secured parties to sell or repledge the collateral.

(2)

Includes $6.9 billion and $8.7 billion in collateral for repurchase agreements at September 30, 2014, and December 31, 2013, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $248 million in collateral pledged under repurchase agreements at September 30, 2014, that permit the secured parties to sell or repledge the collateral.

(3)

Represent loans carried at amortized cost, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.7 billion and $2.1 billion at September 30, 2014 and December 31, 2013, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

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

		Sept. 30,	Dec. 31,
(in millions)		2014	2013
Assets:
Resale and securities borrowing agreements
	Gross amounts recognized	$55,685	38,635
	Gross amounts offset in consolidated balance sheet (1)	(9,708)	(2,817)
	Net amounts in consolidated balance sheet (2)	45,977	35,818
	Collateral not recognized in consolidated balance sheet (3)	(45,924)	(35,768)
	Net amount (4)	$53	50
Liabilities:
Repurchase and securities lending agreements
	Gross amounts recognized	$57,219	38,032
	Gross amounts offset in consolidated balance sheet (1)	(9,708)	(2,817)
	Net amounts in consolidated balance sheet (5)	47,511	35,215
	Collateral pledged but not netted in consolidated balance sheet (6)	(47,033)	(34,770)
	Net amount (7)	$478	445

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.
(2)

At September 30, 2014 and December 31, 2013, includes $34.4 billion and $25.7 billion, respectively, classified on our consolidated balance sheet in Federal funds sold, securities purchased under resale agreements and other short-term investments and $11.6 billion and $10.1 billion, respectively, in Loans.

(3)

Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At September 30, 2014 and December 31, 2013, we have received total collateral with a fair value of $62.0 billion and $43.3 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $39.6 billion at September 30, 2014 and $23.8 billion at December 31, 2013.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)	Amount is classified in Short-term borrowings on our consolidated balance sheet.
(6)

Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At September 30, 2014 and December 31, 2013, we have pledged total collateral with a fair value of $57.6 billion and $39.0 billion, respectively, of which, the counterparty does not have the right to sell or repledge $7.2 billion as of September 30, 2014 and $10.0 billion as of December 31, 2013.

(7)	Represents the amount of our exposure that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

Note 11:  Legal Actions

The following supplements our discussion of certain matters previously reported in Note 15 (Legal Actions) to Financial Statements in our 2013 Form 10-K and Note 11 (Legal Actions) to Financial Statements in our 2014 first and second quarter Quarterly Reports on Form 10-Q for events occurring during third quarter 2014.

FHA INSURANCE  LITIGATION   On  October  9,  2012,  the  United States filed  a  complaint,  captioned  United  States  of  America  v. Wells  Fargo  Bank,  N.A.,  in  the  U.S.  District  Court  for  the Southern  District  of  New  York.  The  complaint  makes  claims  with respect  to  Wells  Fargo’s  Federal  Housing  Administration  (FHA) lending  program  for  the  period  2001  to  2010.  The  complaint alleges,  among  other  allegations,  that  Wells  Fargo  improperly certified  certain  FHA  mortgage  loans  for  United  States Department  of  Housing  and  Urban  Development  (HUD) insurance  that  did  not  qualify  for  the  program,  and  therefore Wells  Fargo  should  not  have  received  insurance  proceeds  from HUD when  some  of  the  loans  later  defaulted.  The  complaint further  alleges  Wells  Fargo  knew  some  of  the  mortgages  did not qualify for  insurance  and  did  not  disclose  the  deficiencies  to HUD before  making  insurance  claims.  On December 1,  2012, Wells  Fargo  filed  a  motion  in  the  U.S.  District  Court  for  the District  of  Columbia  seeking  to enforce  a  release  of  Wells  Fargo given by  the  United  States,  which  was  denied  on February  12,  2013.  On  April  11,  2013,  Wells  Fargo  appealed  the decision  to  the  U.S.  Court  of  Appeals  for  the  District  of Columbia Circuit. The Court affirmed the denial of Wells Fargo’s motion on June 20, 2014. Wells Fargo is in discussions with the United States about a possible resolution.

MARYLAND  MORTGAGE  LENDING  LITIGATION  On December 26, 2007, a class action complaint captioned Denise Minter, et al., v. Wells Fargo Bank, N.A., et al., was filed in the U.S. District Court for the District of Maryland. The complaint alleges that Wells Fargo and others violated provisions of the Real Estate Settlement Procedures Act and other laws by conducting mortgage lending business improperly through a general partnership, Prosperity Mortgage Company. The complaint asserts that Prosperity Mortgage Company was not a legitimate affiliated business and instead operated to conceal Wells Fargo Bank, N.A.'s role in the loans at issue. A plaintiff class of borrowers who received a mortgage loan from Prosperity Mortgage Company that was funded by Prosperity Mortgage Company's line of credit with Wells Fargo Bank, N.A. from 1993 to May 31, 2012, had been certified. Prior to trial, the Court narrowed the class action to borrowers who were referred to Prosperity Mortgage Company by Wells Fargo's partner and whose loans were transferred to Wells Fargo Bank, N.A. from 1993 to May 31, 2012. On May 6, 2013, the case went to trial. On June 6, 2013, the jury returned a verdict in favor of all defendants, including Wells Fargo. The plaintiffs appealed. The U.S. Court of Appeals for the Fourth Circuit affirmed the jury verdict on August 5, 2014 and the case is now concluded.

On July  8,  2008,  a  class  action  complaint  captioned  Stacey and Bradley  Petry,  et  al., v. Wells  Fargo  Bank,  N.A.,  et  al., was filed.  The  complaint  alleges  that  Wells  Fargo  and  others  violated the  Maryland  Finder’s  Fee  Act  in  the  closing  of  mortgage  loans  in Maryland.  On  March  13,  2013,  the  Court  held  the  plaintiff  class did not  have  sufficient  evidence  to  proceed  to  trial,  which  was previously  set for March  18,  2013.  On  June  20,  2013,  the  Court entered judgment  in favor of  the  defendants.  The  plaintiffs  appealed. The U.S. Court of Appeals for the Fourth Circuit affirmed the judgment in favor of the defendants on July 10, 2014. No further appeal has been taken and the case is now concluded.

ORDER OF POSTING LITIGATION  A series of putative class actions have been filed against Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as well as many other banks, challenging the high to low order in which the banks post debit card transactions to consumer deposit accounts. There are currently several such cases pending against Wells Fargo Bank (including the Wachovia Bank cases to which Wells Fargo succeeded), most of which have been consolidated in multi-district litigation proceedings in the U.S. District Court for the Southern District of Florida. The bank defendants moved to compel these cases to arbitration under recent Supreme Court authority. On November 22, 2011, the Judge denied the motion. The bank defendants appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. On October 26, 2012, the Eleventh Circuit affirmed the District Court’s denial of the motion. Wells Fargo renewed its motion to compel arbitration with respect to the unnamed putative class members. On April 8, 2013, the District Court denied the motion. Wells Fargo has appealed the decision to the Eleventh Circuit.

On August 10, 2010, the U.S. District Court for the Northern District of California issued an order in Gutierrez v. Wells Fargo Bank, N.A., a case that was not consolidated in the multi-district proceedings, enjoining the bank’s use of the high to low posting method for debit card transactions with respect to the plaintiff class of California depositors, directing the bank to establish a different posting methodology and ordering remediation of approximately $203 million. On October 26, 2010, a final judgment was entered in Gutierrez. On October 28, 2010, Wells Fargo appealed to the U.S. Court of Appeals for the Ninth Circuit. On December 26, 2012, the Ninth Circuit reversed the order requiring Wells Fargo to change its order of posting and vacated the portion of the order granting remediation of approximately $203 million on the grounds of federal pre-emption. The Ninth Circuit affirmed the District Court’s finding that Wells Fargo violated a California state law prohibition on fraudulent representations and remanded the case to the District Court for further proceedings. On August 5, 2013, the District Court entered a judgment against Wells Fargo in the approximate amount of $203 million, together with post-judgment interest thereon from October 25, 2010, and, effective as of July 15, 2013, enjoined Wells Fargo from making or disseminating additional misrepresentations about its order of posting of transactions. On August 7, 2013, Wells Fargo appealed the judgment to the Ninth Circuit. On October 29, 2014, the Ninth Circuit affirmed the trial court’s judgment against Wells Fargo for approximately $203 million, but limited the injunction to debit card transactions. Wells Fargo is presently considering its options.

SECURITIES LENDING LITIGATION  Wells Fargo Bank, N.A. is involved in five separate pending actions brought by securities lending customers of Wells Fargo and Wachovia Bank in various courts. In general, each of the cases alleges that Wells Fargo violated fiduciary and contractual duties by investing collateral for loaned securities in investments that suffered losses. One of the cases, filed on March 27, 2012, is composed of a class of Wells Fargo securities lending

Note 11:   Legal Actions  (continued)

customers in a case captioned City of Farmington Hills Employees Retirement System v. Wells Fargo Bank, N.A. The class action was pending in the U.S. District Court for the District of Minnesota. On April 12, 2014, the parties reached a settlement. The Court granted final approval of the settlement on August 14, 2014.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was approximately $950 million as of September 30, 2014. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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

	September 30, 2014			December 31, 2013
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives
Derivatives designated as hedging instruments
Interest rate contracts (1)	$136,015	4,636	2,099	100,412	4,315	2,528
Foreign exchange contracts (1)	26,510	857	1,066	26,483	1,091	847
Total derivatives designated as
qualifying hedging instruments		5,493	3,165		5,406	3,375
Derivatives not designated as hedging instruments
Free-standing derivatives (economic hedges):
Interest rate contracts (2)	228,343	258	355	220,577	595	897
Equity contracts	4,670	379	61	3,273	349	206
Foreign exchange contracts	17,850	507	108	10,064	21	35
Other derivatives	2,058	1	26	2,160	13	16
Subtotal		1,145	550		978	1,154
Customer accommodation, trading and other
free-standing derivatives:
Interest rate contracts	4,162,398	39,623	40,562	4,030,068	50,936	53,113
Commodity contracts	99,599	2,575	2,575	96,889	2,673	2,603
Equity contracts	147,924	8,764	6,874	96,379	7,475	7,588
Foreign exchange contracts	235,290	4,518	4,460	164,160	3,731	3,626
Credit contracts - protection sold	14,207	208	1,073	19,501	354	1,532
Credit contracts - protection purchased	17,848	860	215	23,314	1,147	368
Subtotal		56,548	55,759		66,316	68,830
Total derivatives not designated as hedging instruments		57,693	56,309		67,294	69,984
Total derivatives before netting		63,186	59,474		72,700	73,359
Netting (3)		(48,187)	(46,864)		(56,894)	(63,739)
Total		$14,999	12,610		15,806	9,620

(1)  Notional amounts presented exclude $1.9 billion of interest rate contracts at both September 30, 2014 and December 31, 2013, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at September 30, 2014, excludes $1.2 billion for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)  Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans, derivative loan commitments and other interests held.

(3)  Represents balance sheet netting of derivative asset and liability balances, and related cash collateral. See the next table in this Note for further information.

Note 12:   Derivatives  (continued)

The following table provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table include $50.1 billion and $53.7 billion of gross derivative assets and liabilities, respectively, at September 30, 2014, and $59.8 billion and $66.1 billion, respectively, at December 31, 2013, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $13.1 billion and $5.8 billion, respectively, at September 30, 2014 and $12.9 billion and $7.3 billion, respectively, at December 31, 2013, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.

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

				Gross amounts
		Gross amounts		not offset in
		offset in	Net amounts in	consolidated		Percent
	Gross	consolidated	consolidated	balance sheet		traded in
	amounts	balance	balance	(Disclosure-only	Net	over-the-counter
(in millions)	recognized	sheet (1)	sheet (2)	netting) (3)	amounts	market (4)
September 30, 2014
Derivative assets
Interest rate contracts	$44,517	(38,421)	6,096	(627)	5,469	59%
Commodity contracts	2,575	(749)	1,826	(72)	1,754	45
Equity contracts	9,143	(3,541)	5,602	(254)	5,348	59
Foreign exchange contracts	5,882	(4,507)	1,375	(40)	1,335	99
Credit contracts-protection sold	208	(191)	17	-	17	94
Credit contracts-protection purchased	860	(778)	82	(1)	81	100
Other contracts	1	-	1	-	1	100
Total derivative assets	$63,186	(48,187)	14,999	(994)	14,005
Derivative liabilities
Interest rate contracts	$43,016	(37,601)	5,415	(4,156)	1,259	58%
Commodity contracts	2,575	(923)	1,652	(27)	1,625	84
Equity contracts	6,935	(3,304)	3,631	(525)	3,106	87
Foreign exchange contracts	5,634	(4,056)	1,578	(137)	1,441	100
Credit contracts-protection sold	1,073	(807)	266	(223)	43	100
Credit contracts-protection purchased	215	(173)	42	(32)	10	92
Other contracts	26	-	26	-	26	100
Total derivative liabilities	$59,474	(46,864)	12,610	(5,100)	7,510
December 31, 2013
Derivative assets
Interest rate contracts	$55,846	(48,271)	7,575	(1,101)	6,474	65%
Commodity contracts	2,673	(659)	2,014	(72)	1,942	52
Equity contracts	7,824	(3,254)	4,570	(239)	4,331	81
Foreign exchange contracts	4,843	(3,567)	1,276	(9)	1,267	100
Credit contracts-protection sold	354	(302)	52	-	52	92
Credit contracts-protection purchased	1,147	(841)	306	(33)	273	100
Other contracts	13	-	13	-	13	100
Total derivative assets	$72,700	(56,894)	15,806	(1,454)	14,352
Derivative liabilities
Interest rate contracts	$56,538	(53,902)	2,636	(482)	2,154	66%
Commodity contracts	2,603	(952)	1,651	(11)	1,640	73
Equity contracts	7,794	(3,502)	4,292	(124)	4,168	94
Foreign exchange contracts	4,508	(3,652)	856	-	856	100
Credit contracts-protection sold	1,532	(1,432)	100	-	100	100
Credit contracts-protection purchased	368	(299)	69	-	69	89
Other contracts	16	-	16	-	16	100
Total derivative liabilities	$73,359	(63,739)	9,620	(617)	9,003

(1)

Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $247 million and $236 million related to derivative assets and $60 million and $67 million related to derivative liabilities as of September 30, 2014 and December 31, 2013, respectively. Cash collateral totaled $5.1 billion and $3.9 billion, netted against derivative assets and liabilities, respectively, at September 30, 2014, and $4.3 billion and $11.3 billion, respectively, at December 31, 2013.

(2)

Net derivative assets of $10.7 billion and $14.4 billion are classified in Trading assets as of September 30, 2014 and December 31, 2013, respectively. $4.3 billion and $1.4 billion are classified in Other assets in the consolidated balance sheet as of September 30, 2014 and December 31, 2013, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.

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

Note 12:   Derivatives  (continued)

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

	Interest rate			Foreign exchange		Total net
	contracts hedging:			contracts hedging:		gains
						(losses)
	Available-	Mortgages		Available-		on fair
	for-sale	held for	Long-term	for-sale	Long-term	value
(in millions)	securities	sale	debt	securities	debt	hedges

Quarter ended September 30, 2014
Net interest income (expense) recognized on derivatives	$(183)	(2)	467	(1)	82	363

Gains (losses) recorded in noninterest income
Recognized on derivatives	(28)	1	18	294	(1,274)	(989)
Recognized on hedged item	23	(5)	37	(286)	1,305	1,074
Net recognized on fair value hedges (ineffective portion) (1)	$(5)	(4)	55	8	31	85

Quarter ended September 30, 2013
Net interest income (expense) recognized on derivatives	$(155)	(10)	413	(2)	69	315

Gains (losses) recorded in noninterest income
Recognized on derivatives	165	45	(406)	(273)	687	218
Recognized on hedged item	(174)	(42)	349	271	(678)	(274)
Net recognized on fair value hedges (ineffective portion) (1)	$(9)	3	(57)	(2)	9	(56)

Nine months ended September 30, 2014
Net interest income (expense) recognized on derivatives	$(536)	(12)	1,371	(9)	232	1,046

Gains (losses) recorded in noninterest income
Recognized on derivatives	(973)	(25)	1,801	275	(860)	218
Recognized on hedged item	947	14	(1,530)	(271)	931	91
Net recognized on fair value hedges (ineffective portion) (1)	$(26)	(11)	271	4	71	309

Nine months ended September 30, 2013
Net interest income (expense) recognized on derivatives	$(416)	(7)	1,205	(4)	206	984

Gains (losses) recorded in noninterest income
Recognized on derivatives	1,368	36	(2,800)	39	(693)	(2,050)
Recognized on hedged item	(1,352)	(43)	2,613	(32)	650	1,836
Net recognized on fair value hedges (ineffective portion) (1)	$16	(7)	(187)	7	(43)	(214)

(1)    Both the third quarter and first nine months of 2014 included $0 million  and the third quarter and first nine months of 2013 included $(1) million and $(5) million, respectively, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency available-for-sale securities and long-term debt that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

We use derivatives to hedge certain financial instruments against future interest rate increases and to limit the variability of cash flows on certain financial instruments due to changes in the benchmark interest rate. For more information on cash flow hedges, see Note 16 (Derivatives) to Financial Statements in our 2013 Form 10-K.

Based upon current interest rates, we estimate that $601 million (pre tax) of deferred net gains on derivatives in OCI at September 30, 2014, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years for both hedges of floating-rate debt and floating-rate commercial loans.

The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

		Quarter	Nine months
	ended September 30,		ended September 30,
(in millions)	2014	2013	2014	2013
Gains (losses) (pre tax) recognized in OCI on derivatives	$(34)	(7)	222	(10)
Gains (pre tax) reclassified from cumulative OCI into net income (1)	127	69	348	225
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	-	(1)	1	-

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

The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains of $17 million and $2.2 billion  in  third quarter and first nine months of 2014, respectively, and net derivative gains of $239 million and net losses of $2.2 billion in third quarter and first nine months of 2013, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset  of $28 million at September 30, 2014 and a net liability of $531 million at December 31, 2013. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $67  million and a net liability of $26 million at September 30, 2014 and December 31, 2013, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the first table in this Note.

For more information on free-standing derivatives, see Note 16 (Derivatives) to Financial Statements in our 2013 Form 10-K.

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter		Nine months
	ended Sept. 30,		ended Sept. 30,
(in millions)	2014	2013	2014	2013
Net gains (losses) recognized on free-standing derivatives (economic hedges):
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (1)	$85	109	926	1,837
Other (2)	(25)	(3)	(150)	95
Equity contracts (3)	(47)	(50)	76	(88)
Foreign exchange contracts (2)	530	(227)	482	(207)
Credit contracts (2)	(1)	-	(1)	(6)
Other (2)	(12)	-	(21)	-
Subtotal	530	(171)	1,312	1,631
Net gains (losses) recognized on customer accommodation, trading and other free-standing derivatives:
Interest rate contracts
Recognized in noninterest income:
Mortgage banking (4)	142	210	930	(696)
Other (5)	4	(13)	(724)	568
Commodity contracts (5)	23	52	60	276
Equity contracts (5)	(197)	(153)	(505)	(410)
Foreign exchange contracts (5)	185	69	599	484
Credit contracts (5)	9	(11)	41	(31)
Subtotal	166	154	401	191
Net gains recognized related to derivatives not designated
as hedging instruments	$696	(17)	1,713	1,822

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

Note 12:   Derivatives  (continued)

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

The following table provides details of sold and purchased credit derivatives.

		Notional amount
			Protection	Protection
			sold -	purchased	Net
			non-	with	protection	Other
	Fair value	Protection	investment	identical	sold	protection	Range of
(in millions)	liability	sold (A)	grade	underlyings (B)	(A) - (B)	purchased	maturities
September 30, 2014
Credit default swaps on:
Corporate bonds	$49	7,887	4,292	5,090	2,797	3,585	2014-2021
Structured products	746	1,202	953	682	520	341	2017-2052
Credit protection on:
Default swap index	-	1,812	279	1,479	333	502	2014-2019
Commercial mortgage-
backed securities index	257	1,020	5	626	394	337	2047-2063
Asset-backed securities index	20	52	-	1	51	84	2045-2046
Other	1	2,234	2,235	-	2,234	5,121	2014-2025
Total credit derivatives	$1,073	14,207	7,764	7,878	6,329	9,970

December 31, 2013
Credit default swaps on:
Corporate bonds	$48	10,947	5,237	6,493	4,454	5,557	2014-2021
Structured products	1,091	1,553	1,245	894	659	389	2016-2052
Credit protection on:
Default swap index	-	3,270	388	2,471	799	898	2014-2018
Commercial mortgage-backed securities index (1)	344	1,106	1	535	571	535	2049-2052
Asset-backed securities index (1)	48	55	-	1	54	87	2045-2046
Other	1	2,570	2,570	3	2,567	5,451	2014-2025
Total credit derivatives	$1,532	19,501	9,441	10,397	9,104	12,917

(1)				Amounts previously reported for "Protection sold - non-investment grade" have been revised to reflect a corrected determination of the investment grade status of sold credit protection.

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

Credit-Risk Contingent Features

Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $11.3 billion at September 30, 2014, and $14.3 billion at December 31, 2013, for which we posted $9.0 billion and $12.2  billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on September 30, 2014, or December 31, 2013, we would have been required to post additional collateral of $2.3 billion or $2.5 billion, respectively, or potentially settle the contract in an amount equal to its fair value.

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

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

September 30, 2014
Trading assets (excluding derivatives)	$-	-	-	2,066	107	-
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	-	-	-	8,979	5,815	-
Securities of U.S. states and political subdivisions	-	-	-	-	43,153	65
Mortgage-backed securities	-	154	-	-	139,808	142
Other debt securities (1)	-	837	654	-	40,383	578
Total debt securities	-	991	654	8,979	229,159	785
Total marketable equity securities	-	-	-	34	573	-
Total available-for-sale securities	-	991	654	9,013	229,732	785
Derivatives (trading and other assets)	-	7	-	-	289	1
Derivatives (liabilities)	-	(1)	-	-	(292)	-
Other liabilities	-	-	-	(21)	-	-

December 31, 2013
Trading assets (excluding derivatives)	$-	122	1	1,804	652	3
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	-	-	-	557	5,723	-
Securities of U.S. states and political subdivisions	-	-	-	-	39,257	63
Mortgage-backed securities	-	621	-	-	148,074	180
Other debt securities (1)	-	1,537	722	-	44,681	746
Total debt securities	-	2,158	722	557	237,735	989
Total marketable equity securities	-	-	-	-	630	-
Total available-for-sale securities	-	2,158	722	557	238,365	989
Derivatives (trading and other assets)	-	5	-	-	417	3
Derivatives (liabilities)	-	(12)	-	-	(418)	-
Other liabilities	-	(115)	-	-	(36)	-

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities recorded at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3		Netting		Total
September 30, 2014
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$9,653	3,670	-		-		13,323
Securities of U.S. states and political subdivisions	-	2,189	7		-		2,196
Collateralized loan and other debt obligations (1)	-	107	483		-		590
Corporate debt securities	-	9,178	39		-		9,217
Mortgage-backed securities	-	16,479	3		-		16,482
Asset-backed securities	-	850	82		-		932
Equity securities	10,127	26	10		-		10,163
Total trading securities (2)	19,780	32,499	624		-		52,903
Other trading assets	2,805	1,276	46		-		4,127
Total trading assets (excluding derivatives)	22,585	33,775	670		-		57,030
Securities of U.S. Treasury and federal agencies	8,979	5,815	-		-		14,794
Securities of U.S. states and political subdivisions	-	43,153	2,652	(3)	-		45,805
Mortgage-backed securities:
Federal agencies	-	112,613	-		-		112,613
Residential	-	10,045	31		-		10,076
Commercial	-	17,304	111		-		17,415
Total mortgage-backed securities	-	139,962	142		-		140,104
Corporate debt securities	84	15,973	257		-		16,314
Collateralized loan and other debt obligations (4)	-	20,734	1,189	(3)	-		21,923
Asset-backed securities:
Auto loans and leases	-	30	253	(3)	-		283
Home equity loans	-	734	-		-		734
Other asset-backed securities	-	4,283	1,437	(3)	-		5,720
Total asset-backed securities	-	5,047	1,690		-		6,737
Other debt securities	-	39	-		-		39
Total debt securities	9,063	230,723	5,930		-		245,716
Marketable equity securities:
Perpetual preferred securities (5)	470	573	668	(3)	-		1,711
Other marketable equity securities	800	24	-		-		824
Total marketable equity securities	1,270	597	668		-		2,535
Total available-for-sale securities	10,333	231,320	6,598		-		248,251
Mortgages held for sale	-	13,472	2,283		-		15,755
Loans held for sale	-	1	-		-		1
Loans	-	-	5,849		-		5,849
Mortgage servicing rights (residential)	-	-	14,031		-		14,031
Derivative assets:
Interest rate contracts	37	44,142	338		-		44,517
Commodity contracts	-	2,565	10		-		2,575
Equity contracts	3,713	4,334	1,096		-		9,143
Foreign exchange contracts	51	5,831	-		-		5,882
Credit contracts	-	532	536		-		1,068
Other derivative contracts	-	-	1		-		1
Netting	-	-	-		(48,187)	(6)	(48,187)
Total derivative assets (7)	3,801	57,404	1,981		(48,187)		14,999
Other assets	-	-	2,061		-		2,061
Total assets recorded at fair value	$36,719	335,972	33,473		(48,187)		357,977
Derivative liabilities:
Interest rate contracts	$(24)	(42,768)	(224)		-		(43,016)
Commodity contracts	-	(2,565)	(10)		-		(2,575)
Equity contracts	(924)	(4,775)	(1,236)		-		(6,935)
Foreign exchange contracts	(42)	(5,592)	-		-		(5,634)
Credit contracts	-	(541)	(747)		-		(1,288)
Other derivative contracts	-	-	(26)		-		(26)
Netting	-	-	-		46,864	(6)	46,864
Total derivative liabilities (7)	(990)	(56,241)	(2,243)		46,864		(12,610)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(7,511)	(1,750)	-		-		(9,261)
Securities of U.S. states and political subdivisions	-	(23)	-		-		(23)
Corporate debt securities	-	(4,803)	-		-		(4,803)
Equity securities	(2,030)	(3)	-		-		(2,033)
Other securities	-	(12)	(5)		-		(17)
Total short sale liabilities	(9,541)	(6,591)	(5)		-		(16,137)
Other liabilities (excluding derivatives)	-	-	(29)		-		(29)
Total liabilities recorded at fair value	$(10,531)	(62,832)	(2,277)		46,864		(28,776)

(1)  Includes collateralized debt obligations of $1 million.

(2)  Net gains (losses) from trading activities recognized in the income statement for the first nine months of 2014 and 2013 include $90 million  and $(215) million in net unrealized gains (losses) on trading securities held at September 30, 2014 and 2013, respectively.

(3)  Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(4)  Includes collateralized debt obligations of $557 million.

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

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended September 30, 2014
Trading assets (excluding derivatives)	$-	-	15	(1)	1	(15)	-
Available-for-sale securities	-	-	218	-	-	(218)	-
Mortgages held for sale	-	-	24	(36)	36	(24)	-
Loans	-	-	-	-	-	-	-
Net derivative assets and liabilities (2)	-	-	(16)	83	(83)	16	-
Total transfers	$-	-	241	46	(46)	(241)	-
Quarter ended September 30, 2013
Trading assets (excluding derivatives)	$-	(1)	15	(14)	15	(15)	-
Available-for-sale securities	-	-	12	(77)	77	(12)	-
Mortgages held for sale	-	-	177	(77)	77	(177)	-
Loans	-	-	48	-	-	(48)	-
Net derivative assets and liabilities (2)	-	-	(188)	32	(32)	188	-
Total transfers	$-	(1)	64	(136)	137	(64)	-
Nine months ended September 30, 2014
Trading assets (excluding derivatives)	$-	-	55	(29)	29	(55)	-
Available-for-sale securities	-	(8)	323	(148)	148	(315)	-
Mortgages held for sale	-	-	146	(232)	232	(146)	-
Loans	-	-	49	(270)	270	(49)	-
Net derivative assets and liabilities (2)	-	-	(103)	83	(83)	103	-
Total transfers	$-	(8)	470	(596)	596	(462)	-
Nine months ended September 30, 2013
Trading assets (excluding derivatives) (3)	$-	(247)	483	(40)	41	(237)	-
Available-for-sale securities (3)	17	-	10,853	(94)	77	(10,853)	-
Mortgages held for sale	-	-	316	(255)	255	(316)	-
Loans	-	-	154	-	-	(154)	-
Net derivative assets and liabilities (2)	-	-	(139)	32	(32)	139	-
Total transfers	$17	(247)	11,667	(357)	341	(11,421)	-

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

(3)  For the first nine months of 2013, consists of $202 million of collateralized loan obligations classified as trading assets and $10.6 billion classified as available-for-sale securities that we transferred from Level 3 to Level 2 in first quarter 2013 as a result of increased observable market data in the valuation of such instruments.

Note 13:   Fair Values of Assets and Liabilities  (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2014, are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Quarter ended September 30, 2014
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$8	-	-	(1)	-	-	7	-
Collateralized loan and other debt obligations	581	22	-	(109)	-	(11)	483	(7)
Corporate debt securities	62	(6)	-	(15)	1	(3)	39	(1)
Mortgage-backed securities	1	-	-	2	-	-	3	-
Asset-backed securities	91	(2)	-	(7)	-	-	82	(2)
Equity securities	13	-	-	(3)	-	-	10	-
Total trading securities	756	14	-	(133)	1	(14)	624	(10)
Other trading assets	49	(2)	-	-	-	(1)	46	-
Total trading assets
(excluding derivatives)	805	12	-	(133)	1	(15)	670	(10)	(3)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	3,169	2	(75)	(226)	-	(218)	2,652	-
Mortgage-backed securities:
Residential	41	-	(1)	(9)	-	-	31	-
Commercial	136	12	(9)	(28)	-	-	111	-
Total mortgage-backed
securities	177	12	(10)	(37)	-	-	142	-
Corporate debt securities	284	12	(10)	(29)	-	-	257	-
Collateralized loan and other debt obligations	1,326	14	7	(158)	-	-	1,189	-
Asset-backed securities:
Auto loans and leases	272	-	(19)	-	-	-	253	-
Home equity loans	-	-	-	-	-	-	-	-
Other asset-backed securities	1,295	2	12	128	-	-	1,437	-
Total asset-backed securities	1,567	2	(7)	128	-	-	1,690	-
Total debt securities	6,523	42	(95)	(322)	-	(218)	5,930	-	(4)
Marketable equity securities:
Perpetual preferred securities	700	4	(17)	(19)	-	-	668	-
Other marketable equity securities	-	-	-	-	-	-	-	-
Total marketable
equity securities	700	4	(17)	(19)	-	-	668	-	(5)
Total available-for-sale
securities	7,223	46	(112)	(341)	-	(218)	6,598	-
Mortgages held for sale	2,396	(30)	-	(95)	36	(24)	2,283	(31)	(6)
Loans	5,926	(44)	-	(33)	-	-	5,849	(38)	(6)
Mortgage servicing rights (residential) (7)	13,900	(209)	-	340	-	-	14,031	253	(6)
Net derivative assets and liabilities:
Interest rate contracts	183	165	-	(234)	-	-	114	55
Commodity contracts	2	(1)	-	(1)	-	-	-	-
Equity contracts	(50)	99	-	(122)	(83)	16	(140)	46
Foreign exchange contracts	2	-	-	(2)	-	-	-	-
Credit contracts	(266)	8	-	47	-	-	(211)	10
Other derivative contracts	(13)	(12)	-	-	-	-	(25)	-
Total derivative contracts	(142)	259	-	(312)	(83)	16	(262)	111	(8)
Other assets	2,005	62	-	(6)	-	-	2,061	3	(3)
Short sale liabilities	-	-	-	(5)	-	-	(5)	-	(3)
Other liabilities (excluding derivatives)	(45)	(3)	-	19	-	-	(29)	-	(6)

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

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2014.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2014
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$4	(5)	-	-	(1)
Collateralized loan and other debt obligations	267	(376)	-	-	(109)
Corporate debt securities	36	(45)	-	(6)	(15)
Mortgage-backed securities	3	(1)	-	-	2
Asset-backed securities	4	(1)	-	(10)	(7)
Equity securities	-	-	-	(3)	(3)
Total trading securities	314	(428)	-	(19)	(133)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	314	(428)	-	(19)	(133)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	-	-	16	(242)	(226)
Mortgage-backed securities:
Residential	-	(9)	-	-	(9)
Commercial	-	(23)	-	(5)	(28)
Total mortgage-backed
securities	-	(32)	-	(5)	(37)
Corporate debt securities	3	(23)	-	(9)	(29)
Collateralized loan and other debt obligations	1	-	-	(159)	(158)
Asset-backed securities:
Auto loans and leases	-	-	-	-	-
Home equity loans	-	-	-	-	-
Other asset-backed securities	-	(2)	230	(100)	128
Total asset-backed securities	-	(2)	230	(100)	128
Total debt securities	4	(57)	246	(515)	(322)
Marketable equity securities:
Perpetual preferred securities	-	-	-	(19)	(19)
Other marketable equity securities	-	-	-	-	-
Total marketable
equity securities	-	-	-	(19)	(19)
Total available-for-sale
securities	4	(57)	246	(534)	(341)
Mortgages held for sale	60	-	-	(155)	(95)
Loans	56	-	103	(192)	(33)
Mortgage servicing rights (residential)	-	-	340	-	340
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	(234)	(234)
Commodity contracts	-	-	-	(1)	(1)
Equity contracts	-	(1)	-	(121)	(122)
Foreign exchange contracts	-	-	-	(2)	(2)
Credit contracts	-	34	-	13	47
Other derivative contracts	-	-	-	-	-
Total derivative contracts	-	33	-	(345)	(312)
Other assets	-	-	-	(6)	(6)
Short sale liabilities	4	(9)	-	-	(5)
Other liabilities (excluding derivatives)	-	-	-	19	19

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
Quarter ended September 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$40	-	-	(1)	-	-	39	-
Collateralized loan and other debt obligations	495	10	-	38	-	-	543	7
Corporate debt securities	14	2	-	5	15	-	36	1
Mortgage-backed securities	9	-	-	7	-	(15)	1	-
Asset-backed securities	109	10	-	(19)	-	-	100	20
Equity securities	-	-	-	-	-	-	-	-
Total trading securities	667	22	-	30	15	(15)	719	28
Other trading assets	63	(3)	-	-	-	-	60	(1)
Total trading assets
(excluding derivatives)	730	19	-	30	15	(15)	779	27	(3)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	3,759	3	1	(162)	53	(11)	3,643	-
Mortgage-backed securities:
Residential	98	8	(2)	(16)	-	-	88	-
Commercial	194	(2)	3	(6)	-	(1)	188	(2)
Total mortgage-backed
securities	292	6	1	(22)	-	(1)	276	(2)
Corporate debt securities	243	2	(9)	(2)	-	-	234	-
Collateralized loan and other debt obligations	3,227	(2)	16	145	-	-	3,386	-
Asset-backed securities:
Auto loans and leases	4,872	1	(3)	304	-	-	5,174	-
Home equity loans	-	-	-	-	-	-	-	-
Other asset-backed securities	2,948	2	29	208	24	-	3,211	-
Total asset-backed securities	7,820	3	26	512	24	-	8,385	-
Total debt securities	15,341	12	35	471	77	(12)	15,924	(2)	(4)
Marketable equity securities:
Perpetual preferred securities	788	3	(36)	(15)	-	-	740	-
Other marketable equity securities	-	-	-	-	-	-	-	-
Total marketable
equity securities	788	3	(36)	(15)	-	-	740	-	(5)
Total available-for-sale
securities	16,129	15	(1)	456	77	(12)	16,664	(2)
Mortgages held for sale	2,641	4	-	(112)	77	(177)	2,433	5	(6)
Loans	5,860	(17)	-	10	-	(48)	5,805	(13)	(6)
Mortgage servicing rights (residential) (7)	14,185	(638)	-	954	-	-	14,501	(213)	(6)
Net derivative assets and liabilities:
Interest rate contracts	(561)	224	-	591	-	-	254	220
Commodity contracts	(12)	(4)	-	(24)	(1)	45	4	10
Equity contracts	27	(13)	-	(50)	(32)	143	75	(7)
Foreign exchange contracts	(29)	32	-	-	1	-	4	32
Credit contracts	(799)	(7)	-	110	-	-	(696)	11
Other derivative contracts	(36)	13	-	(1)	-	-	(24)	-
Total derivative contracts	(1,410)	245	-	626	(32)	188	(383)	266	(8)
Other assets	731	52	-	255	-	-	1,038	(2)	(3)
Short sale liabilities	-	-	-	-	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(43)	12	-	(10)	-	-	(41)	1	(6)

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
Quarter ended September 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$2	(3)	-	-	(1)
Collateralized loan and other debt obligations	172	(135)	-	1	38
Corporate debt securities	5	-	-	-	5
Mortgage-backed securities	425	(418)	-	-	7
Asset-backed securities	2	(9)	-	(12)	(19)
Equity securities	-	-	-	-	-
Total trading securities	606	(565)	-	(11)	30
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	606	(565)	-	(11)	30
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	-	(1)	21	(182)	(162)
Mortgage-backed securities:
Residential	-	(16)	-	-	(16)
Commercial	-	1	-	(7)	(6)
Total mortgage-backed
securities	-	(15)	-	(7)	(22)
Corporate debt securities	-	-	-	(2)	(2)
Collateralized loan and other debt obligations	216	-	-	(71)	145
Asset-backed securities:
Auto loans and leases	750	-	509	(955)	304
Home equity loans	-	-	-	-	-
Other asset-backed securities	496	-	173	(461)	208
Total asset-backed securities	1,246	-	682	(1,416)	512
Total debt securities	1,462	(16)	703	(1,678)	471
Marketable equity securities:
Perpetual preferred securities	-	-	-	(15)	(15)
Other marketable equity securities	-	-	-	-	-
Total marketable
equity securities	-	-	-	(15)	(15)
Total available-for-sale
securities	1,462	(16)	703	(1,693)	456
Mortgages held for sale	55	-	-	(167)	(112)
Loans	1	-	112	(103)	10
Mortgage servicing rights (residential)	-	1	953	-	954
Net derivative assets and liabilities:
Interest rate contracts	-	(9)	-	600	591
Commodity contracts	(2)	2	-	(24)	(24)
Equity contracts	(269)	130	-	89	(50)
Foreign exchange contracts	-	-	-	-	-
Credit contracts	-	(3)	-	113	110
Other derivative contracts	-	-	-	(1)	(1)
Total derivative contracts	(271)	120	-	777	626
Other assets	263	(1)	-	(7)	255
Short sale liabilities	-	-	-	-	-
Other liabilities (excluding derivatives)	-	-	-	(10)	(10)

Note 13:   Fair Values of Assets and Liabilities  (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2014 are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Nine months ended September 30, 2014
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$39	-	-	(1)	-	(31)	7	-
Collateralized loan and other debt obligations	541	36	-	(83)	4	(15)	483	(38)
Corporate debt securities	53	(9)	-	(26)	25	(4)	39	(1)
Mortgage-backed securities	1	-	-	2	-	-	3	-
Asset-backed securities	122	24	-	(60)	-	(4)	82	24
Equity securities	13	-	-	(3)	-	-	10	(1)
Total trading securities	769	51	-	(171)	29	(54)	624	(16)
Other trading assets	54	(7)	-	-	-	(1)	46	1
Total trading assets
(excluding derivatives)	823	44	-	(171)	29	(55)	670	(15)	(3)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	3,214	11	(66)	(251)	59	(315)	2,652	(2)
Mortgage-backed securities:
Residential	64	10	(3)	(40)	-	-	31	-
Commercial	138	11	(1)	(37)	-	-	111	(2)
Total mortgage-backed
securities	202	21	(4)	(77)	-	-	142	(2)
Corporate debt securities	281	25	(15)	(34)	-	-	257	-
Collateralized loan and other debt obligations	1,420	84	(14)	(301)	-	-	1,189	(2)
Asset-backed securities:
Auto loans and leases	492	-	(24)	(215)	-	-	253	-
Home equity loans	-	-	-	-	-	-	-	-
Other asset-backed securities	1,657	3	9	(321)	89	-	1,437	-
Total asset-backed securities	2,149	3	(15)	(536)	89	-	1,690	-
Total debt securities	7,266	144	(114)	(1,199)	148	(315)	5,930	(6)	(4)
Marketable equity securities:
Perpetual preferred securities	729	8	(27)	(42)	-	-	668	-
Other marketable equity securities	-	4	-	(4)	-	-	-	-
Total marketable
equity securities	729	12	(27)	(46)	-	-	668	-	(5)
Total available-for-sale
securities	7,995	156	(141)	(1,245)	148	(315)	6,598	(6)
Mortgages held for sale	2,374	(7)	-	(170)	232	(146)	2,283	(9)	(6)
Loans	5,723	(39)	-	(56)	270	(49)	5,849	(26)	(6)
Mortgage servicing rights (residential) (7)	15,580	(2,449)	-	900	-	-	14,031	(1,023)	(6)
Net derivative assets and liabilities:
Interest rate contracts	(40)	1,078	-	(924)	-	-	114	166
Commodity contracts	(10)	(22)	-	(2)	(3)	37	-	(1)
Equity contracts	(46)	118	-	(198)	(80)	66	(140)	(1)
Foreign exchange contracts	9	5	-	(14)	-	-	-	-
Credit contracts	(375)	21	-	143	-	-	(211)	30
Other derivative contracts	(3)	(22)	-	-	-	-	(25)	-
Total derivative contracts	(465)	1,178	-	(995)	(83)	103	(262)	194	(8)
Other assets	1,503	(31)	-	589	-	-	2,061	(3)	(3)
Short sale liabilities	-	(1)	-	(4)	-	-	(5)	-	(3)
Other liabilities (excluding derivatives)	(39)	(10)	-	20	-	-	(29)	(1)	(6)

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

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2014.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2014
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$10	(10)	-	(1)	(1)
Collateralized loan and other debt obligations	718	(797)	-	(4)	(83)
Corporate debt securities	59	(85)	-	-	(26)
Mortgage-backed securities	3	(1)	-	-	2
Asset-backed securities	15	(45)	-	(30)	(60)
Equity securities	-	-	-	(3)	(3)
Total trading securities	805	(938)	-	(38)	(171)
Other trading assets	1	(1)	-	-	-
Total trading assets
(excluding derivatives)	806	(939)	-	(38)	(171)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	73	(55)	284	(553)	(251)
Mortgage-backed securities:
Residential	-	(38)	-	(2)	(40)
Commercial	-	(31)	-	(6)	(37)
Total mortgage-backed
securities	-	(69)	-	(8)	(77)
Corporate debt securities	10	(32)	10	(22)	(34)
Collateralized loan and other debt obligations	134	(32)	-	(403)	(301)
Asset-backed securities:
Auto loans and leases	-	-	-	(215)	(215)
Home equity loans	-	-	-	-	-
Other asset-backed securities	87	(14)	344	(738)	(321)
Total asset-backed securities	87	(14)	344	(953)	(536)
Total debt securities	304	(202)	638	(1,939)	(1,199)
Marketable equity securities:
Perpetual preferred securities	-	-	-	(42)	(42)
Other marketable equity securities	-	(4)	-	-	(4)
Total marketable
equity securities	-	(4)	-	(42)	(46)
Total available-for-sale
securities	304	(206)	638	(1,981)	(1,245)
Mortgages held for sale	166	(21)	-	(315)	(170)
Loans	58	-	309	(423)	(56)
Mortgage servicing rights (residential)	-	-	900	-	900
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	(924)	(924)
Commodity contracts	-	-	-	(2)	(2)
Equity contracts	-	(116)	-	(82)	(198)
Foreign exchange contracts	-	-	-	(14)	(14)
Credit contracts	2	106	-	35	143
Other derivative contracts	-	-	-	-	-
Total derivative contracts	2	(10)	-	(987)	(995)
Other assets	609	(1)	-	(19)	589
Short sale liabilities	10	(14)	-	-	(4)
Other liabilities (excluding derivatives)	-	-	-	20	20

Note 13:   Fair Values of Assets and Liabilities  (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2013 are summarized as follows:

								Net unrealized
		Total net gains		Purchases,				gains (losses)
		(losses) included in		sales,				included in
			Other	issuances				income related
	Balance,		compre-	and	Transfers	Transfers	Balance,	to assets and
	beginning	Net	hensive	settlements,	into	out of	end of	liabilities held
(in millions)	of period	income	income	net (1)	Level 3	Level 3	period	at period end	(2)
Nine months ended September 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$46	2	-	(9)	-	-	39	(1)
Collateralized loan and other debt obligations	742	74	-	(71)	-	(202)	543	(6)
Corporate debt securities	52	4	-	(36)	16	-	36	2
Mortgage-backed securities	6	1	-	9	-	(15)	1	-
Asset-backed securities	138	12	-	(55)	25	(20)	100	11
Equity securities	3	-	-	(3)	-	-	-	-
Total trading securities	987	93	-	(165)	41	(237)	719	6
Other trading assets	76	(16)	-	-	-	-	60	(5)
Total trading assets
(excluding derivatives)	1,063	77	-	(165)	41	(237)	779	1	(3)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	3,631	7	(66)	194	53	(176)	3,643	-
Mortgage-backed securities:
Residential	94	5	9	(19)	-	(1)	88	-
Commercial	203	(9)	20	(14)	-	(12)	188	(5)
Total mortgage-backed
securities	297	(4)	29	(33)	-	(13)	276	(5)
Corporate debt securities	274	6	(18)	(25)	-	(3)	234	-
Collateralized loan and other debt obligations	13,188	(6)	107	710	-	(10,613)	3,386	-
Asset-backed securities:
Auto loans and leases	5,921	1	(28)	(720)	-	-	5,174	-
Home equity loans	51	3	(1)	(5)	-	(48)	-	-
Other asset-backed securities	3,283	26	29	(151)	24	-	3,211	(7)
Total asset-backed securities	9,255	30	-	(876)	24	(48)	8,385	(7)
Total debt securities	26,645	33	52	(30)	77	(10,853)	15,924	(12)	(4)
Marketable equity securities:
Perpetual preferred securities	794	6	(13)	(47)	-	-	740	-
Other marketable equity securities	-	-	-	-	-	-	-	-
Total marketable
equity securities	794	6	(13)	(47)	-	-	740	-	(5)
Total available-for-sale
securities	27,439	39	39	(77)	77	(10,853)	16,664	(12)
Mortgages held for sale	3,250	31	-	(787)	255	(316)	2,433	(51)	(6)
Loans	6,021	(171)	-	109	-	(154)	5,805	(147)	(6)
Mortgage servicing rights (residential) (7)	11,538	598	-	2,365	-	-	14,501	2,415	(6)
Net derivative assets and liabilities:
Interest rate contracts	659	(759)	-	354	-	-	254	104
Commodity contracts	21	3	-	(55)	(1)	36	4	1
Equity contracts	(122)	(42)	-	168	(32)	103	75	(26)
Foreign exchange contracts	21	(22)	-	4	1	-	4	(14)
Credit contracts	(1,150)	(20)	-	474	-	-	(696)	28
Other derivative contracts	(78)	54	-	-	-	-	(24)	-
Total derivative contracts	(649)	(786)	-	945	(32)	139	(383)	93	(8)
Other assets	162	88	-	788	-	-	1,038	(5)	(3)
Short sale liabilities	-	-	-	-	-	-	-	-	(3)
Other liabilities (excluding derivatives)	(49)	18	-	(10)	-	-	(41)	5	(6)

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

(continued on following page)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2013.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2013
Trading assets
(excluding derivatives):
Securities of U.S. states and
political subdivisions	$125	(134)	-	-	(9)
Collateralized loan and other debt obligations	691	(760)	-	(2)	(71)
Corporate debt securities	71	(107)	-	-	(36)
Mortgage-backed securities	429	(420)	-	-	9
Asset-backed securities	14	(36)	-	(33)	(55)
Equity securities	-	(3)	-	-	(3)
Total trading securities	1,330	(1,460)	-	(35)	(165)
Other trading assets	-	-	-	-	-
Total trading assets
(excluding derivatives)	1,330	(1,460)	-	(35)	(165)
Available-for-sale securities:
Securities of U.S. states and
political subdivisions	-	(68)	726	(464)	194
Mortgage-backed securities:
Residential	-	(16)	-	(3)	(19)
Commercial	-	-	-	(14)	(14)
Total mortgage-backed
securities	-	(16)	-	(17)	(33)
Corporate debt securities	-	-	-	(25)	(25)
Collateralized loan and other debt obligations	989	(14)	-	(265)	710
Asset-backed securities:
Auto loans and leases	1,102	-	813	(2,635)	(720)
Home equity loans	-	(5)	-	-	(5)
Other asset-backed securities	1,018	(36)	781	(1,914)	(151)
Total asset-backed securities	2,120	(41)	1,594	(4,549)	(876)
Total debt securities	3,109	(139)	2,320	(5,320)	(30)
Marketable equity securities:
Perpetual preferred securities	-	(20)	-	(27)	(47)
Other marketable equity securities	-	-	-	-	-
Total marketable
equity securities	-	(20)	-	(27)	(47)
Total available-for-sale
securities	3,109	(159)	2,320	(5,347)	(77)
Mortgages held for sale	258	(572)	-	(473)	(787)
Loans	23	-	344	(258)	109
Mortgage servicing rights (residential)	-	(583)	2,948	-	2,365
Net derivative assets and liabilities:
Interest rate contracts	-	-	-	354	354
Commodity contracts	-	-	-	(55)	(55)
Equity contracts	-	(79)	-	247	168
Foreign exchange contracts	-	-	-	4	4
Credit contracts	5	(4)	-	473	474
Other derivative contracts	-	-	-	-	-
Total derivative contracts	5	(83)	-	1,023	945
Other assets	820	(2)	-	(30)	788
Short sale liabilities	8	(8)	-	-	-
Other liabilities (excluding derivatives)	-	-	(4)	(6)	(10)

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
September 30, 2014
Trading and available-for-sale securities:
Securities of U.S. states and
political subdivisions:
Government, healthcare and
other revenue bonds	$2,206		Discounted cash flow	Discount rate	0.3	-	6.1%		1.6
	65		Vendor priced
Auction rate securities and other municipal bonds	388		Discounted cash flow	Discount rate	1.3	-	8.8		4.1
				Weighted average life	1.3	-	13.4	yrs	3.5
Collateralized loan and other debt obligations (2)	618		Market comparable pricing	Comparability adjustment	(14.5)	-	20.3%		2.6
	1,054		Vendor priced
Asset-backed securities:
Auto loans and leases	253		Discounted cash flow	Discount rate	0.5	-	0.5		0.5
Other asset-backed securities:
Diversified payment rights (3)	683		Discounted cash flow	Discount rate	1.1	-	6.1		2.8
Other commercial and consumer	792	(4)	Discounted cash flow	Discount rate	0.4	-	21.5		4.9
				Weighted average life	1.4	-	15.3	yrs	4.1
	44		Vendor priced
Marketable equity securities: perpetual
preferred	668	(5)	Discounted cash flow	Discount rate	4.6	-	8.2%		6.8
				Weighted average life	1.0	-	15.0	yrs	12.0
Mortgages held for sale (residential)	2,190		Discounted cash flow	Default rate	0.3	-	14.9%		2.5
				Discount rate	3.5	-	7.7		5.3
				Loss severity	0.5	-	26.3		19.5
				Prepayment rate	2.0	-	14.3		7.0
	93		Market comparable pricing	Comparability adjustment	(55.0)	-	(6.0)		(40.0)
Loans	5,849	(6)	Discounted cash flow	Discount rate	0.0	-	4.0		3.2
				Prepayment rate	0.7	-	100.0		11.1
				Utilization rate	0.0	-	1.0		0.4
Mortgage servicing rights (residential)	14,031		Discounted cash flow	Cost to service per loan (7)	$ 86	-	707		181
				Discount rate	6.3	-	15.9%		7.8
				Prepayment rate (8)	7.8	-	20.9		11.5
Net derivative assets and (liabilities):
Interest rate contracts	47		Discounted cash flow	Default rate	0.0	-	1.0		1.4
				Loss severity	50.0	-	50.0		50.0
Interest rate contracts: derivative loan
commitments	67		Discounted cash flow	Fall-out factor	1.0	-	99.0		24.6
				Initial-value servicing	(35.6)	-	102.5	bps	48.0
Equity contracts	144		Discounted cash flow	Conversion factor	(14.3)	-	0.0%		(11.3)
				Weighted average life	0.8	-	2.3	yrs	1.4
	(284)		Option model	Correlation factor	(5.3)	-	95.0%		72.5
				Volatility factor	8.1	-	75.6		26.9
Credit contracts	(214)		Market comparable pricing	Comparability adjustment	(34.6)	-	34.7		2.3
	3		Option model	Credit spread	0.0	-	15.2		0.8
				Loss severity	11.5	-	72.5		49.3

Other assets: nonmarketable equity investments	1,964		Market comparable pricing	Comparability adjustment	(23.6)	-	(7.1)		(18.1)

Insignificant Level 3 assets,
net of liabilities	535	(9)
Total level 3 assets, net of liabilities	$31,196	(10)

(1)  Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.

(2)  Includes $558 million of collateralized debt obligations.

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

(7)  The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $86 - $281.

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

(10)          Consists of total Level 3 assets of $33.5 billion and total Level 3 liabilities of $2.3 billion, before netting of derivative balances.

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

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. The following table provides the fair value hierarchy and carrying amount of all assets that were still held as of September 30, 2014,  and December 31, 2013, and for which a nonrecurring fair value adjustment was recorded during the periods presented.

	September 30, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$-	2,189	1,116	3,305	-	1,126	893	2,019
Loans held for sale	-	-	-	-	-	14	-	14
Loans:
Commercial	-	204	-	204	-	414	-	414
Consumer	-	1,764	6	1,770	-	3,690	7	3,697
Total loans (2)	-	1,968	6	1,974	-	4,104	7	4,111
Other assets (3)	-	379	456	835	-	445	740	1,185

(1)  Mostly real estate 1-4 family first mortgage loans.

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

	Nine months ended September 30,
(in millions)	2014	2013
Mortgages held for sale (LOCOM)	$40	(13)
Loans held for sale	-	(1)
Loans:
Commercial	(90)	(156)
Consumer (1)	(1,093)	(1,803)
Total loans	(1,183)	(1,959)
Other assets (2)	(265)	(191)
Total	$(1,408)	(2,164)

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

	Fair Value			Significant		Range			Weighted
($ in millions)	Level 3		Valuation Technique(s) (1)	Unobservable Inputs (1)		of inputs			Average (2)
September 30, 2014
Residential mortgages
held for sale (LOCOM)	$1,116	(3)	Discounted cash flow	Default rate	(5)	0.6	-	4.5%	1.9%
				Discount rate		0.0	-	11.9	8.4
				Loss severity		1.3	-	30.6	3.5
				Prepayment rate	(6)	2.0	-	100.0	66.6
Other assets: private equity
fund investments (4)	192		Market comparable pricing	Comparability adjustment		6.0	-	6.0	6.0
Insignificant level 3 assets	270
Total	1,578

December 31, 2013
Residential mortgages
held for sale (LOCOM)	$893	(3)	Discounted cash flow	Default rate	(5)	1.2	-	4.4%	2.7%
				Discount rate		4.3	-	12.0	10.9
				Loss severity		1.6	-	48.2	5.2
				Prepayment rate	(6)	2.0	-	100.0	67.2
Other assets: private equity
fund investments (4)	505		Market comparable pricing	Comparability adjustment		4.6	-	4.6	4.6
Insignificant level 3 assets	242
Total	1,640

(1)  Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.

(2)  For residential MHFS, weighted averages are calculated using outstanding unpaid principal balance of the loans.

(3)  Consists of approximately $1.0 billion and $825 million government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations, at September 30, 2014 and December 31, 2013, respectively and $79 million and $68 million of other mortgage loans which are not government insured/guaranteed at September 30, 2014 and December 31, 2013, respectively.

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

				Redemption
	Fair	Unfunded	Redemption	notice
(in millions)	value	commitments	frequency	period
September 30, 2014
Offshore funds	$157	-	Daily - Quarterly	1 - 180 days
Hedge funds	1	-	Monthly - Quarterly	45-90 days
Private equity funds (1)(2)	1,406	259	N/A	N/A
Venture capital funds (2)	72	12	N/A	N/A
Total (3)	$1,636	271
December 31, 2013
Offshore funds	$308	-	Daily - Quarterly	1 - 180 days
Hedge funds	2	-	Monthly - Semi Annually	5 - 95 days
Private equity funds (1)(2)	1,496	316	N/A	N/A
Venture capital funds (2)	63	14	N/A	N/A
Total (3)	$1,869	330

N/A - Not applicable

(1)  Excludes a private equity fund investment of $192 million and $505 million at September 30, 2014, and December 31, 2013, respectively, for which we recorded nonrecurring fair value adjustments during the periods then ended. This investment is probable of being sold for an amount different from the fund’s NAV; therefore, the investment’s fair value has been estimated using recent transaction information. This investment is subject to the Volcker Rule, which includes provisions that restrict banking entities from owning interests in certain types of funds.

(2)  Includes certain investments subject to the Volcker Rule that we may have to divest.

(3)  September 30, 2014, and December 31, 2013, include $1.4 billion and $1.5 billion, respectively, of fair value for nonmarketable equity investments carried at cost for which we use NAVs as a practical expedient to determine nonrecurring fair value adjustments. The fair values of investments that had nonrecurring fair value adjustments were $45 million and $88 million at September 30, 2014, and December 31, 2013, respectively.

Offshore funds primarily invest in foreign mutual funds. Redemption restrictions are in place for these investments with a fair value of $55 million and $144 million at September 30, 2014 and December 31, 2013, respectively, due to lock-up provisions that will remain in effect until February 2017.

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

	September 30, 2014			December 31, 2013
			Fair value			Fair value
			carrying			carrying
			amount			amount
			less			less
	Fair value	Aggregate	aggregate	Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid	carrying	unpaid	unpaid
(in millions)	amount	principal	principal	amount	principal	principal
Mortgages held for sale:
Total loans	$15,755	15,547	208	13,879	13,966	(87)
Nonaccrual loans	163	253	(90)	205	359	(154)
Loans 90 days or more past due and still accruing	31	35	(4)	39	46	(7)
Loans held for sale:
Total loans	1	9	(8)	1	9	(8)
Nonaccrual loans	1	9	(8)	1	9	(8)
Loans:
Total loans	5,849	5,577	272	5,995	5,674	321
Nonaccrual loans	302	302	-	188	188	-
Other assets (1)	1,964	n/a	n/a	1,386	n/a	n/a
Long-term debt	-	-	-	-	(199)	199	(2)

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

	2014			2013
		Net gains			Net gains
	Mortgage	(losses)		Mortgage	(losses)
	banking	from	Other	banking	from	Other
	noninterest	trading	noninterest	noninterest	trading	noninterest
(in millions)	income	activities	income	income	activities	income
Quarter ended September 30,
Mortgages held for sale	$365	-	-	771	-	-
Loans	-	-	(44)	-	-	(21)
Other assets	-	-	62	-	-	54
Other interests held (1)	-	(2)	-	-	(4)	-

Nine months ended September 30,
Mortgages held for sale	$1,565	-	-	1,805	-	-
Loans	-	-	(43)	-	-	(175)
Other assets	-	-	(30)	-	-	93
Other interests held (1)	-	(7)	-	-	(17)	6

(1)	Consists of retained interests in securitizations and changes in fair value of letters of credit.

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2014	2013	2014	2013
Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$7	1	62	126
Total	$7	1	62	126

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

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2014

Financial assets
Cash and due from banks (1)	$18,032	18,032	-	-	18,032
Federal funds sold, securities purchased under resale
agreements and other short-term investments (1)	261,932	8,464	253,468	-	261,932
Held-to-maturity securities	40,758	28,938	7,380	4,597	40,915
Mortgages held for sale (2)	4,423	-	3,307	1,116	4,423
Loans held for sale (2)	9,291	-	9,423	-	9,423
Loans, net (3)	808,845	-	61,013	756,402	817,415
Nonmarketable equity investments (cost method)	7,394	-	-	8,630	8,630
Financial liabilities
Deposits	1,130,625	-	1,094,013	36,723	1,130,736
Short-term borrowings (1)	62,927	-	62,927	-	62,927
Long-term debt (4)	184,577	-	176,392	10,795	187,187
December 31, 2013

Financial assets
Cash and due from banks (1)	$19,919	19,919	-	-	19,919
Federal funds sold, securities purchased under resale
agreements and other short-term investments (1)	213,793	5,160	208,633	-	213,793
Held-to-maturity securities	12,346	-	6,205	6,042	12,247
Mortgages held for sale (2)	2,884	-	2,009	893	2,902
Loans held for sale (2)	132	-	136	-	136
Loans, net (3)	789,850	-	58,350	736,551	794,901
Nonmarketable equity investments (cost method)	6,978	-	-	8,635	8,635
Financial liabilities
Deposits	1,079,177	-	1,037,448	42,079	1,079,527
Short-term borrowings (1)	53,883	-	53,883	-	53,883
Long-term debt (4)	152,987	-	144,984	10,879	155,863

(1)  Amounts consist of financial instruments in which carrying value approximates fair value.

(2)  Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which election of the fair value option was made.

(3)  Loans exclude balances for which the fair value option was elected and also exclude lease financing with a carrying amount of $11.7 billion and $12.0 billion at September 30, 2014 and December 31, 2013, respectively.

(4)  The carrying amount and fair value exclude obligations under capital leases of $9 million and $11 million at September 30, 2014 and December 31, 2013, respectively.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above.  A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance, which totaled $918 million and $597 million at September 30, 2014 and December 31, 2013, respectively.

Note 14:  Preferred Stock

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Our total authorized, issued and outstanding preferred stock is presented in the following two tables along with the Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock.

	September 30, 2014		December 31, 2013
	Liquidation	Shares	Liquidation	Shares
	preference	authorized	preference	authorized
	per share	and designated	per share	and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series G
7.25% Class A Preferred Stock	15,000	50,000	15,000	50,000
Series H
Floating Class A Preferred Stock	20,000	50,000	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	-	-
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	-	-
ESOP
Cumulative Convertible Preferred Stock (1)	-	1,417,599	-	1,105,664
Total		11,764,309		11,340,174

(1)  See the ESOP Cumulative Convertible Preferred Stock section of this Note for additional information about the liquidation preference for the ESOP Cumulative Preferred Stock.

Note 14:   Preferred Stock  (continued)

	September 30, 2014				December 31, 2013
	Shares				Shares
	issued and	Par	Carrying		issued and	Par	Carrying
(in millions, except shares)	outstanding	value	value	Discount	outstanding	value	value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$-	-	-	96,546	$-	-	-
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	-	25,010	2,501	2,501	-
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	-	30,000	750	750	-
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	-	26,000	650	650	-
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	-	25,000	625	625	-
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	-	69,000	1,725	1,725	-
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	-	33,600	840	840	-
Series S (1)
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	-	-	-	-	-
Series T (1)
6.000% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	-	-	-	-	-
ESOP
Cumulative Convertible Preferred Stock	1,417,599	1,417	1,417	-	1,105,664	1,105	1,105	-
Total	11,305,130	$20,778	19,379	1,399	10,881,195	$17,666	16,267	1,399

(1)  Preferred shares qualify as Tier 1 capital.

In April 2014, we issued 2 million Depositary Shares, each representing a 1/25th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series S, for an aggregate public offering price of $2.0 billion.

In July 2014, we issued 32 million Depositary Shares, each representing a 1/1,000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series T, for an aggregate public offering price of $800 million.

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

	Shares issued and outstanding		Carrying value
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Adjustable dividend rate
(in millions, except shares)	2014	2013	2014	2013	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2014	460,101	-	$460	-	8.70%	9.70
2013	300,000	349,788	300	350	8.50	9.50
2012	198,604	217,404	199	217	10.00	11.00
2011	217,263	241,263	217	241	9.00	10.00
2010	151,011	171,011	151	171	9.50	10.50
2008	47,409	57,819	47	58	10.50	11.50
2007	29,568	39,248	29	39	10.75	11.75
2006	12,859	21,139	13	21	10.75	11.75
2005	784	7,992	1	8	9.75	10.75
Total ESOP Preferred Stock (1)	1,417,599	1,105,664	$1,417	1,105
Unearned ESOP shares (2)			$(1,540)	(1,200)

(1)  At September 30, 2014 and December 31, 2013, additional paid-in capital included $123 million and $95 million, respectively, related to ESOP preferred stock.

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

The net periodic benefit cost was:

	2014			2013
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits
Quarter ended September 30,
Service cost	$1	-	1	1	-	3
Interest cost	116	6	12	121	7	11
Expected return on plan assets	(157)	-	(9)	(166)	-	(9)
Amortization of net actuarial loss (gain)	22	4	(7)	29	4	-
Amortization of prior service credit	-	-	(1)	-	-	(1)
Settlement	-	-	-	27	-	-
Net periodic benefit cost (income)	$(18)	10	(4)	12	11	4
Nine months ended September 30,
Service cost	$1	-	5	1	-	8
Interest cost	349	20	32	347	21	35
Expected return on plan assets	(472)	-	(27)	(507)	-	(27)
Amortization of net actuarial loss (gain)	68	9	(21)	113	11	-
Amortization of prior service credit	-	-	(2)	-	-	(2)
Settlement	-	2	-	95	4	-
Net periodic benefit cost (income)	$(54)	31	(13)	49	36	14

We recognize settlement losses for our Cash Balance Plan based on an assessment of whether our estimated lump sum payments related to the Cash Balance Plan will, in aggregate for the year, exceed the sum of its annual service and interest cost (threshold). As of September 30, 2014, it was not considered probable that lump sum payments will exceed this threshold in 2014. In 2013, lump sum payments exceeded this threshold. Settlement losses of $27 million during third quarter 2013 and $95 million as of September 30, 2013 were recognized, representing the pro rata portion of the net loss remaining in cumulative other comprehensive income based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation. A remeasurement of the Cash Balance liability and related plan assets occurs at the end of each quarter in which settlement losses are recognized.

Note 16:  Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations. See Note 1 (Summary of Significant Accounting Policies) for discussion of private share repurchases and the Consolidated Statement of Changes in Equity.

		Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions, except per share amounts)		2014	2013	2014	2013
Wells Fargo net income		$5,729	5,578	17,348	16,268
Less:	Preferred stock dividends and other	321	261	909	748
Wells Fargo net income applicable to common stock (numerator)		$5,408	5,317	16,439	15,520
Earnings per common share
Average common shares outstanding (denominator)		5,225.9	5,295.3	5,252.2	5,293.0
Per share		$1.04	1.00	3.13	2.93
Diluted earnings per common share
Average common shares outstanding		5,225.9	5,295.3	5,252.2	5,293.0
Add:	Stock options	32.3	34.0	33.4	32.6
	Restricted share rights	38.9	44.5	41.4	43.9
	Warrants	13.3	7.9	12.2	5.2
Diluted average common shares outstanding (denominator)		5,310.4	5,381.7	5,339.2	5,374.7
Per share		$1.02	0.99	3.08	2.89

The following table presents any outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2014	2013	2014	2013
Options	7.2	10.2	8.2	11.3

Note 17:  Other Comprehensive Income

The components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects were:

	Quarter ended September 30,						Nine months ended September 30,
	2014			2013			2014			2013
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
(in millions)	tax	effect	tax	tax	effect	tax	tax	effect	tax	tax	effect	tax
Investment securities:
Net unrealized gains (losses)
arising during the period	$(944)	260	(684)	842	(199)	643	3,866	(1,569)	2,297	(5,922)	2,331	(3,591)
Reclassification of net (gains) losses to:
Interest income on investment
securities (1)	(5)	2	(3)	-	-	-	(31)	12	(19)	-	-	-
Net (gains) losses on debt securities	(253)	96	(157)	6	(3)	3	(407)	154	(253)	15	(6)	9
Net gains from equity investments	(403)	152	(251)	(120)	45	(75)	(767)	289	(478)	(212)	80	(132)
Subtotal reclassifications
to net income	(661)	250	(411)	(114)	42	(72)	(1,205)	455	(750)	(197)	74	(123)
Net change	(1,605)	510	(1,095)	728	(157)	571	2,661	(1,114)	1,547	(6,119)	2,405	(3,714)
Derivatives and hedging activities:
Net unrealized gains (losses)
arising during the period	(34)	13	(21)	(7)	3	(4)	222	(84)	138	(10)	4	(6)
Reclassification of net (gains) losses to:
Interest income on investment
securities	-	-	-	-	-	-	(1)	1	-	-	-	-
Interest income on loans	(133)	49	(84)	(106)	35	(71)	(387)	145	(242)	(337)	122	(215)
Interest expense on long-term debt	6	(2)	4	19	(7)	12	40	(15)	25	73	(27)	46
Noninterest income	-	-	-	18	(7)	11	-	-	-	35	(13)	22
Salaries expense	-	-	-	-	-	-	-	-	-	4	(2)	2
Subtotal reclassifications
to net income	(127)	47	(80)	(69)	21	(48)	(348)	131	(217)	(225)	80	(145)
Net change	(161)	60	(101)	(76)	24	(52)	(126)	47	(79)	(235)	84	(151)
Defined benefit plans adjustments:
Net actuarial gains (losses) arising
during the period	-	-	-	297	(112)	185	(12)	5	(7)	1,075	(405)	670
Reclassification of amounts to net
periodic benefit costs (2):
Amortization of net actuarial loss	19	(8)	11	33	(13)	20	56	(22)	34	124	(47)	77
Settlements and other	(1)	1	-	26	(9)	17	-	-	-	97	(36)	61
Subtotal reclassifications to
net periodic benefit costs	18	(7)	11	59	(22)	37	56	(22)	34	221	(83)	138
Net change	18	(7)	11	356	(134)	222	44	(17)	27	1,296	(488)	808
Foreign currency translation adjustments:
Net unrealized gains (losses) arising
during the period	(32)	(3)	(35)	12	2	14	(32)	(3)	(35)	(27)	(4)	(31)
Reclassification of net (gains) losses to:
Noninterest income	-	-	-	3	-	3	6	-	6	(12)	5	(7)
Net change	(32)	(3)	(35)	15	2	17	(26)	(3)	(29)	(39)	1	(38)
Other comprehensive income (loss)	$(1,780)	560	(1,220)	1,023	(265)	758	2,553	(1,087)	1,466	(5,097)	2,002	(3,095)
Less: Other comprehensive income (loss) from
noncontrolling interests, net of tax			(221)			266			(266)			266
Wells Fargo other comprehensive
income (loss), net of tax			(999)			492			1,732			(3,361)

(1)	Represents unrealized gains amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.
(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Cumulative OCI balances were:

					Cumulative
		Derivatives	Defined	Foreign	other
		and	benefit	currency	compre-
	Investment	hedging	plans	translation	hensive
(in millions)	securities	activities	adjustments	adjustments	income
Quarter ended September 30, 2014
Balance, beginning of period	$5,025	102	(1,037)	27	4,117
Net unrealized losses
arising during the period	(684)	(21)	-	(35)	(740)
Amounts reclassified from accumulated
other comprehensive income	(411)	(80)	11	-	(480)
Net change	(1,095)	(101)	11	(35)	(1,220)
Less: Other comprehensive loss from
noncontrolling interests	(221)	-	-	-	(221)
Balance, end of period	$4,151	1	(1,026)	(8)	3,118
Quarter ended September 30, 2013
Balance, beginning of period	$3,177	190	(1,595)	25	1,797
Net unrealized gains (losses)
arising during the period	643	(4)	185	14	838
Amounts reclassified from accumulated
other comprehensive income	(72)	(48)	37	3	(80)
Net change	571	(52)	222	17	758
Less: Other comprehensive income from
noncontrolling interests	265	-	-	1	266
Balance, end of period	$3,483	138	(1,373)	41	2,289
Nine months ended September 30, 2014
Balance, beginning of period	$2,338	80	(1,053)	21	1,386
Net unrealized gains (losses)
arising during the period	2,297	138	(7)	(35)	2,393
Amounts reclassified from accumulated
other comprehensive income	(750)	(217)	34	6	(927)
Net change	1,547	(79)	27	(29)	1,466
Less: Other comprehensive loss from
noncontrolling interests	(266)	-	-	-	(266)
Balance, end of period	$4,151	1	(1,026)	(8)	3,118
Nine months ended September 30, 2013
Balance, beginning of period	$7,462	289	(2,181)	80	5,650
Net unrealized gains (losses)
arising during the period	(3,591)	(6)	670	(31)	(2,958)
Amounts reclassified from accumulated
other comprehensive income	(123)	(145)	138	(7)	(137)
Net change	(3,714)	(151)	808	(38)	(3,095)
Less: Other comprehensive income from
noncontrolling interests	265	-	-	1	266
Balance, end of period	$3,483	138	(1,373)	41	2,289

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

					Wealth,
					Brokerage
	Community		Wholesale			and			Consolidated
(income/expense in millions,	Banking		Banking		Retirement		Other (1)		Company
average balances in billions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Quarter ended September 30,
Net interest income (2)	$7,472	7,244	3,007	3,059	790	749	(328)	(304)	10,941	10,748
Provision (reversal of provision)
for credit losses	465	240	(85)	(144)	(25)	(38)	13	17	368	75
Noninterest income	5,356	5,000	2,895	2,812	2,763	2,558	(742)	(640)	10,272	9,730
Noninterest expense	7,051	7,060	3,250	3,084	2,690	2,619	(743)	(661)	12,248	12,102
Income (loss) before income
tax expense (benefit)	5,312	4,944	2,737	2,931	888	726	(340)	(300)	8,597	8,301
Income tax expense (benefit)	1,609	1,505	824	952	338	275	(129)	(114)	2,642	2,618
Net income (loss) before
noncontrolling interests	3,703	3,439	1,913	1,979	550	451	(211)	(186)	5,955	5,683
Less: Net income (loss) from
noncontrolling interests	233	98	(7)	6	-	1	-	-	226	105
Net income (loss) (3)	$3,470	3,341	1,920	1,973	550	450	(211)	(186)	5,729	5,578
Average loans	$498.6	497.7	316.5	287.7	52.6	46.7	(34.5)	(30.0)	833.2	802.1
Average assets	950.2	836.6	553.0	498.1	188.8	180.8	(74.1)	(68.5)	1,617.9	1,447.0
Average core deposits	646.9	618.2	278.4	235.3	153.6	150.6	(66.7)	(63.8)	1,012.2	940.3

Nine months ended September 30,
Net interest income (2)	$22,133	21,614	8,851	9,165	2,333	2,118	(970)	(900)	32,347	31,997
Provision (reversal of provision)
for credit losses	1,163	2,265	(227)	(320)	(58)	(5)	32	6	910	1,946
Noninterest income	15,894	16,471	8,577	8,927	8,238	7,647	(2,152)	(1,927)	30,557	31,118
Noninterest expense	20,845	21,650	9,668	9,358	8,096	7,800	(2,219)	(2,051)	36,390	36,757
Income (loss) before income
tax expense (benefit)	16,019	14,170	7,987	9,054	2,533	1,970	(935)	(782)	25,604	24,412
Income tax expense (benefit)	4,805	4,426	2,376	3,024	962	748	(355)	(297)	7,788	7,901
Net income (loss) before
noncontrolling interests	11,214	9,744	5,611	6,030	1,571	1,222	(580)	(485)	17,816	16,511
Less: Net income (loss) from
noncontrolling interests	469	234	(3)	8	2	1	-	-	468	243
Net income (loss) (3)	$10,745	9,510	5,614	6,022	1,569	1,221	(580)	(485)	17,348	16,268
Average loans	$503.0	498.3	308.9	285.3	51.2	45.3	(33.7)	(29.8)	829.4	799.1
Average assets	920.5	819.2	534.4	496.9	189.0	179.4	(74.3)	(69.7)	1,569.6	1,425.8
Average core deposits	637.8	620.1	267.8	230.0	154.2	148.8	(67.1)	(64.8)	992.7	934.1

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

The following table presents regulatory capital information for Wells Fargo & Company and the Bank. Information presented for September 30, 2014, reflects the transition to Basel III capital requirements from previous regulatory capital adequacy guidelines under Basel I effective in 2013. Among other matters, Basel III revises the definition of capital, and changes are being phased-in effective January 1, 2014, through the end of 2021, with regulatory capital ratios determined using Basel III General Approach risk-weighted assets during 2014. Under the Basel III (General Approach), at September 30, 2014, the Company’s Common Equity Tier 1 capital was $135.9 billion, or 11.11% of risk-weighted assets, and the Bank’s Common Equity Tier 1 capital was $120.0 billion, or 10.69% of risk-weighted assets.

We do not consolidate our wholly-owned trust (the Trust) formed solely to issue trust preferred and preferred purchase securities (the Securities). Securities issued by the Trust includable in Tier 2 capital were $2.1 billion at September 30, 2014. During the first nine months of 2014, we did not redeem any trust preferred securities. Under the new Basel III capital requirements, our remaining trust preferred and preferred purchase securities will begin amortizing in 2016 and will no longer count as Tier 2 capital in 2022.

The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2014, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Under		Under
	Basel III		Basel III
	(General	Under	(General	Under
	Approach)	Basel I	Approach)	Basel I	Well-	Minimum
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	capitalized	capital
(in billions, except ratios)	2014	2013	2014	2013	ratios (1)	ratios (1)
Regulatory capital:
Tier 1	$153.4	140.7	120.0	110.0
Total	190.5	176.2	144.7	136.4

Assets:
Risk-weighted	$1,222.9	1,141.5	1,122.8	1,057.3
Adjusted average (2)	1,591.4	1,466.7	1,440.5	1,324.0

Regulatory capital ratios:
Tier 1 capital	12.55%	12.33	10.69	10.40	6.00	4.00
Total capital	15.58	15.43	12.88	12.90	10.00	8.00
Tier 1 leverage (2)	9.64	9.60	8.33	8.31	5.00	4.00

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

Glossary of Acronyms

ABS	Asset-backed security	HAMP	Home Affordability Modification Program
ACL	Allowance for credit losses	HPI	Home Price Index
ALCO	Asset/Liability Management Committee	HUD	U.S. Department of Housing and Urban Development
ARM	Adjustable-rate mortgage	LCR	Liquidity Coverage Ratio
ARS	Auction rate security	LHFS	Loans held for sale
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low-Income Housing Tax Credit
AVM	Automated valuation model	LOCOM	Lower of cost or market value
BCBS	Basel Committee on Bank Supervision	LTV	Loan-to-value
BHC	Bank holding company	MBS	Mortgage-backed security
CCAR	Comprehensive Capital Analysis and Review	MHA	Making Home Affordable programs
CDO	Collateralized debt obligation	MHFS	Mortgages held for sale
CDS	Credit default swaps	MSR	Mortgage servicing right
CET1	Common Equity Tier 1	MTN	Medium-term note
CLO	Collateralized loan obligation	NAV	Net asset value
CLTV	Combined loan-to-value	NPA	Nonperforming asset
CMBS	Commercial mortgage-backed securities	OCC	Office of the Comptroller of the Currency
CPP	Capital Purchase Program	OCI	Other comprehensive income
CRE	Commercial real estate	OTC	Over-the-counter
DOJ	U.S. Department of Justice	OTTI	Other-than-temporary impairment
DPD	Days past due	PCI Loans	Purchased credit-impaired loans
ESOP	Employee Stock Ownership Plan	PTPP	Pre-tax pre-provision profit
FAS	Statement of Financial Accounting Standards	RBC	Risk-based capital
FASB	Financial Accounting Standards Board	RMBS	Residential mortgage-backed securities
FDIC	Federal Deposit Insurance Corporation	ROA	Wells Fargo net income to average total assets
FFELP	Federal Family Education Loan Program	ROE	Wells Fargo net income applicable to common stock
FHA	Federal Housing Administration		to average Wells Fargo common stockholders' equity
FHLB	Federal Home Loan Bank	RWAs	Risk-weighted assets
FHLMC	Federal Home Loan Mortgage Corporation	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation (credit rating)	S&P	Standard & Poor’s Ratings Services
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TARP	Troubled Asset Relief Program
FSB	Financial Stability Board	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored entity	VIE	Variable interest entity
G-SIB	Globally systemic important bank	WFCC	Wells Fargo Canada Corporation

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2014.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be purchased under
Calendar month	repurchased (1)	price paid per share	the authorizations
July (2)	32,031,505	$51.31	318,597,894
August	11,802,749	50.52	306,795,145
September	4,835,188	51.79	301,959,957
Total	48,669,442

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

(2)			Includes a private repurchase transaction of 19,485,087 shares at a weighted-average price per share of $51.32.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended September 30, 2014.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be purchased
July	-	$-	451,944,402
August	-	-	451,944,402
September	-	-	451,944,402
Total	-

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

Dated: November 5, 2014                                                                  WELLS FARGO & COMPANY

By:      /s/  RICHARD D. LEVY

Richard D. Levy

Executive Vice President and Controller

(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description					Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.					Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
3(b)	By-Laws.					Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
12(a)	Computation of Ratios of Earnings to Fixed Charges:					Filed herewith.
		Quarter		Nine months
		ended Sept. 30,		ended Sept. 30,
		2014	2013	2014	2013
	Including interest
	on deposits	8.47	8.29	8.58	7.82

	Excluding interest
	on deposits	10.88	11.17	11.11	10.65

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:					Filed herewith.
		Quarter		Nine months
		ended Sept. 30,		ended Sept. 30,
		2014	2013	2014	2013
	Including interest
	on deposits	5.97	6.18	6.14	5.95

	Excluding interest
	on deposits	7.00	7.57	7.26	7.38

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101	XBRL Instance Document	Filed herewith.
101	XBRL Taxonomy Extension Schema Document	Filed herewith.
101	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.