Form 10-K
period 2014-12-31
WELLS FARGO & COMPANY/MN
filed 2015-02-25
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014            Commission File Number 001‑2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)
Delaware                                                       No. 41-0449260
(State of incorporation)                      (I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94163
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code:  1-866-878-5865
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3 Warrants to purchase shares of Common Stock (expiring October 28, 2018)	New York Stock Exchange (NYSE) NYSE
Depositary Shares, each representing a 1/40th interest in a share of 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series N	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series O	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series P	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series T	NYSE
Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	NYSE
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
Yes ☐   No ☑
At June 30, 2014, the aggregate market value of common stock held by non-affiliates was approximately $274.8 billion, based on a closing price of $52.56. At January 30, 2015, 5,152,280,886 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K
1. Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2014 (“2014 Annual Report to Stockholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.
2. Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2015 (“2015 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS

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
At December 31, 2014, we had assets of $1.7 trillion, loans of $863 billion, deposits of $1.2 trillion and stockholders’ equity of $184 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2014, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.5 trillion, or 91% of the Company’s assets.
At December 31, 2014, we had 264,500 active, full-time equivalent team members.
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
We have three operating segments for management reporting purposes: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The 2014 Annual Report to Stockholders includes financial information and descriptions of these operating segments.

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

REGULATION AND SUPERVISION

We describe below, and in Note 3 (Cash, Loan and Dividend Restrictions) and Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2014 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as foreign governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Regulatory Reform” and "Risk Factors" sections in the 2014 Annual Report to Stockholders for additional information.

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
FRB approval is generally not required for us to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior notice to the FRB may be required, however, if the company to be acquired has total consolidated assets of $10 billion or more. Prior FRB approval is required before we may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, the FRB has implemented a final rule under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) that also prohibits our ability to merge, acquire all or substantially all of the assets of, or acquire control of another company if our total resulting consolidated liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies.
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

Interstate Banking.  Under the Riegle-Neal Interstate Banking and Branching Act (Riegle-Neal Act), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Riegle-Neal Act also authorizes banks to merge across state lines, subject to the same deposit limits noted above, thereby creating interstate branches. Banks are also permitted to acquire and to establish new branches in other states.

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

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2014 Annual Report to Stockholders.
In addition to these restrictions on the ability of our subsidiary banks to pay dividends to us, the FRB requires large bank holding companies (BHCs), including Wells Fargo, to submit annual capital plans and to obtain regulatory approval before making capital distributions, such as the payment of dividends. The FRB also finalized rules in July 2013 implementing in the United States the Basel Committee on Banking Supervision’s regulatory capital guidelines, including the reforms known as Basel III. These rules introduce new capital conservation buffer requirements. Moreover, federal banking regulators have finalized a rule that enhances the supplementary leverage ratio requirements for large BHCs, like Wells Fargo, and their insured depository institutions. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a supplementary leverage ratio of at least 5% to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a supplementary leverage ratio of 6% in order to be considered well capitalized. In December 2014, the FRB also proposed rules to implement an additional capital surcharge on those U.S. banking organizations, such as the Company, that are designated as global systemically important banks. The failure to maintain any of these minimum capital ratios and capital buffers could result in limitations or restrictions on our ability to make capital distributions.
In addition, the FRB's enhanced supervision regulations for large BHCs, like Wells Fargo, impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers.

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

Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, has resulted in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. Federal regulatory agencies have issued numerous rulemakings to implement its provisions, but a number of the provisions of the Dodd-Frank Act still require final rulemaking or additional guidance and interpretation by these agencies. As a result, the ultimate impact of the Dodd-Frank Act is not yet known, but it has affected, and we expect it will continue to affect most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. At the enterprise level, the FRB has finalized a number of regulations designed to prevent or mitigate the risks that may arise from the material distress or failure of a large BHC. These rules implement enhanced prudential requirements for large BHCs like Wells Fargo regarding risk-based capital and leverage, risk and liquidity management, and stress testing and would impose debt-to-equity limits on any BHC that regulators determine poses a grave threat to the financial stability of the United States. The FRB has also proposed, but not yet finalized, additional enhanced prudential standards that would implement single counterparty credit limits and establish remediation requirements for large BHCs experiencing financial distress. The OCC, under separate authority, has also finalized guidelines establishing heightened governance and risk management standards for large national banks such as Wells Fargo Bank, N.A.
In addition to rules for the enhanced supervision and regulation of large BHCs and other systemically important firms, the FDIC and FRB have implemented rules under the Dodd-Frank Act requiring large BHCs like Wells Fargo to prepare and submit resolution plans, known as “living wills,” to facilitate the rapid and orderly resolution of the Company in the event of material distress or its failure. The FDIC also released a notice regarding a proposed resolution strategy, known as “single point of entry,” designed to resolve a large financial institution in a manner that holds management responsible for its failure, maintains market stability, and imposes losses on shareholders and creditors in accordance with statutory priorities, without imposing a cost on U.S. taxpayers.
Federal regulatory agencies have also finalized rules to implement the provisions of the Dodd-Frank Act known as the “Volcker Rule.” The Volcker Rule substantially restricts banking entities from engaging in proprietary trading or owning any interest in or sponsoring or having certain relationships with a hedge fund, a private equity fund or certain structured transactions that are deemed covered funds.
With respect to consumer protection maters, the Dodd-Frank Act established the CFPB to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB concentrated much of its initial rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB also recently finalized rules integrating disclosures required of lenders and settlement agents under the Truth in Lending Act and the Real Estate Settlement Procedures Act. In addition to the exercise of its rulemaking authority, the CFPB is continuing its on-going examination activities with respect to a number of consumer businesses and products, including mortgage lending and servicing, fair lending requirements, student lending activities, and auto finance.
Federal regulatory agencies issued numerous other rules and proposals to implement various other requirements of the Dodd-Frank Act. For example, federal regulatory agencies have adopted rules establishing a comprehensive framework for regulating over-the-counter derivatives. In addition, federal regulatory agencies have issued rules to implement the Dodd-Frank Act’s requirement that sponsors of asset-backed securities (ABS) retain at least a 5% ownership stake in the ABS. The SEC has also adopted a rule governing money market mutual funds that, among other things, requires significant structural changes to these funds, including requiring institutional prime money market funds to maintain a variable net asset value and providing for the imposition of liquidity fees and redemption gates for all non-governmental money market funds during periods in which they experience liquidity impairments of a certain magnitude.
For more information about the Dodd-Frank Act and its effect on our business, see the “Regulatory Reform” section of the 2014 Annual Report to Stockholders.

Capital Requirements and Planning

The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by federal banking regulators. These capital rules, among other things, establish required minimum ratios relating capital to different categories of assets and exposures. Federal banking regulators have also finalized rules to impose a supplementary leverage ratio on large BHCs like Wells Fargo and our insured depository institutions and to implement a liquidity coverage ratio. The FRB has also indicated that it is in the process of considering new rules to address the amount of equity and unsecured debt a company must hold to facilitate its orderly liquidation, often referred to as total loss absorbing capacity.
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
In addition, the FRB's capital plan rule requires large BHCs to submit capital plans annually for review to determine if the FRB has any objections before making any capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions. Federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.
For more information on our capital requirements and planning, see the “Capital Management” section of the 2014 Annual Report to Stockholders.

Deposit Insurance Assessments

Our bank subsidiaries, including Wells Fargo Bank, N.A., are members of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of our banks up to prescribed limits for each depositor and funds the DIF through assessments on member banks.
The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, changed the assessment base from domestic deposits to consolidated average assets less average tangible equity, and mandated a minimum Designated Reserve Ratio (reserve ratio or DRR) of 1.35%. In October 2010, the FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC Board has also finalized a comprehensive, long-range plan for DIF management, whereby the FDIC Board set the DRR at 2%.
In February 2011, the FDIC Board approved a final rule on assessments, dividends, assessment base and large bank pricing. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate. For large and highly complex institutions (those that are very large and are structurally and operationally complex or that pose unique challenges and risks in the case of failure), the assessment rate is determined by combining supervisory ratings and certain financial measures into scorecards. The score received by an institution is converted into an assessment rate for the institution. The FDIC retains the ability to adjust the total score of large and highly complex institutions based upon quantitative or qualitative measures not adequately captured in the scorecards.
All FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were used to capitalize the former Federal Savings and Loan Insurance Corporation. This assessment was 0.62% of the assessable deposit base during 2014, and is 0.60% of the assessable deposit base for first quarter 2015. For the year ended December 31, 2014, the Company’s FDIC deposit insurance assessments, including FICO assessments, totaled $928 million.
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

ADDITIONAL INFORMATION

Additional information in response to this Item 1 can be found in the 2014 Annual Report to Stockholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS

Information in response to this Item 1A can be found in this report on pages 2-6 and in the 2014 Annual Report to Stockholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

	City	State		State
We own our corporate			We lease office space
headquarters			for various administrative
building in:	San Francisco	California	departments in major
			locations in:	Alabama	New Mexico
				Arizona	New Jersey
We own administrative				California	New York
facilities in:	Anchorage	Alaska		Colorado	North Carolina
	Chandler	Arizona		Delaware	Ohio
	Glendale	Arizona		Florida	Oregon
	Mesa	Arizona		Georgia	Pennsylvania
	Phoenix	Arizona		Idaho	South Carolina
	Tempe	Arizona		Illinois	South Dakota
	Tucson	Arizona		Indiana	Tennessee
	Irvine	California		Iowa	Texas
	Millbrae	California		Maryland	Utah
	Sacramento	California		Massachusetts	Virginia
	San Francisco	California		Minnesota	Washington
	San Jose	California		Nebraska	Wisconsin
	Santa Clara	California		Nevada	Washington, DC
	Walnut Creek	California			Puerto Rico
	Greenwood Village	Colorado
	Littleton	Colorado
	Coeur D'Alene	Idaho	We lease office space for
	West Des Moines	Iowa	various operations/
	Marquette	Michigan	servicing centers in:	Arizona	North Dakota
	Anoka	Minnesota		California	Nevada
	Maplewood	Minnesota		Colorado	New York
	Minnetonka	Minnesota		Florida	Oregon
	Rochester	Minnesota		Georgia	Pennsylvania
	St. Louis	Missouri		Iowa	South Carolina
	Omaha	Nebraska		Maryland	South Dakota
	Summit	New Jersey		Minnesota	Texas
	Las Vegas	Nevada		Missouri	Virginia
	Charlotte	North Carolina		North Carolina	Washington
	Fargo	North Dakota			Wisconsin
	Eugene	Oregon
	Portland	Oregon
	Austin	Texas		City	State
	Houston	Texas	We are also a joint
	Round Rock	Texas	venture partner
	San Antonio	Texas	in an office building in:	Minneapolis	Minnesota
	Clearfield	Utah
	Salt Lake City	Utah
	Tukwila	Washington
	Menomonee Falls	Wisconsin

(continued on next page)

(continued from prior page)

	City	State		Country
We own operations/servicing			We lease office space
centers in:	Anchorage	Alaska	for international	Argentina	Italy
	Birmingham	Alabama	operations in:	Australia	Japan
	Homewood	Alabama		Bahamas	Malaysia
	Chandler	Arizona		Bangladesh	Mexico
	Phoenix	Arizona		Brazil	Netherlands
	Tempe	Arizona		Canada	Philippines
	Tucson	Arizona		Chile	Russia
	El Monte	California		China	Singapore
	Fremont	California		Colombia	South Africa
	Fresno	California		Dominican Republic	South Korea
	Irvine	California		Ecuador	Spain
	Pleasant Hill	California		France	Taiwan
	Sacramento	California		Germany	Thailand
	San Diego	California		India	Turkey
	San Francisco	California		Indonesia	United Arab Emirates
	San Leandro	California		Ireland	United Kingdom
	Walnut Creek	California		Israel	Vietnam
	Denver	Colorado
	Orlando	Florida
	Riviera Beach	Florida
	Boise	Idaho
	Springfield	Illinois
	Clive	Iowa
	Des Moines	Iowa
	West Des Moines	Iowa
	Columbia	Maryland
	Minneapolis	Minnesota
	Shoreview	Minnesota
	Billings	Montana
	Omaha	Nebraska
	Albuquerque	New Mexico
	Las Vegas	Nevada
	Reno	Nevada
	Charlotte	North Carolina
	Winston-Salem	North Carolina
	Winterville	North Carolina
	Portland	Oregon
	Salem	Oregon
	Sioux Falls	South Dakota
	Irving	Texas
	Lubbock	Texas
	San Antonio	Texas
	Salt Lake City	Utah
	Glen Allen	Virginia
	Tukwila	Washington

As of December 31, 2014, we provided banking, insurance, investments, mortgage and consumer and commercial finance from more than 8,700 domestic stores under ownership and lease agreements.

ADDITIONAL INFORMATION

Additional information in response to this Item 2 can be found in the 2014 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other Assets).” That information is incorporated into this item by reference.

ITEM 3.	LEGAL PROCEEDINGS

Information in response to this Item 3 can be found in the 2014 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 15 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is listed on the NYSE (symbol “WFC”). The Quarterly Financial Data table of the 2014 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2014, and is incorporated herein by reference. Prices shown represent the daily high and low, and the quarter-end sale prices of the Company’s common stock as reported on the NYSE Composite Transaction Reporting System for the periods indicated. The “Stock Performance” section of the 2014 Annual Report to Stockholders provides stockholder return comparisons and is incorporated herein by reference. At January 31, 2015, there were 187,008 holders of record of the Company’s common stock.

DIVIDENDS

The dividend restrictions discussions on page 3 of this report and in the 2014 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” are incorporated into this item by reference.

REPURCHASES OF EQUITY SECURITIES

In October 2012, our Board of Directors authorized the repurchase of 200 million shares of our common stock, and we used all remaining repurchase authority under this authorization in 2014. In March 2014, our Board of Directors authorized the repurchase of an additional 350 million shares of our common stock. The authorizations cover shares repurchased to meet team member benefit plan requirements. The Company maintains a variety of retirement plans for its team members and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate team member preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.
The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. In June 2010, our Board of Directors also authorized the repurchase of up to $1 billion of warrants to purchase our common stock. The warrants are listed on the NYSE under the symbol “WFCWS.” The amount and timing of warrant repurchases will be based on various factors including market conditions. See the “Capital Management” section in the 2014 Annual Report to Stockholders for additional information about our common stock and warrant repurchases.

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2014.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be repurchased under
Calendar month	repurchased (1)	price paid per share	the authorization
October (2)	31,116,572	$49.81	270,843,385
November	10,760,726	53.46	260,082,659
December	19,702,495	54.30	240,380,164
Total	61,579,793

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 26, 2014. Unless modified or revoked by the Board, this authorization does not expire.

(2)	Includes 19,846,349 shares at a weighted-average price paid per share of $50.39 repurchased in a private transaction.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended December 31, 2014.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be purchased
October	—	$—	451,944,402
November	—	—	451,944,402
December	—	—	451,944,402
Total	—

(1)
Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, this authorization does not expire.

ITEM 6.	SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the 2014 Annual Report to Stockholders under “Financial Review” in Table 1. That information is incorporated into this item by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item 7 can be found in the 2014 Annual Report to Stockholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item 7A can be found in the 2014 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this Item 8 can be found in the 2014 Annual Report to Stockholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Information in response to this Item 9A can be found in the
2014 Annual Report to Stockholders under “Controls and
Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

Patricia R. Callahan (age 61)
Senior Executive Vice President and Chief Administrative Officer since February 2011;
Executive Vice President (Office of Transition) from January 2009 to February 2011.
Ms. Callahan has served with the Company or its predecessors for 37 years.

David M. Carroll (age 57)
Senior Executive Vice President (Wealth, Brokerage and Retirement) since January 2009.
Mr. Carroll has served with the Company or its predecessors for 33 years.

Hope A. Hardison (age 50)
Executive Vice President (Human Resources) since September 2010;
Senior Vice President (Human Resources) from April 2008 to September 2010.
Ms. Hardison has served with the Company or its predecessors for 22 years.

Michael J. Heid (age 57)
Executive Vice President (Home Lending) since July 2011;
Co-President of Wells Fargo Home Mortgage from May 2004 to July 2011.
Mr. Heid has served with the Company or its predecessors for 27 years.

Richard D. Levy (age 57)
Executive Vice President and Controller since February 2007.
Mr. Levy has served with the Company for 12 years.

Michael J. Loughlin (age 59)
Senior Executive Vice President and Chief Risk Officer since July 2011;
Executive Vice President and Chief Risk Officer from November 2010 to July 2011;
Executive Vice President and Chief Credit and Risk Officer from April 2006 to November 2010.
Mr. Loughlin has served with the Company or its predecessors for 33 years.

Avid Modjtabai (age 53)
Senior Executive Vice President (Consumer Lending) since July 2011;
Executive Vice President and Chief Information Officer from April 2007 to July 2011.
Ms. Modjtabai has served with the Company or its predecessors for 21 years.

Kevin A. Rhein (age 61)
Senior Executive Vice President and Chief Information Officer since July 2011;
Executive Vice President (Card Services and Consumer Lending) from January 2009 to July 2011.
Mr. Rhein has served with the Company or its predecessors for 36 years.

John R. Shrewsberry (age 49)
Senior Executive Vice President and Chief Financial Officer since May 2014;
President and Chief Executive Officer of Wells Fargo Securities, LLC from November 2009 to May 2014.
Mr. Shrewsberry has served with the Company or its predecessors for 16 years.

Timothy J. Sloan (age 54)
Senior Executive Vice President (Wholesale Banking) since May 2014;
Senior Executive Vice President and Chief Financial Officer from February 2011 to May 2014;
Senior Executive Vice President and Chief Administrative Officer from September 2010 to February 2011;
Executive Vice President (Commercial Banking, Real Estate and Specialized Financial Services) of Wells Fargo Bank, N.A. from June 2006 to September 2010.
Mr. Sloan has served with the Company or its predecessors for 27 years.

James M. Strother (age 63)
Senior Executive Vice President and General Counsel since July 2011;
Executive Vice President and General Counsel from January 2004 to July 2011.
Mr. Strother has served with the Company or its predecessors for 28 years.

John G. Stumpf (age 61)
Chairman, President and Chief Executive Officer since January 2010;
President and Chief Executive Officer from June 2007 to January 2010.
Mr. Stumpf has served with the Company or its predecessors for 33 years.

Carrie L. Tolstedt (age 55)
Senior Executive Vice President (Community Banking) since June 2007.
Ms. Tolstedt has served with the Company or its predecessors for 25 years.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION

The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has six members: John D. Baker II, Enrique Hernandez, Jr., Federico F. Peña, James H. Quigley (Chair), Susan G. Swenson, and Suzanne M. Vautrinot. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit and Examination Committee is financially literate, as required by NYSE rules, and that each of Messrs. Baker, Hernandez, Peña, and Quigley and Ms. Swenson qualifies as an “audit committee financial expert” as defined by SEC regulations.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 10 can be found in the Company’s 2015 Proxy Statement under “Ownership of Our Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance,” “Item 1 – Election of Directors – Director Nominees for Election” and “– Other Matters Relating to Directors” and “Corporate Governance – Director Nomination Process.” That information is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item 11 can be found in the Company’s 2015 Proxy Statement under “Item 1– Election of Directors – Compensation Committee Interlocks and Insider Participation,” under “Corporate Governance – Director Compensation,” under “Corporate Governance – Risk Management and Compensation Practices,” under “Information About Related Persons – Related Person Transactions,” and under “Item 2 – Executive Compensation and Advisory Resolution to Approve Executive Compensation (Say on  Pay)” excluding “– Advisory Resolution to Approve Executive Compensation (Say on Pay).” That information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans in effect on December 31, 2014, separately aggregated for plans approved by stockholders and for plans not approved by stockholders. A description of the material features of each equity compensation plan not approved by stockholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2014, unless otherwise indicated.

Equity Compensation Plan Information (1)
	(a)		(b)	(c)
				# of shares remaining
	# of shares to be			available for future
	issued upon exercise		Weighted-average	issuance under equity
	of outstanding		exercise price of	compensation plans
	options, warrants		outstanding options,	(excluding securities
Plan category	and rights		warrants and rights (2)	reflected in column (a))
Equity compensation plans approved by security holders	156,371,459	(3)	$28.15	248,063,702	(4)
Equity compensation plans not approved by security holders	17,714,435	(5)	152.12	2,887,788	(6)
Total	174,085,894		42.99	250,951,490

(1)
The table above does not include information about equity compensation plans assumed in mergers that we froze at the time of the merger. Under these assumed plans a total of 349,567 shares of common stock were issuable upon exercise of options. The weighted average exercise price per share of our common stock of the outstanding options was $146.73. We assumed the amended and restated Wachovia Corporation 2003 Stock Incentive Plan (2003 SIP) in the Wachovia merger and in February 2009 used substantially all remaining available shares for stock option grants to legacy Wachovia team members. Information for the 2003 SIP is included in the table above under the plan category for equity compensation plans not approved by security holders. No awards have been granted since February 2009, and no future awards will be granted under the 2003 SIP.

(2)	Does not reflect restricted share rights (RSRs), restricted share units (RSUs), or restricted share awards (RSAs) or deferred compensation benefits because they have no exercise price.
(3)
For the Long-Term Incentive Compensation Plan (LTICP), consists of 85,622,040 shares subject to options, 53,572,150 shares subject to unvested RSRs, and a maximum of 12,773,217 performance shares. For the Supplemental 401(k) Plan, consists of 3,322,131 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 391,547 shares subject to options, 302,578 shares issuable upon distribution of vested but deferred stock awards, and 387,796 shares issuable upon distribution of deferred compensation benefits.

(4)
We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. Each share of common stock issued under the LTICP pursuant to awards other than options or SARs counts as two shares.

Plan	# of shares		Award types
LTICP	245,444,104		Stock options, stock, SARs, restricted stock,
			RSRs, performance shares, performance units
Supplemental 401(k) Plan	2,068,430		Deferral distribution
Directors Plan	551,168		Stock options, deferral distribution

(5)	For the 2003 SIP, consists of 11,691,593 shares subject to options. For the other plans, consists of 6,022,842 shares of common stock issuable upon distribution of deferred compensation benefits.
(6)
We could have issued the number of shares of our common stock indicated in the following table pursuant to distributions of deferred compensation benefits. No information is provided for the 2003 SIP, the Norwest Corporation Directors’ Formula Stock Award Plan or the Norwest Corporation Directors’ Stock Deferral Plan because no future awards or deferrals will be made under these plans and because column (a) reflects all shares issuable under those plans upon exercise or distribution of outstanding awards or deferred compensation benefits.

Plan	# of shares		Award types
Deferred Compensation Plan	2,631,609		Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent
Contractors	256,179		Deferral distribution

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
At December 31, 2014, only options were outstanding under the 2003 SIP. The options generally expire on the tenth anniversary of the grant date and vest ratably over a three-year period from the grant date. The option price is payable to us in full by methods the Board’s Human Resources Committee (HRC) designates, including, but not limited to, in cash or its equivalent, by tendering or withholding shares of our common stock having a fair market value at the time of exercise equal to the total option price, or by a combination of the foregoing. Unless the HRC determines otherwise or except as prohibited by applicable law, options may also be exercised by a “cashless exercise” where the participant gives irrevocable instructions to a broker to promptly deliver to us the amount of sale proceeds from the shares covered by the option exercised, together with any withholding taxes due to the Company. The proceeds from any cash payments upon option exercise are added to our general funds and used for general corporate purposes.

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

Non-Qualified Deferred Compensation Plan for Independent Contractors.  Under the Non-Qualified Deferred Compensation Plan for Independent Contractors participants who performed qualifying investment or other financial services for participating affiliates as independent contractors were able to defer all or part of their eligible compensation payable to them by the affiliate subject to the terms of the plan. Deferral elections were irrevocable once made. Amounts deferred by a participant were treated as if invested in the earnings options selected by the participant, which determine the deferred compensation benefit payable to the participant. The plan offered a number of earnings options, including one based on our common stock with dividends reinvested. We generally distribute amounts allocated to the common stock option in shares of common stock. No future deferrals may be made under this plan and participants may no longer reallocate their existing account balances under the plan among different investment options. Shares remaining available for issuance under the plan consist of shares issuable as a result of amounts credited to participant accounts denominated in our common stock to reflect cash dividends paid on the common stock. The plan is sponsored by a wholly owned subsidiary, WF Deferred Compensation Holdings, Inc. We have guaranteed its obligations under the plan. Participants have no direct interest in any of the earnings options and are general unsecured creditors of the plan sponsor and the Company with respect to their deferred compensation benefits under the plan.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 12 can be found in the Company’s 2015 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers” and “– Principal Stockholders.” That information is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item 13 can be found in the Company’s 2015 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this Item 14 can be found in the Company’s 2015 Proxy Statement under “Item 3 – Appointment of Independent Registered Public Accounting Firm for 2015 – KPMG Fees” and “– Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  FINANCIAL STATEMENTS

The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2014 Annual Report to Stockholders, and are incorporated into this item by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2015.

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
February 25, 2015

By:      /s/ JOHN R. SHREWSBERRY
John R. Shrewsberry
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 25, 2015

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)
February 25, 2015

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering James H. Quigley to sign this document on their behalf.

John D. Baker II	Elizabeth A. Duke	Cynthia H. Milligan	Stephen W. Sanger
Elaine L. Chao	Susan E. Engel	Federico F. Peña	John G. Stumpf
John S. Chen	Enrique Hernandez, Jr.	James H. Quigley	Susan G. Swenson
Lloyd H. Dean	Donald M. James	Judith M. Runstad

By:      /s/ JAMES H. QUIGLEY
James H. Quigley
Director and Attorney-in-fact
February 25, 2015

EXHIBIT INDEX

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)*	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2013), which includes Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2013.
	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Forms of Performance Share Award Agreement:
	For grants on or after February 24, 2015;	Filed herewith.
	For grants on or after February 26, 2013;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	For grants on February 28, 2012;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	For grants on February 22, 2011; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
	For grants to John G. Stumpf, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt on June 22, 2010.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed June 25, 2010.
	Forms of Award Agreement for grants of stock awards to John G. Stumpf and David A. Hoyt.	Incorporated by reference to Exhibits 10(a) and 10(c) to the Company’s Current Report on Form 8-K filed August 6, 2009.
Forms of Restricted Share Rights Award Agreement:
	For grants on or after February 24, 2015, including grants to John G. Stumpf, John R. Shrewsberry, David M. Carroll, Avid Modjtabai, Timothy J. Sloan, and Carrie L. Tolstedt;	Filed herewith.
	For grants on or after February 26, 2013, including grants to John G. Stumpf, Timothy J. Sloan, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	For grants on February 28, 2012, including grants to John G. Stumpf, Timothy J. Sloan, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	For grants on February 22, 2011, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
	For grants prior to February 22, 2011, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
For grants to David A. Hoyt and Carrie L. Tolstedt on February 24, 2009, as amended on November 16, 2010.
Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed February 27, 2009, and Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
	Form of Non-Qualified Stock Option Agreement, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(b)*	Long-Term Incentive Plan.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994.
10(c)*	Wells Fargo Bonus Plan, as amended effective January 1, 2011.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10(d)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 5, 2008.
10(e)*	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(f)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit Number	Description	Location
	Form of Non-Qualified Stock Option Agreement for grants to directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(g)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(h)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(i)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(j)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(k)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10(l)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
10(m)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit Number	Description	Location
10(n)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(o)	Non-Qualified Deferred Compensation Plan for Independent Contractors.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Non-Qualified Deferred Compensation Plan for Independent Contractors, effective January 1, 2014.	Filed herewith.
	Amendment to Non-Qualified Deferred Compensation Plan for Independent Contractors, effective January 1, 2009.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(p)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(q)*	Description of the Company's Non-Employee Director Equity Compensation Program, effective January 1, 2015.	Filed herewith.
10(r)*	Description of the Company's Non-Employee Director Equity Compensation Program, effective January 1, 2014.	Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
10(s)*	Description of Wells Fargo Bank, N.A. Director Compensation Program, effective January 1, 2015.	Filed herewith.
10(t)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(u)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(v)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(w)*	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(x)*	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(y)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(z)*	Form of stock award agreement for Executive Officers of Wachovia Corporation, including David M. Carroll.	Incorporated by reference to Exhibit (10)(ss) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
10(aa)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.
	Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Exhibit Number	Description						Location
10(bb)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
							Filed herewith.
12(a)	Computation of Ratios of Earnings to Fixed Charges:						Filed herewith.
		Year ended December 31,
		2014	2013	2012	2011	2010
	Including interest on deposits	8.56	7.91	6.08	4.32	3.21
	Excluding interest on deposits	11.05	10.68	8.40	5.92	4.32

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:						Filed herewith.
		Year ended December 31,
		2014	2013	2012	2011	2010
	Including interest on deposits	6.27	5.99	4.90	3.67	2.84
	Excluding interest on deposits	7.44	7.36	6.21	4.69	3.61

13	2014 Annual Report to Stockholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Incorporated by reference to Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.