Form 10-Q
period 2015-03-31
WELLS FARGO & COMPANY/MN
filed 2015-05-06
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐

Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 30, 2015
Common stock, $1-2/3 par value	5,149,204,973

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Mar 31, 2015 from
($ in millions, except per share amounts)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Dec 31, 2014	Mar 31, 2014
For the Period
Wells Fargo net income	$5,804	5,709	5,893	2%	(2)
Wells Fargo net income applicable to common stock	5,461	5,382	5,607	1	(3)
Diluted earnings per common share	1.04	1.02	1.05	2	(1)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.38%	1.36	1.57	1	(12)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	13.17	12.84	14.35	3	(8)
Efficiency ratio (1)	58.8	59.0	57.9	—	2
Total revenue	21,278	21,443	20,625	(1)	3
Pre-tax pre-provision profit (PTPP) (2)	8,771	8,796	8,677	—	1
Dividends declared per common share	0.35	0.35	0.30	—	17
Average common shares outstanding	5,160.4	5,192.5	5,262.8	(1)	(2)
Diluted average common shares outstanding	5,243.6	5,279.2	5,353.3	(1)	(2)
Average loans	$863,261	849,429	823,790	2	5
Average assets	1,707,798	1,663,760	1,525,905	3	12
Average core deposits (3)	1,063,234	1,035,999	973,801	3	9
Average retail core deposits (4)	731,413	714,572	690,643	2	6
Net interest margin	2.95%	3.04	3.20	(3)	(8)
At Period End
Investment securities	$324,736	312,925	270,327	4	20
Loans	861,231	862,551	826,443	—	4
Allowance for loan losses	12,176	12,319	13,695	(1)	(11)
Goodwill	25,705	25,705	25,637	—	—
Assets	1,737,737	1,687,155	1,546,707	3	12
Core deposits (3)	1,086,993	1,054,348	994,185	3	9
Wells Fargo stockholders' equity	188,796	184,394	175,654	2	7
Total equity	189,964	185,262	176,469	3	8
Tier 1 capital (5)	158,787	154,666	147,549	3	8
Total capital (5)	196,204	192,940	183,559	2	7
Capital ratios (5):
Total equity to assets	10.93%	10.98	11.41	—	(4)
Risk-based capital:
Tier 1 capital	12.20	12.45	12.63	(2)	(3)
Total capital	15.08	15.53	15.71	(3)	(4)
Tier 1 leverage	9.48	9.45	9.84	—	(4)
Common Equity Tier 1	10.69	11.04	11.36	(3)	(6)
Common shares outstanding	5,162.9	5,170.3	5,265.7	—	(2)
Book value per common share	$32.70	32.19	30.48	2	7
Common stock price:
High	56.29	55.95	49.97	1	13
Low	50.42	46.44	44.17	9	14
Period end	54.40	54.82	49.74	(1)	9
Team members (active, full-time equivalent)	266,000	264,500	265,300	1	—

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(2)
Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.

(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, certain market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).

(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.

(5)	See the "Capital Management" section and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the Glossary of Acronyms for terms used throughout this Report.

Financial Review

Overview
Wells Fargo & Company is a nationwide, diversified, community-based financial services company with $1.7 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 8,700 locations, 12,500 ATMs, the internet (wellsfargo.com) and mobile banking, and we have offices in 36 countries to support customers who conduct business in the global economy. With approximately 266,000 active, full-time equivalent team members, we serve one in three households in the United States and rank No. 29 on Fortune’s 2014 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at March 31, 2015.
We use our Vision and Values to guide us toward growth and success. Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Important to our strategy to achieve this vision is to increase the number of our products our customers utilize and to offer them all of the financial products that fulfill their financial needs. We aspire to create deep and enduring relationships with our customers by discovering their needs and delivering the most relevant products, services, advice, and guidance.
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

Financial Performance
Wells Fargo net income was $5.8 billion in first quarter 2015 with diluted earnings per share (EPS) of $1.04, compared with $5.9 billion and $1.05, respectively, from a year ago. Our solid earnings reflected the benefit of our diversified business model and our continued focus on serving the needs of our customers.
Compared with a year ago:

•	revenue grew 3% as a result of increases in both net interest income and noninterest income;

•	our loans increased $34.8 billion, or 4%, even with the planned runoff in our non-strategic/liquidating portfolios, and our core loan portfolio grew by $54.2 billion, or 7%;

•	our liquidating portfolio declined $19.4 billion and was only 7% of our total loans, down from 9% a year ago;

•
our deposit franchise continued to generate strong customer and balance growth, with total deposits reaching a record $1.2 trillion, up $102.1 billion, or 9%, and we grew the number of primary consumer checking customers by 5.7%;

•	our credit performance continued to be very strong with total net charge-offs down $117 million, or 14%, and represented only 33 basis points (annualized) of average loans; and

•
we continued to maintain our solid customer relationships across our company, with Retail Banking cross-sell of 6.13 products per household (February 2015); Wholesale Banking cross-sell of 7.2 products (December 2014); and Wealth, Brokerage and Retirement cross-sell of 10.44 products (February 2015).

Balance Sheet and Liquidity
Our balance sheet continued to strengthen in first quarter 2015 as we increased our liquidity position, generated core loan and deposit growth, experienced continued improvement in credit quality and maintained strong capital levels. We have been able to grow our loans on a year-over-year basis for 15 consecutive quarters (for the past 12 quarters year-over-year loan growth has been 3% or greater) despite the planned runoff from our non-strategic/liquidating portfolios. Our non-strategic/liquidating loan portfolios decreased $2.2 billion during the quarter and our core loan portfolio increased $914 million. Our investment securities increased by $11.8 billion during the quarter, driven primarily by our purchases of U.S. Treasuries, federal agency mortgage-backed securities (MBS) and municipal securities.
Deposit growth remained strong with period-end deposits up $28.4 billion, or 2%, from December 31, 2014. This increase reflected solid growth across both our commercial and consumer businesses. Our average deposit cost was 9 basis points, consistent with fourth quarter 2014 and down 2 basis points from a year ago. We successfully grew our primary consumer checking customers by 5.7% and primary business checking customers by 5.5% from a year ago (February 2015 compared with February 2014). Our ability to consistently grow primary checking customers is important to our results because these customers have more interactions with us, have higher cross-sell and are more than twice as profitable as non-primary customers.

Overview (continued)

Credit Quality
Credit quality remained strong in first quarter 2015 as losses remained at historically low levels, nonperforming assets (NPAs) continued to decline, and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $708 million, or 0.33% (annualized) of average loans, in first quarter 2015, compared with $825 million a year ago (0.41%), a 14% year-over-year decrease in credit losses. Our commercial portfolio net charge-offs were $44 million, or 4 basis points of average commercial loans. Net consumer credit losses declined to 60 basis points in first quarter 2015 from 75 basis points in first quarter 2014. Our commercial real estate portfolios were in a net recovery position for the ninth consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Losses on our consumer real estate portfolios declined $156 million from a year ago, down 43%, which included a $46 million decline in losses in our core 1-4 family first mortgage portfolio. The lower consumer loss levels reflected the benefit of the improving economy and our continued focus on originating high quality loans. Approximately 61% of the consumer first mortgage portfolio was originated after 2008, when more stringent underwriting standards were implemented.
Our provision for credit losses reflected a release from the allowance for credit losses of $100 million in first quarter 2015, which was $400 million less than what we released a year ago. Future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions.
In addition to lower net charge-offs and provision expense, NPAs also improved and were down $618 million, or 4%, from December 31, 2014, the tenth consecutive quarter of decline. Nonaccrual loans declined $338 million from the prior quarter while foreclosed assets were down $280 million.

Capital
Our financial performance in first quarter 2015 resulted in strong capital generation, which increased total equity to $190.0 billion at March 31, 2015, up $4.7 billion from the prior quarter. We continued to reduce our common share count through the repurchase of 48.4 million common shares in the quarter. We also entered into a $750 million forward repurchase contract in January 2015 with an unrelated third party that settled in April 2015 for 14.0 million shares. In addition, we entered into another $750 million forward repurchase contract with an unrelated third party in April 2015 that is expected to settle before August 2015 for approximately 14 million shares. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2015. In March 2015, the Federal Reserve Board (FRB) announced no objection to our 2015 Capital Plan (the Plan) under the Comprehensive Capital Analysis and Review (CCAR) of the nation's largest banks. The Plan included a proposed increase to our quarterly dividend rate by 7% to $0.375 per common share for second quarter 2015, which was approved by our Board of Directors on April 28, 2015. This result again demonstrates the benefit of our diversified business model and conservative risk discipline, which have positioned us well to return more capital to shareholders while maintaining strong capital levels.
We believe an important measure of our capital strength is the estimated Common Equity Tier 1 ratio under Basel III, using the Advanced Approach, fully phased-in, which increased to 10.48% at March 31, 2015.
Our regulatory capital ratios under Basel III (Standardized Approach with Transition Requirements) were strong with a total risk-based capital ratio of 15.08%, Tier 1 risk-based capital ratio of 12.20% and Tier 1 leverage ratio of 9.48% at March 31, 2015. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of common equity for regulatory purposes.

Earnings Performance
Wells Fargo net income for first quarter 2015 was $5.8 billion ($1.04 diluted earnings per common share), compared with $5.9 billion ($1.05 diluted per share) for first quarter 2014. Our first quarter 2015 earnings reflected strong execution of our business strategy as we continued to satisfy our customers' financial needs. We generated diversified sources of revenue across many of our businesses and grew loans and deposits.
Revenue, the sum of net interest income and noninterest income, was $21.3 billion in first quarter 2015, compared with $20.6 billion in first quarter 2014. Our diversified sources of revenue generated by our businesses continued to be balanced between net interest income and noninterest income. The increase in revenue for first quarter 2015 compared with the same period in 2014 was primarily due to an increase in net interest income, reflecting increases in interest income from loans and trading assets. In first quarter 2015, net interest income of $11.0 billion represented 52% of revenue, compared with $10.6 billion (51%) in the same period in 2014.
Noninterest income was $10.3 billion in first quarter 2015, representing 48% of revenue, compared with $10.0 billion (49%) in first quarter 2014. The increase was driven predominantly by higher trust and investment fees and card fees, as well as net gains on debt securities, partially offset by lower net gains from equity investments.
Noninterest expense was $12.5 billion in first quarter 2015, compared with $11.9 billion in first quarter 2014. The increase in noninterest expense in first quarter 2015, compared with first quarter 2014, reflected higher personnel expense, including higher commission and incentive compensation. Noninterest expense as a percentage of revenue (efficiency ratio) was 58.8% in first quarter 2015 compared with 57.9% in first quarter 2014.

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
While the Company believes that it has the ability to increase net interest income over time, net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets. In addition, some sources of interest income, such as resolutions from purchased credit-impaired (PCI) loans, loan prepayment fees and collection of interest on nonaccrual loans, can vary from period to period. Net interest income growth has been challenged during the prolonged low interest rate environment as higher yielding loans and securities runoff have been replaced with lower yielding assets. The pace of this repricing has slowed in recent quarters.

Net interest income on a taxable-equivalent basis was $11.2 billion in the first quarter of 2015, up from $10.8 billion for the same period a year ago. The net interest margin was 2.95% for the first quarter of 2015, down from 3.20% in the same period a year ago. The increase in net interest income in the first quarter of 2015 from the same period a year ago was largely driven by growth in earning assets, including growth in short-term investments, investment securities, commercial and industrial loans, and trading assets, which offset a decrease in earning asset yields. Lower funding expense, due to an increase in noninterest bearing funding sources and reduced deposit and long-term debt costs, also contributed to higher net interest income. The decline in net interest margin in first quarter of 2015, compared with the same period a year ago was primarily driven by higher funding balances, including customer-driven deposit growth and actions we took in 2014 in response to increased regulatory liquidity expectations which raised long- term debt and term deposits. This growth in funding increased cash and federal funds sold and other short-term investments which are dilutive to net interest margin although essentially neutral to net interest income.
Average earning assets increased $169.9 billion in first quarter 2015 from a year ago, as average investment securities increased $49.5 billion and average federal funds sold and other short-term investments increased $62.4 billion for the same period, respectively. In addition, average loans increased $39.5 billion in first quarter 2015, compared with the same period a year ago.
Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $1.1 trillion in first quarter 2015, compared with $973.8 billion in first quarter 2014, and funded 123% of average loans compared with 118% a year ago. Average core deposits decreased to 69% of average earning assets in first quarter 2015, compared with 71% a year ago. The cost of these deposits has continued to decline due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 97% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)
	Quarter ended March 31,
			2015			2014
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$275,731	0.28%	$190	213,284	0.27%	$144
Trading assets	62,977	2.88	453	48,231	3.17	381
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	26,163	1.55	100	6,572	1.68	28
Securities of U.S. states and political subdivisions	44,948	4.20	472	42,600	4.37	465
Mortgage-backed securities:
Federal agencies	102,193	2.76	706	117,641	2.94	864
Residential and commercial	23,938	5.71	342	28,035	6.12	429
Total mortgage-backed securities	126,131	3.32	1,048	145,676	3.55	1,293
Other debt and equity securities	47,051	3.43	400	49,156	3.59	438
Total available-for-sale securities	244,293	3.32	2,020	244,004	3.65	2,224
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	42,869	2.21	234	1,104	2.18	6
Securities of U.S. states and political subdivisions	1,948	5.16	25	—	—	—
Federal agency mortgage-backed securities	11,318	1.87	53	6,162	3.11	48
Other debt securities	6,792	1.72	29	6,414	1.86	29
Total held-to-maturity securities	62,927	2.19	341	13,680	2.45	83
Total investment securities	307,220	3.08	2,361	257,684	3.59	2,307
Mortgages held for sale (4)	19,583	3.61	177	16,556	4.11	170
Loans held for sale (4)	700	2.67	5	111	6.28	2
Loans:
Commercial:
Commercial and industrial - U.S.	227,682	3.28	1,844	193,865	3.43	1,641
Commercial and industrial - Non U.S.	45,062	1.88	209	42,181	1.92	200
Real estate mortgage	111,497	3.57	981	112,824	3.56	990
Real estate construction	19,492	3.52	169	17,071	4.38	184
Lease financing	12,319	4.95	152	12,262	6.12	188
Total commercial	416,052	3.26	3,355	378,203	3.43	3,203
Consumer:
Real estate 1-4 family first mortgage	265,823	4.13	2,741	259,488	4.17	2,705
Real estate 1-4 family junior lien mortgage	58,880	4.27	621	65,014	4.30	692
Credit card	30,380	11.78	883	26,283	12.32	798
Automobile	56,004	5.95	821	51,794	6.50	831
Other revolving credit and installment	36,122	6.01	535	43,008	5.00	531
Total consumer	447,209	5.05	5,601	445,587	5.02	5,557
Total loans (4)	863,261	4.19	8,956	823,790	4.29	8,760
Other	4,730	5.41	63	4,655	5.72	66
Total earning assets	$1,534,202	3.21%	$12,205	1,364,311	3.49%	$11,830
Funding sources
Deposits:
Interest-bearing checking	$39,155	0.05%	$5	36,799	0.07%	$6
Market rate and other savings	613,413	0.06	97	579,044	0.07	105
Savings certificates	34,608	0.75	64	40,535	0.89	89
Other time deposits	56,549	0.39	56	45,822	0.42	48
Deposits in foreign offices	105,537	0.14	36	91,050	0.14	31
Total interest-bearing deposits	849,262	0.12	258	793,250	0.14	279
Short-term borrowings	71,712	0.11	18	54,502	0.09	13
Long-term debt	183,763	1.32	604	153,793	1.62	619
Other liabilities	16,894	2.30	97	12,859	2.72	87
Total interest-bearing liabilities	1,121,631	0.35	977	1,014,404	0.40	998
Portion of noninterest-bearing funding sources	412,571		—	349,907	—	—
Total funding sources	$1,534,202	0.26	977	1,364,311	0.29	998
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.95%	$11,228		3.20%	$10,832
Noninterest-earning assets
Cash and due from banks	$17,059			16,363
Goodwill	25,705			25,637
Other	130,832			119,594
Total noninterest-earning assets	$173,596			161,594
Noninterest-bearing funding sources
Deposits	$325,531			284,069
Other liabilities	71,988			52,955
Total equity	188,648			174,477
Noninterest-bearing funding sources used to fund earning assets	(412,571)			(349,907)
Net noninterest-bearing funding sources	$173,596			161,594
Total assets	$1,707,798			1,525,905

(1)
Our average prime rate was 3.25% for the quarters ended March 31, 2015 and 2014. The average three-month London Interbank Offered Rate (LIBOR) was 0.26% and 0.24% for the quarters ended March 31, 2015 and 2014, respectively.

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

(5)
Includes taxable-equivalent adjustments of $242 million and $217 million for the quarters ended March 31, 2015 and 2014, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

Earnings Performance (continued)

Noninterest Income
Table 2: Noninterest Income
	Quarter ended Mar 31,
(in millions)	2015	2014	% Change
Service charges on deposit accounts	$1,215	1,215	—%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,380	2,241	6
Trust and investment management	852	844	1
Investment banking	445	327	36
Total trust and investment fees	3,677	3,412	8
Card fees	871	784	11
Other fees:
Charges and fees on loans	309	367	(16)
Merchant processing fees	187	172	9
Cash network fees	125	120	4
Commercial real estate brokerage commissions	129	72	79
Letters of credit fees	88	96	(8)
All other fees	240	220	9
Total other fees	1,078	1,047	3
Mortgage banking:
Servicing income, net	523	938	(44)
Net gains on mortgage loan origination/sales activities	1,024	572	79
Total mortgage banking	1,547	1,510	2
Insurance	430	432	—
Net gains from trading activities	408	432	(6)
Net gains on debt securities	278	83	235
Net gains from equity investments	370	847	(56)
Lease income	132	133	(1)
Life insurance investment income	145	132	10
All other	141	(17)	NM
Total	$10,292	10,010	3
NM - Not meaningful

Noninterest income of $10.3 billion represented 48% of revenue for first quarter 2015, compared with $10.0 billion, or 49% for first quarter 2014. The increase in noninterest income reflected growth in many of our businesses, including credit and debit cards, commercial banking, commercial real estate, corporate banking, investment banking, principal investments, asset-backed finance, real estate capital markets, wealth management and retail brokerage.
Service charges on deposit accounts was $1.2 billion in first quarter 2015, unchanged from first quarter 2014. Lower overdraft fees driven by changes implemented in early October 2014 designed to provide customers with more real time information were offset by higher fees from new commercial product sales and commercial product re-pricing.
Brokerage advisory, commissions and other fees are received for providing services to full-service and discount brokerage customers. Income from these brokerage-related activities include asset-based fees, which are based on the market value of the customer’s assets, and transactional commissions based on the number and size of transactions executed at the customer’s direction. These fees increased to $2.4 billion in first quarter 2015 from $2.2 billion for the same period in 2014. The increase in brokerage income was predominantly due to higher asset-based fees as a result of higher market values and growth in assets under management. Retail brokerage client assets totaled $1.44 trillion at March 31, 2015, up 4% from $1.38 trillion at March 31, 2014.

We earn trust and investment management fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. Trust and investment management fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $852 million in first quarter 2015 from $844 million for the same period in 2014, with growth primarily due to higher market values. At March 31, 2015, these assets totaled $2.5 trillion, an increase from $2.4 trillion at March 31, 2014.
We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees increased to $445 million in first quarter 2015 from $327 million for the same period in 2014, driven by advisory services and broad based equity and debt origination performance in an active domestic market.
Card fees were $871 million in first quarter 2015, compared with $784 million from the same period a year ago. The increase was primarily due to account growth and increased purchase activity.
Other fees of $1.1 billion in first quarter 2015 increased $31 million compared with the same period a year ago as increases in commercial real estate brokerage commissions and merchant processing fees more than offset a decline in charges and fees on loans. Charges and fees on loans decreased to $309 million in first quarter 2015 compared with $367 million for the same period a year ago primarily due to the phase out of the direct deposit advance product during the first half of 2014. Commercial real estate brokerage commissions increased by $57 million in first quarter 2015 compared with the same period a year ago, driven by increased sales and other property-related activities including financing and advisory services.
Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.5 billion in first quarter 2015, unchanged from first quarter 2014.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for first quarter 2015 included a $108 million net MSR valuation gain ($773 million decrease in the fair value of the MSRs and a $881 million hedge gain) and for first quarter 2014 included a $407 million net MSR valuation gain ($441 million decrease in the fair value of the MSRs offset by an $848 million hedge gain). The decrease in net MSR valuation gains in first quarter 2015, compared with the same period in 2014, was primarily attributable to MSR valuation adjustments in first quarter 2015 that reflected higher prepayment expectations due to the reduction in FHA mortgage insurance premiums as well as overall lower actual prepayments in first quarter of 2014.
Our portfolio of residential and commercial loans serviced for others was $1.84 trillion at March 31, 2015, and $1.86 trillion at December 31, 2014. At March 31, 2015, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.71%, compared with 0.75% at December 31, 2014. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sale activities were $1.0 billion in first quarter 2015, up from $572 million for the same period a year ago. The increase in first quarter 2015, compared with the same period a year ago, was primarily driven by increased origination volumes and margins. Mortgage loan originations were $49.0 billion for first quarter 2015, of which 45% were for home purchases, compared with $36 billion and 66% for the same period a year ago. The year-over-year increase was primarily driven by lower mortgage interest rates. Mortgage applications were $93 billion in first quarter 2015 compared with $60 billion for the same period a year ago. The real estate 1-4 family first mortgage unclosed pipeline was $44 billion at March 31, 2015, its highest level since June 30, 2013, compared with $27 billion at March 31, 2014. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For the first quarter of 2015, we released a net $16 million from the repurchase liability, compared with a provision of $6 million for the first quarter of 2014. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

We engage in trading activities primarily to accommodate the investment activities of our customers, execute economic hedging to manage certain of our balance sheet risks and for a very limited amount of proprietary trading for our own account. Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $408 million in first quarter 2015 compared with $432 million for the same period a year ago. The first quarter year-over-year decrease was primarily driven by lower customer accommodation trading within our capital markets business partly offset by higher deferred compensation gains (offset in employee benefits expense).
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
Net gains on debt and equity securities totaled $648 million for first quarter 2015 and $930 million for first quarter 2014, net of other-than-temporary impairment (OTTI) write-downs of $73 million and $135 million for first quarter 2015 and 2014, respectively. The decrease in net gains on debt and equity securities was primarily due to lower net gains from equity investments as our portfolio benefited from strong public and private equity markets in first quarter 2014.
All other income was $141 million in first quarter 2015, compared with $(17) million for the same period a year ago. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method of accounting, any of which can cause decreases and net losses in other income. Higher other income for first quarter 2015, compared with the same period a year ago, reflected higher income from equity method investments and larger ineffectiveness gains on derivatives that qualify for hedge accounting.

Earnings Performance (continued)

Noninterest Expense
Table 3: Noninterest Expense
	Quarter ended Mar 31,
(in millions)	2015	2014	% Change
Salaries	$3,851	3,728	3%
Commission and incentive compensation	2,685	2,416	11
Employee benefits	1,477	1,372	8
Equipment	494	490	1
Net occupancy	723	742	(3)
Core deposit and other intangibles	312	341	(9)
FDIC and other deposit assessments	248	243	2
Outside professional services	548	559	(2)
Operating losses	295	159	86
Outside data processing	253	241	5
Contract services	225	234	(4)
Travel and entertainment	158	219	(28)
Postage, stationery and supplies	171	191	(11)
Advertising and promotion	118	118	—
Foreclosed assets	135	132	2
Telecommunications	111	114	(2)
Insurance	140	125	12
Operating leases	62	50	25
All other	501	474	6
Total	$12,507	11,948	5

Noninterest expense was $12.5 billion in first quarter 2015, up 5% from $11.9 billion in the same period a year ago, driven predominantly by higher personnel expenses ($8.0 billion, up from $7.5 billion a year ago) and higher operating losses ($295 million, up from $159 million a year ago). These increases were partially offset by lower travel and entertainment expense ($158 million, down from $219 million a year ago).
Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were up $497 million, or 7%, in first quarter 2015 compared with the same quarter last year, largely due to higher revenue-related compensation, annual salary increases, higher deferred compensation (offset in trading income) and other benefits.
Operating losses were up $136 million, or 86%, in first quarter 2015 compared with the same period a year ago, primarily reflecting higher litigation accruals.

Travel and entertainment expenses were down $61 million, or 28%, in first quarter 2015 compared with the same period in 2014, primarily driven by travel expense reduction initiatives.
The efficiency ratio was 58.8% in first quarter 2015, compared with 57.9% in first quarter 2014. The Company expects to operate within its targeted efficiency ratio range of 55 to 59% for full year 2015.

Income Tax Expense
Our effective tax rate was 28.2% and 27.9% for first quarter 2015 and 2014, respectively. The effective tax rates for first quarter 2015 and 2014 reflected $359 million and $423 million, respectively, of discrete tax benefits primarily from reductions in reserves for uncertain tax positions due to audit resolutions of prior period matters with U.S. federal and state taxing authorities. Absent additional discrete tax benefits in 2015, we expect the effective income tax rate for full year 2015 to be higher than the effective tax rate for first quarter 2015.

Operating Segment Results
We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. These segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative financial accounting guidance equivalent to generally accepted accounting principles (GAAP). Table 4 and the following discussion present our results by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 18 (Operating Segments) to Financial Statements in this Report.

Table 4: Operating Segment Results – Highlights
(income/expense in millions,	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
average balances in billions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Quarter ended March 31,
Revenue	$12,784	12,593	5,912	5,580	3,733	3,468	(1,151)	(1,016)	21,278	20,625
Provision (reversal of provision) for credit losses	617	419	(6)	(93)	(3)	(8)	—	7	608	325
Noninterest expense	7,064	6,774	3,409	3,215	2,831	2,711	(797)	(752)	12,507	11,948
Net income (loss)	3,665	3,844	1,797	1,742	561	475	(219)	(168)	5,804	5,893
Average loans	$506.4	505.0	337.6	301.9	56.9	50.0	(37.6)	(33.1)	863.3	823.8
Average core deposits	668.9	626.5	303.4	259.0	161.4	156.0	(70.5)	(67.7)	1,063.2	973.8

(1)
Includes corporate items not specific to a business segment and the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

Cross-sell Our cross-sell strategy is to increase the number of products our customers use by offering them all of the financial products that satisfy their financial needs. We track our cross-sell activities based on whether the customer is a retail banking household or has a wholesale banking relationship. For additional information regarding our cross-sell metrics, see the "Earnings Performance – Operating Segments – Cross-sell" section in our 2014 Form 10-K.

Operating Segment Results
The following discussion provides a description of each of our operating segments, including cross-sell metrics and financial results.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including checking and savings accounts, credit and debit cards, and auto, student, and small business lending. These products also include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. through its Regional Banking and Wells Fargo Home Lending business units. The Community Banking segment also includes the results of our Corporate Treasury activities net of allocations in support of the other operating segments and results of investments in our affiliated venture capital partnerships. Our retail banking household cross-sell was 6.13 products per household in February 2015, compared with 6.17 in February 2014. The February 2015 retail banking household cross-sell ratio includes the impact of the sale of government guaranteed student loans in fourth quarter 2014. Our goal of eight products per retail banking household equates to approximately one-half of our estimate of potential demand for an average U.S. household. We believe there is continued opportunity to earn more business from our customers as we build lifelong relationships with them. Our approach is needs-based – some customers will benefit from more than eight products, some may need less, but on average our goal is to have eight products per retail banking household. In February 2015, one of every four of our retail banking households had eight or more of our products. Table 4a provides additional financial information for Community Banking.

Earnings Performance (continued)

Table 4a - Community Banking
	Quarter ended March 31,
(in millions, except average balances which are in billions)	2015	2014	% Change
Net interest income	$7,561	7,275	4%
Noninterest income:
Service charges on deposit accounts	772	817	(6)
Trust and investment fees:
Brokerage advisory, commissions and other fees	506	433	17
Trust and investment management	214	199	8
Investment banking (1)	(36)	(7)	414
Total trust and investment fees	684	625	9
Card fees	802	721	11
Other fees	551	593	(7)
Mortgage banking	1,435	1,424	1
Insurance	31	32	(3)
Net gains from trading activities	83	36	131
Net gains on debt securities	206	10	NM
Net gains from equity investments (2)	290	755	(62)
Other income of the segment	369	305	21
Total noninterest income	5,223	5,318	(2)

Total revenue	12,784	12,593	2

Provision for credit losses	617	419	47
Noninterest expense:
Personnel expense	4,548	4,259	7
Equipment	436	420	4
Net occupancy	534	555	(4)
Core deposit and other intangibles	146	158	(8)
FDIC and other deposit assessments	147	152	(3)
Outside professional services	207	224	(8)
Operating losses	230	119	93
Other expense of the segment	816	887	(8)
Total noninterest expense	7,064	6,774	4
Income before income tax expense and noncontrolling interests	5,103	5,400	(6)
Income tax expense	1,364	1,376	(1)
Net income from noncontrolling interests (3)	74	180	(59)
Net income	$3,665	3,844	(5)
Average loans	$506.4	505.0	—
Average core deposits	668.9	626.5	7
NM - Not meaningful

(1)	Represents syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(2)	Predominantly represents gains resulting from venture capital investments.

(3)	Reflects results attributable to noncontrolling interests primarily associated with the Company’s consolidated merchant services joint venture and venture capital investments.

Community Banking reported net income of $3.7 billion in first quarter 2015, down $179 million, or 5%, from first quarter 2014. Revenue of $12.8 billion increased $191 million, or 2%, from a year ago primarily due to higher net interest income, gains on sale of debt securities, and higher card fees and trust and investment fees, partially offset by lower gains on equity investments and lower service charges on deposit accounts. Average core deposits increased $42.4 billion, or 7%, from first quarter 2014. Primary consumer checking customers as of February 2015 (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) were up 5.7% from February 2014. Noninterest expense increased $290 million, or 4%, from first quarter 2014, driven by higher personnel expenses and operating losses, partially offset by lower travel, occupancy, and other expenses. Net charge-offs decreased $172 million from first quarter 2014 primarily due to credit improvement in consumer real estate loan portfolios. The provision for credit losses was $198 million higher than first quarter 2014 as the improvement in net charge-offs was more than offset by a lower allowance release.

Wholesale Banking provides financial solutions to businesses across the United States and globally with annual sales generally in excess of $20 million. Products and business segments include Middle Market Commercial Banking, Government and Institutional Banking, Corporate Banking, Commercial Real Estate, Treasury Management, Wells Fargo Capital Finance, Insurance, International, Real Estate Capital Markets, Commercial Mortgage Servicing, Corporate Trust, Equipment

Finance, Wells Fargo Securities, Principal Investments, Asset Backed Finance, and Asset Management. Wholesale Banking cross-sell was 7.2 products per relationship in first quarter 2015, consistent with the first quarter of 2014. Table 4b provides additional financial information for Wholesale Banking.

Table 4b - Wholesale Banking
	Quarter ended March 31,
(in millions, except average balances which are in billions)	2015	2014	% Change
Net interest income	$2,921	2,891	1%
Noninterest income:
Service charges on deposit accounts	443	398	11
Trust and investment fees:
Brokerage advisory, commissions and other fees	85	76	12
Trust and investment management	453	460	(2)
Investment banking	484	337	44
Total trust and investment fees	1,022	873	17
Card fees	69	62	11
Other fees	526	453	16
Mortgage banking	113	86	31
Insurance	344	361	(5)
Net gains from trading activities	283	360	(21)
Net gains on debt securities	61	69	(12)
Net gains from equity investments	77	88	(13)
Other income of the segment	53	(61)	NM
Total noninterest income	2,991	2,689	11

Total revenue	5,912	5,580	6

Reversal of provision for credit losses	(6)	(93)	(94)
Noninterest expense:
Personnel expense	1,951	1,790	9
Equipment	47	60	(22)
Net occupancy	113	111	2
Core deposit and other intangibles	85	96	(11)
FDIC and other deposit assessments	79	70	13
Outside professional services	236	243	(3)
Operating losses	37	19	95
Other expense of the segment	861	826	4
Total noninterest expense	3,409	3,215	6
Income before income tax expense and noncontrolling interests	2,509	2,458	2
Income tax expense	706	714	(1)
Net income from noncontrolling interests	6	2	200
Net income	$1,797	1,742	3
Average loans	$337.6	301.9	12
Average core deposits	303.4	259.0	17
NM - Not meaningful

Wholesale Banking reported net income of $1.8 billion, up $55 million, or 3%, from first quarter 2014 driven by revenue growth. Revenue grew $332 million, or 6%, from first quarter 2014 on both increased net interest income and noninterest income. Net interest income increased $30 million, or 1%, driven by loan and other earning asset growth. Noninterest income increased $302 million, or 11%, on increased investment banking, commercial real estate brokerage, treasury management, foreign exchange and loan fees, and improved mortgage banking activity and earnings on nonmarketable equity investments. Average loans of $337.6 billion increased $35.7 billion, or 12%, from first quarter 2014, driven by growth in asset backed finance, capital finance, commercial banking, commercial real estate, corporate banking, equipment finance, government and institutional banking and real estate capital markets. Average core deposits of $303.4 billion increased $44.4 billion, or 17%, from first quarter 2014 reflecting continued strong customer liquidity. Noninterest expense increased $194 million, or 6%, from first quarter 2014 due primarily to higher personnel expenses related to growth initiatives, compliance, and regulatory requirements. The provision for credit losses increased $87 million from first quarter 2014 due primarily to lower recoveries.

Earnings Performance (continued)

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client's financial needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and fiduciary services. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra-high net worth families and individuals as well as endowments and foundations. Brokerage serves customers' advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing retirement and trust services (including 401(k) and pension plan record keeping) for institutional clients and reinsurance services for the life insurance industry. Wealth, Brokerage and Retirement cross-sell was 10.44 products per retail banking household in February 2015, up from 10.42 a year ago. Table 4c provides additional financial information for Wealth, Brokerage and Retirement.

Table 4c - Wealth, Brokerage and Retirement
	Quarter ended March 31,
(in millions, except average balances which are in billions)	2015	2014	% Change
Net interest income	$861	768	12%
Noninterest income:
Service charges on deposit accounts	4	4	—
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,294	2,164	6
Trust and investment management	407	392	4
Investment banking (1)	(3)	(3)	—
Total trust and investment fees	2,698	2,553	6
Card fees	1	1	—
Other fees	4	4	—
Mortgage banking	(2)	(1)	100
Insurance	55	39	41
Net gains from trading activities	42	36	17
Net gains on debt securities	11	4	175
Net gains from equity investments	3	4	(25)
Other income of the segment	56	56	—
Total noninterest income	2,872	2,700	6

Total revenue	3,733	3,468	8

Reversal of provision for credit losses	(3)	(8)	(63)
Noninterest expense:
Personnel expense	1,932	1,847	5
Equipment	12	11	9
Net occupancy	105	103	2
Core deposit and other intangibles	81	87	(7)
FDIC and other deposit assessments	37	35	6
Outside professional services	112	100	12
Operating losses	30	24	25
Other expense of the segment	522	504	4
Total noninterest expense	2,831	2,711	4
Income before income tax expense and noncontrolling interests	905	765	18
Income tax expense	344	290	19
Net income from noncontrolling interests	—	—	—
Net income	$561	475	18
Average loans	$56.9	50.0	14
Average core deposits	161.4	156.0	3

(1)	Represents syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

Wealth, Brokerage and Retirement reported net income of $561 million in first quarter 2015, up 18% from first quarter 2014 driven by higher net interest income and noninterest income. Revenue of $3.7 billion in first quarter 2015 was up 8% from first quarter 2014, predominantly due to strong growth in asset-based fees and higher net interest income primarily driven by growth in investment and loan portfolios. Noninterest expense increased 4% from first quarter 2014, primarily due to brokerage volume-based expenses and higher other expenses. Total provision for credit losses increased $5 million from first quarter 2014.

Balance Sheet Analysis
At March 31, 2015, our assets totaled $1.7 trillion, up $50.6 billion from December 31, 2014. The predominant areas of asset growth were in federal funds sold and other short-term investments, which increased $32.9 billion, investment securities, which increased $11.8 billion, and mortgages held for sale, which increased $4.1 billion. Deposit growth of $28.4 billion, an increase in short-term borrowings of $14.2 billion, and total equity growth of $4.7 billion from December 31, 2014, were the predominant sources that funded our asset growth in first quarter 2015. Equity growth benefited from $3.6 billion in earnings net of dividends paid. The strength of our business model produced solid earnings and continued internal capital generation.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Investment Securities

Table 5: Investment Securities – Summary
	March 31, 2015			December 31, 2014
(in millions)	Amortized Cost	Net unrealized gain	Fair value	Amortized Cost	Net unrealized gain	Fair value
Available-for-sale securities:
Debt securities	$247,757	6,342	254,099	247,747	6,019	253,766
Marketable equity securities	1,919	1,585	3,504	1,906	1,770	3,676
Total available-for-sale securities	249,676	7,927	257,603	249,653	7,789	257,442
Held-to-maturity debt securities	67,133	1,648	68,781	55,483	876	56,359
Total investment securities (1)	$316,809	9,575	326,384	305,136	8,665	313,801

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.

Table 5 presents a summary of our investment securities portfolio, which increased $11.8 billion from December 31, 2014, predominantly due to purchases of U.S. Treasury securities and Federal agency mortgage-backed securities. The total net unrealized gains on available-for-sale securities were $7.9 billion at March 31, 2015, up from $7.8 billion at December 31, 2014, due primarily to a decrease in long-term interest rates. For a discussion of our investment management objectives and practices, see the "Balance Sheet Analysis" section of our 2014 Form 10-K. Also, see the “Risk Management - Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. Of the $73 million in OTTI write-downs recognized in earnings in first quarter 2015, $31 million related to debt securities and $42 million related to nonmarketable equity investments, which are included in other assets. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K and Note 4 (Investment Securities) to Financial Statements in this Report.
At March 31, 2015, investment securities included $49.5 billion of municipal bonds, of which 92.1% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are substantially all investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. Our municipal bond holdings are monitored as part of our ongoing impairment analysis.
The weighted-average expected maturity of debt securities available-for-sale was 6.0 years at March 31, 2015. Because 50% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.

Table 6: Mortgage-Backed Securities
(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At March 31, 2015
Actual	$127.9	4.5	3.9
Assuming a 200 basis point:
Increase in interest rates	118.0	(5.4)	6.0
Decrease in interest rates	131.0	7.6	2.4

The weighted-average expected maturity of debt securities held-to-maturity was 6.2 years at March 31, 2015. See Note 4 (Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.

Balance Sheet Analysis (continued)

Loan Portfolio
Total loans were $861.2 billion at March 31, 2015, down $1.3 billion from December 31, 2014. Table 7 provides a summary of total outstanding loans by non-strategic/liquidating and core loan portfolios. The decrease in the non-strategic/liquidating portfolios was $2.2 billion. Loans in the core portfolio grew

$914 million from December 31, 2014, primarily due to growth in real estate construction loans within the commercial loan portfolio segment.
Additional information on the non-strategic and liquidating loan portfolios is included in Table 12 in the “Risk Management – Credit Risk Management” section in this Report.

Table 7: Loan Portfolios
	March 31, 2015			December 31, 2014
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$414,600	699	415,299	413,701	1,125	414,826
Consumer	388,077	57,855	445,932	388,062	59,663	447,725
Total loans	$802,677	58,554	861,231	801,763	60,788	862,551
Change from prior quarter-end	$914	(2,234)	(1,320)	25,972	(2,304)	23,668

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

Table 8 shows contractual loan maturities for loan categories normally not subject to regular periodic principal reduction and distribution of loans in those categories to changes in interest rates.

Table 8: Maturities for Selected Commercial Loan Categories
	March 31, 2015				December 31, 2014
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$73,576	175,072	22,440	271,088	76,216	172,801	22,778	271,795
Real estate mortgage	17,458	60,473	33,917	111,848	17,485	61,092	33,419	111,996
Real estate construction	6,641	12,021	1,319	19,981	6,079	11,312	1,337	18,728
Total selected loans	$97,675	247,566	57,676	402,917	99,780	245,205	57,534	402,519
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$15,942	26,049	20,919	62,910	15,574	25,429	20,002	61,005
Loans at floating/variable interest rates	81,733	221,517	36,757	340,007	84,206	219,776	37,532	341,514
Total selected loans	$97,675	247,566	57,676	402,917	99,780	245,205	57,534	402,519

Deposits
Deposits totaled $1.2 trillion at both March 31, 2015, and December 31, 2014. Table 9 provides additional information regarding deposits. Deposit growth of $28.4 billion from December 31, 2014, reflected continued customer-driven growth as well as liquidity-related issuances of term deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $1.1 trillion at March 31, 2015, and December 31, 2014. Core deposits were up $32.6 billion from December 31, 2014.

Table 9: Deposits
($ in millions)	Mar 31, 2015	% of total deposits	Dec 31, 2014	% of total deposits	% % Change
Noninterest-bearing	$335,858	28%	$321,962	27%	4
Interest-bearing checking	41,165	3	41,713	4	(1)
Market rate and other savings	606,741	51	585,530	50	4
Savings certificates	33,494	3	35,354	3	(5)
Foreign deposits (1)	69,735	6	69,789	6	—
Core deposits	1,086,993	91	1,054,348	90	3
Other time and savings deposits	73,303	6	76,322	7	(4)
Other foreign deposits	36,367	3	37,640	3	(3)
Total deposits	$1,196,663	100%	$1,168,310	100%	2

(1)	Reflects Eurodollar sweep balances included in core deposits.

Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2014 Form 10-K for a description of our critical accounting policy related to fair value of financial instruments and a discussion of our fair value measurement techniques.
Table 10 presents the summary of the fair value of financial instruments recorded at fair value on a recurring basis, and the amounts measured using significant Level 3 inputs (excluding derivative netting adjustments). The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information (collectively Level 1 and 2 measurements).

Table 10: Fair Value Level 3 Summary
	March 31, 2015		December 31, 2014
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$380.6	30.4	378.1	32.3
As a percentage of total assets	22%	2	22	2
Liabilities carried at fair value	$38.2	2.1	34.9	2.3
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.
(1) Excludes derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the the Level 1, 2 and 3 fair value hierarchy.
Equity
Total equity was $190.0 billion at March 31, 2015 compared with $185.3 billion at December 31, 2014. The increase was predominantly driven by a $3.6 billion increase in retained earnings from earnings net of dividends paid, and a $2.8 billion increase in preferred stock, partially offset by a net reduction in common stock due to repurchases.

Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include commitments to lend and purchase securities, transactions with unconsolidated entities, guarantees, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

Commitments to Lend and Purchase Securities
We enter into commitments to lend funds to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we make commitments, we are exposed to credit risk. However, the maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are expected to expire without being used by the customer. For more information on lending commitments, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report. We also enter into commitments to purchase securities under resale agreements. For more information on commitments to purchase securities under resale agreements, see Note 3 (Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments) to Financial Statements in this Report.

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

Derivatives
We primarily use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivatives are recorded on the balance sheet at fair value and volume can be measured in terms of the notional amount, which is generally not exchanged, but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments.
For more information on derivatives, see Note 12 (Derivatives) to Financial Statements in this Report.

Other Commitments
We also have other off-balance sheet transactions, including obligations to make rental payments under noncancelable operating leases and commitments to purchase certain debt and equity securities. Our operating lease obligations are discussed in Note 7 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements in our 2014 Form 10-K. For more information on commitments to purchase debt and equity securities, see the “Off-Balance Sheet Arrangements” section in our 2014 Form 10-K.

Risk Management
Financial institutions must manage a variety of business risks that can significantly affect their financial performance. Among the key risks that we must manage are operational risks, credit risks, and asset/liability management risks, which include interest rate, market, and liquidity and funding risks. Our risk culture is strongly rooted in our Vision and Values, and in order to succeed in our mission of satisfying all our customers’ financial needs and helping them succeed financially, our business practices and operating model must support prudent risk management practices. For more information about how we manage these risks, see the “Risk Management” section in our 2014 Form 10-K. The discussion that follows provides an update regarding these risks.
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal controls and processes, people and systems, or resulting from external events. These losses may be caused by events such as fraud, breaches of customer privacy, business disruptions, inappropriate employee behavior, vendors that do not perform their responsibilities and regulatory fines and penalties.
Information security is a significant operational risk for financial institutions such as Wells Fargo, and includes the risk of losses resulting from cyber attacks. Wells Fargo and other financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information. Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Addressing cybersecurity risks is a priority for Wells Fargo, and we continue to develop and enhance our controls, processes and systems in order to protect our networks, computers, software and data from attack, damage or unauthorized access. We are also proactively involved in industry cybersecurity efforts and working with other parties, including our third-party service providers and governmental agencies, to continue to enhance defenses and improve resiliency to cybersecurity threats. See the “Risk Factors” section in our 2014 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable
(in millions)	Mar 31, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$271,088	271,795
Real estate mortgage	111,848	111,996
Real estate construction	19,981	18,728
Lease financing	12,382	12,307
Total commercial	415,299	414,826
Consumer:
Real estate 1-4 family first mortgage	265,213	265,386
Real estate 1-4 family junior lien mortgage	57,839	59,717
Credit card	30,078	31,119
Automobile	56,339	55,740
Other revolving credit and installment	36,463	35,763
Total consumer	445,932	447,725
Total loans	$861,231	862,551

We manage our credit risk by establishing what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our existing loan portfolios. We employ various credit risk management and monitoring activities to mitigate risks associated with multiple risk factors affecting loans we hold, could acquire or originate including:

•	Loan concentrations and related credit quality

•	Counterparty credit risk

•	Economic and market conditions

•	Legislative or regulatory mandates

•	Changes in interest rates

•	Merger and acquisition activities

•	Reputation risk

Our credit risk management oversight process is governed centrally, but provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, disciplined credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process.
A key to our credit risk management is adherence to a well-controlled underwriting process, which we believe is appropriate for the needs of our customers as well as investors who purchase the loans or securities collateralized by the loans.

Credit Quality Overview  Credit quality continued to improve during first quarter 2015 due in part to improving economic conditions, in particular the housing market, as well as our proactive credit risk management activities. In particular:

•
Nonaccrual loans totaled $2.2 billion at both March 31, 2015, and December 31, 2014, in our commercial portfolio and decreased to $10.3 billion in our consumer portfolio at March 31, 2015, compared with $10.6 billion at December 31, 2014. Nonaccrual loans represented 1.45% of total loans at March 31, 2015, compared with 1.49% at December 31, 2014.

•
Net charge-offs (annualized) as a percentage of average total loans improved to 0.33% in first quarter 2015, compared with 0.41% for the same period a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.04% and 0.60% in first quarter 2015, respectively, compared with 0.01% and 0.75%, respectively, in first quarter 2014.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $74 million and $767 million in our commercial and consumer portfolios, respectively, at March 31, 2015, compared with $47 million and $873 million at December 31, 2014.

Various economic indicators such as home prices influenced our evaluation of the allowance and provision for credit losses. Accordingly:

•	Our provision for credit losses was $608 million in first quarter 2015, compared with $325 million for the same period a year ago.

•	The allowance for credit losses decreased to $13.0 billion, or 1.51% of total loans, at March 31, 2015 from $13.2 billion, or 1.53%, at December 31, 2014.

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
Table 12 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and PCI loans acquired from Wachovia, certain portfolios from legacy Wells Fargo Home Equity and Wells Fargo Financial, and our Education Finance government guaranteed student loan portfolio. The total balance of our non-strategic and liquidating loan portfolios has decreased 69% since the merger with Wachovia at December 31, 2008, and decreased 4% from the end of 2014.
Additional information regarding the liquidating PCI and Pick-a-Pay loan portfolios is provided in the discussion of loan portfolios that follows.

Table 12: Non-Strategic and Liquidating Loan Portfolios
	Outstanding balance
	Mar 31,	December 31,
(in millions)	2015	2014	2008
Commercial:
Legacy Wachovia commercial and industrial and commercial real estate PCI loans (1)	$699	1,125	18,704
Total commercial	699	1,125	18,704
Consumer:
Pick-a-Pay mortgage (1)(2)	43,745	45,002	95,315
Legacy Wells Fargo Financial debt consolidation (3)	11,067	11,417	25,299
Liquidating home equity	2,744	2,910	10,309
Legacy Wachovia other PCI loans (1)	276	300	2,478
Legacy Wells Fargo Financial indirect auto (3)	23	34	18,221
Education Finance - government insured	—	—	20,465
Total consumer	57,855	59,663	172,087
Total non-strategic and liquidating loan portfolios	$58,554	60,788	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

(2)	Includes PCI loans of $21.0 billion, $21.5 billion and $37.6 billion at March 31, 2015 and December 31, 2014 and 2008, respectively.

(3)	When we refer to “legacy Wells Fargo,” we mean Wells Fargo excluding Wachovia Corporation (Wachovia).

Risk Management - Credit Risk Management (continued)

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans totaled $22.4 billion at March 31, 2015, down from $23.3 billion and $58.8 billion at December 31, 2014 and 2008, respectively, and $2.9 billion in nonaccretable difference remains at March 31, 2015, to absorb losses on PCI loans. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
Since December 31, 2008, we have released over $10.5 billion in nonaccretable difference, including $8.6 billion transferred from the nonaccretable difference to the accretable yield and $1.9 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. Through March 31, 2015, cumulative losses on PCI loans were $8.8 billion lower than our December 31, 2008 initial expectation of $41.0 billion.
For additional information on PCI loans, see the “Risk Management - Credit Risk Management - Purchased Credit-Impaired Loans” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K, and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

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

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING  For purposes of portfolio risk management, we aggregate commercial and industrial loans and lease financing according to market segmentation and standard industry codes. We generally subject commercial and industrial loans and lease financing to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard, doubtful and loss categories.
The commercial and industrial loans and lease financing portfolio totaled $283.5 billion, or 33% of total loans, at March 31, 2015. The annualized net charge-off rate for this portfolio was 0.09% in first quarter 2015 compared with 0.12% in fourth quarter 2014, and 0.08% in first quarter 2014. At March 31, 2015, 0.24% of this portfolio was nonaccruing, compared with 0.20% at December 31, 2014. In addition, $16.6 billion of this portfolio was rated as criticized in accordance with regulatory guidance at March 31, 2015, compared with $16.7 billion at December 31, 2014.
A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 13 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $45.6 billion of foreign loans at March 31, 2015, that were reported in a separate foreign loan class in prior periods. Foreign loans totaled $15.7 billion within the investor category, $16.7 billion within the financial institutions category and $1.5 billion within the oil and gas category.
The investors category includes loans to special purpose vehicles (SPVs) formed by sponsoring entities to invest in financial assets backed predominantly by commercial and residential real estate or corporate cash flow, and are repaid from the asset cash flows or the sale of assets by the SPV. We limit loan amounts to a percentage of the value of the underlying assets, as determined by us, based primarily on analysis of underlying credit risk and other factors such as asset duration and ongoing performance.

The $16.7 billion of foreign loans in the financial institutions category were primarily originated by our Global Financial Institutions (GFI) business. We provide financial institutions with a variety of relationship focused products and services, including loans supporting short-term trade finance and working capital needs.
Slightly more than half of our oil and gas loans were to businesses in the exploration and production (E&P) sector. Most of these E&P loans are secured by oil and/or gas reserves and have underlying borrowing base arrangements which include regular (typically semi-annual) “redeterminations” that consider refinements to borrowing structure and prices used to determine borrowing limits. The remainder of the oil and gas loans were to midstream and services and equipment companies.

Table 13: Commercial and Industrial Loans and Lease Financing by Industry (1)
	March 31, 2015
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$27	40,555		5%
Financial institutions	24	34,985		4
Oil and gas	96	18,475		2
Food and beverage	13	14,328		2
Cyclical retailers	20	13,908		2
Healthcare	27	13,741		2
Industrial equipment	6	13,372		1
Real estate lessor	4	12,043		1
Public administration	10	8,386		1
Technology	33	7,815		1
Transportation	18	7,279		1
Business services	25	6,880		1
Other	383	91,703	(3)	10
Total	$686	283,470		33%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $69 million PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $6.1 billion.

Risk Management - Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $5.4 billion of foreign CRE loans, totaled $131.8 billion, or 15%, of total loans at March 31, 2015, and consisted of $111.8 billion of mortgage loans and $20.0 billion of construction loans.
On April 10, 2015, we announced an agreement to purchase approximately $9 billion of commercial real estate mortgage loans from GE Capital. This portfolio consists of performing loans primarily in the United States, the United Kingdom and Canada. We also agreed to provide $4 billion of secured financing to Blackstone Mortgage Trust for its purchase of a commercial mortgage portfolio. We expect the loan purchase and financing transactions to be completed in a series of closings during second and third quarter 2015.

Table 14 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Texas which represented 28% and 8% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 27% and apartments at 14% of the portfolio. CRE nonaccrual loans totaled 1.1% of the CRE outstanding balance at March 31, 2015, compared with 1.3% at December 31, 2014. At March 31, 2015, we had $7.2 billion of criticized CRE mortgage loans, compared with $7.9 billion at December 31, 2014, and $872 million of criticized CRE construction loans, down from $949 million at December 31, 2014.
At March 31, 2015, the recorded investment in PCI CRE loans totaled $1.0 billion, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.

Table 14: CRE Loans by State and Property Type
	March 31, 2015
	Real estate mortgage			Real estate construction			Total
(in millions)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	% of total loans
By state:
California	$344	33,059		17	3,703		361	36,762		4%
Texas	90	8,074		1	1,977		91	10,051		1
Florida	149	7,837		7	1,964		156	9,801		1
New York	35	6,463		15	1,504		50	7,967		1
North Carolina	86	3,841		8	899		94	4,740		1
Washington	35	3,579		—	682		35	4,261		*
Arizona	70	3,611		1	451		71	4,062		*
Georgia	93	3,133		24	435		117	3,568		*
Virginia	15	2,298		3	1,101		18	3,399		*
New Jersey	38	2,477		1	807		39	3,284		*
Other	369	37,476		105	6,458		474	43,934	(2)	5
Total	$1,324	111,848		182	19,981		1,506	131,829		15%
By property:
Office buildings	$357	33,197		1	2,532		358	35,729		4%
Apartments	42	12,012		4	7,004		46	19,016		2
Industrial/warehouse	232	12,197		—	1,209		232	13,406		2
Retail (excluding shopping center)	165	12,280		—	798		165	13,078		2
Real estate - other	155	11,227		—	379		155	11,606		1
Shopping center	67	8,896		—	1,129		67	10,025		1
Hotel/motel	49	8,407		—	993		49	9,400		1
Institutional	56	3,153		—	540		56	3,693		*
1-4 Family structure	—	418		31	2,109		31	2,527		*
Agriculture	33	2,353		—	18		33	2,371		*
Other	168	7,708		146	3,270		314	10,978		1
Total	$1,324	111,848		182	19,981		1,506	131,829		15%

*	Less than 1%.

(1)
Includes a total of $1.0 billion PCI loans, consisting of $886 million of real estate mortgage and $123 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.2 billion.

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At March 31, 2015, foreign loans totaled $51.6 billion, representing approximately 6% of our total consolidated loans outstanding, compared with $50.6 billion, or approximately 6% of total consolidated loans outstanding, at December 31, 2014. Foreign loans were approximately 3% of our consolidated total assets at March 31, 2015 and at December 31, 2014.
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
We evaluate our individual country risk exposure on an ultimate country of risk basis, which is normally based on the country of residence of the guarantor or collateral location, and is different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at March 31, 2015, was the United Kingdom, which totaled $20.9 billion, or approximately 1% of our total assets, and included $4.3 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 15 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, on an ultimate risk basis.

Table 15: Select Country Exposures
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
March 31, 2015
Top 20 country exposures:
United Kingdom	$4,305	10,211	—	3,370	—	3,031	4,305	16,612	20,917
Canada	—	9,604	—	1,250	—	568	—	11,422	11,422
Cayman Islands	—	2,744	—	—	—	36	—	2,780	2,780
Brazil	—	2,642	1	15	—	4	1	2,661	2,662
Netherlands	—	2,253	—	261	—	54	—	2,568	2,568
Ireland	50	2,131	—	158	—	106	50	2,395	2,445
China	—	2,246	—	148	11	24	11	2,418	2,429
Bermuda	—	2,279	—	59	—	25	—	2,363	2,363
Germany	24	1,334	—	600	—	142	24	2,076	2,100
France	—	427	—	1,101	—	537	—	2,065	2,065
Turkey	—	1,669	—	—	—	1	—	1,670	1,670
Luxembourg	—	1,542	—	100	—	19	—	1,661	1,661
India	—	1,520	—	134	—	—	—	1,654	1,654
Switzerland	—	1,042	—	372	—	97	—	1,511	1,511
Mexico	—	1,244	—	41	—	133	—	1,418	1,418
Australia	16	651	—	565	—	86	16	1,302	1,318
Chile	—	1,169	—	67	—	45	—	1,281	1,281
Guernsey	—	768	—	—	—	—	—	768	768
Spain	—	616	—	58	—	9	—	683	683
Colombia	21	642	—	6	—	4	21	652	673
Total top 20 country exposures	$4,416	46,734	1	8,305	11	4,921	4,428	59,960	64,388
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$74	8,303	—	2,278	—	867	74	11,448	11,522
Austria	—	458	—	1	—	3	—	462	462
Italy	—	139	—	93	—	18	—	250	250
Belgium	—	93	—	16	—	12	—	121	121
Other Eurozone exposure (6)	18	34	—	33	—	4	18	71	89
Total Eurozone exposure	$92	9,027	—	2,421	—	904	92	12,352	12,444

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $46 million in PCI loans, predominantly to customers in the Netherlands and Germany, and $1.8 billion in defeased leases secured largely by U.S. Treasury and government agency securities, or government guaranteed.

(2)	Represents exposure on debt and equity securities of foreign issuers.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At March 31, 2015, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $3.0 billion, which was offset by the notional amount of CDS purchased of $3.0 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $19.0 billion exposure to financial institutions and $41.9 billion to non-financial corporations at March 31, 2015.

(5)	Consists of exposure to Netherlands, Ireland, Germany, France, Luxembourg and Spain included in Top 20.

(6)
Includes non-sovereign exposure to Portugal and Greece in the amount of $53 million and $7 million, respectively, and less than $1 million to Cyprus. We had no sovereign debt exposure to these countries at March 31, 2015.

Risk Management - Credit Risk Management (continued)

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS  Our real estate 1-4 family first and junior lien mortgage loans primarily include loans we have made to customers and retained as part of our asset/liability management strategy. These loans, as presented in Table 16, include the Pick-a-Pay portfolio acquired from Wachovia which is discussed later in this Report. These loans also include other purchased loans and loans included on our balance sheet as a result of consolidation of variable interest entities (VIEs).

Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans
	March 31, 2015		December 31, 2014
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage
Core portfolio	$210,288	65%	$208,852	64%
Non-strategic and liquidating loan portfolios:
Pick-a-Pay mortgage	43,745	14	45,002	14
PCI and liquidating first mortgage	11,180	3	11,532	4
Total non-strategic and liquidating loan portfolios	54,925	17	56,534	18
Total real estate 1-4 family first mortgage loans	265,213	82	265,386	82
Real estate 1-4 family junior lien mortgage
Core portfolio	54,941	17	56,631	17
Non-strategic and liquidating loan portfolios	2,898	1	3,086	1
Total real estate 1-4 family junior lien mortgage loans	57,839	18	59,717	18
Total real estate 1-4 family mortgage loans	$323,052	100%	$325,103	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 11% and 12% of total loans at March 31, 2015 and December 31, 2014, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia and are part of our liquidating loan portfolios. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 40% at March 31, 2015, as a result of our modification activities and customers exercising their option to convert to fixed payments. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2014 Form 10-K.
Part of our credit monitoring includes tracking delinquency, FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in first quarter 2015 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at March 31, 2015, totaled $9.3 billion, or 3%, of total non-PCI mortgages, compared with $10.2 billion, or 3%, at December 31, 2014. Loans with FICO scores lower than 640 totaled $25.2 billion at March 31, 2015, or 8% of total non-PCI mortgages, compared with $25.8 billion, or 9%, at December 31, 2014. Mortgages with a LTV/CLTV greater than 100% totaled $19.4 billion at March 31, 2015, or 6% of total non-PCI mortgages, compared with $20.3 billion, or 7%, at December 31, 2014. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 17. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans at March 31, 2015, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2014 Form 10-K.

Table 17: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State
	March 31, 2015
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$81,434	16,027	97,461	11%
New York	17,979	2,586	20,565	2
Florida	14,124	5,275	19,399	2
New Jersey	11,024	4,723	15,747	2
Virginia	6,982	3,209	10,191	1
Texas	7,945	846	8,791	1
Pennsylvania	5,762	2,900	8,662	1
North Carolina	5,926	2,552	8,478	1
Washington	6,036	1,423	7,459	1
Other (2)	61,260	18,210	79,470	10
Government insured/ guaranteed loans (3)	25,518	—	25,518	3
Total	$243,990	57,751	301,741	35%
Real estate 1-4 family PCI loans:
California	$14,703	23	14,726	2%
Florida	1,560	14	1,574	*
New Jersey	753	13	766	*
Other (1)	4,207	38	4,245	1
Total	$21,223	88	21,311	3%
Total	$265,213	57,839	323,052	38%

*	Less than 1%.

(1)	Consists of 45 states; no state had loans in excess of $512 million.

(2)	Consists of 41 states; no state had loans in excess of $7.2 billion.

(3)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Risk Management - Credit Risk Management (continued)

First Lien Mortgage Portfolio  The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in first quarter 2015, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average total loans improved to 0.13% in first quarter 2015, compared with 0.27% in first quarter 2014. Nonaccrual loans were $8.3 billion at March 31, 2015, compared with $8.6 billion at December 31, 2014. Improvement in the credit performance was driven by both an improving economic and housing environment and declining balances in non-strategic and liquidating loans, which have been replaced with higher quality assets originated after 2008 utilizing tighter underwriting standards. Real estate 1-4 family first lien mortgage loans originated after 2008 have resulted in minimal losses to date and were approximately 61% of our total real estate 1-4 family first lien mortgage portfolio as of March 31, 2015. First lien mortgage portfolios by state are presented in Table 18.

Table 18: First Lien Mortgage Portfolios Performance (1)
	Outstanding balance		% of loans two payments or more past due		Loss (recovery) rate (annualized) quarter ended
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
(in millions)	2015	2014	2015	2014	2015	2014	2014	2014	2014
Core portfolio:
California	$68,063	67,038	0.74%	0.83	—	0.01	—	0.01	0.04
New York	16,623	16,102	1.94	1.97	0.04	0.06	0.09	0.09	0.17
Florida	10,929	10,991	3.42	3.78	0.05	0.04	0.10	0.12	0.26
New Jersey	9,258	9,203	3.92	3.95	0.19	0.21	0.25	0.33	0.46
Texas	6,630	6,646	1.22	1.48	0.01	0.01	(0.02)	0.01	0.02
Other	73,267	72,604	2.10	2.34	0.15	0.12	0.14	0.16	0.31
Total	184,770	182,584	1.72	1.89	0.08	0.07	0.08	0.10	0.20
Government insured/guaranteed loans	25,518	26,268
Total core portfolio including government insured/guaranteed loans	210,288	208,852	1.72	1.89	0.08	0.07	0.08	0.10	0.20
Non-strategic and liquidating portfolios	33,702	34,822	14.42	15.55	0.58	0.62	0.83	0.99	0.93
Total first lien mortgages	$243,990	243,674	3.68%	4.08	0.16	0.16	0.21	0.26	0.34

(1)	Excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

Our total real estate 1-4 family first lien mortgage portfolio decreased $173 million in first quarter 2015 as a result of runoff in our real estate 1-4 family first lien mortgage non-strategic and liquidating portfolios. Excluding this runoff, our core real estate 1-4 family first lien mortgage portfolio increased $1.4 billion, as we retained $11.2 billion in non-conforming originations, primarily consisting of loans that exceed conventional conforming loan amount limits established by federal government-sponsored entities (GSEs), in first quarter 2015.

Pick‑a‑Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 19 provides balances by types of loans as of March 31, 2015, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $25.8 billion at March 31, 2015, compared with $61.0 billion at acquisition. Primarily due to modification efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 15% of the total Pick-a-Pay portfolio at March 31, 2015, compared with 51% at acquisition.

Table 19: Pick-a-Pay Portfolio - Comparison to Acquisition Date
			December 31,
	March 31, 2015		2014		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$19,446	40%	$20,258	41%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	6,525	14	6,776	14	15,763	14
Full-term loan modifications	22,407	46	22,674	45	—	—
Total adjusted unpaid principal balance	$48,378	100%	$49,708	100%	$115,700	100%
Total carrying value	$43,745		45,002		95,315

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

Risk Management - Credit Risk Management (continued)

Table 20: Pick-a-Pay Portfolio (1)
	March 31, 2015
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)
California	$17,901	76%	$14,690	61%	$11,037	56%
Florida	2,047	86	1,525	61	2,286	70
New Jersey	863	82	727	64	1,482	70
New York	557	77	494	62	699	68
Texas	227	62	208	56	888	49
Other states	4,156	82	3,391	65	6,318	68
Total Pick-a-Pay loans	$25,751	77	$21,035	61	$22,710	62

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2015.

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

In first quarter 2015, we completed nearly 1,000 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed nearly 130,000 modifications since the Wachovia acquisition, resulting in $6.1 billion of principal forgiveness to our Pick-a-Pay customers. There remains $19 million of conditional forgiveness that can be earned by borrowers through performance over a three-year period.
Due to better than expected performance observed on the PCI portion of the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $6.0 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 11.5 years at March 31, 2015. The weighted average remaining life decreased slightly from December 31, 2014 due to the passage of time. The accretable yield percentage at March 31, 2015, was 6.21%, up from 6.15% at the end of 2014 due to favorable changes in the expected timing and composition of cash flows resulting from improving credit and prepayment expectations. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.

The predominant portion of our PCI loans is included in the Pick-a-Pay portfolio. For further information on the judgment involved in estimating expected cash flows for PCI loans, see the “Critical Accounting Policies – Purchased Credit-Impaired Loans” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K.
For further information on the Pick-a-Pay portfolio, including recast risk, deferral of interest and loan modifications, see the "Risk Management - Credit Risk Management - Pick-a-Pay Portfolio" section in our 2014 Form 10-K.

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
We monitor the number of borrowers paying the minimum amount due on a monthly basis. In March 2015, approximately 95% of our borrowers with a junior lien mortgage outstanding balance paid the minimum amount due or more, including approximately 45% who paid only the minimum amount due.
Table 21 shows the credit attributes of the core and liquidating junior lien mortgage portfolios and lists the top five states by outstanding balance for the core portfolio. Loans to California borrowers represent the largest state concentration in each of these portfolios. The decrease in outstanding balances since December 31, 2014, predominantly reflects loan paydowns. As of March 31, 2015, 20% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior liens with a CLTV ratio in excess of 100%, 2.69% were two payments or more past due. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 8% of the junior lien mortgage portfolio at March 31, 2015.

Table 21: Junior Lien Mortgage Portfolios (1)
	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
(in millions)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Core portfolio
California	$15,048	15,535	1.98%	2.07	0.30	0.33	0.44	0.47	0.67
Florida	5,148	5,283	2.75	2.96	1.10	1.22	1.29	1.23	1.86
New Jersey	4,618	4,705	3.17	3.43	1.15	1.37	1.38	1.45	1.49
Virginia	3,081	3,160	1.93	2.18	1.05	1.03	0.59	0.86	0.87
Pennsylvania	2,869	2,942	2.45	2.72	1.18	1.15	1.04	1.24	1.01
Other	24,177	25,006	2.06	2.20	0.84	0.78	0.83	1.05	1.15
Total	54,941	56,631	2.21	2.36	0.77	0.77	0.81	0.94	1.09
Liquidating portfolio	2,810	2,985	4.35	4.77	2.43	2.92	2.61	2.46	2.94
Total core and liquidating portfolios	$57,751	59,616	2.31%	2.49	0.85	0.88	0.90	1.02	1.20

(1)	Excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

Risk Management - Credit Risk Management (continued)

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
Table 22 reflects the outstanding balance of our portfolio of junior lien lines and loans and senior lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.3 billion, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $117 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 22: Junior Lien Mortgage Line and Loan and Senior Lien Mortgage Line Portfolios Payment Schedule
			Scheduled end of draw / term
(in millions)	Outstanding balance March 31, 2015	Remainder of 2015	2016	2017	2018	2019	2020 and thereafter (1)	Amortizing
Junior residential lines	$51,114	4,019	6,073	6,396	3,460	1,348	24,568	5,250
Junior loans (2)	6,637	53	86	96	10	7	1,111	5,274
Total junior lien (3)(4)	57,751	4,072	6,159	6,492	3,470	1,355	25,679	10,524
First lien lines	16,811	875	881	901	1,026	451	11,393	1,284
Total (3)(4)	$74,562	4,947	7,040	7,393	4,496	1,806	37,072	11,808
% of portfolios	100%	7%	9%	10%	6%	2%	50%	16%

(1)
The annual scheduled end of draw or term ranges from $1.7 billion to $9.7 billion and averages $5.3 billion per year for 2020 and thereafter. Loans that convert in 2025 and thereafter have draw periods that generally extend to 15 or 20 years.

(2)
Junior loans within the term period predominantly represent principal and interest products that require a balloon payment upon the end of the loan term. Amortizing junior loans include $59 million of balloon loans that have reached end of term and are now past due.

(3)	Lines in their draw period are predominantly interest-only. The unfunded credit commitments for junior and first lien lines totaled $69.7 billion at March 31, 2015.

(4)
Includes scheduled end-of-term balloon payments totaling $331 million, $358 million, $472 million, $501 million, $432 million and $1.9 billion for 2015, 2016, 2017, 2018, 2019, and 2020 and thereafter, respectively. Amortizing lines include $151 million of end-of-term balloon payments, which are past due. At March 31, 2015, $420 million, or 6% of outstanding lines of credit that are amortizing, are 30 or more days past due compared to $1.1 billion, or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $30.1 billion at March 31, 2015, which represented 3% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.19% for first quarter 2015, compared with 3.57% for first quarter 2014.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $56.3 billion at March 31, 2015. The net charge-off rate (annualized) for our automobile portfolio was 0.73% for first quarter 2015, compared with 0.70% for first quarter 2014.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $36.5 billion at March 31, 2015, and primarily included student and security-based loans. Student loans totaled $12.2 billion at March 31, 2015. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.32% for first quarter 2015, compared with 1.29% for first quarter 2014.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 23 summarizes nonperforming assets (NPAs) for each of the last four quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off (including loans discharged in bankruptcy);

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 23: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)
	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$663	0.24%	$538	0.20%	$614	0.24%	$724	0.29%
Real estate mortgage	1,324	1.18	1,490	1.33	1,636	1.46	1,805	1.59
Real estate construction	182	0.91	187	1.00	217	1.20	239	1.38
Lease financing	23	0.19	24	0.20	27	0.22	29	0.24
Total commercial (1)	2,192	0.53	2,239	0.54	2,494	0.63	2,797	0.71
Consumer:
Real estate 1-4 family first mortgage (2)	8,345	3.15	8,583	3.23	8,785	3.34	9,026	3.47
Real estate 1-4 family junior lien mortgage	1,798	3.11	1,848	3.09	1,903	3.13	1,965	3.14
Automobile	133	0.24	137	0.25	143	0.26	150	0.28
Other revolving credit and installment	42	0.12	41	0.11	40	0.11	34	0.10
Total consumer	10,318	2.31	10,609	2.37	10,871	2.46	11,175	2.55
Total nonaccrual loans (3)(4)(5)	12,510	1.45	12,848	1.49	13,365	1.59	13,972	1.69
Foreclosed assets:
Government insured/guaranteed (6)	772		982		1,140		1,257
Non-government insured/guaranteed	1,557		1,627		1,691		1,748
Total foreclosed assets	2,329		2,609		2,831		3,005
Total nonperforming assets	$14,839	1.72%	$15,457	1.79%	$16,196	1.93%	$16,977	2.05%
Change in NPAs from prior quarter	$(618)		(739)		(781)		(1,095)

(1)	Includes LHFS of $1 million at March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014.

(2)	Includes MHFS of $144 million, $177 million, $182 million, and $238 million at March 31, 2015 and December 31, September 30, and June 30, 2014, respectively.

(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

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

(6)
Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Foreclosure of certain government guaranteed residential real estate mortgage loans that meet criteria specified by Accounting Standards Update (ASU) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, effective as of January 1, 2014 are excluded from this table and included in Accounts Receivable in Other Assets. For more information on ASU 2014-14 and the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K.

Risk Management - Credit Risk Management (continued)

Table 24 provides an analysis of the changes in nonaccrual loans.

Table 24: Analysis of Changes in Nonaccrual Loans
	Quarter ended
(in millions)	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Commercial nonaccrual loans
Balance, beginning of period	$2,239	2,494	2,798	3,027	3,475
Inflows	496	410	342	433	367
Outflows:
Returned to accruing	(67)	(64)	(37)	(81)	(98)
Foreclosures	(24)	(45)	(18)	(32)	(79)
Charge-offs	(107)	(141)	(124)	(120)	(116)
Payments, sales and other (1)	(345)	(415)	(467)	(429)	(522)
Total outflows	(543)	(665)	(646)	(662)	(815)
Balance, end of period	2,192	2,239	2,494	2,798	3,027
Consumer nonaccrual loans
Balance, beginning of period	10,609	10,871	11,174	11,623	12,193
Inflows	1,341	1,454	1,529	1,673	1,650
Outflows:
Returned to accruing	(686)	(678)	(817)	(1,107)	(1,104)
Foreclosures	(111)	(114)	(148)	(132)	(146)
Charge-offs	(265)	(278)	(289)	(348)	(400)
Payments, sales and other (1)	(570)	(646)	(578)	(535)	(570)
Total outflows	(1,632)	(1,716)	(1,832)	(2,122)	(2,220)
Balance, end of period	10,318	10,609	10,871	11,174	11,623
Total nonaccrual loans	$12,510	12,848	13,365	13,972	14,650

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Also, reductions can come from borrower repayments even if the loan remains on nonaccrual.
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at March 31, 2015:

•
98% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 72% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $458 million and $3.5 billion have already been recognized on 28% of commercial nonaccrual loans and 52% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•	71% of commercial nonaccrual loans were current on interest.

•	the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	$2.1 billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $1.9 billion were current.

We continue to work with our customers experiencing financial difficulty to determine if they can qualify for a loan modification so that they can stay in their homes. Under both our proprietary modification programs and the MHA programs, customers may be required to provide updated documentation, and some programs require completion of payment during trial periods to demonstrate sustained performance before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure in certain states, including New York and New Jersey, the foreclosure timeline has significantly increased due to backlogs in an already complex process. Therefore, some loans may remain on nonaccrual status for a long period.
Table 25 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 25: Foreclosed Assets
(in millions)	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Summary by loan segment
Government insured/guaranteed	$772	982	1,140	1,257	1,609
PCI loans:
Commercial	329	352	394	457	461
Consumer	197	212	214	208	177
Total PCI loans	526	564	608	665	638
All other loans:
Commercial	548	565	579	634	736
Consumer	483	498	504	449	439
Total all other loans	1,031	1,063	1,083	1,083	1,175
Total foreclosed assets	$2,329	2,609	2,831	3,005	3,422
Analysis of changes in foreclosed assets
Balance, beginning of period	$2,609	2,831	3,005	3,422	3,937
Net change in government insured/guaranteed (1)	(210)	(158)	(117)	(352)	(484)
Additions to foreclosed assets (2)	356	362	364	421	448
Reductions:
Sales	(451)	(462)	(421)	(493)	(490)
Write-downs and gains (losses) on sales	25	36	—	7	11
Total reductions	(426)	(426)	(421)	(486)	(479)
Balance, end of period	$2,329	2,609	2,831	3,005	3,422

(1)
Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $49 million, $45 million, $41 million, $43 million and $62 million for the quarters ended March 31, 2015 and December 31, September 30, June 30, and March 31, 2014, respectively.

(2)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.
Foreclosed assets at March 31, 2015, included $1.4 billion of foreclosed residential real estate that had collateralized commercial and consumer loans, of which 54% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $900 million has been written down to estimated net realizable value. Foreclosed assets at March 31, 2015, decreased slightly, compared with December 31, 2014. Of the $2.3 billion in foreclosed assets at March 31, 2015, 33% have been in the foreclosed assets portfolio one year or less.

Risk Management - Credit Risk Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 26: Troubled Debt Restructurings (TDRs)
(in millions)	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Commercial TDRs
Commercial and industrial	$779	724	836	950	1,088
Real estate mortgage	1,838	1,880	2,034	2,179	2,233
Real estate construction	247	314	328	391	454
Lease financing	2	2	3	5	6
Total commercial TDRs	2,866	2,920	3,201	3,525	3,781
Consumer TDRs
Real estate 1-4 family first mortgage	18,003	18,226	18,366	18,582	19,043
Real estate 1-4 family junior lien mortgage	2,424	2,437	2,464	2,463	2,460
Credit Card	326	338	358	379	399
Automobile	124	127	135	151	169
Other revolving credit and installment	54	49	45	38	34
Trial modifications	432	452	473	469	593
Total consumer TDRs (1)	21,363	21,629	21,841	22,082	22,698
Total TDRs	$24,229	24,549	25,042	25,607	26,479
TDRs on nonaccrual status	$6,982	7,104	7,313	7,638	7,774
TDRs on accrual status (1)	17,247	17,445	17,729	17,969	18,705
Total TDRs	$24,229	24,549	25,042	25,607	26,479

(1)
TDR loans include $2.1 billion, $2.1 billion, $2.1 billion, $2.2 billion, and $2.6 billion at March 31, 2015, and December 31, September 30, June 30, and March 31, 2014, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and accruing.

Table 26 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $3.4 billion and $3.6 billion at March 31, 2015 and December 31, 2014, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.
For more information on our nonaccrual policies when a restructuring is involved, see the "Risk Management - Credit Risk Management - Troubled Debt Restructurings (TDRs)" section of our 2014 Form 10-K.

Table 27 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, sales and transfers to held for sale, we may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 27: Analysis of Changes in TDRs
			Quarter ended
(in millions)	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Commercial TDRs
Balance, beginning of quarter	$2,920	3,201	3,525	3,781	3,765
Inflows (1)	310	232	208	276	442
Outflows
Charge-offs	(26)	(62)	(42)	(28)	(23)
Foreclosures	(11)	(27)	(12)	(8)	(3)
Payments, sales and other (2)	(327)	(424)	(478)	(496)	(400)
Balance, end of quarter	2,866	2,920	3,201	3,525	3,781
Consumer TDRs
Balance, beginning of quarter	21,629	21,841	22,082	22,698	22,696
Inflows (1)	755	957	946	1,003	1,104
Outflows
Charge-offs	(88)	(99)	(120)	(139)	(157)
Foreclosures	(245)	(252)	(303)	(283)	(325)
Payments, sales and other (2)	(668)	(797)	(768)	(1,073)	(563)
Net change in trial modifications (3)	(20)	(21)	4	(124)	(57)
Balance, end of quarter	21,363	21,629	21,841	22,082	22,698
Total TDRs	$24,229	24,549	25,042	25,607	26,479

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $1 million of loans refinanced or restructured as new loans and removed from TDR classification for the quarter ended March 31, 2014. No loans were removed from TDR classification for the quarters ended March 31, 2015, and December 31, September 30 and June 30, 2014, as a result of being refinanced or restructured as new loans.

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

Risk Management - Credit Risk Management (continued)

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at March 31, 2015, were down $79 million, or 9%, from December 31, 2014, due to payoffs, modifications and other loss mitigation activities, declines in non-strategic and liquidating portfolios, and credit stabilization.

Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $15.5 billion at March 31, 2015, down from $16.9 billion at December 31, 2014, due to seasonally lower delinquencies.
Table 28 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 28: Loans 90 Days or More Past Due and Still Accruing
(in millions)	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Loans 90 days or more past due and still accruing:
Total (excluding PCI (1)):	$16,344	17,810	18,295	18,582	21,215
Less: FHA insured/VA guaranteed (2)(3)	15,453	16,827	16,628	16,978	19,405
Less: Student loans guaranteed under the FFELP (4)	50	63	721	707	860
Total, not government insured/guaranteed	$841	920	946	897	950
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$31	31	35	52	12
Real estate mortgage	43	16	37	53	13
Real estate construction	—	—	18	16	69
Total commercial	74	47	90	121	94
Consumer:
Real estate 1-4 family first mortgage (3)	221	260	327	311	333
Real estate 1-4 family junior lien mortgage (3)	55	83	78	70	88
Credit card	352	364	302	266	308
Automobile	47	73	64	48	41
Other revolving credit and installment	92	93	85	81	86
Total consumer	767	873	856	776	856
Total, not government insured/guaranteed	$841	920	946	897	950

(1)	PCI loans totaled $3.6 billion, $3.7 billion, $4.0 billion, $4.0 billion, and $4.3 billion at March 31, 2015 and December 31, September 30, June 30, and March 31, 2014, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgages held for sale 90 days or more past due and still accruing.

(4)
Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. In fourth quarter 2014, substantially all government guaranteed loans were sold.

NET CHARGE-OFFS
Table 29: Net Charge-offs
									Quarter ended
	Mar 31, 2015		Dec 31, 2014		Sep 30, 2014		Jun 30, 2014		Mar 31, 2014
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$64	0.10%	$82	0.12%	$67	0.11%	$60	0.10%	$49	0.08%
Real estate mortgage	(11)	(0.04)	(25)	(0.09)	(37)	(0.13)	(10)	(0.04)	(22)	(0.08)
Real estate construction	(9)	(0.19)	(26)	(0.56)	(58)	(1.27)	(20)	(0.47)	(23)	(0.54)
Lease financing	—	—	1	0.05	4	0.10	1	0.05	1	0.03
Total commercial	44	0.04	32	0.03	(24)	(0.02)	31	0.03	5	0.01
Consumer:
Real estate 1-4 family first mortgage	83	0.13	88	0.13	114	0.17	137	0.21	170	0.27
Real estate 1-4 family junior lien mortgage	123	0.85	134	0.88	140	0.90	160	1.02	192	1.19
Credit card	239	3.19	221	2.97	201	2.87	211	3.20	231	3.57
Automobile	101	0.73	132	0.94	112	0.81	46	0.35	90	0.70
Other revolving credit and installment	118	1.32	128	1.45	125	1.46	132	1.22	137	1.29
Total consumer	664	0.60	703	0.63	692	0.62	686	0.62	820	0.75
Total	$708	0.33%	$735	0.34%	$668	0.32%	$717	0.35%	$825	0.41%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 29 presents net charge-offs for first quarter 2015 and the previous four quarters. Net charge-offs in first quarter 2015 were $708 million (0.33% of average total loans outstanding) compared with $825 million (0.41%) in first quarter 2014.
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
We apply a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. Our estimation approach for the commercial portfolio reflects the estimated probability of default in accordance with the borrower’s financial strength, and the severity of loss in the event of default, considering the quality of any underlying collateral. Probability of default and severity at the time of default are statistically derived through historical observations of defaults and losses after default within each credit risk rating. Our estimation approach for the consumer portfolio uses forecasted losses that represent our best estimate of inherent loss based on historical experience, quantitative and other mathematical techniques over the loss emergence period. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2014 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 30 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Risk Management - Credit Risk Management (continued)

Table 30: Allocation of the Allowance for Credit Losses (ACL)
	March 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$3,610	32%	$3,506	32%	$3,040	29%	$2,789	28%	$2,810	27%
Real estate mortgage	1,388	13	1,576	13	2,157	14	2,284	13	2,570	14
Real estate construction	1,158	2	1,097	2	775	2	552	2	893	2
Lease financing	177	1	198	1	131	1	89	2	85	2
Total commercial	6,333	48	6,377	48	6,103	46	5,714	45	6,358	45
Consumer:
Real estate 1-4 family first mortgage	2,583	31	2,878	31	4,087	32	6,100	31	6,934	30
Real estate 1-4 family junior lien mortgage	1,673	7	1,566	7	2,534	8	3,462	10	3,897	11
Credit card	1,274	3	1,271	4	1,224	3	1,234	3	1,294	3
Automobile	548	7	516	6	475	6	417	6	555	6
Other revolving credit and installment	602	4	561	4	548	5	550	5	630	5
Total consumer	6,680	52	6,792	52	8,868	54	11,763	55	13,310	55
Total	$13,013	100%	$13,169	100%	$14,971	100%	$17,477	100%	$19,668	100%

	March 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
Components:
Allowance for loan losses	$12,176		12,319		14,502		17,060		19,372
Allowance for unfunded credit commitments	837		850		469		417		296
Allowance for credit losses	$13,013		13,169		14,971		17,477		19,668
Allowance for loan losses as a percentage of total loans	1.41%		1.43		1.76		2.13		2.52
Allowance for loan losses as a percentage of total net charge-offs (1)	424		418		322		189		171
Allowance for credit losses as a percentage of total loans	1.51		1.53		1.82		2.19		2.56
Allowance for credit losses as a percentage of total nonaccrual loans	104		103		96		85		92

(1)	Total net charge-offs are annualized for quarter ended March 31, 2015.

In addition to the allowance for credit losses, there was $2.9 billion at March 31, 2015, and December 31, 2014, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over one-half of nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at March 31, 2015.
The allowance for credit losses declined in first quarter 2015, which reflected continued credit improvement, particularly in residential real estate portfolios and primarily associated with continued improvement in the housing market. Total provision for credit losses was $608 million in first quarter 2015, compared with $325 million in first quarter 2014.
We believe the allowance for credit losses of $13.0 billion at March 31, 2015, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K.

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
Because we retain the servicing for most of the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.7 trillion in the residential mortgage loan servicing portfolio at March 31, 2015,

95% was current and less than 2% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 5.05% at March 31, 2015, compared with 5.79% at December 31, 2014. Three percent of this portfolio is private label securitizations for which we originated the loans and therefore have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at March 31, 2015, was down from a year ago both in number of outstanding loans and in total dollar balances as we continued to work through the new demands and mortgage insurance rescissions.
Table 31 provides the number of unresolved repurchase demands and mortgage insurance rescissions.

Table 31: Unresolved Repurchase Demands and Mortgage Insurance Rescissions
	Government sponsored entities		Private		Mortgage insurance rescissions with no demand (1)		Total
($ in millions)	Number of loans	Original loan balance (2)	Number of loans	Original loan balance (2)	Number of loans	Original loan balance (2)	Number of loans	Original loan balance (2)
2015
March 31,	526	$118	161	$29	108	$28	795	$175
2014
December 31,	546	118	173	34	120	31	839	183
September 30,	426	93	322	75	233	52	981	220
June 30,	678	149	362	80	305	66	1,345	295
March 31,	599	126	391	89	409	90	1,399	305

(1)
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

(2)
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

Table 32 summarizes the changes in our mortgage repurchase liability.

Table 32: Changes in Mortgage Repurchase Liability
	Quarter ended
(in millions)	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Balance, beginning of period	$615	669	766	799	899
Provision for repurchase losses:
Loan sales	10	10	12	12	10
Change in estimate (1)	(26)	(49)	(93)	(38)	(4)
Total additions (reductions)	(16)	(39)	(81)	(26)	6
Losses	(13)	(15)	(16)	(7)	(106)
Balance, end of period	$586	615	669	766	799

(1)	Results from changes in investor demand, mortgage insurer practices, credit and the financial stability of correspondent lenders.

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $586 million at March 31, 2015 and $799 million at March 31, 2014. In first quarter 2015, we released $16 million, which increased net gains on mortgage loan origination/sales activities, compared with a provision of $6 million in first quarter 2014. The release in first quarter 2015 was primarily due to a re-estimation of our liability based on recently observed trends.
Total losses charged to the repurchase liability were $13 million in first quarter 2015, compared with $106 million a year ago. The higher losses charged in first quarter 2014 were primarily attributable to settlements with two private investors.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss

Risk Management - Credit Risk Management (continued)

for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $936 million at March 31, 2015, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
For additional information on our repurchase liability, see the “Risk Management –Credit Risk Management –Liability For Mortgage Loan Repurchase Losses” section in our 2014 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

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
In connection with our servicing activities we have entered into various settlements with federal and state regulators to resolve certain alleged servicing issues and practices. In general, these settlements required us to provide customers with loan modification relief, refinancing relief, and foreclosure prevention and assistance, as well as imposed certain monetary penalties on us.

In particular, on February 28, 2013, we entered into amendments to an April 2011 Consent Order with both the Office of the Comptroller of the Currency (OCC) and the FRB, which effectively ceased the Independent Foreclosure Review program created by such Consent Order and replaced it with an accelerated remediation commitment to provide foreclosure prevention actions on $1.2 billion of residential mortgage loans, subject to a process to be administered by the OCC and the FRB. During 2014, we believe we reported sufficient foreclosure prevention actions to the monitor of the accelerated remediation process to meet the $1.2 billion commitment, but are awaiting confirmation of the monitor's approval by the OCC.
For additional information about the risks and various settlements related to our servicing activities, see “Risk Management - Credit Risk Management - Risks Relating to Servicing Activities” in our 2014 Form 10-K.

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
Our risk measures include both net interest income sensitivity and interest rate sensitive noninterest income and expense impacts. We refer to the combination of these exposures as interest rate sensitive earnings. In general, the Company is positioned to benefit from higher interest rates. Currently, our profile is such that net interest income will benefit from higher interest rates as our assets reprice faster and to a greater degree than our liabilities, and, in response to lower market rates, our assets will reprice downward and to a greater degree than our liabilities. Our interest rate sensitive noninterest income and expense is largely driven by mortgage activity, and tends to move in the opposite direction of our net interest income. So, in response to higher interest rates, mortgage activity, primarily refinancing activity, generally declines. And in response to lower rates, mortgage activity generally increases. Mortgage results in our simulations are also impacted by the valuation of MSRs and related hedge positions. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
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
As of March 31, 2015, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 33, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan and a negative range indicates a detrimental earnings sensitivity relative to the most likely earnings plan).

Asset/Liability Management (continued)

Table 33: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan
	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Ending rates:
Federal funds	2.10%	0.25	1.87	2.36	5.00
10-year treasury (1)	3.68	1.80	3.18	4.18	5.95
Earnings relative to most likely	N/A	(2)-(3)%	(1)-(2)	0 - 5	>5

(1)	U.S. Constant Maturity Treasury Rate

We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of March 31, 2015, and December 31, 2014, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

•
to convert the cash flows from selected asset and/or liability instruments/portfolios including a major portion of our long-term debt, from fixed-rate payments to floating-rate payments, or vice versa; and

•	to economically hedge our mortgage origination pipeline, funded mortgage loans and MSRs using interest rate swaps, swaptions, futures, forwards and options.

MORTAGE BANKING INTEREST RATE AND MARKET RISK  We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For a discussion of mortgage banking interest rate and market risk, see pages 87-89 of our 2014 Form 10-K.
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
The total carrying value of our residential and commercial MSRs was $13.0 billion at March 31, 2015, and $14.0 billion at December 31, 2014. The weighted-average note rate on our portfolio of loans serviced for others was 4.43% at March 31, 2015, and 4.45% at December 31, 2014. The carrying value of our total MSRs represented 0.71% of mortgage loans serviced for others at March 31, 2015, and 0.75% at December 31, 2014.

MARKET RISK - TRADING ACTIVITIES  The Finance Committee of our Board of Directors reviews the acceptable market risk appetite for our trading activities. We engage in trading activities primarily to accommodate the investment and risk management activities of our customers (which involves transactions that are recorded as trading assets and liabilities on our balance sheet), to execute economic hedging to manage certain balance sheet risks and, to a very limited degree, for proprietary trading for our own account. These activities primarily occur within our Wholesale businesses and to a lesser extent other divisions of the Company. All of our trading assets and liabilities, including securities, foreign exchange transactions, commodity transactions, and derivatives are carried at fair value. Income earned related to these trading activities include net interest income and changes in fair value related to trading assets and liabilities. Net interest income earned on trading assets and liabilities is reflected in the interest income and interest expense components of our income statement. Changes in fair value of trading assets and liabilities are reflected in net gains on trading activities, a component of noninterest income in our income statement.
Table 34 presents total revenue from trading activities.

Table 34: Income from Trading Activities
	Quarter ended March 31,
(in millions)	2015	2014
Interest income (1)	$445	374
Less: Interest expense (2)	97	87
Net interest income	348	287
Noninterest income:
Net gains from trading activities (3):
Customer accommodation	297	360
Economic hedges and other (4)	111	66
Proprietary trading	—	6
Total net trading gains	408	432
Total trading-related net interest and noninterest income	$756	719

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.

(4)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.
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

Customer accommodation trading also includes net gains related to market-making activities in which we take positions to facilitate customer order flow. For example, we may own securities recorded as trading assets (long positions) or sold securities we have not yet purchased, recorded as trading liabilities (short positions), typically on a short-term basis, to facilitate support of buying and selling demand from our customers. As a market maker in these securities, we earn income due to: (1) the difference between the price paid or received for the purchase and sale of the security (bid-ask spread), (2) the net interest income, and (3) the change in fair value of the long or short positions during the short-term period held on our balance sheet. Additionally, we may enter into separate derivative or security positions to manage our exposure related to our long or short security positions. Income earned on this type of market-making activity is reflected in the fair value changes of these positions recorded in net gains on trading activities.

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

Proprietary trading  Proprietary trading consists of security or derivative positions executed for our own account based upon market expectations or to benefit from price differences between financial instruments and markets. Proprietary trading activity has been substantially restricted by the Dodd-Frank Act provisions known as the “Volcker Rule.” Accordingly, we reduced and have exited certain business activities in anticipation of the rule’s compliance date. As discussed within this section and the noninterest income section of our financial results, proprietary trading activity is insignificant to our business and financial results. For more details on the Volcker Rule, see the “Regulatory Reform” section in our 2014 Form 10-K.

Daily Trading-Related Revenue  Table 35 provides information on the distribution of daily trading-related revenues for the Company’s trading portfolio. This trading-related revenue is defined as the change in value of the trading assets and trading liabilities, trading-related net interest income, and trading-related intra-day gains and losses. Net trading-related revenue does not include activity related to long-term positions held for economic hedging purposes, period-end adjustments, and other activity not representative of daily price changes driven by market factors.

Asset/Liability Management (continued)

Table 35:  Distribution of Daily Trading-Related Revenues

Number of Days
30
25
20
15
10
5
0
($5mm) & lower
($5mm) to $0
$0 to $5mm
$5mm to $10mm
$10mm to $15mm
$15mm & Higher
Three Months Ended December 31, 2014
Three Months Ended March 31, 2015

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

VaR is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. The VaR measures assume that historical changes in market values (historical simulation analysis) are representative of the potential future outcomes and measure the expected loss over a given time interval (for example, 1 day or 10 days) within a given confidence level. Our historical simulation analysis approach uses historical observations of daily changes of each of the market risk factors from each trading day in the previous 12 months. The risk drivers of each market risk exposure are updated on a daily basis. We measure and report VaR for 1-day and 10-day holding periods at a 99% confidence level. This means that we would expect to incur single day losses greater than predicted by VaR estimates for the measured positions one time in every 100 trading days. We treat data from all historical periods as equally relevant and consider using data for the previous 12 months as appropriate for determining VaR. We believe using a 12-month look back period helps ensure the Company’s VaR is responsive to current market conditions.
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
The VaR models measure exposure to the following categories:

•	credit risk – exposures from corporate credit spreads, asset-backed security spreads, and mortgage prepayments.

•	interest rate risk – exposures from changes in the level, slope, and curvature of interest rate curves and the volatility of interest rates.

•	equity risk – exposures to changes in equity prices and volatilities of single name, index, and basket exposures.

•	commodity risk – exposures to changes in commodity prices and volatilities.

•	foreign exchange risk – exposures to changes in foreign exchange rates and volatilities.

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
Table 36 shows the results of the Company’s Trading General VaR by risk category. As presented in the table, average Trading General VaR was $18 million for the quarter ended March 31, 2015, compared with $21 million for the quarter ended December 31, 2014. The decrease was primarily driven by changes in portfolio composition.

Table 36: Trading 1-Day 99% General VaR Risk Category
		Quarter ended
	March 31, 2015				December 31, 2014
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$14	11	7	19	10	14	10	19
Interest rate	20	15	6	28	24	27	19	37
Equity	9	10	8	11	9	8	6	12
Commodity	1	1	—	2	1	1	1	2
Foreign exchange	1	1	—	1	1	1	—	1
Diversification benefit (1)	(27)	(20)			(23)	(30)
Company Trading General VaR	$18	18			22	21

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

Regulatory Market Risk Capital  is based on U.S. regulatory agency risk-based capital regulations that are based on the Basel Committee Capital Accord of the Basel Committee on Banking Supervision. Prior to January 1, 2013, U.S. banking regulators’ market risk capital requirements were subject to Basel I and thereafter based on Basel 2.5. Effective January 1, 2014, the Company must calculate regulatory capital based on the Basel III market risk capital rule, which integrated Basel 2.5, and requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities based on comprehensive and risk sensitive methods and models. The market risk capital rule is intended to cover the risk of loss in value of covered positions due to changes in market conditions.

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

Asset/Liability Management (continued)

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
Basel III prescribes various VaR measures in the determination of regulatory capital and RWAs. The Company uses the same VaR models for both market risk management purposes as well as regulatory capital calculations. For regulatory purposes, we use the following metrics to determine the Company’s market risk capital requirements:

General VaR measures the risk of broad market movements such as changes in the level of credit spreads, interest rates, equity prices, commodity prices, and foreign exchange rates. General VaR uses historical simulation analysis based on 99% confidence level and a 10-day time horizon.
Table 37 shows the General VaR measure categorized by major risk categories. Average 10-day Company Regulatory General VaR was $20 million for the quarter ended March 31, 2015, compared with $36 million for the quarter ended December 31, 2014. The decrease was primarily driven by changes in portfolio composition.

Table 37: Regulatory 10-Day 99% General VaR by Risk Category
		Quarter ended
	March 31, 2015				December 31, 2014
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Wholesale Regulatory General VaR Risk Categories
Credit	$30	33	23	42	34	45	34	52
Interest rate	56	50	26	94	66	68	48	96
Equity	11	10	4	19	9	10	4	16
Commodity	2	2	1	4	3	3	1	7
Foreign exchange	7	4	1	7	4	3	1	11
Diversification benefit (1)	(87)	(79)			(81)	(92)
Wholesale Regulatory General VaR	$19	20	12	43	35	37	22	54
Company Regulatory General VaR	19	20	11	43	35	36	23	54

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

Total VaR (as presented in Table 38) is composed of General VaR and Specific Risk and uses the previous 12 months of historical market data to comply with regulatory requirements.

Total Stressed VaR (as presented in Table 38) uses a historical period of significant financial stress over a continuous 12 month period using historically available market data and is composed of Stressed General VaR and Stressed Specific Risk. Total Stressed VaR uses the same methodology and models as Total VaR.

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
Table 38 provides information on Total VaR, Total Stressed VaR and the Incremental Risk Charge results for the quarter ended March 31, 2015. For the Incremental Risk Charge, the required capital for market risk at quarter end equals the quarter end results.

Table 38: Market Risk Regulatory Capital Modeled Components
	Quarter ended March 31, 2015				March 31, 2015
(in millions)	Average	Low	High	Quarter end	Risk- based capital (1)	Risk- weighted assets (1)
Total VaR	$49	44	58	53	147	1,836
Total Stressed VaR	347	255	543	301	1,041	13,009
Incremental Risk Charge	347	296	402	378	378	4,731

(1)	Results represent the risk-based capital and RWAs based on the VaR and Incremental Risk Charge models.

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
Table 39 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at March 31, 2015, and December 31, 2014.

Table 39: Covered Securitization Positions by Exposure Type (Market Value)
(in millions)	ABS	CMBS	RMBS	CLO/CDO
March 31, 2015

Securitization exposure:
Securities	$620	673	839	510
Derivatives	6	7	20	(31)
Total	$626	680	859	479
December 31, 2014
Securitization exposure:
Securities	$752	709	689	553
Derivatives	(1)	5	23	(31)
Total	$751	714	712	522

SECURITIZATION DUE DILIGENCE AND RISK MONITORING The market risk capital rule requires that the Company conduct due diligence on the risk of each position within three days of the purchase of a securitization position. The Company’s due diligence on the creditworthiness of each position provides an understanding of the features that would materially affect the performance of a securitization or re-securitization. The due diligence analysis is performed again on a quarterly basis for each securitization and re-securitization position. The Company uses an automated solution to track the due diligence associated with securitization activity. The Company aims to manage the risks associated with securitization and re-securitization positions through the use of offsetting positions and portfolio diversification.

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

Comprehensive Risk Charge / Correlation Trading  The market risk capital rule requires capital for correlation trading positions. The Company's remaining correlation trading exposure covered under the market risk capital rule matured in fourth quarter 2014.

Table 40 summarizes the market risk-based capital requirements charge and market RWAs in accordance with the Basel III market risk capital rule as of March 31, 2015, and as of December 31, 2014. The market RWAs are calculated as the sum of the components in the table below.

Asset/Liability Management (continued)

Table 40: Market Risk Regulatory Capital and RWAs
	March 31, 2015		December 31, 2014
(in millions)	Risk- based capital	Risk- weighted assets	Risk- based capital	Risk- weighted assets
Total VaR	$147	1,836	146	1,822
Total Stressed VaR	1,041	13,009	1,469	18,359
Incremental Risk Charge	378	4,731	345	4,317
Securitized Products Charge	713	8,916	766	9,577
Standardized Specific Risk Charge	1,499	18,736	1,177	14,709
De minimis Charges (positions not included in models)	29	361	66	829
Total	$3,807	47,589	3,969	49,613

RWA Rollforward  Table 41 depicts the changes in the market risk regulatory capital and RWAs under Basel III for the first quarter of 2015.

Table 41: Analysis of Changes in Market Risk Regulatory Capital and RWAs
(in millions)	Risk- based capital	Risk- weighted assets
Balance, December 31, 2014	3,969	49,613
Total VaR	1	14
Total Stressed VaR	(428)	(5,350)
Incremental Risk Charge	33	414
Securitized Products Charge	(53)	(661)
Standardized Specific Risk Charge	322	4,027
De minimis Charges	(37)	(468)
Balance, March 31, 2015	$3,807	47,589

All changes to market risk regulatory capital and RWAs in the quarter ended March 31, 2015, were associated with changes in positions due to normal trading activity.

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
Table 42 shows daily Total VaR (1-day, 99%) used for regulatory market risk capital backtesting for the 12 months ended March 31, 2015. The Company’s average Total VaR for first quarter 2015 was $20 million with a low of $18 million and a high of $22 million.

Table 42:  Daily Total 1-Day 99% VaR Measure (Rolling 12 Months)
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

Asset/Liability Management (continued)

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

MARKET RISK - EQUITY INVESTMENTS  We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board. The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews these investments at least quarterly and assesses them for possible OTTI. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Nonmarketable investments include private equity investments accounted for under the cost method, equity method and fair value option.
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
Table 43 provides information regarding our marketable and nonmarketable equity investments as of March 31, 2015, and December 31, 2014.

Table 43: Nonmarketable and Marketable Equity Investments
	Mar 31,	Dec 31,
(in millions)	2015	2014
Nonmarketable equity investments:
Cost method:
Private equity and other	$2,187	2,300
Federal bank stock	4,725	4,733
Total cost method	6,912	7,033
Equity method:
LIHTC investments (1)	7,464	7,278
Private equity and other	5,121	5,132
Total equity method	12,585	12,410
Fair value (2)	2,549	2,512
Total nonmarketable equity investments (3)	$22,046	21,955
Marketable equity securities:
Cost	$1,919	1,906
Net unrealized gains	1,585	1,770
Total marketable equity securities (4)	$3,504	3,676

(1)	Represents low income housing tax credit investments.

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
We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid securities. These assets make up our primary sources of liquidity, which are presented in Table 44. Our cash is primarily on deposit with the Federal Reserve. Securities included as part of our primary sources of liquidity are comprised of U.S. Treasury and federal agency debt, and mortgage-backed securities issued by federal agencies within our investment securities portfolio. We believe these securities provide quick sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Some of these securities are within the held-to-maturity portion of our investment securities portfolio and as such are not intended for sale but may be pledged to obtain financing. Some of the legal entities within our consolidated group of companies are subject to various regulatory, tax, legal and other restrictions that can limit the transferability of their funds. We believe we maintain adequate liquidity at these entities in consideration of such funds transfer restrictions.

Table 44: Primary Sources of Liquidity
	March 31, 2015			December 31, 2014
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits	$250,354	—	250,354	$219,220	—	219,220
Securities of U.S. Treasury and federal agencies (1)	75,707	3,361	72,346	67,352	856	66,496
Mortgage-backed securities of federal agencies (2)	117,689	67,059	50,630	115,730	80,324	35,406
Total	$443,750	70,420	373,330	$402,302	81,180	321,122

(1)	Included in encumbered securities at December 31, 2014, were securities with a fair value of $152 million which were purchased in December 2014, but settled in January 2015.

(2)
Included in encumbered securities at March 31, 2015, were securities with a fair value of $291 million, which were purchased in March 2015, but settled in April 2015. Included in encumbered securities at December 31, 2014, were securities with a fair value of $5 million, which were purchased in December 2014, but settled in January 2015.

In addition to our primary sources of liquidity shown in Table 44, liquidity is also available through the sale or financing of other securities including trading and/or available-for-sale securities, as well as through the sale, securitization or financing of loans, to the extent such securities and loans are not encumbered. In addition, other securities in our held-to-maturity portfolio, to the extent not encumbered, may be pledged to obtain financing.

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2015, core deposits were 126% of total loans compared with 122% at December 31, 2014. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.
Table 45 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Asset/Liability Management (continued)

Table 45: Short-Term Borrowings
	Quarter ended
(in millions)	Mar 31 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$64,400	51,052	48,164	45,379	39,254
Commercial paper	3,552	2,456	4,365	4,261	6,070
Other short-term borrowings	9,745	10,010	10,398	12,209	11,737
Total	$77,697	63,518	62,927	61,849	57,061
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$58,881	51,509	47,088	42,233	37,711
Commercial paper	3,040	3,511	4,587	5,221	5,713
Other short-term borrowings	9,791	9,656	10,610	11,391	11,078
Total	$71,712	64,676	62,285	58,845	54,502
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$66,943	51,052	48,164	45,379	39,589
Commercial paper (2)	3,552	3,740	4,665	5,175	6,070
Other short-term borrowings (3)	10,068	10,010	10,990	12,209	11,737

(1)	Highest month-end balance in each of the last five quarters was in February 2015 and December, September, June and February 2014.

(2)	Highest month-end balance in each of the last five quarters was in March 2015 and November, July, April and March 2014.

(3)	Highest month-end balance in each of the last five quarters was in February 2015 and December, July, June and March 2014.
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
In light of industry changes and regulatory developments related to the Title II Orderly Liquidation Authority of the Dodd-Frank Act, rating agencies have proposed changes to various aspects of their ratings methodologies. Moody’s Investors Service (Moody's) has recently adopted a new global bank rating methodology, which considers how each type of creditor would be affected in any bank failure. As a result of this new methodology, certain of our ratings have been placed under review for possible upgrade, including Wells Fargo Bank, N.A.'s deposit rating as well as its senior and subordinated debt ratings. At the Parent level, Moody's rating for our non-cumulative preferred stock is likewise under review for possible upgrade. Standard and Poor’s Ratings Services (S&P) is continuing its reassessment of whether to incorporate the likelihood of extraordinary government support into the ratings of eight bank holding companies, including the Parent. S&P has indicated that this reassessment will be finalized sometime in 2015. In addition, S&P has issued a proposal to incorporate into its bank-level rating methodology an assessment of additional capital available to absorb losses to reduce default risk. Both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S.

See the “Risk Factors” section in our 2014 Form 10-K for additional information on the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 12 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of March 31, 2015, are presented in Table 46.

Table 46: Credit Ratings as of March 31, 2015
	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody's	A2	P-1	Aa3	P-1
S&P	A+	A-1	AA-	A-1+
Fitch Ratings, Inc.	AA-	F1+	AA	F1+
DBRS	AA	R-1*	AA**	R-1**
* middle **high

On September 3, 2014, the FRB, OCC and FDIC issued a final rule that implements a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The final LCR rule will be phased-in beginning January 1, 2015, and requires full compliance with a minimum 100% LCR by January 1, 2017. The FRB also recently finalized rules imposing enhanced liquidity management standards on large bank holding companies (BHC) such as Wells Fargo. We continue to analyze these rules and other regulatory proposals that may affect liquidity risk management to determine the level of operational or compliance impact to Wells Fargo. For additional information see the “Capital Management” and “Regulatory Reform” sections in this Report and in our 2014 Form 10-K.

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In May 2014, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. At March 31, 2015, the Parent had available $38.4 billion in short-term debt issuance authority and $64.7 billion in long-term debt issuance authority. The Parent’s debt issuance authority granted by the Board includes short-term and long-term debt issued to affiliates. During first quarter 2015, the Parent issued $5.3 billion of senior notes, of which all but $20 million were registered with the SEC. In addition, in April and May of 2015, the Parent issued $3.5 billion of senior notes, of which $2.3 billion were registered with the SEC.
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
Table 47 provides information regarding the Parent’s medium-term note (MTN) programs, which are covered by the long-term debt issuance authority granted by the Board. The Parent may issue senior and subordinated debt securities under Series N & O, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices or bearing interest at a fixed or floating rate.

Table 47: Medium-Term Note (MTN) Programs
			March 31, 2015
(in billions)	Date established		Debt issuance authority	Available for issuance
MTN program:
Series N & O (1) (2)	May 2014		(2)	(2)
Series K (1) (3)	April 2010		$25.0	$21.7
European (4) (5)	December 2009		25.0	12.0
European (4) (6)	August 2013		10.0	9.2
Australian (4) (7)	June 2005	AUD	10.0	7.8

(1)	SEC registered.

(2)	The Parent can issue an indeterminate amount of debt securities, subject to the long-term debt issuance authority granted by the Board described above.

(3)	As amended in April 2012 and March 2015.

(4)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.

(5)
As amended in April 2012, April 2013, April 2014 and March 2015. For securities to be admitted to listing on the Official List of the United Kingdom Financial Conduct Authority and to trade on the Regulated Market of the London Stock Exchange.

(6)
As amended in May 2014 and April 2015, for securities that will not be admitted to listing, trading and/or quotation by any stock exchange or quotation system, or will be admitted to listing, trading and/or quotation by a stock exchange or quotation system that is not considered to be a regulated market.

(7)	As amended in October 2005, March 2010 and September 2013.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At March 31, 2015, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $65.3 billion in long-term debt issuance authority. In April 2015, Wells Fargo Bank, N.A. replaced its existing bank note program with a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At March 31, 2015, Wells Fargo Bank, N.A. had remaining issuance capacity under the prior bank note program of $50 billion in short-term senior notes and $33.5 billion in long-term senior or subordinated notes. In addition, during first quarter 2015, Wells Fargo Bank, N.A. had outstanding advances of $34.1 billion across the Federal Home Loan Bank System.

Wells Fargo Canada Corporation In February 2014, Wells Fargo Canada Corporation (WFCC), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to $7.0 billion Canadian dollars (CAD) in medium-term notes. At March 31, 2015, CAD $7.0 billion still remained available for future issuance under this prospectus. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

Asset/Liability Management (continued)

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

Capital Management

We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of capital primarily include retention of earnings net of dividends, as well as issuances of common and preferred stock. Retained earnings increased $3.6 billion from December 31, 2014, predominantly from Wells Fargo net income of $5.8 billion, less common and preferred stock dividends of $2.2 billion. During first quarter 2015, we issued 41.0 million shares of common stock. We also issued 2 million Depositary Shares, each representing 1/25th interest in a share of the Company’s newly issued 5.875% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series U, for an aggregate public offering price of $2.0 billion. During first quarter 2015, we repurchased 48.4 million shares of common stock in open market transactions, private transactions and from employee benefit plans, at a cost of $2.6 billion. We also entered into a $750 million forward repurchase contract in January 2015 with an unrelated third party that settled in April 2015 for 14.0 million shares. In addition, we entered into another $750 million forward repurchase contract with an unrelated third party in April 2015 that is expected to settle before August 2015 for approximately 14 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Regulatory Capital Guidelines
The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At March 31, 2015, the Company and each of our insured depository institutions were “well-capitalized” under applicable regulatory capital adequacy guidelines. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information. Also see the "Capital Management" section in our 2014 Form 10-K for background and history of the various regulatory capital adequacy rules, minimum regulatory requirements and transition periods we follow.
In December 2010, the Basel Committee on Banking Supervision (BCBS) finalized a set of revised international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed in response to the 2008 financial crisis and were intended to address many of the weaknesses identified in the previous Basel standards, as well as in the banking sector that contributed to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers.
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

•	revise Basel I rules for calculating RWAs to enhance risk sensitivity under a standardized approach;

•	modify the existing Basel II advanced approaches rules for calculating RWAs to implement Basel III;

•
deduct certain assets from CET1, such as deferred tax assets that could not be realized through net operating loss carry- backs, significant investments in non-consolidated financial entities, and MSRs, to the extent any one category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1;

•	eliminate the accumulated other comprehensive income or loss filter that applies under RBC rules over a five-year phase-in period beginning in 2014; and

•	comply with the Dodd-Frank Act provision prohibiting the reliance on external credit ratings.

We were required to comply with the final Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. The Basel III capital rules are scheduled to be fully phased in by January 1, 2022. Based on the final capital rules, we estimate that our CET1 ratio under the final Basel III capital rules using the Advanced Approach (fully phased-in) exceeded the minimum of 7.0% by 348 basis points at March 31, 2015.
In March 2015, the FRB and OCC announced that the Company and its national subsidiary banks may exit the parallel run phase and begin using the Basel III Advanced Approaches capital framework to determine risk-based capital requirements starting in second quarter 2015. Consistent with the Collins Amendment to the Dodd-Frank Act, banking organizations that have completed their parallel run process and have been approved by the FRB to use the Advanced Approach methodology to determine applicable minimum risk-weighted capital ratios and additional buffers, must use the higher of their RWAs as calculated under (i) the Advanced Approach rules, and (ii) from January 1, 2014, to December 31, 2014, the general risk-based capital rules (General Approach) and, commencing on January 1, 2015, and thereafter, the risk weightings under the Standardized Approach rules. The Standardized and General Approaches each apply assigned risk weights to broad risk categories; however, many of the risk categories and/or weights were changed by Basel III for the Standardized Approach and will generally result in higher risk-weighted assets than from those prescribed for the General Approach. We will be subject to the lower of our CET1 ratio calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. Currently the CET1 ratio is lower using management’s estimate of RWAs determined under the Advanced Approach but the amount of RWAs determined under the Standardized and Advanced Approaches has been converging.
In April 2014, federal banking regulators finalized a rule that enhances supplementary leverage ratio requirements for BHCs, like Wells Fargo, and their insured depository institutions. The supplementary leverage ratio consists of Tier 1 capital under

Capital Management (continued)

Basel III divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted for Tier 1 capital. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a supplementary leverage ratio of at least 5% to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a supplementary leverage ratio of 6% in order to be considered well capitalized. In September 2014, federal banking regulators finalized additional changes to the supplementary leverage ratio requirements to implement revisions to the Basel III leverage framework finalized by the BCBS in January 2014. These additional changes, among other things, modify the methodology for including off-balance sheet items, including credit derivatives, repo-style transactions and lines of credit, in the denominator of the supplementary leverage ratio, and will become effective on January 1, 2018. The supplementary leverage ratio is required to be publicly disclosed beginning first quarter 2015. At March 31, 2015, our estimated supplementary leverage ratio for the Company was 8.0% assuming full phase-in of the Basel III Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. In addition, as discussed in the “Risk Management - Asset/Liability Management - Liquidity and Funding” section in this Report, a final rule regarding the U.S. implementation of the Basel III LCR was issued by the FRB, OCC and FDIC in September 2014.
The FRB has also indicated that it is in the process of considering new rules to address the amount of equity and unsecured debt a company must hold to facilitate its orderly liquidation, often referred to as Total Loss Absorbing Capacity (TLAC). In November 2014, the Financial Stability Board (FSB) issued policy proposals on TLAC for public consultation. Under the FSB’s TLAC proposal, global systemically important banks (G-SIBs) would be required to hold loss absorbing equity and unsecured debt of 16-20% of RWAs, with at least 33% of this total being unsecured debt rather than equity. The FRB will likely propose related rules sometime after the FSB’s public consultation on the TLAC proposal ends.
In addition, in December 2014, the FRB proposed rules to implement an additional CET1 capital surcharge on those U.S. banking organizations, such as the Company, that have been designated by the FSB as G-SIBs. The G-SIB surcharge would be in addition to the minimum Basel III 7.0% CET1 requirement. Under the FRB proposal, a G-SIB would calculate its surcharge under two methods and use the higher of the two surcharges. The first method would consider the G-SIB’s size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with a methodology developed by the BCBS and FSB. The second would use similar inputs, but would replace substitutability with use of short-term wholesale funding and would generally result in higher surcharges than the BCBS methodology. Under the FRB proposal, estimated surcharges for G-SIBs would range from 1.0 to 4.5 percent of a firm’s RWAs. The G-SIB surcharge would be phased in beginning on January 1, 2016 and become fully effective on January 1, 2019. The FSB, in an updated listing published in November 2014 based on year-end 2013 data, identified the Company as one of the 30 G-SIBs.

Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers' financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed Basel III capital requirements including the U.S. G-SIB proposal. Accordingly, based on the final Basel III capital rules under the higher of the Standardized or Advanced Approaches RWAs, we currently target a long-term CET1 capital ratio at or in excess of 10%, which assumes a 2% surcharge under the U.S. G-SIB proposal. Our capital targets are subject to change based on various factors, including changes to the regulatory capital framework and expectations for large banks promulgated by bank regulatory agencies, planned capital actions, changes in our risk profile and other factors.
Under the FRB’s capital plan rule, large BHCs are required to submit capital plans annually for review to determine if the FRB has any objections before making any capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions. The FRB assesses the overall financial condition, risk profile, and capital adequacy of BHCs while considering both quantitative and qualitative factors when evaluating capital plans.
Our 2015 CCAR, which was submitted on January 2, 2015, included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB used to conduct the CCAR in 2014. As part of the 2015 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB reviewed the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB published its supervisory stress test results as required under the Dodd-Frank Act on March 5, 2015. On March 11, 2015, the FRB notified us that it did not object to our capital plan included in the 2015 CCAR. The capital plan included an increase in our second quarter 2015 common stock dividend rate to $0.375 per share, which was approved by the Board on April 28, 2015.
In addition to CCAR, federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The FRB recently finalized rules amending the existing capital plan and stress testing rules to move the start date of capital plan and stress testing cycles to the first and third quarters of each year beginning in 2016 and to limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. We currently must submit a mid-cycle stress test based on first quarter data and scenarios developed by the Company.

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
In March 2014, the Board authorized the repurchase of 350 million shares of our common stock. At March 31, 2015, we had remaining authority to repurchase approximately 192 million shares, subject to regulatory and legal conditions. For more information about share repurchases during first quarter 2015, see Part II, Item 2 in this Report.
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

In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which began occurring in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At March 31, 2015, there were 37,805,954 warrants outstanding, exercisable at $33.984 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Risk-Based Capital and Risk-Weighted Assets
Table 48 and Table 49 provide information regarding the composition of and change in our risk-based capital, respectively, under Basel III Standardized Approach with Transition Requirements at March 31, 2015, and Basel III General Approach at December 31, 2014.

Capital Management (continued)

Table 48: Risk-Based Capital Components Under Basel III
		Standardized Approach (1)	General Approach (1)
		Mar 31,	Dec 31,
(in billions)		2015	2014
Total equity		$190.0	185.3
Noncontrolling interests		(1.2)	(0.9)
Total Wells Fargo stockholders' equity		188.8	184.4
Adjustments:
Preferred stock		(20.0)	(18.0)
Cumulative other comprehensive income (2)		(1.9)	(2.6)
Goodwill and other intangible assets (2)(3)		(26.9)	(26.3)
Investment in certain subsidiaries and other		(0.8)	(0.4)
Common Equity Tier 1 (1)(4)	(A)	139.2	137.1
Preferred stock		20.0	18.0
Qualifying hybrid securities and noncontrolling interests		—	—
Other		(0.4)	(0.4)
Total Tier 1 capital		158.8	154.7
Long-term debt and other instruments qualifying as Tier 2		24.4	25.0
Qualifying allowance for credit losses		13.0	13.2
Other		—	—
Total Tier 2 capital		37.4	38.2
Total qualifying capital	(B)	$196.2	192.9
Risk-Weighted Assets (RWAs) (5):
Credit risk		$1,253.9	1,192.9
Market risk		47.6	49.6
Total RWAs	(C)	$1,301.5	1,242.5
Capital Ratios:
Common Equity Tier 1 to total RWAs	(A)/(C)	10.69%	11.04
Total capital to total RWAs	(B)/(C)	15.08	15.53

(1)
Basel III revises the definition of capital, increases minimum capital ratios, and introduces a minimum Common Equity Tier 1 (CET1) ratio. These changes are being fully phased in effective January 1, 2014, through the end of 2021. The capital ratios were determined using the Basel III definition of capital and the Basel III Standardized Approach RWAs with Transition Requirements as of March 31, 2015 and the general risk-based capital rules (General Approach) RWAs for 2014. See Table 51 in this section for a summary of changes in RWAs from December 31, 2014, to March 31, 2015.

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

(5)
Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total RWAs. The risk weights and categories were changed by Basel III for the Standardized Approach and will generally result in higher RWAs than result from the General Approach risk weights and categories. See Table 50 in this section for a more detailed summary of the components of RWAs.

Table 49: Analysis of Changes in Capital Under Basel III
(in billions)
Common Equity Tier 1 at December 31, 2014		$137.1
Net income		5.5
Common stock dividends		(1.8)
Common stock issued, repurchased, and stock compensation-related items		(1.5)
Goodwill and other intangible assets (net of any associated deferred tax liabilities)		(0.6)
Other		0.5
Change in Common Equity Tier 1		2.1
Common Equity Tier 1 at March 31, 2015		$139.2

Tier 1 capital at December 31, 2014		$154.7
Change in Common Equity Tier 1		2.1
Issuance of noncumulative perpetual preferred		2.0
Change in Tier 1 capital		4.1
Tier 1 capital at March 31, 2015	(A)	$158.8

Tier 2 capital at December 31, 2014		$38.2
Change in long-term debt and other instruments qualifying as Tier 2		(0.6)
Change in qualifying allowance for credit losses		(0.2)
Other		—
Change in Tier 2 capital		(0.8)
Tier 2 capital at March 31, 2015	(B)	37.4
Total qualifying capital	(A) + (B)	$196.2

Table 50 presents information on the components of RWAs included within our regulatory capital ratios. RWAs as of December 31, 2014 were determined under the Basel III General

Approach, and RWAs as of March 31, 2015 reflect the transition to the Basel III Standardized Approach with Transition Requirements.

Table 50: RWAs Under Basel III
	Standardized Approach (1)	General Approach
	Mar 31,	Dec 31,
(in billions)	2015	2014
Credit risk RWAs
On-balance sheet
Investment securities	$103.3	85.5
Securities financing transactions (2)	21.2	12.4
Loans (3)	754.7	726.0
Other	118.7	112.6
Off-balance sheet
Commitments and guarantees (4)	182.4	218.9
Derivatives	26.7	10.3
Other	46.9	27.2
Total credit risk RWAs	1,253.9	1,192.9
Market risk RWAs — On-balance sheet (5)	47.6	49.6
Total RWAs	$1,301.5	1,242.5

(1)	Determined using Basel III Standardized Approach with Transition Requirements.

(2)	Represents federal funds sold and securities purchased under resale agreements.

(3)	Represents loans held for sale and loans held for investment.

(4)	Predominantly includes financial standby letters of credit and other unused commitments.

(5)	Represents regulatory 'covered' positions within trading assets and liabilities.

Capital Management (continued)

Table 51 presents changes in RWAs for the first quarter of 2015. Effective January 1, 2015, we commenced transitioning RWAs from the Basel III General Approach to the Standardized Approach with Transition Requirements under final rules adopted by federal banking regulators in July 2013.

Table 51: Analysis of Changes in RWAs
(in billions)
Basel III General Approach RWAs at December 31, 2014	$1,242.5
Effect of changes in rules	52.3
Basel III Standardized Approach RWAs at December 31, 2014	1,294.8
Net change in credit risk RWAs
On-balance sheet
Investment securities	0.3
Securities financing transactions	9.0
Loans	(3.3)
Other	(1.1)
Off-balance sheet
Commitments and guarantees	(2.3)
Derivatives	1.3
Other	4.8
Total change in credit risk RWAs	8.7
Net change in market risk RWAs — On-balance sheet	(2.0)
Total change in RWAs	6.7
Basel III Standardized Approach RWAs at March 31, 2015	$1,301.5

Table 52 provides information regarding our CET1 calculation as estimated under Basel III using the Advanced Approach, fully phased-in method.

Table 52: Common Equity Tier 1 Under Basel III (Advanced Approach, Fully Phased-In) (1)(2)
(in billions)	March 31, 2015
Common Equity Tier 1 (transition amount) under Basel III		$139.2
Adjustments from transition amount to fully phased-in Basel III (3):
Cumulative other comprehensive income		1.9
Other		(2.1)
Total adjustments		(0.2)
Common Equity Tier 1 (fully phased-in) under Basel III	(C)	$139.0
Total RWAs anticipated under Basel III (4)	(D)	$1,326.3
Common Equity Tier 1 to total RWAs anticipated under Basel III (Advanced Approach, fully phased-in)	(C)/(D)	10.48%

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

(4)
The final Basel III capital rules provide for two capital frameworks: the Standardized Approach intended to replace Basel I, and the Advanced Approach applicable to certain institutions. Under the final rules, we will be subject to the lower of our CET1 ratio calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. While the amount of RWAs determined under the Standardized and Advanced Approaches has been converging, the amount of RWAs as of March 31, 2015, was based on the Advanced Approach, which was higher than RWAs under the Standardized Approach, and thus resulted in a lower CET1 ratio compared with the Standardized Approach. Basel III capital rules adopted by the Federal Reserve Board incorporate different classification of assets, with risk weights based on Wells Fargo's internal models, along with adjustments to address a combination of credit/counterparty, operational and market risks, and other Basel III elements.

Regulatory Reform
Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.
For a discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business, we refer you to the “Regulatory Reform” and “Risk Factors” sections of our 2014 Form 10-K.

Critical Accounting Policies
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Five of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	the allowance for credit losses;

•	PCI loans;

•	the valuation of residential MSRs;

•	the fair valuation of financial instruments; and

•	income taxes.

Management and the Board's Audit and Examination Committee have reviewed and approved these critical accounting policies. These policies are described further in the “Financial Review – Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K.

Current Accounting Developments
The following table provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2015-07 - Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)	The Update eliminates the disclosure requirement to categorize investments within the fair value hierarchy that are measured at fair value using net asset value as a practical expedient.
The guidance is effective for us in first quarter 2016 with retrospective application. Early adoption is permitted. The Update will not affect our consolidated financial statements as it impacts only the fair value disclosure requirements for certain investments.

ASU 2015-03 - Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
The Update changes the balance sheet presentation for debt issuance costs. Under the new guidance, debt issuance costs should be reported as a deduction from debt liabilities rather than as a deferred charge classified as an asset.

The Update is effective for us in first quarter 2016 with retrospective application. Early adoption is permitted. We are evaluating the impact this Update will have on our consolidated financial statements.

ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis
The Update primarily amends the criteria companies use to evaluate whether they should consolidate certain variable interest entities that have fee arrangements and the criteria used to determine whether partnerships and similar entities are variable interest entities. The Update also excludes certain money market funds from the consolidation guidance.
The changes are effective for us in first quarter 2016 with early adoption permitted. We are evaluating the impact the Update will have on our consolidated financial statements.
ASU 2015-01 - Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	The Update removes the concept of extraordinary items from GAAP and eliminates the requirement for extraordinary items to be separately presented in the statement of income.
The Update is effective for us in first quarter 2016 with prospective or retrospective application. Early adoption is permitted. The Update will not have a material impact on our consolidated financial statements.

ASU 2014-16 - Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity
The Update clarifies that the nature of host contracts in hybrid financial instruments that are issued in share form should be determined based on the entire instrument, including the embedded derivative.
The Update is effective for us in first quarter 2016 with retrospective application. The Update will not have a material impact on our consolidated financial statements.
ASU 2014-13 - Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity
The Update provides a measurement alternative to companies that consolidate collateralized financing entities (CFEs), such as collateralized debt obligation and collateralized loan obligation structures. Under the new guidance, companies can measure both the financial assets and financial liabilities of a CFE using the more observable fair value of the financial assets or of the financial liabilities.

These changes are effective for us in first quarter 2016 with early adoption permitted at the beginning of an annual period. The guidance can be applied either retrospectively or by a modified retrospective approach. The Update will not have a material impact on our consolidated financial statements.

Standard	Description	Effective date and financial statement impact
ASU 2014-12 - Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period

The Update provides accounting guidance for employee share-based payment awards with specific performance targets. The Update clarifies that performance targets should be treated as performance conditions if the targets affect vesting and could be achieved after the requisite service period.

The Update is effective for us in first quarter 2016 with early adoption permitted and can be applied prospectively or retrospectively. The Update will not have a material impact on our consolidated financial statements.

ASU 2014-09 - Revenue from Contracts With Customers (Topic 606)
The Update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations.

The Update is effective for us in first quarter 2017 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. The FASB has proposed deferring the effective date by one year. We are evaluating the impact the Update will have on our consolidated financial statements.

Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in our other documents filed or furnished with the SEC, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company, including our outlook for future growth; (ii) our noninterest expense and efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses and allowance levels; (iv) the appropriateness of the allowance for credit losses; (v) our expectations regarding net interest income and net interest margin; (vi) loan growth or the reduction or mitigation of risk in our loan portfolios; (vii) future capital levels or targets and our estimated Common Equity Tier 1 ratio under Basel III capital standards; (viii) the performance of our mortgage business and any related exposures; (ix) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (x) future common stock dividends, common share repurchases and other uses of capital; (xi) our targeted range for return on assets and return on equity; (xii) the outcome of contingencies, such as legal proceedings; and (xiii) the Company’s plans, objectives and strategies.
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

•
current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and the overall slowdown in global economic growth;

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

•
negative effects relating to our mortgage servicing and foreclosure practices, as well as changes in industry standards or practices, regulatory or judicial requirements, penalties or fines, increased servicing and other costs or obligations, including loan modification requirements, or delays or moratoriums on foreclosures;

Forward-Looking Statements (continued)

•
our ability to realize our efficiency ratio target as part of our expense management initiatives, including as a result of business and economic cyclicality, seasonality, changes in our business composition and operating environment, growth in our businesses and/or acquisitions, and unexpected expenses relating to, among other things, litigation and regulatory matters;

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

•	the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences from regulatory violations and legal actions;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber attacks;

•	the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;

•	fiscal and monetary policies of the Federal Reserve Board; and

•	the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
For more information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.
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

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section of our 2014 Form 10-K.

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2015, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2015	2014
Interest income
Trading assets	$445	374
Investment securities	2,144	2,110
Mortgages held for sale	177	170
Loans held for sale	5	2
Loans	8,938	8,746
Other interest income	254	210
Total interest income	11,963	11,612
Interest expense
Deposits	258	279
Short-term borrowings	18	12
Long-term debt	604	619
Other interest expense	97	87
Total interest expense	977	997
Net interest income	10,986	10,615
Provision for credit losses	608	325
Net interest income after provision for credit losses	10,378	10,290
Noninterest income
Service charges on deposit accounts	1,215	1,215
Trust and investment fees	3,677	3,412
Card fees	871	784
Other fees	1,078	1,047
Mortgage banking	1,547	1,510
Insurance	430	432
Net gains from trading activities	408	432
Net gains on debt securities (1)	278	83
Net gains from equity investments (2)	370	847
Lease income	132	133
Other	286	115
Total noninterest income	10,292	10,010
Noninterest expense
Salaries	3,851	3,728
Commission and incentive compensation	2,685	2,416
Employee benefits	1,477	1,372
Equipment	494	490
Net occupancy	723	742
Core deposit and other intangibles	312	341
FDIC and other deposit assessments	248	243
Other	2,717	2,616
Total noninterest expense	12,507	11,948
Income before income tax expense	8,163	8,352
Income tax expense	2,279	2,277
Net income before noncontrolling interests	5,884	6,075
Less: Net income from noncontrolling interests	80	182
Wells Fargo net income	$5,804	5,893
Less: Preferred stock dividends and other	343	286
Wells Fargo net income applicable to common stock	$5,461	5,607
Per share information
Earnings per common share	$1.06	1.07
Diluted earnings per common share	1.04	1.05
Dividends declared per common share	0.35	0.30
Average common shares outstanding	5,160.4	5,262.8
Diluted average common shares outstanding	5,243.6	5,353.3

(1)
Total other-than-temporary impairment (OTTI) losses (reversal of losses) were $(6) million and $(14) million for first quarter 2015 and 2014, respectively. Of total OTTI, losses of $31 million and $7 million were recognized in earnings, and reversal of losses of $(37) million and $(21) million were recognized as non-credit-related OTTI in other comprehensive income for first quarter 2015 and 2014, respectively.

(2)	Includes OTTI losses of $42 million and $128 million for first quarter 2015 and 2014, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended March 31,
(in millions)	2015	2014
Wells Fargo net income	$5,804	5,893
Other comprehensive income, before tax:
Investment securities:
Net unrealized gains arising during the period	393	2,725
Reclassification of net gains to net income	(300)	(394)
Derivatives and hedging activities:
Net unrealized gains arising during the period	952	44
Reclassification of net gains on cash flow hedges to net income	(234)	(106)
Defined benefit plans adjustments:
Net actuarial losses arising during the period	(11)	—
Amortization of net actuarial loss, settlements and other to net income	43	18
Foreign currency translation adjustments:
Net unrealized losses arising during the period	(55)	(17)
Reclassification of net losses to net income	—	6
Other comprehensive income, before tax	788	2,276
Income tax expense related to other comprehensive income	(228)	(831)
Other comprehensive income, net of tax	560	1,445
Less: Other comprehensive income from noncontrolling interests	301	79
Wells Fargo other comprehensive income, net of tax	259	1,366
Wells Fargo comprehensive income	6,063	7,259
Comprehensive income from noncontrolling interests	381	261
Total comprehensive income	$6,444	7,520

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Mar 31, 2015	Dec 31 2014
Assets	(Unaudited)
Cash and due from banks	$19,793	19,571
Federal funds sold, securities purchased under resale agreements and other short-term investments	291,317	258,429
Trading assets	79,278	78,255
Investment securities:
Available-for-sale, at fair value	257,603	257,442
Held-to-maturity, at cost (fair value $68,781 and $56,359)	67,133	55,483
Mortgages held for sale (includes $19,015 and $15,565 carried at fair value) (1)	23,606	19,536
Loans held for sale (includes $1 and $1 carried at fair value) (1)	681	722
Loans (includes $5,730 and $5,788 carried at fair value) (1)	861,231	862,551
Allowance for loan losses	(12,176)	(12,319)
Net loans	849,055	850,232
Mortgage servicing rights:
Measured at fair value	11,739	12,738
Amortized	1,252	1,242
Premises and equipment, net	8,696	8,743
Goodwill	25,705	25,705
Other assets (includes $2,549 and $2,512 carried at fair value) (1)	101,879	99,057
Total assets (2)	$1,737,737	1,687,155
Liabilities
Noninterest-bearing deposits	$335,858	321,963
Interest-bearing deposits	860,805	846,347
Total deposits	1,196,663	1,168,310
Short-term borrowings	77,697	63,518
Accrued expenses and other liabilities	90,121	86,122
Long-term debt	183,292	183,943
Total liabilities (3)	1,547,773	1,501,893
Equity
Wells Fargo stockholders' equity:
Preferred stock	21,998	19,213
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 and 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	59,980	60,537
Retained earnings	110,676	107,040
Cumulative other comprehensive income	3,777	3,518
Treasury stock – 318,869,849 shares and 311,462,276 shares	(14,556)	(13,690)
Unearned ESOP shares	(2,215)	(1,360)
Total Wells Fargo stockholders' equity	188,796	184,394
Noncontrolling interests	1,168	868
Total equity	189,964	185,262
Total liabilities and equity	$1,737,737	1,687,155

(1)	Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)
Our consolidated assets at March 31, 2015, and December 31, 2014, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $155 million and $117 million; Investment securities, $749 million and $875 million; Net loans, $4.8 billion and $4.5 billion; Other assets, $314 million and $316 million, and Total assets, $6.0 billion and 5.8 billion, respectively.

(3)
Our consolidated liabilities at March 31, 2015, and December 31, 2014, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Accrued expenses and other liabilities, $48 million and $49 million; Long-term debt, $1.6 billion and $1.6 billion; and Total liabilities, $1.6 billion and $1.7 billion, respectively.

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
Common stock warrants repurchased/exercised
Preferred stock issued
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	911,664	912	8,564,001	—
Balance March 31, 2014	11,792,859	$17,179	5,265,726,706	$9,136
Balance January 1, 2015	11,138,818	$19,213	5,170,349,198	$9,136
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			40,259,205
Common stock repurchased (1)			(48,426,207)
Preferred stock issued to ESOP	826,598	826
Preferred stock released by ESOP
Preferred stock converted to common shares	(41,313)	(41)	759,429
Common stock warrants repurchased/exercised
Preferred stock issued	80,000	2,000
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	865,285	2,785	(7,407,573)	—
Balance March 31, 2015	12,004,103	$21,998	5,162,941,625	$9,136

(1)
For the first three months of 2015, includes $750 million related to a private forward repurchase transaction entered into in first quarter 2015 that settled in second quarter 2015 for 14.0 million shares of common stock.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,296	92,361	1,386	(8,104)	(1,200)	170,142	866	171,008
	5,893				5,893	182	6,075
		1,366			1,366	79	1,445
(1)					(1)	(312)	(313)
(185)			1,179		994		994
500			(1,525)		(1,025)		(1,025)
108				(1,325)	—		—
(27)				332	305		305
75			230		—		—
					—		—
					—		—
22	(1,601)				(1,579)		(1,579)
	(285)				(285)		(285)
269					269		269
374					374		374
(813)			14		(799)		(799)
322	4,007	1,366	(102)	(993)	5,512	(51)	5,461
60,618	96,368	2,752	(8,206)	(2,193)	175,654	815	176,469
60,537	107,040	3,518	(13,690)	(1,360)	184,394	868	185,262
	5,804				5,804	80	5,884
		259			259	301	560
1					1	(81)	(80)
(342)			1,669		1,327		1,327
			(2,592)		(2,592)		(2,592)
74				(900)	—		—
(4)				45	41		41
7			34		—		—
(8)					(8)		(8)
(3)					1,997		1,997
19	(1,824)				(1,805)		(1,805)
	(344)				(344)		(344)
354					354		354
376					376		376
(1,031)			23		(1,008)		(1,008)
(557)	3,636	259	(866)	(855)	4,402	300	4,702
59,980	110,676	3,777	(14,556)	(2,215)	188,796	1,168	189,964

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2015	2014
Cash flows from operating activities:
Net income before noncontrolling interests	$5,884	6,075
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	608	325
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	725	410
Depreciation, amortization and accretion	727	571
Other net gains	(2,301)	(351)
Stock-based compensation	708	692
Excess tax benefits related to stock incentive compensation	(354)	(269)
Originations of MHFS	(41,628)	(29,798)
Proceeds from sales of and principal collected on mortgages originated for sale	31,266	26,480
Proceeds from sales of and principal collected on LHFS	6	121
Purchases of LHFS	(23)	(96)
Net change in:
Trading assets	5,777	4,190
Deferred income taxes	(435)	408
Accrued interest receivable	(300)	(139)
Accrued interest payable	76	221
Other assets	(2,053)	(3,545)
Other accrued expenses and liabilities	3,832	(2,454)
Net cash provided by operating activities	2,515	2,841
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(33,026)	(8,878)
Available-for-sale securities:
Sales proceeds	4,230	877
Prepayments and maturities	7,004	7,709
Purchases	(14,634)	(6,178)
Held-to-maturity securities:
Paydowns and maturities	1,204	1,566
Purchases	(8,068)	(7,276)
Nonmarketable equity investments:
Sales proceeds	598	943
Purchases	(281)	(945)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(2,584)	(10,628)
Proceeds from sales (including participations) of loans held for investment	2,596	3,592
Purchases (including participations) of loans	(1,109)	(1,189)
Principal collected on nonbank entities’ loans	2,328	3,266
Loans originated by nonbank entities	(2,223)	(2,936)
Proceeds from sales of foreclosed assets and short sales	1,874	2,212
Net cash from purchases and sales of MSRs	(21)	(40)
Other, net	(812)	(320)
Net cash used by investing activities	(42,924)	(18,225)
Cash flows from financing activities:
Net change in:
Deposits	28,591	15,399
Short-term borrowings	14,174	3,808
Long-term debt:
Proceeds from issuance	5,286	3,110
Repayment	(5,640)	(4,214)
Preferred stock:
Proceeds from issuance	1,997	—
Cash dividends paid	(364)	(352)
Common stock:
Proceeds from issuance	614	617
Repurchased	(2,592)	(1,025)
Cash dividends paid	(1,762)	(1,545)
Excess tax benefits related to stock incentive compensation	354	269
Net change in noncontrolling interests	(47)	(923)
Other, net	20	52
Net cash provided by financing activities	40,631	15,196
Net change in cash and due from banks	222	(188)
Cash and due from banks at beginning of period	19,571	19,919
Cash and due from banks at end of period	$19,793	19,731
Supplemental cash flow disclosures:
Cash paid for interest	$901	776
Cash paid for income taxes	352	81

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K). There were no material changes to these policies in first quarter 2015. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5 (Loans and Allowance for Credit Losses)), valuations of residential mortgage servicing rights (MSRs) (Note 7 (Securitizations and Variable Interest Entities) and Note 8 (Mortgage Banking Activities)) and financial instruments (Note 13 (Fair Values of Assets and Liabilities)), and income taxes. Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2014 Form 10-K.

Accounting Standards Adopted in 2015
In first quarter 2015, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures;

•
ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity; and

•	ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

ASU 2014-11 requires repurchase-to-maturity transactions to be accounted for as secured borrowings versus sales. The guidance also requires separate accounting for transfers of financial assets that are executed contemporaneously with repurchase agreements. The Update also includes new disclosures for transfers accounted for as sales and for repurchase agreements and similar arrangements, such as classes of collateral pledged for gross obligations and the remaining contractual maturity of repurchase agreements. We adopted the accounting changes in first quarter 2015 with no impact to our consolidated financial statements or disclosures. The collateral and remaining contractual maturity disclosures for repurchase and similar agreements are required in second quarter 2015.

ASU 2014-08 changes the definition and reporting requirements for discontinued operations. Under the new guidance, an entity’s disposal of a component or group of components must be reported in discontinued operations if the disposal is a strategic shift that has or will have a significant effect on the entity’s operations and financial results. We adopted these changes in first quarter 2015 with prospective application. This Update did not have a material impact on our consolidated financial statements.

ASU 2014-01 amends the accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credits. The Update requires incremental disclosures for all entities that invest in qualified affordable housing projects. Additionally companies may make an accounting election to amortize the cost of their investments in proportion to the tax benefits received if certain criteria are met and present the amortization as a component of income tax expense. We adopted the new disclosure requirements in first quarter 2015 (see Note 6 (Other Assets)) and will continue our previous accounting for these investments rather than make the alternative election to amortize the initial cost of the investments in proportion to the tax benefits received.

Private Share Repurchases
From time to time we enter into private forward repurchase transactions with unrelated third parties to complement our open-market common stock repurchase strategies, to allow us to manage our share repurchases in a manner consistent with our capital plans, currently submitted under the 2015 Comprehensive Capital Analysis and Review (CCAR), and to provide an economic benefit to the Company.
Our payments to the counterparties for these contracts are recorded in permanent equity in the quarter paid and are not subject to re-measurement. The classification of the up-front payments as permanent equity assures that we have appropriate repurchase timing consistent with our 2015 Capital Plan, which contemplated a fixed dollar amount available per quarter for share repurchases pursuant to Federal Reserve Board (FRB) supervisory guidance. In return, the counterparty agrees to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. There are no scenarios where the contracts would not either physically settle in shares or allow us to choose the settlement method. Our total number of outstanding shares of common stock is not reduced until settlement of the private share repurchase contract.

In January 2015, we entered into a $750 million private forward repurchase contract with an unrelated third party. This contract settled in April 2015 for 14.0 million shares of common stock. We did not have any unsettled private share repurchase contracts at March 31, 2014.

SUPPLEMENTAL CASH FLOW INFORMATION  Significant noncash activities are presented below.

	Quarter ended March 31,
(in millions)	2015	2014
Trading assets retained from securitization of MHFS	$6,874	5,348
Transfers from loans to MHFS	2,202	2,602
Transfers from loans to foreclosed and other assets	911	1,216
Transfers from available-for-sale to held-to-maturity securities	4,972	—

SUBSEQUENT EVENTS  We have evaluated the effects of events that have occurred subsequent to March 31, 2015, and there have been no material events that would require recognition in our first quarter 2015 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

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
We completed no acquisitions during first quarter 2015 and had no business combinations pending as of March 31, 2015.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments
The following table provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. The majority of interest-earning deposits at March 31, 2015 and December 31, 2014 , were held at the Federal Reserve.

(in millions)	Mar 31, 2015	Dec 31 2014
Federal funds sold and securities purchased under resale agreements	$40,161	36,856
Interest-earning deposits	250,354	219,220
Other short-term investments	802	2,353
Total	$291,317	258,429

As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $1.9 billion and $2.6 billion as of March 31, 2015 and December 31, 2014, respectively.
We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $14.8 billion and $14.9 billion at March 31, 2015 and December 31, 2014 , respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section of Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4: Investment Securities
The following table provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after-tax basis as a component of cumulative OCI.

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$29,782	282	(33)	30,031
Securities of U.S. states and political subdivisions	46,973	1,342	(935)	47,380
Mortgage-backed securities:
Federal agencies	100,222	3,256	(261)	103,217
Residential	7,790	951	(18)	8,723
Commercial	15,415	627	(53)	15,989
Total mortgage-backed securities	123,427	4,834	(332)	127,929
Corporate debt securities	14,508	767	(142)	15,133
Collateralized loan and other debt obligations (1)	27,352	448	(78)	27,722
Other (2)	5,715	213	(24)	5,904
Total debt securities	247,757	7,886	(1,544)	254,099
Marketable equity securities:
Perpetual preferred securities	1,601	163	(72)	1,692
Other marketable equity securities	318	1,495	(1)	1,812
Total marketable equity securities	1,919	1,658	(73)	3,504
Total available-for-sale securities	249,676	9,544	(1,617)	257,603
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,244	1,441	(9)	45,676
Securities of U.S. states and political subdivisions	2,092	30	(1)	2,121
Federal agency mortgage-backed securities	14,311	182	(21)	14,472
Collateralized loans and other debt obligations (1)	1,404	1	(2)	1,403
Other (2)	5,082	27	—	5,109
Total held-to-maturity securities	67,133	1,681	(33)	68,781
Total	$316,809	11,225	(1,650)	326,384
December 31, 2014
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$25,898	44	(138)	25,804
Securities of U.S. states and political subdivisions	43,939	1,504	(499)	44,944
Mortgage-backed securities:
Federal agencies	107,850	2,990	(751)	110,089
Residential	8,213	1,080	(24)	9,269
Commercial	16,248	803	(57)	16,994
Total mortgage-backed securities	132,311	4,873	(832)	136,352
Corporate debt securities	14,211	745	(170)	14,786
Collateralized loan and other debt obligations (1)	25,137	408	(184)	25,361
Other (2)	6,251	295	(27)	6,519
Total debt securities	247,747	7,869	(1,850)	253,766
Marketable equity securities:
Perpetual preferred securities	1,622	148	(70)	1,700
Other marketable equity securities	284	1,694	(2)	1,976
Total marketable equity securities	1,906	1,842	(72)	3,676
Total available-for-sale securities	249,653	9,711	(1,922)	257,442
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	40,886	670	(8)	41,548
Securities of U.S. states and political subdivisions	1,962	27	—	1,989
Federal agency mortgage-backed securities	5,476	165	—	5,641
Collateralized loans and other debt obligations (1)	1,404	—	(13)	1,391
Other (2)	5,755	35	—	5,790
Total held-to-maturity securities	55,483	897	(21)	56,359
Total	$305,136	10,608	(1,943)	313,801

(1)
The available-for-sale portfolio includes collateralized debt obligations (CDOs) with a cost basis and fair value of $363 million and $487 million, respectively, at March 31, 2015, and $364 million and $500 million, respectively, at December 31, 2014. The held-to-maturity portfolio only includes collateralized loan obligations.

(2)
The “Other” category of available-for-sale securities mostly includes asset-backed securities collateralized by credit cards, student loans, home equity loans and auto leases or loans and cash. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by auto leases or loans and cash with both a cost basis and fair value of $3.1 billion at March 31, 2015, and $3.8 billion at December 31, 2014. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis of $1.9 billion and fair value of $2.0 billion at both March 31, 2015 and December 31, 2014.

Note 4: Investment Securities (continued)

Gross Unrealized Losses and Fair Value
The following table shows the gross unrealized losses and fair value of securities in the investment securities portfolio by length of time that individual securities in each category have been in a continuous loss position. Debt securities on which we have taken credit-related OTTI write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(7)	1,722	(26)	4,013	(33)	5,735
Securities of U.S. states and political subdivisions	(579)	17,860	(356)	3,685	(935)	21,545
Mortgage-backed securities:
Federal agencies	(73)	14,416	(188)	11,410	(261)	25,826
Residential	(12)	919	(6)	260	(18)	1,179
Commercial	(11)	2,312	(42)	1,490	(53)	3,802
Total mortgage-backed securities	(96)	17,647	(236)	13,160	(332)	30,807
Corporate debt securities	(91)	1,464	(51)	723	(142)	2,187
Collateralized loan and other debt obligations	(17)	6,079	(61)	3,949	(78)	10,028
Other	(20)	843	(4)	239	(24)	1,082
Total debt securities	(810)	45,615	(734)	25,769	(1,544)	71,384
Marketable equity securities:
Perpetual preferred securities	(3)	82	(69)	615	(72)	697
Other marketable equity securities	(1)	16	—	—	(1)	16
Total marketable equity securities	(4)	98	(69)	615	(73)	713
Total available-for-sale securities	(814)	45,713	(803)	26,384	(1,617)	72,097
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(9)	1,529	—	—	(9)	1,529
Securities of U.S. states and political subdivisions	(1)	298	—	—	(1)	298
Federal agency mortgage-backed securities	(21)	8,100	—	—	(21)	8,100
Collateralized loan and other debt obligations	(2)	1,229	—	—	(2)	1,229
Total held-to-maturity securities	(33)	11,156	—	—	(33)	11,156
Total	$(847)	56,869	(803)	26,384	(1,650)	83,253
December 31, 2014
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(16)	7,138	(122)	5,719	(138)	12,857
Securities of U.S. states and political subdivisions	(198)	10,228	(301)	3,725	(499)	13,953
Mortgage-backed securities:
Federal agencies	(16)	1,706	(735)	37,854	(751)	39,560
Residential	(18)	946	(6)	144	(24)	1,090
Commercial	(9)	2,202	(48)	1,532	(57)	3,734
Total mortgage-backed securities	(43)	4,854	(789)	39,530	(832)	44,384
Corporate debt securities	(102)	1,674	(68)	1,265	(170)	2,939
Collateralized loan and other debt obligations	(99)	12,755	(85)	3,958	(184)	16,713
Other	(23)	708	(4)	277	(27)	985
Total debt securities	(481)	37,357	(1,369)	54,474	(1,850)	91,831
Marketable equity securities:
Perpetual preferred securities	(2)	92	(68)	633	(70)	725
Other marketable equity securities	(2)	41	—	—	(2)	41
Total marketable equity securities	(4)	133	(68)	633	(72)	766
Total available-for-sale securities	(485)	37,490	(1,437)	55,107	(1,922)	92,597
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(8)	1,889	—	—	(8)	1,889
Collateralized loan and other debt obligations	(13)	1,391	—	—	(13)	1,391
Total held-to-maturity securities	(21)	3,280	—	—	(21)	3,280
Total	$(506)	40,770	(1,437)	55,107	(1,943)	95,877

We have assessed each security with gross unrealized losses included in the previous table for credit impairment. As part of that assessment we evaluated and concluded that we do not intend to sell any of the securities and that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. For debt securities, we evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities’ amortized cost basis. For equity securities, we consider numerous factors in determining whether impairment exists, including our intent and ability to hold the securities for a period of time sufficient to recover the cost basis of the securities.
For descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2014 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first three months of 2015.
The following table shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by

Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $25 million and $2.1 billion, respectively, at March 31, 2015, and $25 million and $1.6 billion, respectively, at December 31, 2014. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(33)	5,735	—	—
Securities of U.S. states and political subdivisions	(895)	21,229	(40)	316
Mortgage-backed securities:
Federal agencies	(261)	25,826	—	—
Residential	(1)	134	(17)	1,045
Commercial	(25)	3,423	(28)	379
Total mortgage-backed securities	(287)	29,383	(45)	1,424
Corporate debt securities	(16)	1,186	(126)	1,001
Collateralized loan and other debt obligations	(68)	9,947	(10)	81
Other	(20)	847	(4)	235
Total debt securities	(1,319)	68,327	(225)	3,057
Perpetual preferred securities	(72)	697	—	—
Total available-for-sale securities	(1,391)	69,024	(225)	3,057
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(9)	1,529	—	—
Securities of U.S. states and political subdivisions	(1)	298	—	—
Federal agency mortgage-backed securities	(21)	8,100	—	—
Collateralized loan and other debt obligations	(2)	1,229	—	—
Total held-to-maturity securities	(33)	11,156	—	—
Total	$(1,424)	80,180	(225)	3,057
December 31, 2014
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(138)	12,857	—	—
Securities of U.S. states and political subdivisions	(459)	13,600	(40)	353
Mortgage-backed securities:
Federal agencies	(751)	39,560	—	—
Residential	—	139	(24)	951
Commercial	(24)	3,366	(33)	368
Total mortgage-backed securities	(775)	43,065	(57)	1,319
Corporate debt securities	(39)	1,807	(131)	1,132
Collateralized loan and other debt obligations	(172)	16,609	(12)	104
Other	(23)	782	(4)	203
Total debt securities	(1,606)	88,720	(244)	3,111
Perpetual preferred securities	(70)	725	—	—
Total available-for-sale securities	(1,676)	89,445	(244)	3,111
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(8)	1,889	—	—
Collateralized loan and other debt obligations	(13)	1,391	—	—
Total held-to-maturity securities	(21)	3,280	—	—
Total	$(1,697)	92,725	(244)	3,111

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

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2015
Available-for-sale securities (1):
Securities of U.S. Treasury and federal agencies	$30,031	1.47%	$56	1.09%	$26,702	1.42%	$3,273	1.85%	$—	—%
Securities of U.S. states and political subdivisions	47,380	5.72	3,820	1.71	6,469	2.26	3,179	5.21	33,912	6.87
Mortgage-backed securities:
Federal agencies	103,217	3.27	—	—	399	1.94	712	3.99	102,106	3.27
Residential	8,723	4.52	—	—	14	5.10	72	5.64	8,637	4.51
Commercial	15,989	5.23	—	—	60	2.63	—	—	15,929	5.24
Total mortgage-backed securities	127,929	3.60	—	—	473	2.12	784	4.14	126,672	3.60
Corporate debt securities	15,133	4.89	675	4.09	7,923	4.61	5,163	5.21	1,372	5.71
Collateralized loan and other debt obligations	27,722	1.91	—	—	857	0.75	10,765	1.79	16,100	2.05
Other	5,904	1.80	275	1.53	1,277	2.59	945	1.24	3,407	1.68
Total available-for-sale debt securities at fair value	$254,099	3.59%	$4,826	2.03%	$43,701	2.15%	$24,109	3.04%	$181,463	4.05%
December 31, 2014
Available-for-sale securities (1):					`
Securities of U.S. Treasury and federal agencies	$25,804	1.49%	$181	1.47%	$22,348	1.44%	$3,275	1.83%	$—	—%
Securities of U.S. states and political subdivisions	44,944	5.66	3,568	1.71	7,050	2.19	3,235	5.13	31,091	6.96
Mortgage-backed securities:
Federal agencies	110,089	3.27	—	—	276	2.86	1,011	3.38	108,802	3.27
Residential	9,269	4.50	—	—	9	4.81	83	5.63	9,177	4.49
Commercial	16,994	5.16	1	0.28	62	2.71	5	1.30	16,926	5.17
Total mortgage-backed securities	136,352	3.59	1	0.28	347	2.88	1,099	3.54	134,905	3.59
Corporate debt securities	14,786	4.90	600	4.32	7,634	4.54	5,209	5.30	1,343	5.70
Collateralized loan and other debt obligations	25,361	1.83	23	1.95	944	0.71	8,472	1.67	15,922	1.99
Other	6,519	1.79	274	1.55	1,452	2.56	1,020	1.32	3,773	1.64
Total available-for-sale debt securities at fair value	$253,766	3.60%	$4,647	2.03%	$39,775	2.20%	$22,310	3.12%	$187,034	3.99%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

The following table shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2015
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,244	2.12%	$—	—%	$—	—%	$44,244	2.12%	$—	—%
Securities of U.S. states and political subdivisions	2,092	5.70	—	—	—	—	65	7.70	2,027	5.64
Federal agency mortgage-backed securities	14,311	3.47	—	—	—	—	—	—	14,311	3.47
Collateralized loan and other debt obligations	1,404	1.97	—	—	—	—	—	—	1,404	1.97
Other	5,082	1.56	200	1.62	3,553	1.62	1,329	1.40	—	—
Total held-to-maturity debt securities at amortized cost	$67,133	2.47%	$200	1.62%	$3,553	1.62%	$45,638	2.11%	$17,742	3.60%
December 31, 2014
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$40,886	2.12%	$—	—%	$—	—%	$40,886	2.12%	$—	—%
Securities of U.S. states and political subdivisions	1,962	5.60	—	—	—	—	9	6.60	1,953	5.59
Federal agency mortgage-backed securities	5,476	3.89	—	—	—	—	—	—	5,476	3.89
Collateralized loan and other debt obligations	1,404	1.96	—	—	—	—	—	—	1,404	1.96
Other	5,755	1.64	192	1.61	4,214	1.72	1,349	1.41	—	—
Total held-to-maturity debt securities at amortized cost	$55,483	2.37%	$192	1.61%	$4,214	1.72%	$42,244	2.10%	$8,833	3.96%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

The following table shows the fair value of held-to-maturity debt securities by contractual maturity.

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
March 31, 2015
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,676	$—	$—	$45,676	$—
Securities of U.S. states and political subdivisions	2,121	—	—	67	2,054
Federal agency mortgage-backed securities	14,472	—	—	—	14,472
Collateralized loan and other debt obligations	1,403	—	—	—	1,403
Other	5,109	201	3,574	1,334	—
Total held-to-maturity debt securities at fair value	$68,781	$201	$3,574	$47,077	$17,929
December 31, 2014
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$41,548	$—	$—	$41,548	$—
Securities of U.S. states and political subdivisions	1,989	—	—	9	1,980
Federal agency mortgage-backed securities	5,641	—	—	—	5,641
Collateralized loan and other debt obligations	1,391	—	—	—	1,391
Other	5,790	193	4,239	1,358	—
Total held-to-maturity debt securities at fair value	$56,359	$193	$4,239	$42,915	$9,012

Note 4: Investment Securities (continued)

Realized Gains and Losses
The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the available-for-sale securities portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 (Other Assets)).

	Quarter ended March 31,
(in millions)	2015	2014
Gross realized gains	$348	391
Gross realized losses	(20)	(3)
OTTI write-downs	(31)	(9)
Net realized gains from available-for-sale securities	297	379
Net realized gains from nonmarketable equity investments	351	551
Net realized gains from debt securities and equity investments	$648	930

Other-Than-Temporary Impairment
The following table shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities, marketable equity securities and nonmarketable equity investments. There were no OTTI write-downs on held-to-maturity securities during first quarter 2015 and 2014.

	Quarter ended March 31,
(in millions)	2015	2014
OTTI write-downs included in earnings
Debt securities:
Securities of U.S. states and political subdivisions	$16	—
Mortgage-backed securities:
Residential	15	5
Commercial	—	2
Total debt securities	31	7
Equity securities:
Marketable equity securities:
Other marketable equity securities	—	2
Total marketable equity securities	—	2
Total investment securities	31	9
Nonmarketable equity investments	42	126
Total OTTI write-downs included in earnings	$73	135

Other-Than-Temporarily Impaired Debt Securities
The following table shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.

	Quarter ended March 31,
(in millions)	2015	2014
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$20	7
Intent-to-sell OTTI	11	—
Total recorded as part of gross realized losses	31	7
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	(1)	—
Residential mortgage-backed securities	(21)	(9)
Commercial mortgage-backed securities	(15)	(12)
Total changes to OCI for non-credit-related OTTI	(37)	(21)
Total OTTI losses (reversal of losses) recorded on debt securities	$(6)	(14)

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

The following table presents a rollforward of the OTTI credit loss that has been recognized in earnings as a write-down of available-for-sale debt securities we still own (referred to as "credit-impaired" debt securities) and do not intend to sell. Recognized credit loss represents the difference between the present value of expected future cash flows discounted using the security’s current effective interest rate and the amortized cost basis of the security prior to considering credit loss.

	Quarter ended March 31,
(in millions)	2015	2014
Credit loss recognized, beginning of year	$1,025	1,171
Additions:
For securities with previous credit impairments	20	7
Total additions	20	7
Reductions:
For securities sold, matured, or intended/required to be sold	(14)	(29)
For recoveries of previous credit impairments (1)	(2)	(6)
Total reductions	(16)	(35)
Credit loss recognized, end of year	$1,029	1,143

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5: Loans and Allowance for Credit Losses
The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $4.2 billion and $4.5 billion at March 31, 2015, and December 31, 2014, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.

(in millions)	Mar 31, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$271,088	271,795
Real estate mortgage	111,848	111,996
Real estate construction	19,981	18,728
Lease financing	12,382	12,307
Total commercial	415,299	414,826
Consumer:
Real estate 1-4 family first mortgage	265,213	265,386
Real estate 1-4 family junior lien mortgage	57,839	59,717
Credit card	30,078	31,119
Automobile	56,339	55,740
Other revolving credit and installment	36,463	35,763
Total consumer	445,932	447,725
Total loans	$861,231	862,551

Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. The following table presents total commercial foreign loans outstanding by class of financing receivable.

(in millions)	Mar 31, 2015	Dec 31, 2014
Commercial foreign loans:
Commercial and industrial	$45,325	44,707
Real estate mortgage	5,171	4,776
Real estate construction	241	218
Lease financing	307	336
Total commercial foreign loans	$51,044	50,037

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

				Quarter ended March 31,
	2015			2014
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Purchases (1)	$1,091	—	1,091	1,014	168	1,182
Sales	(206)	(29)	(235)	(1,641)	(50)	(1,691)
Transfers to MHFS/LHFS (1)	(7)	(2)	(9)	(35)	(5)	(40)

(1)
The “Purchases” and “Transfers to MHFS/LHFS" categories exclude activity in government insured/guaranteed real estate 1-4 family first mortgage loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Accordingly, these loans have limited impact on the allowance for loan losses. On a net basis, such purchases net of transfers to MHFS were $1.1 billion and $1.5 billion for first quarter 2015 and 2014, respectively.

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $89 billion at March 31, 2015 and $87 billion at December 31, 2014.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At March 31, 2015, and December 31, 2014, we had $1.0 billion and $1.2 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.
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
The contractual amount of our unfunded credit commitments, including unissued standby and commercial letters of credit, is summarized by portfolio segment and class of financing receivable in the following table. The table excludes the standby and commercial letters of credit and temporary advance arrangements described above.

(in millions)	Mar 31, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$280,803	278,093
Real estate mortgage	6,359	6,134
Real estate construction	15,692	15,587
Lease financing	3	3
Total commercial	302,857	299,817
Consumer:
Real estate 1-4 family first mortgage	37,487	32,055
Real estate 1-4 family junior lien mortgage	45,196	45,492
Credit card	96,437	95,062
Other revolving credit and installment	25,635	24,816
Total consumer	204,755	197,425
Total unfunded credit commitments	$507,612	497,242

Note 5: Loans and Allowance for Credit Losses (continued)

Allowance for Credit Losses
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Three months ended March 31,
(in millions)	2015	2014
Balance, beginning of period	13,169	14,971
Provision for credit losses	608	325
Interest income on certain impaired loans (1)	(52)	(56)
Loan charge-offs:
Commercial:
Commercial and industrial	(133)	(163)
Real estate mortgage	(23)	(20)
Real estate construction	(1)	(1)
Lease financing	(3)	(4)
Total commercial	(160)	(188)
Consumer:
Real estate 1-4 family first mortgage	(130)	(223)
Real estate 1-4 family junior lien mortgage	(179)	(249)
Credit card	(278)	(267)
Automobile	(195)	(180)
Other revolving credit and installment	(154)	(177)
Total consumer	(936)	(1,096)
Total loan charge-offs	(1,096)	(1,284)
Loan recoveries:
Commercial:
Commercial and industrial	69	114
Real estate mortgage	34	42
Real estate construction	10	24
Lease financing	3	3
Total commercial	116	183
Consumer:
Real estate 1-4 family first mortgage	47	53
Real estate 1-4 family junior lien mortgage	56	57
Credit card	39	36
Automobile	94	90
Other revolving credit and installment	36	40
Total consumer	272	276
Total loan recoveries	388	459
Net loan charge-offs (2)	(708)	(825)
Allowances related to business combinations/other	(4)	(1)
Balance, end of period	13,013	14,414
Components:
Allowance for loan losses	12,176	13,695
Allowance for unfunded credit commitments	837	719
Allowance for credit losses (3)	13,013	14,414
Net loan charge-offs (annualized) as a percentage of average total loans (2)	0.33	0.41
Allowance for loan losses as a percentage of total loans (3)	1.41	1.66
Allowance for credit losses as a percentage of total loans (3)	1.51	1.74

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.

(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

(3)
The allowance for credit losses includes $9 million and $21 million at March 31, 2015 and 2014, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

			2015			2014
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$6,377	6,792	13,169	6,103	8,868	14,971
Provision for credit losses	9	599	608	263	62	325
Interest income on certain impaired loans	(5)	(47)	(52)	(6)	(50)	(56)

Loan charge-offs	(160)	(936)	(1,096)	(188)	(1,096)	(1,284)
Loan recoveries	116	272	388	183	276	459
Net loan charge-offs	(44)	(664)	(708)	(5)	(820)	(825)
Allowance related to business combinations/other	(4)	—	(4)	(1)	—	(1)
Balance, end of period	$6,333	6,680	13,013	6,354	8,060	14,414

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
March 31, 2015
Collectively evaluated (1)	$5,550	3,705	9,255	410,519	403,241	813,760
Individually evaluated (2)	774	2,975	3,749	3,702	21,380	25,082
PCI (3)	9	—	9	1,078	21,311	22,389
Total	$6,333	6,680	13,013	415,299	445,932	861,231
December 31, 2014
Collectively evaluated (1)	$5,482	3,706	9,188	409,560	404,263	813,823
Individually evaluated (2)	884	3,086	3,970	3,759	21,649	25,408
PCI (3)	11	—	11	1,507	21,813	23,320
Total	$6,377	6,792	13,169	414,826	447,725	862,551

(1)
Represents loans collectively evaluated for impairment in accordance with Accounting Standards Codification (ASC) 450-20,Loss Contingencies(formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than December 31, 2014. See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

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
The following table provides a breakdown of outstanding commercial loans by risk category. Of the $7.5 billion in criticized commercial real estate (CRE) loans at March 31, 2015, $1.5 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate loss exposure.

Note 5: Loans and Allowance for Credit Losses (continued)

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2015
By risk category:
Pass	$254,884	104,252	19,025	11,956	390,117
Criticized	16,135	6,710	833	426	24,104
Total commercial loans (excluding PCI)	271,019	110,962	19,858	12,382	414,221
Total commercial PCI loans (carrying value)	69	886	123	—	1,078
Total commercial loans	$271,088	111,848	19,981	12,382	415,299
December 31, 2014
By risk category:
Pass	$255,611	103,319	17,661	11,723	388,314
Criticized	16,109	7,416	896	584	25,005
Total commercial loans (excluding PCI)	271,720	110,735	18,557	12,307	413,319
Total commercial PCI loans (carrying value)	75	1,261	171	—	1,507
Total commercial loans	$271,795	111,996	18,728	12,307	414,826

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$269,892	109,300	19,666	12,334	411,192
30-89 DPD and still accruing	433	295	10	25	763
90+ DPD and still accruing	31	43	—	—	74
Nonaccrual loans	663	1,324	182	23	2,192
Total commercial loans (excluding PCI)	271,019	110,962	19,858	12,382	414,221
Total commercial PCI loans (carrying value)	69	886	123	—	1,078
Total commercial loans	$271,088	111,848	19,981	12,382	415,299
December 31, 2014
By delinquency status:
Current-29 DPD and still accruing	$270,624	109,032	18,345	12,251	410,252
30-89 DPD and still accruing	527	197	25	32	781
90+ DPD and still accruing	31	16	—	—	47
Nonaccrual loans	538	1,490	187	24	2,239
Total commercial loans (excluding PCI)	271,720	110,735	18,557	12,307	413,319
Total commercial PCI loans (carrying value)	75	1,261	171	—	1,507
Total commercial loans	$271,795	111,996	18,728	12,307	414,826

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

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
March 31, 2015
By delinquency status:
Current-29 DPD	$210,505	56,460	29,401	55,340	36,085	387,791
30-59 DPD	2,065	337	188	792	169	3,551
60-89 DPD	852	198	137	150	95	1,432
90-119 DPD	417	116	124	51	81	789
120-179 DPD	511	170	227	5	18	931
180+ DPD	4,122	470	1	1	15	4,609
Government insured/guaranteed loans (1)	25,518	—	—	—	—	25,518
Total consumer loans (excluding PCI)	243,990	57,751	30,078	56,339	36,463	424,621
Total consumer PCI loans (carrying value)	21,223	88	—	—	—	21,311
Total consumer loans	$265,213	57,839	30,078	56,339	36,463	445,932
December 31, 2014
By delinquency status:
Current-29 DPD	$208,642	58,182	30,356	54,365	35,356	386,901
30-59 DPD	2,415	398	239	1,056	180	4,288
60-89 DPD	993	220	160	235	111	1,719
90-119 DPD	488	158	136	78	82	942
120-179 DPD	610	194	227	5	21	1,057
180+ DPD	4,258	464	1	1	13	4,737
Government insured/guaranteed loans (1)	26,268	—	—	—	—	26,268
Total consumer loans (excluding PCI)	243,674	59,616	31,119	55,740	35,763	425,912
Total consumer PCI loans (carrying value)	21,712	101	—	—	—	21,813
Total consumer loans	$265,386	59,717	31,119	55,740	35,763	447,725

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $15.0 billion at March 31, 2015, compared with $16.2 billion at December 31, 2014.

Of the $6.3 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at March 31, 2015, $767 million was accruing, compared with $6.7 billion past due and $873 million accruing at December 31, 2014.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $4.1 billion, or 1.7% of total first mortgages (excluding PCI), at March 31, 2015, compared with $4.3 billion, or 1.7%, at December 31, 2014.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily security-based loans of $6.1 billion at March 31, 2015, and $5.9 billion at December 31, 2014.

Note 5: Loans and Allowance for Credit Losses (continued)

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
March 31, 2015
By updated FICO:
< 600	$10,734	3,902	2,744	8,814	929	27,123
600-639	7,790	2,732	2,582	6,256	1,048	20,408
640-679	13,725	5,169	4,800	9,477	2,372	35,543
680-719	24,563	8,673	6,087	10,181	4,344	53,848
720-759	35,288	11,884	6,203	7,606	5,840	66,821
760-799	82,421	17,151	4,938	7,254	7,810	119,574
800+	41,069	7,352	2,498	6,226	6,008	63,153
No FICO available	2,882	888	226	525	2,045	6,566
FICO not required	—	—	—	—	6,067	6,067
Government insured/guaranteed loans (1)	25,518	—	—	—	—	25,518
Total consumer loans (excluding PCI)	243,990	57,751	30,078	56,339	36,463	424,621
Total consumer PCI loans (carrying value)	21,223	88	—	—	—	21,311
Total consumer loans	$265,213	57,839	30,078	56,339	36,463	445,932
December 31, 2014
By updated FICO:
< 600	$11,166	4,001	2,639	8,825	894	27,525
600-639	7,866	2,794	2,588	6,236	1,058	20,542
640-679	13,894	5,324	4,931	9,352	2,366	35,867
680-719	24,412	8,970	6,285	9,994	4,389	54,050
720-759	35,490	12,171	6,407	7,475	5,896	67,439
760-799	82,123	17,897	5,234	7,315	7,673	120,242
800+	39,219	7,581	2,758	6,184	5,819	61,561
No FICO available	3,236	878	277	359	1,814	6,564
FICO not required	—	—	—	—	5,854	5,854
Government insured/guaranteed loans (1)	26,268	—	—	—	—	26,268
Total consumer loans (excluding PCI)	243,674	59,616	31,119	55,740	35,763	425,912
Total consumer PCI loans (carrying value)	21,712	101	—	—	—	21,813
Total consumer loans	$265,386	59,717	31,119	55,740	35,763	447,725

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

	March 31, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$95,988	14,717	110,705	95,719	15,603	111,322
60.01-80%	87,147	17,427	104,574	86,112	17,651	103,763
80.01-100%	25,544	13,833	39,377	25,170	14,004	39,174
100.01-120% (1)	5,908	7,023	12,931	6,133	7,254	13,387
> 120% (1)	2,682	3,784	6,466	2,856	4,058	6,914
No LTV/CLTV available	1,203	967	2,170	1,416	1,046	2,462
Government insured/guaranteed loans (2)	25,518	—	25,518	26,268	—	26,268
Total consumer loans (excluding PCI)	243,990	57,751	301,741	243,674	59,616	303,290
Total consumer PCI loans (carrying value)	21,223	88	21,311	21,712	101	21,813
Total consumer loans	$265,213	57,839	323,052	265,386	59,717	325,103

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  The following table provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

(in millions)	Mar 31, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$663	538
Real estate mortgage	1,324	1,490
Real estate construction	182	187
Lease financing	23	24
Total commercial (1)	2,192	2,239
Consumer:
Real estate 1-4 family first mortgage (2)	8,345	8,583
Real estate 1-4 family junior lien mortgage	1,798	1,848
Automobile	133	137
Other revolving credit and installment	42	41
Total consumer	10,318	10,609
Total nonaccrual loans (excluding PCI)	$12,510	12,848

(1)	Includes LHFS of $1 million at both March 31, 2015 and December 31, 2014.

(2)	Includes MHFS of $144 million and $177 million at March 31, 2015, and December 31, 2014, respectively.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $12.4 billion and $12.7 billion at March 31, 2015 and December 31, 2014, respectively, which included $6.5 billion and $6.6 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 5: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1‑4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $3.6 billion at March 31, 2015, and $3.7 billion at December 31, 2014, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

(in millions)	Mar 31, 2015	Dec 31, 2014
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$16,344	17,810
Less: FHA insured/guaranteed by the VA (1)(2)	15,453	16,827
Less: Student loans guaranteed under the FFELP (3)	50	63
Total, not government insured/guaranteed	$841	920
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$31	31
Real estate mortgage	43	16
Real estate construction	—	—
Total commercial	74	47
Consumer:
Real estate 1-4 family first mortgage (2)	221	260
Real estate 1-4 family junior lien mortgage (2)	55	83
Credit card	352	364
Automobile	47	73
Other revolving credit and installment	92	93
Total consumer	767	873
Total, not government insured/guaranteed	$841	920

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled$432 million at March 31, 2015, and $452 million at December 31, 2014.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2014 Form 10-K.

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
March 31, 2015
Commercial:
Commercial and industrial	$1,727	1,071	899	234
Real estate mortgage	3,008	2,349	2,279	486
Real estate construction	433	258	238	47
Lease financing	33	24	24	7
Total commercial	5,201	3,702	3,440	774
Consumer:
Real estate 1-4 family first mortgage	21,007	18,347	12,119	2,218
Real estate 1-4 family junior lien mortgage	2,835	2,529	1,980	648
Credit card	326	326	326	95
Automobile	188	123	48	7
Other revolving credit and installment	62	55	46	7
Total consumer (2)	24,418	21,380	14,519	2,975
Total impaired loans (excluding PCI)	$29,619	25,082	17,959	3,749
December 31, 2014
Commercial:
Commercial and industrial	$1,524	926	757	240
Real estate mortgage	3,190	2,483	2,405	591
Real estate construction	491	331	308	45
Lease financing	33	19	19	8
Total commercial	5,238	3,759	3,489	884
Consumer:
Real estate 1-4 family first mortgage	21,324	18,600	12,433	2,322
Real estate 1-4 family junior lien mortgage	3,094	2,534	2,009	653
Credit card	338	338	338	98
Automobile	190	127	55	8
Other revolving credit and installment	60	50	42	5
Total consumer (2)	25,006	21,649	14,877	3,086
Total impaired loans (excluding PCI)	$30,244	25,408	18,366	3,970

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Periods ended March 31, 2015 and December 31, 2014 each include the recorded investment of $2.1 billion of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance.

Note 5: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $310 million and $341 million at March 31, 2015 and December 31, 2014, respectively.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended March 31,
	2015		2014
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$1,000	20	1,282	21
Real estate mortgage	2,421	43	3,237	29
Real estate construction	291	4	575	7
Lease financing	21	—	33	—
Total commercial	3,733	67	5,127	57
Consumer:
Real estate 1-4 family first mortgage	18,486	231	19,479	237
Real estate 1-4 family junior lien mortgage	2,522	35	2,557	35
Credit card	332	10	415	12
Automobile	126	4	179	7
Other revolving credit and installment	45	1	35	1
Total consumer	21,511	281	22,665	292
Total impaired loans (excluding PCI)	$25,244	348	27,792	349
Interest income:
Cash basis of accounting		$108		99
Other (1)		240		250
Total interest income		$348		349

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

At March 31, 2015, the loans in trial modification period were $139 million under HAMP, $36 million under 2MP and $257 million under proprietary programs, compared with $149 million, $34 million and $269 million at December 31, 2014, respectively. Trial modifications with a recorded investment of $155 million at March 31, 2015, and $167 million at December 31, 2014, were accruing loans and $277 million and $285 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.
The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period. Loans that both modify and resolve within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended March 31, 2015
Commercial:
Commercial and industrial	$—	10	224	234	2	0.76%	$10
Real estate mortgage	—	21	309	330	1	1.35	21
Real estate construction	11	1	44	56	—	0.17	1
Total commercial	11	32	577	620	3	1.14	32
Consumer:
Real estate 1-4 family first mortgage	104	83	516	703	15	2.46	165
Real estate 1-4 family junior lien mortgage	7	20	51	78	12	3.18	27
Credit card	—	45	—	45	—	11.29	44
Automobile	1	1	27	29	10	9.06	1
Other revolving credit and installment	—	5	2	7	—	5.82	5
Trial modifications (6)	—	—	(2)	(2)	—	—	—
Total consumer	112	154	594	860	37	4.27	242
Total	$123	186	1,171	1,480	40	3.90%	$274
Quarter ended March 31, 2014
Commercial:
Commercial and industrial	$—	13	265	278	11	3.06%	$13
Real estate mortgage	3	39	294	336	—	1.29	39
Real estate construction	—	1	143	144	—	1.49	1
Total commercial	3	53	702	758	11	1.71	53
Consumer:
Real estate 1-4 family first mortgage	173	108	757	1,038	32	2.73	246
Real estate 1-4 family junior lien mortgage	18	34	63	115	18	3.24	50
Credit card	—	36	—	36	—	10.12	36
Automobile	1	1	23	25	10	9.58	1
Other revolving credit and installment	—	1	1	2	—	4.90	1
Trial modifications (6)	—	—	(29)	(29)	—	—	—
Total consumer	192	180	815	1,187	60	3.63	334
Total	$195	233	1,517	1,945	71	3.37%	$387

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $522 million and $612 million, for quarters ended March 31, 2015 and 2014.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $26 million and $48 million for the quarters ended March 31, 2015 and 2014, respectively.

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

	Recorded investment of defaults
	Quarter ended March 31,
(in millions)	2015	2014
Commercial:
Commercial and industrial	$8	14
Real estate mortgage	23	42
Real estate construction	1	3
Total commercial	32	59
Consumer:
Real estate 1-4 family first mortgage	52	79
Real estate 1-4 family junior lien mortgage	4	7
Credit card	13	13
Automobile	3	4
Other revolving credit and installment	1	—
Total consumer	73	103
Total	$105	162

Purchased Credit-Impaired Loans
Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008, at which time we acquired commercial and consumer loans with a carrying value of $18.7 billion and $40.1 billion, respectively. The unpaid principal balance on December 31, 2008 was $98.2 billion for the total of commercial and consumer PCI loans. The following table presents PCI loans net of any remaining purchase accounting adjustments. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.

(in millions)	Mar 31, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$69	75
Real estate mortgage	886	1,261
Real estate construction	123	171
Total commercial	1,078	1,507
Consumer:
Real estate 1-4 family first mortgage	21,223	21,712
Real estate 1-4 family junior lien mortgage	88	101
Total consumer	21,311	21,813
Total PCI loans (carrying value)	$22,389	23,320
Total PCI loans (unpaid principal balance)	$31,596	32,924

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

The change in the accretable yield related to PCI loans since the merger with Wachovia is presented in the following table.

(in millions)
Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	132
Accretion into interest income (1)	(12,783)
Accretion into noninterest income due to sales (2)	(430)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	8,568
Changes in expected cash flows that do not affect nonaccretable difference (3)	11,856
Balance, December 31, 2014	17,790
Addition of accretable yield due to acquisitions	—
Accretion into interest income (1)	(398)
Accretion into noninterest income due to sales (2)	(28)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	22
Changes in expected cash flows that do not affect nonaccretable difference (3)	(61)
Balance, March 31, 2015	$17,325

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

(3)
Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

Note 5: Loans and Allowance for Credit Losses (continued)

PCI ALLOWANCE  Based on our regular evaluation of estimates of cash flows expected to be collected, we may establish an allowance for a PCI loan or pool of loans, with a charge to income though the provision for losses. The following table summarizes the changes in allowance for PCI loan losses since the merger with Wachovia.

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total
December 31, 2008	$—	—	—	—
Provision for loan losses	1,629	—	104	1,733
Charge-offs	(1,618)	—	(104)	(1,722)
Balance, December 31, 2014	11	—	—	11
Provision for loan losses	5	—	—	5
Charge-offs	(7)	—	—	(7)
Balance, March 31, 2015	$9	—	—	9

COMMERCIAL PCI CREDIT QUALITY INDICATORS  The following table provides a breakdown of commercial PCI loans by risk category.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
March 31, 2015
By risk category:
Pass	$13	407	84	504
Criticized	56	479	39	574
Total commercial PCI loans	$69	886	123	1,078
December 31, 2014
By risk category:
Pass	$21	783	118	922
Criticized	54	478	53	585
Total commercial PCI loans	$75	1,261	171	1,507

The following table provides past due information for commercial PCI loans.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
March 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$69	811	114	994
30-89 DPD and still accruing	—	9	—	9
90+ DPD and still accruing	—	66	9	75
Total commercial PCI loans	$69	886	123	1,078
December 31, 2014
By delinquency status:
Current-29 DPD and still accruing	$75	1,135	161	1,371
30-89 DPD and still accruing	—	48	5	53
90+ DPD and still accruing	—	78	5	83
Total commercial PCI loans	$75	1,261	171	1,507

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

	March 31, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$19,187	226	19,413	19,236	168	19,404
30-59 DPD and still accruing	1,782	7	1,789	1,987	7	1,994
60-89 DPD and still accruing	863	3	866	1,051	3	1,054
90-119 DPD and still accruing	364	3	367	402	2	404
120-179 DPD and still accruing	378	2	380	440	3	443
180+ DPD and still accruing	3,596	18	3,614	3,654	83	3,737
Total consumer PCI loans (adjusted unpaid principal balance)	$26,170	259	26,429	26,770	266	27,036
Total consumer PCI loans (carrying value)	$21,223	88	21,311	21,712	101	21,813

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides FICO scores for consumer PCI loans.

	March 31, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$7,398	74	7,472	7,708	75	7,783
600-639	5,267	45	5,312	5,416	53	5,469
640-679	6,552	60	6,612	6,718	69	6,787
680-719	4,083	42	4,125	4,008	39	4,047
720-759	1,706	19	1,725	1,728	13	1,741
760-799	850	9	859	875	6	881
800+	220	1	221	220	1	221
No FICO available	94	9	103	97	10	107
Total consumer PCI loans (adjusted unpaid principal balance)	$26,170	259	26,429	26,770	266	27,036
Total consumer PCI loans (carrying value)	$21,223	88	21,311	21,712	101	21,813

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	March 31, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$4,541	28	4,569	4,309	34	4,343
60.01-80%	11,204	72	11,276	11,264	71	11,335
80.01-100%	7,302	89	7,391	7,751	92	7,843
100.01-120% (1)	2,242	43	2,285	2,437	44	2,481
> 120% (1)	875	25	900	1,000	24	1,024
No LTV/CLTV available	6	2	8	9	1	10
Total consumer PCI loans (adjusted unpaid principal balance)	$26,170	259	26,429	26,770	266	27,036
Total consumer PCI loans (carrying value)	$21,223	88	21,311	21,712	101	21,813

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets
The components of other assets were:

(in millions)	Mar 31, 2015	Dec 31, 2014
Nonmarketable equity investments:
Cost method:
Private equity and other	$2,187	2,300
Federal bank stock	4,725	4,733
Total cost method	6,912	7,033
Equity method:
LIHTC investments (1)	7,464	7,278
Private equity and other	5,121	5,132
Total equity method	12,585	12,410
Fair value (2)	2,549	2,512
Total nonmarketable equity investments	22,046	21,955
Corporate/bank-owned life insurance	19,050	18,982
Accounts receivable (3)	30,600	27,151
Interest receivable	5,095	4,871
Core deposit intangibles	3,305	3,561
Customer relationship and other amortized intangibles	800	857
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (3)	772	982
Non-government insured/guaranteed	646	671
Non-residential real estate	911	956
Operating lease assets	3,277	2,714
Due from customers on acceptances	222	201
Other (4)	15,155	16,156
Total other assets	$101,879	99,057

(1)	Represents low income housing tax credit investments.

(2)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 (Fair Values of Assets and Liabilities) for additional information.

(3)
Certain government-guaranteed residential real estate mortgage loans upon foreclosure are included in Accounts receivable effective January 1, 2014. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. For more information on ASU 2014-14 and the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 10-K.

(4)
Includes derivatives designated as hedging instruments, derivatives not designated as hedging instruments, and derivative loan commitments, which are carried at fair value. See Note 12 (Derivatives) for additional information.

Income (expense) related to nonmarketable equity investments was:

	Quarter ended Mar 31,
(in millions)	2015	2014
Net realized gains from nonmarketable equity investments	$351	551
All other	(148)	(223)
Total	$203	328

Low Income Housing Tax Credit Investments We invest in affordable housing projects that qualify for the low income housing tax credit, which is designed to promote private development of low income housing. These investments generate a return primarily through realization of federal tax credits.
Total low income housing tax credit (LIHTC) investments were $7.5 billion and $7.3 billion at March 31, 2015 and December 31, 2014, respectively. In first quarter 2015 we recognized pre-tax losses of $178 million related to our LIHTC investments. We also recognized total tax benefits of $276 million, which included tax credits of $209 million recorded in income taxes. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $2.7 billion at March 31, 2015, of which predominantly all is expected to be paid over the next three years. This liability is included in Long-term debt.

Note 7: Securitizations and Variable Interest Entities
Involvement with SPEs
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For further description of our involvement with SPEs, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2014 Form 10-K.
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
The following table provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
March 31, 2015
Cash	$—	155		36	191
Trading assets	1,741	—		204	1,945
Investment securities (1)	16,624	749		3,612	20,985
Loans	12,415	4,830		5,032	22,277
Mortgage servicing rights	11,589	—		—	11,589
Other assets	7,607	314		42	7,963
Total assets	49,976	6,048		8,926	64,950
Short-term borrowings	—	—		2,513	2,513
Accrued expenses and other liabilities	825	48	(2)	1	874
Long-term debt	2,690	1,562	(2)	4,764	9,016
Total liabilities	3,515	1,610		7,278	12,403
Noncontrolling interests	—	111		—	111
Net assets	$46,461	4,327		1,648	52,436
December 31, 2014
Cash	$—	117		4	121
Trading assets	2,165	—		204	2,369
Investment securities (1)	18,271	875		4,592	23,738
Loans	13,195	4,509		5,280	22,984
Mortgage servicing rights	12,562	—		—	12,562
Other assets	7,456	316		52	7,824
Total assets	53,649	5,817		10,132	69,598
Short-term borrowings	—	—		3,141	3,141
Accrued expenses and other liabilities	848	49	(2)	1	898
Long-term debt	2,585	1,628	(2)	4,990	9,203
Total liabilities	3,433	1,677		8,132	13,242
Noncontrolling interests	—	103		—	103
Net assets	$50,216	4,037		2,000	56,253

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

Transactions with Unconsolidated VIEs
Our transactions with VIEs include securitizations of residential mortgage loans, CRE loans, student loans, auto loans and leases and dealer floorplan loans; investment and financing activities involving collateralized debt obligations (CDOs) backed by asset-backed and CRE securities, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including servicing, holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. Involvements with these unconsolidated VIEs are recorded on our balance sheet primarily in trading assets, investment securities, loans, MSRs, other assets and other liabilities, as appropriate.
The following tables provide a summary of unconsolidated VIEs with which we have significant continuing involvement, but we are not the primary beneficiary. We do not consider our continuing involvement in an unconsolidated VIE to be significant when it relates to third-party sponsored VIEs for which we were not the transferor (unless we are servicer and have other significant forms of involvement) or if we were the sponsor only or sponsor and servicer but do not have any other forms of significant involvement.
Significant continuing involvement includes transactions where we were the sponsor or transferor and have other significant forms of involvement. Sponsorship includes transactions with unconsolidated VIEs where we solely or materially participated in the initial design or structuring of the entity or marketing of the transaction to investors. When we transfer assets to a VIE and account for the transfer as a sale, we are considered the transferor. We consider investments in securities (other than those held temporarily in trading), loans, guarantees, liquidity agreements, written options and servicing of collateral to be other forms of involvement that may be significant. We have excluded certain transactions with unconsolidated VIEs from the balances presented in the following table where we have determined that our continuing involvement is not significant due to the temporary nature and size of our variable interests, because we were not the transferor or because we were not involved in the design of the unconsolidated VIEs. We also exclude from the table secured borrowing transactions with unconsolidated VIEs (for information on these transactions, see the Transactions with Consolidated VIEs and Secured Borrowings section in this Note).

		Carrying value - asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
March 31, 2015
Residential mortgage loan securitizations:
Conforming (2)	$1,244,678	2,870	10,716	—	(562)	13,024
Other/nonconforming	30,561	1,530	195	—	(7)	1,718
Commercial mortgage securitizations	192,361	7,442	660	250	(23)	8,329
Collateralized debt obligations:
Debt securities	4,628	6	—	160	(102)	64
Loans (3)	5,105	4,981	—	—	—	4,981
Asset-based finance structures	17,341	11,881	—	(75)	—	11,806
Tax credit structures	23,688	8,007	—	—	(2,690)	5,317
Collateralized loan obligations	1,672	488	—	—	—	488
Investment funds	2,149	49	—	—	—	49
Other (4)	12,300	696	18	(23)	(6)	685
Total	$1,534,483	37,950	11,589	312	(3,390)	46,461
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,870	10,716	—	2,215	15,801
Other/nonconforming		1,530	195	—	347	2,072
Commercial mortgage securitizations		7,442	660	250	6,209	14,561
Collateralized debt obligations:
Debt securities		6	—	160	102	268
Loans (3)		4,981	—	—	—	4,981
Asset-based finance structures		11,881	—	91	658	12,630
Tax credit structures		8,007	—	—	774	8,781
Collateralized loan obligations		488	—	—	—	488
Investment funds		49	—	—	—	49
Other (4)		696	18	122	157	993
Total		$37,950	11,589	623	10,462	60,624

(continued on following page)

Note 7: Securitizations and Variable Interest Entities (continued)

(continued from previous page)

		Carrying value - asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
December 31, 2014
Residential mortgage loan securitizations:
Conforming (2)	$1,268,200	2,846	11,684	—	(581)	13,949
Other/nonconforming	32,213	1,644	209	—	(8)	1,845
Commercial mortgage securitizations	196,510	8,756	650	251	(32)	9,625
Collateralized debt obligations:
Debt securities	5,039	11	—	163	(105)	69
Loans (3)	5,347	5,221	—	—	—	5,221
Asset-based finance structures	18,954	13,044	—	(71)	—	12,973
Tax credit structures	22,859	7,809	—	—	(2,585)	5,224
Collateralized loan obligations	1,251	518	—	—	—	518
Investment funds	2,764	49	—	—	—	49
Other (4)	12,912	747	19	(18)	(5)	743
Total	$1,566,049	40,645	12,562	325	(3,316)	50,216
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,846	11,684	—	2,507	17,037
Other/nonconforming		1,644	209	—	345	2,198
Commercial mortgage securitizations		8,756	650	251	5,715	15,372
Collateralized debt obligations:
Debt securities		11	—	163	105	279
Loans (3)		5,221	—	—	—	5,221
Asset-based finance structures		13,044	—	89	656	13,789
Tax credit structures		7,809	—	—	725	8,534
Collateralized loan obligations		518	—	—	38	556
Investment funds		49	—	—	—	49
Other (4)		747	19	150	156	1,072
Total		$40,645	12,562	653	10,247	64,107

(1)
Includes total equity interests of $8.2 billion and $8.1 billion at March 31, 2015, and December 31, 2014, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.1 billion and $1.7 billion at March 31, 2015, and December 31, 2014, respectively, for certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)
Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current and 71% and 70% were rated as investment grade by the primary rating agencies at March 31, 2015, and December 31, 2014, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

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
For complete descriptions of our types of transactions with unconsolidated VIEs with which we have a significant continuing involvement, but we are not the primary beneficiary, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2014 Form 10-K.

OTHER TRANSACTIONS WITH VIEs  Auction rate securities (ARS) are debt instruments with long-term maturities, which re-price more frequently, and preferred equities with no maturity. At March 31, 2015, we held in our available-for-sale securities portfolio $541 million of ARS issued by VIEs compared with $567 million at December 31, 2014. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at March 31, 2015, and December 31, 2014, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.2 billion and $2.1 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

Loan Sales and Securitization Activity
We periodically transfer consumer and CRE loans and other types of financial assets in securitization and whole loan sale transactions. We typically retain the servicing rights from these sales and may continue to hold other beneficial interests in the transferred financial assets. We may also provide liquidity to investors in the beneficial interests and credit enhancements in the form of standby letters of credit. Through these transfers we may be exposed to liability under limited amounts of recourse as well as standard representations and warranties we make to purchasers and issuers. The following table presents the cash flows for our transfers accounted for as sales.

Note 7: Securitizations and Variable Interest Entities (continued)

	2015		2014
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended March 31,
Proceeds from securitizations and whole loan sales	$41,909	21	37,614	—
Fees from servicing rights retained	935	2	1,028	2
Cash flows from other interests held (1)	266	12	293	21
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	6	—	3	—
Agency securitizations (3)	62	—	76	—
Servicing advances, net of repayments	$(100)	—	(273)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)
Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated. In addition, during first quarter 2014 we paid $78 million to third-party investors to settle repurchase liabilities on pools of loans. There were no first quarter 2015 loan pool settlements.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. First quarter 2015 and 2014 exclude $3.3 billion and $4.1 billion, respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools. These loans are predominantly insured by the FHA or guaranteed by the VA.

In first quarter 2015 and 2014, we recognized net gains of $111 million and $29 million, respectively, from transfers accounted for as sales of financial assets. These net gains primarily relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during first quarter 2015 and 2014 predominantly related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During first quarter 2015 and 2014, we transferred $39.5 billion and $33.6 billion respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in first quarter 2015 we recorded a $308 million servicing asset, measured at fair value using a Level 3 measurement technique, securities of $517 million, classified as Level 2, and a $10 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In first quarter 2014, we recorded a $289 million servicing asset and a $10 million liability.

We used the following key weighted-average assumptions to measure residential mortgage servicing rights at the date of securitization:

	Residential mortgage servicing rights
	2015	2014
Quarter ended March 31,
Prepayment speed (1)	13.0%	12.1
Discount rate	7.5	7.8
Cost to service ($ per loan) (2)	$237	230

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
During first quarter 2015 and 2014, we transferred $3.2 billion and $1.3 billion, respectively, in fair value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, which resulted in a gain of $77 million and $24 million for the same periods, respectively, because the loans were carried at lower of cost or market value (LOCOM). In connection with these transfers, in first quarter 2015, we recorded a servicing asset of $50 million, initially measured at fair value using a Level 3 measurement technique. In first quarter 2014, we recorded a servicing asset of $3 million, using a Level 3 measurement technique.

Retained Interests from Unconsolidated VIEs
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

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Consumer	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Subordinated bonds	Senior bonds
Fair value of interests held at March 31, 2015	$11,739	122	36	295	555
Expected weighted-average life (in years)	5.4	3.8	5.3	2.7	6.0
Key economic assumptions:
Prepayment speed assumption (3)	13.2%	12.0	8.1
Decrease in fair value from:
10% adverse change	$715	2	—
25% adverse change	1,695	6	—
Discount rate assumption	7.4%	15.4	3.6	4.4	2.4
Decrease in fair value from:
100 basis point increase	$563	3	2	7	28
200 basis point increase	1,072	5	3	14	55
Cost to service assumption ($ per loan)	174
Decrease in fair value from:
10% adverse change	559
25% adverse change	1,397
Credit loss assumption			0.3%	3.9	—
Decrease in fair value from:
10% higher losses			$—	1	—
25% higher losses			—	7	—
Fair value of interests held at December 31, 2014	$12,738	117	36	294	546
Expected weighted-average life (in years)	5.7	3.9	5.5	2.9	6.2
Key economic assumptions:
Prepayment speed assumption (3)	12.5%	11.4	7.1
Decrease in fair value from:
10% adverse change	$738	2	—
25% adverse change	1,754	6	—
Discount rate assumption	7.6%	18.7	3.9	4.7	2.8
Decrease in fair value from:
100 basis point increase	$617	2	2	8	29
200 basis point increase	1,178	4	3	15	55
Cost to service assumption ($ per loan)	179
Decrease in fair value from:
10% adverse change	579
25% adverse change	1,433
Credit loss assumption			0.4%	4.1	—
Decrease in fair value from:
10% higher losses			$—	3	—
25% higher losses			—	10	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

Note 7: Securitizations and Variable Interest Entities (continued)

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.5 billion at March 31, 2015, and $1.6 billion at December 31, 2014. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at March 31, 2015, and December 31, 2014, results in a decrease in fair value of $162 million and $185 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.
We also have a loan to an unconsolidated third party VIE that we extended in fourth quarter 2014 in conjunction with our sale of government guaranteed student loans. The loan is carried at amortized cost and approximates fair value at March 31, 2015, and December 31, 2014. The carrying amount of the loan at March 31, 2015, and December 31, 2014, was $6.1 billion and $6.5 billion, respectively. The estimated fair value of the loan is considered a Level 3 measurement that is determined using discounted cash flows that are based on changes in the discount rate due to changes in the risk premium component (credit spreads). The primary economic assumption impacting the fair value of our loan is the discount rate. Changes in the credit loss assumption are not expected to affect the estimated fair value of the loan due to the government guarantee of the underlying collateral. The sensitivity of the current fair value to an immediate adverse increase of 200 basis points in the risk premium component of the discount rate assumption is a decrease in fair value of $101 million and $130 million at March 31, 2015, and December 31, 2014, respectively.
The sensitivities in the preceding paragraphs and table are hypothetical and caution should be exercised when relying on this data. Changes in value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in value may not be linear. Also, the effect of a variation in a particular assumption on the value of the other interests held is calculated independently without changing any other assumptions. In reality, changes in one factor may result in changes in others (for example, changes in prepayment speed estimates could result in changes in the credit losses), which might magnify or counteract the sensitivities.

Off-Balance Sheet Loans
The following table presents information about the principal balances of off-balance sheet loans that were sold or securitized, including residential mortgage loans sold to FNMA, FHLMC, GNMA and other investors, for which we have some form of continuing involvement (primarily servicer). Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. For loans sold or securitized where servicing is our only form of continuing involvement, we would only experience a loss if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts.

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,
(in millions)	2015	2014	2015	2014	2015	2014
Commercial:
Real estate mortgage	$110,560	114,081	8,051	7,949	52	634
Total commercial	110,560	114,081	8,051	7,949	52	634
Consumer:
Real estate 1-4 family first mortgage	1,296,484	1,322,136	26,477	28,639	205	144
Real estate 1-4 family junior lien mortgage	—	1	—	—	—	—
Other revolving credit and installment	1,553	1,599	70	75	—	—
Total consumer	1,298,037	1,323,736	26,547	28,714	205	144
Total off-balance sheet sold or securitized loans (2)	$1,408,597	1,437,817	34,598	36,663	257	778

(1)	Includes $5.2 billion and $3.3 billion of commercial foreclosed assets and $2.6 billion and $2.7 billion of consumer foreclosed assets at March 31, 2015, and December 31, 2014, respectively.

(2)
At March 31, 2015, and December 31, 2014, the table includes total loans of $1.3 trillion at both dates and delinquent loans of $15.9 billion and $16.5 billion, respectively for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

Transactions with Consolidated VIEs and Secured Borrowings
The following table presents a summary of financial assets and liabilities for asset transfers accounted for as secured borrowings and involvements with consolidated VIEs. “Assets” are presented using GAAP measurement methods, which may include fair value, credit impairment or other adjustments, and therefore in some instances will differ from “Total VIE assets.” For VIEs that obtain exposure synthetically through derivative instruments, the remaining notional amount of the derivative is included in “Total VIE assets.” On the consolidated balance sheet, we separately disclose the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs.

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
March 31, 2015
Secured borrowings:
Municipal tender option bond securitizations	$4,355	3,858	(2,514)	—	1,344
Commercial real estate loans	181	181	—	—	181
Residential mortgage securitizations	4,651	4,887	(4,764)	—	123
Total secured borrowings	9,187	8,926	(7,278)	—	1,648
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	4,841	4,296	(1,452)	—	2,844
Commercial real estate loans	529	529	—	—	529
Structured asset finance	46	46	(24)	—	22
Investment funds	810	809	(1)	—	808
Other	423	368	(133)	(111)	124
Total consolidated VIEs	6,649	6,048	(1,610)	(111)	4,327
Total secured borrowings and consolidated VIEs	$15,836	14,974	(8,888)	(111)	5,975
December 31, 2014
Secured borrowings:
Municipal tender option bond securitizations	$5,422	4,837	(3,143)	—	1,694
Commercial real estate loans	250	250	(63)	—	187
Residential mortgage securitizations	4,804	5,045	(4,926)	—	119
Total secured borrowings	10,476	10,132	(8,132)	—	2,000
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	5,041	4,491	(1,509)	—	2,982
Structured asset finance	47	47	(23)	—	24
Investment funds	904	904	(2)	—	902
Other	431	375	(143)	(103)	129
Total consolidated VIEs	6,423	5,817	(1,677)	(103)	4,037
Total secured borrowings and consolidated VIEs	$16,899	15,949	(9,809)	(103)	6,037

In addition to the structure types included in the previous table, at both March 31, 2015, and December 31, 2014, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At March 31, 2015, we pledged approximately $613 million in loans (principal and interest eligible to be capitalized) and $5.8 billion in available-for-sale securities to collateralize the VIE’s borrowings, compared with $637 million and $5.7 billion, respectively, at December 31, 2014. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.
For complete descriptions of our accounting for transfers accounted for as secured borrowings and involvements with consolidated VIEs see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2014 Form 10-K.

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
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended March 31,
(in millions)	2015	2014
Fair value, beginning of period	$12,738	15,580
Servicing from securitizations or asset transfers	308	289
Sales	(1)	—
Net additions	307	289
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (1)	(572)	(509)
Servicing and foreclosure costs (2)	(18)	(34)
Prepayment estimates and other (3)	(183)	102
Net changes in valuation model inputs or assumptions	(773)	(441)
Other changes in fair value (4)	(533)	(475)
Total changes in fair value	(1,306)	(916)
Fair value, end of period	$11,739	14,953

(1)	Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

(2)	Includes costs to service and unreimbursed foreclosure costs.

(3)
Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior and other external factors that occur independent of interest rate changes.

(4)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended March 31,
(in millions)	2015	2014
Balance, beginning of period	$1,242	1,229
Purchases	22	40
Servicing from securitizations or asset transfers	50	14
Amortization	(62)	(64)
Balance, end of period (1)	$1,252	1,219
Fair value of amortized MSRs:
Beginning of period	$1,637	1,575
End of period	1,522	1,624

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

(in billions)	Mar 31, 2015	Dec 31, 2014
Residential mortgage servicing:
Serviced for others	$1,374	1,405
Owned loans serviced	344	342
Subserviced for others	5	5
Total residential servicing	1,723	1,752
Commercial mortgage servicing:
Serviced for others	461	456
Owned loans serviced	112	112
Subserviced for others	7	7
Total commercial servicing	580	575
Total managed servicing portfolio	$2,303	2,327
Total serviced for others	$1,835	1,861
Ratio of MSRs to related loans serviced for others	0.71%	0.75%

The components of mortgage banking noninterest income were:

	Quarter ended March 31,
(in millions)	2015	2014
Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,020	1,082
Late charges	53	56
Ancillary fees	71	80
Unreimbursed direct servicing costs (1)	(134)	(148)
Net servicing fees	1,010	1,070
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(773)	(441)
Other changes in fair value (3)	(533)	(475)
Total changes in fair value of MSRs carried at fair value	(1,306)	(916)
Amortization	(62)	(64)
Net derivative gains (losses) from economic hedges (4)	881	848
Total servicing income, net	523	938
Net gains on mortgage loan origination/sales activities	1,024	572
Total mortgage banking noninterest income	$1,547	1,510
Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$108	407

(1)	Primarily associated with foreclosure expenses and unreimbursed interest advances to investors.

(2)	Refer to the changes in fair value of MSRs table in this Note for more detail.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 12 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

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
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $936 million at March 31, 2015, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter ended March 31,
(in millions)	2015	2014
Balance, beginning of period	$615	899
Provision for repurchase losses:
Loan sales	10	10
Change in estimate (1)	(26)	(4)
Total additions (reductions)	(16)	6
Losses	(13)	(106)
Balance, end of period	$586	799

(1)	Results from changes in investor demand, mortgage insurer practices, credit and the financial stability of correspondent lenders.

Note 9: Intangible Assets
The gross carrying value of intangible assets and accumulated amortization was:

	March 31, 2015			December 31, 2014
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$2,975	(1,723)	1,252	2,906	(1,664)	1,242
Core deposit intangibles	12,834	(9,529)	3,305	12,834	(9,273)	3,561
Customer relationship and other intangibles	3,179	(2,379)	800	3,179	(2,322)	857
Total amortized intangible assets	$18,988	(13,631)	5,357	18,919	(13,259)	5,660
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$11,739			12,738
Goodwill	25,705			25,705
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2015. Future amortization expense may vary from these projections.

(in millions)	Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles	Total
Three months ended March 31, 2015 (actual)	$62	256	57	375
Estimate for the remainder of 2015	$189	766	169	1,124
Estimate for year ended December 31,
2016	213	919	211	1,343
2017	167	851	197	1,215
2018	137	769	188	1,094
2019	121	—	12	133
2020	107	—	8	115

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
The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

(in millions)	Community Banking	Wholesale Banking	Wealth, Brokerage and Retirement	Consolidated Company
December 31, 2013 and March 31, 2014	$17,922	7,344	371	25,637
December 31, 2014 and March 31, 2015	$17,914	7,420	371	25,705

Note 10: Guarantees, Pledged Assets and Collateral
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, written put options, recourse obligations, and other types of arrangements. For complete descriptions of our guarantees, see Note 14 (Guarantees, Pledged Assets and Collateral) to Financial Statements in our 2014 Form 10-K. The following table shows carrying value, maximum exposure to loss on our guarantees and the related non-investment grade amounts.

	March 31, 2015
		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
Standby letters of credit (1)	$57	16,267	10,695	5,644	640	33,246	8,433
Securities lending and other indemnifications (2)	—	—	—	—	6,153	6,153	—
Written put options (3)	611	8,421	5,642	3,081	2,308	19,452	8,399
Loans and MHFS sold with recourse (4)	63	115	641	702	5,716	7,174	4,367
Factoring guarantees (5)	—	2,043	—	—	—	2,043	2,043
Other guarantees	24	42	52	22	2,197	2,313	69
Total guarantees	$755	26,888	17,030	9,449	17,014	70,381	23,311
	December 31, 2014
		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
Standby letters of credit (1)	$41	16,271	10,269	6,295	645	33,480	8,447
Securities lending and other indemnifications (2)	—	—	2	2	5,948	5,952	—
Written put options (3)	469	7,644	5,256	2,822	2,409	18,131	7,902
Loans and MHFS sold with recourse (4)	72	131	486	822	5,386	6,825	3,945
Factoring guarantees (5)	—	3,460	—	—	—	3,460	3,460
Other guarantees	24	9	85	22	2,158	2,274	69
Total guarantees	$606	27,515	16,098	9,963	16,546	70,122	23,823

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $14.4 billion and $15.0 billion at March 31, 2015 and December 31, 2014, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes $33 million and $211 million at March 31, 2015 and December 31, 2014, respectively, in debt and equity securities lent from participating institutional client portfolios to third-party borrowers. Also includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $1.1 billion and $950 million with related collateral of $5.4 billion and $5.6 billion at March 31, 2015 and December 31, 2014, respectively. Estimated maximum exposure to loss was $6.1 billion and $5.7 billion as of the same periods, respectively.

(3)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives).

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $1 million of loans associated with these agreements in both first quarter 2015 and 2014.

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

Pledged Assets
As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. The following table provides the total carrying amount of pledged assets by asset type. The table excludes pledged consolidated VIE assets of $6.0 billion and $5.8 billion at March 31, 2015, and December 31, 2014, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $8.9 billion and $10.1 billion in assets pledged in transactions accounted for as secured borrowings at March 31, 2015 and December 31, 2014, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.

(in millions)	Mar. 31, 2015	Dec. 31, 2014
Trading assets and other (1)	$69,685	49,685
Investment securities (2)	94,333	101,997
Mortgages held for sale and Loans (3)	426,953	418,338
Total pledged assets	$590,971	570,020

(1)
Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $69.2 billion and $49.4 billion at March 31, 2015, and December 31, 2014, respectively, under agreements that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $5.8 billion and $6.6 billion (fair value of $5.8 billion and $6.8 billion) in collateral for repurchase agreements at March 31, 2015, and December 31, 2014, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $2.7 billion and $164 million in collateral pledged under repurchase agreements at March 31, 2015, and December 31, 2014, respectively, that permit the secured parties to sell or repledge the collateral.

(3)
Includes mortgages held for sale of $11.1 billion and $8.7 billion at March 31, 2015 and December 31, 2014, respectively. Balance consists of mortgages held for sale and loans that are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.1 billion and $1.7 billion at March 31, 2015 and December 31, 2014, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

Note 10: Guarantees, Pledge Assets and Collateral (continued)

Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements
The table below presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). We account for transactions subject to these agreements as collateralized financings, and those with a single counterparty are presented net on our balance sheet, provided certain criteria are met that permit balance sheet netting. Most transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.
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

(in millions)	Mar 31, 2015	Dec 31, 2014
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$69,122	58,148
Gross amounts offset in consolidated balance sheet (1)	(14,247)	(6,477)
Net amounts in consolidated balance sheet (2)	54,875	51,671
Collateral not recognized in consolidated balance sheet (3)	(54,592)	(51,624)
Net amount (4)	$283	47
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$77,643	56,583
Gross amounts offset in consolidated balance sheet (1)	(14,247)	(6,477)
Net amounts in consolidated balance sheet (5)	63,396	50,106
Collateral pledged but not netted in consolidated balance sheet (6)	(62,540)	(49,713)
Net amount (7)	$856	393

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.

(2)
At March 31, 2015 and December 31, 2014, includes $40.1 billion and $36.8 billion, respectively, classified on our consolidated balance sheet in Federal funds sold, securities purchased under resale agreements and other short-term investments and $14.8 billion and $14.9 billion, respectively, in Loans.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At March 31, 2015 and December 31, 2014, we have received total collateral with a fair value of $76.4 billion and $64.5 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $52.7 billion at March 31, 2015 and $40.8 billion at December 31, 2014.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	Amount is classified in Short-term borrowings on our consolidated balance sheet.

(6)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At March 31, 2015 and December 31, 2014, we have pledged total collateral with a fair value of $78.2 billion and $56.5 billion, respectively, of which, the counterparty does not have the right to sell or repledge $6.3 billion as of March 31, 2015 and $6.9 billion as of December 31, 2014.

(7)	Represents the amount of our obligation that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

Note 11: Legal Actions
The following supplements our discussion of certain matters previously reported in Note 15 (Legal Actions) to Financial Statements in our 2014 Form 10-K for events occurring during first quarter 2015.

ORDER OF POSTING LITIGATION  A series of putative class actions have been filed against Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as well as many other banks, challenging the high to low order in which the banks post debit card transactions to consumer deposit accounts. There are currently several such cases pending against Wells Fargo Bank (including the Wachovia Bank cases to which Wells Fargo succeeded), most of which have been consolidated in multi-district litigation proceedings in the U.S. District Court for the Southern District of Florida. The bank defendants moved to compel these cases to arbitration under Supreme Court authority. On November 22, 2011, the Judge denied the motion. The bank defendants appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. On October 26, 2012, the Eleventh Circuit affirmed the District Court’s denial of the motion. Wells Fargo renewed its motion to compel arbitration with respect to the unnamed putative class members. On April 8, 2013, the District Court denied the motion and Wells Fargo appealed the decision to the Eleventh Circuit. On February 10, 2015, the Eleventh Circuit vacated the order based on the District Court's lack of jurisdiction until class certification has been determined, and remanded to the District Court for further proceedings.
On August 10, 2010, the U.S. District Court for the Northern District of California issued an order in Gutierrez v. Wells Fargo Bank, N.A., a case that was not consolidated in the multi-district proceedings, enjoining the bank’s use of the high to low posting method for debit card transactions with respect to the plaintiff class of California depositors, directing the bank to establish a different posting methodology and ordering remediation of approximately $203 million. On October 26, 2010, a final judgment was entered in Gutierrez. On October 28, 2010, Wells Fargo appealed to the U.S. Court of Appeals for the Ninth Circuit. On December 26, 2012, the Ninth Circuit reversed the order requiring Wells Fargo to change its order of posting and vacated the portion of the order granting remediation of approximately $203 million on the grounds of federal preemption. The Ninth Circuit affirmed the District Court’s finding that Wells Fargo violated a California state law prohibition on fraudulent representations and remanded the case to the District Court for further proceedings. On August 5, 2013, the District Court entered a judgment against Wells Fargo in the approximate amount of $203 million, together with post-judgment interest thereon from October 25, 2010, and, effective as of July 15, 2013, enjoined Wells Fargo from making or disseminating additional misrepresentations about its order of posting of transactions. On August 7, 2013, Wells Fargo appealed the judgment to the Ninth Circuit. On October 29, 2014, the Ninth Circuit affirmed the trial court’s judgment against Wells Fargo for approximately $203 million, but limited the injunction to debit card transactions. Wells Fargo filed a petition for writ of certiorari to the United States Supreme Court on April 10, 2015.

SECURITIES LENDING LITIGATION  Wells Fargo Bank, N.A. was involved in four separate actions brought by securities lending customers of Wells Fargo and Wachovia Bank in various courts. In general, each of the cases alleges losses based on claims that Wells Fargo violated fiduciary and contractual duties in its investment of collateral for loaned securities. Blue Cross/Blue Shield of Minnesota, et al., v. Wells Fargo Bank, N.A. resulted in verdicts dismissing the claims against Wells Fargo. Plaintiffs have appealed the verdicts. Wells Fargo has resolved one of the other cases and the remaining cases are expected to go to trial in 2015.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was approximately $1.2 billion as of March 31, 2015. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 12: Derivatives
We primarily use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation, trading, or other purposes. For more information on our derivative activities, see Note 16 (Derivatives) to Financial Statements in our 2014 Form 10-K.
The following table presents the total notional or contractual amounts and fair values for our derivatives. Derivative transactions can be measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which interest and other payments are determined. Derivatives designated as qualifying hedging instruments and economic hedges are recorded on the balance sheet at fair value in other assets or other liabilities. Customer accommodation, trading and other derivatives are recorded on the balance sheet at fair value in trading assets, other assets or other liabilities.

	March 31, 2015			December 31, 2014
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Asset derivatives	Liability derivatives		Asset derivatives	Liability derivatives
Derivatives designated as hedging instruments
Interest rate contracts (1)	$161,185	8,349	2,956	148,967	6,536	2,435
Foreign exchange contracts (1)	26,369	688	2,739	26,778	752	1,347
Total derivatives designated as qualifying hedging instruments		9,037	5,695		7,288	3,782
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	238,419	775	643	221,527	697	487
Equity contracts	5,959	432	50	5,219	367	96
Foreign exchange contracts	16,722	462	58	14,405	275	28
Subtotal		1,669	751		1,339	611
Customer accommodation, trading and other derivatives:
Interest rate contracts	4,886,284	74,070	74,584	4,378,767	56,465	57,137
Commodity contracts	76,664	6,879	7,523	88,640	7,461	7,702
Equity contracts	139,526	8,698	6,733	138,422	8,638	6,942
Foreign exchange contracts	256,071	8,601	8,819	253,742	6,377	6,452
Credit contracts - protection sold	13,207	172	851	12,304	151	943
Credit contracts - protection purchased	17,936	710	194	16,659	755	168
Other contracts	1,954	—	52	1,994	—	44
Subtotal		99,130	98,756		79,847	79,388
Total derivatives not designated as hedging instruments		100,799	99,507		81,186	79,999
Total derivatives before netting		109,836	105,202		88,474	83,781
Netting (3)		(88,129)	(86,777)		(65,869)	(65,043)
Total		$21,707	18,425		22,605	18,738

(1)
Notional amounts presented exclude $1.9 billion of interest rate contracts at both March 31, 2015 and December 31, 2014, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at March 31, 2015, and December 31, 2014 excludes $2.4 billion and $2.7 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)	Includes economic hedge derivatives used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans, derivative loan commitments and other interests held.

(3)
Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See the next table in this Note for further information.

The following table provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute the majority of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $90.0 billion and $95.9 billion of gross derivative assets and liabilities, respectively, at March 31, 2015, and $69.6 billion and $75.0 billion, respectively, at December 31, 2014, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $19.8 billion and $9.3 billion, respectively, at March 31, 2015 and $18.9 billion and $8.8 billion, respectively, at December 31, 2014, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such,we do not net derivative balances or collateral within the balance sheet for these counterparties.
We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement. We disclose the balance sheet netting amounts within the column titled “Gross amounts offset in consolidated balance sheet.” Balance sheet netting adjustments are determined at the counterparty level for which there may be multiple contract types. For disclosure purposes, we allocate these adjustments to the contract type for each counterparty proportionally based upon the “Gross amounts recognized” by counterparty. As a result, the net amounts disclosed by contract type may not represent the actual exposure upon settlement of the contracts.Balance sheet netting does not include non-cash collateral that we receive and pledge. For disclosure purposes, we present the fair value of this non-cash collateral in the column titled “Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)” within the table. We determine and allocate the Disclosure-only netting amounts in the same manner as balance sheet netting amounts.

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

Note 12: Derivatives (continued)

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet (2)	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (3)	Net amounts	Percent exchanged in over-the-counter market (4)
March 31, 2015
Derivative assets
Interest rate contracts	$83,194	(77,500)	5,694	(877)	4,817	35%
Commodity contracts	6,879	(1,308)	5,571	(1)	5,570	29
Equity contracts	9,130	(2,992)	6,138	(447)	5,691	54
Foreign exchange contracts	9,751	(5,586)	4,165	(13)	4,152	98
Credit contracts-protection sold	172	(117)	55	—	55	71
Credit contracts-protection purchased	710	(626)	84	(2)	82	100
Total derivative assets	$109,836	(88,129)	21,707	(1,340)	20,367
Derivative liabilities
Interest rate contracts	$78,183	(73,377)	4,806	(3,593)	1,213	31%
Commodity contracts	7,523	(1,411)	6,112	(189)	5,923	83
Equity contracts	6,783	(2,511)	4,272	(334)	3,938	84
Foreign exchange contracts	11,616	(8,530)	3,086	(273)	2,813	100
Credit contracts-protection sold	851	(826)	25	(22)	3	100
Credit contracts-protection purchased	194	(122)	72	(72)	—	65
Other contracts	52	—	52	—	52	100
Total derivative liabilities	$105,202	(86,777)	18,425	(4,483)	13,942
December 31, 2014
Derivative assets
Interest rate contracts	$63,698	(56,051)	7,647	(769)	6,878	45%
Commodity contracts	7,461	(1,233)	6,228	(72)	6,156	27
Equity contracts	9,005	(2,842)	6,163	(405)	5,758	54
Foreign exchange contracts	7,404	(4,923)	2,481	(85)	2,396	98
Credit contracts-protection sold	151	(131)	20	—	20	90
Credit contracts-protection purchased	755	(689)	66	(1)	65	100
Total derivative assets	$88,474	(65,869)	22,605	(1,332)	21,273
Derivative liabilities
Interest rate contracts	$60,059	(54,394)	5,665	(4,244)	1,421	44%
Commodity contracts	7,702	(1,459)	6,243	(33)	6,210	81
Equity contracts	7,038	(2,845)	4,193	(484)	3,709	82
Foreign exchange contracts	7,827	(5,511)	2,316	(270)	2,046	100
Credit contracts-protection sold	943	(713)	230	(199)	31	100
Credit contracts-protection purchased	168	(121)	47	(18)	29	86
Other contracts	44	—	44	—	44	100
Total derivative liabilities	$83,781	(65,043)	18,738	(5,248)	13,490

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $313 million and $266 million related to derivative assets and $50 million and $56 million related to derivative liabilities at March 31, 2015 and December 31, 2014, respectively. Cash collateral totaled $6.8 billion and $5.7 billion , netted against derivative assets and liabilities, respectively, at March 31, 2015, and $5.2 billion and $4.6 billion, respectively, at December 31, 2014.

(2)
Net derivative assets of $17.1 billion and $16.9 billion are classified in Trading assets at March 31, 2015 and December 31, 2014, respectively. $4.6 billion and $5.7 billion are classified in Other assets in the consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.

(3)
Represents non-cash collateral pledged and received against derivative assets and liabilities with the same counterparty that are subject to enforceable master netting arrangements. U.S. GAAP does not permit netting of such non-cash collateral balances in the consolidated balance sheet but requires disclosure of these amounts.

(4)
Represents derivatives executed in over-the-counter markets that are not settled through a central clearing organization. Over-the-counter percentages are calculated based on gross amounts recognized as of the respective balance sheet date. The remaining percentage represents derivatives settled through a central clearing organization, which are executed in either over-the-counter or exchange-traded markets.

Fair Value Hedges
We use derivatives to hedge against changes in fair value of certain financial instruments, including available-for-sale debt securities, mortgages held for sale, and long-term debt. For more information on fair value hedges, see Note 16 (Derivatives) to Financial Statements in our 2014 Form 10-K.
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

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains (losses) on fair value hedges
(in millions)	Available- for-sale securities	Mortgages held for sale	Long-term debt	Available- for-sale securities	Long-term debt
Quarter ended March 31, 2015
Net interest income (expense) recognized on derivatives	$(186)	(3)	472	1	61	345
Gains (losses) recorded in noninterest income
Recognized on derivatives	(666)	(13)	1,258	280	(1,887)	(1,028)
Recognized on hedged item	661	10	(1,150)	(269)	1,949	1,201
Net recognized on fair value hedges (ineffective portion) (1)	$(5)	(3)	108	11	62	173
Quarter ended March 31, 2014
Net interest income (expense) recognized on derivatives	$(175)	(3)	448	(2)	73	341
Gains (losses) recorded in noninterest income
Recognized on derivatives	(505)	(15)	988	(14)	74	528
Recognized on hedged item	497	11	(853)	11	(74)	(408)
Net recognized on fair value hedges (ineffective portion) (1)	$(8)	(4)	135	(3)	—	120

(1)
Included $(1) million and $0 million, respectively, for the quarters ended March 31, 2015 and 2014, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency available-for-sale securities and long-term debt that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges
We use derivatives to hedge certain financial instruments against future interest rate increases and to limit the variability of cash flows on certain financial instruments due to changes in the benchmark interest rate. For more information on cash flow hedges, see Note 16 (Derivatives) to Financial Statements in our 2014 Form 10-K.
Based upon current interest rates, we estimate that $852 million (pre tax) of deferred net gains on derivatives in OCI at March 31, 2015, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years.
The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

	Quarter ended March 31,
(in millions)	2015	2014
Gains (losses) (pre tax) recognized in OCI on derivatives	$952	44
Gains (pre tax) reclassified from cumulative OCI into net income (1)	234	106
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	1	—

(1)	See Note 17 (Other Comprehensive Income) for detail on components of net income.

(2)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments
We use economic hedges primarily to hedge the risk of changes in the fair value of certain residential MHFS, certain loans held for investment, residential MSRs measured at fair value, derivative loan commitments and other interests held. The resulting gain or loss on these economic hedge derivatives is reflected in mortgage banking noninterest income, net gains (losses) from equity investments and other noninterest income.
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains of $881 million in first quarter 2015, and $848 million in first quarter 2014, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $489 million at March 31, 2015, and $492 million at December 31, 2014. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.
Interest rate lock commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $200 million and $98 million at March 31, 2015, and December 31, 2014, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other derivatives” in the first table in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2014 Form 10-K.

Note 12: Derivatives (continued)

The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended March 31,
(in millions)	2015	2014
Net gains (losses) recognized on economic hedges derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (1)	$647	366
Other (2)	(64)	(59)
Equity contracts (3)	(20)	76
Foreign exchange contracts (2)	648	69
Subtotal (4)	1,211	452
Net gains (losses) recognized on customer accommodation, trading and other derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (5)	387	290
Other (6)	(93)	(391)
Commodity contracts (6)	31	50
Equity contracts (6)	189	(94)
Foreign exchange contracts (6)	110	262
Credit contracts (6)	(8)	27
Other (4)(6)	(8)	(7)
Subtotal (4)	608	137
Net gains recognized related to derivatives not designated as hedging instruments	$1,819	589

(1)
Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.

(2)	Predominantly included in other noninterest income.

(3)	Predominantly included in net gains (losses) from equity investments in noninterest income.

(4)	Prior period has been revised to conform with current period presentation.

(5)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.

(6)	Predominantly included in net gains from trading activities in noninterest income.

Credit Derivatives
Credit derivative contracts are arrangements whose value is derived from the transfer of credit risk of a reference asset or entity from one party (the purchaser of credit protection) to another party (the seller of credit protection). We use credit derivatives primarily to assist customers with their risk management objectives. We may also use credit derivatives in structured product transactions or liquidity agreements written to special purpose vehicles. The maximum exposure of sold credit derivatives is managed through posted collateral, purchased credit derivatives and similar products in order to achieve our desired credit risk profile. This credit risk management provides an ability to recover a significant portion of any amounts that would be paid under the sold credit derivatives. We would be required to perform under the noted credit derivatives in the event of default by the referenced obligors. Events of default include events such as bankruptcy, capital restructuring or lack of principal and/or interest payment. In certain cases, other triggers may exist, such as the credit downgrade of the referenced obligors or the inability of the special purpose vehicle for which we have provided liquidity to obtain funding.
The following table provides details of sold and purchased credit derivatives.

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold - non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
March 31, 2015
Credit default swaps on:
Corporate bonds	$15	5,978	2,269	4,457	1,521	2,622	2015 - 2021
Structured products	586	971	790	572	399	236	2017 - 2052
Credit protection on:
Default swap index	—	2,906	427	2,106	800	1,286	2015 - 2020
Commercial mortgage-backed securities index	230	965	—	747	218	384	2047 - 2052
Asset-backed securities index	19	51	1	1	50	78	2045 - 2046
Other	1	2,336	2,336	—	2,336	5,447	2015 - 2025
Total credit derivatives	$851	13,207	5,823	7,883	5,324	10,053
December 31, 2014
Credit default swaps on:
Corporate bonds	$23	6,344	2,904	4,894	1,450	2,831	2015 - 2021
Structured products	654	1,055	874	608	447	277	2017 - 2052
Credit protection on:
Default swap index	—	1,659	292	777	882	1,042	2015 - 2019
Commercial mortgage-backed securities index	246	1,058	—	608	450	355	2047 - 2063
Asset-backed securities index	19	52	1	1	51	81	2045 - 2046
Other	1	2,136	2,136	—	2,136	5,185	2015 - 2025
Total credit derivatives	$943	12,304	6,207	6,888	5,416	9,771

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

Note 12: Derivatives (continued)

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $13.4 billion at March 31, 2015, and $13.6 billion at December 31, 2014, for which we posted $9.3 billion and $10.5 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on March 31, 2015, or December 31, 2014, we would have been required to post additional collateral of $4.1 billion or $3.1 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

Counterparty Credit Risk
By using derivatives, we are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to legally enforceable master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the applicable requirements, including determining the legal enforceability of the arrangement, it is our policy to present derivative balances and related cash collateral amounts net on the balance sheet. We incorporate credit valuation adjustments (CVA) to reflect counterparty credit risk in determining the fair value of our derivatives. Such adjustments, which consider the effects of enforceable master netting agreements and collateral arrangements, reflect market-based views of the credit quality of each counterparty. Our CVA calculation is determined based on observed credit spreads in the credit default swap market and indices indicative of the credit quality of the counterparties to our derivatives.

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
See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments that are not recorded at fair value, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2014 Form 10-K.

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

Fair Value Measurements from Vendors
For certain assets and liabilities, we obtain fair value measurements from vendors, which predominantly consist of third party pricing services, and record the unadjusted fair value in our financial statements. For additional information, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2014 Form 10-K. The detail by level is shown in the table below. Fair value measurements obtained from brokers or third party pricing services that we have adjusted to determine the fair value recorded in our financial statements are not included in the following table.

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
March 31, 2015
Trading assets (excluding derivatives)	$—	—	—	—	68	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	24,023	6,008	—
Securities of U.S. states and political subdivisions	—	27	—	—	45,359	59
Mortgage-backed securities	—	187	—	—	127,606	104
Other debt securities (1)	—	1,002	626	—	43,676	520
Total debt securities	—	1,216	626	24,023	222,649	683
Total marketable equity securities	—	—	—	—	570	—
Total available-for-sale securities	—	1,216	626	24,023	223,219	683
Derivatives (trading and other assets)	—	—	—	—	286	—
Derivatives (liabilities)	—	—	—	—	(281)	—
Other liabilities	—	—	—	—	—	—
December 31, 2014
Trading assets (excluding derivatives)	$—	—	—	2	105	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	19,899	5,905	—
Securities of U.S. states and political subdivisions	—	—	—	—	42,666	61
Mortgage-backed securities	—	152	—	—	135,997	133
Other debt securities (1)	—	1,035	601	—	41,933	541
Total debt securities	—	1,187	601	19,899	226,501	735
Total marketable equity securities	—	—	—	—	569	—
Total available-for-sale securities	—	1,187	601	19,899	227,070	735
Derivatives (trading and other assets)	—	1	—	—	290	—
Derivatives (liabilities)	—	(1)	—	—	(292)	—
Other liabilities	—	—	—	—	(1)	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities recorded at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3		Netting		Total
March 31, 2015
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$10,161	4,430	—		—		14,591
Securities of U.S. states and political subdivisions	—	3,034	6		—		3,040
Collateralized loan and other debt obligations (1)	—	288	381		—		669
Corporate debt securities	—	8,455	31		—		8,486
Mortgage-backed securities	—	19,575	—		—		19,575
Asset-backed securities	—	780	81		—		861
Equity securities	13,676	122	10		—		13,808
Total trading securities (2)	23,837	36,684	509		—		61,030
Other trading assets	—	1,117	64		—		1,181
Total trading assets (excluding derivatives)	23,837	37,801	573		—		62,211
Securities of U.S. Treasury and federal agencies	24,023	6,008	—		—		30,031
Securities of U.S. states and political subdivisions	—	45,400	1,980	(3)	—		47,380
Mortgage-backed securities:
Federal agencies	—	103,217	—		—		103,217
Residential	—	8,723	—		—		8,723
Commercial	—	15,885	104		—		15,989
Total mortgage-backed securities	—	127,825	104		—		127,929
Corporate debt securities	83	14,738	312		—		15,133
Collateralized loan and other debt obligations (4)	—	26,669	1,053	(3)	—		27,722
Asset-backed securities:
Auto loans and leases	—	33	249	(3)	—		282
Home equity loans	—	567	—		—		567
Other asset-backed securities	—	3,827	1,206	(3)	—		5,033
Total asset-backed securities	—	4,427	1,455		—		5,882
Other debt securities	—	22	—		—		22
Total debt securities	24,106	225,089	4,904		—		254,099
Marketable equity securities:
Perpetual preferred securities (5)	482	570	640	(3)	—		1,692
Other marketable equity securities	1,788	24	—		—		1,812
Total marketable equity securities	2,270	594	640		—		3,504
Total available-for-sale securities	26,376	225,683	5,544		—		257,603
Mortgages held for sale	—	16,917	2,098		—		19,015
Loans held for sale	—	1	—		—		1
Loans	—	—	5,730		—		5,730
Mortgage servicing rights (residential)	—	—	11,739		—		11,739
Derivative assets:
Interest rate contracts	83	82,639	472		—		83,194
Commodity contracts	—	6,858	21		—		6,879
Equity contracts	4,234	3,711	1,185		—		9,130
Foreign exchange contracts	54	9,697	—		—		9,751
Credit contracts	—	449	433		—		882
Netting	—	—	—		(88,129)	(6)	(88,129)
Total derivative assets (7)	4,371	103,354	2,111		(88,129)		21,707
Other assets	—	—	2,628		—		2,628
Total assets recorded at fair value	$54,584	383,756	30,423		(88,129)		380,634
Derivative liabilities:
Interest rate contracts	$(30)	(78,119)	(34)		—		(78,183)
Commodity contracts	—	(7,500)	(23)		—		(7,523)
Equity contracts	(1,054)	(4,358)	(1,371)		—		(6,783)
Foreign exchange contracts	(52)	(11,564)	—		—		(11,616)
Credit contracts	—	(458)	(587)		—		(1,045)
Other derivative contracts	—	—	(52)		—		(52)
Netting	—	—	—		86,777	(6)	86,777
Total derivative liabilities (7)	(1,136)	(101,999)	(2,067)		86,777		(18,425)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(11,032)	(1,377)	—		—		(12,409)
Securities of U.S. states and political subdivisions	—	(18)	—		—		(18)
Corporate debt securities	—	(4,552)	—		—		(4,552)
Equity securities	(2,476)	(3)	—		—		(2,479)
Other securities	—	(316)	(15)		—		(331)
Total short sale liabilities	(13,508)	(6,266)	(15)		—		(19,789)
Other liabilities (excluding derivatives)	—	—	(27)		—		(27)
Total liabilities recorded at fair value	$(14,644)	(108,265)	(2,109)		86,777		(38,241)

(1)	The entire balance only consists of collateralized loan obligations.

(2)
Net gains from trading activities recognized in the income statement for the quarters ended March 31, 2015 and 2014 include $(430) million and $(3) million in net unrealized losses on trading securities held at March 31, 2015 and 2014, respectively.

(3)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(4)	Includes collateralized debt obligations of $487 million.

(5)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

(6)
Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 12 (Derivatives) for additional information.

(7)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2014
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$10,506	3,886	—		—		14,392
Securities of U.S. states and political subdivisions	—	1,537	7		—		1,544
Collateralized loan and other debt obligations (1)	—	274	445		—		719
Corporate debt securities	—	7,517	54		—		7,571
Mortgage-backed securities	—	16,273	—		—		16,273
Asset-backed securities	—	776	79		—		855
Equity securities	18,512	38	10		—		18,560
Total trading securities (2)	29,018	30,301	595		—		59,914
Other trading assets	—	1,398	55		—		1,453
Total trading assets (excluding derivatives)	29,018	31,699	650		—		61,367
Securities of U.S. Treasury and federal agencies	19,899	5,905	—		—		25,804
Securities of U.S. states and political subdivisions	—	42,667	2,277	(3)	—		44,944
Mortgage-backed securities:
Federal agencies	—	110,089	—		—		110,089
Residential	—	9,245	24		—		9,269
Commercial	—	16,885	109		—		16,994
Total mortgage-backed securities	—	136,219	133		—		136,352
Corporate debt securities	83	14,451	252		—		14,786
Collateralized loan and other debt obligations (4)	—	24,274	1,087	(3)	—		25,361
Asset-backed securities:
Auto loans and leases	—	31	245	(3)	—		276
Home equity loans	—	662	—		—		662
Other asset-backed securities	—	4,189	1,372	(3)	—		5,561
Total asset-backed securities	—	4,882	1,617		—		6,499
Other debt securities	—	20	—		—		20
Total debt securities	19,982	228,418	5,366		—		253,766
Marketable equity securities:
Perpetual preferred securities (5)	468	569	663	(3)	—		1,700
Other marketable equity securities	1,952	24	—		—		1,976
Total marketable equity securities	2,420	593	663		—		3,676
Total available-for-sale securities	22,402	229,011	6,029		—		257,442
Mortgages held for sale	—	13,252	2,313		—		15,565
Loans held for sale	—	1	—		—		1
Loans	—	—	5,788		—		5,788
Mortgage servicing rights (residential)	—	—	12,738		—		12,738
Derivative assets:
Interest rate contracts	27	63,306	365		—		63,698
Commodity contracts	—	7,438	23		—		7,461
Equity contracts	4,102	3,544	1,359		—		9,005
Foreign exchange contracts	65	7,339	—		—		7,404
Credit contracts	—	440	466		—		906
Netting	—	—	—		(65,869)	(6)	(65,869)
Total derivative assets (7)	4,194	82,067	2,213		(65,869)		22,605
Other assets	—	—	2,593		—		2,593
Total assets recorded at fair value	$55,614	356,030	32,324		(65,869)		378,099
Derivative liabilities:
Interest rate contracts	$(29)	(59,958)	(72)		—		(60,059)
Commodity contracts	—	(7,680)	(22)		—		(7,702)
Equity contracts	(1,290)	(4,305)	(1,443)		—		(7,038)
Foreign exchange contracts	(60)	(7,767)	—		—		(7,827)
Credit contracts	—	(456)	(655)		—		(1,111)
Other derivative contracts	—	—	(44)		—		(44)
Netting	—	—	—		65,043	(6)	65,043
Total derivative liabilities (7)	(1,379)	(80,166)	(2,236)		65,043		(18,738)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(7,043)	(1,636)	—		—		(8,679)
Securities of U.S. states and political subdivisions	—	(26)	—		—		(26)
Corporate debt securities	—	(5,055)	—		—		(5,055)
Equity securities	(2,259)	(2)	—		—		(2,261)
Other securities	—	(73)	(6)		—		(79)
Total short sale liabilities	(9,302)	(6,792)	(6)		—		(16,100)
Other liabilities (excluding derivatives)	—	—	(28)		—		(28)
Total liabilities recorded at fair value	$(10,681)	(86,958)	(2,270)		65,043		(34,866)

(1)	The entire balance only consists of collateralized loan obligations.

(2)
Net gains from trading activities recognized in the income statement for the year ended December 31, 2014, include $211 million in net unrealized losses on trading securities held at December 31, 2014.

(3)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(4)	Includes collateralized debt obligations of $500 million.

(5)	Perpetual preferred securities include ARS and corporate preferred securities. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

(6)
Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 12 (Derivatives) for additional information.

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

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended March 31, 2015
Trading assets (excluding derivatives)	$15	(2)	10	(16)	1	(8)	—
Available-for-sale securities	—	—	52	—	—	(52)	—
Mortgages held for sale	—	—	67	(42)	42	(67)	—
Loans	—	—	—	—	—	—	—
Net derivative assets and liabilities (2)	—	—	34	12	(12)	(34)	—
Short sale liabilities	(1)	—	—	1	—	—	—
Total transfers	$14	(2)	163	(45)	31	(161)	—
Quarter ended March 31, 2014
Trading assets (excluding derivatives	$—	—	2	(28)	28	(2)	—
Available-for-sale securities	—	(8)	8	(95)	95	—	—
Mortgages held for sale	—	—	24	(57)	57	(24)	—
Loans	—	—	49	—	—	(49)	—
Net derivative assets and liabilities (2)	—	—	45	(3)	3	(45)	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	(8)	128	(183)	183	(120)	—

(1)	All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward table in this Note.

(2)
Includes net derivative assets that were transferred from Level 3 to Level 2 due to increased observable market data. Also includes net derivative liabilities that were transferred from Level 2 to Level 3 due to a decrease in observable market data.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2015, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended March 31, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$7	—	—	(1)	—	—	6	—
Collateralized loan and other debt obligations	445	21	—	(85)	—	—	381	(3)
Corporate debt securities	54	2	—	(18)	—	(7)	31	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	79	16	—	(14)	—	—	81	16
Equity securities	10	—	—	—	—	—	10	—
Total trading securities	595	39	—	(118)	—	(7)	509	13
Other trading assets	55	6	—	3	1	(1)	64	8
Total trading assets (excluding derivatives)	650	45	—	(115)	1	(8)	573	21	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	2,277	(1)	(3)	(241)	—	(52)	1,980	(5)
Mortgage-backed securities:
Residential	24	4	(6)	(22)	—	—	—	—
Commercial	109	1	(1)	(5)	—	—	104	—
Total mortgage-backed securities	133	5	(7)	(27)	—	—	104	—
Corporate debt securities	252	—	—	60	—	—	312	—
Collateralized loan and other debt obligations	1,087	29	(16)	(47)	—	—	1,053	—
Asset-backed securities:
Auto loans and leases	245	—	4	—	—	—	249	—
Home equity loans	—	—	—	—	—	—	—	—
Other asset-backed securities	1,372	1	(11)	(156)	—	—	1,206	—
Total asset-backed securities	1,617	1	(7)	(156)	—	—	1,455	—
Total debt securities	5,366	34	(33)	(411)	—	(52)	4,904	(5)	(4)
Marketable equity securities:
Perpetual preferred securities	663	3	(2)	(24)	—	—	640	—
Total marketable equity securities	663	3	(2)	(24)	—	—	640	—	(5)
Total available-for-sale securities	6,029	37	(35)	(435)	—	(52)	5,544	(5)
Mortgages held for sale	2,313	38	—	(228)	42	(67)	2,098	22	(6)
Loans	5,788	(6)	—	(52)	—	—	5,730	(2)	(6)
Mortgage servicing rights (residential) (7)	12,738	(1,306)	—	307	—	—	11,739	(773)	(6)
Net derivative assets and liabilities:
Interest rate contracts	293	482	—	(337)	—	—	438	214
Commodity contracts	1	(1)	—	—	(2)	—	(2)	(2)
Equity contracts	(84)	(7)	—	(51)	(10)	(34)	(186)	(33)
Foreign exchange contracts	—	—	—	—	—	—	—	—
Credit contracts	(189)	(2)	—	37	—	—	(154)	(1)
Other derivative contracts	(44)	(8)	—	—	—	—	(52)	(9)
Total derivative contracts	(23)	464	—	(351)	(12)	(34)	44	169	(8)
Other assets	2,593	38	—	(3)	—	—	2,628	37	(3)
Short sale liabilities	(6)	—	—	(9)	—	—	(15)	—	(3)
Other liabilities (excluding derivatives)	(28)	1	—	—	—	—	(27)	—	(6)

(1)	See next page for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2015.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$—	(1)	—	—	(1)
Collateralized loan and other debt obligations	400	(485)	—	—	(85)
Corporate debt securities	15	(33)	—	—	(18)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	(5)	—	(9)	(14)
Equity securities	—	—	—	—	—
Total trading securities	415	(524)	—	(9)	(118)
Other trading assets	3	—	—	—	3
Total trading assets (excluding derivatives)	418	(524)	—	(9)	(115)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(20)	55	(276)	(241)
Mortgage-backed securities:
Residential	—	(22)	—	—	(22)
Commercial	—	(5)	—	—	(5)
Total mortgage-backed securities	—	(27)	—	—	(27)
Corporate debt securities	60	—	—	—	60
Collateralized loan and other debt obligations	44	(3)	—	(88)	(47)
Asset-backed securities:
Auto loans and leases	—	—	—	—	—
Home equity loans	—	—	—	—	—
Other asset-backed securities	—	(1)	59	(214)	(156)
Total asset-backed securities	—	(1)	59	(214)	(156)
Total debt securities	104	(51)	114	(578)	(411)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(24)	(24)
Total marketable equity securities	—	—	—	(24)	(24)
Total available-for-sale securities	104	(51)	114	(602)	(435)
Mortgages held for sale	53	(291)	120	(110)	(228)
Loans	66	—	95	(213)	(52)
Mortgage servicing rights (residential)	—	(1)	308	—	307
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(337)	(337)
Commodity contracts	—	—	—	—	—
Equity contracts	—	(32)	—	(19)	(51)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	2	—	—	35	37
Other derivative contracts	—	—	—	—	—
Total derivative contracts	2	(32)	—	(321)	(351)
Other assets	—	—	—	(3)	(3)
Short sale liabilities	6	(15)	—	—	(9)
Other liabilities (excluding derivatives)	—	—	—	—	—

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2014, are summarized as follows:

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended March 31, 2014
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$39	—	—	1	—	—	40	—
Collateralized loan and other debt obligations	541	11	—	52	4	—	608	(10)
Corporate debt securities	53	1	—	9	24	(1)	86	—
Mortgage-backed securities	1	—	—	—	—	—	1	—
Asset-backed securities	122	14	—	(38)	—	(1)	97	14
Equity securities	13	—	—	—	—	—	13	—
Total trading securities	769	26	—	24	28	(2)	845	4
Other trading assets	54	(2)	—	—	—	—	52	1
Total trading assets (excluding derivatives)	823	24	—	24	28	(2)	897	5	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	3,214	9	2	(132)	6	—	3,099	—
Mortgage-backed securities:
Residential	64	10	(3)	(30)	—	—	41	—
Commercial	138	1	11	(9)	—	—	141	(2)
Total mortgage-backed securities	202	11	8	(39)	—	—	182	(2)
Corporate debt securities	281	4	7	5	—	—	297	—
Collateralized loan and other debt obligations	1,420	43	(13)	(30)	—	—	1,420	—
Asset-backed securities:
Auto loans and leases	492	—	(3)	(215)	—	—	274	—
Home equity loans	—	—	—	—	—	—	—	—
Other asset-backed securities	1,657	1	(4)	(463)	89	—	1,280	—
Total asset-backed securities	2,149	1	(7)	(678)	89	—	1,554	—
Total debt securities	7,266	68	(3)	(874)	95	—	6,552	(2)	(4)
Marketable equity securities:
Perpetual preferred securities	729	3	(4)	(20)	—	—	708	—
Total marketable equity securities	729	3	(4)	(20)	—	—	708	—	(5)
Total available-for-sale securities	7,995	71	(7)	(894)	95	—	7,260	(2)
Mortgages held for sale	2,374	2	—	(46)	57	(24)	2,363	2	(6)
Loans	5,723	2	—	13	—	(49)	5,689	4	(6)
Mortgage servicing rights (residential) (7)	15,580	(916)	—	289	—	—	14,953	(441)	(6)
Net derivative assets and liabilities:
Interest rate contracts	(40)	362	—	(264)	—	—	58	77
Commodity contracts	(10)	(31)	—	1	(3)	—	(43)	(39)
Equity contracts	(46)	22	—	39	6	(45)	(24)	(36)
Foreign exchange contracts	9	2	—	(5)	—	—	6	(2)
Credit contracts	(375)	11	—	96	—	—	(268)	1
Other derivative contracts	(3)	(8)	—	—	—	—	(11)	—
Total derivative contracts	(465)	358	—	(133)	3	(45)	(282)	1	(8)
Other assets	1,503	(63)	—	600	—	—	2,040	(4)	(3)
Short sale liabilities	—	—	—	(5)	—	—	(5)	—	(3)
Other liabilities (excluding derivatives)	(39)	—	—	2	—	—	(37)	—	(6)

(1)	See next page for detail.

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

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2014
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$5	(4)	—	—	1
Collateralized loan and other debt obligations	324	(270)	—	(2)	52
Corporate debt securities	15	(6)	—	—	9
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	10	(38)	—	(10)	(38)
Equity securities	—	—	—	—	—
Total trading securities	354	(318)	—	(12)	24
Other trading assets	—	—	—	—	—
Total trading assets (excluding derivatives)	354	(318)	—	(12)	24
Available-for-sale securities:
Securities of U.S. states and political subdivisions	73	(55)	11	(161)	(132)
Mortgage-backed securities:
Residential	—	(28)	—	(2)	(30)
Commercial	—	(8)	—	(1)	(9)
Total mortgage-backed securities	—	(36)	—	(3)	(39)
Corporate debt securities	—	(1)	11	(5)	5
Collateralized loan and other debt obligations	124	(32)	—	(122)	(30)
Asset-backed securities:
Auto loans and leases	—	—	—	(215)	(215)
Home equity loans	—	—	—	—	—
Other asset-backed securities	12	(12)	64	(527)	(463)
Total asset-backed securities	12	(12)	64	(742)	(678)
Total debt securities	209	(136)	86	(1,033)	(874)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(20)	(20)
Total marketable equity securities	—	—	—	(20)	(20)
Total available-for-sale securities	209	(136)	86	(1,053)	(894)
Mortgages held for sale	47	(21)	—	(72)	(46)
Loans	1	—	102	(90)	13
Mortgage servicing rights (residential)	—	—	289	—	289
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(264)	(264)
Commodity contracts	—	—	—	1	1
Equity contracts	—	(58)	—	97	39
Foreign exchange contracts	—	—	—	(5)	(5)
Credit contracts	—	—	—	96	96
Other derivative contracts	—	—	—	—	—
Total derivative contracts	—	(58)	—	(75)	(133)
Other assets	608	—	—	(8)	600
Short sale liabilities	(5)	—	—	—	(5)
Other liabilities (excluding derivatives)	—	—	—	2	2

The following table provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.
The significant unobservable inputs for Level 3 assets and liabilities that are valued using fair values obtained from third party vendors are not included in the table, as the specific inputs applied are not provided by the vendor. In addition, the table excludes the valuation techniques and significant unobservable inputs for certain classes of Level 3 assets and liabilities measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 assets and liabilities. We made this determination based upon an evaluation of each class, which considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs. For information on how changes in significant unobservable inputs affect the fair values of Level 3 assets and liabilities, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2014 Form 10-K.

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
March 31, 2015
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,634		Discounted cash flow	Discount rate	0.5	-	5.8%		1.7
	59		Vendor priced
Auction rate securities and other municipal bonds	293		Discounted cash flow	Discount rate	2.0	-	7.6		4.0
				Weighted average life	1.8	-	19.3	yrs	7.6
Collateralized loan and other debt obligations (2)	462		Market comparable pricing	Comparability adjustment	(53.3)	-	18.7%		2.8
	972		Vendor priced
Asset-backed securities:
Auto loans and leases	249		Discounted cash flow	Discount rate	(0.3)	-	(0.3)		(0.3)
Other asset-backed securities:
Diversified payment rights (3)	617		Discounted cash flow	Discount rate	1.0	-	6.4		2.8
Other commercial and consumer	632	(4)	Discounted cash flow	Discount rate	1.8	-	16.3		5.6
				Weighted average life	1.5	-	9.6	yrs	4.7
	38		Vendor priced
Marketable equity securities: perpetual preferred	640	(5)	Discounted cash flow	Discount rate	4.0	-	9.0%		6.3
				Weighted average life	1.0	-	11.6	yrs	9.7
Mortgages held for sale (residential)	2,024		Discounted cash flow	Default rate	0.6	-	15.0%		2.4
				Discount rate	1.1	-	6.2		5.0
				Loss severity	0.1	-	26.5		18.1
				Prepayment rate	2.0	-	18.6		9.8
	74		Market comparable pricing	Comparability adjustment	(93.2)	-	9.6		(31.2)
Loans	5,730	(6)	Discounted cash flow	Discount rate	0.0	-	3.6		3.0
				Prepayment rate	0.4	-	100.0		12.2
				Utilization rate	0.0	-	1.0		0.4
Mortgage servicing rights (residential)	11,739		Discounted cash flow	Cost to service per loan (7)	$86	-	662		174
				Discount rate	5.3	-	17.4%		7.4
				Prepayment rate (8)	8.3	-	24.6		13.2
Net derivative assets and (liabilities):
Interest rate contracts	238		Discounted cash flow	Default rate	0.00	-	0.05		0.02
				Loss severity	50.0	-	50.0		50.0
Interest rate contracts: derivative loan commitments	200		Discounted cash flow	Fall-out factor	1.0	-	99.0		24.2
				Initial-value servicing	(30.3)	-	110.7	bps	44.8
Equity contracts	110		Discounted cash flow	Conversion factor	(11.2)	-	0.0%		(7.6)
				Weighted average life	0.8	-	2.8	yrs	1.1
	(296)		Option model	Correlation factor	(50.0)	-	96.9%		59.0
				Volatility factor	8.3	-	100.0		28.1
Credit contracts	(157)		Market comparable pricing	Comparability adjustment	(28.7)	-	34.6		1.7
	3		Option model	Credit spread	0.0	-	15.2		0.8
				Loss severity	11.5	-	72.5		50.1

Other assets: nonmarketable equity investments	2,549		Market comparable pricing	Comparability adjustment	(22.0)	-	(4.8)		(13.3)

Insignificant Level 3 assets, net of liabilities	504	(9)
Total level 3 assets, net of liabilities	$28,314	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $487 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.

(5)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.

(6)	Consists predominantly of reverse mortgage loans securitized with GNMA that were accounted for as secured borrowing transactions.

(7)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $86 - $302.

(8)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(9)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, other marketable equity securities, certain other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.

(10)	Consists of total Level 3 assets of $30.4 billion and total Level 3 liabilities of $2.1 billion, before netting of derivative balances.

Note 13: Fair Values of Assets and Liabilities (continued)

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
December 31, 2014
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,900		Discounted cash flow	Discount rate	0.4	-	5.6%		1.5
	61		Vendor priced
Auction rate securities and other municipal bonds	323		Discounted cash flow	Discount rate	1.5	-	7.6		3.9
				Weighted average life	1.3	-	19.4	yrs	6.4
Collateralized loan and other debt obligations (2)	565		Market comparable pricing	Comparability adjustment	(53.9)	-	25.0%		0.9
	967		Vendor priced
Asset-backed securities:
Auto loans and leases	245		Discounted cash flow	Discount rate	0.4	-	0.4		0.4
Other asset-backed securities:
Diversified payment rights (3)	661		Discounted cash flow	Discount rate	0.9	-	7.1		2.9
Other commercial and consumer	750	(4)	Discounted cash flow	Discount rate	1.9	-	21.5		5.0
				Weighted average life	1.6	-	10.7	yrs	4.0
	40		Vendor priced
Marketable equity securities: perpetual preferred	663	(5)	Discounted cash flow	Discount rate	4.1	-	9.3%		6.6
				Weighted average life	1.0	-	11.8	yrs	9.7
Mortgages held for sale (residential)	2,235		Discounted cash flow	Default rate	0.4	-	15.0%		2.6
				Discount rate	1.1	-	7.7		5.2
				Loss severity	0.1	-	26.4		18.3
				Prepayment rate	2.0	-	15.5		8.1
	78		Market comparable pricing	Comparability adjustment	(93.0)	-	10.0		(30.0)
Loans	5,788	(6)	Discounted cash flow	Discount rate	0.0	-	3.8		3.1
				Prepayment rate	0.6	-	100.0		11.2
				Utilization rate	0.0	-	1.0		0.4
Mortgage servicing rights (residential)	12,738		Discounted cash flow	Cost to service per loan (7)	$86	-	683		179
				Discount rate	5.9	-	16.9%		7.6
				Prepayment rate (8)	8.0	-	22.0		12.5
Net derivative assets and (liabilities):
Interest rate contracts	196		Discounted cash flow	Default rate	0.00	-	0.02		0.01
				Loss severity	50.0	-	50.0		50.0
Interest rate contracts: derivative loan commitments	97		Discounted cash flow	Fall-out factor	1.0	-	99.0		24.5
				Initial-value servicing	(31.1)	-	113.3	bps	46.5
Equity contracts	162		Discounted cash flow	Conversion factor	(11.2)	-	0.0%		(8.4)
				Weighted average life	1.0	-	2.0	yrs	1.3
	(246)		Option model	Correlation factor	(56.0)	-	96.3%		42.1
				Volatility factor	8.3	-	80.9		28.3
Credit contracts	(192)		Market comparable pricing	Comparability adjustment	(28.6)	-	26.3		1.8
	3		Option model	Credit spread	0.0	-	17.0		0.9
				Loss severity	11.5	-	72.5		48.7

Other assets: nonmarketable equity investments	2,512		Market comparable pricing	Comparability adjustment	(19.7)	-	(4.0)		(14.7)

Insignificant Level 3 assets, net of liabilities	507	(9)
Total level 3 assets, net of liabilities	$30,054	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $500 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.

(5)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.

(6)	Consists predominantly of reverse mortgage loans securitized with GNMA that were accounted for as secured borrowing transactions.

(7)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $86 - $270.

(8)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(9)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, asset-backed securities backed by home equity loans, other marketable equity securities, certain other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts and other derivative contracts.

(10)	Consists of total Level 3 assets of $32.3 billion and total Level 3 liabilities of $2.3 billion, before netting of derivative balances.

The valuation techniques used for our Level 3 assets and liabilities, as presented in the previous tables, are described as follows:

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

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of

LOCOM accounting or write-downs of individual assets. The following table provides the fair value hierarchy and carrying amount of all assets that were still held as of March 31, 2015, and December 31, 2014, and for which a nonrecurring fair value adjustment was recorded during the periods presented.

	March 31, 2015				December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	2,070	986	3,056	—	2,197	1,098	3,295
Loans:
Commercial	—	115	—	115	—	243	—	243
Consumer	—	537	7	544	—	2,018	5	2,023
Total loans (2)	—	652	7	659	—	2,261	5	2,266
Other assets (3)	—	186	113	299	—	417	460	877

(1)	Mostly real estate 1-4 family first mortgage loans.

(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Includes the fair value of foreclosed real estate, other collateral owned and nonmarketable equity investments.

The following table presents the increase (decrease) in value of certain assets for which a nonrecurring fair value adjustment has been recognized during the periods presented.

	Quarter ended Mar 31,
(in millions)	2015	2014
Mortgages held for sale (LOCOM)	$31	46
Loans:
Commercial	(35)	(36)
Consumer	(341)	(468)
Total loans (1)	(376)	(504)
Other assets (2)	(61)	—
Total	$(406)	(458)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

(2)
Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets. Also includes impairment losses on nonmarketable equity investments.

The table below provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities that are measured at fair value on a nonrecurring basis using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented.

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

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
March 31, 2015
Residential mortgages held for sale (LOCOM)	$986	(3)	Discounted cash flow	Default rate	(5)	0.2	—	3.7%	2.6%
				Discount rate		1.5	—	8.5	3.5
				Loss severity		1.2	—	37.8	3.8
				Prepayment rate	(6)	2.0	—	100.0	59.6
Insignificant level 3 assets	120
Total	$1,106
December 31, 2014
Residential mortgages held for sale (LOCOM)	$1,098	(3)	Discounted cash flow	Default rate	(5)	0.9	—	3.8%	2.1%
				Discount rate		1.5	—	8.5	3.6
				Loss severity		0.0	—	29.8	3.8
				Prepayment rate	(6)	2.0	—	100.0	65.5
Other assets: private equity fund investments (4)	171		Market comparable pricing	Comparability adjustment		6.0	—	6.0	6.0
Insignificant level 3 assets	294
Total	$1,563

(1)	Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MHFS, weighted averages are calculated using outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $926 million and $1.0 billion government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations, at March 31, 2015 and December 31, 2014, respectively and $60 million and $78 million of other mortgage loans which are not government insured/guaranteed at March 31, 2015 and December 31, 2014, respectively.

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

(in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
March 31, 2015
Offshore funds	$60	—	Daily - Quarterly	1 - 60 days
Hedge funds	1	—	Daily - Quarterly	1-90 days
Private equity funds (1)(2)	1,235	236	N/A	N/A
Venture capital funds (2)	68	9	N/A	N/A
Total (3)	$1,364	245
December 31, 2014
Offshore funds	$125	—	Daily - Quarterly	1 - 60 days
Hedge funds	1	—	Daily - Quarterly	1-90 days
Private equity funds (1)(2)	1,313	243	N/A	N/A
Venture capital funds (2)	68	9	N/A	N/A
Total (3)	$1,507	252
N/A - Not applicable

(1)
Excludes a private equity fund investment of $172 million and $171 million at March 31, 2015, and December 31, 2014, respectively. This investment was sold in April 2015 for an amount different from the fund’s NAV.

(2)	Includes certain investments subject to the Volcker Rule that we may have to divest.

(3)
March 31, 2015, and December 31, 2014, each include $1.3 billion of fair value for nonmarketable equity investments carried at cost for which we use NAVs as a practical expedient to determine nonrecurring fair value adjustments. The fair values of investments that had nonrecurring fair value adjustments were $75 million and $108 million at March 31, 2015, and December 31, 2014, respectively.

Offshore funds primarily invest in foreign mutual funds. Redemption restrictions are in place for these investments with a fair value of $24 million at both March 31, 2015, and December 31, 2014, due to lock-up provisions that will remain in effect until February 2016.
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

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. For more information, including the basis for our fair value option elections, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2014 Form 10-K.

The following table reflects differences between the fair value carrying amount of certain assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

	March 31, 2015			December 31, 2014
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets - loans:
Total loans	$1,110	1,132	(22)	1,387	1,410	(23)
Nonaccrual loans	—	—	—	—	1	(1)
Mortgages held for sale:
Total loans	19,015	18,551	464	15,565	15,246	319
Nonaccrual loans	129	213	(84)	160	252	(92)
Loans 90 days or more past due and still accruing	26	29	(3)	27	30	(3)
Loans held for sale:
Total loans	1	10	(9)	1	10	(9)
Nonaccrual loans	1	10	(9)	1	10	(9)
Loans:
Total loans	5,730	5,475	255	5,788	5,527	261
Nonaccrual loans	431	442	(11)	367	376	(9)
Other assets (1)	2,549	n/a	n/a	2,512	n/a	n/a

(1)	Consists of nonmarketable equity investments carried at fair value. See Note 6 (Other Assets) for more information.

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

	2015			2014
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended March 31,
Trading assets - loans	$—	15	1	—	12	—
Mortgages held for sale	581	—	—	506	—	—
Loans	—	—	(4)	—	—	—
Other assets	—	—	38	—	—	(61)
Other interests held (1)	—	—	—	—	(1)	(1)

(1)	Consists of retained interests in securitizations and changes in fair value of letters of credit.

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

	Quarter ended March 31,
(in millions)	2015	2014
Gains (losses) attributable to instrument-specific credit risk:
Trading assets - loans	$15	12
Mortgages held for sale	17	10
Total	$32	22

Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis, which are included within the Assets and Liabilities Recorded at Fair Value on a Recurring Basis table included earlier in this Note. The carrying amounts in the following table are recorded on the balance sheet under the indicated captions, except for nonmarketable equity investments, which are included in Other Assets.

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

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2015
Financial assets
Cash and due from banks (1)	$19,793	19,793	—	—	19,793
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	291,317	7,100	284,217	—	291,317
Held-to-maturity securities	67,133	45,676	17,996	5,109	68,781
Mortgages held for sale (2)	4,591	—	3,608	986	4,594
Loans held for sale (2)	680	—	697	—	697
Loans, net (3)	831,427	—	60,086	784,517	844,603
Nonmarketable equity investments (cost method)	6,912	—	—	8,599	8,599
Financial liabilities
Deposits	1,196,663	—	1,163,086	33,653	1,196,739
Short-term borrowings (1)	77,697	—	77,697	—	77,697
Long-term debt (4)	183,283	—	175,239	9,787	185,026
December 31, 2014
Financial assets
Cash and due from banks (1)	$19,571	19,571	—	—	19,571
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	258,429	8,991	249,438	—	258,429
Held-to-maturity securities	55,483	41,548	9,021	5,790	56,359
Mortgages held for sale (2)	3,971	—	2,875	1,098	3,973
Loans held for sale (2)	721	—	739	—	739
Loans, net (3)	832,671	—	60,052	784,786	844,838
Nonmarketable equity investments (cost method)	7,033	—	—	8,377	8,377
Financial liabilities
Deposits	1,168,310	—	1,132,845	35,566	1,168,411
Short-term borrowings (1)	63,518	—	63,518	—	63,518
Long-term debt (4)	183,934	—	174,996	10,479	185,475

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which we elected the fair value option.

(3)
Loans exclude balances for which the fair value option was elected and also exclude lease financing with a carrying amount of $12.4 billion and $12.3 billion at March 31, 2015 and December 31, 2014, respectively.

(4)	The carrying amount and fair value exclude obligations under capital leases of $9 million at both March 31, 2015 and December 31, 2014.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance, which totaled $940 million and $945 million at March 31, 2015 and December 31, 2014, respectively.

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

	March 31, 2015		December 31, 2014
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series G
7.25% Class A Preferred Stock	15,000	50,000	15,000	50,000
Series H
Floating Class A Preferred Stock	20,000	50,000	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	—	—
ESOP
Cumulative Convertible Preferred Stock (1)	—	2,036,572	—	1,251,287
Total		12,463,282		11,597,997

(1)	See the ESOP Cumulative Convertible Preferred Stock section of this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

	March 31, 2015				December 31, 2014
(in millions, except shares)	Shares issued and outstanding	Par value	Carrying value	Discount	Shares issued and outstanding	Par value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.000% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	—	—	—	—
ESOP
Cumulative Convertible Preferred Stock	2,036,572	2,036	2,036	—	1,251,287	1,251	1,251	—
Total	12,004,103	$23,397	21,998	1,399	11,138,818	$20,612	19,213	1,399

(1)	Preferred shares qualify as Tier 1 capital.

In January 2015, we issued 2 million Depositary Shares, each representing a 1/25th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series U, for an aggregate public offering price of $2.0 billion.
See Note 7 (Securitizations and Variable Interest Entities) for additional information on our trust preferred securities. We do not have a commitment to issue Series G or H preferred stock.

Note 14: Preferred Stock (continued)

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

	Shares issued and outstanding		Carrying value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Adjustable dividend rate
(in millions, except shares)	2015	2014	2015	2014	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2015	826,598	—	$826	—	8.90%	9.90
2014	320,019	352,158	320	352	8.70	9.70
2013	278,826	288,000	279	288	8.50	9.50
2012	189,204	189,204	189	189	10.00	11.00
2011	205,263	205,263	205	205	9.00	10.00
2010	141,011	141,011	141	141	9.50	10.50
2008	42,204	42,204	42	42	10.50	11.50
2007	24,728	24,728	25	25	10.75	11.75
2006	8,719	8,719	9	9	10.75	11.75
Total ESOP Preferred Stock (1)	2,036,572	1,251,287	$2,036	1,251
Unearned ESOP shares (2)			$(2,215)	(1,360)

(1)	At March 31, 2015 and December 31, 2014, additional paid-in capital included $179 million and $109 million, respectively, related to ESOP preferred stock.

(2)
We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 15: Employee Benefits
We sponsor a frozen noncontributory qualified defined benefit retirement plan called the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date.
The net periodic benefit cost was:

	2015			2014
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended March 31,
Service cost	$—	—	2	—	—	2
Interest cost	107	6	11	116	6	11
Expected return on plan assets	(161)	—	(9)	(157)	—	(9)
Amortization of net actuarial loss (gain)	27	5	(1)	23	3	(7)
Amortization of prior service credit	—	—	(1)	—	—	(1)
Settlement loss	—	13	—	—	—	—
Net periodic benefit cost (income)	$(27)	24	2	(18)	9	(4)

Note 16: Earnings Per Common Share
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

See Note 1 (Summary of Significant Accounting Policies) for discussion of private share repurchases and the Consolidated Statement of Changes in Equity.

	Quarter ended March 31,
(in millions, except per share amounts)	2015	2014
Wells Fargo net income	$5,804	5,893
Less: Preferred stock dividends and other	343	286
Wells Fargo net income applicable to common stock (numerator)	$5,461	5,607
Earnings per common share
Average common shares outstanding (denominator)	5,160.4	5,262.8
Per share	$1.06	1.07
Diluted earnings per common share
Average common shares outstanding	5,160.4	5,262.8
Add: Stock options	28.8	33.5
Restricted share rights	40.2	46.5
Warrants	14.2	10.5
Diluted average common shares outstanding (denominator)	5,243.6	5,353.3
Per share	$1.04	1.05

The following table presents any outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2015	2014
Options	7.1	9.6

Note 17: Other Comprehensive Income
The following table provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

	Quarter ended March 31,
	2015			2014
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities:
Net unrealized gains arising during the period	$393	(47)	346	2,725	(993)	1,732
Reclassification of net gains to net income:
Interest income on investment securities (1)	(3)	1	(2)	(15)	6	(9)
Net gains on debt securities	(278)	105	(173)	(83)	31	(52)
Net gains from equity investments	(19)	7	(12)	(296)	112	(184)
Subtotal reclassifications to net income	(300)	113	(187)	(394)	149	(245)
Net change	93	66	159	2,331	(844)	1,487
Derivatives and hedging activities:
Net unrealized gains arising during the period	952	(359)	593	44	(17)	27
Reclassification of net (gains) losses to net income:
Interest income on loans	(237)	89	(148)	(124)	47	(77)
Interest expense on long-term debt	4	(1)	3	18	(7)	11
Interest income on investment securities	(1)	1	—	—	—	—
Subtotal reclassifications to net income	(234)	89	(145)	(106)	40	(66)
Net change	718	(270)	448	(62)	23	(39)
Defined benefit plans adjustments:
Net actuarial losses arising during the period	(11)	4	(7)	—	—	—
Reclassification of amounts to net periodic benefit costs (2):
Amortization of net actuarial loss	31	(12)	19	19	(7)	12
Settlements and other	12	(5)	7	(1)	—	(1)
Subtotal reclassifications to net periodic benefit costs	43	(17)	26	18	(7)	11
Net change	32	(13)	19	18	(7)	11
Foreign currency translation adjustments:
Net unrealized losses arising during the period	(55)	(11)	(66)	(17)	(3)	(20)
Reclassification of net losses to net income:
Noninterest income	—	—	—	6	—	6
Net change	(55)	(11)	(66)	(11)	(3)	(14)
Other comprehensive income	$788	(228)	560	2,276	(831)	1,445
Less: Other comprehensive income from noncontrolling interests, net of tax			301			79
Wells Fargo other comprehensive income, net of tax			$259			1,366

(1)	Represents net unrealized gains amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Cumulative OCI balances were:

(in millions)	Investment securities	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended March 31, 2015
Balance, beginning of period	$4,926	333	(1,703)	(38)	3,518
Net unrealized gains (losses) arising during the period	346	593	(7)	(66)	866
Amounts reclassified from accumulated other comprehensive income	(187)	(145)	26	—	(306)
Net change	159	448	19	(66)	560
Less: Other comprehensive income from noncontrolling interests	301	—	—	—	301
Balance, end of period	$4,784	781	(1,684)	(104)	3,777
Quarter ended March 31, 2014
Balance, beginning of period	$2,338	80	(1,053)	21	1,386
Net unrealized gains (losses) arising during the period	1,732	27	—	(20)	1,739
Amounts reclassified from accumulated other comprehensive income	(245)	(66)	11	6	(294)
Net change	1,487	(39)	11	(14)	1,445
Less: Other comprehensive income from noncontrolling interests	79	—	—	—	79
Balance, end of period	$3,746	41	(1,042)	7	2,752

Note 18: Operating Segments
We have three reportable operating segments: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement. The results for these operating segments are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to GAAP for financial accounting. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. For a description of our operating segments, including the underlying management accounting process, see Note 24 (Operating Segments) to Financial Statements in our 2014 Form 10-K.

	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Quarter ended March 31,
Net interest income (2)	$7,561	7,275	2,921	2,891	861	768	(357)	(319)	10,986	10,615
Provision (reversal of provision) for credit losses	617	419	(6)	(93)	(3)	(8)	—	7	608	325
Noninterest income	5,223	5,318	2,991	2,689	2,872	2,700	(794)	(697)	10,292	10,010
Noninterest expense	7,064	6,774	3,409	3,215	2,831	2,711	(797)	(752)	12,507	11,948
Income (loss) before income tax expense (benefit)	5,103	5,400	2,509	2,458	905	765	(354)	(271)	8,163	8,352
Income tax expense (benefit)	1,364	1,376	706	714	344	290	(135)	(103)	2,279	2,277
Net income (loss) before noncontrolling interests	3,739	4,024	1,803	1,744	561	475	(219)	(168)	5,884	6,075
Less: Net income (loss) from noncontrolling interests	74	180	6	2	—	—	—	—	80	182
Net income (loss) (3)	$3,665	3,844	1,797	1,742	561	475	(219)	(168)	5,804	5,893
Average loans	$506.4	505.0	337.6	301.9	56.9	50.0	(37.6)	(33.1)	863.3	823.8
Average assets	993.1	892.6	594.9	517.4	195.7	190.6	(75.9)	(74.7)	1,707.8	1,525.9
Average core deposits	668.9	626.5	303.4	259.0	161.4	156.0	(70.5)	(67.7)	1,063.2	973.8

(1)
Includes items not specific to a business segment and elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

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
The following table presents regulatory capital information for Wells Fargo & Company and the Bank using Basel III, which increased minimum required capital ratios, and introduced a minimum Common Equity Tier 1 (CET1) ratio. Information presented for March 31, 2015, reflects the transition to determining risk-weighted assets (RWAs) under the Basel III Standardized Approach with Transition Requirements from RWAs determined using general risk-based capital rules (General Approach) effective in 2014. The Standardized and General Approaches each apply assigned risk weights to broad risk categories but many of the risk categories and/or weights were changed by Basel III for the Standardized Approach and will generally result in higher risk-weighted assets than from those prescribed for the General Approach. We have been approved by federal banking regulators, starting in second quarter 2015, to use the Advanced Approach capital framework, which involves using our internal risk models to determine RWAs and satisfying specific risk-measurement and risk-management criteria when calculating our risk-based capital requirements. The Basel III revised definition of capital, and changes are being phased-in effective January 1, 2014, through the end of 2021.
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At March 31, 2015, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Under Basel III		Under Basel III		March 31, 2015
	Standardized Approach	General Approach	Standardized Approach	General Approach	Well- capitalized ratios (1)	Minimum capital ratios (1)
	Mar 31,	Dec 31,	Mar 31,	Dec 31,
(in billions, except ratios)	2015	2014	2015	2014
Regulatory capital:
Common equity tier 1	$139.2	137.1	121.1	119.9
Tier 1	158.8	154.7	121.1	119.9
Total	196.2	192.9	144.9	144.0
Assets:
Risk-weighted	$1,301.5	1,242.5	1,177.7	1,142.5
Adjusted average (2)	1,675.7	1,637.0	1,523.0	1,487.6
Regulatory capital ratios:
Common equity tier 1 capital	10.69%	11.04	10.28	10.49	6.50	4.50
Tier 1 capital	12.20	12.45	10.28	10.49	8.00	6.00
Total capital	15.08	15.53	12.31	12.61	10.00	8.00
Tier 1 leverage (2)	9.48	9.45	7.95	8.06	5.00	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2015.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
January (2)	22,807,070	$52.15	217,573,094
February	12,232,119	53.97	205,340,975
March	13,387,018	55.44	191,953,957
Total	48,426,207

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 26, 2014. Unless modified or revoked by the Board, this authorization does not expire.

(2)	Includes a private repurchase transaction of 14,288,273 shares at a weighted-average price per share of $52.49.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended March 31, 2015.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
January	—	$—	451,944,402
February	—	—	451,944,402
March	—	—	451,944,402
Total	—

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

Dated: May 6, 2015                                                             WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description			Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.			Filed herewith.
3(b)	By-Laws.			Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Wells Fargo Bonus Plan, as amended effective January 1, 2015.			Filed herewith.
12(a)	Computation of Ratios of Earnings to Fixed Charges:			Filed herewith.
Quarter ended March 31,
		2015	2014
	Including interest on deposits	8.51	8.47
	Excluding interest on deposits	10.87	11.02

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:			Filed herewith.
Quarter ended March 31,
		2015	2014
	Including interest on deposits	5.89	6.22
	Excluding interest on deposits	6.86	7.42

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.			Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.			Furnished herewith.
101.INS	XBRL Instance Document			Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document			Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith.