Form 10-Q
period 2015-06-30
WELLS FARGO & COMPANY/MN
filed 2015-08-05
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐

Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 31, 2015
Common stock, $1-2/3 par value	5,133,359,268

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			June 30, 2015 from		Six months ended
($ in millions, except per share amounts)	June 30, 2015	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014	% Change
For the Period
Wells Fargo net income	$5,719	5,804	5,726	(1)%	—	11,523	11,619	(1)%
Wells Fargo net income applicable to common stock	5,363	5,461	5,424	(2)	(1)	10,824	11,031	(2)
Diluted earnings per common share	1.03	1.04	1.01	(1)	2	2.07	2.06	—
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.33%	1.38	1.47	(4)	(10)	1.35	1.52	(11)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	12.71	13.17	13.40	(3)	(5)	12.94	13.86	(7)
Efficiency ratio (1)	58.5	58.8	57.9	(1)	1	58.6	57.9	1
Total revenue	21,318	21,278	21,066	—	1	42,596	41,691	2
Pre-tax pre-provision profit (PTPP) (2)	8,849	8,771	8,872	1	—	17,620	17,549	—
Dividends declared per common share	0.375	0.35	0.35	7	7	0.725	0.65	12
Average common shares outstanding	5,151.9	5,160.4	5,268.4	—	(2)	5,156.1	5,265.6	(2)
Diluted average common shares outstanding	5,220.5	5,243.6	5,350.8	—	(2)	5,233.2	5,353.2	(2)
Average loans	$870,446	863,261	831,043	1	5	866,873	827,436	5
Average assets	1,729,278	1,707,798	1,564,003	1	11	1,718,597	1,545,060	11
Average core deposits (3)	1,079,160	1,063,234	991,727	1	9	1,071,241	982,814	9
Average retail core deposits (4)	741,500	731,413	698,763	1	6	736,484	694,726	6
Net interest margin	2.97%	2.95	3.15	1	(6)	2.96	3.17	(7)
At Period End
Investment securities	$340,769	324,736	279,069	5	22	340,769	279,069	22
Loans	888,459	861,231	828,942	3	7	888,459	828,942	7
Allowance for loan losses	11,754	12,176	13,101	(3)	(10)	11,754	13,101	(10)
Goodwill	25,705	25,705	25,705	—	—	25,705	25,705	—
Assets	1,720,617	1,737,737	1,598,874	(1)	8	1,720,617	1,598,874	8
Core deposits (3)	1,082,634	1,086,993	1,007,485	—	7	1,082,634	1,007,485	7
Wells Fargo stockholders' equity	189,558	188,796	180,859	—	5	189,558	180,859	5
Total equity	190,676	189,964	181,549	—	5	190,676	181,549	5
Capital ratios (5)(6):
Total equity to assets	11.08%	10.93	11.35	1	(2)	11.08	11.35	(2)
Risk-based capital:
Common Equity Tier 1	10.78	10.69	11.31	NM	NM	10.78	11.31	NM
Tier 1 capital	12.28	12.20	12.72	NM	NM	12.28	12.72	NM
Total capital	14.45	15.08	15.89	NM	NM	14.45	15.89	NM
Tier 1 leverage	9.45	9.48	9.86	NM	NM	9.45	9.86	NM
Common shares outstanding	5,145.2	5,162.9	5,249.9	—	(2)	5,145.2	5,249.9	(2)
Book value per common share	$32.96	32.70	31.18	1	6	32.96	31.18	6
Common stock price:
High	58.26	56.29	53.05	3	10	58.26	53.05	10
Low	53.56	50.42	46.72	6	15	50.42	44.17	14
Period end	56.24	54.40	52.56	3	7	56.24	52.56	7
Team members (active, full-time equivalent)	265,800	266,000	263,500	—	1	265,800	263,500	1
NM - Not meaningful

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

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

(5)
The risk-based capital ratios presented were calculated: (a) under the Basel III Standardized Approach with Transition Requirements at June 30 and March 31, 2015, except for total capital ratio at June 30, 2015, which was calculated under the Basel III Advanced Approach with Transition Requirements, and (b) under the Basel III General Approach at June 30, 2014.

(6)	See the "Capital Management" section and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

Overview (continued)

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

Financial Review

Overview
Wells Fargo & Company is a nationwide, diversified, community-based financial services company with $1.7 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through 8,700 locations, 12,800 ATMs, the internet (wellsfargo.com) and mobile banking, and we have offices in 36 countries to support customers who conduct business in the global economy. With approximately 266,000 active, full-time equivalent team members, we serve one in three households in the United States and rank No. 30 on Fortune’s 2015 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at June 30, 2015.
We use our Vision and Values to guide us toward growth and success. Our vision is to satisfy our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Important to our strategy to achieve this vision is to increase the number of our products our customers use and to offer them all of the financial products that fulfill their financial needs. We aspire to create deep and enduring relationships with our customers by discovering their needs and delivering the most relevant products, services, advice, and guidance.
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

Financial Performance
Wells Fargo net income was $5.7 billion in second quarter 2015 with diluted earnings per share (EPS) of $1.03, compared with $5.7 billion and $1.01, respectively, a year ago. Our results reflected the benefit of our diversified business model, and our financial strength and competitive positioning allowed us to capture opportunities for growth - both organically and through acquisitions.
Compared with a year ago:

•	revenue grew 1%, with 4% growth in net interest income;

•
our total loans reached a record $888.5 billion, an increase of $59.5 billion, or 7%, even with the planned runoff in our non-strategic/liquidating portfolios, and our core loan portfolio grew by $68.5 billion, or 9%;

•	our liquidating portfolio declined $9.0 billion and was only 6% of our total loans, down from 8% a year ago;

•
our deposit franchise continued to generate strong customer and balance growth, with average deposits up $83.8 billion, or 8%, and we grew the number of primary consumer checking customers by 5.6% (May 2015 compared with May 2014);

•	our credit performance continued to improve with total net charge-offs down $67 million, or 9%, and represented only 30 basis points (annualized) of average loans; and

•	we increased the quarterly dividend rate on our common stock by 7% to $0.375 per share.

Balance Sheet and Liquidity
Our balance sheet continued to strengthen in second quarter 2015 as we increased our liquidity position, generated core loan and deposit growth, experienced continued improvement in credit quality and maintained strong capital levels. We have been able to grow our loans on a year-over-year basis for 16 consecutive quarters (for the past 13 quarters year-over-year loan growth has been 3% or greater) despite the planned runoff from our non-strategic/liquidating portfolios. Our non-strategic/liquidating loan portfolios decreased $2.2 billion during the quarter and our core loan portfolio increased $29.4 billion, which included $11.5 billion from the GE Capital loan purchase and associated financing transaction announced in first quarter 2015. Our investment securities increased by $16.0 billion during the quarter, driven primarily by purchases of federal agency mortgage-backed securities (MBS), U.S. Treasuries, and municipal securities, which were partially offset by maturities, amortization and sales.
Deposit growth continued in second quarter 2015 with period-end deposits up $17.5 billion, or 1%, from December 31, 2014. This increase reflected growth across both our commercial and consumer businesses. Our average deposit cost was 8 basis points, down 2 basis points from a year ago. We successfully grew our primary consumer checking customers (i.e., customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) by 5.6% and primary business checking customers by 5.3% from a year ago (May 2015 compared with May 2014). Our ability to consistently grow primary checking customers is important to our results because these customers have more interactions with

Overview (continued)

us and are more than twice as profitable as non-primary customers.

Credit Quality
Credit quality improved in second quarter 2015 as losses remained at historically low levels, nonperforming assets (NPAs) continued to decline, and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $650 million, or 0.30% (annualized) of average loans, in second quarter 2015, compared with $717 million a year ago (0.35%), a 9% year-over-year decrease in credit losses. Our commercial portfolio net charge-offs were $62 million, or 6 basis points of average commercial loans. Net consumer credit losses declined to 53 basis points of average consumer loans in second quarter 2015 from 62 basis points in second quarter 2014. Our commercial real estate portfolios were in a net recovery position for the tenth consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Losses on our consumer real estate portfolios declined $136 million from a year ago, down 46%, which included a $15 million decline in losses in our core 1-4 family first mortgage portfolio. The lower consumer loss levels reflected the benefit of the improving economy and our continued focus on originating high quality loans. Approximately 63% of the consumer first mortgage portfolio was originated after 2008, when more stringent underwriting standards were implemented.
Our provision for credit losses reflected a release from the allowance for credit losses of $350 million in second quarter 2015, which was $150 million less than what we released a year ago. Future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions.
In addition to lower net charge-offs and provision expense, NPAs also improved and were down $438 million, or 3%, from March 31, 2015, the eleventh consecutive quarter of decline. Nonaccrual loans declined $67 million from the prior quarter despite an increase in nonaccrual loans in our energy portfolio. The oil and gas portfolio represented only 2% of our total loan portfolio and balances in this portfolio declined by $1.1 billion from first quarter primarily due to pay downs. In addition, foreclosed assets were down $371 million from the prior quarter.

Capital
Our financial performance in second quarter 2015 resulted in strong capital generation, which increased total equity to $190.7 billion at June 30, 2015, up $712 million from the prior quarter. We continued to reduce our common share count through the repurchase of 36.3 million common shares in the quarter. We also entered into a $750 million forward repurchase contract in April 2015 with an unrelated third party that settled in July 2015 for 13.6 million shares. In addition, we entered into a $1.0 billion forward repurchase contract with an unrelated third party in July 2015 that is expected to settle in fourth quarter 2015 for approximately 17.5 million shares. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2015. Our dividend payout ratio increased to 36% in second quarter 2015 as we increased the quarterly dividend rate on our common stock by 7%.
We believe an important measure of our capital strength is the Common Equity Tier 1 ratio under Basel III, fully phased-in, which increased to 10.55% at June 30, 2015. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance (continued)

Earnings Performance
Wells Fargo net income for second quarter 2015 was $5.7 billion ($1.03 diluted earnings per common share), compared with $5.7 billion ($1.01) for second quarter 2014. Net income for the first half of 2015 was $11.5 billion ($2.07), compared with $11.6 billion ($2.06) for the same period a year ago. Our second quarter 2015 earnings reflected execution of our business strategy as we continued to satisfy our customers' financial needs. The key drivers of our financial performance in the second quarter and first half of 2015 were balanced net interest income and noninterest income, diversified sources of fee income, a diversified and growing loan portfolio and strong underlying credit performance.
Revenue, the sum of net interest income and noninterest income, was $21.3 billion in second quarter 2015, compared with $21.1 billion in second quarter 2014. Revenue for the first half of 2015 was $42.6 billion, up 2% from the first half of 2014. The increase in revenue for the second quarter and first half of 2015, compared with the same periods in 2014, was primarily due to an increase in net interest income, reflecting increases in interest income from loans and trading assets. In the second quarter and first half of 2015, net interest income represented 53% and 52% of revenue, respectively, compared with 51% for both the second quarter and first half of 2014.
Noninterest income represented 47% and 48% of revenue for the second quarter and first half of 2015, respectively, compared with 49% for both the second quarter and first half of 2014. The drivers of our noninterest income can differ depending on the interest rate and economic environment. For example, net gains on mortgage loan origination/sales activities were 12% of our fee income in second quarter 2015, up from 7% in the same period a year ago when the refinance market was not as strong. Other businesses, such as equity investments, brokerage and card, contributed more to fee income this quarter, demonstrating the benefit of our diversified business model.
Noninterest expense was $12.5 billion and $25.0 billion in the second quarter and first half of 2015, respectively, compared with $12.2 billion and $24.1 billion in the second quarter and first half of 2014, respectively. The increase for both periods reflected higher personnel expense, including higher commission and incentive compensation, as well as higher operating losses, partially offset by lower travel and entertainment expense.

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
While the Company believes that it has the ability to increase net interest income over time, net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets. In addition, some sources of interest income, such as resolutions from purchased credit-impaired (PCI) loans, loan prepayment fees and collection of interest on nonaccrual loans, can vary from period to period. Net interest income growth has been challenged during the prolonged low interest rate environment as higher yielding loans and securities have runoff and been replaced with lower yielding assets. The pace of this repricing has slowed in recent quarters.
Net interest income on a taxable-equivalent basis was $11.5 billion and $22.8 billion in the second quarter and first half of 2015, respectively, up from $11.0 billion and $21.8 billion for the same periods a year ago. The net interest margin was 2.97% and 2.96% for the second quarter and first half of 2015, respectively, down from 3.15% and 3.17% for the same periods a year ago. The increase in net interest income in the second quarter and first half of 2015 from the same periods a year ago, was primarily driven by growth in earning assets, including growth in short-term investments, investment securities, commercial and industrial loans, and trading assets, which offset a decrease in earning asset yields. Lower funding expense, due to an increase in noninterest bearing funding sources and reduced deposit costs, also contributed to higher net interest income. The decline in net interest margin in second quarter 2015, compared with the same period a year ago, was primarily driven by higher funding balances, including customer-driven deposit growth and actions we took in 2014 in response to increased regulatory liquidity expectations which raised long-term debt and term deposits. This growth in funding increased cash and federal funds sold and other short-term investments which are dilutive to net interest margin although essentially neutral to net interest income.
Average earning assets increased $153.7 billion in the second quarter and $161.8 billion in the first half of 2015, compared with the same periods a year ago, as average investment securities increased $58.3 billion in the second quarter and $53.9 billion in the first half of 2015 from the same periods a year ago. In addition, average federal funds sold and other short-term investments increased $37.3 billion in the second quarter and $49.8 billion in the first half of 2015 from the same periods a year ago. Average loans increased $39.4 billion in both the second quarter and first half of 2015, compared with the same periods a year ago.
Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $1.1 trillion in second quarter 2015 ($1.1 trillion in the first half of 2015), compared with $991.7 billion in second quarter 2014 ($982.8 billion in the first half of 2014), and funded 124% of average loans in both the second quarter and first half of 2015, compared with 119% for the same periods a year ago. Average core deposits decreased to 69% of average earning assets in both the second quarter and first half of 2015, compared with 71% for the same periods a year ago. The cost of these deposits has continued to decline due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 97% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)
	Quarter ended June 30,
			2015			2014
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$267,101	0.28%	$186	229,770	0.28%	$161
Trading assets	67,615	2.91	492	54,347	3.05	414
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	31,748	1.58	125	6,580	1.78	29
Securities of U.S. states and political subdivisions	47,075	4.13	486	42,721	4.26	456
Mortgage-backed securities:
Federal agencies	97,958	2.65	650	116,475	2.85	831
Residential and commercial	22,677	5.84	331	27,252	6.11	416
Total mortgage-backed securities	120,635	3.25	981	143,727	3.47	1,247
Other debt and equity securities	48,816	3.51	427	48,734	3.76	457
Total available-for-sale securities	248,274	3.25	2,019	241,762	3.62	2,189
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,492	2.19	243	10,829	2.20	59
Securities of U.S. states and political subdivisions	2,090	5.17	27	8	6.00	—
Federal agency mortgage-backed securities	21,044	2.00	105	6,089	2.74	42
Other debt securities	6,270	1.70	26	5,206	1.90	25
Total held-to-maturity securities	73,896	2.18	401	22,132	2.28	126
Total investment securities	322,170	3.01	2,420	263,894	3.51	2,315
Mortgages held for sale (4)	23,456	3.57	209	18,824	4.16	195
Loans held for sale (4)	666	3.51	5	157	2.55	1
Loans:
Commercial:
Commercial and industrial - U.S.	231,551	3.36	1,939	199,246	3.39	1,687
Commercial and industrial - Non U.S.	45,123	1.93	217	43,045	2.06	221
Real estate mortgage	113,089	3.48	982	112,795	3.61	1,016
Real estate construction	20,771	4.12	214	17,458	4.18	182
Lease financing	12,364	5.16	160	12,151	5.68	172
Total commercial	422,898	3.33	3,512	384,695	3.42	3,278
Consumer:
Real estate 1-4 family first mortgage	266,023	4.12	2,740	259,985	4.20	2,729
Real estate 1-4 family junior lien mortgage	57,066	4.23	603	63,305	4.31	680
Credit card	30,373	11.69	885	26,442	11.97	790
Automobile	56,974	5.88	836	53,480	6.34	845
Other revolving credit and installment	37,112	5.88	544	43,136	5.07	545
Total consumer	447,548	5.02	5,608	446,348	5.02	5,589
Total loans (4)	870,446	4.20	9,120	831,043	4.28	8,867
Other	4,859	5.14	64	4,535	5.74	65
Total earning assets	$1,556,313	3.22%	$12,496	1,402,570	3.43%	$12,018
Funding sources
Deposits:
Interest-bearing checking	$38,551	0.05%	$5	40,193	0.07%	$7
Market rate and other savings	619,837	0.06	87	583,907	0.07	101
Savings certificates	32,454	0.63	52	38,754	0.86	82
Other time deposits	52,238	0.42	55	48,512	0.41	50
Deposits in foreign offices	104,334	0.13	33	94,232	0.15	35
Total interest-bearing deposits	847,414	0.11	232	805,598	0.14	275
Short-term borrowings	84,499	0.09	21	58,845	0.10	14
Long-term debt	185,093	1.34	620	159,233	1.56	620
Other liabilities	16,405	2.03	83	13,589	2.73	93
Total interest-bearing liabilities	1,133,411	0.34	956	1,037,265	0.39	1,002
Portion of noninterest-bearing funding sources	422,902		—	365,305	—	—
Total funding sources	$1,556,313	0.25	956	1,402,570	0.28	1,002
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.97%	$11,540		3.15%	$11,016
Noninterest-earning assets
Cash and due from banks	$17,462			15,956
Goodwill	25,705			25,699
Other	129,798			119,778
Total noninterest-earning assets	$172,965			161,433
Noninterest-bearing funding sources
Deposits	$337,890			295,875
Other liabilities	67,595			51,184
Total equity	190,382			179,679
Noninterest-bearing funding sources used to fund earning assets	(422,902)			(365,305)
Net noninterest-bearing funding sources	$172,965			161,433
Total assets	$1,729,278			1,564,003

(1)
Our average prime rate was 3.25% for the quarters ended June 30, 2015 and 2014, and 3.25% for the first six months of both 2015 and 2014. The average three-month London Interbank Offered Rate (LIBOR) was 0.28% and 0.23% for the quarters ended June 30, 2015 and 2014, respectively, and 0.27% and 0.23% for the first six months of 2015 and 2014, respectively.

(2)	Yields/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)
Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.

(4)	Nonaccrual loans and related income are included in their respective loan categories.

(5)
Includes taxable-equivalent adjustments of $270 million and $225 million for the quarters ended June 30, 2015 and 2014, respectively, and $512 million and $442 million for the first six months of 2015 and 2014, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

	Six months ended June 30,
			2015			2014
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$271,392	0.28%	$376	221,573	0.28%	$305
Trading assets	65,309	2.89	945	51,306	3.10	795
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	28,971	1.56	225	6,576	1.73	57
Securities of U.S. states and political subdivisions	46,017	4.16	958	42,661	4.32	921
Mortgage-backed securities:
Federal agencies	100,064	2.71	1,356	117,055	2.90	1,695
Residential and commercial	23,304	5.77	673	27,641	6.12	845
Total mortgage-backed securities	123,368	3.29	2,029	144,696	3.51	2,540
Other debt and equity securities	47,938	3.47	827	48,944	3.68	895
Total available-for-sale securities	246,294	3.28	4,039	242,877	3.64	4,413
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	43,685	2.20	477	5,993	2.20	65
Securities of U.S. states and political subdivisions	2,019	5.16	52	4	5.97	—
Federal agency mortgage-backed securities	16,208	1.95	158	6,125	2.93	90
Other debt securities	6,530	1.71	55	5,807	1.88	54
Total held-to-maturity securities	68,442	2.18	742	17,929	2.34	209
Total investment securities	314,736	3.04	4,781	260,806	3.55	4,622
Mortgages held for sale (4)	21,530	3.59	386	17,696	4.13	365
Loans held for sale (4)	683	3.08	10	134	4.08	3
Loans:
Commercial:
Commercial and industrial - U.S.	229,627	3.32	3,783	196,570	3.41	3,328
Commercial and industrial - Non U.S.	45,093	1.90	426	42,616	1.99	421
Real estate mortgage	112,298	3.52	1,963	112,810	3.58	2,006
Real estate construction	20,135	3.83	383	17,265	4.28	366
Lease financing	12,341	5.06	312	12,206	5.90	360
Total commercial	419,494	3.30	6,867	381,467	3.42	6,481
Consumer:
Real estate 1-4 family first mortgage	265,923	4.12	5,481	259,737	4.19	5,434
Real estate 1-4 family junior lien mortgage	57,968	4.25	1,224	64,155	4.31	1,372
Credit card	30,376	11.74	1,768	26,363	12.14	1,588
Automobile	56,492	5.91	1,657	52,642	6.42	1,676
Other revolving credit and installment	36,620	5.94	1,079	43,072	5.03	1,076
Total consumer	447,379	5.03	11,209	445,969	5.02	11,146
Total loans (4)	866,873	4.19	18,076	827,436	4.28	17,627
Other	4,795	5.27	127	4,595	5.73	131
Total earning assets	$1,545,318	3.21%	$24,701	1,383,546	3.46%	$23,848
Funding sources
Deposits:
Interest-bearing checking	$38,851	0.05%	$10	38,506	0.07%	$13
Market rate and other savings	616,643	0.06	184	581,489	0.07	206
Savings certificates	33,525	0.69	116	39,639	0.87	171
Other time deposits	54,381	0.41	111	47,174	0.42	98
Deposits in foreign offices	104,932	0.13	69	92,650	0.14	66
Total interest-bearing deposits	848,332	0.12	490	799,458	0.14	554
Short-term borrowings	78,141	0.10	39	56,686	0.10	27
Long-term debt	184,432	1.33	1,224	156,528	1.59	1,239
Other liabilities	16,648	2.17	180	13,226	2.72	180
Total interest-bearing liabilities	1,127,553	0.34	1,933	1,025,898	0.39	2,000
Portion of noninterest-bearing funding sources	417,765		—	357,648	—	—
Total funding sources	$1,545,318	0.25	1,933	1,383,546	0.29	2,000
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.96%	$22,768		3.17%	$21,848
Noninterest-earning assets
Cash and due from banks	$17,262			16,159
Goodwill	25,705			25,668
Other	130,312			119,687
Total noninterest-earning assets	$173,279			161,514
Noninterest-bearing funding sources
Deposits	$331,745			290,004
Other liabilities	69,779			52,065
Total equity	189,520			177,093
Noninterest-bearing funding sources used to fund earning assets	(417,765)			(357,648)
Net noninterest-bearing funding sources	$173,279			161,514
Total assets	$1,718,597			1,545,060

Noninterest Income
Table 2: Noninterest Income
				Six months
	Quarter ended June 30,		%	ended June 30,
(in millions)	2015	2014	Change	2015	2014	% Change
Service charges on deposit accounts	$1,289	1,283	—%	$2,504	2,498	—%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,399	2,280	5	4,779	4,521	6
Trust and investment management	861	838	3	1,713	1,682	2
Investment banking	450	491	(8)	895	818	9
Total trust and investment fees	3,710	3,609	3	7,387	7,021	5
Card fees	930	847	10	1,801	1,631	10
Other fees:
Charges and fees on loans	304	342	(11)	613	709	(14)
Merchant processing fees	202	183	10	389	355	10
Cash network fees	132	128	3	257	248	4
Commercial real estate brokerage commissions	141	99	42	270	171	58
Letters of credit fees	90	92	(2)	178	188	(5)
All other fees	238	244	(2)	478	464	3
Total other fees	1,107	1,088	2	2,185	2,135	2
Mortgage banking:
Servicing income, net	514	1,035	(50)	1,037	1,973	(47)
Net gains on mortgage loan origination/sales activities	1,191	688	73	2,215	1,260	76
Total mortgage banking	1,705	1,723	(1)	3,252	3,233	1
Insurance	461	453	2	891	885	1
Net gains from trading activities	133	382	(65)	541	814	(34)
Net gains on debt securities	181	71	155	459	154	198
Net gains from equity investments	517	449	15	887	1,296	(32)
Lease income	155	129	20	287	262	10
Life insurance investment income	145	138	5	290	270	7
All other	(285)	103	NM	(144)	86	NM
Total	$10,048	10,275	(2)	$20,340	20,285	—
NM - Not meaningful

Noninterest income was $10.0 billion and $10.3 billion for second quarter 2015 and 2014, respectively, and $20.3 billion for both the first half of 2015 and 2014. This income represented 47% and 48% of revenue for the second quarter and first half of 2015, respectively, compared with 49% for both the second quarter and first half of 2014. Many of our businesses, including credit and debit cards, merchant card processing, commercial banking, asset-backed finance, real estate capital markets, international, wealth management and retirement grew noninterest income in the second quarter and first half of 2015. This growth was offset by lower other income driven by the accounting impact related to debt hedges.
Service charges on deposit accounts were $1.3 billion and $2.5 billion in the second quarter and first half of 2015, respectively, unchanged from the second quarter and first half of 2014, respectively. Lower overdraft fees driven by changes implemented in early October 2014, designed to provide customers with more real time information, were offset by higher fees from commercial product sales and commercial product re-pricing.
Brokerage advisory, commissions and other fees are received for providing services to full-service and discount brokerage customers. Income from these brokerage-related activities include asset-based fees, which are based on the market value of the customer’s assets, and transactional commissions based on the number and size of transactions executed at the customer’s direction. These fees increased to $2.4 billion and $4.8 billion in the second quarter and first half of 2015, respectively, from $2.3 billion and $4.5 billion for the same periods in 2014. The increase in retail brokerage income was predominantly due to higher asset-based fees as a result of higher market values and growth in assets under management. Retail brokerage client assets totaled $1.43 trillion at June 30, 2015, up 1% from $1.42 trillion at June 30, 2014.
We earn trust and investment management fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. Trust and investment management fees are largely based on a tiered scale relative to the market value of the assets under management or administration. These fees increased to $861 million and $1.71 billion in the second quarter and first half of 2015, respectively, from $838 million and $1.68 billion for the same periods in 2014, with growth primarily due to higher market values. At June 30, 2015, these assets totaled $2.4 trillion, compared with $2.5 trillion at June 30, 2014.
We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees decreased to $450 million in second quarter 2015 from $491 million for the same period in 2014, driven by declines in advisory services and equity origination. In the first half of 2015, investment banking fees increased to $895 million from

Earnings Performance (continued)

$818 million for the same period in 2014, driven by higher investment grade debt origination reflecting an active domestic market.
Card fees were $930 million and $1.8 billion in the second quarter and first half of 2015, respectively, compared with $847 million and $1.6 billion for the same periods a year ago. The increase was primarily due to account growth and increased purchase activity.
Other fees of $1.11 billion and $2.19 billion in the second quarter and first half of 2015, respectively, increased from $1.09 billion and $2.14 billion for the same periods a year ago as increases in commercial real estate brokerage commissions and merchant processing fees more than offset a decline in charges and fees on loans. Charges and fees on loans decreased to $304 million and $613 million in the second quarter and first half of 2015, respectively, compared with $342 million and $709 million for the same periods a year ago, primarily due to the phase out of the direct deposit advance product during the first half of 2014. Commercial real estate brokerage commissions increased by $42 million and $99 million in the second quarter and first half of 2015, respectively, compared with the same periods a year ago, driven by increased sales and other property-related activities, including financing and advisory services.
Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.7 billion in both second quarter 2015 and 2014, and totaled $3.3 billion for the first half of 2015, compared with $3.2 billion for the same period a year ago.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for second quarter 2015 included a $107 million net MSR valuation gain ($1.1 billion increase in the fair value of the MSRs and a $946 million hedge loss) and for second quarter 2014 included a $475 million net MSR valuation gain ($835 million decrease in the fair value of the MSRs offset by an $1.3 billion hedge gain). For the first half of 2015, net servicing income included a $215 million net MSR valuation gain ($280 million increase in the fair value of the MSRs and a $65 million hedge loss) and for the same period of 2014 included a $882 million net MSR valuation gain ($1.3 billion decrease in the fair value of the MSRs offset by an $2.2 billion hedge gain). The decrease in net MSR valuation gains in the second quarter and first half of 2015, compared with the same periods in 2014, was primarily attributable to lower hedge gains, MSR valuation adjustments in first quarter 2015 that reflected higher prepayment expectations due to the reduction in FHA mortgage insurance premiums as well as overall lower actual prepayments in the first half of 2014.
Our portfolio of residential and commercial loans serviced for others was $1.81 trillion at June 30, 2015, and $1.86 trillion at December 31, 2014. At June 30, 2015, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.77%, compared with 0.75% at December 31, 2014. See the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sale activities were $1.2 billion and $2.2 billion in the second quarter and first half of 2015, respectively, up from $688 million and $1.3 billion for the same periods a year ago. The increase in the second quarter and first half of 2015, compared with the same periods a year ago, was primarily driven by increased origination volumes and margins. Mortgage loan originations were $62 billion for second quarter 2015, of which 54% were for home purchases, compared with $47 billion and 74%, respectively, for the same period a year ago. The year-over-year increase was primarily driven by higher refinance activity reflecting lower mortgage interest rates. Mortgage applications were $81 billion and $174 billion in the second quarter and first half of 2015, respectively, compared with $72 billion and $132 billion for the same periods a year ago. The real estate 1-4 family first mortgage unclosed pipeline was $38 billion at June 30, 2015, compared with $30 billion at June 30, 2014. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For the first half of 2015, we released a net $34 million from the repurchase liability, including $18 million in second quarter 2015, compared with a net $20 million release for the first half of 2014, including $26 million in second quarter 2014. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.
We engage in trading activities primarily to accommodate the investment activities of our customers, execute economic hedging to manage certain components of our balance sheet risks and for a very limited amount of proprietary trading for our own account. Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $133 million and $541 million in the second quarter and first half of 2015, respectively, compared with $382 million and $814 million for the same periods a year ago. Both second quarter and first half year-over-year decreases were primarily driven by lower economic hedge income and lower deferred compensation gains (offset in employee benefits expense).
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
Net gains on debt and equity securities totaled $698 million for second quarter 2015 and $520 million for second quarter 2014 ($1.3 billion and $1.5 billion for the first half of 2015 and 2014, respectively), net of other-than-temporary impairment (OTTI) write-downs of $96 million and $82 million for second quarter 2015 and 2014, respectively, and $169 million and $217 million for the first half of 2015 and 2014, respectively. The increase in net gains on debt and equity securities in second quarter 2015 compared with the same period a year ago reflects positive operating performance in the portfolio. The decrease in net gains on debt and equity securities in the first half of 2015 compared with the same period a year ago was primarily due to lower net gains from equity investments as our portfolio benefited from strong public and private equity markets in 2014.

All other income was $(285) million and $(144) million in the second quarter and first half of 2015, respectively, compared with $103 million and $86 million for the same periods a year ago. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method of accounting, any of which can cause decreases and net losses in other income. The decrease in other income for the second quarter and first half of 2015, compared with the same periods a year ago, primarily reflected changes in ineffectiveness recognized on interest rate swaps used to hedge our exposure to interest rate risk on long-term debt and cross-currency swaps, cross-currency interest rate swaps and forward contracts used to hedge our exposure to foreign currency risk and interest rate risk involving non-U.S. dollar denominated long-term debt. A portion of the ineffectiveness recognized was partially offset by benefits from certain economic hedges. The ineffective portion recognized on our fair value hedges was $(287) million and $(114) million in the second quarter and first half of 2015, respectively, compared with $104 million and $224 million for the same periods a year ago. For additional information about derivatives used as part of our asset/liability management, see Note 12 (Derivatives) to Financial Statements in this Report.

Noninterest Expense
Table 3: Noninterest Expense
				Six months
	Quarter ended June 30,		%	ended June 30,		%
(in millions)	2015	2014	Change	2015	2014	Change
Salaries	$3,936	3,795	4%	$7,787	7,523	4%
Commission and incentive compensation	2,606	2,445	7	5,291	4,861	9
Employee benefits	1,106	1,170	(5)	2,583	2,542	2
Equipment	470	445	6	964	935	3
Net occupancy	710	722	(2)	1,433	1,464	(2)
Core deposit and other intangibles	312	349	(11)	624	690	(10)
FDIC and other deposit assessments	222	225	(1)	470	468	—
Outside professional services	627	646	(3)	1,175	1,205	(2)
Operating losses	521	364	43	816	523	56
Outside data processing	269	259	4	522	500	4
Contract services	238	249	(4)	463	483	(4)
Travel and entertainment	172	243	(29)	330	462	(29)
Postage, stationery and supplies	180	170	6	351	361	(3)
Advertising and promotion	169	187	(10)	287	305	(6)
Foreclosed assets	117	130	(10)	252	262	(4)
Telecommunications	113	111	2	224	225	—
Insurance	156	140	11	296	265	12
Operating leases	64	54	19	126	104	21
All other	481	490	(2)	982	964	2
Total	$12,469	12,194	2	$24,976	24,142	3

Noninterest expense was $12.5 billion in second quarter 2015, up 2% from $12.2 billion a year ago, predominantly due to higher personnel expenses ($7.6 billion, up from $7.4 billion a year ago) and higher operating losses ($521 million, up from $364 million a year ago), partially offset by lower travel and entertainment expense ($172 million, down from $243 million a year ago). For the first half of 2015, noninterest expense was up 3% from the same period a year ago predominantly due to higher personnel expenses ($15.7 billion, up from $14.9 billion a year ago) and higher operating losses ($816 million, up from $523 million a year ago), partially offset by lower travel and entertainment expense ($330 million, down from $462 million a year ago).
Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were up $238 million, or 3%, in second quarter 2015 compared with the same quarter last year, and up $735 million, or 5%, for the first half of 2015 compared with the same period in 2014. The increase in both periods was predominantly due to higher revenue-related compensation, annual salary increases and staffing growth across various businesses. These increases were partially offset by lower deferred compensation (offset in trading revenue).

Operating losses were up 43% and 56% in the second quarter and first half of 2015, respectively, compared with the same periods a year ago. The increase for both periods was predominantly due to litigation accruals for various legal matters.
Travel and entertainment expense was down 29% in both the second quarter and first half of 2015, compared with the same periods a year ago, primarily driven by travel expense reduction initiatives.
In general, our noninterest expense continued to reflect ongoing investments in our risk management infrastructure to meet increased regulatory and compliance requirements as well as to address evolving cybersecurity risk.
The efficiency ratio was 58.5% in second quarter 2015, compared with 57.9% in the prior year. The Company expects to operate within its targeted efficiency ratio range of 55 to 59% for full year 2015.

Earnings Performance (continued)

Income Tax Expense
Our effective tax rate was 32.6% and 33.4% for second quarter 2015 and 2014, respectively. Our effective tax rate was 30.4% in the first half of 2015, down from 30.7% in the first half of 2014. The effective tax rates for the first half of 2015 and 2014 reflected $359 million and $423 million, respectively, of discrete tax benefits recognized in the first quarter of each period primarily from reductions in reserves for uncertain tax positions due to audit resolutions of prior period matters with U.S. federal and state taxing authorities.

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

Table 4: Operating Segment Results – Highlights
(income/expense in millions,	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
average balances in billions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Quarter ended June 30,
Revenue	$12,661	12,606	6,083	5,946	3,739	3,550	(1,165)	(1,036)	21,318	21,066
Provision (reversal of provision) for credit losses	363	279	(58)	(49)	(10)	(25)	5	12	300	217
Noninterest expense	7,164	7,020	3,295	3,203	2,775	2,695	(765)	(724)	12,469	12,194
Net income	3,358	3,431	2,011	1,952	602	544	(252)	(201)	5,719	5,726
Average loans	$506.5	505.4	343.6	308.1	59.3	51.0	(39.0)	(33.5)	870.4	831.0
Average core deposits	685.7	639.8	304.2	265.8	159.4	153.0	(70.1)	(66.9)	1,079.2	991.7
Six months ended June 30,
Revenue	$25,445	25,199	11,995	11,526	7,472	7,018	(2,316)	(2,052)	42,596	41,691
Provision (reversal of provision) for credit losses	980	698	(64)	(142)	(13)	(33)	5	19	908	542
Noninterest expense	14,228	13,794	6,704	6,418	5,606	5,406	(1,562)	(1,476)	24,976	24,142
Net income (loss)	7,023	7,275	3,808	3,694	1,163	1,019	(471)	(369)	11,523	11,619
Average loans	$506.5	505.2	340.6	305.0	58.1	50.5	(38.3)	(33.3)	866.9	827.4
Average core deposits	677.3	633.2	303.8	262.4	160.4	154.5	(70.3)	(67.3)	1,071.2	982.8

(1)
Includes corporate items not specific to a business segment and the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

Cross-sell Our cross-sell strategy is to increase the number of products our customers use by offering them all of the financial products that satisfy their financial needs. Our approach is needs-based as some customers will benefit from more products, and some may need fewer. We believe there is continued opportunity to earn more business from our customers as we build lifelong relationships with them. We track our cross-sell activities based on whether the customer is a retail banking household or has a wholesale banking relationship. For additional information regarding our cross-sell metrics, see the "Earnings Performance – Operating Segments – Cross-sell" section in our 2014 Form 10-K.

Operating Segment Results
The following discussion provides a description of each of our operating segments, including cross-sell metrics and financial results.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including checking and savings accounts, credit and debit cards, and auto, student, and small business lending. These products also include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. The Community Banking segment also includes the results of our Corporate Treasury activities net of allocations in support of the other operating segments and results of investments in our affiliated venture capital partnerships. Our retail banking household cross-sell was 6.13 products per household in May 2015, compared with 6.17 in May 2014. The May 2015 retail banking household cross-sell ratio reflects the impact of the sale of government guaranteed student loans in fourth quarter 2014. Table 4a provides additional financial information for Community Banking.

Table 4a - Community Banking
	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2015	2014	% Change	2015	2014	% Change
Net interest income	$7,698	7,386	4%	$15,259	14,661	4%
Noninterest income:
Service charges on deposit accounts	832	866	(4)	1,604	1,683	(5)
Trust and investment fees:
Brokerage advisory, commissions and other fees	523	447	17	1,029	880	17
Trust and investment management	209	195	7	423	394	7
Investment banking (1)	(24)	(39)	(38)	(60)	(46)	30
Total trust and investment fees	708	603	17	1,392	1,228	13
Card fees	859	783	10	1,661	1,504	10
Other fees	571	588	(3)	1,122	1,181	(5)
Mortgage banking	1,575	1,660	(5)	3,010	3,084	(2)
Insurance	32	32	—	63	64	(2)
Net gains (losses) from trading activities	(89)	84	(206)	(6)	120	(105)
Net gains on debt securities	68	11	518	274	21	NM
Net gains from equity investments (2)	323	319	1	613	1,074	(43)
Other income of the segment	84	274	(69)	453	579	(22)
Total noninterest income	4,963	5,220	(5)	10,186	10,538	(3)

Total revenue	12,661	12,606	—	25,445	25,199	1

Provision for credit losses	363	279	30	980	698	40
Noninterest expense:
Personnel expense	4,404	4,271	3	8,952	8,530	5
Equipment	422	402	5	858	822	4
Net occupancy	520	535	(3)	1,054	1,090	(3)
Core deposit and other intangibles	145	156	(7)	291	314	(7)
FDIC and other deposit assessments	140	151	(7)	287	303	(5)
Outside professional services	267	258	3	474	482	(2)
Operating losses	406	322	26	636	441	44
Other expense of the segment	860	925	(7)	1,676	1,812	(8)
Total noninterest expense	7,164	7,020	2	14,228	13,794	3
Income before income tax expense and noncontrolling interests	5,134	5,307	(3)	10,237	10,707	(4)
Income tax expense	1,707	1,820	(6)	3,071	3,196	(4)
Net income from noncontrolling interests (3)	69	56	23	143	236	(39)
Net income	$3,358	3,431	(2)	$7,023	7,275	(3)
Average loans	$506.5	505.4	—	$506.5	505.2	—
Average core deposits	685.7	639.8	7	677.3	633.2	7
NM - Not meaningful

(1)	Represents syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(2)	Predominantly represents gains resulting from venture capital investments.

(3)	Reflects results attributable to noncontrolling interests primarily associated with the Company’s consolidated merchant services joint venture and venture capital investments.
Community Banking reported net income of $3.4 billion, down $73 million, or 2%, from second quarter 2014, and $7 billion for the first half of 2015, down $252 million, or 3%, compared with the same period a year ago. Revenue of $12.7 billion increased $55 million, or 0.4%, from second quarter 2014, and was $25.4 billion for the first half of 2015, an increase of $246 million, or 1%, compared with the same period last year. The increase in revenue for both periods was due to higher net interest income, trust and investment fees, gains on sale of debt securities, and debit and credit card fees, partially offset by lower gains on equity investments and trading activities, and lower mortgage banking income. Average core deposits increased $45.9 billion, or 7%, from second quarter 2014 and $44.1 billion, or 7%, from the first half of 2014. Primary consumer checking customers as of May 2015 (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) were up 5.6% from May 2014. Noninterest expense increased 2% from second quarter 2014 and 3% from the first half of 2014 driven by higher personnel expenses and operating losses, partially offset by lower travel, occupancy, and other expenses. Net loan charge-offs decreased $97 million from second quarter 2014 and $269 million from the first half of 2014 primarily due to improvement in the consumer real estate portfolios. The provision for credit losses increased $84 million from second quarter 2014 and $282 million from the first half of 2014 as the improvement in net charge-offs was more than offset by a lower allowance release.

Earnings Performance (continued)

Wholesale Banking provides financial solutions to businesses across the United States and globally with annual sales generally in excess of $20 million. Products and business segments include Middle Market Commercial Banking, Government and Institutional Banking, Corporate Banking, Commercial Real Estate, Treasury Management, Wells Fargo Capital Finance, Insurance, International, Real Estate Capital Markets, Commercial Mortgage Servicing, Corporate Trust, Equipment

Finance, Wells Fargo Securities, Principal Investments, Asset Backed Finance, and Asset Management. Wholesale Banking cross-sell was 7.3 products per relationship in second quarter 2015, up from 7.2 in second quarter 2014. Table 4b provides additional financial information for Wholesale Banking.

Table 4b - Wholesale Banking
	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2015	2014	% Change	2015	2014	% Change
Net interest income	$3,068	2,953	4%	$5,989	5,844	2%
Noninterest income:
Service charges on deposit accounts	456	416	10	899	814	10
Trust and investment fees:
Brokerage advisory, commissions and other fees	84	81	4	169	157	8
Trust and investment management	459	450	2	912	910	—
Investment banking	476	533	(11)	960	870	10
Total trust and investment fees	1,019	1,064	(4)	2,041	1,937	5
Card fees	70	64	9	139	126	10
Other fees	535	499	7	1,061	952	11
Mortgage banking	130	63	106	243	149	63
Insurance	368	379	(3)	712	740	(4)
Net gains from trading activities	224	234	(4)	507	594	(15)
Net gains on debt securities	112	59	90	173	128	35
Net gains from equity investments	187	127	47	264	215	23
Other income of the segment	(86)	88	(198)	(33)	27	(222)
Total noninterest income	3,015	2,993	1	6,006	5,682	6

Total revenue	6,083	5,946	2	11,995	11,526	4

Reversal of provision for credit losses	(58)	(49)	18	(64)	(142)	(55)
Noninterest expense:
Personnel expense	1,828	1,702	7	3,779	3,492	8
Equipment	38	32	19	85	92	(8)
Net occupancy	114	111	3	227	222	2
Core deposit and other intangibles	85	105	(19)	170	201	(15)
FDIC and other deposit assessments	67	58	16	146	128	14
Outside professional services	254	274	(7)	490	517	(5)
Operating losses	48	29	66	85	48	77
Other expense of the segment	861	892	(3)	1,722	1,718	—
Total noninterest expense	3,295	3,203	3	6,704	6,418	4
Income before income tax expense and noncontrolling interests	2,846	2,792	2	5,355	5,250	2
Income tax expense	840	838	—	1,546	1,552	—
Net income from noncontrolling interests	(5)	2	(350)	1	4	(75)
Net income	$2,011	1,952	3	$3,808	3,694	3
Average loans	$343.6	308.1	12	$340.6	305.0	12
Average core deposits	304.2	265.8	14	303.8	262.4	16

Wholesale Banking had net income of $2.0 billion in second quarter 2015, up $59 million, or 3%, from second quarter 2014. In the first half of 2015, net income of $3.8 billion increased $114 million, or 3%, from the same period a year ago. The higher results for both second quarter and the first half of 2015 were driven by increased revenues which were partially offset by increased expenses. Revenue increased $137 million, or 2%, from second quarter 2014 and $469 million, or 4%, from the first half of 2014 on both increased net interest income and noninterest income. Net interest income increased driven by loan growth, which included the GE Capital loan purchase and financing transaction, and other earning asset growth. Noninterest income increased primarily due to higher mortgage banking income driven by originations and sales of commercial mortgage loans, higher service charges on deposits as a result of increased treasury management fees, increased other fees related to higher commercial real estate brokerage commissions and higher gains on debt and equity investments.

Average loans of $343.6 billion in second quarter 2015 increased $35.5 billion, or 12%, from second quarter 2014, driven by broad based growth across most customer segments. Average core deposits of $304.2 billion increased $38.4 billion, or 14%, from second quarter 2014 reflecting continued customer liquidity. Noninterest expense increased 3% from second quarter 2014 and 4% from the first half of 2014, primarily due to higher personnel expenses related to growth initiatives, compliance, and regulatory requirements. The provision for credit losses remained in a net recovery position for the second quarter and first half of 2015 with the amount of reversal increasing $9 million from second quarter 2014 but decreasing $78 million from the first half of 2014 driven by lower net credit recoveries.

Wealth, Brokerage and Retirement provides a full range of financial advisory services to clients using a planning approach to meet each client's financial needs. Wealth Management provides affluent and high net worth clients with a complete range of wealth management solutions, including financial planning, private banking, credit, investment management and fiduciary services. Abbot Downing, a Wells Fargo business, provides comprehensive wealth management services to ultra-high net worth families and individuals as well as endowments and foundations. Brokerage serves customers' advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the United States. Retirement is a national leader in providing retirement and trust services (including 401(k) and pension plan record keeping) for institutional clients and reinsurance services for the life insurance industry. Wealth, Brokerage and Retirement cross-sell was 10.53 products per retail banking household in May 2015, up from 10.44 a year ago. Table 4c provides additional financial information for Wealth, Brokerage and Retirement.

Table 4c - Wealth, Brokerage and Retirement
	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2015	2014	% Change	2015	2014	% Change
Net interest income	$865	775	12%	$1,726	1,543	12%
Noninterest income:
Service charges on deposit accounts	6	5	20	10	9	11
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,316	2,199	5	4,610	4,363	6
Trust and investment management	409	396	3	816	788	4
Investment banking (1)	(2)	(3)	(33)	(5)	(6)	(17)
Total trust and investment fees	2,723	2,592	5	5,421	5,145	5
Card fees	1	1	—	2	2	—
Other fees	4	5	(20)	8	9	(11)
Mortgage banking	(1)	—	NM	(3)	(1)	200
Insurance	61	42	45	116	81	43
Net gains from trading activities	(2)	64	(103)	40	100	(60)
Net gains on debt securities	1	1	—	12	5	140
Net gains from equity investments	7	3	133	10	7	43
Other income of the segment	74	62	19	130	118	10
Total noninterest income	2,874	2,775	4	5,746	5,475	5

Total revenue	3,739	3,550	5	7,472	7,018	6

Reversal of provision for credit losses	(10)	(25)	(60)	(13)	(33)	(61)
Noninterest expense:
Personnel expense	1,831	1,813	1	3,763	3,660	3
Equipment	11	13	(15)	23	24	(4)
Net occupancy	105	103	2	210	206	2
Core deposit and other intangibles	82	88	(7)	163	175	(7)
FDIC and other deposit assessments	26	28	(7)	63	63	—
Outside professional services	114	122	(7)	226	222	2
Operating losses	69	14	393	99	38	161
Other expense of the segment	537	514	4	1,059	1,018	4
Total noninterest expense	2,775	2,695	3	5,606	5,406	4
Income before income tax expense and noncontrolling interests	974	880	11	1,879	1,645	14
Income tax expense	369	334	10	713	624	14
Net income from noncontrolling interests	3	2	50	3	2	50
Net income	$602	544	11	$1,163	1,019	14
Average loans	$59.3	51.0	16	$58.1	50.5	15
Average core deposits	159.4	153.0	4	160.4	154.5	4
NM - Not meaningful

(1)	Represents syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

Earnings Performance (continued)

Wealth, Brokerage and Retirement reported net income of $602 million in second quarter 2015, up 11% from second quarter 2014. Net income for the first half of 2015 was $1.2 billion, up 14% compared with the same period a year ago. Growth in net income for both periods was driven by revenue growth. Revenue was up 5% from second quarter 2014 and up 6% from the first half of 2014, primarily due to higher asset-based fees and net interest income. Average loans in second quarter 2015 of $59.3 billion were up 16% from second quarter 2014. First half 2015 average loans increased 15% from the same period a year ago. Average loan growth was driven by growth in non-conforming mortgages, commercial and security-based lending. Average core deposits in second quarter 2015 of $159.4 billion were up 4% from second quarter 2014. First half 2015 average core deposits increased 4% from the same period a year ago. Noninterest expense was up 3% from second quarter 2014 and up 4% from the first half of 2014 largely due to increased personnel expenses, largely broker commissions, and higher operating losses reflecting increased litigation accruals. Total provision for credit losses increased $15 million and $20 million from the second quarter and first half of 2014, respectively, driven primarily by lower allowance releases.

Balance Sheet Analysis
At June 30, 2015, our assets totaled $1.7 trillion, up $33.5 billion from December 31, 2014. The predominant areas of asset growth were in investment securities, which increased $27.8 billion, loans, which increased $25.9 billion (including $11.5 billion from the GE Capital loan purchase and financing transaction) and mortgages held for sale, which increased $5.9 billion. A decrease in federal funds sold and other short-term investments of $26.2 billion combined with deposit growth of $17.5 billion, an increase in short-term borrowings of $19.4 billion, and total equity growth of $5.4 billion from December 31, 2014, were the predominant sources that funded our asset growth in the first half of 2015. Equity growth benefited from $7.1 billion in earnings net of dividends paid.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Investment Securities

Table 5: Investment Securities – Summary
	June 30, 2015			December 31, 2014
(in millions)	Amortized Cost	Net unrealized gain	Fair value	Amortized Cost	Net unrealized gain	Fair value
Available-for-sale securities:
Debt securities	$253,785	4,395	258,180	247,747	6,019	253,766
Marketable equity securities	1,145	1,342	2,487	1,906	1,770	3,676
Total available-for-sale securities	254,930	5,737	260,667	249,653	7,789	257,442
Held-to-maturity debt securities	80,102	213	80,315	55,483	876	56,359
Total investment securities (1)	$335,032	5,950	340,982	305,136	8,665	313,801

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.

Table 5 presents a summary of our investment securities portfolio, which increased $27.8 billion from December 31, 2014, predominantly due to purchases of U.S. Treasury securities and Federal agency mortgage-backed securities. The total net unrealized gains on available-for-sale securities were $5.7 billion at June 30, 2015, down from $7.8 billion at December 31, 2014, due primarily to an increase in interest rates. For a discussion of our investment management objectives and practices, see the "Balance Sheet Analysis" section of our 2014 Form 10-K. Also, see the “Risk Management - Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. Of the $169 million in OTTI write-downs recognized in earnings in the first half of 2015, $51 million related to debt securities and $117 million related to nonmarketable equity investments, which are included in other assets. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K and Note 4 (Investment Securities) to Financial Statements in this Report.
At June 30, 2015, investment securities included $50.5 billion of municipal bonds, of which 93.0% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are substantially all investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.
The weighted-average expected maturity of debt securities available-for-sale was 6.6 years at June 30, 2015. Because 48% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.

Table 6: Mortgage-Backed Securities Available-for-Sale
(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At June 30, 2015
Actual	$123.8	2.8	4.9
Assuming a 200 basis point:
Increase in interest rates	112.8	(8.2)	6.7
Decrease in interest rates	128.3	7.3	2.6

The weighted-average expected maturity of debt securities held-to-maturity was 6.5 years at June 30, 2015. See Note 4 (Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.

Balance Sheet Analysis (continued)

Loan Portfolio
Total loans were $888.5 billion at June 30, 2015, up $25.9 billion from December 31, 2014. Table 7 provides a summary of total outstanding loans by core and non-strategic/liquidating loan portfolios. Loans in the core portfolio grew $30.3 billion from December 31, 2014, primarily due to growth in commercial and industrial and real estate construction loans within the commercial loan portfolio segment, which included the GE Capital loan purchase and associated financing transaction announced in first quarter 2015. Non-strategic/liquidating portfolios decreased by $4.4 billion. Additional information on the non-strategic and liquidating loan portfolios is included in Table 12 in the “Risk Management – Credit Risk Management” section in this Report.

Table 7: Loan Portfolios
	June 30, 2015			December 31, 2014
(in millions)	Core	Liquidating	Total	Core	Liquidating	Total
Commercial	$437,430	592	438,022	413,701	1,125	414,826
Consumer	394,670	55,767	450,437	388,062	59,663	447,725
Total loans	$832,100	56,359	888,459	801,763	60,788	862,551
Change from prior year-end	$30,337	(4,429)	25,908	60,343	(20,078)	40,265

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

Table 8 shows contractual loan maturities for loan categories normally not subject to regular periodic principal reduction and the contractual distribution of loans in those categories to changes in interest rates.

Table 8: Maturities for Selected Commercial Loan Categories
	June 30, 2015				December 31, 2014
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$79,986	182,824	22,007	284,817	76,216	172,801	22,778	271,795
Real estate mortgage	17,980	65,933	35,782	119,695	17,485	61,092	33,419	111,996
Real estate construction	6,981	12,939	1,389	21,309	6,079	11,312	1,337	18,728
Total selected loans	$104,947	261,696	59,178	425,821	99,780	245,205	57,534	402,519
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$18,523	27,268	22,001	67,792	15,574	25,429	20,002	61,005
Loans at floating/variable interest rates	86,424	234,428	37,177	358,029	84,206	219,776	37,532	341,514
Total selected loans	$104,947	261,696	59,178	425,821	99,780	245,205	57,534	402,519

Deposits
Deposits totaled $1.2 trillion at both June 30, 2015, and December 31, 2014. Table 9 provides additional information regarding deposits. Deposit growth of $17.5 billion from December 31, 2014, reflected continued customer-driven growth as well as liquidity-related issuances of term deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $1.1 trillion at June 30, 2015, up $28.3 billion from December 31, 2014.

Table 9: Deposits
($ in millions)	Jun 30, 2015	% of total deposits	Dec 31, 2014	% of total deposits	% % Change
Noninterest-bearing	$343,581	28%	$321,962	27%	7
Interest-bearing checking	42,950	4	41,713	4	3
Market rate and other savings	597,865	50	585,530	50	2
Savings certificates	31,500	3	35,354	3	(11)
Foreign deposits (1)	66,738	6	69,789	6	(4)
Core deposits	1,082,634	91	1,054,348	90	3
Other time and savings deposits	68,110	6	76,322	7	(11)
Other foreign deposits	35,084	3	37,640	3	(7)
Total deposits	$1,185,828	100%	$1,168,310	100%	1

(1)	Reflects Eurodollar sweep balances included in core deposits.

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

Table 10: Fair Value Level 3 Summary
	June 30, 2015		December 31, 2014
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$386.7	29.9	378.1	32.3
As a percentage of total assets	22%	2	22	2
Liabilities carried at fair value	$30.6	2.0	34.9	2.3
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.
(1) Excludes derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.
Equity
Total equity was $190.7 billion at June 30, 2015 compared with $185.3 billion at December 31, 2014. The increase was predominantly driven by a $7.1 billion increase in retained earnings from earnings net of dividends paid, and a $2.4 billion increase in preferred stock, partially offset by a net reduction in common stock due to repurchases.

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

Commitments to Lend and Purchase Securities
We enter into commitments to lend funds to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we make commitments, we are exposed to credit risk. However, the maximum credit risk for these commitments will generally be lower than the contractual amount because a portion of these commitments are expected to expire without being used by the customer. For more information on lending commitments, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report. We also enter into commitments to purchase securities under resale agreements. For more information on commitments to purchase securities under resale agreements, see Note 3 (Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments) to Financial Statements in this Report.

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

Risk Management
Financial institutions must manage a variety of business risks that can significantly affect their financial performance. Among the key risks that we must manage are operational risks, credit risks, and asset/liability management risks, which include interest rate, market, and liquidity and funding risks. Our risk culture is strongly rooted in our Vision and Values, and in order to succeed in our mission of satisfying our customers’ financial needs and helping them succeed financially, our business practices and operating model must support prudent risk management practices. For more information about how we manage these risks, see the “Risk Management” section in our 2014 Form 10-K. The discussion that follows provides an update regarding these risks.
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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable
(in millions)	Jun 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$284,817	271,795
Real estate mortgage	119,695	111,996
Real estate construction	21,309	18,728
Lease financing	12,201	12,307
Total commercial	438,022	414,826
Consumer:
Real estate 1-4 family first mortgage	267,868	265,386
Real estate 1-4 family junior lien mortgage	56,164	59,717
Credit card	31,135	31,119
Automobile	57,801	55,740
Other revolving credit and installment	37,469	35,763
Total consumer	450,437	447,725
Total loans	$888,459	862,551

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

Risk Management - Credit Risk Management (continued)

Credit Quality Overview  Credit quality continued to improve during second quarter 2015 due in part to improving economic conditions, in particular the housing market, as well as our proactive credit risk management activities. In particular:

•
Although commercial nonaccrual loans increased to $2.5 billion at June 30, 2015, compared with $2.2 billion at December 31, 2014, consumer nonaccrual loans declined to $9.9 billion at June 30, 2015, compared with $10.6 billion at December 31, 2014. The increase in commercial nonaccrual loans was primarily driven by deterioration in the oil and gas portfolio, and the decrease in consumer nonaccrual loans was primarily driven by credit improvement in real estate 1-4 family first mortgage loans. Nonaccrual loans represented 1.40% of total loans at June 30, 2015, compared with 1.49% at December 31, 2014.

•
Net charge-offs (annualized) as a percentage of average total loans improved to 0.30% and 0.32% in the second quarter and first half of 2015, respectively, compared with 0.35% and 0.38% respectively, for the same periods a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.06% and 0.53% in second quarter and 0.05% and 0.56% in the first half of 2015, respectively, compared with 0.03% and 0.62%, respectively, in second quarter, and 0.02% and 0.68%, respectively, in the first half of 2014.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $27 million and $729 million in our commercial and consumer portfolios, respectively, at June 30, 2015, compared with $47 million and $873 million at December 31, 2014.

Various economic indicators such as home prices influenced our evaluation of the allowance and provision for credit losses. Accordingly:

•
Our provision for credit losses was $300 million in second quarter 2015 and $908 million during the first half of 2015, compared with $217 million and $542 million, respectively, for the same periods a year ago.

•	The allowance for credit losses decreased to $12.6 billion, or 1.42% of total loans, at June 30, 2015 from $13.2 billion, or 1.53%, at December 31, 2014.

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
Table 12 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and PCI loans acquired from Wachovia, certain portfolios from legacy Wells Fargo Home Equity and Wells Fargo Financial, and our Education Finance government guaranteed student loan portfolio. The total balance of our non-strategic and liquidating loan portfolios has decreased 70% since the merger with Wachovia at December 31, 2008, and decreased 7% from the end of 2014.
Additional information regarding the liquidating PCI and Pick-a-Pay loan portfolios is provided in the discussion of loan portfolios that follows.

Table 12: Non-Strategic and Liquidating Loan Portfolios
	Outstanding balance
	June 30,	December 31,
(in millions)	2015	2014	2008
Commercial:
Legacy Wachovia commercial and industrial and commercial real estate PCI loans (1)	$592	1,125	18,704
Total commercial	592	1,125	18,704
Consumer:
Pick-a-Pay mortgage (1)(2)	42,222	45,002	95,315
Legacy Wells Fargo Financial debt consolidation (3)	10,702	11,417	25,299
Liquidating home equity	2,566	2,910	10,309
Legacy Wachovia other PCI loans (1)	262	300	2,478
Legacy Wells Fargo Financial indirect auto (3)	15	34	18,221
Education Finance - government insured	—	—	20,465
Total consumer	55,767	59,663	172,087
Total non-strategic and liquidating loan portfolios	$56,359	60,788	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

(2)	Includes PCI loans of $20.4 billion, $21.5 billion and $37.6 billion at June 30, 2015, and December 31, 2014 and 2008, respectively.

(3)	When we refer to “legacy Wells Fargo”, we mean Wells Fargo excluding Wachovia Corporation (Wachovia).

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans totaled $21.6 billion at June 30, 2015, down from $23.3 billion and $58.8 billion at December 31, 2014 and December 31, 2008, respectively, and $3.0 billion in nonaccretable difference remains at June 30, 2015, to absorb losses on PCI loans. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
Since December 31, 2008, we have released over $10.6 billion in nonaccretable difference, including $8.6 billion transferred from the nonaccretable difference to the accretable yield and $2.0 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. Through June 30, 2015, cumulative losses on PCI loans were $8.9 billion lower than our December 31, 2008 initial expectation of $41.0 billion.
For additional information on PCI loans, see the “Risk Management - Credit Risk Management - Purchased Credit-Impaired Loans” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K, and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management - Credit Risk Management (continued)

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
The commercial and industrial loans and lease financing portfolio totaled $297.0 billion, or 33% of total loans, at June 30, 2015. The annualized net charge-off rate for this portfolio was 0.11% and 0.10% in the second quarter and first half of 2015, respectively, compared with 0.10% and 0.09% in for the same periods a year ago. At June 30, 2015, 0.37% of this portfolio was nonaccruing, compared with 0.20% at December 31, 2014. In addition, $16.5 billion of this portfolio was rated as criticized in accordance with regulatory guidance at June 30, 2015, compared with $16.7 billion at December 31, 2014.
A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 13 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $45.1 billion of foreign loans at June 30, 2015, that were reported in a separate foreign loan class in prior periods. Foreign loans totaled $13.6 billion within the investor category, $17.5 billion within the financial institutions category and $1.5 billion within the oil and gas category.
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

We provide financial institutions with a variety of relationship focused products and services, including loans supporting short-term trade finance and working capital needs. The $17.5 billion of foreign loans in the financial institutions category were primarily originated by our Global Financial Institutions (GFI) business.
Slightly more than half of our oil and gas loans were to businesses in the exploration and production (E&P) sector. Most of these E&P loans are secured by oil and/or gas reserves and have underlying borrowing base arrangements which include regular (typically semi-annual) “redeterminations” that consider refinements to borrowing structure and prices used to determine borrowing limits. All other oil and gas loans were to midstream and services and equipment companies. Driven by a drop in energy prices and the results of our spring redeterminations, our oil and gas nonaccrual loans increased to $508 million at June 30, 2015, compared with $76 million at December 31, 2014.

Table 13: Commercial and Industrial Loans and Lease Financing by Industry (1)
	June 30, 2015
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$27	46,858		5%
Financial institutions	62	35,635		4
Oil and gas	508	17,378		2
Cyclical retailers	18	14,788		2
Food and beverage	16	14,709		2
Healthcare	32	14,311		2
Industrial equipment	20	14,109		1
Real estate lessor	3	13,296		1
Public administration	9	8,400		1
Technology	32	8,347		1
Transportation	42	7,969		1
Business services	23	6,977		1
Other	315	94,241	(3)	10
Total	$1,107	297,018		33%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $86 million of PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $6.1 billion.

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $9.5 billion of foreign CRE loans, totaled $141.0 billion, or 16%, of total loans at June 30, 2015, and consisted of $119.7 billion of mortgage loans and $21.3 billion of construction loans.
During second quarter 2015, we closed $11.5 billion in loans under agreements announced on April 10, 2015, to purchase commercial real estate loans from GE Capital and provide financing to Blackstone Mortgage Trust for its purchase of a GE Capital commercial mortgage portfolio. We expect the remaining balance of approximately $400 million of loans under these agreements to close in third quarter 2015. The loans purchased from GE Capital were recorded at fair value, which reflected a lifetime credit loss adjustment and therefore did not initially require additions to the allowance as would typically be associated with commercial loan growth.
Table 14 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Texas which represented 27% and 8% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 27% and apartments at 15% of the portfolio. CRE nonaccrual loans totaled 1.0% of the CRE outstanding balance at June 30, 2015, compared with 1.3% at December 31, 2014. At June 30, 2015, we had $8.1 billion of criticized CRE mortgage loans, compared with $7.9 billion at December 31, 2014, and $842 million of criticized CRE construction loans, down from $949 million at December 31, 2014.
At June 30, 2015, the recorded investment in PCI CRE loans totaled $787 million, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.

Table 14: CRE Loans by State and Property Type
	June 30, 2015
	Real estate mortgage			Real estate construction			Total
(in millions)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	% of total loans
By state:
California	$296	34,066		9	3,983		305	38,049		4%
Texas	83	8,982		1	2,060		84	11,042		1
Florida	144	8,035		4	1,955		148	9,990		1
New York	33	7,334		14	1,779		47	9,113		1
North Carolina	77	3,940		7	842		84	4,782		1
Arizona	55	3,726		1	502		56	4,228		*
Washington	32	3,433		—	784		32	4,217		*
Georgia	104	3,516		21	478		125	3,994		*
Illinois	4	3,260		1	332		5	3,592		*
Virginia	15	2,464		3	912		18	3,376		*
Other	407	40,939		104	7,682		511	48,621	(2)	5
Total	$1,250	119,695		165	21,309		1,415	141,004		16%
By property:
Office buildings	$333	35,790		—	2,870		333	38,660		4%
Apartments	46	13,756		—	7,347		46	21,103		2
Industrial/warehouse	223	12,551		—	1,272		223	13,823		2
Retail (excluding shopping center)	162	12,561		—	807		162	13,368		2
Real estate - other	136	11,221		—	350		136	11,571		1
Shopping center	66	9,987		—	1,197		66	11,184		1
Hotel/motel	35	9,875		—	1,138		35	11,013		1
Institutional	42	3,148		—	572		42	3,720		*
Land (excluding 1-4 family)	1	382		26	2,468		27	2,850		*
Agriculture	54	2,454		1	38		55	2,492		*
Other	152	7,970		138	3,250		290	11,220		1
Total	$1,250	119,695		165	21,309		1,415	141,004		16%

*	Less than 1%.

(1)
Includes a total of $787 million PCI loans, consisting of $681 million of real estate mortgage and $106 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.4 billion.

Risk Management - Credit Risk Management (continued)

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At June 30, 2015, foreign loans totaled $55.2 billion and included the purchase of $3.8 billion of loans from GE Capital. Foreign loans represented approximately 6% of our total consolidated loans outstanding at June 30, 2015, compared with $50.6 billion, or approximately 6% of total consolidated loans outstanding, at December 31, 2014. Foreign loans were approximately 3% of our consolidated total assets at June 30, 2015 and at December 31, 2014.
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
We evaluate our individual country risk exposure on an ultimate country of risk basis, which is normally based on the country of residence of the guarantor or collateral location, and is different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at June 30, 2015, was the United Kingdom, which totaled $22.8 billion, or approximately 1% of our total assets, and included $4.4 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 15 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, on an ultimate risk basis. We had no exposure to Greece and our exposure to Puerto Rico (considered part of U.S. exposure) is primarily through automobile lending and was not material to our consolidated country risk exposure.

Table 15: Select Country Exposures
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
June 30, 2015
Top 20 country exposures:
United Kingdom	$4,400	12,857	—	3,254	—	2,307	4,400	18,418	22,818
Canada	—	12,643	28	1,276	—	404	28	14,323	14,351
Bermuda	—	2,976	—	143	—	33	—	3,152	3,152
China	—	3,034	—	69	6	17	6	3,120	3,126
Cayman Islands	—	3,066	—	—	—	57	—	3,123	3,123
Ireland	24	2,350	—	441	—	18	24	2,809	2,833
Netherlands	—	2,173	—	460	—	31	—	2,664	2,664
Brazil	—	2,637	—	3	—	4	—	2,644	2,644
Luxembourg	—	2,005	—	150	—	14	—	2,169	2,169
Germany	24	1,378	—	513	—	42	24	1,933	1,957
France	—	394	—	993	—	258	—	1,645	1,645
Turkey	—	1,633	—	—	—	2	—	1,635	1,635
India	—	1,326	6	153	—	—	6	1,479	1,485
Australia	11	815	—	551	—	39	11	1,405	1,416
Switzerland	—	1,062	—	269	—	63	—	1,394	1,394
Mexico	—	1,103	—	48	1	151	1	1,302	1,303
Chile	—	1,215	—	22	1	35	1	1,272	1,273
South Korea	—	1,183	6	23	9	24	15	1,230	1,245
Jersey, C.I.	—	1,203	—	40	—	1	—	1,244	1,244
Guernsey	—	1,173	—	—	—	—	—	1,173	1,173
Total top 20 country exposures	$4,459	56,226	40	8,408	17	3,500	4,516	68,134	72,650
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$48	8,300	—	2,557	—	363	48	11,220	11,268
Spain	—	209	—	33	—	6	—	248	248
Italy	—	129	—	92	—	12	—	233	233
Austria	—	178	—	12	—	2	—	192	192
Belgium	—	108	—	19	—	2	—	129	129
Other Eurozone exposure (6)	18	26	—	8	—	7	18	41	59
Total Eurozone exposure	$66	8,950	—	2,721	—	392	66	12,063	12,129

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $48 million in PCI loans, predominantly to customers in the Netherlands and Germany, and $1.4 billion in defeased leases secured largely by U.S. Treasury and government agency securities, or government guaranteed.

(2)	Represents exposure on debt and equity securities of foreign issuers.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At June 30, 2015, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $2.5 billion, which was offset by the notional amount of CDS purchased of $2.6 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $19.5 billion exposure to financial institutions and $49.5 billion to non-financial corporations at June 30, 2015.

(5)	Consists of exposure to Netherlands, Ireland, Luxembourg, Germany and France included in Top 20.

(6)	Includes non-sovereign exposure to Portugal in the amount of $25 million. We had no non-sovereign exposure to Greece, and no sovereign debt exposure to either of these countries at June 30, 2015.

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

Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans
	June 30, 2015		December 31, 2014
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage
Core portfolio	$214,831	66%	$208,852	64%
Non-strategic and liquidating loan portfolios:
Pick-a-Pay mortgage	42,222	13	45,002	14
PCI and liquidating first mortgage	10,815	4	11,532	4
Total non-strategic and liquidating loan portfolios	53,037	17	56,534	18
Total real estate 1-4 family first mortgage loans	267,868	83	265,386	82
Real estate 1-4 family junior lien mortgage
Core portfolio	53,456	16	56,631	17
Non-strategic and liquidating loan portfolios	2,708	1	3,086	1
Total real estate 1-4 family junior lien mortgage loans	56,164	17	59,717	18
Total real estate 1-4 family mortgage loans	$324,032	100%	$325,103	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 10% and 12% of total loans at June 30, 2015, and December 31, 2014, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia and are part of our liquidating loan portfolios. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 40% at June 30, 2015, as a result of our modification activities and customers exercising their option to convert to fixed payments. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2014 Form 10-K.
Part of our credit monitoring includes tracking delinquency, FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in second quarter 2015 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at June 30, 2015, totaled $8.9 billion, or 3%, of total non-PCI mortgages, compared with $10.2 billion, or 3%, at December 31, 2014. Loans with FICO scores lower than 640 totaled $24.0 billion at June 30, 2015, or 8% of total non-PCI mortgages, compared with $25.8 billion, or 9%, at December 31, 2014. Mortgages with a LTV/CLTV greater than 100% totaled $18.5 billion at June 30, 2015, or 6% of total non-PCI mortgages, compared with $20.3 billion, or 7%, at December 31, 2014. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 17. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans at June 30, 2015, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2014 Form 10-K.

Table 17: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State
	June 30, 2015
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$83,733	15,513	99,246	11%
New York	18,951	2,541	21,492	2
Florida	14,174	5,118	19,292	2
New Jersey	11,306	4,636	15,942	2
Virginia	7,079	3,131	10,210	1
Texas	8,010	829	8,839	1
Pennsylvania	5,760	2,851	8,611	1
North Carolina	5,960	2,500	8,460	1
Washington	6,250	1,373	7,623	1
Other (1)	62,155	17,591	79,746	9
Government insured/ guaranteed loans (2)	23,889	—	23,889	3
Total	$247,267	56,083	303,350	34%
Real estate 1-4 family PCI loans:
California	$14,321	22	14,343	2%
Florida	1,487	13	1,500	*
New Jersey	714	13	727	*
Other (3)	4,079	33	4,112	*
Total	$20,601	81	20,682	2%
Total	$267,868	56,164	324,032	36%

*	Less than 1%.

(1)	Consists of 41 states; no state had loans in excess of $7.3 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

(3)	Consists of 45 states; no state had loans in excess of $505 million.

Risk Management - Credit Risk Management (continued)

First Lien Mortgage Portfolio  The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in second quarter 2015, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average total loans improved to 0.10% and 0.11% in the second quarter and first half of 2015, respectively, compared with 0.21% and 0.24%, respectively, for the same periods a year ago. Nonaccrual loans were $8.0 billion at June 30, 2015, compared with $8.6 billion at December 31, 2014. Improvement in the credit performance was driven by both an improving economic and housing environment and declining balances in non-strategic and liquidating loans, which have been replaced with higher quality assets originated after 2008 generally utilizing tighter underwriting standards. Real estate 1-4 family first lien mortgage loans originated after 2008 have resulted in minimal losses to date and were approximately 63% of our total real estate 1-4 family first lien mortgage portfolio as of June 30, 2015. First lien mortgage portfolios by state are presented in Table 18.

Table 18: First Lien Mortgage Portfolios Performance (1)
	Outstanding balance		% of loans two payments or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Core portfolio:
California	$71,468	67,038	0.69%	0.83	—	—	0.01	—	0.01
New York	17,700	16,102	1.78	1.97	0.04	0.04	0.06	0.09	0.09
Florida	11,107	10,991	3.20	3.78	0.10	0.05	0.04	0.10	0.12
New Jersey	9,625	9,203	3.70	3.95	0.12	0.19	0.21	0.25	0.33
Texas	6,764	6,646	1.16	1.48	(0.01)	0.01	0.01	(0.02)	0.01
Other	74,278	72,604	2.04	2.34	0.11	0.15	0.12	0.14	0.16
Total	190,942	182,584	1.63	1.89	0.06	0.08	0.07	0.08	0.10
Government insured/guaranteed loans	23,889	26,268
Total core portfolio including government insured/guaranteed loans	214,831	208,852	1.63	1.89	0.06	0.08	0.07	0.08	0.10
Non-strategic and liquidating portfolios	32,436	34,822	14.40	15.55	0.46	0.58	0.62	0.83	0.99
Total first lien mortgages	$247,267	243,674	3.49%	4.08	0.12	0.16	0.16	0.21	0.26

(1)	Excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

Our total real estate 1-4 family first lien mortgage portfolio increased $2.7 billion in second quarter 2015 and $2.5 billion in the first half of 2015. Growth in this portfolio has been largely offset by runoff in our real estate 1-4 family first lien mortgage non-strategic and liquidating portfolios. Excluding this runoff, our core real estate 1-4 family first lien mortgage portfolio increased $4.5 billion in second quarter 2015 and $6.0 billion in the first half of 2015, as we retained $14.7 billion and $25.9 billion in non-conforming originations, primarily consisting of loans that exceed conventional conforming loan amount limits established by federal government-sponsored entities (GSEs), in the second quarter and first half of 2015, respectively.

Pick‑a‑Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 19 provides balances by types of loans as of June 30, 2015, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $25.2 billion at June 30, 2015, compared with $61.0 billion at acquisition. Primarily due to modification efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 15% of the total Pick-a-Pay portfolio at June 30, 2015, compared with 51% at acquisition.

Table 19: Pick-a-Pay Portfolio - Comparison to Acquisition Date
			December 31,
	June 30, 2015		2014		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$18,545	40%	$20,258	41%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	6,241	13	6,776	14	15,763	14
Full-term loan modifications	22,132	47	22,674	45	—	—
Total adjusted unpaid principal balance	$46,918	100%	$49,708	100%	$115,700	100%
Total carrying value	$42,222		45,002		95,315

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

Risk Management - Credit Risk Management (continued)

Table 20: Pick-a-Pay Portfolio (1)
	June 30, 2015
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)
California	$17,529	76%	$14,308	62%	$10,583	55%
Florida	1,996	85	1,450	60	2,188	69
New Jersey	839	83	687	63	1,425	70
New York	550	76	487	61	683	66
Texas	220	59	200	53	851	47
Other states	4,063	81	3,288	65	6,072	68
Total Pick-a-Pay loans	$25,197	78	$20,420	62	$21,802	61

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2015.

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

In second quarter 2015, we completed nearly 1,000 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed nearly 131,000 modifications since the Wachovia acquisition, resulting in $6.1 billion of principal forgiveness to our Pick-a-Pay customers. There remains $16 million of conditional forgiveness that can be earned by borrowers through performance over a three-year period.
Due to better than expected performance observed on the PCI portion of the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $6.0 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 11.2 years at June 30, 2015. The weighted average remaining life decreased slightly from December 31, 2014 due to the passage of time. The accretable yield percentage at June 30, 2015, was 6.21%, up from 6.15% at the end of 2014 due to favorable changes in the expected timing and composition of cash flows resulting from improving credit and prepayment expectations. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.

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
We continuously monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. We have observed that the severity of loss for junior lien mortgages is high and generally not affected by whether we or a third party own or service the related first lien mortgage, but the frequency of delinquency is typically lower when we own or service the first lien mortgage. In general, we have limited information available on the delinquency status of the third party owned or serviced senior lien where we also hold a junior lien. To capture this inherent loss content, we use the experience of our junior lien mortgages behind delinquent first liens that are owned or serviced by us adjusted for any observed differences in delinquency and loss rates associated with junior lien mortgages behind third party first lien mortgages. We incorporate this inherent loss content into our allowance for loan losses. Our allowance process for junior liens considers the relative difference in loss experience for junior liens behind first lien mortgage loans we own or service, compared with those behind first lien mortgage loans owned or serviced by third parties. In addition, our allowance process for junior liens that are current, but are in their revolving period, considers the inherent loss where the borrower is delinquent on the corresponding first lien mortgage loans.
Table 21 shows the credit attributes of the core and liquidating junior lien mortgage portfolios and lists the top five states by outstanding balance for the core portfolio. Loans to California borrowers represent the largest state concentration in each of these portfolios. The decrease in outstanding balances since December 31, 2014, predominantly reflects loan paydowns. As of June 30, 2015, 19% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior liens with a CLTV ratio in excess of 100%, 2.68% were two payments or more past due. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 8% of the junior lien mortgage portfolio at June 30, 2015.

Table 21: Junior Lien Mortgage Portfolios (1)
	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
(in millions)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Core portfolio
California	$14,604	15,535	1.92%	2.07	0.17	0.30	0.33	0.44	0.47
Florida	5,002	5,283	2.50	2.96	0.75	1.10	1.22	1.29	1.23
New Jersey	4,530	4,705	3.10	3.43	1.03	1.15	1.37	1.38	1.45
Virginia	3,014	3,160	1.88	2.18	0.71	1.05	1.03	0.59	0.86
Pennsylvania	2,822	2,942	2.37	2.72	0.96	1.18	1.15	1.04	1.24
Other	23,484	25,006	2.04	2.20	0.65	0.84	0.78	0.83	1.05
Total	53,456	56,631	2.15	2.36	0.58	0.77	0.77	0.81	0.94
Liquidating portfolio	2,627	2,985	4.22	4.77	2.25	2.43	2.92	2.61	2.46
Total core and liquidating portfolios	$56,083	59,616	2.24%	2.49	0.66	0.85	0.88	0.90	1.02

(1)	Excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

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
On a monthly basis, we monitor the payment characteristics of borrowers in our junior lien portfolio. In June 2015, approximately 47% of these borrowers paid only the minimum amount due and approximately 48% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 38% paid only the minimum amount due and approximately 58% paid more than the minimum amount due.
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
Table 22 reflects the outstanding balance of our portfolio of junior lien lines and loans and senior lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.3 billion, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $110 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 22: Junior Lien Mortgage Line and Loan and Senior Lien Mortgage Line Portfolios Payment Schedule
			Scheduled end of draw / term
(in millions)	Outstanding balance June 30, 2015	Remainder of 2015	2016	2017	2018	2019	2020 and thereafter (1)	Amortizing
Junior residential lines	$49,816	2,739	5,656	6,059	3,291	1,294	24,846	5,931
Junior loans (2)	6,267	39	75	85	9	7	1,033	5,019
Total junior lien (3)(4)	56,083	2,778	5,731	6,144	3,300	1,301	25,879	10,950
First lien lines	16,688	555	820	869	1,000	436	11,505	1,503
Total (3)(4)	$72,771	3,333	6,551	7,013	4,300	1,737	37,384	12,453
% of portfolios	100%	5%	9%	10%	6%	2%	51%	17%

(1)
The annual scheduled end of draw or term ranges from $1.6 billion to $9.4 billion and averages $5.3 billion per year for 2020 and thereafter. Loans that convert in 2025 and thereafter have draw periods that generally extend to 15 or 20 years.

(2)
Junior loans within the term period predominantly represent principal and interest products that require a balloon payment upon the end of the loan term. Amortizing junior loans include $62 million of balloon loans that have reached end of term and are now past due.

(3)	Lines in their draw period are predominantly interest-only. The unfunded credit commitments for junior and first lien lines totaled $68.8 billion at June 30, 2015.

(4)
Includes scheduled end-of-term balloon payments totaling $205 million, $325 million, $440 million, $478 million, $422 million and $1.8 billion for 2015, 2016, 2017, 2018, 2019, and 2020 and thereafter, respectively. Amortizing lines include $133 million of end-of-term balloon payments, which are past due. At June 30, 2015, $425 million, or 6% of outstanding lines of credit that are amortizing, are 30 or more days past due compared to $1.1 billion, or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $31.1 billion at June 30, 2015, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.21% for second quarter 2015, compared with 3.20% for second quarter 2014 and 3.20% and 3.39% for the first half of 2015 and 2014, respectively.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $57.8 billion at June 30, 2015. The net charge-off rate (annualized) for our automobile portfolio was 0.48% for second quarter 2015, compared with 0.35% for second quarter 2014 and 0.60% and 0.52% for the first half of 2015 and 2014, respectively.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $37.5 billion at June 30, 2015, and primarily included student and security-based loans. Student loans totaled $12.0 billion at June 30, 2015. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.26% for second quarter 2015, compared with 1.22% for second quarter 2014 and 1.29% and 1.26% for the first half of 2015 and 2014, respectively.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 23 summarizes nonperforming assets (NPAs) for each of the last four quarters. The decrease in nonaccrual loans during second quarter 2015 reflected increases in commercial and industrial nonaccrual loans primarily due to deterioration in the oil and gas portfolio, which was more than offset by credit improvement across other portfolios, most significantly in real estate 1-4 family first mortgages.

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off (including loans discharged in bankruptcy);

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 23: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)
	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,079	0.38%	$663	0.24%	$538	0.20%	$614	0.24%
Real estate mortgage	1,250	1.04	1,324	1.18	1,490	1.33	1,636	1.46
Real estate construction	165	0.77	182	0.91	187	1.00	217	1.20
Lease financing	28	0.23	23	0.19	24	0.20	27	0.22
Total commercial (1)	2,522	0.58	2,192	0.53	2,239	0.54	2,494	0.63
Consumer:
Real estate 1-4 family first mortgage (2)	8,045	3.00	8,345	3.15	8,583	3.23	8,785	3.34
Real estate 1-4 family junior lien mortgage	1,710	3.04	1,798	3.11	1,848	3.09	1,903	3.13
Automobile	126	0.22	133	0.24	137	0.25	143	0.26
Other revolving credit and installment	40	0.11	42	0.12	41	0.11	40	0.11
Total consumer	9,921	2.20	10,318	2.31	10,609	2.37	10,871	2.46
Total nonaccrual loans (3)(4)(5)	12,443	1.40	12,510	1.45	12,848	1.49	13,365	1.59
Foreclosed assets:
Government insured/guaranteed (6)	588		772		982		1,140
Non-government insured/guaranteed	1,370		1,557		1,627		1,691
Total foreclosed assets	1,958		2,329		2,609		2,831
Total nonperforming assets	$14,401	1.62%	$14,839	1.72%	$15,457	1.79%	$16,196	1.93%
Change in NPAs from prior quarter	$(438)		(618)		(739)		(781)

(1)	Includes LHFS of $0 million at June 30, 2015 and $1 million at March 31, 2015, December 31 and September 30, 2014.

(2)	Includes MHFS of $144 million, $144 million, $177 million, and $182 million at June 30 and March 31, 2015 and December 31 and September 30, 2014, respectively.

(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

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

Risk Management - Credit Risk Management (continued)

Table 24 provides an analysis of the changes in nonaccrual loans.

Table 24: Analysis of Changes in Nonaccrual Loans
	Quarter ended
(in millions)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Commercial
Balance, beginning of period	$2,192	2,239	2,494	2,798	3,027
Inflows	840	496	410	342	433
Outflows:
Returned to accruing	(20)	(67)	(64)	(37)	(81)
Foreclosures	(11)	(24)	(45)	(18)	(32)
Charge-offs	(117)	(107)	(141)	(124)	(120)
Payments, sales and other (1)	(362)	(345)	(415)	(467)	(429)
Total outflows	(510)	(543)	(665)	(646)	(662)
Balance, end of period	2,522	2,192	2,239	2,494	2,798
Consumer
Balance, beginning of period	10,318	10,609	10,871	11,174	11,623
Inflows	1,098	1,341	1,454	1,529	1,673
Outflows:
Returned to accruing	(668)	(686)	(678)	(817)	(1,107)
Foreclosures	(108)	(111)	(114)	(148)	(132)
Charge-offs	(229)	(265)	(278)	(289)	(348)
Payments, sales and other (1)	(490)	(570)	(646)	(578)	(535)
Total outflows	(1,495)	(1,632)	(1,716)	(1,832)	(2,122)
Balance, end of period	9,921	10,318	10,609	10,871	11,174
Total nonaccrual loans	$12,443	12,510	12,848	13,365	13,972

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at June 30, 2015:

•
99% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 72% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $429 million and $3.4 billion have already been recognized on 21% of commercial nonaccrual loans and 52% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•	76% of commercial nonaccrual loans were current on interest.

•	the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	$2.0 billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $1.8 billion were current.

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
Table 25 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 25: Foreclosed Assets
(in millions)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Summary by loan segment
Government insured/guaranteed	$588	772	982	1,140	1,257
PCI loans:
Commercial	305	329	352	394	457
Consumer	160	197	212	214	208
Total PCI loans	465	526	564	608	665
All other loans:
Commercial	458	548	565	579	634
Consumer	447	483	498	504	449
Total all other loans	905	1,031	1,063	1,083	1,083
Total foreclosed assets	$1,958	2,329	2,609	2,831	3,005
Analysis of changes in foreclosed assets
Balance, beginning of period	$2,329	2,609	2,831	3,005	3,422
Net change in government insured/guaranteed (1)	(184)	(210)	(158)	(117)	(352)
Additions to foreclosed assets (2)	300	356	362	364	421
Reductions:
Sales	(531)	(451)	(462)	(421)	(493)
Write-downs and gains (losses) on sales	44	25	36	—	7
Total reductions	(487)	(426)	(426)	(421)	(486)
Balance, end of period	$1,958	2,329	2,609	2,831	3,005

(1)
Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $73 million, $49 million, $45 million, $41 million and $43 million for the quarters ended June 30 and March 31, 2015 and December 31, September 30, and June 30, 2014, respectively.

(2)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.
Foreclosed assets at June 30, 2015, included $1.2 billion of foreclosed residential real estate that had collateralized commercial and consumer loans, of which 51% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $800 million has been written down to estimated net realizable value. Foreclosed assets at June 30, 2015, decreased slightly, compared with December 31, 2014. Of the $2.0 billion in foreclosed assets at June 30, 2015, 33% have been in the foreclosed assets portfolio one year or less.

Risk Management - Credit Risk Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 26: Troubled Debt Restructurings (TDRs)
(in millions)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Commercial:
Commercial and industrial	$808	779	724	836	950
Real estate mortgage	1,740	1,838	1,880	2,034	2,179
Real estate construction	236	247	314	328	391
Lease financing	2	2	2	3	5
Total commercial TDRs	2,786	2,866	2,920	3,201	3,525
Consumer:
Real estate 1-4 family first mortgage	17,692	18,003	18,226	18,366	18,582
Real estate 1-4 family junior lien mortgage	2,381	2,424	2,437	2,464	2,463
Credit Card	315	326	338	358	379
Automobile	112	124	127	135	151
Other revolving credit and installment	58	54	49	45	38
Trial modifications	450	432	452	473	469
Total consumer TDRs (1)	21,008	21,363	21,629	21,841	22,082
Total TDRs	$23,794	24,229	24,549	25,042	25,607
TDRs on nonaccrual status	$6,889	6,982	7,104	7,313	7,638
TDRs on accrual status (1)	16,905	17,247	17,445	17,729	17,969
Total TDRs	$23,794	24,229	24,549	25,042	25,607

(1)
TDR loans include $1.9 billion, $2.1 billion, $2.1 billion, $2.1 billion, and $2.2 billion at June 30 and March 31, 2015, and December 31, September 30, and June 30, 2014, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and accruing.

Table 26 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $3.2 billion and $3.6 billion at June 30, 2015, and December 31, 2014, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.
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

Table 27: Analysis of Changes in TDRs
			Quarter ended
(in millions)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Commercial:
Balance, beginning of quarter	$2,866	2,920	3,201	3,525	3,781
Inflows (1)	372	310	232	208	276
Outflows
Charge-offs	(20)	(26)	(62)	(42)	(28)
Foreclosures	(5)	(11)	(27)	(12)	(8)
Payments, sales and other (2)	(427)	(327)	(424)	(478)	(496)
Balance, end of quarter	2,786	2,866	2,920	3,201	3,525
Consumer:
Balance, beginning of quarter	21,363	21,629	21,841	22,082	22,698
Inflows (1)	747	755	957	946	1,003
Outflows
Charge-offs	(71)	(88)	(99)	(120)	(139)
Foreclosures	(242)	(245)	(252)	(303)	(283)
Payments, sales and other (2)	(807)	(668)	(797)	(768)	(1,073)
Net change in trial modifications (3)	18	(20)	(21)	4	(124)
Balance, end of quarter	21,008	21,363	21,629	21,841	22,082
Total TDRs	$23,794	24,229	24,549	25,042	25,607

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. No loans were removed from TDR classification for the quarters ended June 30 and March 31, 2015, and December 31, September 30 and June 30, 2014, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at June 30, 2015, were down $164 million, or 18%, from December 31, 2014, due to payoffs, modifications and other loss mitigation activities, declines in non-strategic and liquidating portfolios, and credit stabilization.

Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $14.4 billion at June 30, 2015, down from $16.9 billion at December 31, 2014, due to seasonally lower delinquencies.
Table 28 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 28: Loans 90 Days or More Past Due and Still Accruing
(in millions)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Loans 90 days or more past due and still accruing:
Total (excluding PCI (1)):	$15,161	16,344	17,810	18,295	18,582
Less: FHA insured/VA guaranteed (2)(3)	14,359	15,453	16,827	16,628	16,978
Less: Student loans guaranteed under the FFELP (4)	46	50	63	721	707
Total, not government insured/guaranteed	$756	841	920	946	897
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$17	31	31	35	52
Real estate mortgage	10	43	16	37	53
Real estate construction	—	—	—	18	16
Total commercial	27	74	47	90	121
Consumer:
Real estate 1-4 family first mortgage (3)	220	221	260	327	311
Real estate 1-4 family junior lien mortgage (3)	65	55	83	78	70
Credit card	304	352	364	302	266
Automobile	51	47	73	64	48
Other revolving credit and installment	89	92	93	85	81
Total consumer	729	767	873	856	776
Total, not government insured/guaranteed	$756	841	920	946	897

(1)	PCI loans totaled $3.4 billion, $3.6 billion, $3.7 billion, $4.0 billion, and $4.0 billion at June 30 and March 31, 2015, and December 31, September 30, and June 30, 2014, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgages held for sale 90 days or more past due and still accruing.

(4)
Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. In fourth quarter 2014, substantially all government guaranteed loans were sold.

NET CHARGE-OFFS
Table 29: Net Charge-offs
									Quarter ended
	Jun 30, 2015		Mar 31, 2015		Dec 31, 2014		Sep 30, 2014		Jun 30, 2014
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$81	0.12%	$64	0.10%	$82	0.12%	$67	0.11%	$60	0.10%
Real estate mortgage	(15)	(0.05)	(11)	(0.04)	(25)	(0.09)	(37)	(0.13)	(10)	(0.04)
Real estate construction	(6)	(0.11)	(9)	(0.19)	(26)	(0.56)	(58)	(1.27)	(20)	(0.47)
Lease financing	2	0.06	—	—	1	0.05	4	0.10	1	0.05
Total commercial	62	0.06	44	0.04	32	0.03	(24)	(0.02)	31	0.03
Consumer:
Real estate 1-4 family first mortgage	67	0.10	83	0.13	88	0.13	114	0.17	137	0.21
Real estate 1-4 family junior lien mortgage	94	0.66	123	0.85	134	0.88	140	0.90	160	1.02
Credit card	243	3.21	239	3.19	221	2.97	201	2.87	211	3.20
Automobile	68	0.48	101	0.73	132	0.94	112	0.81	46	0.35
Other revolving credit and installment	116	1.26	118	1.32	128	1.45	125	1.46	132	1.22
Total consumer	588	0.53	664	0.60	703	0.63	692	0.62	686	0.62
Total	$650	0.30%	$708	0.33%	$735	0.34%	$668	0.32%	$717	0.35%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 29 presents net charge-offs for second quarter 2015 and the previous four quarters. Net charge-offs in second quarter 2015 were $650 million (0.30% of average total loans outstanding) compared with $717 million (0.35%) in second quarter 2014.
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
Table 30 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Risk Management - Credit Risk Management (continued)

Table 30: Allocation of the Allowance for Credit Losses (ACL)
	June 30, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$3,557	32%	$3,506	32%	$3,040	29%	$2,789	28%	$2,810	27%
Real estate mortgage	1,321	14	1,576	13	2,157	14	2,284	13	2,570	14
Real estate construction	1,225	2	1,097	2	775	2	552	2	893	2
Lease financing	176	1	198	1	131	1	89	2	85	2
Total commercial	6,279	49	6,377	48	6,103	46	5,714	45	6,358	45
Consumer:
Real estate 1-4 family first mortgage	2,388	30	2,878	31	4,087	32	6,100	31	6,934	30
Real estate 1-4 family junior lien mortgage	1,564	6	1,566	7	2,534	8	3,462	10	3,897	11
Credit card	1,232	4	1,271	4	1,224	3	1,234	3	1,294	3
Automobile	542	7	516	6	475	6	417	6	555	6
Other revolving credit and installment	609	4	561	4	548	5	550	5	630	5
Total consumer	6,335	51	6,792	52	8,868	54	11,763	55	13,310	55
Total	$12,614	100%	$13,169	100%	$14,971	100%	$17,477	100%	$19,668	100%

	June 30, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
Components:
Allowance for loan losses	$11,754		12,319		14,502		17,060		19,372
Allowance for unfunded credit commitments	860		850		469		417		296
Allowance for credit losses	$12,614		13,169		14,971		17,477		19,668
Allowance for loan losses as a percentage of total loans	1.32%		1.43		1.76		2.13		2.52
Allowance for loan losses as a percentage of total net charge-offs (1)	451		418		322		189		171
Allowance for credit losses as a percentage of total loans	1.42		1.53		1.82		2.19		2.56
Allowance for credit losses as a percentage of total nonaccrual loans	101		103		96		85		92

(1)	Total net charge-offs are annualized for quarter ended June 30, 2015.

In addition to the allowance for credit losses, there was $3.0 billion at June 30, 2015, and $2.9 billion at December 31, 2014, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. Additionally, loans purchased at fair value generally reflect a lifetime credit loss adjustment and therefore do not initially require additions to the allowance as is typically associated with loan growth. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over one-half of nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at June 30, 2015.

The allowance for credit losses declined in second quarter 2015, which reflected continued credit improvement, particularly in residential real estate portfolios and primarily associated with continued improvement in the housing market. Total provision for credit losses was $300 million in second quarter 2015, compared with $217 million in second quarter 2014.
We believe the allowance for credit losses of $12.6 billion at June 30, 2015, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of

Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K.
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
Because we retain the servicing for most of the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.7 trillion in the residential mortgage loan servicing portfolio at June 30, 2015, 95% was current and less than 2% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 5.13% at June 30, 2015, compared with 5.79% at December 31, 2014. Three percent of this portfolio is private label securitizations for which we originated the loans and therefore have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at June 30, 2015, was down from a year ago both in number of outstanding loans and in total dollar balances as we continued to work through the new demands and mortgage insurance rescissions.
Table 31 provides the number of unresolved repurchase demands and mortgage insurance rescissions.

Table 31: Unresolved Repurchase Demands and Mortgage Insurance Rescissions
	Government sponsored entities		Private		Mortgage insurance rescissions with no demand (1)		Total
($ in millions)	Number of loans	Original loan balance (2)	Number of loans	Original loan balance (2)	Number of loans	Original loan balance (2)	Number of loans	Original loan balance (2)
2015
June 30,	385	$83	148	$24	107	$27	640	$134
March 31,	526	$118	161	$29	108	$28	795	$175
2014
December 31,	546	118	173	34	120	31	839	183
September 30,	426	93	322	75	233	52	981	220
June 30,	678	149	362	80	305	66	1,345	295
March 31,	599	126	391	89	409	90	1,399	305

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

Table 32 summarizes the changes in our mortgage repurchase liability.

Table 32: Changes in Mortgage Repurchase Liability
	Quarter ended					Six months ended
(in millions)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Jun 30, 2015	Jun 30 2014
Balance, beginning of period	$586	615	669	766	799	615	899
Provision for repurchase losses:
Loan sales	13	10	10	12	12	23	22
Change in estimate (1)	(31)	(26)	(49)	(93)	(38)	(57)	(42)
Total additions (reductions)	(18)	(16)	(39)	(81)	(26)	(34)	(20)
Losses	(11)	(13)	(15)	(16)	(7)	(24)	(113)
Balance, end of period	$557	586	615	669	766	557	766

(1)	Results from changes in investor demand, mortgage insurer practices, credit and the financial stability of correspondent lenders.

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $557 million at June 30, 2015 and $766 million at June 30, 2014. In second quarter 2015, we released $18 million, which increased net gains on mortgage loan origination/sales activities, compared with a release of $26 million in second quarter 2014. The release in second quarter 2015 was primarily due to a re-estimation of our liability based on recently observed trends.
Total losses charged to the repurchase liability were $11 million in second quarter 2015, compared with $7 million a year ago.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that

Risk Management - Credit Risk Management (continued)

are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $934 million at June 30, 2015, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
For additional information on our repurchase liability, see the “Risk Management – Credit Risk Management – Liability For Mortgage Loan Repurchase Losses” section in our 2014 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

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

In particular, on February 28, 2013, we entered into amendments to an April 2011 Consent Order with both the Office of the Comptroller of the Currency (OCC) and the FRB, which effectively ceased the Independent Foreclosure Review program created by such Consent Order and replaced it with an accelerated remediation commitment to provide foreclosure prevention actions on $1.2 billion of residential mortgage loans, subject to a process to be administered by the OCC and the FRB. During 2014, we reported sufficient foreclosure prevention actions to the monitor of the accelerated remediation process to meet the $1.2 billion financial commitment.
In June 2015, we entered into an additional amendment to the April 2011 Consent Order with the OCC to address 15 of the 98 actionable items contained in the April 2011 Consent Order that were still considered open. This amendment requires that we remediate certain activities associated with our mortgage loan servicing practices and allows for the OCC to take additional supervisory action, including possible civil money penalties, if we do not comply with the terms of this amended Consent Order. In addition, this amendment prohibits us from acquiring new mortgage servicing rights or entering into new mortgage servicing contracts, other than mortgage servicing associated with originating mortgage loans or purchasing loans from correspondent clients in our normal course of business. Additionally, this amendment prohibits any new off-shoring of new mortgage servicing activities and requires OCC approval to outsource or sub-service any new mortgage servicing activities.
For additional information about the risks and various settlements related to our servicing activities, see “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” in our 2014 Form 10-K.

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
As of June 30, 2015, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 33, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan and a negative range indicates a detrimental earnings sensitivity relative to the most likely earnings plan).

Asset/Liability Management (continued)

Table 33: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan
	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Ending rates:
Federal funds	2.11%	0.25	1.85	2.36	5.00
10-year treasury (1)	3.55	1.80	3.05	4.05	5.95
Earnings relative to most likely	N/A	(0)-(1)%	(0)-(1)	0 - 5	0 - 5

(1)	U.S. Constant Maturity Treasury Rate

We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of June 30, 2015, and December 31, 2014, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

•
to convert the cash flows from selected asset and/or liability instruments/portfolios including investments, commercial loans and long-term debt, from fixed-rate payments to floating-rate payments, or vice versa; and

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
The total carrying value of our residential and commercial MSRs was $13.9 billion at June 30, 2015, and $14.0 billion at December 31, 2014. The weighted-average note rate on our portfolio of loans serviced for others was 4.41% at June 30, 2015, and 4.45% at December 31, 2014. The carrying value of our total MSRs represented 0.77% of mortgage loans serviced for others at June 30, 2015, and 0.75% at December 31, 2014.

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
Table 34 presents total revenue from trading activities.

Table 34: Income from Trading Activities
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Interest income (1)	$483	407	928	781
Less: Interest expense (2)	83	93	180	180
Net interest income	400	314	748	601
Noninterest income:
Net gains from trading activities (3):
Customer accommodation	258	242	555	602
Economic hedges and other (4)	(125)	142	(14)	208
Proprietary trading	—	(2)	—	4
Total net trading gains	133	382	541	814
Total trading-related net interest and noninterest income	$533	696	1,289	1,415

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.

(4)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.
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

Asset/Liability Management (continued)

Table 35:  Distribution of Daily Trading-Related Revenues

30
25
20
15
10
5
0
Number of Days
($5mm) to $0
$0 to $5mm
$5mm to $10mm
$10mm to $15mm
$15mm & Higher
Three Months Ended March 31, 2015
Three Months Ended June 30, 2015

Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity, commodity prices, mortgage rates, and market liquidity. Market risk is intrinsic to the Company’s sales and trading, market making, investing, and risk management activities.
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

VaR is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. The VaR measures assume that historical changes in market values (historical simulation analysis) are representative of the potential future outcomes and measure the expected loss over a given time interval (for example, 1 day or 10 days) at a given confidence level. Our historical simulation analysis approach uses historical observations of daily changes in each of the market risk factors from each trading day in the previous 12 months. The risk drivers of each market risk exposure are updated on a daily basis. We measure and report VaR for 1-day and 10-day holding periods at a 99% confidence level. This means that we would expect to incur single day losses greater than predicted by VaR estimates for the measured positions one time in every 100 trading days. We treat data from all historical periods as equally relevant and consider using data for the previous 12 months as appropriate for determining VaR. We believe using a 12-month look back period helps ensure the Company’s VaR is responsive to current market conditions.
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

 VaR is a primary market risk management measure for the assets and liabilities classified as trading and is used as a supplemental analysis tool to monitor exposures classified as available for sale (AFS) and other exposures that we carry at fair value.
Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to establish line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions classified as trading assets or trading liabilities on our balance sheet.
Table 36 shows the results of the Company’s Trading General VaR by risk category. As presented in the table, average Trading General VaR was $16 million for the quarter ended June 30, 2015, compared with $18 million for the quarter ended March 31, 2015. The decrease was primarily driven by changes in portfolio composition.

Table 36: Trading 1-Day 99% General VaR Risk Category
		Quarter ended
	June 30, 2015				March 31, 2015
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$18	17	10	22	14	11	7	19
Interest rate	18	14	7	21	20	15	6	28
Equity	15	11	8	15	9	10	8	11
Commodity	1	1	1	2	1	1	—	2
Foreign exchange	1	1	—	7	1	1	—	1
Diversification benefit (1)	(38)	(28)			(27)	(20)
Company Trading General VaR	$15	16			18	18

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
An inventory of scenarios is maintained representing both historical and hypothetical stress events that affect a broad range of market risk factors with varying degrees of correlation and differing time horizons. Hypothetical scenarios assess the impact of large movements in financial variables on portfolio values. Typical examples include a 1% (100 basis point) increase across the yield curve or a 10% decline in equity market indexes. Historical scenarios utilize an event-driven approach: the stress scenarios are based on plausible but rare events, and the analysis addresses how these events might affect the risk factors relevant to a portfolio.
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

Composition of Material Portfolio of Covered Positions  The positions that are “covered” by the market risk capital rule are generally a subset of our trading assets and trading liabilities, specifically those held by the Company for the purpose of short-term resale or with the intent of benefiting from actual or expected short-term price movements, or to lock in arbitrage profits. Positions excluded from market risk regulatory capital treatment are subject to the credit risk capital rules applicable to the “non-covered” trading positions.
The material portfolio of the Company’s “covered” positions is predominantly concentrated in the trading assets and trading liabilities managed within Wholesale Banking where the substantial portion of market risk capital resides. Wholesale Banking engages in the fixed income, traded credit, foreign

Asset/Liability Management (continued)

exchange, equities, and commodities markets businesses. Other business segments hold small additional trading positions covered under the market risk capital rule.

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
Table 37 shows the General VaR measure categorized by major risk categories. Average 10-day Company Regulatory General VaR was $27 million for the quarter ended June 30, 2015, compared with $20 million for the quarter ended March 31, 2015. The increase was primarily driven by changes in portfolio composition.

Table 37: Regulatory 10-Day 99% General VaR by Risk Category
		Quarter ended
	June 30, 2015				March 31, 2015
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Wholesale Regulatory General VaR Risk Categories
Credit	$47	43	19	60	30	33	23	42
Interest rate	58	40	21	67	56	50	26	94
Equity	7	8	3	13	11	10	4	19
Commodity	3	4	2	7	2	2	1	4
Foreign exchange	4	6	1	20	7	4	1	7
Diversification benefit (1)	(90)	(76)			(87)	(79)
Wholesale Regulatory General VaR	$29	25	14	39	19	20	12	43
Company Regulatory General VaR	30	27	13	41	19	20	11	43

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

Total VaR (as presented in Table 38) is composed of General VaR and Specific Risk and uses the previous 12 months of historical market data in compliance with regulatory requirements.

Total Stressed VaR (as presented in Table 38) uses a historical period of significant financial stress over a continuous 12 month period using historically available market data and is composed of Stressed General VaR and Stressed Specific Risk. Total Stressed VaR uses the same methodology and models as Total VaR.

Incremental Risk Charge (as presented in Table 38) captures losses due to both issuer default and migration risk at the 99.9% confidence level over the one-year capital horizon under the assumption of constant level of risk or a constant position assumption. The model covers all non-securitized credit-sensitive products.

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
Table 38 provides information on Total VaR, Total Stressed VaR and the Incremental Risk Charge results for the quarter ended June 30, 2015. For the Incremental Risk Charge, the required capital for market risk at quarter end equals the average for the quarter.

Table 38: Market Risk Regulatory Capital Modeled Components
	Quarter ended June 30, 2015				June 30, 2015
(in millions)	Average	Low	High	Quarter end	Risk- based capital (1)	Risk- weighted assets (1)
Total VaR	$57	52	64	58	171	2,139
Total Stressed VaR	319	270	416	348	956	11,955
Incremental Risk Charge	371	330	402	367	371	4,634

(1)	Results represent the risk-based capital and RWAs based on the VaR and Incremental Risk Charge models.

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
Table 39 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at June 30, 2015, and December 31, 2014.

Table 39: Covered Securitization Positions by Exposure Type (Market Value)
(in millions)	ABS	CMBS	RMBS	CLO/CDO
June 30, 2015

Securitization exposure:
Securities	$930	949	735	734
Derivatives	6	12	9	(30)
Total	$936	961	744	704
December 31, 2014
Securitization exposure:
Securities	$752	709	689	553
Derivatives	(1)	5	23	(31)
Total	$751	714	712	522

SECURITIZATION DUE DILIGENCE AND RISK MONITORING The market risk capital rule requires that the Company conduct due diligence on the risk of each position within three days of the purchase of a securitization position. The Company’s due diligence provides an understanding of the features that would materially affect the performance of a securitization or re-securitization. The due diligence analysis is re-performed on a quarterly basis for each securitization and re-securitization position. The Company uses an automated solution to track the due diligence associated with securitization activity. The Company aims to manage the risks associated with securitization and re-securitization positions through the use of offsetting positions and portfolio diversification.

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
Table 40 summarizes the market risk-based capital requirements charge and market RWAs in accordance with the Basel III market risk capital rule as of June 30, 2015, and as of December 31, 2014. The market RWAs are calculated as the sum of the components in the table below.

Asset/Liability Management (continued)

Table 40: Market Risk Regulatory Capital and RWAs
	June 30, 2015		December 31, 2014
(in millions)	Risk- based capital	Risk- weighted assets	Risk- based capital	Risk- weighted assets
Total VaR	$171	2,139	146	1,822
Total Stressed VaR	956	11,955	1,469	18,359
Incremental Risk Charge	371	4,634	345	4,317
Securitized Products Charge	678	8,470	766	9,577
Standardized Specific Risk Charge	1,198	14,978	1,177	14,709
De minimis Charges (positions not included in models)	12	144	66	829
Total	$3,386	42,320	3,969	49,613

RWA Rollforward  Table 41 depicts the changes in the market risk regulatory capital and RWAs under Basel III for the first half and second quarter of 2015.

Table 41: Analysis of Changes in Market Risk Regulatory Capital and RWAs
(in millions)	Risk- based capital	Risk- weighted assets
Balance, December 31, 2014	$3,969	49,613
Total VaR	25	317
Total Stressed VaR	(513)	(6,404)
Incremental Risk Charge	26	317
Securitized Products Charge	(88)	(1,107)
Standardized Specific Risk Charge	21	269
De minimis Charges	(54)	(685)
Balance, June 30, 2015	$3,386	42,320

Balance, March 31, 2015	$3,807	47,589
Total VaR	24	303
Total Stressed VaR	(85)	(1,054)
Incremental Risk Charge	(7)	(97)
Securitized Products Charge	(35)	(446)
Standardized Specific Risk Charge	(301)	(3,758)
De minimis Charges	(17)	(217)
Balance, June 30, 2015	$3,386	42,320

All changes to market risk regulatory capital and RWAs in the first half and second quarter of 2015 were associated with changes in positions due to normal trading activity.

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

The actual number of exceptions (that is, the number of business days for which the clean P&L losses exceed the corresponding 1-day, 99% Total VaR measure) over the preceding 12 months is used to determine the capital multiplier for the capital calculation. The number of actual backtesting exceptions is dependent on current market performance relative to historic market volatility. This capital multiplier increases from a minimum of three to a maximum of four, depending on the number of exceptions. No backtesting exceptions occurred over the preceding 12 months. Backtesting is also performed at granular levels within the Company.
Table 42 shows daily Total VaR (1-day, 99%) used for regulatory market risk capital backtesting for the 12 months ended June 30, 2015. The Company’s average Total VaR for second quarter 2015 was $22 million with a low of $20 million and a high of $25 million.

Table 42: Daily Total 1-Day 99% VaR Measure (Rolling 12 Months)

Market Risk Governance  The Finance Committee of our Board has primary oversight over market risk-taking activities of the Company and reviews the acceptable market risk appetite. The Corporate Risk Group’s Market Risk Committee, which reports to the Finance Committee of the Board, is responsible for governance and oversight of market risk-taking activities across the Company as well as the establishment of market risk appetite and associated limits. The Corporate Market Risk Group, which is part of the Corporate Risk Group, administers and monitors compliance with the requirements established by the Market Risk Committee. The Corporate Market Risk Group has oversight responsibilities in identifying, measuring and monitoring the Company’s market risk. The group is responsible for developing corporate market risk policy, creating quantitative market risk models, establishing independent risk limits, calculating and analyzing market risk capital, and reporting aggregated and line-of-business market risk information. Limits are regularly reviewed to ensure they remain relevant and within the market risk appetite for the Company. An automated limits-monitoring system enables a daily comprehensive review of multiple limits mandated across businesses. Limits are set with inner boundaries that will be periodically breached to promote an ongoing dialogue of risk exposure within the Company. Each line of business that exposes the Company to market risk has direct responsibility for managing market risk in accordance with defined risk tolerances and approved market risk mandates and hedging strategies. We measure and monitor market risk for both management and regulatory capital purposes.

Asset/Liability Management (continued)

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
As part of our business to support our customers, we trade public equities, listed/OTC equity derivatives and convertible bonds. We have parameters that govern these activities. We also have marketable equity securities in the available-for-sale securities portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO and the Corporate Market Risk Committee. Gains and losses on these securities are recognized in net income when realized and periodically include OTTI charges.

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
Table 43 provides information regarding our marketable and nonmarketable equity investments as of June 30, 2015, and December 31, 2014.

Table 43: Nonmarketable and Marketable Equity Investments
(in millions)	Jun 30, 2015	Dec 31, 2014
Nonmarketable equity investments:
Cost method:
Private equity and other (1)	$2,461	2,300
Federal bank stock	4,400	4,733
Total cost method	6,861	7,033
Equity method:
LIHTC investments (2)	7,887	7,278
Private equity and other	4,911	5,132
Total equity method	12,798	12,410
Fair value (3)	2,636	2,512
Total nonmarketable equity investments (4)	$22,295	21,955
Marketable equity securities:
Cost (1)	$1,145	1,906
Net unrealized gains	1,342	1,770
Total marketable equity securities (5)	$2,487	3,676

(1)
Reflects auction rate perpetual preferred equity securities that were reclassified at the beginning of second quarter 2015 with a cost basis of $689 million (fair value of $640 million) from available-for-sale securities because they do not trade on a qualified exchange.

(2)	Represents low income housing tax credit investments.

(3)
Represents nonmarketable equity investments for which we have elected the fair value option. See Note 6 (Other Assets) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information.

(4)	Included in other assets on the balance sheet. See Note 6 (Other Assets) to Financial Statements in this Report for additional information.

(5)	Included in available-for-sale securities. See Note 4 (Investment Securities) to Financial Statements in this Report for additional information.

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

Table 44: Primary Sources of Liquidity
	June 30, 2015			December 31, 2014
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits	$187,959	—	187,959	$219,220	—	219,220
Securities of U.S. Treasury and federal agencies (1)	81,036	4,711	76,325	67,352	856	66,496
Mortgage-backed securities of federal agencies (2)	127,416	68,457	58,959	115,730	80,324	35,406
Total	$396,411	73,168	323,243	$402,302	81,180	321,122

(1)	Included in encumbered securities at December 31, 2014, were securities with a fair value of $152 million which were purchased in December 2014, but settled in January 2015.

(2)
Included in encumbered securities at June 30, 2015, were securities with a fair value of $2.0 billion that were purchased in June 2015, but settled in July 2015. Included in encumbered securities at December 31, 2014, were securities with a fair value of $5 million, which were purchased in December 2014, but settled in January 2015.

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. Both at June 30, 2015, and December 31, 2014 core deposits were 122% of total loans. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.
Table 45 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Asset/Liability Management (continued)

Table 45: Short-Term Borrowings
	Quarter ended
(in millions)	Jun 30 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$71,439	64,400	51,052	48,164	45,379
Commercial paper	621	3,552	2,456	4,365	4,261
Other short-term borrowings	10,903	9,745	10,010	10,398	12,209
Total	$82,963	77,697	63,518	62,927	61,849
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$72,429	58,881	51,509	47,088	42,233
Commercial paper	2,433	3,040	3,511	4,587	5,221
Other short-term borrowings	9,637	9,791	9,656	10,610	11,391
Total	$84,499	71,712	64,676	62,285	58,845
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$71,811	66,943	51,052	48,164	45,379
Commercial paper (2)	2,713	3,552	3,740	4,665	5,175
Other short-term borrowings (3)	10,903	10,068	10,010	10,990	12,209

(1)	Highest month-end balance in each of the last five quarters was in May and February 2015, and December, September and June 2014.

(2)	Highest month-end balance in each of the last five quarters was in April and March 2015, and November, July and April 2014.

(3)	Highest month-end balance in each of the last five quarters was in June and February 2015, and December, July and June 2014.

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
In light of industry changes and regulatory developments related to the Title II Orderly Liquidation Authority of the Dodd-Frank Act, rating agencies have recently adopted changes to various aspects of their ratings methodologies. As a result, several of our ratings were upgraded during second quarter 2015. Moody’s Investors Service (Moody’s) upgraded the long-term issuer rating of Wells Fargo Bank, N.A. as well as its long-term deposit, senior debt, subordinated debt and junior subordinated debt ratings. Moody’s also upgraded the rating of the Parent’s non-cumulative preferred stock. Fitch Ratings, Inc. upgraded Wells Fargo Bank, N.A.’s issuer default rating as well as the rating on the bank’s long-term deposits and senior debt. In addition, on June 24, 2015, DBRS confirmed all of the Company’s ratings. Standard and Poor’s Ratings Services (S&P) is continuing its reassessment of whether to continue incorporating the likelihood of extraordinary government support into the ratings of eight bank holding companies, including the Parent. S&P has indicated that this reassessment will be finalized sometime in 2015. Both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S.

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
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of June 30, 2015, are presented in Table 46.

Table 46: Credit Ratings as of June 30, 2015
	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody's	A2	P-1	Aa1	P-1
S&P	A+	A-1	AA-	A-1+
Fitch Ratings, Inc.	AA-	F1+	AA+	F1+
DBRS	AA	R-1*	AA**	R-1**
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

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In May 2014, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. At June 30, 2015, the Parent had available $42.2 billion in short-term debt issuance authority and $59.2 billion in long-term debt issuance authority. The Parent’s debt issuance authority granted by the Board includes short-term and long-term debt issued to affiliates. During the first half of 2015, the Parent issued $13.0 billion of senior notes, of which $7.9 billion were registered with the SEC. In addition, during the first half of 2015, the Parent issued $835 million of subordinated notes, all of which were registered with the SEC. Also, in July 2015, the Parent issued $3.5 billion of senior notes and $2.5 billion of subordinated notes, all of which were registered with the SEC.
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

Table 47: Medium-Term Note (MTN) Programs
			June 30, 2015
(in billions)	Date established		Debt issuance authority	Available for issuance
MTN program:
Series N & O (1) (2)	May 2014		NA(2)	NA(2)
Series K (1) (3)	April 2010		$25.0	$21.3
European (4) (5)	December 2009		25.0	7.5
European (4) (6)	August 2013		10.0	8.7
Australian (4) (7)	June 2005	AUD	10.0	7.8

(1)	SEC registered.

(2)	Not applicable (NA) - The Parent can issue an indeterminate amount of debt securities, subject to the long-term debt issuance authority granted by the Board described above.

(3)	As amended in April 2012 and March 2015.

(4)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.

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

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At June 30, 2015, Wells Fargo Bank, N.A. had available $99.8 billion in short-term debt issuance authority and $72.8 billion in long-term debt issuance authority. In April 2015, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At June 30, 2015, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50 billion in short-term senior notes and $50 billion in long-term senior or subordinated notes. In addition, as of June 30, 2015, Wells Fargo Bank, N.A. had outstanding advances of $26.6 billion across the Federal Home Loan Bank System.

Asset/Liability Management (continued)

Wells Fargo Canada Corporation In February 2014, Wells Fargo Canada Corporation (WFCC), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to $7.0 billion Canadian dollars (CAD) in medium-term notes. At June 30, 2015, CAD $7.0 billion still remained available for future issuance under this prospectus. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

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

Capital Management

We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. Our potential sources of capital primarily include retention of earnings net of dividends, as well as issuances of common and preferred stock. Retained earnings increased $7.1 billion from December 31, 2014, predominantly from Wells Fargo net income of $11.5 billion, less common and preferred stock dividends of $4.5 billion. During second quarter 2015, we issued 18.6 million shares of common stock and repurchased 36.3 million shares of common stock in open market transactions, private transactions and from employee benefit plans, at a cost of $2.0 billion. We also entered into a $750 million forward repurchase contract in April 2015 with an unrelated third party that settled in July 2015 for 13.6 million shares. In addition, we entered into a $1.0 billion forward repurchase contract with an unrelated third party in July 2015 that is expected to settle in fourth quarter 2015 for approximately 17.5 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS In December 2010, the Basel Committee on Banking Supervision (BCBS) finalized a set of revised international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed in response to the 2008 financial crisis and were intended to address many of the weaknesses identified in the previous Basel standards, as well as in the banking sector that contributed to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers.
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

•
require a Tier 1 capital to average total consolidated assets ratio of 4% and introduce, for large and internationally active bank holding companies (BHCs), a Tier 1 supplementary leverage ratio (SLR) of 3% that incorporates off-balance sheet exposures;

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

We were required to comply with the final Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. The Basel III capital rules are scheduled to be fully phased in by the end of 2021. Based on the final capital rules, our CET1 ratio under the final Basel III capital rules calculated on a fully phased-in basis under the Standardized Approach exceeded the minimum of 9.0% by 155 basis points at June 30, 2015. The 9.0% minimum includes a 2% G-SIB surcharge as discussed later in this section under “Other Regulatory Capital Items."
In March 2015, the FRB and OCC directed the Company and its subsidiary national banks to exit the parallel run phase and begin using the Basel III Advanced Approaches capital framework, in addition to the Standardized Approach, to determine our risk-based capital requirements starting in second quarter 2015. Consistent with the Collins Amendment to the Dodd-Frank Act, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy.
The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital guidelines on a fully phased-in basis (as opposed to with Transition Requirements). For banking industry regulatory reporting purposes, we report our capital in accordance with Transition Requirements but are managing our capital based on a fully phased-in calculation. For information about our capital requirements calculated in accordance with Transition Requirements, see Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.
Table 48 summarizes our Basel III CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis at June 30, 2015 and December 31, 2014. As of June 30, 2015, our CET1 ratio was lower using RWAs calculated under the Standardized Approach.

Capital Management (continued)

Table 48: Capital Components and Ratios Under Basel III (Fully Phased-In) (1)
		June 30, 2015				December 31, 2014
(in billions)		Advanced Approach		Standardized Approach		General Approach
Common Equity Tier 1	(A)	$139.9		139.9		137.1
Tier 1 Capital	(B)	159.6		159.6		154.7
Total Capital	(C)	183.4		194.0		192.9
Risk-Weighted Assets	(D)	1,317.8		1,325.6		1,242.5
Common Equity Tier 1 Capital Ratio	(A)/(D)	10.62%		10.55	*	11.04
Tier 1 Capital Ratio	(B)/(D)	12.11		12.04	*	12.45
Total Capital Ratio	(C)/(D)	13.92	*	14.63		15.53
*Denotes the lowest capital ratio as determined under the Basel III Advanced and Standardized Approaches.

(1)
Fully phased-in regulatory capital amounts, ratios and RWAs are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 49 for information regarding the calculation and components of CET1, Tier 1 capital, total capital and RWAs, as well as the corresponding reconciliation of our regulatory capital amounts to total equity.

Table 49 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at June 30, 2015 and under the General Approach at December 31, 2014.

Table 49: Risk-Based Capital Calculation and Components Under Basel III
		June 30, 2015		December 31, 2014
(in billions)		Advanced Approach	Standardized Approach	General Approach
Total equity		$190.7	190.7	185.3
Noncontrolling interests		(1.1)	(1.1)	(0.9)
Total Wells Fargo stockholders' equity		189.6	189.6	184.4
Adjustments:
Preferred stock		(20.0)	(20.0)	(18.0)
Cumulative other comprehensive income		—	—	(2.6)
Goodwill and other intangible assets (1)		(29.1)	(29.1)	(26.3)
Investment in certain subsidiaries and other		(0.6)	(0.6)	(0.4)
Common Equity Tier 1 (Fully Phased-In)		139.9	139.9	137.1
Effect of Transition Requirements		1.0	1.0	—
Common Equity Tier 1 (Transition Requirements)		$140.9	140.9	137.1

Common Equity Tier 1 (Fully Phased-In)		$139.9	139.9	137.1
Preferred stock		20.0	20.0	18.0
Qualifying hybrid securities and noncontrolling interests		—	—	—
Other		(0.3)	(0.3)	(0.4)
Total Tier 1 capital (Fully Phased-In)	(A)	159.6	159.6	154.7
Effect of Transition Requirements		0.8	0.8	—
Total Tier 1 capital (Transition Requirements)		$160.4	160.4	154.7

Total Tier 1 capital (Fully Phased-In)		$159.6	159.6	154.7
Long-term debt and other instruments qualifying as Tier 2		22.1	22.1	25.0
Qualifying allowance for credit losses (2)		2.0	12.6	13.2
Other		(0.3)	(0.3)	—
Total Tier 2 capital (Fully Phased-In)	(B)	23.8	34.4	38.2
Effect of Transition Requirements		3.2	3.2	—
Total Tier 2 capital (Transition Requirements)		$27.0	37.6	38.2

Total qualifying capital (Fully Phased-In)	(A+B)	$183.4	194.0	192.9
Total Effect of Transition Requirements		4.0	4.0	—
Total qualifying capital (Transition Requirements)		$187.4	198.0	192.9

Risk-Weighted Assets (RWAs) (3)(4):
Credit risk		$1,014.7	1,283.3	1,192.9
Market risk		42.3	42.3	49.6
Operational risk		260.8	N/A	N/A
Total RWAs (Fully Phased-In)		$1,317.8	1,325.6	1,242.5
Credit risk		$994.0	1,263.8	1,192.9
Market risk		42.3	42.3	49.6
Operational risk		260.8	N/A	N/A
Total RWAs (Transition Requirements)		$1,297.1	1,306.1	1,242.5

(1)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(2)
Under the Advanced Approach the allowance for credit losses that exceeds expected credit losses is eligible for inclusion in Tier 2 Capital, to the extent the excess allowance does not exceed 0.6% of Advanced credit RWAs, and under the Standardized Approach, the allowance for credit losses is includable in Tier 2 Capital up to 1.25% of Standardized credit RWAs, with any excess allowance for credit losses being deducted from total RWAs.

(3)
RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. Advanced Approach also includes an operational risk component, which reflects the risk of operating loss resulting from inadequate or failed internal processes or systems.

(4)
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

Capital Management (continued)

Table 50 presents the changes in Common Equity Tier 1 under the Advanced Approach for the six months ended June 30, 2015.

Table 50: Analysis of Changes in Common Equity Tier 1 Under Basel III
(in billions)
Common Equity Tier 1 (General Approach) at December 31, 2014	$137.1
Effect of changes in rules	(0.4)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2014	136.7
Net income	10.8
Common stock dividends	(3.7)
Common stock issued, repurchased, and stock compensation-related items	(2.5)
Goodwill and other intangible assets (net of any associated deferred tax liabilities)	—
Other	(1.4)
Change in Common Equity Tier 1	3.2
Common Equity Tier 1 (Fully Phased-In) at June 30, 2015	$139.9

Table 51 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the six months ended June 30, 2015.

Table 51: Analysis of Changes in Basel III RWAs
(in billions)	Advanced Approach	Standardized Approach
Basel III RWAs (General Approach) at December 31, 2014	$1,242.5	1,242.5
Effect of changes in rules	68.0	62.9
Basel III RWAs (Fully Phased-In) at December 31, 2014	1,310.5	1,305.4
Net change in credit risk RWAs	0.7	27.4
Net change in market risk RWAs	(7.3)	(7.3)
Net change in operational risk RWAs	13.9	N/A
Total change in RWAs	7.3	20.1
Basel III RWAs (Fully Phased-In) at June 30, 2015	1,317.8	1,325.5
Effect of Transition Requirements	(20.7)	(19.4)
Basel III RWAs (Transition Requirements) at June 30, 2015	$1,297.1	1,306.1

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The SLR consists of Tier 1 capital under Basel III divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted for Tier 1 capital. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a SLR of at least 5% to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a SLR of 6% under applicable regulatory capital adequacy guidelines. In September 2014, federal banking regulators finalized additional changes to the SLR requirements to implement revisions to the Basel III leverage framework finalized by the BCBS in January 2014. These additional changes, among other things, modify the methodology for including off-balance sheet items, including credit derivatives, repo-style transactions and lines of credit, in the denominator of the SLR, and will become effective on January 1, 2018. At June 30, 2015, our SLR for the Company was 7.8% assuming full phase-in of the Basel III Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. The fully phased-in SLR is considered a non-GAAP financial measure that is used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s leverage exposure. See Table 52 for information regarding the calculation and components of the SLR.

Table 52: Basel III Fully Phased-In SLR
(in billions)	June 30, 2015
Tier 1 capital	$159.6
Total average assets	1,729.3
Less: deductions from Tier 1 capital	29.7
Total adjusted average assets	1,699.6
Adjustments:
Derivative exposures	48.4
Repo-style transactions	6.5
Other off-balance sheet exposures	289.5
Total adjustments	344.4
Total leverage exposure	$2,044.0
Supplementary leverage ratio	7.8%
OTHER REGULATORY CAPITAL ITEMS The FRB has also indicated that it is in the process of considering new rules to address the amount of equity and unsecured debt a company must hold to facilitate its orderly liquidation, often referred to as Total Loss Absorbing Capacity (TLAC). In November 2014, the Financial Stability Board (FSB) issued policy proposals on TLAC for public consultation. Under the FSB’s TLAC proposal, global systemically important banks (G-SIBs) would be required to hold loss absorbing equity and unsecured debt of 16-20% of RWAs, with at least 33% of this total being unsecured debt rather than equity. The FRB will likely propose related rules sometime after the FSB’s public consultation on the TLAC proposal ends.
In addition, in July 2015, the FRB finalized a rule to implement an additional CET1 capital surcharge on those U.S. banking organizations, such as the Company, that have been designated by the FSB as G-SIBs. The G-SIB surcharge will be in addition to the minimum Basel III 7.0% CET1 requirement.

Under the rule, a G-SIB will annually calculate its surcharge under two methods and use the higher of the two surcharges. The first method will consider the G-SIB’s size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with a methodology developed by the BCBS and FSB. The second will use similar inputs, but will replace substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. Under the rule, estimated surcharges for G-SIBs will range from 1.0-4.5% of a firm’s RWAs. Based on year-end 2014 data, the FRB estimated that the Company’s G-SIB surcharge would be 2% of the Company’s RWAs. However, because the G-SIB surcharge will be calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future periods. The G-SIB surcharge will be phased in beginning on January 1, 2016 and become fully effective on January 1, 2019.
In addition, as discussed in the “Risk Management - Asset/Liability Management - Liquidity and Funding” section in this Report, a final rule regarding the U.S. implementation of the Basel III LCR was issued by the FRB, OCC and FDIC in September 2014.

Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers' financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed Basel III capital requirements including the G-SIB surcharge. Accordingly, based on the final Basel III capital rules under the lower of the Standardized or Advanced Approaches CET1 capital ratios, we currently target a long-term CET1 capital ratio at or in excess of 10%, which assumes a 2% G-SIB surcharge. Our capital targets are subject to change based on various factors, including changes to the regulatory capital framework and expectations for large banks promulgated by bank regulatory agencies, planned capital actions, changes in our risk profile and other factors.
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

Capital Management (continued)

in our second quarter 2015 common stock dividend rate to $0.375 per share, which was approved by the Board on April 28, 2015.
In addition to CCAR, federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The FRB recently finalized rules amending the existing capital plan and stress testing rules to move the start date of capital plan and stress testing cycles to the first and third quarters of each year beginning in 2016 and to limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we completed a mid-cycle stress test based on March 31, 2015, data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB and disclosed a summary of the results in July 2015.

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
In March 2014, the Board authorized the repurchase of 350 million shares of our common stock. At June 30, 2015, we had remaining authority to repurchase approximately 156 million shares, subject to regulatory and legal conditions. For more information about share repurchases during second quarter 2015, see Part II, Item 2 in this Report.

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
In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which began occurring in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At June 30, 2015, there were 36,022,503 warrants outstanding, exercisable at $33.962 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Regulatory Reform
Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.
The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Reform” and “Risk Factors” sections of our 2014 Form 10-K.

REGULATION OF CONSUMER FINANCIAL PRODUCTS  The Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) to ensure consumers receive clear and accurate disclosures regarding financial products and to protect them from hidden fees and unfair or abusive practices. With respect to residential mortgage lending, the CFPB issued a number of final rules in 2013 implementing new origination, notification and other requirements that generally became effective in January 2014. In November 2013, the CFPB also finalized rules integrating disclosures required of lenders and settlement agents under the Truth in Lending Act (TILA) and the Real Estate Settlement Procedures Act (RESPA). These rules combine existing separate disclosure forms under the TILA and RESPA into new integrated forms and provide additional limitations on the fees and charges that may be increased from the estimates provided by lenders. These rules were originally scheduled to take effect on August 1, 2015, but the CFPB has adopted an amendment to change the effective date to October 3, 2015. With respect to non-

residential mortgage lending, in November 2014, the CFPB issued a proposed rule to expand consumer protections for prepaid products such as prepaid cards. The proposal would make prepaid cards subject to similar consumer protections as more traditional debit and credit cards such as fraud protection and expanded access to account information.
In addition to these rulemaking activities, the CFPB is continuing its on-going supervisory examination activities of the financial services industry with respect to a number of consumer businesses and products, including mortgage lending and servicing, fair lending requirements, student lending activities, and auto finance. At this time, the Company cannot predict the full impact of the CFPB’s rulemaking and supervisory authority on our business practices or financial results.

"LIVING WILL" REQUIREMENTS AND RELATED MATTERS Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically revise resolution plans, so-called “living-wills,” that would facilitate their resolution in the event of material distress or failure. Wells Fargo submitted its third annual resolution plan under these rules on June 29, 2015. Our national bank subsidiary, Wells Fargo Bank, N.A., is also required to prepare a resolution plan for the FDIC under separate regulatory authority and submitted its third annual resolution plan on June 29, 2015.

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

Current Accounting Developments (continued)

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

In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the Update is effective for us in first quarter 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in first quarter 2017. We are evaluating the impact the Update will have on our consolidated financial statements.

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

Forward-Looking Statements (continued)

our business composition and operating environment, growth in our businesses and/or acquisitions, and unexpected expenses relating to, among other things, litigation and regulatory matters;

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2015, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Interest income
Trading assets	$483	407	928	781
Investment securities	2,181	2,112	4,325	4,222
Mortgages held for sale	209	195	386	365
Loans held for sale	5	1	10	3
Loans	9,098	8,852	18,036	17,598
Other interest income	250	226	504	436
Total interest income	12,226	11,793	24,189	23,405
Interest expense
Deposits	232	275	490	554
Short-term borrowings	21	14	39	26
Long-term debt	620	620	1,224	1,239
Other interest expense	83	93	180	180
Total interest expense	956	1,002	1,933	1,999
Net interest income	11,270	10,791	22,256	21,406
Provision for credit losses	300	217	908	542
Net interest income after provision for credit losses	10,970	10,574	21,348	20,864
Noninterest income
Service charges on deposit accounts	1,289	1,283	2,504	2,498
Trust and investment fees	3,710	3,609	7,387	7,021
Card fees	930	847	1,801	1,631
Other fees	1,107	1,088	2,185	2,135
Mortgage banking	1,705	1,723	3,252	3,233
Insurance	461	453	891	885
Net gains from trading activities	133	382	541	814
Net gains on debt securities (1)	181	71	459	154
Net gains from equity investments (2)	517	449	887	1,296
Lease income	155	129	287	262
Other	(140)	241	146	356
Total noninterest income	10,048	10,275	20,340	20,285
Noninterest expense
Salaries	3,936	3,795	7,787	7,523
Commission and incentive compensation	2,606	2,445	5,291	4,861
Employee benefits	1,106	1,170	2,583	2,542
Equipment	470	445	964	935
Net occupancy	710	722	1,433	1,464
Core deposit and other intangibles	312	349	624	690
FDIC and other deposit assessments	222	225	470	468
Other	3,107	3,043	5,824	5,659
Total noninterest expense	12,469	12,194	24,976	24,142
Income before income tax expense	8,549	8,655	16,712	17,007
Income tax expense	2,763	2,869	5,042	5,146
Net income before noncontrolling interests	5,786	5,786	11,670	11,861
Less: Net income from noncontrolling interests	67	60	147	242
Wells Fargo net income	$5,719	5,726	11,523	11,619
Less: Preferred stock dividends and other	356	302	699	588
Wells Fargo net income applicable to common stock	$5,363	5,424	10,824	11,031
Per share information
Earnings per common share	$1.04	1.02	2.10	2.09
Diluted earnings per common share	1.03	1.01	2.07	2.06
Dividends declared per common share	0.375	0.35	0.725	0.65
Average common shares outstanding	5,151.9	5,268.4	5,156.1	5,265.6
Diluted average common shares outstanding	5,220.5	5,350.8	5,233.2	5,353.2

(1)
Total other-than-temporary impairment (OTTI) losses were $10 million and $3 million for second quarter 2015 and 2014, respectively. Of total OTTI, losses of $20 million and $13 million were recognized in earnings, and reversal of losses of $(10) million and $(10) million were recognized as non-credit-related OTTI in other comprehensive income for second quarter 2015 and 2014, respectively. Total other-than-temporary impairment losses (reversal of losses) were $4 million and $(11) million for the first half of 2015 and 2014, respectively. Of total OTTI, losses of $51 million and $20 million were recognized in earnings, and reversal of losses of $(47) million and $(31) million were recognized as non-credit-related OTTI in other comprehensive income for the first half of 2015 and 2014, respectively.

(2)	Includes OTTI losses of $76 million and $69 million for second quarter 2015 and 2014, respectively, and $118 million and $197 million for the first half of 2015 and 2014, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Wells Fargo net income	$5,719	5,726	11,523	11,619
Other comprehensive income (loss), before tax:
Investment securities:
Net unrealized gains (losses) arising during the period	(1,969)	2,085	(1,576)	4,810
Reclassification of net gains to net income	(218)	(150)	(518)	(544)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(488)	212	464	256
Reclassification of net gains on cash flow hedges to net income	(268)	(115)	(502)	(221)
Defined benefit plans adjustments:
Net actuarial losses arising during the period	—	(12)	(11)	(12)
Amortization of net actuarial loss, settlements and other to net income	30	20	73	38
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	10	17	(45)	—
Reclassification of net losses to net income	—	—	—	6
Other comprehensive income (loss), before tax	(2,903)	2,057	(2,115)	4,333
Income tax (expense) benefit related to other comprehensive income	1,040	(816)	812	(1,647)
Other comprehensive income (loss), net of tax	(1,863)	1,241	(1,303)	2,686
Less: Other comprehensive income (loss) from noncontrolling interests	(154)	(124)	147	(45)
Wells Fargo other comprehensive income (loss), net of tax	(1,709)	1,365	(1,450)	2,731
Wells Fargo comprehensive income	4,010	7,091	10,073	14,350
Comprehensive income (loss) from noncontrolling interests	(87)	(64)	294	197
Total comprehensive income	$3,923	7,027	10,367	14,547

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Jun 30, 2015	Dec 31, 2014
Assets	(Unaudited)
Cash and due from banks	$19,687	19,571
Federal funds sold, securities purchased under resale agreements and other short-term investments	232,247	258,429
Trading assets	80,236	78,255
Investment securities:
Available-for-sale, at fair value	260,667	257,442
Held-to-maturity, at cost (fair value $80,315 and $56,359)	80,102	55,483
Mortgages held for sale (includes $21,539 and $15,565 carried at fair value) (1)	25,447	19,536
Loans held for sale (includes $0 and $1 carried at fair value) (1)	621	722
Loans (includes $5,651 and $5,788 carried at fair value) (1)	888,459	862,551
Allowance for loan losses	(11,754)	(12,319)
Net loans	876,705	850,232
Mortgage servicing rights:
Measured at fair value	12,661	12,738
Amortized	1,262	1,242
Premises and equipment, net	8,692	8,743
Goodwill	25,705	25,705
Other assets (includes $2,636 and $2,512 carried at fair value) (1)	96,585	99,057
Total assets (2)	$1,720,617	1,687,155
Liabilities
Noninterest-bearing deposits	$343,582	321,963
Interest-bearing deposits	842,246	846,347
Total deposits	1,185,828	1,168,310
Short-term borrowings	82,963	63,518
Accrued expenses and other liabilities	81,399	86,122
Long-term debt	179,751	183,943
Total liabilities (3)	1,529,941	1,501,893
Equity
Wells Fargo stockholders' equity:
Preferred stock	21,649	19,213
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 and 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,154	60,537
Retained earnings	114,093	107,040
Cumulative other comprehensive income	2,068	3,518
Treasury stock – 336,576,217 shares and 311,462,276 shares	(15,707)	(13,690)
Unearned ESOP shares	(1,835)	(1,360)
Total Wells Fargo stockholders' equity	189,558	184,394
Noncontrolling interests	1,118	868
Total equity	190,676	185,262
Total liabilities and equity	$1,720,617	1,687,155

(1)	Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)
Our consolidated assets at June 30, 2015, and December 31, 2014, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $122 million and $117 million; Trading assets, $1 million and $0 million; Investment securities, $690 million and $875 million; Net loans, $5.1 billion and $4.5 billion; Other assets, $302 million and $316 million, and Total assets, $6.2 billion and $5.8 billion, respectively.

(3)
Our consolidated liabilities at June 30, 2015, and December 31, 2014, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Accrued expenses and other liabilities, $60 million and $49 million; Long-term debt, $1.5 billion and $1.6 billion; and Total liabilities, $1.5 billion and $1.7 billion, respectively.

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
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	561,301	2,482	(7,268,015)	—
Balance June 30, 2014	11,442,496	$18,749	5,249,894,690	$9,136
Balance January 1, 2015	11,138,818	$19,213	5,170,349,198	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			52,509,675
Common stock repurchased (1)			(84,705,380)
Preferred stock issued to ESOP	826,598	826
Preferred stock released by ESOP
Preferred stock converted to common shares	(391,014)	(390)	7,081,764
Common stock warrants repurchased/exercised
Preferred stock issued	80,000	2,000
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	515,584	2,436	(25,113,941)	—
Balance June 30, 2015	11,654,402	$21,649	5,145,235,257	$9,136

(1)
For the first half of 2015, includes $750 million related to a private forward repurchase transaction entered into in second quarter 2015 that settled in third quarter 2015 for 13.6 million shares of common stock. For the first half of 2014, includes $1.0 billion related to a private forward repurchase transaction entered into in second quarter 2014 that settled in July 2014 for 19.5 million shares of common stock.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,296	92,361	1,386	(8,104)	(1,200)	170,142	866	171,008
	11,619				11,619	242	11,861
		2,731			2,731	(45)	2,686
(1)					(1)	(373)	(374)
(176)			1,749		1,573		1,573
(500)			(3,479)		(3,979)		(3,979)
108				(1,325)	—		—
(66)				801	735		735
182			553		—		—
					—		—
(5)					1,995		1,995
44	(3,467)				(3,423)		(3,423)
	(587)				(587)		(587)
330					330		330
538					538		538
(824)			10		(814)		(814)
(370)	7,565	2,731	(1,167)	(524)	10,717	(176)	10,541
59,926	99,926	4,117	(9,271)	(1,724)	180,859	690	181,549
60,537	107,040	3,518	(13,690)	(1,360)	184,394	868	185,262
	11,523				11,523	147	11,670
		(1,450)			(1,450)	147	(1,303)
					—	(44)	(44)
(397)			2,226		1,829		1,829
			(4,586)		(4,586)		(4,586)
74				(900)	—		—
(35)				425	390		390
65			325		—		—
(32)					(32)		(32)
(3)					1,997		1,997
34	(3,771)				(3,737)		(3,737)
	(699)				(699)		(699)
409					409		409
542					542		542
(1,040)			18		(1,022)		(1,022)
(383)	7,053	(1,450)	(2,017)	(475)	5,164	250	5,414
60,154	114,093	2,068	(15,707)	(1,835)	189,558	1,118	190,676

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income before noncontrolling interests	$11,670	11,861
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	908	542
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	(90)	1,040
Depreciation, amortization and accretion	1,558	1,303
Other net gains	(3,125)	(118)
Stock-based compensation	1,178	1,144
Excess tax benefits related to stock incentive compensation	(409)	(330)
Originations of MHFS	(94,133)	(68,250)
Proceeds from sales of and principal collected on mortgages originated for sale	67,608	54,849
Proceeds from sales of and principal collected on LHFS	6	192
Purchases of LHFS	(27)	(102)
Net change in:
Trading assets	19,792	2,679
Deferred income taxes	(364)	(470)
Accrued interest receivable	(382)	3
Accrued interest payable	186	326
Other assets	2,284	(6,170)
Other accrued expenses and liabilities	(5,796)	1,103
Net cash provided (used) by operating activities	864	(398)
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	26,044	(23,667)
Available-for-sale securities:
Sales proceeds	10,143	1,670
Prepayments and maturities	15,847	16,573
Purchases	(34,968)	(10,954)
Held-to-maturity securities:
Paydowns and maturities	2,821	3,422
Purchases	(22,734)	(20,637)
Nonmarketable equity investments:
Sales proceeds	1,894	1,897
Purchases	(792)	(1,565)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(22,290)	(29,987)
Proceeds from sales (including participations) of loans held for investment	5,248	9,209
Purchases (including participations) of loans	(10,873)	(2,783)
Principal collected on nonbank entities’ loans	5,220	6,455
Loans originated by nonbank entities	(6,452)	(6,054)
Net cash paid for acquisitions	—	(174)
Proceeds from sales of foreclosed assets and short sales	3,962	4,299
Net cash from purchases and sales of MSRs	(45)	(72)
Other, net	(1,151)	(377)
Net cash used by investing activities	(28,126)	(52,745)
Cash flows from financing activities:
Net change in:
Deposits	17,756	39,400
Short-term borrowings	19,445	7,966
Long-term debt:
Proceeds from issuance	13,835	18,493
Repayment	(18,104)	(6,733)
Preferred stock:
Proceeds from issuance	1,997	1,995
Cash dividends paid	(699)	(570)
Common stock:
Proceeds from issuance	1,012	1,052
Repurchased	(4,586)	(3,979)
Cash dividends paid	(3,647)	(3,347)
Excess tax benefits related to stock incentive compensation	409	330
Net change in noncontrolling interests	(84)	(850)
Other, net	44	102
Net cash provided by financing activities	27,378	53,859
Net change in cash and due from banks	116	716
Cash and due from banks at beginning of period	19,571	19,919
Cash and due from banks at end of period	$19,687	20,635
Supplemental cash flow disclosures:
Cash paid for interest	$1,747	1,673
Cash paid for income taxes	7,105	4,091

The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

Notes 1: Summary of Significant Accounting Policies (continued)

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K). There were no material changes to these policies in the first half of 2015. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5 (Loans and Allowance for Credit Losses)), valuations of residential mortgage servicing rights (MSRs) (Note 7 (Securitizations and Variable Interest Entities) and Note 8 (Mortgage Banking Activities)) and financial instruments (Note 13 (Fair Values of Assets and Liabilities)), and income taxes. Actual results could differ from those estimates.
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

ASU 2014-11 requires repurchase-to-maturity transactions to be accounted for as secured borrowings versus sales. The guidance also requires separate accounting for transfers of financial assets that are executed contemporaneously with repurchase agreements. The Update also includes new disclosures for transfers accounted for as sales and for repurchase agreements and similar arrangements, such as classes of collateral pledged for gross obligations and the remaining contractual maturity of repurchase agreements. We adopted the accounting changes in first quarter 2015 with no impact to our consolidated financial statements or disclosures. We adopted the collateral and remaining contractual maturity disclosures for repurchase and similar agreements in second quarter 2015. For additional information, see Note 10 (Guarantees, Pledged Assets and Collateral).

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

In April 2015, we entered into a $750 million private forward repurchase contract with an unrelated third party. This contract settled in July 2015 for 13.6 million shares of common stock. At June 30, 2014, we had a $1.0 billion private repurchase contract outstanding that settled in third quarter 2014 for 19.5 million shares of common stock.

SUPPLEMENTAL CASH FLOW INFORMATION  Significant noncash activities are presented below.

	Six months ended June 30,
(in millions)	2015	2014
Trading assets retained from securitization of MHFS	$20,816	12,373
Transfers from loans to MHFS	4,757	6,662
Transfers from loans to LHFS	52	9,828
Transfers from loans to foreclosed and other assets	1,688	2,268
Transfers from available-for-sale to held-to-maturity securities	4,972	—

SUBSEQUENT EVENTS  We have evaluated the effects of events that have occurred subsequent to June 30, 2015, and there have been no material events that would require recognition in our second quarter 2015 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

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
We completed no acquisitions during the first half of 2015 and had no business combinations pending as of June 30, 2015.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments
The following table provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. The majority of interest-earning deposits at June 30, 2015 and December 31, 2014, were held at the Federal Reserve.

(in millions)	Jun 30, 2015	Dec 31, 2014
Federal funds sold and securities purchased under resale agreements	$41,319	36,856
Interest-earning deposits	187,959	219,220
Other short-term investments	2,969	2,353
Total	$232,247	258,429

As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $2.8 billion and $2.6 billion as of June 30, 2015 and December 31, 2014, respectively.
We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $19.0 billion and $14.9 billion at June 30, 2015 and December 31, 2014 , respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section of Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4: Investment Securities
The following table provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after-tax basis as a component of cumulative OCI.

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$35,945	127	(128)	35,944
Securities of U.S. states and political subdivisions	47,736	1,158	(596)	48,298
Mortgage-backed securities:
Federal agencies	98,542	2,424	(888)	100,078
Residential	7,580	894	(13)	8,461
Commercial	14,882	479	(52)	15,309
Total mortgage-backed securities	121,004	3,797	(953)	123,848
Corporate debt securities	14,564	586	(176)	14,974
Collateralized loan and other debt obligations (1)	28,911	467	(55)	29,323
Other (2)	5,625	182	(14)	5,793
Total debt securities	253,785	6,317	(1,922)	258,180
Marketable equity securities:
Perpetual preferred securities	841	129	(12)	958
Other marketable equity securities	304	1,227	(2)	1,529
Total marketable equity securities	1,145	1,356	(14)	2,487
Total available-for-sale securities	254,930	7,673	(1,936)	260,667
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,645	544	(97)	45,092
Securities of U.S. states and political subdivisions	2,174	2	(26)	2,150
Federal agency mortgage-backed securities	27,577	130	(369)	27,338
Collateralized loans and other debt obligations (1)	1,405	3	(1)	1,407
Other (2)	4,301	27	—	4,328
Total held-to-maturity securities	80,102	706	(493)	80,315
Total	$335,032	8,379	(2,429)	340,982
December 31, 2014
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$25,898	44	(138)	25,804
Securities of U.S. states and political subdivisions	43,939	1,504	(499)	44,944
Mortgage-backed securities:
Federal agencies	107,850	2,990	(751)	110,089
Residential	8,213	1,080	(24)	9,269
Commercial	16,248	803	(57)	16,994
Total mortgage-backed securities	132,311	4,873	(832)	136,352
Corporate debt securities	14,211	745	(170)	14,786
Collateralized loan and other debt obligations (1)	25,137	408	(184)	25,361
Other (2)	6,251	295	(27)	6,519
Total debt securities	247,747	7,869	(1,850)	253,766
Marketable equity securities:
Perpetual preferred securities	1,622	148	(70)	1,700
Other marketable equity securities	284	1,694	(2)	1,976
Total marketable equity securities	1,906	1,842	(72)	3,676
Total available-for-sale securities	249,653	9,711	(1,922)	257,442
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	40,886	670	(8)	41,548
Securities of U.S. states and political subdivisions	1,962	27	—	1,989
Federal agency mortgage-backed securities	5,476	165	—	5,641
Collateralized loans and other debt obligations (1)	1,404	—	(13)	1,391
Other (2)	5,755	35	—	5,790
Total held-to-maturity securities	55,483	897	(21)	56,359
Total	$305,136	10,608	(1,943)	313,801

(1)
The available-for-sale portfolio includes collateralized debt obligations (CDOs) with a cost basis and fair value of $272 million and $407 million, respectively, at June 30, 2015, and $364 million and $500 million, respectively, at December 31, 2014. The held-to-maturity portfolio only includes collateralized loan obligations.

(2)
The “Other” category of available-for-sale securities mostly includes asset-backed securities collateralized by credit cards, student loans, home equity loans and auto leases or loans and cash. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by auto leases or loans and cash with both a cost basis and fair value of $2.7 billion at June 30, 2015, and $3.8 billion at December 31, 2014. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis and fair value of $1.6 billion each at June 30, 2015, and cost basis of $1.9 billion and fair value of $2.0 billion at December 31, 2014.

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

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(78)	11,458	(50)	3,994	(128)	15,452
Securities of U.S. states and political subdivisions	(312)	13,364	(284)	3,668	(596)	17,032
Mortgage-backed securities:
Federal agencies	(549)	25,808	(339)	11,040	(888)	36,848
Residential	(5)	754	(8)	256	(13)	1,010
Commercial	(14)	3,287	(38)	1,547	(52)	4,834
Total mortgage-backed securities	(568)	29,849	(385)	12,843	(953)	42,692
Corporate debt securities	(113)	2,953	(63)	797	(176)	3,750
Collateralized loan and other debt obligations	(12)	5,233	(43)	3,779	(55)	9,012
Other	(11)	1,018	(3)	277	(14)	1,295
Total debt securities	(1,094)	63,875	(828)	25,358	(1,922)	89,233
Marketable equity securities:
Perpetual preferred securities	—	—	(12)	124	(12)	124
Other marketable equity securities	(2)	44	—	—	(2)	44
Total marketable equity securities	(2)	44	(12)	124	(14)	168
Total available-for-sale securities	(1,096)	63,919	(840)	25,482	(1,936)	89,401
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(97)	7,137	—	—	(97)	7,137
Securities of U.S. states and political subdivisions	(26)	1,731	—	—	(26)	1,731
Federal agency mortgage-backed securities	(369)	22,509	—	—	(369)	22,509
Collateralized loan and other debt obligations	(1)	1,006	—	—	(1)	1,006
Total held-to-maturity securities	(493)	32,383	—	—	(493)	32,383
Total	$(1,589)	96,302	(840)	25,482	(2,429)	121,784
December 31, 2014
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(16)	7,138	(122)	5,719	(138)	12,857
Securities of U.S. states and political subdivisions	(198)	10,228	(301)	3,725	(499)	13,953
Mortgage-backed securities:
Federal agencies	(16)	1,706	(735)	37,854	(751)	39,560
Residential	(18)	946	(6)	144	(24)	1,090
Commercial	(9)	2,202	(48)	1,532	(57)	3,734
Total mortgage-backed securities	(43)	4,854	(789)	39,530	(832)	44,384
Corporate debt securities	(102)	1,674	(68)	1,265	(170)	2,939
Collateralized loan and other debt obligations	(99)	12,755	(85)	3,958	(184)	16,713
Other	(23)	708	(4)	277	(27)	985
Total debt securities	(481)	37,357	(1,369)	54,474	(1,850)	91,831
Marketable equity securities:
Perpetual preferred securities	(2)	92	(68)	633	(70)	725
Other marketable equity securities	(2)	41	—	—	(2)	41
Total marketable equity securities	(4)	133	(68)	633	(72)	766
Total available-for-sale securities	(485)	37,490	(1,437)	55,107	(1,922)	92,597
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(8)	1,889	—	—	(8)	1,889
Collateralized loan and other debt obligations	(13)	1,391	—	—	(13)	1,391
Total held-to-maturity securities	(21)	3,280	—	—	(21)	3,280
Total	$(506)	40,770	(1,437)	55,107	(1,943)	95,877

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
For descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2014 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first half of 2015.
The following table shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by

Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $24 million and $1.6 billion, respectively, at June 30, 2015, and $25 million and $1.6 billion, respectively, at December 31, 2014. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(128)	15,452	—	—
Securities of U.S. states and political subdivisions	(549)	16,567	(47)	465
Mortgage-backed securities:
Federal agencies	(888)	36,848	—	—
Residential	(3)	516	(10)	494
Commercial	(28)	4,461	(24)	373
Total mortgage-backed securities	(919)	41,825	(34)	867
Corporate debt securities	(46)	2,382	(130)	1,368
Collateralized loan and other debt obligations	(54)	8,976	(1)	36
Other	(12)	1,106	(2)	189
Total debt securities	(1,708)	86,308	(214)	2,925
Perpetual preferred securities	(12)	124	—	—
Total available-for-sale securities	(1,720)	86,432	(214)	2,925
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(97)	7,137	—	—
Securities of U.S. states and political subdivisions	(26)	1,731	—	—
Federal agency mortgage-backed securities	(369)	22,509	—	—
Collateralized loan and other debt obligations	(1)	1,006	—	—
Total held-to-maturity securities	(493)	32,383	—	—
Total	$(2,213)	118,815	(214)	2,925
December 31, 2014
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(138)	12,857	—	—
Securities of U.S. states and political subdivisions	(459)	13,600	(40)	353
Mortgage-backed securities:
Federal agencies	(751)	39,560	—	—
Residential	—	139	(24)	951
Commercial	(24)	3,366	(33)	368
Total mortgage-backed securities	(775)	43,065	(57)	1,319
Corporate debt securities	(39)	1,807	(131)	1,132
Collateralized loan and other debt obligations	(172)	16,609	(12)	104
Other	(23)	782	(4)	203
Total debt securities	(1,606)	88,720	(244)	3,111
Perpetual preferred securities	(70)	725	—	—
Total available-for-sale securities	(1,676)	89,445	(244)	3,111
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(8)	1,889	—	—
Collateralized loan and other debt obligations	(13)	1,391	—	—
Total held-to-maturity securities	(21)	3,280	—	—
Total	$(1,697)	92,725	(244)	3,111

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

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2015
Available-for-sale securities (1):
Securities of U.S. Treasury and federal agencies	$35,944	1.50%	$120	0.67%	$31,348	1.46%	$4,476	1.83%	$—	—%
Securities of U.S. states and political subdivisions	48,298	5.69	2,733	1.73	7,550	2.14	3,062	5.37	34,953	6.79
Mortgage-backed securities:
Federal agencies	100,078	3.29	5	6.51	368	1.80	807	3.98	98,898	3.29
Residential	8,461	4.47	—	—	30	5.05	50	5.87	8,381	4.46
Commercial	15,309	5.23	—	—	60	2.64	—	—	15,249	5.24
Total mortgage-backed securities	123,848	3.61	5	6.51	458	2.12	857	4.09	122,528	3.62
Corporate debt securities	14,974	4.84	728	4.63	8,023	4.58	4,902	5.09	1,321	5.59
Collateralized loan and other debt obligations	29,323	1.96	—	—	862	0.76	11,946	1.85	16,515	2.11
Other	5,793	1.71	280	1.52	1,175	2.50	883	1.39	3,455	1.54
Total available-for-sale debt securities at fair value	$258,180	3.55%	$3,866	2.23%	$49,416	2.09%	$26,126	2.92%	$178,772	4.07%
December 31, 2014
Available-for-sale securities (1):					`
Securities of U.S. Treasury and federal agencies	$25,804	1.49%	$181	1.47%	$22,348	1.44%	$3,275	1.83%	$—	—%
Securities of U.S. states and political subdivisions	44,944	5.66	3,568	1.71	7,050	2.19	3,235	5.13	31,091	6.96
Mortgage-backed securities:
Federal agencies	110,089	3.27	—	—	276	2.86	1,011	3.38	108,802	3.27
Residential	9,269	4.50	—	—	9	4.81	83	5.63	9,177	4.49
Commercial	16,994	5.16	1	0.28	62	2.71	5	1.30	16,926	5.17
Total mortgage-backed securities	136,352	3.59	1	0.28	347	2.88	1,099	3.54	134,905	3.59
Corporate debt securities	14,786	4.90	600	4.32	7,634	4.54	5,209	5.30	1,343	5.70
Collateralized loan and other debt obligations	25,361	1.83	23	1.95	944	0.71	8,472	1.67	15,922	1.99
Other	6,519	1.79	274	1.55	1,452	2.56	1,020	1.32	3,773	1.64
Total available-for-sale debt securities at fair value	$253,766	3.60%	$4,647	2.03%	$39,775	2.20%	$22,310	3.12%	$187,034	3.99%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

The following table shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2015
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,645	2.12%	$—	—%	$—	—%	$44,645	2.12%	$—	—%
Securities of U.S. states and political subdivisions	2,174	5.71	—	—	—	—	65	7.70	2,109	5.65
Federal agency mortgage-backed securities	27,577	3.48	—	—	—	—	—	—	27,577	3.48
Collateralized loan and other debt obligations	1,405	2.00	—	—	—	—	—	—	1,405	2.00
Other	4,301	1.60	183	1.64	2,911	1.68	1,207	1.40	—	—
Total held-to-maturity debt securities at amortized cost	$80,102	2.65%	$183	1.64%	$2,911	1.68%	$45,917	2.11%	$31,091	3.56%
December 31, 2014
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$40,886	2.12%	$—	—%	$—	—%	$40,886	2.12%	$—	—%
Securities of U.S. states and political subdivisions	1,962	5.60	—	—%	—	—	9	6.60	1,953	5.59
Federal agency mortgage-backed securities	5,476	3.89	—	—%	—	—	—	—	5,476	3.89
Collateralized loan and other debt obligations	1,404	1.96	—	—	—	—	—	—	1,404	1.96
Other	5,755	1.64	192	1.61	4,214	1.72	1,349	1.41	—	—
Total held-to-maturity debt securities at amortized cost	$55,483	2.37%	$192	1.61%	$4,214	1.72%	$42,244	2.10%	$8,833	3.96%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

The following table shows the fair value of held-to-maturity debt securities by contractual maturity.

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
June 30, 2015
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,092	—	—	45,092	—
Securities of U.S. states and political subdivisions	2,150	—	—	64	2,086
Federal agency mortgage-backed securities	27,338	—	—	—	27,338
Collateralized loan and other debt obligations	1,407	—	—	—	1,407
Other	4,328	183	2,929	1,216	—
Total held-to-maturity debt securities at fair value	$80,315	183	2,929	46,372	30,831
December 31, 2014
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$41,548	—	—	41,548	—
Securities of U.S. states and political subdivisions	1,989	—	—	9	1,980
Federal agency mortgage-backed securities	5,641	—	—	—	5,641
Collateralized loan and other debt obligations	1,391	—	—	—	1,391
Other	5,790	193	4,239	1,358	—
Total held-to-maturity debt securities at fair value	$56,359	193	4,239	42,915	9,012

Note 4: Investment Securities (continued)

Realized Gains and Losses
The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the available-for-sale securities portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 (Other Assets)).

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Gross realized gains	$255	154	603	545
Gross realized losses	(15)	(2)	(35)	(5)
OTTI write-downs	(21)	(13)	(52)	(22)
Net realized gains from available-for-sale securities	219	139	516	518
Net realized gains from nonmarketable equity investments	479	381	830	932
Net realized gains from debt securities and equity investments	$698	520	1,346	1,450

Other-Than-Temporary Impairment
The following table shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities, marketable equity securities and nonmarketable equity investments. There were no OTTI write-downs on held-to-maturity securities during the first half of 2015 and 2014.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
OTTI write-downs included in earnings
Debt securities:
Securities of U.S. states and political subdivisions	$—	2	16	2
Mortgage-backed securities:
Residential	19	5	34	10
Commercial	—	4	—	6
Corporate debt securities	1	—	1	—
Collateralized loan and other debt obligations	—	2	—	2
Total debt securities	20	13	51	20
Equity securities:
Marketable equity securities:
Other marketable equity securities	1	—	1	2
Total marketable equity securities	1	—	1	2
Total investment securities	21	13	52	22
Nonmarketable equity investments	75	69	117	195
Total OTTI write-downs included in earnings	$96	82	169	217

Other-Than-Temporarily Impaired Debt Securities
The following table shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$19	9	39	16
Intent-to-sell OTTI	1	4	12	4
Total recorded as part of gross realized losses	20	13	51	20
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	—	1	(1)	1
Residential mortgage-backed securities	(10)	(4)	(31)	(13)
Commercial mortgage-backed securities	—	(7)	(15)	(19)
Other debt securities	—	(1)	—	—
Total changes to OCI for non-credit-related OTTI	(10)	(10)	(47)	(31)
Total OTTI losses (reversal of losses) recorded on debt securities	$10	3	4	(11)

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

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Credit loss recognized, beginning of period	$1,029	1,143	1,025	1,171
Additions:
For securities with initial credit impairments	—	3	—	3
For securities with previous credit impairments	19	6	39	13
Total additions	19	9	39	16
Reductions:
For securities sold, matured, or intended/required to be sold	(52)	(40)	(66)	(69)
For recoveries of previous credit impairments (1)	(3)	(5)	(5)	(11)
Total reductions	(55)	(45)	(71)	(80)
Credit loss recognized, end of period	$993	1,107	993	1,107

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5: Loans and Allowance for Credit Losses (continued)

Note 5: Loans and Allowance for Credit Losses
The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $4.0 billion and $4.5 billion at June 30, 2015, and December 31, 2014, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.

(in millions)	Jun 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$284,817	271,795
Real estate mortgage	119,695	111,996
Real estate construction	21,309	18,728
Lease financing	12,201	12,307
Total commercial	438,022	414,826
Consumer:
Real estate 1-4 family first mortgage	267,868	265,386
Real estate 1-4 family junior lien mortgage	56,164	59,717
Credit card	31,135	31,119
Automobile	57,801	55,740
Other revolving credit and installment	37,469	35,763
Total consumer	450,437	447,725
Total loans	$888,459	862,551

Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. The following table presents total commercial foreign loans outstanding by class of financing receivable.

(in millions)	Jun 30, 2015	Dec 31, 2014
Commercial foreign loans:
Commercial and industrial	$44,838	44,707
Real estate mortgage	9,125	4,776
Real estate construction	389	218
Lease financing	301	336
Total commercial foreign loans	$54,653	50,037

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

	2015			2014
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Purchases (1)	$9,739	311	10,050	1,523	—	1,523
Sales	(157)	(1)	(158)	(1,958)	(25)	(1,983)
Transfers to MHFS/LHFS (1)	(45)	(5)	(50)	(24)	(9,773)	(9,797)
Six months ended June 30,
Purchases (1)	$10,830	311	11,141	2,537	168	2,705
Sales	(363)	(30)	(393)	(3,599)	(75)	(3,674)
Transfers to MHFS/LHFS (1)	(52)	(7)	(59)	(59)	(9,778)	(9,837)

(1)
The “Purchases” and “Transfers to MHFS/LHFS" categories exclude activity in government insured/guaranteed real estate 1-4 family first mortgage loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Accordingly, these loans have limited impact on the allowance for loan losses. On a net basis, such purchases net of transfers to MHFS were $(228) million and $(1.3) billion for second quarter 2015 and 2014, respectively and $900 million and $237 million for the first half of 2015 and 2014, respectively.

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $86 billion at June 30, 2015 and $87 billion at December 31, 2014.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2015, and December 31, 2014, we had $1.5 billion and $1.2 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.
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

(in millions)	Jun 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$283,008	278,093
Real estate mortgage	7,542	6,134
Real estate construction	16,114	15,587
Lease financing	—	3
Total commercial	306,664	299,817
Consumer:
Real estate 1-4 family first mortgage	36,114	32,055
Real estate 1-4 family junior lien mortgage	44,348	45,492
Credit card	97,184	95,062
Other revolving credit and installment	26,566	24,816
Total consumer	204,212	197,425
Total unfunded credit commitments	$510,876	497,242

Note 5: Loans and Allowance for Credit Losses (continued)

Allowance for Credit Losses
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$13,013	14,414	13,169	14,971
Provision for credit losses	300	217	908	542
Interest income on certain impaired loans (1)	(50)	(55)	(102)	(111)
Loan charge-offs:
Commercial:
Commercial and industrial	(154)	(146)	(287)	(309)
Real estate mortgage	(16)	(16)	(39)	(36)
Real estate construction	(1)	(3)	(2)	(4)
Lease financing	(3)	(3)	(6)	(7)
Total commercial	(174)	(168)	(334)	(356)
Consumer:
Real estate 1-4 family first mortgage	(119)	(193)	(249)	(416)
Real estate 1-4 family junior lien mortgage	(163)	(220)	(342)	(469)
Credit card	(284)	(266)	(562)	(533)
Automobile	(150)	(143)	(345)	(323)
Other revolving credit and installment	(151)	(171)	(305)	(348)
Total consumer	(867)	(993)	(1,803)	(2,089)
Total loan charge-offs	(1,041)	(1,161)	(2,137)	(2,445)
Loan recoveries:
Commercial:
Commercial and industrial	73	86	142	200
Real estate mortgage	31	26	65	68
Real estate construction	7	23	17	47
Lease financing	1	2	4	5
Total commercial	112	137	228	320
Consumer:
Real estate 1-4 family first mortgage	52	56	99	109
Real estate 1-4 family junior lien mortgage	69	60	125	117
Credit card	41	55	80	91
Automobile	82	97	176	187
Other revolving credit and installment	35	39	71	79
Total consumer	279	307	551	583
Total loan recoveries	391	444	779	903
Net loan charge-offs (2)	(650)	(717)	(1,358)	(1,542)
Allowances related to business combinations/other	1	(25)	(3)	(26)
Balance, end of period	$12,614	13,834	12,614	13,834
Components:
Allowance for loan losses	$11,754	13,101	11,754	13,101
Allowance for unfunded credit commitments	860	733	860	733
Allowance for credit losses (3)	$12,614	13,834	12,614	13,834
Net loan charge-offs (annualized) as a percentage of average total loans (2)	0.30%	0.35	0.32	0.38
Allowance for loan losses as a percentage of total loans (3)	1.32	1.58	1.32	1.58
Allowance for credit losses as a percentage of total loans (3)	1.42	1.67	1.42	1.67

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.

(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

(3)
The allowance for credit losses includes $7 million and $8 million at June 30, 2015 and 2014, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

			2015			2014
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$6,333	6,680	13,013	6,354	8,060	14,414
Provision for credit losses	11	289	300	83	134	217
Interest income on certain impaired loans	(4)	(46)	(50)	(6)	(49)	(55)

Loan charge-offs	(174)	(867)	(1,041)	(168)	(993)	(1,161)
Loan recoveries	112	279	391	137	307	444
Net loan charge-offs	(62)	(588)	(650)	(31)	(686)	(717)
Allowance related to business combinations/other	1	—	1	—	(25)	(25)
Balance, end of period	$6,279	6,335	12,614	6,400	7,434	13,834

Six months ended June 30,
Balance, beginning of period	$6,377	6,792	13,169	6,103	8,868	14,971
Provision for credit losses	20	888	908	346	196	542
Interest income on certain impaired loans	(9)	(93)	(102)	(12)	(99)	(111)

Loan charge-offs	(334)	(1,803)	(2,137)	(356)	(2,089)	(2,445)
Loan recoveries	228	551	779	320	583	903
Net loan charge-offs	(106)	(1,252)	(1,358)	(36)	(1,506)	(1,542)
Allowance related to business combinations/other	(3)	—	(3)	(1)	(25)	(26)
Balance, end of period	$6,279	6,335	12,614	6,400	7,434	13,834

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
June 30, 2015
Collectively evaluated (1)	$5,523	3,568	9,091	433,247	408,736	841,983
Individually evaluated (2)	749	2,767	3,516	3,902	21,019	24,921
PCI (3)	7	—	7	873	20,682	21,555
Total	$6,279	6,335	12,614	438,022	450,437	888,459
December 31, 2014
Collectively evaluated (1)	$5,482	3,706	9,188	409,560	404,263	813,823
Individually evaluated (2)	884	3,086	3,970	3,759	21,649	25,408
PCI (3)	11	—	11	1,507	21,813	23,320
Total	$6,377	6,792	13,169	414,826	447,725	862,551

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/

combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than March 31, 2015. See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

Note 5: Loans and Allowance for Credit Losses (continued)

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

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $8.7 billion in criticized commercial real estate (CRE) loans at June 30, 2015, $1.4 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate loss exposure.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2015
By risk category:
Pass	$268,741	111,151	20,392	11,760	412,044
Criticized	15,990	7,863	811	441	25,105
Total commercial loans (excluding PCI)	284,731	119,014	21,203	12,201	437,149
Total commercial PCI loans (carrying value)	86	681	106	—	873
Total commercial loans	$284,817	119,695	21,309	12,201	438,022
December 31, 2014
By risk category:
Pass	$255,611	103,319	17,661	11,723	388,314
Criticized	16,109	7,416	896	584	25,005
Total commercial loans (excluding PCI)	271,720	110,735	18,557	12,307	413,319
Total commercial PCI loans (carrying value)	75	1,261	171	—	1,507
Total commercial loans	$271,795	111,996	18,728	12,307	414,826

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2015
By delinquency status:
Current-29 DPD and still accruing	$283,047	117,416	20,930	12,153	433,546
30-89 DPD and still accruing	588	338	108	20	1,054
90+ DPD and still accruing	17	10	—	—	27
Nonaccrual loans	1,079	1,250	165	28	2,522
Total commercial loans (excluding PCI)	284,731	119,014	21,203	12,201	437,149
Total commercial PCI loans (carrying value)	86	681	106	—	873
Total commercial loans	$284,817	119,695	21,309	12,201	438,022
December 31, 2014
By delinquency status:
Current-29 DPD and still accruing	$270,624	109,032	18,345	12,251	410,252
30-89 DPD and still accruing	527	197	25	32	781
90+ DPD and still accruing	31	16	—	—	47
Nonaccrual loans	538	1,490	187	24	2,239
Total commercial loans (excluding PCI)	271,720	110,735	18,557	12,307	413,319
Total commercial PCI loans (carrying value)	75	1,261	171	—	1,507
Total commercial loans	$271,795	111,996	18,728	12,307	414,826

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

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
June 30, 2015
By delinquency status:
Current-29 DPD	$215,683	54,861	30,473	56,715	37,107	394,839
30-59 DPD	2,135	328	213	833	157	3,666
60-89 DPD	826	188	145	193	96	1,448
90-119 DPD	391	126	107	55	75	754
120-179 DPD	446	146	196	4	19	811
180+ DPD	3,897	434	1	1	15	4,348
Government insured/guaranteed loans (1)	23,889	—	—	—	—	23,889
Total consumer loans (excluding PCI)	247,267	56,083	31,135	57,801	37,469	429,755
Total consumer PCI loans (carrying value)	20,601	81	—	—	—	20,682
Total consumer loans	$267,868	56,164	31,135	57,801	37,469	450,437
December 31, 2014
By delinquency status:
Current-29 DPD	$208,642	58,182	30,356	54,365	35,356	386,901
30-59 DPD	2,415	398	239	1,056	180	4,288
60-89 DPD	993	220	160	235	111	1,719
90-119 DPD	488	158	136	78	82	942
120-179 DPD	610	194	227	5	21	1,057
180+ DPD	4,258	464	1	1	13	4,737
Government insured/guaranteed loans (1)	26,268	—	—	—	—	26,268
Total consumer loans (excluding PCI)	243,674	59,616	31,119	55,740	35,763	425,912
Total consumer PCI loans (carrying value)	21,712	101	—	—	—	21,813
Total consumer loans	$265,386	59,717	31,119	55,740	35,763	447,725

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA and student loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $13.9 billion at June 30, 2015, compared with $16.2 billion at December 31, 2014.

Of the $5.9 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at June 30, 2015, $729 million was accruing, compared with $6.7 billion past due and $873 million accruing at December 31, 2014.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $3.9 billion, or 1.6% of total first mortgages (excluding PCI), at June 30, 2015, compared with $4.3 billion, or 1.7%, at December 31, 2014.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily security-based loans of $6.5 billion at June 30, 2015, and $5.9 billion at December 31, 2014.

Note 5: Loans and Allowance for Credit Losses (continued)

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
June 30, 2015
By updated FICO:
< 600	$10,143	3,639	2,671	8,637	936	26,026
600-639	7,570	2,633	2,637	6,467	1,047	20,354
640-679	13,765	4,975	4,898	9,781	2,308	35,727
680-719	24,460	8,361	6,309	10,668	4,284	54,082
720-759	36,085	11,560	6,463	7,949	5,831	67,888
760-799	87,575	17,064	5,275	7,468	7,934	125,316
800+	40,323	7,032	2,654	6,424	6,286	62,719
No FICO available	3,457	819	228	407	2,307	7,218
FICO not required	—	—	—	—	6,536	6,536
Government insured/guaranteed loans (1)	23,889	—	—	—	—	23,889
Total consumer loans (excluding PCI)	247,267	56,083	31,135	57,801	37,469	429,755
Total consumer PCI loans (carrying value)	20,601	81	—	—	—	20,682
Total consumer loans	$267,868	56,164	31,135	57,801	37,469	450,437
December 31, 2014
By updated FICO:
< 600	$11,166	4,001	2,639	8,825	894	27,525
600-639	7,866	2,794	2,588	6,236	1,058	20,542
640-679	13,894	5,324	4,931	9,352	2,366	35,867
680-719	24,412	8,970	6,285	9,994	4,389	54,050
720-759	35,490	12,171	6,407	7,475	5,896	67,439
760-799	82,123	17,897	5,234	7,315	7,673	120,242
800+	39,219	7,581	2,758	6,184	5,819	61,561
No FICO available	3,236	878	277	359	1,814	6,564
FICO not required	—	—	—	—	5,854	5,854
Government insured/guaranteed loans (1)	26,268	—	—	—	—	26,268
Total consumer loans (excluding PCI)	243,674	59,616	31,119	55,740	35,763	425,912
Total consumer PCI loans (carrying value)	21,712	101	—	—	—	21,813
Total consumer loans	$265,386	59,717	31,119	55,740	35,763	447,725

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

	June 30, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$100,133	15,044	115,177	95,719	15,603	111,322
60.01-80%	88,783	16,786	105,569	86,112	17,651	103,763
80.01-100%	24,683	12,834	37,517	25,170	14,004	39,174
100.01-120% (1)	5,436	6,586	12,022	6,133	7,254	13,387
> 120% (1)	2,690	3,771	6,461	2,856	4,058	6,914
No LTV/CLTV available	1,653	1,062	2,715	1,416	1,046	2,462
Government insured/guaranteed loans (2)	23,889	—	23,889	26,268	—	26,268
Total consumer loans (excluding PCI)	247,267	56,083	303,350	243,674	59,616	303,290
Total consumer PCI loans (carrying value)	20,601	81	20,682	21,712	101	21,813
Total consumer loans	$267,868	56,164	324,032	265,386	59,717	325,103

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  The following table provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

(in millions)	Jun 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$1,079	538
Real estate mortgage	1,250	1,490
Real estate construction	165	187
Lease financing	28	24
Total commercial (1)	2,522	2,239
Consumer:
Real estate 1-4 family first mortgage (2)	8,045	8,583
Real estate 1-4 family junior lien mortgage	1,710	1,848
Automobile	126	137
Other revolving credit and installment	40	41
Total consumer	9,921	10,609
Total nonaccrual loans (excluding PCI)	$12,443	12,848

(1)	Includes LHFS of $0 million at June 30, 2015 and $1 million at December 31, 2014.

(2)	Includes MHFS of $144 million and $177 million at June 30, 2015, and December 31, 2014, respectively.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $12.4 billion and $12.7 billion at June 30, 2015 and December 31, 2014, respectively, which included $6.5 billion and $6.6 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 5: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $3.4 billion at June 30, 2015, and $3.7 billion at December 31, 2014, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

(in millions)	Jun 30, 2015	Dec 31, 2014
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$15,161	17,810
Less: FHA insured/guaranteed by the VA (1)(2)	14,359	16,827
Less: Student loans guaranteed under the FFELP (3)	46	63
Total, not government insured/guaranteed	$756	920
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$17	31
Real estate mortgage	10	16
Real estate construction	—	—
Total commercial	27	47
Consumer:
Real estate 1-4 family first mortgage (2)	220	260
Real estate 1-4 family junior lien mortgage (2)	65	83
Credit card	304	364
Automobile	51	73
Other revolving credit and installment	89	93
Total consumer	729	873
Total, not government insured/guaranteed	$756	920

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $450 million at June 30, 2015, and $452 million at December 31, 2014.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2014 Form 10-K.

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
June 30, 2015
Commercial:
Commercial and industrial	$2,137	1,438	1,252	228
Real estate mortgage	2,821	2,192	2,110	456
Real estate construction	413	249	233	57
Lease financing	39	23	23	8
Total commercial	5,410	3,902	3,618	749
Consumer:
Real estate 1-4 family first mortgage	20,652	18,035	11,845	2,054
Real estate 1-4 family junior lien mortgage	2,796	2,496	1,918	605
Credit card	315	315	315	93
Automobile	176	113	43	6
Other revolving credit and installment	67	60	52	9
Total consumer (2)	24,006	21,019	14,173	2,767
Total impaired loans (excluding PCI)	$29,416	24,921	17,791	3,516
December 31, 2014
Commercial:
Commercial and industrial	$1,524	926	757	240
Real estate mortgage	3,190	2,483	2,405	591
Real estate construction	491	331	308	45
Lease financing	33	19	19	8
Total commercial	5,238	3,759	3,489	884
Consumer:
Real estate 1-4 family first mortgage	21,324	18,600	12,433	2,322
Real estate 1-4 family junior lien mortgage	3,094	2,534	2,009	653
Credit card	338	338	338	98
Automobile	190	127	55	8
Other revolving credit and installment	60	50	42	5
Total consumer (2)	25,006	21,649	14,877	3,086
Total impaired loans (excluding PCI)	$30,244	25,408	18,366	3,970

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Periods ended June 30, 2015 and December 31, 2014 each include the recorded investment of $1.9 billion and $2.1 billion, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance.

Note 5: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $373 million and $341 million at June 30, 2015 and December 31, 2014, respectively.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$1,109	23	1,193	17	1,050	43	1,221	38
Real estate mortgage	2,280	31	3,107	36	2,331	74	3,178	65
Real estate construction	264	11	465	8	284	15	521	15
Lease financing	23	—	33	—	22	—	33	—
Total commercial	3,676	65	4,798	61	3,687	132	4,953	118
Consumer:
Real estate 1-4 family first mortgage	18,161	235	19,313	238	18,321	466	19,407	475
Real estate 1-4 family junior lien mortgage	2,507	34	2,545	36	2,514	69	2,551	71
Credit card	321	10	391	12	326	20	405	24
Automobile	118	4	160	4	121	8	169	11
Other revolving credit and installment	57	1	38	1	54	2	37	2
Total consumer	21,164	284	22,447	291	21,336	565	22,569	583
Total impaired loans (excluding PCI)	$24,840	349	27,245	352	25,023	697	27,522	701
Interest income:
Cash basis of accounting		$111		100		219		199
Other (1)		238		252		478		502
Total interest income		$349		352		697		701

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

At June 30, 2015, the loans in trial modification period were $152 million under HAMP, $36 million under 2MP and $262 million under proprietary programs, compared with $149 million, $34 million and $269 million at December 31, 2014, respectively. Trial modifications with a recorded investment of $163 million at June 30, 2015, and $167 million at December 31, 2014, were accruing loans and $287 million and $285 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.
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

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended June 30, 2015
Commercial:
Commercial and industrial	$—	5	425	430	—	0.96%	$5
Real estate mortgage	4	49	271	324	—	1.73	49
Real estate construction	—	2	13	15	—	0.86	2
Total commercial	4	56	709	769	—	1.62	56
Consumer:
Real estate 1-4 family first mortgage	78	88	425	591	12	2.62	155
Real estate 1-4 family junior lien mortgage	10	21	39	70	8	3.21	28
Credit card	—	39	—	39	—	11.33	40
Automobile	—	1	17	18	7	9.00	1
Other revolving credit and installment	—	8	2	10	1	5.88	8
Trial modifications (6)	—	—	46	46	—	—	—
Total consumer	88	157	529	774	28	4.31	232
Total	$92	213	1,238	1,543	28	3.79%	$288
Quarter ended June 30, 2014
Commercial:
Commercial and industrial	$4	24	246	274	15	0.95%	$24
Real estate mortgage	—	54	274	328	—	1.20	54
Real estate construction	—	1	24	25	—	1.72	1
Total commercial	4	79	544	627	15	1.13	79
Consumer:
Real estate 1-4 family first mortgage	176	85	621	882	28	2.46	194
Real estate 1-4 family junior lien mortgage	12	25	74	111	15	3.37	35
Credit card	—	44	—	44	—	12.09	44
Automobile	1	1	20	22	7	8.80	1
Other revolving credit and installment	—	2	3	5	—	4.92	2
Trial modifications (6)	—	—	(86)	(86)	—	—	—
Total consumer	189	157	632	978	50	4.15	276
Total	$193	236	1,176	1,605	65	3.47%	$355

Note 5: Loans and Allowance for Credit Losses (continued)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Six months ended June 30, 2015
Commercial:
Commercial and industrial	$—	15	649	664	2	0.83%	$15
Real estate mortgage	4	70	580	654	1	1.61	70
Real estate construction	11	3	57	71	—	0.62	3
Total commercial	15	88	1,286	1,389	3	1.45	88
Consumer:
Real estate 1-4 family first mortgage	182	171	941	1,294	27	2.54	320
Real estate 1-4 family junior lien mortgage	17	41	90	148	20	3.20	55
Credit card	—	84	—	84	—	11.31	84
Automobile	1	2	44	47	17	9.03	2
Other revolving credit and installment	—	13	4	17	1	5.85	13
Trial modifications (6)	—	—	44	44	—	—	—
Total consumer	200	311	1,123	1,634	65	4.29	474
Total	$215	399	2,409	3,023	68	3.84%	$562
Six months ended June 30, 2014
Commercial:
Commercial and industrial	$4	37	511	552	26	1.69%	$37
Real estate mortgage	3	93	568	664	—	1.24	93
Real estate construction	—	2	167	169	—	1.61	2
Total commercial	7	132	1,246	1,385	26	1.36	132
Consumer:
Real estate 1-4 family first mortgage	349	193	1,378	1,920	60	2.61	440
Real estate 1-4 family junior lien mortgage	30	59	137	226	33	3.29	85
Credit card	—	80	—	80	—	11.20	80
Automobile	2	2	43	47	17	9.17	2
Other revolving credit and installment	—	3	4	7	—	4.91	3
Trial modifications (6)	—	—	(115)	(115)	—	—	—
Total consumer	381	337	1,447	2,165	110	3.87	610
Total	$388	469	2,693	3,550	136	3.42%	$742

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $566 million and $558 million, for quarters ended June 30, 2015 and 2014, and $1.1 billion and $1.2 million for the first half of 2015 and 2014, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $20 million and $44 million for the quarters ended June 30, 2015 and 2014, and $46 million and $92 million for the first half of 2015 and 2014, respectively.

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

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Commercial:
Commercial and industrial	$38	16	46	30
Real estate mortgage	49	21	72	63
Real estate construction	1	—	2	3
Total commercial	88	37	120	96
Consumer:
Real estate 1-4 family first mortgage	42	78	94	157
Real estate 1-4 family junior lien mortgage	4	8	8	15
Credit card	14	13	27	26
Automobile	3	3	6	7
Other revolving credit and installment	1	—	2	—
Total consumer	64	102	137	205
Total	$152	139	257	301

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

(in millions)	Jun 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$86	75
Real estate mortgage	681	1,261
Real estate construction	106	171
Total commercial	873	1,507
Consumer:
Real estate 1-4 family first mortgage	20,601	21,712
Real estate 1-4 family junior lien mortgage	81	101
Total consumer	20,682	21,813
Total PCI loans (carrying value)	$21,555	23,320
Total PCI loans (unpaid principal balance)	$30,369	32,924

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

The change in the accretable yield related to PCI loans since the merger with Wachovia is presented in the following table.

(in millions)
Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	132
Accretion into interest income (1)	(12,783)
Accretion into noninterest income due to sales (2)	(430)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	8,568
Changes in expected cash flows that do not affect nonaccretable difference (3)	11,856
Balance, December 31, 2014	17,790
Addition of accretable yield due to acquisitions	—
Accretion into interest income (1)	(764)
Accretion into noninterest income due to sales (2)	(28)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	30
Changes in expected cash flows that do not affect nonaccretable difference (3)	(58)
Balance, June 30, 2015	$16,970

Balance, March 31, 2015	$17,325
Addition of accretable yield due to acquisitions	—
Accretion into interest income (1)	(366)
Accretion into noninterest income due to sales (2)	—
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	8
Changes in expected cash flows that do not affect nonaccretable difference (3)	3
Balance, June 30, 2015	$16,970

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

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

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total
December 31, 2008	$—	—	—	—
Provision for loan losses	1,629	—	104	1,733
Charge-offs	(1,618)	—	(104)	(1,722)
Balance, December 31, 2014	11	—	—	11
Provision for loan losses	5	—	—	5
Charge-offs	(9)	—	—	(9)
Balance, June 30, 2015	$7	—	—	7

Balance, March 31, 2015	$9	—	—	9
Provision for loan losses	—	—	—	—
Charge-offs	(2)	—	—	(2)
Balance, June 30, 2015	$7	—	—	7
COMMERCIAL PCI CREDIT QUALITY INDICATORS  The following table provides a breakdown of commercial PCI loans by risk category.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
June 30, 2015
By risk category:
Pass	$25	397	75	497
Criticized	61	284	31	376
Total commercial PCI loans	$86	681	106	873
December 31, 2014
By risk category:
Pass	$21	783	118	922
Criticized	54	478	53	585
Total commercial PCI loans	$75	1,261	171	1,507

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides past due information for commercial PCI loans.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
June 30, 2015
By delinquency status:
Current-29 DPD and still accruing	$85	609	105	799
30-89 DPD and still accruing	—	10	—	10
90+ DPD and still accruing	1	62	1	64
Total commercial PCI loans	$86	681	106	873
December 31, 2014
By delinquency status:
Current-29 DPD and still accruing	$75	1,135	161	1,371
30-89 DPD and still accruing	—	48	5	53
90+ DPD and still accruing	—	78	5	83
Total commercial PCI loans	$75	1,261	171	1,507
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

	June 30, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$18,860	216	19,076	19,236	168	19,404
30-59 DPD and still accruing	1,783	7	1,790	1,987	7	1,994
60-89 DPD and still accruing	804	4	808	1,051	3	1,054
90-119 DPD and still accruing	302	2	304	402	2	404
120-179 DPD and still accruing	345	3	348	440	3	443
180+ DPD and still accruing	3,502	15	3,517	3,654	83	3,737
Total consumer PCI loans (adjusted unpaid principal balance)	$25,596	247	25,843	26,770	266	27,036
Total consumer PCI loans (carrying value)	$20,601	81	20,682	21,712	101	21,813

The following table provides FICO scores for consumer PCI loans.

	June 30, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$6,970	72	7,042	7,708	75	7,783
600-639	5,048	38	5,086	5,416	53	5,469
640-679	6,467	51	6,518	6,718	69	6,787
680-719	4,167	43	4,210	4,008	39	4,047
720-759	1,758	23	1,781	1,728	13	1,741
760-799	875	11	886	875	6	881
800+	222	2	224	220	1	221
No FICO available	89	7	96	97	10	107
Total consumer PCI loans (adjusted unpaid principal balance)	$25,596	247	25,843	26,770	266	27,036
Total consumer PCI loans (carrying value)	$20,601	81	20,682	21,712	101	21,813

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	June 30, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$4,558	28	4,586	4,309	34	4,343
60.01-80%	10,443	66	10,509	11,264	71	11,335
80.01-100%	7,374	83	7,457	7,751	92	7,843
100.01-120% (1)	2,349	46	2,395	2,437	44	2,481
> 120% (1)	866	22	888	1,000	24	1,024
No LTV/CLTV available	6	2	8	9	1	10
Total consumer PCI loans (adjusted unpaid principal balance)	$25,596	247	25,843	26,770	266	27,036
Total consumer PCI loans (carrying value)	$20,601	81	20,682	21,712	101	21,813

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets
The components of other assets were:

(in millions)	Jun 30, 2015	Dec 31, 2014
Nonmarketable equity investments:
Cost method:
Private equity and other (1)	$2,461	2,300
Federal bank stock	4,400	4,733
Total cost method	6,861	7,033
Equity method:
LIHTC investments (2)	7,887	7,278
Private equity and other	4,911	5,132
Total equity method	12,798	12,410
Fair value (3)	2,636	2,512
Total nonmarketable equity investments	22,295	21,955
Corporate/bank-owned life insurance	19,109	18,982
Accounts receivable (4)	23,943	27,151
Interest receivable	5,059	4,871
Core deposit intangibles	3,050	3,561
Customer relationship and other amortized intangibles	743	857
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (4)	588	982
Non-government insured/guaranteed	576	671
Non-residential real estate	794	956
Operating lease assets	3,309	2,714
Due from customers on acceptances	220	201
Other (5)	16,899	16,156
Total other assets	$96,585	99,057

(1)
Reflects auction rate perpetual preferred equity securities that were reclassified at the beginning of second quarter 2015 with a cost basis of $689 million (fair value of $640 million) from available-for-sale securities because they do not trade on a qualified exchange.

(2)	Represents low income housing tax credit investments.

(3)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 (Fair Values of Assets and Liabilities) for additional information.

(4)
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

(5)
Includes derivatives designated as hedging instruments, derivatives not designated as hedging instruments, and derivative loan commitments, which are carried at fair value. See Note 12 (Derivatives) for additional information.

Income (expense) related to nonmarketable equity investments was:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Net realized gains from nonmarketable equity investments	$479	381	830	932
All other	(278)	(209)	(426)	(432)
Total	$201	172	404	500

Low Income Housing Tax Credit Investments We invest in affordable housing projects that qualify for the low income housing tax credit, which is designed to promote private development of low income housing. These investments generate a return primarily through realization of federal tax credits.
Total low income housing tax credit (LIHTC) investments were $7.9 billion and $7.3 billion at June 30, 2015 and December 31, 2014, respectively. In second quarter and first half of 2015 we recognized pre-tax losses of $178 million and $356 million, respectively, related to our LIHTC investments. We also recognized total tax benefits of $274 million and $550 million, in the second quarter and first half of 2015, respectively, which included tax credits of $207 million and $416 million, for the same periods recorded in income taxes. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $2.9 billion at June 30, 2015, of which predominantly all is expected to be paid over the next three years. This liability is included in long-term debt.

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
The following table provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
June 30, 2015
Cash	$—	122		2	124
Trading assets	1,767	1		202	1,970
Investment securities (1)	14,899	690		2,687	18,276
Loans	10,811	5,103		4,708	20,622
Mortgage servicing rights	12,648	—		—	12,648
Other assets	8,561	302		56	8,919
Total assets	48,686	6,218		7,655	62,559
Short-term borrowings	—	—		2,019	2,019
Accrued expenses and other liabilities	829	60	(2)	1	890
Long-term debt	2,883	1,474	(2)	4,612	8,969
Total liabilities	3,712	1,534		6,632	11,878
Noncontrolling interests	—	105		—	105
Net assets	$44,974	4,579		1,023	50,576
December 31, 2014
Cash	$—	117		4	121
Trading assets	2,165	—		204	2,369
Investment securities (1)	18,271	875		4,592	23,738
Loans	13,195	4,509		5,280	22,984
Mortgage servicing rights	12,562	—		—	12,562
Other assets	7,456	316		52	7,824
Total assets	53,649	5,817		10,132	69,598
Short-term borrowings	—	—		3,141	3,141
Accrued expenses and other liabilities	848	49	(2)	1	898
Long-term debt	2,585	1,628	(2)	4,990	9,203
Total liabilities	3,433	1,677		8,132	13,242
Noncontrolling interests	—	103		—	103
Net assets	$50,216	4,037		2,000	56,253

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

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

Note 7: Securitizations and Variable Interest Entities (continued)

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

		Carrying value - asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
June 30, 2015
Residential mortgage loan securitizations:
Conforming (2)	$1,223,715	2,824	11,786	—	(557)	14,053
Other/nonconforming	28,487	1,465	167	—	(5)	1,627
Commercial mortgage securitizations	191,038	7,238	678	195	(25)	8,086
Collateralized debt obligations:
Debt securities	4,285	4	—	135	(91)	48
Loans (3)	4,253	4,146	—	—	—	4,146
Asset-based finance structures	16,040	10,345	—	(68)	—	10,277
Tax credit structures	24,405	8,461	—	—	(2,883)	5,578
Collateralized loan obligations	1,619	478	—	—	—	478
Investment funds	1,730	48	—	—	—	48
Other (4)	13,355	674	17	(44)	(14)	633
Total	$1,508,927	35,683	12,648	218	(3,575)	44,974
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,824	11,786	—	2,083	16,693
Other/nonconforming		1,465	167	—	348	1,980
Commercial mortgage securitizations		7,238	678	195	6,537	14,648
Collateralized debt obligations:
Debt securities		4	—	135	91	230
Loans (3)		4,146	—	—	—	4,146
Asset-based finance structures		10,345	—	83	461	10,889
Tax credit structures		8,461	—	—	800	9,261
Collateralized loan obligations		478	—	—	—	478
Investment funds		48	—	—	—	48
Other (4)		674	17	142	164	997
Total		$35,683	12,648	555	10,484	59,370

(continued on following page)

(continued from previous page)

		Carrying value - asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
December 31, 2014
Residential mortgage loan securitizations:
Conforming (2)	$1,268,200	2,846	11,684	—	(581)	13,949
Other/nonconforming	32,213	1,644	209	—	(8)	1,845
Commercial mortgage securitizations	196,510	8,756	650	251	(32)	9,625
Collateralized debt obligations:
Debt securities	5,039	11	—	163	(105)	69
Loans (3)	5,347	5,221	—	—	—	5,221
Asset-based finance structures	18,954	13,044	—	(71)	—	12,973
Tax credit structures	22,859	7,809	—	—	(2,585)	5,224
Collateralized loan obligations	1,251	518	—	—	—	518
Investment funds	2,764	49	—	—	—	49
Other (4)	12,912	747	19	(18)	(5)	743
Total	$1,566,049	40,645	12,562	325	(3,316)	50,216
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,846	11,684	—	2,507	17,037
Other/nonconforming		1,644	209	—	345	2,198
Commercial mortgage securitizations		8,756	650	251	5,715	15,372
Collateralized debt obligations:
Debt securities		11	—	163	105	279
Loans (3)		5,221	—	—	—	5,221
Asset-based finance structures		13,044	—	89	656	13,789
Tax credit structures		7,809	—	—	725	8,534
Collateralized loan obligations		518	—	—	38	556
Investment funds		49	—	—	—	49
Other (4)		747	19	150	156	1,072
Total		$40,645	12,562	653	10,247	64,107

(1)
Includes total equity interests of $8.6 billion and $8.1 billion at June 30, 2015, and December 31, 2014, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.2 billion and $1.7 billion at June 30, 2015, and December 31, 2014, respectively, for certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)
Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current and 75% and 70% were rated as investment grade by the primary rating agencies at June 30, 2015, and December 31, 2014, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

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

OTHER TRANSACTIONS WITH VIEs  Auction rate securities (ARS) are debt instruments with long-term maturities, which re-price more frequently, and preferred equities with no maturity. At June 30, 2015, we held $532 million of ARS issued by VIEs compared with $567 million at December 31, 2014. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at June 30, 2015, and December 31, 2014, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.1 billion at both dates, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

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

	2015		2014
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended June 30,
Proceeds from securitizations and whole loan sales	$58,984	160	39,830	—
Fees from servicing rights retained	923	2	979	2
Cash flows from other interests held (1)	348	11	369	18
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	1	—	—	—
Agency securitizations (3)	76	—	93	—
Servicing advances, net of repayments	$(154)	—	138	—
Six months ended June 30,
Proceeds from securitizations and whole loan sales	$100,893	181	77,444	—
Fees from servicing rights retained	1,858	4	2,007	4
Cash flows from other interests held (1)	614	23	662	39
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	7	—	3	—
Agency securitizations (3)	138	—	169	—
Servicing advances, net of repayments	$(254)	—	(135)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)
Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated. In addition, during the second quarter and first half of 2014, we paid $0 million and $78 million, respectively, to third-party investors to settle repurchase liabilities on pools of loans. There were no loan pool settlements in the second quarter and first half of 2015.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. Second quarter and first half of 2015 exclude $2.7 billion and $6.0 billion, respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools, compared with $2.8 billion and $6.9 billion, respectively, in the same periods of 2014. These loans are predominantly insured by the FHA or guaranteed by the VA.

In the second quarter and first half of 2015, we recognized net gains of $205 million and $316 million, respectively, from transfers accounted for as sales of financial assets, compared with $68 million and $97 million, respectively, in the same periods of 2014. These net gains primarily relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during the second quarter and first half of 2015 and 2014 predominantly related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the second quarter and first half of 2015, we transferred $53.4 billion and $92.9 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $36.9 billion and $70.5 billion, respectively, in the same periods of 2014. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first half of 2015 we recorded a $736 million servicing asset, measured at fair value using a Level 3 measurement technique, securities of $800 million, classified as Level 2, and a $23 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first half of 2014, we recorded a $560 million servicing asset and a $22 million liability.
The following table presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.

	Residential mortgage servicing rights
	2015	2014
Quarter ended June 30,
Prepayment speed (1)	11.9%	12.9
Discount rate	7.6	7.3
Cost to service ($ per loan) (2)	$237	301
Six months ended June 30,
Prepayment speed (1)	12.4%	12.5
Discount rate	7.6	7.6
Cost to service ($ per loan) (2)	$237	268

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
During the second quarter and first half of 2015, we transferred $6.3 billion and $9.5 billion, respectively, in fair value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $1.0 billion and $2.3 billion in the same periods of 2014, respectively. These transfers resulted in gains of $123 million and $200 million in the second quarter and first half of 2015, respectively, because the loans were carried at lower of cost or market value (LOCOM), compared with gains of $17 million and $41 million in the second quarter and first half of 2014. In connection with these transfers, in the first half of 2015 we recorded a servicing asset of $97 million, initially measured at fair value using a Level 3 measurement technique, and securities of $179 million, classified as Level 2. In the first half of 2014, we recorded a servicing asset of $5 million, using a Level 3 measurement technique, and securities of $100 million, classified as Level 2.

Note 7: Securitizations and Variable Interest Entities (continued)

Retained Interests from Unconsolidated VIEs
The following table provides key economic assumptions and the sensitivity of the current fair value of residential mortgage servicing rights and other interests held to immediate adverse changes in those assumptions. “Other interests held” relate predominantly to residential and commercial mortgage loan securitizations. Residential mortgage-backed securities retained in securitizations issued through GSEs, such as FNMA, FHLMC and GNMA, are excluded from the table because these securities have a remote risk of credit loss due to the GSE guarantee. These securities also have economic characteristics similar to GSE mortgage-backed securities that we purchase, which are not included in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Consumer	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Subordinated bonds	Senior bonds
Fair value of interests held at June 30, 2015	$12,661	102	34	363	590
Expected weighted-average life (in years)	5.9	1.4	5.2	2.2	5.4
Key economic assumptions:
Prepayment speed assumption (3)	11.6%	10.5	8.1
Decrease in fair value from:
10% adverse change	$701	1	—
25% adverse change	1,668	3	—
Discount rate assumption	7.4%	10.6	4.2	4.3	2.6
Decrease in fair value from:
100 basis point increase	$629	1	1	7	27
200 basis point increase	1,200	2	3	14	53
Cost to service assumption ($ per loan)	169
Decrease in fair value from:
10% adverse change	586
25% adverse change	1,465
Credit loss assumption			0.3%	3.0	—
Decrease in fair value from:
10% higher losses			$—	1	—
25% higher losses			—	7	—
Fair value of interests held at December 31, 2014	$12,738	117	36	294	546
Expected weighted-average life (in years)	5.7	3.9	5.5	2.9	6.2
Key economic assumptions:
Prepayment speed assumption (3)	12.5%	11.4	7.1
Decrease in fair value from:
10% adverse change	$738	2	—
25% adverse change	1,754	6	—
Discount rate assumption	7.6%	18.7	3.9	4.7	2.8
Decrease in fair value from:
100 basis point increase	$617	2	2	8	29
200 basis point increase	1,178	4	3	15	55
Cost to service assumption ($ per loan)	179
Decrease in fair value from:
10% adverse change	579
25% adverse change	1,433
Credit loss assumption			0.4%	4.1	—
Decrease in fair value from:
10% higher losses			$—	3	—
25% higher losses			—	10	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.7 billion at June 30, 2015, and $1.6 billion at December 31, 2014. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at June 30, 2015, and December 31, 2014, results in a decrease in fair value of $134 million and $185 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.
We also have a loan to an unconsolidated third party VIE that we extended in fourth quarter 2014 in conjunction with our sale of government guaranteed student loans. The loan is carried at amortized cost and approximates fair value at June 30, 2015, and December 31, 2014. The carrying amount of the loan at June 30, 2015, and December 31, 2014, was $5.3 billion and $6.5 billion, respectively. The estimated fair value of the loan is considered a Level 3 measurement that is determined using discounted cash flows that are based on changes in the discount rate due to changes in the risk premium component (credit spreads). The primary economic assumption impacting the fair value of our loan is the discount rate. Changes in the credit loss assumption are not expected to affect the estimated fair value of the loan due to the government guarantee of the underlying collateral. The sensitivity of the current fair value to an immediate adverse increase of 200 basis points in the risk premium component of the discount rate assumption is a decrease in fair value of $55 million and $130 million at June 30, 2015, and December 31, 2014, respectively.
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

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended June 30,
(in millions)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	2015	2014
Commercial:
Real estate mortgage	$109,856	114,081	7,204	7,949	196	706
Total commercial	109,856	114,081	7,204	7,949	196	706
Consumer:
Real estate 1-4 family first mortgage (3)	1,270,556	1,322,136	24,912	28,639	428	717
Real estate 1-4 family junior lien mortgage	1	1	—	—	—	—
Other revolving credit and installment	1,505	1,599	68	75	—	—
Total consumer	1,272,062	1,323,736	24,980	28,714	428	717
Total off-balance sheet sold or securitized loans (2)	$1,381,918	1,437,817	32,184	36,663	624	1,423

(1)	Includes $5.2 billion and $3.3 billion of commercial foreclosed assets and $2.4 billion and $2.7 billion of consumer foreclosed assets at June 30, 2015, and December 31, 2014, respectively.

(2)
At June 30, 2015, and December 31, 2014, the table includes total loans of $1.3 trillion at both dates and delinquent loans of $14.2 billion and $16.5 billion, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

(3)	Net charge-offs in the prior period have been revised to include net charge-offs on whole loan sales and transferred assets in foreclosure status for which we have risk of loss.

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

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
June 30, 2015
Secured borrowings:
Municipal tender option bond securitizations	$3,428	2,945	(2,020)	—	925
Commercial real estate loans	2	2	—	—	2
Residential mortgage securitizations	4,510	4,708	(4,612)	—	96
Total secured borrowings	7,940	7,655	(6,632)	—	1,023
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	4,585	4,065	(1,370)	—	2,695
Commercial real estate loans	1,050	1,050	—	—	1,050
Structured asset finance	90	46	(42)	—	4
Investment funds	715	715	(1)	—	714
Other	391	342	(121)	(105)	116
Total consolidated VIEs	6,831	6,218	(1,534)	(105)	4,579
Total secured borrowings and consolidated VIEs	$14,771	13,873	(8,166)	(105)	5,602
December 31, 2014
Secured borrowings:
Municipal tender option bond securitizations	$5,422	4,837	(3,143)	—	1,694
Commercial real estate loans	250	250	(63)	—	187
Residential mortgage securitizations	4,804	5,045	(4,926)	—	119
Total secured borrowings	10,476	10,132	(8,132)	—	2,000
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	5,041	4,491	(1,509)	—	2,982
Structured asset finance	47	47	(23)	—	24
Investment funds	904	904	(2)	—	902
Other	431	375	(143)	(103)	129
Total consolidated VIEs	6,423	5,817	(1,677)	(103)	4,037
Total secured borrowings and consolidated VIEs	$16,899	15,949	(9,809)	(103)	6,037

In addition to the structure types included in the previous table, at both June 30, 2015, and December 31, 2014, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At June 30, 2015, we pledged approximately $580 million in loans (principal and interest eligible to be capitalized) and $5.9 billion in available-for-sale securities to collateralize the VIE’s borrowings, compared with $637 million and $5.7 billion, respectively, at December 31, 2014. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.
For complete descriptions of our accounting for transfers accounted for as secured borrowings and involvements with consolidated VIEs, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2014 Form 10-K.

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
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Fair value, beginning of period	$11,739	14,953	12,738	15,580
Servicing from securitizations or asset transfers	428	271	736	560
Sales and other reductions	(5)	—	(6)	—
Net additions	423	271	730	560
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (1)	1,117	(876)	545	(1,385)
Servicing and foreclosure costs (2)	(10)	23	(28)	(11)
Discount rates (3)	—	(55)	—	(55)
Prepayment estimates and other (4)	(54)	73	(237)	175
Net changes in valuation model inputs or assumptions	1,053	(835)	280	(1,276)
Other changes in fair value (5)	(554)	(489)	(1,087)	(964)
Total changes in fair value	499	(1,324)	(807)	(2,240)
Fair value, end of period	$12,661	13,900	12,661	13,900

(1)	Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

(2)	Includes costs to service and unreimbursed foreclosure costs.

(3)	Reflects discount rate assumption change, excluding portion attributable to changes in mortgage interest rates.

(4)
Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior and other external factors that occur independent of interest rate changes.

(5)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$1,252	1,219	1,242	1,229
Purchases	29	32	51	72
Servicing from securitizations or asset transfers	46	24	96	38
Amortization	(65)	(79)	(127)	(143)
Balance, end of period (1)	$1,262	1,196	1,262	1,196
Fair value of amortized MSRs:
Beginning of period	$1,522	1,624	1,637	1,575
End of period	1,692	1,577	1,692	1,577

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

(in billions)	Jun 30, 2015	Dec 31, 2014
Residential mortgage servicing:
Serviced for others	$1,344	1,405
Owned loans serviced	347	342
Subserviced for others	5	5
Total residential servicing	1,696	1,752
Commercial mortgage servicing:
Serviced for others	465	456
Owned loans serviced	120	112
Subserviced for others	7	7
Total commercial servicing	592	575
Total managed servicing portfolio	$2,288	2,327
Total serviced for others	$1,809	1,861
Ratio of MSRs to related loans serviced for others	0.77%	0.75

The components of mortgage banking noninterest income were:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Servicing income, net:
Servicing fees:
Contractually specified servicing fees	$1,008	1,077	2,028	2,159
Late charges	46	48	99	104
Ancillary fees	81	87	152	167
Unreimbursed direct servicing costs (1)	(109)	(84)	(243)	(232)
Net servicing fees	1,026	1,128	2,036	2,198
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	1,053	(835)	280	(1,276)
Other changes in fair value (3)	(554)	(489)	(1,087)	(964)
Total changes in fair value of MSRs carried at fair value	499	(1,324)	(807)	(2,240)
Amortization	(65)	(79)	(127)	(143)
Net derivative gains (losses) from economic hedges (4)	(946)	1,310	(65)	2,158
Total servicing income, net	514	1,035	1,037	1,973
Net gains on mortgage loan origination/sales activities	1,191	688	2,215	1,260
Total mortgage banking noninterest income	$1,705	1,723	3,252	3,233
Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$107	475	215	882

(1)	Primarily associated with foreclosure expenses and unreimbursed interest advances to investors.

(2)	Refer to the changes in fair value of MSRs table in this Note for more detail.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 12 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities in “Mortgage banking” in our consolidated income statement.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of our recorded liability was $934 million at June 30, 2015, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$586	799	615	899
Provision for repurchase losses:
Loan sales	13	12	23	22
Change in estimate (1)	(31)	(38)	(57)	(42)
Net additions (reductions)	(18)	(26)	(34)	(20)
Losses	(11)	(7)	(24)	(113)
Balance, end of period	$557	766	557	766

(1)	Results from changes in investor demand, mortgage insurer practices, credit and the financial stability of correspondent lenders.

Note 9: Intangible Assets
The gross carrying value of intangible assets and accumulated amortization was:

	June 30, 2015			December 31, 2014
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$3,050	(1,788)	1,262	2,906	(1,664)	1,242
Core deposit intangibles	12,834	(9,784)	3,050	12,834	(9,273)	3,561
Customer relationship and other intangibles	3,179	(2,436)	743	3,179	(2,322)	857
Total amortized intangible assets	$19,063	(14,008)	5,055	18,919	(13,259)	5,660
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$12,661			12,738
Goodwill	25,705			25,705
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2015. Future amortization expense may vary from these projections.

(in millions)		Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles	Total
Six months ended June 30, 2015	(actual)	$127	511	114	752
Estimate for the remainder of 2015		$127	511	111	749
Estimate for year ended December 31,
2016		221	919	211	1,351
2017		176	851	197	1,224
2018		145	769	188	1,102
2019		129		12	141
2020		115		8	123

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
The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

(in millions)	Community Banking	Wholesale Banking	Wealth, Brokerage and Retirement	Consolidated Company
December 31, 2013	$17,922	7,344	371	25,637
Reduction in goodwill related to divested businesses	—	(11)	—	(11)
Goodwill from business combinations	—	87	—	87
Other	(8)	—	—	(8)
June 30, 2014	$17,914	7,420	371	25,705
December 31, 2014 and June 30, 2015	$17,914	7,420	371	25,705

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

	June 30, 2015
		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
Standby letters of credit (1)	$41	16,039	10,109	5,579	682	32,409	8,373
Securities lending and other indemnifications (2)	—	—	—	—	5,697	5,697	—
Written put options (3)	380	7,511	5,863	3,278	2,212	18,864	8,212
Loans and MHFS sold with recourse (4)	63	127	603	703	5,978	7,411	4,577
Factoring guarantees (5)	—	2,914	—	—	—	2,914	2,914
Other guarantees	27	42	51	21	2,274	2,388	69
Total guarantees	$511	26,633	16,626	9,581	16,843	69,683	24,145
	December 31, 2014
		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
Standby letters of credit (1)	$41	16,271	10,269	6,295	645	33,480	8,447
Securities lending and other indemnifications (2)	—	—	2	2	5,948	5,952	—
Written put options (3)	469	7,644	5,256	2,822	2,409	18,131	7,902
Loans and MHFS sold with recourse (4)	72	131	486	822	5,386	6,825	3,945
Factoring guarantees (5)	—	3,460	—	—	—	3,460	3,460
Other guarantees	24	9	85	22	2,158	2,274	69
Total guarantees	$606	27,515	16,098	9,963	16,546	70,122	23,823

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $13.1 billion and $15.0 billion at June 30, 2015 and December 31, 2014, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes $0 million and $211 million at June 30, 2015 and December 31, 2014, respectively, in debt and equity securities lent from participating institutional client portfolios to third-party borrowers. Also includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $1.1 billion and $950 million with related collateral of $4.9 billion and $5.6 billion at June 30, 2015 and December 31, 2014, respectively. Estimated maximum exposure to loss was $5.7 billion at each date.

(3)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives).

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $2 million and $3 million respectively, of loans associated with these agreements in the second quarter and first half of 2015, and $4 million and $5 million in the same periods of 2014, respectively.

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

Note 10: Guarantees, Pledge Assets and Collateral (continued)

Pledged Assets
As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. The following table provides the total carrying amount of pledged assets by asset type. The table excludes pledged consolidated VIE assets of $6.2 billion and $5.8 billion at June 30, 2015, and December 31, 2014, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $7.7 billion and $10.1 billion in assets pledged in transactions accounted for as secured borrowings at June 30, 2015 and December 31, 2014, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.

(in millions)	Jun 30, 2015	Dec 31, 2014
Trading assets and other (1)	$72,030	49,685
Investment securities (2)	101,266	101,997
Mortgages held for sale and Loans (3)	437,697	418,338
Total pledged assets	$610,993	570,020

(1)
Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $71.5 billion and $49.4 billion at June 30, 2015, and December 31, 2014, respectively, under agreements that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $6.8 billion and $6.6 billion (fair value of $6.8 billion for both periods) in collateral for repurchase agreements at June 30, 2015, and December 31, 2014, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $7.8 billion and $164 million in collateral pledged under repurchase agreements at June 30, 2015, and December 31, 2014, respectively, that permit the secured parties to sell or repledge the collateral.

(3)
Includes mortgages held for sale of $14.1 billion and $8.7 billion at June 30, 2015 and December 31, 2014, respectively. Balance consists of mortgages held for sale and loans that are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.2 billion and $1.7 billion at June 30, 2015 and December 31, 2014, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

Securities Financing Activities
We enter into resale and repurchase agreements and securities borrowing and lending agreements (collectively, “securities financing activities”) primarily to finance inventory positions, acquire securities to cover short trading positions, accommodate customers’ financing needs, and settle other securities obligations. These activities are conducted through our broker dealer subsidiaries and to a lesser extent through other bank entities. The majority of our securities financing activities involve high quality, liquid securities such as U.S. Treasury securities and government agency securities, and to a lesser extent, less liquid securities, including equity securities, corporate bonds and asset-backed securities. We account for these transactions as collateralized financings in which we typically receive or pledge securities as collateral. We believe these financing transactions generally do not have material credit risk given the collateral provided and the related monitoring processes.

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
Collateral we pledged consists of non-cash instruments, such as securities or loans, and is not netted on the balance sheet against the related liability. Collateral we received includes securities or loans and is not recognized on our balance sheet. Collateral pledged or received may be increased or decreased over time to maintain certain contractual thresholds as the assets underlying each arrangement fluctuate in value. Generally, these agreements require collateral to exceed the asset or liability recognized on the balance sheet. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs or MSLAs. While these agreements are typically over-collateralized, U.S. GAAP requires disclosure in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.
In addition to the amounts included in the table below, we also have balance sheet netting related to derivatives that is disclosed within Note 12 (Derivatives).

(in millions)	Jun 30, 2015	Dec 31, 2014
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$72,792	58,148
Gross amounts offset in consolidated balance sheet (1)	(12,558)	(6,477)
Net amounts in consolidated balance sheet (2)	60,234	51,671
Collateral not recognized in consolidated balance sheet (3)	(59,917)	(51,624)
Net amount (4)	$317	47
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$83,403	56,583
Gross amounts offset in consolidated balance sheet (1)	(12,558)	(6,477)
Net amounts in consolidated balance sheet (6)	70,845	50,106
Collateral pledged but not netted in consolidated balance sheet (7)	(70,435)	(49,713)
Net amount (8)	$410	393

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.

(2)
At June 30, 2015 and December 31, 2014, includes $41.2 billion and $36.8 billion, respectively, classified on our consolidated balance sheet in Federal funds sold, securities purchased under resale agreements and other short-term investments and $19.0 billion and $14.9 billion, respectively, in Loans.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At June 30, 2015 and December 31, 2014, we have received total collateral with a fair value of $84.8 billion and $64.5 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $49.5 billion at June 30, 2015 and $40.8 billion at December 31, 2014.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the "Repurchase and Securities Lending Agreements" section in this Note.

(6)	Amount is classified in Short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At June 30, 2015 and December 31, 2014, we have pledged total collateral with a fair value of $86.6 billion and $56.5 billion, respectively, of which, the counterparty does not have the right to sell or repledge $7.3 billion as of June 30, 2015 and $6.9 billion as of December 31, 2014.

(8)	Represents the amount of our obligation that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

Note 10: Guarantees, Pledge Assets and Collateral (continued)

REPURCHASE AND SECURITIES LENDING AGREEMENTS Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction's maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks by the fact that the majority of our securities financing activities involve highly liquid securities, we underwrite and monitor the financial strength of our counterparties, we monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and we monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. The following table provides the underlying collateral types of our gross obligations under repurchase and securities lending agreements.

June 30, 2015
(in millions)	Total Gross Obligation
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$27,724
Securities of U.S. States and political subdivisions	77
Federal agency mortgage-backed securities	35,139
Non-agency mortgage-backed securities	2,053
Corporate debt securities	4,963
Asset-backed securities	2,502
Equity securities	707
Other	348
Total repurchases	73,513
Securities lending:
Securities of U.S. Treasury and federal agencies	103
Federal agency mortgage-backed securities	52
Corporate debt securities	752
Equity securities (1)	8,983
Total securities lending	9,890
Total repurchases and securities lending	$83,403

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

The following table provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.

	June 30, 2015
(in millions)	Overnight/Continuous	Up to 30 days	30-90 days	>90 days	Total Gross Obligation
Repurchase agreements	$47,667	19,169	5,902	775	73,513
Securities lending	8,865	753	272	—	9,890
Total repurchases and securities lending (1)	$56,532	19,922	6,174	775	83,403

(1)
Repurchase and securities lending transactions are primarily conducted under enforceable master lending agreements that allow either party to terminate the transaction on demand. These transactions have been reported as continuous obligations unless the MRA or MSLA has been modified with an overriding agreement that specifies an alternative termination date.

Note 11: Legal Actions
The following supplements our discussion of certain matters previously reported in Note 15 (Legal Actions) to Financial Statements in our 2014 Form 10-K and Note 11 (Legal Actions) to Financial Statements in our 2015 first quarter Quarterly Report on Form 10-Q for events occurring during second quarter 2015.

INTERCHANGE LITIGATION Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A. and Wachovia Corporation are named as defendants, separately or in combination, in putative class actions filed on behalf of a plaintiff class of merchants and in individual actions brought by individual merchants with regard to the interchange fees associated with Visa and MasterCard payment card transactions. These actions have been consolidated in the U.S. District Court for the Eastern District of New York. Visa, MasterCard and several banks and bank holding companies are named as defendants in various of these actions. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class actions and reached a separate settlement in principle of the consolidated individual actions. The proposed settlement payments by all defendants in the consolidated class and individual actions total approximately $6.6 billion. The class settlement also provides for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The District Court granted final approval of the settlement, which has been appealed to the Second Circuit Court of Appeals by settlement objector merchants. Other merchants have opted out of the settlement and are pursuing several individual actions.

SECURITIES LENDING LITIGATION  Wells Fargo Bank, N.A. was involved in four separate actions brought by securities lending customers of Wells Fargo and Wachovia Bank in various courts. In general, each of the cases alleges losses based on claims that Wells Fargo violated fiduciary and contractual duties in its investment of collateral for loaned securities. Blue Cross/Blue Shield of Minnesota, et al., v. Wells Fargo Bank, N.A. resulted in verdicts dismissing the claims against Wells Fargo. Plaintiffs have appealed the verdicts. The remaining cases have been resolved.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was approximately $1.4 billion as of June 30, 2015. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 12: Derivatives (continued)

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

	June 30, 2015			December 31, 2014
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts (1)	$177,192	6,246	2,299	148,967	6,536	2,435
Foreign exchange contracts (1)	25,751	293	2,131	26,778	752	1,347
Total derivatives designated as qualifying hedging instruments		6,539	4,430		7,288	3,782
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	235,807	620	664	221,527	697	487
Equity contracts	6,444	492	49	5,219	367	96
Foreign exchange contracts	21,897	106	536	14,405	275	28
Subtotal		1,218	1,249		1,339	611
Customer accommodation, trading and other derivatives:
Interest rate contracts	5,052,605	54,832	55,684	4,378,767	56,465	57,137
Commodity contracts	71,660	4,642	5,223	88,640	7,461	7,702
Equity contracts	138,804	8,625	6,279	138,422	8,638	6,942
Foreign exchange contracts	292,525	7,296	7,304	253,742	6,377	6,452
Credit contracts - protection sold	10,583	101	743	12,304	151	943
Credit contracts - protection purchased	17,877	642	125	16,659	755	168
Other contracts	1,899	—	38	1,994	—	44
Subtotal		76,138	75,396		79,847	79,388
Total derivatives not designated as hedging instruments		77,356	76,645		81,186	79,999
Total derivatives before netting		83,895	81,075		88,474	83,781
Netting (3)		(65,486)	(66,379)		(65,869)	(65,043)
Total		$18,409	14,696		22,605	18,738

(1)
Notional amounts presented exclude $1.9 billion of interest rate contracts at both June 30, 2015 and December 31, 2014, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at June 30, 2015, and December 31, 2014 excludes $4.1 billion and $2.7 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

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

The following table provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute most of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $67.6 billion and $73.8 billion of gross derivative assets and liabilities, respectively, at June 30, 2015, and $69.6 billion and $75.0 billion, respectively, at December 31, 2014, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $16.3 billion and $7.3 billion, respectively, at June 30, 2015 and $18.9 billion and $8.8 billion, respectively, at December 31, 2014, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement. We disclose the balance sheet netting amounts within the column titled “Gross amounts offset in consolidated balance sheet.” Balance sheet netting adjustments are determined at the counterparty level for which there may be multiple contract types. For disclosure purposes, we allocate these adjustments to the contract type for each counterparty proportionally based upon the “Gross amounts recognized” by counterparty. As a result, the net amounts disclosed by contract type may not represent the actual exposure upon settlement of the contracts. Balance sheet netting does not include non-cash collateral that we receive and pledge. For disclosure purposes, we present the fair value of this non-cash collateral in the column titled “Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)” within the table. We determine and allocate the Disclosure-only netting amounts in the same manner as balance sheet netting amounts.

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

Note 12: Derivatives (continued)

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet (2)	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (3)	Net amounts	Percent exchanged in over-the-counter market (4)
June 30, 2015
Derivative assets
Interest rate contracts	$61,698	(55,749)	5,949	(808)	5,141	39%
Commodity contracts	4,642	(959)	3,683	(1)	3,682	35
Equity contracts	9,117	(3,187)	5,930	(481)	5,449	52
Foreign exchange contracts	7,695	(4,940)	2,755	(9)	2,746	99
Credit contracts-protection sold	101	(92)	9	—	9	93
Credit contracts-protection purchased	642	(559)	83	(1)	82	100
Total derivative assets	$83,895	(65,486)	18,409	(1,300)	17,109
Derivative liabilities
Interest rate contracts	$58,647	(53,848)	4,799	(3,335)	1,464	34%
Commodity contracts	5,223	(1,141)	4,082	(149)	3,933	87
Equity contracts	6,328	(2,842)	3,486	(243)	3,243	83
Foreign exchange contracts	9,971	(7,871)	2,100	(276)	1,824	100
Credit contracts-protection sold	743	(606)	137	(54)	83	100
Credit contracts-protection purchased	125	(71)	54	(36)	18	74
Other contracts	38	—	38	—	38	100
Total derivative liabilities	$81,075	(66,379)	14,696	(4,093)	10,603
December 31, 2014
Derivative assets
Interest rate contracts	$63,698	(56,051)	7,647	(769)	6,878	45%
Commodity contracts	7,461	(1,233)	6,228	(72)	6,156	27
Equity contracts	9,005	(2,842)	6,163	(405)	5,758	54
Foreign exchange contracts	7,404	(4,923)	2,481	(85)	2,396	98
Credit contracts-protection sold	151	(131)	20	—	20	90
Credit contracts-protection purchased	755	(689)	66	(1)	65	100
Total derivative assets	$88,474	(65,869)	22,605	(1,332)	21,273
Derivative liabilities
Interest rate contracts	$60,059	(54,394)	5,665	(4,244)	1,421	44%
Commodity contracts	7,702	(1,459)	6,243	(33)	6,210	81
Equity contracts	7,038	(2,845)	4,193	(484)	3,709	82
Foreign exchange contracts	7,827	(5,511)	2,316	(270)	2,046	100
Credit contracts-protection sold	943	(713)	230	(199)	31	100
Credit contracts-protection purchased	168	(121)	47	(18)	29	86
Other contracts	44	—	44	—	44	100
Total derivative liabilities	$83,781	(65,043)	18,738	(5,248)	13,490

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $320 million and $266 million related to derivative assets and $94 million and $56 million related to derivative liabilities at June 30, 2015 and December 31, 2014, respectively. Cash collateral totaled $4.6 billion and $5.7 billion, netted against derivative assets and liabilities, respectively, at June 30, 2015, and $5.2 billion and $4.6 billion, respectively, at December 31, 2014.

(2)
Net derivative assets of $15.1 billion and $16.9 billion are classified in Trading assets at June 30, 2015 and December 31, 2014, respectively. $3.3 billion and $5.7 billion are classified in Other assets in the consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.

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

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains (losses) on fair value hedges
(in millions)	Available- for-sale securities	Mortgages held for sale	Long-term debt	Available- for-sale securities	Long-term debt
Quarter ended June 30, 2015
Net interest income (expense) recognized on derivatives	$(200)	(4)	479	(1)	56	330
Gains (losses) recorded in noninterest income
Recognized on derivatives	1,352	19	(2,305)	(116)	264	(786)
Recognized on hedged item	(1,357)	(21)	2,068	111	(302)	499
Net recognized on fair value hedges (ineffective portion) (1)	$(5)	(2)	(237)	(5)	(38)	(287)
Quarter ended June 30, 2014
Net interest income (expense) recognized on derivatives	$(178)	(7)	456	(6)	77	342
Gains (losses) recorded in noninterest income
Recognized on derivatives	(440)	(11)	795	(5)	340	679
Recognized on hedged item	427	8	(714)	4	(300)	(575)
Net recognized on fair value hedges (ineffective portion) (1)	$(13)	(3)	81	(1)	40	104
Six months ended June 30, 2015
Net interest income (expense) recognized on derivatives	$(386)	(7)	951	—	117	675
Gains (losses) recorded in noninterest income
Recognized on derivatives	686	6	(1,047)	164	(1,623)	(1,814)
Recognized on hedged item	(696)	(11)	918	(158)	1,647	1,700
Net recognized on fair value hedges (ineffective portion) (1)	$(10)	(5)	(129)	6	24	(114)
Six months ended June 30, 2014
Net interest income (expense) recognized on derivatives	$(353)	(10)	904	(8)	150	683
Gains (losses) recorded in noninterest income
Recognized on derivatives	(945)	(26)	1,783	(19)	414	1,207
Recognized on hedged item	924	19	(1,567)	15	(374)	(983)
Net recognized on fair value hedges (ineffective portion) (1)	$(21)	(7)	216	(4)	40	224

(1)
The second quarter and first half of 2015, included $(2) million and $(3) million, respectively,  and both the second quarter and first half of 2014 included $0 million of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency available-for-sale securities and long-term debt that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges
We use derivatives to hedge certain financial instruments against future interest rate increases and to limit the variability of cash flows on certain financial instruments due to changes in the benchmark interest rate. For more information on cash flow hedges, see Note 16 (Derivatives) to Financial Statements in our 2014 Form 10-K.
Based upon current interest rates, we estimate that $992 million (pre tax) of deferred net gains on derivatives in OCI at June 30, 2015, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years.
The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Gains (losses) (pre tax) recognized in OCI on derivatives	$(488)	212	$464	256
Gains (pre tax) reclassified from cumulative OCI into net income (1)	268	115	502	221
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	—	1	1	1

(1)	See Note 17 (Other Comprehensive Income) for detail on components of net income.

(2)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

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
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative losses of $946 million and $65 million in the second quarter and first half of 2015, respectively, and net derivative gains of $1.3 billion and $2.2 billion in the second quarter and first half of 2014, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net liability of $190 million at June 30, 2015, and a net asset of $492 million at December 31, 2014. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.
Interest rate lock commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $36 million and $98 million at June 30, 2015, and December 31, 2014, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other derivatives” in the first table in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2014 Form 10-K.
The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Net gains (losses) recognized on economic hedges derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (1)	$(383)	475	264	841
Other (2)	114	(66)	50	(125)
Equity contracts (3)	25	47	5	123
Foreign exchange contracts (2)	(670)	(117)	(22)	(48)
Subtotal (4)	(914)	339	297	791
Net gains (losses) recognized on customer accommodation, trading and other derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (5)	(23)	498	364	788
Other (6)	489	(337)	396	(728)
Commodity contracts (6)	13	(13)	44	37
Equity contracts (6)	(139)	(214)	50	(308)
Foreign exchange contracts (6)	215	152	325	414
Credit contracts (6)	7	5	(1)	32
Other (4)(6)	15	(2)	7	(9)
Subtotal (4)	577	89	1,185	226
Net gains recognized related to derivatives not designated as hedging instruments	$(337)	428	1,482	1,017

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
The following table provides details of sold and purchased credit derivatives.

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold - non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
June 30, 2015
Credit default swaps on:
Corporate bonds	$11	5,316	1,886	3,985	1,331	2,499	2015 - 2021
Structured products	483	854	682	536	318	224	2017 - 2052
Credit protection on:
Default swap index	—	952	196	860	92	1,183	2015 - 2020
Commercial mortgage-backed securities index	229	844	5	660	184	460	2047 - 2057
Asset-backed securities index	19	49	1	1	48	75	2045 - 2046
Other	1	2,568	2,568	—	2,568	7,394	2015 - 2025
Total credit derivatives	$743	10,583	5,338	6,042	4,541	11,835
December 31, 2014
Credit default swaps on:
Corporate bonds	$23	6,344	2,904	4,894	1,450	2,831	2015 - 2021
Structured products	654	1,055	874	608	447	277	2017 - 2052
Credit protection on:
Default swap index	—	1,659	292	777	882	1,042	2015 - 2019
Commercial mortgage-backed securities index	246	1,058	—	608	450	355	2047 - 2063
Asset-backed securities index	19	52	1	1	51	81	2045 - 2046
Other	1	2,136	2,136	—	2,136	5,185	2015 - 2025
Total credit derivatives	$943	12,304	6,207	6,888	5,416	9,771
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

Note 12: Derivatives (continued)

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $11.6 billion at June 30, 2015, and $13.6 billion at December 31, 2014, for which we posted $8.7 billion and $10.5 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on June 30, 2015, or December 31, 2014, we would have been required to post additional collateral of $2.9 billion or $3.1 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
June 30, 2015
Trading assets (excluding derivatives)	$—	—	—	3	54	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	29,989	5,955	—
Securities of U.S. states and political subdivisions	—	31	—	—	46,333	53
Mortgage-backed securities	—	183	—	—	123,562	103
Other debt securities (1)	—	561	554	—	45,545	468
Total debt securities	—	775	554	29,989	221,395	624
Total marketable equity securities	—	—	—	—	501	—
Total available-for-sale securities	—	775	554	29,989	221,896	624
Derivatives (trading and other assets)	—	—	—	—	253	—
Derivatives (liabilities)	—	—	—	—	(249)	—
Other liabilities	—	—	—	—	—	—
December 31, 2014
Trading assets (excluding derivatives)	$—	—	—	2	105	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	19,899	5,905	—
Securities of U.S. states and political subdivisions	—	—	—	—	42,666	61
Mortgage-backed securities	—	152	—	—	135,997	133
Other debt securities (1)	—	1,035	601	—	41,933	541
Total debt securities	—	1,187	601	19,899	226,501	735
Total marketable equity securities	—	—	—	—	569	—
Total available-for-sale securities	—	1,187	601	19,899	227,070	735
Derivatives (trading and other assets)	—	1	—	—	290	—
Derivatives (liabilities)	—	(1)	—	—	(292)	—
Other liabilities	—	—	—	—	(1)	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities recorded at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3		Netting		Total
June 30, 2015
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$11,038	4,037	—		—		15,075
Securities of U.S. states and political subdivisions	—	2,174	8		—		2,182
Collateralized loan and other debt obligations (1)	—	370	407		—		777
Corporate debt securities	—	7,818	33		—		7,851
Mortgage-backed securities	—	20,826	—		—		20,826
Asset-backed securities	—	1,232	—		—		1,232
Equity securities	15,209	84	1		—		15,294
Total trading securities (2)	26,247	36,541	449		—		63,237
Other trading assets	—	1,799	62		—		1,861
Total trading assets (excluding derivatives)	26,247	38,340	511		—		65,098
Securities of U.S. Treasury and federal agencies	29,989	5,955	—		—		35,944
Securities of U.S. states and political subdivisions	—	46,409	1,889	(3)	—		48,298
Mortgage-backed securities:
Federal agencies	—	100,078	—		—		100,078
Residential	—	8,461	—		—		8,461
Commercial	—	15,206	103		—		15,309
Total mortgage-backed securities	—	123,745	103		—		123,848
Corporate debt securities	65	14,575	334		—		14,974
Collateralized loan and other debt obligations (4)	—	28,399	924	(3)	—		29,323
Asset-backed securities:
Auto loans and leases	—	26	260	(3)	—		286
Home equity loans	—	457	—		—		457
Other asset-backed securities	—	3,710	1,320	(3)	—		5,030
Total asset-backed securities	—	4,193	1,580		—		5,773
Other debt securities	—	20	—		—		20
Total debt securities	30,054	223,296	4,830		—		258,180
Marketable equity securities:
Perpetual preferred securities	456	502	—		—		958
Other marketable equity securities	1,506	23	—		—		1,529
Total marketable equity securities	1,962	525	—		—		2,487
Total available-for-sale securities	32,016	223,821	4,830		—		260,667
Mortgages held for sale	—	19,916	1,623		—		21,539
Loans held for sale	—	—	—		—		—
Loans	—	—	5,651		—		5,651
Mortgage servicing rights (residential)	—	—	12,661		—		12,661
Derivative assets:
Interest rate contracts	77	61,302	319		—		61,698
Commodity contracts	—	4,627	15		—		4,642
Equity contracts	4,357	3,578	1,182		—		9,117
Foreign exchange contracts	33	7,662	—		—		7,695
Credit contracts	—	375	368		—		743
Netting	—	—	—		(65,486)	(5)	(65,486)
Total derivative assets (6)	4,467	77,544	1,884		(65,486)		18,409
Other assets	—	—	2,711		—		2,711
Total assets recorded at fair value	$62,730	359,621	29,871		(65,486)		386,736
Derivative liabilities:
Interest rate contracts	$(32)	(58,548)	(67)		—		(58,647)
Commodity contracts	—	(5,211)	(12)		—		(5,223)
Equity contracts	(1,082)	(3,879)	(1,367)		—		(6,328)
Foreign exchange contracts	(32)	(9,939)	—		—		(9,971)
Credit contracts	—	(383)	(485)		—		(868)
Other derivative contracts	—	—	(38)		—		(38)
Netting	—	—	—		66,379	(5)	66,379
Total derivative liabilities (6)	(1,146)	(77,960)	(1,969)		66,379		(14,696)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(8,690)	(1,168)	—		—		(9,858)
Securities of U.S. states and political subdivisions	—	(10)	—		—		(10)
Corporate debt securities	—	(4,151)	—		—		(4,151)
Equity securities	(1,863)	(2)	—		—		(1,865)
Other securities	—	(18)	(1)		—		(19)
Total short sale liabilities	(10,553)	(5,349)	(1)		—		(15,903)
Other liabilities (excluding derivatives)	—	—	(30)		—		(30)
Total liabilities recorded at fair value	$(11,699)	(83,309)	(2,000)		66,379		(30,629)

(1)	The entire balance is collateralized loan obligations.

(2)
Net gains (losses) from trading activities recognized in the income statement for the first half of June 30, 2015 and 2014 include $(470) million and $216 million in net unrealized gains (losses) on trading securities held at June 30, 2015 and 2014, respectively.

(3)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(4)	Includes collateralized debt obligations of $407 million.

(5)
Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 12 (Derivatives) for additional information.

(6)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2014
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$10,506	3,886	—		—		14,392
Securities of U.S. states and political subdivisions	—	1,537	7		—		1,544
Collateralized loan and other debt obligations (1)	—	274	445		—		719
Corporate debt securities	—	7,517	54		—		7,571
Mortgage-backed securities	—	16,273	—		—		16,273
Asset-backed securities	—	776	79		—		855
Equity securities	18,512	38	10		—		18,560
Total trading securities (2)	29,018	30,301	595		—		59,914
Other trading assets	—	1,398	55		—		1,453
Total trading assets (excluding derivatives)	29,018	31,699	650		—		61,367
Securities of U.S. Treasury and federal agencies	19,899	5,905	—		—		25,804
Securities of U.S. states and political subdivisions	—	42,667	2,277	(3)	—		44,944
Mortgage-backed securities:
Federal agencies	—	110,089	—		—		110,089
Residential	—	9,245	24		—		9,269
Commercial	—	16,885	109		—		16,994
Total mortgage-backed securities	—	136,219	133		—		136,352
Corporate debt securities	83	14,451	252		—		14,786
Collateralized loan and other debt obligations (4)	—	24,274	1,087	(3)	—		25,361
Asset-backed securities:
Auto loans and leases	—	31	245	(3)	—		276
Home equity loans	—	662	—		—		662
Other asset-backed securities	—	4,189	1,372	(3)	—		5,561
Total asset-backed securities	—	4,882	1,617		—		6,499
Other debt securities	—	20	—		—		20
Total debt securities	19,982	228,418	5,366		—		253,766
Marketable equity securities:
Perpetual preferred securities (5)	468	569	663	(3)	—		1,700
Other marketable equity securities	1,952	24	—		—		1,976
Total marketable equity securities	2,420	593	663		—		3,676
Total available-for-sale securities	22,402	229,011	6,029		—		257,442
Mortgages held for sale	—	13,252	2,313		—		15,565
Loans held for sale	—	1	—		—		1
Loans	—	—	5,788		—		5,788
Mortgage servicing rights (residential)	—	—	12,738		—		12,738
Derivative assets:
Interest rate contracts	27	63,306	365		—		63,698
Commodity contracts	—	7,438	23		—		7,461
Equity contracts	4,102	3,544	1,359		—		9,005
Foreign exchange contracts	65	7,339	—		—		7,404
Credit contracts	—	440	466		—		906
Netting	—	—	—		(65,869)	(6)	(65,869)
Total derivative assets (7)	4,194	82,067	2,213		(65,869)		22,605
Other assets	—	—	2,593		—		2,593
Total assets recorded at fair value	$55,614	356,030	32,324		(65,869)		378,099
Derivative liabilities:
Interest rate contracts	$(29)	(59,958)	(72)		—		(60,059)
Commodity contracts	—	(7,680)	(22)		—		(7,702)
Equity contracts	(1,290)	(4,305)	(1,443)		—		(7,038)
Foreign exchange contracts	(60)	(7,767)	—		—		(7,827)
Credit contracts	—	(456)	(655)		—		(1,111)
Other derivative contracts	—	—	(44)		—		(44)
Netting	—	—	—		65,043	(6)	65,043
Total derivative liabilities (7)	(1,379)	(80,166)	(2,236)		65,043		(18,738)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(7,043)	(1,636)	—		—		(8,679)
Securities of U.S. states and political subdivisions	—	(26)	—		—		(26)
Corporate debt securities	—	(5,055)	—		—		(5,055)
Equity securities	(2,259)	(2)	—		—		(2,261)
Other securities	—	(73)	(6)		—		(79)
Total short sale liabilities	(9,302)	(6,792)	(6)		—		(16,100)
Other liabilities (excluding derivatives)	—	—	(28)		—		(28)
Total liabilities recorded at fair value	$(10,681)	(86,958)	(2,270)		65,043		(34,866)

(1)	The entire balance is collateralized loan obligations.

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

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended June 30, 2015
Trading assets (excluding derivatives)	$—	—	83	—	—	(83)	—
Available-for-sale securities (2)	—	—	24	—	—	(24)	—
Mortgages held for sale	—	—	386	(53)	53	(386)	—
Loans	—	—	—	—	—	—	—
Net derivative assets and liabilities (3)	—	—	18	—	—	(18)	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	—	511	(53)	53	(511)	—
Quarter ended June 30, 2014
Trading assets (excluding derivatives)	$—	—	38	—	—	(38)	—
Available-for-sale securities	—	—	97	(53)	53	(97)	—
Mortgages held for sale	—	—	98	(139)	139	(98)	—
Loans	—	—	—	(270)	270	—	—
Net derivative assets and liabilities (3)	—	—	(132)	3	(3)	132	—
Total transfers	$—	—	101	(459)	459	(101)	—
Six months ended June 30, 2015
Trading assets (excluding derivatives)	$16	(3)	93	(16)	1	(91)	—
Available-for-sale securities (2)	—	—	76	—	—	(76)	—
Mortgages held for sale	—	—	453	(95)	95	(453)	—
Loans	—	—	—	—	—	—	—
Net derivative assets and liabilities (3)	—	—	52	12	(12)	(52)	—
Short sale liabilities	(1)	—	—	1	—	—	—
Total transfers	$15	(3)	674	(98)	84	(672)	—
Six months ended June 30, 2014
Trading assets (excluding derivatives)	$—	—	40	(28)	28	(40)	—
Available-for-sale securities	—	(8)	105	(148)	148	(97)	—
Mortgages held for sale	—	—	122	(196)	196	(122)	—
Loans	—	—	49	(270)	270	(49)	—
Net derivative assets and liabilities (3)	—	—	(87)	—	—	87	—
Total transfers	$—	(8)	229	(642)	642	(221)	—

(1)	All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward table in this Note.

(2)
Transfers out of Level 3 exclude $640 million in auction rate perpetual preferred equity securities that were transferred in second quarter 2015 from available-for-sale securities to nonmarketable equity investments in other assets. See Note 6 (Other Assets) for additional information.

(3)
Includes net derivative assets that were transferred from Level 3 to Level 2 due to increased observable market data. Also includes net derivative liabilities that were transferred from Level 2 to Level 3 due to a decrease in observable market data.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2015, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended June 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$6	—	—	2	—	—	8	—
Collateralized loan and other debt obligations	381	21	—	5	—	—	407	13
Corporate debt securities	31	—	—	4	—	(2)	33	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	81	—	—	—	—	(81)	—	—
Equity securities	10	1	—	(10)	—	—	1	—
Total trading securities	509	22	—	1	—	(83)	449	13
Other trading assets	64	(1)	—	(1)	—		62	1
Total trading assets (excluding derivatives)	573	21	—	—	—	(83)	511	14	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,980	4	(12)	(59)	—	(24)	1,889	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	104	—	(1)	—	—	—	103	—
Total mortgage-backed securities	104	—	(1)	—	—	—	103	—
Corporate debt securities	312	3	(3)	22	—	—	334	2
Collateralized loan and other debt obligations	1,053	32	5	(166)	—	—	924	—
Asset-backed securities:
Auto loans and leases	249	—	11	—	—	—	260	—
Other asset-backed securities	1,206	1	2	111	—	—	1,320	—
Total asset-backed securities	1,455	1	13	111	—	—	1,580	—
Total debt securities	4,904	40	2	(92)	—	(24)	4,830	2	(4)
Marketable equity securities:
Perpetual preferred securities	640	—	—	—	—	(640)	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	640	—	—	—	—	(640)	—	—	(5)
Total available-for-sale securities	5,544	40	2	(92)	—	(664)	4,830	2
Mortgages held for sale	2,098	(1)	—	(141)	53	(386)	1,623	(8)	(6)
Loans	5,730	(41)	—	(38)	—	—	5,651	(37)	(6)
Mortgage servicing rights (residential) (7)	11,739	499	—	423	—	—	12,661	1,053	(6)
Net derivative assets and liabilities:
Interest rate contracts	438	(57)	—	(129)	—	—	252	8
Commodity contracts	(2)	3	—	2	—	—	3	3
Equity contracts	(186)	57	—	(38)	—	(18)	(185)	43
Foreign exchange contracts	—	—	—	—	—	—	—	—
Credit contracts	(154)	3	—	34	—		(117)	(9)
Other derivative contracts	(52)	14	—	—	—	—	(38)	14
Total derivative contracts	44	20	—	(131)	—	(18)	(85)	59	(8)
Other assets	2,628	(7)	—	90	—	—	2,711	(8)	(3)
Short sale liabilities	(15)	—	—	14	—	—	(1)	—	(3)
Other liabilities (excluding derivatives)	(27)	(3)	—	—	—	—	(30)	—	(6)

(1)	See next page for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2015.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$3	(1)	—	—	2
Collateralized loan and other debt obligations	508	(503)	—	—	5
Corporate debt securities	12	(8)	—	—	4
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	(10)	(10)
Total trading securities	523	(512)	—	(10)	1
Other trading assets	—	(1)	—	—	(1)
Total trading assets (excluding derivatives)	523	(513)	—	(10)	—
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(21)	239	(277)	(59)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	36	(8)	—	(6)	22
Collateralized loan and other debt obligations	15	(99)	—	(82)	(166)
Asset-backed securities:
Auto loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	179	(68)	111
Total asset-backed securities	—	—	179	(68)	111
Total debt securities	51	(128)	418	(433)	(92)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	51	(128)	418	(433)	(92)
Mortgages held for sale	67	(332)	226	(102)	(141)
Loans	1	—	99	(138)	(38)
Mortgage servicing rights (residential)	—	—	428	(5)	423
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(129)	(129)
Commodity contracts	—	—	—	2	2
Equity contracts	15	(39)	—	(14)	(38)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	4	(2)	—	32	34
Other derivative contracts	—	—	—	—	—
Total derivative contracts	19	(41)	—	(109)	(131)
Other assets	96	(1)	—	(5)	90
Short sale liabilities	14	—	—	—	14
Other liabilities (excluding derivatives)	—	—	—	—	—

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2014, are summarized as follows:

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended June 30, 2014
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$40	—	—	(1)	—	(31)	8	—
Collateralized loan and other debt obligations	608	3	—	(26)	—	(4)	581	(10)
Corporate debt securities	86	(4)	—	(20)	—	—	62	1
Mortgage-backed securities	1	—	—	—	—	—	1	—
Asset-backed securities	97	12	—	(15)	—	(3)	91	12
Equity securities	13	—	—	—	—	—	13	—
Total trading securities	845	11	—	(62)	—	(38)	756	3
Other trading assets	52	(3)	—	—	—	—	49	(1)
Total trading assets (excluding derivatives)	897	8	—	(62)	—	(38)	805	2	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	3,099	—	7	107	53	(97)	3,169	(2)
Mortgage-backed securities:
Residential	41	—	1	(1)	—	—	41	—
Commercial	141	(2)	(3)	—	—	—	136	(1)
Total mortgage-backed securities	182	(2)	(2)	(1)	—	—	177	(1)
Corporate debt securities	297	9	(12)	(10)	—	—	284	—
Collateralized loan and other debt obligations	1,420	27	(8)	(113)	—	—	1,326	(2)
Asset-backed securities:
Auto loans and leases	274	—	(2)	—	—	—	272	—
Other asset-backed securities	1,280	—	1	14	—	—	1,295	—
Total asset-backed securities	1,554	—	(1)	14	—	—	1,567	—
Total debt securities	6,552	34	(16)	(3)	53	(97)	6,523	(5)	(4)
Marketable equity securities:
Perpetual preferred securities	708	1	(6)	(3)	—	—	700	—
Other marketable equity securities	—	4	—	(4)	—	—	—	—
Total marketable equity securities	708	5	(6)	(7)	—	—	700	—	(5)
Total available-for-sale securities	7,260	39	(22)	(10)	53	(97)	7,223	(5)
Mortgages held for sale	2,363	21	—	(29)	139	(98)	2,396	24	(6)
Loans	5,689	3	—	(36)	270	—	5,926	7	(6)
Mortgage servicing rights (residential) (7)	14,953	(1,324)	—	271	—	—	13,900	(835)	(6)
Net derivative assets and liabilities:
Interest rate contracts	58	551	—	(426)	—	—	183	199
Commodity contracts	(43)	10	—	(2)	—	37	2	—
Equity contracts	(24)	(3)	—	(115)	(3)	95	(50)	(50)
Foreign exchange contracts	6	3	—	(7)	—	—	2	(3)
Credit contracts	(268)	2	—	—	—	—	(266)	(14)
Other derivative contracts	(11)	(2)	—	—	—	—	(13)	—
Total derivative contracts	(282)	561	—	(550)	(3)	132	(142)	132	(8)
Other assets	2,040	(30)	—	(5)	—	—	2,005	(2)	(3)
Short sale liabilities	(5)	(1)	—	6	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(37)	(7)	—	(1)	—	—	(45)	—	(6)

(1)	See next page for detail.

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

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2014
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$1	(1)	—	(1)	(1)
Collateralized loan and other debt obligations	127	(151)	—	(2)	(26)
Corporate debt securities	8	(34)	—	6	(20)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	1	(6)	—	(10)	(15)
Equity securities	—	—	—	—	—
Total trading securities	137	(192)	—	(7)	(62)
Other trading assets	1	(1)	—	—	—
Total trading assets (excluding derivatives)	138	(193)	—	(7)	(62)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	—	257	(150)	107
Mortgage-backed securities:
Residential	—	(1)	—	—	(1)
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	(1)	—	—	(1)
Corporate debt securities	7	(8)	(1)	(8)	(10)
Collateralized loan and other debt obligations	9	—	—	(122)	(113)
Asset-backed securities:
Auto loans and leases	—	—	—	—	—
Other asset-backed securities	75	—	50	(111)	14
Total asset-backed securities	75	—	50	(111)	14
Total debt securities	91	(9)	306	(391)	(3)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(3)	(3)
Other marketable equity securities	—	(4)	—	—	(4)
Total marketable equity securities	—	(4)	—	(3)	(7)
Total available-for-sale securities	91	(13)	306	(394)	(10)
Mortgages held for sale	59	—	—	(88)	(29)
Loans	1	—	104	(141)	(36)
Mortgage servicing rights (residential)	—	—	271	—	271
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(426)	(426)
Commodity contracts	—	—	—	(2)	(2)
Equity contracts	—	(57)	—	(58)	(115)
Foreign exchange contracts	—	—	—	(7)	(7)
Credit contracts	2	72	—	(74)	—
Other derivative contracts	—	—	—	—	—
Total derivative contracts	2	15	—	(567)	(550)
Other assets	1	(1)	—	(5)	(5)
Short sale liabilities	11	(5)	—	—	6
Other liabilities (excluding derivatives)	—	—	—	(1)	(1)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2015 are summarized as follows:

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Six months ended June 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$7	—	—	1	—	—	8	—
Collateralized loan and other debt obligations	445	42	—	(80)	—	—	407	7
Corporate debt securities	54	2	—	(14)	—	(9)	33	(1)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	79	16	—	(14)	—	(81)	—	—
Equity securities	10	1	—	(10)	—	—	1	—
Total trading securities	595	61	—	(117)	—	(90)	449	6
Other trading assets	55	5	—	2	1	(1)	62	9
Total trading assets (excluding derivatives)	650	66	—	(115)	1	(91)	511	15	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	2,277	3	(15)	(300)	—	(76)	1,889	(5)
Mortgage-backed securities:
Residential	24	4	(6)	(22)	—	—	—	—
Commercial	109	1	(2)	(5)	—	—	103	—
Total mortgage-backed securities	133	5	(8)	(27)	—	—	103	—
Corporate debt securities	252	3	(3)	82	—	—	334	2
Collateralized loan and other debt obligations	1,087	61	(11)	(213)	—	—	924	—
Asset-backed securities:
Auto loans and leases	245	—	15	—	—	—	260	—
Other asset-backed securities	1,372	2	(9)	(45)	—	—	1,320	—
Total asset-backed securities	1,617	2	6	(45)	—	—	1,580	—
Total debt securities	5,366	74	(31)	(503)	—	(76)	4,830	(3)	(4)
Marketable equity securities:
Perpetual preferred securities	663	3	(2)	(24)	—	(640)	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	663	3	(2)	(24)	—	(640)	—	—	(5)
Total available-for-sale securities	6,029	77	(33)	(527)	—	(716)	4,830	(3)
Mortgages held for sale	2,313	37	—	(369)	95	(453)	1,623	6	(6)
Loans	5,788	(47)	—	(90)	—	—	5,651	(37)	(6)
Mortgage servicing rights (residential) (7)	12,738	(807)	—	730	—	—	12,661	280	(6)
Net derivative assets and liabilities:
Interest rate contracts	293	425	—	(466)	—	—	252	57
Commodity contracts	1	2	—	2	(2)	—	3	1
Equity contracts	(84)	50	—	(89)	(10)	(52)	(185)	(14)
Foreign exchange contracts	—	—	—	—	—	—	—	—
Credit contracts	(189)	1	—	71	—	—	(117)	(5)
Other derivative contracts	(44)	6	—	—	—	—	(38)	6
Total derivative contracts	(23)	484	—	(482)	(12)	(52)	(85)	45	(8)
Other assets	2,593	31	—	87	—	—	2,711	29	(3)
Short sale liabilities	(6)	—	—	5	—	—	(1)	—	(3)
Other liabilities (excluding derivatives)	(28)	(2)	—	—	—	—	(30)	—	(6)

(1)	See next page for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2015.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$3	(2)	—	—	1
Collateralized loan and other debt obligations	908	(988)	—	—	(80)
Corporate debt securities	27	(41)	—	—	(14)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	(5)	—	(9)	(14)
Equity securities	—	—	—	(10)	(10)
Total trading securities	938	(1,036)	—	(19)	(117)
Other trading assets	3	(1)	—	—	2
Total trading assets (excluding derivatives)	941	(1,037)	—	(19)	(115)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(41)	294	(553)	(300)
Mortgage-backed securities:
Residential	—	(22)	—	—	(22)
Commercial	—	(5)	—	—	(5)
Total mortgage-backed securities	—	(27)	—	—	(27)
Corporate debt securities	96	(8)	—	(6)	82
Collateralized loan and other debt obligations	59	(102)	—	(170)	(213)
Asset-backed securities:
Auto loans and leases	—	—	—	—	—
Other asset-backed securities	—	(1)	238	(282)	(45)
Total asset-backed securities	—	(1)	238	(282)	(45)
Total debt securities	155	(179)	532	(1,011)	(503)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(24)	(24)
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	(24)	(24)
Total available-for-sale securities	155	(179)	532	(1,035)	(527)
Mortgages held for sale	120	(623)	346	(212)	(369)
Loans	67	—	194	(351)	(90)
Mortgage servicing rights (residential)	—	(1)	736	(5)	730
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(466)	(466)
Commodity contracts	—	—	—	2	2
Equity contracts	15	(71)	—	(33)	(89)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	6	(2)	—	67	71
Other derivative contracts	—	—	—	—	—
Total derivative contracts	21	(73)	—	(430)	(482)
Other assets	96	(1)	—	(8)	87
Short sale liabilities	20	(15)	—	—	5
Other liabilities (excluding derivatives)	—	—	—	—	—

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2014 are summarized as follows:

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Six months ended June 30, 2014
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$39	—	—	—	—	(31)	8	—
Collateralized loan and other debt obligations	541	14	—	26	4	(4)	581	(23)
Corporate debt securities	53	(3)	—	(11)	24	(1)	62	1
Mortgage-backed securities	1	—	—	—	—	—	1	—
Asset-backed securities	122	26	—	(53)	—	(4)	91	26
Equity securities	13	—	—	—	—	—	13	—
Total trading securities	769	37	—	(38)	28	(40)	756	4
Other trading assets	54	(5)	—	—	—	—	49	—
Total trading assets (excluding derivatives)	823	32	—	(38)	28	(40)	805	4	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	3,214	9	9	(25)	59	(97)	3,169	(2)
Mortgage-backed securities:
Residential	64	10	(2)	(31)	—	—	41	—
Commercial	138	(1)	8	(9)	—	—	136	(1)
Total mortgage-backed securities	202	9	6	(40)	—	—	177	(1)
Corporate debt securities	281	13	(5)	(5)	—	—	284	—
Collateralized loan and other debt obligations	1,420	70	(21)	(143)	—	—	1,326	(2)
Asset-backed securities:
Auto loans and leases	492	—	(5)	(215)	—	—	272	—
Other asset-backed securities	1,657	1	(3)	(449)	89	—	1,295	—
Total asset-backed securities	2,149	1	(8)	(664)	89	—	1,567	—
Total debt securities	7,266	102	(19)	(877)	148	(97)	6,523	(5)	(4)
Marketable equity securities:
Perpetual preferred securities	729	4	(10)	(23)	—	—	700	—
Other marketable equity securities	—	4	—	(4)	—	—	—	—
Total marketable equity securities	729	8	(10)	(27)	—	—	700	—	(5)
Total available-for-sale securities	7,995	110	(29)	(904)	148	(97)	7,223	(5)
Mortgages held for sale	2,374	23	—	(75)	196	(122)	2,396	22	(6)
Loans	5,723	5	—	(23)	270	(49)	5,926	12	(6)
Mortgage servicing rights (residential) (7)	15,580	(2,240)	—	560	—	—	13,900	(1,276)	(6)
Net derivative assets and liabilities:
Interest rate contracts	(40)	913	—	(690)	—	—	183	236
Commodity contracts	(10)	(21)	—	(1)	(3)	37	2	—
Equity contracts	(46)	19	—	(76)	3	50	(50)	64
Foreign exchange contracts	9	5	—	(12)	—	—	2	(5)
Credit contracts	(375)	13	—	96	—	—	(266)	(14)
Other derivative contracts	(3)	(10)	—	—	—	—	(13)	—
Total derivative contracts	(465)	919	—	(683)	—	87	(142)	281	(8)
Other assets	1,503	(93)	—	595	—	—	2,005	(7)	(3)
Short sale liabilities	—	(1)	—	1	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(39)	(7)	—	1	—	—	(45)	(1)	(6)

(1)	See next page for detail.

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

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2014
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$6	(5)	—	(1)	—
Collateralized loan and other debt obligations	451	(421)	—	(4)	26
Corporate debt securities	23	(40)	—	6	(11)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	11	(44)	—	(20)	(53)
Equity securities	—	—	—	—	—
Total trading securities	491	(510)	—	(19)	(38)
Other trading assets	1	(1)	—	—	—
Total trading assets (excluding derivatives)	492	(511)	—	(19)	(38)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	73	(55)	268	(311)	(25)
Mortgage-backed securities:
Residential	—	(29)	—	(2)	(31)
Commercial	—	(8)	—	(1)	(9)
Total mortgage-backed securities	—	(37)	—	(3)	(40)
Corporate debt securities	7	(9)	10	(13)	(5)
Collateralized loan and other debt obligations	133	(32)	—	(244)	(143)
Asset-backed securities:
Auto loans and leases	—	—	—	(215)	(215)
Other asset-backed securities	87	(12)	114	(638)	(449)
Total asset-backed securities	87	(12)	114	(853)	(664)
Total debt securities	300	(145)	392	(1,424)	(877)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(23)	(23)
Other marketable equity securities	—	(4)	—	—	(4)
Total marketable equity securities	—	(4)	—	(23)	(27)
Total available-for-sale securities	300	(149)	392	(1,447)	(904)
Mortgages held for sale	106	(21)	—	(160)	(75)
Loans	2	—	206	(231)	(23)
Mortgage servicing rights (residential)	—	—	560	—	560
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(690)	(690)
Commodity contracts	—	—	—	(1)	(1)
Equity contracts	—	(115)	—	39	(76)
Foreign exchange contracts	—	—	—	(12)	(12)
Credit contracts	2	72	—	22	96
Other derivative contracts	—	—	—	—	—
Total derivative contracts	2	(43)	—	(642)	(683)
Other assets	609	(1)	—	(13)	595
Short sale liabilities	6	(5)	—	—	1
Other liabilities (excluding derivatives)	—	—	—	1	1

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

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
June 30, 2015
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,587		Discounted cash flow	Discount rate	0.5	-	6.2%		1.6
	53		Vendor priced
Auction rate securities and other municipal bonds	257		Discounted cash flow	Discount rate	2.1	-	6.0		4.0
				Weighted average life	1.7	-	10.2	yrs	4.5
Collateralized loan and other debt obligations (2)	480		Market comparable pricing	Comparability adjustment	(18.1)	-	20.5%		2.8
	851		Vendor priced
Asset-backed securities:
Auto loans and leases	260		Discounted cash flow	Discount rate	(0.5)	-	(0.5)		(0.5)
Other asset-backed securities:
Diversified payment rights (3)	579		Discounted cash flow	Discount rate	0.9	-	5.6		2.6
Other commercial and consumer	704	(4)	Discounted cash flow	Discount rate	2.6	-	5.9		3.9
				Weighted average life	1.3	-	8.0	yrs	3.9
	37		Vendor priced
Mortgages held for sale (residential)	1,550		Discounted cash flow	Default rate	0.6	-	14.0%		2.8
				Discount rate	1.1	-	6.3		4.6
				Loss severity	0.0	-	24.4		14.4
				Prepayment rate	2.0	-	18.5		8.4
	73		Market comparable pricing	Comparability adjustment	(65.8)	-	2.7		(27.2)
Loans	5,651	(5)	Discounted cash flow	Discount rate	0.0	-	3.8		3.0
				Prepayment rate	0.5	-	100.0		13.8
				Utilization rate	0.0	-	1.0		0.4
Mortgage servicing rights (residential)	12,661		Discounted cash flow	Cost to service per loan (6)	$68	-	649		169
				Discount rate	6.3	-	12.1%		7.4
				Prepayment rate (7)	8.1	-	23.2		11.6
Net derivative assets and (liabilities):
Interest rate contracts	211		Discounted cash flow	Default rate	0.00	-	0.07		0.03
				Loss severity	50.0	-	50.0		50.0
Interest rate contracts: derivative loan commitments	41	(8)	Discounted cash flow	Fall-out factor	1.0	-	99.0		21.4
				Initial-value servicing	(31.5)	-	125.0	bps	48.5
Equity contracts	99		Discounted cash flow	Conversion factor	(11.1)	-	0.0%		(8.2)
				Weighted average life	1.0	-	2.5	yrs	1.7
	(284)		Option model	Correlation factor	(50.0)	-	96.3%		55.9
				Volatility factor	8.3	-	69.4		22.5
Credit contracts	(122)		Market comparable pricing	Comparability adjustment	(29.6)	-	32.0		1.8
	5		Option model	Credit spread	0.0	-	16.5		1.1
				Loss severity	11.5	-	72.0		51.9

Other assets: nonmarketable equity investments	2,636		Market comparable pricing	Comparability adjustment	(21.1)	-	(4.0)		(15.7)

Insignificant Level 3 assets, net of liabilities	542	(9)
Total level 3 assets, net of liabilities	$27,871	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $407 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.

(5)	Consists predominantly of reverse mortgage loans securitized with GNMA that were accounted for as secured borrowing transactions.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $68 - $369.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)	Total derivative loan commitments were a net asset of $36 million, of which a $5 million derivative liability was classified as level 2 at June 30, 2015.

(9)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, certain other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts and other derivative contracts.

(10)	Consists of total Level 3 assets of $29.9 billion and total Level 3 liabilities of $2.0 billion, before netting of derivative balances.

Note 13: Fair Values of Assets and Liabilities (continued)

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
December 31, 2014
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,900		Discounted cash flow	Discount rate	0.4	-	5.6%		1.5
	61		Vendor priced
Auction rate securities and other municipal bonds	323		Discounted cash flow	Discount rate	1.5	-	7.6		3.9
				Weighted average life	1.3	-	19.4	yrs	6.4
Collateralized loan and other debt obligations (2)	565		Market comparable pricing	Comparability adjustment	(53.9)	-	25.0%		0.9
	967		Vendor priced
Asset-backed securities:
Auto loans and leases	245		Discounted cash flow	Discount rate	0.4	-	0.4		0.4
Other asset-backed securities:
Diversified payment rights (3)	661		Discounted cash flow	Discount rate	0.9	-	7.1		2.9
Other commercial and consumer	750	(4)	Discounted cash flow	Discount rate	1.9	-	21.5		5.0
				Weighted average life	1.6	-	10.7	yrs	4.0
	40		Vendor priced
Marketable equity securities: perpetual preferred	663	(5)	Discounted cash flow	Discount rate	4.1	-	9.3%		6.6
				Weighted average life	1.0	-	11.8	yrs	9.7
Mortgages held for sale (residential)	2,235		Discounted cash flow	Default rate	0.4	-	15.0%		2.6
				Discount rate	1.1	-	7.7		5.2
				Loss severity	0.1	-	26.4		18.3
				Prepayment rate	2.0	-	15.5		8.1
	78		Market comparable pricing	Comparability adjustment	(93.0)	-	10.0		(30.0)
Loans	5,788	(6)	Discounted cash flow	Discount rate	0.0	-	3.8		3.1
				Prepayment rate	0.6	-	100.0		11.2
				Utilization rate	0.0	-	1.0		0.4
Mortgage servicing rights (residential)	12,738		Discounted cash flow	Cost to service per loan (7)	$86	-	683		179
				Discount rate	5.9	-	16.9%		7.6
				Prepayment rate (8)	8.0	-	22.0		12.5
Net derivative assets and (liabilities):
Interest rate contracts	196		Discounted cash flow	Default rate	0.00	-	0.02		0.01
				Loss severity	50.0	-	50.0		50.0
Interest rate contracts: derivative loan commitments	97		Discounted cash flow	Fall-out factor	1.0	-	99.0		24.5
				Initial-value servicing	(31.1)	-	113.3	bps	46.5
Equity contracts	162		Discounted cash flow	Conversion factor	(11.2)	-	0.0%		(8.4)
				Weighted average life	1.0	-	2.0	yrs	1.3
	(246)		Option model	Correlation factor	(56.0)	-	96.3%		42.1
				Volatility factor	8.3	-	80.9		28.3
Credit contracts	(192)		Market comparable pricing	Comparability adjustment	(28.6)	-	26.3		1.8
	3		Option model	Credit spread	0.0	-	17.0		0.9
				Loss severity	11.5	-	72.5		48.7

Other assets: nonmarketable equity investments	2,512		Market comparable pricing	Comparability adjustment	(19.7)	-	(4.0)		(14.7)

Insignificant Level 3 assets, net of liabilities	507	(9)
Total level 3 assets, net of liabilities	$30,054	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $500 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.

(5)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.

(6)	Consists predominantly of reverse mortgage loans securitized with GNMA that were accounted for as secured borrowing transactions.

(7)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $86 - $270.

(8)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(9)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, certain other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts and other derivative contracts.

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

Significant unobservable inputs presented in the previous tables are those we consider significant to the fair value of the Level 3 asset or liability. We consider unobservable inputs to be significant if by their exclusion the fair value of the Level 3 asset or liability would be impacted by a predetermined percentage change, or based on qualitative factors, such as nature of the instrument, type of valuation technique used, and the significance of the unobservable inputs relative to other inputs used within the valuation. Following is a description of the significant unobservable inputs provided in the table.

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

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of

LOCOM accounting or write-downs of individual assets. The following table provides the fair value hierarchy and carrying amount of all assets that were still held as of June 30, 2015, and December 31, 2014, and for which a nonrecurring fair value adjustment was recorded during the periods presented.

	June 30, 2015				December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	2,145	955	3,100	—	2,197	1,098	3,295
Loans held for sale	—	15	—	15	—	—	—	—
Loans:
Commercial	—	102	—	102	—	243	—	243
Consumer	—	920	7	927	—	2,018	5	2,023
Total loans (2)	—	1,022	7	1,029	—	2,261	5	2,266
Other assets (3)	—	271	405	676	—	417	460	877

(1)	Predominantly real estate 1-4 family first mortgage loans.

(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Includes the fair value of foreclosed real estate, other collateral owned and nonmarketable equity investments.

The following table presents the increase (decrease) in value of certain assets for which a nonrecurring fair value adjustment has been recognized during the periods presented.

	Six months ended June 30,
(in millions)	2015	2014
Mortgages held for sale (LOCOM)	$18	57
Loans held for sale	(1)	—
Loans:
Commercial	(74)	(72)
Consumer	(601)	(781)
Total loans (1)	(675)	(853)
Other assets (2)	(152)	(205)
Total	$(810)	(1,001)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

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

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
June 30, 2015
Residential mortgages held for sale (LOCOM)	$955	(3)	Discounted cash flow	Default rate	(5)	0.3	—	7.0%	3.3%
				Discount rate		1.5	—	8.5	3.5
				Loss severity		0.9	—	32.7	3.4
				Prepayment rate	(6)	1.3	—	100.0	58.8
Other assets:
Private equity fund investments (4)	—		Market comparable pricing	Comparability adjustment		—	—	—	—
Other nonmarketable equity investments	221		Market comparable pricing	Comparability adjustment		4.8	—	8.0	6.6
Insignificant level 3 assets	191
Total	$1,367
December 31, 2014
Residential mortgages held for sale (LOCOM)	$1,098	(3)	Discounted cash flow	Default rate	(5)	0.9	—	3.8%	2.1%
				Discount rate		1.5	—	8.5	3.6
				Loss severity		0.0	—	29.8	3.8
				Prepayment rate	(6)	2.0	—	100.0	65.5
Other assets: private equity fund investments (4)	171		Market comparable pricing	Comparability adjustment		6.0	—	6.0	6.0
Insignificant level 3 assets	294
Total	$1,563

(1)	Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MHFS, weighted averages are calculated using outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $904 million and $1.0 billion government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at June 30, 2015 and December 31, 2014, respectively, and $51 million and $78 million of other mortgage loans which are not government insured/guaranteed at June 30, 2015 and December 31, 2014, respectively.

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

(in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
June 30, 2015
Offshore funds	$55	—	Daily - Quarterly	1 - 60 days
Hedge funds	1	—	Daily - Quarterly	1-90 days
Private equity funds (1)(2)	987	202	N/A	N/A
Venture capital funds (2)	84	9	N/A	N/A
Total (3)	$1,127	211
December 31, 2014
Offshore funds	$125	—	Daily - Quarterly	1 - 60 days
Hedge funds	1	—	Daily - Quarterly	1-90 days
Private equity funds (1)(2)	1,313	243	N/A	N/A
Venture capital funds (2)	68	9	N/A	N/A
Total (3)	$1,507	252
N/A - Not applicable

(1)
Excludes a private equity fund investment of $0 million and $171 million at June 30, 2015, and December 31, 2014, respectively. This investment was sold in second quarter 2015 for an amount different from the fund’s NAV.

(2)	Includes certain investments subject to the Volcker Rule that we may have to divest.

(3)
June 30, 2015, and December 31, 2014, include $1.0 billion and $1.3 billion, respectively, of fair value for nonmarketable equity investments carried at cost for which we use NAVs as a practical expedient to determine nonrecurring fair value adjustments. The fair values of investments that had nonrecurring fair value adjustments were $125 million and $108 million at June 30, 2015, and December 31, 2014, respectively.

Offshore funds primarily invest in foreign mutual funds. Redemption restrictions are in place for these investments with a fair value of $24 million at both June 30, 2015, and December 31, 2014, due to lock-up provisions that will remain in effect until February 2016.
Private equity funds invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buyouts, recapitalizations and expansion opportunities. These investments do not allow redemptions. Alternatively, we receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next 6 years.
Venture capital funds invest in domestic and foreign companies in a variety of industries, including information technology, financial services and healthcare. These investments can never be redeemed with the funds. Instead, we receive distributions as the underlying assets of the fund liquidate, which we expect to occur over the next 4 years.

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

	June 30, 2015			December 31, 2014
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets - loans:
Total loans	$1,804	1,827	(23)	1,387	1,410	(23)
Nonaccrual loans	5	6	(1)	—	1	(1)
Mortgages held for sale:
Total loans	21,539	21,227	312	15,565	15,246	319
Nonaccrual loans	128	207	(79)	160	252	(92)
Loans 90 days or more past due and still accruing	26	30	(4)	27	30	(3)
Loans held for sale:
Total loans	—	10	(10)	1	10	(9)
Nonaccrual loans	—	10	(10)	1	10	(9)
Loans:
Total loans	5,651	5,438	213	5,788	5,527	261
Nonaccrual loans	494	508	(14)	367	376	(9)
Other assets (1)	2,636	n/a	n/a	2,512	n/a	n/a

(1)	Consists of nonmarketable equity investments carried at fair value. See Note 6 (Other Assets) for more information.

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

	2015			2014
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended June 30,
Trading assets - loans	$—	4	1	—	6	2
Mortgages held for sale	316	—	—	694	—	—
Loans	—	—	(39)	—	—	1
Other assets	—	—	(10)	—	—	(31)
Other interests held (1)	—	(2)	—	—	(4)	1
Six months ended June 30,
Trading assets - loans	$—	19	2	—	18	2
Mortgages held for sale	897	—	—	1,200	—	—
Loans	—	—	(43)	—	—	1
Other assets	—	—	28	—	—	(92)
Other interests held (1)	—	(2)	—	—	(5)	—

(1)	Consists of retained interests in securitizations and changes in fair value of letters of credit.

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

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Gains (losses) attributable to instrument-specific credit risk:
Trading assets - loans	$4	6	19	18
Mortgages held for sale	31	45	48	55
Total	$35	51	67	73

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

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2015
Financial assets
Cash and due from banks (1)	$19,687	19,687	—	—	19,687
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	232,247	7,991	223,913	343	232,247
Held-to-maturity securities	80,102	45,092	30,895	4,328	80,315
Mortgages held for sale (2)	3,908	—	2,955	955	3,910
Loans held for sale (2)	621	—	635	—	635
Loans, net (3)	859,330	—	60,303	807,430	867,733
Nonmarketable equity investments (cost method)	6,861	—	36	8,172	8,208
Financial liabilities
Deposits	1,185,828	—	1,154,586	31,578	1,186,164
Short-term borrowings (1)	82,963	—	82,963	—	82,963
Long-term debt (4)	179,743	—	170,029	10,456	180,485
December 31, 2014
Financial assets
Cash and due from banks (1)	$19,571	19,571	—	—	19,571
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	258,429	8,991	249,438	—	258,429
Held-to-maturity securities	55,483	41,548	9,021	5,790	56,359
Mortgages held for sale (2)	3,971	—	2,875	1,098	3,973
Loans held for sale (2)	721	—	739	—	739
Loans, net (3)	832,671	—	60,052	784,786	844,838
Nonmarketable equity investments (cost method)	7,033	—	—	8,377	8,377
Financial liabilities
Deposits	1,168,310	—	1,132,845	35,566	1,168,411
Short-term borrowings (1)	63,518	—	63,518	—	63,518
Long-term debt (4)	183,934	—	174,996	10,479	185,475

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which we elected the fair value option.

(3)
Loans exclude balances for which the fair value option was elected and also exclude lease financing with a carrying amount of $12.2 billion and $12.3 billion at June 30, 2015 and December 31, 2014, respectively.

(4)	The carrying amount and fair value exclude obligations under capital leases of $8 million at June 30, 2015 and $9 million at December 31, 2014.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance, which totaled $949 million and $945 million at June 30, 2015 and December 31, 2014, respectively.

Note 14: Preferred Stock (continued)

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

	June 30, 2015		December 31, 2014
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series G
7.25% Class A Preferred Stock	15,000	50,000	15,000	50,000
Series H
Floating Class A Preferred Stock	20,000	50,000	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	—	—
ESOP
Cumulative Convertible Preferred Stock (1)	—	1,686,871	—	1,251,287
Total		12,113,581		11,597,997

(1)	See the ESOP Cumulative Convertible Preferred Stock section of this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

	June 30, 2015				December 31, 2014
(in millions, except shares)	Shares issued and outstanding	Par value	Carrying value	Discount	Shares issued and outstanding	Par value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.000% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	—	—	—	—
ESOP
Cumulative Convertible Preferred Stock	1,686,871	1,687	1,687	—	1,251,287	1,251	1,251	—
Total	11,654,402	$23,048	21,649	1,399	11,138,818	$20,612	19,213	1,399

(1)	Preferred shares qualify as Tier 1 capital.

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

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2015	619,893	—	$620	—	8.90%	9.90
2014	318,791	352,158	319	352	8.70	9.70
2013	251,304	288,000	251	288	8.50	9.50
2012	166,353	189,204	166	189	10.00	11.00
2011	177,614	205,263	178	205	9.00	10.00
2010	113,234	141,011	113	141	9.50	10.50
2008	28,972	42,204	29	42	10.50	11.50
2007	10,710	24,728	11	25	10.75	11.75
2006	—	8,719	—	9	10.75	11.75
Total ESOP Preferred Stock (1)	1,686,871	1,251,287	$1,687	1,251
Unearned ESOP shares (2)			$(1,835)	(1,360)

(1)	At June 30, 2015 and December 31, 2014, additional paid-in capital included $148 million and $109 million, respectively, related to ESOP preferred stock.

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
The net periodic benefit cost was:

	2015			2014
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended June 30,
Service cost	$1	—	2	—	—	2
Interest cost	107	7	10	117	8	9
Expected return on plan assets	(161)	—	(9)	(158)	—	(9)
Amortization of net actuarial loss (gain)	27	4	(1)	23	2	(7)
Amortization of prior service credit	—	—	—	—	—	—
Settlement loss	—	—	—	—	2	—
Net periodic benefit cost (income)	$(26)	11	2	(18)	12	(5)
Six months ended June 30,
Service cost	$1	—	4	—	—	4
Interest cost	214	13	21	233	14	20
Expected return on plan assets	(322)	—	(18)	(315)	—	(18)
Amortization of net actuarial loss (gain)	54	9	(2)	46	5	(14)
Amortization of prior service credit	—	—	(1)	—	—	(1)
Settlement loss	—	13	—	—	2	—
Net periodic benefit cost (income)	$(53)	35	4	(36)	21	(9)

Note 16: Earnings Per Common Share
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

See Note 1 (Summary of Significant Accounting Policies) for discussion of private share repurchases and the Consolidated Statement of Changes in Equity.

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Wells Fargo net income	$5,719	5,726	$11,523	11,619
Less: Preferred stock dividends and other	356	302	699	588
Wells Fargo net income applicable to common stock (numerator)	$5,363	5,424	$10,824	11,031
Earnings per common share
Average common shares outstanding (denominator)	5,151.9	5,268.4	5,156.1	5,265.6
Per share	$1.04	1.02	$2.10	2.09
Diluted earnings per common share
Average common shares outstanding	5,151.9	5,268.4	5,156.1	5,265.6
Add: Stock options	27.3	33.4	28.1	33.7
Restricted share rights	26.8	36.4	34.6	42.3
Warrants	14.5	12.6	14.4	11.6
Diluted average common shares outstanding (denominator)	5,220.5	5,350.8	5,233.2	5,353.2
Per share	$1.03	1.01	$2.07	2.06

The following table presents any outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Options	5.6	7.8	6.3	8.6

Note 17: Other Comprehensive Income
The following table provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

	Quarter ended June 30,						Six months ended June 30,
	2015			2014			2015			2014
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities:
Net unrealized gains (losses) arising during the period	$(1,969)	678	(1,291)	2,085	(836)	1,249	(1,576)	631	(945)	4,810	(1,829)	2,981
Reclassification of net (gains) losses to net income:
Interest income on investment securities (1)	1	—	1	(11)	4	(7)	(2)	1	(1)	(26)	10	(16)
Net gains on debt securities	(181)	68	(113)	(71)	27	(44)	(459)	173	(286)	(154)	58	(96)
Net gains from equity investments	(38)	14	(24)	(68)	25	(43)	(57)	21	(36)	(364)	137	(227)
Subtotal reclassifications to net income	(218)	82	(136)	(150)	56	(94)	(518)	195	(323)	(544)	205	(339)
Net change	(2,187)	760	(1,427)	1,935	(780)	1,155	(2,094)	826	(1,268)	4,266	(1,624)	2,642
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(488)	184	(304)	212	(80)	132	464	(175)	289	256	(97)	159
Reclassification of net (gains) losses to net income:
Interest income on loans	(272)	103	(169)	(130)	49	(81)	(509)	192	(317)	(254)	96	(158)
Interest expense on long-term debt	5	(2)	3	16	(6)	10	9	(3)	6	34	(13)	21
Interest income on investment securities	(1)	—	(1)	(1)	1	—	(2)	1	(1)	(1)	1	—
Subtotal reclassifications to net income	(268)	101	(167)	(115)	44	(71)	(502)	190	(312)	(221)	84	(137)
Net change	(756)	285	(471)	97	(36)	61	(38)	15	(23)	35	(13)	22
Defined benefit plans adjustments:
Net actuarial losses arising during the period	—	—	—	(12)	5	(7)	(11)	4	(7)	(12)	5	(7)
Reclassification of amounts to net periodic benefit costs (2):
Amortization of net actuarial loss	30	(11)	19	18	(7)	11	61	(23)	38	37	(14)	23
Settlements and other	—	—	—	2	(1)	1	12	(5)	7	1	(1)	—
Subtotal reclassifications to net periodic benefit costs	30	(11)	19	20	(8)	12	73	(28)	45	38	(15)	23
Net change	30	(11)	19	8	(3)	5	62	(24)	38	26	(10)	16
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	10	6	16	17	3	20	(45)	(5)	(50)	—	—	—
Reclassification of net losses to net income:
Noninterest income	—	—	—	—	—	—	—	—	—	6	—	6
Net change	10	6	16	17	3	20	(45)	(5)	(50)	6	—	6
Other comprehensive income (loss)	$(2,903)	1,040	(1,863)	2,057	(816)	1,241	(2,115)	812	(1,303)	4,333	(1,647)	2,686
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			(154)			(124)			147			(45)
Wells Fargo other comprehensive income (loss), net of tax			$(1,709)			1,365			(1,450)			2,731

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Cumulative OCI balances were:

(in millions)	Investment securities	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended June 30, 2015
Balance, beginning of period	$4,784	781	(1,684)	(104)	3,777
Net unrealized gains (losses) arising during the period	(1,291)	(304)	—	16	(1,579)
Amounts reclassified from accumulated other comprehensive income	(136)	(167)	19	—	(284)
Net change	(1,427)	(471)	19	16	(1,863)
Less: Other comprehensive loss from noncontrolling interests	(152)	—	—	(2)	(154)
Balance, end of period	$3,509	310	(1,665)	(86)	2,068
Quarter ended June 30, 2014
Balance, beginning of period	$3,746	41	(1,042)	7	2,752
Net unrealized gains (losses) arising during the period	1,249	132	(7)	20	1,394
Amounts reclassified from accumulated other comprehensive income	(94)	(71)	12	—	(153)
Net change	1,155	61	5	20	1,241
Less: Other comprehensive loss from noncontrolling interests	(124)	—	—	—	(124)
Balance, end of period	$5,025	102	(1,037)	27	4,117
Six months ended June 30, 2015
Balance, beginning of period	$4,926	333	(1,703)	(38)	3,518
Net unrealized gains (losses) arising during the period	(945)	289	(7)	(50)	(713)
Amounts reclassified from accumulated other comprehensive income	(323)	(312)	45	—	(590)
Net change	(1,268)	(23)	38	(50)	(1,303)
Less: Other comprehensive income (loss) from noncontrolling interests	149	—	—	(2)	147
Balance, end of period	$3,509	310	(1,665)	(86)	2,068
Six months ended June 30, 2014
Balance, beginning of period	$2,338	80	(1,053)	21	1,386
Net unrealized gains (losses) arising during the period	2,981	159	(7)	—	3,133
Amounts reclassified from accumulated other comprehensive income	(339)	(137)	23	6	(447)
Net change	2,642	22	16	6	2,686
Less: Other comprehensive loss from noncontrolling interests	(45)	—	—	—	(45)
Balance, end of period	$5,025	102	(1,037)	27	4,117

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

	Community Banking		Wholesale Banking		Wealth, Brokerage and Retirement		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Quarter ended June 30,
Net interest income (2)	$7,698	7,386	3,068	2,953	865	775	(361)	(323)	11,270	10,791
Provision (reversal of provision) for credit losses	363	279	(58)	(49)	(10)	(25)	5	12	300	217
Noninterest income	4,963	5,220	3,015	2,993	2,874	2,775	(804)	(713)	10,048	10,275
Noninterest expense	7,164	7,020	3,295	3,203	2,775	2,695	(765)	(724)	12,469	12,194
Income (loss) before income tax expense (benefit)	5,134	5,307	2,846	2,792	974	880	(405)	(324)	8,549	8,655
Income tax expense (benefit)	1,707	1,820	840	838	369	334	(153)	(123)	2,763	2,869
Net income (loss) before noncontrolling interests	3,427	3,487	2,006	1,954	605	546	(252)	(201)	5,786	5,786
Less: Net income (loss) from noncontrolling interests	69	56	(5)	2	3	2	—	—	67	60
Net income (loss) (3)	$3,358	3,431	2,011	1,952	602	544	(252)	(201)	5,719	5,726
Average loans	$506.5	505.4	343.6	308.1	59.3	51.0	(39.0)	(33.5)	870.4	831.0
Average assets	993.3	918.1	618.0	532.4	193.3	187.6	(75.3)	(74.1)	1,729.3	1,564.0
Average core deposits	685.7	639.8	304.2	265.8	159.4	153.0	(70.1)	(66.9)	1,079.2	991.7
Six months ended June 30,
Net interest income (2)	$15,259	14,661	5,989	5,844	1,726	1,543	(718)	(642)	22,256	21,406
Provision (reversal of provision) for credit losses	980	698	(64)	(142)	(13)	(33)	5	19	908	542
Noninterest income	10,186	10,538	6,006	5,682	5,746	5,475	(1,598)	(1,410)	20,340	20,285
Noninterest expense	14,228	13,794	6,704	6,418	5,606	5,406	(1,562)	(1,476)	24,976	24,142
Income (loss) before income tax expense (benefit)	10,237	10,707	5,355	5,250	1,879	1,645	(759)	(595)	16,712	17,007
Income tax expense (benefit)	3,071	3,196	1,546	1,552	713	624	(288)	(226)	5,042	5,146
Net income (loss) before noncontrolling interests	7,166	7,511	3,809	3,698	1,166	1,021	(471)	(369)	11,670	11,861
Less: Net income (loss) from noncontrolling interests	143	236	1	4	3	2	—	—	147	242
Net income (loss) (3)	$7,023	7,275	3,808	3,694	1,163	1,019	(471)	(369)	11,523	11,619
Average loans	$506.5	505.2	340.6	305.0	58.1	50.5	(38.3)	(33.3)	866.9	827.4
Average assets	993.2	905.5	606.5	524.9	194.5	189.1	(75.6)	(74.4)	1,718.6	1,545.1
Average core deposits	677.3	633.2	303.8	262.4	160.4	154.5	(70.3)	(67.3)	1,071.2	982.8

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

Note 19: Regulatory and Agency Capital Requirements
The Company and each of its subsidiary banks are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. The Federal Reserve establishes capital requirements for the consolidated financial holding company, and the OCC has similar requirements for the Company’s national banks, including Wells Fargo Bank, N.A. (the Bank).
The following table presents regulatory capital information for Wells Fargo & Company and the Bank using Basel III, which increased minimum required capital ratios, and introduced a minimum Common Equity Tier 1 (CET1) ratio. Beginning second quarter 2015, our capital ratios were calculated in accordance with the Basel III Standardized and Advanced Approaches. Consistent with the Collins Amendment to the Dodd-Frank Act, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. The information presented for 2015 reflects the transition to determining risk-weighted assets (RWAs) under the Basel III Standardized Approach with Transition Requirements from RWAs determined using general risk-based capital rules (General Approach) effective in 2014. The Standardized and General

Approaches each apply assigned risk weights to broad risk categories but many of the risk categories and/or weights were changed by Basel III for the Standardized Approach and will generally result in higher risk-weighted assets than from those prescribed for the General Approach. The Basel III revised definition of capital, and changes are being phased-in effective January 1, 2014, through the end of 2021.
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At June 30, 2015, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.

		Wells Fargo & Company			Wells Fargo Bank, N.A.
	Advanced Approach	Standardized Approach	General Approach	Advanced Approach	Standardized Approach	General Approach	Advanced & Standardized Approach Minimum capital ratios (1)
(in billions, except ratios)	Jun 30, 2015	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015
Regulatory capital:
Common equity tier 1	$140.9	$140.9	137.1	122.9	122.9	119.9
Tier 1	160.4	160.4	154.7	122.9	122.9	119.9
Total	187.4	198.0	192.9	136.7	146.2	144.0
Assets:
Risk-weighted	$1,297.1	$1,306.1	1,242.5	1,118.0	1,192.0	1,142.5
Adjusted average (2)	1,697.5	1,697.4	1,637.0	1,535.8	1,535.8	1,487.6
Regulatory capital ratios:
Common equity tier 1 capital	10.86%	10.78	11.04	10.99	10.31	10.49	4.50
Tier 1 capital	12.37	12.28	12.45	10.99	10.31	10.49	6.00
Total capital	14.45	15.16	15.53	12.23	12.26	12.61	8.00
Tier 1 leverage (2)	9.45	9.45	9.45	8.00	8.00	8.06	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC, which apply to Wells Fargo & Company and Wells Fargo Bank, N.A..

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

Glossary of Acronyms

ABS	Asset-backed security	HAMP	Home Affordability Modification Program
ACL	Allowance for credit losses	HPI	Home Price Index
ALCO	Asset/Liability Management Committee	HUD	U.S. Department of Housing and Urban Development
ARM	Adjustable-rate mortgage	LCR	Liquidity Coverage Ratio
ARS	Auction rate security	LHFS	Loans held for sale
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low-Income Housing Tax Credit
AVM	Automated valuation model	LOCOM	Lower of cost or market value
BCBS	Basel Committee on Bank Supervision	LTV	Loan-to-value
BHC	Bank holding company	MBS	Mortgage-backed security
CCAR	Comprehensive Capital Analysis and Review	MHA	Making Home Affordable programs
CDO	Collateralized debt obligation	MHFS	Mortgages held for sale
CDS	Credit default swaps	MSR	Mortgage servicing right
CET1	Common Equity Tier 1	MTN	Medium-term note
CLO	Collateralized loan obligation	NAV	Net asset value
CLTV	Combined loan-to-value	NPA	Nonperforming asset
CMBS	Commercial mortgage-backed securities	OCC	Office of the Comptroller of the Currency
CPP	Capital Purchase Program	OCI	Other comprehensive income
CRE	Commercial real estate	OTC	Over-the-counter
DOJ	U.S. Department of Justice	OTTI	Other-than-temporary impairment
DPD	Days past due	PCI Loans	Purchased credit-impaired loans
ESOP	Employee Stock Ownership Plan	PTPP	Pre-tax pre-provision profit
FAS	Statement of Financial Accounting Standards	RBC	Risk-based capital
FASB	Financial Accounting Standards Board	RMBS	Residential mortgage-backed securities
FDIC	Federal Deposit Insurance Corporation	ROA	Wells Fargo net income to average total assets
FFELP	Federal Family Education Loan Program	ROE	Wells Fargo net income applicable to common stock
FHA	Federal Housing Administration		to average Wells Fargo common stockholders' equity
FHLB	Federal Home Loan Bank	RWAs	Risk-weighted assets
FHLMC	Federal Home Loan Mortgage Corporation	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation (credit rating)	S&P	Standard & Poor’s Ratings Services
FNMA	Federal National Mortgage Association	SLR	Supplemental leverage ratio
FRB	Board of Governors of the Federal Reserve System	SPE	Special purpose entity
FSB	Financial Stability Board	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored entity	VIE	Variable interest entity
G-SIB	Globally systemic important bank	WFCC	Wells Fargo Canada Corporation

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2015.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
April (2)	19,846,525	$53.89	172,107,432
May	7,322,611	55.54	164,784,821
June	9,110,037	56.85	155,674,784
Total	36,279,173

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 26, 2014. Unless modified or revoked by the Board, this authorization does not expire.

(2)	Includes a private repurchase transaction of 13,993,607 shares at a weighted-average price per share of $53.60.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended June 30, 2015.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
April	—	$—	451,944,402
May	—	—	451,944,402
June	—	—	451,944,402
Total	—

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

Dated: August 5, 2015                                                             WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description					Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.					Incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
3(b)	By-Laws.					Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
12(a)	Computation of Ratios of Earnings to Fixed Charges:					Filed herewith.
		Quarter ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
	Including interest on deposits	9.03	8.81	8.77	8.64
	Excluding interest on deposits	11.29	11.42	11.08	11.22

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:					Filed herewith.
		Quarter ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
	Including interest on deposits	6.03	6.24	5.96	6.23
	Excluding interest on deposits	6.89	7.37	6.88	7.40

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.
99(a)	Amendment to Consent Order dated effective June 16, 2015, between Wells Fargo Bank, N.A. and the Comptroller of the Currency.					Filed herewith.
101.INS	XBRL Instance Document					Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document					Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document					Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed herewith.