Form 10-Q
period 2015-09-30
WELLS FARGO & COMPANY/MN
filed 2015-11-04
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐

Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 30, 2015
Common stock, $1-2/3 par value	5,107,812,848

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Sep 30, 2015 from		Nine months ended
($ in millions, except per share amounts)	Sep 30, 2015	Jun 30, 2015	Sep 30, 2014	Jun 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014	% Change
For the Period
Wells Fargo net income	$5,796	5,719	5,729	1%	1	17,319	17,348	—%
Wells Fargo net income applicable to common stock	5,443	5,363	5,408	1	1	16,267	16,439	(1)
Diluted earnings per common share	1.05	1.03	1.02	2	3	3.12	3.08	1
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.32%	1.33	1.40	(1)	(6)	1.34	1.48	(9)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	12.62	12.71	13.10	(1)	(4)	12.83	13.60	(6)
Efficiency ratio (1)	56.7	58.5	57.7	(3)	(2)	58.0	57.9	—
Total revenue	$21,875	21,318	21,213	3	3	64,471	62,904	2
Pre-tax pre-provision profit (PTPP) (2)	9,476	8,849	8,965	7	6	27,096	26,514	2
Dividends declared per common share	0.375	0.375	0.35	—	7	1.10	1.00	10
Average common shares outstanding	5,125.8	5,151.9	5,225.9	(1)	(2)	5,145.9	5,252.2	(2)
Diluted average common shares outstanding	5,193.8	5,220.5	5,310.4	(1)	(2)	5,220.3	5,339.2	(2)
Average loans	$895,095	870,446	833,199	3	7	876,384	829,378	6
Average assets	1,746,402	1,729,278	1,617,942	1	8	1,727,967	1,569,621	10
Average core deposits (3)	1,093,608	1,079,160	1,012,219	1	8	1,078,778	992,723	9
Average retail core deposits (4)	749,838	741,500	703,062	1	7	740,984	697,535	6
Net interest margin	2.96%	2.97	3.06	—	(3)	2.96	3.13	(5)
At Period End
Investment securities	$345,074	340,769	289,009	1	19	345,074	289,009	19
Loans	903,233	888,459	838,883	2	8	903,233	838,883	8
Allowance for loan losses	11,659	11,754	12,681	(1)	(8)	11,659	12,681	(8)
Goodwill	25,684	25,705	25,705	—	—	25,684	25,705	—
Assets	1,751,265	1,720,617	1,636,855	2	7	1,751,265	1,636,855	7
Core deposits (3)	1,094,083	1,082,634	1,016,478	1	8	1,094,083	1,016,478	8
Wells Fargo stockholders' equity	193,051	189,558	182,481	2	6	193,051	182,481	6
Total equity	194,043	190,676	182,990	2	6	194,043	182,990	6
Capital ratios (5)(6):
Total equity to assets	11.08%	11.08	11.18	—	(1)	11.08	11.18	(1)
Risk-based capital:
Common Equity Tier 1	10.87	10.78	11.11	1	NM	10.87	11.11	NM
Tier 1 capital	12.42	12.28	12.55	1	NM	12.42	12.55	NM
Total capital	14.86	14.45	15.58	3	NM	14.86	15.58	NM
Tier 1 leverage	9.51	9.45	9.64	1	NM	9.51	9.64	NM
Common shares outstanding	5,108.5	5,145.2	5,215.0	(1)	(2)	5,108.5	5,215.0	(2)
Book value per common share	$33.69	32.96	31.55	2	7	33.69	31.55	7
Common stock price:
High	58.77	58.26	53.80	1	9	58.77	53.80	9
Low	47.75	53.56	49.47	(11)	(3)	47.75	44.17	8
Period end	51.35	56.24	51.87	(9)	(1)	51.35	51.87	(1)
Team members (active, full-time equivalent)	265,200	265,800	263,900	—	—	265,200	263,900	—
NM - Not meaningful, as approaches differ between periods.

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

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

(5)
The risk-based capital ratios presented were calculated: (a) under the Basel III Standardized Approach with Transition Requirements at September 30 and June 30, 2015, except for total capital ratio at September 30 and June 30, 2015, which was calculated under the Basel III Advanced Approach with Transition Requirements, and (b) under the Basel III General Approach at September 30, 2014.

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

Financial Review

Overview
Wells Fargo & Company is a nationwide, diversified, community-based financial services company with $1.8 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through 8,700 locations, 12,800 ATMs, the internet (wellsfargo.com) and mobile banking, and we have offices in 36 countries to support customers who conduct business in the global economy. With approximately 265,000 active, full-time equivalent team members, we serve one in three households in the United States and rank No. 30 on Fortune’s 2015 rankings of America’s largest corporations. We ranked fourth in assets and first in the market value of our common stock among all U.S. banks at September 30, 2015.
We use our Vision and Values to guide us toward growth and success. Our vision is to satisfy our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Important to our strategy to achieve this vision is to increase the number of our products our customers use by offering financial products that fulfill their financial needs. We aspire to create deep and enduring relationships with our customers by discovering their needs and delivering the most relevant products, services, advice, and guidance.
We have six primary values, which are based on our vision and provide the foundation for everything we do. First, we value and support our people as a competitive advantage and strive to attract, develop, retain and motivate the most talented people we can find. Second, we strive for the highest ethical standards with our team members, our customers, our communities and our shareholders. Third, with respect to our customers, we strive to base our decisions and actions on what is right for them in everything we do. Fourth, for team members, we strive to build and sustain a diverse and inclusive culture – one where they feel valued and respected for who they are as well as for the skills and experiences they bring to our company. Fifth, we also look to each of our team members to be leaders in establishing, sharing and communicating our vision. Sixth, we strive to make risk management a competitive advantage by working hard to ensure that appropriate controls are in place to reduce risks to our customers, maintain and increase our competitive market position, and protect Wells Fargo’s long-term safety, soundness and reputation.

Financial Performance
Wells Fargo net income was $5.8 billion in third quarter 2015 with diluted earnings per share (EPS) of $1.05, compared with $5.7 billion and $1.02, respectively, a year ago. Our results reflected the ability of our diversified business model to generate consistent financial performance in an uneven economic environment. We remain focused on meeting the financial needs of our customers and on investing in our businesses so we may continue to meet the evolving needs of our customers in the future.
Compared with a year ago:

•	our EPS was up 3% to $1.05; our revenue grew 3%, with 5% growth in net interest income;

•	we grew pre-tax pre-provision profit by 6%;

•
our total loans reached a record $903.2 billion, an increase of $64.4 billion, or 8%, even with the continued planned run-off in our non-strategic/liquidating portfolios, and our core loan portfolio grew by $73.4 billion, or 9%;

•	our liquidating loan portfolio declined $9.1 billion and represented only 6% of our total loans, down from 8% a year ago; and

•
our deposit franchise once again generated strong customer and balance growth, with total deposits reaching a record $1.2 trillion, up $71.6 billion, or 6%, and we grew the number of primary consumer checking customers by 5.8% (August 2015 compared with August 2014);

Balance Sheet and Liquidity
Our balance sheet continued to strengthen in third quarter 2015 as we increased our liquidity position, generated core loan and deposit growth, experienced solid credit quality and maintained strong capital levels. We have been able to grow our loans on a year-over-year basis for 17 consecutive quarters (for the past 14 quarters year-over-year loan growth has been 3% or greater) despite the planned runoff from our non-strategic/liquidating portfolios. Our non-strategic/liquidating loan portfolios decreased $2.3 billion during the quarter while our core loan portfolio increased $17.1 billion and included the benefit of the GE Capital commercial real estate loan purchase and associated financing transaction that settled late in second quarter 2015. Our investment securities increased by $4.3 billion during the quarter, driven primarily by purchases of federal agency mortgage-backed securities (MBS) and U.S. Treasury securities, which were partially offset by maturities, amortization and sales.
The strength of our balance sheet positioned us well for our recently announced agreement to purchase GE Capital's Commercial Distribution Finance and Vendor Finance platforms as well as a portion of its Corporate Finance business – an acquisition that will help us serve more markets and meet more of our customers' financial needs. The acquisition includes total assets of approximately $32 billion and is expected to close in first quarter 2016 but is expected to be neutral to modestly accretive in 2016 due to transition-related costs. Also, in September 2015, we announced an agreement to acquire GE Railcar Services, which is expected to close in first quarter 2016. This transaction involves 77,000 railcars and just over 1,000 locomotives, as well as associated operating and long-term

Overview (continued)

leases, that will be added to our existing First Union Rail business.
Deposit growth continued in third quarter 2015 with period-end deposits up $33.9 billion, or 3%, from December 31, 2014. This increase reflected growth across both our commercial and consumer businesses. Our average deposit cost was 8 basis points, down 2 basis points from a year ago. We successfully grew our primary consumer checking customers (i.e., customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) by 5.8% and primary business checking customers by 5.0% from a year ago (August 2015 compared with August 2014). Our ability to consistently grow primary checking customers is important to our results because these customers have more interactions with us and are significantly more profitable than non-primary customers.

Credit Quality
Credit quality remained solid in third quarter 2015 as losses remained at historically low levels, nonperforming assets (NPAs) declined for the 12th consecutive quarter, and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $703 million, or 0.31% (annualized) of average loans, in third quarter 2015, compared with $668 million a year ago (0.32%) due to deterioration in the energy sector. Our commercial portfolio net charge-offs were $94 million, or 8 basis points of average commercial loans in third quarter 2015, compared with a net recovery of $24 million, or 2 basis points, a year ago. Net consumer credit losses declined to 53 basis points of average consumer loans in third quarter 2015 from 62 basis points in third quarter 2014. Our commercial real estate portfolios were in a net recovery position for the 11th consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Losses on our consumer real estate portfolios declined $103 million from a year ago, down 41%, and included a $39 million decline in losses in our core 1-4 family junior lien mortgage portfolio. The lower consumer loss levels reflected the benefit of the improving housing market and our continued focus on originating high quality loans. Approximately 65% of the consumer first mortgage portfolio was originated after 2008, when more stringent underwriting standards were implemented.
We did not have an allowance release in third quarter 2015, the first quarter with no allowance release since first quarter 2010. While we continued to benefit from improvements in the performance of our residential real estate portfolio, we increased our commercial allowance to reflect deterioration in the energy sector. Future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions.
NPAs were down $1.1 billion, or 8%, from June 30, 2015. Nonaccrual loans declined $906 million from the prior quarter on improvements in several loan categories, including a $718 million decline in consumer real estate. In addition, foreclosed assets were down $191 million from the prior quarter.

Capital
Our financial performance in third quarter 2015 resulted in strong capital generation, which increased total equity to $194.0 billion at September 30, 2015, up $3.4 billion from the prior quarter. We continued to reduce our common share count through the repurchase of 51.7 million common shares in the quarter. We also entered into a $250 million forward repurchase contract with an unrelated third party in October 2015 that is expected to settle in fourth quarter 2015 for approximately 4.8 million shares. We returned $3.2 billion to shareholders in third quarter 2015 through dividends and net share repurchases and our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 60%, up from 54% in the prior quarter. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2015.
We believe an important measure of our capital strength is the Common Equity Tier 1 ratio under Basel III, fully phased-in, which increased to 10.65% at September 30, 2015. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance (continued)

Earnings Performance
Wells Fargo net income for third quarter 2015 was $5.8 billion ($1.05 diluted earnings per common share), compared with $5.7 billion ($1.02) for third quarter 2014. Net income for the first nine months of 2015 was $17.3 billion ($3.12), compared with $17.3 billion ($3.08) for the same period a year ago. Our third quarter 2015 earnings reflected execution of our business strategy as we continued to satisfy our customers' financial needs. The key drivers of our financial performance in the third quarter and first nine months of 2015 were balanced net interest income and noninterest income, diversified sources of fee income, a diversified and growing loan portfolio and strong underlying credit performance.
Revenue, the sum of net interest income and noninterest income, was $21.9 billion in third quarter 2015, compared with $21.2 billion in third quarter 2014. Revenue for the first nine months of 2015 was $64.5 billion, up 2% from the first nine months of 2014. The increase in revenue for the third quarter and first nine months of 2015, compared with the same periods in 2014, was largely due to an increase in net interest income, reflecting increases in interest income from loans and investment securities. In both the third quarter and first nine months of 2015, net interest income represented 52% of revenue, compared with 52% and 51% in the third quarter and first nine months of 2014, respectively.
Noninterest income was $10.4 billion and $30.8 billion in the third quarter and first nine months of 2015, respectively, representing 48% of revenue for both periods, compared with $10.3 billion (48%) and $30.6 billion (49%) for the same periods of 2014. The drivers of our noninterest income can differ depending on the interest rate and economic environment. For example, trading gains in third quarter 2015 were down $194 million from a year ago, driven by lower deferred compensation plan investment results and lower customer accommodation trading, while gains from equity investments in third quarter 2015 were up $208 million from a year ago, reflecting strong results from a number of venture capital, private equity and other investments.
Noninterest expense was $12.4 billion and $37.4 billion in the third quarter and first nine months of 2015, respectively, compared with $12.2 billion and $36.4 billion for the same periods of 2014. The increase for both periods reflected higher personnel expense, including higher salaries, commission and incentive compensation, as well as higher operating losses, partially offset by lower travel and entertainment expense.

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
Net interest income on a taxable-equivalent basis was $11.7 billion and $34.5 billion in the third quarter and first nine months of 2015, respectively, up from $11.2 billion and $33.0 billion for the same periods a year ago. The net interest margin was 2.96% for both the third quarter and first nine months of 2015, respectively, down from 3.06% and 3.13% for the same periods a year ago. The increase in net interest income in the third quarter and first nine months of 2015 from the same periods a year ago, was primarily driven by growth in earning assets, including growth in investment securities, commercial and consumer loans, and trading assets, which offset a decrease in earning asset yields. The addition of duration to the balance sheet by swapping a portion of our variable rate commercial loans to fixed rate, and the reduction of funding costs due to an increase in noninterest-bearing funding sources and lower deposit yields, also contributed to higher net interest income.
The decline in net interest margin in the third quarter and first nine months of 2015, compared with the same periods a year ago, was primarily due to customer-driven deposit growth, partially offset by the growth in loans and securities. The growth in customer-driven deposits kept cash, federal funds sold, and other short-term investments elevated, which diluted net interest margin but was essentially neutral to net interest income.
Average earning assets increased $122.8 billion in the third quarter and $148.6 billion in the first nine months of 2015, compared with the same periods a year ago, as average investment securities increased $60.2 billion in the third quarter and $56.0 billion in the first nine months of 2015. In addition, average federal funds sold and other short-term investments decreased $3.1 billion in the third quarter but increased $32.0 billion in the first nine months of 2015 from the same periods a year ago. Average loans increased $61.9 billion in the third quarter and $47.0 billion in the first nine months of 2015, compared with the same periods a year ago.
Core deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $1.1 trillion in third quarter 2015 ($1.1 trillion in the first nine months of 2015), compared with $1.0 trillion in third quarter 2014 ($992.7 billion in the first nine months of 2014), and funded 122% and 123% of average loans in the third quarter and first nine months of 2015, respectively, compared with 121% and 120% for the same periods a year ago. Average core deposits decreased to 69% of average earning assets in both the third quarter and first nine months of 2015, compared with 70% and 71%, respectively, for the same periods a year ago. The cost of these deposits has continued to decline due to a sustained low interest rate environment and a shift in our deposit mix from higher cost certificates of deposit to lower yielding checking and savings products. About 97% of our average core deposits are in checking and savings deposits, one of the highest industry percentages.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)
	Quarter ended September 30,
			2015			2014
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$250,104	0.26%	$167	253,231	0.28%	$180
Trading assets	67,223	2.93	492	57,439	3.00	432
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	35,709	1.59	143	8,816	1.69	38
Securities of U.S. states and political subdivisions	48,238	4.22	510	43,324	4.24	459
Mortgage-backed securities:
Federal agencies	98,459	2.70	665	113,022	2.76	780
Residential and commercial	21,876	5.84	319	25,946	5.98	388
Total mortgage-backed securities	120,335	3.27	984	138,968	3.36	1,168
Other debt and equity securities	50,371	3.40	430	47,131	3.45	408
Total available-for-sale securities	254,653	3.24	2,067	238,239	3.48	2,073
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,649	2.18	245	23,672	2.22	133
Securities of U.S. states and political subdivisions	2,151	5.17	28	66	5.51	1
Federal agency mortgage-backed securities	27,079	2.38	161	5,854	2.23	32
Other debt securities	5,371	1.75	24	5,918	1.83	28
Total held-to-maturity securities	79,250	2.30	458	35,510	2.17	194
Total investment securities	333,903	3.02	2,525	273,749	3.31	2,267
Mortgages held for sale (4)	24,159	3.69	223	21,444	4.01	215
Loans held for sale (4)	568	2.57	4	9,533	2.10	50
Loans:
Commercial:
Commercial and industrial - U.S.	241,409	3.30	2,005	207,570	3.29	1,716
Commercial and industrial - Non U.S.	45,923	1.83	212	42,362	2.11	225
Real estate mortgage	120,983	3.31	1,009	112,946	3.69	1,050
Real estate construction	21,626	3.39	184	17,824	3.94	178
Lease financing	12,282	4.18	129	12,348	5.38	166
Total commercial	442,223	3.18	3,539	393,050	3.37	3,335
Consumer:
Real estate 1-4 family first mortgage	269,437	4.10	2,762	262,144	4.23	2,773
Real estate 1-4 family junior lien mortgage	55,298	4.22	588	61,606	4.30	666
Credit card	31,649	11.73	936	27,724	11.96	836
Automobile	58,534	5.80	855	54,638	6.19	852
Other revolving credit and installment	37,954	5.84	559	34,037	6.03	517
Total consumer	452,872	5.01	5,700	440,149	5.11	5,644
Total loans (4)	895,095	4.11	9,239	833,199	4.29	8,979
Other	5,028	5.11	64	4,674	5.41	64
Total earning assets	$1,576,080	3.21%	$12,714	1,453,269	3.34%	$12,187
Funding sources
Deposits:
Interest-bearing checking	$37,783	0.05%	$5	41,368	0.07%	$7
Market rate and other savings	628,119	0.06	90	586,353	0.07	98
Savings certificates	30,897	0.58	44	37,347	0.84	80
Other time deposits	48,676	0.46	57	55,128	0.39	54
Deposits in foreign offices	111,521	0.13	36	98,862	0.14	34
Total interest-bearing deposits	856,996	0.11	232	819,058	0.13	273
Short-term borrowings	90,357	0.06	13	62,285	0.10	16
Long-term debt	180,569	1.45	655	172,982	1.46	629
Other liabilities	16,435	2.13	89	15,536	2.73	106
Total interest-bearing liabilities	1,144,357	0.34	989	1,069,861	0.38	1,024
Portion of noninterest-bearing funding sources	431,723		—	383,408		—
Total funding sources	$1,576,080	0.25	989	1,453,269	0.28	1,024
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.96%	$11,725		3.06%	$11,163
Noninterest-earning assets
Cash and due from banks	$16,979			16,189
Goodwill	25,703			25,705
Other	127,640			122,779
Total noninterest-earning assets	$170,322			164,673
Noninterest-bearing funding sources
Deposits	$341,878			307,991
Other liabilities	67,964			57,979
Total equity	192,203			182,111
Noninterest-bearing funding sources used to fund earning assets	(431,723)			(383,408)
Net noninterest-bearing funding sources	$170,322			164,673
Total assets	$1,746,402			1,617,942

(1)
Our average prime rate was 3.25% for the quarters ended September 30, 2015 and 2014, and 3.25% for the first nine months of both 2015 and 2014. The average three-month London Interbank Offered Rate (LIBOR) was 0.31% and 0.23% for the quarters ended September 30, 2015 and 2014, respectively, and 0.28% and 0.23% for the first nine months of 2015 and 2014, respectively.

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

(5)
Includes taxable-equivalent adjustments of $268 million and $222 million for the quarters ended September 30, 2015 and 2014, respectively, and $780 million and $664 million for the first nine months of 2015 and 2014, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

	Nine months ended September 30,
			2015			2014
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$264,218	0.27%	$543	232,241	0.28%	$485
Trading assets	65,954	2.91	1,437	53,373	3.07	1,227
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	31,242	1.57	368	7,331	1.72	95
Securities of U.S. states and political subdivisions	46,765	4.18	1,468	42,884	4.29	1,380
Mortgage-backed securities:
Federal agencies	99,523	2.71	2,021	115,696	2.85	2,475
Residential and commercial	22,823	5.80	992	27,070	6.07	1,233
Total mortgage-backed securities	122,346	3.28	3,013	142,766	3.46	3,708
Other debt and equity securities	48,758	3.44	1,257	48,333	3.60	1,303
Total available-for-sale securities	249,111	3.27	6,106	241,314	3.58	6,486
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,010	2.19	722	11,951	2.22	198
Securities of U.S. states and political subdivisions	2,064	5.16	80	25	5.51	1
Federal agency mortgage-backed securities	19,871	2.14	319	6,034	2.70	122
Other debt securities	6,139	1.72	79	5,844	1.86	82
Total held-to-maturity securities	72,084	2.22	1,200	23,854	2.26	403
Total investment securities	321,195	3.03	7,306	265,168	3.47	6,889
Mortgages held for sale (4)	22,416	3.62	609	18,959	4.08	580
Loans held for sale (4)	644	2.93	14	3,302	2.15	53
Loans:
Commercial:
Commercial and industrial - U.S.	233,598	3.31	5,788	200,277	3.37	5,044
Commercial and industrial - Non U.S.	45,373	1.88	638	42,530	2.03	646
Real estate mortgage	115,224	3.45	2,972	112,855	3.62	3,056
Real estate construction	20,637	3.68	567	17,454	4.16	544
Lease financing	12,322	4.77	441	12,254	5.73	526
Total commercial	427,154	3.26	10,406	385,370	3.40	9,816
Consumer:
Real estate 1-4 family first mortgage	267,107	4.12	8,243	260,549	4.20	8,207
Real estate 1-4 family junior lien mortgage	57,068	4.24	1,812	63,296	4.30	2,038
Credit card	30,806	11.74	2,704	26,822	12.08	2,424
Automobile	57,180	5.87	2,512	53,314	6.34	2,528
Other revolving credit and installment	37,069	5.91	1,638	40,027	5.32	1,593
Total consumer	449,230	5.03	16,909	444,008	5.05	16,790
Total loans (4)	876,384	4.16	27,315	829,378	4.28	26,606
Other	4,874	5.21	191	4,622	5.62	195
Total earning assets	$1,555,685	3.21%	$37,415	1,407,043	3.42%	$36,035
Funding sources
Deposits:
Interest-bearing checking	$38,491	0.05%	$15	39,470	0.07%	$20
Market rate and other savings	620,510	0.06	274	583,128	0.07	304
Savings certificates	32,639	0.66	160	38,867	0.86	251
Other time deposits	52,459	0.43	168	49,855	0.41	152
Deposits in foreign offices	107,153	0.13	105	94,743	0.14	100
Total interest-bearing deposits	851,252	0.11	722	806,063	0.14	827
Short-term borrowings	82,258	0.09	52	58,573	0.10	43
Long-term debt	183,130	1.37	1,879	162,073	1.54	1,868
Other liabilities	16,576	2.16	269	14,005	2.73	286
Total interest-bearing liabilities	1,133,216	0.34	2,922	1,040,714	0.39	3,024
Portion of noninterest-bearing funding sources	422,469		—	366,329	—	—
Total funding sources	$1,555,685	0.25	2,922	1,407,043	0.29	3,024
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.96%	$34,493		3.13%	$33,011
Noninterest-earning assets
Cash and due from banks	$17,167			16,169
Goodwill	25,703			25,681
Other	129,412			120,728
Total noninterest-earning assets	$172,282			162,578
Noninterest-bearing funding sources
Deposits	$335,160			296,066
Other liabilities	69,167			54,057
Total equity	190,424			178,784
Noninterest-bearing funding sources used to fund earning assets	(422,469)			(366,329)
Net noninterest-bearing funding sources	$172,282			162,578
Total assets	$1,727,967			1,569,621

Noninterest Income
Table 2: Noninterest Income
	Quarter ended Sep 30,		%	Nine months ended Sep 30,
(in millions)	2015	2014	Change	2015	2014	% Change
Service charges on deposit accounts	$1,335	1,311	2%	$3,839	3,809	1%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,368	2,327	2	7,147	6,848	4
Trust and investment management	843	856	(2)	2,556	2,538	1
Investment banking	359	371	(3)	1,254	1,189	5
Total trust and investment fees	3,570	3,554	—	10,957	10,575	4
Card fees	953	875	9	2,754	2,506	10
Other fees:
Charges and fees on loans	307	296	4	920	1,005	(8)
Merchant processing fees	200	184	9	589	539	9
Cash network fees	136	134	1	393	382	3
Commercial real estate brokerage commissions	124	143	(13)	394	314	25
Letters of credit fees	89	100	(11)	267	288	(7)
All other fees	243	233	4	721	697	3
Total other fees	1,099	1,090	1	3,284	3,225	2
Mortgage banking:
Servicing income, net	674	679	(1)	1,711	2,652	(35)
Net gains on mortgage loan origination/sales activities	915	954	(4)	3,130	2,214	41
Total mortgage banking	1,589	1,633	(3)	4,841	4,866	(1)
Insurance	376	388	(3)	1,267	1,273	—
Net gains (losses) from trading activities	(26)	168	NM	515	982	(48)
Net gains on debt securities	147	253	(42)	606	407	49
Net gains from equity investments	920	712	29	1,807	2,008	(10)
Lease income	189	137	38	476	399	19
Life insurance investment income	150	143	5	440	413	7
All other	116	8	NM	(28)	94	NM
Total	$10,418	10,272	1	$30,758	30,557	1
NM - Not meaningful

Noninterest income was $10.4 billion and $10.3 billion for third quarter 2015 and 2014, respectively, and $30.8 billion and $30.6 billion for the first nine months of 2015 and 2014, respectively. This income represented 48% of revenue for both the third quarter and first nine months of 2015, respectively, compared with 48% and 49% for the third quarter and first nine months of 2014. The increase in noninterest income reflected growth in many of our businesses, including credit and debit cards, merchant card processing, commercial banking, corporate banking, commercial real estate, corporate trust, international, venture capital, wealth management and retirement.
Service charges on deposit accounts were $1.3 billion and $3.8 billion in the third quarter and first nine months of 2015, respectively, unchanged from the third quarter and first nine months of 2014, respectively. Lower overdraft fees driven by changes implemented in early October 2014, designed to provide customers with more real time information, were offset by higher fees from commercial product sales and commercial product re-pricing.
Brokerage advisory, commissions and other fees are received for providing services to full-service and discount brokerage customers. Income from these brokerage-related activities includes asset-based fees, which are based on the market value of the customer’s assets, and transactional commissions based on the number and size of transactions executed at the customer’s direction. These fees increased to $2.4 billion and $7.1 billion in the third quarter and first nine months of 2015, respectively, from $2.3 billion and $6.8 billion for the same periods in 2014. The increase was predominantly due to higher asset-based fees as a result of higher market values at the end of the prior quarter pricing period. Retail brokerage client assets totaled $1.35 trillion at September 30, 2015, compared with $1.40 trillion at September 30, 2014.
We earn trust and investment management fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. Trust and investment management fees are primarily based on a tiered scale relative to the market value of the assets under management or administration. These fees decreased to $843 million in third quarter from $856 million for the same period in 2014, due to lower market values, partially offset by business growth in third quarter 2015. In the first nine months of 2015, trust and investment management fees increased to $2.6 billion from $2.5 billion for the same period in 2014, with growth primarily due to higher average market values during the first nine months of 2015. At September 30, 2015, these assets totaled $2.3 trillion, compared with $2.5 trillion at September 30, 2014.
We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees decreased to $359 million in third quarter 2015 from

Earnings Performance (continued)

$371 million for the same period in 2014, driven by declines in equity origination due to market volatility. In the first nine months of 2015, investment banking fees increased to $1.3 billion from $1.2 billion for the same period in 2014, driven by higher investment grade debt origination reflecting an active domestic market.
Card fees were $953 million and $2.8 billion in the third quarter and first nine months of 2015, respectively, compared with $875 million and $2.5 billion for the same periods a year ago. The increase was primarily due to account growth and increased purchase activity.
Other fees were $1.1 billion in third quarter 2015, unchanged compared with the same period a year ago, as lower commercial real estate brokerage commissions, which declined due to lower sales and other property-related activity, were offset by higher charges and fees on loans driven by growth in real estate and commercial loan fees. In the first nine months of 2015, other fees increased to $3.3 billion from $3.2 billion for the same period in 2014, as increases in commercial real estate brokerage commissions and merchant processing fees were partially offset by lower charges and fees on loans which declined primarily due to the phase out of the direct deposit advance product during the first nine months of 2014. Commercial real estate brokerage commissions increased by $80 million in the first nine months of 2015, compared with the same period a year ago, driven by increased sales and other property-related activities, including financing and advisory services. Merchant processing fees increased $50 million in the first nine months of 2015, compared with the same period a year ago primarily due to higher purchase volumes.
Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.6 billion in both third quarter 2015 and 2014, respectively, and totaled $4.8 billion for the first nine months of 2015, compared with $4.9 billion for the same period a year ago.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income for third quarter 2015 included a $253 million net MSR valuation gain ($833 million decrease in the fair value of the MSRs and a $1.09 billion hedge gain) and for third quarter 2014 included a $270 million net MSR valuation gain ($253 million increase in the fair value of the MSRs and a $17 million hedge gain). For the first nine months of 2015, net servicing income included a $468 million net MSR valuation gain ($553 million decrease in the fair value of the MSRs and a $1.02 billion hedge gain) and for the same period of 2014 included a $1.15 billion net MSR valuation gain ($1.02 billion decrease in the fair value of the MSRs offset by a $2.18 billion hedge gain). The decrease in net MSR valuation gains in the third quarter and first nine months of 2015, compared with the same periods in 2014, was primarily attributable to lower hedge gains, MSR valuation adjustments in first quarter 2015 that reflected higher prepayment expectations due to the reduction in FHA mortgage insurance premiums, as well as overall lower actual prepayments in the first nine months of 2014.
Our portfolio of residential and commercial loans serviced for others was $1.79 trillion at September 30, 2015, and $1.86 trillion at December 31, 2014. At September 30, 2015, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.73%, compared with 0.75% at December 31, 2014. See the “Risk Management – Mortgage

Banking Interest Rate and Market Risk” section of this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sale activities were $915 million and $3.1 billion in the third quarter and first nine months of 2015, respectively, compared with $954 million and $2.2 billion for the same periods a year ago. The decrease in third quarter 2015 compared with third quarter 2014 was primarily due to lower amounts of releases of the mortgage repurchase liability in 2015 than in 2014. The increase in the first nine months of 2015, compared with the same period a year ago, was primarily driven by increased origination volumes.  Mortgage loan originations were $55 billion and $166 billion for the third quarter and first nine months of 2015, respectively, compared with $48 billion and $131 billion for the same periods a year ago. The production margin on residential held-for-sale mortgage originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage originations, provides a measure of the profitability of our residential mortgage origination activity. The production margin was higher for the third quarter and first nine months of 2015, respectively, compared with the same periods a year ago. Mortgage applications were $73 billion and $247 billion in the third quarter and first nine months of 2015, respectively, compared with $64 billion and $196 billion for the same periods a year ago. The real estate 1-4 family first mortgage unclosed pipeline was $34 billion at September 30, 2015, compared with $25 billion at September 30, 2014. For additional information about our mortgage banking activities and results, see the “Risk Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For the first nine months of 2015, we released a net $40 million from the repurchase liability, including $6 million in third quarter 2015, compared with a net $101 million release for the first nine months of 2014, including $81 million in third quarter 2014. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.
We engage in trading activities primarily to accommodate the investment activities of our customers, execute economic hedging to manage certain components of our balance sheet risks and for a very limited amount of proprietary trading for our own account. Net gains (losses) from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $(26) million and $515 million in the third quarter and first nine months of 2015, respectively, compared with $168 million and $982 million for the same periods a year ago. Both third quarter and first nine months year-over-year decreases were primarily driven by lower economic hedge income and lower deferred compensation gains (offset in employee benefits expense). Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. For additional information about our trading activities, see the “Risk Management – Asset and Liability Management – Market Risk – Trading Activities” section in this Report.
Net gains on debt and equity securities totaled $1.1 billion for third quarter 2015 and $965 million for third quarter 2014 ($2.4 billion for both the first nine months of 2015 and 2014, respectively), net of other-than-temporary impairment (OTTI) write-downs of $140 million and $55 million for third quarter 2015 and 2014, respectively, and $308 million and $272 million for the first nine months of 2015 and 2014, respectively. OTTI write-downs in third quarter 2015 mainly reflected deterioration in energy sector investments. Net gains on debt and equity securities in third quarter 2015 compared with the same period a year ago increased as lower net gains on debt securities were offset by higher net gains on equity investments reflecting strong results from a number of venture capital, private equity and other investments. Net gains on debt and equity securities in the first nine months of 2015 compared with the same period a year ago was flat as higher net gains on debt securities were offset by lower net gains from equity investments, which benefited from strong public and private equity markets in 2014.
All other income (loss) was $116 million and $(28) million in the third quarter and first nine months of 2015, respectively, compared with $8 million and $94 million for the same periods a year ago. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method of accounting, any of which can cause decreases and net losses in other income. All other income in third quarter 2015 also included the gain on sale of our Warranty Solutions business. The increase in other income for third quarter 2015 and the decrease for the first nine months of 2015, compared with the same periods a year ago, each primarily reflected changes in ineffectiveness recognized on interest rate swaps used to hedge our exposure to interest rate risk on long-term debt and cross-currency swaps, cross-currency interest rate swaps and forward contracts used to hedge our exposure to foreign currency risk and interest rate risk involving non-U.S. dollar denominated long-term debt. A portion of the ineffectiveness recognized was partially offset by the results of certain economic hedges. The ineffective portion recognized on our fair value hedges was $199 million and $85 million in the third quarter and first nine months of 2015, respectively, compared with $85 million and $309 million for the same periods a year ago. For additional information about derivatives used as part of our asset/liability management, see Note 12 (Derivatives) to Financial Statements in this Report.

Noninterest Expense
Table 3: Noninterest Expense
	Quarter ended Sep 30,		%	Nine months ended Sep 30,		%
(in millions)	2015	2014	Change	2015	2014	Change
Salaries	$4,035	3,914	3%	$11,822	11,437	3%
Commission and incentive compensation	2,604	2,527	3	7,895	7,388	7
Employee benefits	821	931	(12)	3,404	3,473	(2)
Equipment	459	457	—	1,423	1,392	2
Net occupancy	728	731	—	2,161	2,195	(2)
Core deposit and other intangibles	311	342	(9)	935	1,032	(9)
FDIC and other deposit assessments	245	229	7	715	697	3
Outside professional services	663	684	(3)	1,838	1,889	(3)
Operating losses	523	417	25	1,339	940	42
Outside data processing	258	264	(2)	780	764	2
Contract services	249	247	1	712	730	(2)
Travel and entertainment	166	226	(27)	496	688	(28)
Postage, stationery and supplies	174	182	(4)	525	543	(3)
Advertising and promotion	135	153	(12)	422	458	(8)
Foreclosed assets	109	157	(31)	361	419	(14)
Telecommunications	109	122	(11)	333	347	(4)
Insurance	95	97	(2)	391	362	8
Operating leases	79	58	36	205	162	27
All other	636	510	25	1,618	1,474	10
Total	$12,399	12,248	1	$37,375	36,390	3

Noninterest expense was $12.4 billion in third quarter 2015, up 1% from $12.2 billion a year ago, largely due to higher operating losses ($523 million, up from $417 million a year ago), higher personnel expense ($7.5 billion, up from $7.4 billion a year ago) and higher all other expense ($636 million, up from $510 million a year ago), partially offset by lower travel and entertainment expense ($166 million, down from $226 million a year ago). For the first nine months of 2015, noninterest expense was up 3% from the same period a year ago, predominantly due to higher personnel expense ($23.1 billion, up from $22.3 billion a year ago), higher operating losses ($1.3 billion, up from $940 million a year ago), and higher all other expense ($1.6 billion, up from $1.5 billion a year ago), partially offset by lower travel and entertainment expense ($496 million, down from $688 million a year ago) and lower foreclosed assets expense ($361 million, down from $419 million a year ago). In general, our noninterest expense continued to reflect ongoing investments in our risk management infrastructure to meet increased regulatory and compliance requirements as well as to address evolving cybersecurity risk.

Earnings Performance (continued)

Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were up $88 million, or 1%, in third quarter 2015 compared with the same quarter last year, and up $823 million, or 4%, for the first nine months of 2015, compared with the same period in 2014. The increase in both periods was primarily due to annual salary increases, higher revenue-related compensation, and staffing growth across various businesses. Lower employee benefits expense for both periods was predominantly due to lower deferred compensation expense (offset in trading revenue), partially offset by increases in other employee benefits.
Operating losses were up 25% and 42% in the third quarter and first nine months of 2015, respectively, compared with the same periods a year ago. The increase in both periods was predominantly due to litigation expense for various legal matters.
Travel and entertainment expense was down 27% and 28% in the third quarter and first nine months of 2015, respectively, compared with the same periods a year ago, primarily driven by travel expense reduction initiatives.
All other expense was up 25% and 10% in the third quarter and first nine months of 2015, respectively, compared with the same periods a year ago, predominantly due to a $126 million contribution to the Wells Fargo Foundation in third quarter 2015.
Foreclosed assets expense was down 31% and 14% in the third quarter and first nine months of 2015, respectively, compared with the same periods a year ago, primarily driven by lower write-downs and higher gains on sale of foreclosed properties.
The efficiency ratio was 56.7% in third quarter 2015, compared with 57.7% in the prior year. The Company expects to operate at the higher end of its targeted efficiency ratio range of 55 to 59% for full year 2015.

Income Tax Expense
Our effective tax rate was 32.5% and 31.6% for third quarter 2015 and 2014, respectively. Our effective tax rate was 31.1% in the first nine months of 2015, up from 31.0% in the first nine months of 2014. The effective tax rates for the first nine months of 2015 and 2014 reflected $359 million and $423 million, respectively, of discrete tax benefits recognized in the first quarter of each period primarily from reductions in reserves for uncertain tax positions due to audit resolutions of prior period matters with U.S. federal and state taxing authorities.

Operating Segment Results
We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM) (formerly Wealth, Brokerage and Retirement). These segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative financial accounting guidance equivalent to generally accepted accounting principles (GAAP). Effective third quarter 2015, we realigned our asset management business from Wholesale Banking to WIM, and realigned our reinsurance business from WIM and our strategic auto investments from Community Banking to Wholesale Banking. These realignments are part of our regular course of business as we are always looking for ways to better align our businesses, deepen existing customer relationships, and create a best-in-class structure to benefit both our customers and our shareholders. Results for these operating segments were revised for prior periods to reflect the impact of these realignments. Table 4 and the following discussion present our results by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 18 (Operating Segments) to Financial Statements in this Report.

Table 4: Operating Segment Results – Highlights
(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Quarter ended Sep 30,
Revenue	$13,618	12,811	5,570	5,667	3,878	3,805	(1,191)	(1,070)	21,875	21,213
Provision (reversal of provision) for credit losses	658	465	45	(85)	(6)	(25)	6	13	703	368
Noninterest expense	7,219	7,049	3,036	2,997	2,909	2,945	(765)	(743)	12,399	12,248
Net income	3,686	3,461	1,772	1,929	606	550	(268)	(211)	5,796	5,729
Average loans	$511.0	498.3	363.1	316.8	61.1	52.6	(40.1)	(34.5)	895.1	833.2
Average core deposits	690.5	646.9	311.3	278.3	163.0	153.7	(71.2)	(66.7)	1,093.6	1,012.2
Nine months ended Sep 30,
Revenue	$39,031	37,958	17,117	16,712	11,830	11,356	(3,507)	(3,122)	64,471	62,904
Provision (reversal of provision) for credit losses	1,638	1,163	(19)	(227)	(19)	(58)	11	32	1,611	910
Noninterest expense	21,442	20,839	9,191	8,843	9,069	8,927	(2,327)	(2,219)	37,375	36,390
Net income (loss)	10,693	10,706	5,644	5,681	1,721	1,541	(739)	(580)	17,319	17,348
Average loans	$507.8	502.7	348.4	309.2	59.1	51.2	(38.9)	(33.7)	876.4	829.4
Average core deposits	681.8	637.8	306.2	267.7	161.4	154.3	(70.6)	(67.1)	1,078.8	992.7

(1)
Includes items not specific to a business segment and elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for wealth management customers provided in Community Banking stores.

Cross-sell Our cross-sell strategy is to increase the number of products our customers use by offering financial products that satisfy their financial needs. Our approach is needs-based as some customers will benefit from more products, and some may need fewer. We believe there is continued opportunity to earn more business from our customers as we build lifelong relationships with them. We track our cross-sell activities based on whether the customer is a retail banking household or has a wholesale banking relationship. For additional information regarding our cross-sell metrics, see the "Earnings Performance – Operating Segments – Cross-sell" section in our 2014 Form 10-K.

Operating Segment Results
The following discussion provides a description of each of our operating segments, including cross-sell metrics and financial results.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including checking and savings accounts, credit and debit cards, and auto, student, and small business lending. These products also include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. The Community Banking segment also includes the results of our Corporate Treasury activities net of allocations in support of the other operating segments and results of investments in our affiliated venture capital partnerships. Our retail banking household cross-sell was 6.13 products per household in August 2015, compared with 6.15 in August 2014. The August 2015 retail banking household cross-sell ratio reflects the impact of the sale of government guaranteed student loans in fourth quarter 2014. Table 4a provides additional financial information for Community Banking.

Table 4a - Community Banking
	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2015	2014	% Change	2015	2014	% Change
Net interest income	$7,822	7,455	5%	$23,051	22,075	4%
Noninterest income:
Service charges on deposit accounts	878	890	(1)	2,482	2,573	(4)
Trust and investment fees:
Brokerage advisory, commissions and other fees	516	457	13	1,545	1,337	16
Trust and investment management	218	211	3	641	605	6
Investment banking (1)	(35)	(17)	106	(95)	(63)	51
Total trust and investment fees	699	651	7	2,091	1,879	11
Card fees	877	809	8	2,538	2,313	10
Other fees	574	560	3	1,696	1,741	(3)
Mortgage banking	1,513	1,497	1	4,523	4,581	(1)
Insurance	31	31	—	94	95	(1)
Net gains (losses) from trading activities	(143)	(20)	615	(149)	100	NM
Net gains on debt securities	75	154	(51)	349	175	99
Net gains from equity investments (2)	825	506	63	1,438	1,580	(9)
Other income of the segment	467	278	68	918	846	9
Total noninterest income	5,796	5,356	8	15,980	15,883	1

Total revenue	13,618	12,811	6	39,031	37,958	3

Provision for credit losses	658	465	42	1,638	1,163	41
Noninterest expense:
Personnel expense	4,501	4,326	4	13,743	13,119	5
Equipment	427	419	2	1,332	1,288	3
Net occupancy	546	555	(2)	1,613	1,658	(3)
Core deposit and other intangibles	146	159	(8)	437	472	(7)
FDIC and other deposit assessments	154	149	3	441	452	(2)
Outside professional services	260	280	(7)	693	725	(4)
Operating losses	385	362	6	1,021	803	27
Other expense of the segment	800	799	—	2,162	2,322	(7)
Total noninterest expense	7,219	7,049	2	21,442	20,839	3
Income before income tax expense and noncontrolling interests	5,741	5,297	8	15,951	15,956	—
Income tax expense	1,861	1,603	16	4,921	4,781	3
Net income from noncontrolling interests (3)	194	233	(17)	337	469	(28)
Net income	$3,686	3,461	7	$10,693	10,706	—
Average loans	$511.0	498.3	3	$507.8	502.7	1
Average core deposits	690.5	646.9	7	681.8	637.8	7
NM - Not meaningful

(1)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(2)	Predominantly represents gains resulting from venture capital investments.

(3)	Reflects results attributable to noncontrolling interests primarily associated with the Company’s consolidated merchant services joint venture and venture capital investments.

Earnings Performance (continued)

Community Banking reported net income of $3.7 billion, up $225 million, or 7%, from third quarter 2014, and $10.7 billion for the first nine months of 2015, down $13 million compared with the same period a year ago. Revenue of $13.6 billion for third quarter 2015 increased $807 million, or 6%, from third quarter 2014, and was $39.0 billion for the first nine months of 2015, an increase of $1.1 billion, or 3%, compared with the same period last year. The increase in revenue from third quarter 2014 was due to higher net interest income, gains from sale of equity investments, debit and credit card fees, and trust and investment fees, partially offset by increased losses from trading activities and lower gains on the sale of debt securities. The increase in revenue for the first nine months of 2015 was due to higher net interest income, debit and credit card fees, and trust and investment fees, partially offset by lower gains from trading activities and sale of equity investments. Average core deposits increased $43.6 billion, or 7%, from third quarter 2014 and $44.0 billion, or 7%, from the first nine months of 2014. Primary consumer checking customers as of August 2015 (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) were up 5.8% from August 2014. Noninterest expense increased 2% from third quarter 2014 and 3% from the first nine months of 2014. The increase in noninterest expense from third quarter 2014 was driven by higher personnel expenses and a $126 million donation to the Wells Fargo Foundation, partially offset by lower foreclosed assets and travel expenses. The increase in noninterest expense for the first nine months of 2015 was due to higher personnel expenses, operating losses, and the $126 million donation to the Wells Fargo Foundation, partially offset by lower travel, foreclosed assets, occupancy, and various other expenses. Net loan charge-offs decreased $74 million from third quarter 2014 and decreased $343 million from the first nine months of 2014 due to improvement in the consumer real estate portfolios. The provision for credit losses increased $193 million from third quarter 2014 and $475 million from the first nine months of 2014 as the improvement in net charge-offs was more than offset by a lower allowance release.

Wholesale Banking provides financial solutions to businesses across the United States and globally with annual sales generally in excess of $20 million. Products and business segments include Middle Market Commercial Banking, Government and Institutional Banking, Corporate Banking, Commercial Real Estate, Treasury Management, Wells Fargo Capital Finance, Insurance, International, Real Estate Capital Markets, Commercial Mortgage Servicing, Corporate Trust, Equipment Finance, Wells Fargo Securities, Principal Investments, and Asset Backed Finance. Wholesale Banking cross-sell was 7.3 products per relationship in third quarter 2015, up from 7.2 in third quarter 2014. Table 4b provides additional financial information for Wholesale Banking.

Table 4b - Wholesale Banking
	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2015	2014	% Change	2015	2014	% Change
Net interest income	$3,128	3,061	2%	$9,215	9,021	2%
Noninterest income:
Service charges on deposit accounts	457	421	9	1,356	1,235	10
Trust and investment fees:
Brokerage advisory, commissions and other fees	77	64	20	209	182	15
Trust and investment management	104	94	11	305	281	9
Investment banking	389	391	(1)	1,349	1,261	7
Total trust and investment fees	570	549	4	1,863	1,724	8
Card fees	75	66	14	214	192	11
Other fees	523	528	(1)	1,584	1,479	7
Mortgage banking	76	136	(44)	319	285	12
Insurance	345	356	(3)	1,172	1,177	—
Net gains from trading activities	187	201	(7)	671	781	(14)
Net gains on debt securities	72	99	(27)	256	228	12
Net gains from equity investments	100	198	(49)	358	408	(12)
Other income of the segment	37	52	(29)	109	182	(40)
Total noninterest income	2,442	2,606	(6)	7,902	7,691	3

Total revenue	5,570	5,667	(2)	17,117	16,712	2

Provision (reversal of provision) for credit losses	45	(85)	NM	(19)	(227)	(92)
Noninterest expense:
Personnel expense	1,520	1,516	—	4,733	4,476	6
Equipment	19	24	(21)	52	64	(19)
Net occupancy	99	98	1	301	294	2
Core deposit and other intangibles	84	94	(11)	254	291	(13)
FDIC and other deposit assessments	73	63	16	219	192	14
Outside professional services	203	192	6	548	554	(1)
Operating losses	83	33	152	118	37	219
Other expense of the segment	955	977	(2)	2,966	2,935	1
Total noninterest expense	3,036	2,997	1	9,191	8,843	4
Income before income tax expense and noncontrolling interests	2,489	2,755	(10)	7,945	8,096	(2)
Income tax expense	722	830	(13)	2,309	2,418	(5)
Net loss from noncontrolling interests	(5)	(4)	25	(8)	(3)	167
Net income	$1,772	1,929	(8)	$5,644	5,681	(1)
Average loans	$363.1	316.8	15	$348.4	309.2	13
Average core deposits	311.3	278.3	12	306.2	267.7	14
NM - Not meaningful

Earnings Performance (continued)

Wholesale Banking had net income of $1.8 billion in third quarter 2015, down $157 million, or 8%, from third quarter 2014. Lower net inc0me in the third quarter of 2015 was driven primarily by decreased revenue and increased provision for credit losses. Revenue decreased $97 million, or 2%, from third quarter 2014 as net interest income growth of $67 million, or 2%, on strong loan and deposit growth was more than offset by a decline in noninterest income of $164 million, or 6%. The noninterest income decline was primarily due to lower gains on equity investments and lower commercial mortgage banking fees. Average loans of $363.1 billion in third quarter 2015 increased $46.3 billion, or 15%, from third quarter 2014, driven by broad based growth and the benefit of the GE Capital commercial real estate loan purchase and related financing transaction that settled in second quarter 2015. Average core deposits of $311.3 billion increased $33.0 billion, or 12%, from third quarter 2014 reflecting continued customer liquidity. Noninterest expense increased $39 million, or 1%, from third quarter 2014 on higher operating losses. The provision for credit losses increased $130 million compared with third quarter 2014 on lower recoveries and increased loan losses as well as the absence of an allowance release in third quarter 2015.
In the first nine months of 2015, Wholesale Banking had net income of $5.6 billion, which was down $37 million, or 1%, from the same period a year ago. Revenue increased $405 million, or 2%, from the first nine months of 2014 on both increased net interest income and noninterest income. Net interest income increased $194 million, or 2%, driven by strong loan and deposit growth. Noninterest income increased $211 million, or 3%, primarily due to growth in service charges on deposits, investment banking fees and increased other fees driven by growth in real estate brokerage fees and loan fees. Noninterest expense increased $348 million, or 4%, from the first nine months of 2014, primarily due to higher personnel expenses related to growth initiatives, compliance, and regulatory requirements, as well as increased operating losses. The provision for credit losses increased $208 million compared with the first nine months of 2014 on lower recoveries and increased loan losses.

Wealth and Investment Management (formerly Wealth, Brokerage and Retirement) (WIM) provides a full range of personalized wealth management, investment and retirement products and services to clients across U.S. based businesses including Wells Fargo Advisors, The Private Bank, Abbot Downing, Wells Fargo Institutional Retirement and Trust, and Wells Fargo Asset Management. WIM delivers financial planning, private banking, credit, investment management and fiduciary services to high-net worth and ultra-high-net worth individuals and families and also serves customers’ brokerage needs, supplies retirement and trust services to institutional clients and provides investment management capabilities delivered to global institutional clients through separate accounts and the Wells Fargo Advantage Funds. Brokerage and Wealth cross-sell was 10.52 products per retail banking household in August 2015, up from 10.44 a year ago. Table 4c provides additional financial information for Wealth and Investment Management.

Table 4c - Wealth and Investment Management
	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2015	2014	% Change	2015	2014	% Change
Net interest income	$887	753	18%	$2,545	2,221	15%
Noninterest income:
Service charges on deposit accounts	4	4	—	14	13	8
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,295	2,267	1	6,942	6,669	4
Trust and investment management	747	769	(3)	2,274	2,280	—
Investment banking (1)	5	(3)	(267)	—	(9)	(100)
Total trust and investment fees	3,047	3,033	—	9,216	8,940	3
Card fees	2	1	100	4	3	33
Other fees	4	4	—	12	14	(14)
Mortgage banking	(2)	1	NM	(5)	—	NM
Insurance	—	1	(100)	1	1	—
Net gains (losses) from trading activities	(70)	(13)	438	(7)	101	NM
Net gains on debt securities	—	—	NM	1	4	(75)
Net gains (losses) from equity investments	(5)	8	NM	11	20	(45)
Other income of the segment	11	13	(15)	38	39	(3)
Total noninterest income	2,991	3,052	(2)	9,285	9,135	2

Total revenue	3,878	3,805	2	11,830	11,356	4

Reversal of provision for credit losses	(6)	(25)	(76)	(19)	(58)	(67)
Noninterest expense:
Personnel expense	1,850	1,924	(4)	5,889	5,853	1
Equipment	14	15	(7)	42	44	(5)
Net occupancy	113	106	7	335	325	3
Core deposit and other intangibles	81	89	(9)	244	269	(9)
FDIC and other deposit assessments	30	28	7	93	90	3
Outside professional services	207	220	(6)	619	634	(2)
Operating losses	57	23	148	206	105	96
Other expense of the segment	557	540	3	1,641	1,607	2
Total noninterest expense	2,909	2,945	(1)	9,069	8,927	2
Income before income tax expense and noncontrolling interests	975	885	10	2,780	2,487	12
Income tax expense	371	338	10	1,054	944	12
Net income (loss) from noncontrolling interests	(2)	(3)	(33)	5	2	150
Net income	$606	550	10	$1,721	1,541	12
Average loans	$61.1	52.6	16	$59.1	51.2	15
Average core deposits	163.0	153.7	6	161.4	154.3	5
NM - Not meaningful

(1)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

Wealth and Investment Management reported net income of $606 million in third quarter 2015, up 10% from third quarter 2014. Net income for the first nine months of 2015 was $1.7 billion, up 12% compared with the same period a year ago. Growth in net income for both periods was driven by revenue growth. Revenue was up 2% from third quarter 2014 and up 4% from the first nine months of 2014, primarily due to higher net interest income and asset-based fees. Average loans in third quarter 2015 of $61.1 billion were up 16% from third quarter 2014. Average loans increased 15% in the first nine months of 2015, compared with the same period a year ago. Average loan growth was driven by an increase in nonconforming mortgage loans and security-based lending. Average core deposits in third quarter 2015 of $163 billion were up 6% from third quarter 2014. Average core deposits increased 5% in the first nine months of 2015, compared with the same period a year ago. Noninterest expense was down 1% from third quarter 2014 due to decreased personnel expenses, partially offset by higher operating losses reflecting increased litigation accruals, and up 2% from the first nine months of 2014 largely due to increased non-personnel expenses, primarily as a result of higher operating losses reflecting increased litigation accruals. Total provision for credit losses increased $19 million and $39 million from the third quarter and first nine months of 2014, respectively, driven primarily by lower allowance releases.

Balance Sheet Analysis (continued)

Balance Sheet Analysis
At September 30, 2015, our assets totaled $1.8 trillion, up $64.1 billion from December 31, 2014. The predominant areas of asset growth were in investment securities, which increased $32.1 billion, loans, which increased $40.7 billion (including $11.5 billion from the second quarter GE Capital commercial real estate loan purchase and financing transaction) and mortgages held for sale, which increased $2.3 billion. A decrease in federal funds sold and other short-term investments of $3.6 billion combined with deposit growth of $33.9 billion, an increase in short-term borrowings of $24.6 billion, and total equity growth of $8.8 billion from December 31, 2014, were the predominant sources that funded our asset growth in the first nine months of 2015. Equity growth benefited from $10.6 billion in earnings net of dividends paid.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Investment Securities

Table 5: Investment Securities – Summary
	September 30, 2015			December 31, 2014
(in millions)	Amortized Cost	Net unrealized gain	Fair value	Amortized Cost	Net unrealized gain	Fair value
Available-for-sale securities:
Debt securities	$260,429	4,036	264,465	247,747	6,019	253,766
Marketable equity securities	1,118	823	1,941	1,906	1,770	3,676
Total available-for-sale securities	261,547	4,859	266,406	249,653	7,789	257,442
Held-to-maturity debt securities	78,668	1,451	80,119	55,483	876	56,359
Total investment securities (1)	$340,215	6,310	346,525	305,136	8,665	313,801

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.

Table 5 presents a summary of our investment securities portfolio, which increased $32.1 billion from December 31, 2014, primarily due to purchases of U.S. Treasury securities and Federal agency mortgage-backed securities. The total net unrealized gains on available-for-sale securities were $4.9 billion at September 30, 2015, down from $7.8 billion at December 31, 2014, primarily due to realized securities gains and credit spread widening partially offset by lower long-term interest rates. For a discussion of our investment management objectives and practices, see the "Balance Sheet Analysis" section of our 2014 Form 10-K. Also, see the “Risk Management - Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. Of the $308 million in OTTI write-downs recognized in earnings in the first nine months of 2015, $123 million related to debt securities and $2 million related to marketable equity securities, which are included in available-for-sale securities. Another $183 million in OTTI write-downs were related to nonmarketable equity investments, which are included in other assets. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K and Note 4 (Investment Securities) to Financial Statements in this Report.
At September 30, 2015, investment securities included $51.6 billion of municipal bonds, of which 93.6% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are substantially all investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.
The weighted-average expected maturity of debt securities available-for-sale was 6.3 years at September 30, 2015. Because 48% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.

Table 6: Mortgage-Backed Securities Available-for-Sale
(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At September 30, 2015
Actual	$127.9	3.5	4.3
Assuming a 200 basis point:
Increase in interest rates	117.3	(7.1)	6.2
Decrease in interest rates	131.5	7.1	2.4

The weighted-average expected maturity of debt securities held-to-maturity was 6.0 years at September 30, 2015. See Note 4 (Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.

Loan Portfolios
Total loans were $903.2 billion at September 30, 2015, up $40.7 billion from December 31, 2014. Table 7 provides a summary of total outstanding loans by core and non-strategic/liquidating loan portfolios. Loans in the core portfolio grew $47.4 billion from December 31, 2014, primarily due to growth in commercial and industrial and real estate mortgage loans within the commercial loan portfolio segment, which included the GE Capital commercial real estate loan purchase and related financing transaction that settled late in second quarter 2015. Non-strategic/liquidating portfolios decreased by $6.8 billion. Additional information on the non-strategic and liquidating loan portfolios is included in Table 12 in the “Risk Management – Credit Risk Management” section in this Report.

Table 7: Loan Portfolios
	September 30, 2015			December 31, 2014
(in millions)	Core	Non-strategic and liquidating	Total	Core	Non-strategic and liquidating	Total
Commercial	$446,832	506	447,338	413,701	1,125	414,826
Consumer	402,363	53,532	455,895	388,062	59,663	447,725
Total loans	$849,195	54,038	903,233	801,763	60,788	862,551
Change from prior year-end	$47,432	(6,750)	40,682	60,343	(20,078)	40,265

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

Table 8: Maturities for Selected Commercial Loan Categories
	September 30, 2015				December 31, 2014
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$85,294	183,395	23,545	292,234	76,216	172,801	22,778	271,795
Real estate mortgage	18,307	67,289	35,656	121,252	17,485	61,092	33,419	111,996
Real estate construction	7,300	12,967	1,443	21,710	6,079	11,312	1,337	18,728
Total selected loans	$110,901	263,651	60,644	435,196	99,780	245,205	57,534	402,519
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$18,544	27,750	22,982	69,276	15,574	25,429	20,002	61,005
Loans at floating/variable interest rates	92,357	235,901	37,662	365,920	84,206	219,776	37,532	341,514
Total selected loans	$110,901	263,651	60,644	435,196	99,780	245,205	57,534	402,519

Balance Sheet Analysis (continued)

Deposits
Deposits totaled $1.2 trillion at both September 30, 2015, and December 31, 2014. Table 9 provides additional information regarding deposits. Deposit growth of $33.9 billion from December 31, 2014, reflected continued broad-based growth across commercial and consumer businesses. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report. Total core deposits were $1.1 trillion at September 30, 2015, up $39.7 billion from December 31, 2014.

Table 9: Deposits
($ in millions)	Sep 30, 2015	% of total deposits	Dec 31, 2014	% of total deposits	% Change
Noninterest-bearing	$339,760	28%	$321,962	27%	6
Interest-bearing checking	38,943	3	41,713	4	(7)
Market rate and other savings	611,258	51	585,530	50	4
Savings certificates	30,335	3	35,354	3	(14)
Foreign deposits (1)	73,787	6	69,789	6	6
Core deposits	1,094,083	91	1,054,348	90	4
Other time and savings deposits	67,343	6	76,322	7	(12)
Other foreign deposits	40,753	3	37,640	3	8
Total deposits	$1,202,179	100%	$1,168,310	100%	3

(1)	Reflects Eurodollar sweep balances included in core deposits.

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

Table 10: Fair Value Level 3 Summary
	September 30, 2015		December 31, 2014
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$382.7	28.4	378.1	32.3
As a percentage of total assets	22%	2	22	2
Liabilities carried at fair value	$32.8	1.5	34.9	2.3
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.
(1) Excludes derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.
Equity
Total equity was $194.0 billion at September 30, 2015 compared with $185.3 billion at December 31, 2014. The increase was predominantly driven by a $10.6 billion increase in retained earnings from earnings net of dividends paid, and a $3.2 billion increase in preferred stock, partially offset by a net reduction in common stock due to repurchases.

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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable
(in millions)	Sep 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$292,234	271,795
Real estate mortgage	121,252	111,996
Real estate construction	21,710	18,728
Lease financing	12,142	12,307
Total commercial	447,338	414,826
Consumer:
Real estate 1-4 family first mortgage	271,311	265,386
Real estate 1-4 family junior lien mortgage	54,592	59,717
Credit card	32,286	31,119
Automobile	59,164	55,740
Other revolving credit and installment	38,542	35,763
Total consumer	455,895	447,725
Total loans	$903,233	862,551

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

Credit Quality Overview  Credit quality remained solid in third quarter 2015 due in part to an improving housing market, as well as our proactive credit risk management activities. We continued to benefit from improvements in the performance of our residential real estate portfolio, offset by an increase in our commercial allowance to reflect deterioration in the oil and gas sector. In particular:

•
Although commercial nonaccrual loans increased to $2.3 billion at September 30, 2015, compared with $2.2 billion at December 31, 2014, consumer nonaccrual loans declined to $9.2 billion at September 30, 2015, compared with $10.6 billion at December 31, 2014. The increase in commercial nonaccrual loans was primarily driven by deterioration in the oil and gas portfolio, and the decline in consumer nonaccrual loans was primarily driven by credit improvement in real estate 1-4 family first mortgage loans. Nonaccrual loans represented 1.28% of total loans at September 30, 2015, compared with 1.49% at December 31, 2014.

•
Net charge-offs (annualized) as a percentage of average total loans improved to 0.31% in both the third quarter and first nine months of 2015, compared with 0.32% and 0.36%, respectively, for the same periods a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.08% and 0.53% in third quarter and 0.06% and 0.55% in the first nine months of 2015, respectively, compared with (0.02)% and 0.62%, respectively, in third quarter, and less than 0.01% and 0.66%, respectively, in the first nine months of 2014.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $77 million and $795 million in our commercial and consumer portfolios, respectively, at September 30, 2015, compared with $47 million and $873 million at December 31, 2014.

•
Our provision for credit losses was $703 million in third quarter 2015 and $1.6 billion during the first nine months of 2015, compared with $368 million and $910 million, respectively, for the same periods a year ago.

•	The allowance for credit losses decreased to $12.6 billion, or 1.39% of total loans, at September 30, 2015 from $13.2 billion or 1.53%, at December 31, 2014.

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
Table 12 identifies our non-strategic and liquidating loan portfolios. They consist primarily of the Pick-a-Pay mortgage portfolio and PCI loans acquired from Wachovia, certain portfolios from legacy Wells Fargo Home Equity and Wells Fargo Financial, and our Education Finance government guaranteed student loan portfolio. The total balance of our non-strategic and liquidating loan portfolios has decreased 72% since the merger with Wachovia at December 31, 2008, and decreased 11% from the end of 2014.
Additional information regarding the liquidating PCI and Pick-a-Pay loan portfolios is provided in the discussion of loan portfolios that follows.

Table 12: Non-Strategic and Liquidating Loan Portfolios
	Outstanding balance
	Sep 30,	December 31,
(in millions)	2015	2014	2008
Commercial:
Legacy Wachovia commercial and industrial and commercial real estate PCI loans (1)	$506	1,125	18,704
Total commercial	506	1,125	18,704
Consumer:
Pick-a-Pay mortgage (1)(2)	40,578	45,002	95,315
Legacy Wells Fargo Financial debt consolidation (3)	10,315	11,417	25,299
Liquidating home equity	2,388	2,910	10,309
Legacy Wachovia other PCI loans (1)	240	300	2,478
Legacy Wells Fargo Financial indirect auto (3)	11	34	18,221
Education Finance - government insured	—	—	20,465
Total consumer	53,532	59,663	172,087
Total non-strategic and liquidating loan portfolios	$54,038	60,788	190,791

(1)	Net of purchase accounting adjustments related to PCI loans.

(2)	Includes PCI loans of $19.7 billion, $21.5 billion and $37.6 billion at September 30, 2015, and December 31, 2014 and 2008, respectively.

(3)	When we refer to “legacy Wells Fargo”, we mean Wells Fargo excluding Wachovia Corporation (Wachovia).

Risk Management - Credit Risk Management (continued)

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans totaled $20.7 billion at September 30, 2015, down from $23.3 billion and $58.8 billion at December 31, 2014 and December 31, 2008, respectively, and $3.0 billion in nonaccretable difference remains at September 30, 2015, to absorb losses on PCI loans. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
Since December 31, 2008, we have released $10.6 billion in nonaccretable difference, including $8.6 billion transferred from the nonaccretable difference to the accretable yield and $2.0 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. Through September 30, 2015, cumulative losses on PCI loans were $8.9 billion lower than our December 31, 2008 initial expectation of $41.0 billion.
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
The commercial and industrial loans and lease financing portfolio totaled $304.4 billion, or 34% of total loans, at September 30, 2015. The annualized net charge-off rate for this portfolio was 0.17% and 0.13% in the third quarter and first nine months of 2015, respectively, compared with 0.11% and 0.10% for the same periods a year ago. At September 30, 2015, 0.35% of this portfolio was nonaccruing, compared with 0.20% at December 31, 2014. In addition, $18.1 billion of this portfolio was rated as criticized in accordance with regulatory guidance at September 30, 2015, compared with $16.7 billion at December 31, 2014. The increase in nonaccrual and criticized loans in this portfolio was predominantly in the oil and gas sector.
A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 13 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $46.7 billion of foreign loans at September 30, 2015, that were reported in a separate foreign loan class in prior periods. Foreign loans totaled $14.3 billion within the investor category, $17.3 billion within the financial institutions category and $1.6 billion within the oil and gas category.
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

We provide financial institutions with a variety of relationship focused products and services, including loans supporting short-term trade finance and working capital needs. The $17.3 billion of foreign loans in the financial institutions category were primarily originated by our Global Financial Institutions (GFI) business.
Slightly more than half of our oil and gas loans were to businesses in the exploration and production (E&P) sector. Most of these E&P loans are secured by oil and/or gas reserves and have underlying borrowing base arrangements which include regular (typically semi-annual) “redeterminations” that consider refinements to borrowing structure and prices used to determine borrowing limits. All other oil and gas loans were to midstream and services and equipment companies. Driven by a drop in energy prices and the results of our spring redeterminations, our oil and gas nonaccrual loans increased to $566 million at September 30, 2015, compared with $76 million at December 31, 2014.

Table 13: Commercial and Industrial Loans and Lease Financing by Industry (1)
	September 30, 2015
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$23	48,479		5%
Financial institutions	56	38,080		4
Oil and gas	566	17,433		2
Cyclical retailers	20	15,460		2
Real estate lessor	4	14,657		2
Healthcare	47	14,373		2
Industrial equipment	22	14,247		2
Food and beverage	13	13,845		1
Technology	28	8,974		1
Public administration	7	8,264		1
Transportation	37	8,193		1
Business services	25	6,699		1
Other	212	95,672	(3)	10
Total	$1,060	304,376		34%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $71 million of PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $6.3 billion.

Risk Management - Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $9.1 billion of foreign CRE loans, totaled $143.0 billion, or 16%, of total loans at September 30, 2015, and consisted of $121.3 billion of mortgage loans and $21.7 billion of construction loans.
Table 14 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California and Texas which represented 27% and 8% of the total CRE portfolio, respectively. By property type, the largest concentrations are office buildings at 28% and apartments at 15% of the portfolio. CRE nonaccrual loans totaled 0.9% of the CRE outstanding balance at September 30, 2015, compared with 1.3% at December 31, 2014. At September 30, 2015, we had $7.5 billion of criticized CRE mortgage loans, compared with $7.9 billion at December 31, 2014, and $681 million of criticized CRE construction loans, down from $949 million at December 31, 2014.
At September 30, 2015, the recorded investment in PCI CRE loans totaled $706 million, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.

Table 14: CRE Loans by State and Property Type
	September 30, 2015
	Real estate mortgage			Real estate construction			Total
(in millions)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	% of total loans
By state:
California	$266	34,410		13	4,131		279	38,541		4%
Texas	75	9,052		1	1,952		76	11,004		1
Florida	123	7,969		1	1,937		124	9,906		1
New York	33	8,038		13	1,546		46	9,584		1
North Carolina	75	3,867		6	822		81	4,689		1
Arizona	55	3,733		1	586		56	4,319		*
Washington	32	3,484		—	723		32	4,207		*
Georgia	95	3,598		19	455		114	4,053		*
Colorado	23	3,191		—	448		23	3,639		*
Illinois	4	3,015		—	356		4	3,371		*
Other	344	40,895		97	8,754		441	49,649	(2)	5
Total	$1,125	121,252		151	21,710		1,276	142,962		16%
By property:
Office buildings	$289	37,050		—	3,192		289	40,242		4%
Apartments	43	13,824		—	7,340		43	21,164		2
Industrial/warehouse	194	13,082		—	1,280		194	14,362		2
Retail (excluding shopping center)	152	12,897		—	797		152	13,694		2
Shopping center	55	9,935		—	1,247		55	11,182		1
Real estate - other	130	10,771		—	264		130	11,035		1
Hotel/motel	29	9,710		—	1,079		29	10,789		1
Institutional	41	3,172		—	564		41	3,736		*
Land (excluding 1-4 family)	1	375		23	2,405		24	2,780		*
Agriculture	52	2,532		2	31		54	2,563		*
Other	139	7,904		126	3,511		265	11,415		1
Total	$1,125	121,252		151	21,710		1,276	142,962		16%

*	Less than 1%.

(1)
Includes a total of $706 million PCI loans, consisting of $606 million of real estate mortgage and $100 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.3 billion.

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At September 30, 2015, foreign loans totaled $56.3 billion, representing approximately 6% of our total consolidated loans outstanding, compared with $50.6 billion, or approximately 6% of total consolidated loans outstanding, at December 31, 2014. Foreign loans were approximately 3% of our consolidated total assets at September 30, 2015 and at December 31, 2014.
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
We evaluate our individual country risk exposure on an ultimate country of risk basis, which is normally based on the country of residence of the guarantor or collateral location, and is different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at September 30, 2015, was the United Kingdom, which totaled $27.3 billion, or approximately 2% of our total assets, and included $9.4 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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

Risk Management - Credit Risk Management (continued)

Table 15: Select Country Exposures
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
September 30, 2015
Top 20 country exposures:
United Kingdom	$9,367	13,125	—	3,270	—	1,498	9,367	17,893	27,260
Canada	—	12,659	28	1,367	—	540	28	14,566	14,594
Cayman Islands	—	4,802	—	—	—	89	—	4,891	4,891
Germany	862	1,218	—	521	—	324	862	2,063	2,925
Netherlands	—	2,182	—	399	—	86	—	2,667	2,667
Ireland	37	2,295	—	254	—	33	37	2,582	2,619
Bermuda	—	2,356	—	148	—	35	—	2,539	2,539
Brazil	—	2,411	—	(4)	—	3	—	2,410	2,410
China	—	2,236	1	79	56	9	57	2,324	2,381
Luxembourg	—	2,049	—	207	—	31	—	2,287	2,287
Switzerland	—	1,405	—	258	—	53	—	1,716	1,716
France	—	405	—	1,030	—	255	—	1,690	1,690
India	—	1,504	6	138	—	—	6	1,642	1,648
Turkey	—	1,595	—	—	—	1	—	1,596	1,596
Guernsey	—	1,548	—	(5)	—	—	—	1,543	1,543
Australia	6	837	—	491	—	40	6	1,368	1,374
Jersey, C.I.	—	1,291	—	51	—	6	—	1,348	1,348
Mexico	—	1,136	—	43	93	4	93	1,183	1,276
Chile	—	1,184	—	22	1	51	1	1,257	1,258
South Korea	—	1,053	(10)	38	26	—	16	1,091	1,107
Total top 20 country exposures	$10,272	57,291	25	8,307	176	3,058	10,473	68,656	79,129
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$899	8,149	—	2,411	—	729	899	11,289	12,188
Spain	—	280	—	36	—	11	—	327	327
Belgium	—	308	—	6	—	1	—	315	315
Austria	—	170	—	8	—	—	—	178	178
Italy	—	82	—	76	—	3	—	161	161
Other Eurozone exposure (6)	19	25	—	12	—	10	19	47	66
Total Eurozone exposure	$918	9,014	—	2,549	—	754	918	12,317	13,235

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $43 million in PCI loans, predominantly to customers in the Netherlands and Germany, and $1.3 billion in defeased leases secured primarily by U.S. Treasury and government agency securities, or government guaranteed.

(2)	Represents exposure on debt and equity securities of foreign issuers. Long and short positions are netted and net short positions are reflected as negative exposure.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At September 30, 2015, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $2.4 billion, which was offset by the notional amount of CDS purchased of $2.5 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $19.1 billion exposure to financial institutions and $50.6 billion to non-financial corporations at September 30, 2015.

(5)	Consists of exposure to Germany, Netherlands, Ireland, Luxembourg and France included in Top 20.

(6)	Includes non-sovereign exposure to Portugal in the amount of $25 million. We had no non-sovereign exposure to Greece, and no sovereign debt exposure to either of these countries at September 30, 2015.

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

Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans
	September 30, 2015		December 31, 2014
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage
Core portfolio	$220,313	68%	$208,852	64%
Non-strategic and liquidating loan portfolios:
Pick-a-Pay mortgage	40,578	12	45,002	14
PCI and liquidating first mortgage	10,420	3	11,532	4
Total non-strategic and liquidating loan portfolios	50,998	15	56,534	18
Total real estate 1-4 family first mortgage loans	271,311	83	265,386	82
Real estate 1-4 family junior lien mortgage
Core portfolio	52,077	16	56,631	17
Non-strategic and liquidating loan portfolios	2,515	1	3,086	1
Total real estate 1-4 family junior lien mortgage loans	54,592	17	59,717	18
Total real estate 1-4 family mortgage loans	$325,903	100%	$325,103	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 10% and 12% of total loans at September 30, 2015, and December 31, 2014, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia and are part of our liquidating loan portfolios. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 39% at September 30, 2015, as a result of our modification activities and customers exercising their option to convert to fixed payments. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2014 Form 10-K.
Part of our credit monitoring includes tracking delinquency, FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in third quarter 2015 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at September 30, 2015, totaled $8.6 billion, or 3%, of total non-PCI mortgages, compared with $10.2 billion, or 3%, at December 31, 2014. Loans with FICO scores lower than 640 totaled $22.3 billion at September 30, 2015, or 7% of total non-PCI mortgages, compared with $25.8 billion, or 9%, at December 31, 2014. Mortgages with a LTV/CLTV greater than 100% totaled $15.8 billion at September 30, 2015, or 5% of total non-PCI mortgages, compared with $20.3 billion, or 7%, at December 31, 2014. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 17. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 13% of total loans at September 30, 2015, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2014 Form 10-K.

Risk Management - Credit Risk Management (continued)

Table 17: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State
	September 30, 2015
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$86,430	15,025	101,455	11%
New York	20,085	2,485	22,570	2
Florida	14,141	4,946	19,087	2
New Jersey	11,643	4,552	16,195	2
Virginia	7,154	3,061	10,215	1
Texas	8,112	824	8,936	1
Pennsylvania	5,759	2,805	8,564	1
North Carolina	5,986	2,449	8,435	1
Washington	6,528	1,318	7,846	1
Other (1)	62,825	17,052	79,877	9
Government insured/ guaranteed loans (2)	22,763	—	22,763	3
Total	$251,426	54,517	305,943	34%
Real estate 1-4 family PCI loans:
California	$13,871	21	13,892	2%
Florida	1,405	13	1,418	*
New Jersey	666	12	678	*
Other (3)	3,943	29	3,972	*
Total	$19,885	75	19,960	2%
Total	$271,311	54,592	325,903	36%

*	Less than 1%.

(1)	Consists of 41 states; no state had loans in excess of $7.2 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

(3)	Consists of 45 states; no state had loans in excess of $494 million.

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio increased $3.4 billion in third quarter 2015 and $5.9 billion in the first nine months of 2015. Growth in this portfolio has been largely offset by runoff in our real estate 1-4 family first lien mortgage non-strategic and liquidating portfolios. Excluding this runoff, our core real estate 1-4 family first lien mortgage portfolio increased $5.5 billion in third quarter 2015 and $11.5 billion in the first nine months of 2015, as we retained $14.1 billion and $40.0 billion in non-conforming originations, primarily consisting of loans that exceed conventional conforming loan amount limits established by federal government-sponsored entities (GSEs), in the third quarter and first nine months of 2015, respectively.
The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in third quarter 2015, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average total loans improved to 0.09% and 0.11% in the third quarter and first nine months of 2015, respectively, compared with 0.17% and 0.22%, respectively, for the same periods a year ago. Nonaccrual loans were $7.4 billion at September 30, 2015, compared with $8.6 billion at December 31, 2014. Improvement in the credit performance was driven by an improving housing environment and declining balances in non-strategic and liquidating loans, which have been replaced with higher quality assets originated after 2008 generally utilizing tighter underwriting standards. Real estate 1-4 family first lien mortgage loans originated after 2008 have resulted in minimal losses to date and were approximately 65% of our total real estate 1-4 family first lien mortgage portfolio as of September 30, 2015.
Table 18 shows the credit attributes of the core and liquidating first lien mortgage portfolios and lists the top five states by outstanding balance for the core portfolio.

Table 18: First Lien Mortgage Portfolios Performance (1)
	Outstanding balance		% of loans two payments or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Core portfolio:
California	$74,696	67,038	0.60%	0.83	(0.02)	—	—	0.01	—
New York	18,912	16,102	1.61	1.97	0.05	0.04	0.04	0.06	0.09
Florida	11,265	10,991	3.00	3.78	0.07	0.10	0.05	0.04	0.10
New Jersey	10,027	9,203	3.52	3.95	0.23	0.12	0.19	0.21	0.25
Texas	6,910	6,646	1.22	1.48	(0.04)	(0.01)	0.01	0.01	(0.02)
Other	75,740	72,604	1.92	2.34	0.12	0.11	0.15	0.12	0.14
Total	197,550	182,584	1.51	1.89	0.06	0.06	0.08	0.07	0.08
Government insured/guaranteed loans	22,763	26,268
Total core portfolio including government insured/guaranteed loans	220,313	208,852	1.51	1.89	0.06	0.06	0.08	0.07	0.08
Non-strategic and liquidating portfolios	31,113	34,822	14.48	15.55	0.43	0.46	0.58	0.62	0.83
Total first lien mortgages	$251,426	243,674	3.27%	4.08	0.11	0.12	0.16	0.16	0.21

(1)	Excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

Risk Management - Credit Risk Management (continued)

Pick‑a‑Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 19 provides balances by types of loans as of September 30, 2015, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $24.5 billion at September 30, 2015, compared with $61.0 billion at acquisition. Primarily due to modification efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 15% of the total Pick-a-Pay portfolio at September 30, 2015, compared with 51% at acquisition.

Table 19: Pick-a-Pay Portfolio - Comparison to Acquisition Date
			December 31,
	September 30, 2015		2014		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$17,611	39%	$20,258	41%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	5,979	13	6,776	14	15,763	14
Full-term loan modifications	21,657	48	22,674	45	—	—
Total adjusted unpaid principal balance	$45,247	100%	$49,708	100%	$115,700	100%
Total carrying value	$40,578		45,002		95,315

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

Table 20: Pick-a-Pay Portfolio (1)
	September 30, 2015
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)
California	$17,030	74%	$13,860	60%	$10,117	54%
Florida	1,932	83	1,372	57	2,093	67
New Jersey	803	81	641	61	1,364	69
New York	539	75	477	61	658	65
Texas	210	58	191	51	813	45
Other states	3,952	79	3,179	62	5,813	66
Total Pick-a-Pay loans	$24,466	76	$19,720	60	$20,858	59

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2015.

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

In third quarter 2015, we completed over 1,000 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed nearly 132,000 modifications since the Wachovia acquisition, resulting in over $6.1 billion of principal forgiveness to our Pick-a-Pay customers. There remains $12.5 million of conditional forgiveness that can be earned by borrowers through performance over a three-year period.
Due to better than expected performance observed on the PCI portion of the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $6.0 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 11.0 years at September 30, 2015. The weighted average remaining life decreased slightly from December 31, 2014 due to the passage of time. The accretable yield percentage at September 30, 2015, was 6.21%, up from 6.15% at the end of 2014 due to favorable changes in the expected timing and composition of cash flows resulting from improving credit and prepayment expectations. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.
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

Risk Management - Credit Risk Management (continued)

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
Table 21 shows the credit attributes of the core and liquidating junior lien mortgage portfolios and lists the top five states by outstanding balance for the core portfolio. Loans to California borrowers represent the largest state concentration in each of these portfolios. The decrease in outstanding balances since December 31, 2014, predominantly reflects loan paydowns. As of September 30, 2015, 17% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior liens with a CLTV ratio in excess of 100%, 2.77% were two payments or more past due. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 7% of the junior lien mortgage portfolio at September 30, 2015.

Table 21: Junior Lien Mortgage Portfolios Performance (1)
	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
(in millions)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Core portfolio:
California	$14,192	15,535	1.89%	2.07	0.14	0.17	0.30	0.33	0.44
Florida	4,837	5,283	2.50	2.96	0.96	0.75	1.10	1.22	1.29
New Jersey	4,453	4,705	2.93	3.43	1.20	1.03	1.15	1.37	1.38
Virginia	2,953	3,160	1.88	2.18	0.64	0.71	1.05	1.03	0.59
Pennsylvania	2,778	2,942	2.33	2.72	0.77	0.96	1.18	1.15	1.04
Other	22,864	25,006	2.11	2.20	0.66	0.65	0.84	0.78	0.83
Total	52,077	56,631	2.16	2.36	0.59	0.58	0.77	0.77	0.81
Non-strategic and liquidating portfolios	2,440	2,985	4.48	4.77	1.61	2.25	2.43	2.92	2.61
Total junior lien mortgages	$54,517	59,616	2.26%	2.49	0.64	0.66	0.85	0.88	0.90

(1)	Excludes PCI loans because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

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
On a monthly basis, we monitor the payment characteristics of borrowers in our junior lien portfolio. In September 2015, approximately 47% of these borrowers paid only the minimum amount due and approximately 48% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 37% paid only the minimum amount due and approximately 59% paid more than the minimum amount due.
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
Table 22 reflects the outstanding balance of our portfolio of junior lien lines and loans and senior lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.1 billion, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $103 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 22: Junior Lien Mortgage Line and Loan and Senior Lien Mortgage Line Portfolios Payment Schedule
			Scheduled end of draw / term
(in millions)	Outstanding balance September 30, 2015	Remainder of 2015	2016	2017	2018	2019	2020 and thereafter (1)	Amortizing
Junior residential lines	$48,599	1,438	5,179	5,674	3,134	1,240	25,234	6,700
Junior loans (2)	5,918	16	65	76	9	6	957	4,789
Total junior lien (3)(4)	54,517	1,454	5,244	5,750	3,143	1,246	26,191	11,489
First lien lines	16,453	271	754	828	953	426	11,557	1,664
Total (3)(4)	$70,970	1,725	5,998	6,578	4,096	1,672	37,748	13,153
% of portfolios	100%	2%	8%	9%	6%	2%	53%	20%

(1)
The annual scheduled end of draw or term ranges from $1.5 billion to $9.2 billion and averages $5.4 billion per year for 2020 and thereafter. Loans that convert in 2025 and thereafter have draw periods that generally extend to 15 or 20 years.

(2)
Junior loans within the term period predominantly represent principal and interest products that require a balloon payment upon the end of the loan term. Amortizing junior loans include $63 million of balloon loans that have reached end of term and are now past due.

(3)	Lines in their draw period are predominantly interest-only. The unfunded credit commitments for junior and first lien lines totaled $68.1 billion at September 30, 2015.

(4)
Includes scheduled end-of-term balloon payments totaling $97 million, $296 million, $411 million, $451 million, $407 million and $1.7 billion for 2015, 2016, 2017, 2018, 2019, and 2020 and thereafter, respectively. Amortizing lines include $128 million of end-of-term balloon payments, which are past due. At September 30, 2015, $459 million, or 6% of outstanding lines of credit that are amortizing, are 30 or more days past due compared to $1.0 billion or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $32.3 billion at September 30, 2015, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 2.71% for third quarter 2015, compared with 2.87% for third quarter 2014 and 3.03% and 3.21% for the first nine months of 2015 and 2014, respectively.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $59.2 billion at September 30, 2015. The net charge-off rate (annualized) for our automobile portfolio was 0.76% for third quarter 2015, compared with 0.81% for third quarter 2014 and 0.66% and 0.62% for the first nine months of 2015 and 2014, respectively.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $38.5 billion at September 30, 2015, and primarily included student and security-based loans. Student loans totaled $12.3 billion at September 30, 2015. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.35% for third quarter 2015, compared with 1.46% for third quarter 2014 and 1.31% and 1.32% for the first nine months of 2015 and 2014, respectively.

Risk Management - Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 23 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs decreased in third quarter 2015 driven primarily by credit improvement in real estate 1-4 family first mortgages, partially offset by deterioration in the oil and gas portfolio.

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off (including loans discharged in bankruptcy);

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 23: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)
	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,031	0.35%	$1,079	0.38%	$663	0.24%	$538	0.20%
Real estate mortgage	1,125	0.93	1,250	1.04	1,324	1.18	1,490	1.33
Real estate construction	151	0.70	165	0.77	182	0.91	187	1.00
Lease financing	29	0.24	28	0.23	23	0.19	24	0.20
Total commercial (1)	2,336	0.52	2,522	0.58	2,192	0.53	2,239	0.54
Consumer:
Real estate 1-4 family first mortgage (2)	7,425	2.74	8,045	3.00	8,345	3.15	8,583	3.23
Real estate 1-4 family junior lien mortgage	1,612	2.95	1,710	3.04	1,798	3.11	1,848	3.09
Automobile	123	0.21	126	0.22	133	0.24	137	0.25
Other revolving credit and installment	41	0.11	40	0.11	42	0.12	41	0.11
Total consumer	9,201	2.02	9,921	2.20	10,318	2.31	10,609	2.37
Total nonaccrual loans (3)(4)(5)	11,537	1.28	12,443	1.40	12,510	1.45	12,848	1.49
Foreclosed assets:
Government insured/guaranteed (6)	502		588		772		982
Non-government insured/guaranteed	1,265		1,370		1,557		1,627
Total foreclosed assets	1,767		1,958		2,329		2,609
Total nonperforming assets	$13,304	1.47%	$14,401	1.62%	$14,839	1.72%	$15,457	1.79%
Change in NPAs from prior quarter	$(1,097)		(438)		(618)		(739)

(1)	Includes LHFS of $0 million at September 30 and June 30, 2015, and $1 million at March 31, 2015, and December 31, 2014.

(2)	Includes MHFS of $96 million, $144 million, $144 million, and $177 million at September 30, June 30 and March 31, 2015, and December 31, 2014, respectively.

(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

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

Table 24 provides an analysis of the changes in nonaccrual loans.

Table 24: Analysis of Changes in Nonaccrual Loans
	Quarter ended
(in millions)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Commercial
Balance, beginning of period	$2,522	2,192	2,239	2,494	2,798
Inflows	382	840	496	410	342
Outflows:
Returned to accruing	(26)	(20)	(67)	(64)	(37)
Foreclosures	(32)	(11)	(24)	(45)	(18)
Charge-offs	(135)	(117)	(107)	(141)	(124)
Payments, sales and other (1)	(375)	(362)	(345)	(415)	(467)
Total outflows	(568)	(510)	(543)	(665)	(646)
Balance, end of period	2,336	2,522	2,192	2,239	2,494
Consumer
Balance, beginning of period	9,921	10,318	10,609	10,871	11,174
Inflows	1,019	1,098	1,341	1,454	1,529
Outflows:
Returned to accruing	(676)	(668)	(686)	(678)	(817)
Foreclosures	(99)	(108)	(111)	(114)	(148)
Charge-offs	(228)	(229)	(265)	(278)	(289)
Payments, sales and other (1)	(736)	(490)	(570)	(646)	(578)
Total outflows	(1,739)	(1,495)	(1,632)	(1,716)	(1,832)
Balance, end of period	9,201	9,921	10,318	10,609	10,871
Total nonaccrual loans	$11,537	12,443	12,510	12,848	13,365

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at September 30, 2015:

•
Over 97% of total commercial nonaccrual loans and over 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 74% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $378 million and $3.2 billion have already been recognized on 23% of commercial nonaccrual loans and 52% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•	77% of commercial nonaccrual loans were current on interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	$1.9 billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $1.8 billion were current.

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
Table 25 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Risk Management - Credit Risk Management (continued)

Table 25: Foreclosed Assets
(in millions)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Summary by loan segment
Government insured/guaranteed	$502	588	772	982	1,140
PCI loans:
Commercial	297	305	329	352	394
Consumer	126	160	197	212	214
Total PCI loans	423	465	526	564	608
All other loans:
Commercial	437	458	548	565	579
Consumer	405	447	483	498	504
Total all other loans	842	905	1,031	1,063	1,083
Total foreclosed assets	$1,767	1,958	2,329	2,609	2,831
Analysis of changes in foreclosed assets
Balance, beginning of period	$1,958	2,329	2,609	2,831	3,005
Net change in government insured/guaranteed (1)	(86)	(184)	(210)	(158)	(117)
Additions to foreclosed assets (2)	325	300	356	362	364
Reductions:
Sales	(468)	(531)	(451)	(462)	(421)
Write-downs and gains (losses) on sales	38	44	25	36	—
Total reductions	(430)	(487)	(426)	(426)	(421)
Balance, end of period	$1,767	1,958	2,329	2,609	2,831

(1)
Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $38 million, $24 million, $49 million, $45 million and $41 million for the quarters ended September 30, June 30 and March 31, 2015, and December 31 and September 30, 2014, respectively.

(2)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.
Foreclosed assets at September 30, 2015, included $1.0 billion of foreclosed residential real estate that had collateralized commercial and consumer loans, of which 50% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $767 million has been written down to estimated net realizable value. Foreclosed assets at September 30, 2015, decreased slightly, compared with December 31, 2014. Of the $1.8 billion in foreclosed assets at September 30, 2015, 34% have been in the foreclosed assets portfolio one year or less.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 26: Troubled Debt Restructurings (TDRs)
(in millions)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Commercial:
Commercial and industrial	$999	808	779	724	836
Real estate mortgage	1,623	1,740	1,838	1,880	2,034
Real estate construction	207	236	247	314	328
Lease financing	1	2	2	2	3
Total commercial TDRs	2,830	2,786	2,866	2,920	3,201
Consumer:
Real estate 1-4 family first mortgage	17,193	17,692	18,003	18,226	18,366
Real estate 1-4 family junior lien mortgage	2,336	2,381	2,424	2,437	2,464
Credit Card	307	315	326	338	358
Automobile	109	112	124	127	135
Other revolving credit and installment	63	58	54	49	45
Trial modifications	421	450	432	452	473
Total consumer TDRs (1)	20,429	21,008	21,363	21,629	21,841
Total TDRs	$23,259	23,794	24,229	24,549	25,042
TDRs on nonaccrual status	$6,709	6,889	6,982	7,104	7,313
TDRs on accrual status (1)	16,550	16,905	17,247	17,445	17,729
Total TDRs	$23,259	23,794	24,229	24,549	25,042

(1)
TDR loans include $1.8 billion, $1.9 billion, $2.1 billion, $2.1 billion, and $2.1 billion at September 30, June 30, and March 31, 2015, and December 31, and September 30, 2014, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and accruing.

Table 26 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $2.8 billion and $3.6 billion at September 30, 2015, and December 31, 2014, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.
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

Risk Management - Credit Risk Management (continued)

Table 27: Analysis of Changes in TDRs
			Quarter ended
(in millions)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Commercial:
Balance, beginning of quarter	$2,786	2,866	2,920	3,201	3,525
Inflows (1)	573	372	310	232	208
Outflows
Charge-offs	(86)	(20)	(26)	(62)	(42)
Foreclosures	(30)	(5)	(11)	(27)	(12)
Payments, sales and other (2)	(413)	(427)	(327)	(424)	(478)
Balance, end of quarter	2,830	2,786	2,866	2,920	3,201
Consumer:
Balance, beginning of quarter	21,008	21,363	21,629	21,841	22,082
Inflows (1)	753	747	755	957	946
Outflows
Charge-offs	(79)	(71)	(88)	(99)	(120)
Foreclosures	(226)	(242)	(245)	(252)	(303)
Payments, sales and other (2)	(998)	(807)	(668)	(797)	(768)
Net change in trial modifications (3)	(29)	18	(20)	(21)	4
Balance, end of quarter	20,429	21,008	21,363	21,629	21,841
Total TDRs	$23,259	23,794	24,229	24,549	25,042

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. No loans were removed from TDR classification for the quarters ended September 30, June 30 and March 31, 2015, and December 31, and September 30, 2014, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at September 30, 2015, were down $48 million, or 5%, from December 31, 2014, due to payoffs, modifications and other loss mitigation activities, declines in non-strategic and liquidating portfolios, and credit stabilization.

Also, fluctuations from quarter to quarter are influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $13.5 billion at September 30, 2015, down from $16.9 billion at December 31, 2014, due to seasonally lower delinquencies.
Table 28 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 28: Loans 90 Days or More Past Due and Still Accruing
(in millions)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Loans 90 days or more past due and still accruing:
Total (excluding PCI (1)):	$14,405	15,161	16,344	17,810	18,295
Less: FHA insured/VA guaranteed (2)(3)	13,500	14,359	15,453	16,827	16,628
Less: Student loans guaranteed under the FFELP (4)	33	46	50	63	721
Total, not government insured/guaranteed	$872	756	841	920	946
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$53	17	31	31	35
Real estate mortgage	24	10	43	16	37
Real estate construction	—	—	—	—	18
Total commercial	77	27	74	47	90
Consumer:
Real estate 1-4 family first mortgage (3)	216	220	221	260	327
Real estate 1-4 family junior lien mortgage (3)	61	65	55	83	78
Credit card	353	304	352	364	302
Automobile	66	51	47	73	64
Other revolving credit and installment	99	89	92	93	85
Total consumer	795	729	767	873	856
Total, not government insured/guaranteed	$872	756	841	920	946

(1)	PCI loans totaled $3.2 billion, $3.4 billion, $3.6 billion, $3.7 billion, and $4.0 billion at September 30, June 30 and March 31, 2015 and December 31, and September 30, 2014, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgages held for sale 90 days or more past due and still accruing.

(4)
Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. In fourth quarter 2014, substantially all government guaranteed loans were sold.

Risk Management - Credit Risk Management (continued)

NET CHARGE-OFFS
Table 29: Net Charge-offs
									Quarter ended
	Sep 30, 2015		Jun 30, 2015		Mar 31, 2015		Dec 31, 2014		Sep 30, 2014
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$122	0.17%	$81	0.12%	$64	0.10%	$82	0.12%	$67	0.11%
Real estate mortgage	(23)	(0.08)	(15)	(0.05)	(11)	(0.04)	(25)	(0.09)	(37)	(0.13)
Real estate construction	(8)	(0.15)	(6)	(0.11)	(9)	(0.19)	(26)	(0.56)	(58)	(1.27)
Lease financing	3	0.11	2	0.06	—	—	1	0.05	4	0.10
Total commercial	94	0.08	62	0.06	44	0.04	32	0.03	(24)	(0.02)
Consumer:
Real estate 1-4 family first mortgage	62	0.09	67	0.10	83	0.13	88	0.13	114	0.17
Real estate 1-4 family junior lien mortgage	89	0.64	94	0.66	123	0.85	134	0.88	140	0.90
Credit card	216	2.71	243	3.21	239	3.19	221	2.97	201	2.87
Automobile	113	0.76	68	0.48	101	0.73	132	0.94	112	0.81
Other revolving credit and installment	129	1.35	116	1.26	118	1.32	128	1.45	125	1.46
Total consumer	609	0.53	588	0.53	664	0.60	703	0.63	692	0.62
Total	$703	0.31%	$650	0.30%	$708	0.33%	$735	0.34%	$668	0.32%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 29 presents net charge-offs for third quarter 2015 and the previous four quarters. Net charge-offs in third quarter 2015 were $703 million (0.31% of average total loans outstanding) compared with $668 million (0.32%) in third quarter 2014.
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
Table 30 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Table 30: Allocation of the Allowance for Credit Losses (ACL)
	Sep 30, 2015		Dec 31, 2014		Dec 31, 2013		Dec 31, 2012		Dec 31, 2011
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$3,772	32%	$3,506	32%	$3,040	29%	$2,789	28%	$2,810	27%
Real estate mortgage	1,307	14	1,576	13	2,157	14	2,284	13	2,570	14
Real estate construction	1,265	3	1,097	2	775	2	552	2	893	2
Lease financing	182	1	198	1	131	1	89	2	85	2
Total commercial	6,526	50	6,377	48	6,103	46	5,714	45	6,358	45
Consumer:
Real estate 1-4 family first mortgage	2,127	30	2,878	31	4,087	32	6,100	31	6,934	30
Real estate 1-4 family junior lien mortgage	1,339	6	1,566	7	2,534	8	3,462	10	3,897	11
Credit card	1,417	3	1,271	4	1,224	3	1,234	3	1,294	3
Automobile	537	7	516	6	475	6	417	6	555	6
Other revolving credit and installment	616	4	561	4	548	5	550	5	630	5
Total consumer	6,036	50	6,792	52	8,868	54	11,763	55	13,310	55
Total	$12,562	100%	$13,169	100%	$14,971	100%	$17,477	100%	$19,668	100%

	Sep 30, 2015		Dec 31, 2014		Dec 31, 2013		Dec 31, 2012		Dec 31, 2011
Components:
Allowance for loan losses	$11,659		12,319		14,502		17,060		19,372
Allowance for unfunded credit commitments	903		850		469		417		296
Allowance for credit losses	$12,562		13,169		14,971		17,477		19,668
Allowance for loan losses as a percentage of total loans	1.29%		1.43		1.76		2.13		2.52
Allowance for loan losses as a percentage of total net charge-offs (1)	418		418		322		189		171
Allowance for credit losses as a percentage of total loans	1.39		1.53		1.82		2.19		2.56
Allowance for credit losses as a percentage of total nonaccrual loans	109		103		96		85		92

(1)	Total net charge-offs are annualized for quarter ended September 30, 2015.

In addition to the allowance for credit losses, there was $3.0 billion at September 30, 2015, and $2.9 billion at December 31, 2014, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. Additionally, loans purchased at fair value generally reflect a lifetime credit loss adjustment and therefore do not initially require additions to the allowance as is typically associated with loan growth. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over one-half of nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at September 30, 2015.

The allowance for credit losses declined from December 31, 2014, reflecting continued credit improvement, particularly in residential real estate portfolios and primarily associated with continued improvement in the housing market, partially offset by an increase in our commercial allowance to reflect deterioration in the oil and gas sector. Total provision for credit losses was $703 million in third quarter 2015, compared with $368 million in third quarter 2014.
We believe the allowance for credit losses of $12.6 billion at September 30, 2015, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the

Risk Management - Credit Risk Management (continued)

“Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K.
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
Because we retain the servicing for most of the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.7 trillion in the residential mortgage loan servicing portfolio at September 30, 2015, 95% was current and less than 2% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 5.26% at September 30, 2015, compared with 5.79% at December 31, 2014. Three percent of this portfolio is private label securitizations for which we originated the loans and therefore have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at September 30, 2015, was down from a year ago both in number of outstanding loans and in total dollar balances as we observed a decline in new demands and continued to work through the outstanding demands.
Table 31 provides the number of unresolved repurchase demands and mortgage insurance rescissions.

Table 31: Unresolved Repurchase Demands and Mortgage Insurance Rescissions
	Government sponsored entities		Private		Mortgage insurance rescissions with no demand (1)		Total
($ in millions)	Number of loans	Original loan balance (2)	Number of loans	Original loan balance (2)	Number of loans	Original loan balance (2)	Number of loans	Original loan balance (2)
2015
September 30,	210	$46	59	$12	103	$26	372	$84
June 30,	385	83	148	24	107	27	640	134
March 31,	526	118	161	29	108	28	795	175
2014
December 31,	546	118	173	34	120	31	839	183
September 30,	426	93	322	75	233	52	981	220
June 30,	678	149	362	80	305	66	1,345	295
March 31,	599	126	391	89	409	90	1,399	305

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

Table 32 summarizes the changes in our mortgage repurchase liability.

Table 32: Changes in Mortgage Repurchase Liability
	Quarter ended					Nine months ended
(in millions)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Sep 30, 2015	Sep 30 2014
Balance, beginning of period	$557	586	615	669	766	615	899
Provision for repurchase losses:
Loan sales	11	13	10	10	12	34	34
Change in estimate (1)	(17)	(31)	(26)	(49)	(93)	(74)	(135)
Total reductions	(6)	(18)	(16)	(39)	(81)	(40)	(101)
Losses	(13)	(11)	(13)	(15)	(16)	(37)	(129)
Balance, end of period	$538	557	586	615	669	538	669

(1)	Results from changes in investor demand, mortgage insurer practices, credit and the financial stability of correspondent lenders.

Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $538 million at September 30, 2015 and $669 million at September 30, 2014. In third quarter 2015, we released

$6 million, which increased net gains on mortgage loan origination/sales activities, compared with a release of $81 million in third quarter 2014. The release in third quarter 2015 was primarily due to a re-estimation of our liability based on recently observed trends.

Total losses charged to the repurchase liability were $13 million in third quarter 2015, compared with $16 million a year ago.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses was $928 million in excess of our recorded liability at September 30, 2015, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
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

In particular, on February 28, 2013, we entered into amendments to an April 2011 Consent Order with both the Office of the Comptroller of the Currency (OCC) and the FRB, which effectively ceased the Independent Foreclosure Review program created by such Consent Order and replaced it with an accelerated remediation commitment to provide foreclosure prevention actions on $1.2 billion of residential mortgage loans, subject to a process to be administered by the OCC and the FRB. During 2014, we reported sufficient foreclosure prevention actions to satisfy the $1.2 billion financial commitment.
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
The degree to which these sensitivities offset each other is dependent upon the timing and magnitude of changes in interest rates, and the slope of the yield curve. During a transition to a higher or lower interest rate environment, a reduction or increase in interest-sensitive earnings from the mortgage banking business could occur quickly, while the benefit or detriment from balance sheet repricing could take more time to develop. For example, our lower rate scenarios (scenario 1 and scenario 2) in the following table initially measure a decline in interest rates versus our most likely scenario. Although the performance in these rate scenarios contain initial benefit from increased mortgage banking activity, the result is lower earnings relative to the most likely scenario over time given pressure on net interest income. The higher rate scenarios (scenario 3 and scenario 4) measure the impact of varying degrees of rising short-term and long-term interest rates over the course of the forecast horizon relative to the most likely scenario, both resulting in positive earnings sensitivity.
As of September 30, 2015, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 33, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan and a negative range indicates a detrimental earnings sensitivity relative to the most likely earnings plan).

Table 33: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan
	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Ending rates:
Federal funds	1.86%	0.25	1.61	2.12	5.00
10-year treasury (1)	3.17	1.80	2.67	3.67	5.95
Earnings relative to most likely	N/A	(1)-(2)%	(1)-(2)	0-5	0-5

(1)	U.S. Constant Maturity Treasury Rate

We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of September 30, 2015, and December 31, 2014, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

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
While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARM production held for sale from changes in mortgage interest rates may or may not be fully offset by Treasury and LIBOR index-based financial instruments used as economic hedges for such ARMs. Additionally, hedge-carry income on our economic hedges for the MSRs may not continue if the spread between short-term and long-term rates decreases or there are other changes in the market for mortgage forwards that affect the implied carry.
The total carrying value of our residential and commercial MSRs was $13.1 billion at September 30, 2015, and $14.0 billion at December 31, 2014. The weighted-average note rate on our portfolio of loans serviced for others was 4.39% at September 30, 2015, and 4.45% at December 31, 2014. The carrying value of our total MSRs represented 0.73% of mortgage loans serviced for others at September 30, 2015, and 0.75% at December 31, 2014.

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
Table 34 presents total revenue from trading activities.

Table 34: Income from Trading Activities
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Interest income (1)	$485	427	1,413	1,208
Less: Interest expense (2)	89	106	269	286
Net interest income	396	321	1,144	922
Noninterest income:
Net gains (losses) from trading activities (3):
Customer accommodation	168	202	723	804
Economic hedges and other (4)	(194)	(34)	(208)	174
Proprietary trading	—	—	—	4
Total net gains (losses) from trading activities	(26)	168	515	982
Total trading-related net interest and noninterest income	$370	489	1,659	1,904

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.

(4)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.
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

Asset/Liability Management (continued)

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

Table 35:  Distribution of Daily Trading-Related Revenues

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
Table 36 shows the results of the Company’s Trading General VaR by risk category. As presented in the table, average Trading General VaR was $21 million for the quarter ended September 30, 2015, compared with $16 million for the quarter ended June 30, 2015. The increase was primarily driven by changes in portfolio composition.

Table 36: Trading 1-Day 99% General VaR Risk Category
		Quarter ended
	September 30, 2015				June 30, 2015
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$20	20	16	24	18	17	10	22
Interest rate	18	14	6	22	18	14	7	21
Equity	16	14	12	16	15	11	8	15
Commodity	1	1	1	2	1	1	1	2
Foreign exchange	1	1	—	2	1	1	—	7
Diversification benefit (1)	(38)	(29)			(38)	(28)
Company Trading General VaR	$18	21			15	16

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

Regulatory Market Risk Capital  is based on U.S. regulatory agency risk-based capital regulations that are based on the Basel Committee Capital Accord of the Basel Committee on Banking Supervision. The Company must calculate regulatory capital based on the Basel III market risk capital rule, which requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities based on comprehensive and risk sensitive methods and models. The market risk capital rule is intended to cover the risk of loss in value of covered positions due to changes in market conditions.

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
Table 37 shows the General VaR measure categorized by major risk categories. Average 10-day Company Regulatory General VaR was $35 million for the quarter ended September 30, 2015, compared with $27 million for the quarter ended June 30, 2015. The increase was primarily driven by changes in portfolio composition.

Table 37: Regulatory 10-Day 99% General VaR by Risk Category
		Quarter ended
	September 30, 2015				June 30, 2015
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Wholesale Regulatory General VaR Risk Categories
Credit	$45	46	30	61	47	43	19	60
Interest rate	38	45	27	77	58	40	21	67
Equity	7	6	3	13	7	8	3	13
Commodity	1	3	1	5	3	4	2	7
Foreign exchange	2	4	1	6	4	6	1	20
Diversification benefit (1)	(64)	(72)			(90)	(76)
Wholesale Regulatory General VaR	$29	32	21	56	29	25	14	39
Company Regulatory General VaR	31	35	23	58	30	27	13	41

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
Table 38 provides information on Total VaR, Total Stressed VaR and the Incremental Risk Charge results for the quarter ended September 30, 2015. For the Incremental Risk Charge, the required capital for market risk at quarter end equals the quarter end results.

Asset/Liability Management (continued)

Table 38: Market Risk Regulatory Capital Modeled Components
	Quarter ended September 30, 2015				September 30, 2015
(in millions)	Average	Low	High	Quarter end	Risk- based capital (1)	Risk- weighted assets (1)
Total VaR	$61	55	76	59	183	2,293
Total Stressed VaR	282	219	364	244	846	10,570
Incremental Risk Charge	362	325	400	378	378	4,721

(1)	Results represent the risk-based capital and RWAs based on the VaR and Incremental Risk Charge models.

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
Table 39 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at September 30, 2015, and December 31, 2014.

Table 39: Covered Securitization Positions by Exposure Type (Market Value)
(in millions)	ABS	CMBS	RMBS	CLO/CDO
September 30, 2015

Securitization exposure:
Securities	$1,047	599	717	672
Derivatives	3	2	11	(28)
Total	$1,050	601	728	644
December 31, 2014
Securitization exposure:
Securities	$752	709	689	553
Derivatives	(1)	5	23	(31)
Total	$751	714	712	522

SECURITIZATION DUE DILIGENCE AND RISK MONITORING The market risk capital rule requires that the Company conduct due diligence on the risk of each position within three days of the purchase of a securitization position. The Company’s due diligence seeks to provide an understanding of the features that would materially affect the performance of a securitization or re-securitization. The due diligence analysis is re-performed on a quarterly basis for each securitization and re-securitization position. The Company uses an automated solution to track the due diligence associated with securitization activity. The Company aims to manage the risks associated with securitization and re-securitization positions through the use of offsetting positions and portfolio diversification.

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
Table 40 summarizes the market risk-based capital requirements charge and market RWAs in accordance with the Basel III market risk capital rule as of September 30, 2015, and as of December 31, 2014. The market RWAs are calculated as the sum of the components in the table below.

Table 40: Market Risk Regulatory Capital and RWAs
	September 30, 2015		December 31, 2014
(in millions)	Risk- based capital	Risk- weighted assets	Risk- based capital	Risk- weighted assets
Total VaR	$183	2,293	146	1,822
Total Stressed VaR	846	10,570	1,469	18,359
Incremental Risk Charge	378	4,721	345	4,317
Securitized Products Charge	694	8,679	766	9,577
Standardized Specific Risk Charge	1,147	14,340	1,177	14,709
De minimis Charges (positions not included in models)	27	331	66	829
Total	$3,275	40,934	3,969	49,613

RWA Rollforward  Table 41 depicts the changes in the market risk regulatory capital and RWAs under Basel III for the first nine months and third quarter of 2015.

Table 41: Analysis of Changes in Market Risk Regulatory Capital and RWAs
(in millions)	Risk- based capital	Risk- weighted assets
Balance, December 31, 2014	$3,969	49,613
Total VaR	37	471
Total Stressed VaR	(623)	(7,789)
Incremental Risk Charge	33	404
Securitized Products Charge	(72)	(898)
Standardized Specific Risk Charge	(30)	(369)
De minimis Charges	(39)	(498)
Balance, September 30, 2015	$3,275	40,934

Balance, June 30, 2015	$3,386	42,320
Total VaR	12	154
Total Stressed VaR	(110)	(1,385)
Incremental Risk Charge	7	87
Securitized Products Charge	16	209
Standardized Specific Risk Charge	(51)	(638)
De minimis Charges	15	187
Balance, September 30, 2015	$3,275	40,934

All changes to market risk regulatory capital and RWAs in the first nine months and third quarter of 2015 were associated with changes in positions due to normal trading activity.

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
Table 42 shows daily Total VaR (1-day, 99%) used for regulatory market risk capital backtesting for the 12 months ended September 30, 2015. The Company’s average Total VaR for third quarter 2015 was $21 million with a low of $19 million and a high of $24 million.

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

Model Risk Management  The market risk capital models are governed by our Corporate Model Risk Committee policies and procedures, which include model validation. The purpose of model validation includes ensuring the model is appropriate for its intended use and that appropriate controls exist to help mitigate the risk of invalid results. Model validation assesses the adequacy and appropriateness of the model, including reviewing its key components such as inputs, processing components, logic or theory, output results and supporting model documentation. Validation also includes ensuring significant unobservable model inputs are appropriate given observable market transactions or other market data within the same or similar asset classes. This ensures modeled approaches are appropriate given similar product valuation techniques and are in line with their intended purpose.
The Corporate Model Risk Group (CMoR) provides oversight of model validation and assessment processes. Corporate oversight responsibilities include evaluating the adequacy of business unit risk management programs, maintaining company-wide model validation policies and standards, and reporting the results of these activities to management. In addition to the corporate-level review, all internal valuation models are subject to ongoing review by business-unit-level management.

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
In conjunction with the March 2008 initial public offering (IPO) of Visa, Inc. (Visa), we received approximately 20.7 million shares of Visa Class B common stock, which was apportioned to member banks of Visa at the time of the IPO. To manage our exposure to Visa and realize the value of the appreciated Visa shares, we incrementally sold these shares through a series of sales over the past few years, thereby eliminating this position as of September 30, 2015. As part of these sales, we agreed to compensate the buyer for any additional contributions to a litigation settlement fund for the litigation matters associated with the Class B shares we sold. Our exposure to this retained litigation risk has been reflected on our balance sheet.
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
Table 43 provides information regarding our marketable and nonmarketable equity investments as of September 30, 2015, and December 31, 2014.

Table 43: Nonmarketable and Marketable Equity Investments
(in millions)	Sep 30, 2015	Dec 31, 2014
Nonmarketable equity investments:
Cost method:
Private equity and other (1)	$2,389	2,300
Federal bank stock	4,397	4,733
Total cost method	6,786	7,033
Equity method:
LIHTC investments (2)	7,959	7,278
Private equity and other	4,840	5,132
Total equity method	12,799	12,410
Fair value (3)	2,745	2,512
Total nonmarketable equity investments (4)	$22,330	21,955
Marketable equity securities:
Cost (1)	$1,118	1,906
Net unrealized gains	823	1,770
Total marketable equity securities (5)	$1,941	3,676

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
We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid securities. These assets make up our primary sources of liquidity, which are presented in Table 44. Our cash is primarily on deposit with the Federal Reserve. Securities included as part of our primary sources of liquidity are comprised of U.S. Treasury and federal agency debt, and mortgage-backed securities issued by federal agencies within our investment securities portfolio. We believe these securities provide quick sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Some of these securities are within the held-to-maturity portion of our investment securities portfolio and as such are not intended for sale but may be pledged to obtain financing. Some of the legal entities within our consolidated group of companies are subject to various regulatory, tax, legal and other restrictions that can limit the transferability of their funds. We believe we maintain adequate liquidity for these entities in consideration of such funds transfer restrictions.

Table 44: Primary Sources of Liquidity
	September 30, 2015			December 31, 2014
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits	$207,496	—	207,496	$219,220	—	219,220
Securities of U.S. Treasury and federal agencies (1)	81,397	4,110	77,287	67,352	856	66,496
Mortgage-backed securities of federal agencies (2)	131,953	60,864	71,089	115,730	80,324	35,406
Total	$420,846	64,974	355,872	$402,302	81,180	321,122

(1)
Included in encumbered securities at September 30, 2015, were securities with a fair value of $7 million which were purchased in September 2015, but settled in October 2015. Included in encumbered securities at December 31, 2014, were securities with a fair value of $152 million which were purchased in December 2014, but settled in January 2015.

(2)
Included in encumbered securities at September 30, 2015, were securities with a fair value of $650 million which were purchased in September 2015, but settled in October 2015. Included in encumbered securities at December 31, 2014, were securities with a fair value of $5 million, which were purchased in December 2014, but settled in January 2015.

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2015, core deposits were 121% of total loans compared with 122% at December 31, 2014. Additional funding is provided by long-term debt, other foreign deposits, and short-term borrowings.
Table 45 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 45: Short-Term Borrowings
	Quarter ended
(in millions)	Sep 30 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$74,652	71,439	64,400	51,052	48,164
Commercial paper	393	621	3,552	2,456	4,365
Other short-term borrowings	13,024	10,903	9,745	10,010	10,398
Total	$88,069	82,963	77,697	63,518	62,927
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$79,445	72,429	58,881	51,509	47,088
Commercial paper	484	2,433	3,040	3,511	4,587
Other short-term borrowings	10,428	9,637	9,791	9,656	10,610
Total	$90,357	84,499	71,712	64,676	62,285
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$80,961	71,811	66,943	51,052	48,164
Commercial paper (2)	510	2,713	3,552	3,740	4,665
Other short-term borrowings (3)	13,024	10,903	10,068	10,010	10,990

(1)	Highest month-end balance in each of the last five quarters was in August, May and February 2015, and December and September 2014.

(2)	Highest month-end balance in each of the last five quarters was in July, April and March 2015, and November and July 2014.

(3)	Highest month-end balance in each of the last five quarters was in September, June and February 2015, and December and July 2014.

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
There were no changes to our credit ratings in third quarter 2015, and both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S. On October 5, 2015, Fitch Ratings, Inc. affirmed all the ratings of Wells Fargo and its rated subsidiaries. On November 2, 2015, Standard and Poor’s Ratings Services (S&P) placed the long-term ratings of eight bank holding companies, including the Parent, on credit watch with negative implications. This action was broadly previewed by S&P as they review whether to continue incorporating the likelihood of extraordinary government support into the ratings of these firms in light of recent regulatory progress toward developing a resolution regime that reduces the likelihood of government support. In addition, S&P placed the rating of Wells Fargo Bank, N.A.’s nondeferrable subordinated debt on credit watch with negative implications as S&P is reconsidering whether bank-issued nondeferrable subordinated debt can absorb losses in advance of a firm’s non-viability.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of September 30, 2015, are presented in Table 46.

Table 46: Credit Ratings as of September 30, 2015
	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody's	A2	P-1	Aa1	P-1
S&P	A+	A-1	AA-	A-1+
Fitch Ratings, Inc.	AA-	F1+	AA+	F1+
DBRS	AA	R-1*	AA**	R-1**
* middle ** high

On September 3, 2014, the FRB, OCC and FDIC issued a final rule that implements a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The final LCR rule began its phase-in period on January 1, 2015, and requires full compliance with a minimum 100% LCR by January 1, 2017. The FRB also recently finalized rules imposing enhanced liquidity management standards on large bank holding companies (BHC) such as Wells Fargo. We continue to analyze these rules and other regulatory proposals that may affect liquidity risk management to determine the level of operational or compliance impact to Wells Fargo. For additional information see the “Capital Management” and “Regulatory Reform” sections in this Report and in our 2014 Form 10-K.

Asset/Liability Management (continued)

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In May 2014, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. At September 30, 2015, the Parent had available $40.1 billion in short-term debt issuance authority and $50.9 billion in long-term debt issuance authority. The Parent’s debt issuance authority granted by the Board includes short-term and long-term debt issued to affiliates. During the first nine months of 2015, the Parent issued $21.0 billion of senior notes, of which $14.2 billion were registered with the SEC. In addition, during the first nine months of 2015, the Parent issued $3.3 billion of subordinated notes, all of which were registered with the SEC. Also, in October 2015, the Parent issued $2.3 billion of unregistered senior notes.
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

Table 47: Medium-Term Note (MTN) Programs
			September 30, 2015
(in billions)	Date established		Debt issuance authority	Available for issuance
MTN program:
Series N & O (1)(2)	May 2014		NA(2)	NA(2)
Series K (1)(3)	April 2010		$25.0	$21.1
European (4)(5)	December 2009		25.0	5.8
European (4)(6)	August 2013		10.0	8.5
Australian (4)(7)	June 2005	AUD	10.0	7.8

(1)	SEC registered.

(2)	Not applicable (NA) - The Parent can issue an indeterminate amount of debt securities, subject to the long-term debt issuance authority granted by the Board.

(3)	As amended in April 2012 and March 2015.

(4)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.

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

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At September 30, 2015, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $76.8 billion in long-term debt issuance authority. In April 2015, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At September 30, 2015, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50.0 billion in short-term senior notes and $50.0 billion in long-term senior or subordinated notes. In addition, as of September 30, 2015, Wells Fargo Bank, N.A. had outstanding advances of $26.6 billion across the Federal Home Loan Bank System.

Wells Fargo Canada Corporation In February 2014, Wells Fargo Canada Corporation (WFCC), an indirect wholly owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions a base shelf prospectus for the distribution from time to time in Canada of up to $7.0 billion Canadian dollars (CAD) in medium-term notes. At September 30, 2015, CAD $7.0 billion still remained available for future issuance under this prospectus. All medium-term notes issued by WFCC are unconditionally guaranteed by the Parent.

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

Capital Management

We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of dividends as well as the issuance of preferred stock and long and short-term debt. Retained earnings increased $10.6 billion from December 31, 2014, predominantly from Wells Fargo net income of $17.3 billion, less common and preferred stock dividends of $6.8 billion. During third quarter 2015, we issued 14.9 million shares of common stock. We also issued 40 million Depositary Shares, each representing 1/1,000th interest in a share of the Company’s newly issued Non-Cumulative Perpetual Class A Preferred Stock, Series V, for an aggregate public offering price of $1.0 billion. During third quarter 2015, we repurchased 51.7 million shares of common stock in open market transactions, private transactions and from employee benefit plans, at a cost of $2.9 billion. We also entered into a $250 million forward repurchase contract with an unrelated third party in October 2015 that is expected to settle in fourth quarter 2015 for approximately 4.8 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Regulatory Capital Guidelines
The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information. Also see the "Capital Management" section in our 2014 Form 10- K for background and history of the various regulatory capital adequacy rules, minimum regulatory requirements and transition periods we follow.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to final and interim final rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. These rules are based on international guidelines for determining regulatory capital issued by the Basel Committee on Banking Supervision (BCBS). The federal banking regulators’ capital rules, among other things, require on a fully phased-in basis:

•	a minimum Common Equity Tier 1 (CET1) ratio of 4.5%;

•	a minimum tier 1 capital ratio of 6.0%;

•	a minimum total capital ratio of 8.0%;

•
a capital conservation buffer of 2.5% to be added to the minimum capital ratios, and a capital surcharge between 1.0-4.5% for global systemically important banks (G-SIBs) that will be calculated annually (based on year-end 2014 data, the FRB estimated that our G-SIB surcharge would be 2.0%) and also added to the minimum capital ratios (for a minimum CET1 ratio of 9.0%, a minimum tier 1 capital ratio of 10.5%, and a minimum total capital ratio of 12.5%);

•
a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk;

•	a minimum tier 1 leverage ratio of 4.0%; and

•
a minimum supplementary leverage ratio (SLR) of 5.0% (comprised of a 3.0% minimum requirement and a supplementary leverage buffer of 2.0%) for large and internationally active bank holding companies (BHCs).

We were required to comply with the final Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. The Basel III capital rules are scheduled to be fully phased in by the end of 2021. The Basel III capital rules contain two frameworks for calculating capital requirements, a Standardized Approach, which replaced Basel I, and an Advanced Approach applicable to certain institutions.
In March 2015, the FRB and OCC directed the Company and its subsidiary national banks to exit the parallel run phase and begin using the Basel III Advanced Approaches capital framework, in addition to the Standardized Approach, to determine our risk-based capital requirements starting in second quarter 2015. Accordingly, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy.
Because the Company has been designated as a G-SIB, we will also be subject to the FRB’s rule implementing the additional capital surcharge on G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) will consider our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with a methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) will use similar inputs, but will replace substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The G-SIB surcharge will be phased in beginning on January 1, 2016 and become fully effective on January 1, 2019. Based on year-end 2014 data, the FRB estimated that the Company’s G-SIB surcharge would be 2.0% of the Company’s RWAs. However, because the G-SIB surcharge will be calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future periods. Assuming a 2.0% G-SIB surcharge, our fully phased-in minimum required CET1 ratio at September 30, 2015 would have been 9.0%. Under the Standardized Approach (fully phased-in), our CET1 ratio of 10.65% exceeded the minimum of 9.0% by 165 basis points at September 30, 2015.
The tables that follow provide information about our risk- based capital and related ratios as calculated under Basel III capital guidelines. For banking industry regulatory reporting purposes, we report our capital in accordance with Transition Requirements but are managing our capital based on a fully phased-in calculation. For information about our capital requirements calculated in accordance with Transition Requirements, see Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.
Table 48 summarizes our Basel III CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis at September 30, 2015 and December 31, 2014. As of September 30, 2015, our CET1 ratio was lower using RWAs calculated under the Standardized Approach.

Capital Management (continued)

Table 48: Capital Components and Ratios Under Basel III (Fully Phased-In) (1)
		September 30, 2015				December 31, 2014
(in billions)		Advanced Approach		Standardized Approach		General Approach
Common Equity Tier 1	(A)	$141.8		141.8		137.1
Tier 1 Capital	(B)	162.2		162.2		154.7
Total Capital	(C)	188.1		198.8		192.9
Risk-Weighted Assets	(D)	1,312.2		1,331.8		1,242.5
Common Equity Tier 1 Capital Ratio	(A)/(D)	10.81%		10.65	*	11.04
Tier 1 Capital Ratio	(B)/(D)	12.36		12.18	*	12.45
Total Capital Ratio	(C)/(D)	14.34	*	14.93		15.53
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

Table 49 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at September 30, 2015 and under the General Approach at December 31, 2014.

Table 49: Risk-Based Capital Calculation and Components Under Basel III
		September 30, 2015		December 31, 2014
(in billions)		Advanced Approach	Standardized Approach	General Approach
Total equity		$194.0	194.0	185.3
Noncontrolling interests		(0.9)	(0.9)	(0.9)
Total Wells Fargo stockholders' equity		193.1	193.1	184.4
Adjustments:
Preferred stock		(21.0)	(21.0)	(18.0)
Cumulative other comprehensive income		—	—	(2.6)
Goodwill and other intangible assets (1)		(28.7)	(28.7)	(26.3)
Investment in certain subsidiaries and other		(1.6)	(1.6)	(0.4)
Common Equity Tier 1 (Fully Phased-In)		141.8	141.8	137.1
Effect of Transition Requirements		1.1	1.1	—
Common Equity Tier 1 (Transition Requirements)		$142.9	142.9	137.1

Common Equity Tier 1 (Fully Phased-In)		$141.8	141.8	137.1
Preferred stock		21.0	21.0	18.0
Qualifying hybrid securities and noncontrolling interests				—
Other		(0.6)	(0.6)	(0.4)
Total Tier 1 capital (Fully Phased-In)	(A)	162.2	162.2	154.7
Effect of Transition Requirements		1.0	1.0	—
Total Tier 1 capital (Transition Requirements)		$163.2	163.2	154.7

Total Tier 1 capital (Fully Phased-In)		$162.2	162.2	154.7
Long-term debt and other instruments qualifying as Tier 2		24.4	24.4	25.0
Qualifying allowance for credit losses (2)		1.9	12.6	13.2
Other		(0.4)	(0.4)	—
Total Tier 2 capital (Fully Phased-In)	(B)	25.9	36.6	38.2
Effect of Transition Requirements		3.1	3.1	—
Total Tier 2 capital (Transition Requirements)		$29.0	39.7	38.2

Total qualifying capital (Fully Phased-In)	(A+B)	$188.1	198.8	192.9
Total Effect of Transition Requirements		4.1	4.1	—
Total qualifying capital (Transition Requirements)		$192.2	202.9	192.9

Risk-Weighted Assets (RWAs) (3)(4):
Credit risk		$1,008.2	1,290.9	1,192.9
Market risk		40.9	40.9	49.6
Operational risk		263.1	N/A	N/A
Total RWAs (Fully Phased-In)		$1,312.2	1,331.8	1,242.5
Credit risk		$989.9	1,273.5	1,192.9
Market risk		40.9	40.9	49.6
Operational risk		263.1	N/A	N/A
Total RWAs (Transition Requirements)		$1,293.9	1,314.4	1,242.5

(1)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

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

Capital Management (continued)

Table 50 presents the changes in Common Equity Tier 1 under the Advanced Approach for the nine months ended September 30, 2015.

Table 50: Analysis of Changes in Common Equity Tier 1 Under Basel III
(in billions)
Common Equity Tier 1 (General Approach) at December 31, 2014	$137.1
Effect of changes in rules	(0.4)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2014	136.7
Net income	16.3
Common stock dividends	(5.7)
Common stock issued, repurchased, and stock compensation-related items	(3.8)
Goodwill and other intangible assets (net of any associated deferred tax liabilities)	0.3
Other	(2.0)
Change in Common Equity Tier 1	5.1
Common Equity Tier 1 (Fully Phased-In) at September 30, 2015	$141.8

Table 51 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the nine months ended September 30, 2015.

Table 51: Analysis of Changes in Basel III RWAs
(in billions)	Advanced Approach	Standardized Approach
Basel III RWAs (General Approach) at December 31, 2014	$1,242.5	1,242.5
Effect of changes in rules	68.0	62.9
Basel III RWAs (Fully Phased-In) at December 31, 2014	1,310.5	1,305.4
Net change in credit risk RWAs	(5.7)	35.1
Net change in market risk RWAs	(8.7)	(8.7)
Net change in operational risk RWAs	16.1	N/A
Total change in RWAs	1.7	26.4
Basel III RWAs (Fully Phased-In) at September 30, 2015	1,312.2	1,331.8
Effect of Transition Requirements	(18.3)	(17.4)
Basel III RWAs (Transition Requirements) at September 30, 2015	$1,293.9	1,314.4

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The SLR consists of Tier 1 capital under Basel III divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted from Tier 1 capital. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a SLR of at least 5.0% (comprised of the 3.0% minimum requirement and a supplementary leverage buffer of 2.0%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a SLR of 6.0% under applicable regulatory capital adequacy guidelines. In September 2014, federal banking regulators finalized additional changes to the SLR requirements to implement revisions to the Basel III leverage framework finalized by the BCBS in January 2014. These additional changes, among other things, modify the methodology for including off- balance sheet items, including credit derivatives, repo-style transactions and lines of credit, in the denominator of the SLR, and will become effective on January 1, 2018. At September 30, 2015, our SLR for the Company was 7.8% assuming full phase-in of the Basel III Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. The fully phased-in SLR is considered a non-GAAP financial measure that is used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s leverage exposure. See Table 52 for information regarding the calculation and components of the SLR.

Table 52: Basel III Fully Phased-In SLR
(in billions)	September 30, 2015
Tier 1 capital	$162.2
Total average assets	1,746.4
Less: deductions from Tier 1 capital	29.6
Total adjusted average assets	1,716.8
Adjustments:
Derivative exposures	55.6
Repo-style transactions	7.6
Other off-balance sheet exposures	286.6
Total adjustments	349.8
Total leverage exposure	$2,066.6
Supplementary leverage ratio	7.8%
OTHER REGULATORY CAPITAL MATTERS In October 2015, the FRB proposed rules to address the amount of equity and unsecured long-term debt a U.S. G-SIB must hold to improve its resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). Under the proposed rules, U.S. G-SIBs would be required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18% of RWAs and (ii) 9.5% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs would be required to maintain a TLAC buffer equal to 2.5% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer that would be added to the 18% minimum in order to avoid restrictions on capital distributions and discretionary bonus payments. The proposed rules would also require U.S. G-SIBs to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.0% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method two and (ii) 4.5% of the total leverage exposure. In addition, the proposed rules would impose certain restrictions on the operations and liabilities of the top-tier or covered BHC in order to further facilitate an orderly resolution, including bans on the issuance of short-term debt to external investors and on entering into derivatives and certain other types of financial contracts with external counterparties. The proposed rules will be open for comments until February 1, 2016. We are currently evaluating the impact this proposal will have on our consolidated financial statements.
In addition, as discussed in the “Risk Management - Asset/ Liability Management - Liquidity and Funding” section in this Report, a final rule regarding the U.S. implementation of the Basel III LCR was issued by the FRB, OCC and FDIC in September 2014.

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
In addition to CCAR, federal banking regulators also require stress tests to evaluate whether an institution has sufficient

Capital Management (continued)

capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. In October 2014, the FRB finalized rules amending the existing capital plan and stress testing rules to move the start date of capital plan and stress testing cycles to the first and third quarters of each year beginning in 2016 and to limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we completed a mid-cycle stress test based on data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB and disclosed a summary of the results in July 2015.

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
In March 2014, the Board authorized the repurchase of 350 million shares of our common stock. At September 30, 2015, we had remaining authority to repurchase approximately 104 million shares, subject to regulatory and legal conditions. For more information about share repurchases during third quarter 2015, see Part II, Item 2 in this Report.

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
In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which began occurring in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At September 30, 2015, there were 34,817,132 warrants outstanding, exercisable at $33.942 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Regulatory Reform
Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.
The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Reform” and “Risk Factors” sections of our 2014 Form 10-K and the "Regulatory Reform" section of our 2015 First and Second Quarter Reports on Form 10-Q.

REGULATION OF SWAPS AND OTHER DERIVATIVES ACTIVITIES The Dodd-Frank Act established a comprehensive framework for regulating over-the-counter derivatives and authorized the Commodity Futures Trading Commission
(CFTC) and the SEC to regulate swaps and security-based swaps, respectively. The CFTC and SEC jointly adopted new rules and interpretations that established the compliance dates for many of their rules implementing the new regulatory framework, including provisional registration of our national bank subsidiary, Wells Fargo Bank, N.A., as a swap dealer, which occurred at the end of 2012. In addition, the CFTC has adopted final rules that, among other things, require extensive regulatory and public reporting of swaps, require certain swaps to be centrally cleared and traded on exchanges or other multilateral platforms, and require swap dealers to comply with comprehensive internal and external business conduct standards. In October 2015, federal regulators also approved a final rule requiring certain margin and capital requirements for swaps not centrally cleared. All of these rules, as well as others being considered by regulators in other jurisdictions, may negatively impact customer demand for over-the-counter derivatives and may increase our costs for engaging in swaps and other derivatives activities.

DEPOSIT INSURANCE ASSESSMENTS Our subsidiary banks, including Wells Fargo Bank, N.A., are members of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of our banks up to prescribed limits for each depositor and funds the DIF through assessments on member insured depository institutions.
The Dodd-Frank Act provided the FDIC greater discretion to manage the DIF, changed the assessment base from domestic deposits to consolidated average assets less average tangible equity, and mandated a minimum Designated Reserve Ratio (reserve ratio or DRR) of 1.35%. In October 2010, the FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act, and, in October 2015, issued a proposed rule to meet this DRR level. The proposed rule would impose on insured depository institutions with $10 billion or more in assets, such as Wells Fargo, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The proposed surcharge would be in addition to the base assessments paid by the affected institutions and could significantly increase the overall amount of their deposit insurance assessments. The FDIC Board has also finalized a comprehensive, long-range plan for DIF management, whereby the FDIC Board set the DRR at 2%.

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
Accounting Standards Update (ASU or Update) 2015-16 - Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
The Update eliminates the requirement for companies to retrospectively adjust initial amounts recognized in business combinations when the accounting is incomplete at the acquisition date. Under the new guidance, companies should record adjustments in the same reporting period in which the amounts are determined.

The Update is effective for us in first quarter 2016 with prospective application. Early adoption is permitted. We may early adopt but do not expect this Update to have a material impact on our consolidated financial statements.

ASU 2015-07 - Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)	The Update eliminates the disclosure requirement to categorize investments within the fair value hierarchy that are measured at fair value using net asset value as a practical expedient.
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

The Update is effective for us in first quarter 2016 with retrospective application. Early adoption is permitted. The Update will not have a material impact on our consolidated financial statements since it is limited to a reclassification on our balance sheet.

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

ASU 2014-16 - Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity
The Update clarifies that the nature of host contracts in hybrid financial instruments that are issued in share form should be determined based on the entire instrument, including the embedded derivative.
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

In August 2015, the FASB issued ASU 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date), which defers the effective date of ASU 2014-09 to first quarter 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in first quarter 2017. We are evaluating the impact the Update will have on our consolidated financial statements.

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

•
our ability to realize our efficiency ratio target as part of our expense management initiatives, including as a result of business and economic cyclicality, seasonality, changes in our business composition and operating environment, growth in our businesses and/or acquisitions, and

Forward-Looking Statements (continued)

unexpected expenses relating to, among other things, litigation and regulatory matters;

•
the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;

•
significant turbulence or a disruption in the capital or financial markets, which could result in, among other things, reduced investor demand for mortgage loans, a reduction in the availability of funding or increased funding costs, and declines in asset values and/or recognition of other-than-temporary impairment on securities held in our investment securities portfolio;

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2015, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Interest income
Trading assets	$485	427	1,413	1,208
Investment securities	2,289	2,066	6,614	6,288
Mortgages held for sale	223	215	609	580
Loans held for sale	4	50	14	53
Loans	9,216	8,963	27,252	26,561
Other interest income	228	243	732	679
Total interest income	12,445	11,964	36,634	35,369
Interest expense
Deposits	232	273	722	827
Short-term borrowings	12	15	51	41
Long-term debt	655	629	1,879	1,868
Other interest expense	89	106	269	286
Total interest expense	988	1,023	2,921	3,022
Net interest income	11,457	10,941	33,713	32,347
Provision for credit losses	703	368	1,611	910
Net interest income after provision for credit losses	10,754	10,573	32,102	31,437
Noninterest income
Service charges on deposit accounts	1,335	1,311	3,839	3,809
Trust and investment fees	3,570	3,554	10,957	10,575
Card fees	953	875	2,754	2,506
Other fees	1,099	1,090	3,284	3,225
Mortgage banking	1,589	1,633	4,841	4,866
Insurance	376	388	1,267	1,273
Net gains (losses) from trading activities	(26)	168	515	982
Net gains on debt securities (1)	147	253	606	407
Net gains from equity investments (2)	920	712	1,807	2,008
Lease income	189	137	476	399
Other	266	151	412	507
Total noninterest income	10,418	10,272	30,758	30,557
Noninterest expense
Salaries	4,035	3,914	11,822	11,437
Commission and incentive compensation	2,604	2,527	7,895	7,388
Employee benefits	821	931	3,404	3,473
Equipment	459	457	1,423	1,392
Net occupancy	728	731	2,161	2,195
Core deposit and other intangibles	311	342	935	1,032
FDIC and other deposit assessments	245	229	715	697
Other	3,196	3,117	9,020	8,776
Total noninterest expense	12,399	12,248	37,375	36,390
Income before income tax expense	8,773	8,597	25,485	25,604
Income tax expense	2,790	2,642	7,832	7,788
Net income before noncontrolling interests	5,983	5,955	17,653	17,816
Less: Net income from noncontrolling interests	187	226	334	468
Wells Fargo net income	$5,796	5,729	17,319	17,348
Less: Preferred stock dividends and other	353	321	1,052	909
Wells Fargo net income applicable to common stock	$5,443	5,408	16,267	16,439
Per share information
Earnings per common share	$1.06	1.04	3.16	3.13
Diluted earnings per common share	1.05	1.02	3.12	3.08
Dividends declared per common share	0.375	0.35	1.10	1.00
Average common shares outstanding	5,125.8	5,225.9	5,145.9	5,252.2
Diluted average common shares outstanding	5,193.8	5,310.4	5,220.3	5,339.2

(1)
Total other-than-temporary impairment (OTTI) losses were $70 million and $10 million for third quarter 2015 and 2014, respectively. Of total OTTI, losses of $73 million and $15 million were recognized in earnings, and reversal of losses of $(3) million and $(5) million were recognized as non-credit-related OTTI in other comprehensive income for third quarter 2015 and 2014, respectively. Total other-than-temporary impairment losses (reversal of losses) were $73 million and $(1) million for nine months ended 2015 and 2014, respectively. Of total OTTI, losses of $123 million and $35 million were recognized in earnings, and reversal of losses of $(50) million and $(36) million were recognized as non-credit-related OTTI in other comprehensive income for nine months ended 2015 and 2014, respectively.

(2)	Includes OTTI losses of $67 million and $40 million for third quarter 2015 and 2014, respectively, and $185 million and $237 million for nine months ended 2015 and 2014, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2015	2014	2015	2014
Wells Fargo net income	$5,796	5,729	17,319	17,348
Other comprehensive income (loss), before tax:
Investment securities:
Net unrealized gains (losses) arising during the period	(441)	(944)	(2,017)	3,866
Reclassification of net gains to net income	(439)	(661)	(957)	(1,205)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	1,769	(34)	2,233	222
Reclassification of net gains on cash flow hedges to net income	(293)	(127)	(795)	(348)
Defined benefit plans adjustments:
Net actuarial losses arising during the period	—	—	(11)	(12)
Amortization of net actuarial loss, settlements and other to net income	30	18	103	56
Foreign currency translation adjustments:
Net unrealized losses arising during the period	(59)	(32)	(104)	(32)
Reclassification of net losses to net income	—	—	—	6
Other comprehensive income (loss), before tax	567	(1,780)	(1,548)	2,553
Income tax (expense) benefit related to other comprehensive income	(268)	560	544	(1,087)
Other comprehensive income (loss), net of tax	299	(1,220)	(1,004)	1,466
Less: Other comprehensive income (loss) from noncontrolling interests	(22)	(221)	125	(266)
Wells Fargo other comprehensive income (loss), net of tax	321	(999)	(1,129)	1,732
Wells Fargo comprehensive income	6,117	4,730	16,190	19,080
Comprehensive income from noncontrolling interests	165	5	459	202
Total comprehensive income	$6,282	4,735	16,649	19,282

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Sep 30, 2015	Dec 31, 2014
Assets	(Unaudited)
Cash and due from banks	$17,395	19,571
Federal funds sold, securities purchased under resale agreements and other short-term investments	254,811	258,429
Trading assets	73,894	78,255
Investment securities:
Available-for-sale, at fair value	266,406	257,442
Held-to-maturity, at cost (fair value $80,119 and $56,359)	78,668	55,483
Mortgages held for sale (includes $17,627 and $15,565 carried at fair value) (1)	21,840	19,536
Loans held for sale (includes $0 and $1 carried at fair value) (1)	430	722
Loans (includes $5,529 and $5,788 carried at fair value) (1)	903,233	862,551
Allowance for loan losses	(11,659)	(12,319)
Net loans	891,574	850,232
Mortgage servicing rights:
Measured at fair value	11,778	12,738
Amortized	1,277	1,242
Premises and equipment, net	8,800	8,743
Goodwill	25,684	25,705
Other assets (includes $2,745 and $2,512 carried at fair value) (1)	98,708	99,057
Total assets (2)	$1,751,265	$1,687,155
Liabilities
Noninterest-bearing deposits	$339,761	321,963
Interest-bearing deposits	862,418	846,347
Total deposits	1,202,179	1,168,310
Short-term borrowings	88,069	63,518
Accrued expenses and other liabilities	81,700	86,122
Long-term debt	185,274	183,943
Total liabilities (3)	1,557,222	1,501,893
Equity
Wells Fargo stockholders' equity:
Preferred stock	22,424	19,213
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,998	60,537
Retained earnings	117,593	107,040
Cumulative other comprehensive income	2,389	3,518
Treasury stock – 373,337,506 shares and 311,462,276 shares	(17,899)	(13,690)
Unearned ESOP shares	(1,590)	(1,360)
Total Wells Fargo stockholders' equity	193,051	184,394
Noncontrolling interests	992	868
Total equity	194,043	185,262
Total liabilities and equity	$1,751,265	$1,687,155

(1)	Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)
Our consolidated assets at September 30, 2015, and December 31, 2014, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $149 million and $117 million; Trading assets, $1 million and $0 million; Investment securities, $530 million and $875 million; Net loans, $5.0 billion and $4.5 billion; Other assets, $279 million and $316 million; and Total assets, $6.0 billion and $5.8 billion, respectively.

(3)
Our consolidated liabilities at September 30, 2015, and December 31, 2014, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Accrued expenses and other liabilities, $61 million and $49 million; Long-term debt, $1.4 billion and $1.6 billion; and Total liabilities, $1.4 billion and $1.7 billion, respectively.

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
Common stock warrants repurchased/exercised
Preferred stock issued	112,000	2,800
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	423,935	3,112	(42,154,214)	—
Balance September 30, 2014	11,305,130	$19,379	5,215,008,491	$9,136
Balance January 1, 2015	11,138,818	$19,213	5,170,349,198	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			63,017,857
Common stock repurchased (1)			(136,363,436)
Preferred stock issued to ESOP	826,598	826
Preferred stock released by ESOP
Preferred stock converted to common shares	(616,066)	(615)	11,470,349
Common stock warrants repurchased/exercised
Preferred stock issued	120,000	3,000
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	330,532	3,211	(61,875,230)	—
Balance September 30, 2015	11,469,350	$22,424	5,108,473,968	$9,136

(1)
We had no unsettled private share repurchase contracts at September 30, 2015. For the first nine months of 2014, includes $1.0 billion related to a private forward repurchase transaction entered into in third quarter 2014 that settled in fourth quarter 2014 for 19.8 million shares of common stock.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,296	92,361	1,386	(8,104)	(1,200)	170,142	866	171,008
	17,348				17,348	468	17,816
		1,732			1,732	(266)	1,466
(1)					(1)	(559)	(560)
(198)			2,173		1,975		1,975
(500)			(5,969)		(6,469)		(6,469)
108				(1,325)	—		—
(80)				985	905		905
217			688		—		—
					—		—
(25)					2,775		2,775
56	(5,307)				(5,251)		(5,251)
	(908)				(908)		(908)
378					378		378
682					682		682
(833)			6		(827)		(827)
(196)	11,133	1,732	(3,102)	(340)	12,339	(357)	11,982
60,100	103,494	3,118	(11,206)	(1,540)	182,481	509	182,990
60,537	107,040	3,518	(13,690)	(1,360)	184,394	868	185,262
	17,319				17,319	334	17,653
		(1,129)			(1,129)	125	(1,004)
3					3	(335)	(332)
(381)			2,715		2,334		2,334
750			(7,473)		(6,723)		(6,723)
74				(900)	—		—
(55)				670	615		615
81			534		—		—
(49)					(49)		(49)
(28)					2,972		2,972
48	(5,711)				(5,663)		(5,663)
	(1,055)				(1,055)		(1,055)
431					431		431
640					640		640
(1,053)			15		(1,038)		(1,038)
461	10,553	(1,129)	(4,209)	(230)	8,657	124	8,781
60,998	117,593	2,389	(17,899)	(1,590)	193,051	992	194,043

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended Sep 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income before noncontrolling interests	$17,653	17,816
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,611	910
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	585	884
Depreciation, amortization and accretion	2,396	1,933
Other net gains	(4,176)	(2,216)
Stock-based compensation	1,525	1,525
Excess tax benefits related to stock incentive compensation	(431)	(378)
Originations of MHFS	(138,204)	(109,288)
Proceeds from sales of and principal collected on mortgages originated for sale	101,083	89,626
Proceeds from sales of and principal collected on LHFS	7	206
Purchases of LHFS	(28)	(131)
Net change in:
Trading assets	40,300	12,246
Deferred income taxes	(2,421)	669
Accrued interest receivable	(643)	(548)
Accrued interest payable	79	238
Other assets	(562)	(7,182)
Other accrued expenses and liabilities	1,027	8,354
Net cash provided by operating activities	19,801	14,664
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	3,453	(45,281)
Available-for-sale securities:
Sales proceeds	15,959	2,575
Prepayments and maturities	23,681	28,509
Purchases	(56,526)	(24,539)
Held-to-maturity securities:
Paydowns and maturities	4,278	4,251
Purchases	(22,823)	(33,049)
Nonmarketable equity investments:
Sales proceeds	2,904	2,291
Purchases	(1,083)	(2,408)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(40,372)	(42,805)
Proceeds from sales (including participations) of loans held for investment	8,898	13,926
Purchases (including participations) of loans	(12,710)	(3,998)
Principal collected on nonbank entities’ loans	7,448	9,577
Loans originated by nonbank entities	(9,586)	(9,489)
Net cash paid for acquisitions	—	(174)
Proceeds from sales of foreclosed assets and short sales	5,769	5,995
Net cash from purchases and sales of MSRs	(96)	(119)
Other, net	(1,627)	(537)
Net cash used by investing activities	(72,433)	(95,275)
Cash flows from financing activities:
Net change in:
Deposits	34,107	51,448
Short-term borrowings	24,551	7,542
Long-term debt:
Proceeds from issuance	24,495	38,362
Repayment	(24,104)	(9,872)
Preferred stock:
Proceeds from issuance	2,972	2,775
Cash dividends paid	(1,063)	(928)
Common stock:
Proceeds from issuance	1,454	1,376
Repurchased	(6,723)	(6,469)
Cash dividends paid	(5,529)	(5,134)
Excess tax benefits related to stock incentive compensation	431	378
Net change in noncontrolling interests	(191)	(846)
Other, net	56	92
Net cash provided by financing activities	50,456	78,724
Net change in cash and due from banks	(2,176)	(1,887)
Cash and due from banks at beginning of period	19,571	19,919
Cash and due from banks at end of period	$17,395	18,032
Supplemental cash flow disclosures:
Cash paid for interest	$2,842	2,784
Cash paid for income taxes	9,270	6,254

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K). There were no material changes to these policies in first nine months of 2015. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5 (Loans and Allowance for Credit Losses)), valuations of residential mortgage servicing rights (MSRs) (Note 7 (Securitizations and Variable Interest Entities) and Note 8 (Mortgage Banking Activities)) and financial instruments (Note 13 (Fair Values of Assets and Liabilities)), and income taxes. Actual results could differ from those estimates.
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
We had no unsettled private share repurchase contracts at September 30, 2015. At September 30, 2014, we had a $1.0 billion private repurchase contract outstanding that settled in fourth quarter 2014 for 19.8 million shares of common stock.

SUPPLEMENTAL CASH FLOW INFORMATION  Significant noncash activities are presented below.

	Nine months ended September 30,
(in millions)	2015	2014
Trading assets retained from securitization of MHFS	$34,994	18,717
Transfers from loans to MHFS	7,219	9,035
Transfers from loans to LHFS	90	9,842
Transfers from loans to foreclosed and other assets	2,471	3,228
Transfers from available-for-sale to held-to-maturity securities	4,972	—

SUBSEQUENT EVENTS  We have evaluated the effects of events that have occurred subsequent to September 30, 2015, and there have been no material events that would require recognition in our third quarter 2015 consolidated financial statements or disclosure in the Notes to the consolidated financial statements, except for a business acquisition announced on October 13, 2015, as discussed in Note 2 (Business Combinations).

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
We completed no acquisitions of businesses during the nine months ended 2015. We had two acquisitions pending as of September 30, 2015. The first pending acquisition involves a small investment intermediary and is expected to close during fourth quarter 2015. The second pending acquisition is the purchase of GE Railcar Services from GE Capital, which involves 77,000 railcars and 1,000 locomotives as well as associated operating and long-term leases. Additionally, on October 13, 2015, we announced an agreement to purchase GE Capital’s Commercial Distribution Finance and Vendor Finance businesses, as well as certain commercial loans and leases from their Corporate Finance business. The acquisition involves total assets of approximately $32 billion. Both GE Capital transactions are expected to close in first quarter 2016.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments
The following table provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. The majority of interest-earning deposits at September 30, 2015 and December 31, 2014, were held at the Federal Reserve.

(in millions)	Sep 30, 2015	Dec 31, 2014
Federal funds sold and securities purchased under resale agreements	$44,894	36,856
Interest-earning deposits	207,496	219,220
Other short-term investments	2,421	2,353
Total	$254,811	258,429

As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $2.5 billion and $2.6 billion as of September 30, 2015 and December 31, 2014, respectively.
We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $19.7 billion and $14.9 billion at September 30, 2015 and December 31, 2014 , respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section of Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4: Investment Securities
The following table provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after-tax basis as a component of cumulative OCI.

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$35,049	384	(10)	35,423
Securities of U.S. states and political subdivisions	49,497	1,013	(1,087)	49,423
Mortgage-backed securities:
Federal agencies	102,660	2,730	(367)	105,023
Residential	7,335	812	(19)	8,128
Commercial	14,424	354	(70)	14,708
Total mortgage-backed securities	124,419	3,896	(456)	127,859
Corporate debt securities	15,350	451	(311)	15,490
Collateralized loan and other debt obligations (1)	29,988	248	(182)	30,054
Other (2)	6,126	140	(50)	6,216
Total debt securities	260,429	6,132	(2,096)	264,465
Marketable equity securities:
Perpetual preferred securities	840	115	(15)	940
Other marketable equity securities	278	729	(6)	1,001
Total marketable equity securities	1,118	844	(21)	1,941
Total available-for-sale securities	261,547	6,976	(2,117)	266,406
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,653	1,333	(12)	45,974
Securities of U.S. states and political subdivisions	2,187	28	(3)	2,212
Federal agency mortgage-backed securities	26,828	194	(92)	26,930
Collateralized loans and other debt obligations (1)	1,405	—	(14)	1,391
Other (2)	3,595	17	—	3,612
Total held-to-maturity securities	78,668	1,572	(121)	80,119
Total	$340,215	8,548	(2,238)	346,525
December 31, 2014
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$25,898	44	(138)	25,804
Securities of U.S. states and political subdivisions	43,939	1,504	(499)	44,944
Mortgage-backed securities:
Federal agencies	107,850	2,990	(751)	110,089
Residential	8,213	1,080	(24)	9,269
Commercial	16,248	803	(57)	16,994
Total mortgage-backed securities	132,311	4,873	(832)	136,352
Corporate debt securities	14,211	745	(170)	14,786
Collateralized loan and other debt obligations (1)	25,137	408	(184)	25,361
Other (2)	6,251	295	(27)	6,519
Total debt securities	247,747	7,869	(1,850)	253,766
Marketable equity securities:
Perpetual preferred securities	1,622	148	(70)	1,700
Other marketable equity securities	284	1,694	(2)	1,976
Total marketable equity securities	1,906	1,842	(72)	3,676
Total available-for-sale securities	249,653	9,711	(1,922)	257,442
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	40,886	670	(8)	41,548
Securities of U.S. states and political subdivisions	1,962	27	—	1,989
Federal agency mortgage-backed securities	5,476	165	—	5,641
Collateralized loans and other debt obligations (1)	1,404	—	(13)	1,391
Other (2)	5,755	35	—	5,790
Total held-to-maturity securities	55,483	897	(21)	56,359
Total	$305,136	10,608	(1,943)	313,801

(1)
The available-for-sale portfolio includes collateralized debt obligations (CDOs) with a cost basis and fair value of $250 million and $316 million, respectively, at September 30, 2015, and $364 million and $500 million, respectively, at December 31, 2014. The held-to-maturity portfolio only includes collateralized loan obligations.

(2)
The “Other” category of available-for-sale securities mostly includes asset-backed securities collateralized by credit cards, student loans, home equity loans and auto leases or loans and cash. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by auto leases or loans and cash with both a cost basis and fair value of $2.2 billion at September 30, 2015, and $3.8 billion at December 31, 2014. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis and fair value of $1.4 billion at September 30, 2015, and cost basis of $1.9 billion and fair value of $2.0 billion at December 31, 2014.

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

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(4)	1,332	(6)	2,020	(10)	3,352
Securities of U.S. states and political subdivisions	(559)	19,812	(528)	6,242	(1,087)	26,054
Mortgage-backed securities:
Federal agencies	(173)	21,559	(194)	10,421	(367)	31,980
Residential	(13)	980	(6)	272	(19)	1,252
Commercial	(23)	4,034	(47)	2,030	(70)	6,064
Total mortgage-backed securities	(209)	26,573	(247)	12,723	(456)	39,296
Corporate debt securities	(179)	3,963	(132)	967	(311)	4,930
Collateralized loan and other debt obligations	(116)	18,075	(66)	4,375	(182)	22,450
Other	(27)	2,532	(23)	521	(50)	3,053
Total debt securities	(1,094)	72,287	(1,002)	26,848	(2,096)	99,135
Marketable equity securities:
Perpetual preferred securities	(1)	45	(14)	121	(15)	166
Other marketable equity securities	(6)	53	—	—	(6)	53
Total marketable equity securities	(7)	98	(14)	121	(21)	219
Total available-for-sale securities	(1,101)	72,385	(1,016)	26,969	(2,117)	99,354
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(12)	2,434	—	—	(12)	2,434
Securities of U.S. states and political subdivisions	(3)	454	—	—	(3)	454
Federal agency mortgage-backed securities	(92)	16,498	—	—	(92)	16,498
Collateralized loan and other debt obligations	(11)	1,158	(3)	233	(14)	1,391
Total held-to-maturity securities	(118)	20,544	(3)	233	(121)	20,777
Total	$(1,219)	92,929	(1,019)	27,202	(2,238)	120,131
December 31, 2014
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(16)	7,138	(122)	5,719	(138)	12,857
Securities of U.S. states and political subdivisions	(198)	10,228	(301)	3,725	(499)	13,953
Mortgage-backed securities:
Federal agencies	(16)	1,706	(735)	37,854	(751)	39,560
Residential	(18)	946	(6)	144	(24)	1,090
Commercial	(9)	2,202	(48)	1,532	(57)	3,734
Total mortgage-backed securities	(43)	4,854	(789)	39,530	(832)	44,384
Corporate debt securities	(102)	1,674	(68)	1,265	(170)	2,939
Collateralized loan and other debt obligations	(99)	12,755	(85)	3,958	(184)	16,713
Other	(23)	708	(4)	277	(27)	985
Total debt securities	(481)	37,357	(1,369)	54,474	(1,850)	91,831
Marketable equity securities:
Perpetual preferred securities	(2)	92	(68)	633	(70)	725
Other marketable equity securities	(2)	41	—	—	(2)	41
Total marketable equity securities	(4)	133	(68)	633	(72)	766
Total available-for-sale securities	(485)	37,490	(1,437)	55,107	(1,922)	92,597
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(8)	1,889	—	—	(8)	1,889
Collateralized loan and other debt obligations	(13)	1,391	—	—	(13)	1,391
Total held-to-maturity securities	(21)	3,280	—	—	(21)	3,280
Total	$(506)	40,770	(1,437)	55,107	(1,943)	95,877

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
For descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2014 Form 10-K. There have been no material changes to our methodologies for assessing impairment in the first nine months of 2015.
The following table shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by

Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $40 million and $2.6 billion, respectively, at September 30, 2015, and $25 million and $1.6 billion, respectively, at December 31, 2014. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(10)	3,352	—	—
Securities of U.S. states and political subdivisions	(1,042)	25,619	(45)	435
Mortgage-backed securities:
Federal agencies	(367)	31,980	—	—
Residential	(9)	722	(10)	530
Commercial	(45)	5,618	(25)	446
Total mortgage-backed securities	(421)	38,320	(35)	976
Corporate debt securities	(83)	2,952	(228)	1,978
Collateralized loan and other debt obligations	(181)	22,393	(1)	57
Other	(46)	2,761	(4)	292
Total debt securities	(1,783)	95,397	(313)	3,738
Perpetual preferred securities	(15)	166	—	—
Total available-for-sale securities	(1,798)	95,563	(313)	3,738
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(12)	2,434	—	—
Securities of U.S. states and political subdivisions	(3)	454	—	—
Federal agency mortgage-backed securities	(92)	16,498	—	—
Collateralized loan and other debt obligations	(14)	1,391	—	—
Total held-to-maturity securities	(121)	20,777	—	—
Total	$(1,919)	116,340	(313)	3,738
December 31, 2014
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(138)	12,857	—	—
Securities of U.S. states and political subdivisions	(459)	13,600	(40)	353
Mortgage-backed securities:
Federal agencies	(751)	39,560	—	—
Residential	—	139	(24)	951
Commercial	(24)	3,366	(33)	368
Total mortgage-backed securities	(775)	43,065	(57)	1,319
Corporate debt securities	(39)	1,807	(131)	1,132
Collateralized loan and other debt obligations	(172)	16,609	(12)	104
Other	(23)	782	(4)	203
Total debt securities	(1,606)	88,720	(244)	3,111
Perpetual preferred securities	(70)	725	—	—
Total available-for-sale securities	(1,676)	89,445	(244)	3,111
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(8)	1,889	—	—
Collateralized loan and other debt obligations	(13)	1,391	—	—
Total held-to-maturity securities	(21)	3,280	—	—
Total	$(1,697)	92,725	(244)	3,111

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

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2015
Available-for-sale securities (1):
Securities of U.S. Treasury and federal agencies	$35,423	1.50%	$128	0.72%	$30,972	1.46%	$4,323	1.82%	$—	—%
Securities of U.S. states and political subdivisions	49,423	5.71	2,386	1.72	7,767	2.05	3,165	5.21	36,105	6.80
Mortgage-backed securities:
Federal agencies	105,023	3.29	5	6.53	335	1.80	1,223	3.94	103,460	3.29
Residential	8,128	4.44	—	—	37	5.11	37	6.03	8,054	4.43
Commercial	14,708	5.18	—	—	61	2.66	—	—	14,647	5.19
Total mortgage-backed securities	127,859	3.58	5	6.53	433	2.21	1,260	4.01	126,161	3.58
Corporate debt securities	15,490	4.74	1,431	4.21	7,459	4.58	5,263	4.91	1,337	5.54
Collateralized loan and other debt obligations	30,054	2.02	—	—	786	0.79	12,365	1.91	16,903	2.15
Other	6,216	1.85	309	1.69	1,191	2.49	999	1.74	3,717	1.68
Total available-for-sale debt securities at fair value	$264,465	3.55%	$4,259	2.53%	$48,608	2.05%	$27,375	2.95%	$184,223	4.06%
December 31, 2014
Available-for-sale securities (1):					`
Securities of U.S. Treasury and federal agencies	$25,804	1.49%	$181	1.47%	$22,348	1.44%	$3,275	1.83%	$—	—%
Securities of U.S. states and political subdivisions	44,944	5.66	3,568	1.71	7,050	2.19	3,235	5.13	31,091	6.96
Mortgage-backed securities:
Federal agencies	110,089	3.27	—	—	276	2.86	1,011	3.38	108,802	3.27
Residential	9,269	4.50	—	—	9	4.81	83	5.63	9,177	4.49
Commercial	16,994	5.16	1	0.28	62	2.71	5	1.30	16,926	5.17
Total mortgage-backed securities	136,352	3.59	1	0.28	347	2.88	1,099	3.54	134,905	3.59
Corporate debt securities	14,786	4.90	600	4.32	7,634	4.54	5,209	5.30	1,343	5.70
Collateralized loan and other debt obligations	25,361	1.83	23	1.95	944	0.71	8,472	1.67	15,922	1.99
Other	6,519	1.79	274	1.55	1,452	2.56	1,020	1.32	3,773	1.64
Total available-for-sale debt securities at fair value	$253,766	3.60%	$4,647	2.03%	$39,775	2.20%	$22,310	3.12%	$187,034	3.99%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

The following table shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2015
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,653	2.12%	$—	—%	$—	—%	$44,653	2.12%	$—	—%
Securities of U.S. states and political subdivisions	2,187	5.73	—	—	—	—	99	7.32	2,088	5.65
Federal agency mortgage-backed securities	26,828	3.47	—	—	—	—	—	—	26,828	3.47
Collateralized loan and other debt obligations	1,405	2.01	—	—	—	—	—	—	1,405	2.01
Other	3,595	1.61	—	—	2,560	1.68	1,035	1.43	—	—
Total held-to-maturity debt securities at amortized cost	$78,668	2.66%	$—	—%	$2,560	1.68%	$45,787	2.11%	$30,321	3.56%
December 31, 2014
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$40,886	2.12%	$—	—%	$—	—%	$40,886	2.12%	$—	—%
Securities of U.S. states and political subdivisions	1,962	5.60	—	—%	—	—	9	6.60	1,953	5.59
Federal agency mortgage-backed securities	5,476	3.89	—	—%	—	—	—	—	5,476	3.89
Collateralized loan and other debt obligations	1,404	1.96	—	—	—	—	—	—	1,404	1.96
Other	5,755	1.64	192	1.61	4,214	1.72	1,349	1.41	—	—
Total held-to-maturity debt securities at amortized cost	$55,483	2.37%	$192	1.61%	$4,214	1.72%	$42,244	2.10%	$8,833	3.96%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

The following table shows the fair value of held-to-maturity debt securities by contractual maturity.

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
September 30, 2015
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,974	—	—	45,974	—
Securities of U.S. states and political subdivisions	2,212	—	—	100	2,112
Federal agency mortgage-backed securities	26,930	—	—	—	26,930
Collateralized loan and other debt obligations	1,391	—	—	—	1,391
Other	3,612	—	2,572	1,040	—
Total held-to-maturity debt securities at fair value	$80,119	—	2,572	47,114	30,433
December 31, 2014
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$41,548	—	—	41,548	—
Securities of U.S. states and political subdivisions	1,989	—	—	9	1,980
Federal agency mortgage-backed securities	5,641	—	—	—	5,641
Collateralized loan and other debt obligations	1,391	—	—	—	1,391
Other	5,790	193	4,239	1,358	—
Total held-to-maturity debt securities at fair value	$56,359	193	4,239	42,915	9,012

Note 4: Investment Securities (continued)

Realized Gains and Losses
The following table shows the gross realized gains and losses on sales and OTTI write-downs related to the available-for-sale securities portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 (Other Assets)).

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2015	2014	2015	2014
Gross realized gains	$530	675	1,133	1,220
Gross realized losses	(21)	(4)	(57)	(9)
OTTI write-downs	(74)	(15)	(125)	(37)
Net realized gains from available-for-sale securities	435	656	951	1,174
Net realized gains from nonmarketable equity investments	632	309	1,462	1,241
Net realized gains from debt securities and equity investments	$1,067	965	2,413	2,415

Other-Than-Temporary Impairment
The following table shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities, marketable equity securities and nonmarketable equity investments. There were no OTTI write-downs on held-to-maturity securities during the first nine months of 2015 and 2014.

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2015	2014	2015	2014
OTTI write-downs included in earnings
Debt securities:
Securities of U.S. states and political subdivisions	$2	3	18	5
Mortgage-backed securities:
Residential	9	11	43	21
Commercial	3	1	3	7
Corporate debt securities	59	—	59	—
Collateralized loan and other debt obligations	—	—	—	2
Total debt securities	73	15	123	35
Equity securities:
Marketable equity securities:
Other marketable equity securities	1	—	2	2
Total marketable equity securities	1	—	2	2
Total investment securities	74	15	125	37
Nonmarketable equity investments	66	40	183	235
Total OTTI write-downs included in earnings	$140	55	308	272

Other-Than-Temporarily Impaired Debt Securities
The following table shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2015	2014	2015	2014
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$70	14	109	30
Intent-to-sell OTTI	3	1	14	5
Total recorded as part of gross realized losses	73	15	123	35
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	—	1	(1)	2
Residential mortgage-backed securities	(6)	(6)	(37)	(19)
Commercial mortgage-backed securities	2	—	(13)	(19)
Corporate debt securities	1	—	1	—
Total changes to OCI for non-credit-related OTTI	(3)	(5)	(50)	(36)
Total OTTI losses (reversal of losses) recorded on debt securities	$70	10	73	(1)

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

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2015	2014	2015	2014
Credit loss recognized, beginning of period	$993	1,107	1,025	1,171
Additions:
For securities with initial credit impairments	64	2	64	5
For securities with previous credit impairments	6	12	45	25
Total additions	70	14	109	30
Reductions:
For securities sold, matured, or intended/required to be sold	(23)	(87)	(89)	(156)
For recoveries of previous credit impairments (1)	(1)	(4)	(6)	(15)
Total reductions	(24)	(91)	(95)	(171)
Credit loss recognized, end of period	$1,039	1,030	1,039	1,030

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5: Loans and Allowance for Credit Losses (continued)

Note 5: Loans and Allowance for Credit Losses
The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $3.8 billion and $4.5 billion at September 30, 2015, and December 31, 2014, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.

(in millions)	Sep 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$292,234	271,795
Real estate mortgage	121,252	111,996
Real estate construction	21,710	18,728
Lease financing	12,142	12,307
Total commercial	447,338	414,826
Consumer:
Real estate 1-4 family first mortgage	271,311	265,386
Real estate 1-4 family junior lien mortgage	54,592	59,717
Credit card	32,286	31,119
Automobile	59,164	55,740
Other revolving credit and installment	38,542	35,763
Total consumer	455,895	447,725
Total loans	$903,233	862,551

Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. The following table presents total commercial foreign loans outstanding by class of financing receivable.

(in millions)	Sep 30, 2015	Dec 31, 2014
Commercial foreign loans:
Commercial and industrial	$46,380	44,707
Real estate mortgage	8,662	4,776
Real estate construction	396	218
Lease financing	279	336
Total commercial foreign loans	$55,717	50,037

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

	2015			2014
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases (1)	$1,818	29	1,847	1,214	—	1,214
Sales	(286)	(130)	(416)	(1,270)	(40)	(1,310)
Transfers to MHFS/LHFS (1)	(39)	(7)	(46)	(14)	2	(12)
Nine months ended September 30,
Purchases (1)	$12,648	340	12,988	3,751	168	3,919
Sales	(649)	(160)	(809)	(4,869)	(115)	(4,984)
Transfers to MHFS/LHFS (1)	(91)	(14)	(105)	(73)	(9,776)	(9,849)

(1)
The “Purchases” and “Transfers to MHFS/LHFS" categories exclude activity in government insured/guaranteed real estate 1-4 family first mortgage loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools. These loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Accordingly, these loans have limited impact on the allowance for loan losses. On a net basis, such purchases net of transfers to MHFS were $145 million and $807 million for third quarter 2015 and 2014, respectively and $1.0 billion each for the first nine months of 2015 and 2014, respectively.

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $75 billion at September 30, 2015 and $87 billion at December 31, 2014.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At both September 30, 2015, and December 31, 2014, we had $1.2 billion of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.
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

(in millions)	Sep 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$292,137	278,093
Real estate mortgage	7,387	6,134
Real estate construction	16,817	15,587
Lease financing	—	3
Total commercial	316,341	299,817
Consumer:
Real estate 1-4 family first mortgage	36,411	32,055
Real estate 1-4 family junior lien mortgage	43,736	45,492
Credit card	99,442	95,062
Other revolving credit and installment	27,260	24,816
Total consumer	206,849	197,425
Total unfunded credit commitments	$523,190	497,242

Note 5: Loans and Allowance for Credit Losses (continued)

Allowance for Credit Losses
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$12,614	13,834	13,169	14,971
Provision for credit losses	703	368	1,611	910
Interest income on certain impaired loans (1)	(48)	(52)	(150)	(163)
Loan charge-offs:
Commercial:
Commercial and industrial	(172)	(157)	(459)	(466)
Real estate mortgage	(9)	(11)	(48)	(47)
Real estate construction	—	(3)	(2)	(7)
Lease financing	(5)	(5)	(11)	(12)
Total commercial	(186)	(176)	(520)	(532)
Consumer:
Real estate 1-4 family first mortgage	(145)	(167)	(394)	(583)
Real estate 1-4 family junior lien mortgage	(159)	(202)	(501)	(671)
Credit card	(259)	(236)	(821)	(769)
Automobile	(186)	(192)	(531)	(515)
Other revolving credit and installment	(160)	(160)	(465)	(508)
Total consumer	(909)	(957)	(2,712)	(3,046)
Total loan charge-offs	(1,095)	(1,133)	(3,232)	(3,578)
Loan recoveries:
Commercial:
Commercial and industrial	50	90	192	290
Real estate mortgage	32	48	97	116
Real estate construction	8	61	25	108
Lease financing	2	1	6	6
Total commercial	92	200	320	520
Consumer:
Real estate 1-4 family first mortgage	83	53	182	162
Real estate 1-4 family junior lien mortgage	70	62	195	179
Credit card	43	35	123	126
Automobile	73	80	249	267
Other revolving credit and installment	31	35	102	114
Total consumer	300	265	851	848
Total loan recoveries	392	465	1,171	1,368
Net loan charge-offs (2)	(703)	(668)	(2,061)	(2,210)
Allowances related to business combinations/other	(4)	(1)	(7)	(27)
Balance, end of period	$12,562	13,481	12,562	13,481
Components:
Allowance for loan losses	$11,659	12,681	11,659	12,681
Allowance for unfunded credit commitments	903	800	903	800
Allowance for credit losses (3)	$12,562	13,481	12,562	13,481
Net loan charge-offs (annualized) as a percentage of average total loans (2)	0.31%	0.32	0.31	0.36
Allowance for loan losses as a percentage of total loans (3)	1.29	1.51	1.29	1.51
Allowance for credit losses as a percentage of total loans (3)	1.39	1.61	1.39	1.61

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.

(2)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

(3)
The allowance for credit losses includes $5 million and $11 million at September 30, 2015 and 2014, respectively, related to PCI loans acquired from Wachovia. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

			2015			2014
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$6,279	6,335	12,614	6,400	7,434	13,834
Provision for credit losses	348	355	703	(9)	377	368
Interest income on certain impaired loans	(3)	(45)	(48)	(5)	(47)	(52)

Loan charge-offs	(186)	(909)	(1,095)	(176)	(957)	(1,133)
Loan recoveries	92	300	392	200	265	465
Net loan charge-offs	(94)	(609)	(703)	24	(692)	(668)
Allowance related to business combinations/other	(4)	—	(4)	(1)	—	(1)
Balance, end of period	$6,526	6,036	12,562	6,409	7,072	13,481

Nine months ended September 30,
Balance, beginning of period	$6,377	6,792	13,169	6,103	8,868	14,971
Provision for credit losses	368	1,243	1,611	337	573	910
Interest income on certain impaired loans	(12)	(138)	(150)	(17)	(146)	(163)

Loan charge-offs	(520)	(2,712)	(3,232)	(532)	(3,046)	(3,578)
Loan recoveries	320	851	1,171	520	848	1,368
Net loan charge-offs	(200)	(1,861)	(2,061)	(12)	(2,198)	(2,210)
Allowance related to business combinations/other	(7)	—	(7)	(2)	(25)	(27)
Balance, end of period	$6,526	6,036	12,562	6,409	7,072	13,481

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
September 30, 2015
Collectively evaluated (1)	$5,802	3,646	9,448	442,865	415,492	858,357
Individually evaluated (2)	719	2,390	3,109	3,696	20,443	24,139
PCI (3)	5	—	5	777	19,960	20,737
Total	$6,526	6,036	12,562	447,338	455,895	903,233
December 31, 2014
Collectively evaluated (1)	$5,482	3,706	9,188	409,560	404,263	813,823
Individually evaluated (2)	884	3,086	3,970	3,759	21,649	25,408
PCI (3)	11	—	11	1,507	21,813	23,320
Total	$6,377	6,792	13,169	414,826	447,725	862,551

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/

combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than June 30, 2015. See the “Purchased Credit-Impaired Loans” section of this Note for credit quality information on our PCI portfolio.

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

The following table provides a breakdown of outstanding commercial loans by risk category. Of the $7.9 billion in criticized commercial real estate (CRE) loans at September 30, 2015, $1.3 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate loss exposure.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2015
By risk category:
Pass	$274,581	113,436	20,956	11,645	420,618
Criticized	17,582	7,210	654	497	25,943
Total commercial loans (excluding PCI)	292,163	120,646	21,610	12,142	446,561
Total commercial PCI loans (carrying value)	71	606	100	—	777
Total commercial loans	$292,234	121,252	21,710	12,142	447,338
December 31, 2014
By risk category:
Pass	$255,611	103,319	17,661	11,723	388,314
Criticized	16,109	7,416	896	584	25,005
Total commercial loans (excluding PCI)	271,720	110,735	18,557	12,307	413,319
Total commercial PCI loans (carrying value)	75	1,261	171	—	1,507
Total commercial loans	$271,795	111,996	18,728	12,307	414,826

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2015
By delinquency status:
Current-29 DPD and still accruing	$290,597	119,250	21,419	12,084	443,350
30-89 DPD and still accruing	482	247	40	29	798
90+ DPD and still accruing	53	24	—	—	77
Nonaccrual loans	1,031	1,125	151	29	2,336
Total commercial loans (excluding PCI)	292,163	120,646	21,610	12,142	446,561
Total commercial PCI loans (carrying value)	71	606	100	—	777
Total commercial loans	$292,234	121,252	21,710	12,142	447,338
December 31, 2014
By delinquency status:
Current-29 DPD and still accruing	$270,624	109,032	18,345	12,251	410,252
30-89 DPD and still accruing	527	197	25	32	781
90+ DPD and still accruing	31	16	—	—	47
Nonaccrual loans	538	1,490	187	24	2,239
Total commercial loans (excluding PCI)	271,720	110,735	18,557	12,307	413,319
Total commercial PCI loans (carrying value)	75	1,261	171	—	1,507
Total commercial loans	$271,795	111,996	18,728	12,307	414,826

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

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
September 30, 2015
By delinquency status:
Current-29 DPD	$221,267	53,329	31,519	57,880	38,156	402,151
30-59 DPD	2,209	344	249	989	162	3,953
60-89 DPD	811	181	165	220	109	1,486
90-119 DPD	392	115	136	71	84	798
120-179 DPD	448	145	216	4	18	831
180+ DPD	3,536	403	1	—	13	3,953
Government insured/guaranteed loans (1)	22,763	—	—	—	—	22,763
Total consumer loans (excluding PCI)	251,426	54,517	32,286	59,164	38,542	435,935
Total consumer PCI loans (carrying value)	19,885	75	—	—	—	19,960
Total consumer loans	$271,311	54,592	32,286	59,164	38,542	455,895
December 31, 2014
By delinquency status:
Current-29 DPD	$208,642	58,182	30,356	54,365	35,356	386,901
30-59 DPD	2,415	398	239	1,056	180	4,288
60-89 DPD	993	220	160	235	111	1,719
90-119 DPD	488	158	136	78	82	942
120-179 DPD	610	194	227	5	21	1,057
180+ DPD	4,258	464	1	1	13	4,737
Government insured/guaranteed loans (1)	26,268	—	—	—	—	26,268
Total consumer loans (excluding PCI)	243,674	59,616	31,119	55,740	35,763	425,912
Total consumer PCI loans (carrying value)	21,712	101	—	—	—	21,813
Total consumer loans	$265,386	59,717	31,119	55,740	35,763	447,725

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA. Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $12.6 billion at September 30, 2015, compared with $16.2 billion at December 31, 2014.

Of the $5.6 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at September 30, 2015, $795 million was accruing, compared with $6.7 billion past due and $873 million accruing at December 31, 2014.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $3.5 billion, or 1.4% of total first mortgages (excluding PCI), at September 30, 2015, compared with $4.3 billion, or 1.7%, at December 31, 2014.

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily security-based loans of $6.7 billion at September 30, 2015, and $5.9 billion at December 31, 2014.

Note 5: Loans and Allowance for Credit Losses (continued)

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
September 30, 2015
By updated FICO:
< 600	$9,459	3,163	2,799	8,945	918	25,284
600-639	7,210	2,484	2,760	6,633	1,069	20,156
640-679	13,416	4,806	5,128	10,003	2,337	35,690
680-719	24,678	8,176	6,540	10,871	4,396	54,661
720-759	37,147	11,327	6,673	8,149	5,943	69,239
760-799	91,670	16,802	5,386	7,687	8,296	129,841
800+	41,613	6,892	2,767	6,461	6,406	64,139
No FICO available	3,470	867	233	415	2,450	7,435
FICO not required	—	—	—	—	6,727	6,727
Government insured/guaranteed loans (1)	22,763	—	—	—	—	22,763
Total consumer loans (excluding PCI)	251,426	54,517	32,286	59,164	38,542	435,935
Total consumer PCI loans (carrying value)	19,885	75	—	—	—	19,960
Total consumer loans	$271,311	54,592	32,286	59,164	38,542	455,895
December 31, 2014
By updated FICO:
< 600	$11,166	4,001	2,639	8,825	894	27,525
600-639	7,866	2,794	2,588	6,236	1,058	20,542
640-679	13,894	5,324	4,931	9,352	2,366	35,867
680-719	24,412	8,970	6,285	9,994	4,389	54,050
720-759	35,490	12,171	6,407	7,475	5,896	67,439
760-799	82,123	17,897	5,234	7,315	7,673	120,242
800+	39,219	7,581	2,758	6,184	5,819	61,561
No FICO available	3,236	878	277	359	1,814	6,564
FICO not required	—	—	—	—	5,854	5,854
Government insured/guaranteed loans (1)	26,268	—	—	—	—	26,268
Total consumer loans (excluding PCI)	243,674	59,616	31,119	55,740	35,763	425,912
Total consumer PCI loans (carrying value)	21,712	101	—	—	—	21,813
Total consumer loans	$265,386	59,717	31,119	55,740	35,763	447,725

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

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

	September 30, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$108,005	15,861	123,866	95,719	15,603	111,322
60.01-80%	89,604	16,754	106,358	86,112	17,651	103,763
80.01-100%	22,671	11,899	34,570	25,170	14,004	39,174
100.01-120% (1)	4,604	5,817	10,421	6,133	7,254	13,387
> 120% (1)	2,182	3,155	5,337	2,856	4,058	6,914
No LTV/CLTV available	1,597	1,031	2,628	1,416	1,046	2,462
Government insured/guaranteed loans (2)	22,763	—	22,763	26,268	—	26,268
Total consumer loans (excluding PCI)	251,426	54,517	305,943	243,674	59,616	303,290
Total consumer PCI loans (carrying value)	19,885	75	19,960	21,712	101	21,813
Total consumer loans	$271,311	54,592	325,903	265,386	59,717	325,103

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  The following table provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

(in millions)	Sep 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$1,031	538
Real estate mortgage	1,125	1,490
Real estate construction	151	187
Lease financing	29	24
Total commercial (1)	2,336	2,239
Consumer:
Real estate 1-4 family first mortgage (2)	7,425	8,583
Real estate 1-4 family junior lien mortgage	1,612	1,848
Automobile	123	137
Other revolving credit and installment	41	41
Total consumer	9,201	10,609
Total nonaccrual loans (excluding PCI)	$11,537	12,848

(1)	Includes LHFS of $0 million at September 30, 2015 and $1 million at December 31, 2014.

(2)	Includes MHFS of $96 million and $177 million at September 30, 2015, and December 31, 2014, respectively.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $11.8 billion and $12.7 billion at September 30, 2015 and December 31, 2014, respectively, which included $6.4 billion and $6.6 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 5: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $3.2 billion at September 30, 2015, and $3.7 billion at December 31, 2014, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.

(in millions)	Sep 30, 2015	Dec 31, 2014
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$14,405	17,810
Less: FHA insured/guaranteed by the VA (1)(2)	13,500	16,827
Less: Student loans guaranteed under the FFELP (3)	33	63
Total, not government insured/guaranteed	$872	920
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$53	31
Real estate mortgage	24	16
Real estate construction	—	—
Total commercial	77	47
Consumer:
Real estate 1-4 family first mortgage (2)	216	260
Real estate 1-4 family junior lien mortgage (2)	61	83
Credit card	353	364
Automobile	66	73
Other revolving credit and installment	99	93
Total consumer	795	873
Total, not government insured/guaranteed	$872	920

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $421 million at September 30, 2015, and $452 million at December 31, 2014.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2014 Form 10-K.

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
September 30, 2015
Commercial:
Commercial and industrial	$2,090	1,416	1,209	252
Real estate mortgage	2,623	2,036	1,950	415
Real estate construction	343	214	195	44
Lease financing	42	30	30	8
Total commercial	5,098	3,696	3,384	719
Consumer:
Real estate 1-4 family first mortgage	20,055	17,508	11,393	1,816
Real estate 1-4 family junior lien mortgage	2,743	2,450	1,894	464
Credit card	307	307	307	95
Automobile	174	109	41	6
Other revolving credit and installment	76	69	62	9
Total consumer (2)	23,355	20,443	13,697	2,390
Total impaired loans (excluding PCI)	$28,453	24,139	17,081	3,109
December 31, 2014
Commercial:
Commercial and industrial	$1,524	926	757	240
Real estate mortgage	3,190	2,483	2,405	591
Real estate construction	491	331	308	45
Lease financing	33	19	19	8
Total commercial	5,238	3,759	3,489	884
Consumer:
Real estate 1-4 family first mortgage	21,324	18,600	12,433	2,322
Real estate 1-4 family junior lien mortgage	3,094	2,534	2,009	653
Credit card	338	338	338	98
Automobile	190	127	55	8
Other revolving credit and installment	60	50	42	5
Total consumer (2)	25,006	21,649	14,877	3,086
Total impaired loans (excluding PCI)	$30,244	25,408	18,366	3,970

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Periods ended September 30, 2015 and December 31, 2014 each include the recorded investment of $1.8 billion and $2.1 billion, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance.

Note 5: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $330 million and $341 million at September 30, 2015 and December 31, 2014, respectively.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$1,407	21	1,082	22	1,108	64	1,156	60
Real estate mortgage	2,109	34	2,856	42	2,241	108	3,043	107
Real estate construction	232	7	407	7	260	22	485	22
Lease financing	27	—	26	1	24	—	30	1
Total commercial	3,775	62	4,371	72	3,633	194	4,714	190
Consumer:
Real estate 1-4 family first mortgage	17,761	231	19,104	232	18,125	697	18,954	707
Real estate 1-4 family junior lien mortgage	2,467	34	2,555	36	2,499	103	2,552	107
Credit card	310	10	367	11	321	30	392	35
Automobile	111	3	144	4	118	11	161	15
Other revolving credit and installment	61	1	41	1	57	3	38	3
Total consumer	20,710	279	22,211	284	21,120	844	22,097	867
Total impaired loans (excluding PCI)	$24,485	341	26,582	356	24,753	1,038	26,811	1,057
Interest income:
Cash basis of accounting		$104		115		323		314
Other (1)		237		241		715		743
Total interest income		$341		356		1,038		1,057

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

At September 30, 2015, the loans in trial modification period were $129 million under HAMP, $35 million under 2MP and $257 million under proprietary programs, compared with $149 million, $34 million and $269 million at December 31, 2014, respectively. Trial modifications with a recorded investment of $147 million at September 30, 2015, and $167 million at December 31, 2014, were accruing loans and $274 million and $285 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.
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

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended September 30, 2015
Commercial:
Commercial and industrial	$3	11	487	501	58	1.66%	$11
Real estate mortgage	—	44	154	198	—	1.46	44
Real estate construction	—	1	9	10	—	1.00	1
Total commercial	3	56	650	709	58	1.48	56
Consumer:
Real estate 1-4 family first mortgage	114	98	514	726	11	2.51	188
Real estate 1-4 family junior lien mortgage	8	24	39	71	10	3.12	31
Credit card	—	41	—	41	—	11.48	41
Automobile	—	1	22	23	10	7.84	1
Other revolving credit and installment	—	7	1	8	—	5.85	7
Trial modifications (6)	—	—	(1)	(1)	—	—	—
Total consumer	122	171	575	868	31	4.06	268
Total	$125	227	1,225	1,577	89	3.61%	$324
Quarter ended September 30, 2014
Commercial:
Commercial and industrial	$—	9	176	185	3	1.29%	$9
Real estate mortgage	4	50	180	234	—	1.20	50
Real estate construction	—	2	31	33	—	2.15	2
Total commercial	4	61	387	452	3	1.25	61
Consumer:
Real estate 1-4 family first mortgage	115	113	682	910	15	2.34	209
Real estate 1-4 family junior lien mortgage	12	31	62	105	17	3.23	41
Credit card	—	38	—	38	—	11.59	38
Automobile	—	2	22	24	9	8.46	2
Other revolving credit and installment	—	3	6	9	—	5.22	3
Trial modifications (6)	—	—	28	28	—	—	—
Total consumer	127	187	800	1,114	41	3.73	293
Total	$131	248	1,187	1,566	44	3.30%	$354

Note 5: Loans and Allowance for Credit Losses (continued)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Nine months ended September 30, 2015
Commercial:
Commercial and industrial	$3	26	1,136	1,165	60	1.17%	$26
Real estate mortgage	4	114	734	852	1	1.55	114
Real estate construction	11	4	66	81	—	0.77	4
Total commercial	18	144	1,936	2,098	61	1.46	144
Consumer:
Real estate 1-4 family first mortgage	296	269	1,455	2,020	38	2.53	508
Real estate 1-4 family junior lien mortgage	25	65	129	219	30	3.17	86
Credit card	—	125	—	125	—	11.36	125
Automobile	1	3	66	70	27	8.59	3
Other revolving credit and installment	—	20	5	25	1	5.85	20
Trial modifications (6)	—	—	43	43	—	—	—
Total consumer	322	482	1,698	2,502	96	4.21	742
Total	$340	626	3,634	4,600	157	3.76%	$886
Nine months ended September 30, 2014
Commercial:
Commercial and industrial	$4	46	687	737	29	1.59%	$46
Real estate mortgage	7	143	748	898	—	1.22	143
Real estate construction	—	4	198	202	—	1.88	4
Total commercial	11	193	1,633	1,837	29	1.33	193
Consumer:
Real estate 1-4 family first mortgage	464	306	2,060	2,830	75	2.53	649
Real estate 1-4 family junior lien mortgage	42	90	199	331	50	3.27	126
Credit card	—	118	—	118	—	11.33	118
Automobile	2	4	65	71	26	8.87	4
Other revolving credit and installment	—	6	10	16	—	5.05	6
Trial modifications (6)	—	—	(87)	(87)	—	—	—
Total consumer	508	524	2,247	3,279	151	3.82	903
Total	$519	717	3,880	5,116	180	3.38%	$1,096

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $369 million and $464 million, for quarters ended September 30, 2015 and 2014, and $1.5 billion and $1.6 billion for the nine months ended 2015 and 2014, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $32 million and $34 million for the quarters ended September 30, 2015 and 2014, and $78 million and $126 million for the first nine months ended 2015 and 2014, respectively.

(5)
Reflects the effect of reduced interest rates on loans with an interest rate concession as one of their concession types, which includes loans reported as a principal primary modification type that also have an interest rate concession.

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

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Commercial:
Commercial and industrial	$12	33	58	63
Real estate mortgage	31	34	103	97
Real estate construction	—	1	2	4
Total commercial	43	68	163	164
Consumer:
Real estate 1-4 family first mortgage	49	91	143	248
Real estate 1-4 family junior lien mortgage	5	7	13	22
Credit card	12	13	39	39
Automobile	3	3	9	10
Other revolving credit and installment	1	—	3	—
Total consumer	70	114	207	319
Total	$113	182	370	483

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

(in millions)	Sep 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$71	75
Real estate mortgage	606	1,261
Real estate construction	100	171
Total commercial	777	1,507
Consumer:
Real estate 1-4 family first mortgage	19,885	21,712
Real estate 1-4 family junior lien mortgage	75	101
Total consumer	19,960	21,813
Total PCI loans (carrying value)	$20,737	23,320
Total PCI loans (unpaid principal balance)	$29,255	32,924

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

The change in the accretable yield related to PCI loans since the merger with Wachovia is presented in the following table.

(in millions)
Balance, December 31, 2008	$10,447
Addition of accretable yield due to acquisitions	132
Accretion into interest income (1)	(12,783)
Accretion into noninterest income due to sales (2)	(430)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	8,568
Changes in expected cash flows that do not affect nonaccretable difference (3)	11,856
Balance, December 31, 2014	17,790
Addition of accretable yield due to acquisitions	—
Accretion into interest income (1)	(1,102)
Accretion into noninterest income due to sales (2)	(28)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	31
Changes in expected cash flows that do not affect nonaccretable difference (3)	(34)
Balance, September 30, 2015	$16,657

Balance, June 30, 2015	$16,970
Addition of accretable yield due to acquisitions	—
Accretion into interest income (1)	(338)
Accretion into noninterest income due to sales (2)	—
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	1
Changes in expected cash flows that do not affect nonaccretable difference (3)	24
Balance, September 30, 2015	$16,657

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

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

(in millions)	Commercial	Pick-a-Pay	Other consumer	Total
December 31, 2008	$—	—	—	—
Provision for loan losses	1,629	—	104	1,733
Charge-offs	(1,618)	—	(104)	(1,722)
Balance, December 31, 2014	11	—	—	11
Provision for loan losses	6	—	—	6
Charge-offs	(12)	—	—	(12)
Balance, September 30, 2015	$5	—	—	5

Balance, June 30, 2015	$7	—	—	7
Provision for loan losses	1	—	—	1
Charge-offs	(3)	—	—	(3)
Balance, September 30, 2015	$5	—	—	5
COMMERCIAL PCI CREDIT QUALITY INDICATORS  The following table provides a breakdown of commercial PCI loans by risk category.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
September 30, 2015
By risk category:
Pass	$31	344	73	448
Criticized	40	262	27	329
Total commercial PCI loans	$71	606	100	777
December 31, 2014
By risk category:
Pass	$21	783	118	922
Criticized	54	478	53	585
Total commercial PCI loans	$75	1,261	171	1,507

Note 5: Loans and Allowance for Credit Losses (continued)

The following table provides past due information for commercial PCI loans.

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
September 30, 2015
By delinquency status:
Current-29 DPD and still accruing	$71	541	99	711
30-89 DPD and still accruing	—	4	—	4
90+ DPD and still accruing	—	61	1	62
Total commercial PCI loans	$71	606	100	777
December 31, 2014
By delinquency status:
Current-29 DPD and still accruing	$75	1,135	161	1,371
30-89 DPD and still accruing	—	48	5	53
90+ DPD and still accruing	—	78	5	83
Total commercial PCI loans	$75	1,261	171	1,507
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

	September 30, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$18,456	209	18,665	19,236	168	19,404
30-59 DPD and still accruing	1,759	7	1,766	1,987	7	1,994
60-89 DPD and still accruing	759	3	762	1,051	3	1,054
90-119 DPD and still accruing	311	2	313	402	2	404
120-179 DPD and still accruing	320	2	322	440	3	443
180+ DPD and still accruing	3,244	12	3,256	3,654	83	3,737
Total consumer PCI loans (adjusted unpaid principal balance)	$24,849	235	25,084	26,770	266	27,036
Total consumer PCI loans (carrying value)	$19,885	75	19,960	21,712	101	21,813

The following table provides FICO scores for consumer PCI loans.

	September 30, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$6,522	60	6,582	7,708	75	7,783
600-639	4,811	39	4,850	5,416	53	5,469
640-679	6,346	51	6,397	6,718	69	6,787
680-719	4,195	44	4,239	4,008	39	4,047
720-759	1,804	21	1,825	1,728	13	1,741
760-799	862	12	874	875	6	881
800+	221	2	223	220	1	221
No FICO available	88	6	94	97	10	107
Total consumer PCI loans (adjusted unpaid principal balance)	$24,849	235	25,084	26,770	266	27,036
Total consumer PCI loans (carrying value)	$19,885	75	19,960	21,712	101	21,813

The following table shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

	September 30, 2015			December 31, 2014
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$5,243	30	5,273	4,309	34	4,343
60.01-80%	10,140	66	10,206	11,264	71	11,335
80.01-100%	6,754	79	6,833	7,751	92	7,843
100.01-120% (1)	2,002	40	2,042	2,437	44	2,481
> 120% (1)	705	18	723	1,000	24	1,024
No LTV/CLTV available	5	2	7	9	1	10
Total consumer PCI loans (adjusted unpaid principal balance)	$24,849	235	25,084	26,770	266	27,036
Total consumer PCI loans (carrying value)	$19,885	75	19,960	21,712	101	21,813

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets
The components of other assets were:

(in millions)	Sep 30, 2015	Dec 31, 2014
Nonmarketable equity investments:
Cost method:
Private equity and other (1)	$2,389	2,300
Federal bank stock	4,397	4,733
Total cost method	6,786	7,033
Equity method:
LIHTC investments (2)	7,959	7,278
Private equity and other	4,840	5,132
Total equity method	12,799	12,410
Fair value (3)	2,745	2,512
Total nonmarketable equity investments	22,330	21,955
Corporate/bank-owned life insurance	19,165	18,982
Accounts receivable (4)	27,441	27,151
Interest receivable	5,244	4,871
Core deposit intangibles	2,794	3,561
Customer relationship and other amortized intangibles	671	857
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (4)	502	982
Non-government insured/guaranteed	499	671
Non-residential real estate	766	956
Operating lease assets	3,448	2,714
Due from customers on acceptances	317	201
Other (5)	15,531	16,156
Total other assets	$98,708	99,057

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

Income (expense) related to nonmarketable equity investments was:

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net realized gains from nonmarketable equity investments	$632	309	1,462	1,241
All other	(161)	(160)	(587)	(592)
Total	$471	149	875	649
Low Income Housing Tax Credit Investments We invest in affordable housing projects that qualify for the low income housing tax credit, which is designed to promote private development of low income housing. These investments generate a return primarily through realization of federal tax credits.
Total low income housing tax credit (LIHTC) investments were $8.0 billion and $7.3 billion at September 30, 2015 and December 31, 2014, respectively. In third quarter and first nine months of 2015 we recognized pre-tax losses of $173 million and $529 million, respectively, related to our LIHTC investments. We also recognized total tax benefits of $269 million and $819 million, in the third quarter and first nine months of 2015, respectively, which included tax credits of $203 million and $619 million for the same periods, recorded in income taxes. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $2.8 billion at September 30, 2015, of which predominantly all is expected to be paid over the next three years. This liability is included in long-term debt.

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
The following table provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
September 30, 2015
Cash	$—	149		—	149
Trading assets	1,505	1		203	1,709
Investment securities (1)	13,757	530		2,500	16,787
Loans	10,368	4,991		4,562	19,921
Mortgage servicing rights	11,827	—		—	11,827
Other assets	8,599	279		29	8,907
Total assets	46,056	5,950		7,294	59,300
Short-term borrowings	—	—		1,909	1,909
Accrued expenses and other liabilities	798	61	(2)	1	860
Long-term debt	2,810	1,386	(2)	4,458	8,654
Total liabilities	3,608	1,447		6,368	11,423
Noncontrolling interests	—	99		—	99
Net assets	$42,448	4,404		926	47,778
December 31, 2014
Cash	$—	117		4	121
Trading assets	2,165	—		204	2,369
Investment securities (1)	18,271	875		4,592	23,738
Loans	13,195	4,509		5,280	22,984
Mortgage servicing rights	12,562	—		—	12,562
Other assets	7,456	316		52	7,824
Total assets	53,649	5,817		10,132	69,598
Short-term borrowings	—	—		3,141	3,141
Accrued expenses and other liabilities	848	49	(2)	1	898
Long-term debt	2,585	1,628	(2)	4,990	9,203
Total liabilities	3,433	1,677		8,132	13,242
Noncontrolling interests	—	103		—	103
Net assets	$50,216	4,037		2,000	56,253

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

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

		Carrying value - asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
September 30, 2015
Residential mortgage loan securitizations:
Conforming (2)	$1,211,810	2,622	10,975	—	(544)	13,053
Other/nonconforming	26,583	1,362	154	—	(5)	1,511
Commercial mortgage securitizations	189,175	6,939	698	256	(25)	7,868
Collateralized debt obligations:
Debt securities	4,312	4	—	81	(60)	25
Loans (3)	3,868	3,761	—	—	—	3,761
Asset-based finance structures	14,027	9,547	—	(68)	—	9,479
Tax credit structures	24,487	8,632	—	—	(2,810)	5,822
Collateralized loan obligations	1,323	384	—	—	—	384
Investment funds	1,367	44	—	—	—	44
Other (4)	12,272	573	—	(46)	(26)	501
Total	$1,489,224	33,868	11,827	223	(3,470)	42,448
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,622	10,975	—	2,065	15,662
Other/nonconforming		1,362	154	—	347	1,863
Commercial mortgage securitizations		6,939	698	256	6,576	14,469
Collateralized debt obligations:
Debt securities		4	—	81	60	145
Loans (3)		3,761	—	—	—	3,761
Asset-based finance structures		9,547	—	81	444	10,072
Tax credit structures		8,632	—	—	790	9,422
Collateralized loan obligations		384	—	—	—	384
Investment funds		44	—	—	—	44
Other (4)		573	—	119	176	868
Total		$33,868	11,827	537	10,458	56,690

(continued on following page)

(continued from previous page)

		Carrying value - asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
December 31, 2014
Residential mortgage loan securitizations:
Conforming (2)	$1,268,200	2,846	11,684	—	(581)	13,949
Other/nonconforming	32,213	1,644	209	—	(8)	1,845
Commercial mortgage securitizations	196,510	8,756	650	251	(32)	9,625
Collateralized debt obligations:
Debt securities	5,039	11	—	163	(105)	69
Loans (3)	5,347	5,221	—	—	—	5,221
Asset-based finance structures	18,954	13,044	—	(71)	—	12,973
Tax credit structures	22,859	7,809	—	—	(2,585)	5,224
Collateralized loan obligations	1,251	518	—	—	—	518
Investment funds	2,764	49	—	—	—	49
Other (4)	12,912	747	19	(18)	(5)	743
Total	$1,566,049	40,645	12,562	325	(3,316)	50,216
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,846	11,684	—	2,507	17,037
Other/nonconforming		1,644	209	—	345	2,198
Commercial mortgage securitizations		8,756	650	251	5,715	15,372
Collateralized debt obligations:
Debt securities		11	—	163	105	279
Loans (3)		5,221	—	—	—	5,221
Asset-based finance structures		13,044	—	89	656	13,789
Tax credit structures		7,809	—	—	725	8,534
Collateralized loan obligations		518	—	—	38	556
Investment funds		49	—	—	—	49
Other (4)		747	19	150	156	1,072
Total		$40,645	12,562	653	10,247	64,107

(1)
Includes total equity interests of $8.6 billion and $8.1 billion at September 30, 2015, and December 31, 2014, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.3 billion and $1.7 billion at September 30, 2015, and December 31, 2014, respectively, for certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)
Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current and 73% and 70% were rated as investment grade by the primary rating agencies at September 30, 2015, and December 31, 2014, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

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

OTHER TRANSACTIONS WITH VIEs  Auction rate securities (ARS) are debt instruments with long-term maturities, which re-price more frequently, and preferred equities with no maturity. At September 30, 2015, we held $521 million of ARS issued by VIEs compared with $567 million at December 31, 2014. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at September 30, 2015, and December 31, 2014, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.2 billion and $2.1 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

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

	2015		2014
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended September 30,
Proceeds from securitizations and whole loan sales	$52,733	192	45,466	—
Fees from servicing rights retained	902	1	980	2
Cash flows from other interests held (1)	328	10	470	19
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	3	—	2	—
Agency securitizations (3)	72	—	87	—
Servicing advances, net of repayments	(88)	—	(21)	—
Nine months ended September 30,
Proceeds from securitizations and whole loan sales	$153,626	373	122,910	—
Fees from servicing rights retained	2,760	5	2,987	6
Cash flows from other interests held (1)	942	33	1,132	58
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	10	—	5	—
Agency securitizations (3)	210	—	256	—
Servicing advances, net of repayments	(342)	—	(156)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)
Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated. In addition, during the third quarter and first nine months of 2014, we paid $0 million and $78 million, respectively, to third-party investors to settle repurchase liabilities on pools of loans. There were no loan pool settlements in the third quarter and first nine months of 2015.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. Third quarter and first nine months of 2015 exclude $2.2 billion and $8.2 billion, respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools, compared with $3.2 billion and $10.1 billion, respectively, in the same periods of 2014. These loans are predominantly insured by the FHA or guaranteed by the VA.

In the third quarter and first nine months of 2015, we recognized net gains of $88 million and $404 million, respectively, from transfers accounted for as sales of financial assets, compared with $55 million and $152 million, respectively, in the same periods of 2014. These net gains primarily relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during the third quarter and first nine months of 2015 and 2014 predominantly related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the third quarter and first nine months of 2015, we transferred $50.2 billion and $143.1 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $40.9 billion and $111.4 billion, respectively, in the same periods of 2014. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first nine months of 2015 we recorded a $1.2 billion servicing asset, measured at fair value using a Level 3 measurement technique, securities of $787 million, classified as Level 2, and a $34 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first nine months of 2014, we recorded a $900 million servicing asset and a $34 million liability.
The following table presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.

	Residential mortgage servicing rights
	2015	2014
Quarter ended September 30,
Prepayment speed (1)	11.5%	12.1
Discount rate	7.1	7.7
Cost to service ($ per loan) (2)	$223	267
Nine months ended September 30,
Prepayment speed (1)	12.1%	12.4
Discount rate	7.4	7.6
Cost to service ($ per loan) (2)	$232	268

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
During the third quarter and first nine months of 2015, we transferred $3.0 billion and $12.5 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $2.2 billion and $4.5 billion in the same periods of 2014, respectively. These transfers resulted in gains of $63 million and $263 million in the third quarter and first nine months of 2015, respectively, because the loans were carried at lower of cost or market value (LOCOM), compared with gains of $30 million and $71 million in the third quarter and first nine months of 2014. In connection with these transfers, in the first nine months of 2015 we recorded a servicing asset of $131 million, initially measured at fair value using a Level 3 measurement technique, and securities of $209 million, classified as Level 2. In the first nine months of 2014, we recorded a servicing asset of $12 million, using a Level 3 measurement technique, and securities of $100 million, classified as Level 2.

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

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Consumer	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Subordinated bonds	Senior bonds
Fair value of interests held at September 30, 2015	$11,778	35	1	349	634
Expected weighted-average life (in years)	5.6	3.6	11.7	2.0	5.6
Key economic assumptions:
Prepayment speed assumption (3)	12.4%	19.2	15.5
Decrease in fair value from:
10% adverse change	$680	1	—
25% adverse change	1,614	3	—
Discount rate assumption	7.0%	13.4	10.7	4.2	2.5
Decrease in fair value from:
100 basis point increase	$574	1	—	6	30
200 basis point increase	1,097	1	—	12	59
Cost to service assumption ($ per loan)	165
Decrease in fair value from:
10% adverse change	570
25% adverse change	1,426
Credit loss assumption			1.1%	2.9	—
Decrease in fair value from:
10% higher losses			$—	1	—
25% higher losses			—	6	—
Fair value of interests held at December 31, 2014	$12,738	117	36	294	546
Expected weighted-average life (in years)	5.7	3.9	5.5	2.9	6.2
Key economic assumptions:
Prepayment speed assumption (3)	12.5%	11.4	7.1
Decrease in fair value from:
10% adverse change	$738	2	—
25% adverse change	1,754	6	—
Discount rate assumption	7.6%	18.7	3.9	4.7	2.8
Decrease in fair value from:
100 basis point increase	$617	2	2	8	29
200 basis point increase	1,178	4	3	15	55
Cost to service assumption ($ per loan)	179
Decrease in fair value from:
10% adverse change	579
25% adverse change	1,433
Credit loss assumption			0.4%	4.1	—
Decrease in fair value from:
10% higher losses			$—	3	—
25% higher losses			—	10	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.6 billion at both September 30, 2015, and December 31, 2014. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at September 30, 2015, and December 31, 2014, results in a decrease in fair value of $171 million and $185 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.
We also have a loan to an unconsolidated third party VIE that we extended in fourth quarter 2014 in conjunction with our sale of government guaranteed student loans. The loan is carried at amortized cost and approximates fair value at September 30, 2015, and December 31, 2014. The carrying amount of the loan at September 30, 2015, and December 31, 2014, was $5.1 billion and $6.5 billion, respectively. The estimated fair value of the loan is considered a Level 3 measurement that is determined using discounted cash flows that are based on changes in the discount rate due to changes in the risk premium component (credit spreads). The primary economic assumption impacting the fair value of our loan is the discount rate. Changes in the credit loss assumption are not expected to affect the estimated fair value of the loan due to the government guarantee of the underlying collateral. The sensitivity of the current fair value to an immediate adverse increase of 200 basis points in the risk premium component of the discount rate assumption is a decrease in fair value of $82 million and $130 million at September 30, 2015, and December 31, 2014, respectively.
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

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended September 30,
(in millions)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	2015	2014
Commercial:
Real estate mortgage	$111,221	114,081	6,905	7,949	301	582
Total commercial	111,221	114,081	6,905	7,949	301	582
Consumer:
Real estate 1-4 family first mortgage (2)	1,253,022	1,322,136	22,182	28,639	678	971
Real estate 1-4 family junior lien mortgage	—	1	—	—	—	—
Other revolving credit and installment	—	1,599	—	75	—	1
Total consumer	1,253,022	1,323,736	22,182	28,714	678	972
Total off-balance sheet sold or securitized loans (3)	$1,364,243	1,437,817	29,087	36,663	979	1,554

(1)	Includes $5.2 billion and $3.3 billion of commercial foreclosed assets and $2.4 billion and $2.7 billion of consumer foreclosed assets at September 30, 2015, and December 31, 2014, respectively.

(2)	Net charge-offs in the prior period have been revised to include net charge-offs on whole loan sales and transferred assets in foreclosure status for which we have risk of loss.

(3)
At September 30, 2015, and December 31, 2014, the table includes total loans of $1.2 trillion and 1.3 trillion, delinquent loans of $12.2 billion and $16.5 billion, and foreclosed assets of $1.8 billion and $2.4 billion, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
September 30, 2015
Secured borrowings:
Municipal tender option bond securitizations	$3,170	2,732	(1,910)	—	822
Commercial real estate loans	—	—	—	—	—
Residential mortgage securitizations	4,368	4,562	(4,458)	—	104
Total secured borrowings	7,538	7,294	(6,368)	—	926
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	4,346	3,844	(1,302)	—	2,542
Commercial real estate loans	1,177	1,177	—	—	1,177
Structured asset finance	84	45	(42)	—	3
Investment funds	581	581	(1)	—	580
Other	345	303	(102)	(99)	102
Total consolidated VIEs	6,533	5,950	(1,447)	(99)	4,404
Total secured borrowings and consolidated VIEs	$14,071	13,244	(7,815)	(99)	5,330
December 31, 2014
Secured borrowings:
Municipal tender option bond securitizations	$5,422	4,837	(3,143)	—	1,694
Commercial real estate loans	250	250	(63)	—	187
Residential mortgage securitizations	4,804	5,045	(4,926)	—	119
Total secured borrowings	10,476	10,132	(8,132)	—	2,000
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	5,041	4,491	(1,509)	—	2,982
Structured asset finance	47	47	(23)	—	24
Investment funds	904	904	(2)	—	902
Other	431	375	(143)	(103)	129
Total consolidated VIEs	6,423	5,817	(1,677)	(103)	4,037
Total secured borrowings and consolidated VIEs	$16,899	15,949	(9,809)	(103)	6,037

In addition to the structure types included in the previous table, at both September 30, 2015, and December 31, 2014, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At September 30, 2015, we pledged approximately $563 million in loans (principal and interest eligible to be capitalized) and $5.9 billion in available-for-sale securities to collateralize the VIE’s borrowings, compared with $637 million and $5.7 billion, respectively, at December 31, 2014. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.
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
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The changes in MSRs measured using the fair value method were:

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2015	2014	2015	2014
Fair value, beginning of period	$12,661	13,900	12,738	15,580
Servicing from securitizations or asset transfers	448	340	1,184	900
Sales and other (1)	6	—	—	—
Net additions	454	340	1,184	900
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (2)	(858)	251	(313)	(1,134)
Servicing and foreclosure costs (3)	(18)	(4)	(46)	(15)
Discount rates (4)	—	—	—	(55)
Prepayment estimates and other (5)	43	6	(194)	181
Net changes in valuation model inputs or assumptions	(833)	253	(553)	(1,023)
Other changes in fair value (6)	(504)	(462)	(1,591)	(1,426)
Total changes in fair value	(1,337)	(209)	(2,144)	(2,449)
Fair value, end of period	$11,778	14,031	11,778	14,031

(1)	Includes sales and transfers of MSRs, which can result in an increase of total reported MSRs if the sales or transfers are related to nonperforming loan portfolios.

(2)	Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

(3)	Includes costs to service and unreimbursed foreclosure costs.

(4)	Reflects discount rate assumption change, excluding portion attributable to changes in mortgage interest rates.

(5)
Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior and other external factors that occur independent of interest rate changes.

(6)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$1,262	1,196	1,242	1,229
Purchases	45	47	96	119
Servicing from securitizations or asset transfers	35	29	131	67
Amortization	(65)	(48)	(192)	(191)
Balance, end of period (1)	$1,277	1,224	1,277	1,224
Fair value of amortized MSRs:
Beginning of period	$1,692	1,577	1,637	1,575
End of period	1,643	1,647	1,643	1,647

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

(in billions)	Sep 30, 2015	Dec 31, 2014
Residential mortgage servicing:
Serviced for others	$1,323	1,405
Owned loans serviced	346	342
Subserviced for others	4	5
Total residential servicing	1,673	1,752
Commercial mortgage servicing:
Serviced for others	470	456
Owned loans serviced	121	112
Subserviced for others	7	7
Total commercial servicing	598	575
Total managed servicing portfolio	$2,271	2,327
Total serviced for others	$1,793	1,861
Ratio of MSRs to related loans serviced for others	0.73%	0.75

The components of mortgage banking noninterest income were:

		Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)		2015	2014	2015	2014
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$1,001	1,058	3,029	3,217
Late charges		48	49	147	153
Ancillary fees		69	74	221	241
Unreimbursed direct servicing costs (1)		(128)	(262)	(371)	(494)
Net servicing fees		990	919	3,026	3,117
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	(833)	253	(553)	(1,023)
Other changes in fair value (3)		(504)	(462)	(1,591)	(1,426)
Total changes in fair value of MSRs carried at fair value		(1,337)	(209)	(2,144)	(2,449)
Amortization		(65)	(48)	(192)	(191)
Net derivative gains from economic hedges (4)	(B)	1,086	17	1,021	2,175
Total servicing income, net		674	679	1,711	2,652
Net gains on mortgage loan origination/sales activities		915	954	3,130	2,214
Total mortgage banking noninterest income		$1,589	1,633	4,841	4,866
Market-related valuation changes to MSRs, net of hedge results (2)(4)	(A)+(B)	$253	270	468	1,152

(1)	Primarily associated with foreclosure expenses and unreimbursed interest advances to investors.

(2)	Refer to the changes in fair value of MSRs table in this Note for more detail.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 12 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

The table below summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities in “Mortgage banking” in our consolidated income statement.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses was $928 million in excess of our recorded liability at September 30, 2015, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$557	766	615	899
Provision for repurchase losses:
Loan sales	11	12	34	34
Change in estimate (1)	(17)	(93)	(74)	(135)
Net additions (reductions)	(6)	(81)	(40)	(101)
Losses	(13)	(16)	(37)	(129)
Balance, end of period	$538	669	538	669

(1)	Results from changes in investor demand, mortgage insurer practices, credit and the financial stability of correspondent lenders.

Note 9: Intangible Assets
The gross carrying value of intangible assets and accumulated amortization was:

	September 30, 2015			December 31, 2014
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$3,130	(1,853)	1,277	2,906	(1,664)	1,242
Core deposit intangibles	12,834	(10,040)	2,794	12,834	(9,273)	3,561
Customer relationship and other intangibles	3,163	(2,492)	671	3,179	(2,322)	857
Total amortized intangible assets	$19,127	(14,385)	4,742	18,919	(13,259)	5,660
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$11,778			12,738
Goodwill	25,684			25,705
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2015. Future amortization expense may vary from these projections.

(in millions)		Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles	Total
Nine months ended September 30, 2015	(actual)	$192	767	170	1,129
Estimate for the remainder of 2015		$66	255	55	376
Estimate for year ended December 31,
2016		243	919	208	1,370
2017		194	851	194	1,239
2018		157	769	185	1,111
2019		136	—	10	146
2020		123	—	6	129

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
The following table shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2013 (1)	$17,871	6,564	1,202	25,637
Reduction in goodwill related to divested businesses	—	(11)	—	(11)
Goodwill from business combinations	—	87	—	87
Other	(8)	—	—	(8)
December 31, 2014	$17,863	6,640	1,202	25,705
Reduction in goodwill related to divested businesses	(21)	—	—	(21)
September 30, 2015	$17,842	6,640	1,202	25,684

(1)	December 31, 2013 has been revised to reflect realignment of our operating segments. See Note 18 (Operating Segments) for additional information.

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

	September 30, 2015
		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
Standby letters of credit (1)	$39	16,584	9,297	5,143	700	31,724	8,318
Securities lending and other indemnifications (2)	—	—	—	—	2,281	2,281	—
Written put options (3)	619	7,268	6,328	4,426	2,047	20,069	10,889
Loans and MHFS sold with recourse (4)	63	117	664	682	6,004	7,467	4,443
Factoring guarantees (5)	—	2,025	—	—	—	2,025	2,025
Other guarantees	17	65	18	18	2,548	2,649	57
Total guarantees	$738	26,059	16,307	10,269	13,580	66,215	25,732
	December 31, 2014
		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
Standby letters of credit (1)	$41	16,271	10,269	6,295	645	33,480	8,447
Securities lending and other indemnifications (2)	—	—	2	2	5,948	5,952	—
Written put options (3)	469	7,644	5,256	2,822	2,409	18,131	7,902
Loans and MHFS sold with recourse (4)	72	131	486	822	5,386	6,825	3,945
Factoring guarantees (5)	—	3,460	—	—	—	3,460	3,460
Other guarantees	24	9	85	22	2,158	2,274	69
Total guarantees	$606	27,515	16,098	9,963	16,546	70,122	23,823

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $12.1 billion and $15.0 billion at September 30, 2015, and December 31, 2014, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes $0 million and $211 million at September 30, 2015, and December 31, 2014, respectively, in debt and equity securities lent from participating institutional client portfolios to third-party borrowers. Also includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $365 million and $950 million with related collateral of $1.9 billion and $5.6 billion at September 30, 2015, and December 31, 2014, respectively. Estimated maximum exposure to loss was $2.3 billion and $5.7 billion as of the same periods, respectively.

(3)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives).

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $2 million and $5 million of loans associated with these agreements in third quarter 2015 and 2014, respectively, and $5 million and $10 million in the first nine months of 2015 and 2014, respectively.

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

Note 10: Guarantees, Pledge Assets and Collateral (continued)

Pledged Assets
As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. The following table provides the total carrying amount of pledged assets by asset type. The table excludes pledged consolidated VIE assets of $6.0 billion and $5.8 billion at September 30, 2015, and December 31, 2014, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $7.3 billion and $10.1 billion in assets pledged in transactions accounted for as secured borrowings at September 30, 2015 and December 31, 2014, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.

(in millions)	Sep 30, 2015	Dec 31, 2014
Trading assets and other (1)	$70,522	49,685
Investment securities (2)	95,882	101,997
Mortgages held for sale and Loans (3)	449,374	418,338
Total pledged assets	$615,778	570,020

(1)
Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $69.9 billion and $49.4 billion at September 30, 2015, and December 31, 2014, respectively, under agreements that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $5.9 billion and $6.6 billion (fair value of $5.9 billion and $6.8 billion) in collateral for repurchase agreements at September 30, 2015, and December 31, 2014, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $8.8 billion and $164 million in collateral pledged under repurchase agreements at September 30, 2015, and December 31, 2014, respectively, that permit the secured parties to sell or repledge the collateral. All other pledged securities are pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgages held for sale of $11.6 billion and $8.7 billion at September 30, 2015, and December 31, 2014, respectively. Balance consists of mortgages held for sale and loans that are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.3 billion and $1.7 billion at September 30, 2015, and December 31, 2014, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

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

(in millions)	Sep 30, 2015	Dec 31, 2014
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$74,370	58,148
Gross amounts offset in consolidated balance sheet (1)	(9,883)	(6,477)
Net amounts in consolidated balance sheet (2)	64,487	51,671
Collateral not recognized in consolidated balance sheet (3)	(63,991)	(51,624)
Net amount (4)	$496	47
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$83,798	56,583
Gross amounts offset in consolidated balance sheet (1)	(9,883)	(6,477)
Net amounts in consolidated balance sheet (6)	73,915	50,106
Collateral pledged but not netted in consolidated balance sheet (7)	(73,525)	(49,713)
Net amount (8)	$390	393

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.

(2)
At September 30, 2015, and December 31, 2014, includes $44.8 billion and $36.8 billion, respectively, classified on our consolidated balance sheet in Federal funds sold, securities purchased under resale agreements and other short-term investments and $19.7 billion and $14.9 billion, respectively, in Loans.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At September 30, 2015 and December 31, 2014, we have received total collateral with a fair value of $86.1 billion and $64.5 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $51.3 billion at September 30, 2015, and $40.8 billion at December 31, 2014.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the "Repurchase and Securities Lending Agreements" section in this Note.

(6)	Amount is classified in Short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At September 30, 2015, and December 31, 2014, we have pledged total collateral with a fair value of $85.2 billion and $56.5 billion, respectively, of which, the counterparty does not have the right to sell or repledge $6.5 billion as of September 30, 2015 and $6.9 billion as of December 31, 2014.

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

September 30, 2015
(in millions)	Total Gross Obligation
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$24,295
Securities of U.S. States and political subdivisions	43
Federal agency mortgage-backed securities	39,694
Non-agency mortgage-backed securities	1,491
Corporate debt securities	3,546
Asset-backed securities	2,402
Equity securities	1,224
Other	384
Total repurchases	73,079
Securities lending:
Securities of U.S. Treasury and federal agencies	65
Securities of U.S. States and political subdivisions	10
Federal agency mortgage-backed securities	99
Corporate debt securities	732
Equity securities (1)	9,813
Total securities lending	10,719
Total repurchases and securities lending	$83,798

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

The following table provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.

	September 30, 2015
(in millions)	Overnight/Continuous	Up to 30 days	30-90 days	>90 days	Total Gross Obligation
Repurchase agreements	$48,452	19,424	3,202	2,001	73,079
Securities lending	9,540	—	969	210	10,719
Total repurchases and securities lending (1)	$57,992	19,424	4,171	2,211	83,798

(1)
Repurchase and securities lending transactions are largely conducted under enforceable master lending agreements that allow either party to terminate the transaction on demand. These transactions have been reported as continuous obligations unless the MRA or MSLA has been modified with an overriding agreement that specifies an alternative termination date.

Note 11: Legal Actions
The following supplements our discussion of certain matters previously reported in Note 15 (Legal Actions) to Financial Statements in our 2014 Form 10-K and Note 11 (Legal Actions) to Financial Statements in our 2015 first and second quarter Quarterly Reports on Form 10-Q for events occurring during third quarter 2015.

INTERCHANGE LITIGATION Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A. and Wachovia Corporation are named as defendants, separately or in combination, in putative class actions filed on behalf of a plaintiff class of merchants and in individual actions brought by individual merchants with regard to the interchange fees associated with Visa and MasterCard payment card transactions. These actions have been consolidated in the U.S. District Court for the Eastern District of New York. Visa, MasterCard and several banks and bank holding companies are named as defendants in various of these actions. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class actions and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions total approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The District Court granted final approval of the settlement, which has been appealed to the Second Circuit Court of Appeals by settlement objector merchants. Other merchants have opted out of the settlement and are pursuing several individual actions. Several merchants have now filed a motion to vacate the class settlement.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was approximately $1.4 billion as of September 30, 2015. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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

	September 30, 2015			December 31, 2014
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts (1)	$186,840	9,091	2,708	148,967	6,536	2,435
Foreign exchange contracts (1)	27,286	398	2,409	26,778	752	1,347
Total derivatives designated as qualifying hedging instruments		9,489	5,117		7,288	3,782
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	202,390	673	507	221,527	697	487
Equity contracts	6,577	502	45	5,219	367	96
Foreign exchange contracts	19,062	297	198	14,405	275	28
Subtotal		1,472	750		1,339	611
Customer accommodation, trading and other derivatives:
Interest rate contracts	5,116,922	82,249	82,440	4,378,767	56,465	57,137
Commodity contracts	57,779	5,218	6,042	88,640	7,461	7,702
Equity contracts	136,981	7,307	5,078	138,422	8,638	6,942
Foreign exchange contracts	295,409	7,648	7,500	253,742	6,377	6,452
Credit contracts - protection sold	11,059	82	593	12,304	151	943
Credit contracts - protection purchased	19,318	576	91	16,659	755	168
Other contracts	1,790	—	70	1,994	—	44
Subtotal		103,080	101,814		79,847	79,388
Total derivatives not designated as hedging instruments		104,552	102,564		81,186	79,999
Total derivatives before netting		114,041	107,681		88,474	83,781
Netting (3)		(94,142)	(92,286)		(65,869)	(65,043)
Total		$19,899	15,395		22,605	18,738

(1)
Notional amounts presented exclude $1.9 billion of interest rate contracts at both September 30, 2015 and December 31, 2014, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at September 30, 2015, and December 31, 2014 excludes $5.8 billion and $2.7 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

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

The following table provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute most of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $96.7 billion and $100.3 billion of gross derivative assets and liabilities, respectively, at September 30, 2015, and $69.6 billion and $75.0 billion, respectively, at December 31, 2014, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $17.3 billion and $7.3 billion, respectively, at September 30, 2015 and $18.9 billion and $8.8 billion, respectively, at December 31, 2014, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
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

Note 12: Derivatives (continued)

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet (2)	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (3)	Net amounts	Percent exchanged in over-the-counter market (4)
September 30, 2015
Derivative assets
Interest rate contracts	$92,013	(84,393)	7,620	(928)	6,692	30%
Commodity contracts	5,218	(1,000)	4,218	(62)	4,156	32
Equity contracts	7,809	(2,811)	4,998	(449)	4,549	50
Foreign exchange contracts	8,343	(5,404)	2,939	(9)	2,930	99
Credit contracts-protection sold	82	(72)	10	—	10	90
Credit contracts-protection purchased	576	(462)	114	(2)	112	100
Total derivative assets	$114,041	(94,142)	19,899	(1,450)	18,449
Derivative liabilities
Interest rate contracts	$85,655	(80,128)	5,527	(3,890)	1,637	26%
Commodity contracts	6,042	(1,065)	4,977	(143)	4,834	84
Equity contracts	5,123	(2,253)	2,870	(217)	2,653	81
Foreign exchange contracts	10,107	(8,321)	1,786	(175)	1,611	100
Credit contracts-protection sold	593	(463)	130	(100)	30	100
Credit contracts-protection purchased	91	(56)	35	(15)	20	78
Other contracts	70	—	70	—	70	100
Total derivative liabilities	$107,681	(92,286)	15,395	(4,540)	10,855
December 31, 2014
Derivative assets
Interest rate contracts	$63,698	(56,051)	7,647	(769)	6,878	45%
Commodity contracts	7,461	(1,233)	6,228	(72)	6,156	27
Equity contracts	9,005	(2,842)	6,163	(405)	5,758	54
Foreign exchange contracts	7,404	(4,923)	2,481	(85)	2,396	98
Credit contracts-protection sold	151	(131)	20	—	20	90
Credit contracts-protection purchased	755	(689)	66	(1)	65	100
Total derivative assets	$88,474	(65,869)	22,605	(1,332)	21,273
Derivative liabilities
Interest rate contracts	$60,059	(54,394)	5,665	(4,244)	1,421	44%
Commodity contracts	7,702	(1,459)	6,243	(33)	6,210	81
Equity contracts	7,038	(2,845)	4,193	(484)	3,709	82
Foreign exchange contracts	7,827	(5,511)	2,316	(270)	2,046	100
Credit contracts-protection sold	943	(713)	230	(199)	31	100
Credit contracts-protection purchased	168	(121)	47	(18)	29	86
Other contracts	44	—	44	—	44	100
Total derivative liabilities	$83,781	(65,043)	18,738	(5,248)	13,490

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $390 million and $266 million related to derivative assets and $99 million and $56 million related to derivative liabilities at September 30, 2015 and December 31, 2014, respectively. Cash collateral totaled $6.5 billion and $5.0 billion, netted against derivative assets and liabilities, respectively, at September 30, 2015, and $5.2 billion and $4.6 billion, respectively, at December 31, 2014.

(2)
Net derivative assets of $15.2 billion and $16.9 billion are classified in Trading assets at September 30, 2015 and December 31, 2014, respectively. $4.7 billion and $5.7 billion are classified in Other assets in the consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.

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

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains (losses) on fair value hedges
(in millions)	Available- for-sale securities	Mortgages held for sale	Long-term debt	Available- for-sale securities	Long-term debt
Quarter ended September 30, 2015
Net interest income (expense) recognized on derivatives	$(199)	(3)	494	—	35	327
Gains (losses) recorded in noninterest income
Recognized on derivatives	(1,182)	(20)	2,233	27	(200)	858
Recognized on hedged item	1,180	16	(2,039)	(29)	213	(659)
Net recognized on fair value hedges (ineffective portion) (1)	$(2)	(4)	194	(2)	13	199
Quarter ended September 30, 2014
Net interest income (expense) recognized on derivatives	$(183)	(2)	467	(1)	82	363
Gains (losses) recorded in noninterest income
Recognized on derivatives	(28)	1	18	294	(1,274)	(989)
Recognized on hedged item	23	(5)	37	(286)	1,305	1,074
Net recognized on fair value hedges (ineffective portion) (1)	$(5)	(4)	55	8	31	85
Nine months ended September 30, 2015
Net interest income (expense) recognized on derivatives	$(585)	(10)	1,445	—	152	1,002
Gains (losses) recorded in noninterest income
Recognized on derivatives	(496)	(14)	1,186	191	(1,823)	(956)
Recognized on hedged item	484	5	(1,121)	(187)	1,860	1,041
Net recognized on fair value hedges (ineffective portion) (1)	$(12)	(9)	65	4	37	85
Nine months ended September 30, 2014
Net interest income (expense) recognized on derivatives	$(536)	(12)	1,371	(9)	232	1,046
Gains (losses) recorded in noninterest income
Recognized on derivatives	(973)	(25)	1,801	275	(860)	218
Recognized on hedged item	947	14	(1,530)	(271)	931	91
Net recognized on fair value hedges (ineffective portion) (1)	$(26)	(11)	271	4	71	309

(1)
The third quarter and first nine months of 2015, included $(1) million and $(4) million, respectively, and both the third quarter and first nine months of 2014 included $0 million of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency available-for-sale securities and long-term debt that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges
We use derivatives to hedge certain financial instruments against future interest rate increases and to limit the variability of cash flows on certain financial instruments due to changes in the benchmark interest rate. For more information on cash flow hedges, see Note 16 (Derivatives) to Financial Statements in our 2014 Form 10-K.
Based upon current interest rates, we estimate that $1.0 billion (pre tax) of deferred net gains on derivatives in OCI at September 30, 2015, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years.
The following table shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Gains (losses) (pre tax) recognized in OCI on derivatives	$1,769	(34)	2,233	222
Gains (pre tax) reclassified from cumulative OCI into net income (1)	293	127	795	348
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	—	—	1	1

(1)	See Note 17 (Other Comprehensive Income) for detail on components of net income.

(2)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

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
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains of $1.1 billion and $1.0 billion in the third quarter and first nine months of 2015, respectively, and $17 million and $2.2 billion in the third quarter and first nine months of 2014, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $561 million at September 30, 2015, and $492 million at December 31, 2014. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.
Interest rate lock commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $160 million and $98 million at September 30, 2015, and December 31, 2014, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other derivatives” in the first table in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2014 Form 10-K.
The following table shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net gains (losses) recognized on economic hedges derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (1)	$621	85	885	926
Other (2)	(92)	(25)	(42)	(150)
Equity contracts (3)	(90)	(47)	(85)	76
Foreign exchange contracts (2)	325	530	303	482
Credit contracts (2)	—	(1)	—	(1)
Subtotal (4)	764	542	1,061	1,333
Net gains (losses) recognized on customer accommodation, trading and other derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (5)	442	142	806	930
Other (6)	(340)	4	56	(724)
Commodity contracts (6)	10	23	54	60
Equity contracts (6)	747	(197)	797	(505)
Foreign exchange contracts (6)	286	185	611	599
Credit contracts (6)	37	9	36	41
Other (4)(6)	(33)	(12)	(26)	(21)
Subtotal (4)	1,149	154	2,334	380
Net gains recognized related to derivatives not designated as hedging instruments	$1,913	696	3,395	1,713

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
The following table provides details of sold and purchased credit derivatives.

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold - non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
September 30, 2015
Credit default swaps on:
Corporate bonds	$29	5,131	1,801	3,889	1,242	2,514	2015 - 2025
Structured products	340	680	539	456	224	126	2017 - 2052
Credit protection on:
Default swap index	—	1,762	302	968	794	1,794	2015 - 2020
Commercial mortgage-backed securities index	205	833	—	728	105	392	2047 - 2057
Asset-backed securities index	18	48	—	1	47	72	2045 - 2046
Other	1	2,605	2,605	—	2,605	8,378	2015 - 2025
Total credit derivatives	$593	11,059	5,247	6,042	5,017	13,276
December 31, 2014
Credit default swaps on:
Corporate bonds	$23	6,344	2,904	4,894	1,450	2,831	2015 - 2021
Structured products	654	1,055	874	608	447	277	2017 - 2052
Credit protection on:
Default swap index	—	1,659	292	777	882	1,042	2015 - 2019
Commercial mortgage-backed securities index	246	1,058	—	608	450	355	2047 - 2063
Asset-backed securities index	19	52	1	1	51	81	2045 - 2046
Other	1	2,136	2,136	—	2,136	5,185	2015 - 2025
Total credit derivatives	$943	12,304	6,207	6,888	5,416	9,771
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

Note 12: Derivatives (continued)

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $12.6 billion at September 30, 2015, and $13.6 billion at December 31, 2014, for which we posted $9.0 billion and $10.5 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on September 30, 2015, or December 31, 2014, we would have been required to post additional collateral of $3.5 billion or $3.1 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
September 30, 2015
Trading assets (excluding derivatives)	$—	—	—	—	7	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	29,430	5,993	—
Securities of U.S. states and political subdivisions	—	—	—	—	47,506	54
Mortgage-backed securities	—	152	—	—	127,541	84
Other debt securities (1)	—	305	463	—	47,979	449
Total debt securities	—	457	463	29,430	229,019	587
Total marketable equity securities	—	—	—	—	494	—
Total available-for-sale securities	—	457	463	29,430	229,513	587
Derivatives (trading and other assets)	—	—	—	—	228	—
Derivatives (liabilities)	—	—	—	—	(224)	—
Other liabilities	—	—	—	—	(1)	—
December 31, 2014
Trading assets (excluding derivatives)	$—	—	—	2	105	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	19,899	5,905	—
Securities of U.S. states and political subdivisions	—	—	—	—	42,666	61
Mortgage-backed securities	—	152	—	—	135,997	133
Other debt securities (1)	—	1,035	601	—	41,933	541
Total debt securities	—	1,187	601	19,899	226,501	735
Total marketable equity securities	—	—	—	—	569	—
Total available-for-sale securities	—	1,187	601	19,899	227,070	735
Derivatives (trading and other assets)	—	1	—	—	290	—
Derivatives (liabilities)	—	(1)	—	—	(292)	—
Other liabilities	—	—	—	—	(1)	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following two tables present the balances of assets and liabilities recorded at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3		Netting		Total
September 30, 2015
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$11,052	3,389	—		—		14,441
Securities of U.S. states and political subdivisions	—	1,639	9		—		1,648
Collateralized loan and other debt obligations (1)	—	413	390		—		803
Corporate debt securities	—	7,016	46		—		7,062
Mortgage-backed securities	—	21,377	—		—		21,377
Asset-backed securities	—	1,088	—		—		1,088
Equity securities	11,329	88	1		—		11,418
Total trading securities (2)	22,381	35,010	446		—		57,837
Other trading assets	—	820	34		—		854
Total trading assets (excluding derivatives)	22,381	35,830	480		—		58,691
Securities of U.S. Treasury and federal agencies	29,430	5,993	—		—		35,423
Securities of U.S. states and political subdivisions	—	47,506	1,917	(3)	—		49,423
Mortgage-backed securities:
Federal agencies	—	105,023	—		—		105,023
Residential	—	8,128	—		—		8,128
Commercial	—	14,624	84		—		14,708
Total mortgage-backed securities	—	127,775	84		—		127,859
Corporate debt securities	64	15,045	381		—		15,490
Collateralized loan and other debt obligations (4)	—	29,329	725	(3)	—		30,054
Asset-backed securities:
Auto loans and leases	—	14	248	(3)	—		262
Home equity loans	—	428	—		—		428
Other asset-backed securities	—	4,276	1,240	(3)	—		5,516
Total asset-backed securities	—	4,718	1,488		—		6,206
Other debt securities	—	10	—		—		10
Total debt securities	29,494	230,376	4,595		—		264,465
Marketable equity securities:
Perpetual preferred securities	446	494	—		—		940
Other marketable equity securities	1,001	—	—		—		1,001
Total marketable equity securities	1,447	494	—		—		1,941
Total available-for-sale securities	30,941	230,870	4,595		—		266,406
Mortgages held for sale	—	16,165	1,462		—		17,627
Loans held for sale	—	—	—		—		—
Loans	—	—	5,529		—		5,529
Mortgage servicing rights (residential)	—	—	11,778		—		11,778
Derivative assets:
Interest rate contracts	85	91,468	460		—		92,013
Commodity contracts	—	5,191	27		—		5,218
Equity contracts	3,900	3,014	895		—		7,809
Foreign exchange contracts	114	8,206	23		—		8,343
Credit contracts	—	357	301		—		658
Netting	—	—	—		(94,142)	(5)	(94,142)
Total derivative assets (6)	4,099	108,236	1,706		(94,142)		19,899
Other assets	—	—	2,808		—		2,808
Total assets recorded at fair value	$57,421	391,101	28,358		(94,142)		382,738
Derivative liabilities:
Interest rate contracts	$(43)	(85,595)	(17)		—		(85,655)
Commodity contracts	—	(6,019)	(23)		—		(6,042)
Equity contracts	(969)	(3,155)	(999)		—		(5,123)
Foreign exchange contracts	(113)	(9,971)	(23)		—		(10,107)
Credit contracts	—	(342)	(342)		—		(684)
Other derivative contracts	—	—	(70)		—		(70)
Netting	—	—	—		92,286	(5)	92,286
Total derivative liabilities (6)	(1,125)	(105,082)	(1,474)		92,286		(15,395)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(9,754)	(968)	—		—		(10,722)
Securities of U.S. states and political subdivisions	—	—	—		—		—
Corporate debt securities	—	(4,292)	—		—		(4,292)
Equity securities	(2,396)	(2)	—		—		(2,398)
Other securities	—	(21)	—		—		(21)
Total short sale liabilities	(12,150)	(5,283)	—		—		(17,433)
Other liabilities (excluding derivatives)	—	—	(20)		—		(20)
Total liabilities recorded at fair value	$(13,275)	(110,365)	(1,494)		92,286		(32,848)

(1)	The entire balance is collateralized loan obligations.

(2)
Net gains (losses) from trading activities recognized in the income statement for the first nine months of 2015 and 2014 include $(985) million and $90 million in net unrealized gains (losses) on trading securities held at September 30, 2015 and 2014, respectively.

(3)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(4)	Includes collateralized debt obligations of $316 million.

(5)
Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 12 (Derivatives) for additional information.

(6)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2014
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$10,506	3,886	—		—		14,392
Securities of U.S. states and political subdivisions	—	1,537	7		—		1,544
Collateralized loan and other debt obligations (1)	—	274	445		—		719
Corporate debt securities	—	7,517	54		—		7,571
Mortgage-backed securities	—	16,273	—		—		16,273
Asset-backed securities	—	776	79		—		855
Equity securities	18,512	38	10		—		18,560
Total trading securities (2)	29,018	30,301	595		—		59,914
Other trading assets	—	1,398	55		—		1,453
Total trading assets (excluding derivatives)	29,018	31,699	650		—		61,367
Securities of U.S. Treasury and federal agencies	19,899	5,905	—		—		25,804
Securities of U.S. states and political subdivisions	—	42,667	2,277	(3)	—		44,944
Mortgage-backed securities:
Federal agencies	—	110,089	—		—		110,089
Residential	—	9,245	24		—		9,269
Commercial	—	16,885	109		—		16,994
Total mortgage-backed securities	—	136,219	133		—		136,352
Corporate debt securities	83	14,451	252		—		14,786
Collateralized loan and other debt obligations (4)	—	24,274	1,087	(3)	—		25,361
Asset-backed securities:
Auto loans and leases	—	31	245	(3)	—		276
Home equity loans	—	662	—		—		662
Other asset-backed securities	—	4,189	1,372	(3)	—		5,561
Total asset-backed securities	—	4,882	1,617		—		6,499
Other debt securities	—	20	—		—		20
Total debt securities	19,982	228,418	5,366		—		253,766
Marketable equity securities:
Perpetual preferred securities (5)	468	569	663	(3)	—		1,700
Other marketable equity securities	1,952	24	—		—		1,976
Total marketable equity securities	2,420	593	663		—		3,676
Total available-for-sale securities	22,402	229,011	6,029		—		257,442
Mortgages held for sale	—	13,252	2,313		—		15,565
Loans held for sale	—	1	—		—		1
Loans	—	—	5,788		—		5,788
Mortgage servicing rights (residential)	—	—	12,738		—		12,738
Derivative assets:
Interest rate contracts	27	63,306	365		—		63,698
Commodity contracts	—	7,438	23		—		7,461
Equity contracts	4,102	3,544	1,359		—		9,005
Foreign exchange contracts	65	7,339	—		—		7,404
Credit contracts	—	440	466		—		906
Netting	—	—	—		(65,869)	(6)	(65,869)
Total derivative assets (7)	4,194	82,067	2,213		(65,869)		22,605
Other assets	—	—	2,593		—		2,593
Total assets recorded at fair value	$55,614	356,030	32,324		(65,869)		378,099
Derivative liabilities:
Interest rate contracts	$(29)	(59,958)	(72)		—		(60,059)
Commodity contracts	—	(7,680)	(22)		—		(7,702)
Equity contracts	(1,290)	(4,305)	(1,443)		—		(7,038)
Foreign exchange contracts	(60)	(7,767)	—		—		(7,827)
Credit contracts	—	(456)	(655)		—		(1,111)
Other derivative contracts	—	—	(44)		—		(44)
Netting	—	—	—		65,043	(6)	65,043
Total derivative liabilities (7)	(1,379)	(80,166)	(2,236)		65,043		(18,738)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(7,043)	(1,636)	—		—		(8,679)
Securities of U.S. states and political subdivisions	—	(26)	—		—		(26)
Corporate debt securities	—	(5,055)	—		—		(5,055)
Equity securities	(2,259)	(2)	—		—		(2,261)
Other securities	—	(73)	(6)		—		(79)
Total short sale liabilities	(9,302)	(6,792)	(6)		—		(16,100)
Other liabilities (excluding derivatives)	—	—	(28)		—		(28)
Total liabilities recorded at fair value	$(10,681)	(86,958)	(2,270)		65,043		(34,866)

(1)	The entire balance is collateralized loan obligations.

(2)	Net gains from trading activities recognized in the income statement for the year ended December 31, 2014, include $211 million in net unrealized gains on trading securities held at December 31, 2014.

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

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended September 30, 2015
Trading assets (excluding derivatives)	$—	(8)	10	(10)	10	(2)	—
Available-for-sale securities	—	—	—	—	—	—	—
Mortgages held for sale	—	—	11	(60)	60	(11)	—
Loans	—	—	—	—	—	—	—
Net derivative assets and liabilities (2)	—	—	(3)	—	—	3	—
Short sale liabilities	—	1	(1)	—	—	—	—
Total transfers	$—	(7)	17	(70)	70	(10)	—
Quarter ended September 30, 2014
Trading assets (excluding derivatives)	$—	—	15	(1)	1	(15)	—
Available-for-sale securities	—	—	218	—	—	(218)	—
Mortgages held for sale	—	—	24	(36)	36	(24)	—
Loans	—	—	—	—	—	—	—
Net derivative assets and liabilities (2)	—	—	(16)	83	(83)	16	—
Total transfers	$—	—	241	46	(46)	(241)	—
Nine months ended September 30, 2015
Trading assets (excluding derivatives)	$16	(11)	103	(26)	11	(93)	—
Available-for-sale securities (3)	—	—	76	—	—	(76)	—
Mortgages held for sale	—	—	464	(155)	155	(464)	—
Loans	—	—	—	—	—	—	—
Net derivative assets and liabilities (4)	—	—	49	12	(12)	(49)	—
Short sale liabilities	(1)	1	(1)	1	—	—	—
Total transfers	$15	(10)	691	(168)	154	(682)	—
Nine months ended September 30, 2014
Trading assets (excluding derivatives)	$—	—	55	(29)	29	(55)	—
Available-for-sale securities	—	(8)	323	(148)	148	(315)	—
Mortgages held for sale	—	—	146	(232)	232	(146)	—
Loans	—	—	49	(270)	270	(49)	—
Net derivative assets and liabilities (2)	—	—	(103)	83	(83)	103	—
Total transfers	$—	(8)	470	(596)	596	(462)	—

(1)	All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward table in this Note.

(2)
Includes net derivative liabilities that were transferred from Level 3 to Level 2 due to increased observable market data. Also includes net derivative liabilities that were transferred from Level 2 to Level 3 due to a decrease in observable market data.

(3)
Transfers out of Level 3 exclude $640 million in auction rate perpetual preferred equity securities that were transferred in second quarter 2015 from available-for-sale securities to nonmarketable equity investments in other assets. See Note 6 (Other Assets) for additional information.

(4)
Includes net derivative assets that were transferred from Level 3 to Level 2 due to increased observable market data. Also includes net derivative liabilities that were transferred from Level 2 to Level 3 due to a decrease in observable market data.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2015, are summarized as follows:

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended September 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$8	—	—	1	—	—	9	—
Collateralized loan and other debt obligations	407	(3)	—	(14)	—	—	390	—
Corporate debt securities	33	(1)	—	6	10	(2)	46	(2)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	1	—	—	—	—	—	1	—
Total trading securities	449	(4)	—	(7)	10	(2)	446	(2)
Other trading assets	62	(1)	—	(27)	—	—	34	(25)
Total trading assets (excluding derivatives)	511	(5)	—	(34)	10	(2)	480	(27)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,889	1	1	26	—	—	1,917	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	103	5	(7)	(17)	—	—	84	(2)
Total mortgage-backed securities	103	5	(7)	(17)	—	—	84	(2)
Corporate debt securities	334	4	(9)	52	—	—	381	(4)
Collateralized loan and other debt obligations	924	71	(76)	(194)	—	—	725	—
Asset-backed securities:
Auto loans and leases	260	—	(12)	—	—	—	248	—
Other asset-backed securities	1,320	—	(6)	(74)	—	—	1,240	—
Total asset-backed securities	1,580	—	(18)	(74)	—	—	1,488	—
Total debt securities	4,830	81	(109)	(207)	—	—	4,595	(6)	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	4,830	81	(109)	(207)	—	—	4,595	(6)
Mortgages held for sale	1,623	16	—	(226)	60	(11)	1,462	16	(6)
Loans	5,651	(4)	—	(118)	—	—	5,529	(2)	(6)
Mortgage servicing rights (residential) (7)	12,661	(1,337)	—	454	—	—	11,778	(833)	(6)
Net derivative assets and liabilities:
Interest rate contracts	252	562	—	(371)	—	—	443	219
Commodity contracts	3	1	—	—	—	—	4	2
Equity contracts	(185)	15	—	63	—	3	(104)	109
Foreign exchange contracts	—	—	—	—	—	—	—	—
Credit contracts	(117)	(5)	—	81	—	—	(41)	7
Other derivative contracts	(38)	(32)	—	—	—	—	(70)	(32)
Total derivative contracts	(85)	541	—	(227)	—	3	232	305	(8)
Other assets	2,711	105	—	(8)	—	—	2,808	(5)	(3)
Short sale liabilities	(1)	—	—	1	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(30)	—	—	10	—	—	(20)	—	(6)

(1)	See next page for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2015.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$1	—	—	—	1
Collateralized loan and other debt obligations	152	(166)	—	—	(14)
Corporate debt securities	9	(3)	—	—	6
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Total trading securities	162	(169)	—	—	(7)
Other trading assets	—	(26)	—	(1)	(27)
Total trading assets (excluding derivatives)	162	(195)	—	(1)	(34)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	—	261	(235)	26
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(17)	(17)
Total mortgage-backed securities	—	—	—	(17)	(17)
Corporate debt securities	57	(3)	—	(2)	52
Collateralized loan and other debt obligations	15	(86)	—	(123)	(194)
Asset-backed securities:
Auto loans and leases	—	—	—	—	—
Other asset-backed securities	30	—	30	(134)	(74)
Total asset-backed securities	30	—	30	(134)	(74)
Total debt securities	102	(89)	291	(511)	(207)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	102	(89)	291	(511)	(207)
Mortgages held for sale	44	(436)	246	(80)	(226)
Loans	3	—	93	(214)	(118)
Mortgage servicing rights (residential)	—	6	448	—	454
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(371)	(371)
Commodity contracts	—	—	—	—	—
Equity contracts	—	(32)	—	95	63
Foreign exchange contracts	—	—	—	—	—
Credit contracts	4	—	—	77	81
Other derivative contracts	—	—	—	—	—
Total derivative contracts	4	(32)	—	(199)	(227)
Other assets	1	—	—	(9)	(8)
Short sale liabilities	1	—	—	—	1
Other liabilities (excluding derivatives)	—	—	—	10	10

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2014, are summarized as follows:

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended September 30, 2014
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$8	—	—	(1)	—	—	7	—
Collateralized loan and other debt obligations	581	22	—	(109)	—	(11)	483	(7)
Corporate debt securities	62	(6)	—	(15)	1	(3)	39	(1)
Mortgage-backed securities	1	—	—	2	—	—	3	—
Asset-backed securities	91	(2)	—	(7)	—	—	82	(2)
Equity securities	13	—	—	(3)	—	—	10	—
Total trading securities	756	14	—	(133)	1	(14)	624	(10)
Other trading assets	49	(2)	—	—	—	(1)	46	—
Total trading assets (excluding derivatives)	805	12	—	(133)	1	(15)	670	(10)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	3,169	2	(75)	(226)	—	(218)	2,652	—
Mortgage-backed securities:
Residential	41	—	(1)	(9)	—	—	31	—
Commercial	136	12	(9)	(28)	—	—	111	—
Total mortgage-backed securities	177	12	(10)	(37)	—	—	142	—
Corporate debt securities	284	12	(10)	(29)	—	—	257	—
Collateralized loan and other debt obligations	1,326	14	7	(158)	—	—	1,189	—
Asset-backed securities:
Auto loans and leases	272	—	(19)	—	—	—	253	—
Other asset-backed securities	1,295	2	12	128	—	—	1,437	—
Total asset-backed securities	1,567	2	(7)	128	—	—	1,690	—
Total debt securities	6,523	42	(95)	(322)	—	(218)	5,930	—	(4)
Marketable equity securities:
Perpetual preferred securities	700	4	(17)	(19)	—	—	668	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	700	4	(17)	(19)	—	—	668	—	(5)
Total available-for-sale securities	7,223	46	(112)	(341)	—	(218)	6,598	—
Mortgages held for sale	2,396	(30)	—	(95)	36	(24)	2,283	(31)	(6)
Loans	5,926	(44)	—	(33)	—	—	5,849	(38)	(6)
Mortgage servicing rights (residential) (7)	13,900	(209)	—	340	—	—	14,031	253	(6)
Net derivative assets and liabilities:
Interest rate contracts	183	165	—	(234)	—	—	114	55
Commodity contracts	2	(1)	—	(1)	—	—	—	—
Equity contracts	(50)	99	—	(122)	(83)	16	(140)	46
Foreign exchange contracts	2	—	—	(2)	—	—	—	—
Credit contracts	(266)	8	—	47	—	—	(211)	10
Other derivative contracts	(13)	(12)	—	—	—	—	(25)	—
Total derivative contracts	(142)	259	—	(312)	(83)	16	(262)	111	(8)
Other assets	2,005	62	—	(6)	—	—	2,061	3	(3)
Short sale liabilities	—	—	—	(5)	—	—	(5)	—	(3)
Other liabilities (excluding derivatives)	(45)	(3)	—	19	—	—	(29)	—	(6)

(1)	See next page for detail.

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

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2014
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$4	(5)	—	—	(1)
Collateralized loan and other debt obligations	267	(376)	—	—	(109)
Corporate debt securities	36	(45)	—	(6)	(15)
Mortgage-backed securities	3	(1)	—	—	2
Asset-backed securities	4	(1)	—	(10)	(7)
Equity securities	—	—	—	(3)	(3)
Total trading securities	314	(428)	—	(19)	(133)
Other trading assets	—	—	—	—	—
Total trading assets (excluding derivatives)	314	(428)	—	(19)	(133)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	—	16	(242)	(226)
Mortgage-backed securities:
Residential	—	(9)	—	—	(9)
Commercial	—	(23)	—	(5)	(28)
Total mortgage-backed securities	—	(32)	—	(5)	(37)
Corporate debt securities	3	(23)	—	(9)	(29)
Collateralized loan and other debt obligations	1	—	—	(159)	(158)
Asset-backed securities:
Auto loans and leases	—	—	—	—	—
Other asset-backed securities	—	(2)	230	(100)	128
Total asset-backed securities	—	(2)	230	(100)	128
Total debt securities	4	(57)	246	(515)	(322)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(19)	(19)
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	(19)	(19)
Total available-for-sale securities	4	(57)	246	(534)	(341)
Mortgages held for sale	60	—	—	(155)	(95)
Loans	56	—	103	(192)	(33)
Mortgage servicing rights (residential)	—	—	340	—	340
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(234)	(234)
Commodity contracts	—	—	—	(1)	(1)
Equity contracts	—	(1)	—	(121)	(122)
Foreign exchange contracts	—	—	—	(2)	(2)
Credit contracts	—	34	—	13	47
Other derivative contracts	—	—	—	—	—
Total derivative contracts	—	33	—	(345)	(312)
Other assets	—	—	—	(6)	(6)
Short sale liabilities	4	(9)	—	—	(5)
Other liabilities (excluding derivatives)	—	—	—	19	19

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2015 are summarized as follows:

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Nine months ended September 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$7	—	—	2	—	—	9	—
Collateralized loan and other debt obligations	445	39	—	(94)	—	—	390	5
Corporate debt securities	54	1	—	(8)	10	(11)	46	(2)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	79	16	—	(14)	—	(81)	—	—
Equity securities	10	1	—	(10)	—	—	1	—
Total trading securities	595	57	—	(124)	10	(92)	446	3
Other trading assets	55	4	—	(25)	1	(1)	34	(15)
Total trading assets (excluding derivatives)	650	61	—	(149)	11	(93)	480	(12)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	2,277	4	(14)	(274)	—	(76)	1,917	(5)
Mortgage-backed securities:
Residential	24	4	(6)	(22)	—	—	—	—
Commercial	109	6	(9)	(22)	—	—	84	(2)
Total mortgage-backed securities	133	10	(15)	(44)	—	—	84	(2)
Corporate debt securities	252	7	(12)	134	—	—	381	(2)
Collateralized loan and other debt obligations	1,087	132	(87)	(407)	—	—	725	—
Asset-backed securities:
Auto loans and leases	245	—	3	—	—	—	248	—
Other asset-backed securities	1,372	2	(15)	(119)	—	—	1,240	—
Total asset-backed securities	1,617	2	(12)	(119)	—	—	1,488	—
Total debt securities	5,366	155	(140)	(710)	—	(76)	4,595	(9)	(4)
Marketable equity securities:
Perpetual preferred securities	663	3	(2)	(24)	—	(640)	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	663	3	(2)	(24)	—	(640)	—	—	(5)
Total available-for-sale securities	6,029	158	(142)	(734)	—	(716)	4,595	(9)
Mortgages held for sale	2,313	53	—	(595)	155	(464)	1,462	14	(6)
Loans	5,788	(51)	—	(208)	—	—	5,529	(37)	(6)
Mortgage servicing rights (residential) (7)	12,738	(2,144)	—	1,184	—	—	11,778	(553)	(6)
Net derivative assets and liabilities:
Interest rate contracts	293	987	—	(837)	—	—	443	240
Commodity contracts	1	3	—	2	(2)	—	4	4
Equity contracts	(84)	65	—	(26)	(10)	(49)	(104)	96
Foreign exchange contracts	—	—	—	—	—	—	—	—
Credit contracts	(189)	(4)	—	152	—	—	(41)	2
Other derivative contracts	(44)	(26)	—	—	—	—	(70)	(26)
Total derivative contracts	(23)	1,025	—	(709)	(12)	(49)	232	316	(8)
Other assets	2,593	136	—	79	—	—	2,808	(4)	(3)
Short sale liabilities	(6)	—	—	6	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(28)	(2)	—	10	—	—	(20)	—	(6)

(1)	See next page for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

The following table presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2015.

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$4	(2)	—	—	2
Collateralized loan and other debt obligations	1,060	(1,154)	—	—	(94)
Corporate debt securities	36	(44)	—	—	(8)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	(5)	—	(9)	(14)
Equity securities	—	—	—	(10)	(10)
Total trading securities	1,100	(1,205)	—	(19)	(124)
Other trading assets	3	(27)	—	(1)	(25)
Total trading assets (excluding derivatives)	1,103	(1,232)	—	(20)	(149)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(41)	555	(788)	(274)
Mortgage-backed securities:
Residential	—	(22)	—	—	(22)
Commercial	—	(5)	—	(17)	(22)
Total mortgage-backed securities	—	(27)	—	(17)	(44)
Corporate debt securities	153	(11)	—	(8)	134
Collateralized loan and other debt obligations	74	(188)	—	(293)	(407)
Asset-backed securities:
Auto loans and leases	—	—	—	—	—
Other asset-backed securities	30	(1)	268	(416)	(119)
Total asset-backed securities	30	(1)	268	(416)	(119)
Total debt securities	257	(268)	823	(1,522)	(710)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(24)	(24)
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	(24)	(24)
Total available-for-sale securities	257	(268)	823	(1,546)	(734)
Mortgages held for sale	164	(1,059)	592	(292)	(595)
Loans	70	—	287	(565)	(208)
Mortgage servicing rights (residential)	—	5	1,184	(5)	1,184
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(837)	(837)
Commodity contracts	—	—	—	2	2
Equity contracts	15	(103)	—	62	(26)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	10	(2)	—	144	152
Other derivative contracts	—	—	—	—	—
Total derivative contracts	25	(105)	—	(629)	(709)
Other assets	97	(1)	—	(17)	79
Short sale liabilities	21	(15)	—	—	6
Other liabilities (excluding derivatives)	—	—	—	10	10

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2014 are summarized as follows:

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Nine months ended September 30, 2014
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$39	—	—	(1)	—	(31)	7	—
Collateralized loan and other debt obligations	541	36	—	(83)	4	(15)	483	(38)
Corporate debt securities	53	(9)	—	(26)	25	(4)	39	(1)
Mortgage-backed securities	1	—	—	2	—	—	3	—
Asset-backed securities	122	24	—	(60)	—	(4)	82	24
Equity securities	13	—	—	(3)	—	—	10	(1)
Total trading securities	769	51	—	(171)	29	(54)	624	(16)
Other trading assets	54	(7)	—	—	—	(1)	46	1
Total trading assets (excluding derivatives)	823	44	—	(171)	29	(55)	670	(15)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	3,214	11	(66)	(251)	59	(315)	2,652	(2)
Mortgage-backed securities:
Residential	64	10	(3)	(40)	—	—	31	—
Commercial	138	11	(1)	(37)	—	—	111	(2)
Total mortgage-backed securities	202	21	(4)	(77)	—	—	142	(2)
Corporate debt securities	281	25	(15)	(34)	—	—	257	—
Collateralized loan and other debt obligations	1,420	84	(14)	(301)	—	—	1,189	(2)
Asset-backed securities:
Auto loans and leases	492	—	(24)	(215)	—	—	253	—
Other asset-backed securities	1,657	3	9	(321)	89	—	1,437	—
Total asset-backed securities	2,149	3	(15)	(536)	89	—	1,690	—
Total debt securities	7,266	144	(114)	(1,199)	148	(315)	5,930	(6)	(4)
Marketable equity securities:
Perpetual preferred securities	729	8	(27)	(42)	—	—	668	—
Other marketable equity securities	—	4	—	(4)	—	—	—	—
Total marketable equity securities	729	12	(27)	(46)	—	—	668	—	(5)
Total available-for-sale securities	7,995	156	(141)	(1,245)	148	(315)	6,598	(6)
Mortgages held for sale	2,374	(7)	—	(170)	232	(146)	2,283	(9)	(6)
Loans	5,723	(39)	—	(56)	270	(49)	5,849	(26)	(6)
Mortgage servicing rights (residential) (7)	15,580	(2,449)	—	900	—	—	14,031	(1,023)	(6)
Net derivative assets and liabilities:
Interest rate contracts	(40)	1,078	—	(924)	—	—	114	166
Commodity contracts	(10)	(22)	—	(2)	(3)	37	—	(1)
Equity contracts	(46)	118	—	(198)	(80)	66	(140)	(1)
Foreign exchange contracts	9	5	—	(14)	—	—	—	—
Credit contracts	(375)	21	—	143	—	—	(211)	30
Other derivative contracts	(3)	(22)	—	—	—	—	(25)	—
Total derivative contracts	(465)	1,178	—	(995)	(83)	103	(262)	194	(8)
Other assets	1,503	(31)	—	589	—	—	2,061	(3)	(3)
Short sale liabilities	—	(1)	—	(4)	—	—	(5)	—	(3)
Other liabilities (excluding derivatives)	(39)	(10)	—	20	—	—	(29)	(1)	(6)

(1)	See next page for detail.

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

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2014
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$10	(10)	—	(1)	(1)
Collateralized loan and other debt obligations	718	(797)	—	(4)	(83)
Corporate debt securities	59	(85)	—	—	(26)
Mortgage-backed securities	3	(1)	—	—	2
Asset-backed securities	15	(45)	—	(30)	(60)
Equity securities	—	—	—	(3)	(3)
Total trading securities	805	(938)	—	(38)	(171)
Other trading assets	1	(1)	—	—	—
Total trading assets (excluding derivatives)	806	(939)	—	(38)	(171)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	73	(55)	284	(553)	(251)
Mortgage-backed securities:
Residential	—	(38)	—	(2)	(40)
Commercial	—	(31)	—	(6)	(37)
Total mortgage-backed securities	—	(69)	—	(8)	(77)
Corporate debt securities	10	(32)	10	(22)	(34)
Collateralized loan and other debt obligations	134	(32)	—	(403)	(301)
Asset-backed securities:
Auto loans and leases	—	—	—	(215)	(215)
Other asset-backed securities	87	(14)	344	(738)	(321)
Total asset-backed securities	87	(14)	344	(953)	(536)
Total debt securities	304	(202)	638	(1,939)	(1,199)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(42)	(42)
Other marketable equity securities	—	(4)	—	—	(4)
Total marketable equity securities	—	(4)	—	(42)	(46)
Total available-for-sale securities	304	(206)	638	(1,981)	(1,245)
Mortgages held for sale	166	(21)	—	(315)	(170)
Loans	58	—	309	(423)	(56)
Mortgage servicing rights (residential)	—	—	900	—	900
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(924)	(924)
Commodity contracts	—	—	—	(2)	(2)
Equity contracts	—	(116)	—	(82)	(198)
Foreign exchange contracts	—	—	—	(14)	(14)
Credit contracts	2	106	—	35	143
Other derivative contracts	—	—	—	—	—
Total derivative contracts	2	(10)	—	(987)	(995)
Other assets	609	(1)	—	(19)	589
Short sale liabilities	10	(14)	—	—	(4)
Other liabilities (excluding derivatives)	—	—	—	20	20

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

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
September 30, 2015
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,625		Discounted cash flow	Discount rate	0.5	-	5.8%		1.5
	54		Vendor priced
Auction rate securities and other municipal bonds	247		Discounted cash flow	Discount rate	1.5	-	5.9		3.7
				Weighted average life	1.8	-	18.8	yrs	8.7
Collateralized loan and other debt obligations (2)	400		Market comparable pricing	Comparability adjustment	(18.2)	-	35.0%		2.9
	715		Vendor priced
Asset-backed securities:
Auto loans and leases	248		Discounted cash flow	Discount rate	(0.3)	-	(0.3)		(0.3)
Other asset-backed securities:
Diversified payment rights (3)	556		Discounted cash flow	Discount rate	0.9	-	5.3		3.0
Other commercial and consumer	616	(4)	Discounted cash flow	Discount rate	2.4	-	5.9		3.4
				Weighted average life	1.2	-	8.8	yrs	3.9
	68		Vendor priced
Mortgages held for sale (residential)	1,410		Discounted cash flow	Default rate	0.3	-	12.1%		2.9
				Discount rate	1.1	-	6.3		4.6
				Loss severity	0.0	-	22.6		11.9
				Prepayment rate	2.6	-	18.4		8.9
	52		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(31.5)
Loans	5,529	(5)	Discounted cash flow	Discount rate	0.0	-	3.5		2.9
				Prepayment rate	0.2	-	100.0		13.9
				Utilization rate	0.0	-	0.8		0.3
Mortgage servicing rights (residential)	11,778		Discounted cash flow	Cost to service per loan (6)	$68	-	624		165
				Discount rate	6.2	-	11.6%		7.0
				Prepayment rate (7)	8.6	-	24.7		12.4
Net derivative assets and (liabilities):
Interest rate contracts	283		Discounted cash flow	Default rate	0.07	-	9.60		2.72
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	0.3	-	2.5		2.2
Interest rate contracts: derivative loan commitments	160	(8)	Discounted cash flow	Fall-out factor	1.0	-	99.0		24.8
				Initial-value servicing	(22.4)	-	159.0	bps	64.4
Equity contracts	66		Discounted cash flow	Conversion factor	(11.0)	-	0.0%		(8.2)
				Weighted average life	0.8	-	2.3	yrs	1.6
	(170)		Option model	Correlation factor	(65.0)	-	98.5%		33.9
				Volatility factor	8.3	-	87.3		29.5
Credit contracts	(48)		Market comparable pricing	Comparability adjustment	(30.4)	-	35.1		2.2
	7		Option model	Credit spread	0.1	-	16.7		1.4
				Loss severity	11.5	-	72.5		49.3

Other assets: nonmarketable equity investments	2,745		Market comparable pricing	Comparability adjustment	(20.3)	-	(3.3)		(15.4)

Insignificant Level 3 assets, net of liabilities	523	(9)
Total level 3 assets, net of liabilities	$26,864	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $316 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.

(5)	Consists predominantly of reverse mortgage loans securitized with GNMA that were accounted for as secured borrowing transactions.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $68 - $350.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)	Total derivative loan commitments were a net asset of $160 million.

(9)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, certain other assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts and other derivative contracts.

(10)	Consists of total Level 3 assets of $28.4 billion and total Level 3 liabilities of $1.5 billion, before netting of derivative balances.

Note 13: Fair Values of Assets and Liabilities (continued)

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
December 31, 2014
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,900		Discounted cash flow	Discount rate	0.4	-	5.6%		1.5
	61		Vendor priced
Auction rate securities and other municipal bonds	323		Discounted cash flow	Discount rate	1.5	-	7.6		3.9
				Weighted average life	1.3	-	19.4	yrs	6.4
Collateralized loan and other debt obligations (2)	565		Market comparable pricing	Comparability adjustment	(53.9)	-	25.0%		0.9
	967		Vendor priced
Asset-backed securities:
Auto loans and leases	245		Discounted cash flow	Discount rate	0.4	-	0.4		0.4
Other asset-backed securities:
Diversified payment rights (3)	661		Discounted cash flow	Discount rate	0.9	-	7.1		2.9
Other commercial and consumer	750	(4)	Discounted cash flow	Discount rate	1.9	-	21.5		5.0
				Weighted average life	1.6	-	10.7	yrs	4.0
	40		Vendor priced
Marketable equity securities: perpetual preferred	663	(5)	Discounted cash flow	Discount rate	4.1	-	9.3%		6.6
				Weighted average life	1.0	-	11.8	yrs	9.7
Mortgages held for sale (residential)	2,235		Discounted cash flow	Default rate	0.4	-	15.0%		2.6
				Discount rate	1.1	-	7.7		5.2
				Loss severity	0.1	-	26.4		18.3
				Prepayment rate	2.0	-	15.5		8.1
	78		Market comparable pricing	Comparability adjustment	(93.0)	-	10.0		(30.0)
Loans	5,788	(6)	Discounted cash flow	Discount rate	0.0	-	3.8		3.1
				Prepayment rate	0.6	-	100.0		11.2
				Utilization rate	0.0	-	1.0		0.4
Mortgage servicing rights (residential)	12,738		Discounted cash flow	Cost to service per loan (7)	$86	-	683		179
				Discount rate	5.9	-	16.9%		7.6
				Prepayment rate (8)	8.0	-	22.0		12.5
Net derivative assets and (liabilities):
Interest rate contracts	196		Discounted cash flow	Default rate	0.00	-	0.02		0.01
				Loss severity	50.0	-	50.0		50.0
Interest rate contracts: derivative loan commitments	97		Discounted cash flow	Fall-out factor	1.0	-	99.0		24.5
				Initial-value servicing	(31.1)	-	113.3	bps	46.5
Equity contracts	162		Discounted cash flow	Conversion factor	(11.2)	-	0.0%		(8.4)
				Weighted average life	1.0	-	2.0	yrs	1.3
	(246)		Option model	Correlation factor	(56.0)	-	96.3%		42.1
				Volatility factor	8.3	-	80.9		28.3
Credit contracts	(192)		Market comparable pricing	Comparability adjustment	(28.6)	-	26.3		1.8
	3		Option model	Credit spread	0.0	-	17.0		0.9
				Loss severity	11.5	-	72.5		48.7

Other assets: nonmarketable equity investments	2,512		Market comparable pricing	Comparability adjustment	(19.7)	-	(4.0)		(14.7)

Insignificant Level 3 assets, net of liabilities	507	(9)
Total level 3 assets, net of liabilities	$30,054	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $500 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.

(5)	Consists of auction rate preferred equity securities with no maturity date that are callable by the issuer.

(6)	Consists predominantly of reverse mortgage loans securitized with GNMA that were accounted for as secured borrowing transactions.

(7)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $86 - $270.

(8)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

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

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting or write-downs of individual assets. The following table provides the fair value hierarchy and carrying amount of all assets that were still held as of September 30, 2015, and December 31, 2014, and for which a nonrecurring fair value adjustment was recorded during the periods presented.

	September 30, 2015				December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	1,559	946	2,505	—	2,197	1,098	3,295
Loans held for sale	—	13	—	13	—	—	—	—
Loans:
Commercial	—	120	—	120	—	243	—	243
Consumer	—	1,163	11	1,174	—	2,018	5	2,023
Total loans (2)	—	1,283	11	1,294	—	2,261	5	2,266
Other assets (3)	—	282	541	823	—	417	460	877

(1)	Predominantly real estate 1-4 family first mortgage loans.

(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Includes the fair value of foreclosed real estate, other collateral owned and nonmarketable equity investments.

The following table presents the increase (decrease) in value of certain assets for which a nonrecurring fair value adjustment has been recognized during the periods presented.

	Nine months ended September 30,
(in millions)	2015	2014
Mortgages held for sale (LOCOM)	$17	40
Loans held for sale	(3)	—
Loans:
Commercial	(113)	(90)
Consumer	(816)	(1,093)
Total loans (1)	(929)	(1,183)
Other assets (2)	(223)	(265)
Total	$(1,138)	(1,408)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

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

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
September 30, 2015
Residential mortgages held for sale (LOCOM)	$946	(3)	Discounted cash flow	Default rate	(5)	0.2	—	9.6%	2.4%
				Discount rate		1.5	—	8.5	3.6
				Loss severity		0.0	—	29.4	3.1
				Prepayment rate	(6)	2.3	—	100.0	58.2
Other assets:
Private equity fund investments (4)	—		Market comparable pricing	Comparability adjustment		—	—	—	—
Other nonmarketable equity investments	213		Market comparable pricing	Comparability adjustment		4.8	—	8.0	7.1
Insignificant level 3 assets	339
Total	$1,498
December 31, 2014
Residential mortgages held for sale (LOCOM)	$1,098	(3)	Discounted cash flow	Default rate	(5)	0.9	—	3.8%	2.1%
				Discount rate		1.5	—	8.5	3.6
				Loss severity		0.0	—	29.8	3.8
				Prepayment rate	(6)	2.0	—	100.0	65.5
Other assets:
Private equity fund investments (4)	171		Market comparable pricing	Comparability adjustment		6.0	—	6.0	6.0
Insignificant level 3 assets	294
Total	$1,563

(1)	Refer to the narrative following the recurring quantitative Level 3 table of this Note for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MHFS, weighted averages are calculated using outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $899 million and $1.0 billion government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at September 30, 2015 and December 31, 2014, respectively, and $47 million and $78 million of other mortgage loans which are not government insured/guaranteed at September 30, 2015 and December 31, 2014, respectively.

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

(in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
September 30, 2015
Offshore funds	$28	—	Daily - Monthly	1 - 30 days
Hedge funds	1	—	Daily - Quarterly	1-90 days
Private equity funds (1)(2)	921	192	N/A	N/A
Venture capital funds (2)	97	9	N/A	N/A
Total (3)	$1,047	201
December 31, 2014
Offshore funds	$125	—	Daily - Quarterly	1 - 60 days
Hedge funds	1	—	Daily - Quarterly	1-90 days
Private equity funds (1)(2)	1,313	243	N/A	N/A
Venture capital funds (2)	68	9	N/A	N/A
Total (3)	$1,507	252
N/A - Not applicable

(1)
Excludes a private equity fund investment of $0 million and $171 million at September 30, 2015, and December 31, 2014, respectively. This investment was sold in second quarter 2015 for an amount different from the fund’s NAV.

(2)	Includes certain investments subject to the Volcker Rule that we may have to divest.

(3)
September 30, 2015, and December 31, 2014, include $922 million and $1.3 billion, respectively, of fair value for nonmarketable equity investments carried at cost for which we use NAVs as a practical expedient to determine nonrecurring fair value adjustments. The fair values of investments that had nonrecurring fair value adjustments were $133 million and $108 million at September 30, 2015, and December 31, 2014, respectively.

Offshore funds primarily invest in foreign mutual funds. Redemption restrictions are in place for investments with a fair value of $0 million and $24 million at September 30, 2015, and December 31, 2014, respectively.
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

	September 30, 2015			December 31, 2014
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets - loans:
Total loans	$805	850	(45)	1,387	1,410	(23)
Nonaccrual loans	—	—	—	—	1	(1)
Mortgages held for sale:
Total loans	17,627	17,027	600	15,565	15,246	319
Nonaccrual loans	81	137	(56)	160	252	(92)
Loans 90 days or more past due and still accruing	19	21	(2)	27	30	(3)
Loans held for sale:
Total loans	—	5	(5)	1	10	(9)
Nonaccrual loans	—	5	(5)	1	10	(9)
Loans:
Total loans	5,529	5,319	210	5,788	5,527	261
Nonaccrual loans	406	422	(16)	367	376	(9)
Other assets (1)	2,745	n/a	n/a	2,512	n/a	n/a

(1)	Consists of nonmarketable equity investments carried at fair value. See Note 6 (Other Assets) for more information.

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

	2015			2014
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended September 30,
Trading assets - loans	$—	(16)	1	—	8	1
Mortgages held for sale	662	—	—	365	—	—
Loans	—	—	(2)	—	—	(44)
Other assets	—	—	109	—	—	62
Other interests held (1)	—	(3)	—	—	(2)	—
Nine months ended September 30,
Trading assets - loans	$—	3	3	—	25	4
Mortgages held for sale	1,559	—	—	1,565	—	—
Loans	—	—	(45)	—	—	(43)
Other assets	—	—	137	—	—	(30)
Other interests held (1)	—	(5)	—	—	(7)	—

(1)	Consists of retained interests in securitizations and changes in fair value of letters of credit.

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

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2015	2014	2015	2014
Gains (losses) attributable to instrument-specific credit risk:
Trading assets - loans	$(16)	7	3	25
Mortgages held for sale	(5)	7	43	62
Total	$(21)	14	46	87

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

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2015
Financial assets
Cash and due from banks (1)	$17,395	17,395	—	—	17,395
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	254,811	17,668	236,966	177	254,811
Held-to-maturity securities	78,668	45,974	30,533	3,612	80,119
Mortgages held for sale (2)	4,213	—	3,269	946	4,215
Loans held for sale (2)	430	—	438	—	438
Loans, net (3)	874,085	—	60,970	826,736	887,706
Nonmarketable equity investments (cost method)	6,786	—	—	7,916	7,916
Financial liabilities
Deposits	1,202,179	—	1,171,938	30,421	1,202,359
Short-term borrowings (1)	88,069	—	88,069	—	88,069
Long-term debt (4)	185,266	—	174,284	10,418	184,702
December 31, 2014
Financial assets
Cash and due from banks (1)	$19,571	19,571	—	—	19,571
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	258,429	8,991	249,438	—	258,429
Held-to-maturity securities	55,483	41,548	9,021	5,790	56,359
Mortgages held for sale (2)	3,971	—	2,875	1,098	3,973
Loans held for sale (2)	721	—	739	—	739
Loans, net (3)	832,671	—	60,052	784,786	844,838
Nonmarketable equity investments (cost method)	7,033	—	—	8,377	8,377
Financial liabilities
Deposits	1,168,310	—	1,132,845	35,566	1,168,411
Short-term borrowings (1)	63,518	—	63,518	—	63,518
Long-term debt (4)	183,934	—	174,996	10,479	185,475

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which we elected the fair value option.

(3)
Loans exclude balances for which the fair value option was elected and also exclude lease financing with a carrying amount of $12.1 billion and $12.3 billion at September 30, 2015 and December 31, 2014, respectively.

(4)	The carrying amount and fair value exclude obligations under capital leases of $8 million at September 30, 2015 and $9 million at December 31, 2014.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance, which totaled $992 million and $945 million at September 30, 2015 and December 31, 2014, respectively.

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

	September 30, 2015		December 31, 2014
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series G
7.25% Class A Preferred Stock	15,000	50,000	15,000	50,000
Series H
Floating Class A Preferred Stock	20,000	50,000	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.000% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	—	—
Series V
6.000% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	—	—
ESOP
Cumulative Convertible Preferred Stock (1)	—	1,461,819	—	1,251,287
Total		11,928,529		11,597,997

(1)	See the ESOP Cumulative Convertible Preferred Stock section of this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

	September 30, 2015				December 31, 2014
(in millions, except shares)	Shares issued and outstanding	Par value	Carrying value	Discount	Shares issued and outstanding	Par value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.000% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	—	—	—	—
Series V (1)
6.000% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	—	—	—	—
ESOP
Cumulative Convertible Preferred Stock	1,461,819	1,462	1,462	—	1,251,287	1,251	1,251	—
Total	11,469,350	$23,823	22,424	1,399	11,138,818	$20,612	19,213	1,399

(1)	Preferred shares qualify as Tier 1 capital.

In January 2015, we issued 2 million Depositary Shares, each representing a 1/25th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series U, for an aggregate public offering price of $2.0 billion. In September 2015, we issued 40 million Depositary Shares, each representing a 1/1,000th interest in a share of the Non-Cumulative Perpetual Class A Preferred Stock, Series V, for an aggregate public offering price of $1.0 billion.
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

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2015	394,841	—	$395	—	8.90%	9.90
2014	318,791	352,158	319	352	8.70	9.70
2013	251,304	288,000	251	288	8.50	9.50
2012	166,353	189,204	166	189	10.00	11.00
2011	177,614	205,263	178	205	9.00	10.00
2010	113,234	141,011	113	141	9.50	10.50
2008	28,972	42,204	29	42	10.50	11.50
2007	10,710	24,728	11	25	10.75	11.75
2006	—	8,719	—	9	10.75	11.75
Total ESOP Preferred Stock (1)	1,461,819	1,251,287	$1,462	1,251
Unearned ESOP shares (2)			$(1,590)	(1,360)

(1)	At September 30, 2015 and December 31, 2014, additional paid-in capital included $128 million and $109 million, respectively, related to ESOP preferred stock.

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
The net periodic benefit cost was:

	2015			2014
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended September 30,
Service cost	$1	—	1	1	—	1
Interest cost	107	5	11	116	6	12
Expected return on plan assets	(161)	—	(8)	(157)	—	(9)
Amortization of net actuarial loss (gain)	27	5	(1)	22	4	(7)
Amortization of prior service credit	—	—	(1)	—	—	(1)
Settlement loss	—	—	—	—	—	—
Net periodic benefit cost (income)	$(26)	10	2	(18)	10	(4)
Nine months ended September 30,
Service cost	$2	—	5	1	—	5
Interest cost	321	18	32	349	20	32
Expected return on plan assets	(483)	—	(26)	(472)	—	(27)
Amortization of net actuarial loss (gain)	81	14	(3)	68	9	(21)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Settlement loss	—	13	—	—	2	—
Net periodic benefit cost (income)	$(79)	45	6	(54)	31	(13)

Note 16: Earnings Per Common Share
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Wells Fargo net income	$5,796	5,729	$17,319	17,348
Less: Preferred stock dividends and other	353	321	1,052	909
Wells Fargo net income applicable to common stock (numerator)	$5,443	5,408	$16,267	16,439
Earnings per common share
Average common shares outstanding (denominator)	5,125.8	5,225.9	5,145.9	5,252.2
Per share	$1.06	1.04	$3.16	3.13
Diluted earnings per common share
Average common shares outstanding	5,125.8	5,225.9	5,145.9	5,252.2
Add: Stock options	25.5	32.3	27.3	33.4
Restricted share rights	29.0	38.9	33.0	41.4
Warrants	13.5	13.3	14.1	12.2
Diluted average common shares outstanding (denominator)	5,193.8	5,310.4	5,220.3	5,339.2
Per share	$1.05	1.02	$3.12	3.08

The following table presents any outstanding options and warrants to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

	Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Options	5.0	7.2	5.9	8.2

Note 17: Other Comprehensive Income
The following table provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

	Quarter ended September 30,						Nine months ended September 30,
	2015			2014			2015			2014
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities:
Net unrealized gains (losses) arising during the period	$(441)	148	(293)	(944)	260	(684)	(2,017)	779	(1,238)	3,866	(1,569)	2,297
Reclassification of net (gains) losses to net income:
Interest income on investment securities (1)	1	(1)	—	(5)	2	(3)	(1)	—	(1)	(31)	12	(19)
Net gains on debt securities	(147)	52	(95)	(253)	96	(157)	(606)	225	(381)	(407)	154	(253)
Net gains from equity investments	(288)	107	(181)	(403)	152	(251)	(345)	128	(217)	(767)	289	(478)
Other noninterest income	(5)	2	(3)	—	—	—	(5)	2	(3)	—	—	—
Subtotal reclassifications to net income	(439)	160	(279)	(661)	250	(411)	(957)	355	(602)	(1,205)	455	(750)
Net change	(880)	308	(572)	(1,605)	510	(1,095)	(2,974)	1,134	(1,840)	2,661	(1,114)	1,547
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	1,769	(667)	1,102	(34)	13	(21)	2,233	(842)	1,391	222	(84)	138
Reclassification of net (gains) losses to net income:
Interest income on investment securities	—	—	—	—	—	—	(2)	1	(1)	(1)	1	—
Interest income on loans	(297)	112	(185)	(133)	49	(84)	(806)	304	(502)	(387)	145	(242)
Interest expense on long-term debt	4	(2)	2	6	(2)	4	13	(5)	8	40	(15)	25
Subtotal reclassifications to net income	(293)	110	(183)	(127)	47	(80)	(795)	300	(495)	(348)	131	(217)
Net change	1,476	(557)	919	(161)	60	(101)	1,438	(542)	896	(126)	47	(79)
Defined benefit plans adjustments:
Net actuarial losses arising during the period	—	—	—	—	—	—	(11)	4	(7)	(12)	5	(7)
Reclassification of amounts to net periodic benefit costs (2):
Amortization of net actuarial loss	31	(12)	19	19	(8)	11	92	(35)	57	56	(22)	34
Settlements and other	(1)	1	—	(1)	1	—	11	(4)	7	—	—	—
Subtotal reclassifications to net periodic benefit costs	30	(11)	19	18	(7)	11	103	(39)	64	56	(22)	34
Net change	30	(11)	19	18	(7)	11	92	(35)	57	44	(17)	27
Foreign currency translation adjustments:
Net unrealized losses arising during the period	(59)	(8)	(67)	(32)	(3)	(35)	(104)	(13)	(117)	(32)	(3)	(35)
Reclassification of net losses to net income:
Noninterest income	—	—	—	—	—	—	—	—	—	6	—	6
Net change	(59)	(8)	(67)	(32)	(3)	(35)	(104)	(13)	(117)	(26)	(3)	(29)
Other comprehensive income (loss)	$567	(268)	299	(1,780)	560	(1,220)	(1,548)	544	(1,004)	2,553	(1,087)	1,466
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			(22)			(221)			125			(266)
Wells Fargo other comprehensive income (loss), net of tax			$321			(999)			(1,129)			1,732

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Cumulative OCI balances were:

(in millions)	Investment securities	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended September 30, 2015
Balance, beginning of period	$3,509	310	(1,665)	(86)	2,068
Net unrealized gains (losses) arising during the period	(293)	1,102	—	(67)	742
Amounts reclassified from accumulated other comprehensive income	(279)	(183)	19	—	(443)
Net change	(572)	919	19	(67)	299
Less: Other comprehensive loss from noncontrolling interests	(20)	—	—	(2)	(22)
Balance, end of period	$2,957	1,229	(1,646)	(151)	2,389
Quarter ended September 30, 2014
Balance, beginning of period	$5,025	102	(1,037)	27	4,117
Net unrealized losses arising during the period	(684)	(21)	—	(35)	(740)
Amounts reclassified from accumulated other comprehensive income	(411)	(80)	11	—	(480)
Net change	(1,095)	(101)	11	(35)	(1,220)
Less: Other comprehensive loss from noncontrolling interests	(221)	—	—	—	(221)
Balance, end of period	$4,151	1	(1,026)	(8)	3,118
Nine months ended September 30, 2015
Balance, beginning of period	$4,926	333	(1,703)	(38)	3,518
Net unrealized gains (losses) arising during the period	(1,238)	1,391	(7)	(117)	29
Amounts reclassified from accumulated other comprehensive income	(602)	(495)	64	—	(1,033)
Net change	(1,840)	896	57	(117)	(1,004)
Less: Other comprehensive income (loss) from noncontrolling interests	129	—	—	(4)	125
Balance, end of period	$2,957	1,229	(1,646)	(151)	2,389
Nine months ended September 30, 2014
Balance, beginning of period	$2,338	80	(1,053)	21	1,386
Net unrealized gains (losses) arising during the period	2,297	138	(7)	(35)	2,393
Amounts reclassified from accumulated other comprehensive income	(750)	(217)	34	6	(927)
Net change	1,547	(79)	27	(29)	1,466
Less: Other comprehensive loss from noncontrolling interests	(266)	—	—	—	(266)
Balance, end of period	$4,151	1	(1,026)	(8)	3,118

Note 18: Operating Segments
We have three reportable operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM) (formerly Wealth, Brokerage and Retirement). We define our operating segments by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to GAAP for financial accounting. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies.

If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. Effective third quarter 2015, we realigned our asset management business from Wholesale Banking to WIM, and realigned our reinsurance business from WIM and our strategic auto investments from Community Banking to Wholesale Banking. Results for these operating segments were revised for prior periods to reflect the impact of these realignments. For a description of our operating segments, including the underlying management accounting process, see Note 24 (Operating Segments) to Financial Statements in our 2014 Form 10-K.

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Quarter ended Sep 30,
Net interest income (2)	$7,822	7,455	3,128	3,061	887	753	(380)	(328)	11,457	10,941
Provision (reversal of provision) for credit losses	658	465	45	(85)	(6)	(25)	6	13	703	368
Noninterest income	5,796	5,356	2,442	2,606	2,991	3,052	(811)	(742)	10,418	10,272
Noninterest expense	7,219	7,049	3,036	2,997	2,909	2,945	(765)	(743)	12,399	12,248
Income (loss) before income tax expense (benefit)	5,741	5,297	2,489	2,755	975	885	(432)	(340)	8,773	8,597
Income tax expense (benefit)	1,861	1,603	722	830	371	338	(164)	(129)	2,790	2,642
Net income (loss) before noncontrolling interests	3,880	3,694	1,767	1,925	604	547	(268)	(211)	5,983	5,955
Less: Net income (loss) from noncontrolling interests	194	233	(5)	(4)	(2)	(3)	—	—	187	226
Net income (loss) (3)	$3,686	3,461	1,772	1,929	606	550	(268)	(211)	5,796	5,729
Average loans	$511.0	498.3	363.1	316.8	61.1	52.6	(40.1)	(34.5)	895.1	833.2
Average assets	977.1	944.8	652.6	562.0	192.6	185.2	(75.9)	(74.1)	1,746.4	1,617.9
Average core deposits	690.5	646.9	311.3	278.3	163.0	153.7	(71.2)	(66.7)	1,093.6	1,012.2
Nine months ended Sep 30,
Net interest income (2)	$23,051	22,075	9,215	9,021	2,545	2,221	(1,098)	(970)	33,713	32,347
Provision (reversal of provision) for credit losses	1,638	1,163	(19)	(227)	(19)	(58)	11	32	1,611	910
Noninterest income	15,980	15,883	7,902	7,691	9,285	9,135	(2,409)	(2,152)	30,758	30,557
Noninterest expense	21,442	20,839	9,191	8,843	9,069	8,927	(2,327)	(2,219)	37,375	36,390
Income (loss) before income tax expense (benefit)	15,951	15,956	7,945	8,096	2,780	2,487	(1,191)	(935)	25,485	25,604
Income tax expense (benefit)	4,921	4,781	2,309	2,418	1,054	944	(452)	(355)	7,832	7,788
Net income (loss) before noncontrolling interests	11,030	11,175	5,636	5,678	1,726	1,543	(739)	(580)	17,653	17,816
Less: Net income (loss) from noncontrolling interests	337	469	(8)	(3)	5	2	—	—	334	468
Net income (loss) (3)	$10,693	10,706	5,644	5,681	1,721	1,541	(739)	(580)	17,319	17,348
Average loans	$507.8	502.7	348.4	309.2	59.1	51.2	(38.9)	(33.7)	876.4	829.4
Average assets	984.0	914.5	628.6	544.0	191.1	185.4	(75.7)	(74.3)	1,728.0	1,569.6
Average core deposits	681.8	637.8	306.2	267.7	161.4	154.3	(70.6)	(67.1)	1,078.8	992.7

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

(3)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth and Investment Management segments and Wells Fargo net income for the consolidated company.

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
The following table presents regulatory capital information for Wells Fargo & Company and the Bank using Basel III, which increased minimum required capital ratios, and introduced a minimum Common Equity Tier 1 (CET1) ratio. Beginning second quarter 2015, our capital ratios were calculated in accordance with the Basel III Standardized and Advanced Approaches. Accordingly, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. The information presented for 2015 reflects the transition to determining risk-weighted assets (RWAs) under the Basel III Standardized and Advanced Approaches with Transition Requirements from RWAs determined using general risk-based capital rules (General Approach) effective in 2014. The Standardized and General Approaches each apply assigned risk weights to broad risk categories but many of the risk categories and/or weights were changed by Basel III for the Standardized Approach and will generally result in higher risk-weighted assets than from those prescribed for the General Approach. Calculation of RWAs under the Advanced Approach differs by requiring applicable banks to utilize a risk-sensitive methodology, which relies upon the use of internal credit models, and includes an operational risk component. The Basel III revised definition of capital, and changes are being phased-in effective January 1, 2014, through the end of 2021.
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2015, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.

		Wells Fargo & Company			Wells Fargo Bank, N.A.
	Advanced Approach	Standardized Approach	General Approach	Advanced Approach	Standardized Approach	General Approach	Advanced & Standardized Approach Minimum capital ratios (1)
(in billions, except ratios)	Sep 30, 2015	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015
Regulatory capital:
Common equity tier 1	$142.9	$142.9	137.1	124.9	124.9	119.9
Tier 1	163.2	163.2	154.7	124.9	124.9	119.9
Total	192.2	202.9	192.9	138.5	148.2	144.0
Assets:
Risk-weighted	$1,293.9	$1,314.4	1,242.5	1,112.6	1,195.0	1,142.5
Adjusted average (2)	1,715.5	1,715.5	1,637.0	1,546.3	1,546.3	1,487.6
Regulatory capital ratios:
Common equity tier 1 capital	11.05%	10.87	11.04	11.22	10.45	10.49	4.50
Tier 1 capital	12.61	12.42	12.45	11.22	10.45	10.49	6.00
Total capital	14.86	15.44	15.53	12.45	12.40	12.61	8.00
Tier 1 leverage (2)	9.51	9.51	9.45	8.08	8.08	8.06	4.00

(1)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC, which apply to Wells Fargo & Company and Wells Fargo Bank, N.A..

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2015.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
July (2)	16,635,418	$55.75	139,039,366
August (2)	34,034,185	56.09	105,005,181
September	988,453	51.81	104,016,728
Total	51,658,056

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 26, 2014. Unless modified or revoked by the Board, this authorization does not expire.

(2)
July includes a private repurchase transaction of 13,562,019 shares at a weighted-average price per share of $55.30 and August includes a private repurchase transaction of 17,600,304 shares at a weighted-average price per share of $56.82.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended September 30, 2015.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be purchased
July	—	$—	451,944,402
August	—	—	451,944,402
September	—	—	451,944,402
Total	—

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

Dated: November 4, 2015                                                             WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description					Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.					Filed herewith.
3(b)	By-Laws.					Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2011.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
12(a)	Computation of Ratios of Earnings to Fixed Charges:					Filed herewith.
		Quarter ended Sep 30,		Nine months ended Sep 30,
		2015	2014	2015	2014
	Including interest on deposits	8.88	8.47	8.81	8.58
	Excluding interest on deposits	11.02	10.88	11.06	11.11

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:					Filed herewith.
		Quarter ended Sep 30,		Nine months ended Sep 30,
		2015	2014	2015	2014
	Including interest on deposits	5.99	5.97	5.97	6.14
	Excluding interest on deposits	6.82	7.00	6.86	7.26

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.
101.INS	XBRL Instance Document					Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document					Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document					Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed herewith.