Form 10-K
period 2015-12-31
WELLS FARGO & COMPANY/MN
filed 2016-02-24
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015            Commission File Number 001‑2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)
Delaware                                                       No. 41-0449260
(State of incorporation)                      (I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94163
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code:  1-866-878-5865

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3 Warrants to purchase shares of Common Stock (expiring October 28, 2018)	New York Stock Exchange (NYSE) NYSE
Depositary Shares, each representing a 1/40th interest in a share of 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series N	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series O	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series P	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series T	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series V	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series W	NYSE
Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	NYSE

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
Yes ☐   No ☑
At June 30, 2015, the aggregate market value of common stock held by non-affiliates was approximately $288.4 billion, based on a closing price of $56.24. At January 29, 2016, 5,076,712,397 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K
1. Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2015 (“2015 Annual Report to Stockholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.
2. Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2016 (“2016 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS

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
At December 31, 2015, we had assets of $1.8 trillion, loans of $917 billion, deposits of $1.2 trillion and stockholders’ equity of $193 billion. Based on assets, we were the third largest bank holding company in the United States. At December 31, 2015, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.6 trillion, or 90% of the Company’s assets.
At December 31, 2015, we had 264,700 active, full-time equivalent team members.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available for free at www.wellsfargo.com/about/investor-relations/filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). They are also available for free on the SEC’s website at www.sec.gov.

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
We have three operating segments for management reporting purposes: Community Banking; Wholesale Banking; and Wealth and Investment Management. The 2015 Annual Report to Stockholders includes financial information and descriptions of these operating segments.

Competition

The financial services industry is highly competitive. Our subsidiaries compete with financial services providers such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, investment banks and mutual fund companies. They also face increased competition from nonbank institutions such as brokerage houses, private equity firms and online lending companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.
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

REGULATION AND SUPERVISION

We describe below, and in Note 3 (Cash, Loan and Dividend Restrictions) and Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2015 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as foreign governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Regulatory Reform” and "Risk Factors" sections in the 2015 Annual Report to Stockholders for additional information.

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
FRB approval is generally not required for us to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior notice to the FRB may be required, however, if the company to be acquired has total consolidated assets of $10 billion or more. Prior FRB approval is required before we may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, the FRB has implemented a final rule under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) that also prohibits our ability to merge, acquire all or substantially all of the assets of, or acquire control of another company if our total resulting consolidated liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies.
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

Interstate Banking.  Under the Riegle-Neal Interstate Banking and Branching Act (Riegle-Neal Act), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Riegle-Neal Act also authorizes banks to merge across state lines, subject to the same deposit limits noted above, thereby creating interstate branches. Banks are also permitted to acquire and to establish new branches in other states.

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

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2015 Annual Report to Stockholders.
In addition to these restrictions on the ability of our subsidiary banks to pay dividends to us, the FRB requires large bank holding companies (BHCs), including Wells Fargo, to submit annual capital plans and to obtain regulatory approval before making capital distributions, such as the payment of dividends. The FRB also finalized rules implementing in the United States the Basel Committee on Banking Supervision’s regulatory capital guidelines, including the reforms known as Basel III, which established various capital requirements for U.S. banking organizations. Moreover, federal banking regulators have finalized a rule that enhances the supplementary leverage ratio requirements for large BHCs, like Wells Fargo, and their insured depository institutions. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a supplementary leverage ratio of at least 5% (comprised of a 3% minimum requirement and a supplementary leverage buffer of 2%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a supplementary leverage ratio of 6% under applicable regulatory capital adequacy guidelines. We are also subject to the FRB's rule implementing an additional capital surcharge on those U.S. banking organizations, such as the Company, that are designated as global systemically important banks (G-SIBs). The failure to maintain any of these minimum capital ratios and capital buffers could result in limitations or restrictions on our ability to make capital distributions.
In addition, the FRB's enhanced supervision regulations for large BHCs, like Wells Fargo, impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers.

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

Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, has resulted in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. Federal regulatory agencies have issued numerous rulemakings to implement its provisions, but a number of the provisions of the Dodd-Frank Act still require final rulemaking or additional guidance and interpretation by these agencies or will be implemented over time. As a result, the ultimate impact of the Dodd-Frank Act is not yet known, but it has affected, and we expect it will continue to affect most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. At the enterprise level, the FRB has finalized a number of regulations designed to prevent or mitigate the risks that may arise from the material distress or failure of a large BHC. These rules implement enhanced prudential requirements for large BHCs like Wells Fargo regarding risk-based capital and leverage, risk and liquidity management, and stress testing and would impose debt-to-equity limits on any BHC that regulators determine poses a grave threat to the financial stability of the United States. The FRB has also proposed, but not yet finalized, additional enhanced prudential standards that would implement single counterparty credit limits and establish remediation requirements for large BHCs experiencing financial distress. The OCC, under separate authority, has also finalized guidelines establishing heightened governance and risk management standards for large national banks such as Wells Fargo Bank, N.A.
In addition to rules for the enhanced supervision and regulation of large BHCs and other systemically important firms, the FDIC and FRB have implemented rules under the Dodd-Frank Act requiring large BHCs like Wells Fargo to prepare and submit resolution plans, known as “living wills,” to facilitate the rapid and orderly resolution of the Company in the event of material distress or its failure. We must also prepare and submit to the FRB on an annual basis a recovery plan that identifies a range of options that we may consider during times of idiosyncratic or systemic economic stress to remedy any financial weaknesses and restore market confidence without extraordinary government support, and the OCC has published a notice of proposed rulemaking on guidelines to establish standards for recovery planning by large insured national banks, such as Wells Fargo Bank, N.A. The FDIC also released a notice regarding a proposed resolution strategy, known as “single point of entry,” designed to resolve a large financial institution in a manner that holds management responsible for its failure, maintains market stability, and imposes losses on shareholders and creditors in accordance with statutory priorities, without imposing a cost on U.S. taxpayers.
Federal regulatory agencies have also finalized rules to implement the provisions of the Dodd-Frank Act known as the “Volcker Rule.” The Volcker Rule substantially restricts banking entities from engaging in proprietary trading or owning any interest in or sponsoring or having certain relationships with a hedge fund, a private equity fund or certain structured transactions that are deemed covered funds.
With respect to consumer protection maters, the Dodd-Frank Act established the CFPB to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB concentrated much of its initial rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB finalized rules integrating disclosures required of lenders and settlement agents under the Truth in Lending Act and the Real Estate Settlement Procedures Act. In addition to the exercise of its rulemaking authority, the CFPB is continuing its on-going examination activities with respect to a number of consumer businesses and products, including mortgage lending and servicing, fair lending requirements, student lending activities, and auto finance.
Federal regulatory agencies issued numerous other rules and proposals to implement various other requirements of the Dodd-Frank Act. For example, federal regulatory agencies have adopted rules establishing a comprehensive framework for regulating over-the-counter derivatives. In addition, federal regulatory agencies have issued rules to implement the Dodd-Frank Act’s requirement that sponsors of asset-backed securities (ABS) retain at least a 5% ownership stake in the ABS. The SEC has also adopted a rule governing money market mutual funds that, among other things, requires significant structural changes to these funds, including requiring non-governmental institutional money market funds to maintain a variable net asset value and providing for the imposition of liquidity fees and redemption gates for all non-governmental money market funds during periods in which they experience liquidity impairments of a certain magnitude.
For more information about the Dodd-Frank Act and its effect on our business, see the “Regulatory Reform” section of the 2015 Annual Report to Stockholders.

Capital Requirements and Planning

The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by federal banking regulators. These capital rules, among other things, establish required minimum ratios relating capital to different categories of assets and exposures. Federal banking regulators have also finalized rules to impose a supplementary leverage ratio on large BHCs like Wells Fargo and our insured depository institutions and to implement a liquidity coverage ratio. The FRB has also proposed rules to address the amount of equity and unsecured long-term debt a G-SIB must hold to improve its resolvability and resiliency, often referred to as total loss absorbing capacity.

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
In addition, the FRB's capital plan rule requires large BHCs to submit capital plans annually for review to determine if the FRB has any objections before making any capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions. Federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.
For more information on our capital requirements and planning, see the “Capital Management” section of the 2015 Annual Report to Stockholders.

Deposit Insurance Assessments

Our subsidiary banks, including Wells Fargo Bank, N.A., are members of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of our banks up to prescribed limits for each depositor and funds the DIF through assessments on member banks. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate.
The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, changed the assessment base from domestic deposits to consolidated average assets less average tangible equity, and mandated a minimum Designated Reserve Ratio (reserve ratio or DRR) of 1.35%. The FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act, and, in October 2015, issued a proposed rule to meet this DRR level. The proposed rule would impose on insured depository institutions with $10 billion or more in assets, such as Wells Fargo, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The proposed surcharge would be in addition to the base assessments paid by the affected institutions and could significantly increase the overall amount of their deposit insurance assessments. The FDIC Board has also finalized a comprehensive, long-range plan for DIF management, whereby the FDIC Board set the DRR at 2%.
In addition to the base assessments and any proposed surcharge, all FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds (commonly referred to as FICO bonds) issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. This assessment was 0.60% of the assessable deposit base for the first, second and fourth quarters of 2015, and was 0.58% for third quarter 2015. The assessment is 0.58% of the assessable deposit base for first quarter 2016. For the year ended December 31, 2015, the Company’s FDIC deposit insurance assessments, including FICO assessments, totaled $973 million.
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

Privacy Provisions of the Gramm-Leach-Bliley Act and Restrictions on Affiliate Marketing

Federal banking regulators, as required under the Gramm-Leach-Bliley Act (the GLB Act), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act that have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of marketing products and services by those affiliated companies.

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

Future Legislation or Regulation

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have continued their increased focus on regulation of the financial services industry. Proposals that further increase regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and abroad. In addition, not all regulations authorized or required under the Dodd-Frank Act have been proposed, finalized or implemented. Further legislative changes and additional regulations may change  our operating environment in substantial and unpredictable ways. Such legislation and regulations could increase our cost of doing business, affect our compensation structure, restrict or expand the activities in which we may engage or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act but that have not yet been proposed or finalized.

ADDITIONAL INFORMATION

Additional information in response to this Item 1 can be found in the 2015 Annual Report to Stockholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS

Information in response to this Item 1A can be found in this report on pages 2-6 and in the 2015 Annual Report to Stockholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

	City	State		State
We own our corporate			We lease office space
headquarters			for various administrative
building in:	San Francisco	California	departments in major
			locations in:	Alabama	New Jersey
				Arizona	New York
We own administrative				California	North Carolina
facilities in:	Anchorage	Alaska		Colorado	Ohio
	Chandler	Arizona		Delaware	Oregon
	Glendale	Arizona		Florida	Pennsylvania
	Mesa	Arizona		Georgia	South Carolina
	Phoenix	Arizona		Idaho	South Dakota
	Tempe	Arizona		Illinois	Texas
	Tucson	Arizona		Indiana	Utah
	Irvine	California		Iowa	Virginia
	Millbrae	California		Maryland	Washington
	Sacramento	California		Massachusetts	West Virginia
	San Francisco	California		Minnesota	Wisconsin
	San Jose	California		Nebraska	Washington, DC
	Santa Clara	California		Nevada	Puerto Rico
	Walnut Creek	California		New Mexico
	Greenwood Village	Colorado
	Littleton	Colorado
	Coeur D'Alene	Idaho	We lease office space for
	West Des Moines	Iowa	various operations/
	Marquette	Michigan	servicing centers in:	Alaska	Nevada
	Anoka	Minnesota		Arizona	New York
	Maplewood	Minnesota		California	Oregon
	Minneapolis	Minnesota		Colorado	Pennsylvania
	Minnetonka	Minnesota		Florida	South Carolina
	Rochester	Minnesota		Georgia	South Dakota
	St. Louis	Missouri		Iowa	Tennessee
	Omaha	Nebraska		Kentucky	Texas
	Summit	New Jersey		Maryland	Virginia
	Las Vegas	Nevada		Minnesota	Washington
	Charlotte	North Carolina		Missouri	Wisconsin
	Fargo	North Dakota		North Carolina	Puerto Rico
	Eugene	Oregon		North Dakota
	Portland	Oregon
	Austin	Texas
	Houston	Texas		City	State
	Round Rock	Texas	We are also a joint
	San Antonio	Texas	venture partner
	Clearfield	Utah	in an office building in:	Minneapolis	Minnesota
	Salt Lake City	Utah
	Menomonee Falls	Wisconsin

(continued on next page)

(continued from prior page)

	City	State		Country
We own operations/servicing			We lease office space
centers in:	Anchorage	Alaska	for international	Argentina	Italy
	Birmingham	Alabama	operations in:	Australia	Japan
	Homewood	Alabama		Bahamas	Malaysia
	Chandler	Arizona		Bangladesh	Mexico
	Phoenix	Arizona		Brazil	Netherlands
	Tempe	Arizona		Canada	Philippines
	Tucson	Arizona		Chile	Russia
	El Monte	California		China	Singapore
	Fremont	California		Colombia	South Africa
	Fresno	California		Dominican Republic	South Korea
	Irvine	California		Ecuador	Spain
	Pleasant Hill	California		France	Taiwan
	Sacramento	California		Germany	Thailand
	San Diego	California		India	Turkey
	San Francisco	California		Indonesia	United Arab Emirates
	San Leandro	California		Ireland	United Kingdom
	Walnut Creek	California		Israel	Vietnam
	Denver	Colorado
	Orlando	Florida
	Riviera Beach	Florida
	Boise	Idaho
	Springfield	Illinois
	Clive	Iowa
	Des Moines	Iowa
	West Des Moines	Iowa
	Columbia	Maryland
	Minneapolis	Minnesota
	Shoreview	Minnesota
	St. Louis	Missouri
	Billings	Montana
	Omaha	Nebraska
	Albuquerque	New Mexico
	Las Vegas	Nevada
	Reno	Nevada
	Charlotte	North Carolina
	Winston-Salem	North Carolina
	Winterville	North Carolina
	Portland	Oregon
	Salem	Oregon
	Sioux Falls	South Dakota
	Irving	Texas
	Lubbock	Texas
	San Antonio	Texas
	Salt Lake City	Utah
	Glen Allen	Virginia
	Tukwila	Washington

As of December 31, 2015, we provided banking, insurance, investments, mortgage and consumer and commercial finance through 8,700 locations under ownership and lease agreements.

ADDITIONAL INFORMATION

Additional information in response to this Item 2 can be found in the 2015 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other

Assets).” That information is incorporated into this item by reference.

ITEM 3.	LEGAL PROCEEDINGS

Information in response to this Item 3 can be found in the 2015 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 15 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is listed on the NYSE (symbol “WFC”). The Quarterly Financial Data table of the 2015 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2015, and is incorporated herein by reference. Prices shown represent the daily high and low, and the quarter-end sale prices of the Company’s common stock as reported on the NYSE Composite Transaction Reporting System for the periods indicated. The “Stock Performance” section of the 2015 Annual Report to Stockholders provides stockholder return comparisons and is incorporated herein by reference. At January 31, 2016, there were 183,833 holders of record of the Company’s common stock.

DIVIDENDS

The dividend restrictions discussions on page 3 of this report and in the 2015 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” are incorporated into this item by reference.

REPURCHASES OF EQUITY SECURITIES

In March 2014, our Board of Directors authorized the repurchase of 350 million shares of our common stock. In January 2016, our Board of Directors authorized the repurchase of an additional 350 million shares of our common stock. The authorizations cover shares repurchased to meet team member benefit plan requirements. The Company maintains a variety of retirement plans for its team members and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate team member preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.
The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. In June 2010, our Board of Directors also authorized the repurchase of up to $1 billion of warrants to purchase our common stock. The warrants are listed on the NYSE under the symbol “WFCWS.” The amount and timing of warrant repurchases will be based on various factors including market conditions. See the “Capital Management” section in the 2015 Annual Report to Stockholders for additional information about our common stock and warrant repurchases.

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2015.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be repurchased under
Calendar month	repurchased (1)	price paid per share	the authorization
October	1,881,955	$53.20	102,134,773
November	4,975,556	55.21	97,159,217
December (2)	20,179,945	54.46	76,979,272
Total	27,037,456

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 26, 2014. In addition, the Company publicly announced on January 26, 2016, that the Board of Directors authorized the repurchase of an additional 350 million shares of common stock. Unless modified or revoked by the Board, these authorizations do not expire.

(2)	Includes a private repurchase transaction of 4,633,760 shares at a weighted-average price paid per share of $53.95.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended December 31, 2015.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be purchased
October	—	$—	451,944,402
November	—	—	451,944,402
December	—	—	451,944,402
Total	—

(1)
Warrants are purchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, this authorization does not expire.

ITEM 6.	SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the 2015 Annual Report to Stockholders under “Financial Review” in Table 1. That information is incorporated into this item by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item 7 can be found in the 2015 Annual Report to Stockholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item 7A can be found in the 2015 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this Item 8 can be found in the 2015 Annual Report to Stockholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Information in response to this Item 9A can be found in the
2015 Annual Report to Stockholders under “Controls and
Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

David M. Carroll (age 58)
Senior Executive Vice President (Wealth and Investment Management) since January 2009.
Mr. Carroll has served with the Company or its predecessors for 34 years.

Hope A. Hardison (age 51)
Senior Executive Vice President, Chief Administrative Officer, and Human Resources Director since September 2015;
Executive Vice President (Human Resources) from September 2010 to September 2015.
Ms. Hardison has served with the Company or its predecessors for 23 years.

Richard D. Levy (age 58)
Executive Vice President and Controller since February 2007.
Mr. Levy has served with the Company for 13 years.

Michael J. Loughlin (age 60)
Senior Executive Vice President and Chief Risk Officer since July 2011;
Executive Vice President and Chief Risk Officer from November 2010 to July 2011.
Mr. Loughlin has served with the Company or its predecessors for 34 years.

Avid Modjtabai (age 54)
Senior Executive Vice President (Consumer Lending) since July 2011;
Executive Vice President and Chief Information Officer from April 2007 to July 2011.
Ms. Modjtabai has served with the Company or its predecessors for 22 years.

Kevin A. Rhein (age 62)
Senior Executive Vice President and Chief Information Officer since July 2011;
Executive Vice President (Card Services and Consumer Lending) from January 2009 to July 2011.
Mr. Rhein has served with the Company or its predecessors for 37 years.

John R. Shrewsberry (age 50)
Senior Executive Vice President and Chief Financial Officer since May 2014;
President and Chief Executive Officer of Wells Fargo Securities, LLC from November 2009 to May 2014.
Mr. Shrewsberry has served with the Company or its predecessors for 17 years.

Timothy J. Sloan (age 55)
President and Chief Operating Officer since November 2015;
Senior Executive Vice President (Wholesale Banking) from May 2014 to November 2015;
Senior Executive Vice President and Chief Financial Officer from February 2011 to May 2014;
Senior Executive Vice President and Chief Administrative Officer from September 2010 to February 2011.
Mr. Sloan has served with the Company or its predecessors for 28 years.

James M. Strother (age 64)
Senior Executive Vice President and General Counsel since July 2011;
Executive Vice President and General Counsel from January 2004 to July 2011.
Mr. Strother has served with the Company or its predecessors for 29 years.

John G. Stumpf (age 62)
Chairman and Chief Executive Officer since November 2015;
Chairman, President and Chief Executive Officer from January 2010 to November 2015.
Mr. Stumpf has served with the Company or its predecessors for 34 years.

Carrie L. Tolstedt (age 56)
Senior Executive Vice President (Community Banking) since June 2007.
Ms. Tolstedt has served with the Company or its predecessors for 26 years.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION

The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has six members: John D. Baker II, Enrique Hernandez, Jr., Federico F. Peña, James H. Quigley (Chair), Susan G. Swenson, and Suzanne M. Vautrinot. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit and Examination Committee is financially literate, as required by NYSE rules, and that each of Messrs. Baker, Hernandez, Peña, and Quigley and Ms. Swenson qualifies as an “audit committee financial expert” as defined by SEC regulations.

CODE OF ETHICS AND BUSINESS
CONDUCT

The Company’s Code of Ethics and Business Conduct applicable to team members (including executive officers) as well as directors, the Company’s corporate governance guidelines, and the charters for the Audit and Examination, Governance and Nominating, Human Resources, Corporate Responsibility, Credit, Finance, and Risk Committees are available at www.wellsfargo.com/about/corporate/governance. This information is also available in print to any stockholder upon written request to the Office of the Corporate Secretary, Wells Fargo & Company, MAC D1053-300, 301 S. College Street, Charlotte, North Carolina 28202.

ADDITIONAL INFORMATION

Additional information in response to this Item 10 can be found in the Company’s 2016 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance,” under “Corporate Governance – Item 1 – Election of Directors – Director Nominees for Election,” “Corporate Governance – Additional Information – Other Matters Relating to Directors,” and “Corporate Governance – Director Election Standard and Nomination Process – Director Nomination Process.” That information is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item 11 can be found in the Company’s 2016 Proxy Statement under “Corporate Governance – Additional Information – Compensation Committee Interlocks and Insider Participation,” under “Corporate Governance – Director Compensation,” under “Information About Related Persons – Related Person Transactions,” and under “Executive Compensation – Compensation Committee Report,” “Executive Compensation – Compensation Discussion & Analysis,” “Executive Compensation – Executive Compensation Tables,” and “Executive Compensation – Compensation Governance and Risk Management.” That information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans in effect on December 31, 2015, separately aggregated for plans approved by stockholders and for plans not approved by stockholders. A description of the material features of each equity compensation plan not approved by stockholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2015, unless otherwise indicated.

Equity Compensation Plan Information (1)
	(a)		(b)	(c)
				# of shares remaining
	# of shares to be			available for future
	issued upon exercise		Weighted-average	issuance under equity
	of outstanding		exercise price of	compensation plans
	options, warrants		outstanding options,	(excluding securities
Plan category	and rights		warrants and rights (2)	reflected in column (a))
Equity compensation plans approved by security holders	120,926,070	(3)	$27.29	216,647,712	(4)
Equity compensation plans not approved by security holders	14,957,377	(5)	137.26	2,638,882	(6)
Total	135,883,447		40.64	219,286,594

(1)
The table above does not include information about equity compensation plans assumed in mergers that we froze at the time of the merger. Under these assumed plans a total of 148,613 shares of common stock were issuable upon exercise of options. The weighted average exercise price per share of our common stock of the outstanding options was $186.77. We assumed the amended and restated Wachovia Corporation 2003 Stock Incentive Plan (2003 SIP) in the Wachovia merger and in February 2009 used substantially all remaining available shares for stock option grants to legacy Wachovia team members. Information for the 2003 SIP is included in the table above under the plan category for equity compensation plans not approved by security holders. No awards have been granted since February 2009, and no future awards will be granted under the 2003 SIP.

(2)	Does not reflect restricted share rights (RSRs), restricted share units (RSUs), or restricted share awards (RSAs) or deferred compensation benefits because they have no exercise price.
(3)
For the Long-Term Incentive Compensation Plan (LTICP), consists of 66,010,260 shares subject to options, 40,634,792 shares subject to unvested RSRs, and a maximum of 10,257,980 performance shares. For the Supplemental 401(k) Plan, consists of 3,045,445 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 306,890 shares subject to options, 315,594 shares issuable upon distribution of vested but deferred stock awards, and 355,109 shares issuable upon distribution of deferred compensation benefits.

(4)
We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. Each share of common stock issued under the LTICP pursuant to awards other than options or SARs counts as two shares.

Plan	# of shares		Award types
LTICP	214,108,716		Stock options, stock, SARs, restricted stock,
			RSRs, performance shares, performance units
Supplemental 401(k) Plan	2,020,018		Deferral distribution
Directors Plan	518,978		Stock options, deferral distribution

(5)	For the 2003 SIP, consists of 9,160,887 shares subject to options. For the other plans, consists of 5,796,490 shares of common stock issuable upon distribution of deferred compensation benefits.
(6)
We could have issued the number of shares of our common stock indicated in the following table pursuant to distributions of deferred compensation benefits. No information is provided for the 2003 SIP, the Norwest Corporation Directors’ Formula Stock Award Plan or the Norwest Corporation Directors’ Stock Deferral Plan because no future awards or deferrals will be made under these plans and because column (a) reflects all shares issuable under those plans upon exercise or distribution of outstanding awards or deferred compensation benefits.

Plan	# of shares		Award types
Deferred Compensation Plan	2,400,732		Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent
Contractors	238,150		Deferral distribution

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
At December 31, 2015, only options were outstanding under the 2003 SIP. The options generally expire on the tenth anniversary of the grant date and vest ratably over a three-year period from the grant date. The option price is payable to us in full by methods the Board’s Human Resources Committee (HRC) designates, including, but not limited to, in cash or its equivalent, by tendering or withholding shares of our common stock having a fair market value at the time of exercise equal to the total option price, or by a combination of the foregoing. Unless the HRC determines otherwise or except as prohibited by applicable law, options may also be exercised by a “cashless exercise” where the participant gives irrevocable instructions to a broker to promptly deliver to us the amount of sale proceeds from the shares covered by the option exercised, together with any withholding taxes due to the Company. The proceeds from any cash payments upon option exercise are added to our general funds and used for general corporate purposes.

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

Non-Qualified Deferred Compensation Plan for Independent Contractors.  Under the Non-Qualified Deferred Compensation Plan for Independent Contractors participants who performed qualifying investment or other financial services for participating affiliates as independent contractors were able to defer all or part of their eligible compensation payable to them by the affiliate subject to the terms of the plan. Deferral elections were irrevocable once made. Amounts deferred by a participant were treated as if invested in the earnings options selected by the participant, which determine the deferred compensation benefit payable to the participant. The plan offered a number of earnings options, including one based on our common stock with dividends reinvested. We generally distribute amounts allocated to the common stock option in shares of common stock. No future deferrals may be made under this plan and participants may no longer reallocate their existing account balances under the plan among different investment options. Shares remaining available for issuance under the plan consist of shares issuable as a result of amounts credited to participant accounts denominated in our common stock to reflect cash dividends paid on the common stock. The plan is sponsored by a wholly owned subsidiary, WF Deferred Compensation Holdings, Inc. We have guaranteed its obligations under the plan. Participants have no direct interest in any of the earnings options and are general unsecured creditors of the plan sponsor and the Company with respect to their deferred compensation benefits under the plan.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 12 can be found in the Company’s 2016 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers – Director and Executive Officer Stock Ownership Table” and “Ownership of Our Common Stock – Principal Stockholders.” That information is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item 13 can be found in the Company’s 2016 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this Item 14 can be found in the Company’s 2016 Proxy Statement under “Audit Matters – Item 3 – Appointment of Independent Registered Public Accounting Firm for 2016 – KPMG Fees” and “Audit Matters – Item 3 – Appointment of Independent Registered Public Accounting Firm for 2016 – Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  FINANCIAL STATEMENTS

The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2015 Annual Report to Stockholders, and are incorporated into this item by reference.

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3.  EXHIBITS

A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this item by reference.
Stockholders may obtain a copy of any of the following exhibits, upon payment of a reasonable fee, by writing to Wells Fargo & Company, Office of the Corporate Secretary, MAC D1053-300, 301 S. College Street, Charlotte, North Carolina 28202.
The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. The former Wachovia Corporation filed documents under SEC file number 001-10000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2016.

WELLS FARGO & COMPANY

By:      /s/ JOHN G. STUMPF
John G. Stumpf
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ JOHN G. STUMPF
John G. Stumpf
Chairman and Chief Executive Officer
(Principal Executive Officer)
February 24, 2016

By:      /s/ JOHN R. SHREWSBERRY
John R. Shrewsberry
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 24, 2016

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)
February 24, 2016

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering James H. Quigley to sign this document on their behalf.

John D. Baker II	Elizabeth A. Duke	Cynthia H. Milligan	John G. Stumpf
Elaine L. Chao	Susan E. Engel	Federico F. Peña	Susan G. Swenson
John S. Chen	Enrique Hernandez, Jr.	James H. Quigley	Suzanne M. Vautrinot
Lloyd H. Dean	Donald M. James	Stephen W. Sanger

By:      /s/ JAMES H. QUIGLEY
James H. Quigley
Director and Attorney-in-fact
February 24, 2016

EXHIBIT INDEX

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2015.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)*	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2013), which includes Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2013.
	Amendment to Long-Term Incentive Compensation Plan, effective January 1, 2016.	Filed herewith.
	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Forms of Performance Share Award Agreement:
	For grants on or after February 23, 2016;	Filed herewith.
	For grants on or after February 24, 2015;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	For grants on February 28, 2012;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	For grants on February 22, 2011; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
	For grants to John G. Stumpf, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt on June 22, 2010.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed June 25, 2010.
	Forms of Award Agreement for grants of stock awards to John G. Stumpf and David A. Hoyt.	Incorporated by reference to Exhibits 10(a) and 10(c) to the Company’s Current Report on Form 8-K filed August 6, 2009.
Forms of Restricted Share Rights Award Agreement:
	For grants on or after February 23, 2016, including grants to John G. Stumpf, John R. Shrewsberry, David M. Carroll, Avid Modjtabai, Timothy J. Sloan, and Carrie L. Tolstedt;	Filed herewith.
	For grants on or after February 24, 2015, including grants to John G. Stumpf, John R. Shrewsberry, David M. Carroll, Avid Modjtabai, Timothy J. Sloan, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013, including grants to John G. Stumpf, Timothy J. Sloan, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	For grants on February 28, 2012, including grants to John G. Stumpf, Timothy J. Sloan, David M. Carroll, David A. Hoyt, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
	For grants on February 22, 2011, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
	For grants prior to February 22, 2011, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
For grants to David A. Hoyt and Carrie L. Tolstedt on February 24, 2009, as amended on November 16, 2010.
Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed February 27, 2009, and Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

	Form of Non-Qualified Stock Option Agreement, including grants to John G. Stumpf, David M. Carroll, David A. Hoyt, Timothy J. Sloan, and Carrie L. Tolstedt.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(b)*	Long-Term Incentive Plan.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994.
10(c)*	Wells Fargo Bonus Plan, as amended effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
10(d)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 5, 2008.
10(e)*	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective January 1, 2016.	Filed herewith.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(f)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Exhibit Number	Description	Location
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
	Form of Non-Qualified Stock Option Agreement for grants to directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(g)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(h)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(i)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(j)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit Number	Description	Location
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(k)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10(l)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
10(m)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(n)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(o)	Non-Qualified Deferred Compensation Plan for Independent Contractors.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Non-Qualified Deferred Compensation Plan for Independent Contractors, effective January 1, 2014.	Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	Amendment to Non-Qualified Deferred Compensation Plan for Independent Contractors, effective January 1, 2009.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(p)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(q)*	Description of the Company's Non-Employee Director Equity Compensation Program, effective January 1, 2016.	Filed herewith.
10(r)*	Description of the Company's Non-Employee Director Equity Compensation Program, effective January 1, 2015.	Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(s)*	Description of Wells Fargo Bank, N.A. Director Compensation Program, effective January 1, 2015.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(t)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(u)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(v)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(w)*	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(x)*	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.

Exhibit Number	Description						Location
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.						Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(y)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.						Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(z)*	Form of stock award agreement for Executive Officers of Wachovia Corporation, including David M. Carroll.						Incorporated by reference to Exhibit (10)(ss) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
10(aa)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.						Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.
	Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.						Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10(bb)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
							Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
12(a)	Computation of Ratios of Earnings to Fixed Charges:						Filed herewith.
		Year ended December 31,
		2015	2014	2013	2012	2011
	Including interest on deposits	8.60	8.56	7.91	6.08	4.32
	Excluding interest on deposits	10.74	11.05	10.68	8.40	5.92

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:						Filed herewith.
		Year ended December 31,
		2015	2014	2013	2012	2011
	Including interest on deposits	5.84	6.27	5.99	4.90	3.67
	Excluding interest on deposits	6.68	7.44	7.36	6.21	4.69

13	2015 Annual Report to Stockholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Incorporated by reference to Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.