Form 10-Q
period 2016-03-31
WELLS FARGO & COMPANY/MN
filed 2016-05-04
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer ☑	Accelerated filer ☐

Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 29, 2016
Common stock, $1-2/3 par value	5,077,047,651

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Mar 31, 2016 from
($ in millions, except per share amounts)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Dec 31, 2015	Mar 31, 2015
For the Period
Wells Fargo net income	$5,462	5,575	5,804	(2)%	(6)
Wells Fargo net income applicable to common stock	5,085	5,203	5,461	(2)	(7)
Diluted earnings per common share	0.99	1.00	1.04	(1)	(5)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.21%	1.24	1.38	(2)	(12)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	11.75	11.93	13.17	(2)	(11)
Efficiency ratio (1)	58.7	58.4	58.8	1	—
Total revenue	$22,195	21,586	21,278	3	4
Pre-tax pre-provision profit (PTPP) (2)	9,167	8,987	8,771	2	5
Dividends declared per common share	0.375	0.375	0.350	—	7
Average common shares outstanding	5,075.7	5,108.5	5,160.4	(1)	(2)
Diluted average common shares outstanding	5,139.4	5,177.9	5,243.6	(1)	(2)
Average loans	$927,220	912,280	863,261	2	7
Average assets	1,819,875	1,787,287	1,707,798	2	7
Average total deposits	1,219,430	1,216,809	1,174,793	—	4
Average consumer and small business banking deposits (3)	714,837	696,484	665,896	3	7
Net interest margin	2.90%	2.92	2.95	(1)	(2)
At Period End
Investment securities	$334,899	347,555	324,736	(4)	3
Loans	947,258	916,559	861,231	3	10
Allowance for loan losses	11,621	11,545	12,176	1	(5)
Goodwill	27,003	25,529	25,705	6	5
Assets	1,849,182	1,787,632	1,737,737	3	6
Deposits	1,241,490	1,223,312	1,196,663	1	4
Common stockholders' equity	175,534	172,036	168,834	2	4
Wells Fargo stockholders' equity	197,496	192,998	188,796	2	5
Total equity	198,504	193,891	189,964	2	4
Capital ratios (4)(5):
Total equity to assets	10.73%	10.85	10.93	(1)	(2)
Risk-based capital:
Common Equity Tier 1	10.87	11.07	10.69	(2)	NM
Tier 1 capital	12.49	12.63	12.20	(1)	NM
Total capital	14.91	15.45	15.08	(3)	NM
Tier 1 leverage	9.26	9.37	9.48	(1)	NM
Common shares outstanding	5,075.9	5,092.1	5,162.9	—	(2)
Book value per common share (6)	$34.58	33.78	32.70	2	6
Common stock price:
High	53.27	56.34	56.29	(5)	(5)
Low	44.50	49.51	50.42	(10)	(12)
Period end	48.36	54.36	54.40	(11)	(11)
Team members (active, full-time equivalent)	268,600	264,700	266,000	1	1
NM - Not meaningful, as approaches differ between periods.

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(2)
Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.

(3)	Consumer and small business banking deposits are total deposits excluding mortgage escrow and wholesale deposits.

(4)
The risk-based capital ratios presented at March 31, 2016 and December 31, 2015, were calculated under the lower of Standardized or Advanced Approach determined pursuant to Basel III with Transition Requirements. Accordingly, the total capital ratio was calculated under the Advanced Approach and the other ratios were calculated under the Standardized Approach, for both periods, respectively. The risk-based capital ratios were calculated under the Basel III Standardized Approach at March 31, 2015.

(5)	See the "Capital Management" section and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

(6)	Book value per common share is common stockholders' equity divided by common shares outstanding.

Overview (continued)

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the Glossary of Acronyms for terms used throughout this Report.

Financial Review

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.8 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through 8,800 locations, 13,000 ATMs, the internet (wellsfargo.com) and mobile banking, and we have offices in 36 countries to support customers who conduct business in the global economy. With approximately 269,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 30 on Fortune’s 2015 rankings of America’s largest corporations. We ranked third in assets and first in the market value of our common stock among all U.S. banks at March 31, 2016.
We use our Vision and Values to guide us toward growth and success. Our vision is to satisfy our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. We aspire to create deep and enduring relationships with our customers by providing them with an exceptional experience and by discovering their needs and delivering the most relevant products, services, advice, and guidance.
We have five primary values, which are based on our vision and provide the foundation for everything we do. First, we value and support our people as a competitive advantage and strive to attract, develop, retain and motivate the most talented people we can find. Second, we strive for the highest ethical standards with our team members, our customers, our communities and our shareholders. Third, with respect to our customers, we strive to base our decisions and actions on what is right for them in everything we do. Fourth, for team members we strive to build and sustain a diverse and inclusive culture – one where they feel valued and respected for who they are as well as for the skills and experiences they bring to our company. Fifth, we also look to each of our team members to be leaders in establishing, sharing and communicating our vision. In addition to our five primary values, one of our key day-to-day priorities is to make risk management a competitive advantage by working hard to ensure that appropriate controls are in place to reduce risks to our customers, maintain and increase our competitive market position, and protect Wells Fargo’s long-term safety, soundness and reputation.

Financial Performance
Wells Fargo net income was $5.5 billion in first quarter 2016 with diluted earnings per common share (EPS) of $0.99, compared with $5.8 billion and $1.04, respectively, a year ago. We have now generated quarterly earnings of more than $5 billion for 14 consecutive quarters, one of only two companies in the U.S. to do so, which reflected the ability of our diversified business model and consistent risk discipline to generate consistent financial performance in an uneven economic environment. While our net income declined from a year ago, the first quarter 2015 results included a discrete tax benefit of $359 million, or $0.07 per share, and a $100 million allowance release. We remain focused on meeting the financial needs of our customers and on investing in our businesses so we may continue to meet the evolving needs of our customers in the future.
Compared with a year ago:

•	revenue was $22.2 billion, up 4%, with growth in both net interest income and noninterest income;

•	we grew pre-tax pre-provision profit by 5%;

•	our total loans reached a record $947.3 billion, an increase of $86.0 billion, or 10%;

•
our deposit franchise generated strong customer and balance growth, with total deposits reaching a record $1.24 trillion, up $44.8 billion, or 4%, and we grew the number of primary consumer checking customers by 5.0% (February 2016 compared with February 2015); and

•	our solid capital position enabled us to acquire assets from GE Capital and return $3.0 billion to our shareholders.

Balance Sheet and Liquidity
Our balance sheet maintained its strength in first quarter 2016 as we increased our liquidity position, generated loan and deposit growth, experienced solid credit quality and maintained strong capital levels. We have been able to grow our loans on a year-over-year basis for 19 consecutive quarters (for the past 16 quarters year-over-year loan growth has been 3% or greater). Our loan portfolio increased $30.7 billion from December 31, 2015, and included $24.9 billion from the GE Capital acquisitions. First quarter organic loan growth included commercial and industrial, real estate mortgage, real estate construction, lease financing, real estate 1-4 family first mortgage and automobile.
Our investment securities decreased by $12.7 billion, or 4%, from December 31, 2015, due to securities sales and runoff, partially offset by modest securities purchases due to volatility in the bond market. We had $5 billion of gross purchases during first quarter 2016, compared with last year's average of $26 billion per quarter.
Deposit growth continued in first quarter 2016 with period-end deposits up $18.2 billion, or 1%, from December 31, 2015. This increase reflected growth across our consumer businesses. Our average deposit cost was 10 basis points, up 1 basis point from a year ago, which reflected an increase in deposit pricing for certain wholesale banking customers. We successfully grew our primary consumer checking customers (i.e., customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) by 5.0% (February 2016 compared with February 2015). Our ability to consistently grow primary checking customers is important to our results because these customers have more interactions with us and are significantly more profitable than non-primary customers.

Credit Quality
Solid overall credit results continued in first quarter 2016 as losses remained low and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $886 million, or 0.38% (annualized) of average loans, in first quarter 2016, compared with $708 million a year ago (0.33%). While substantially all of the loan portfolio continues to perform well, the oil and gas portfolio remains under significant stress due to low energy prices and excess leverage in this industry. The increases in losses and nonperforming loans in first quarter 2016 were primarily due to continued challenges in this portfolio. Our commercial portfolio net charge-offs were $237 million, or 20 basis points of average commercial loans, in first quarter 2016, compared with net charge-offs of $44 million, or 4 basis points, a year ago. Net consumer credit losses declined to 57 basis points of average consumer loans in first quarter 2016 from 60 basis points in first quarter 2015. Our commercial real estate portfolios were in a net recovery position for the 13th consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Losses on our consumer real estate portfolios declined $84 million from a year ago, down 41%. The lower consumer loss levels reflected the benefit of the improving housing market and our continued focus on originating high quality loans. Approximately 68% of the consumer first mortgage portfolio was originated after 2008, when more stringent underwriting standards were implemented.
The allowance for credit losses in first quarter 2016 reflected an allowance build of $200 million as a higher commercial allowance reflecting continued deterioration within the oil and gas portfolio was partially offset by continued credit quality improvements in the residential real estate portfolio. Since first quarter 2015 we have released $1.8 billion of allowance that was allocated to our residential real estate portfolios while providing $1.4 billion of additional allowance allocated to our oil and gas portfolio, demonstrating the advantage of our diversified loan portfolio. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions.

Nonperforming assets were up $706 million, or 6%, from December 31, 2015. Nonaccrual loans increased $852 million from the prior quarter driven by a $1.1 billion increase in the oil and gas portfolio and the addition of $343 million of nonaccrual loans from the GE Capital acquisitions, which was within our acquisition underwriting assumptions, partially offset by a $684 million decline in consumer real estate nonaccrual loans and a $76 million decline in commercial real estate nonaccrual loans. In addition, foreclosed assets were down $146 million from the prior quarter.

Capital
Our financial performance in first quarter 2016 resulted in strong capital generation, which increased total equity to $198.5 billion at March 31, 2016, up $4.6 billion from the prior quarter. We returned $3.0 billion to shareholders in first quarter 2016 through common stock dividends and net share repurchases and our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 60%, compared with 61% in the prior quarter. We continued to reduce our common share count through the repurchase of 51.7 million common shares in the quarter. We also entered into a $750 million forward repurchase contract with an unrelated third party in April 2016 that is expected to settle in second quarter 2016 for approximately 15 million shares. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2016.
We believe an important measure of our capital strength is the Common Equity Tier 1 ratio under Basel III, fully phased-in, which was 10.61% at March 31, 2016. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance
Wells Fargo net income for first quarter 2016 was $5.5 billion ($0.99 diluted earnings per common share), compared with $5.8 billion ($1.04 diluted per share) for first quarter 2015. Our first quarter 2016 earnings reflected continued strong execution of our business strategy as we continued to satisfy our customers' financial needs. We generated revenue across many of our businesses and grew loans and deposits. Our financial performance in first quarter 2016, compared with the same period a year ago, benefited from a $681 million increase in net interest income, which was offset by a $478 million increase in our provision for credit losses and a $521 million increase in noninterest expense. While our net income declined from a year ago, the first quarter 2015 results included a discrete tax benefit of $359 million primarily from a reduction in the reserve for uncertain tax positions due to audit resolutions of prior period matters with U.S federal and state taxing authorities.
Revenue, the sum of net interest income and noninterest income, was $22.2 billion in first quarter 2016, compared with $21.3 billion in first quarter 2015. The diversified revenue generated by our businesses continued to be balanced between net interest income and noninterest income. The increase in revenue for first quarter 2016, compared with the same period in 2015, was mostly due to an increase in net interest income, reflecting increases in income from trading assets, investment securities, loans, and financing leases. In first quarter 2016, net interest income of $11.7 billion represented 53% of revenue, compared with $11.0 billion (52%) in the same period in 2015.
Noninterest income was $10.5 billion in first quarter 2016, representing 47% of revenue, compared with $10.3 billion (48%) in first quarter 2015. Noninterest income reflected an increase in lease income related to operating leases acquired in the GE Capital transactions, gain from the sale of our crop insurance business, as well as the net impact of hedge ineffectiveness primarily on our long-term debt hedges.
Noninterest expense was $13.0 billion in first quarter 2016, compared with $12.5 billion for the same period in 2015. The increase in noninterest expense reflected higher operating lease expense due to the leases acquired in the GE Capital transactions as well as increases in operating losses, salaries, and employee benefits, partially offset by lower foreclosed assets expense. Noninterest expense as a percentage of revenue (efficiency ratio) was 58.7% in first quarter 2016, compared with 58.8% in first quarter 2015.

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
While the Company believes that it has the ability to increase net interest income over time, net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets. In addition, some variable sources of interest income, such as resolutions from purchased credit-impaired (PCI) loans, loan prepayment fees and collection of interest on nonaccrual loans, can vary from period to period. Net interest income growth has been challenged during the prolonged low interest rate environment as higher yielding loans and securities have runoff and been replaced with lower yielding assets.
Net interest income on a taxable-equivalent basis was $12.0 billion in first quarter 2016, compared with $11.2 billion for the same period a year ago. The net interest margin was 2.90% for first quarter 2016, down from 2.95% in the same period a year ago. The increase in net interest income in first quarter 2016 from the same period a year ago was driven by growth in commercial and consumer loans, including the GE Capital transactions that closed in first quarter 2016, increased trading income, growth in investment securities, and higher short-term interest rates. Funding expense increased in first quarter 2016 compared with first quarter 2015 largely due to higher long-term debt interest expense. Deposit expense was higher compared with first quarter 2015 predominantly due to an increase in wholesale pricing resulting from higher short-term interest rates.
The decline in net interest margin in first quarter 2016, compared with the same period a year ago, was primarily due to customer-driven deposit growth and higher long-term debt balances, including pre-funding for the GE Capital acquisition. As a result of growth in funding balances, net interest margin was diluted by an increase in cash, federal funds sold, and other short-term investments, which was partially offset by growth in loans, trading, and the benefit of higher short-term interest rates. During first quarter 2016, we closed substantially all of the previously announced acquisition of certain commercial lending businesses and assets from GE Capital. A portion of the assets were acquired in January 2016 with additional assets acquired in March 2016. The remaining assets are anticipated to be acquired in the second half of 2016.
Average earning assets increased $117.5 billion in first quarter 2016, compared with the same period a year ago, as average loans increased $64.0 billion, average investment securities increased $28.1 billion, and average trading assets increased $17.5 billion from the same period a year ago. In addition, average federal funds sold and other short-term investments increased $9.0 billion in first quarter 2016, compared with the same period a year ago.
Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits of $1.22 trillion remained relatively stable in first quarter 2016, compared with $1.17 trillion in first quarter 2015, and represented 132% of average loans in first quarter 2016 compared with 136% a year ago. Average deposits decreased to 74% of average earning assets in first quarter 2016 compared with 77% for the same period a year ago as the growth in total loans and investment securities outpaced deposit growth.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended March 31,
			2016			2015
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$284,697	0.49%	$344	275,731	0.28%	$190
Trading assets	80,464	3.01	605	62,977	2.88	453
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	34,474	1.59	136	26,163	1.55	100
Securities of U.S. states and political subdivisions	50,512	4.24	535	44,948	4.20	472
Mortgage-backed securities:
Federal agencies	96,423	2.80	675	102,193	2.76	706
Residential and commercial	20,827	5.20	271	23,938	5.71	342
Total mortgage-backed securities	117,250	3.23	946	126,131	3.32	1,048
Other debt and equity securities	53,558	3.21	429	47,051	3.43	400
Total available-for-sale securities	255,794	3.20	2,046	244,293	3.32	2,020
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,664	2.20	244	42,869	2.21	234
Securities of U.S. states and political subdivisions	2,156	5.41	29	1,948	5.16	25
Federal agency mortgage-backed securities	28,114	2.49	175	11,318	1.87	53
Other debt securities	4,598	1.92	22	6,792	1.72	29
Total held-to-maturity securities	79,532	2.37	470	62,927	2.19	341
Total investment securities	335,326	3.01	2,516	307,220	3.08	2,361
Mortgages held for sale (4)	17,870	3.59	161	19,583	3.61	177
Loans held for sale (4)	282	3.23	2	700	2.67	5
Loans:
Commercial:
Commercial and industrial – U.S.	257,727	3.39	2,177	227,682	3.28	1,844
Commercial and industrial – Non U.S.	49,508	2.10	258	45,062	1.88	209
Real estate mortgage	122,739	3.41	1,040	111,497	3.57	981
Real estate construction	22,603	3.61	203	19,492	3.52	169
Lease financing	15,047	4.74	178	12,319	4.95	152
Total commercial	467,624	3.31	3,856	416,052	3.26	3,355
Consumer:
Real estate 1-4 family first mortgage	274,722	4.05	2,782	265,823	4.13	2,741
Real estate 1-4 family junior lien mortgage	52,236	4.39	571	58,880	4.27	621
Credit card	33,366	11.61	963	30,380	11.78	883
Automobile	60,114	5.67	848	56,004	5.95	821
Other revolving credit and installment	39,158	5.99	584	36,122	6.01	535
Total consumer	459,596	5.02	5,748	447,209	5.05	5,601
Total loans (4)	927,220	4.16	9,604	863,261	4.19	8,956
Other	5,808	2.06	30	4,730	5.41	63
Total earning assets	$1,651,667	3.22%	$13,262	1,534,202	3.21%	$12,205
Funding sources
Deposits:
Interest-bearing checking	$38,711	0.12%	$11	39,155	0.05%	$5
Market rate and other savings	651,551	0.07	107	613,413	0.06	97
Savings certificates	27,880	0.45	31	34,608	0.75	64
Other time deposits	58,206	0.74	107	56,549	0.39	56
Deposits in foreign offices	97,682	0.21	51	105,537	0.14	36
Total interest-bearing deposits	874,030	0.14	307	849,262	0.12	258
Short-term borrowings	107,857	0.25	67	71,712	0.11	18
Long-term debt	216,883	1.56	842	183,763	1.32	604
Other liabilities	16,492	2.14	89	16,894	2.30	97
Total interest-bearing liabilities	1,215,262	0.43	1,305	1,121,631	0.35	977
Portion of noninterest-bearing funding sources	436,405		—	412,571		—
Total funding sources	$1,651,667	0.32	1,305	1,534,202	0.26	977
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.90%	$11,957		2.95%	$11,228
Noninterest-earning assets
Cash and due from banks	$17,995			17,059
Goodwill	26,069			25,705
Other	124,144			130,832
Total noninterest-earning assets	$168,208			173,596
Noninterest-bearing funding sources
Deposits	$345,400			325,531
Other liabilities	62,627			71,988
Total equity	196,586			188,648
Noninterest-bearing funding sources used to fund earning assets	(436,405)			(412,571)
Net noninterest-bearing funding sources	$168,208			173,596
Total assets	$1,819,875			1,707,798

(1)
Our average prime rate was 3.50% and 3.25% for the quarters ended March 31, 2016 and 2015, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 0.62% and 0.26% for the quarters ended March 31, 2016 and 2015, respectively.

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

(5)
Includes taxable-equivalent adjustments of $290 million and $242 million for the quarters ended March 31, 2016 and 2015, respectively, primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

Earnings Performance (continued)

Noninterest Income
Table 2: Noninterest Income

	Quarter ended Mar 31,
(in millions)	2016	2015	% Change
Service charges on deposit accounts	$1,309	1,215	8%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,239	2,380	(6)
Trust and investment management	815	852	(4)
Investment banking	331	445	(26)
Total trust and investment fees	3,385	3,677	(8)
Card fees	941	871	8
Other fees:
Charges and fees on loans	313	309	1
Cash network fees	131	125	5
Commercial real estate brokerage commissions	117	129	(9)
Letters of credit fees	78	88	(11)
Wire transfer and other remittance fees	92	87	6
All other fees (1)(2)(3)	202	340	(41)
Total other fees	933	1,078	(13)
Mortgage banking:
Servicing income, net	850	523	63
Net gains on mortgage loan origination/sales activities	748	1,024	(27)
Total mortgage banking	1,598	1,547	3
Insurance	427	430	(1)
Net gains (losses) from trading activities	200	408	(51)
Net gains on debt securities	244	278	(12)
Net gains from equity investments	244	370	(34)
Lease income	373	132	183
Life insurance investment income	154	145	6
All other (3)	720	141	411
Total	$10,528	10,292	2

(1)	Wire transfer and other remittance fees, reflected in all other fees prior to 2016, have been separately disclosed.

(2)	All other fees have been revised to include merchant processing fees for all periods presented.

(3)	Effective fourth quarter 2015, the Company's proportionate share of its merchant services joint venture earnings is included in all other income.

Noninterest income was $10.5 billion and $10.3 billion for first quarter 2016 and 2015, respectively. This income represented 47% of revenue for first quarter 2016, compared with 48% for the same period in 2015. Noninterest income in first quarter 2016 benefited from the previously announced sale of our crop insurance business, hedge ineffectiveness primarily on our long-term debt hedges, and the increase in lease income related to the GE Capital acquisitions we completed in the quarter. Many of our businesses, including credit and debit cards, middle market banking, international, mortgage banking, and venture capital, also grew noninterest income in first quarter 2016.
Service charges on deposit accounts were $1.3 billion in first quarter 2016, compared with $1.2 billion in first quarter 2015. The increase was driven by higher overdraft fees, account growth and higher fees from commercial product sales and commercial product re-pricing.
Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Income from these brokerage-related activities include asset-based fees for advisory accounts, which are based on the market value of the client’s assets, and transactional commissions based on the number and size of transactions executed at the client’s direction. These fees decreased to $2.2 billion in first quarter 2016 from $2.4 billion for the same period in 2015. The decrease was predominantly due to lower brokerage transaction revenue and lower asset-based fees as a result of lower market values at the end of the prior quarter pricing period. Retail brokerage client assets totaled $1.42 trillion at March 31, 2016, compared with $1.44 trillion at March 31, 2015, with all retail brokerage services provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the "Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets" section in this Report.
We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, corporate trust, personal trust, employee benefit trust and agency assets. Trust and investment management fee income is predominantly from client assets under management (AUM) for which the fees are determined based on a tiered scale relative to the market value of the AUM. AUM consists of assets for which we have investment management discretion. Our AUM totaled $645.7 billion at March 31, 2016, compared with $660.2 billion at March 31, 2015, with substantially all of our AUM managed by our WIM operating segment. Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the "Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management" section in this Report. In addition to AUM we have client assets under administration (AUA) that earn various administrative fees which are generally based on the extent of the services provided to administer the account. Our AUA totaled $1.3 trillion at March 31, 2016, compared with $1.5 trillion at March 31, 2015. Trust and investment management fees decreased to $815 million in first quarter 2016 from $852 million for the same period in 2015, due to lower AUM reflecting lower market values.
We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees decreased to $331 million in first quarter 2016 from $445 million for the same period in 2015, driven by declines in equity origination due to market volatility.
Card fees were $941 million in first quarter 2016, compared with $871 million for the same period a year ago. The increase was primarily due to account growth and increased purchase activity.
Other fees decreased to $933 million in first quarter 2016, from $1.1 billion for the same period in 2015, predominantly driven by lower all other fees. In first quarter 2016, all other fees decreased to $202 million from $340 million for the same period in 2015, mainly due to the deconsolidation of our merchant services joint venture in fourth quarter 2015, which resulted in a proportionate share of that income now being reported in all other income.
Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.6 billion in first quarter 2016, compared with $1.5 billion for the same period a year ago.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income of $850 million for first quarter 2016 included a $498 million net MSR valuation gain ($957 million decrease in the fair value of the MSRs and a $1.5 billion hedge gain). Net servicing income of $523 million for first quarter 2015 included a $108 million net MSR valuation gain ($773 million decrease in the fair value of the MSRs and an $881 million hedge gain). The increase in net MSR valuation gains in first quarter 2016, compared with the same period in 2015, was primarily attributable to MSR valuation adjustments in first quarter 2015 that reflected higher prepayment expectations due to the reduction in FHA mortgage insurance premiums as well as a reduction in forecasted prepayments in first quarter 2016 due to updated economic and mortgage market rate inputs.
Our portfolio of loans serviced for others was $1.77 trillion at March 31, 2016, and $1.78 trillion at December 31, 2015. At March 31, 2016, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.72%, compared with 0.77% at December 31, 2015. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sale activities was $748 million in first quarter 2016, compared with $1.0 billion for the same period a year ago. The decrease in first quarter 2016 compared with first quarter 2015 was primarily driven by a decrease in mortgage loan originations and production margins.

Mortgage loan originations were $44 billion for first quarter 2016, compared with $49 billion for the same period a year ago. The production margin on residential held-for-sale mortgage originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2a presents the information used in determining the production margin.

Table 2a: Selected Residential Mortgage Production Data

		Quarter ended Mar 31,
		2016	2015
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$532	711
Commercial		71	91
Residential pipeline and unsold/repurchased loan management (1)		145	222
Total		$748	1,024
Residential real estate originations (in billions):
Held-for-sale	(B)	$31	37
Held-for-investment		13	12
Total		$44	49
Production margin on residential held-for-sale mortgage originations	(A)/(B)	1.68%	1.93

(1)	Primarily includes the results of GNMA loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

The production margin was 1.68% for first quarter 2016, compared with 1.93% for the same period a year ago primarily due to a higher mix of correspondent production. Mortgage applications were $77 billion in first quarter 2016, compared with $93 billion for the same period a year ago. The 1-4 family first mortgage unclosed pipeline was $39 billion at March 31, 2016, compared with $44 billion at March 31, 2015. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For first quarter 2016, we released a net $12 million from the repurchase liability, compared with a net $16 million release for first quarter 2015. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.
We engage in trading activities primarily to accommodate the investment activities of our customers, and to execute economic hedging to manage certain components of our balance sheet risks. Net gains (losses) from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $200 million in first quarter 2016, compared with $408 million for the same period a year ago. The decrease was primarily driven by lower economic hedge

Earnings Performance (continued)

income, lower customer accommodation trading activity within our capital markets business, and lower deferred compensation gains (offset in employee benefits expense). Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. For additional information about our trading activities, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in this Report.
Net gains on debt and equity securities totaled $488 million for first quarter 2016 and $648 million for first quarter 2015, after other-than-temporary impairment (OTTI) write-downs of $198 million and $73 million for first quarter 2016 and 2015, respectively. OTTI write-downs in first quarter 2016 mainly reflected deterioration in energy sector investments and largely drove the decrease in net gains on debt and equity securities in first quarter 2016 compared with the same period a year ago.
Lease income was $373 million in first quarter 2016, compared with $132 million for the same period a year ago, primarily driven by the closing of the GE Capital acquisitions in first quarter 2016.
All other income was $720 million in first quarter 2016, compared with $141 million for the same period a year ago. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method, any of which can cause decreases and net losses in other income. The increase in other income for first quarter 2016, compared with the same period a year ago, primarily reflected a $381 million gain on sale of our crop insurance business and changes in ineffectiveness recognized on interest rate swaps used to hedge our exposure to interest rate risk on long-term debt and cross-currency swaps, cross-currency interest rate swaps and forward contracts used to hedge our exposure to foreign currency risk and interest rate risk involving non-U.S. dollar denominated long-term debt. A portion of the hedge ineffectiveness recognized was partially offset by the results of certain economic hedges and accordingly we recognized a net hedge benefit of $379 million in first quarter 2016 as compared with $123 million for the same period a year ago. For additional information about derivatives used as part of our asset/liability management, see Note 12 (Derivatives) to Financial Statements in this Report.

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended Mar 31,		%
(in millions)	2016	2015	Change
Salaries	$4,036	3,851	5%
Commission and incentive compensation	2,645	2,685	(1)
Employee benefits	1,526	1,477	3
Equipment	528	494	7
Net occupancy	711	723	(2)
Core deposit and other intangibles	293	312	(6)
FDIC and other deposit assessments	250	248	1
Outside professional services	583	548	6
Operating losses	454	295	54
Outside data processing	208	253	(18)
Contract services	282	225	25
Postage, stationery and supplies	163	171	(5)
Travel and entertainment	172	158	9
Advertising and promotion	134	118	14
Insurance	111	140	(21)
Telecommunications	92	111	(17)
Foreclosed assets	78	135	(42)
Operating leases	235	62	279
All other	527	501	5
Total	$13,028	12,507	4

Noninterest expense was $13.0 billion in first quarter 2016, up 4% from $12.5 billion in the same period a year ago, driven by higher personnel expenses, operating leases, operating losses, and higher contract services, partially offset by lower foreclosed assets expense.
Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were up $194 million, or 2%, in first quarter 2016 compared with the same period a year ago, predominantly due to annual salary increases, an extra payroll day in first quarter 2016, and increased staffing in risk management and our non-mortgage businesses.
Operating lease expense was up $173 million in first quarter 2016 compared with the same period a year ago, largely due to the leases acquired from GE Capital.
Operating losses were up $159 million, or 54%, in first quarter 2016 compared with the same period a year ago, predominantly due to litigation expense for various legal matters.
Contract services expense was up $57 million, or 25%, in first quarter 2016 compared with the same period a year ago. Many noninterest expense categories in first quarter 2016, including contract services and outside professional services, reflected continued investments in our products, technology and service delivery, as well as costs for the heightened industry focus on regulatory compliance and evolving cybersecurity risk.
Foreclosed assets expense was down $57 million, or 42%, in first quarter 2016 compared with the same period a year ago, mainly driven by lower operating expenses and lower write-downs.
The efficiency ratio was 58.7% in first quarter 2016, compared with 58.8% in first quarter 2015. The Company expects to operate at the higher end of its targeted efficiency ratio range of 55-59% for full year 2016.

Income Tax Expense
Our effective tax rate was 32.0% and 28.2% for first quarter 2016 and 2015, respectively. The effective tax rate for first quarter 2015 reflected $359 million of discrete tax benefits primarily from reductions in reserves for uncertain tax positions due to audit resolutions of prior period matters with U.S. federal and state taxing authorities.

Operating Segment Results
We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and WIM. These segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative financial accounting guidance equivalent to generally accepted accounting principles (GAAP). Table 4 and the following discussion present our results by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 18 (Operating Segments) to Financial Statements in this Report.

Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Quarter ended March 31,
Revenue	$12,614	12,111	6,958	6,409	3,854	3,976	(1,231)	(1,218)	22,195	21,278
Provision (reversal of provision) for credit losses	720	658	363	(51)	(14)	(3)	17	4	1,086	608
Noninterest expense	6,836	6,591	3,968	3,618	3,042	3,122	(818)	(824)	13,028	12,507
Net income (loss)	3,296	3,547	1,921	1,974	512	529	(267)	(246)	5,462	5,804
Average loans	$484.3	472.2	429.8	380.0	64.1	56.9	(51.0)	(45.8)	927.2	863.3
Average deposits	683.0	643.4	428.0	431.7	184.5	170.3	(76.1)	(70.6)	1,219.4	1,174.8

(1)
Includes items not specific to a business segment and elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for WIM customers served through Community Banking distribution channels.

Cross-sell We aspire to create deep and enduring relationships with our customers by providing them with an exceptional experience and by discovering their needs and delivering the most relevant products, services, advice, and guidance. An outcome of offering customers the products and services they need, want and value is that we earn more opportunities to serve them, or what we call cross-sell. Cross-sell is the result of serving our customers well, understanding their financial needs and goals over their lifetimes, and ensuring we innovate our products, services and channels so that we earn more of their business and help them succeed financially. Our approach to cross-sell is needs-based as some customers will benefit from more products, and some may need fewer. We believe there is continued opportunity to meet our customers' financial needs as we build lifelong relationships with them. One way we track the degree to which we are satisfying our customers' financial needs is through our cross-sell metrics, which are based on whether the customer is a retail bank household or has a wholesale banking relationship. For additional information regarding our cross-sell metrics, see the "Earnings Performance – Operating Segments – Cross-sell" section in our 2015 Form 10-K.

Operating Segment Results
The following discussion provides a description of each of our operating segments, including cross-sell metrics and financial results.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including checking and savings accounts, credit and debit cards, and auto, student, and small business lending. These products also include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. The Community Banking segment also includes the results of our Corporate Treasury activities net of allocations in support of the other operating segments and results of investments in our affiliated venture capital partnerships. Our retail bank household cross-sell was 6.09 products per household in February 2016, compared with 6.13 in February 2015. Table 4a provides additional financial information for Community Banking.

Earnings Performance (continued)

Table 4a: Community Banking

	Quarter ended March 31,
(in millions, except average balances which are in billions)	2016	2015	% Change
Net interest income	$7,468	7,147	4%
Noninterest income:
Service charges on deposit accounts	753	692	9
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	450	506	(11)
Trust and investment management (1)	205	214	(4)
Investment banking (2)	(19)	(36)	47
Total trust and investment fees	636	684	(7)
Card fees	852	790	8
Other fees	372	359	4
Mortgage banking	1,508	1,435	5
Insurance	2	31	(94)
Net gains (losses) from trading activities	(27)	83	NM
Net gains on debt securities	219	206	6
Net gains from equity investments (3)	175	290	(40)
Other income of the segment	656	394	66
Total noninterest income	5,146	4,964	4

Total revenue	12,614	12,111	4

Provision for credit losses	720	658	9
Noninterest expense:
Personnel expense	4,618	4,518	2
Equipment	493	461	7
Net occupancy	510	527	(3)
Core deposit and other intangibles	128	144	(11)
FDIC and other deposit assessments	146	130	12
Outside professional services	185	180	3
Operating losses	407	226	80
Other expense of the segment	349	405	(14)
Total noninterest expense	6,836	6,591	4
Income before income tax expense and noncontrolling interests	5,058	4,862	4
Income tax expense	1,697	1,290	32
Net income from noncontrolling interests (4)	65	25	160
Net income	$3,296	3,547	(7)
Average loans	$484.3	472.2	3
Average deposits	683.0	643.4	6
NM – Not meaningful

(1)	Represents income on products and services for Wealth and Investment Management customers served through Community Banking distribution channels and is eliminated in consolidation.

(2)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(3)	Predominantly represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests primarily associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $3.3 billion, down $251 million, or 7%, from first quarter 2015. First quarter 2015 results included a discrete tax benefit of $359 million. Revenue of $12.6 billion increased $503 million, or 4%, from a year ago primarily due to higher net interest income, other income driven by positive hedge ineffectiveness related to our long term debt hedging results, mortgage banking fees, deposit service charges, and revenue from debit and credit card volumes, partially offset by lower market sensitive revenue, primarily gains on equity investments and trading activities, and lower trust and investment fees. Average loans of $484.3 billion in first quarter 2016 increased $12.1 billion, or 3%, from first quarter 2015. Average deposits increased $39.6 billion, or 6%, from first quarter 2015. Noninterest expense increased $245 million, or 4%, from first quarter 2015, driven by higher operating losses and personnel expenses, partially offset by lower foreclosed assets expense. The provision for credit losses increased $62 million from a year ago primarily due to an allowance build compared with an allowance release in first quarter 2015.

Wholesale Banking provides financial solutions to businesses across the United States and globally with annual sales generally in excess of $5 million. Products and businesses include Business Banking, Middle Market Commercial Banking, Government and Institutional Banking, Corporate Banking, Commercial Real Estate, Treasury Management, Wells Fargo Capital Finance, Insurance, International, Real Estate Capital Markets, Commercial Mortgage Servicing, Corporate Trust, Equipment Finance, Wells Fargo Securities, Principal Investments, and Asset

Backed Finance. Wholesale Banking cross-sell is reported on a one-quarter lag and for first quarter 2016 was 7.3 products per relationship, up from 7.2 for first quarter 2015. Wholesale Banking cross-sell does not reflect Business Banking relationships, which were realigned from Community Banking to Wholesale Banking effective fourth quarter 2015. Table 4b provides additional financial information for Wholesale Banking.

Table 4b: Wholesale Banking

	Quarter ended March 31,
(in millions, except average balances which are in billions)	2016	2015	% Change
Net interest income	$3,748	3,437	9%
Noninterest income:
Service charges on deposit accounts	555	523	6
Trust and investment fees:
Brokerage advisory, commissions and other fees	91	66	38
Trust and investment management	111	100	11
Investment banking	350	484	(28)
Total trust and investment fees	552	650	(15)
Card fees	89	81	10
Other fees	560	718	(22)
Mortgage banking	91	113	(19)
Insurance	425	398	7
Net gains from trading activities	207	277	(25)
Net gains on debt securities	25	72	(65)
Net gains from equity investments	66	75	(12)
Other income of the segment	640	65	885
Total noninterest income	3,210	2,972	8

Total revenue	6,958	6,409	9

Provision (reversal of provision) for credit losses	363	(51)	812
Noninterest expense:
Personnel expense	1,974	1,839	7
Equipment	21	20	5
Net occupancy	118	114	4
Core deposit and other intangibles	90	87	3
FDIC and other deposit assessments	86	96	(10)
Outside professional services	214	169	27
Operating losses	37	9	311
Other expense of the segment	1,428	1,284	11
Total noninterest expense	3,968	3,618	10
Income before income tax expense and noncontrolling interests	2,627	2,842	(8)
Income tax expense	719	817	(12)
Net income (loss) from noncontrolling interests	(13)	51	NM
Net income	$1,921	1,974	(3)
Average loans	$429.8	380.0	13
Average deposits	428.0	431.7	(1)
NM – Not meaningful
Wholesale Banking reported net income of $1.9 billion, down $53 million, or 3%, from first quarter 2015. Revenue grew $549 million, or 9%, from first quarter 2015 on both increased net interest income and noninterest income. Net interest income increased $311 million, or 9%, driven by strong loan growth and the GE Capital acquisitions. Noninterest income increased $238 million, or 8%, on the gain related to the sale of our crop insurance business, the GE Capital acquisitions and increased treasury management fees, partially offset by lower gains on debt securities, lower customer accommodation trading, and lower investment banking fees. Average loans of $429.8 billion increased $49.8 billion, or 13%, from first quarter 2015, driven by broad based growth including asset backed finance, commercial real estate, corporate banking, equipment finance and structured

Earnings Performance (continued)

real estate as well as the GE Capital acquisitions. Average deposits of $428.0 billion decreased $3.7 billion, or 1%, from first quarter 2015 reflecting lower interest bearing deposits, primarily in the International business, driven by market volatility and the competitive market environment. Noninterest expense increased $350 million, or 10%, from first quarter 2015 primarily due to the GE Capital acquisitions and higher personnel expense related to growth initiatives, compliance and regulatory requirements. The provision for credit losses increased $414 million from first quarter 2015 primarily due to deterioration in the oil and gas portfolio.

Wealth and Investment Management provides a full range of personalized wealth management, investment and retirement products and services to clients across U.S. based businesses including Wells Fargo Advisors, The Private Bank, Abbot Downing, Wells Fargo Institutional Retirement and Trust, and Wells Fargo Asset Management. We deliver financial planning, private banking, credit, investment management and fiduciary services to high-net worth and ultra-high-net worth individuals and families. We also serve clients’ brokerage needs, supply retirement and trust services to institutional clients and provide investment management capabilities delivered to global institutional clients through separate accounts and the Wells Fargo Funds. WIM cross-sell was 10.55 products per retail banking household in February 2016, up from 10.44 in February 2015. Table 4c provides additional financial information for WIM.

Table 4c: Wealth and Investment Management

	Quarter ended March 31,
(in millions, except average balances which are in billions)	2016	2015	% Change
Net interest income	$943	826	14%
Noninterest income:
Service charges on deposit accounts	5	4	25
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,154	2,313	(7)
Trust and investment management	712	760	(6)
Investment banking (1)	—	(3)	100
Total trust and investment fees	2,866	3,070	(7)
Card fees	1	1	—
Other fees	4	4	—
Mortgage banking	(2)	(2)	—
Insurance	—	1	(100)
Net gains from trading activities	20	48	(58)
Net gains on debt securities	—	—	NM
Net gains from equity investments	3	5	(40)
Other income of the segment	14	19	(26)
Total noninterest income	2,911	3,150	(8)

Total revenue	3,854	3,976	(3)

Reversal of provision for credit losses	(14)	(3)	NM
Noninterest expense:
Personnel expense	2,025	2,074	(2)
Equipment	15	14	7
Net occupancy	112	111	1
Core deposit and other intangibles	75	81	(7)
FDIC and other deposit assessments	31	37	(16)
Outside professional services	191	206	(7)
Operating losses	12	62	(81)
Other expense of the segment	581	537	8
Total noninterest expense	3,042	3,122	(3)
Income before income tax expense and noncontrolling interests	826	857	(4)
Income tax expense	314	324	(3)
Net income (loss) from noncontrolling interests	—	4	(100)
Net income	$512	529	(3)
Average loans	$64.1	56.9	13
Average deposits	184.5	170.3	8
NM – Not meaningful

(1)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

WIM reported net income of $512 million in first quarter 2016, down $17 million, or 3%, from first quarter 2015 primarily driven by lower noninterest income, partially offset by higher net interest income and lower expenses. Revenue of $3.9 billion in first quarter 2016 was down $122 million, or 3%, from first quarter 2015 driven by lower asset-based fees and lower brokerage transaction revenue, partially offset by growth in net interest income. Net interest income increased 14% from first quarter 2015 due to growth in investment portfolios and loan balances. Average loan balances of $64.1 billion in first quarter 2016 increased 13% from first quarter 2015. Average deposits in first quarter 2016 of $184.5 billion increased 8% from first quarter 2015. Noninterest expense of $3.0 billion in first quarter 2016 was down $80 million, or 3%, from first quarter 2015, primarily driven by decreased broker commissions and lower operating losses reflecting decreased litigation accruals, partially offset by higher other personnel expenses. Total provision for credit losses decreased $11 million from first quarter 2015, driven by lower net charge-offs.
The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although most of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees earned from advisory accounts are asset-based and depend on changes in the value of the client’s assets as well as the level of assets resulting from inflows and outflows. A major portion of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at March 31, 2016 and 2015.

Table 4d: Retail Brokerage Client Assets

	Quarter ended March 31,
(in billions)	2016	2015
Retail brokerage client assets	$1,415.7	1,442.7
Advisory account client assets	428.2	434.5
Advisory account client assets as a percentage of total client assets	30%	30

Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. These advisory accounts generate fees as a percentage of the market value of the assets, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. For first quarter 2016 and 2015, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for first quarter 2016 and 2015.

Table 4e: Retail Brokerage Advisory Account Client Assets

(in billions)	Client directed (1)	Financial advisor directed (2)	Separate accounts (3)	Mutual fund advisory (4)	Total advisory client assets
December 31, 2014	$159.8	85.4	110.7	66.9	422.8
Inflows (5)	10.3	5.4	6.0	2.9	24.6
Outflows (6)	(8.7)	(3.6)	(4.9)	(2.9)	(20.1)
Market impact (7)	1.6	2.7	1.8	1.1	7.2
March 31, 2015	$163.0	89.9	113.6	68.0	434.5
December 31, 2015	$154.7	91.9	110.4	62.9	419.9
Inflows (5)	8.9	7.3	5.7	1.9	23.8
Outflows (6)	(9.2)	(4.0)	(4.8)	(3.0)	(21.0)
Market impact (7)	0.9	2.2	2.2	0.2	5.5
March 31, 2016	$155.3	97.4	113.5	62.0	428.2

(1)
Investment advice and other services are provided to client, but decisions are made by the client and the fees earned are based on a percentage of the advisory account assets, not the number and size of transactions executed by the client.

(2)	Professionally managed portfolios with fees earned based on respective strategies and as a percentage of certain client assets.

(3)	Professional advisory portfolios managed by Wells Fargo asset management advisors or third-party asset managers. Fees are earned based on a percentage of certain client assets.

(4)	Program with portfolios constructed of load-waived, no-load and institutional share class mutual funds. Fees are earned based on a percentage of certain client assets.

(5)	Inflows include new advisory account assets, contributions, dividends and interest.

(6)	Outflows include withdrawals, closed accounts’ assets and client management fees.

(7)	Market impact reflects gains and losses on portfolio investments.

Earnings Performance (continued)

Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, personal trust, employee benefit trust and agency assets through our asset management, wealth and retirement businesses. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Our wealth business manages assets for high net worth clients, and our retirement business provides total retirement management, investments, and trust and custody solutions tailored to meet the needs of institutional clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. Table 4f presents AUM activity for first quarter 2016 and 2015.

Table 4f: WIM Trust and Investment – Assets Under Management

	Assets Managed by WFAM (1)
(in billions)	Money market funds (2)	Other assets managed	Assets managed by Wealth and Retirement (3)	Total assets under management
December 31, 2014	$123.1	372.6	165.3	661.0
Inflows (4)	—	26.6	8.8	35.4
Outflows (5)	(11.8)	(23.2)	(9.2)	(44.2)
Market impact (6)	—	5.4	1.9	7.3
March 31, 2015	$111.3	381.4	166.8	659.5
December 31, 2015	$123.6	366.1	162.1	651.8
Inflows (4)	—	27.1	9.1	36.2
Outflows (5)	(9.7)	(28.5)	(8.8)	(47.0)
Market impact (6)	—	2.4	1.0	3.4
March 31, 2016	$113.9	367.1	163.4	644.4

(1)
Assets managed by Wells Fargo Asset Management consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.

(2)	Money Market fund activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

(3)
Includes $8.2 billion and $8.9 billion as of December 31, 2015 and 2014, and $8.3 billion and $8.4 billion as of March 31, 2016 and 2015, respectively, of client assets invested in proprietary funds managed by WFAM.

(4)	Inflows include new managed account assets, contributions, dividends and interest.

(5)	Outflows include withdrawals, closed accounts’ assets and client management fees.

(6)	Market impact reflects gains and losses on portfolio investments.

Balance Sheet Analysis
At March 31, 2016, our assets totaled $1.8 trillion, up $61.6 billion from December 31, 2015. The predominant areas of asset growth were in federal funds sold and other short-term investments, which increased $30.4 billion, loans, which increased $30.7 billion (including $24.9 billion from the first quarter 2016 GE Capital transactions), and other assets, which increased $18.7 billion (including $5.9 billion in operating leases from the first quarter 2016 GE Capital transactions), partially offset by a decrease in investment securities of $12.7 billion. An increase of $28.4 billion in long-term debt (primarily to fund the GE Capital transactions), deposit growth of $18.2 billion, an increase in short-term borrowings of $10.2 billion, and total equity growth of $4.6 billion from December 31, 2015, were the predominant sources that funded our asset growth in the first three months of 2016. Equity growth benefited from $3.0 billion in earnings net of dividends paid.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Investment Securities
Table 5: Investment Securities – Summary

	March 31, 2016			December 31, 2015
(in millions)	Amortized Cost	Net unrealized gain	Fair value	Amortized Cost	Net unrealized gain	Fair value
Available-for-sale securities:
Debt securities	$251,040	3,012	254,052	263,318	2,403	265,721
Marketable equity securities	1,034	465	1,499	1,058	579	1,637
Total available-for-sale securities	252,074	3,477	255,551	264,376	2,982	267,358
Held-to-maturity debt securities	79,348	2,377	81,725	80,197	370	80,567
Total investment securities (1)	$331,422	5,854	337,276	344,573	3,352	347,925

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.

Table 5 presents a summary of our investment securities portfolio, which decreased $12.7 billion from December 31, 2015, primarily due to sales and paydowns of Federal agency mortgage-backed securities and lower security purchases due to bond market volatility. The total net unrealized gains on available-for-sale securities were $3.5 billion at March 31, 2016, up from $3.0 billion at December 31, 2015, primarily due to a decline in interest rates, partially offset by wider credit spreads. For a discussion of our investment management objectives and practices, see the "Balance Sheet Analysis" section in our 2015 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. Of the $198 million in OTTI write-downs recognized in earnings in first quarter 2016, $65 million related to debt securities and $4 million related to marketable equity securities, which are included in available-for-sale securities. Another $129 million in OTTI write-downs were related to nonmarketable equity investments, which are included in other assets. OTTI write-downs recognized in earnings related to oil and gas investments totaled $124 million in first quarter 2016, of which $46 million related to investment securities and $78 million related to nonmarketable equity investments. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K and Note 4 (Investment Securities) to Financial Statements in this Report.
At March 31, 2016, investment securities included $53.8 billion of municipal bonds, of which 95.1% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are substantially all investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.
The weighted-average expected maturity of debt securities available-for-sale was 5.9 years at March 31, 2016. Because 46% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.
Table 6: Mortgage-Backed Securities Available for Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At March 31, 2016
Actual	$116.7	3.1	5.0
Assuming a 200 basis point:
Increase in interest rates	106.7	(6.9)	6.8
Decrease in interest rates	119.2	5.6	2.6

The weighted-average expected maturity of debt securities held-to-maturity was 5.8 years at March 31, 2016. See Note 4

Balance Sheet Analysis (continued)

(Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.
Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans increased $30.7 billion from

December 31, 2015, predominantly due to growth in commercial and industrial, real estate mortgage and lease financing loans within the commercial loan portfolio segment, which included $24.9 billion of commercial and industrial loans and capital leases acquired from GE Capital in first quarter 2016.

Table 7: Loan Portfolios

(in millions)	March 31, 2016	December 31, 2015
Commercial	$488,205	456,583
Consumer	459,053	459,976
Total loans	$947,258	916,559
Change from prior year-end	$30,699	54,008

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

Table 8: Maturities for Selected Commercial Loan Categories

	March 31, 2016				December 31, 2015
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$100,820	196,699	24,028	321,547	91,214	184,641	24,037	299,892
Real estate mortgage	19,568	69,453	35,690	124,711	18,622	68,391	35,147	122,160
Real estate construction	8,498	13,037	1,409	22,944	7,455	13,284	1,425	22,164
Total selected loans	$128,886	279,189	61,127	469,202	117,291	266,316	60,609	444,216
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$18,474	30,908	24,228	73,610	16,819	27,705	23,533	68,057
Loans at floating/variable interest rates	110,412	248,281	36,899	395,592	100,472	238,611	37,076	376,159
Total selected loans	$128,886	279,189	61,127	469,202	117,291	266,316	60,609	444,216

Deposits
Deposit grew $18.2 billion during first quarter 2016 to $1.24 trillion reflecting continued broad-based growth across our consumer businesses. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in “Earnings Performance – Net Interest Income” and Table 1 earlier in this Report.

Table 9: Deposits

($ in millions)	Mar 31, 2016	% of total deposits	Dec 31, 2015	% of total deposits	% Change
Noninterest-bearing	$348,888	28%	$351,579	29%	(1)
Interest-bearing checking	38,121	3	40,115	3	(5)
Market rate and other savings	668,441	54	651,563	54	3
Savings certificates	27,028	2	28,614	2	(6)
Other time and deposits	59,555	5	49,032	4	21
Deposits in foreign offices (1)	99,457	8	102,409	8	(3)
Total deposits	$1,241,490	100%	$1,223,312	100%	1

(1)	Includes Eurodollar sweep balances of $62.9 billion and $71.1 billion at March 31, 2016, and December 31, 2015, respectively.

Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2015 Form 10-K for a description of our critical accounting policy related to fair value of financial instruments and a discussion of our fair value measurement techniques.
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
Table 10: Fair Value Level 3 Summary

	March 31, 2016		December 31, 2015
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value (2)	$373.0	26.8	384.2	27.6
As a percentage of total assets	20%	1	21	2
Liabilities carried at fair value	$32.5	1.6	29.6	1.5
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

(2)
Level 3 assets at December 31, 2015, have been revised in accordance with our adoption of Accounting Standards Update 2015-07 (Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)). See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.

Equity
Total equity was $198.5 billion at March 31, 2016 compared with $193.9 billion at December 31, 2015. The increase was primarily driven by a $3.0 billion increase in retained earnings from earnings net of dividends paid, and a $1.8 billion increase in preferred stock, partially offset by a net reduction in common stock due to repurchases.

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

Other Commitments
We also have other off-balance sheet transactions, including obligations to make rental payments under noncancelable operating leases and commitments to purchase certain debt and equity securities. Our operating lease obligations are discussed in Note 7 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements in our 2015 Form 10-K. For more information on commitments to purchase debt and equity securities, see the “Off-Balance Sheet Arrangements” section in our 2015 Form 10-K.

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, stockholders, regulators and other stakeholders. Among the risks that we manage are operational risk, credit risk, and asset/liability management risk, which includes interest rate risk, market risk, and liquidity and funding risks. Our risk culture is strongly rooted in our Vision and Values, and in order to succeed in our mission of satisfying our customers’ financial needs and helping them succeed financially, our business practices and operating model must support prudent risk management practices. For more information about how we manage these risks, see the “Risk Management” section in our 2015 Form 10-K. The discussion that follows provides an update regarding these risks.
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal controls and processes, people and systems, or resulting from external events. These losses may be caused by events such as fraud, breaches of customer privacy, business disruptions, inappropriate employee behavior, vendors that do not perform their responsibilities, and regulatory fines and penalties.
Information security is a significant operational risk for financial institutions such as Wells Fargo, and includes the risk of losses resulting from cyber attacks. Wells Fargo and other financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information. Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Addressing cybersecurity risks is a priority for Wells Fargo, and we continue to develop and enhance our controls, processes and systems in order to protect our networks, computers, software and data from attack, damage or unauthorized access. We are also proactively involved in industry cybersecurity efforts and working with other parties, including our third-party service providers and governmental agencies, to continue to enhance defenses and improve resiliency to cybersecurity threats. See the “Risk Factors” section in our 2015 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar 31, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$321,547	299,892
Real estate mortgage	124,711	122,160
Real estate construction	22,944	22,164
Lease financing	19,003	12,367
Total commercial	488,205	456,583
Consumer:
Real estate 1-4 family first mortgage	274,734	273,869
Real estate 1-4 family junior lien mortgage	51,324	53,004
Credit card	33,139	34,039
Automobile	60,658	59,966
Other revolving credit and installment	39,198	39,098
Total consumer	459,053	459,976
Total loans	$947,258	916,559

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

Risk Management - Credit Risk Management (continued)

Credit Quality Overview  Credit quality remained solid in first quarter 2016 due in part to an improving housing market, as well as our proactive credit risk management activities. We continued to benefit from improvements in the performance of our residential real estate portfolio, offset by an increase in our commercial allowance to reflect continued deterioration in the oil and gas portfolio. In particular:

•
Although commercial nonaccrual loans increased to $4.0 billion at March 31, 2016, compared with $2.4 billion at December 31, 2015, consumer nonaccrual loans declined to $8.3 billion at March 31, 2016, compared with $9.0 billion at December 31, 2015. The increase in commercial nonaccrual loans was primarily driven by continued deterioration in the oil and gas portfolio and was partially offset by a decline in consumer nonaccrual loans, partly due to a sale. Nonaccrual loans represented 1.29% of total loans at March 31, 2016, compared with 1.24% at December 31, 2015.

•
Net charge-offs (annualized) as a percentage of average total loans increased to 0.38% in first quarter 2016, compared with 0.33% for the same period a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.20% and 0.57% in first quarter 2016, respectively, compared with 0.04% and 0.60%, respectively, in first quarter 2015.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $34 million and $769 million in our commercial and consumer portfolios, respectively, at March 31, 2016, compared with $114 million and $867 million at December 31, 2015.

•	Our provision for credit losses was $1.1 billion in first quarter 2016, compared with $608 million for the same period a year ago.

•	The allowance for credit losses increased to $12.7 billion, or 1.34% of total loans, at March 31, 2016, from $12.5 billion, or 1.37%, at December 31, 2015.

Additional information on our loan portfolios and our credit quality trends follows.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans at March 31, 2016, which included $1.1 billion from the GE Capital acquisitions, totaled $20.3 billion, compared with $20.0 billion at December 31, 2015, and $58.8 billion at December 31, 2008. Such loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. The accretable yield at March 31, 2016, was $16.0 billion.
A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. Since December 31, 2008, we have released $11.7 billion in nonaccretable difference, including $9.8 billion transferred from the nonaccretable difference to the accretable yield and $1.9 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $10.0 billion reduction from December 31, 2008, through March 31, 2016, in our initial projected losses of $41.0 billion on all PCI loans. At March 31, 2016, $2.3 billion in nonaccretable difference, which included $347 million from the GE Capital acquisitions, remained to absorb losses on PCI loans.
For additional information on PCI loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K, and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

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
The commercial and industrial loans and lease financing portfolio totaled $340.6 billion, or 36% of total loans, at March 31, 2016. The annualized net charge-off rate for this portfolio was 0.34% in first quarter 2016, compared with 0.28% in fourth quarter 2015, and 0.09% in first quarter 2015. At March 31, 2016, 0.88% of this portfolio was nonaccruing, compared with 0.44% at December 31, 2015. In addition, $32.7 billion of this portfolio was rated as criticized in accordance with regulatory guidance at March 31, 2016, compared with $19.1 billion at December 31, 2015. The increase in nonaccrual and criticized loans in this portfolio was predominantly in the oil and gas portfolio.
A majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 12 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $52.9 billion of foreign loans at March 31, 2016. Foreign loans totaled $15.4 billion within the investor category, $16.3 billion within the financial institutions category and $2.0 billion within the oil and gas category.
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

We provide financial institutions with a variety of relationship focused products and services, including loans supporting short-term trade finance and working capital needs. The $16.3 billion of foreign loans in the financial institutions category were predominantly originated by our Global Financial Institutions (GFI) business.
The oil and gas loan portfolio totaled $17.8 billion, or 2% of total outstanding loans, at March 31, 2016, compared with $17.4 billion, or 2% of total outstanding loans, at December 31, 2015. Unfunded loan commitments in the oil and gas loan portfolio totaled $22.9 billion at March 31, 2016. Approximately half of the increase in oil and gas loans from year-end was due to the GE Capital acquisitions. Slightly more than half of our oil and gas loans were to businesses in the exploration and production (E&P) sector. Most of these E&P loans are secured by oil and/or gas reserves and have underlying borrowing base arrangements which include regular (typically semi-annual) “redeterminations” that consider refinements to borrowing structure and prices used to determine borrowing limits. All other oil and gas loans were to midstream and services and equipment companies. We proactively monitor our oil and gas loan portfolio and work with customers to address any emerging issues. Driven by a drop in energy prices, oil and gas nonaccrual loans increased to $1.9 billion at March 31, 2016, compared with $844 million at December 31, 2015.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry (1)

	March 31, 2016
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$31	52,944		5%
Financial institutions	33	36,983		4
Cyclical retailers	21	25,441		3
Oil and gas	1,899	17,841		2
Healthcare	39	16,487		2
Real estate lessor	—	15,604		2
Industrial equipment	35	15,099		2
Food and beverage	15	14,880		1
Technology	69	10,377		1
Transportation	28	9,969		1
Public administration	8	9,309		1
Business services	35	8,631		1
Other	797	106,985	(3)	11
Total	$3,010	340,550		36%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $1.2 billion of PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $7.2 billion.

Risk Management - Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.6 billion of foreign CRE loans, totaled $147.7 billion, or 16% of total loans, at March 31, 2016, and consisted of $124.7 billion of mortgage loans and $23.0 billion of construction loans.
Table 13 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of combined CRE loans are in California, Texas, New York and Florida, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 29% and apartments at 15% of the portfolio. CRE nonaccrual loans totaled 0.6% of the CRE outstanding balance at March 31, 2016, compared with 0.7% at December 31, 2015. At March 31, 2016, we had $6.3 billion of criticized CRE mortgage loans, compared with $6.8 billion at December 31, 2015, and $562 million of criticized CRE construction loans, compared with $549 million at December 31, 2015.
At March 31, 2016, the recorded investment in PCI CRE loans totaled $571 million, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.

Table 13: CRE Loans by State and Property Type

	March 31, 2016
	Real estate mortgage			Real estate construction			Total
(in millions)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	% of total loans
By state:
California	$206	35,581		11	4,458		217	40,039		4%
Texas	56	8,977		1	1,878		57	10,855		1
New York	32	8,718		1	1,944		33	10,662		1
Florida	86	8,308		1	2,174		87	10,482		1
North Carolina	61	3,687		7	847		68	4,534		*
Arizona	45	3,957		1	523		46	4,480		*
Washington	28	3,540		—	775		28	4,315		*
Georgia	58	3,596		9	447		67	4,043		*
Illinois	27	3,481		—	374		27	3,855		*
Virginia	12	2,802		—	977		12	3,779		*
Other	285	42,064		32	8,547		317	50,611	(2)	5
Total	$896	124,711		63	22,944		959	147,655		16%
By property:
Office buildings	$256	39,487		—	2,963		256	42,450		4%
Apartments	26	13,676		—	7,979		26	21,655		2
Industrial/warehouse	131	14,376		—	1,304		131	15,680		2
Retail (excluding shopping center)	118	14,600		—	777		118	15,377		2
Shopping center	43	10,150		—	1,214		43	11,364		1
Hotel/motel	22	9,351		—	1,445		22	10,796		1
Real estate - other	112	9,067		—	211		112	9,278		1
Institutional	33	3,049		—	722		33	3,771		*
Land (excluding 1-4 family)	1	345		10	2,599		11	2,944		*
Agriculture	52	2,550		—	22		52	2,572		*
Other	102	8,060		53	3,708		155	11,768		1
Total	$896	124,711		63	22,944		959	147,655		16%

*	Less than 1%.

(1)
Includes a total of $571 million PCI loans, consisting of $483 million of real estate mortgage and $88 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.6 billion.

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At March 31, 2016, foreign loans totaled $62.1 billion, representing approximately 7% of our total consolidated loans outstanding, compared with $58.6 billion, or approximately 6% of total consolidated loans outstanding, at December 31, 2015. Foreign loans were approximately 3% of our consolidated total assets at March 31, 2016 and at December 31, 2015.
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
We evaluate our individual country risk exposure on an ultimate country of risk basis, which is normally based on the country of residence of the guarantor or collateral location, and is different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at March 31, 2016, was the United Kingdom, which totaled $27.0 billion, or approximately 1% of our total assets, and included $3.6 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. Our exposure to Canada, our second largest foreign country exposure on an ultimate risk basis, totaled $18.2 billion at March 31, 2016, up $3.1 billion from December 31, 2015, predominantly due to the GE Capital acquisitions.

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
Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, on an ultimate risk basis. Our exposure to Puerto Rico (considered part of U.S. exposure) is primarily through automobile lending and was not material to our consolidated country risk exposure.

Risk Management - Credit Risk Management (continued)

Table 14: Select Country Exposures

	March 31, 2016
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
Top 20 country exposures:
United Kingdom	$3,585	18,018	5	3,412	—	2,015	3,590	23,445	27,035
Canada	1	16,710	—	893	—	555	1	18,158	18,159
Cayman Islands	—	3,591	—	—	—	247	—	3,838	3,838
Ireland	21	3,415	—	281	—	110	21	3,806	3,827
Germany	1,664	1,295	(2)	456	—	366	1,662	2,117	3,779
Bermuda	—	3,035	—	119	—	152	—	3,306	3,306
India	—	2,211	—	71	—	3	—	2,285	2,285
Brazil	—	2,210	—	(1)	—	—	—	2,209	2,209
Netherlands	—	1,622	—	435	—	33	—	2,090	2,090
Australia	—	1,053	—	755	—	51	—	1,859	1,859
Switzerland	—	1,531	—	114	—	24	—	1,669	1,669
France	—	544	—	892	—	139	—	1,575	1,575
Mexico	—	1,458	—	13	—	4	—	1,475	1,475
Turkey	—	1,454	—	—	—	1	—	1,455	1,455
China	—	1,379	(2)	49	2	1	—	1,429	1,429
Chile	—	1,293	—	3	2	58	2	1,354	1,356
South Korea	—	1,252	(18)	96	4	1	(14)	1,349	1,335
Jersey, C.I.	—	799	—	242	—	21	—	1,062	1,062
Guernsey	—	997	—	(1)	—	2	—	998	998
Malaysia	—	906	—	46	—	1	—	953	953
Total top 20 country exposures	$5,271	64,773	(17)	7,875	8	3,784	5,262	76,432	81,694
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$1,685	6,876	(2)	2,064	—	648	1,683	9,588	11,271
Luxembourg	45	469	—	202	—	37	45	708	753
Austria	—	616	—	4	—	2	—	622	622
Spain	—	329	—	31	—	10	—	370	370
Belgium	—	245	—	33	—	1	—	279	279
Italy	—	74	—	51	—	—	—	125	125
Other Eurozone exposure (6)	23	31	—	7	—	6	23	44	67
Total Eurozone exposure	$1,753	8,640	(2)	2,392	—	704	1,751	11,736	13,487

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $16 million in PCI loans, predominantly to customers in the Netherlands and Germany, and $1.1 billion in defeased leases secured primarily by U.S. Treasury and government agency securities, or government guaranteed.

(2)	Represents exposure on debt and equity securities of foreign issuers. Long and short positions are netted and net short positions are reflected as negative exposure.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At March 31, 2016, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $2.3 billion, which was offset by the notional amount of CDS purchased of $2.3 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $40.3 billion exposure to financial institutions and $38.3 billion to non-financial corporations at March 31, 2016.

(5)	Consists of exposure to Ireland, Germany, Netherlands and France included in Top 20.

(6)	Includes non-sovereign exposure to Portugal in the amount of $27 million and less than $1 million to Greece. We had no sovereign debt exposure to these countries at March 31, 2016.

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS  Our real estate 1-4 family first and junior lien mortgage loans primarily include loans we have made to customers and retained as part of our asset/liability management strategy. These loans, as presented in Table 15, include the Pick-

a-Pay portfolio acquired from Wachovia which is discussed later in this Report. These loans also include other purchased loans and loans included on our balance sheet as a result of consolidation of variable interest entities (VIEs).

Table 15: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	March 31, 2016		December 31, 2015
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$274,734	84%	$273,869	84%
Real estate 1-4 family junior lien mortgage	51,324	16	53,004	16
Total real estate 1-4 family mortgage loans	$326,058	100%	$326,873	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 8% and 9% of total loans at March 31, 2016, and December 31, 2015, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 38% at March 31, 2016, as a result of our modification activities and customers exercising their option to convert to fixed payments. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2015 Form 10-K.
Part of our credit monitoring includes tracking delinquency, FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in first quarter 2016 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at March 31, 2016, totaled $7.3 billion, or 2% of total non-PCI mortgages, compared with $8.3 billion, or 3%, at December 31, 2015. Loans with FICO scores lower than 640 totaled $21.1 billion, or 7% of total non-PCI mortgages, for both March 31, 2016 and December 31, 2015. Mortgages with a LTV/CLTV greater than 100% totaled $14.4 billion at March 31, 2016, or 5% of total non-PCI mortgages, compared with $15.1 billion, or 5%, at December 31, 2015. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 12% of total loans at March 31, 2016, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2015 Form 10-K.
Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	March 31, 2016
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$89,491	14,039	103,530	11%
New York	21,731	2,352	24,083	2
Florida	14,041	4,659	18,700	2
New Jersey	11,931	4,325	16,256	2
Virginia	7,269	2,927	10,196	1
Texas	8,196	816	9,012	1
Pennsylvania	5,691	2,679	8,370	1
North Carolina	5,970	2,325	8,295	1
Washington	6,938	1,196	8,134	1
Other (1)	63,369	15,946	79,315	8
Government insured/ guaranteed loans (2)	21,573	—	21,573	2
Real estate 1-4 family loans (excluding PCI)	256,200	51,264	307,464	32
Real estate 1-4 family PCI loans (3)	18,534	60	18,594	2
Total	$274,734	51,324	326,058	34%

(1)	Consists of 41 states; no state had loans in excess of $7.2 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

(3)	Includes $12.9 billion in real estate 1-4 family mortgage PCI loans in California.

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio increased $865 million in first quarter 2016, as we retained $11.8 billion in non-conforming originations, primarily consisting of loans that exceed

Risk Management - Credit Risk Management (continued)

conventional conforming loan amount limits established by federal government-sponsored entities (GSEs).
The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in first quarter 2016, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average real estate 1-4 family first lien mortgage loans improved to 0.07% in first quarter 2016, compared with 0.13%, for the same period a year ago. Nonaccrual loans were $6.7 billion at March 31, 2016, compared with $7.3 billion at December 31,

2015. Improvement in the credit performance was driven by an improving housing environment. Real estate 1-4 family first lien mortgage loans originated after 2008, which generally utilized tighter underwriting standards, have resulted in minimal losses to date and were approximately 68% of our total real estate 1-4 family first lien mortgage portfolio as of March 31, 2016.
Table 17 shows the credit attributes of the first lien mortgage portfolio and lists the top five states by outstanding balance.

Table 17: First Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
California	$89,491	88,367	1.64%	1.87	(0.07)	(0.05)	(0.05)	(0.02)	—
New York	21,731	20,962	2.71	3.07	0.12	0.08	0.13	0.14	0.10
Florida	14,041	14,068	4.60	5.14	0.03	0.02	0.16	0.23	0.17
New Jersey	11,931	11,825	5.10	5.68	0.44	0.33	0.38	0.27	0.24
Texas	8,196	8,153	2.50	2.80	0.10	0.02	—	0.02	0.03
Other	89,237	88,951	3.16	3.72	0.18	0.21	0.23	0.22	0.31
Total	234,627	232,326	2.70%	3.11	0.08	0.09	0.11	0.12	0.16
Government insured/guaranteed loans	21,573	22,353
PCI	18,534	19,190
Total first lien mortgages	$274,734	273,869

Pick‑a‑Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-

a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 18 provides balances by types of loans as of March 31, 2016, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $23.1 billion at March 31, 2016, compared with $61.0 billion at acquisition. Primarily due to modification efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 15% of the total Pick-a-Pay portfolio at March 31, 2016, compared with 51% at acquisition.

Table 18: Pick-a-Pay Portfolio – Comparison to Acquisition Date

			December 31,
	March 31, 2016		2015		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$16,089	38%	$16,828	39%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	5,473	13	5,706	13	15,763	14
Full-term loan modifications	20,738	49	21,193	48	—	—
Total adjusted unpaid principal balance	$42,300	100%	$43,727	100%	$115,700	100%
Total carrying value	$37,676		39,065		95,315

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

Table 19: Pick-a-Pay Portfolio (1)

	March 31, 2016
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)
California	$16,079	72%	$12,838	57%	$9,311	52%
Florida	1,819	81	1,392	60	1,932	65
New Jersey	751	81	578	60	1,272	68
New York	518	77	440	59	624	67
Texas	196	55	176	49	753	43
Other states	3,724	78	2,972	61	5,388	64
Total Pick-a-Pay loans	$23,087	74	$18,396	58	$19,280	58

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2016.

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

In first quarter 2016, we completed over 600 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed over 133,000 modifications since the Wachovia acquisition, resulting in over $6.1 billion of principal forgiveness to our Pick-a-Pay customers. There remains $8.7 million of conditional forgiveness that can be earned by borrowers through performance over a three-year period.
Due to better than expected performance observed on the PCI portion of the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $7.1 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 11.7 years at March 31, 2016. The weighted average remaining life decreased slightly from December 31, 2015 due to the passage of time. The accretable yield percentage at March 31, 2016, was 6.68%, up from 6.21% at the end of 2015 due to favorable changes in the expected timing and composition of cash flows resulting from improving credit and prepayment expectations. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.
The predominant portion of our PCI loans is included in the Pick-a-Pay portfolio. For further information on the judgment involved in estimating expected cash flows for PCI loans, see the

“Critical Accounting Policies – Purchased Credit-Impaired Loans” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K.
For further information on the Pick-a-Pay portfolio, including recast risk, deferral of interest and loan modifications, see the "Risk Management – Credit Risk Management – Pick-a-Pay Portfolio" section in our 2015 Form 10-K.

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
We continuously monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. We have observed that the severity of loss for junior lien mortgages is high and generally not affected by whether we or a third party own or service the related first lien mortgage, but the frequency of delinquency is typically lower when we own or service the first lien mortgage. In general, we have limited information available on the delinquency status of the third party owned or serviced senior lien where we also hold a junior lien. To capture this inherent loss content, our allowance process for junior lien mortgages considers the relative difference in loss experience for junior lien mortgages behind first lien mortgage loans we own or service, compared with those behind first lien mortgage loans owned or serviced by third parties. In addition, our allowance process for junior lien mortgages that are current, but are in their revolving period, considers the inherent loss where the borrower is delinquent on the corresponding first lien mortgage loans.
Table 20 shows the credit attributes of the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2015, predominantly reflects loan paydowns. As of March 31, 2016, 16% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 2.58% were 30 days or more past due. CLTV means the ratio of the total loan balance of first lien mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 7% of the junior lien mortgage portfolio at March 31, 2016.

Table 20: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss rate (annualized) quarter ended
(in millions)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
California	$14,039	14,554	1.92%	2.03	0.27	0.12	0.21	0.27	0.41
Florida	4,659	4,823	2.31	2.45	0.79	0.51	1.02	0.82	1.15
New Jersey	4,325	4,462	3.07	3.06	0.84	0.77	1.23	1.02	1.20
Virginia	2,927	2,991	1.81	2.05	0.80	0.77	0.73	0.75	1.22
Pennsylvania	2,679	2,748	2.27	2.35	0.55	0.66	0.79	0.97	1.21
Other	22,635	23,357	2.12	2.24	0.63	0.68	0.70	0.76	0.92
Total	51,264	52,935	2.15%	2.27	0.57	0.52	0.64	0.66	0.85
PCI	60	69
Total junior lien mortgages	$51,324	53,004

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
On a monthly basis, we monitor the payment characteristics of borrowers in our junior lien portfolio. In March 2016, approximately 46% of these borrowers paid only the minimum amount due and approximately 49% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 34% paid only the minimum amount due and approximately 61% paid more than the minimum amount due.
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
Table 21 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and senior lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.1 billion, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $86 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 21: Junior Lien Mortgage Line and Loan and Senior Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance March 31, 2016	Remainder of 2016	2017	2018	2019	2020	2021 and thereafter (1)	Amortizing
Junior lien lines and loans	$51,264	3,345	4,988	2,845	1,128	1,014	25,291	12,653
First lien lines	15,973	450	737	872	388	358	11,248	1,920
Total (2)(3)	$67,237	3,795	5,725	3,717	1,516	1,372	36,539	14,573
% of portfolios	100%	6	9	6	2	2	54	21

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2026, with annual scheduled amounts through that date ranging from $2.7 billion to $8.6 billion and averaging $6.1 billion per year.

(2)	Junior and first lien lines are predominantly interest-only during their draw period. The unfunded credit commitments for junior and first lien lines totaled $67.8 billion at March 31, 2016.

(3)
Includes scheduled end-of-term balloon payments for lines and loans totaling $151 million, $337 million, $407 million, $380 million, $411 million and $1.1 billion for 2016 2017, 2018, 2019, 2020, and 2021 and thereafter, respectively. Amortizing lines and loans include $159 million of end-of-term balloon payments, which are past due. At March 31, 2016, $504 million, or 5% of outstanding lines of credit that are amortizing, are 30 days or more past due compared to $845 million or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $33.1 billion at March 31, 2016, which represented 3% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.16% for first quarter 2016, compared with 3.19% for first quarter 2015.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $60.7 billion at March 31, 2016. The net charge-off rate (annualized) for our automobile portfolio was 0.85% for first quarter 2016, compared with 0.73% for first quarter 2015.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $39.2 billion at March 31, 2016, and primarily included student and security-based loans. Student loans totaled $12.5 billion at March 31, 2016. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.42% for first quarter 2016, compared with 1.32% for first quarter 2015.

Risk Management - Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 22 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs increased in first quarter 2016, primarily driven by a $1.1 billion increase in nonaccrual loans in the oil and gas portfolio and the addition of $343 million of nonaccrual loans from the GE Capital acquisitions. The increase in nonaccrual loans was partially offset by a $684 million decline in consumer real estate nonaccrual loans, partly due to a sale, as well as a $76 million decline in commercial real estate nonaccrual loans.

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate and auto loans are discharged in bankruptcy, regardless of their delinquency status.

Table 22: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$2,911	0.91%	$1,363	0.45%	$1,031	0.35%	$1,079	0.38%
Real estate mortgage	896	0.72	969	0.79	1,125	0.93	1,250	1.04
Real estate construction	63	0.27	66	0.30	151	0.70	165	0.77
Lease financing	99	0.52	26	0.21	29	0.24	28	0.23
Total commercial	3,969	0.81	2,424	0.53	2,336	0.52	2,522	0.58
Consumer:
Real estate 1-4 family first mortgage (1)	6,683	2.43	7,293	2.66	7,425	2.74	8,045	3.00
Real estate 1-4 family junior lien mortgage	1,421	2.77	1,495	2.82	1,612	2.95	1,710	3.04
Automobile	114	0.19	121	0.20	123	0.21	126	0.22
Other revolving credit and installment	47	0.12	49	0.13	41	0.11	40	0.11
Total consumer	8,265	1.80	8,958	1.95	9,201	2.02	9,921	2.20
Total nonaccrual loans (2)(3)(4)	12,234	1.29	11,382	1.24	11,537	1.28	12,443	1.40
Foreclosed assets:
Government insured/guaranteed (5)	386		446		502		588
Non-government insured/guaranteed	893		979		1,265		1,370
Total foreclosed assets	1,279		1,425		1,767		1,958
Total nonperforming assets	$13,513	1.43%	$12,807	1.40%	$13,304	1.47%	$14,401	1.62%
Change in NPAs from prior quarter	$706		(497)		(1,097)		(438)

(1)	Includes MHFS of $157 million, $177 million, $96 million, and $144 million at March 31, 2016 and December 31, September 30, and June 30, 2015, respectively.

(2)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(3)
Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA and student loans predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program are not placed on nonaccrual status because they are insured or guaranteed.

(4)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans.

(5)
Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Foreclosure of certain government guaranteed residential real estate mortgage loans that meet criteria specified by Accounting Standards Update (ASU) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, effective as of January 1, 2014 are excluded from this table and included in Accounts Receivable in Other Assets. For more information on the changes in foreclosures for government guaranteed residential real estate mortgage loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K.

Table 23 provides an analysis of the changes in nonaccrual loans.

Table 23: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Commercial nonaccrual loans
Balance, beginning of period	$2,424	2,336	2,522	2,192	2,239
Inflows	2,291	793	382	840	496
Outflows:
Returned to accruing	(34)	(44)	(26)	(20)	(67)
Foreclosures	(4)	(72)	(32)	(11)	(24)
Charge-offs	(317)	(243)	(135)	(117)	(107)
Payments, sales and other (1)	(391)	(346)	(375)	(362)	(345)
Total outflows	(746)	(705)	(568)	(510)	(543)
Balance, end of period	3,969	2,424	2,336	2,522	2,192
Consumer nonaccrual loans
Balance, beginning of period	8,958	9,201	9,921	10,318	10,609
Inflows	964	1,226	1,019	1,098	1,341
Outflows:
Returned to accruing	(584)	(646)	(676)	(668)	(686)
Foreclosures	(98)	(89)	(99)	(108)	(111)
Charge-offs	(203)	(204)	(228)	(229)	(265)
Payments, sales and other (1)	(772)	(530)	(736)	(490)	(570)
Total outflows	(1,657)	(1,469)	(1,739)	(1,495)	(1,632)
Balance, end of period	8,265	8,958	9,201	9,921	10,318
Total nonaccrual loans	$12,234	11,382	11,537	12,443	12,510

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at March 31, 2016:

•
97% of total commercial nonaccrual loans and over 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 76% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $495 million and $2.9 billion have already been recognized on 17% of commercial nonaccrual loans and 51% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•	78% of commercial nonaccrual loans were current on interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	$1.9 billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $1.7 billion were current.

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
Table 24 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Risk Management - Credit Risk Management (continued)

Table 24: Foreclosed Assets

(in millions)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Summary by loan segment
Government insured/guaranteed	$386	446	502	588	772
PCI loans:
Commercial	142	152	297	305	329
Consumer	97	103	126	160	197
Total PCI loans	239	255	423	465	526
All other loans:
Commercial	357	384	437	458	548
Consumer	297	340	405	447	483
Total all other loans	654	724	842	905	1,031
Total foreclosed assets	$1,279	1,425	1,767	1,958	2,329
Analysis of changes in foreclosed assets
Balance, beginning of period	$1,425	1,767	1,958	2,329	2,609
Net change in government insured/guaranteed (1)	(60)	(56)	(86)	(184)	(210)
Additions to foreclosed assets (2)	290	327	325	300	356
Reductions:
Sales	(390)	(719)	(468)	(531)	(451)
Write-downs and gains (losses) on sales	14	106	38	44	25
Total reductions	(376)	(613)	(430)	(487)	(426)
Balance, end of period	$1,279	1,425	1,767	1,958	2,329

(1)
Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $61 million, $46 million, $38 million, $24 million and $49 million for the quarters ended March 31, 2016 and December 31, September 30, June 30, and March 31, 2015, respectively.

(2)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.
Foreclosed assets at March 31, 2016, included $754 million of foreclosed residential real estate that had collateralized commercial and consumer loans, of which 51% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $525 million has been written down to estimated net realizable value. Foreclosed assets at March 31, 2016 decreased compared with December 31, 2015. Of the $1.3 billion in foreclosed assets at March 31, 2016, 45% have been in the foreclosed assets portfolio one year or less.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 25: Troubled Debt Restructurings (TDRs)

(in millions)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Commercial:
Commercial and industrial	$1,606	1,123	999	808	779
Real estate mortgage	1,364	1,456	1,623	1,740	1,838
Real estate construction	116	125	207	236	247
Lease financing	6	1	1	2	2
Total commercial TDRs	3,092	2,705	2,830	2,786	2,866
Consumer:
Real estate 1-4 family first mortgage	16,299	16,812	17,193	17,692	18,003
Real estate 1-4 family junior lien mortgage	2,261	2,306	2,336	2,381	2,424
Credit Card	295	299	307	315	326
Automobile	97	105	109	112	124
Other revolving credit and installment	81	73	63	58	54
Trial modifications	380	402	421	450	432
Total consumer TDRs (1)	19,413	19,997	20,429	21,008	21,363
Total TDRs	$22,505	22,702	23,259	23,794	24,229
TDRs on nonaccrual status	$6,484	6,506	6,709	6,889	6,982
TDRs on accrual status (1)	16,021	16,196	16,550	16,905	17,247
Total TDRs	$22,505	22,702	23,259	23,794	24,229

(1)
TDR loans include $1.8 billion, $1.8 billion, $1.8 billion, $1.9 billion, and $2.1 billion at March 31, 2016, and December 31, September 30, June 30, and March 31, 2015, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and accruing.

Table 25 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $2.5 billion and $2.7 billion at March 31, 2016, and December 31, 2015, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.
For more information on our nonaccrual policies when a restructuring is involved, see the "Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)" section in our 2015 Form 10-K.

Table 26 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, sales and transfers to held for sale, we may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Risk Management - Credit Risk Management (continued)

Table 26: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Commercial:
Balance, beginning of quarter	$2,705	2,830	2,786	2,866	2,920
Inflows (1)	866	474	573	372	310
Outflows
Charge-offs	(124)	(109)	(86)	(20)	(26)
Foreclosures	(1)	(64)	(30)	(5)	(11)
Payments, sales and other (2)	(354)	(426)	(413)	(427)	(327)
Balance, end of quarter	3,092	2,705	2,830	2,786	2,866
Consumer:
Balance, beginning of quarter	19,997	20,429	21,008	21,363	21,629
Inflows (1)	661	672	753	747	755
Outflows
Charge-offs	(67)	(73)	(79)	(71)	(88)
Foreclosures	(238)	(226)	(226)	(242)	(245)
Payments, sales and other (2)	(917)	(786)	(998)	(807)	(668)
Net change in trial modifications (3)	(23)	(19)	(29)	18	(20)
Balance, end of quarter	19,413	19,997	20,429	21,008	21,363
Total TDRs	$22,505	22,702	23,259	23,794	24,229

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $6 million of loans refinanced or restructured at market terms and qualifying as new loans and removed from TDR classification for the quarter ended December 31, 2015, while no loans were removed from TDR classification for the quarters ended March 31, 2016, and September 30, June 30, and March 31, 2015.

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at March 31, 2016, were down $178 million, or 18%, from December 31, 2015, due to payoffs, modifications and other loss mitigation activities and credit stabilization. Also, fluctuations from quarter to quarter are influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $12.3 billion at March 31, 2016, down from $13.4 billion at December 31, 2015, due to seasonally lower delinquencies.
Table 27 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 27: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Loans 90 days or more past due and still accruing:
Total (excluding PCI (1)):	$13,060	14,380	14,405	15,161	16,344
Less: FHA insured/VA guaranteed (2)(3)	12,233	13,373	13,500	14,359	15,453
Less: Student loans guaranteed under the FFELP (4)	24	26	33	46	50
Total, not government insured/guaranteed	$803	981	872	756	841
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$24	97	53	17	31
Real estate mortgage	8	13	24	10	43
Real estate construction	2	4	—	—	—
Total commercial	34	114	77	27	74
Consumer:
Real estate 1-4 family first mortgage (3)	167	224	216	220	221
Real estate 1-4 family junior lien mortgage (3)	55	65	61	65	55
Credit card	389	397	353	304	352
Automobile	55	79	66	51	47
Other revolving credit and installment	103	102	99	89	92
Total consumer	769	867	795	729	767
Total, not government insured/guaranteed	$803	981	872	756	841

(1)	PCI loans totaled $2.7 billion, $2.9 billion, $3.2 billion, $3.4 billion, and $3.6 billion at March 31, 2016, and December 31, September 30, June 30, and March 31, 2015, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

(4)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

Risk Management - Credit Risk Management (continued)

NET CHARGE-OFFS

Table 28: Net Charge-offs

									Quarter ended
	Mar 31, 2016		Dec 31, 2015		Sep 30, 2015		Jun 30, 2015		Mar 31, 2015
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$273	0.36%	$215	0.29%	$122	0.17%	$81	0.12%	$64	0.10%
Real estate mortgage	(29)	(0.10)	(19)	(0.06)	(23)	(0.08)	(15)	(0.05)	(11)	(0.04)
Real estate construction	(8)	(0.13)	(10)	(0.18)	(8)	(0.15)	(6)	(0.11)	(9)	(0.19)
Lease financing	1	0.01	1	0.01	3	0.11	2	0.06	—	—
Total commercial	237	0.20	187	0.16	94	0.08	62	0.06	44	0.04
Consumer:
Real estate 1-4 family first mortgage	48	0.07	50	0.07	62	0.09	67	0.10	83	0.13
Real estate 1-4 family junior lien mortgage	74	0.57	70	0.52	89	0.64	94	0.66	123	0.85
Credit card	262	3.16	243	2.93	216	2.71	243	3.21	239	3.19
Automobile	127	0.85	135	0.90	113	0.76	68	0.48	101	0.73
Other revolving credit and installment	138	1.42	146	1.49	129	1.35	116	1.26	118	1.32
Total consumer	649	0.57	644	0.56	609	0.53	588	0.53	664	0.60
Total	$886	0.38%	$831	0.36%	$703	0.31%	$650	0.30%	$708	0.33%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 28 presents net charge-offs for first quarter 2016 and the previous four quarters. Net charge-offs in first quarter 2016 were $886 million (0.38% of average total loans outstanding) compared with $708 million (0.33%) in first quarter 2015.
The increase in commercial and industrial net charge-offs reflected continued deterioration within the oil and gas portfolio. Our commercial real estate portfolios were in a net recovery position. Total consumer net charge-offs increased slightly from the prior quarter.

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

We apply a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. Our estimation approach for the commercial portfolio reflects the estimated probability of default in accordance with the borrower’s financial strength, and the severity of loss in the event of default, considering the quality of any underlying collateral. Probability of default and severity at the time of default are statistically derived through historical observations of defaults and losses after default within each credit risk rating. Our estimation approach for the consumer portfolio uses forecasted losses that represent our best estimate of inherent loss based on historical experience, quantitative and other mathematical techniques. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2015 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 29 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Table 29: Allocation of the Allowance for Credit Losses (ACL)

	Mar 31, 2016		Dec 31, 2015		Dec 31, 2014		Dec 31, 2013		Dec 31, 2012
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$4,723	34%	$4,231	33%	$3,506	32%	$3,040	29%	$2,789	28%
Real estate mortgage	1,221	13	1,264	13	1,576	13	2,157	14	2,284	13
Real estate construction	1,230	3	1,210	3	1,097	2	775	2	552	2
Lease financing	174	2	167	1	198	1	131	1	89	2
Total commercial	7,348	52	6,872	50	6,377	48	6,103	46	5,714	45
Consumer:
Real estate 1-4 family first mortgage	1,661	29	1,895	30	2,878	31	4,087	32	6,100	31
Real estate 1-4 family junior lien mortgage	1,057	6	1,223	6	1,566	7	2,534	8	3,462	10
Credit card	1,392	3	1,412	4	1,271	4	1,224	3	1,234	3
Automobile	589	6	529	6	516	6	475	6	417	6
Other revolving credit and installment	621	4	581	4	561	4	548	5	550	5
Total consumer	5,320	48	5,640	50	6,792	52	8,868	54	11,763	55
Total	$12,668	100%	$12,512	100%	$13,169	100%	$14,971	100%	$17,477	100%

	Mar 31, 2016		Dec 31, 2015		Dec 31, 2014		Dec 31, 2013		Dec 31, 2012
Components:
Allowance for loan losses	$11,621		11,545		12,319		14,502		17,060
Allowance for unfunded credit commitments	1,047		967		850		469		417
Allowance for credit losses	$12,668		12,512		13,169		14,971		17,477
Allowance for loan losses as a percentage of total loans	1.23%		1.26		1.43		1.76		2.13
Allowance for loan losses as a percentage of total net charge-offs (1)	326		399		418		322		189
Allowance for credit losses as a percentage of total loans	1.34		1.37		1.53		1.82		2.19
Allowance for credit losses as a percentage of total nonaccrual loans	104		110		103		96		85

(1)	Total net charge-offs are annualized for quarter ended March 31, 2016.

In addition to the allowance for credit losses, there was $2.3 billion at March 31, 2016, and $1.9 billion at December 31, 2015, of nonaccretable difference to absorb losses for PCI loans. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. Additionally, loans purchased at fair value, including loans from the GE Capital acquisitions, generally reflect a lifetime credit loss adjustment and therefore do not initially require additions to the allowance as is typically associated with loan growth. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Over one-half of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at March 31, 2016.

The allowance for credit losses increased from December 31, 2015, due to an increase in our commercial allowance reflecting deterioration in the oil and gas portfolio, partially offset by continued credit improvement in our residential real estate portfolios, primarily associated with continued improvement in the housing market. Total provision for credit losses was $1.1 billion in first quarter 2016, compared with $608 million in first quarter 2015.
We believe the allowance for credit losses of $12.7 billion at March 31, 2016, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. Approximately $1.7 billion of the allowance at March 31, 2016 was allocated to our oil and gas portfolio, compared with $1.2 billion at December 31, 2015. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance

Risk Management - Credit Risk Management (continued)

sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K.
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
Because we retain the servicing for most of the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.6 trillion in the residential mortgage loan servicing portfolio at March 31, 2016, 95% was current and less than 2% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 4.50% at March 31, 2016, compared with 5.18% at December 31, 2015. Two percent of this portfolio is private label securitizations for which we originated the loans and, therefore have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at March 31, 2016, was $47 million, representing 215 loans, down from a year ago both in number of outstanding loans and in total dollar balances as we observed a decline in new demands and continued to work through the outstanding demands and mortgage insurance rescissions.
Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $355 million at March 31, 2016, $378 million at December 31, 2015, and $586 million at March 31, 2015. In first quarter 2016, we released $12 million, which increased net gains on mortgage loan origination/sales activities, compared with a release of $16 million in first quarter 2015. The release in first quarter 2016 was primarily due to a re-estimation of our liability based on recently observed trends. We incurred net losses on repurchased loans and investor reimbursements totaling $11 million in first quarter 2016, compared with $13 million in first quarter 2015.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $274 million at March 31, 2016, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
For additional information on our repurchase liability, see the “Risk Management – Credit Risk Management – Liability For Mortgage Loan Repurchase Losses” section in our 2015 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

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
In particular, in June 2015, we entered into an amendment to an April 2011 Consent Order with the Office of the Comptroller of the Currency (OCC) to address 15 of the 98 actionable items contained in the April 2011 Consent Order that were still considered open. This amendment requires that we remediate certain activities associated with our mortgage loan servicing practices and allows for the OCC to take additional supervisory action, including possible civil money penalties, if we do not comply with the terms of this amended Consent Order. In addition, this amendment prohibits us from acquiring new mortgage servicing rights or entering into new mortgage servicing contracts, other than mortgage servicing associated with originating mortgage loans or purchasing loans from correspondent clients in our normal course of business. Additionally, this amendment prohibits any new off-shoring of new mortgage servicing activities and requires OCC approval to outsource or sub-service any new mortgage servicing activities.
For additional information about the risks and various settlements related to our servicing activities, see the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in our 2015 Form 10-K.

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
Our risk measures include both net interest income sensitivity and interest rate sensitive noninterest income and expense impacts. We refer to the combination of these exposures as interest rate sensitive earnings. In general, the Company is positioned to benefit from higher interest rates. Currently, our profile is such that net interest income will benefit from higher interest rates as our assets reprice faster and to a greater degree than our liabilities, and, in response to lower market rates, our assets will reprice downward and to a greater degree than our liabilities. Our interest rate sensitive noninterest income and expense is largely driven by mortgage activity, and tends to move in the opposite direction of our net interest income. So, in response to higher interest rates, mortgage activity, primarily refinancing activity, generally declines. And in response to lower rates, mortgage activity generally increases. Mortgage results in our simulations are also impacted by the valuation of MSRs and related hedge positions. See the “Risk Management–Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
The degree to which these sensitivities offset each other is dependent upon the timing and magnitude of changes in interest rates, and the slope of the yield curve. During a transition to a higher or lower interest rate environment, a reduction or increase in interest-sensitive earnings from the mortgage banking business could occur quickly, while the benefit or detriment from balance sheet repricing could take more time to develop. For example, our lower rate scenarios (scenario 1 and scenario 2) in the following table measure a decline in interest rates versus our most likely scenario. Although the performance in these rate scenarios contain benefits from increased mortgage banking activity, the result is lower earnings relative to the most likely scenario over time given pressure on net interest income. The higher rate scenarios (scenario 3 and scenario 4) measure the impact of varying degrees of rising short-term and long-term interest rates over the course of the forecast horizon relative to the most likely scenario, both resulting in positive earnings sensitivity.
For more information about the various causes of interest rate risk, see the "Risk Management–Asset/Liability Management–Interest Rate Risk" section in our 2015 Form 10-K.
As of March 31, 2016, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 30, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan and a negative range indicates a detrimental earnings sensitivity relative to the most likely earnings plan).
Table 30: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan

	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Ending rates:
Federal funds	2.14%	0.25	1.90	2.36	5.25
10-year treasury (1)	3.44	1.80	2.94	3.94	6.30
Earnings relative to most likely	N/A	(4)-(5)	(1)-(2)	0-5	0-5

(1)	U.S. Constant Maturity Treasury Rate

We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of March 31, 2016, and December 31, 2015, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

•
to convert the cash flows from selected asset and/or liability instruments/portfolios including investments, commercial loans and long-term debt, from fixed-rate payments to floating-rate payments, or vice versa; and

•	to economically hedge our mortgage origination pipeline, funded mortgage loans and MSRs using interest rate swaps, swaptions, futures, forwards and options.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK  We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For more information on mortgage banking interest rate and market risk, see the "Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk" section in our 2015 Form 10-K.
While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARM production held for sale from changes in mortgage interest rates may or may not be fully offset by Treasury and LIBOR index-based financial instruments used as economic hedges for such

Asset/Liability Management (continued)

ARMs. Additionally, hedge-carry income on our economic hedges for the MSRs may not continue at recent levels if the spread between short-term and long-term rates decreases or there are other changes in the market for mortgage forwards that affect the implied carry.
The total carrying value of our residential and commercial MSRs was $12.7 billion at March 31, 2016, and $13.7 billion at December 31, 2015. The weighted-average note rate on our portfolio of loans serviced for others was 4.34% at March 31, 2016, and 4.37% at December 31, 2015. The carrying value of our total MSRs represented 0.72% of mortgage loans serviced for others at March 31, 2016, and 0.77% at December 31, 2015.

MARKET RISK – TRADING ACTIVITIES  The Finance Committee of our Board of Directors reviews the acceptable market risk appetite for our trading activities. We engage in trading activities primarily to accommodate the investment and risk management activities of our customers (which involves transactions that are recorded as trading assets and liabilities on our balance sheet), to execute economic hedging to manage certain balance sheet risks and, to a very limited degree, for proprietary trading for our own account. These activities primarily occur within our Wholesale Banking businesses and to a lesser extent other divisions of the Company. All of our trading assets and liabilities, including securities, foreign exchange transactions, commodity transactions, and derivatives are carried at fair value. Income earned related to these trading activities include net interest income and changes in fair value related to trading assets and liabilities. Net interest income earned on trading assets and liabilities is reflected in the interest income and interest expense components of our income statement. Changes in fair value of trading assets and liabilities are reflected in net gains on trading activities, a component of noninterest income in our income statement.
Table 31 presents total revenue from trading activities.

Table 31: Net gains (losses) from Trading Activities

	Quarter ended Mar 31,
(in millions)	2016	2015
Interest income (1)	$596	445
Less: Interest expense (2)	89	97
Net interest income	507	348
Noninterest income:
Net gains (losses) from trading activities (3):
Customer accommodation	219	297
Economic hedges and other (4)	(19)	111
Total net gains (losses) from trading activities	200	408
Total trading-related net interest and noninterest income	$707	756

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.

(4)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.
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

Proprietary trading  Proprietary trading consists of security or derivative positions executed for our own account based upon market expectations or to benefit from price differences between financial instruments and markets. Proprietary trading activity has been substantially restricted by the Dodd-Frank Act provisions known as the “Volcker Rule.” Accordingly, we reduced and have exited certain business activities as a result of the rule. As discussed within this section and the noninterest income section of our financial results, proprietary trading activity is insignificant to our business and financial results. For more details on the Volcker Rule, see the “Regulatory Reform” section in our 2015 Form 10-K.

Daily Trading-Related Revenue  Table 32 provides information on the distribution of daily trading-related revenues for the Company’s trading portfolio. This trading-related revenue is defined as the change in value of the trading assets and trading liabilities, trading-related net interest income, and trading-related intra-day gains and losses. Net trading-related revenue does not include activity related to long-term positions held for economic hedging purposes, period-end adjustments, and other activity not representative of daily price changes driven by market factors.

Table 32: Distribution of Daily Trading-Related Revenues

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
Table 33 shows the results of the Company’s Trading General VaR by risk category. As presented in the table, average Trading General VaR was $18 million for the quarter ended March 31, 2016, compared with $19 million for the quarter ended December 31, 2015. The decrease was primarily driven by changes in portfolio composition.

Table 33: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	March 31, 2016				December 31, 2015
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$16	16	14	18	14	18	14	25
Interest rate	11	11	6	19	8	9	5	13
Equity	14	14	11	16	13	14	12	16
Commodity	1	1	1	2	1	1	1	1
Foreign exchange	1	2	1	2	2	1	1	2
Diversification benefit (1)	(23)	(26)			(20)	(24)
Company Trading General VaR	$20	18			18	19

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

Asset/Liability Management (continued)

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
Table 34 shows the General VaR measure categorized by major risk categories. Average 10-day Company Regulatory General VaR was $36 million for the quarter ended March 31, 2016, compared with $40 million for the quarter ended December 31, 2015. The decrease was primarily driven by changes in portfolio composition.

Table 34: Regulatory 10-Day 99% General VaR by Risk Category

		Quarter ended
	March 31, 2016				December 31, 2015
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Wholesale Regulatory General VaR Risk Categories
Credit	$19	31	19	44	29	38	26	54
Interest rate	21	29	17	48	25	29	21	40
Equity	4	7	4	12	9	7	4	11
Commodity	3	2	1	4	2	3	1	5
Foreign exchange	2	2	1	5	2	2	1	5
Diversification benefit (1)	(24)	(37)			(22)	(41)
Wholesale Regulatory General VaR	$25	34	20	54	45	38	26	54
Company Regulatory General VaR	27	36	19	56	47	40	28	56

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

Total VaR (as presented in Table 35) is composed of General VaR and Specific Risk and uses the previous 12 months of historical market data in compliance with regulatory requirements.

Total Stressed VaR (as presented in Table 35) uses a historical period of significant financial stress over a continuous 12 month period using historically available market data and is composed of Stressed General VaR and Stressed Specific Risk. Total Stressed VaR uses the same methodology and models as Total VaR.

Incremental Risk Charge (as presented in Table 35) captures losses due to both issuer default and migration risk at the 99.9% confidence level over the one-year capital horizon under the assumption of constant level of risk or a constant position assumption. The model covers all non-securitized credit-sensitive trading products.
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

Table 35 provides information on Total VaR, Total Stressed VaR and the Incremental Risk Charge results for the quarter ended March 31, 2016. For the Incremental Risk Charge, the required capital for market risk at quarter end equals the average for the quarter.

Table 35: Market Risk Regulatory Capital Modeled Components

	Quarter ended March 31, 2016				March 31, 2016
(in millions)	Average	Low	High	Quarter end	Risk- based capital (1)	Risk- weighted assets (1)
Total VaR	$63	55	73	65	190	2,374
Total Stressed VaR	231	160	291	191	693	8,668
Incremental Risk Charge	287	245	326	257	287	3,587

(1)	Results represent the risk-based capital and RWAs based on the VaR and Incremental Risk Charge models.

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
Table 36 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at March 31, 2016, and December 31, 2015.
Table 36: Covered Securitization Positions by Exposure Type (Net Market Value)

(in millions)	ABS	CMBS	RMBS	CLO/CDO
March 31, 2016

Securitization exposure:
Securities	$815	327	665	336
Derivatives	12	4	2	(12)
Total	$827	331	667	324
December 31, 2015
Securitization exposure:
Securities	$962	402	571	667
Derivatives	15	6	2	(21)
Total	$977	408	573	646

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
Table 37 summarizes the market risk-based capital requirements charge and market RWAs in accordance with the Basel III market risk capital rule as of March 31, 2016, and as of December 31, 2015. The market RWAs are calculated as the sum of the components in the table below.

Asset/Liability Management (continued)

Table 37: Market Risk Regulatory Capital and RWAs

	March 31, 2016		December 31, 2015
(in millions)	Risk- based capital	Risk- weighted assets	Risk- based capital	Risk- weighted assets
Total VaR	$190	2,374	188	2,350
Total Stressed VaR	693	8,668	773	9,661
Incremental Risk Charge	287	3,587	309	3,864
Securitized Products Charge	564	7,049	616	7,695
Standardized Specific Risk Charge	1,055	13,185	1,048	13,097
De minimis Charges (positions not included in models)	28	350	19	243
Total	$2,817	35,213	2,953	36,910

RWA Rollforward  Table 38 depicts the changes in the market risk regulatory capital and RWAs under Basel III for the first quarter of 2016.
Table 38: Analysis of Changes in Market Risk Regulatory Capital and RWAs

(in millions)	Risk- based capital	Risk- weighted assets
Balance, December 31, 2015	$2,953	36,910
Total VaR	2	24
Total Stressed VaR	(79)	(992)
Incremental Risk Charge	(22)	(277)
Securitized Products Charge	(52)	(646)
Standardized Specific Risk Charge	7	87
De minimis Charges	8	107
Balance, March 31, 2016	$2,817	35,213

All changes to market risk regulatory capital and RWAs in first quarter 2016 were associated with changes in positions due to normal trading activity.

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
Any observed clean P&L loss in excess of the Total VaR is considered a market risk regulatory capital backtesting exception. The actual number of exceptions (that is, the number of business days for which the clean P&L losses exceed the corresponding 1-day, 99% Total VaR measure) over the preceding 12 months is used to determine the capital multiplier for the capital calculation. The number of actual backtesting exceptions is dependent on current market performance relative to historic market volatility in addition to model performance and assumptions. This capital multiplier increases from a minimum of three to a maximum of four, depending on the number of exceptions. No backtesting exceptions occurred over the preceding 12 months. Backtesting is also performed at granular levels within the Company.
Table 39 shows daily Total VaR (1-day, 99%) used for regulatory market risk capital backtesting for the 12 months ended March 31, 2016. The Company’s average Total VaR for first quarter 2016 was $21 million with a low of $19 million and a high of $24 million.

Table 39: Daily Total 1-Day 99% VaR Measure (Rolling 12 Months)
Market Risk Governance, Measurement, Monitoring and Model Risk Management We employ a well-defined and structured market risk governance process and market risk measurement process, which incorporates value-at-risk (VaR) measurements combined with sensitivity analysis and stress testing to help us monitor our market risk. These monitoring measurements require the use of market risk models, which we govern by our Corporate Model Risk policies and procedures. For more information on our governance, measurement, monitoring, and model management practices, see the "Risk Management – Asset/Liability Management – Market Risk – Trading Activities" section in our 2015 Form 10-K.

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
Table 40 provides information regarding our marketable and nonmarketable equity investments as of March 31, 2016, and December 31, 2015.

Asset/Liability Management (continued)

Table 40: Nonmarketable and Marketable Equity Investments

(in millions)	Mar 31, 2016	Dec 31, 2015
Nonmarketable equity investments:
Cost method:
Federal bank stock	5,312	4,814
Private equity	1,491	1,626
Auction rate securities	566	595
Total cost method	7,369	7,035
Equity method:
LIHTC (1)	8,598	8,314
Private equity	3,489	3,300
Tax-advantaged renewable energy	1,630	1,625
New market tax credit and other	328	408
Total equity method	14,045	13,647
Fair value (2)	3,098	3,065
Total nonmarketable equity investments (3)	$24,512	23,747
Marketable equity securities:
Cost	$1,034	1,058
Net unrealized gains	465	579
Total marketable equity securities (4)	$1,499	1,637

(1)	Represents low income housing tax credit investments.

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

Liquidity Standards On September 3, 2014, the FRB, OCC and FDIC issued a final rule that implements a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The final LCR rule began its phase-in period on January 1, 2015, and requires full compliance with a minimum 100% LCR by January 1, 2017. The FRB also finalized rules imposing enhanced liquidity management standards on large bank holding companies (BHC) such as Wells Fargo. In addition, the FRB recently proposed a rule that would require large bank holding companies, such as Wells Fargo, to publicly disclose on a quarterly basis certain quantitative and qualitative information regarding their LCR calculations.

The FRB, OCC and FDIC recently proposed a rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), which would require large banking organizations, such as Wells Fargo, to maintain a sufficient amount of stable funding in relation to their assets, derivative exposures and commitments over a one-year horizon period. As proposed, the rule would become effective on January 1, 2018. The proposed rule is open for comments until August 5, 2016.
We continue to analyze these rules and other regulatory proposals that may affect liquidity risk management to determine the level of operational or compliance impact to Wells Fargo. For additional information see the “Capital Management” and “Regulatory Reform” sections in this Report and in our 2015 Form 10-K.

Liquidity Sources We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid securities. These assets make up our primary sources of liquidity which are presented in Table 41. Our cash is primarily on deposit with the Federal Reserve. Securities included as part of our primary sources of liquidity are comprised of U.S. Treasury and federal agency debt, and mortgage-backed securities issued by federal agencies within our investment securities portfolio. We believe these securities provide quick sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Some of these securities are within the held-to-maturity portion of our investment securities portfolio and as such are not intended for sale but may be pledged to obtain financing. Some of the legal entities within our consolidated group of companies are subject to various regulatory, tax, legal and other restrictions that can limit the transferability of their funds. We believe we maintain adequate liquidity for these entities in consideration of such funds transfer restrictions.

Table 41: Primary Sources of Liquidity

	March 31, 2016			December 31, 2015
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits	$242,754	—	242,754	$220,409	—	220,409
Securities of U.S. Treasury and federal agencies	80,466	5,139	75,327	81,417	6,462	74,955
Mortgage-backed securities of federal agencies (1)	123,807	59,787	64,020	132,967	74,778	58,189
Total	$447,027	64,926	382,101	$434,793	81,240	353,553

(1)	Included in encumbered securities at March 31, 2016, were securities with a fair value of $202 million which were purchased in March 2016, but settled in April 2016.

In addition to our primary sources of liquidity shown in Table 41, liquidity is also available through the sale or financing of other securities including trading and/or available-for-sale securities, as well as through the sale, securitization or financing of loans, to the extent such securities and loans are not encumbered. In addition, other securities in our held-to-maturity portfolio, to the extent not encumbered, may be pledged to obtain financing.
Deposits have historically provided a sizeable source of relatively low-cost funds. At March 31, 2016, deposits were 131% of total loans compared with 133% at December 31, 2015. Additional funding is provided by long-term debt and short-term borrowings.

Asset/Liability Management (continued)

Table 42 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 42: Short-Term Borrowings

	Quarter ended
(in millions)	Mar 31 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$92,875	82,948	74,652	71,439	64,400
Commercial paper	519	334	393	621	3,552
Other short-term borrowings	14,309	14,246	13,024	10,903	9,745
Total	$107,703	97,528	88,069	82,963	77,697
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$93,502	88,949	79,445	72,429	58,881
Commercial paper	442	414	484	2,433	3,040
Other short-term borrowings	13,913	13,552	10,428	9,637	9,791
Total	$107,857	102,915	90,357	84,499	71,712
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$98,718	89,800	80,961	71,811	66,943
Commercial paper (2)	519	461	510	2,713	3,552
Other short-term borrowings (3)	14,593	14,246	13,024	10,903	10,068

(1)	Highest month-end balance in each of the last five quarters was in February 2016 and October, August, May and February 2015.

(2)	Highest month-end balance in each of the last five quarters was in March 2016 and November, July, April and March 2015.

(3)	Highest month-end balance in each of the last five quarters was in February 2016 and December, September, June and February 2015.
We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding.

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In May 2014, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. At March 31, 2016, the Parent had available $39.3 billion in short-term debt issuance authority and $41.0 billion in long-term debt issuance authority. The Parent’s debt issuance authority granted by the Board includes short-term and long-term debt issued to affiliates. During first quarter 2016, the Parent issued $5.1 billion of senior notes, of which $4.1 billion were registered with the SEC. In addition, in April 2016, the Parent issued $7.46 billion of senior notes, of which $3.5 billion were registered with the SEC.
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
Table 43 provides information regarding the Parent’s medium-term note (MTN) programs, which are covered by the long-term debt issuance authority granted by the Board. The Parent may issue senior and subordinated debt securities under Series N & O, and the European and Australian programmes. Under Series K, the Parent may issue senior debt securities linked to one or more indices or bearing interest at a fixed or floating rate.
Table 43: Medium-Term Note (MTN) Programs

			March 31, 2016
(in billions)	Date established		Debt issuance authority	Available for issuance
MTN program:
Series N & O (1)(2)	May 2014		$—	$—
Series K (1)(3)	April 2010		25.0	20.4
European (4)(5)	December 2009		35.0	13.9
European (4)(6)	August 2013		10.0	7.6
Australian (4)(7)	June 2005	AUD	10.0	7.8

(1)	SEC registered.

(2)	The Parent can issue an indeterminate amount of debt securities, subject to the long-term debt issuance authority granted by the Board.

(3)	As amended in April 2012 and March 2015.

(4)	Not registered with the SEC. May not be offered in the United States without applicable exemptions from registration.

(5)
As amended in April 2012, April 2013, April 2014, March 2015 and March 2016. For securities to be admitted to listing on the Official List of the United Kingdom Financial Conduct Authority and to trade on the Regulated Market of the London Stock Exchange.

(6)
As amended in May 2014, April 2015 and April 2016, for securities that will not be admitted to listing, trading and/or quotation by any stock exchange or quotation system, or will be admitted to listing, trading and/or quotation by a stock exchange or quotation system that is not considered to be a regulated market.

(7)	As amended in October 2005, March 2010 and September 2013.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At March 31, 2016, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $48.4 billion in long-term debt issuance authority. In April 2015, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At March 31, 2016, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50.0 billion in short-term senior notes and $44.0 billion in long-term senior or subordinated notes. In first quarter 2016, Wells Fargo Bank, N.A. issued $6.0 billion of unregistered senior notes under the bank note program. In addition, in first quarter 2016, Wells Fargo Bank, N.A. executed advances of $12.5 billion with the Federal Home Loan Bank of Des Moines, and as of March 31, 2016, Wells Fargo Bank, N.A. had outstanding advances of $49.6 billion across the Federal Home Loan Bank System. In April 2016, Wells Fargo Bank, N.A. executed an additional $1.0 billion in Federal Home Loan Bank advances.

Credit Ratings Investors in the long-term capital markets, as well as other market participants, generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, our debt securities do not contain credit rating covenants.
There were no significant actions undertaken by any of the rating agencies with regard to our ratings during first quarter 2016. Both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S.
See the “Risk Management – Asset/Liability Management” section in this Report and the "Risk Factors" section in our 2015 Form 10-K for additional information regarding our credit ratings and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 12 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of March 31, 2016, are presented in Table 44.

Table 44: Credit Ratings as of March 31, 2016

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody's	A2	P-1	Aa1	P-1
S&P	A	A-1	AA-	A-1+
Fitch Ratings, Inc.	AA-	F1+	AA+	F1+
DBRS	AA	R-1*	AA**	R-1**
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

Capital Management (continued)

Capital Management

We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of dividends as well as the issuance of preferred stock and long and short-term debt. Retained earnings increased $3.0 billion from December 31, 2015, predominantly from Wells Fargo net income of $5.5 billion, less common and preferred stock dividends of $2.3 billion. During first quarter 2016, we issued 35.5 million shares of common stock. We also issued 40 million Depositary Shares, each representing 1/1,000th interest in a share of the Company’s newly issued Non-Cumulative Perpetual Class A Preferred Stock, Series W, for an aggregate public offering price of $1.0 billion. During first quarter 2016, we repurchased 51.7 million shares of common stock in open market transactions, private transactions and from employee benefit plans, at a cost of $2.5 billion, which included $500 million paid in a prior quarter under a forward repurchase agreement that settled in first quarter 2016. We also entered into a $750 million forward repurchase contract with an unrelated third party in April 2016 that is expected to settle in second quarter 2016 for approximately 15 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to final and interim final rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. These rules are based on international guidelines for determining regulatory capital issued by the Basel Committee on Banking Supervision (BCBS). The federal banking regulators’ capital rules, among other things, require on a fully phased-in basis:

•
a minimum Common Equity Tier 1 (CET1) ratio of 9.0%, comprised of a 4.5% minimum requirement plus a capital conservation buffer of 2.5% and for us, as a global systemically important bank (G-SIB), a capital surcharge to be calculated annually, which is 2.0% based on our year-end 2014 data;

•	a minimum tier 1 capital ratio of 10.5%, comprised of a 6.0% minimum requirement plus the capital conservation buffer of 2.5% and the G-SIB capital surcharge of 2.0%;

•	a minimum total capital ratio of 12.5%, comprised of a 8.0% minimum requirement plus the capital conservation buffer of 2.5% and the G-SIB capital surcharge of 2.0%;

•
a potential countercyclical buffer of up to 2.5% to be added to the minimum capital ratios, which is currently not in effect but could be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk;

•	a minimum tier 1 leverage ratio of 4.0%; and

•
a minimum supplementary leverage ratio (SLR) of 5.0% (comprised of a 3.0% minimum requirement plus a supplementary leverage buffer of 2.0%) for large and internationally active bank holding companies (BHCs).

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
In March 2015, the FRB and OCC directed the Company and its subsidiary national banks to exit the parallel run phase and begin using the Basel III Advanced Approaches capital framework, in addition to the Standardized Approach, to determine our compliance with risk-based capital requirements starting in second quarter 2015. Accordingly, in the assessment of our capital adequacy, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach.
Because the Company has been designated as a G-SIB, we will also be subject to the FRB’s rule implementing the additional capital surcharge of between 1.0-4.5% on G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) will consider our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with a methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) will use similar inputs, but will replace substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The phase-in period for the G-SIB surcharge began on January 1, 2016 and will become fully effective on January 1, 2019. Based on year-end 2014 data, our 2016 G-SIB surcharge under method two is 2.0% of the Company’s RWAs, which is the higher of method one and method two. Because the G-SIB surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. Under the Standardized Approach (fully phased-in), our CET1 ratio of 10.61% exceeded the minimum of 9.0% by 161 basis points at March 31, 2016.
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

Table 45 summarizes our CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis at March 31, 2016 and December 31, 2015. As of March 31, 2016, our CET1 ratio was lower using RWAs calculated under the Standardized Approach.

Table 45: Capital Components and Ratios (Fully Phased-In) (1)

		March 31, 2016				December 31, 2015
(in billions)		Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach
Common Equity Tier 1	(A)	$142.7		142.7		142.4		142.4
Tier 1 Capital	(B)	164.2		164.2		162.8		162.8
Total Capital	(C)	190.9		202.4		190.4		200.8
Risk-Weighted Assets	(D)	1,323.7		1,345.1		1,282.8		1,321.7
Common Equity Tier 1 Capital Ratio	(A)/(D)	10.78%		10.61	*	11.10		10.77	*
Tier 1 Capital Ratio	(B)/(D)	12.40		12.21	*	12.69		12.32	*
Total Capital Ratio	(C)/(D)	14.43	*	15.06		14.84	*	15.19
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)
Fully phased-in regulatory capital amounts, ratios and RWAs are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 46 for information regarding the calculation and components of CET1, Tier 1 capital, total capital and RWAs, as well as the corresponding reconciliation of our regulatory capital amounts to total equity.

Capital Management (continued)

Table 46 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at March 31, 2016 and December 31, 2015.

Table 46: Risk-Based Capital Calculation and Components

		March 31, 2016		December 31, 2015
(in billions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$198.5	198.5	193.9	193.9
Noncontrolling interests		(1.0)	(1.0)	(0.9)	(0.9)
Total Wells Fargo stockholders' equity		197.5	197.5	193.0	193.0
Adjustments:
Preferred stock		(22.0)	(22.0)	(21.0)	(21.0)
Cumulative other comprehensive income		—	—	—	—
Goodwill and other intangible assets (1)		(30.9)	(30.9)	(28.7)	(28.7)
Investment in certain subsidiaries and other		(1.9)	(1.9)	(0.9)	(0.9)
Common Equity Tier 1 (Fully Phased-In)		142.7	142.7	142.4	142.4
Effect of Transition Requirements		1.4	1.4	1.8	1.8
Common Equity Tier 1 (Transition Requirements)		$144.1	144.1	144.2	144.2

Common Equity Tier 1 (Fully Phased-In)		$142.7	142.7	142.4	142.4
Preferred stock		22.0	22.0	21.0	21.0
Other		(0.5)	(0.5)	(0.6)	(0.6)
Total Tier 1 capital (Fully Phased-In)	(A)	164.2	164.2	162.8	162.8
Effect of Transition Requirements		1.4	1.4	1.8	1.8
Total Tier 1 capital (Transition Requirements)		$165.6	165.6	164.6	164.6

Total Tier 1 capital (Fully Phased-In)		$164.2	164.2	162.8	162.8
Long-term debt and other instruments qualifying as Tier 2		25.8	25.8	25.8	25.8
Qualifying allowance for credit losses (2)		1.2	12.7	2.1	12.5
Other		(0.3)	(0.3)	(0.3)	(0.3)
Total Tier 2 capital (Fully Phased-In)	(B)	26.7	38.2	27.6	38.0
Effect of Transition Requirements		2.0	2.0	3.0	3.0
Total Tier 2 capital (Transition Requirements)		$28.7	40.2	30.6	41.0

Total qualifying capital (Fully Phased-In)	(A+B)	$190.9	202.4	190.4	200.8
Total Effect of Transition Requirements		3.4	3.4	4.8	4.8
Total qualifying capital (Transition Requirements)		$194.3	205.8	195.2	205.6

Risk-Weighted Assets (RWAs) (3)(4):
Credit risk		$1,021.3	1,309.9	989.6	1,284.8
Market risk		35.2	35.2	36.9	36.9
Operational risk		267.2	N/A	256.3	N/A
Total RWAs (Fully Phased-In)		$1,323.7	1,345.1	1,282.8	1,321.7
Credit risk		$1,000.7	1,290.4	970.0	1,266.2
Market risk		35.2	35.2	36.9	36.9
Operational risk		267.2	N/A	256.3	N/A
Total RWAs (Transition Requirements)		$1,303.1	1,325.6	1,263.2	1,303.1

(1)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

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

Table 47 presents the changes in Common Equity Tier 1 under the Advanced Approach for the three months ended March 31, 2016.

Table 47: Analysis of Changes in Common Equity Tier 1

(in billions)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2015	$142.4
Net income	5.1
Common stock dividends	(1.9)
Common stock issued, repurchased, and stock compensation-related items	(1.1)
Goodwill and other intangible assets (net of any associated deferred tax liabilities)	(2.2)
Other	0.4
Change in Common Equity Tier 1	0.3
Common Equity Tier 1 (Fully Phased-In) at March 31, 2016	$142.7

Table 48 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the three months ended March 31, 2016.

Table 48: Analysis of Changes in RWAs

(in billions)	Advanced Approach	Standardized Approach
RWAs (Fully Phased-In) at December 31, 2015	$1,282.8	1,321.7
Net change in credit risk RWAs	31.7	25.1
Net change in market risk RWAs	(1.7)	(1.7)
Net change in operational risk RWAs	10.9	N/A
Total change in RWAs	40.9	23.4
RWAs (Fully Phased-In) at March 31, 2016	1,323.7	1,345.1
Effect of Transition Requirements	(20.6)	(19.5)
RWAs (Transition Requirements) at March 31, 2016	$1,303.1	1,325.6

Capital Management (continued)

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The SLR consists of Tier 1 capital divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted from Tier 1 capital. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a SLR of at least 5.0% (comprised of the 3.0% minimum requirement plus a supplementary leverage buffer of 2.0%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a SLR of 6.0% under applicable regulatory capital adequacy guidelines. In September 2014, federal banking regulators finalized additional changes to the SLR requirements to implement revisions to the Basel III leverage framework finalized by the BCBS in January 2014. These additional changes, among other things, modify the methodology for including off- balance sheet items, including credit derivatives, repo-style transactions and lines of credit, in the denominator of the SLR, and will become effective on January 1, 2018. At March 31, 2016, our SLR for the Company was 7.6% assuming full phase-in of the Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. The fully phased-in SLR is considered a non-GAAP financial measure that is used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s leverage exposure. See Table 49 for information regarding the calculation and components of the SLR.
Table 49: Fully Phased-In SLR

(in billions)	March 31, 2016
Tier 1 capital	$164.2
Total average assets	1,819.9
Less: deductions from Tier 1 capital	31.6
Total adjusted average assets	1,788.3
Adjustments:
Derivative exposures	70.9
Repo-style transactions	5.8
Other off-balance sheet exposures	295.2
Total adjustments	371.9
Total leverage exposure	$2,160.2
Supplementary leverage ratio	7.6%
OTHER REGULATORY CAPITAL MATTERS In October 2015, the FRB proposed rules to address the amount of equity and unsecured long-term debt a U.S. G-SIB must hold to improve its resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). Under the proposed rules, U.S. G-SIBs would be required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18% of RWAs and (ii) 9.5% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs would be required to maintain a TLAC buffer equal to 2.5% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer that would be added to the 18% minimum in order to avoid restrictions on capital distributions and discretionary bonus payments. The proposed rules would also require U.S. G-SIBs to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.0% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method two and (ii) 4.5% of the total leverage exposure. In addition, the proposed rules would impose certain restrictions on the operations and liabilities of the top-tier or covered BHC in order to further facilitate an orderly resolution, including prohibitions on the issuance of short-term debt to external investors and on entering into derivatives and certain other types of financial contracts with external counterparties. The proposed rules were open for comments until February 1, 2016. If the proposed rules are finalized as proposed, we may be required to issue additional long-term debt. We continue to evaluate the impact this proposal will have on our consolidated financial statements.
In addition, as discussed in the “Risk Management – Asset/ Liability Management – Liquidity and Funding – Liquidity Standards” section in this Report, federal banking regulators have issued a final rule regarding the U.S. implementation of the Basel III LCR and a proposed rule regarding the NSFR.

Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers' financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements including the G-SIB surcharge. Accordingly, based on the final Basel III capital rules under the lower of the Standardized or Advanced Approaches CET1 capital ratios, we currently target a long-term CET1 capital ratio at or in excess of 10%, which includes a 2% G-SIB surcharge. Our capital targets are subject to change based on various factors, including changes to the regulatory capital framework and expectations for large banks promulgated by bank regulatory agencies, planned capital actions, changes in our risk profile and other factors.
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
Our 2016 CCAR, which was submitted on April 4, 2016, included a comprehensive capital plan supported by an assessment of expected sources and uses of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB used to conduct the 2015 CCAR. As part of the 2016 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB is expected to review the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB has indicated that it will publish its supervisory stress test results as required under the Dodd-Frank

Act, and the related CCAR results taking into account the Company’s proposed capital actions, by June 30, 2016.
In addition to CCAR, federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The rules also limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we completed a mid-cycle stress test based on data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB and disclosed a summary of the results in July 2015.

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
In March 2014, the Board authorized the repurchase of 350 million shares of our common stock. In January 2016, the Board authorized the repurchase of an additional 350 million shares of our common stock. At March 31, 2016, we had a combined remaining authority to repurchase approximately 375 million shares, subject to regulatory and legal conditions. For more information about share repurchases during first quarter 2016, see Part II, Item 2 in this Report.

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
In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which began occurring in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At March 31, 2016, there were 34,816,632 warrants outstanding, exercisable at $33.896 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Regulatory Reform
Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.
The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the "Regulatory Reform" and "Risk Factors" sections in our 2015 Form 10-K.

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
The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, changed the assessment base from domestic deposits to consolidated average assets less average tangible equity, and mandated a minimum Designated Reserve Ratio (reserve ratio or DRR) of 1.35%. The FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act, and, in March 2016, issued a final rule to meet this DRR level. The final rule imposes on insured depository institutions with $10 billion or more in assets, such as Wells Fargo, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The final rule is effective July 1, 2016, and the surcharge would be effective at that date or the first day of the calendar quarter after the DIF reserve ratio reaches 1.15% if the DIF reserve ratio has not reached 1.15% prior to July 1, 2016. The surcharge is in addition to the base assessments paid by the affected institutions and could significantly increase the overall amount of their deposit insurance assessments. When this new surcharge becomes effective, based on our assessment base as of March 31, 2016, we estimate that, combined with the benefit of lower base assessment rates previously adopted by the FDIC, our overall deposit insurance assessment expense will increase by approximately $100 million per quarter. The FDIC expects the surcharge to be in effect for approximately two years, however, if the DIF reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the final rule provides that the FDIC will impose a shortfall assessment on any bank that was subject to the surcharge. In addition to ensuring that the DIF reserve ratio reaches the statutory minimum of 1.35% by September 30, 2020, the FDIC Board has also finalized a comprehensive, long-range plan for DIF management, whereby the DRR has been targeted at 2%.

"LIVING WILL" REQUIREMENTS AND RELATED MATTERS Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically revise resolution plans, so-called “living-wills”, that would facilitate their resolution in the event of material distress or failure. Under the rules, resolution plans are required to provide strategies for resolution under the Bankruptcy Code and other applicable insolvency regimes that can be accomplished in a reasonable period of time and in a manner that mitigates the risk that failure would have serious adverse effects on the financial stability of the United States. On April 12, 2016, the FRB and FDIC notified us that they had jointly determined that our 2015 resolution plan is not credible or would not facilitate an orderly resolution under the Bankruptcy Code. We are required to remedy the deficiencies in a submission to be provided to the FRB and FDIC by October 1, 2016. In the event that our submission does not adequately remedy the deficiencies, the FRB and FDIC may impose more stringent capital, leverage or liquidity requirements on us or restrict our growth, activities or operations until we submit a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that we have been unable to remedy the deficiencies, they could order us to divest assets or operations in order to facilitate our orderly resolution in the event of our material distress or failure.

DEPARTMENT OF LABOR ERISA FIDUCIARY STANDARD In April 2016, the U.S. Department of Labor adopted a rule under the Employee Retirement Income Security Act of 1974 (ERISA) that, among other changes and subject to certain exceptions, will as of the applicability date of April 10, 2017 make anyone, including broker-dealers, providing investment advice to retirement investors a fiduciary who must act in the best interest of clients when providing investment advice for direct or indirect compensation to a retirement plan, to a plan fiduciary, participant or beneficiary, or to an investment retirement account (IRA) or IRA holder. The rule is still being reviewed by us but may impact the manner in which business is conducted with retirement investors and affect product offerings with respect to retirement plans and IRAs.

Critical Accounting Policies
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Five of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	the allowance for credit losses;

•	PCI loans;

•	the valuation of residential MSRs;

•	the fair value of financial instruments; and

•	income taxes.

Management and the Board's Audit and Examination Committee have reviewed and approved these critical accounting policies. These policies are described further in the “Financial Review – Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K.

Current Accounting Developments (continued)

Current Accounting Developments
Table 50 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 50: Current Accounting Developments – Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The Update simplifies the accounting for share-based payment awards issued to employees, including recognition and classification of excess tax benefits and tax deficiencies in the statement of income and the statement of cash flows. The guidance also allows entities to elect an accounting policy to either estimate the number of award forfeitures or account for forfeitures as they occur.

The guidance is effective for us in first quarter 2017 with application varying by provision within the Update. Early adoption is permitted. We are evaluating the impact the Update will have on our consolidated financial statements.

ASU 2016-07 – Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting
The Update eliminates the requirement for companies to retroactively apply the equity method of accounting for investments when increases in ownership interests or degree of influence result in the adoption of the equity method. Under the new guidance, the equity method should be applied prospectively in the period in which the ownership changes occur.

The guidance is effective for us in first quarter 2017 with prospective application. Early adoption is permitted. We are evaluating the impact the Update will have on our consolidated financial statements.

ASU 2016-06 – Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments
The Update clarifies the criteria entities should use when evaluating whether embedded contingent put and call options in debt instruments should be separated from the debt instrument and accounted for separately as derivatives. Companies should not consider whether the event that triggers the ability to exercise put or call options is related to interest rates or credit risk.

The guidance is effective for us in first quarter 2017 with modified retrospective application to debt instruments existing as of the beginning of the adoption period. Early adoption is permitted. We are evaluating the impact the Update will have on our consolidated financial statements.

ASU 2016-05 – Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The Update clarifies that a change in the counterparty to a derivative instrument that has been designated as an accounting hedge does not require the hedging relationship to be dedesignated as long as all other hedge accounting criteria continue to be met.

The guidance is effective for us in first quarter 2017 with prospective or modified retrospective application. Early adoption is permitted. We are evaluating the impact the Update will have on our consolidated financial statements.

ASU 2016-04 – Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products	The Update requires entities to recognize breakage for prepaid stored-value card liabilities (e.g. gift cards) provided the liabilities meet certain criteria.
The guidance is effective for us in first quarter 2018 with early adoption permitted. The guidance allows us to elect the transition method, permitting either a modified retrospective application with a cumulative-effect adjustment to the balance sheet as of the beginning of the adoption period or retrospective application to each period presented. We are evaluating the impact the Update will have on our consolidated financial statements.

ASU 2016-02 – Leases (Topic 842)
The Update requires lessees to recognize leases on the balance sheet with lease liabilities and corresponding right-of-use assets based on the present value of lease payments. Lessor accounting is largely unchanged with lease financings and operating lease assets depending on the nature of the leases. The Update also eliminates leveraged lease accounting but allows existing leveraged leases to continue their current accounting until maturity or termination.

The guidance is effective for us in first quarter 2019 with modified retrospective application. Early adoption is permitted. We are evaluating the impact the Update will have on our consolidated financial statements.

Standard	Description	Effective date and financial statement impact
ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The Update amends the presentation and accounting for certain financial instruments, including liabilities measured at fair value under the fair value option and equity investments. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost.

The Update is effective for us in first quarter 2018 with prospective application to changes in guidance related to nonmarketable equity investments. The remaining amendments should be applied with a cumulative-effect adjustment to the balance sheet as of the beginning of the adoption period. Early application is only permitted for changes related to liabilities measured at fair value under the fair value option. Early adoption is prohibited for the remaining amendments. We are evaluating the impact of the Update on our consolidated financial statements.

ASU 2014-09 – Revenue from Contracts With Customers (Topic 606) and subsequent related Updates
The Update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations.

In August 2015, the FASB issued ASU 2015-14 (Deferral of the Effective Date), which defers the effective date of ASU 2014-09 to first quarter 2018. Early adoption is permitted in first quarter 2017. Our revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. We continue to evaluate the impact of the Update to our noninterest income and on our presentation and disclosures. We expect to adopt the Update in first quarter 2018 with a cumulative-effect adjustment to opening retained earnings.

Table 51 provides proposed accounting pronouncements that could materially affect our consolidated financial statements when finalized by the FASB.

Table 51: Current Accounting Developments – Proposed Standards

Proposed Standard	Description	Expected Issuance
Financial Instruments – Credit Losses (Subtopic 825-15)
The proposed Update would change the accounting for credit losses on loans and debt securities. For loans, the proposal would require an expected credit loss model rather than the current incurred loss model to determine the allowance for credit losses. The expected credit loss model would estimate losses for the estimated life of the financial asset. In addition, the proposed guidance would modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which would allow for reversal of credit impairments in future periods.
The FASB expects to issue a final standard in 2016.

Forward-Looking Statements (continued)

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

•	the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences from regulatory violations and legal actions;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber attacks;

•	the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;

•	fiscal and monetary policies of the Federal Reserve Board; and

•	the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
For more information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.
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

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2015 Form 10-K.

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2016, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2016	2015
Interest income
Trading assets	$596	445
Investment securities	2,262	2,144
Mortgages held for sale	161	177
Loans held for sale	2	5
Loans	9,577	8,938
Other interest income	374	254
Total interest income	12,972	11,963
Interest expense
Deposits	307	258
Short-term borrowings	67	18
Long-term debt	842	604
Other interest expense	89	97
Total interest expense	1,305	977
Net interest income	11,667	10,986
Provision for credit losses	1,086	608
Net interest income after provision for credit losses	10,581	10,378
Noninterest income
Service charges on deposit accounts	1,309	1,215
Trust and investment fees	3,385	3,677
Card fees	941	871
Other fees	933	1,078
Mortgage banking	1,598	1,547
Insurance	427	430
Net gains from trading activities	200	408
Net gains on debt securities (1)	244	278
Net gains from equity investments (2)	244	370
Lease income	373	132
Other	874	286
Total noninterest income	10,528	10,292
Noninterest expense
Salaries	4,036	3,851
Commission and incentive compensation	2,645	2,685
Employee benefits	1,526	1,477
Equipment	528	494
Net occupancy	711	723
Core deposit and other intangibles	293	312
FDIC and other deposit assessments	250	248
Other	3,039	2,717
Total noninterest expense	13,028	12,507
Income before income tax expense	8,081	8,163
Income tax expense	2,567	2,279
Net income before noncontrolling interests	5,514	5,884
Less: Net income from noncontrolling interests	52	80
Wells Fargo net income	$5,462	5,804
Less: Preferred stock dividends and other	377	343
Wells Fargo net income applicable to common stock	$5,085	5,461
Per share information
Earnings per common share	$1.00	1.06
Diluted earnings per common share	0.99	1.04
Dividends declared per common share	0.375	0.350
Average common shares outstanding	5,075.7	5,160.4
Diluted average common shares outstanding	5,139.4	5,243.6

(1)
Total other-than-temporary impairment (OTTI) losses (reversal of losses) were $76 million and $(6) million for first quarter 2016 and 2015, respectively. Of total OTTI, losses of $65 million and $31 million were recognized in earnings, and losses (reversal of losses) of $11 million and $(37) million were recognized as non-credit-related OTTI in other comprehensive income for first quarter 2016 and 2015, respectively.

(2)	Includes OTTI losses of $133 million and $42 million for first quarter 2016 and 2015, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended March 31,
(in millions)	2016	2015
Wells Fargo net income	$5,462	5,804
Other comprehensive income, before tax:
Investment securities:
Net unrealized gains arising during the period	795	393
Reclassification of net gains to net income	(304)	(300)
Derivatives and hedging activities:
Net unrealized gains arising during the period	1,999	952
Reclassification of net gains on cash flow hedges to net income	(256)	(234)
Defined benefit plans adjustments:
Net actuarial losses arising during the period	(8)	(11)
Amortization of net actuarial loss, settlements and other to net income	37	43
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	43	(55)
Other comprehensive income, before tax	2,306	788
Income tax expense related to other comprehensive income	(857)	(228)
Other comprehensive income, net of tax	1,449	560
Less: Other comprehensive income (loss) from noncontrolling interests	(28)	301
Wells Fargo other comprehensive income, net of tax	1,477	259
Wells Fargo comprehensive income	6,939	6,063
Comprehensive income from noncontrolling interests	24	381
Total comprehensive income	$6,963	6,444

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Mar 31, 2016	Dec 31, 2015
Assets	(Unaudited)
Cash and due from banks	$19,084	19,111
Federal funds sold, securities purchased under resale agreements and other short-term investments	300,547	270,130
Trading assets	73,158	77,202
Investment securities:
Available-for-sale, at fair value	255,551	267,358
Held-to-maturity, at cost (fair value $81,725 and $80,567)	79,348	80,197
Mortgages held for sale (includes $15,110 and $13,539 carried at fair value) (1)	18,041	19,603
Loans held for sale	280	279
Loans (includes $5,221 and $5,316 carried at fair value) (1)	947,258	916,559
Allowance for loan losses	(11,621)	(11,545)
Net loans	935,637	905,014
Mortgage servicing rights:
Measured at fair value	11,333	12,415
Amortized	1,359	1,308
Premises and equipment, net	8,349	8,704
Goodwill	27,003	25,529
Other assets (includes $3,098 and $3,065 carried at fair value) (1)	119,492	100,782
Total assets (2)	$1,849,182	1,787,632
Liabilities
Noninterest-bearing deposits	$348,888	351,579
Interest-bearing deposits	892,602	871,733
Total deposits	1,241,490	1,223,312
Short-term borrowings	107,703	97,528
Accrued expenses and other liabilities	73,597	73,365
Long-term debt	227,888	199,536
Total liabilities (3)	1,650,678	1,593,741
Equity
Wells Fargo stockholders' equity:
Preferred stock	24,051	22,214
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,602	60,714
Retained earnings	123,891	120,866
Cumulative other comprehensive income	1,774	297
Treasury stock – 405,908,584 shares and 389,682,664 shares	(19,687)	(18,867)
Unearned ESOP shares	(2,271)	(1,362)
Total Wells Fargo stockholders' equity	197,496	192,998
Noncontrolling interests	1,008	893
Total equity	198,504	193,891
Total liabilities and equity	$1,849,182	1,787,632

(1)	Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)
Our consolidated assets at March 31, 2016, and December 31, 2015, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $288 million and $157 million; Trading assets, $152 million and $1 million; Investment securities, $372 million and $425 million; Net loans, $13.9 billion and $4.8 billion; Other assets, $518 million and $242 million; and Total assets, $15.2 billion and $5.6 billion, respectively.

(3)
Our consolidated liabilities at March 31, 2016, and December 31, 2015, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Accrued expenses and other liabilities, $146 million and $57 million; Long-term debt, $4.7 billion and $1.3 billion; and Total liabilities, $4.9 billion and $1.4 billion, respectively.

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
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	865,285	2,785	(7,407,573)	—
Balance March 31, 2015	12,004,103	$21,998	5,162,941,625	$9,136
Balance December 31, 2015	11,259,917	$22,214	5,092,128,810	$9,136
Cumulative effect from change in consolidation accounting (2)
Balance January 1, 2016	11,259,917	$22,214	5,092,128,810	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			28,984,457
Common stock repurchased (1)			(51,674,544)
Preferred stock issued to ESOP	1,150,000	1,150
Preferred stock released by ESOP
Preferred stock converted to common shares	(312,927)	(313)	6,464,167
Common stock warrants repurchased/exercised
Preferred stock issued	40,000	1,000
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	877,073	1,837	(16,225,920)	—
Balance March 31, 2016	12,136,990	$24,051	5,075,902,890	$9,136

(1)
We had no unsettled private share repurchase contracts at March 31, 2016. For the first three months of 2015, includes $750 million related to a private forward repurchase transaction entered into in first quarter 2015 that settled in second quarter 2015 for 14.0 million shares of common stock.

(2)
Effective January 1, 2016, we adopted changes in consolidation accounting pursuant to ASU 2015-02 (Amendments to the Consolidation Analysis). Accordingly, we recorded a $121 million increase to beginning noncontrolling interests as a cumulative-effect adjustment.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,537	107,040	3,518	(13,690)	(1,360)	184,394	868	185,262
	5,804				5,804	80	5,884
		259			259	301	560
1					1	(81)	(80)
(342)	—		1,669		1,327		1,327
—			(2,592)		(2,592)		(2,592)
74				(900)	—		—
(4)				45	41		41
7			34		—		—
(8)					(8)		(8)
(3)					1,997		1,997
19	(1,824)				(1,805)		(1,805)
	(344)				(344)		(344)
354					354		354
376					376		376
(1,031)			23		(1,008)		(1,008)
(557)	3,636	259	(866)	(855)	4,402	300	4,702
59,980	110,676	3,777	(14,556)	(2,215)	188,796	1,168	189,964
60,714	120,866	297	(18,867)	(1,362)	192,998	893	193,891
						121	121
60,714	120,866	297	(18,867)	(1,362)	192,998	1,014	194,012
	5,462				5,462	52	5,514
		1,477			1,477	(28)	1,449
1					1	(30)	(29)
(160)	(140)		1,379		1,079		1,079
500			(2,529)		(2,029)		(2,029)
99				(1,249)	—		—
(27)				340	313		313
1			312		—		—
—					—		—
(25)					975		975
15	(1,919)				(1,904)		(1,904)
	(378)				(378)		(378)
149					149		149
369					369		369
(1,034)			18		(1,016)		(1,016)
(112)	3,025	1,477	(820)	(909)	4,498	(6)	4,492
60,602	123,891	1,774	(19,687)	(2,271)	197,496	1,008	198,504

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2016	2015
Cash flows from operating activities:
Net income before noncontrolling interests	$5,514	5,884
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,086	608
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	883	725
Depreciation, amortization and accretion	1,295	727
Other net gains	1,855	(2,301)
Stock-based compensation	716	708
Excess tax benefits related to stock incentive compensation	(154)	(354)
Originations of MHFS	(37,109)	(41,628)
Proceeds from sales of and principal collected on mortgages originated for sale	29,605	31,266
Proceeds from sales of and principal collected on LHFS	—	6
Purchases of LHFS	(5)	(23)
Net change in:
Trading assets	14,134	5,777
Deferred income taxes	(1,240)	(435)
Accrued interest receivable	(247)	(300)
Accrued interest payable	251	76
Other assets	(14,228)	(2,053)
Other accrued expenses and liabilities	2,936	3,832
Net cash provided by operating activities	5,292	2,515
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(30,518)	(33,026)
Available-for-sale securities:
Sales proceeds	13,058	4,230
Prepayments and maturities	6,651	7,004
Purchases	(5,321)	(14,634)
Held-to-maturity securities:
Paydowns and maturities	997	1,204
Purchases	—	(8,068)
Nonmarketable equity investments:
Sales proceeds	529	598
Purchases	(995)	(281)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(9,798)	(2,584)
Proceeds from sales (including participations) of loans held for investment	2,134	2,596
Purchases (including participations) of loans	(727)	(1,109)
Principal collected on nonbank entities’ loans	3,376	2,328
Loans originated by nonbank entities	(2,875)	(2,223)
Net cash paid for acquisitions	(28,904)	—
Proceeds from sales of foreclosed assets and short sales	1,859	1,874
Net cash from purchases and sales of MSRs	(21)	(21)
Other, net	189	(812)
Net cash used by investing activities	(50,366)	(42,924)
Cash flows from financing activities:
Net change in:
Deposits	18,178	28,591
Short-term borrowings	10,175	14,174
Long-term debt:
Proceeds from issuance	23,934	5,286
Repayment	(4,523)	(5,640)
Preferred stock:
Proceeds from issuance	975	1,997
Cash dividends paid	(386)	(364)
Common stock:
Proceeds from issuance	479	614
Repurchased	(2,029)	(2,592)
Cash dividends paid	(1,858)	(1,762)
Excess tax benefits related to stock incentive compensation	154	354
Net change in noncontrolling interests	(32)	(47)
Other, net	(20)	20
Net cash provided by financing activities	45,047	40,631
Net change in cash and due from banks	(27)	222
Cash and due from banks at beginning of period	19,111	19,571
Cash and due from banks at end of period	$19,084	19,793
Supplemental cash flow disclosures:
Cash paid for interest	$1,054	901
Cash paid for income taxes	138	352

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). There were no material changes to these policies in first quarter 2016. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5 (Loans and Allowance for Credit Losses)), valuations of residential mortgage servicing rights (MSRs) (Note 7 (Securitizations and Variable Interest Entities) and Note 8 (Mortgage Banking Activities)) and financial instruments (Note 13 (Fair Values of Assets and Liabilities)), and income taxes. Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2015 Form 10-K.

Accounting Standards Adopted in 2016
In first quarter 2016, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2015-16 – Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments;

•	ASU 2015-07 – Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent);

•	ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs;

•	ASU 2015-02 – Consolidation (Topic 810): Amendments to the Consolidation Analysis;

•	ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items;

•	ASU 2014-16 – Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity;

•	ASU 2014-13 – Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity; and

•
ASU 2014-12 – Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.

ASU 2015-16 eliminates the requirement for companies to retrospectively adjust initial amounts recognized in business combinations when the accounting is incomplete at the acquisition date. Under the new guidance, companies should record adjustments in the same reporting period in which the amounts are determined. We adopted this accounting change in first quarter 2016 with prospective application. The Update did not have a material impact on our consolidated financial statements.

ASU 2015-07 eliminates the disclosure requirement to categorize investments within the fair value hierarchy that are measured at fair value using net asset value as a practical expedient. We adopted this change in first quarter 2016 with retrospective application. The Update did not affect our consolidated financial statements as it impacts only the fair value disclosure requirements for certain investments. For additional information, see Note 13 (Fair Values of Assets and Liabilities).

ASU 2015-03 changes the balance sheet presentation for debt issuance costs. Under the new guidance, debt issuance costs should be reported as a deduction from debt liabilities rather than as a deferred charge classified as an asset. We adopted this change in first quarter 2016, which resulted in a $180 million reclassification from Other assets to Long-term debt on January 1, 2016. Because the impact on prior periods was not material, we applied the guidance prospectively.

ASU 2015-02 requires companies to reevaluate all legal entities under new consolidation guidance. The new guidance primarily amends the criteria companies use to evaluate whether they should consolidate certain variable interest entities that have fee arrangements and the criteria used to determine whether partnerships and similar entities are variable interest entities. The new guidance also amends the consolidation analysis for certain investment funds and excludes certain money market funds. We adopted the accounting changes on January 1, 2016, which resulted in a net increase in assets and a corresponding cumulative-effect adjustment to noncontrolling interests of $121 million. There was no impact to consolidated retained earnings. For additional information, see Note 7 (Securitizations and Variable Interest Entities).

ASU 2015-01 removes the concept of extraordinary items from GAAP and eliminates the requirement for extraordinary items to be separately presented in the statement of income. We adopted this change in first quarter 2016 with prospective application. This Update did not have a material impact on our consolidated financial statements.

ASU 2014-16 clarifies that the nature of host contracts in hybrid financial instruments that are issued in share form should be determined based on the entire instrument, including the embedded derivative. We adopted this new requirement in first quarter 2016. This Update did not have a material impact on our consolidated financial statements.

ASU 2014-13 provides a measurement alternative to companies that consolidate collateralized financing entities (CFEs), such as collateralized debt obligation and collateralized loan obligation structures. Under the new guidance, companies can measure both the financial assets and financial liabilities of a CFE using the more observable fair value of the financial assets or of the financial liabilities. We adopted this accounting change in first quarter 2016. The Update did not have a material impact on our consolidated financial statements.

ASU 2014-12 provides accounting guidance for employee share-based payment awards with specific performance targets. The Update clarifies that performance targets should be treated as performance conditions if the targets affect vesting and could be achieved after the requisite service period. We adopted this change in first quarter 2016 with prospective application. The Update did not have a material effect on our consolidated financial statements, as our historical practice complies with the new requirements.

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
We had no unsettled private share repurchase contracts at March 31, 2016. At March 31, 2015, we had a $750 million private repurchase contract outstanding that settled in April 2015 for 14.0 million shares of common stock.

SUPPLEMENTAL CASH FLOW INFORMATION  Significant noncash activities are presented below.

Table 1.1: Supplemental Cash Flow Information

	Quarter ended March 31,
(in millions)	2016	2015
Trading assets retained from securitization of MHFS	$9,955	6,874
Transfers from loans to MHFS	1,839	2,202
Transfers from available-for-sale to held-to-maturity securities	—	4,972

SUBSEQUENT EVENTS  We have evaluated the effects of events that have occurred subsequent to March 31, 2016, and there have been no material events that would require recognition in our first quarter 2016 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

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
During first quarter 2016, we completed two acquisitions.  On January 1, 2016, we acquired $4.4 billion in assets associated with GE Railcar Services, which included 77,000 railcars and 1,000 locomotives. The acquired assets included $918 million of loans and capital leases and $3.2 billion of operating lease assets.
On March 1, 2016, we acquired $29.9 billion in assets associated with the North American portion of GE Capital’s Commercial Distribution Finance and Vendor Finance

businesses. The acquired assets included $24.0 billion of loans and capital leases, $2.7 billion of operating lease assets, and $2.3 billion of goodwill and identifiable intangible assets. The North American portion represented approximately 90% of the total assets to be acquired. The international portion is expected to close during the second half of 2016.
On March 31, 2016, we completed the divestiture of Rural Community Insurance, our crop insurance business. The transaction involved the sale of approximately $4 billion in assets which resulted in a pre-tax gain of $381 million.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments
Table 3.1 provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. The majority of interest-earning deposits at March 31, 2016, and December 31, 2015, were held at the Federal Reserve.
Table 3.1: Fed Funds Sold and Other Short-Term Investments

(in millions)	Mar 31, 2016	Dec 31, 2015
Federal funds sold and securities purchased under resale agreements	$49,698	45,828
Interest-earning deposits	242,754	220,409
Other short-term investments	8,095	3,893
Total	$300,547	270,130

As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $2.6 billion and $2.2 billion as of March 31, 2016, and December 31, 2015, respectively.
We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $21.1 billion and $20.1 billion at March 31, 2016, and December 31, 2015, respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section in Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4: Investment Securities
Table 4.1 provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after-tax basis as a component of cumulative OCI.

Table 4.1: Amortized Cost and Fair Value

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$33,238	575	—	33,813
Securities of U.S. states and political subdivisions	51,794	1,019	(1,239)	51,574
Mortgage-backed securities:
Federal agencies	93,005	2,558	(100)	95,463
Residential	7,798	617	(41)	8,374
Commercial	12,786	189	(103)	12,872
Total mortgage-backed securities	113,589	3,364	(244)	116,709
Corporate debt securities	13,837	346	(383)	13,800
Collateralized loan and other debt obligations (1)	32,578	118	(563)	32,133
Other (2)	6,004	93	(74)	6,023
Total debt securities	251,040	5,515	(2,503)	254,052
Marketable equity securities:
Perpetual preferred securities	818	103	(14)	907
Other marketable equity securities	216	376	—	592
Total marketable equity securities	1,034	479	(14)	1,499
Total available-for-sale securities	252,074	5,994	(2,517)	255,551
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,667	1,986	—	46,653
Securities of U.S. states and political subdivisions	2,183	100	—	2,283
Federal agency mortgage-backed securities	28,016	328	—	28,344
Collateralized loan obligations	1,406	—	(30)	1,376
Other (2)	3,076	—	(7)	3,069
Total held-to-maturity securities	79,348	2,414	(37)	81,725
Total	$331,422	8,408	(2,554)	337,276
December 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$36,374	24	(148)	36,250
Securities of U.S. states and political subdivisions	49,167	1,325	(502)	49,990
Mortgage-backed securities:
Federal agencies	103,391	1,983	(828)	104,546
Residential	7,843	740	(25)	8,558
Commercial	13,943	230	(85)	14,088
Total mortgage-backed securities	125,177	2,953	(938)	127,192
Corporate debt securities	15,548	312	(449)	15,411
Collateralized loan and other debt obligations (1)	31,210	125	(368)	30,967
Other (2)	5,842	115	(46)	5,911
Total debt securities	263,318	4,854	(2,451)	265,721
Marketable equity securities:
Perpetual preferred securities	819	112	(13)	918
Other marketable equity securities	239	482	(2)	719
Total marketable equity securities	1,058	594	(15)	1,637
Total available-for-sale securities	264,376	5,448	(2,466)	267,358
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,660	580	(73)	45,167
Securities of U.S. states and political subdivisions	2,185	65	—	2,250
Federal agency mortgage-backed securities	28,604	131	(314)	28,421
Collateralized loan obligations	1,405	—	(24)	1,381
Other (2)	3,343	8	(3)	3,348
Total held-to-maturity securities	80,197	784	(414)	80,567
Total	$344,573	6,232	(2,880)	347,925

(1)
The available-for-sale portfolio includes collateralized debt obligations (CDOs) with both a cost basis and fair value of $542 million at March 31, 2016, and $247 million and $257 million, respectively, at December 31, 2015.

(2)
The “Other” category of available-for-sale securities largely includes asset-backed securities collateralized by credit cards, student loans, home equity loans and auto leases or loans and cash. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by auto leases or loans and cash with a cost basis and fair value of $1.6 billion each at March 31, 2016, and $1.9 billion each at December 31, 2015. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis and fair value of $1.5 billion each at March 31, 2016, and $1.4 billion each at December 31, 2015.

Note 4: Investment Securities (continued)

Gross Unrealized Losses and Fair Value
Table 4.2 shows the gross unrealized losses and fair value of securities in the investment securities portfolio by length of time that individual securities in each category have been in a continuous loss position. Debt securities on which we have taken credit-related OTTI write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Table 4.2: Gross Unrealized Losses and Fair Value

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$—	—	—	—	—	—
Securities of U.S. states and political subdivisions	(278)	14,789	(961)	12,590	(1,239)	27,379
Mortgage-backed securities:
Federal agencies	(3)	479	(97)	13,385	(100)	13,864
Residential	(32)	1,924	(9)	366	(41)	2,290
Commercial	(38)	4,064	(65)	2,483	(103)	6,547
Total mortgage-backed securities	(73)	6,467	(171)	16,234	(244)	22,701
Corporate debt securities	(176)	2,917	(207)	1,318	(383)	4,235
Collateralized loan and other debt obligations	(462)	22,814	(101)	4,848	(563)	27,662
Other	(52)	2,979	(22)	493	(74)	3,472
Total debt securities	(1,041)	49,966	(1,462)	35,483	(2,503)	85,449
Marketable equity securities:
Perpetual preferred securities	(2)	89	(12)	110	(14)	199
Other marketable equity securities	—	—	—	—	—	—
Total marketable equity securities	(2)	89	(12)	110	(14)	199
Total available-for-sale securities	(1,043)	50,055	(1,474)	35,593	(2,517)	85,648
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	—	—	—	—	—	—
Federal agency mortgage-backed securities	—	—	—	—	—	—
Collateralized loan obligations	(25)	1,145	(5)	231	(30)	1,376
Other	(7)	2,178	—	—	(7)	2,178
Total held-to-maturity securities	(32)	3,323	(5)	231	(37)	3,554
Total	$(1,075)	53,378	(1,479)	35,824	(2,554)	89,202
December 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(148)	24,795	—	—	(148)	24,795
Securities of U.S. states and political subdivisions	(26)	3,453	(476)	12,377	(502)	15,830
Mortgage-backed securities:
Federal agencies	(522)	36,329	(306)	9,888	(828)	46,217
Residential	(20)	1,276	(5)	285	(25)	1,561
Commercial	(32)	4,476	(53)	2,363	(85)	6,839
Total mortgage-backed securities	(574)	42,081	(364)	12,536	(938)	54,617
Corporate debt securities	(244)	4,941	(205)	1,057	(449)	5,998
Collateralized loan and other debt obligations	(276)	22,214	(92)	4,844	(368)	27,058
Other	(33)	2,768	(13)	425	(46)	3,193
Total debt securities	(1,301)	100,252	(1,150)	31,239	(2,451)	131,491
Marketable equity securities:
Perpetual preferred securities	(1)	24	(12)	109	(13)	133
Other marketable equity securities	(2)	40	—	—	(2)	40
Total marketable equity securities	(3)	64	(12)	109	(15)	173
Total available-for-sale securities	(1,304)	100,316	(1,162)	31,348	(2,466)	131,664
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(73)	5,264	—	—	(73)	5,264
Federal agency mortgage-backed securities	(314)	23,115	—	—	(314)	23,115
Collateralized loan obligations	(20)	1,148	(4)	233	(24)	1,381
Other	(3)	1,096	—	—	(3)	1,096
Total held-to-maturity securities	(410)	30,623	(4)	233	(414)	30,856
Total	$(1,714)	130,939	(1,166)	31,581	(2,880)	162,520

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
For descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2015 Form 10-K. There have been no material changes to our methodologies for assessing impairment in first quarter 2016.
Table 4.3 shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade,

according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $24 million and $4.8 billion, respectively, at March 31, 2016, and $17 million and $3.7 billion, respectively, at December 31, 2015. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

Table 4.3: Gross Unrealized Losses and Fair Value by Investment Grade

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$—	—	—	—
Securities of U.S. states and political subdivisions	(1,194)	26,913	(45)	466
Mortgage-backed securities:
Federal agencies	(100)	13,864	—	—
Residential	(17)	1,165	(24)	1,125
Commercial	(63)	5,980	(40)	567
Total mortgage-backed securities	(180)	21,009	(64)	1,692
Corporate debt securities	(96)	2,386	(287)	1,849
Collateralized loan and other debt obligations	(563)	27,662	—	—
Other	(70)	3,011	(4)	461
Total debt securities	(2,103)	80,981	(400)	4,468
Perpetual preferred securities	(14)	199	—	—
Total available-for-sale securities	(2,117)	81,180	(400)	4,468
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	—	—	—	—
Federal agency mortgage-backed securities	—	—	—	—
Collateralized loan obligations	(30)	1,376	—	—
Other	(7)	2,178	—	—
Total held-to-maturity securities	(37)	3,554	—	—
Total	$(2,154)	84,734	(400)	4,468
December 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(148)	24,795	—	—
Securities of U.S. states and political subdivisions	(464)	15,470	(38)	360
Mortgage-backed securities:
Federal agencies	(828)	46,217	—	—
Residential	(12)	795	(13)	766
Commercial	(59)	6,361	(26)	478
Total mortgage-backed securities	(899)	53,373	(39)	1,244
Corporate debt securities	(140)	4,167	(309)	1,831
Collateralized loan and other debt obligations	(368)	27,058	—	—
Other	(43)	2,915	(3)	278
Total debt securities	(2,062)	127,778	(389)	3,713
Perpetual preferred securities	(13)	133	—	—
Total available-for-sale securities	(2,075)	127,911	(389)	3,713
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(73)	5,264	—	—
Federal agency mortgage-backed securities	(314)	23,115	—	—
Collateralized loan obligations	(24)	1,381	—	—
Other	(3)	1,096	—	—
Total held-to-maturity securities	(414)	30,856	—	—
Total	$(2,489)	158,767	(389)	3,713

Note 4: Investment Securities (continued)

Contractual Maturities
Table 4.4 shows the remaining contractual maturities and contractual weighted-average yields (taxable-equivalent basis) of available-for-sale debt securities. The remaining contractual principal maturities for MBS do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

Table 4.4: Contractual Maturities

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2016
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies	$33,813	1.47%	$155	0.83%	$30,567	1.43%	$3,091	1.87%	$—	—%
Securities of U.S. states and political subdivisions	51,574	5.93	1,813	2.29	7,927	2.43	2,894	5.37	38,940	6.85
Mortgage-backed securities:
Federal agencies	95,463	3.27	3	6.56	335	1.60	2,055	3.66	93,070	3.26
Residential	8,374	4.10	—	—	34	5.17	28	6.03	8,312	4.09
Commercial	12,872	4.94	—	—	59	2.89	—	—	12,813	4.95
Total mortgage-backed securities	116,709	3.51	3	6.56	428	2.06	2,083	3.69	114,195	3.51
Corporate debt securities	13,800	4.78	2,697	3.45	4,837	5.16	4,982	4.96	1,284	5.45
Collateralized loan and other debt obligations	32,133	2.35	1	0.97	773	1.11	15,131	2.31	16,228	2.45
Other	6,023	2.10	49	2.81	1,069	2.73	1,064	2.01	3,841	1.94
Total available-for-sale debt securities at fair value	$254,052	3.62%	$4,718	2.91%	$45,601	2.03%	$29,245	3.10%	$174,488	4.14%
December 31, 2015
Available-for-sale debt securities (1):					`
Securities of U.S. Treasury and federal agencies	$36,250	1.49%	$216	0.77%	$31,602	1.44%	$4,432	1.86%	$—	—%
Securities of U.S. states and political subdivisions	49,990	5.82	1,969	2.09	7,709	2.02	3,010	5.25	37,302	6.85
Mortgage-backed securities:
Federal agencies	104,546	3.29	3	6.55	373	1.58	1,735	3.84	102,435	3.29
Residential	8,558	4.17	—	—	34	5.11	34	6.03	8,490	4.16
Commercial	14,088	5.06	—	—	61	2.79	—	—	14,027	5.07
Total mortgage-backed securities	127,192	3.54	3	6.55	468	1.99	1,769	3.88	124,952	3.55
Corporate debt securities	15,411	4.57	1,960	3.84	6,731	4.47	5,459	4.76	1,261	5.47
Collateralized loan and other debt obligations	30,967	2.08	2	0.33	804	0.90	12,707	2.01	17,454	2.19
Other	5,911	2.05	68	2.47	1,228	2.57	953	1.94	3,662	1.89
Total available-for-sale debt securities at fair value	$265,721	3.55%	$4,218	2.84%	$48,542	1.98%	$28,330	2.98%	$184,631	4.07%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

Table 4.5 shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.

Table 4.5: Amortized Cost by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2016
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,667	2.12%	$—	—%	$8,271	2.03%	$36,396	2.14%	$—	—%
Securities of U.S. states and political subdivisions	2,183	5.97	—	—	—	—	119	7.53	2,064	5.88
Federal agency mortgage-backed securities	28,016	3.47	—	—	—	—	—	—	28,016	3.47
Collateralized loan obligations	1,406	2.35	—	—	—	—	—	—	1,406	2.35
Other	3,076	1.63	—	—	2,428	1.69	648	1.41	—	—
Total held-to-maturity debt securities at amortized cost	$79,348	2.69%	$—	—%	$10,699	1.95%	$37,163	2.14%	$31,486	3.58%
December 31, 2015
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,660	2.12%	$—	—%	$1,276	1.75%	$43,384	2.13%	$—	—%
Securities of U.S. states and political subdivisions	2,185	5.97	—	—	—	—	104	7.49	2,081	5.89
Federal agency mortgage-backed securities	28,604	3.47	—	—	—	—	—	—	28,604	3.47
Collateralized loan obligations	1,405	2.03	—	—	—	—	—	—	1,405	2.03
Other	3,343	1.68	—	—	2,351	1.74	992	1.53	—	—
Total held-to-maturity debt securities at amortized cost	$80,197	2.69%	$—	—%	$3,627	1.74%	$44,480	2.13%	$32,090	3.57%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

Table 4.6 shows the fair value of held-to-maturity debt securities by contractual maturity.

Table 4.6: Fair Value by Contractual Maturity

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
March 31, 2016
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$46,653	—	8,665	37,988	—
Securities of U.S. states and political subdivisions	2,283	—	—	123	2,160
Federal agency mortgage-backed securities	28,344	—	—	—	28,344
Collateralized loan obligations	1,376	—	—	—	1,376
Other	3,069	—	2,425	644	—
Total held-to-maturity debt securities at fair value	$81,725	—	11,090	38,755	31,880
December 31, 2015
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,167	—	1,298	43,869	—
Securities of U.S. states and political subdivisions	2,250	—	—	105	2,145
Federal agency mortgage-backed securities	28,421	—	—	—	28,421
Collateralized loan obligations	1,381	—	—	—	1,381
Other	3,348	—	2,353	995	—
Total held-to-maturity debt securities at fair value	$80,567	—	3,651	44,969	31,947

Note 4: Investment Securities (continued)

Realized Gains and Losses
Table 4.7 shows the gross realized gains and losses on sales and OTTI write-downs related to the available-for-sale securities portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 (Other Assets)).

Table 4.7: Realized Gains and Losses

	Quarter ended March 31,
(in millions)	2016	2015
Gross realized gains	$385	348
Gross realized losses	(13)	(20)
OTTI write-downs	(69)	(31)
Net realized gains from available-for-sale securities	303	297
Net realized gains from nonmarketable equity investments	185	351
Net realized gains from debt securities and equity investments	$488	648

Other-Than-Temporary Impairment
Table 4.8 shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities, marketable equity securities and nonmarketable equity investments. There were no OTTI write-downs on held-to-maturity securities during first quarter 2016 and 2015.

Table 4.8: OTTI Write-downs

	Quarter ended March 31,
(in millions)	2016	2015
OTTI write-downs included in earnings
Debt securities:
Securities of U.S. states and political subdivisions	$4	16
Mortgage-backed securities:
Residential	12	15
Commercial	1	—
Corporate debt securities	45	—
Other debt securities	3	—
Total debt securities	65	31
Equity securities:
Marketable equity securities:
Other marketable equity securities	4	—
Total marketable equity securities	4	—
Total investment securities (1)	69	31
Nonmarketable equity investments (1)	129	42
Total OTTI write-downs included in earnings (1)	$198	73
(1) The quarter ended March 31, 2016, includes $124 million in OTTI write-downs of oil and gas investments, of which $46 million related to investment securities and $78 million related to nonmarketable equity investments.

Other-Than-Temporarily Impaired Debt Securities
Table 4.9 shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.

Table 4.9: OTTI Write-downs Included in Earnings

	Quarter ended March 31,
(in millions)	2016	2015
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$61	20
Intent-to-sell OTTI	4	11
Total recorded as part of gross realized losses	65	31
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	—	(1)
Residential mortgage-backed securities	10	(21)
Commercial mortgage-backed securities	3	(15)
Corporate debt securities	(4)	—
Other debt securities	2	—
Total changes to OCI for non-credit-related OTTI	11	(37)
Total OTTI losses (reversal of losses) recorded on debt securities	$76	(6)

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

Table 4.10 presents a rollforward of the OTTI credit loss that has been recognized in earnings as a write-down of available-for-sale debt securities we still own (referred to as "credit-impaired" debt securities) and do not intend to sell. Recognized credit loss represents the difference between the present value of expected future cash flows discounted using the security’s current effective interest rate and the amortized cost basis of the security prior to considering credit loss.

Table 4.10: Rollforward of OTTI Credit Loss

	Quarter ended March 31,
(in millions)	2016	2015
Credit loss recognized, beginning of period	$1,092	1,025
Additions:
For securities with initial credit impairments	38	—
For securities with previous credit impairments	23	20
Total additions	61	20
Reductions:
For securities sold, matured, or intended/required to be sold	(6)	(14)
For recoveries of previous credit impairments (1)	(2)	(2)
Total reductions	(8)	(16)
Credit loss recognized, end of period	$1,145	1,029

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5: Loans and Allowance for Credit Losses (continued)

Note 5: Loans and Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $5.3 billion and $3.8 billion at March 31, 2016, and December 31, 2015, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. Outstanding balances at March 31, 2016 also reflect the acquisition of various loans and capital leases from GE Capital as described in Note 2 (Business Combinations).

Table 5.1: Loans Outstanding

(in millions)	Mar 31, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$321,547	299,892
Real estate mortgage	124,711	122,160
Real estate construction	22,944	22,164
Lease financing	19,003	12,367
Total commercial	488,205	456,583
Consumer:
Real estate 1-4 family first mortgage	274,734	273,869
Real estate 1-4 family junior lien mortgage	51,324	53,004
Credit card	33,139	34,039
Automobile	60,658	59,966
Other revolving credit and installment	39,198	39,098
Total consumer	459,053	459,976
Total loans	$947,258	916,559

Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. Table 5.2 presents total commercial foreign loans outstanding by class of financing receivable.

Table 5.2: Commercial Foreign Loans Outstanding

(in millions)	Mar 31, 2016	Dec 31, 2015
Commercial foreign loans:
Commercial and industrial	$51,884	49,049
Real estate mortgage	8,367	8,350
Real estate construction	311	444
Lease financing	983	274
Total commercial foreign loans	$61,545	58,117

Loan Purchases, Sales, and Transfers
Table 5.3 summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale at lower of cost or fair value. This loan activity primarily includes loans purchased and sales of whole loan or participating interests, whereby we receive or transfer a portion of a loan after origination. The table excludes PCI loans and loans for which we have elected the fair value option, including loans originated for sale because their loan activity normally does not impact the allowance for credit losses.

Table 5.3: Loan Purchases, Sales, and Transfers

				Quarter ended March 31,
	2016			2015
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Purchases (1)(2)	$24,646	—	24,646	1,091	—	1,091
Sales (1)	(223)	(272)	(495)	(206)	(29)	(235)
Transfers to MHFS/LHFS (1)	(32)	(3)	(35)	(7)	(2)	(9)

(1)
All categories exclude activity in government insured/guaranteed real estate 1-4 family first mortgage loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools, and manage and/or resell them in accordance with applicable requirements. These loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Accordingly, these loans have limited impact on the allowance for loan losses.

(2)	Purchases in first quarter 2016 include loans and capital leases from the GE Capital acquisitions as described in Note 2 (Business Combinations).

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $77 billion at March 31, 2016 and $75 billion at December 31, 2015.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At March 31, 2016, and December 31, 2015, we had $1.2 billion and $1.1 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.
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
The contractual amount of our unfunded credit commitments, including unissued standby and commercial letters of credit, is summarized by portfolio segment and class of financing receivable in Table 5.4. The table excludes the standby and commercial letters of credit and temporary advance arrangements described above.
Table 5.4: Unfunded Credit Commitments

(in millions)	Mar 31, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$298,498	296,710
Real estate mortgage	7,472	7,378
Real estate construction	18,563	18,047
Total commercial	324,533	322,135
Consumer:
Real estate 1-4 family first mortgage	38,264	34,621
Real estate 1-4 family junior lien mortgage	43,264	43,309
Credit card	101,973	98,904
Other revolving credit and installment	27,604	27,899
Total consumer	211,105	204,733
Total unfunded credit commitments	$535,638	526,868

Note 5: Loans and Allowance for Credit Losses (continued)

Allowance for Credit Losses
Table 5.5 presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

Table 5.5: Allowance for Credit Losses

	Quarter ended March 31,
(in millions)	2016	2015
Balance, beginning of period	$12,512	13,169
Provision for credit losses	1,086	608
Interest income on certain impaired loans (1)	(48)	(52)
Loan charge-offs:
Commercial:
Commercial and industrial	(349)	(133)
Real estate mortgage	(3)	(23)
Real estate construction	—	(1)
Lease financing	(4)	(3)
Total commercial	(356)	(160)
Consumer:
Real estate 1-4 family first mortgage	(137)	(130)
Real estate 1-4 family junior lien mortgage	(133)	(179)
Credit card	(314)	(278)
Automobile	(211)	(195)
Other revolving credit and installment	(175)	(154)
Total consumer	(970)	(936)
Total loan charge-offs	(1,326)	(1,096)
Loan recoveries:
Commercial:
Commercial and industrial	76	69
Real estate mortgage	32	34
Real estate construction	8	10
Lease financing	3	3
Total commercial	119	116
Consumer:
Real estate 1-4 family first mortgage	89	47
Real estate 1-4 family junior lien mortgage	59	56
Credit card	52	39
Automobile	84	94
Other revolving credit and installment	37	36
Total consumer	321	272
Total loan recoveries	440	388
Net loan charge-offs	(886)	(708)
Other	4	(4)
Balance, end of period	$12,668	13,013
Components:
Allowance for loan losses	$11,621	12,176
Allowance for unfunded credit commitments	1,047	837
Allowance for credit losses	$12,668	13,013
Net loan charge-offs (annualized) as a percentage of average total loans	0.38%	0.33
Allowance for loan losses as a percentage of total loans	1.23	1.41
Allowance for credit losses as a percentage of total loans	1.34	1.51

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.

Table 5.6 summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

Table 5.6: Allowance Activity by Portfolio Segment

			2016			2015
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$6,872	5,640	12,512	6,377	6,792	13,169
Provision for credit losses	714	372	1,086	9	599	608
Interest income on certain impaired loans	(5)	(43)	(48)	(5)	(47)	(52)

Loan charge-offs	(356)	(970)	(1,326)	(160)	(936)	(1,096)
Loan recoveries	119	321	440	116	272	388
Net loan charge-offs	(237)	(649)	(886)	(44)	(664)	(708)
Other	4	—	4	(4)	—	(4)
Balance, end of period	$7,348	5,320	12,668	6,333	6,680	13,013

Table 5.7 disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

Table 5.7: Allowance by Impairment Methodology

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
March 31, 2016
Collectively evaluated (1)	$6,155	3,328	9,483	480,745	421,036	901,781
Individually evaluated (2)	1,191	1,992	3,183	5,736	19,423	25,159
PCI (3)	2	—	2	1,724	18,594	20,318
Total	$7,348	5,320	12,668	488,205	459,053	947,258
December 31, 2015
Collectively evaluated (1)	$5,999	3,436	9,435	452,063	420,705	872,768
Individually evaluated (2)	872	2,204	3,076	3,808	20,012	23,820
PCI (3)	1	—	1	712	19,259	19,971
Total	$6,872	5,640	12,512	456,583	459,976	916,559

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV).We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than December 31, 2015. See the “Purchased Credit-Impaired Loans” section in this Note for credit quality information on our PCI portfolio.

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

Table 5.8 provides a breakdown of outstanding commercial loans by risk category. Of the $6.7 billion in criticized commercial real estate (CRE) loans at March 31, 2016, $1.0 billion has been placed on nonaccrual status and written down to net realizable collateral value. CRE loans have a high level of monitoring in place to manage these assets and mitigate loss exposure.

Table 5.8: Commercial Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2016
By risk category:
Pass	$290,451	118,117	22,313	17,280	448,161
Criticized	29,943	6,111	543	1,723	38,320
Total commercial loans (excluding PCI)	320,394	124,228	22,856	19,003	486,481
Total commercial PCI loans (carrying value)	1,153	483	88	—	1,724
Total commercial loans	$321,547	124,711	22,944	19,003	488,205
December 31, 2015
By risk category:
Pass	$281,356	115,025	21,546	11,772	429,699
Criticized	18,458	6,593	526	595	26,172
Total commercial loans (excluding PCI)	299,814	121,618	22,072	12,367	455,871
Total commercial PCI loans (carrying value)	78	542	92	—	712
Total commercial loans	$299,892	122,160	22,164	12,367	456,583

Table 5.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

Table 5.9: Commercial Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2016
By delinquency status:
Current-29 DPD and still accruing	$316,922	123,172	22,749	18,773	481,616
30-89 DPD and still accruing	537	152	42	131	862
90+ DPD and still accruing	24	8	2	—	34
Nonaccrual loans	2,911	896	63	99	3,969
Total commercial loans (excluding PCI)	320,394	124,228	22,856	19,003	486,481
Total commercial PCI loans (carrying value)	1,153	483	88	—	1,724
Total commercial loans	$321,547	124,711	22,944	19,003	488,205
December 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$297,847	120,415	21,920	12,313	452,495
30-89 DPD and still accruing	507	221	82	28	838
90+ DPD and still accruing	97	13	4	—	114
Nonaccrual loans	1,363	969	66	26	2,424
Total commercial loans (excluding PCI)	299,814	121,618	22,072	12,367	455,871
Total commercial PCI loans (carrying value)	78	542	92	—	712
Total commercial loans	$299,892	122,160	22,164	12,367	456,583

CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique risks. Loan delinquency, FICO credit scores and LTV for loan types are common credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the allowance for credit losses for the consumer portfolio segment.

Many of our loss estimation techniques used for the allowance for credit losses rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality and the establishment of our allowance for credit losses. Table 5.10 provides the outstanding balances of our consumer portfolio by delinquency status.

Table 5.10: Consumer Loans by Delinquency Status

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
March 31, 2016
By delinquency status:
Current-29 DPD	$228,403	50,201	32,381	59,550	38,818	409,353
30-59 DPD	1,797	306	211	870	158	3,342
60-89 DPD	743	157	158	175	93	1,326
90-119 DPD	317	96	137	59	87	696
120-179 DPD	373	125	251	3	24	776
180+ DPD	2,994	379	1	1	18	3,393
Government insured/guaranteed loans (1)	21,573	—	—	—	—	21,573
Total consumer loans (excluding PCI)	256,200	51,264	33,139	60,658	39,198	440,459
Total consumer PCI loans (carrying value)	18,534	60	—	—	—	18,594
Total consumer loans	$274,734	51,324	33,139	60,658	39,198	459,053
December 31, 2015
By delinquency status:
Current-29 DPD	$225,195	51,778	33,208	58,503	38,690	407,374
30-59 DPD	2,072	325	257	1,121	175	3,950
60-89 DPD	821	184	177	253	107	1,542
90-119 DPD	402	110	150	84	86	832
120-179 DPD	460	145	246	4	21	876
180+ DPD	3,376	393	1	1	19	3,790
Government insured/guaranteed loans (1)	22,353	—	—	—	—	22,353
Total consumer loans (excluding PCI)	254,679	52,935	34,039	59,966	39,098	440,717
Total consumer PCI loans (carrying value)	19,190	69	—	—	—	19,259
Total consumer loans	$273,869	53,004	34,039	59,966	39,098	459,976

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA. Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $11.4 billion at March 31, 2016, compared with $12.4 billion at December 31, 2015.

Of the $4.9 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at March 31, 2016, $769 million was accruing, compared with $5.5 billion past due and $867 million accruing at December 31, 2015.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $3.0 billion, or 1.2% of total first mortgages (excluding PCI), at March 31, 2016, compared with $3.4 billion, or 1.3%, at December 31, 2015.

Table 5.11 provides a breakdown of our consumer portfolio by FICO. The majority of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, primarily security-based loans of $7.2 billion at March 31, 2016, and $7.0 billion at December 31, 2015.

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.11: Consumer Loans by FICO

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
March 31, 2016
By FICO:
< 600	$8,894	3,192	2,986	9,680	985	25,737
600-639	6,681	2,300	2,834	6,788	1,093	19,696
640-679	12,777	4,357	5,252	10,156	2,373	34,915
680-719	24,324	7,460	6,782	11,025	4,387	53,978
720-759	37,513	10,568	6,923	8,336	5,977	69,317
760-799	94,066	15,813	5,494	7,703	8,259	131,335
800+	46,099	6,790	2,728	6,546	6,588	68,751
No FICO available	4,273	784	140	424	2,367	7,988
FICO not required	—	—	—	—	7,169	7,169
Government insured/guaranteed loans (1)	21,573	—	—	—	—	21,573
Total consumer loans (excluding PCI)	256,200	51,264	33,139	60,658	39,198	440,459
Total consumer PCI loans (carrying value)	18,534	60	—	—	—	18,594
Total consumer loans	$274,734	51,324	33,139	60,658	39,198	459,053
December 31, 2015
By FICO:
< 600	$8,716	3,025	2,927	9,260	965	24,893
600-639	6,961	2,367	2,875	6,619	1,086	19,908
640-679	13,006	4,613	5,354	10,014	2,416	35,403
680-719	24,460	7,863	6,857	10,947	4,388	54,515
720-759	38,309	10,966	7,017	8,279	6,010	70,581
760-799	92,975	16,369	5,693	7,761	8,351	131,149
800+	44,452	6,895	3,090	6,654	6,510	67,601
No FICO available	3,447	837	226	432	2,395	7,337
FICO not required	—	—	—	—	6,977	6,977
Government insured/guaranteed loans (1)	22,353	—	—	—	—	22,353
Total consumer loans (excluding PCI)	254,679	52,935	34,039	59,966	39,098	440,717
Total consumer PCI loans (carrying value)	19,190	69	—	—	—	19,259
Total consumer loans	$273,869	53,004	34,039	59,966	39,098	459,976

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

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

Table 5.12 shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. We consider the trends in residential real estate markets as we monitor credit risk and establish our allowance for credit losses. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

Table 5.12: Consumer Loans by LTV/CLTV

	March 31, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$109,138	15,390	124,528	109,558	15,805	125,363
60.01-80%	93,772	16,155	109,927	92,005	16,579	108,584
80.01-100%	24,089	10,979	35,068	22,765	11,385	34,150
100.01-120% (1)	4,225	5,331	9,556	4,480	5,545	10,025
> 120% (1)	1,950	2,871	4,821	2,065	3,051	5,116
No LTV/CLTV available	1,453	538	1,991	1,453	570	2,023
Government insured/guaranteed loans (2)	21,573	—	21,573	22,353	—	22,353
Total consumer loans (excluding PCI)	256,200	51,264	307,464	254,679	52,935	307,614
Total consumer PCI loans (carrying value)	18,534	60	18,594	19,190	69	19,259
Total consumer loans	$274,734	51,324	326,058	273,869	53,004	326,873

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  Table 5.13 provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 5.13: Nonaccrual Loans

(in millions)	Mar 31, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$2,911	1,363
Real estate mortgage	896	969
Real estate construction	63	66
Lease financing	99	26
Total commercial	3,969	2,424
Consumer:
Real estate 1-4 family first mortgage (1)	6,683	7,293
Real estate 1-4 family junior lien mortgage	1,421	1,495
Automobile	114	121
Other revolving credit and installment	47	49
Total consumer	8,265	8,958
Total nonaccrual loans (excluding PCI)	$12,234	11,382

(1)	Includes MHFS of $157 million and $177 million at March 31, 2016, and December 31, 2015, respectively.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $10.3 billion and $11.0 billion at March 31, 2016 and December 31, 2015, respectively, which included $5.7 billion and $6.2 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 5: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $2.7 billion at March 31, 2016, and $2.9 billion at December 31, 2015, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 5.14 shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2016	Dec 31, 2015
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$13,060	14,380
Less: FHA insured/guaranteed by the VA (1)(2)	12,233	13,373
Less: Student loans guaranteed under the FFELP (3)	24	26
Total, not government insured/guaranteed	$803	981
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$24	97
Real estate mortgage	8	13
Real estate construction	2	4
Total commercial	34	114
Consumer:
Real estate 1-4 family first mortgage (2)	167	224
Real estate 1-4 family junior lien mortgage (2)	55	65
Credit card	389	397
Automobile	55	79
Other revolving credit and installment	103	102
Total consumer	769	867
Total, not government insured/guaranteed	$803	981

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

IMPAIRED LOANS Table 5.15 summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. Table 5.15 includes trial modifications that totaled $380 million at March 31, 2016, and $402 million at December 31, 2015.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2015 Form 10-K.

Table 5.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
March 31, 2016
Commercial:
Commercial and industrial	$4,421	3,778	3,598	772
Real estate mortgage	2,234	1,734	1,708	371
Real estate construction	256	122	120	24
Lease financing	112	102	102	24
Total commercial	7,023	5,736	5,528	1,191
Consumer:
Real estate 1-4 family first mortgage	18,942	16,594	10,906	1,449
Real estate 1-4 family junior lien mortgage	2,622	2,354	1,784	428
Credit card	295	295	295	94
Automobile	165	98	37	6
Other revolving credit and installment	89	82	74	15
Total consumer (2)	22,113	19,423	13,096	1,992
Total impaired loans (excluding PCI)	$29,136	25,159	18,624	3,183
December 31, 2015
Commercial:
Commercial and industrial	$2,746	1,835	1,648	435
Real estate mortgage	2,369	1,815	1,773	405
Real estate construction	262	131	112	23
Lease financing	38	27	27	9
Total commercial	5,415	3,808	3,560	872
Consumer:
Real estate 1-4 family first mortgage	19,626	17,121	11,057	1,643
Real estate 1-4 family junior lien mortgage	2,704	2,408	1,859	447
Credit card	299	299	299	94
Automobile	173	105	41	5
Other revolving credit and installment	86	79	71	15
Total consumer (2)	22,888	20,012	13,327	2,204
Total impaired loans (excluding PCI)	$28,303	23,820	16,887	3,076

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Periods ended March 31, 2016 and December 31, 2015 each include the recorded investment of $1.8 billion of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance. Impaired loans may also have limited, if any, allowance when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Note 5: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $364 million and $363 million at March 31, 2016 and December 31, 2015, respectively.

Table 5.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

Table 5.16: Average Recorded Investment in Impaired Loans

	Quarter ended March 31,
	2016		2015
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$2,766	19	1,000	20
Real estate mortgage	1,772	32	2,421	43
Real estate construction	130	2	291	4
Lease financing	75	—	21	—
Total commercial	4,743	53	3,733	67
Consumer:
Real estate 1-4 family first mortgage	16,911	221	18,486	231
Real estate 1-4 family junior lien mortgage	2,382	34	2,522	35
Credit card	297	9	332	10
Automobile	101	3	126	4
Other revolving credit and installment	82	1	45	1
Total consumer	19,773	268	21,511	281
Total impaired loans (excluding PCI)	$24,516	321	25,244	348
Interest income:
Cash basis of accounting		$95		108
Other (1)		226		240
Total interest income		$321		348

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

At March 31, 2016, the loans in trial modification period were $143 million under HAMP, $32 million under 2MP and $205 million under proprietary programs, compared with $130 million, $32 million and $240 million at December 31, 2015, respectively. Trial modifications with a recorded investment of $129 million at March 31, 2016, and $136 million at December 31, 2015, were accruing loans and $251 million and $266 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.
Table 5.17 summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period. Loans that both modify and pay off within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

Table 5.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended March 31, 2016
Commercial:
Commercial and industrial	$42	78	632	752	106	1.89%	$78
Real estate mortgage	—	24	159	183	—	1.13	24
Real estate construction	—	—	44	44	—	—	—
Lease financing	—	—	4	4	—	—	—
Total commercial	42	102	839	983	106	1.71	102
Consumer:
Real estate 1-4 family first mortgage	96	65	450	611	13	2.81	119
Real estate 1-4 family junior lien mortgage	6	29	27	62	10	2.92	34
Credit card	—	44	—	44	—	11.94	44
Automobile	—	4	15	19	8	6.54	4
Other revolving credit and installment	—	8	3	11	1	6.10	8
Trial modifications (6)	—	—	15	15	—	—	—
Total consumer	102	150	510	762	32	4.94	209
Total	$144	252	1,349	1,745	138	3.88%	$311
Quarter ended March 31, 2015
Commercial:
Commercial and industrial	$—	10	224	234	2	0.76%	$10
Real estate mortgage	—	21	309	330	1	1.35	21
Real estate construction	11	1	44	56	—	0.17	1
Lease financing	—	—	—	—	—	—	—
Total commercial	11	32	577	620	3	1.14	32
Consumer:
Real estate 1-4 family first mortgage	104	83	516	703	15	2.46	165
Real estate 1-4 family junior lien mortgage	7	20	51	78	12	3.18	27
Credit card	—	45	—	45	—	11.29	44
Automobile	1	1	27	29	10	9.06	1
Other revolving credit and installment	—	5	2	7	—	5.82	5
Trial modifications (6)	—	—	(2)	(2)	—	—	—
Total consumer	112	154	594	860	37	4.27	242
Total	$123	186	1,171	1,480	40	3.90%	$274

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $348 million and $522 million, for quarters ended March 31, 2016 and 2015, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $19 million and $26 million for the quarters ended March 31, 2016 and 2015, respectively.

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

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.18 summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

Table 5.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended March 31,
(in millions)	2016	2015
Commercial:
Commercial and industrial	$25	8
Real estate mortgage	20	23
Real estate construction	2	1
Total commercial	47	32
Consumer:
Real estate 1-4 family first mortgage	31	52
Real estate 1-4 family junior lien mortgage	5	4
Credit card	13	13
Automobile	3	3
Other revolving credit and installment	1	1
Total consumer	53	73
Total	$100	105

Purchased Credit-Impaired Loans
Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008, at which time we acquired commercial and consumer loans with a carrying value of $18.7 billion and $40.1 billion, respectively. The unpaid principal balance on December 31, 2008 was $98.2 billion for the total of commercial and consumer PCI loans. Table 5.19 presents PCI loans net of any remaining purchase accounting adjustments. Commercial and industrial PCI loans at March 31, 2016, included $1.1 billion from the GE Capital acquisitions . Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.
Table 5.19: PCI Loans

(in millions)	Mar 31, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$1,153	78
Real estate mortgage	483	542
Real estate construction	88	92
Total commercial	1,724	712
Consumer:
Real estate 1-4 family first mortgage	18,534	19,190
Real estate 1-4 family junior lien mortgage	60	69
Total consumer	18,594	19,259
Total PCI loans (carrying value)	$20,318	19,971
Total PCI loans (unpaid principal balance)	$28,623	28,278

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

The change in the accretable yield related to PCI loans is presented in Table 5.20.

Table 5.20: Change in Accretable Yield

(in millions)
Balance, December 31, 2015	$16,301
Addition of accretable yield due to acquisitions	(1)
Accretion into interest income (1)	(339)
Accretion into noninterest income due to sales (2)	(9)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	34
Changes in expected cash flows that do not affect nonaccretable difference (3)	(8)
Balance, March 31, 2016	$15,978

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

(3)
Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

COMMERCIAL PCI CREDIT QUALITY INDICATORS  Table 5.21 provides a breakdown of commercial PCI loans by risk category.

Table 5.21: Commercial PCI Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
March 31, 2016
By risk category:
Pass	$136	259	69	464
Criticized	1,017	224	19	1,260
Total commercial PCI loans	$1,153	483	88	1,724
December 31, 2015
By risk category:
Pass	$35	298	68	401
Criticized	43	244	24	311
Total commercial PCI loans	$78	542	92	712

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.22 provides past due information for commercial PCI loans.

Table 5.22: Commercial PCI Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
March 31, 2016
By delinquency status:
Current-29 DPD and still accruing	$1,153	455	86	1,694
30-89 DPD and still accruing	—	12	—	12
90+ DPD and still accruing	—	16	2	18
Total commercial PCI loans	$1,153	483	88	1,724
December 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$78	510	90	678
30-89 DPD and still accruing	—	2	—	2
90+ DPD and still accruing	—	30	2	32
Total commercial PCI loans	$78	542	92	712
CONSUMER PCI CREDIT QUALITY INDICATORS  Our consumer PCI loans were aggregated into several pools of loans at acquisition. Below, we have provided credit quality indicators based on the unpaid principal balance (adjusted for write-downs) of the individual loans included in the pool, but we have not allocated the remaining purchase accounting adjustments, which were established at a pool level. Table 5.23 provides the delinquency status of consumer PCI loans.

Table 5.23: Consumer PCI Loans by Delinquency Status

	March 31, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$17,918	195	18,113	18,086	202	18,288
30-59 DPD and still accruing	1,454	7	1,461	1,686	7	1,693
60-89 DPD and still accruing	681	3	684	716	3	719
90-119 DPD and still accruing	260	2	262	293	2	295
120-179 DPD and still accruing	271	2	273	319	3	322
180+ DPD and still accruing	2,840	10	2,850	3,035	12	3,047
Total consumer PCI loans (adjusted unpaid principal balance)	$23,424	219	23,643	24,135	229	24,364
Total consumer PCI loans (carrying value)	$18,534	60	18,594	19,190	69	19,259

Table 5.24 provides FICO scores for consumer PCI loans.

Table 5.24: Consumer PCI Loans by FICO

	March 31, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$5,917	55	5,972	5,737	52	5,789
600-639	4,062	34	4,096	4,754	38	4,792
640-679	5,520	43	5,563	6,208	48	6,256
680-719	4,081	42	4,123	4,283	43	4,326
720-759	1,889	24	1,913	1,914	24	1,938
760-799	870	13	883	910	13	923
800+	235	2	237	241	3	244
No FICO available	850	6	856	88	8	96
Total consumer PCI loans (adjusted unpaid principal balance)	$23,424	219	23,643	24,135	229	24,364
Total consumer PCI loans (carrying value)	$18,534	60	18,594	19,190	69	19,259

Table 5.25 shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

Table 5.25: Consumer PCI Loans by LTV/CLTV

	March 31, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$5,669	32	5,701	5,437	32	5,469
60.01-80%	9,759	64	9,823	10,036	65	10,101
80.01-100%	5,894	77	5,971	6,299	80	6,379
100.01-120% (1)	1,623	32	1,655	1,779	36	1,815
> 120% (1)	474	13	487	579	15	594
No LTV/CLTV available	5	1	6	5	1	6
Total consumer PCI loans (adjusted unpaid principal balance)	$23,424	219	23,643	24,135	229	24,364
Total consumer PCI loans (carrying value)	$18,534	60	18,594	19,190	69	19,259

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets
Table 6.1 presents the components of other assets.
Table 6.1: Other Assets

(in millions)	Mar 31, 2016	Dec 31, 2015
Nonmarketable equity investments:
Cost method:
Federal bank stock	$5,312	4,814
Private equity	1,491	1,626
Auction rate securities	566	595
Total cost method	7,369	7,035
Equity method:
LIHTC (1)	8,598	8,314
Private equity	3,489	3,300
Tax-advantaged renewable energy	1,630	1,625
New market tax credit and other	328	408
Total equity method	14,045	13,647
Fair value (2)	3,098	3,065
Total nonmarketable equity investments	24,512	23,747
Corporate/bank-owned life insurance	19,238	19,199
Accounts receivable (3)	35,458	26,251
Interest receivable	5,318	5,065
Core deposit intangibles	2,309	2,539
Customer relationship and other amortized intangibles	1,491	614
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (3)	386	446
Non-government insured/guaranteed	368	414
Non-residential real estate	525	565
Operating lease assets	10,265	3,782
Due from customers on acceptances	240	273
Other (4)	19,382	17,887
Total other assets	$119,492	100,782

(1)	Represents low income housing tax credit investments.

(2)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 (Fair Values of Assets and Liabilities) for additional information.

(3)
Certain government-guaranteed residential real estate mortgage loans upon foreclosure are included in Accounts receivable. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. For more information on ASU 2014-14 and the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 10-K.

(4)
Includes derivatives designated as hedging instruments, derivatives not designated as hedging instruments, and derivative loan commitments, which are carried at fair value. See Note 12 (Derivatives) for additional information.

Table 6.2 presents income (expense) related to nonmarketable equity investments.
Table 6.2: Nonmarketable Equity Investments

	Quarter ended March 31,
(in millions)	2016	2015
Net realized gains from nonmarketable equity investments	$185	351
All other	(186)	(148)
Total	$(1)	203
Low Income Housing Tax Credit Investments We invest in affordable housing projects that qualify for the low income housing tax credit (LIHTC), which is designed to promote private development of low income housing. These investments generate a return primarily through realization of federal tax credits.
Total LIHTC investments were $8.6 billion and $8.3 billion at March 31, 2016 and December 31, 2015, respectively. In first quarter 2016, we recognized pre-tax losses of $202 million related to our LIHTC investments, compared with $178 million in first quarter 2015. We also recognized total tax benefits of $307 million in first quarter 2016 and $276 million in first quarter 2015, which included tax credits of $230 million and $209 million for the same periods, respectively, recorded in income taxes. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $3.2 billion at March 31, 2016 and $3.0 billion at December 31, 2015. Predominantly all of this liability is expected to be paid over the next three years. This liability is included in long-term debt.

Note 7: Securitizations and Variable Interest Entities
Involvement with SPEs
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with SPEs, which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For further description of our involvement with SPEs, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2015 Form 10-K.

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
Table 7.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.

Table 7.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
March 31, 2016
Cash	$—	288		—	288
Trading assets	1,269	152		203	1,624
Investment securities (1)	11,512	372		1,506	13,390
Loans	8,851	13,865		4,619	27,335
Mortgage servicing rights	11,547	—		—	11,547
Other assets	9,194	518		16	9,728
Total assets	42,373	15,195		6,344	63,912
Short-term borrowings	—	—		1,458	1,458
Accrued expenses and other liabilities	588	146	(2)	1	735
Long-term debt	3,151	4,731	(2)	4,569	12,451
Total liabilities	3,739	4,877		6,028	14,644
Noncontrolling interests	—	202		—	202
Net assets	$38,634	10,116		316	49,066
December 31, 2015
Cash	$—	157		—	157
Trading assets	1,340	1		203	1,544
Investment securities (1)	12,388	425		2,171	14,984
Loans	9,661	4,811		4,887	19,359
Mortgage servicing rights	12,518	—		—	12,518
Other assets	8,938	242		26	9,206
Total assets	44,845	5,636		7,287	57,768
Short-term borrowings	—	—		1,799	1,799
Accrued expenses and other liabilities	629	57	(2)	1	687
Long-term debt	3,021	1,301	(2)	4,844	9,166
Total liabilities	3,650	1,358		6,644	11,652
Noncontrolling interests	—	93		—	93
Net assets	$41,195	4,185		643	46,023

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

Transactions with Unconsolidated VIEs
Our transactions with unconsolidated VIEs include securitizations of residential mortgage loans, CRE loans, student loans, auto loans and leases, certain dealer floorplan loans; investment and financing activities involving collateralized debt obligations (CDOs) backed by asset-backed and CRE securities, tax credit structures, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including servicing, holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. Involvements with these unconsolidated VIEs are recorded on our balance sheet primarily in trading assets, investment securities, loans, MSRs, other assets, other liabilities, and long-term debt, as appropriate.
Table 7.2 provides a summary of unconsolidated VIEs with which we have significant continuing involvement, but we are not the primary beneficiary. We do not consider our continuing

Note 7: Securitizations and Variable Interest Entities (continued)

involvement in an unconsolidated VIE to be significant when it relates to third-party sponsored VIEs for which we were not the transferor (unless we are servicer and have other significant forms of involvement) or if we were the sponsor only or sponsor and servicer but do not have any other forms of significant involvement.
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

Table 7.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
March 31, 2016
Residential mortgage loan securitizations:
Conforming (2)	$1,182,723	2,185	10,633	—	(365)	12,453
Other/nonconforming	23,701	1,184	127	—	(2)	1,309
Commercial mortgage securitizations	182,780	5,890	787	294	(32)	6,939
Collateralized debt obligations:
Debt securities	2,893	—	—	76	(39)	37
Loans (3)	2,764	2,656	—	—	—	2,656
Asset-based finance structures	12,265	8,428	—	(62)	—	8,366
Tax credit structures	26,638	9,396	—	—	(3,164)	6,232
Collateralized loan obligations	680	162	—	—	—	162
Investment funds	206	48	—	—	—	48
Other (4)	12,275	484	—	(52)	—	432
Total	$1,446,925	30,433	11,547	256	(3,602)	38,634
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,185	10,633	—	1,484	14,302
Other/nonconforming		1,184	127	—	2	1,313
Commercial mortgage securitizations		5,890	787	294	8,548	15,519
Collateralized debt obligations:
Debt securities		—	—	77	39	116
Loans (3)		2,656	—	—	—	2,656
Asset-based finance structures		8,428	—	72	444	8,944
Tax credit structures		9,396	—	—	973	10,369
Collateralized loan obligations		162	—	—	—	162
Investment funds		48	—	—	—	48
Other (4)		484	—	125	—	609
Total		$30,433	11,547	568	11,490	54,038

(continued on following page)

(continued from previous page)

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
December 31, 2015
Residential mortgage loan securitizations:
Conforming (2)	$1,199,225	2,458	11,665	—	(386)	13,737
Other/nonconforming	24,809	1,228	141	—	(1)	1,368
Commercial mortgage securitizations	184,959	6,323	712	203	(26)	7,212
Collateralized debt obligations:
Debt securities	3,247	—	—	64	(57)	7
Loans (3)	3,314	3,207	—	—	—	3,207
Asset-based finance structures	13,063	8,956	—	(66)	—	8,890
Tax credit structures	26,099	9,094	—	—	(3,047)	6,047
Collateralized loan obligations	898	213	—	—	—	213
Investment funds	1,131	47	—	—	—	47
Other (4)	12,690	511	—	(44)	—	467
Total	$1,469,435	32,037	12,518	157	(3,517)	41,195
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,458	11,665	—	1,452	15,575
Other/nonconforming		1,228	141	—	1	1,370
Commercial mortgage securitizations		6,323	712	203	7,152	14,390
Collateralized debt obligations:
Debt securities		—	—	64	57	121
Loans (3)		3,207	—	—	—	3,207
Asset-based finance structures		8,956	—	76	444	9,476
Tax credit structures		9,094	—	—	866	9,960
Collateralized loan obligations		213	—	—	—	213
Investment funds		47	—	—	—	47
Other (4)		511	—	117	150	778
Total		$32,037	12,518	460	10,122	55,137

(1)
Includes total equity interests of $9.2 billion and $8.9 billion at March 31, 2016, and December 31, 2015, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $938 million and $1.3 billion at March 31, 2016, and December 31, 2015, respectively, for certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)
Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest primarily in senior tranches from a diversified pool of primarily U.S. asset securitizations, of which all are current and 71% and 70% were rated as investment grade by the primary rating agencies at March 31, 2016, and December 31, 2015, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

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
For complete descriptions of our types of transactions with unconsolidated VIEs with which we have a significant continuing involvement, but we are not the primary beneficiary, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2015 Form 10-K.

INVESTMENT FUNDS In first quarter 2016, we adopted ASU 2015-02 (Amendments to the Consolidation Analysis) which changed the consolidation analysis for certain investment funds. We do not consolidate these investment funds because we do not hold variable interests that are considered significant to the funds.
We voluntarily waived a portion of our management fees for certain money market funds that are exempt from the consolidation analysis to ensure the funds maintained a minimum level of daily net investment income. The amount of fees waived was $30 million and $56 million in first quarter 2016 and 2015, respectively.

OTHER TRANSACTIONS WITH VIEs  Other VIEs include certain entities that issue auction rate securities (ARS) which are debt instruments with long-term maturities, that re-price more frequently, and preferred equities with no maturity. At March 31, 2016, we held $473 million of ARS issued by VIEs compared with $502 million at December 31, 2015. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at March 31, 2016, and December 31, 2015, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.2 billion, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

Loan Sales and Securitization Activity
We periodically transfer consumer and CRE loans and other types of financial assets in securitization and whole loan sale transactions. We typically retain the servicing rights from these sales and may continue to hold other beneficial interests in the transferred financial assets. We may also provide liquidity to investors in the beneficial interests and credit enhancements in the form of standby letters of credit. Through these transfers we may be exposed to liability under limited amounts of recourse as well as standard representations and warranties we make to purchasers and issuers. Table 7.3 presents the cash flows for our transfers accounted for as sales.

Table 7.3: Cash Flows From Sales and Securitization Activity

	2016		2015
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended March 31,
Proceeds from securitizations and whole loan sales	$45,016	50	41,909	21
Fees from servicing rights retained	881	—	935	2
Cash flows from other interests held (1)	407	1	266	12
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	3	—	6	—
Agency securitizations (3)	47	—	62	—
Servicing advances, net of repayments	(68)	—	(100)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)	Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. First quarter 2016 and 2015 exclude $2.9 billion and $3.3 billion, respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools. These loans are predominantly insured by the FHA or guaranteed by the VA.

In first quarter 2016 and 2015, we recognized net gains of $195 million and $111 million, respectively, from transfers accounted for as sales of financial assets. These net gains primarily relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during first quarter 2016 and 2015 primarily related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During first quarter 2016 and 2015, we transferred $37.3 billion and $39.5 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in first quarter 2016, we recorded a $315 million servicing asset, measured at fair value using a Level 3 measurement technique, securities of $832 million, classified as Level 2, and a $7 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In first quarter 2015, we recorded a $308 million servicing asset, securities of $517 million, and a $10 million liability.

Table 7.4 presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.
Table 7.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2016	2015
Quarter ended March 31,
Prepayment speed (1)	13.0%	13.0
Discount rate	6.8	7.5
Cost to service ($ per loan) (2)	$146	237

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
During first quarter 2016 and 2015, we transferred $8.1 billion and $3.2 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales. These transfers resulted in gains of $135 million and $77 million for the same periods, respectively, because the loans were carried at lower of cost or market value (LOCOM). In connection with these transfers, in first quarter 2016, we recorded a servicing asset of $97 million, initially measured at fair value using a Level 3 measurement technique, and securities of $86 million, classified as Level 2. In first quarter 2015, we recorded a servicing asset of $50 million.

Note 7: Securitizations and Variable Interest Entities (continued)

Retained Interests from Unconsolidated VIEs
Table 7.5 provides key economic assumptions and the sensitivity of the current fair value of residential mortgage servicing rights and other interests held to immediate adverse changes in those assumptions. “Other interests held” relate predominantly to residential and commercial mortgage loan securitizations. Residential mortgage-backed securities retained in securitizations issued through GSEs, such as FNMA, FHLMC and GNMA, are excluded from the table because these securities have a remote risk of credit loss due to the GSE guarantee. These securities also have economic characteristics similar to GSE mortgage-backed securities that we purchase, which are not included in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.

Table 7.5: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Consumer	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Subordinated bonds	Senior bonds
Fair value of interests held at March 31, 2016	$11,333	32	1	337	778
Expected weighted-average life (in years)	5.6	3.5	10.2	1.5	6.0
Key economic assumptions:
Prepayment speed assumption (3)	12.6%	19.5	16.5
Decrease in fair value from:
10% adverse change	$604	1	—
25% adverse change	1,429	3	—
Discount rate assumption	6.9%	13.6	10.0	6.5	2.7
Decrease in fair value from:
100 basis point increase	$539	1	—	5	39
200 basis point increase	1,029	1	—	9	76
Cost to service assumption ($ per loan)	164
Decrease in fair value from:
10% adverse change	537
25% adverse change	1,343
Credit loss assumption			2.0%	2.6	—
Decrease in fair value from:
10% higher losses			$—	—	—
25% higher losses			—	3	—
Fair value of interests held at December 31, 2015	$12,415	34	1	342	673
Expected weighted-average life (in years)	6.0	3.6	11.6	1.9	5.8
Key economic assumptions:
Prepayment speed assumption (3)	11.4%	19.0	15.1
Decrease in fair value from:
10% adverse change	$616	1	—
25% adverse change	1,463	3	—
Discount rate assumption	7.3%	13.8	10.5	5.3	3.0
Decrease in fair value from:
100 basis point increase	$605	1	—	6	33
200 basis point increase	1,154	1	—	11	63
Cost to service assumption ($ per loan)	168
Decrease in fair value from:
10% adverse change	567
25% adverse change	1,417
Credit loss assumption			1.1%	2.8	—
Decrease in fair value from:
10% higher losses			$—	—	—
25% higher losses			—	2	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.7 billion at both March 31, 2016, and December 31, 2015. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates most significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at March 31, 2016, and December 31, 2015, results in a decrease in fair value of $145 million and $150 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.
We also have a loan to an unconsolidated third party VIE that we extended in fourth quarter 2014 in conjunction with our sale of government guaranteed student loans. The loan is carried at amortized cost and approximates fair value at March 31, 2016, and December 31, 2015. The carrying amount of the loan at March 31, 2016, and December 31, 2015, was $4.7 billion and $4.9 billion, respectively. The estimated fair value of the loan is considered a Level 3 measurement that is determined using discounted cash flows that are based on changes in the discount rate due to changes in the risk premium component (credit spreads). The primary economic assumption impacting the fair value of our loan is the discount rate. Changes in the credit loss assumption are not expected to affect the estimated fair value of the loan due to the government guarantee of the underlying collateral. The sensitivity of the current fair value to an immediate adverse increase of 200 basis points in the risk premium component of the discount rate assumption is a decrease in fair value of $119 million and $82 million at March 31, 2016, and December 31, 2015, respectively.
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

Off-Balance Sheet Loans
Table 7.6 presents information about the principal balances of off-balance sheet loans that were sold or securitized, including residential mortgage loans sold to FNMA, FHLMC, GNMA and other investors, for which we have some form of continuing involvement (primarily servicer). Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. For loans sold or securitized where servicing is our only form of continuing involvement, we would only experience a loss if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts.

Table 7.6: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended Mar 31,
(in millions)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	2016	2015
Commercial:
Real estate mortgage	$113,069	110,815	2,730	6,670	83	52
Total commercial	113,069	110,815	2,730	6,670	83	52
Consumer:
Real estate 1-4 family first mortgage	1,216,440	1,235,662	19,725	20,904	287	205
Total consumer	1,216,440	1,235,662	19,725	20,904	287	205
Total off-balance sheet sold or securitized loans (2)	$1,329,509	1,346,477	22,455	27,574	370	257

(1)	Includes $1.9 billion and $5.0 billion of commercial foreclosed assets and $2.1 billion and $2.2 billion of consumer foreclosed assets at March 31, 2016, and December 31, 2015, respectively.

(2)
At March 31, 2016, and December 31, 2015, the table includes total loans of $1.2 trillion at both dates, delinquent loans of $10.9 billion and $12.1 billion, and foreclosed assets of $1.6 billion and $1.7 billion, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

Note 7: Securitizations and Variable Interest Entities (continued)

Transactions with Consolidated VIEs and Secured Borrowings
Table 7.7 presents a summary of financial assets and liabilities for asset transfers accounted for as secured borrowings and involvements with consolidated VIEs. “Assets” are presented using GAAP measurement methods, which may include fair value, credit impairment or other adjustments, and therefore in some instances will differ from “Total VIE assets.” For VIEs that obtain exposure synthetically through derivative instruments, the remaining notional amount of the derivative is included in “Total VIE assets.” On the consolidated balance sheet, we separately disclose the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs.

Table 7.7: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
March 31, 2016
Secured borrowings:
Municipal tender option bond securitizations	$2,206	1,725	(1,459)	—	266
Residential mortgage securitizations	4,473	4,619	(4,569)	—	50
Total secured borrowings	6,679	6,344	(6,028)	—	316
Consolidated VIEs:
Commercial and industrial loans and leases	9,532	9,532	(3,502)	(11)	6,019
Nonconforming residential mortgage loan securitizations	3,936	3,500	(1,186)	—	2,314
Commercial real estate loans	1,195	1,195	—	—	1,195
Structured asset finance	49	18	(15)	—	3
Investment funds (1)	679	679	(73)	(115)	491
Other	283	271	(101)	(76)	94
Total consolidated VIEs	15,674	15,195	(4,877)	(202)	10,116
Total secured borrowings and consolidated VIEs	$22,353	21,539	(10,905)	(202)	10,432
December 31, 2015
Secured borrowings:
Municipal tender option bond securitizations	$2,818	2,400	(1,800)	—	600
Residential mortgage securitizations	4,738	4,887	(4,844)	—	43
Total secured borrowings	7,556	7,287	(6,644)	—	643
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	4,134	3,654	(1,239)	—	2,415
Commercial real estate loans	1,185	1,185	—	—	1,185
Structured asset finance	54	20	(18)	—	2
Investment funds	482	482	—	—	482
Other	305	295	(101)	(93)	101
Total consolidated VIEs	6,160	5,636	(1,358)	(93)	4,185
Total secured borrowings and consolidated VIEs	$13,716	12,923	(8,002)	(93)	4,828

(1)
Includes investment funds with total VIE assets of $265 million that were considered consolidated VIEs effective January 1, 2016, pursuant to our adoption of ASU 2015-02 (Amendments to the Consolidation Analysis).

COMMERCIAL AND INDUSTRIAL LOANS AND LEASES In conjunction with the GE Capital transactions, on March 1, 2016, we acquired certain consolidated SPE entities. The most significant of these SPEs is a revolving master trust entity that purchases dealer floorplan loans and issues senior and subordinated notes. The senior notes are held by third parties and the subordinated notes and residual equity interests are held by us. At March 31, 2016, total assets held by the master trust were $7.9 billion and the outstanding senior notes were $3.2 billion. The other SPEs acquired include securitization term trust entities, which purchase vendor finance lease and loan assets and issue notes to investors, and a SPE that engages in leasing activities to specific vendors. At March 31, 2016, total assets held by these SPEs were $1.6 billion, with outstanding debt of $261 million. We are the primary beneficiary of these acquired SPEs due to our ability to direct the most significant activities of the SPEs, primarily through our role as servicer, and because we hold variable interests that are considered significant.

INVESTMENT FUNDS Our adoption of ASU 2015-02 (Amendments to the Consolidation Analysis) changed the consolidation analysis for certain investment funds. We consolidate certain investment funds because we have both the power to manage fund assets and hold variable interests that are considered significant.

OTHER CONSOLIDATED VIE STRUCTURES In addition to the structure types included in the previous table, at both March 31, 2016, and December 31, 2015, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At March 31, 2016, we pledged approximately $505 million in loans (principal and interest eligible to be capitalized) and $5.9 billion in available-for-sale securities to collateralize the VIE’s borrowings, compared with $529 million and $5.9 billion, respectively, at December 31, 2015. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.
For complete descriptions of our accounting for transfers accounted for as secured borrowings and involvements with consolidated VIEs, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2015 Form 10-K.

Note 8: Mortgage Banking Activities

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations, sale activity and servicing.

We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. Table 8.1 presents the changes in MSRs measured using the fair value method.

Table 8.1: Analysis of Changes in Fair Value MSRs

	Quarter ended March 31,
(in millions)	2016	2015
Fair value, beginning of period	$12,415	12,738
Servicing from securitizations or asset transfers (1)	366	308
Sales and other (2)	—	(1)
Net additions	366	307
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	(1,084)	(572)
Servicing and foreclosure costs (4)	27	(18)
Prepayment estimates and other (5)	100	(183)
Net changes in valuation model inputs or assumptions	(957)	(773)
Other changes in fair value (6)	(491)	(533)
Total changes in fair value	(1,448)	(1,306)
Fair value, end of period	$11,333	11,739

(1)	Includes impacts associated with exercising our right to repurchase delinquent loans from GNMA loan securitization pools.

(2)	Includes sales and transfers of MSRs.

(3)	Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

(4)	Includes costs to service and unreimbursed foreclosure costs.

(5)
Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior and other external factors that occur independent of interest rate changes.

(6)	Represents changes due to collection/realization of expected cash flows over time.

Table 8.2 presents the changes in amortized MSRs.

Table 8.2: Analysis of Changes in Amortized MSRs

	Quarter ended March 31,
(in millions)	2016	2015
Balance, beginning of period	$1,308	1,242
Purchases	21	22
Servicing from securitizations or asset transfers	97	50
Amortization	(67)	(62)
Balance, end of period (1)	$1,359	1,252
Fair value of amortized MSRs:
Beginning of period	$1,680	1,637
End of period	1,725	1,522

(1)
Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs.

Note 8: Mortgage Banking Activities (continued)

We present the components of our managed servicing portfolio in Table 8.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

Table 8.3: Managed Servicing Portfolio

(in billions)	Mar 31, 2016	Dec 31, 2015
Residential mortgage servicing:
Serviced for others	$1,280	1,300
Owned loans serviced	342	345
Subserviced for others	4	4
Total residential servicing	1,626	1,649
Commercial mortgage servicing:
Serviced for others	485	478
Owned loans serviced	125	122
Subserviced for others	8	7
Total commercial servicing	618	607
Total managed servicing portfolio	$2,244	2,256
Total serviced for others	$1,765	1,778
Ratio of MSRs to related loans serviced for others	0.72%	0.77

Table 8.4 presents the components of mortgage banking noninterest income.

Table 8.4: Mortgage Banking Noninterest Income

		Quarter ended March 31,
(in millions)		2016	2015
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$954	1,020
Late charges		48	53
Ancillary fees		61	71
Unreimbursed direct servicing costs (1)		(153)	(134)
Net servicing fees		910	1,010
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	(957)	(773)
Other changes in fair value (3)		(491)	(533)
Total changes in fair value of MSRs carried at fair value		(1,448)	(1,306)
Amortization		(67)	(62)
Net derivative gains from economic hedges (4)	(B)	1,455	881
Total servicing income, net		850	523
Net gains on mortgage loan origination/sales activities		748	1,024
Total mortgage banking noninterest income		$1,598	1,547
Market-related valuation changes to MSRs, net of hedge results (2)(4)	(A)+(B)	$498	108

(1)	Primarily associated with foreclosure expenses and unreimbursed interest advances to investors.

(2)	Refer to the changes in fair value of MSRs table in this Note for more detail.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 12 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

Table 8.5 summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities in “Mortgage banking” in our consolidated income statement.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $274 million at March 31, 2016, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

Table 8.5: Analysis of Changes in Liability for Mortgage Loan Repurchase Losses

	Quarter ended March 31,
(in millions)	2016	2015
Balance, beginning of period	$378	615
Provision for repurchase losses:
Loan sales	7	10
Change in estimate (1)	(19)	(26)
Net reductions	(12)	(16)
Losses	(11)	(13)
Balance, end of period	$355	586

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Note 9: Intangible Assets
Table 9.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 9.1: Intangible Assets

	March 31, 2016			December 31, 2015
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$3,346	(1,987)	1,359	3,228	(1,920)	1,308
Core deposit intangibles	12,834	(10,525)	2,309	12,834	(10,295)	2,539
Customer relationship and other intangibles	4,107	(2,616)	1,491	3,163	(2,549)	614
Total amortized intangible assets	$20,287	(15,128)	5,159	19,225	(14,764)	4,461
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$11,333			12,415
Goodwill	27,003			25,529
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

Table 9.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2016. Future amortization expense may vary from these projections.

Table 9.2: Amortization Expense for Intangible Assets

(in millions)		Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles	Total
Three months ended March 31, 2016	(actual)	$67	230	67	364
Estimate for the remainder of 2016		$200	689	258	1,147
Estimate for year ended December 31,
2017		223	851	349	1,423
2018		180	769	330	1,279
2019		160	—	134	294
2020		146	—	108	254
2021		123	—	97	220

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
Table 9.3 shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

Table 9.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2014 and March 31, 2015	$16,870	7,633	1,202	25,705
December 31, 2015	$16,849	7,475	1,205	25,529
Reduction in goodwill related to divested businesses and other	—	(58)	—	(58)
Goodwill from business combinations	—	1,532	—	1,532
March 31, 2016	$16,849	8,949	1,205	27,003

Note 10: Guarantees, Pledged Assets and Collateral
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, written put options, recourse obligations, and other types of arrangements. For complete descriptions of our guarantees, see Note 14 (Guarantees, Pledged Assets and Collateral) to Financial Statements in our 2015 Form 10-K. Table 10.1 shows carrying value, maximum exposure to loss on our guarantees and the related non-investment grade amounts.

Table 10.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
March 31, 2016
Standby letters of credit (1)	$40	16,911	8,129	3,782	2,249	31,071	9,343
Securities lending and other indemnifications (2)	—	—	—	—	1,160	1,160	—
Written put options (3)	140	8,964	7,054	4,356	1,499	21,873	11,376
Loans and MHFS sold with recourse (4)	67	108	709	703	7,876	9,396	6,210
Factoring guarantees (5)	—	771	—	—	—	771	771
Other guarantees	9	37	23	18	2,515	2,593	37
Total guarantees	$256	26,791	15,915	8,859	15,299	66,864	27,737
December 31, 2015
Standby letters of credit (1)	$38	16,360	9,618	4,116	642	30,736	8,981
Securities lending and other indemnifications (2)	—	—	—	—	1,841	1,841	—
Written put options (3)	371	7,387	6,463	4,505	1,440	19,795	9,583
Loans and MHFS sold with recourse (4)	62	112	723	690	6,434	7,959	4,864
Factoring guarantees (5)	—	1,598	—	—	—	1,598	1,598
Other guarantees	28	62	17	17	2,482	2,578	53
Total guarantees	$499	25,519	16,821	9,328	12,839	64,507	25,079

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $11.6 billion and $11.8 billion at March 31, 2016, and December 31, 2015, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $208 million and $352 million with related collateral of $952 million and $1.5 billion at March 31, 2016, and December 31, 2015, respectively. Estimated maximum exposure to loss was $1.2 billion and $1.8 billion as of the same periods, respectively.

(3)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives).

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $1 million of loans associated with these agreements in both first quarter 2016 and 2015.

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

Note 10: Guarantees, Pledge Assets and Collateral (continued)

Pledged Assets
As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), securities lending arrangements, and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. Table 10.2 provides the total carrying amount of pledged assets by asset type. The table excludes pledged consolidated VIE assets of $15.2 billion and $5.6 billion at March 31, 2016, and December 31, 2015, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $6.3 billion and $7.3 billion in assets pledged in transactions accounted for as secured borrowings at March 31, 2016, and December 31, 2015, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.

Table 10.2: Pledged Assets

(in millions)	Mar 31, 2016	Dec 31, 2015
Trading assets and other (1)	$87,524	73,396
Investment securities (2)	91,213	113,912
Mortgages held for sale and Loans (3)	484,187	453,058
Total pledged assets	$662,924	640,366

(1)
Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $87.0 billion and $73.0 billion at March 31, 2016, and December 31, 2015, respectively, under agreements that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $5.5 billion and $6.5 billion (fair value of $5.5 billion and $6.5 billion) in collateral for repurchase agreements at March 31, 2016, and December 31, 2015, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $12.9 billion and $13.0 billion in collateral pledged under repurchase agreements at March 31, 2016, and December 31, 2015, respectively, that permit the secured parties to sell or repledge the collateral. Substantially all other pledged securities are pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgages held for sale of $9.9 billion and $8.7 billion at March 31, 2016, and December 31, 2015, respectively. Balance consists of mortgages held for sale and loans that are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $938 million and $1.3 billion at March 31, 2016, and December 31, 2015, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase primarily from GNMA loan securitizations. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

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

OFFSETTING OF RESALE AND REPURCHASE AGREEMENTS AND SECURITIES BORROWING AND LENDING AGREEMENTS Table 10.3 presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). We account for transactions subject to these agreements as collateralized financings, and those with a single counterparty are presented net on our balance sheet, provided certain criteria are met that permit balance sheet netting. Most transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.
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
In addition to the amounts included in Table 10.3, we also have balance sheet netting related to derivatives that is disclosed in Note 12 (Derivatives).

Table 10.3: Offsetting – Resale and Repurchase Agreements

(in millions)	Mar 31, 2016	Dec 31, 2015
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$82,400	74,935
Gross amounts offset in consolidated balance sheet (1)	(11,653)	(9,158)
Net amounts in consolidated balance sheet (2)	70,747	65,777
Collateral not recognized in consolidated balance sheet (3)	(69,933)	(65,035)
Net amount (4)	$814	742
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$104,066	91,278
Gross amounts offset in consolidated balance sheet (1)	(11,653)	(9,158)
Net amounts in consolidated balance sheet (6)	92,413	82,120
Collateral pledged but not netted in consolidated balance sheet (7)	(92,044)	(81,772)
Net amount (8)	$369	348

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.

(2)
At March 31, 2016, and December 31, 2015, includes $49.6 billion and $45.7 billion, respectively, classified on our consolidated balance sheet in federal funds sold, securities purchased under resale agreements and other short-term investments and $21.1 billion and $20.1 billion, respectively, in loans.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At March 31, 2016, and December 31, 2015, we have received total collateral with a fair value of $93.3 billion and $84.9 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $57.8 billion at March 31, 2016, and $51.1 billion at December 31, 2015.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the "Repurchase and Securities Lending Agreements" section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At March 31, 2016, and December 31, 2015, we have pledged total collateral with a fair value of $105.9 billion and $92.9 billion, respectively, of which, the counterparty does not have the right to sell or repledge $6.0 billion as of March 31, 2016 and $6.9 billion as of December 31, 2015.

(8)	Represents the amount of our obligation that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

Note 10: Guarantees, Pledge Assets and Collateral (continued)

REPURCHASE AND SECURITIES LENDING AGREEMENTS Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction's maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks by the fact that the majority of our securities financing activities involve highly liquid securities, we underwrite and monitor the financial strength of our counterparties, we monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and we monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 10.4 provides the underlying collateral types of our gross obligations under repurchase and securities lending agreements.

Table 10.4: Underlying Collateral Types of Gross Obligations

	Mar 31, 2016	Dec 31, 2015
(in millions)	Total Gross Obligation
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$41,678	32,254
Securities of U.S. States and political subdivisions	133	7
Federal agency mortgage-backed securities	41,530	37,033
Non-agency mortgage-backed securities	1,531	1,680
Corporate debt securities	5,072	4,674
Asset-backed securities	2,399	2,275
Equity securities	833	2,457
Other	884	1,162
Total repurchases	94,060	81,542
Securities lending:
Securities of U.S. Treasury and federal agencies	199	61
Federal agency mortgage-backed securities	69	76
Corporate debt securities	879	899
Equity securities (1)	8,859	8,700
Total securities lending	10,006	9,736
Total repurchases and securities lending	$104,066	91,278

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

Table 10.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.

Table 10.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/Continuous	Up to 30 days	30-90 days	>90 days	Total Gross Obligation
March 31, 2016
Repurchase agreements	$67,831	17,622	7,507	1,100	94,060
Securities lending	8,001	158	1,847	—	10,006
Total repurchases and securities lending (1)	$75,832	17,780	9,354	1,100	104,066
December 31, 2015
Repurchase agreements	$58,021	19,561	2,935	1,025	81,542
Securities lending	7,845	362	1,529	—	9,736
Total repurchases and securities lending (1)	$65,866	19,923	4,464	1,025	91,278

(1)
Repurchase and securities lending transactions are largely conducted under enforceable master lending agreements that allow either party to terminate the transaction on demand. These transactions have been reported as continuous obligations unless the MRA or MSLA has been modified with an overriding agreement that specifies an alternative termination date.

Note 11: Legal Actions
The following supplements our discussion of certain matters previously reported in Note 15 (Legal Actions) to Financial Statements in our 2015 Form 10-K for events occurring during first quarter 2016.

FHA INSURANCE LITIGATION On October 9, 2012, the United States filed a complaint, captioned United States of America v. Wells Fargo Bank, N.A., in the U.S. District Court for the Southern District of New York. The complaint makes claims with respect to Wells Fargo's Federal Housing Administration (FHA) lending program for the period 2001 to 2010. The complaint alleges, among other allegations, that Wells Fargo improperly certified certain FHA mortgage loans for United States Department of Housing and Urban Development (HUD) insurance that did not qualify for the program, and therefore Wells Fargo should not have received insurance proceeds from HUD when some of the loans later defaulted. The complaint further alleges Wells Fargo knew some of the mortgages did not qualify for insurance and did not disclose the deficiencies to HUD before making insurance claims. On February 1, 2016, Wells Fargo reached an agreement in principle with the United States Department of Justice, the United States Attorney’s Office for the Southern District of New York, the United States Attorney’s Office for the Northern District of California, and HUD (collectively, the Federal Government) to pay $1.2 billion to resolve the complaint’s allegations, as well as other potential civil claims relating to Wells Fargo’s FHA lending activities for other periods. The parties arrived at a final settlement which was entered by the court on April 8, 2016.

ORDER OF POSTING LITIGATION A series of putative class actions have been filed against Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as well as many other banks, challenging the "high to low" order in which the banks post debit card transactions to consumer deposit accounts. There are currently several such cases pending against Wells Fargo Bank (including the Wachovia Bank cases to which Wells Fargo succeeded), most of which have been consolidated in multi- district litigation proceedings (the "MDL proceedings") in the U.S. District Court for the Southern District of Florida. The court in the MDL proceedings has certified a class of putative plaintiffs and Wells Fargo has moved to compel arbitration of the claims of unnamed class members.

On August 10, 2010, the U.S. District Court for the Northern District of California issued an order in Gutierrez v. Wells Fargo Bank, N.A., a case that was not consolidated in the MDL proceedings described above, enjoining the bank’s use of the high to low posting method for debit card transactions with respect to the plaintiff class of California depositors, directing the bank to establish a different posting methodology and ordering remediation of approximately $203 million. On October 26, 2010, a final judgment was entered in Gutierrez. Following appellate proceedings which reversed in part and affirmed in part the trial court's judgment, Wells Fargo filed a petition for writ of certiorari to the United States Supreme Court on April 10, 2015. The Supreme Court denied that petition on April 4, 2016.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was approximately $1.1 billion as of March 31, 2016. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 12: Derivatives (continued)

Note 12: Derivatives
We primarily use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation, trading, or other purposes. For more information on our derivative activities, see Note 16 (Derivatives) to Financial Statements in our 2015 Form 10-K.
Table 12.1 presents the total notional or contractual amounts and fair values for our derivatives. Derivative transactions can be measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which interest and other payments are determined. Derivatives designated as qualifying hedging instruments and economic hedges are recorded on the balance sheet at fair value in other assets or other liabilities. Customer accommodation, trading and other derivatives are recorded on the balance sheet at fair value in trading assets, other assets or other liabilities.

Table 12.1: Notional or Contractual Amounts and Fair Values of Derivatives

	March 31, 2016			December 31, 2015
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts (1)	$199,382	12,024	3,651	191,684	7,477	2,253
Foreign exchange contracts (1)	25,226	1,028	1,345	25,115	378	2,494
Total derivatives designated as qualifying hedging instruments		13,052	4,996		7,855	4,747
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	238,246	608	683	211,375	195	315
Equity contracts	7,553	491	247	7,427	531	47
Foreign exchange contracts	14,103	86	424	16,407	321	100
Subtotal		1,185	1,354		1,047	462
Customer accommodation, trading and
other derivatives:
Interest rate contracts	4,862,967	87,545	87,127	4,685,898	55,053	55,409
Commodity contracts	47,675	3,706	4,499	47,571	4,659	5,519
Equity contracts	145,580	6,623	5,512	139,956	7,068	4,761
Foreign exchange contracts	344,333	8,029	8,366	295,962	8,248	8,339
Credit contracts – protection sold	9,486	62	497	10,544	83	541
Credit contracts – protection purchased	19,721	514	79	18,018	567	88
Other contracts	964	—	77	1,041	—	58
Subtotal		106,479	106,157		75,678	74,715
Total derivatives not designated as hedging instruments		107,664	107,511		76,725	75,177
Total derivatives before netting		120,716	112,507		84,580	79,924
Netting (3)		(100,673)	(97,323)		(66,924)	(66,004)
Total		$20,043	15,184		17,656	13,920

(1)
Notional amounts presented exclude $1.9 billion of interest rate contracts at both March 31, 2016 and December 31, 2015, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at March 31, 2016, and December 31, 2015 excludes $8.1 billion and $7.8 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

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

Table 12.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $104.9 billion and $106.1 billion of gross derivative assets and liabilities, respectively, at March 31, 2016, and $69.9 billion and $74.0 billion, respectively, at December 31, 2015, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $15.8 billion and $6.4 billion, respectively, at March 31, 2016 and $14.6 billion and $5.9 billion, respectively, at December 31, 2015, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
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
The “Net amounts” column within Table 12.2 represents the aggregate of our net exposure to each counterparty after considering the balance sheet and Disclosure-only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty specific credit risk limits, using master netting arrangements and obtaining collateral. Derivative contracts executed in over-the-counter markets include bilateral contractual arrangements that are not cleared through a central clearing organization but are typically subject to master netting arrangements. The percentage of our bilateral derivative transactions outstanding at period end in such markets, based on gross fair value, is provided within the following table. Other derivative contracts executed in over-the-counter or exchange-traded markets are settled through a central clearing organization and are excluded from this percentage. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 10 (Guarantees, Pledged Assets and Collateral).

Note 12: Derivatives (continued)

Table 12.2: Gross Fair Value of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet (2)	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (3)	Net amounts	Percent exchanged in over-the-counter market (4)
March 31, 2016
Derivative assets
Interest rate contracts	$100,177	(90,552)	9,625	(1,101)	8,524	30%
Commodity contracts	3,706	(884)	2,822	(89)	2,733	39
Equity contracts	7,114	(2,232)	4,882	(525)	4,357	51
Foreign exchange contracts	9,143	(6,499)	2,644	(11)	2,633	95
Credit contracts – protection sold	62	(57)	5	—	5	94
Credit contracts – protection purchased	514	(449)	65	(5)	60	99
Total derivative assets	$120,716	(100,673)	20,043	(1,731)	18,312
Derivative liabilities
Interest rate contracts	$91,461	(85,287)	6,174	(4,204)	1,970	26%
Commodity contracts	4,499	(875)	3,624	(28)	3,596	83
Equity contracts	5,759	(2,438)	3,321	(403)	2,918	85
Foreign exchange contracts	10,135	(8,262)	1,873	(796)	1,077	100
Credit contracts – protection sold	497	(413)	84	(70)	14	99
Credit contracts – protection purchased	79	(48)	31	(5)	26	70
Other contracts	77	—	77	—	77	100
Total derivative liabilities	$112,507	(97,323)	15,184	(5,506)	9,678
December 31, 2015
Derivative assets
Interest rate contracts	$62,725	(56,612)	6,113	(749)	5,364	39%
Commodity contracts	4,659	(998)	3,661	(76)	3,585	35
Equity contracts	7,599	(2,625)	4,974	(471)	4,503	51
Foreign exchange contracts	8,947	(6,141)	2,806	(34)	2,772	98
Credit contracts – protection sold	83	(79)	4	—	4	76
Credit contracts – protection purchased	567	(469)	98	(2)	96	100
Total derivative assets	$84,580	(66,924)	17,656	(1,332)	16,324
Derivative liabilities
Interest rate contracts	$57,977	(53,259)	4,718	(3,543)	1,175	35%
Commodity contracts	5,519	(1,052)	4,467	(40)	4,427	84
Equity contracts	4,808	(2,241)	2,567	(154)	2,413	85
Foreign exchange contracts	10,933	(8,968)	1,965	(634)	1,331	100
Credit contracts – protection sold	541	(434)	107	(107)	—	100
Credit contracts – protection purchased	88	(50)	38	(6)	32	70
Other contracts	58	—	58	—	58	100
Total derivative liabilities	$79,924	(66,004)	13,920	(4,484)	9,436

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $433 million and $375 million related to derivative assets and $89 million and $81 million related to derivative liabilities at March 31, 2016 and December 31, 2015, respectively. Cash collateral totaled $7.8 billion and $4.8 billion, netted against derivative assets and liabilities, respectively, at March 31, 2016, and $5.3 billion and $4.7 billion, respectively, at December 31, 2015.

(2)
Net derivative assets of $10.5 billion and $12.4 billion are classified in Trading assets at March 31, 2016 and December 31, 2015, respectively. $9.5 billion and $5.3 billion are classified in Other assets in the consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.

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

Fair Value Hedges
We use derivatives to hedge against changes in fair value of certain financial instruments, including available-for-sale debt securities, mortgages held for sale, and long-term debt. For more information on fair value hedges, see Note 16 (Derivatives) to Financial Statements in our 2015 Form 10-K.
Table 12.3 shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships. The entire derivative gain or loss is included in the assessment of hedge effectiveness for all fair value hedge relationships, except for those involving foreign-currency denominated available-for-sale securities and long-term debt hedged with foreign currency forward derivatives for which the time value component of the derivative gain or loss related to the changes in the difference between the spot and forward price is excluded from the assessment of hedge effectiveness.

Table 12.3: Derivatives in Fair Value Hedging Relationships

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains (losses) on fair value hedges
(in millions)	Available- for-sale securities	Mortgages held for sale	Long-term debt	Available- for-sale securities	Long-term debt
Quarter ended March 31, 2016
Net interest income (expense) recognized on derivatives	$(181)	(2)	482	—	16	315
Gains (losses) recorded in noninterest income
Recognized on derivatives	(1,683)	(37)	3,103	(66)	1,618	2,935
Recognized on hedged item	1,691	33	(2,807)	59	(1,402)	(2,426)
Net recognized on fair value hedges (ineffective portion) (1)	$8	(4)	296	(7)	216	509
Quarter ended March 31, 2015
Net interest income (expense) recognized on derivatives	$(186)	(3)	472	1	61	345
Gains (losses) recorded in noninterest income
Recognized on derivatives	(666)	(13)	1,258	280	(1,887)	(1,028)
Recognized on hedged item	661	10	(1,150)	(269)	1,949	1,201
Net recognized on fair value hedges (ineffective portion) (1)	$(5)	(3)	108	11	62	173

(1)
Included $(4) million and $(1) million, respectively, for the quarters ended March 31, 2016 and 2015, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency available-for-sale securities and long-term debt that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges
We use derivatives to hedge certain financial instruments against future interest rate increases and to limit the variability of cash flows on certain financial instruments due to changes in the benchmark interest rate. For more information on cash flow hedges, see Note 16 (Derivatives) to Financial Statements in our 2015 Form 10-K.
Based upon current interest rates, we estimate that $912 million (pre tax) of deferred net gains on derivatives in OCI at March 31, 2016, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years.
Table 12.4 shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

Table 12.4: Derivatives in Cash Flow Hedging Relationships

	Quarter ended March 31,
(in millions)	2016	2015
Gains (losses) (pre tax) recognized in OCI on derivatives	1,999	952
Gains (pre tax) reclassified from cumulative OCI into net income (1)	256	234
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	1	1

(1)	See Note 17 (Other Comprehensive Income) for detail on components of net income.

(2)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

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
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains of $1.5 billion in first quarter 2016, and $881 million in first quarter 2015, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $340 million at March 31, 2016, and net liability of $3 million at December 31, 2015. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.
Interest rate lock commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $179 million and $56 million at March 31, 2016, and December 31, 2015, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other derivatives” in Table 12.1 in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2015 Form 10-K. Table 12.5 shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

Table 12.5: Derivatives Not Designated as Hedging Instruments

	Quarter ended March 31,
(in millions)	2016	2015
Net gains (losses) recognized on economic hedges derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (1)	865	647
Other (2)	(135)	(64)
Equity contracts (3)	83	(20)
Foreign exchange contracts (2)	(166)	648
Subtotal	647	1,211
Net gains (losses) recognized on customer accommodation, trading and other derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (4)	465	387
Other (5)	(450)	(93)
Commodity contracts (5)	53	31
Equity contracts (5)	20	189
Foreign exchange contracts (5)	222	110
Credit contracts (5)	(16)	(8)
Other (5)	(21)	(8)
Subtotal	273	608
Net gains recognized related to derivatives not designated as hedging instruments	920	1,819

(1)
Reflected in mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.

(2)	Included in other noninterest income.

(3)	Predominantly included in net gains (losses) from equity investments in noninterest income.

(4)	Reflected in mortgage banking noninterest income including gains (losses) on interest rate lock commitments.

(5)	Predominantly included in net gains from trading activities in noninterest income.

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
Table 12.6 provides details of sold and purchased credit derivatives.

Table 12.6: Sold and Purchased Credit Derivatives

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
March 31, 2016
Credit default swaps on:
Corporate bonds	$38	4,861	1,686	3,631	1,230	2,223	2016 - 2025
Structured products	247	543	416	375	168	122	2019 - 2047
Credit protection on:
Default swap index	—	825	183	651	174	1,504	2016 - 2021
Commercial mortgage-backed securities index	192	719	—	631	88	222	2047 - 2058
Asset-backed securities index	18	46	—	1	45	70	2045 - 2046
Other	2	2,492	2,492	—	2,492	10,291	2016 - 2025
Total credit derivatives	$497	9,486	4,777	5,289	4,197	14,432
December 31, 2015
Credit default swaps on:
Corporate bonds	$44	4,838	1,745	3,602	1,236	2,272	2016 - 2025
Structured products	275	598	463	395	203	142	2017 - 2047
Credit protection on:
Default swap index	—	1,727	370	1,717	10	960	2016 - 2020
Commercial mortgage-backed securities index	203	822	—	766	56	316	2047 - 2057
Asset-backed securities index	18	47	—	1	46	71	2045 - 2046
Other	1	2,512	2,512	—	2,512	7,776	2016 - 2025
Total credit derivatives	$541	10,544	5,090	6,481	4,063	11,537

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

Note 12: Derivatives (continued)

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $13.7 billion at March 31, 2016, and $12.3 billion at December 31, 2015, for which we posted $10.0 billion and $8.8 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on March 31, 2016, or December 31, 2015, we would have been required to post additional collateral of $3.7 billion or $3.6 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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

Note 13: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis are presented in Table 13.2 in this Note. From time to time, we may be required to measure at fair value other assets on a nonrecurring basis, such as certain residential and commercial MHFS, certain LHFS, loans held for investment, nonmarketable equity investments and certain other assets. These nonrecurring fair value adjustments typically involve application of LOCOM accounting or write-downs of individual assets.
See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments that are not recorded at fair value, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2015 Form 10-K.

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

•
Level 3 – Valuation is generated from techniques that use significant assumptions that are not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

In accordance with new accounting guidance that we adopted effective January 1, 2016, we do not classify certain investments in the fair value hierarchy if we use the net asset value (NAV) per share (or its equivalent) as a practical expedient to measure fair value. This guidance was required to be applied retrospectively. Accordingly, certain prior period fair value disclosures have been revised to conform with current period presentation. Marketable equity investments with published NAVs continue to be classified in the fair value hierarchy.
Fair Value Measurements from Vendors
For certain assets and liabilities, we obtain fair value measurements from vendors, which predominantly consist of third party pricing services, and record the unadjusted fair value in our financial statements. For additional information, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2015 Form 10-K. Table 13.1. presents unadjusted fair value measurements provided by brokers or third-party pricing services by fair value hierarchy level. Fair value measurements obtained from brokers or third-party pricing services that we have adjusted to determine the fair value recorded in our financial statements are excluded from Table 13.1.

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.1: Fair Value Measurements by Brokers or Third-Party Pricing Services

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
March 31, 2016
Trading assets (excluding derivatives)	$—	—	—	—	107	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	30,658	3,155	—
Securities of U.S. states and political subdivisions	—	—	—	—	50,057	52
Mortgage-backed securities	—	233	—	—	116,017	73
Other debt securities (1)	—	200	684	—	48,563	307
Total debt securities	—	433	684	30,658	217,792	432
Total marketable equity securities	—	—	—	—	477	—
Total available-for-sale securities	—	433	684	30,658	218,269	432
Derivatives (trading and other assets)	—	—	—	—	214	—
Derivatives (liabilities)	—	—	—	—	(213)	—
Other liabilities	—	—	—	—	—	—
December 31, 2015
Trading assets (excluding derivatives)	$—	—	—	—	5	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	32,868	3,382	—
Securities of U.S. states and political subdivisions	—	—	—	—	48,443	51
Mortgage-backed securities	—	226	—	—	126,525	73
Other debt securities (1)	—	503	409	—	48,721	345
Total debt securities	—	729	409	32,868	227,071	469
Total marketable equity securities	—	—	—	—	484	—
Total available-for-sale securities	—	729	409	32,868	227,555	469
Derivatives (trading and other assets)	—	—	—	—	224	—
Derivatives (liabilities)	—	—	—	—	(221)	—
Other liabilities	—	—	—	—	(1)	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 13.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 13.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting		Total
March 31, 2016
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$14,761	3,443	—		—		18,204
Securities of U.S. states and political subdivisions	—	2,400	8		—		2,408
Collateralized loan obligations	—	95	268		—		363
Corporate debt securities	—	7,163	33		—		7,196
Mortgage-backed securities	—	19,849	—		—		19,849
Asset-backed securities	—	967	—		—		967
Equity securities	12,714	97	—		—		12,811
Total trading securities (1)	27,475	34,014	309		—		61,798
Other trading assets	—	827	32		—		859
Total trading assets (excluding derivatives)	27,475	34,841	341		—		62,657
Securities of U.S. Treasury and federal agencies	30,658	3,155	—		—		33,813
Securities of U.S. states and political subdivisions	—	50,117	1,457	(2)	—		51,574
Mortgage-backed securities:
Federal agencies	—	95,463	—		—		95,463
Residential	—	8,373	1		—		8,374
Commercial	—	12,799	73		—		12,872
Total mortgage-backed securities	—	116,635	74		—		116,709
Corporate debt securities	54	13,293	453		—		13,800
Collateralized loan and other debt obligations (3)	—	31,320	813	(2)	—		32,133
Asset-backed securities:
Auto loans and leases	—	14	—		—		14
Home equity loans	—	392	—		—		392
Other asset-backed securities	—	4,369	1,240	(2)	—		5,609
Total asset-backed securities	—	4,775	1,240		—		6,015
Other debt securities	—	8	—		—		8
Total debt securities	30,712	219,303	4,037		—		254,052
Marketable equity securities:
Perpetual preferred securities	430	477	—		—		907
Other marketable equity securities	592	—	—		—		592
Total marketable equity securities	1,022	477	—		—		1,499
Total available-for-sale securities	31,734	219,780	4,037		—		255,551
Mortgages held for sale	—	14,039	1,071		—		15,110
Loans	—	—	5,221		—		5,221
Mortgage servicing rights (residential)	—	—	11,333		—		11,333
Derivative assets:
Interest rate contracts	32	99,634	511		—		100,177
Commodity contracts	—	3,685	21		—		3,706
Equity contracts	3,465	2,729	920		—		7,114
Foreign exchange contracts	29	9,114	—		—		9,143
Credit contracts	—	327	249		—		576
Netting	—	—	—		(100,673)	(4)	(100,673)
Total derivative assets (5)	3,526	115,489	1,701		(100,673)		20,043
Other assets – excluding nonmarketable equity investments at NAV	—	1	3,097		—		3,098
Total assets included in the fair value hierarchy	$62,735	384,150	26,801		(100,673)		373,013
Other assets – nonmarketable equity investments at NAV (6)							—
Total assets recorded at fair value							$373,013
Derivative liabilities:
Interest rate contracts	$(25)	(91,426)	(10)		—		(91,461)
Commodity contracts	—	(4,489)	(10)		—		(4,499)
Equity contracts	(868)	(3,688)	(1,203)		—		(5,759)
Foreign exchange contracts	(25)	(10,110)	—		—		(10,135)
Credit contracts	—	(327)	(249)		—		(576)
Other derivative contracts	—	—	(77)		—		(77)
Netting	—	—	—		97,323	(4)	97,323
Total derivative liabilities (5)	(918)	(110,040)	(1,549)		97,323		(15,184)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(9,551)	(902)	—		—		(10,453)
Securities of U.S. states and political subdivisions	—	—	—		—		—
Corporate debt securities	—	(4,998)	—		—		(4,998)
Equity securities	(1,823)	(7)	—		—		(1,830)
Other securities	—	(71)	—		—		(71)
Total short sale liabilities	(11,374)	(5,978)	—		—		(17,352)
Other liabilities (excluding derivatives)	—	—	(5)		—		(5)
Total liabilities recorded at fair value	$(12,292)	(116,018)	(1,554)		97,323		(32,541)

(1)
Net gains (losses) from trading activities recognized in the income statement for the quarters ended March 31, 2016 and 2015 include $572 million and $(430) million in net unrealized gains (losses) on trading securities held at March 31, 2016 and 2015, respectively.

(2)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Includes collateralized debt obligations of $542 million.

(4)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 12 (Derivatives) for additional information.

(5)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(6)	Consists of certain nonmarketable equity investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.
(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2015
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$13,357	3,469	—		—		16,826
Securities of U.S. states and political subdivisions	—	1,667	8		—		1,675
Collateralized loan obligations	—	346	343		—		689
Corporate debt securities	—	7,909	56		—		7,965
Mortgage-backed securities	—	20,619	—		—		20,619
Asset-backed securities	—	1,005	—		—		1,005
Equity securities	15,010	101	—		—		15,111
Total trading securities (1)	28,367	35,116	407		—		63,890
Other trading assets	—	891	34		—		925
Total trading assets (excluding derivatives)	28,367	36,007	441		—		64,815
Securities of U.S. Treasury and federal agencies	32,868	3,382	—		—		36,250
Securities of U.S. states and political subdivisions	—	48,490	1,500	(2)	—		49,990
Mortgage-backed securities:
Federal agencies	—	104,546	—		—		104,546
Residential	—	8,557	1		—		8,558
Commercial	—	14,015	73		—		14,088
Total mortgage-backed securities	—	127,118	74		—		127,192
Corporate debt securities	54	14,952	405		—		15,411
Collateralized loan and other debt obligations (3)	—	30,402	565	(2)	—		30,967
Asset-backed securities:
Auto loans and leases	—	15	—		—		15
Home equity loans	—	414	—		—		414
Other asset-backed securities	—	4,290	1,182	(2)	—		5,472
Total asset-backed securities	—	4,719	1,182		—		5,901
Other debt securities	—	10	—		—		10
Total debt securities	32,922	229,073	3,726		—		265,721
Marketable equity securities:
Perpetual preferred securities	434	484	—		—		918
Other marketable equity securities	719	—	—		—		719
Total marketable equity securities	1,153	484	—		—		1,637
Total available-for-sale securities	34,075	229,557	3,726		—		267,358
Mortgages held for sale	—	12,457	1,082		—		13,539
Loans	—	—	5,316		—		5,316
Mortgage servicing rights (residential)	—	—	12,415		—		12,415
Derivative assets:
Interest rate contracts	16	62,390	319		—		62,725
Commodity contracts	—	4,623	36		—		4,659
Equity contracts	3,726	2,907	966		—		7,599
Foreign exchange contracts	48	8,899	—		—		8,947
Credit contracts	—	375	275		—		650
Netting	—	—	—		(66,924)	(4)	(66,924)
Total derivative assets (5)	3,790	79,194	1,596		(66,924)		17,656
Other assets – excluding nonmarketable equity investments at NAV	—	—	3,065		—		3,065
Total assets included in the fair value hierarchy	$66,232	357,215	27,641		(66,924)		384,164
Other assets – nonmarketable equity investments at NAV (6)							23
Total assets recorded at fair value							$384,187
Derivative liabilities:
Interest rate contracts	$(41)	(57,905)	(31)		—		(57,977)
Commodity contracts	—	(5,495)	(24)		—		(5,519)
Equity contracts	(704)	(3,027)	(1,077)		—		(4,808)
Foreign exchange contracts	(37)	(10,896)	—		—		(10,933)
Credit contracts	—	(351)	(278)		—		(629)
Other derivative contracts	—	—	(58)		—		(58)
Netting	—	—	—		66,004	(4)	66,004
Total derivative liabilities (5)	(782)	(77,674)	(1,468)		66,004		(13,920)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(8,621)	(1,074)	—		—		(9,695)
Securities of U.S. states and political subdivisions	—	—	—		—		—
Corporate debt securities	—	(4,209)	—		—		(4,209)
Equity securities	(1,692)	(4)	—		—		(1,696)
Other securities	—	(70)	—		—		(70)
Total short sale liabilities	(10,313)	(5,357)	—		—		(15,670)
Other liabilities (excluding derivatives)	—	—	(30)		—		(30)
Total liabilities recorded at fair value	$(11,095)	(83,031)	(1,498)		66,004		(29,620)

(1)
Net gains (losses) from trading activities recognized in the income statement for the year ended December 31, 2015, include $(1.0) billion in net unrealized gains (losses) on trading securities held at December 31, 2015.

(2)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Includes collateralized debt obligations of $257 million.

(4)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 12 (Derivatives) for additional information.

(5)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(6)	Consists of certain nonmarketable equity investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

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
Transfers into and out of Level 1, Level 2, and Level 3 are provided within Table 13.3 for the periods presented. The amounts reported as transfers represent the fair value as of the beginning of the quarter in which the transfer occurred.

Table 13.3: Transfers Between Fair Value Levels

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended March 31, 2016
Trading assets (excluding derivatives)	$4	—	11	(4)	—	(11)	—
Available-for-sale securities	—	—	—	(80)	80	—	—
Mortgages held for sale	—	—	2	(29)	29	(2)	—
Net derivative assets and liabilities (2)	—	—	62	(25)	25	(62)	—
Short sale liabilities	(1)	—	—	1	—	—	—
Total transfers	$3	—	75	(137)	134	(75)	—
Quarter ended March 31, 2015
Trading assets (excluding derivatives)	$15	(2)	10	(16)	1	(8)	—
Available-for-sale securities	—	—	52	—	—	(52)	—
Mortgages held for sale	—	—	67	(42)	42	(67)	—
Net derivative assets and liabilities (3)	—	—	34	12	(12)	(34)	—
Short sale liabilities	(1)	—	—	1	—	—	—
Total transfers	$14	(2)	163	(45)	31	(161)	—

(1)	All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward in Table 13.4 and Table 13.6 in this Note.

(2)
Includes net derivative assets that were transferred from Level 3 to Level 2 due to increased observable market data. Also includes net derivative assets that were transferred from Level 2 to Level 3 due to a decrease in observable market data.

(3)
Includes net derivative assets that were transferred from Level 3 to Level 2 due to increased observable market data. Also includes net derivative liabilities that were transferred from Level 2 to Level 3 due to a decrease in observable market data.

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2016, are presented in Table 13.4.
Table 13.4: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended March 31, 2016

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended March 31, 2016
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$8	—	—	—	—	—	8	—
Collateralized loan obligations	343	(25)	—	(39)	—	(11)	268	(23)
Corporate debt securities	56	(5)	—	(18)	—	—	33	(4)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	—
Total trading securities	407	(30)	—	(57)	—	(11)	309	(27)
Other trading assets	34	(2)	—	—	—	—	32	—
Total trading assets (excluding derivatives)	441	(32)	—	(57)	—	(11)	341	(27)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,500	1	3	(127)	80	—	1,457	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	73	—	—	—	—	—	73	—
Total mortgage-backed securities	74	—	—	—	—	—	74	—
Corporate debt securities	405	2	19	27	—	—	453	—
Collateralized loan and other debt obligations	565	15	(24)	257	—	—	813	—
Asset-backed securities:
Auto loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	1,182	—	—	58	—	—	1,240	—
Total asset-backed securities	1,182	—	—	58	—	—	1,240	—
Total debt securities	3,726	18	(2)	215	80	—	4,037	—	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	3,726	18	(2)	215	80	—	4,037	—
Mortgages held for sale	1,082	24	—	(62)	29	(2)	1,071	21	(6)
Loans	5,316	(1)	—	(94)	—	—	5,221	(2)	(6)
Mortgage servicing rights (residential) (7)	12,415	(1,448)	—	366	—	—	11,333	(957)	(6)
Net derivative assets and liabilities:
Interest rate contracts	288	599	—	(379)	—	(7)	501	270
Commodity contracts	12	2	—	(3)	—	—	11	3
Equity contracts	(111)	(2)	—	(140)	25	(55)	(283)	(147)
Credit contracts	(3)	9	—	(6)	—	—	—	(1)
Other derivative contracts	(58)	(21)	—	2	—	—	(77)	(21)
Total derivative contracts	128	587	—	(526)	25	(62)	152	104	(8)
Other assets	3,065	(57)	—	89	—	—	3,097	(58)	(3)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(30)	—	—	25	—	—	(5)	—	(6)

(1)	See Table 13.5 for detail.

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

(continued on following page)

(continued from previous page)

Table 13.5 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2016.
Table 13.5: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended March 31, 2016

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2016
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	56	(95)	—	—	(39)
Corporate debt securities	3	(21)	—	—	(18)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Total trading securities	59	(116)	—	—	(57)
Other trading assets	—	—	—	—	—
Total trading assets (excluding derivatives)	59	(116)	—	—	(57)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	28	—	16	(171)	(127)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	28	—	—	(1)	27
Collateralized loan and other debt obligations	301	—	—	(44)	257
Asset-backed securities:
Auto loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	160	(102)	58
Total asset-backed securities	—	—	160	(102)	58
Total debt securities	357	—	176	(318)	215
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	357	—	176	(318)	215
Mortgages held for sale	22	(159)	118	(43)	(62)
Loans	4	—	88	(186)	(94)
Mortgage servicing rights (residential)	—	—	366	—	366
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(379)	(379)
Commodity contracts	—	—	—	(3)	(3)
Equity contracts	13	(147)	—	(6)	(140)
Credit contracts	3	—	—	(9)	(6)
Other derivative contracts	—	—	—	2	2
Total derivative contracts	16	(147)	—	(395)	(526)
Other assets	89	—	—	—	89
Short sale liabilities	—	—	—	—	—
Other liabilities (excluding derivatives)	—	—	—	25	25

Note 13: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2015, are presented in Table 13.6.

Table 13.6: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended March 31, 2015

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended March 31, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$7	—	—	(1)	—	—	6	—
Collateralized loan obligations	445	21	—	(85)	—	—	381	(3)
Corporate debt securities	54	2	—	(18)	—	(7)	31	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	79	16	—	(14)	—	—	81	16
Equity securities	10	—	—	—	—	—	10	—
Total trading securities	595	39	—	(118)	—	(7)	509	13
Other trading assets	55	6	—	3	1	(1)	64	8
Total trading assets (excluding derivatives)	650	45	—	(115)	1	(8)	573	21	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	2,277	(1)	(3)	(241)	—	(52)	1,980	(5)
Mortgage-backed securities:
Residential	24	4	(6)	(22)	—	—	—	—
Commercial	109	1	(1)	(5)	—	—	104	—
Total mortgage-backed securities	133	5	(7)	(27)	—	—	104	—
Corporate debt securities	252	—	—	60	—	—	312	—
Collateralized loan and other debt obligations	1,087	29	(16)	(47)	—	—	1,053	—
Asset-backed securities:
Auto loans and leases	245	—	4	—	—	—	249	—
Other asset-backed securities	1,372	1	(11)	(156)	—	—	1,206	—
Total asset-backed securities	1,617	1	(7)	(156)	—	—	1,455	—
Total debt securities	5,366	34	(33)	(411)	—	(52)	4,904	(5)	(4)
Marketable equity securities:
Perpetual preferred securities	663	3	(2)	(24)	—	—	640	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	663	3	(2)	(24)	—	—	640	—	(5)
Total available-for-sale securities	6,029	37	(35)	(435)	—	(52)	5,544	(5)
Mortgages held for sale	2,313	38	—	(228)	42	(67)	2,098	22	(6)
Loans	5,788	(6)	—	(52)	—	—	5,730	(2)	(6)
Mortgage servicing rights (residential) (7)	12,738	(1,306)	—	307	—	—	11,739	(773)	(6)
Net derivative assets and liabilities:
Interest rate contracts	293	482	—	(337)	—	—	438	214
Commodity contracts	1	(1)	—	—	(2)	—	(2)	(2)
Equity contracts	(84)	(7)	—	(51)	(10)	(34)	(186)	(33)
Credit contracts	(189)	(2)	—	37	—	—	(154)	(1)
Other derivative contracts	(44)	(8)	—	—	—	—	(52)	(9)
Total derivative contracts	(23)	464	—	(351)	(12)	(34)	44	169	(8)
Other assets	2,512	37	—	—	—	—	2,549	37	(3)
Short sale liabilities	(6)	—	—	(9)	—	—	(15)	—	(3)
Other liabilities (excluding derivatives)	(28)	1	—	—	—	—	(27)	—	(6)

(1)	See Table 13.7 for detail.

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

(continued on following page)

(continued from previous page)

Table 13.7 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2015.
Table 13.7: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended March 31, 2015

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$—	(1)	—	—	(1)
Collateralized loan obligations	400	(485)	—	—	(85)
Corporate debt securities	15	(33)	—	—	(18)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	(5)	—	(9)	(14)
Equity securities	—	—	—	—	—
Total trading securities	415	(524)	—	(9)	(118)
Other trading assets	3	—	—	—	3
Total trading assets (excluding derivatives)	418	(524)	—	(9)	(115)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(20)	55	(276)	(241)
Mortgage-backed securities:
Residential	—	(22)	—	—	(22)
Commercial	—	(5)	—	—	(5)
Total mortgage-backed securities	—	(27)	—	—	(27)
Corporate debt securities	60	—	—	—	60
Collateralized loan and other debt obligations	44	(3)	—	(88)	(47)
Asset-backed securities:
Auto loans and leases	—	—	—	—	—
Other asset-backed securities	—	(1)	59	(214)	(156)
Total asset-backed securities	—	(1)	59	(214)	(156)
Total debt securities	104	(51)	114	(578)	(411)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(24)	(24)
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	(24)	(24)
Total available-for-sale securities	104	(51)	114	(602)	(435)
Mortgages held for sale	53	(291)	120	(110)	(228)
Loans	66	—	95	(213)	(52)
Mortgage servicing rights (residential)	—	(1)	308	—	307
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(337)	(337)
Commodity contracts	—	—	—	—	—
Equity contracts	—	(32)	—	(19)	(51)
Credit contracts	2	—	—	35	37
Other derivative contracts	—	—	—	—	—
Total derivative contracts	2	(32)	—	(321)	(351)
Other assets	—	—	—	—	—
Short sale liabilities	6	(15)	—	—	(9)
Other liabilities (excluding derivatives)	—	—	—	—	—

Table 13.8 and Table 13.9 provide quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.
The significant unobservable inputs for Level 3 assets and liabilities that are valued using fair values obtained from third party vendors are not included in the table, as the specific inputs applied are not provided by the vendor. In addition, the table excludes the valuation techniques and significant unobservable inputs for certain classes of Level 3 assets and liabilities measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 assets and liabilities. We made this determination based upon an evaluation of each class, which considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs. For information on how changes in significant unobservable inputs affect the fair values of Level 3 assets and liabilities, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2015 Form 10-K.

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.8: Valuation Techniques – Recurring Basis – March 31, 2016

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
March 31, 2016
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,180		Discounted cash flow	Discount rate	0.4	-	5.1%		1.7
	52		Vendor priced
Auction rate securities and other municipal bonds	233		Discounted cash flow	Discount rate	1.1	-	5.2		3.2
				Weighted average life	1.4	-	9.5	yrs	6.2
Collateralized loan and other debt obligations (2)	268		Market comparable pricing	Comparability adjustment	(20.1)	-	17.3%		2.8
	813		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	555		Discounted cash flow	Discount rate	1.2	-	4.4		2.8
Other commercial and consumer	621	(4)	Discounted cash flow	Discount rate	2.3	-	5.8		3.3
				Weighted average life	1.0	-	9.4	yrs	3.6
	64		Vendor priced
Mortgages held for sale (residential)	1,031		Discounted cash flow	Default rate	0.5	-	11.6%		2.2
				Discount rate	1.1	-	6.6		4.7
				Loss severity	0.1	-	38.5		20.7
				Prepayment rate	7.8	-	17.0		11.2
	40		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(36.8)
Loans	5,221	(5)	Discounted cash flow	Discount rate	0.0	-	3.3		2.8
				Prepayment rate	0.5	-	100.0		17.2
				Utilization rate	0.0	-	0.8		0.3
Mortgage servicing rights (residential)	11,333		Discounted cash flow	Cost to service per loan (6)	$71	-	576		164
				Discount rate	6.4	-	11.4%		6.9
				Prepayment rate (7)	10.4	-	22.4		12.6
Net derivative assets and (liabilities):
Interest rate contracts	322		Discounted cash flow	Default rate	0.1	-	9.6		2.5
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.5	-	2.5		2.5
Interest rate contracts: derivative loan commitments	179		Discounted cash flow	Fall-out factor	1.0	-	99.0		21.8
				Initial-value servicing	(27.9)	-	125.2	bps	55.7
Equity contracts	78		Discounted cash flow	Conversion factor	(10.7)	-	0.0%		(7.9)
				Weighted average life	1.3	-	2.5	yrs	1.7
	(361)		Option model	Correlation factor	(77.0)	-	98.5%		47.5
				Volatility factor	6.5	-	137.6		31.0
Credit contracts	(7)		Market comparable pricing	Comparability adjustment	(24.9)	-	24.9		0.5
	7		Option model	Credit spread	0.1	-	5.8		1.5
				Loss severity	13.0	-	60.0		50.8
Other assets: nonmarketable equity investments	14		Discounted cash flow	Discount rate	5.0		10.5		6.2
	3,083		Market comparable pricing	Comparability adjustment	(21.6)	-	(4.8)		(15.7)

Insignificant Level 3 assets, net of liabilities	521	(8)
Total level 3 assets, net of liabilities	$25,247	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $542 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists predominantly of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.

(5)	Consists predominantly of reverse mortgage loans securitized with GNMA that were accounted for as secured borrowing transactions.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $71 - $325.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, other trading assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts and other derivative contracts.

(9)	Consists of total Level 3 assets of $26.8 billion and total Level 3 liabilities of $1.6 billion, before netting of derivative balances.

Table 13.9: Valuation Techniques – Recurring Basis – December 31, 2015

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
December 31, 2015
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,213		Discounted cash flow	Discount rate	0.8	-	5.6%		1.9
	51		Vendor priced
Auction rate securities and other municipal bonds	244		Discounted cash flow	Discount rate	0.8	-	4.5		2.0
				Weighted average life	1.0	-	10.0	yrs	4.7
Collateralized loan and other debt obligations (2)	343		Market comparable pricing	Comparability adjustment	(20.0)	-	20.3%		2.9
	565		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	608		Discounted cash flow	Discount rate	1.0	-	5.0		3.2
Other commercial and consumer	508	(4)	Discounted cash flow	Discount rate	2.5	-	6.3		3.8
				Weighted average life	1.0	-	9.4	yrs	4.3
	66		Vendor priced
Mortgages held for sale (residential)	1,033		Discounted cash flow	Default rate	0.5	-	13.7%		3.6
				Discount rate	1.1	-	6.3		4.7
				Loss severity	0.1	-	22.7		11.2
				Prepayment rate	2.6	-	9.6		6.4
	49		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(32.6)
Loans	5,316	(5)	Discounted cash flow	Discount rate	0.0	-	3.9		3.1
				Prepayment rate	0.2	-	100.0		14.6
				Utilization rate	0.0	-	0.8		0.3
Mortgage servicing rights (residential)	12,415		Discounted cash flow	Cost to service per loan (6)	$70	-	599		168
				Discount rate	6.8	-	11.8%		7.3
				Prepayment rate (7)	10.1	-	18.9		11.4
Net derivative assets and (liabilities):
Interest rate contracts	230		Discounted cash flow	Default rate	0.1	-	9.60		2.6
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	0.3	-	2.5		2.2
Interest rate contracts: derivative loan commitments	58	(8)	Discounted cash flow	Fall-out factor	1.0	-	99.0		18.8
				Initial-value servicing	(30.6)	-	127.0	bps	41.5
Equity contracts	72		Discounted cash flow	Conversion factor	(10.6)	-	0.0%		(8.1)
				Weighted average life	0.5	-	2.0	yrs	1.5
	(183)		Option model	Correlation factor	(77.0)	-	98.5%		66.0
				Volatility factor	6.5	-	91.3		24.2
Credit contracts	(9)		Market comparable pricing	Comparability adjustment	(53.6)	-	18.2		(0.6)
	6		Option model	Credit spread	0.0	-	19.9		1.6
				Loss severity	13.0	-	73.0		49.6

Other assets: nonmarketable equity investments	3,065		Market comparable pricing	Comparability adjustment	(19.1)	-	(5.5)		(15.1)

Insignificant Level 3 assets, net of liabilities	493	(9)
Total level 3 assets, net of liabilities	$26,143	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $257 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists largely of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.

(5)	Consists predominantly of reverse mortgage loans securitized with GNMA that were accounted for as secured borrowing transactions.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $70 - $335.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)	Total derivative loan commitments were a net asset of $56 million, of which a $2 million derivative liability was classified as level 2 at December 31, 2015.

(9)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, other trading assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts and other derivative contracts.

(10)	Consists of total Level 3 assets of $27.6 billion and total Level 3 liabilities of $1.5 billion, before netting of derivative balances.

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

•
Correlation factor – is the likelihood of one instrument changing in price relative to another based on an established relationship, expressed as a percentage of relative change in price over a period over time.

•
Cost to service – is the expected cost per loan of servicing a portfolio of loans, which includes estimates for unreimbursed expenses (including delinquency and foreclosure costs) that may occur as a result of servicing such loan portfolios.

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

•	Fall-out factor – is the expected percentage of loans associated with our interest rate lock commitment portfolio that are likely of not funding.

•
Initial-value servicing – is the estimated value of the underlying loan, including the value attributable to the embedded servicing right, expressed in basis points of outstanding unpaid principal balance.

•	Loss severity – is the percentage of contractual cash flows lost in the event of a default.

•	Prepayment rate – is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate (CPR).

•	Utilization rate – is the estimated rate in which incremental portions of existing reverse mortgage credit lines are expected to be drawn by borrowers, expressed as an annualized rate.

•	Volatility factor – is the extent of change in price an item is estimated to fluctuate over a specified period of time, expressed as a percentage of relative change in price over a period over time.

•
Weighted average life – is the weighted average number of years an investment is expected to remain outstanding based on its expected cash flows reflecting the estimated date the issuer will call or extend the maturity of the instrument or otherwise reflecting an estimate of the timing of an instrument’s cash flows whose timing is not contractually fixed.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of

LOCOM accounting or write-downs of individual assets. Table 13.10 provides the fair value hierarchy and carrying amount of all assets that were still held as of March 31, 2016, and December 31, 2015, and for which a nonrecurring fair value adjustment was recorded during the periods presented.

Table 13.10: Fair Value on a Nonrecurring Basis

	March 31, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	1,627	1,071	2,698	—	4,667	1,047	5,714
Loans held for sale	—	273	—	273	—	279	—	279
Loans:
Commercial	—	158	—	158	—	191	—	191
Consumer	—	401	6	407	—	1,406	7	1,413
Total loans (2)	—	559	6	565	—	1,597	7	1,604
Other assets - excluding nonmarketable equity investments at NAV (3)	—	183	272	455	—	280	368	648
Total included in the fair value hierarchy	$—	2,642	1,349	3,991	—	6,823	1,422	8,245
Other assets - nonmarketable equity investments at NAV (4)				19				286
Total assets at fair value on a nonrecurring basis				$4,010				8,531

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Includes the fair value of foreclosed real estate, other collateral owned, operating lease assets and nonmarketable equity investments.

(4)
Consists of certain nonmarketable equity investments that are measured at fair value on a nonrecurring basis using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

Table 13.11 presents the increase (decrease) in value of certain assets for which a nonrecurring fair value adjustment has been recognized during the periods presented.
Table 13.11: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Quarter ended March 31,
(in millions)	2016	2015
Mortgages held for sale (LOCOM)	$31	31
Loans:
Commercial	(110)	(35)
Consumer	(260)	(341)
Total loans (1)	(370)	(376)
Other assets (2)	(99)	(61)
Total	$(438)	(406)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

(2)
Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets. Also includes impairment losses on nonmarketable equity investments.

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.12 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of most of our Level 3 assets and liabilities that are measured at fair value on a nonrecurring basis using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented.

We have excluded from the table classes of Level 3 assets and liabilities measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 nonrecurring measurements. We made this determination based upon an evaluation of each class that considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs.

Table 13.12: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
March 31, 2016
Residential mortgages held for sale (LOCOM)	$1,071	(3)	Discounted cash flow	Default rate	(4)	0.3	—	12.3%	2.2%
				Discount rate		1.5	—	8.5	3.6
				Loss severity		0.8	—	45.7	2.8
				Prepayment rate	(5)	3.5	—	100.0	57.8
Other assets: nonmarketable equity investments	—		Market comparable pricing	Comparability adjustment		0.0	—	0.0	0.0
Insignificant level 3 assets	278
Total	$1,349
December 31, 2015
Residential mortgages held for sale (LOCOM)	$1,047	(3)	Discounted cash flow	Default rate	(4)	0.5	—	5.0%	4.2%
				Discount rate		1.5	—	8.5	3.5
				Loss severity		0.0	—	26.1	2.9
				Prepayment rate	(5)	2.6	—	100.0	65.4
Other assets: nonmarketable equity investments	228		Market comparable pricing	Comparability adjustment		5.0	—	9.2	8.5
Insignificant level 3 assets	147
Total	$1,422

(1)	Refer to the narrative following Table 13.9 of this Note for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MHFS, weighted averages are calculated using outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.0 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at both March 31, 2016, and December 31, 2015, and $39 million and $41 million of other mortgage loans that are not government insured/guaranteed at March 31, 2016 and December 31, 2015, respectively.

(4)	Applies only to non-government insured/guaranteed loans.

(5)	Includes the impact on prepayment rate of expected defaults for the government insured/guaranteed loans, which impacts the frequency and timing of early resolution of loans.

Alternative Investments
We hold certain nonmarketable equity investments for which we use NAV per share (or its equivalent) as a practical expedient for fair value measurements, including estimated fair values for investments accounted for under the cost method. The funds predominantly consist of private equity funds that invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buyouts, recapitalizations and expansion opportunities. The fair values of these investments and related unfunded commitments totaled $203 million and $78 million, respectively, at March 31, 2016, and $642 million and $144 million, respectively, at December 31, 2015. The investments do not allow redemptions. We receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next 2 years.

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. For more information, including the basis for our fair value option elections, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2015 Form 10-K.

Table 13.14 reflects differences between the fair value carrying amount of certain assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

Table 13.14: Fair Value Option

	March 31, 2016			December 31, 2015
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets – loans:
Total loans	$819	888	(69)	886	935	(49)
Nonaccrual loans	16	25	(9)	—	—	—
Mortgages held for sale:
Total loans	15,110	14,591	519	13,539	13,265	274
Nonaccrual loans	144	194	(50)	161	228	(67)
Loans 90 days or more past due and still accruing	15	18	(3)	19	22	(3)
Loans held for sale:
Total loans	—	6	(6)	—	5	(5)
Nonaccrual loans	—	6	(6)	—	5	(5)
Loans:
Total loans	5,221	5,089	132	5,316	5,184	132
Nonaccrual loans	254	273	(19)	305	322	(17)
Other assets (1)	3,098	N/A	N/A	3,065	N/A	N/A

(1)	Consists of nonmarketable equity investments carried at fair value. See Note 6 (Other Assets) for more information.

Note 13: Fair Values of Assets and Liabilities (continued)

The assets and liabilities accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets and liabilities measured at fair value are shown in Table 13.15 by income statement line item.

Table 13.15: Fair Value Option – Changes in Fair Value Included in Earnings

	2016			2015
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended March 31,
Trading assets – loans	$—	10	—	—	15	1
Mortgages held for sale	565	—	—	581	—	—
Loans	—	—	(1)	—	—	(4)
Other assets	—	—	(58)	—	—	38
Other interests held (1)	—	(2)	—	—	—	—

(1)	Includes retained interests in securitizations.

For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Table 13.16 shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.

Table 13.16: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended March 31,
(in millions)	2016	2015
Gains (losses) attributable to instrument-specific credit risk:
Trading assets – loans	$10	15
Mortgages held for sale	(4)	17
Total	$6	32

Disclosures about Fair Value of Financial Instruments
Table 13.17 is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis, as they are included within Table 13.2 in this Note. The carrying amounts in the following table are recorded on the balance sheet under the indicated captions, except for nonmarketable equity investments, which are included in other assets.
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

Table 13.17: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2016
Financial assets
Cash and due from banks (1)	$19,084	19,084	—	—	19,084
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	300,547	17,441	282,960	146	300,547
Held-to-maturity securities	79,348	46,653	32,003	3,069	81,725
Mortgages held for sale (2)	2,931	—	1,879	1,072	2,951
Loans held for sale (2)	280	—	280	—	280
Loans, net (3)	911,588	—	60,583	869,126	929,709
Nonmarketable equity investments (cost method)
Excluding investments at NAV	7,249	—	13	7,797	7,810
Total financial assets included in the fair value hierarchy	1,321,027	83,178	377,718	881,210	1,342,106
Investments at NAV (4)	120				203
Total financial assets	$1,321,147				1,342,309
Financial liabilities
Deposits	$1,241,490	—	1,214,713	27,031	1,241,744
Short-term borrowings (1)	107,703	—	107,703	—	107,703
Long-term debt (5)	227,880	—	216,275	10,335	226,610
Total financial liabilities	$1,577,073	—	1,538,691	37,366	1,576,057
December 31, 2015
Financial assets
Cash and due from banks (1)	$19,111	19,111	—	—	19,111
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	270,130	14,057	255,911	162	270,130
Held-to-maturity securities	80,197	45,167	32,052	3,348	80,567
Mortgages held for sale (2)	6,064	—	5,019	1,047	6,066
Loans held for sale (2)	279	—	279	—	279
Loans, net (3)	887,497	—	60,848	839,816	900,664
Nonmarketable equity investments (cost method)
Excluding investments at NAV	6,659	—	14	7,271	7,285
Total financial assets included in the fair value hierarchy	1,269,937	78,335	354,123	851,644	1,284,102
Investments at NAV (4)	376				619
Total financial assets	$1,270,313				1,284,721
Financial liabilities
Deposits	$1,223,312	—	1,194,781	28,616	1,223,397
Short-term borrowings (1)	97,528	—	97,528	—	97,528
Long-term debt (5)	199,528	—	188,015	10,468	198,483
Total financial liabilities	$1,520,368	—	1,480,324	39,084	1,519,408

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Balance reflects MHFS and LHFS, as applicable, other than those MHFS and LHFS for which we elected the fair value option.

(3)
Loans exclude balances for which the fair value option was elected and also exclude lease financing with a carrying amount of $19.0 billion and $12.4 billion at March 31, 2016 and December 31, 2015, respectively.

(4)
Consists of certain nonmarketable equity investments for which estimated fair values are determined using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

(5)	The carrying amount and fair value exclude obligations under capital leases of $8 million at both March 31, 2016 and December 31, 2015.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance, which totaled $1.1 billion and $1.0 billion at March 31, 2016, and December 31, 2015, respectively.

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

Table 14.1: Preferred Stock Shares

	March 31, 2016		December 31, 2015
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series H
Floating Class A Preferred Stock	20,000	50,000	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.000% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.000% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.700% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	—	—
ESOP
Cumulative Convertible Preferred Stock (1)	—	2,089,459	—	1,252,386
Total		12,546,169		11,669,096

(1)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Table 14.2: Preferred Stock – Shares Issued and Carrying Value

	March 31, 2016				December 31, 2015
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.000% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V (1)
6.000% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W (1)
5.700% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	—	—	—	—
ESOP
Cumulative Convertible Preferred Stock	2,089,459	2,089	2,089	—	1,252,386	1,252	1,252	—
Total	12,136,990	$25,450	24,051	1,399	11,259,917	$23,613	22,214	1,399

(1)	Preferred shares qualify as Tier 1 capital.

In January 2016, we issued 40 million Depositary Shares, each representing a 1/1,000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series W, for an aggregate public offering price of $1.0 billion.
See Note 7 (Securitizations and Variable Interest Entities) for additional information on our trust preferred securities. We do not have a commitment to issue Series H preferred stock.

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

Table 14.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2016	837,073	—	$837	—	9.30%	10.30
2015	220,408	220,408	220	220	8.90	9.90
2014	283,791	283,791	284	284	8.70	9.70
2013	251,304	251,304	251	251	8.50	9.50
2012	166,353	166,353	166	166	10.00	11.00
2011	177,614	177,614	178	178	9.00	10.00
2010	113,234	113,234	113	113	9.50	10.50
2008	28,972	28,972	29	29	10.50	11.50
2007	10,710	10,710	11	11	10.75	11.75
Total ESOP Preferred Stock (1)	2,089,459	1,252,386	$2,089	1,252
Unearned ESOP shares (2)			$(2,271)	(1,362)

(1)	At March 31, 2016 and December 31, 2015, additional paid-in capital included $182 million and $110 million, respectively, related to ESOP preferred stock.

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
Table 15.1 presents the components of net periodic benefit cost.

Table 15.1: Net Periodic Benefit Cost

	2016			2015
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended March 31,
Service cost	$1	—	—	—	—	2
Interest cost	109	7	10	107	6	11
Expected return on plan assets	(142)	—	(8)	(161)	—	(9)
Amortization of net actuarial loss (gain)	33	3	(1)	27	5	(1)
Amortization of prior service credit	—	—	—	—	—	(1)
Settlement loss	—	2	—	—	13	—
Net periodic benefit cost (income)	$1	12	1	(27)	24	2

Note 16: Earnings Per Common Share
Table 16.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 16.1: Earnings Per Common Share Calculations

	Quarter ended March 31,
(in millions, except per share amounts)	2016	2015
Wells Fargo net income	$5,462	5,804
Less: Preferred stock dividends and other	377	343
Wells Fargo net income applicable to common stock (numerator)	$5,085	5,461
Earnings per common share
Average common shares outstanding (denominator)	5,075.7	5,160.4
Per share	$1.00	1.06
Diluted earnings per common share
Average common shares outstanding	5,075.7	5,160.4
Add: Stock options	21.2	28.8
Restricted share rights	31.7	40.2
Warrants	10.8	14.2
Diluted average common shares outstanding (denominator)	5,139.4	5,243.6
Per share	$0.99	1.04

Table 16.2 presents the outstanding options to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

Table 16.2: Outstanding Anti-Dilutive Options

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2016	2015
Options	4.4	7.1

Note 17: Other Comprehensive Income
Table 17.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.
Table 17.1: Summary of Other Comprehensive Income

	Quarter ended March 31,
	2016			2015
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities:
Net unrealized gains arising during the period	$795	(310)	485	393	(47)	346
Reclassification of net gains to net income:
Interest income on investment securities (1)	—	—	—	(3)	1	(2)
Net gains on debt securities	(244)	91	(153)	(278)	105	(173)
Net gains from equity investments	(59)	22	(37)	(19)	7	(12)
Other noninterest income	(1)	—	(1)	—	—	—
Subtotal reclassifications to net income	(304)	113	(191)	(300)	113	(187)
Net change	491	(197)	294	93	66	159
Derivatives and hedging activities:
Net unrealized gains arising during the period	1,999	(753)	1,246	952	(359)	593
Reclassification of net (gains) losses to net income:
Interest income on investment securities	—	—	—	(1)	1	—
Interest income on loans	(260)	98	(162)	(237)	89	(148)
Interest expense on long-term debt	4	(2)	2	4	(1)	3
Subtotal reclassifications to net income	(256)	96	(160)	(234)	89	(145)
Net change	1,743	(657)	1,086	718	(270)	448
Defined benefit plans adjustments:
Net actuarial losses arising during the period	(8)	3	(5)	(11)	4	(7)
Reclassification of amounts to net periodic benefit costs (2):
Amortization of net actuarial loss	35	(13)	22	31	(12)	19
Settlements and other	2	(1)	1	12	(5)	7
Subtotal reclassifications to net periodic benefit costs	37	(14)	23	43	(17)	26
Net change	29	(11)	18	32	(13)	19
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	43	8	51	(55)	(11)	(66)
Net change	43	8	51	(55)	(11)	(66)
Other comprehensive income	$2,306	(857)	1,449	788	(228)	560
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			(28)			301
Wells Fargo other comprehensive income, net of tax			$1,477			259

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Table 17.2: Cumulative OCI Balances

(in millions)	Investment securities	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended March 31, 2016
Balance, beginning of period	$1,813	620	(1,951)	(185)	297
Net unrealized gains (losses) arising during the period	485	1,246	(5)	51	1,777
Amounts reclassified from accumulated other comprehensive income	(191)	(160)	23	—	(328)
Net change	294	1,086	18	51	1,449
Less: Other comprehensive income (loss) from noncontrolling interests	(30)	—	—	2	(28)
Balance, end of period	$2,137	1,706	(1,933)	(136)	1,774
Quarter ended March 31, 2015
Balance, beginning of period	$4,926	333	(1,703)	(38)	3,518
Net unrealized gains (losses) arising during the period	346	593	(7)	(66)	866
Amounts reclassified from accumulated other comprehensive income	(187)	(145)	26	—	(306)
Net change	159	448	19	(66)	560
Less: Other comprehensive income from noncontrolling interests	301	—	—	—	301
Balance, end of period	$4,784	781	(1,684)	(104)	3,777

Note 18: Operating Segments
We have three reportable operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management. We define our operating segments by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to GAAP for financial accounting. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. For a description of our operating segments, including the underlying management accounting process, see Note 24 (Operating Segments) to Financial Statements in our 2015 Form 10-K.

Table 18.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Quarter ended March 31,
Net interest income (2)	$7,468	7,147	3,748	3,437	943	826	(492)	(424)	11,667	10,986
Provision (reversal of provision) for credit losses	720	658	363	(51)	(14)	(3)	17	4	1,086	608
Noninterest income	5,146	4,964	3,210	2,972	2,911	3,150	(739)	(794)	10,528	10,292
Noninterest expense	6,836	6,591	3,968	3,618	3,042	3,122	(818)	(824)	13,028	12,507
Income (loss) before income tax expense (benefit)	5,058	4,862	2,627	2,842	826	857	(430)	(398)	8,081	8,163
Income tax expense (benefit)	1,697	1,290	719	817	314	324	(163)	(152)	2,567	2,279
Net income (loss) before noncontrolling interests	3,361	3,572	1,908	2,025	512	533	(267)	(246)	5,514	5,884
Less: Net income (loss) from noncontrolling interests	65	25	(13)	51	—	4	—	—	52	80
Net income (loss) (3)	$3,296	3,547	1,921	1,974	512	529	(267)	(246)	5,462	5,804
Average loans	$484.3	472.2	429.8	380.0	64.1	56.9	(51.0)	(45.8)	927.2	863.3
Average assets	947.4	909.5	748.6	690.6	208.1	191.6	(84.2)	(83.9)	1,819.9	1,707.8
Average deposits	683.0	643.4	428.0	431.7	184.5	170.3	(76.1)	(70.6)	1,219.4	1,174.8

(1)
Includes items not specific to a business segment and elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for Wealth and Investment Management customers served through Community Banking distribution channels.

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
Table 19.1 presents regulatory capital information for Wells Fargo & Company and the Bank using Basel III, which increased minimum required capital ratios, and introduced a minimum Common Equity Tier 1 (CET1) ratio. Beginning second quarter 2015, our capital ratios were calculated in accordance with the Standardized and Advanced Approaches. Accordingly, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. The information presented reflects risk-weighted assets (RWAs) under the Standardized and Advanced Approaches with Transition Requirements. The Standardized Approach applies assigned risk weights to broad risk categories, while the calculation of RWAs under the Advanced Approach differs by requiring applicable banks to utilize a risk-sensitive methodology, which relies upon the use of internal credit models, and includes an operational risk component. The Basel III revised definition of capital, and changes are being phased-in effective January 1, 2014, through the end of 2021.
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At March 31, 2016, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.

Table 19.1: Regulatory Capital Information

	Wells Fargo & Company								Wells Fargo Bank, N.A.
	March 31, 2016				December 31, 2015				March 31, 2016			December 31, 2015
(in billions, except ratios)	Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$144.1		144.1		144.2		144.2		127.4	127.4		126.9	126.9
Tier 1	165.6		165.6		164.6		164.6		127.4	127.4		126.9	126.9
Total	194.3		205.8		195.2		205.6		140.1	150.6		140.5	150.0
Assets:
Risk-weighted	$1,303.1		1,325.6		1,263.2		1,303.1		1,128.7	1,218.2		1,100.9	1,197.6
Adjusted average (1)	1,788.6		1,788.6		1,757.1		1,757.1		1,612.4	1,612.4		1,584.3	1,584.3
Regulatory capital ratios:
Common equity tier 1 capital	11.06%		10.87	*	11.42		11.07	*	11.28	10.46	*	11.53	10.60	*
Tier 1 capital	12.71		12.49	*	13.03		12.63	*	11.28	10.46	*	11.53	10.60	*
Total capital	14.91	*	15.52		15.45	*	15.77		12.41	12.36	*	12.77	12.52	*
Tier 1 leverage (1)	9.26		9.26		9.37		9.37		7.90	7.90		8.01	8.01
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items.
Table 19.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of March 31, 2016 and December 31, 2015.

Table 19.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Regulatory capital ratios:
Common equity tier 1 capital	5.625%	4.500	5.125	4.500
Tier 1 capital	7.125	6.000	6.625	6.000
Total capital	9.125	8.000	8.625	8.000
Tier 1 leverage	4.000	4.000	4.000	4.000

(1)
At March 31, 2016, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 0.625% and a global systemically important bank (G-SIB) surcharge of 0.5%. Only the 0.625% capital conservation buffer applies to the Bank at March 31, 2016.

Glossary of Acronyms

ABS	Asset-backed security	G-SIB	Globally systemic important bank
ACL	Allowance for credit losses	HAMP	Home Affordability Modification Program
ALCO	Asset/Liability Management Committee	HUD	U.S. Department of Housing and Urban Development
ARM	Adjustable-rate mortgage	LCR	Liquidity Coverage Ratio
ASC	Accounting Standards Codification	LHFS	Loans held for sale
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
AUA	Assets under administration	LIHTC	Low-Income Housing Tax Credit
AUM	Assets under management	LOCOM	Lower of cost or market value
AVM	Automated valuation model	LTV	Loan-to-value
BCBS	Basel Committee on Bank Supervision	MBS	Mortgage-backed security
BHC	Bank holding company	MHA	Making Home Affordable programs
CCAR	Comprehensive Capital Analysis and Review	MHFS	Mortgages held for sale
CD	Certificate of deposit	MSR	Mortgage servicing right
CDO	Collateralized debt obligation	MTN	Medium-term note
CDS	Credit default swaps	NAV	Net asset value
CET1	Common Equity Tier 1	NPA	Nonperforming asset
CLO	Collateralized loan obligation	OCC	Office of the Comptroller of the Currency
CLTV	Combined loan-to-value	OCI	Other comprehensive income
CMBS	Commercial mortgage-backed securities	OTC	Over-the-counter
CPP	Capital Purchase Program	OTTI	Other-than-temporary impairment
CRE	Commercial real estate	PCI Loans	Purchased credit-impaired loans
DPD	Days past due	PTPP	Pre-tax pre-provision profit
ESOP	Employee Stock Ownership Plan	RBC	Risk-based capital
FAS	Statement of Financial Accounting Standards	RMBS	Residential mortgage-backed securities
FASB	Financial Accounting Standards Board	ROA	Wells Fargo net income to average total assets
FDIC	Federal Deposit Insurance Corporation	ROE	Wells Fargo net income applicable to common stock
FFELP	Federal Family Education Loan Program		to average Wells Fargo common stockholders' equity
FHA	Federal Housing Administration	RWAs	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	S&P	Standard & Poor’s Ratings Services
FICO	Fair Isaac Corporation (credit rating)	SPE	Special purpose entity
FNMA	Federal National Mortgage Association	TARP	Troubled Asset Relief Program
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored entity	VIE	Variable interest entity

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2016.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorizations
January (2)	19,386,861	$51.10	407,592,411
February (2)	26,144,580	47.32	381,447,831
March	6,143,103	49.05	375,304,728
Total	51,674,544

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

(2)
January includes a private repurchase transaction of 9,239,769 shares at a weighted-average price paid per share of $54.11 and February includes a private repurchase transaction of 15,932,836 shares at a weighted-average price paid per share of $47.07.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended March 31, 2016.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be repurchased
January	—	$—	451,944,402
February	—	—	451,944,402
March	—	—	451,944,402
Total	—

(1)
Warrants are repurchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, this authorization does not expire.

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

Dated: May 4, 2016                                                             WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description			Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.			Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
3(b)	By-Laws.			Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2015.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
12(a)	Computation of Ratios of Earnings to Fixed Charges:			Filed herewith.
Quarter ended March 31,
		2016	2015
	Including interest on deposits	6.70	8.51
	Excluding interest on deposits	8.29	10.87

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:			Filed herewith.
Quarter ended March 31,
		2016	2015
	Including interest on deposits	4.80	5.89
	Excluding interest on deposits	5.51	6.86

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.			Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.			Furnished herewith.
101.INS	XBRL Instance Document			Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document			Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith.