Form 10-Q
period 2016-06-30
WELLS FARGO & COMPANY/MN
filed 2016-08-03
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐

Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 29, 2016
Common stock, $1-2/3 par value	5,045,547,142

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Jun 30, 2016 from		Six months ended
($ in millions, except per share amounts)	Jun 30, 2016	Mar 31, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015	% Change
For the Period
Wells Fargo net income	$5,558	5,462	5,719	2%	(3)	$11,020	11,523	(4)%
Wells Fargo net income applicable to common stock	5,173	5,085	5,363	2	(4)	10,258	10,824	(5)
Diluted earnings per common share	1.01	0.99	1.03	2	(2)	2.00	2.07	(3)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.20%	1.21	1.33	(1)	(10)	1.20%	1.35	(11)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	11.70	11.75	12.71	—	(8)	11.72	12.94	(9)
Return on average tangible common equity (ROTCE) (1)	14.15	14.15	15.32	—	(8)	14.15	15.61	(9)
Efficiency ratio (2)	58.1	58.7	58.5	(1)	(1)	58.4	58.6	—
Total revenue	$22,162	22,195	21,318	—	4	$44,357	42,596	4
Pre-tax pre-provision profit (PTPP) (3)	9,296	9,167	8,849	1	5	18,463	17,620	5
Dividends declared per common share	0.380	0.375	0.375	1	1	0.755	0.725	4
Average common shares outstanding	5,066.9	5,075.7	5,151.9	—	(2)	5,071.3	5,156.1	(2)
Diluted average common shares outstanding	5,118.1	5,139.4	5,220.5	—	(2)	5,129.8	5,233.2	(2)
Average loans	$950,751	927,220	870,446	3	9	$938,986	866,873	8
Average assets	1,862,084	1,819,875	1,729,278	2	8	1,840,980	1,718,597	7
Average total deposits	1,236,658	1,219,430	1,185,304	1	4	1,228,044	1,180,077	4
Average consumer and small business banking deposits (4)	726,359	714,837	674,889	2	8	720,598	670,418	7
Net interest margin	2.86%	2.90	2.97	(1)	(4)	2.88%	2.96	(3)
At Period End
Investment securities	$353,426	334,899	340,769	6	4	$353,426	340,769	4
Loans	957,157	947,258	888,459	1	8	957,157	888,459	8
Allowance for loan losses	11,664	11,621	11,754	—	(1)	11,664	11,754	(1)
Goodwill	26,963	27,003	25,705	—	5	26,963	25,705	5
Assets	1,889,235	1,849,182	1,720,617	2	10	1,889,235	1,720,617	10
Deposits	1,245,473	1,241,490	1,185,828	—	5	1,245,473	1,185,828	5
Common stockholders' equity	178,633	175,534	169,596	2	5	178,633	169,596	5
Wells Fargo stockholders' equity	201,745	197,496	189,558	2	6	201,745	189,558	6
Total equity	202,661	198,504	190,676	2	6	202,661	190,676	6
Tangible common equity (1)	148,110	144,679	140,520	2	5	148,110	140,520	5
Capital ratios (5)(6):
Total equity to assets	10.73%	10.73	11.08	—	(3)	10.73%	11.08	(3)
Risk-based capital:
Common Equity Tier 1	10.82	10.87	10.78	—	—	10.82	10.78	—
Tier 1 capital	12.50	12.49	12.28	—	2	12.50	12.28	2
Total capital	15.14	14.91	14.45	2	5	15.14	14.45	5
Tier 1 leverage	9.25	9.26	9.45	—	(2)	9.25	9.45	(2)
Common shares outstanding	5,048.5	5,075.9	5,145.2	(1)	(2)	5,048.5	5,145.2	(2)
Book value per common share (7)	$35.38	34.58	32.96	2	7	$35.38	32.96	7
Tangible book value per common share (1) (7)	29.34	28.50	27.31	3	7	29.34	27.31	7
Common stock price:
High	51.41	53.27	58.26	(3)	(12)	53.27	58.26	(9)
Low	44.50	44.50	53.56	—	(17)	44.50	50.42	(12)
Period end	47.33	48.36	56.24	(2)	(16)	47.33	56.24	(16)
Team members (active, full-time equivalent)	267,900	268,600	265,800	—	1	267,900	265,800	1

(1)
Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, and goodwill and certain identifiable intangible assets (including goodwill and intangible assets associated with certain of our nonmarketable equity investments but excluding mortgage servicing rights), net of applicable deferred tax liabilities. The methodology of determining tangible common equity may differ among companies. Management believes that return on average tangible common equity and tangible book value per common share, which utilize tangible common equity, are useful financial measures because they enable investors and others to assess the Company's use of equity. For additional information, including a corresponding reconciliation to GAAP financial measures, see the "Capital Management – Tangible Common Equity" section in this Report.

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

(4)	Consumer and small business banking deposits are total deposits excluding mortgage escrow and wholesale deposits.

(5)
The risk-based capital ratios presented at June 30 and March 31, 2016, and June 30, 2015 were calculated under the lower of Standardized or Advanced Approach determined pursuant to Basel III with Transition Requirements. Accordingly, the total capital ratio was calculated under the Advanced Approach and the other ratios were calculated under the Standardized Approach, for each of the periods, respectively.

(6)	See the "Capital Management" section and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

(7)	Book value per common share is common stockholders' equity divided by common shares outstanding. Tangible book value per common share is tangible common equity divided by common shares outstanding.

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

Financial Review

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.9 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 8,600 locations, 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 36 countries and territories to support customers who conduct business in the global economy. With approximately 268,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 27 on Fortune’s 2016 rankings of America’s largest corporations. We ranked third in assets and first in the market value of our common stock among all U.S. banks at June 30, 2016.
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

Financial Performance
Wells Fargo net income was $5.6 billion in second quarter 2016 with diluted earnings per common share (EPS) of $1.01, compared with $5.7 billion and $1.03, respectively, a year ago. We have now generated quarterly earnings of more than

$5 billion for 15 consecutive quarters, which reflected the ability of our diversified business model and risk discipline to generate consistent financial performance during a period that included persistent low interest rates, market volatility and economic uncertainty. Britain's vote to withdraw from the European Union (Brexit) in June 2016 added to global economic uncertainty and could result in interest rates remaining lower for longer than expected. However, we remain focused on meeting the financial needs of our customers and on investing in our businesses so we may continue to meet the evolving needs of our customers in the future.
Compared with a year ago:

•	revenue was $22.2 billion, up 4%, with growth in both net interest income and noninterest income;

•	we generated positive operating leverage (revenue growth exceeded expense growth) while we continued to make investments throughout our businesses;

•	we grew pre-tax pre-provision profit by 5%;

•	our total loans reached a record $957.2 billion, an increase of $68.7 billion, or 8%;

•
our deposit franchise generated strong customer and balance growth, with total deposits reaching a record $1.25 trillion, up $59.6 billion, or 5%, and we grew the number of primary consumer checking customers by 4.7% (May 2016 compared with May 2015); and

•	our solid capital position enabled us to return $3.2 billion to shareholders through common stock dividends and net share repurchases, the fourth consecutive quarter of returning more than $3 billion.

Balance Sheet and Liquidity
Our balance sheet maintained its strength in second quarter 2016 as we increased our liquidity position, generated loan and deposit growth, experienced solid credit quality and maintained strong capital levels. We have been able to grow our loans on a year-over-year basis for 20 consecutive quarters (for the past 17 quarters year-over-year loan growth has been 3% or greater). Our loan portfolio increased $40.6 billion from December 31, 2015, predominantly due to growth in commercial and industrial, real estate mortgage, real estate construction and lease financing loans within the commercial loan portfolio segment, which included $25.1 billion of commercial and industrial loans and capital leases acquired from GE Capital in the first half of 2016.
With the expectation of interest rates remaining lower for a longer period, we grew our investment securities portfolio by $5.9 billion, or 2%, from December 31, 2015, with approximately $38 billion of gross purchases during second quarter 2016, compared with last year's average of $26 billion per quarter.
Deposit growth continued in the first half of 2016 with period-end deposits up $22.2 billion, or 2%, from December 31, 2015. Our average deposit cost in second quarter 2016 was 11 basis points, up 3 basis points from a year ago, which reflected an increase in deposit pricing for certain wholesale banking customers. We successfully grew our primary consumer checking customers (i.e., customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) by 4.7% (May 2016 compared with May 2015). Our ability to consistently grow primary checking customers is important to our results because these customers have more interactions with us and are significantly more profitable than non-primary customers.

Credit Quality
Solid overall credit results continued in second quarter 2016 as losses remained low and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $924 million, or 0.39% (annualized) of average loans, in second quarter 2016, compared with $650 million a year ago (0.30%). The increase in net charge-offs in second quarter 2016 was predominantly due to continued challenges in the oil and gas portfolio. While substantially all of the loan portfolio performed well, the oil and gas portfolio remained under pressure due to low energy prices and excess leverage in the industry. Our commercial portfolio net charge-offs were $357 million, or 29 basis points of average commercial loans, in second quarter 2016, compared with net charge-offs of $62 million, or 6 basis points, a year ago. Net consumer credit losses declined to 49 basis points of average consumer loans in second quarter 2016 from 53 basis points in second quarter 2015. Our commercial real estate portfolios were in a net recovery position for the 14th consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Losses on our consumer real estate portfolios declined $85 million from a year ago, down 53%. The lower consumer loss levels reflected the benefit of the continued improvement in the housing market and our continued focus on originating high quality loans. Approximately 70% of the consumer first mortgage portfolio was originated after 2008, when more stringent underwriting standards were implemented.
The allowance for credit losses in second quarter 2016 reflected an allowance build of $150 million for the quarter, due to loan growth in the commercial, automobile and credit card portfolios, partially offset by continued improvement in the residential real estate portfolios. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our provision for loan losses was $1.1 billion in second quarter 2016, up from $300 million a year ago, reflecting losses in the oil and gas portfolio and the loan growth mentioned above.
Nonperforming assets were down $433 million, or 3%, from March 31, 2016, as lower residential and commercial real estate nonaccruals and foreclosed assets were partially offset by higher oil and gas nonaccruals. Nonaccrual loans decreased $271 million from the prior quarter as an $809 million decrease in consumer nonaccruals was partially offset by a $651 million increase in oil and gas nonaccruals. In addition, foreclosed assets were down $162 million from the prior quarter.

Capital
Our financial performance in second quarter 2016 resulted in strong capital generation, which increased total equity to a record $202.7 billion at June 30, 2016, up $4.2 billion from the prior quarter and the first time total equity exceeded $200 billion. We returned $3.2 billion to shareholders in second quarter 2016 through common stock dividends and net share repurchases and our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 62%, compared with 60% in the prior quarter, and within our targeted range of 55-75%. We continued to reduce our common share count through the repurchase of 44.8 million common shares in the quarter. We also entered into a $750 million forward repurchase contract with an unrelated third party in July 2016 that is expected to settle in fourth quarter 2016 for approximately 16 million shares. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2016.
We believe an important measure of our capital strength is the Common Equity Tier 1 ratio under Basel III, fully phased-in, which was 10.61% at June 30, 2016. Likewise, our other regulatory capital ratios remained strong. We also received a non-objection to our 2016 Comprehensive Capital Analysis and Review (CCAR) submission from the Federal Reserve. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance
Wells Fargo net income for second quarter 2016 was $5.6 billion ($1.01 diluted earnings per common share), compared with $5.7 billion ($1.03 diluted per share) for second quarter 2015. Net income for the first half of 2016 was $11.0 billion ($2.00), compared with $11.5 billion ($2.07) for the same period a year ago. Our second quarter and first half of 2016 earnings reflected continued execution of our business strategy as we continued to satisfy our customers' financial needs. We generated revenue across many of our businesses and grew loans and deposits. Our financial performance in the first half of 2016, compared with the same period a year ago, benefited from a $1.1 billion increase in net interest income, which was offset by a $1.3 billion increase in our provision for credit losses and a $918 million increase in noninterest expense. The key drivers of our financial performance in the second quarter and first half of 2016 were balanced net interest income and noninterest income, diversified sources of fee income, a diversified and growing loan portfolio and strong underlying credit performance.

Revenue, the sum of net interest income and noninterest income, was $22.2 billion in second quarter 2016, compared with $21.3 billion in second quarter 2015. Revenue for the first half of 2016 was $44.4 billion, up 4% from the first half of 2015. The increase in revenue for the second quarter and first half of 2016, compared with the same periods in 2015, was primarily due to an increase in net interest income, reflecting increases in interest income from loans and trading assets, partially offset by higher long-term debt and deposit interest expense. In both the second quarter and first half of 2016, net interest income represented 53% of revenue, compared with 53% and 52% in the same periods in 2015, respectively.
Noninterest income was $10.4 billion and $21.0 billion in the second quarter and first half of 2016, respectively, representing 47% of revenue for both periods, compared with $10.0 billion (47%) and $20.3 billion (48%) in the second quarter and first half of 2015. Noninterest income for second quarter 2016, compared with the same period in 2015, reflected an increase in net gains from trading activities, lease income and gain from the sale of our

Earnings Performance (continued)

health benefit services business, partially offset by lower insurance revenue due to the sale of our crop insurance business in first quarter 2016, as well as lower mortgage banking, other fees, and gains on equity investments. Noninterest income for the first half of 2016, compared with the same period in 2015, reflected an increase in lease income related to operating leases acquired in the GE Capital transactions, gains from the sale of our crop insurance and health benefit services businesses, and hedge ineffectiveness income, primarily on our long-term debt hedges, partially offset by lower trust and investment fees, mortgage banking, other fees, and gains on equity investments.
Noninterest expense was $12.9 billion and $25.9 billion in the second quarter and first half of 2016, respectively, compared with $12.5 billion and $25.0 billion for the same periods in 2015. The increase in noninterest expense for the first half of 2016, compared with the same period in 2015, reflected higher operating lease depreciation expense due to the leases acquired in the GE Capital transactions, higher personnel expenses, and outside professional services, partially offset by lower insurance, foreclosed assets expense, and outside data processing expense. The increase in noninterest expense for second quarter 2016, compared with the same period in 2015, was primarily due to higher personnel expenses and operating lease depreciation expenses. Noninterest expense as a percentage of revenue (efficiency ratio) was 58.1% in second quarter 2016 (58.4% in the first half of 2016), compared with 58.5% in second quarter 2015 (58.6% in the first half of 2015).
During first quarter 2016, we closed substantially all of the previously announced acquisition of certain commercial lending businesses and assets from GE Capital. A portion of the assets were acquired in January 2016 with additional assets acquired in March 2016. In July 2016, we closed the Asia segment of GE Capital’s Commercial Distribution Finance business. The remaining GE Capital assets, including segments in Europe, the Middle East, and Africa, are anticipated to close in the second half of 2016.

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
While the Company believes that it has the ability to increase net interest income over time, net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets. In addition, some variable sources of interest income, such as resolutions from purchased credit-impaired (PCI) loans, loan prepayment fees and collection of interest on nonaccrual loans, can vary from period to period. Net interest income and net interest margin growth has been challenged during the prolonged low interest rate environment as higher yielding loans and securities have run off and been replaced with lower yielding assets.

Net interest income on a taxable-equivalent basis was $12.0 billion and $24.0 billion in the second quarter and first half of 2016, respectively, compared with $11.5 billion and $22.8 billion for the same periods a year ago. The net interest margin was 2.86% and 2.88% for the second quarter and first half of 2016, down from 2.97% and 2.96% for the same periods a year ago. The increase in net interest income in the second quarter and first half of 2016 from the same periods a year ago was driven by growth in commercial and consumer loans, including the GE Capital transactions that closed in first quarter 2016, increased trading income, growth in investment securities, and higher short-term interest rates. Funding interest expense increased in the second quarter and first half of 2016, compared with the same periods a year ago, primarily due to growth and repricing of long-term debt. Deposit interest expense was also higher, predominantly due to an increase in wholesale pricing resulting from higher short-term interest rates.
The decline in net interest margin in the second quarter and first half of 2016, compared with the same periods a year ago, was primarily due to customer-driven deposit growth, reduced yield on investment securities, and higher long-term debt balances, including debt issued to fund the GE Capital acquisitions. As a result of growth in funding balances, net interest margin was diluted by an increase in cash, federal funds sold, and other short-term investments, which was partially offset by growth in loans, trading, and the benefit of higher short-term interest rates.
Average earning assets increased $130.6 billion and $124.0 billion in the second quarter and first half of 2016, respectively, compared with the same periods a year ago, as average loans increased $80.3 billion in the second quarter and $72.1 billion in the first half of 2016, average investment securities increased $12.4 billion in the second quarter and $20.2 billion in the first half of 2016, and average trading assets increased $13.8 billion in the second quarter and $15.6 billion in the first half of 2016, compared with the same periods a year ago. In addition, average federal funds sold and other short-term investments increased $26.7 billion and $17.8 billion in the second quarter and first half of 2016, respectively, compared with the same periods a year ago.
Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits of $1.24 trillion increased in second quarter 2016 ($1.23 trillion in the first half of 2016), compared with $1.19 trillion in second quarter 2015 ($1.18 trillion in the first half of 2015), and represented 130% of average loans in second quarter 2016 (131% in the first half of 2016) compared with 136% in both the second quarter and first half of 2015. Average deposits decreased to 73% and 74% of average earning assets in the second quarter and first half of 2016, respectively, compared with 76% for the same periods a year ago as the growth in total loans outpaced deposit growth.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended June 30,
			2016			2015
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$293,783	0.49%	$359	267,101	0.28%	$186
Trading assets	81,380	2.86	582	67,615	2.91	492
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	31,525	1.56	123	31,748	1.58	125
Securities of U.S. states and political subdivisions	52,201	4.24	553	47,075	4.13	486
Mortgage-backed securities:
Federal agencies	92,010	2.53	583	97,958	2.65	650
Residential and commercial	19,571	5.44	266	22,677	5.84	331
Total mortgage-backed securities	111,581	3.04	849	120,635	3.25	981
Other debt and equity securities	53,301	3.48	461	48,816	3.51	427
Total available-for-sale securities	248,608	3.20	1,986	248,274	3.25	2,019
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,671	2.19	243	44,492	2.19	243
Securities of U.S. states and political subdivisions	2,155	5.41	29	2,090	5.17	27
Federal agency mortgage-backed securities	35,057	1.90	166	21,044	2.00	105
Other debt securities	4,077	1.92	20	6,270	1.70	26
Total held-to-maturity securities	85,960	2.14	458	73,896	2.18	401
Total investment securities	334,568	2.93	2,444	322,170	3.01	2,420
Mortgages held for sale (4)	20,140	3.60	181	23,456	3.57	209
Loans held for sale (4)	239	4.83	3	666	3.51	5
Loans:
Commercial:
Commercial and industrial – U.S.	270,862	3.45	2,328	231,551	3.36	1,939
Commercial and industrial – Non U.S.	51,201	2.35	300	45,123	1.93	217
Real estate mortgage	126,126	3.41	1,069	113,089	3.48	982
Real estate construction	23,115	3.49	200	20,771	4.12	214
Lease financing	18,930	5.12	242	12,364	5.16	160
Total commercial	490,234	3.39	4,139	422,898	3.33	3,512
Consumer:
Real estate 1-4 family first mortgage	275,854	4.01	2,765	266,023	4.12	2,740
Real estate 1-4 family junior lien mortgage	50,609	4.37	551	57,066	4.23	603
Credit card	33,368	11.52	956	30,373	11.69	885
Automobile	61,149	5.66	860	56,974	5.88	836
Other revolving credit and installment	39,537	5.91	581	37,112	5.88	544
Total consumer	460,517	4.98	5,713	447,548	5.02	5,608
Total loans (4)	950,751	4.16	9,852	870,446	4.20	9,120
Other	6,014	2.30	35	4,859	5.14	64
Total earning assets	$1,686,875	3.20%	$13,456	1,556,313	3.22%	$12,496
Funding sources
Deposits:
Interest-bearing checking	$39,772	0.13%	$13	38,551	0.05%	$5
Market rate and other savings	658,944	0.07	110	619,837	0.06	87
Savings certificates	26,246	0.35	23	32,454	0.63	52
Other time deposits	61,170	0.85	129	52,238	0.42	55
Deposits in foreign offices	97,525	0.23	57	104,334	0.13	33
Total interest-bearing deposits	883,657	0.15	332	847,414	0.11	232
Short-term borrowings	111,848	0.28	78	84,499	0.09	21
Long-term debt	236,156	1.56	921	185,093	1.34	620
Other liabilities	16,336	2.06	83	16,405	2.03	83
Total interest-bearing liabilities	1,247,997	0.45	1,414	1,133,411	0.34	956
Portion of noninterest-bearing funding sources	438,878		—	422,902		—
Total funding sources	$1,686,875	0.34	1,414	1,556,313	0.25	956
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.86%	$12,042		2.97%	$11,540
Noninterest-earning assets
Cash and due from banks	$18,818			17,462
Goodwill	27,037			25,705
Other	129,354			129,798
Total noninterest-earning assets	$175,209			172,965
Noninterest-bearing funding sources
Deposits	$353,001			337,890
Other liabilities	60,083			67,595
Total equity	201,003			190,382
Noninterest-bearing funding sources used to fund earning assets	(438,878)			(422,902)
Net noninterest-bearing funding sources	$175,209			172,965
Total assets	$1,862,084			1,729,278

(1)
Our average prime rate was 3.50% and 3.25% both for the quarters ended June 30, 2016 and 2015, and for the first half of 2016 and 2015, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 0.64% and 0.28% for the quarters ended June 30, 2016 and 2015, respectively, and 0.63% and 0.27% for the first half of 2016 and 2015, respectively.

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

(5)
Includes taxable-equivalent adjustments of $309 million and $270 million for the quarters ended June 30, 2016 and 2015, respectively, and $599 million and $512 million for the first half of 2016 and 2015, respectively, predominantly related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

	Six months ended June 30,
			2016			2015
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$289,240	0.49%	$703	271,392	0.28%	$376
Trading assets	80,922	2.94	1,187	65,309	2.89	945
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	33,000	1.58	259	28,971	1.56	225
Securities of U.S. states and political subdivisions	51,357	4.24	1,088	46,017	4.16	958
Mortgage-backed securities:
Federal agencies	94,216	2.67	1,258	100,064	2.71	1,356
Residential and commercial	20,199	5.32	537	23,304	5.77	673
Total mortgage-backed securities	114,415	3.14	1,795	123,368	3.29	2,029
Other debt and equity securities	53,430	3.34	890	47,938	3.47	827
Total available-for-sale securities	252,202	3.20	4,032	246,294	3.28	4,039
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,667	2.19	487	43,685	2.20	477
Securities of U.S. states and political subdivisions	2,155	5.41	58	2,019	5.16	52
Federal agency mortgage-backed securities	31,586	2.16	341	16,208	1.95	158
Other debt securities	4,338	1.92	42	6,530	1.71	55
Total held-to-maturity securities	82,746	2.25	928	68,442	2.18	742
Total investment securities	334,948	2.97	4,960	314,736	3.04	4,781
Mortgages held for sale (4)	19,005	3.60	342	21,530	3.59	386
Loans held for sale (4)	260	3.97	5	683	3.08	10
Loans:
Commercial:
Commercial and industrial – U.S.	264,295	3.42	4,505	229,627	3.32	3,783
Commercial and industrial – Non U.S.	50,354	2.23	558	45,093	1.90	426
Real estate mortgage	124,432	3.41	2,109	112,298	3.52	1,963
Real estate construction	22,859	3.55	403	20,135	3.83	383
Lease financing	16,989	4.95	420	12,341	5.06	312
Total commercial	478,929	3.35	7,995	419,494	3.30	6,867
Consumer:
Real estate 1-4 family first mortgage	275,288	4.03	5,547	265,923	4.12	5,481
Real estate 1-4 family junior lien mortgage	51,423	4.38	1,122	57,968	4.25	1,224
Credit card	33,367	11.56	1,919	30,376	11.74	1,768
Automobile	60,631	5.66	1,708	56,492	5.91	1,657
Other revolving credit and installment	39,348	5.95	1,165	36,620	5.94	1,079
Total consumer	460,057	5.00	11,461	447,379	5.03	11,209
Total loans (4)	938,986	4.16	19,456	866,873	4.19	18,076
Other	5,910	2.18	65	4,795	5.27	127
Total earning assets	$1,669,271	3.21%	$26,718	1,545,318	3.21%	$24,701
Funding sources
Deposits:
Interest-bearing checking	$39,242	0.12%	$24	38,851	0.05%	$10
Market rate and other savings	655,247	0.07	217	616,643	0.06	184
Savings certificates	27,063	0.40	54	33,525	0.69	116
Other time deposits	59,688	0.80	236	54,381	0.41	111
Deposits in foreign offices	97,604	0.22	108	104,932	0.13	69
Total interest-bearing deposits	878,844	0.15	639	848,332	0.12	490
Short-term borrowings	109,853	0.27	145	78,141	0.10	39
Long-term debt	226,519	1.56	1,763	184,432	1.33	1,224
Other liabilities	16,414	2.10	172	16,648	2.17	180
Total interest-bearing liabilities	1,231,630	0.44	2,719	1,127,553	0.34	1,933
Portion of noninterest-bearing funding sources	437,641		—	417,765	—	—
Total funding sources	$1,669,271	0.33	2,719	1,545,318	0.25	1,933
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.88%	$23,999		2.96%	$22,768
Noninterest-earning assets
Cash and due from banks	$18,407			17,262
Goodwill	26,553			25,705
Other	126,749			130,312
Total noninterest-earning assets	$171,709			173,279
Noninterest-bearing funding sources
Deposits	$349,200			331,745
Other liabilities	61,355			69,779
Total equity	198,795			189,520
Noninterest-bearing funding sources used to fund earning assets	(437,641)			(417,765)
Net noninterest-bearing funding sources	$171,709			173,279
Total assets	$1,840,980			1,718,597

Noninterest Income
Table 2: Noninterest Income

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2016	2015	Change	2016	2015	Change
Service charges on deposit accounts	$1,336	1,289	4%	$2,645	2,504	6%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,291	2,399	(5)	4,530	4,779	(5)
Trust and investment management	835	861	(3)	1,650	1,713	(4)
Investment banking	421	450	(6)	752	895	(16)
Total trust and investment fees	3,547	3,710	(4)	6,932	7,387	(6)
Card fees	997	930	7	1,938	1,801	8
Other fees:
Charges and fees on loans	317	304	4	630	613	3
Cash network fees	138	132	5	269	257	5
Commercial real estate brokerage commissions	86	141	(39)	203	270	(25)
Letters of credit fees	83	90	(8)	161	178	(10)
Wire transfer and other remittance fees	101	93	9	193	180	7
All other fees (1)(2)(3)	181	347	(48)	383	687	(44)
Total other fees	906	1,107	(18)	1,839	2,185	(16)
Mortgage banking:
Servicing income, net	360	514	(30)	1,210	1,037	17
Net gains on mortgage loan origination/sales activities	1,054	1,191	(12)	1,802	2,215	(19)
Total mortgage banking	1,414	1,705	(17)	3,012	3,252	(7)
Insurance	286	461	(38)	713	891	(20)
Net gains from trading activities	328	133	147	528	541	(2)
Net gains on debt securities	447	181	147	691	459	51
Net gains from equity investments	189	517	(63)	433	887	(51)
Lease income	497	155	221	870	287	203
Life insurance investment income	149	145	3	303	290	4
All other (3)	333	(285)	NM	1,053	(144)	NM
Total	$10,429	10,048	4	$20,957	20,340	3
NM- Not meaningful

(1)	Wire transfer and other remittance fees, reflected in all other fees prior to 2016, have been separately disclosed.

(2)	All other fees have been revised to include merchant processing fees for all periods presented.

(3)	Effective fourth quarter 2015, the Company's proportionate share of its merchant services joint venture earnings is included in All other income.

Noninterest income was $10.4 billion and $21.0 billion for the second quarter and first half of 2016, respectively, compared with $10.0 billion and $20.3 billion for the same periods a year ago. This income represented 47% of revenue for both the second quarter and first half of 2016, compared with 47% and 48% for the second quarter and first half of 2015, respectively. Noninterest income in the second quarter and first half of 2016 benefited from the gain on sale of our health benefits services business, hedge ineffectiveness income primarily on our long-term debt hedges, and the increase in lease income related to the GE Capital acquisitions we completed in first quarter 2016. Many of our businesses, including credit and debit cards, international, corporate trust and venture capital, also grew noninterest income in the second quarter and first half of 2016.
Service charges on deposit accounts were $1.34 billion and $2.65 billion in the second quarter and first half of 2016, respectively, compared with $1.29 billion and $2.50 billion in the second quarter and first half of 2015. The increase in the second quarter as well as the first half of 2016 was driven by higher overdraft fee revenue, account growth and higher fees from commercial product sales and commercial product re-pricing.
Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Income from these brokerage-related activities include asset-based fees for advisory accounts, which are based on the market value of the client’s assets, and transactional commissions based on the number and size of transactions executed at the client’s direction. These fees decreased to $2.3 billion and $4.5 billion in the second quarter and first half of 2016, respectively, from $2.4 billion and $4.8 billion for the same periods in 2015. The decrease was predominantly due to lower brokerage transaction revenue and lower asset-based fees. Retail brokerage client assets totaled $1.46 trillion at June 30, 2016, compared with $1.43 trillion at June 30, 2015, with all retail brokerage services provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the "Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets" section in this Report.
We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, corporate trust, personal trust, employee benefit trust and agency assets. Trust and investment management fee income is predominantly from client assets under management (AUM) for which the fees are determined

Earnings Performance (continued)

based on a tiered scale relative to the market value of the AUM. AUM consists of assets for which we have investment management discretion. Our AUM totaled $649.1 billion at June 30, 2016, compared with $653.9 billion at June 30, 2015, with substantially all of our AUM managed by our WIM operating segment. Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the "Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management" section in this Report. In addition to AUM we have client assets under administration (AUA) that earn various administrative fees which are generally based on the type of the services provided to administer the account. Our AUA totaled $1.55 trillion at June 30, 2016, compared with $1.54 trillion at June 30, 2015. Trust and investment management fees decreased to $835 million and $1.65 billion in the second quarter and first half of 2016, respectively, from $861 million and $1.71 billion for the same periods in 2015, due to lower AUM reflecting net client outflows, lower market values and lower trust revenue.
We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees decreased to $421 million and $752 million in the second quarter and first half of 2016, respectively, from $450 million and $895 million for the same periods in 2015, driven by declines in debt and equity origination due to market volatility.
Card fees were $997 million and $1.9 billion in the second quarter and first half of 2016, respectively, compared with $930 million and $1.8 billion for the same periods a year ago. The increase was predominantly due to account growth and increased purchase activity.
Other fees decreased to $906 million and $1.8 billion in the second quarter and first half of 2016, respectively, from $1.1 billion and $2.2 billion for the same periods in 2015, predominantly driven by lower commercial real estate brokerage fees, and all other fees. All other fees were $181 million and $383 million in the second quarter and first half of 2016, respectively, compared with $347 million and $687 million for the same periods in 2015. The decrease was predominantly due to the deconsolidation of our merchant services joint venture in fourth quarter 2015, which resulted in a proportionate share of that income now being reported in all other income.
Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.4 billion and $3.0 billion in the second quarter and first half of 2016, respectively, compared with $1.7 billion and $3.3 billion for the same periods a year ago.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income of $360 million for second quarter 2016 included a $154 million net MSR valuation gain ($824 million decrease in the fair value of the MSRs and a $978 million hedge gain). Net servicing income of $514 million for second quarter 2015 included a $107 million net MSR valuation gain ($1.1 billion increase in the fair value of the MSRs and a $946 million hedge loss). For the first half of 2016, net servicing income of $1.2 billion included a $652 million net MSR valuation gain ($1.8 billion decrease in the fair value of the MSRs and a $2.4 billion hedge gain) and for the same period of 2015 net servicing income of $1.0 billion included a $215 million net MSR valuation gain ($280 million increase in the fair value of the MSRs and a $65 million hedge loss). Net servicing income decreased in second quarter 2016, compared with the same period a year ago, from higher unreimbursed servicing costs related to FHA loans and lower contractual servicing fees due to servicing portfolio runoff, offset by the increase in net MSR valuation gains. The increase in net MSR valuation gains in the first half of 2016, compared with the same period in 2015, was primarily attributable to MSR valuation adjustments in first quarter 2015 that reflected higher prepayment expectations due to the reduction in FHA mortgage insurance premiums as well as a reduction in forecasted prepayments in first half of 2016 due to updated economic and mortgage market rate inputs.
Our portfolio of loans serviced for others was $1.73 trillion at June 30, 2016, and $1.78 trillion at December 31, 2015. At June 30, 2016, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.68%, compared with 0.77% at December 31, 2015. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sales activities was $1.1 billion and $1.8 billion in the second quarter and first half of 2016, respectively, compared with $1.2 billion and $2.2 billion for the same periods a year ago. The decrease in the second quarter and first half of 2016, compared with the same periods a year ago, was mainly driven by a decrease in production margins. Mortgage loan originations were $63 billion and $107 billion for the second quarter and first half of 2016, respectively, compared with $62 billion and $111 billion for the same periods a year ago. The production margin on residential held-for-sale mortgage originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2a presents the information used in determining the production margin.

Table 2a: Selected Residential Mortgage Production Data

		Quarter ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$744	814	1,276	1,525
Commercial		72	108	143	199
Residential pipeline and unsold/repurchased loan management (1)		238	269	383	491
Total		$1,054	1,191	1,802	2,215
Residential real estate originations (in billions):
Held-for-sale	(B)	$46	46	77	83
Held-for-investment		17	16	30	28
Total		$63	62	107	111
Production margin on residential held-for-sale mortgage originations	(A)/(B)	1.66%	1.75	1.67	1.83

(1)	Primarily includes the results of GNMA loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

The production margin was 1.66% and 1.67% for the second quarter and first half of 2016, respectively, compared with 1.75% and 1.83% for the same periods a year ago. Mortgage applications were $95 billion and $172 billion for the second quarter and first half of 2016, respectively, compared with $81 billion and $174 billion for the same periods a year ago. The 1-4 family first mortgage unclosed pipeline was $47 billion at June 30, 2016, compared with $38 billion at June 30, 2015. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For the first half of 2016, we released a net $93 million from the repurchase liability, including $81 million in second quarter 2016, compared with a net $34 million release for the first half of 2015, including $18 million in second quarter 2015. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.
Net gains from trading activities, which reflect both unrealized changes in fair value of our trading positions and realized gains, were $328 million and $528 million in the second quarter and first half of 2016, respectively, compared with $133 million and $541 million for the same periods a year ago. The increase in the second quarter of 2016 was predominantly driven by higher customer accommodation trading activity within our capital markets business, and higher deferred compensation gains (offset in employee benefits expense). The decrease in the first half of 2016 compared to the same period in 2015 was due to lower economic hedge income. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. For additional information about our trading activities, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $636 million and $1.1 billion for the second quarter and first half of 2016, respectively, compared with $698 million and $1.3 billion for the same periods in 2015, after other-than-temporary impairment (OTTI) write-downs of $130 million and $328 million, respectively, for the second quarter and first half of 2016, compared with $96 million and $169 million for the same periods in 2015. OTTI write-downs in the second quarter and first half of 2016 reflected deterioration in energy sector investments and primarily drove the decrease in net gains on debt and equity securities compared with the same period a year ago.
Lease income was $497 million and $870 million in the second quarter and first half of 2016, respectively, compared with $155 million and $287 million for the same periods a year ago, primarily driven by the GE Capital acquisitions completed in first quarter 2016.
All other income was $333 million and $1.1 billion in the second quarter and first half of 2016, respectively, compared with $(285) million and $(144) million for the same periods a year ago. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method, any of which can cause decreases and net losses in other income. The increase in other income for the second quarter and first half of 2016, compared with the same periods a year ago, reflected a $381 million gain on sale of our crop insurance business in first quarter 2016, a $290 million gain on sale of our health benefit services business in second quarter 2016 and changes in ineffectiveness recognized on interest rate swaps used to hedge our exposure to interest rate risk on long-term debt and cross-currency swaps, cross-currency interest rate swaps and forward contracts used to hedge our exposure to foreign currency risk and interest rate risk involving non-U.S. dollar denominated long-term debt. A portion of the hedge ineffectiveness recognized was partially offset by the results of certain economic hedges and accordingly we recognized a net hedge benefit of $56 million and $435 million for the second quarter and first half of 2016, respectively, compared with a net hedge loss of $175 million and $53 million for the same periods a year ago. For additional information about derivatives used as part of our asset/liability management, see Note 12 (Derivatives) to Financial Statements in this Report.

Earnings Performance (continued)

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2016	2015	Change	2016	2015	Change
Salaries	$4,099	3,936	4%	$8,135	7,787	4%
Commission and incentive compensation	2,604	2,606	—	5,249	5,291	(1)
Employee benefits	1,244	1,106	12	2,770	2,583	7
Equipment	493	470	5	1,021	964	6
Net occupancy	716	710	1	1,427	1,433	—
Core deposit and other intangibles	299	312	(4)	592	624	(5)
FDIC and other deposit assessments	255	222	15	505	470	7
Outside professional services	769	627	23	1,352	1,175	15
Operating losses	334	521	(36)	788	816	(3)
Outside data processing	225	269	(16)	433	522	(17)
Contract services	283	238	19	565	463	22
Postage, stationery and supplies	153	180	(15)	316	351	(10)
Travel and entertainment	193	172	12	365	330	11
Advertising and promotion	166	169	(2)	300	287	5
Insurance	22	156	(86)	133	296	(55)
Telecommunications	94	113	(17)	186	224	(17)
Foreclosed assets	66	117	(44)	144	252	(43)
Operating leases	352	64	450	587	126	366
All other	499	481	4	1,026	982	4
Total	$12,866	12,469	3	$25,894	24,976	4

Noninterest expense was $12.9 billion in second quarter 2016 and $25.9 billion in the first half of 2016, up 3% and 4%, respectively, from the same periods a year ago, driven predominantly by higher personnel expenses, operating lease expense, outside professional services and contract services, partially offset by lower operating losses, insurance, foreclosed assets and outside data processing expenses.
Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were up $299 million, or 4%, in second quarter 2016 compared with the same period a year ago, and up $493 million, or 3%, for the first half of 2016 compared with the same period a year ago. The increase in both periods was primarily due to annual salary increases and staffing growth driven by the GE Capital acquisitions that closed in first quarter 2016, as well as increases in risk management. The increase in the first half of 2016 was also driven by an extra payroll day.
Operating lease expense was up $288 million in second quarter 2016 and $461 million in the first half of 2016, compared with the same periods a year ago, largely due to depreciation expense on the operating leases acquired from GE Capital.
Outside professional services expense was up 23% and 15% in the second quarter and first half of 2016, respectively, compared with the same periods a year ago. Contract services expense was up 19% and 22% in the second quarter and first half of 2016, respectively, compared with the same periods a year ago. The increase in both expense categories reflected continued investments in our products, technology and service delivery, as well as costs to meet heightened regulatory expectations and evolving cybersecurity risk.
Insurance expense was down 86% and 55% in the second quarter and first half of 2016, respectively, compared with the same periods a year ago, due to the sale of our crop insurance business in first quarter 2016 and the sale of our Warranty Solutions business in third quarter 2015.

Operating losses were down 36% and 3% in the second quarter and first half of 2016, respectively, compared with the same periods a year ago, largely due to lower litigation expense for various legal matters.
Foreclosed assets expense was down 44% and 43% in the second quarter and first half of 2016, respectively, compared with the same periods a year ago, driven by lower operating expense and write-downs, partially offset by lower gains on sales of foreclosed properties.
Outside data processing expense was down 16% and 17% in the second quarter and first half of 2016, respectively, compared with the same periods a year ago, largely due to lower card processing expense.
The efficiency ratio was 58.1% in second quarter 2016, compared with 58.5% in second quarter 2015. The Company expects to operate at the higher end of its targeted efficiency ratio range of 55-59% for full year 2016.

Income Tax Expense
Our effective tax rate was 32.3% and 32.6% for second quarter 2016 and 2015, respectively. Our effective tax rate was 32.1% in the first half of 2016, up from 30.4% in the first half of 2015. The effective tax rate for the first half of 2015 reflected $359 million of discrete tax benefits primarily from reductions in reserves for uncertain tax positions due to audit resolutions of prior period matters with U.S. federal and state taxing authorities.

Operating Segment Results
We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM). These segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative financial accounting guidance equivalent to generally accepted accounting principles (GAAP). Table 4 and the following discussion present our results by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 18 (Operating Segments) to Financial Statements in this Report.

Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Quarter ended June 30,
Revenue	$12,204	11,967	7,284	6,610	3,919	3,976	(1,245)	(1,235)	22,162	21,318
Provision (reversal of provision) for credit losses	689	397	385	(84)	2	(10)	(2)	(3)	1,074	300
Noninterest expense	6,648	6,719	4,036	3,504	2,976	3,038	(794)	(792)	12,866	12,469
Net income (loss)	3,179	3,215	2,073	2,191	584	586	(278)	(273)	5,558	5,719
Average loans	$485.7	472.3	451.4	386.2	66.7	59.3	(53.0)	(47.4)	950.8	870.4
Average deposits	703.7	654.8	425.8	432.4	182.5	168.2	(75.3)	(70.1)	1,236.7	1,185.3
Six months ended June 30,
Revenue	$24,818	24,078	14,242	13,019	7,773	7,952	(2,476)	(2,453)	44,357	42,596
Provision (reversal of provision) for credit losses	1,409	1,055	748	(135)	(12)	(13)	15	1	2,160	908
Noninterest expense	13,484	13,310	8,004	7,122	6,018	6,160	(1,612)	(1,616)	25,894	24,976
Net income (loss)	6,475	6,762	3,994	4,165	1,096	1,115	(545)	(519)	11,020	11,523
Average loans	$485.0	472.3	440.6	383.1	65.4	58.1	(52.0)	(46.6)	939.0	866.9
Average deposits	693.3	649.1	426.9	432.1	183.5	169.2	(75.7)	(70.3)	1,228.0	1,180.1

(1)
Includes the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for WIM customers served through Community Banking distribution channels.

Cross-sell We aspire to create deep and enduring relationships with our customers by providing them with an exceptional experience and by discovering their needs and delivering the most relevant products, services, advice, and guidance. An outcome of offering customers the products and services they need, want and value is that we earn more opportunities to serve them, or what we call cross-sell. Cross-sell is the result of serving our customers well, understanding their financial needs and goals over their lifetimes, and ensuring we innovate our products, services and channels so that we earn more of their business and help them succeed financially. Our customer-focused approach to cross-sell is needs-based as some customers will benefit from more products, and some may need fewer. We believe there is continued opportunity to meet our customers' financial needs as we build lifelong relationships with them. One way we track the degree to which we are satisfying our customers' financial needs is through our cross-sell metrics, which help us measure the depth of relationships we have formed with our Community Banking, Wholesale Banking and WIM customers. For additional information regarding our cross-sell metrics, see the "Earnings Performance – Operating Segments – Cross-sell" section in our 2015 Form 10-K.
The “Earnings Performance – Operating Segments – Cross-sell” section in our 2015 Form 10-K described our methodology for measuring and tracking cross-sell metrics. As described below, in second quarter 2016 we modified our methodology for Community Banking to better align our cross-sell metrics with ongoing changes in Community Banking’s business and products. For similar reasons, we are currently in the process of evaluating changes in our cross-sell methodology for Wholesale Banking and WIM.

During second quarter 2016, we changed how we determine retail banking households within Community Banking to include only those households that maintain a retail checking account, which we believe provides the foundation for long-term retail banking relationships. Previously, retail banking households were defined as a household that used at least one of the following retail products – a demand deposit account, savings account, savings certificate, individual retirement account (IRA) certificate of deposit, IRA savings account, personal line of credit, personal loan, home equity line of credit or home equity loan. We continue to determine a retail banking household for Community Banking based on aggregating all accounts with the same address. During second quarter 2016 we also updated the products included in the Community Banking cross-sell metrics to capture the average number of business products, in addition to retail products, that have the potential for revenue generation and long-term viability. Products and services that generally do not meet these criteria – such as ATM cards, online banking, bill pay and direct deposit – are not included. We may periodically update the products included in our cross-sell metrics to account for changes in our product offerings.
Our Community Banking cross-sell metrics, as revised for prior periods to conform to the current period presentation, were 6.28, 6.32, 6.31, 6.37 and 6.36 as of February 2016, May 2015 and November 2015, 2014 and 2013, respectively, reflecting a one month reporting lag for each period.

Operating Segment Results
The following discussion provides a description of each of our operating segments, including cross-sell metrics and financial results. Operating segment results for 2016 reflect a shift in expenses between the personnel and other expense categories as

Earnings Performance (continued)

a result of the movement of support staff from the Wholesale Banking and WIM segments into a consolidated organization within the Community Banking segment. Personnel expenses associated with the transferred support staff are now being allocated from Community Banking back to the Wholesale Banking and WIM segments through other expense.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including checking and savings accounts, credit and debit cards, and automobile, student, and small business lending.

These products also include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. The Community Banking segment also includes the results of our Corporate Treasury activities net of allocations in support of the other operating segments and results of investments in our affiliated venture capital partnerships. Our retail banking household cross-sell (on the revised basis described above) was 6.27 products per household in May 2016, compared with 6.32 in May 2015. Table 4a provides additional financial information for Community Banking.

Table 4a: Community Banking

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2016	2015	% Change	2016	2015	% Change
Net interest income	$7,379	7,277	1%	$14,847	14,424	3%
Noninterest income:
Service charges on deposit accounts	773	747	3	1,526	1,439	6
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	455	523	(13)	905	1,029	(12)
Trust and investment management (1)	204	209	(2)	409	423	(3)
Investment banking (2)	(50)	(24)	NM	(69)	(60)	(15)
Total trust and investment fees	609	708	(14)	1,245	1,392	(11)
Card fees	907	845	7	1,759	1,635	8
Other fees	366	363	1	738	722	2
Mortgage banking	1,325	1,575	(16)	2,833	3,010	(6)
Insurance	—	32	(100)	2	63	(97)
Net losses from trading activities	(60)	(89)	33	(87)	(6)	NM
Net gains on debt securities	394	68	479	613	274	124
Net gains from equity investments (3)	164	323	(49)	339	613	(45)
Other income of the segment	347	118	194	1,003	512	96
Total noninterest income	4,825	4,690	3	9,971	9,654	3

Total revenue	12,204	11,967	2	24,818	24,078	3

Provision for credit losses	689	397	74	1,409	1,055	34
Noninterest expense:
Personnel expense	4,662	4,398	6	9,280	8,916	4
Equipment	466	434	7	959	895	7
Net occupancy	521	514	1	1,031	1,041	(1)
Core deposit and other intangibles	129	143	(10)	257	287	(10)
FDIC and other deposit assessments	148	128	16	294	258	14
Outside professional services	264	241	10	449	421	7
Operating losses	292	402	(27)	699	628	11
Other expense of the segment	166	459	(64)	515	864	(40)
Total noninterest expense	6,648	6,719	(1)	13,484	13,310	1
Income before income tax expense and noncontrolling interests	4,867	4,851	—	9,925	9,713	2
Income tax expense	1,667	1,620	3	3,364	2,910	16
Net income from noncontrolling interests (4)	21	16	31	86	41	110
Net income	$3,179	3,215	(1)	$6,475	6,762	(4)
Average loans	$485.7	472.3	3	$485.0	472.3	3
Average deposits	703.7	654.8	7	693.3	649.1	7
NM – Not meaningful

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels and is eliminated in consolidation.

(2)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(3)	Predominantly represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests largely associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $3.2 billion, down $36 million, or 1%, from second quarter 2015, and $6.5 billion for the first half of 2016, down $287 million, or 4%, compared with the same period a year ago. First half 2015 results included a discrete tax benefit of $359 million. Revenue of $12.2 billion increased $237 million, or 2%, from second quarter 2015, and was $24.8 billion for the first half of 2016, an increase of $740 million, or 3%, compared with the same period last year. The increase in revenue was due to higher other income driven by gains on debt securities, positive hedge ineffectiveness related to our long term debt hedging results, net interest income, and revenue from debit and credit card volumes, partially offset by lower gains on equity investments, mortgage banking revenue, and trust and investment fees. Average loans of $485.7 billion in second quarter 2016 increased $13.4 billion, or 3%, from second quarter 2015, and average loans of $485.0 billion in the first half of 2016 increased $12.7 billion, or 3%, from the first half of 2015. Average deposits increased $48.9 billion, or 7%, from second quarter 2015 and $44.2 billion, or 7%, from the first half of 2015. Primary consumer checking customers as of May 2016 (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) were up 4.7% from May 2015. Noninterest expense decreased 1% from second quarter 2015 and increased 1% from the first half of 2015. The decrease from second quarter 2015 was driven by lower operating losses and foreclosed assets expense, partially offset by higher personnel expense. The increase from the first half of 2015 was due to higher personnel expense and operating losses, partially offset by lower foreclosed assets expense, data processing, and other expense. The provision for credit losses increased $292 million from second quarter 2015 and $354 million from the first half of 2015 substantially due to allowance releases in the prior year compared with an allowance build, reflecting loan growth in the automobile and credit card portfolios.

Wholesale Banking provides financial solutions to businesses across the United States and globally with annual sales generally in excess of $5 million. Products and businesses include Business Banking, Middle Market Commercial Banking, Government and Institutional Banking, Corporate Banking, Commercial Real Estate, Treasury Management, Wells Fargo Capital Finance, Insurance, International, Real Estate Capital Markets, Commercial Mortgage Servicing, Corporate Trust, Equipment Finance, Wells Fargo Securities, Principal Investments, and Asset Backed Finance. As previously mentioned, we are currently evaluating changes in our cross-sell methodology to better align our metrics with ongoing changes in Wholesale Banking's business and products. Table 4b provides additional financial information for Wholesale Banking.

Table 4b: Wholesale Banking

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2016	2015	% Change	2016	2015	% Change
Net interest income	$3,919	3,591	9%	$7,667	7,028	9%
Noninterest income:
Service charges on deposit accounts	563	541	4	1,118	1,064	5
Trust and investment fees:
Brokerage advisory, commissions and other fees	94	66	42	185	132	40
Trust and investment management	123	101	22	234	201	16
Investment banking	471	476	(1)	821	960	(14)
Total trust and investment fees	688	643	7	1,240	1,293	(4)
Card fees	89	84	6	178	165	8
Other fees	538	743	(28)	1,098	1,461	(25)
Mortgage banking	90	130	(31)	181	243	(26)
Insurance	286	429	(33)	711	827	(14)
Net gains from trading activities	344	207	66	551	484	14
Net gains on debt securities	52	112	(54)	77	184	(58)
Net gains from equity investments	26	183	(86)	92	258	(64)
Other income of the segment	689	(53)	NM	1,329	12	NM
Total noninterest income	3,365	3,019	11	6,575	5,991	10

Total revenue	7,284	6,610	10	14,242	13,019	9

Provision (reversal of provision) for credit losses	385	(84)	558	748	(135)	654
Noninterest expense:
Personnel expense	1,783	1,700	5	3,757	3,539	6
Equipment	16	23	(30)	37	43	(14)
Net occupancy	116	114	2	234	228	3
Core deposit and other intangibles	95	87	9	185	174	6
FDIC and other deposit assessments	88	79	11	174	175	(1)
Outside professional services	276	188	47	490	357	37
Operating losses	38	34	12	75	43	74
Other expense of the segment	1,624	1,279	27	3,052	2,563	19
Total noninterest expense	4,036	3,504	15	8,004	7,122	12
Income before income tax expense and noncontrolling interests	2,863	3,190	(10)	5,490	6,032	(9)
Income tax expense	795	951	(16)	1,514	1,768	(14)
Net income (loss) from noncontrolling interests	(5)	48	NM	(18)	99	NM
Net income	$2,073	2,191	(5)	$3,994	4,165	(4)
Average loans	$451.4	386.2	17	$440.6	383.1	15
Average deposits	425.8	432.4	(2)	426.9	432.1	(1)
NM – Not meaningful
Wholesale Banking had net income of $2.1 billion in second quarter 2016, down $118 million, or 5%, from second quarter 2015. In the first half of 2016, net income of $4.0 billion decreased $171 million, or 4%, from the same period a year ago. The lower results for both the second quarter and first half of 2016 were driven by increased provision for credit losses. Revenue increased $674 million, or 10%, from second quarter 2015 and $1.2 billion, or 9%, from the first half of 2015 on both increased net interest income and noninterest income. Net interest income increased $328 million, or 9%, from second quarter 2015 and $639 million, or 9%, from the first half of 2015 driven by the GE Capital acquisition as well as broad based loan growth. Noninterest income increased $346 million, or 11%, from second quarter 2015 on increased lease income related to the GE Capital acquisition, gain on the sale of the health benefit services business, higher customer accommodation trading, increased trust and investment management fees and higher treasury management fees, partially offset by lower insurance fees related to the first quarter 2016 sale of the crop insurance business, lower commercial real estate brokerage fees, lower gains on equity investments and debt securities, and deconsolidation of our merchant services joint venture in fourth quarter 2015, which resulted in recognizing a proportionate share of that fee income in all other income. Noninterest income increased $584 million,

Earnings Performance (continued)

or 10%, from the first half of 2015 on increased lease income related to the GE Capital acquisition, the gains on sales of the crop insurance and health benefit services businesses, higher customer accommodation trading and higher treasury management fees, partially offset by lower insurance fees related to the sale of the crop insurance business, lower commercial real estate brokerage fees, lower gains on equity investments and debt securities, and deconsolidation of our merchant services joint venture. Average loans of $451.4 billion in second quarter 2016 increased $65.2 billion, or 17%, from second quarter 2015, driven by the GE Capital acquisition and broad based growth in asset-backed finance, commercial real estate, corporate banking, equipment finance and structured real estate. Average deposits of $425.8 billion decreased $6.6 billion, or 2%, from second quarter 2015 reflecting lower interest bearing deposits, primarily in the International business, driven by market volatility and the competitive rate environment. Noninterest expense increased $532 million, or 15%, from second quarter 2015 and $882 million, or 12%, from the first half of 2015, due to increased personnel and operating lease expense related to the GE Capital acquisition as well as increased expenses related to growth initiatives, compliance and regulatory requirements. The provision for credit losses increased $469 million from second quarter 2015 and $883 million from the first half of 2015 driven by increased losses and credit deterioration in the oil and gas portfolio.

Wealth and Investment Management provides a full range of personalized wealth management, investment and retirement products and services to clients across U.S. based businesses including Wells Fargo Advisors, The Private Bank, Abbot Downing, Wells Fargo Institutional Retirement and Trust, and Wells Fargo Asset Management. We deliver financial planning, private banking, credit, investment management and fiduciary services to high-net worth and ultra-high-net worth individuals and families. We also serve clients’ brokerage needs, supply retirement and trust services to institutional clients and provide investment management capabilities delivered to global institutional clients through separate accounts and the Wells Fargo Funds. As previously mentioned, we are currently evaluating changes in our cross-sell methodology to better align our metrics with ongoing changes in WIM's business and products. Table 4c provides additional financial information for WIM.

Table 4c: Wealth and Investment Management

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2016	2015	% Change	2016	2015	% Change
Net interest income	$932	832	12%	$1,875	1,658	13%
Noninterest income:
Service charges on deposit accounts	5	6	(17)	10	10	—
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,208	2,334	(5)	4,362	4,647	(6)
Trust and investment management	718	767	(6)	1,430	1,527	(6)
Investment banking (1)	(1)	(2)	50	(1)	(5)	80
Total trust and investment fees	2,925	3,099	(6)	5,791	6,169	(6)
Card fees	2	1	100	3	2	50
Other fees	5	4	25	9	8	13
Mortgage banking	(2)	(1)	(100)	(4)	(3)	(33)
Insurance	—	—	NM	—	1	(100)
Net gains from trading activities	44	15	193	64	63	2
Net gains on debt securities	1	1	—	1	1	—
Net gains (losses) from equity investments	(1)	11	NM	2	16	(88)
Other income of the segment	8	8	—	22	27	(19)
Total noninterest income	2,987	3,144	(5)	5,898	6,294	(6)

Total revenue	3,919	3,976	(1)	7,773	7,952	(2)

Provision (reversal of provision) for credit losses	2	(10)	NM	(12)	(13)	8
Noninterest expense:
Personnel expense	1,911	1,965	(3)	3,936	4,039	(3)
Equipment	13	14	(7)	28	28	—
Net occupancy	109	111	(2)	221	222	—
Core deposit and other intangibles	75	82	(9)	150	163	(8)
FDIC and other deposit assessments	31	26	19	62	63	(2)
Outside professional services	236	206	15	427	412	4
Operating losses	6	87	(93)	18	149	(88)
Other expense of the segment	595	547	9	1,176	1,084	8
Total noninterest expense	2,976	3,038	(2)	6,018	6,160	(2)
Income before income tax expense and noncontrolling interests	941	948	(1)	1,767	1,805	(2)
Income tax expense	358	359	—	672	683	(2)
Net income (loss) from noncontrolling interests	(1)	3	NM	(1)	7	NM
Net income	$584	586	—	$1,096	1,115	(2)
Average loans	$66.7	59.3	12	$65.4	58.1	13
Average deposits	182.5	168.2	9	183.5	169.2	8
NM – Not meaningful

(1)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.
WIM reported net income of $584 million in second quarter 2016, down $2 million from second quarter 2015. Net income for the first half of 2016 was $1.1 billion, down $19 million, or 2%,

compared with the same period a year ago. The decrease in net income for both periods was driven by lower noninterest income, partially offset by higher net interest income and lower expenses.

Revenue was down $57 million, or 1%, from second quarter 2015 and down $179 million, or 2%, from the first half of 2015, driven by lower asset-based fees and lower brokerage transaction revenue, partially offset by growth in net interest income. Net interest income increased 12% from second quarter 2015, and was up 13% from the first half of 2015, due to growth in loan balances and investment portfolios. Average loan balances of $66.7 billion in second quarter 2016 increased 12% from second quarter 2015. Average loans in the first half of 2016 increased 13% from the same period a year ago. Average loan growth was driven by growth in non-conforming mortgage loans and securities-based lending. Average deposits in second quarter 2016 of $182.5 billion increased 9% from second quarter 2015. Average deposits in the first half of 2016 increased 8% from the same period a year ago. The increase in deposits was due to client repositioning of investment portfolio balances into bank deposits. Noninterest expense was down 2% from second quarter 2015 and the first half of 2015, driven by decreased broker commissions due to reduced sales revenue and lower non-personnel expenses. Total provision for credit losses increased $12 million from second quarter 2015 and $1 million from the first half of 2015.

The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although most of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees earned from advisory accounts are asset-based and depend on changes in the value of the client’s assets as well as the level of assets resulting from inflows and outflows. A major portion of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at June 30, 2016 and 2015.

Table 4d: Retail Brokerage Client Assets

	June 30,
(in billions)	2016	2015
Retail brokerage client assets	$1,455.4	1,428.0
Advisory account client assets	443.7	433.6
Advisory account client assets as a percentage of total client assets	30%	30
Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. These advisory accounts generate fees as a percentage of the market value of the assets, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. For the second quarter and first half of 2016 and 2015, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for the second quarter and first half of 2016 and 2015.

Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended June 30, 2016					Six months ended June 30, 2016
(in billions)	Mar 31, 2016	Inflows (5)	Outflows (6)	Market impact (7)	Jun 30, 2016	Dec 31, 2015	Inflows (5)	Outflows (6)	Market impact (7)	Jun 30, 2016
Client directed (1)	$155.3	9.3	(9.0)	2.9	158.5	154.7	18.2	(18.2)	3.8	158.5
Financial advisor directed (2)	97.4	7.8	(4.8)	3.8	104.2	91.9	15.1	(8.8)	6.0	104.2
Separate accounts (3)	113.5	7.3	(5.2)	3.3	118.9	110.4	13.0	(10.0)	5.5	118.9
Mutual fund advisory (4)	62.0	2.0	(2.9)	1.0	62.1	62.9	3.9	(5.9)	1.2	62.1
Total advisory client assets	$428.2	26.4	(21.9)	11.0	443.7	419.9	50.2	(42.9)	16.5	443.7

	Quarter ended June 30, 2015					Six months ended June 30, 2015
	Mar 31, 2015	Inflows (5)	Outflows (6)	Market impact (7)	Jun 30, 2015	Dec 31, 2014	Inflows (5)	Outflows (6)	Market impact (7)	Jun 30, 2015
Client directed (1)	$163.0	10.5	(10.2)	(1.5)	161.8	159.8	20.8	(18.9)	0.1	161.8
Financial advisor directed (2)	89.9	5.2	(4.8)	1.1	91.4	85.4	10.6	(8.4)	3.8	91.4
Separate accounts (3)	113.6	5.6	(5.2)	(1.0)	113.0	110.7	11.6	(10.1)	0.8	113.0
Mutual fund advisory (4)	68.0	2.7	(3.0)	(0.3)	67.4	66.9	5.6	(5.9)	0.8	67.4
Total advisory client assets	$434.5	24.0	(23.2)	(1.7)	433.6	422.8	48.6	(43.3)	5.5	433.6

(1)
Investment advice and other services are provided to client, but decisions are made by the client and the fees earned are based on a percentage of the advisory account assets, not the number and size of transactions executed by the client.

(2)	Professionally managed portfolios with fees earned based on respective strategies and as a percentage of certain client assets.

(3)	Professional advisory portfolios managed by Wells Fargo asset management advisors or third-party asset managers. Fees are earned based on a percentage of certain client assets.

(4)	Program with portfolios constructed of load-waived, no-load and institutional share class mutual funds. Fees are earned based on a percentage of certain client assets.

(5)	Inflows include new advisory account assets, contributions, dividends and interest.

(6)	Outflows include closed advisory account assets, withdrawals, and client management fees.

(7)	Market impact reflects gains and losses on portfolio investments.

Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, personal trust, employee benefit trust and agency assets through our asset management, wealth and retirement businesses. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Our wealth business manages assets for high net worth clients, and our retirement business provides total retirement management, investments, and trust and custody solutions tailored to meet the needs of institutional clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. Table 4f presents AUM activity for the second quarter and first half of 2016 and 2015.

Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended June 30, 2016					Six months ended June 30, 2016
(in billions)	Mar 31, 2016	Inflows (4)	Outflows (5)	Market impact (6)	Jun 30, 2016	Dec 31, 2015	Inflows (4)	Outflows (5)	Market impact (6)	Jun 30, 2016
Assets managed by WFAM (1):
Money market funds (2)	$113.9	—	(5.0)	—	108.9	123.6	—	(14.7)	—	108.9
Other assets managed	367.1	28.8	(26.4)	5.4	374.9	366.1	55.9	(54.9)	7.8	374.9
Assets managed by Wealth and Retirement (3)	163.4	8.2	(9.2)	2.2	164.6	162.1	17.3	(18.0)	3.2	164.6
Total assets under management	$644.4	37.0	(40.6)	7.6	648.4	651.8	73.2	(87.6)	11.0	648.4

	Quarter ended June 30, 2015					Six months ended June 30, 2015
	Mar 31, 2015	Inflows (4)	Outflows (5)	Market impact (6)	Jun 30, 2015	Dec 31, 2014	Inflows (4)	Outflows (5)	Market impact (6)	Jun 30, 2015
Assets managed by WFAM (1):
Money market funds (2)	$111.3	—	(3.0)	—	108.3	123.1	—	(14.8)	—	108.3
Other assets managed	381.4	25.9	(27.8)	—	379.5	372.6	52.5	(51.0)	5.4	379.5
Assets managed by Wealth and Retirement (3)	166.8	8.9	(8.7)	(1.5)	165.5	165.3	17.7	(17.9)	0.4	165.5
Total assets under management	$659.5	34.8	(39.5)	(1.5)	653.3	661.0	70.2	(83.7)	5.8	653.3

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

(3)
Includes $8.2 billion and $8.9 billion as of December 31, 2015 and 2014 and $7.6 billion and $7.8 billion as of June 30, 2016 and 2015, respectively, of client assets invested in proprietary funds managed by WFAM.

(4)	Inflows include new managed account assets, contributions, dividends and interest.

(5)	Outflows include closed managed account assets, withdrawals and client management fees.

(6)	Market impact reflects gains and losses on portfolio investments.

Balance Sheet Analysis
At June 30, 2016, our assets totaled $1.9 trillion, up $101.6 billion from December 31, 2015. The predominant areas of asset growth were in federal funds sold and other short-term investments, which increased $25.4 billion, investment securities, which increased $5.9 billion, and loans, which increased $40.6 billion (including $25.1 billion from the GE Capital transactions). Additionally, other assets increased $22.4 billion due to $5.9 billion in operating leases from the first quarter 2016 GE Capital transactions, higher receivables related to unsettled trading security transactions and higher fair values for derivative assets designated as hedging instruments due to decreasing interest rates. An increase of $44.4 billion in long-term debt (including debt issued to fund the GE Capital transactions and debt issued that is expected to be eligible under proposed Total Loss Absorbing Capacity (TLAC) rules), deposit growth of $22.2 billion, an increase in short-term borrowings of $22.7 billion, and total equity growth of $8.8 billion from December 31, 2015, were the predominant sources that funded our asset growth in the first half of 2016. Equity growth benefited from $6.2 billion in earnings net of dividends paid.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Investment Securities
Table 5: Investment Securities – Summary

	June 30, 2016			December 31, 2015
(in millions)	Amortized Cost	Net unrealized gain	Fair value	Amortized Cost	Net unrealized gain	Fair value
Available-for-sale securities:
Debt securities	$247,602	4,102	251,704	263,318	2,403	265,721
Marketable equity securities	868	434	1,302	1,058	579	1,637
Total available-for-sale securities	248,470	4,536	253,006	264,376	2,982	267,358
Held-to-maturity debt securities	100,420	3,657	104,077	80,197	370	80,567
Total investment securities (1)	$348,890	8,193	357,083	344,573	3,352	347,925

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.

Table 5 presents a summary of our investment securities portfolio, which increased $5.9 billion from December 31, 2015, predominantly due to purchases of Federal agency mortgage-backed securities in our held-to-maturity portfolio. The increase in investment securities was partially offset by sales and pay-downs of Federal agency mortgage-backed securities and sales of U.S. Treasury securities in our available-for-sale portfolio.
The total net unrealized gains on available-for-sale securities were $4.5 billion at June 30, 2016, up from $3.0 billion at December 31, 2015, due to a decline in interest rates. For a discussion of our investment management objectives and practices, see the "Balance Sheet Analysis" section in our 2015 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. Of the $328 million in OTTI write-downs recognized in earnings in the first half of 2016, $91 million related to debt securities and $4 million related to marketable equity securities, which are included in available-for-sale securities. Another $233 million in OTTI write-downs were related to nonmarketable equity investments, which are included in other assets. OTTI write-downs recognized in earnings related to oil and gas investments totaled $153 million in the first half of 2016, of which $51 million related to investment securities and $102 million related to nonmarketable equity investments. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form

10-K and Note 4 (Investment Securities) to Financial Statements in this Report.
At June 30, 2016, investment securities included $56.2 billion of municipal bonds, of which 95.3% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are substantially all investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.
The weighted-average expected maturity of debt securities available-for-sale was 5.6 years at June 30, 2016. Because 46% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.

Balance Sheet Analysis (continued)

Table 6: Mortgage-Backed Securities Available for Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At June 30, 2016
Actual	$115.8	3.6	4.7
Assuming a 200 basis point:
Increase in interest rates	106.4	(5.8)	6.7
Decrease in interest rates	117.6	5.4	2.8

The weighted-average expected maturity of debt securities held-to-maturity was 5.4 years at June 30, 2016. See Note 4 (Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.
Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans increased $40.6 billion from December 31, 2015, predominantly due to growth in commercial and industrial, real estate mortgage and lease financing loans within the commercial loan portfolio segment, which included $25.1 billion of commercial and industrial loans and capital leases acquired from GE Capital.

Table 7: Loan Portfolios

(in millions)	June 30, 2016	December 31, 2015
Commercial	$494,538	456,583
Consumer	462,619	459,976
Total loans	$957,157	916,559
Change from prior year-end	$40,598	54,008

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

Table 8: Maturities for Selected Commercial Loan Categories

	June 30, 2016				December 31, 2015
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$101,026	197,113	25,719	323,858	91,214	184,641	24,037	299,892
Real estate mortgage	19,903	70,878	37,539	128,320	18,622	68,391	35,147	122,160
Real estate construction	8,454	13,626	1,307	23,387	7,455	13,284	1,425	22,164
Total selected loans	$129,383	281,617	64,565	475,565	117,291	266,316	60,609	444,216
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$19,814	30,478	24,703	74,995	16,819	27,705	23,533	68,057
Loans at floating/variable interest rates	109,569	251,139	39,862	400,570	100,472	238,611	37,076	376,159
Total selected loans	$129,383	281,617	64,565	475,565	117,291	266,316	60,609	444,216

Deposits
Deposits increased $22.2 billion from December 31, 2015, to $1.25 trillion, reflecting continued broad-based growth in our consumer and small business banking deposits. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.

Table 9: Deposits

($ in millions)	Jun 30, 2016	% of total deposits	Dec 31, 2015	% of total deposits	% Change
Noninterest-bearing	$361,934	29%	$351,579	29%	3
Interest-bearing checking	41,316	3	40,115	3	3
Market rate and other savings	657,145	53	651,563	54	1
Savings certificates	25,589	2	28,614	2	(11)
Other time and deposits	60,858	5	49,032	4	24
Deposits in foreign offices (1)	98,631	8	102,409	8	(4)
Total deposits	$1,245,473	100%	$1,223,312	100%	2

(1)	Includes Eurodollar sweep balances of $63.5 billion and $71.1 billion at June 30, 2016, and December 31, 2015, respectively.

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
Table 10: Fair Value Level 3 Summary

	June 30, 2016		December 31, 2015
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value (2)	$384.3	26.4	384.2	27.6
As a percentage of total assets	20%	1	21	2
Liabilities carried at fair value	$32.4	1.6	29.6	1.5
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

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

Equity
Total equity was $202.7 billion at June 30, 2016 compared with $193.9 billion at December 31, 2015. The increase was predominantly driven by a $6.2 billion increase in retained earnings from earnings net of dividends paid, and a $2.6 billion increase in preferred stock, partially offset by a net reduction in common stock due to repurchases.

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

Commitments to Lend and Purchase Securities
We enter into commitments to lend funds to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we make commitments, we are exposed to credit risk. However, the maximum credit risk for these commitments will generally be lower than the contractual amount because a portion of these commitments is expected to expire without being used by the customer. For more information on lending commitments, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report. We also enter into commitments to purchase securities under resale agreements. For more information on commitments to purchase securities under resale agreements, see Note 3 (Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments) to Financial Statements in this Report.

Transactions with Unconsolidated Entities
We routinely enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions. For more information on securitizations, including sales proceeds and cash flows from securitizations, see Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

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

Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivatives are recorded on the balance sheet at fair value and volume can be measured in terms of the notional amount, which is generally not exchanged, but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments.
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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Jun 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$323,858	299,892
Real estate mortgage	128,320	122,160
Real estate construction	23,387	22,164
Lease financing	18,973	12,367
Total commercial	494,538	456,583
Consumer:
Real estate 1-4 family first mortgage	277,162	273,869
Real estate 1-4 family junior lien mortgage	49,772	53,004
Credit card	34,137	34,039
Automobile	61,939	59,966
Other revolving credit and installment	39,609	39,098
Total consumer	462,619	459,976
Total loans	$957,157	916,559

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

Risk Management - Credit Risk Management (continued)

Credit Quality Overview  Credit quality remained solid in second quarter 2016 as our loss rate remained low at 0.39%. We continued to benefit from improvements in the performance of our residential real estate portfolio, which was more than offset by losses in our oil and gas portfolio. In particular:

•
Nonaccrual loans were $12.0 billion at June 30, 2016, up from $11.4 billion at December 31, 2015. Although commercial nonaccrual loans increased to $4.5 billion at June 30, 2016, compared with $2.4 billion at December 31, 2015, consumer nonaccrual loans declined to $7.5 billion at June 30, 2016, compared with $9.0 billion at December 31, 2015. The increase in commercial nonaccrual loans was largely driven by loans in our oil and gas portfolio. The decline in consumer nonaccrual loans, which reflects an improving housing market, partially offset the increase in commercial nonaccrual loans. Nonaccrual loans represented 1.25% of total loans at June 30, 2016, compared with 1.24% at December 31, 2015.

•
Net charge-offs (annualized) as a percentage of average total loans increased to 0.39% in both the second quarter and first half of 2016, compared with 0.30% and 0.32%, respectively, for the same periods a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.29% and 0.49% in second quarter and 0.25% and 0.53% in the first half of 2016, respectively, compared with 0.06% and 0.53% in the second quarter and 0.05% and 0.56% in the first half of 2015.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $58 million and $730 million in our commercial and consumer portfolios, respectively, at June 30, 2016, compared with $114 million and $867 million at December 31, 2015.

•
Our provision for credit losses was $1.1 billion and $2.2 billion in the second quarter and first half of 2016, respectively, compared with $300 million and $908 million, for the same periods a year ago.

•	The allowance for credit losses increased to $12.7 billion, or 1.33% of total loans, at June 30, 2016 from $12.5 billion, or 1.37%, at December 31, 2015.

Additional information on our loan portfolios and our credit quality trends follows.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans at June 30, 2016, which included $1.0 billion from the GE Capital acquisitions, totaled $19.3 billion, compared with $20.0 billion at December 31, 2015, and $58.8 billion at December 31, 2008. Such loans are considered to be accruing due to the existence of the accretable yield amount, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield at June 30, 2016, was $15.7 billion.
A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. Since December 31, 2008, we have released $11.7 billion in nonaccretable difference, including $9.8 billion transferred from the nonaccretable difference to the accretable yield due to decreases in our initial estimate of loss on contractual amounts, and $1.9 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is a $10.0 billion reduction from December 31, 2008, through June 30, 2016, in our initial projected losses of $41.0 billion on all PCI loans acquired in the Wachovia acquisition. At June 30, 2016, $2.2 billion in nonaccretable difference, which included $308 million from the GE Capital acquisitions, remained to absorb losses on PCI loans.
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
The commercial and industrial loans and lease financing portfolio totaled $342.8 billion, or 36% of total loans, at June 30, 2016. The annualized net charge-off rate for this portfolio was 0.45% and 0.40% in the second quarter and first half of 2016, respectively, compared with 0.11% and 0.10% for the same periods a year ago. At June 30, 2016, 1.04% of this portfolio was nonaccruing, compared with 0.44% at December 31, 2015, an increase of $2.2 billion. Also, $28.2 billion of this portfolio was internally classified as criticized in accordance with regulatory guidance at June 30, 2016, compared with $19.1 billion at December 31, 2015. The increase in criticized loans, which also includes the increase in nonaccrual loans, was due to the initial classification of loans and capital leases acquired from GE Capital, and to deterioration in the oil and gas portfolio. Based on preliminary evaluation and refinement of our initial classification of the criticized loans and leases acquired from GE Capital, we expect continued classification improvement.
Most of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 12 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $51.5 billion of foreign loans at June 30, 2016. Foreign loans totaled $13.9 billion within the investor category, $16.6 billion within the financial institutions category and $2.2 billion within the oil and gas category.
The investors category includes loans to special purpose vehicles (SPVs) formed by sponsoring entities to invest in financial assets backed predominantly by commercial and residential real estate or corporate cash flow, and are repaid from the asset cash flows or the sale of assets by the SPV. We limit loan amounts to a percentage of the value of the underlying assets, as determined by us, based on analysis of underlying credit risk and other factors such as asset duration and ongoing performance.

We provide financial institutions with a variety of relationship focused products and services, including loans supporting short-term trade finance and working capital needs. The $16.6 billion of foreign loans in the financial institutions category were predominantly originated by our Global Financial Institutions (GFI) business.
The oil and gas loan portfolio totaled $17.1 billion, or 2% of total outstanding loans at June 30, 2016, compared with $17.4 billion, or 2% of total outstanding loans, at December 31, 2015. Unfunded loan commitments in the oil and gas loan portfolio totaled $22.0 billion at June 30, 2016. Approximately half of our oil and gas loans were to businesses in the exploration and production (E&P) sector. Most of these E&P loans are secured by oil and/or gas reserves and have underlying borrowing base arrangements which include regular (typically semi-annual) “redeterminations” that consider refinements to borrowing structure and prices used to determine borrowing limits. The majority of the other oil and gas loans were to midstream companies. We proactively monitor our oil and gas loan portfolio and work with customers to address any emerging issues. Oil and gas nonaccrual loans increased to $2.6 billion at June 30, 2016, compared with $844 million at December 31, 2015, due to weaker borrower financial performance.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry (1)

	June 30, 2016
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$8	53,861		6%
Financial institutions	24	37,837		4
Cyclical retailers	61	24,572		2
Oil and gas	2,550	17,064		2
Healthcare	35	16,288		2
Industrial equipment	33	15,387		2
Food and beverage	98	15,005		2
Real estate lessor	—	14,884		1
Technology	61	11,999		1
Transportation	106	9,455		1
Public administration	8	9,188		1
Business services	33	8,772		1
Other	559	108,519	(3)	11
Total	$3,576	342,831		36%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $1.1 billion of PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $6.8 billion.

Risk Management - Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.7 billion of foreign CRE loans, totaled $151.7 billion, or 16% of total loans, at June 30, 2016, and consisted of $128.3 billion of mortgage loans and $23.4 billion of construction loans.
Table 13 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, Texas, New York and Florida, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 28% and apartments at 16% of the portfolio. CRE nonaccrual loans totaled 0.6% of the CRE outstanding balance at June 30, 2016, compared with 0.7% at December 31, 2015. At June 30, 2016, we had $6.0 billion of criticized CRE mortgage loans, compared with $6.8 billion at December 31, 2015, and $514 million of criticized CRE construction loans, compared with $549 million at December 31, 2015.
At June 30, 2016, the recorded investment in PCI CRE loans totaled $516 million, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.

Table 13: CRE Loans by State and Property Type

	June 30, 2016
	Real estate mortgage			Real estate construction			Total
(in millions)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	% of total loans
By state:
California	$201	36,619		11	4,403		212	41,022		4%
Texas	46	9,489		—	1,974		46	11,463		1
New York	34	9,145		1	2,148		35	11,293		1
Florida	110	8,559		1	2,039		111	10,598		1
North Carolina	50	3,844		10	964		60	4,808		1
Arizona	34	3,989		1	499		35	4,488		*
Washington	52	3,610		—	737		52	4,347		*
Georgia	36	3,604		6	563		42	4,167		*
Virginia	10	2,897		—	1,009		10	3,906		*
Illinois	26	3,300		—	400		26	3,700		*
Other	273	43,264		29	8,651		302	51,915	(2)	5
Total	$872	128,320		59	23,387		931	151,707		16%
By property:
Office buildings	$280	39,972		—	2,888		280	42,860		4%
Apartments	28	15,405		3	8,474		31	23,879		2
Industrial/warehouse	135	15,033		—	1,311		135	16,344		2
Retail (excluding shopping center)	110	14,948		—	817		110	15,765		2
Shopping center	40	10,317		—	1,380		40	11,697		1
Hotel/motel	16	9,923		—	1,510		16	11,433		1
Real estate - other	95	8,498		—	198		95	8,696		1
Institutional	31	3,051		—	902		31	3,953		*
Agriculture	49	2,563		—	11		49	2,574		*
1-4 family structure	—	3		7	2,502		7	2,505		*
Other	88	8,607		49	3,394		137	12,001		1
Total	$872	128,320		59	23,387		931	151,707		16%

*	Less than 1%.

(1)
Includes a total of $516 million PCI loans, consisting of $446 million of real estate mortgage and $70 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.7 billion.

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At June 30, 2016, foreign loans totaled $60.7 billion, representing approximately 6% of our total consolidated loans outstanding, compared with $58.6 billion, or approximately 6% of total consolidated loans outstanding, at December 31, 2015. Foreign loans were approximately 3% of our consolidated total assets at June 30, 2016 and at December 31, 2015.
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
We evaluate our individual country risk exposure based on our assessment of ultimate risk, which is normally based on the country of residence of the guarantor or collateral location, and may be different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at June 30, 2016, was the United Kingdom, which totaled $27.1 billion, or approximately 1% of our total assets, and included $4.0 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. The Brexit vote did not have a material impact on our United Kingdom or other foreign exposure as of June 30, 2016. We will continue to monitor the relationship between the United Kingdom and the European Union and assess the related risks. Our exposure to Canada, our second largest foreign country exposure on an ultimate risk basis, totaled $17.9 billion at June 30, 2016, up $2.9 billion from December 31, 2015, predominantly due to the GE Capital acquisitions.

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
Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, on an ultimate risk basis. Our exposure to Puerto Rico (considered part of U.S. exposure) is largely through automobile lending and was not material to our consolidated country risk exposure.

Risk Management - Credit Risk Management (continued)

Table 14: Select Country Exposures

	June 30, 2016
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
Top 20 country exposures:
United Kingdom	$3,999	17,137	4	3,421	—	2,499	4,003	23,057	27,060
Canada	1	16,306	—	841	—	776	1	17,923	17,924
Cayman Islands	—	5,066	—	—	—	252	—	5,318	5,318
Germany	2,058	1,491	—	184	—	424	2,058	2,099	4,157
Ireland	17	3,530	—	154	—	118	17	3,802	3,819
Bermuda	—	3,374	—	81	—	181	—	3,636	3,636
Netherlands	—	1,935	—	422	—	95	—	2,452	2,452
Brazil	—	2,173	—	(7)	—	5	—	2,171	2,171
India	—	1,904	—	198	—	9	—	2,111	2,111
Australia	—	1,067	—	874	—	96	—	2,037	2,037
France	—	790	—	953	—	194	—	1,937	1,937
China	—	1,662	(2)	86	74	1	72	1,749	1,821
South Korea	—	1,515	(12)	95	3	—	(9)	1,610	1,601
Switzerland	—	1,512	—	4	—	38	—	1,554	1,554
Turkey	—	1,372	—	86	—	—	—	1,458	1,458
Chile	—	1,384	—	20	—	48	—	1,452	1,452
Guernsey	—	1,423	—	—	—	2	—	1,425	1,425
Mexico	257	1,025	—	12	—	5	257	1,042	1,299
Jersey, C.I.	—	772	—	214	—	29	—	1,015	1,015
Luxembourg	—	700	—	139	—	23	—	862	862
Total top 20 country exposures	$6,332	66,138	(10)	7,777	77	4,795	6,399	78,710	85,109
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$2,075	8,446	—	1,852	—	854	2,075	11,152	13,227
Austria	—	620	—	—	—	—	—	620	620
Spain	—	349	—	91	—	3	—	443	443
Belgium	—	300	—	38	—	1	—	339	339
Other Eurozone exposure (6)	22	93	—	59	—	8	22	160	182
Total Eurozone exposure	$2,097	9,808	—	2,040	—	866	2,097	12,714	14,811

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $16 million in PCI loans, predominantly to customers in Germany and the Netherlands, and $1.1 billion in defeased leases secured primarily by U.S. Treasury and government agency securities, or government guaranteed.

(2)	Represents exposure on debt and equity securities of foreign issuers. Long and short positions are netted and net short positions are reflected as negative exposure.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At June 30, 2016, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $2.1 billion, which was offset by the notional amount of CDS purchased of $2.2 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $36.5 billion exposure to financial institutions and $43.8 billion to non-financial corporations at June 30, 2016.

(5)	Consists of exposure to Germany, Ireland, Netherlands, France and Luxembourg included in Top 20.

(6)
Includes non-sovereign exposure to Italy, Greece and Portugal in the amount of $96 million, $29 million and $21 million respectively. We had no sovereign debt exposure to these countries at June 30, 2016.

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS  Our real estate 1-4 family first and junior lien mortgage loans, as presented in Table 15, include loans we have made to customers and retained as part of our asset/liability management strategy, the Pick-a-Pay portfolio acquired from

Wachovia which is discussed later in this Report and other purchased loans, and loans included on our balance sheet as a result of consolidation of variable interest entities (VIEs).

Table 15: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	June 30, 2016		December 31, 2015
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$277,162	85%	$273,869	84%
Real estate 1-4 family junior lien mortgage	49,772	15	53,004	16
Total real estate 1-4 family mortgage loans	$326,934	100%	$326,873	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 8% and 9% of total loans at June 30, 2016, and December 31, 2015, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 38% at June 30, 2016, as a result of our modification activities and customers exercising their option to convert to fixed payments. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2015 Form 10-K.
Part of our credit monitoring includes tracking delinquency, FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in second quarter 2016 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at June 30, 2016, totaled $6.7 billion, or 2% of total non-PCI mortgages, compared with $8.3 billion, or 3%, at December 31, 2015. Loans with FICO scores lower than 640 totaled $18.9 billion, or 6% of total non-PCI mortgages at June 30, 2016, compared with $21.1 billion, or 7%, at December 31, 2015. Mortgages with a LTV/CLTV greater than 100% totaled $12.3 billion at June 30, 2016, or 4% of total non-PCI mortgages, compared with $15.1 billion, or 5%, at December 31, 2015. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family mortgage loans to borrowers in California represented approximately 12% of total loans at June 30, 2016, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2015 Form 10-K.
Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	June 30, 2016
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$91,494	13,570	105,064	11%
New York	22,456	2,294	24,750	2
Florida	13,948	4,531	18,479	2
New Jersey	12,243	4,269	16,512	2
Virginia	7,364	2,848	10,212	1
Texas	8,319	810	9,129	1
Washington	7,287	1,149	8,436	1
Pennsylvania	5,682	2,615	8,297	1
North Carolina	6,021	2,275	8,296	1
Other (1)	64,078	15,360	79,438	8
Government insured/ guaranteed loans (2)	20,580	—	20,580	2
Real estate 1-4 family loans (excluding PCI)	259,472	49,721	309,193	32
Real estate 1-4 family PCI loans (3)	17,690	51	17,741	2
Total	$277,162	49,772	326,934	34%

(1)	Consists of 41 states; no state had loans in excess of $7.1 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

(3)	Includes $12.3 billion in real estate 1-4 family mortgage PCI loans in California.

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio increased $2.4 billion in second quarter 2016 and $3.3 billion in the first half of 2016, as we

Risk Management - Credit Risk Management (continued)

retained $16.2 billion and $28.0 billion in non-conforming originations, consisting of loans that exceed conventional conforming loan amount limits established by federal government-sponsored entities (GSEs), in the second quarter and first half of 2016, respectively.
The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in second quarter 2016, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average real estate 1-4 family first lien mortgage loans improved to 0.02% and 0.05% in the second quarter and first half of 2016, respectively, compared with 0.10% and 0.11% for the same periods a year ago. Nonaccrual loans were $6.0 billion at June 30, 2016, compared with $7.3 billion at December 31, 2015. Improvement in the credit performance was driven by an improving housing environment. Real estate 1-4 family first lien mortgage loans originated after 2008, which generally utilized tighter underwriting standards, have resulted in minimal losses to date and were approximately 70% of our total real estate 1-4 family first lien mortgage portfolio as of June 30, 2016.
Table 17 shows certain delinquency and loss information for the first lien mortgage portfolio and lists the top five states by outstanding balance.

Table 17: First Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
California	$91,494	88,367	1.56%	1.87	(0.09)	(0.07)	(0.05)	(0.05)	(0.02)
New York	22,456	20,962	2.37	3.07	0.11	0.12	0.08	0.13	0.14
Florida	13,948	14,068	4.10	5.14	(0.19)	0.03	0.02	0.16	0.23
New Jersey	12,243	11,825	4.51	5.68	0.42	0.44	0.33	0.38	0.27
Texas	8,319	8,153	2.42	2.80	0.09	0.10	0.02	—	0.02
Other	90,432	88,951	2.86	3.72	0.10	0.18	0.21	0.23	0.22
Total	238,892	232,326	2.46%	3.11	0.02	0.08	0.09	0.11	0.12
Government insured/guaranteed loans	20,580	22,353
PCI	17,690	19,190
Total first lien mortgages	$277,162	273,869
Pick‑a‑Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 18 provides balances by types of loans as of June 30, 2016, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $22.2 billion at June 30, 2016, compared with $61.0 billion at acquisition. Due to loan modification and loss mitigation efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 14% of the total Pick-a-Pay portfolio at June 30, 2016, compared with 51% at acquisition.

Table 18: Pick-a-Pay Portfolio – Comparison to Acquisition Date

			December 31,
	June 30, 2016		2015		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$15,278	38%	$16,828	39%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	5,204	13	5,706	13	15,763	14
Full-term loan modifications	20,092	49	21,193	48	—	—
Total adjusted unpaid principal balance	$40,574	100%	$43,727	100%	$115,700	100%
Total carrying value	$35,966		39,065		95,315

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

Table 19: Pick-a-Pay Portfolio (1)

	June 30, 2016
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)
California	$15,462	67%	$12,246	53%	$8,858	49%
Florida	1,757	78	1,327	57	1,849	62
New Jersey	726	81	546	59	1,223	68
New York	506	75	430	58	606	65
Texas	190	52	169	46	723	41
Other states	3,590	77	2,843	60	5,146	63
Total Pick-a-Pay loans	$22,231	70	$17,561	54	$18,405	56

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2016.

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

(4)	Carrying value does not reflect related allowance for loan losses but does reflect remaining purchase accounting adjustments and any charge-offs.

(5)	The ratio of carrying value to current value is calculated as the carrying value divided by the collateral value.

In second quarter 2016, we completed over 900 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications. We have completed over 134,000 modifications since the Wachovia acquisition, resulting in over $6.1 billion of principal forgiveness to our Pick-a-Pay customers. There remains $12.7 million of conditional forgiveness, all of which has been charged off, that can be earned by borrowers through performance over a three-year period.
Due to better than expected performance observed on the PCI portion of the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $7.1 billion from the nonaccretable difference to the accretable yield since acquisition. Our cash flows expected to be collected have been favorably affected by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. These factors are expected to reduce the frequency and severity of defaults and keep these loans performing for a longer period, thus increasing future principal and interest cash flows. The resulting increase in the accretable yield will be realized over the remaining life of the portfolio, which is estimated to have a weighted-average remaining life of approximately 11.5 years at June 30, 2016. The weighted average remaining life decreased slightly from December 31, 2015 due to the passage of time. The accretable yield percentage at June 30, 2016, was 6.68%, up from 6.21% at the end of 2015 due to favorable changes in the expected timing and composition of cash flows resulting from improving credit and prepayment expectations. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.

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

Risk Management - Credit Risk Management (continued)

Junior Lien Mortgage Portfolio  The junior lien mortgage portfolio consists of residential mortgage lines and loans that are subordinate in rights to an existing lien on the same property. It is not unusual for these lines and loans to have draw periods, interest only payments, balloon payments, adjustable rates and similar features. Substantially all of our junior lien loan products are amortizing payment loans with fixed interest rates and repayment periods between five to 30 years.
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
Table 20 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2015, predominantly reflects loan paydowns. As of June 30, 2016, 14% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 2.59% were 30 days or more past due. CLTV means the ratio of the total loan balance of first lien mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 6% of the junior lien mortgage portfolio at June 30, 2016.

Table 20: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss rate (annualized) quarter ended
(in millions)	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
California	$13,570	14,554	1.83%	2.03	0.07	0.27	0.12	0.21	0.27
Florida	4,531	4,823	2.23	2.45	0.76	0.79	0.51	1.02	0.82
New Jersey	4,269	4,462	2.77	3.06	1.10	0.84	0.77	1.23	1.02
Virginia	2,848	2,991	1.87	2.05	0.87	0.80	0.77	0.73	0.75
Pennsylvania	2,615	2,748	2.09	2.35	0.58	0.55	0.66	0.79	0.97
Other	21,888	23,357	1.97	2.24	0.53	0.63	0.68	0.70	0.76
Total	49,721	52,935	2.02%	2.27	0.49	0.57	0.52	0.64	0.66
PCI	51	69
Total junior lien mortgages	$49,772	53,004

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
On a monthly basis, we monitor the payment characteristics of borrowers in our junior lien portfolio. In June 2016, approximately 48% of these borrowers paid only the minimum amount due and approximately 47% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 36% paid only the minimum amount due and approximately 60% paid more than the minimum amount due.
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
Table 21 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and senior lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.0 billion, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $76 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 21: Junior Lien Mortgage Line and Loan and Senior Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance June 30, 2016	Remainder of 2016	2017	2018	2019	2020	2021 and thereafter (1)	Amortizing
Junior lien lines and loans	$49,721	1,969	4,612	2,671	1,075	964	25,546	12,884
First lien lines	15,728	258	688	825	374	345	11,274	1,964
Total (2)(3)	$65,449	2,227	5,300	3,496	1,449	1,309	36,820	14,848
% of portfolios	100%	3	8	5	2	2	56	24

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2026, with annual scheduled amounts through that date ranging from $2.5 billion to $8.4 billion and averaging $6.1 billion per year.

(2)	Junior and first lien lines are mostly interest-only during their draw period. The unfunded credit commitments for junior and first lien lines totaled $67.2 billion at June 30, 2016.

(3)
Includes scheduled end-of-term balloon payments for lines and loans totaling $82 million, $308 million, $388 million, $367 million, $395 million and $1.0 billion for 2016 2017, 2018, 2019, 2020, and 2021 and thereafter, respectively. Amortizing lines and loans include $127 million of end-of-term balloon payments, which are past due. At June 30, 2016, $488 million, or 5% of outstanding lines of credit that are amortizing, are 30 days or more past due compared to $768 million or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $34.1 billion at June 30, 2016, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.25% for second quarter 2016, compared with 3.21% for second quarter 2015 and 3.20% for the first half of both 2016 and 2015.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $61.9 billion at June 30, 2016. The net charge-off rate (annualized) for our automobile portfolio was 0.59% for second quarter 2016, compared with 0.48% for second quarter 2015 and 0.72% and 0.60% for the first half of 2016 and 2015, respectively. The increase in net charge-offs in 2016 as compared with 2015 was consistent with trends in the automobile lending industry.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $39.6 billion at June 30, 2016, and primarily included student and security-based loans. Student loans totaled $12.3 billion at June 30, 2016. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.32% for second quarter 2016, compared with 1.26% for second quarter 2015 and 1.37% and 1.29% for the first half of 2016 and 2015, respectively.

Risk Management - Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 22 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs decreased $433 million from first quarter 2016 to $13.1 billion. Nonaccrual loans decreased $271 million from first quarter to $12.0 billion as an $809 million decrease in consumer nonaccruals, which included the sale of certain nonaccrual loans during second quarter, was partially offset by a $651 million increase in oil and gas nonaccruals. Foreclosed assets of $1.1 billion were down $162 million from first quarter 2016.

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate and automobile loans are discharged in bankruptcy, regardless of their delinquency status.

Table 22: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$3,464	1.07%	$2,911	0.91%	$1,363	0.45%	$1,031	0.35%
Real estate mortgage	872	0.68	896	0.72	969	0.79	1,125	0.93
Real estate construction	59	0.25	63	0.27	66	0.30	151	0.70
Lease financing	112	0.59	99	0.52	26	0.21	29	0.24
Total commercial	4,507	0.91	3,969	0.81	2,424	0.53	2,336	0.52
Consumer:
Real estate 1-4 family first mortgage (1)	5,970	2.15	6,683	2.43	7,293	2.66	7,425	2.74
Real estate 1-4 family junior lien mortgage	1,330	2.67	1,421	2.77	1,495	2.82	1,612	2.95
Automobile	111	0.18	114	0.19	121	0.20	123	0.21
Other revolving credit and installment	45	0.11	47	0.12	49	0.13	41	0.11
Total consumer	7,456	1.61	8,265	1.80	8,958	1.95	9,201	2.02
Total nonaccrual loans (2)(3)(4)	11,963	1.25	12,234	1.29	11,382	1.24	11,537	1.28
Foreclosed assets:
Government insured/guaranteed (5)	321		386		446		502
Non-government insured/guaranteed	796		893		979		1,265
Total foreclosed assets	1,117		1,279		1,425		1,767
Total nonperforming assets	$13,080	1.37%	$13,513	1.43%	$12,807	1.40%	$13,304	1.47%
Change in NPAs from prior quarter	$(433)		706		(497)		(1,097)

(1)	Includes MHFS of $155 million, $157 million, $177 million, and $96 million at June 30 and March 31, 2016, and December 31 and September 30, 2015, respectively.

(2)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

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

Table 23 provides an analysis of the changes in nonaccrual loans.

Table 23: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Commercial nonaccrual loans
Balance, beginning of period	$3,969	2,424	2,336	2,522	2,192
Inflows	1,936	2,291	793	382	840
Outflows:
Returned to accruing	(32)	(34)	(44)	(26)	(20)
Foreclosures	(6)	(4)	(72)	(32)	(11)
Charge-offs	(420)	(317)	(243)	(135)	(117)
Payments, sales and other (1)	(940)	(391)	(346)	(375)	(362)
Total outflows	(1,398)	(746)	(705)	(568)	(510)
Balance, end of period	4,507	3,969	2,424	2,336	2,522
Consumer nonaccrual loans
Balance, beginning of period	8,265	8,958	9,201	9,921	10,318
Inflows	829	964	1,226	1,019	1,098
Outflows:
Returned to accruing	(546)	(584)	(646)	(676)	(668)
Foreclosures	(85)	(98)	(89)	(99)	(108)
Charge-offs	(167)	(203)	(204)	(228)	(229)
Payments, sales and other (1)	(840)	(772)	(530)	(736)	(490)
Total outflows	(1,638)	(1,657)	(1,469)	(1,739)	(1,495)
Balance, end of period	7,456	8,265	8,958	9,201	9,921
Total nonaccrual loans	$11,963	12,234	11,382	11,537	12,443

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at June 30, 2016:

•
94% of total commercial nonaccrual loans and over 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 77% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $560 million and $2.5 billion have already been recognized on 17% of commercial nonaccrual loans and 49% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•	86% of commercial nonaccrual loans were current on interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	$1.8 billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $1.6 billion were current.

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

Risk Management - Credit Risk Management (continued)

Table 24 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 24: Foreclosed Assets

(in millions)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Summary by loan segment
Government insured/guaranteed	$321	386	446	502	588
PCI loans:
Commercial	124	142	152	297	305
Consumer	91	97	103	126	160
Total PCI loans	215	239	255	423	465
All other loans:
Commercial	313	357	384	437	458
Consumer	268	297	340	405	447
Total all other loans	581	654	724	842	905
Total foreclosed assets	$1,117	1,279	1,425	1,767	1,958
Analysis of changes in foreclosed assets
Balance, beginning of period	$1,279	1,425	1,767	1,958	2,329
Net change in government insured/guaranteed (1)	(65)	(60)	(56)	(86)	(184)
Additions to foreclosed assets (2)	281	290	327	325	300
Reductions:
Sales	(405)	(390)	(719)	(468)	(531)
Write-downs and gains (losses) on sales	27	14	106	38	44
Total reductions	(378)	(376)	(613)	(430)	(487)
Balance, end of period	$1,117	1,279	1,425	1,767	1,958

(1)
Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $45 million, $61 million, $46 million, $38 million and $24 million for the quarters ended June 30 and March 31, 2016, and December 31, September 30, and June 30, 2015, respectively.

(2)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.
Foreclosed assets at June 30, 2016, included $656 million of foreclosed residential real estate, of which 49% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $461 million has been written down to estimated net realizable value. Foreclosed assets at June 30, 2016 decreased compared with December 31, 2015. Of the $1.1 billion in foreclosed assets at June 30, 2016, 50% have been in the foreclosed assets portfolio one year or less.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 25: Troubled Debt Restructurings (TDRs)

(in millions)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Commercial:
Commercial and industrial	$1,951	1,606	1,123	999	808
Real estate mortgage	1,324	1,364	1,456	1,623	1,740
Real estate construction	106	116	125	207	236
Lease financing	5	6	1	1	2
Total commercial TDRs	3,386	3,092	2,705	2,830	2,786
Consumer:
Real estate 1-4 family first mortgage	15,518	16,299	16,812	17,193	17,692
Real estate 1-4 family junior lien mortgage	2,214	2,261	2,306	2,336	2,381
Credit Card	291	295	299	307	315
Automobile	92	97	105	109	112
Other revolving credit and installment	86	81	73	63	58
Trial modifications	364	380	402	421	450
Total consumer TDRs (1)	18,565	19,413	19,997	20,429	21,008
Total TDRs	$21,951	22,505	22,702	23,259	23,794
TDRs on nonaccrual status	$6,404	6,484	6,506	6,709	6,889
TDRs on accrual status (1)	15,547	16,021	16,196	16,550	16,905
Total TDRs	$21,951	22,505	22,702	23,259	23,794

(1)
TDR loans include $1.7 billion, $1.8 billion, $1.8 billion, $1.8 billion, and $1.9 billion at June 30 and March 31, 2016, and December 31, September 30, and June 30, 2015, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and accruing.

Table 25 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $2.4 billion and $2.7 billion at June 30, 2016, and December 31, 2015, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.
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

Risk Management - Credit Risk Management (continued)

Table 26: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Commercial:
Balance, beginning of quarter	$3,092	2,705	2,830	2,786	2,866
Inflows (1)	797	866	474	573	372
Outflows
Charge-offs	(153)	(124)	(109)	(86)	(20)
Foreclosures	—	(1)	(64)	(30)	(5)
Payments, sales and other (2)	(350)	(354)	(426)	(413)	(427)
Balance, end of quarter	3,386	3,092	2,705	2,830	2,786
Consumer:
Balance, beginning of quarter	19,413	19,997	20,429	21,008	21,363
Inflows (1)	508	661	672	753	747
Outflows
Charge-offs	(38)	(67)	(73)	(79)	(71)
Foreclosures	(217)	(238)	(226)	(226)	(242)
Payments, sales and other (2)	(1,085)	(917)	(786)	(998)	(807)
Net change in trial modifications (3)	(16)	(23)	(19)	(29)	18
Balance, end of quarter	18,565	19,413	19,997	20,429	21,008
Total TDRs	$21,951	22,505	22,702	23,259	23,794

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $6 million of loans refinanced or restructured at market terms and qualifying as new loans and removed from TDR classification for the quarter ended December 31, 2015, while no loans were removed from TDR classification for the quarters ended June 30 and March 31, 2016, and September 30 and June 30, 2015.

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at June 30, 2016, were down $193 million, or 20%, from December 31, 2015, due to payoffs, modifications and other loss mitigation activities and credit stabilization. Also, fluctuations from quarter to quarter are influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $11.6 billion at June 30, 2016, down from $13.4 billion at December 31, 2015, due to seasonally lower delinquencies.
Table 27 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 27: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Loans 90 days or more past due and still accruing:
Total (excluding PCI (1)):	$12,385	13,060	14,380	14,405	15,161
Less: FHA insured/VA guaranteed (2)(3)	11,577	12,233	13,373	13,500	14,359
Less: Student loans guaranteed under the FFELP (4)	20	24	26	33	46
Total, not government insured/guaranteed	$788	803	981	872	756
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$36	24	97	53	17
Real estate mortgage	22	8	13	24	10
Real estate construction	—	2	4	—	—
Total commercial	58	34	114	77	27
Consumer:
Real estate 1-4 family first mortgage (3)	169	167	224	216	220
Real estate 1-4 family junior lien mortgage (3)	52	55	65	61	65
Credit card	348	389	397	353	304
Automobile	64	55	79	66	51
Other revolving credit and installment	97	103	102	99	89
Total consumer	730	769	867	795	729
Total, not government insured/guaranteed	$788	803	981	872	756

(1)	PCI loans totaled $2.4 billion, $2.7 billion, $2.9 billion, $3.2 billion, and $3.4 billion at June 30 and March 31, 2016 and December 31, September 30, and June 30, 2015, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

(4)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

Risk Management - Credit Risk Management (continued)

NET CHARGE-OFFS

Table 28: Net Charge-offs

									Quarter ended
	Jun 30, 2016		Mar 31, 2016		Dec 31, 2015		Sep 30, 2015		Jun 30, 2015
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$368	0.46%	$273	0.36%	$215	0.29%	$122	0.17%	$81	0.12%
Real estate mortgage	(20)	(0.06)	(29)	(0.10)	(19)	(0.06)	(23)	(0.08)	(15)	(0.05)
Real estate construction	(3)	(0.06)	(8)	(0.13)	(10)	(0.18)	(8)	(0.15)	(6)	(0.11)
Lease financing	12	0.27	1	0.01	1	0.01	3	0.11	2	0.06
Total commercial	357	0.29	237	0.20	187	0.16	94	0.08	62	0.06
Consumer:
Real estate 1-4 family first mortgage	14	0.02	48	0.07	50	0.07	62	0.09	67	0.10
Real estate 1-4 family junior lien mortgage	62	0.49	74	0.57	70	0.52	89	0.64	94	0.66
Credit card	270	3.25	262	3.16	243	2.93	216	2.71	243	3.21
Automobile	90	0.59	127	0.85	135	0.90	113	0.76	68	0.48
Other revolving credit and installment	131	1.32	138	1.42	146	1.49	129	1.35	116	1.26
Total consumer	567	0.49	649	0.57	644	0.56	609	0.53	588	0.53
Total	$924	0.39%	$886	0.38%	$831	0.36%	$703	0.31%	$650	0.30%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 28 presents net charge-offs for second quarter 2016 and the previous four quarters. Net charge-offs in second quarter 2016 were $924 million (0.39% of average total loans outstanding) compared with $650 million (0.30%) in second quarter 2015.
The increase in commercial and industrial net charge-offs reflected higher oil and gas portfolio losses. Our commercial real estate portfolios were in a net recovery position. Total consumer net charge-offs decreased slightly from the prior year.

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
Table 29 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Table 29: Allocation of the Allowance for Credit Losses (ACL)

	Jun 30, 2016		Dec 31, 2015		Dec 31, 2014		Dec 31, 2013		Dec 31, 2012
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$4,809	34%	$4,231	33%	$3,506	32%	$3,040	29%	$2,789	28%
Real estate mortgage	1,183	13	1,264	13	1,576	13	2,157	14	2,284	13
Real estate construction	1,258	3	1,210	3	1,097	2	775	2	552	2
Lease financing	191	2	167	1	198	1	131	1	89	2
Total commercial	7,441	52	6,872	50	6,377	48	6,103	46	5,714	45
Consumer:
Real estate 1-4 family first mortgage	1,543	29	1,895	30	2,878	31	4,087	32	6,100	31
Real estate 1-4 family junior lien mortgage	980	5	1,223	6	1,566	7	2,534	8	3,462	10
Credit card	1,471	4	1,412	4	1,271	4	1,224	3	1,234	3
Automobile	662	6	529	6	516	6	475	6	417	6
Other revolving credit and installment	652	4	581	4	561	4	548	5	550	5
Total consumer	5,308	48	5,640	50	6,792	52	8,868	54	11,763	55
Total	$12,749	100%	$12,512	100%	$13,169	100%	$14,971	100%	$17,477	100%

	Jun 30, 2016		Dec 31, 2015		Dec 31, 2014		Dec 31, 2013		Dec 31, 2012
Components:
Allowance for loan losses	$11,664		11,545		12,319		14,502		17,060
Allowance for unfunded credit commitments	1,085		967		850		469		417
Allowance for credit losses	$12,749		12,512		13,169		14,971		17,477
Allowance for loan losses as a percentage of total loans	1.22%		1.26		1.43		1.76		2.13
Allowance for loan losses as a percentage of total net charge-offs (1)	314		399		418		322		189
Allowance for credit losses as a percentage of total loans	1.33		1.37		1.53		1.82		2.19
Allowance for credit losses as a percentage of total nonaccrual loans	107		110		103		96		85

(1)	Total net charge-offs are annualized for quarter ended June 30, 2016.

In addition to the allowance for credit losses, there was $2.2 billion at June 30, 2016, and $1.9 billion at December 31, 2015, of nonaccretable difference to absorb losses for PCI loans, which totaled $19.3 billion at June 30, 2016. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. Additionally, loans purchased at fair value, including loans from the GE Capital acquisitions, generally reflect a lifetime credit loss adjustment and therefore do not initially require additions to the allowance as is typically associated with loan growth. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Our nonaccrual loans consisted primarily of real estate 1-4 family first and junior lien mortgage loans at June 30, 2016.
The allowance for credit losses increased $237 million, or 2%, from December 31, 2015, due to an increase in our commercial allowance reflecting deterioration in the oil and gas portfolio, and loan growth in the commercial, automobile and credit card portfolios, partially offset by continued improvement in the residential real estate portfolios. Total provision for credit losses was $1.1 billion in second quarter 2016, compared with $300 million in second quarter 2015. The increase in the provision for credit losses reflected deterioration in the oil and gas portfolio as well as the growth in the loan portfolios mentioned above.
We believe the allowance for credit losses of $12.7 billion at June 30, 2016, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. Approximately $1.6 billion of the allowance at June 30, 2016 was allocated to our oil and gas portfolio, compared with $1.2 billion at December 31, 2015. This represented 9.2% and 6.7% of total oil and gas loans outstanding at June 30, 2016, and December 31, 2015, respectively. However, the entire allowance is available to absorb credit losses inherent in the total loan

Risk Management - Credit Risk Management (continued)

portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K.
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
Because we retain the servicing for substantially all of the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.6 trillion in the residential mortgage loan servicing portfolio at June 30, 2016, 95% was current and less than 2% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 4.65% at June 30, 2016, compared with 5.18% at December 31, 2015. Two percent of this portfolio is private label securitizations for which we originated the loans and, therefore have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at June 30, 2016, was $37 million, representing 185 loans, down from a year ago both in number of outstanding loans and in total dollar balances as we observed a decline in new demands and continued to work through the outstanding demands and mortgage insurance rescissions and resolve certain exposures.
Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $255 million at June 30, 2016, and $378 million at December 31, 2015. In second quarter 2016, we released $81 million, which increased net gains on mortgage loan origination/sales activities, compared with a release of $18 million in second quarter 2015. The release in second quarter 2016 was predominantly due to resolution of certain exposures in the quarter. We incurred net losses on repurchased loans and investor reimbursements totaling $19 million in second quarter 2016, compared with $11 million in second quarter 2015.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $179 million at June 30, 2016, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
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
In particular, in June 2015, we entered into an amendment to an April 2011 Consent Order with the Office of the Comptroller of the Currency (OCC) to address 15 of the 98 actionable items contained in the April 2011 Consent Order that were still considered open. This amendment required that we remediate certain activities associated with our mortgage loan servicing practices and allowed for the OCC to take additional supervisory action, including possible civil money penalties, if we did not comply with the terms of this amended Consent Order. In addition, this amendment prohibited us from acquiring new mortgage servicing rights or entering into new mortgage servicing contracts, other than mortgage servicing associated with originating mortgage loans or purchasing loans from correspondent clients in our normal course of business. Additionally, this amendment prohibited any new off-shoring of new mortgage servicing activities and required OCC approval to outsource or sub-service any new mortgage servicing activities. On May 25, 2016, the OCC announced that it had terminated the amended Consent Order and the underlying April 2011 Consent Order after determining that we were in compliance with their requirements. The termination of the orders ends the business restrictions affecting Wells Fargo that the OCC mandated in June 2015. The OCC also assessed a $70 million civil money penalty against us for previous violations of the orders. This penalty was accrued for in our financial statements in third quarter 2015 and was paid in second quarter 2016.
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
Our risk measures include both net interest income sensitivity and interest rate sensitive noninterest income and expense impacts. We refer to the combination of these exposures as interest rate sensitive earnings. In general, the Company is positioned to benefit from higher interest rates. Currently, our profile is such that net interest income will benefit from higher interest rates as our assets reprice faster and to a greater degree than our liabilities, and, in response to lower market rates, our assets will reprice downward and to a greater degree than our liabilities. Our interest rate sensitive noninterest income and expense is largely driven by mortgage activity, and tends to move in the opposite direction of our net interest income. So, in response to higher interest rates, mortgage activity, including refinancing activity, generally declines. And in response to lower rates, mortgage activity generally increases. Mortgage results in our simulations are also impacted by the valuation of MSRs and related hedge positions. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
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
As of June 30, 2016, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 30, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan and a negative range indicates a detrimental earnings sensitivity relative to the most likely earnings plan).
Table 30: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan

	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Ending rates:
Federal funds	1.89%	0.25	1.64	2.09	5.25
10-year treasury (1)	3.12	1.80	2.62	3.62	6.10
Earnings relative to most likely	N/A	(2)-(3)	(1)-(2)	0-5	0-5

(1)	U.S. Constant Maturity Treasury Rate

We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of June 30, 2016, and December 31, 2015, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

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

Asset/Liability Management (continued)

other changes in the market for mortgage forwards that affect the implied carry.
The total carrying value of our residential and commercial MSRs was $11.7 billion at June 30, 2016, and $13.7 billion at December 31, 2015. The weighted-average note rate on our portfolio of loans serviced for others was 4.32% at June 30, 2016, and 4.37% at December 31, 2015. The carrying value of our total MSRs represented 0.68% of mortgage loans serviced for others at June 30, 2016, and 0.77% at December 31, 2015.

MARKET RISK – TRADING ACTIVITIES  The Finance Committee of our Board of Directors reviews the acceptable market risk appetite for our trading activities. We engage in trading activities to accommodate the investment and risk management activities of our customers (which involves transactions that are recorded as trading assets and liabilities on our balance sheet), and to execute economic hedging to manage certain balance sheet risks. These activities largely occur within our Wholesale Banking businesses and to a lesser extent other divisions of the Company. All of our trading assets and liabilities, including securities, foreign exchange transactions, commodity transactions, and derivatives are carried at fair value. Income earned related to these trading activities include net interest income and changes in fair value related to trading assets and liabilities. Net interest income earned on trading assets and liabilities is reflected in the interest income and interest expense components of our income statement. Changes in fair value of trading assets and liabilities are reflected in net gains on trading activities, a component of noninterest income in our income statement.
Table 31 presents total revenue from trading activities.

Table 31: Net gains (losses) from Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Interest income (1)	$572	483	1,168	928
Less: Interest expense (2)	83	83	172	180
Net interest income	489	400	996	748
Noninterest income:
Net gains (losses) from trading activities (3):
Customer accommodation	380	258	599	555
Economic hedges and other (4)	(52)	(125)	(71)	(14)
Total net gains from trading activities	328	133	528	541
Total trading-related net interest and noninterest income	$817	533	1,524	1,289

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.

(4)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.
Customer accommodation  Customer accommodation activities are conducted to help customers manage their investment and risk management needs. We engage in market-making activities or act as an intermediary to purchase or sell financial instruments in anticipation of or in response to customer needs. This category also includes positions we use to manage our exposure to customer transactions.

In our customer accommodation trading, we serve as intermediary between buyer and seller. For example, we may purchase or sell a derivative to a customer who wants to manage interest rate risk exposure. We typically enter into offsetting derivative or security positions with a separate counterparty or exchange to manage our exposure to the derivative with our customer. We earn income on this activity based on the transaction price difference between the customer and offsetting derivative or security positions, which is reflected in the fair value changes of the positions recorded in net gains on trading activities.
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

Economic hedges and other  Economic hedges in trading are not designated in a hedge accounting relationship and exclude economic hedging related to our asset/liability risk management and mortgage banking risk management activities. Economic hedging activities include the use of trading securities to economically hedge risk exposures related to non-trading activities or derivatives to hedge risk exposures related to trading assets or trading liabilities. Economic hedges are unrelated to our customer accommodation activities. Other activities include financial assets held for investment purposes that we elected to carry at fair value with changes in fair value recorded to earnings in order to mitigate accounting measurement mismatches or avoid embedded derivative accounting complexities.

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
Table 33 shows the Company’s Trading General VaR by risk category. As presented in the table, average Trading General VaR was $21 million for the quarter ended June 30, 2016, compared with $18 million for the quarter ended March 31, 2016. The increase was primarily driven by changes in portfolio composition.

Table 33: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	June 30, 2016				March 31, 2016
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$16	15	12	18	16	16	14	18
Interest rate	15	10	5	19	11	11	6	19
Equity	14	15	11	19	14	14	11	16
Commodity	1	2	1	3	1	1	1	2
Foreign exchange	1	1	—	2	1	2	1	2
Diversification benefit (1)	(27)	(22)			(23)	(26)
Company Trading General VaR	$20	21			20	18

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

Asset/Liability Management (continued)

Regulatory Market Risk Capital  reflects U.S. regulatory agency risk-based capital regulations that are based on the Basel Committee Capital Accord of the Basel Committee on Banking Supervision. The Company must calculate regulatory capital under the Basel III market risk capital rule, which requires banking organizations with significant trading activities to adjust their capital requirements to reflect the market risks of those activities based on comprehensive and risk sensitive methods and models. The market risk capital rule is intended to cover the risk of loss in value of covered positions due to changes in market conditions.

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
The material portfolio of the Company’s “covered” positions is predominantly concentrated in the trading assets and trading liabilities managed within Wholesale Banking where the substantial portion of market risk capital resides. Wholesale Banking engages in the fixed income, traded credit, foreign exchange, equities, and commodities markets businesses. Other business segments hold smaller trading positions covered under the market risk capital rule.

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

General VaR measures the risk of broad market movements such as changes in the level of credit spreads, interest rates, equity prices, commodity prices, and foreign exchange rates. General VaR uses historical simulation analysis based on 99% confidence level and a 10-day holding period.
Table 34 shows the General VaR measure categorized by major risk categories. Average 10-day Company Regulatory General VaR was $27 million for the quarter ended June 30, 2016, compared with $36 million for the quarter ended March 31, 2016. The decrease was primarily driven by changes in portfolio composition.

Table 34: Regulatory 10-Day 99% General VaR by Risk Category

		Quarter ended
	June 30, 2016				March 31, 2016
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Wholesale Regulatory General VaR Risk Categories
Credit	$31	25	18	35	19	31	19	44
Interest rate	42	27	18	56	21	29	17	48
Equity	6	4	1	8	4	7	4	12
Commodity	8	6	3	11	3	2	1	4
Foreign exchange	1	3	1	9	2	2	1	5
Diversification benefit (1)	(64)	(38)			(24)	(37)
Wholesale Regulatory General VaR	$24	27	17	39	25	34	20	54
Company Regulatory General VaR	21	27	16	41	27	36	19	56

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

Specific Risk measures the risk of loss that could result from factors other than broad market movements, or name-specific market risk. Specific Risk uses Monte Carlo simulation analysis based on a 99% confidence level and a 10-day holding period.

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

Incremental Risk Charge (as presented in Table 35) captures losses due to both issuer default and migration risk at the 99.9% confidence level over the one-year capital horizon under the assumption of constant level of risk or a constant position assumption. The model covers non-securitized credit-sensitive trading products.
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
Table 35 provides information on Total VaR, Total Stressed VaR and the Incremental Risk Charge results for the quarter ended June 30, 2016. For the Incremental Risk Charge, the required capital for market risk at quarter end equals the quarter end results.

Table 35: Market Risk Regulatory Capital Modeled Components

	Quarter ended June 30, 2016				June 30, 2016
(in millions)	Average	Low	High	Period end	Risk- based capital (1)	Risk- weighted assets (1)
Total VaR	$65	59	76	66	196	2,454
Total Stressed VaR	229	176	307	300	687	8,586
Incremental Risk Charge	261	216	299	276	276	3,449

(1)	Results represent the risk-based capital and RWAs based on the VaR and Incremental Risk Charge models.

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
Table 36 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at June 30, 2016, and December 31, 2015.
Table 36: Covered Securitization Positions by Exposure Type (Net Market Value)

(in millions)	ABS	CMBS	RMBS	CLO/CDO
June 30, 2016
Securitization exposure:
Securities	$651	261	457	613
Derivatives	8	4	2	(12)
Total	$659	265	459	601
December 31, 2015
Securitization exposure:
Securities	$962	402	571	667
Derivatives	15	6	2	(21)
Total	$977	408	573	646

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
Table 37 summarizes the market risk-based capital requirements charge and market RWAs in accordance with the Basel III market risk capital rule as of June 30, 2016, and December 31, 2015. The market RWAs are calculated as the sum of the components in the table below.

Asset/Liability Management (continued)

Table 37: Market Risk Regulatory Capital and RWAs

	June 30, 2016		December 31, 2015
(in millions)	Risk- based capital	Risk- weighted assets	Risk- based capital	Risk- weighted assets
Total VaR	$196	2,454	188	2,350
Total Stressed VaR	687	8,586	773	9,661
Incremental Risk Charge	276	3,449	309	3,864
Securitized Products Charge	448	5,602	616	7,695
Standardized Specific Risk Charge	1,202	15,027	1,048	13,097
De minimis Charges (positions not included in models)	8	89	19	243
Total	$2,817	35,207	2,953	36,910

RWA Rollforward  Table 38 depicts the changes in the market risk regulatory capital and RWAs under Basel III for the first half and second quarter of 2016.
Table 38: Analysis of Changes in Market Risk Regulatory Capital and RWAs

(in millions)	Risk- based capital	Risk- weighted assets
Balance, December 31, 2015	$2,953	36,910
Total VaR	8	104
Total Stressed VaR	(86)	(1,075)
Incremental Risk Charge	(33)	(415)
Securitized Products Charge	(167)	(2,093)
Standardized Specific Risk Charge	154	1,930
De minimis Charges	(12)	(154)
Balance, June 30, 2016	$2,817	35,207

Balance, March 31, 2016	$2,817	35,213
Total VaR	6	80
Total Stressed VaR	(6)	(83)
Incremental Risk Charge	(11)	(137)
Securitized Products Charge	(116)	(1,447)
Standardized Specific Risk Charge	147	1,842
De minimis Charges	(20)	(261)
Balance, June 30, 2016	$2,817	35,207

The largest contributor to the changes to market risk regulatory capital and RWAs in second quarter and first half of 2016 were associated with changes in positions due to normal trading activity.

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
Table 39 shows daily Total VaR (1-day, 99%) used for regulatory market risk capital backtesting for the 12 months ended June 30, 2016. The Company’s average Total VaR for second quarter 2016 was $23 million with a low of $21 million and a high of $27 million.

Table 39: Daily Total 1-Day 99% VaR Measure (Rolling 12 Months)
Market Risk Governance, Measurement, Monitoring and Model Risk Management We employ a well-defined and structured market risk governance process and market risk measurement process, which incorporates value-at-risk (VaR) measurements combined with sensitivity analysis and stress testing to help us monitor our market risk. These monitoring measurements require the use of market risk models, which we govern by our Corporate Model Risk policies and procedures. For more information on our governance, measurement, monitoring, and model risk management practices, see the "Risk Management – Asset/Liability Management – Market Risk – Trading Activities" section in our 2015 Form 10-K.

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
In conjunction with the March 2008 initial public offering (IPO) of Visa, Inc. (Visa), we received approximately 20.7 million shares of Visa Class B common stock, the class which was apportioned to member banks of Visa at the time of the IPO. To manage our exposure to Visa and realize the value of the appreciated Visa shares, we incrementally sold these shares through a series of sales over the past few years, thereby eliminating this position as of September 30, 2015. As part of these sales, we agreed to compensate the buyer for any additional contributions to a litigation settlement fund for the litigation matters associated with the Class B shares we sold. Our exposure to this retained litigation risk has been updated quarterly and is reflected on our balance sheet. See Note 11 (Legal Actions) to Financial Statements in this Report for more information about the status of the associated litigation matters.
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
Table 40 provides information regarding our marketable and nonmarketable equity investments as of June 30, 2016, and December 31, 2015.

Asset/Liability Management (continued)

Table 40: Nonmarketable and Marketable Equity Investments

(in millions)	Jun 30, 2016	Dec 31, 2015
Nonmarketable equity investments:
Cost method:
Federal bank stock	$5,686	4,814
Private equity	1,481	1,626
Auction rate securities	558	595
Total cost method	7,725	7,035
Equity method:
LIHTC (1)	8,949	8,314
Private equity	3,521	3,300
Tax-advantaged renewable energy	1,538	1,625
New market tax credit and other	320	408
Total equity method	14,328	13,647
Fair value (2)	3,046	3,065
Total nonmarketable equity investments (3)	$25,099	23,747
Marketable equity securities:
Cost	$868	1,058
Net unrealized gains	434	579
Total marketable equity securities (4)	$1,302	1,637

(1)	Represents low income housing tax credit investments.

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

Liquidity Standards On September 3, 2014, the FRB, OCC and FDIC issued a final rule that implements a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. A minimum LCR of 90 percent was required as of January 1, 2016, and will increase to 100 percent on January 1, 2017. These minimum requirements are applicable to the Company on a consolidated basis and to our insured depository institutions with total assets greater than $10 billion. In addition, the FRB finalized rules imposing enhanced liquidity management standards on large bank holding companies (BHC) such as Wells

Fargo, and has proposed a rule that would require large bank holding companies to publicly disclose on a quarterly basis certain quantitative and qualitative information regarding their LCR calculations.
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

Liquidity Sources We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid securities. These assets make up our primary sources of liquidity which are presented in Table 41. Our cash is predominantly on deposit with the Federal Reserve. Securities included as part of our primary sources of liquidity are comprised of U.S. Treasury and federal agency debt, and mortgage-backed securities issued by federal agencies within our investment securities portfolio. We believe these securities provide quick sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Some of these securities are within the held-to-maturity portion of our investment securities portfolio and as such are not intended for sale but may be pledged to obtain financing. Some of the legal entities within our consolidated group of companies are subject to various regulatory, tax, legal and other restrictions that can limit the transferability of their funds. We believe we maintain adequate liquidity for these entities in consideration of such funds transfer restrictions.

Table 41: Primary Sources of Liquidity

	June 30, 2016			December 31, 2015
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits	$231,210	—	231,210	$220,409	—	220,409
Securities of U.S. Treasury and federal agencies	75,256	4,994	70,262	81,417	6,462	74,955
Mortgage-backed securities of federal agencies (1)	146,342	68,087	78,255	132,967	74,778	58,189
Total	$452,808	73,081	379,727	$434,793	81,240	353,553

(1)	Included in encumbered securities at June 30, 2016, were securities with a fair value of $4.5 billion which were purchased in June 2016, but settled in July 2016.

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
Deposits have historically provided a sizeable source of relatively low-cost funds. At June 30, 2016, deposits were 130% of total loans compared with 133% at December 31, 2015. Additional funding is provided by long-term debt and short-term borrowings.

Asset/Liability Management (continued)

Table 42 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 42: Short-Term Borrowings

	Quarter ended
(in millions)	Jun 30 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$104,812	92,875	82,948	74,652	71,439
Commercial paper	154	519	334	393	621
Other short-term borrowings	15,292	14,309	14,246	13,024	10,903
Total	$120,258	107,703	97,528	88,069	82,963
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$97,702	93,502	88,949	79,445	72,429
Commercial paper	326	442	414	484	2,433
Other short-term borrowings	13,820	13,913	13,552	10,428	9,637
Total	$111,848	107,857	102,915	90,357	84,499
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$104,812	98,718	89,800	80,961	71,811
Commercial paper (2)	451	519	461	510	2,713
Other short-term borrowings (3)	15,292	14,593	14,246	13,024	10,903

(1)	Highest month-end balance in each of the last five quarters was in June and February 2016, and October, August and May 2015.

(2)	Highest month-end balance in each of the last five quarters was in April and March 2016, and November, July and April 2015.

(3)	Highest month-end balance in each of the last five quarters was in June and February 2016, and December, September and June 2015.
We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding.

Long-Term Debt We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Long-term debt of $243.9 billion at June 30, 2016, increased $44.4 billion from

December 31, 2015, including $15.2 billion in Parent issuances that are anticipated to be Total Loss Absorbing Capacity (TLAC) eligible. For more information regarding TLAC, see the "Capital Management – Other Regulatory Capital Matters" section in this Report. Table 43 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2016 and the following years thereafter, as of June 30, 2016.

Table 43: Maturity of Long-Term Debt

	June 30, 2016
(in millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$7,451	13,199	7,821	6,557	13,394	53,683	102,105
Subordinated notes	2,425	—	589	—	—	26,847	29,861
Junior subordinated notes	—	—	—	—	—	1,820	1,820
Total long-term debt - Parent	$9,876	13,199	8,410	6,557	13,394	82,350	133,786
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$8,193	8,969	25,261	19,204	11,011	5,183	77,821
Subordinated notes	—	1,334	—	—	—	5,789	7,123
Junior subordinated notes	—	—	—	—	—	327	327
Securitizations and other bank debt	1,997	4,144	1,851	592	573	10,906	20,063
Total long-term debt - Bank	$10,190	14,447	27,112	19,796	11,584	22,205	105,334
Other consolidated subsidiaries
Senior notes	$—	1,161	793	1,183	—	1,441	4,578
Junior subordinated notes	—	—	—	—	—	155	155
Securitizations and other bank debt	—	1	73	—	—	—	74
Total long-term debt - Other consolidated subsidiaries	$—	1,162	866	1,183	—	1,596	4,807
Total long-term debt	$20,066	28,808	36,388	27,536	24,978	106,151	243,927

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In May 2014, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. At June 30, 2016, the Parent had available $40.9 billion in short-term debt issuance authority and $34.7 billion in long-term debt issuance authority. The Parent’s debt issuance authority granted by the Board includes short-term and long-term debt issued to affiliates. During the first half of 2016, the Parent issued $14.4 billion of senior notes, of which $9.7 billion were registered with the SEC. The Parent issued $2.0 billion of subordinated notes during the first half of 2016, all of which were registered with the SEC. In addition, in July 2016, the Parent issued $8.3 billion of senior notes, $4.8 billion of which were registered with the SEC.
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

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At June 30, 2016, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $40.6 billion in long-term debt issuance authority. In April 2015, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At June 30, 2016, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50.0 billion in short-term senior notes and $41.0 billion in long-term senior or subordinated notes. During the first half of 2016, Wells Fargo Bank, N.A. issued $9.5 billion of unregistered senior notes under the bank note program. In addition, during the first half of 2016, Wells Fargo Bank, N.A. executed advances of $21.9 billion with the Federal Home Loan Bank of Des Moines, and as of June 30, 2016, Wells Fargo Bank, N.A. had outstanding advances of $59.0 billion across the Federal Home Loan Bank System. In July 2016, Wells Fargo Bank, N.A. executed an additional $4.7 billion in Federal Home Loan Bank advances.

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
During second quarter 2016, DBRS confirmed all of the Company's ratings. Both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of June 30, 2016, are presented in Table 44.

Table 44: Credit Ratings as of June 30, 2016

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

Capital Management (continued)

Capital Management

We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of dividends as well as the issuance of preferred stock and long and short-term debt. Retained earnings increased $6.2 billion from December 31, 2015, predominantly from Wells Fargo net income of $11.0 billion, less common and preferred stock dividends of $4.6 billion. During second quarter 2016, we issued 17.4 million shares of common stock. We also issued 46 million Depositary Shares, each representing a 1/1,000th interest in a share of the Company’s newly issued Non-Cumulative Perpetual Class A Preferred Stock, Series X, for an aggregate public offering price of $1.2 billion. During second quarter 2016, we repurchased 44.8 million shares of common stock in open market transactions, private transactions and from employee benefit plans, at a cost of $2.2 billion. We also entered into a $750 million forward repurchase contract with an unrelated third party in July 2016 that is expected to settle in fourth quarter 2016 for approximately 16 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Regulatory Capital Guidelines
The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures as discussed below.

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

We were required to comply with the final Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. The Basel III capital rules are scheduled to be fully phased in by the end of 2021. The Basel III capital rules contain two frameworks for calculating capital requirements, a Standardized Approach, which replaced Basel I, and an Advanced Approach applicable to certain institutions, including Wells Fargo. Accordingly, in the assessment of our capital adequacy, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach.
Because the Company has been designated as a G-SIB, we will also be subject to the FRB’s rule implementing the additional capital surcharge of between 1.0-4.5% on G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) will consider our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with a methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) will use similar inputs, but will replace substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The phase-in period for the G-SIB surcharge began on January 1, 2016 and will become fully effective on January 1, 2019. Based on year-end 2014 data, our 2016 G-SIB surcharge under method two is 2.0% of the Company’s RWAs, which is the higher of method one and method two. Because the G-SIB surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. Under the Standardized Approach (fully phased-in), our CET1 ratio of 10.61% exceeded the minimum of 9.0% by 161 basis points at June 30, 2016.

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
Table 45 summarizes our CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis at June 30, 2016 and December 31, 2015. As of June 30, 2016, our CET1 and tier 1 capital ratios were lower using RWAs calculated under the Standardized Approach.

Table 45: Capital Components and Ratios (Fully Phased-In) (1)

		June 30, 2016				December 31, 2015
(in millions)		Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach
Common Equity Tier 1	(A)	$145,644		145,644		142,367		142,367
Tier 1 Capital	(B)	168,377		168,377		162,810		162,810
Total Capital	(C)	197,393		208,579		190,374		200,750
Risk-Weighted Assets	(D)	1,341,146		1,372,940		1,282,849		1,321,703
Common Equity Tier 1 Capital Ratio	(A)/(D)	10.86%		10.61	*	11.10		10.77	*
Tier 1 Capital Ratio	(B)/(D)	12.55		12.26	*	12.69		12.32	*
Total Capital Ratio	(C)/(D)	14.72	*	15.19		14.84	*	15.19
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

Capital Management (continued)

Table 46 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at June 30, 2016 and December 31, 2015.

Table 46: Risk-Based Capital Calculation and Components

		June 30, 2016		December 31, 2015
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$202,661	202,661	193,891	193,891
Adjustments:
Preferred stock		(24,830)	(24,830)	(22,214)	(22,214)
Additional paid-in capital on ESOP preferred stock		(150)	(150)	(110)	(110)
Unearned ESOP shares		1,868	1,868	1,362	1,362
Noncontrolling interests		(916)	(916)	(893)	(893)
Total common stockholders' equity		178,633	178,633	172,036	172,036
Adjustments:
Goodwill		(26,963)	(26,963)	(25,529)	(25,529)
Certain identifiable intangible assets (other than MSRs)		(3,356)	(3,356)	(3,167)	(3,167)
Other assets (1)		(2,110)	(2,110)	(2,074)	(2,074)
Applicable deferred tax liabilities (2)		1,906	1,906	2,071	2,071
Investment in certain subsidiaries and other		(2,466)	(2,466)	(970)	(970)
Common Equity Tier 1 (Fully Phased-In)		145,644	145,644	142,367	142,367
Effect of Transition Requirements		980	980	1,880	1,880
Common Equity Tier 1 (Transition Requirements)		$146,624	146,624	144,247	144,247

Common Equity Tier 1 (Fully Phased-In)		$145,644	145,644	142,367	142,367
Preferred stock		24,830	24,830	22,214	22,214
Additional paid-in capital on ESOP preferred stock		150	150	110	110
Unearned ESOP shares		(1,868)	(1,868)	(1,362)	(1,362)
Other		(379)	(379)	(519)	(519)
Total Tier 1 capital (Fully Phased-In)	(A)	168,377	168,377	162,810	162,810
Effect of Transition Requirements		910	910	1,774	1,774
Total Tier 1 capital (Transition Requirements)		$169,287	169,287	164,584	164,584

Total Tier 1 capital (Fully Phased-In)		$168,377	168,377	162,810	162,810
Long-term debt and other instruments qualifying as Tier 2		27,716	27,716	25,818	25,818
Qualifying allowance for credit losses (3)		1,563	12,749	2,136	12,512
Other		(263)	(263)	(390)	(390)
Total Tier 2 capital (Fully Phased-In)	(B)	29,016	40,202	27,564	37,940
Effect of Transition Requirements		1,822	1,822	3,005	3,005
Total Tier 2 capital (Transition Requirements)		$30,838	42,024	30,569	40,945

Total qualifying capital (Fully Phased-In)	(A)+(B)	$197,393	208,579	190,374	200,750
Total Effect of Transition Requirements		2,732	2,732	4,779	4,779
Total qualifying capital (Transition Requirements)		$200,125	211,311	195,153	205,529

Risk-Weighted Assets (RWAs) (4)(5):
Credit risk		$1,019,664	1,337,733	989,639	1,284,793
Market risk		35,207	35,207	36,910	36,910
Operational risk		286,275	N/A	256,300	N/A
Total RWAs (Fully Phased-In)		$1,341,146	1,372,940	1,282,849	1,321,703
Credit risk		$1,000,247	1,319,415	969,972	1,266,238
Market risk		35,207	35,207	36,910	36,910
Operational risk		286,275	N/A	256,300	N/A
Total RWAs (Transition Requirements)		$1,321,729	1,354,622	1,263,182	1,303,148

(1)	Represents goodwill and other intangibles on nonmarketable equity investments, which are included in other assets.

(2)
Applicable deferred tax liabilities relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

(3)
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

(4)
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

Table 47 presents the changes in Common Equity Tier 1 under the Advanced Approach for the six months ended June 30, 2016.

Table 47: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2015	142,367
Net income	10,258
Common stock dividends	(3,834)
Common stock issued, repurchased, and stock compensation-related items	(2,428)
Goodwill	(1,434)
Certain identifiable intangible assets (other than MSRs)	(189)
Other assets (1)	(36)
Applicable deferred tax liabilities (2)	(165)
Investment in certain subsidiaries and other	1,105
Change in Common Equity Tier 1	3,277
Common Equity Tier 1 (Fully Phased-In) at June 30, 2016	145,644

(1)	Represents goodwill and other intangibles on nonmarketable equity investments, which are included in other assets.

(2)
Applicable deferred tax liabilities relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Table 48 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the six months ended June 30, 2016.

Table 48: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs (Fully Phased-In) at December 31, 2015	$1,282,849	1,321,703
Net change in credit risk RWAs	30,025	52,940
Net change in market risk RWAs	(1,703)	(1,703)
Net change in operational risk RWAs	29,975	N/A
Total change in RWAs	58,297	51,237
RWAs (Fully Phased-In) at June 30, 2016	1,341,146	1,372,940
Effect of Transition Requirements	(19,417)	(18,318)
RWAs (Transition Requirements) at June 30, 2016	$1,321,729	1,354,622

TANGIBLE COMMON EQUITY We also evaluate our business based on certain ratios that utilize tangible common equity. Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, and goodwill and certain identifiable intangible assets (including goodwill and intangible assets associated with certain of our nonmarketable equity investments but excluding mortgage servicing rights), net of applicable deferred tax liabilities. These tangible common equity ratios are as follows:

•	Tangible book value per common share, which represents tangible common equity divided by common shares outstanding.

•	Return on average tangible common equity (ROTCE), which represents our annualized earnings contribution as a percentage of tangible common equity.

The methodology of determining tangible common equity may differ among companies. Management believes that tangible book value per common share and return on average tangible common equity, which utilize tangible common equity, are useful financial measures because they enable investors and others to assess the Company's use of equity.
Table 49 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 49: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Six months ended
(in millions, except ratios)		Jun 30, 2016	Mar 31, 2016	Jun 30, 2015	Jun 30, 2016	Mar 31, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Total equity		$202,661	198,504	190,676	201,003	196,586	190,382	198,795	189,520
Adjustments:
Preferred stock		(24,830)	(24,051)	(21,649)	(24,091)	(23,963)	(21,847)	(24,027)	(21,316)
Additional paid-in capital on ESOP preferred stock		(150)	(182)	(148)	(168)	(201)	(166)	(184)	(140)
Unearned ESOP shares		1,868	2,271	1,835	2,094	2,509	2,051	2,302	1,737
Noncontrolling interests		(916)	(1,008)	(1,118)	(984)	(904)	(1,154)	(944)	(1,101)
Total common stockholders' equity	(A)	178,633	175,534	169,596	177,854	174,027	169,266	175,942	168,700
Adjustments:
Goodwill		(26,963)	(27,003)	(25,705)	(27,037)	(26,069)	(25,705)	(26,553)	(25,705)
Certain identifiable intangible assets (other than MSRs)		(3,356)	(3,814)	(3,807)	(3,600)	(3,407)	(3,957)	(3,503)	(4,115)
Other assets (1)		(2,110)	(2,023)	(1,829)	(2,096)	(2,065)	(1,509)	(2,081)	(1,433)
Applicable deferred tax liabilities (2)		1,906	1,985	2,265	1,934	2,014	2,297	1,974	2,345
Tangible common equity	(B)	$148,110	$144,679	$140,520	147,055	144,500	140,392	145,779	139,792
Common shares outstanding	(C)	5,048.5	5,075.9	5,145.2	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock (3)	(D)	N/A	N/A	N/A	5,173	5,085	5,363	10,258	10,824
Book value per common share	(A)/(C)	$35.38	34.58	32.96	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	29.34	28.50	27.31	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	11.70%	11.75	12.71	11.72	12.94
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	14.15	14.15	15.32	14.15	15.61

(1)	Represents goodwill and other intangibles on nonmarketable equity investments, which are included in other assets.

(2)
Applicable deferred tax liabilities relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

(3)	Quarter and six months ended net income applicable to common stock is annualized for the respective ROE and ROTCE ratios.

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The SLR consists of Tier 1 capital divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted from Tier 1 capital. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a SLR of at least 5.0% (comprised of the 3.0% minimum requirement plus a supplementary leverage buffer of 2.0%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a SLR of 6.0% under applicable regulatory capital adequacy guidelines. In September 2014, federal banking regulators finalized additional changes to the SLR requirements to implement revisions to the Basel III leverage framework finalized by the BCBS in January 2014. These additional changes, among other things, modify the methodology for including off- balance sheet items, including credit derivatives, repo-style transactions and lines of credit, in the denominator of the SLR, and will become effective on January 1, 2018. At June 30, 2016, our SLR for the Company was 7.7% assuming full phase-in of the Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. The fully phased-in SLR is considered a non-GAAP financial measure that is used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s leverage exposure. See Table 50 for information regarding the calculation and components of the SLR.
Table 50: Fully Phased-In SLR

(in millions)	June 30, 2016
Tier 1 capital	$168,377
Total average assets	1,862,084
Less: deductions from Tier 1 capital	31,145
Total adjusted average assets	1,830,939
Adjustments:
Derivative exposures	51,502
Repo-style transactions	7,015
Other off-balance sheet exposures	299,250
Total adjustments	357,767
Total leverage exposure	$2,188,706
Supplementary leverage ratio	7.7%
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
Our 2016 CCAR, which was submitted on April 4, 2016, included a comprehensive capital plan supported by an assessment of expected sources and uses of capital over a given planning horizon under a range of expected and stress scenarios, similar to the process the FRB used to conduct the 2015 CCAR. As part of the 2016 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB reviewed the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB published its supervisory stress test results as required under the Dodd-Frank Act on June 23, 2016. On June 29, 2016, the FRB notified us that it did not object to our capital plan included in the 2016 CCAR. On April 26, 2016, under the 2015

CCAR, the Company increased its quarterly common stock dividend to $0.38 per share, as approved by the Board.
In addition to CCAR, federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The rules also limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we must submit a mid-cycle stress test based on second quarter data and scenarios developed by the Company.

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
In January 2016, the Board authorized the repurchase of 350 million shares of our common stock. At June 30, 2016, we had remaining authority to repurchase approximately 330 million shares, subject to regulatory and legal conditions. For more information about share repurchases during second quarter 2016, see Part II, Item 2 in this Report.

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
In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which began occurring in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At June 30, 2016, there were 34,815,832 warrants outstanding, exercisable at $33.869 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Regulatory Reform
Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.
The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the "Regulatory Reform" and "Risk Factors" sections in our 2015 Form 10-K and the "Regulatory Reform" section in our 2016 First Quarter Report on Form 10-Q.

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
The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, changed the assessment base from domestic deposits to consolidated average assets less average tangible equity, and mandated a minimum Designated Reserve Ratio (reserve ratio or DRR) of 1.35%. The FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act, and, in March 2016, issued a final rule to meet this DRR level. The final rule imposes on insured depository institutions with $10 billion or more in assets, such as Wells Fargo, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The final rule is effective July 1, 2016, and the surcharge would be effective at that date or the first day of the calendar quarter after the DIF reserve ratio reaches 1.15% if the DIF reserve ratio has not reached 1.15% prior to July 1, 2016. The FDIC has not yet published the level of the DIF reserve ratio in order to determine if the surcharge will be effective in third quarter 2016. The surcharge is in addition to the base assessments paid by the affected institutions and could significantly increase the overall amount of their deposit insurance assessments. When this new surcharge becomes effective, based on our assessment base as of June 30, 2016, we estimate that, combined with the benefit of lower base assessment rates previously adopted by the FDIC, our overall deposit insurance assessment expense will temporarily increase by approximately $100 million per quarter. The FDIC expects the surcharge to be in effect for approximately two years, however, if the DIF reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the final rule provides that the FDIC will impose a shortfall assessment on any bank that was subject to the surcharge. In addition to ensuring that the DIF reserve ratio reaches the statutory minimum of 1.35% by September 30, 2020, the FDIC Board has also finalized a comprehensive, long-range plan for DIF management, whereby the DRR has been targeted at 2%.

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

Current Accounting Developments (continued)

Current Accounting Developments
Table 51 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 51: Current Accounting Developments – Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires an expected credit loss model to determine the allowance for credit losses. The expected credit loss model estimates losses for the estimated life of the financial asset. In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods.

The guidance is effective for us in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted beginning in first quarter 2019. We are evaluating the impact the Update will have on our consolidated financial statements.

ASU 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
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

ASU 2016-06 – Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments
The Update clarifies the criteria entities should use when evaluating whether embedded contingent put and call options in debt instruments should be separated from the debt instrument and accounted for separately as derivatives. The Update clarifies that companies should not consider whether the event that triggers the ability to exercise put or call options is related to interest rates or credit risk.

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2016, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Interest income
Trading assets	$572	483	1,168	928
Investment securities	2,176	2,181	4,438	4,325
Mortgages held for sale	181	209	342	386
Loans held for sale	3	5	5	10
Loans	9,822	9,098	19,399	18,036
Other interest income	392	250	766	504
Total interest income	13,146	12,226	26,118	24,189
Interest expense
Deposits	332	232	639	490
Short-term borrowings	77	21	144	39
Long-term debt	921	620	1,763	1,224
Other interest expense	83	83	172	180
Total interest expense	1,413	956	2,718	1,933
Net interest income	11,733	11,270	23,400	22,256
Provision for credit losses	1,074	300	2,160	908
Net interest income after provision for credit losses	10,659	10,970	21,240	21,348
Noninterest income
Service charges on deposit accounts	1,336	1,289	2,645	2,504
Trust and investment fees	3,547	3,710	6,932	7,387
Card fees	997	930	1,938	1,801
Other fees	906	1,107	1,839	2,185
Mortgage banking	1,414	1,705	3,012	3,252
Insurance	286	461	713	891
Net gains from trading activities	328	133	528	541
Net gains on debt securities (1)	447	181	691	459
Net gains from equity investments (2)	189	517	433	887
Lease income	497	155	870	287
Other	482	(140)	1,356	146
Total noninterest income	10,429	10,048	20,957	20,340
Noninterest expense
Salaries	4,099	3,936	8,135	7,787
Commission and incentive compensation	2,604	2,606	5,249	5,291
Employee benefits	1,244	1,106	2,770	2,583
Equipment	493	470	1,021	964
Net occupancy	716	710	1,427	1,433
Core deposit and other intangibles	299	312	592	624
FDIC and other deposit assessments	255	222	505	470
Other	3,156	3,107	6,195	5,824
Total noninterest expense	12,866	12,469	25,894	24,976
Income before income tax expense	8,222	8,549	16,303	16,712
Income tax expense	2,649	2,763	5,216	5,042
Net income before noncontrolling interests	5,573	5,786	11,087	11,670
Less: Net income from noncontrolling interests	15	67	67	147
Wells Fargo net income	$5,558	5,719	11,020	11,523
Less: Preferred stock dividends and other	385	356	762	699
Wells Fargo net income applicable to common stock	$5,173	5,363	10,258	10,824
Per share information
Earnings per common share	$1.02	1.04	2.02	2.10
Diluted earnings per common share	1.01	1.03	2.00	2.07
Dividends declared per common share	0.380	0.375	0.755	0.725
Average common shares outstanding	5,066.9	5,151.9	5,071.3	5,156.1
Diluted average common shares outstanding	5,118.1	5,220.5	5,129.8	5,233.2

(1)
Total other-than-temporary impairment (OTTI) losses were $11 million and $10 million for second quarter 2016 and 2015, respectively. Of total OTTI, losses of $26 million and $20 million were recognized in earnings, and reversal of losses of $(15) million and $(10) million were recognized as non-credit-related OTTI in other comprehensive income for second quarter 2016 and 2015, respectively. Total OTTI losses were $87 million and $4 million for the first half of 2016 and 2015, respectively. Of total OTTI, losses of $91 million and $51 million were recognized in earnings, and reversal of losses of $(4) million and $(47) million were recognized as non-credit-related OTTI in other comprehensive income for the first half of 2016 and 2015, respectively.

(2)	Includes OTTI losses of $104 million and $76 million for second quarter 2016 and 2015, respectively, and $237 million and $118 million for the first half of 2016 and 2015, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Wells Fargo net income	$5,558	5,719	$11,020	11,523
Other comprehensive income (loss), before tax:
Investment securities:
Net unrealized gains (losses) arising during the period	1,571	(1,969)	2,366	(1,576)
Reclassification of net gains to net income	(504)	(218)	(808)	(518)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	1,057	(488)	3,056	464
Reclassification of net gains on cash flow hedges to net income	(265)	(268)	(521)	(502)
Defined benefit plans adjustments:
Net actuarial losses arising during the period	(19)	—	(27)	(11)
Amortization of net actuarial loss, settlements and other to net income	39	30	76	73
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(6)	10	37	(45)
Other comprehensive income (loss), before tax	1,873	(2,903)	4,179	(2,115)
Income tax (expense) benefit related to other comprehensive income	(714)	1,040	(1,571)	812
Other comprehensive income (loss), net of tax	1,159	(1,863)	2,608	(1,303)
Less: Other comprehensive income (loss) from noncontrolling interests	(15)	(154)	(43)	147
Wells Fargo other comprehensive income (loss), net of tax	1,174	(1,709)	2,651	(1,450)
Wells Fargo comprehensive income	6,732	4,010	13,671	10,073
Comprehensive income (loss) from noncontrolling interests	—	(87)	24	294
Total comprehensive income	$6,732	3,923	$13,695	10,367

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Jun 30, 2016	Dec 31, 2015
Assets	(Unaudited)
Cash and due from banks	$20,407	19,111
Federal funds sold, securities purchased under resale agreements and other short-term investments	295,521	270,130
Trading assets	80,093	77,202
Investment securities:
Available-for-sale, at fair value	253,006	267,358
Held-to-maturity, at cost (fair value $104,077 and $80,567)	100,420	80,197
Mortgages held for sale (includes $20,241 and $13,539 carried at fair value) (1)	23,930	19,603
Loans held for sale	220	279
Loans (includes $5,032 and $5,316 carried at fair value) (1)	957,157	916,559
Allowance for loan losses	(11,664)	(11,545)
Net loans	945,493	905,014
Mortgage servicing rights:
Measured at fair value	10,396	12,415
Amortized	1,353	1,308
Premises and equipment, net	8,289	8,704
Goodwill	26,963	25,529
Other assets (includes $3,046 and $3,065 carried at fair value) (1)	123,144	100,782
Total assets (2)	$1,889,235	1,787,632
Liabilities
Noninterest-bearing deposits	$361,934	351,579
Interest-bearing deposits	883,539	871,733
Total deposits	1,245,473	1,223,312
Short-term borrowings	120,258	97,528
Accrued expenses and other liabilities	76,916	73,365
Long-term debt	243,927	199,536
Total liabilities (3)	1,686,574	1,593,741
Equity
Wells Fargo stockholders' equity:
Preferred stock	24,830	22,214
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,691	60,714
Retained earnings	127,076	120,866
Cumulative other comprehensive income	2,948	297
Treasury stock – 433,317,519 shares and 389,682,664 shares	(21,068)	(18,867)
Unearned ESOP shares	(1,868)	(1,362)
Total Wells Fargo stockholders' equity	201,745	192,998
Noncontrolling interests	916	893
Total equity	202,661	193,891
Total liabilities and equity	$1,889,235	1,787,632

(1)	Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)
Our consolidated assets at June 30, 2016, and December 31, 2015, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $172 million and $157 million; Federal funds sold, securities purchased under resale agreements and other short-term investments, $135 million and $0 million; Trading assets, $101 million and $1 million; Investment securities, $303 million and $425 million; Net loans, $12.9 billion and $4.8 billion; Other assets, $447 million and $242 million; and Total assets, $14.0 billion and $5.6 billion, respectively.

(3)
Our consolidated liabilities at June 30, 2016, and December 31, 2015, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Accrued expenses and other liabilities, $85 million and $57 million; Long-term debt, $4.0 billion and $1.3 billion; and Total liabilities, $4.1 billion and $1.4 billion, respectively.

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
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	515,584	2,436	(25,113,941)	—
Balance June 30, 2015	11,654,402	$21,649	5,145,235,257	$9,136
Balance December 31, 2015	11,259,917	$22,214	5,092,128,810	$9,136
Cumulative effect from change in consolidation accounting (2)
Balance January 1, 2016	11,259,917	$22,214	5,092,128,810	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			38,655,156
Common stock repurchased (1)			(96,479,740)
Preferred stock issued to ESOP	1,150,000	1,150
Preferred stock released by ESOP
Preferred stock converted to common shares	(684,244)	(684)	14,189,729
Common stock warrants repurchased/exercised
Preferred stock issued	86,000	2,150
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	551,756	2,616	(43,634,855)	—
Balance June 30, 2016	11,811,673	$24,830	5,048,493,955	$9,136

(1)
We had no unsettled private share repurchase contracts at June 30, 2016. For the first six months of 2015, includes $750 million related to a private forward repurchase transaction entered into in second quarter 2015 that settled in third quarter 2015 for 13.6 million shares of common stock.

(2)
Effective January 1, 2016, we adopted changes in consolidation accounting pursuant to ASU 2015-02 (Amendments to the Consolidation Analysis). Accordingly, we recorded a $121 million increase to beginning noncontrolling interests as a cumulative-effect adjustment.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,537	107,040	3,518	(13,690)	(1,360)	184,394	868	185,262
	11,523				11,523	147	11,670
		(1,450)			(1,450)	147	(1,303)
					—	(44)	(44)
(397)	—		2,226		1,829		1,829
—			(4,586)		(4,586)		(4,586)
74				(900)	—		—
(35)				425	390		390
65			325		—		—
(32)					(32)		(32)
(3)					1,997		1,997
34	(3,771)				(3,737)		(3,737)
	(699)				(699)		(699)
409					409		409
542					542		542
(1,040)			18		(1,022)		(1,022)
(383)	7,053	(1,450)	(2,017)	(475)	5,164	250	5,414
60,154	114,093	2,068	(15,707)	(1,835)	189,558	1,118	190,676
60,714	120,866	297	(18,867)	(1,362)	192,998	893	193,891
						121	121
60,714	120,866	297	(18,867)	(1,362)	192,998	1,014	194,012
	11,020				11,020	67	11,087
		2,651			2,651	(43)	2,608
1					1	(122)	(121)
(184)	(185)		1,845		1,476		1,476
500			(4,743)		(4,243)		(4,243)
99				(1,249)	—		—
(59)				743	684		684
—			684		—		—
—					—		—
(49)					2,101		2,101
27	(3,861)				(3,834)		(3,834)
	(764)				(764)		(764)
172					172		172
508					508		508
(1,038)			13		(1,025)		(1,025)
(23)	6,210	2,651	(2,201)	(506)	8,747	(98)	8,649
60,691	127,076	2,948	(21,068)	(1,868)	201,745	916	202,661

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income before noncontrolling interests	$11,087	11,670
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,160	908
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	1,664	(90)
Depreciation, amortization and accretion	2,233	1,558
Other net (gains) losses	1,107	(3,125)
Stock-based compensation	1,176	1,178
Excess tax benefits related to stock incentive compensation	(178)	(409)
Originations of MHFS	(85,818)	(94,133)
Proceeds from sales of and principal collected on mortgages originated for sale	59,821	67,608
Proceeds from sales of and principal collected on LHFS	3	6
Purchases of LHFS	(3)	(27)
Net change in:
Trading assets	20,367	19,792
Deferred income taxes	(2,286)	(364)
Accrued interest receivable	(272)	(382)
Accrued interest payable	361	186
Other assets	(15,589)	2,284
Other accrued expenses and liabilities	2,095	(5,796)
Net cash provided (used) by operating activities	(2,072)	864
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(25,492)	26,044
Available-for-sale securities:
Sales proceeds	22,631	10,143
Prepayments and maturities	15,182	15,847
Purchases	(19,602)	(34,968)
Held-to-maturity securities:
Paydowns and maturities	2,951	2,821
Purchases	(19,217)	(22,734)
Nonmarketable equity investments:
Sales proceeds	1,060	1,894
Purchases	(1,998)	(792)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(21,537)	(22,290)
Proceeds from sales (including participations) of loans held for investment	4,736	5,248
Purchases (including participations) of loans	(3,146)	(10,873)
Principal collected on nonbank entities’ loans	5,885	5,220
Loans originated by nonbank entities	(5,875)	(6,452)
Net cash paid for acquisitions	(28,987)	—
Proceeds from sales of foreclosed assets and short sales	3,704	3,962
Net cash from purchases and sales of MSRs	(23)	(45)
Other, net	224	(1,151)
Net cash used by investing activities	(69,504)	(28,126)
Cash flows from financing activities:
Net change in:
Deposits	22,161	17,756
Short-term borrowings	22,730	19,445
Long-term debt:
Proceeds from issuance	47,971	13,835
Repayment	(14,138)	(18,104)
Preferred stock:
Proceeds from issuance	2,101	1,997
Cash dividends paid	(764)	(699)
Common stock:
Proceeds from issuance	795	1,012
Repurchased	(4,243)	(4,586)
Cash dividends paid	(3,739)	(3,647)
Excess tax benefits related to stock incentive compensation	178	409
Net change in noncontrolling interests	(135)	(84)
Other, net	(45)	44
Net cash provided by financing activities	72,872	27,378
Net change in cash and due from banks	1,296	116
Cash and due from banks at beginning of period	19,111	19,571
Cash and due from banks at end of period	$20,407	19,687
Supplemental cash flow disclosures:
Cash paid for interest	$2,357	1,747
Cash paid for income taxes	4,255	7,105

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). There were no material changes to these policies in the first half of 2016. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5 (Loans and Allowance for Credit Losses)), valuations of residential mortgage servicing rights (MSRs) (Note 7 (Securitizations and Variable Interest Entities) and Note 8 (Mortgage Banking Activities)) and financial instruments (Note 13 (Fair Values of Assets and Liabilities)), and income taxes. Actual results could differ from those estimates.
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

ASU 2015-02 requires companies to reevaluate all legal entities under new consolidation guidance. The new guidance amends the criteria companies use to evaluate whether they should consolidate certain variable interest entities that have fee arrangements and the criteria used to determine whether partnerships and similar entities are variable interest entities. The new guidance also amends the consolidation analysis for certain investment funds and excludes certain money market funds. We adopted the accounting changes on January 1, 2016, which resulted in a net increase in assets and a corresponding cumulative-effect adjustment to noncontrolling interests of $121 million. There was no impact to consolidated retained earnings. For additional information, see Note 7 (Securitizations and Variable Interest Entities).

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

Private Share Repurchases
From time to time we enter into private forward repurchase transactions with unrelated third parties to complement our open-market common stock repurchase strategies, to allow us to manage our share repurchases in a manner consistent with our capital plans submitted annually under the Comprehensive Capital Analysis and Review (CCAR) and to provide an economic benefit to the Company.
Our payments to the counterparties for these contracts are recorded in permanent equity in the quarter paid and are not subject to re-measurement. The classification of the up-front payments as permanent equity assures that we have appropriate repurchase timing consistent with our capital plans, which contemplate a fixed dollar amount available per quarter for share repurchases pursuant to Federal Reserve Board (FRB) supervisory guidance. In return, the counterparty agrees to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. There are no scenarios where the contracts would not either physically settle in shares or allow us to choose the settlement method. Our total number of outstanding shares of common stock is not reduced until settlement of the private share repurchase contract.
We had no unsettled private share repurchase contracts at June 30, 2016. At June 30, 2015, we had a $750 million private repurchase contract outstanding that settled in July 2015 for 13.6 million shares of common stock.

SUPPLEMENTAL CASH FLOW INFORMATION  Significant noncash activities are presented below.

Table 1.1: Supplemental Cash Flow Information

	Six months ended June 30,
(in millions)	2016	2015
Trading assets retained from securitization of MHFS	$23,403	20,816
Transfers from loans to MHFS	3,309	4,757
Transfers from available-for-sale to held-to-maturity securities	—	4,972

SUBSEQUENT EVENTS  We have evaluated the effects of events that have occurred subsequent to June 30, 2016, and there have been no material events that would require recognition in our second quarter 2016 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Note 2: Business Combinations
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional contingent consideration related to acquisitions, which is considered to be a guarantee, see Note 10 (Guarantees, Pledged Assets and Collateral). We also periodically review existing businesses to ensure they remain strategically aligned with our operating business model and risk profile.
During the first half of 2016, we completed two acquisitions and refined the related purchase accounting adjustments.  On January 1, 2016, we acquired $4.3 billion in assets associated with GE Railcar Services, which included 77,000 railcars and 1,000 locomotives. The acquired assets included $918 million of loans and capital leases and $3.2 billion of operating lease assets.
On March 1, 2016, we acquired a total of $30.0 billion in assets associated with the North American portion of GE Capital’s Commercial Distribution Finance and Vendor Finance

businesses. The acquired assets included $24.2 billion of loans and capital leases, $2.7 billion of operating lease assets, and $2.2 billion of goodwill and intangible assets. The North American portion represented approximately 90% of the total assets to be acquired. The Asia portion was completed on July 1, 2016, and the Australia and New Zealand portion was completed on August 1, 2016; these consisted of an additional $1.0 billion in acquired assets, with the balance of the international portion expected to close during the remainder of 2016.
We also completed two divestitures during the first half of 2016. On March 31, 2016, we completed the divestiture of Rural Community Insurance, our crop insurance business. The transaction involved the sale of approximately $4 billion in assets, which resulted in a pre-tax gain of $381 million. On May 31, 2016, we sold our health benefit services business, which resulted in a pre-tax gain of $290 million.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments
Table 3.1 provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. Substantially all of the interest-earning deposits at June 30, 2016, and December 31, 2015, were held at the Federal Reserve.
Table 3.1: Fed Funds Sold and Other Short-Term Investments

(in millions)	Jun 30, 2016	Dec 31, 2015
Federal funds sold and securities purchased under resale agreements	$54,593	45,828
Interest-earning deposits	231,210	220,409
Other short-term investments	9,718	3,893
Total	$295,521	270,130

As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $3.3 billion and $2.2 billion as of June 30, 2016, and December 31, 2015, respectively.
We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $23.8 billion and $20.1 billion at June 30, 2016, and December 31, 2015, respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section in Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4: Investment Securities
Table 4.1 provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after-tax basis as a component of cumulative OCI.

Table 4.1: Amortized Cost and Fair Value

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$27,348	591	—	27,939
Securities of U.S. states and political subdivisions	53,960	1,165	(1,101)	54,024
Mortgage-backed securities:
Federal agencies	92,929	2,984	(45)	95,868
Residential	7,698	605	(32)	8,271
Commercial	11,580	155	(68)	11,667
Total mortgage-backed securities	112,207	3,744	(145)	115,806
Corporate debt securities	13,306	336	(262)	13,380
Collateralized loan and other debt obligations (1)	34,551	112	(382)	34,281
Other (2)	6,230	99	(55)	6,274
Total debt securities	247,602	6,047	(1,945)	251,704
Marketable equity securities:
Perpetual preferred securities	650	87	(3)	734
Other marketable equity securities	218	350	—	568
Total marketable equity securities	868	437	(3)	1,302
Total available-for-sale securities	248,470	6,484	(1,948)	253,006
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,675	2,642	—	47,317
Securities of U.S. states and political subdivisions	2,181	151	—	2,332
Federal agency mortgage-backed securities	49,594	880	—	50,474
Collateralized loan obligations	1,406	—	(21)	1,385
Other (2)	2,564	6	(1)	2,569
Total held-to-maturity securities	100,420	3,679	(22)	104,077
Total	$348,890	10,163	(1,970)	357,083
December 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$36,374	24	(148)	36,250
Securities of U.S. states and political subdivisions	49,167	1,325	(502)	49,990
Mortgage-backed securities:
Federal agencies	103,391	1,983	(828)	104,546
Residential	7,843	740	(25)	8,558
Commercial	13,943	230	(85)	14,088
Total mortgage-backed securities	125,177	2,953	(938)	127,192
Corporate debt securities	15,548	312	(449)	15,411
Collateralized loan and other debt obligations (1)	31,210	125	(368)	30,967
Other (2)	5,842	115	(46)	5,911
Total debt securities	263,318	4,854	(2,451)	265,721
Marketable equity securities:
Perpetual preferred securities	819	112	(13)	918
Other marketable equity securities	239	482	(2)	719
Total marketable equity securities	1,058	594	(15)	1,637
Total available-for-sale securities	264,376	5,448	(2,466)	267,358
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,660	580	(73)	45,167
Securities of U.S. states and political subdivisions	2,185	65	—	2,250
Federal agency mortgage-backed securities	28,604	131	(314)	28,421
Collateralized loan obligations	1,405	—	(24)	1,381
Other (2)	3,343	8	(3)	3,348
Total held-to-maturity securities	80,197	784	(414)	80,567
Total	$344,573	6,232	(2,880)	347,925

(1)
The available-for-sale portfolio includes collateralized debt obligations (CDOs) with a cost basis and fair value of $713 million and $719 million, respectively, at June 30, 2016, and $247 million and $257 million, respectively, at December 31, 2015.

(2)
The “Other” category of available-for-sale securities largely includes asset-backed securities collateralized by credit cards, student loans, home equity loans and automobile leases or loans and cash. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by automobile leases or loans and cash with a cost basis and fair value of $1.5 billion each at June 30, 2016, and $1.9 billion each at December 31, 2015. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis and fair value of $1.1 billion each at June 30, 2016, and $1.4 billion each at December 31, 2015.

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

Table 4.2: Gross Unrealized Losses and Fair Value

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$—	—	—	—	—	—
Securities of U.S. states and political subdivisions	(170)	12,054	(931)	13,194	(1,101)	25,248
Mortgage-backed securities:
Federal agencies	(4)	2,003	(41)	4,105	(45)	6,108
Residential	(20)	1,855	(12)	492	(32)	2,347
Commercial	(21)	2,478	(47)	2,157	(68)	4,635
Total mortgage-backed securities	(45)	6,336	(100)	6,754	(145)	13,090
Corporate debt securities	(63)	2,061	(199)	1,614	(262)	3,675
Collateralized loan and other debt obligations	(219)	15,850	(163)	11,635	(382)	27,485
Other	(20)	2,193	(35)	1,080	(55)	3,273
Total debt securities	(517)	38,494	(1,428)	34,277	(1,945)	72,771
Marketable equity securities:
Perpetual preferred securities	—	—	(3)	65	(3)	65
Other marketable equity securities	—	—	—	—	—	—
Total marketable equity securities	—	—	(3)	65	(3)	65
Total available-for-sale securities	(517)	38,494	(1,431)	34,342	(1,948)	72,836
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	—	—	—	—	—	—
Federal agency mortgage-backed securities	—	—	—	—	—	—
Collateralized loan obligations	(5)	150	(16)	1,181	(21)	1,331
Other	(1)	865	—	—	(1)	865
Total held-to-maturity securities	(6)	1,015	(16)	1,181	(22)	2,196
Total	$(523)	39,509	(1,447)	35,523	(1,970)	75,032
December 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(148)	24,795	—	—	(148)	24,795
Securities of U.S. states and political subdivisions	(26)	3,453	(476)	12,377	(502)	15,830
Mortgage-backed securities:
Federal agencies	(522)	36,329	(306)	9,888	(828)	46,217
Residential	(20)	1,276	(5)	285	(25)	1,561
Commercial	(32)	4,476	(53)	2,363	(85)	6,839
Total mortgage-backed securities	(574)	42,081	(364)	12,536	(938)	54,617
Corporate debt securities	(244)	4,941	(205)	1,057	(449)	5,998
Collateralized loan and other debt obligations	(276)	22,214	(92)	4,844	(368)	27,058
Other	(33)	2,768	(13)	425	(46)	3,193
Total debt securities	(1,301)	100,252	(1,150)	31,239	(2,451)	131,491
Marketable equity securities:
Perpetual preferred securities	(1)	24	(12)	109	(13)	133
Other marketable equity securities	(2)	40	—	—	(2)	40
Total marketable equity securities	(3)	64	(12)	109	(15)	173
Total available-for-sale securities	(1,304)	100,316	(1,162)	31,348	(2,466)	131,664
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(73)	5,264	—	—	(73)	5,264
Federal agency mortgage-backed securities	(314)	23,115	—	—	(314)	23,115
Collateralized loan obligations	(20)	1,148	(4)	233	(24)	1,381
Other	(3)	1,096	—	—	(3)	1,096
Total held-to-maturity securities	(410)	30,623	(4)	233	(414)	30,856
Total	$(1,714)	130,939	(1,166)	31,581	(2,880)	162,520

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
For descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2015 Form 10-K. There were no material changes to our methodologies for assessing impairment in the first half of 2016.
Table 4.3 shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade,

according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $12 million and $3.4 billion, respectively, at June 30, 2016, and $17 million and $3.7 billion, respectively, at December 31, 2015. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

Table 4.3: Gross Unrealized Losses and Fair Value by Investment Grade

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$—	—	—	—
Securities of U.S. states and political subdivisions	(1,056)	24,902	(45)	346
Mortgage-backed securities:
Federal agencies	(45)	6,108	—	—
Residential	(15)	1,264	(17)	1,083
Commercial	(29)	3,817	(39)	818
Total mortgage-backed securities	(89)	11,189	(56)	1,901
Corporate debt securities	(74)	1,780	(188)	1,895
Collateralized loan and other debt obligations	(382)	27,485	—	—
Other	(49)	2,717	(6)	556
Total debt securities	(1,650)	68,073	(295)	4,698
Perpetual preferred securities	(3)	65	—	—
Total available-for-sale securities	(1,653)	68,138	(295)	4,698
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	—	—	—	—
Federal agency mortgage-backed securities	—	—	—	—
Collateralized loan obligations	(21)	1,331	—	—
Other	(1)	865	—	—
Total held-to-maturity securities	(22)	2,196	—	—
Total	$(1,675)	70,334	(295)	4,698
December 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(148)	24,795	—	—
Securities of U.S. states and political subdivisions	(464)	15,470	(38)	360
Mortgage-backed securities:
Federal agencies	(828)	46,217	—	—
Residential	(12)	795	(13)	766
Commercial	(59)	6,361	(26)	478
Total mortgage-backed securities	(899)	53,373	(39)	1,244
Corporate debt securities	(140)	4,167	(309)	1,831
Collateralized loan and other debt obligations	(368)	27,058	—	—
Other	(43)	2,915	(3)	278
Total debt securities	(2,062)	127,778	(389)	3,713
Perpetual preferred securities	(13)	133	—	—
Total available-for-sale securities	(2,075)	127,911	(389)	3,713
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(73)	5,264	—	—
Federal agency mortgage-backed securities	(314)	23,115	—	—
Collateralized loan obligations	(24)	1,381	—	—
Other	(3)	1,096	—	—
Total held-to-maturity securities	(414)	30,856	—	—
Total	$(2,489)	158,767	(389)	3,713

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

Table 4.4: Contractual Maturities

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2016
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies	$27,939	1.44%	$123	1.64%	$27,690	1.43%	$126	1.88%	$—	—%
Securities of U.S. states and political subdivisions	54,024	5.90	1,439	2.06	8,657	2.33	2,812	5.50	41,116	6.81
Mortgage-backed securities:
Federal agencies	95,868	3.20	—	—	135	2.61	2,374	3.50	93,359	3.19
Residential	8,271	4.00	—	—	30	5.18	39	4.23	8,202	3.99
Commercial	11,667	4.96	—	—	—	—	—	—	11,667	4.96
Total mortgage-backed securities	115,806	3.44	—	—	165	3.09	2,413	3.51	113,228	3.44
Corporate debt securities	13,380	4.76	2,953	3.27	4,313	5.47	4,868	4.85	1,246	5.45
Collateralized loan and other debt obligations	34,281	2.41	1	0.98	695	1.14	16,158	2.36	17,427	2.50
Other	6,274	2.04	48	3.06	1,056	2.40	1,116	1.91	4,054	1.98
Total available-for-sale debt securities at fair value	$251,704	3.64%	$4,564	2.84%	$42,576	2.05%	$27,493	3.20%	$177,071	4.11%
December 31, 2015
Available-for-sale debt securities (1):					`
Securities of U.S. Treasury and federal agencies	$36,250	1.49%	$216	0.77%	$31,602	1.44%	$4,432	1.86%	$—	—%
Securities of U.S. states and political subdivisions	49,990	5.82	1,969	2.09	7,709	2.02	3,010	5.25	37,302	6.85
Mortgage-backed securities:
Federal agencies	104,546	3.29	3	6.55	373	1.58	1,735	3.84	102,435	3.29
Residential	8,558	4.17	—	—	34	5.11	34	6.03	8,490	4.16
Commercial	14,088	5.06	—	—	61	2.79	—	—	14,027	5.07
Total mortgage-backed securities	127,192	3.54	3	6.55	468	1.99	1,769	3.88	124,952	3.55
Corporate debt securities	15,411	4.57	1,960	3.84	6,731	4.47	5,459	4.76	1,261	5.47
Collateralized loan and other debt obligations	30,967	2.08	2	0.33	804	0.90	12,707	2.01	17,454	2.19
Other	5,911	2.05	68	2.47	1,228	2.57	953	1.94	3,662	1.89
Total available-for-sale debt securities at fair value	$265,721	3.55%	$4,218	2.84%	$48,542	1.98%	$28,330	2.98%	$184,631	4.07%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

Table 4.5 shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.

Table 4.5: Amortized Cost by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2016
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,675	2.12%	$—	—%	$20,911	2.08%	$23,764	2.15%	$—	—%
Securities of U.S. states and political subdivisions	2,181	5.97	—	—	—	—	119	7.53	2,062	5.88
Federal agency mortgage-backed securities	49,594	3.25	—	—	—	—	—	—	49,594	3.25
Collateralized loan obligations	1,406	2.36	—	—	—	—	239	2.28	1,167	2.37
Other	2,564	1.59	—	—	1,916	1.65	648	1.42	—	—
Total held-to-maturity debt securities at amortized cost	$100,420	2.75%	$—	—%	$22,827	2.04%	$24,770	2.16%	$52,823	3.33%
December 31, 2015
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,660	2.12%	$—	—%	$1,276	1.75%	$43,384	2.13%	$—	—%
Securities of U.S. states and political subdivisions	2,185	5.97	—	—	—	—	104	7.49	2,081	5.89
Federal agency mortgage-backed securities	28,604	3.47	—	—	—	—	—	—	28,604	3.47
Collateralized loan obligations	1,405	2.03	—	—	—	—	—	—	1,405	2.03
Other	3,343	1.68	—	—	2,351	1.74	992	1.53	—	—
Total held-to-maturity debt securities at amortized cost	$80,197	2.69%	$—	—%	$3,627	1.74%	$44,480	2.13%	$32,090	3.57%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

Table 4.6 shows the fair value of held-to-maturity debt securities by contractual maturity.

Table 4.6: Fair Value by Contractual Maturity

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
June 30, 2016
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$47,317	—	22,089	25,228	—
Securities of U.S. states and political subdivisions	2,332	—	—	125	2,207
Federal agency mortgage-backed securities	50,474	—	—	—	50,474
Collateralized loan obligations	1,385	—	—	238	1,147
Other	2,569	—	1,919	650	—
Total held-to-maturity debt securities at fair value	$104,077	—	24,008	26,241	53,828
December 31, 2015
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,167	—	1,298	43,869	—
Securities of U.S. states and political subdivisions	2,250	—	—	105	2,145
Federal agency mortgage-backed securities	28,421	—	—	—	28,421
Collateralized loan obligations	1,381	—	—	—	1,381
Other	3,348	—	2,353	995	—
Total held-to-maturity debt securities at fair value	$80,567	—	3,651	44,969	31,947

Note 4: Investment Securities (continued)

Realized Gains and Losses
Table 4.7 shows the gross realized gains and losses on sales and OTTI write-downs related to the available-for-sale securities portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 (Other Assets)).

Table 4.7: Realized Gains and Losses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Gross realized gains	$564	255	949	603
Gross realized losses	(31)	(15)	(44)	(35)
OTTI write-downs	(26)	(21)	(95)	(52)
Net realized gains from available-for-sale securities	507	219	810	516
Net realized gains from nonmarketable equity investments	129	479	314	830
Net realized gains from debt securities and equity investments	$636	698	1,124	1,346

Other-Than-Temporary Impairment
Table 4.8 shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities, marketable equity securities and nonmarketable equity investments. There were no OTTI write-downs on held-to-maturity securities during the first half of 2016 and 2015.

Table 4.8: OTTI Write-downs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
OTTI write-downs included in earnings
Debt securities:
Securities of U.S. states and political subdivisions	$6	—	10	16
Mortgage-backed securities:
Residential	12	19	24	34
Commercial	—	—	1	—
Corporate debt securities	5	1	50	1
Other debt securities	3	—	6	—
Total debt securities	26	20	91	51
Equity securities:
Marketable equity securities:
Other marketable equity securities	—	1	4	1
Total marketable equity securities	—	1	4	1
Total investment securities (1)	26	21	95	52
Nonmarketable equity investments (1)	104	75	233	117
Total OTTI write-downs included in earnings (1)	$130	96	328	169

(1)
The quarter ended June 30, 2016, includes $29 million in OTTI write-downs of oil and gas investments, of which $5 million related to investment securities and $24 million related to nonmarketable equity investments. Oil and gas related OTTI for the first half of 2016 totaled $153 million, of which $51 million related to investment securities and $102 million related to nonmarketable equity investments.

Other-Than-Temporarily Impaired Debt Securities
Table 4.9 shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.

Table 4.9: OTTI Write-downs Included in Earnings

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$20	19	81	39
Intent-to-sell OTTI	6	1	10	12
Total recorded as part of gross realized losses	26	20	91	51
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	—	—	—	(1)
Residential mortgage-backed securities	(5)	(10)	5	(31)
Commercial mortgage-backed securities	(1)	—	2	(15)
Corporate debt securities	(9)	—	(13)	—
Other debt securities	—	—	2	—
Total changes to OCI for non-credit-related OTTI	(15)	(10)	(4)	(47)
Total OTTI losses recorded on debt securities	$11	10	87	4

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

Table 4.10: Rollforward of OTTI Credit Loss

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Credit loss recognized, beginning of period	$1,145	1,029	1,092	1,025
Additions:
For securities with initial credit impairments	—	—	38	—
For securities with previous credit impairments	20	19	43	39
Total additions	20	19	81	39
Reductions:
For securities sold, matured, or intended/required to be sold	(83)	(52)	(89)	(66)
For recoveries of previous credit impairments (1)	(2)	(3)	(4)	(5)
Total reductions	(85)	(55)	(93)	(71)
Credit loss recognized, end of period	$1,080	993	1,080	993

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5: Loans and Allowance for Credit Losses (continued)

Note 5: Loans and Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $4.8 billion and $3.8 billion at June 30, 2016, and December 31, 2015, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. Outstanding balances at June 30, 2016 also reflect the acquisition of various loans and capital leases from GE Capital as described in Note 2 (Business Combinations).

Table 5.1: Loans Outstanding

(in millions)	Jun 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$323,858	299,892
Real estate mortgage	128,320	122,160
Real estate construction	23,387	22,164
Lease financing	18,973	12,367
Total commercial	494,538	456,583
Consumer:
Real estate 1-4 family first mortgage	277,162	273,869
Real estate 1-4 family junior lien mortgage	49,772	53,004
Credit card	34,137	34,039
Automobile	61,939	59,966
Other revolving credit and installment	39,609	39,098
Total consumer	462,619	459,976
Total loans	$957,157	916,559

Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. Table 5.2 presents total commercial foreign loans outstanding by class of financing receivable.

Table 5.2: Commercial Foreign Loans Outstanding

(in millions)	Jun 30, 2016	Dec 31, 2015
Commercial foreign loans:
Commercial and industrial	$50,515	49,049
Real estate mortgage	8,467	8,350
Real estate construction	246	444
Lease financing	987	274
Total commercial foreign loans	$60,215	58,117

Loan Purchases, Sales, and Transfers
Table 5.3 summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale at lower of cost or fair value. This loan activity also includes participating interests, whereby we receive or transfer a portion of a loan. The table excludes PCI loans and loans for which we have elected the fair value option, including loans originated for sale because their loan activity normally does not impact the allowance for credit losses.

Table 5.3: Loan Purchases, Sales, and Transfers

	2016			2015
(in millions)	Commercial (1)	Consumer (2)	Total	Commercial	Consumer (2)	Total
Quarter ended June 30,
Purchases	$2,607	—	2,607	9,739	311	10,050
Sales	(385)	(407)	(792)	(157)	(1)	(158)
Transfers to MHFS/LHFS	(69)	(1)	(70)	(45)	(5)	(50)
Six months ended June 30,
Purchases	$27,253	—	27,253	10,830	311	11,141
Sales	(608)	(679)	(1,287)	(363)	(30)	(393)
Transfers to MHFS/LHFS	(101)	(4)	(105)	(52)	(7)	(59)

(1)	Purchases include loans and capital leases from the GE Capital acquisitions as described in Note 2 (Business Combinations).

(2)
Excludes activity in government insured/guaranteed real estate 1-4 family first mortgage loans. As servicer, we are able to buy delinquent insured/guaranteed loans out of the Government National Mortgage Association (GNMA) pools, and manage and/or resell them in accordance with applicable requirements. These loans are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Accordingly, these loans have limited impact on the allowance for loan losses.

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $78 billion at June 30, 2016 and $75 billion at December 31, 2015.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2016, and December 31, 2015, we had $1.2 billion and $1.1 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.
When we make commitments, we are exposed to credit risk. The maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments is expected to expire without being used by the customer. In addition, we manage the potential risk in commitments to lend by limiting the total amount of commitments, both by individual customer and in total, by monitoring the size and maturity structure of these commitments and by applying the same credit standards for these commitments as for all of our credit activities.

For loans and commitments to lend, we generally require collateral or a guarantee. We may require various types of collateral, including commercial and consumer real estate, automobiles, other short-term liquid assets such as accounts receivable or inventory and long-lived assets, such as equipment and other business assets. Collateral requirements for each loan or commitment may vary based on the loan product and our assessment of a customer’s credit risk according to the specific credit underwriting, including credit terms and structure.
The contractual amount of our unfunded credit commitments, including unissued standby and commercial letters of credit, is summarized by portfolio segment and class of financing receivable in Table 5.4. The table excludes the standby and commercial letters of credit and temporary advance arrangements described above.
Table 5.4: Unfunded Credit Commitments

(in millions)	Jun 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$303,407	296,710
Real estate mortgage	7,595	7,378
Real estate construction	19,290	18,047
Total commercial	330,292	322,135
Consumer:
Real estate 1-4 family first mortgage	39,392	34,621
Real estate 1-4 family junior lien mortgage	42,589	43,309
Credit card	102,932	98,904
Other revolving credit and installment	27,869	27,899
Total consumer	212,782	204,733
Total unfunded credit commitments	$543,074	526,868

Note 5: Loans and Allowance for Credit Losses (continued)

Allowance for Credit Losses
Table 5.5 presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

Table 5.5: Allowance for Credit Losses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Balance, beginning of period	$12,668	13,013	12,512	13,169
Provision for credit losses	1,074	300	2,160	908
Interest income on certain impaired loans (1)	(51)	(50)	(99)	(102)
Loan charge-offs:
Commercial:
Commercial and industrial	(437)	(154)	(786)	(287)
Real estate mortgage	(3)	(16)	(6)	(39)
Real estate construction	(1)	(1)	(1)	(2)
Lease financing	(17)	(3)	(21)	(6)
Total commercial	(458)	(174)	(814)	(334)
Consumer:
Real estate 1-4 family first mortgage	(123)	(119)	(260)	(249)
Real estate 1-4 family junior lien mortgage	(133)	(163)	(266)	(342)
Credit card	(320)	(284)	(634)	(562)
Automobile	(176)	(150)	(387)	(345)
Other revolving credit and installment	(163)	(151)	(338)	(305)
Total consumer	(915)	(867)	(1,885)	(1,803)
Total loan charge-offs	(1,373)	(1,041)	(2,699)	(2,137)
Loan recoveries:
Commercial:
Commercial and industrial	69	73	145	142
Real estate mortgage	23	31	55	65
Real estate construction	4	7	12	17
Lease financing	5	1	8	4
Total commercial	101	112	220	228
Consumer:
Real estate 1-4 family first mortgage	109	52	198	99
Real estate 1-4 family junior lien mortgage	71	69	130	125
Credit card	50	41	102	80
Automobile	86	82	170	176
Other revolving credit and installment	32	35	69	71
Total consumer	348	279	669	551
Total loan recoveries	449	391	889	779
Net loan charge-offs	(924)	(650)	(1,810)	(1,358)
Other	(18)	1	(14)	(3)
Balance, end of period	$12,749	12,614	12,749	12,614
Components:
Allowance for loan losses	$11,664	11,754	11,664	11,754
Allowance for unfunded credit commitments	1,085	860	1,085	860
Allowance for credit losses	$12,749	12,614	12,749	12,614
Net loan charge-offs (annualized) as a percentage of average total loans	0.39%	0.30	0.39	0.32
Allowance for loan losses as a percentage of total loans	1.22	1.32	1.22	1.32
Allowance for credit losses as a percentage of total loans	1.33	1.42	1.33	1.42

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in the allowance as interest income.

Table 5.6 summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

Table 5.6: Allowance Activity by Portfolio Segment

			2016			2015
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$7,348	5,320	12,668	6,333	6,680	13,013
Provision for credit losses	478	596	1,074	11	289	300
Interest income on certain impaired loans	(10)	(41)	(51)	(4)	(46)	(50)

Loan charge-offs	(458)	(915)	(1,373)	(174)	(867)	(1,041)
Loan recoveries	101	348	449	112	279	391
Net loan charge-offs	(357)	(567)	(924)	(62)	(588)	(650)
Other	(18)	—	(18)	1	—	1
Balance, end of period	$7,441	5,308	12,749	6,279	6,335	12,614

Six months ended June 30,
Balance, beginning of period	$6,872	5,640	12,512	6,377	6,792	13,169
Provision for credit losses	1,192	968	2,160	20	888	908
Interest income on certain impaired loans	(15)	(84)	(99)	(9)	(93)	(102)

Loan charge-offs	(814)	(1,885)	(2,699)	(334)	(1,803)	(2,137)
Loan recoveries	220	669	889	228	551	779
Net loan charge-offs	(594)	(1,216)	(1,810)	(106)	(1,252)	(1,358)
Other	(14)	—	(14)	(3)	—	(3)
Balance, end of period	$7,441	5,308	12,749	6,279	6,335	12,614

Table 5.7 disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

Table 5.7: Allowance by Impairment Methodology

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
June 30, 2016
Collectively evaluated (1)	$6,233	3,450	9,683	487,062	426,302	913,364
Individually evaluated (2)	1,206	1,858	3,064	5,880	18,576	24,456
PCI (3)	2	—	2	1,596	17,741	19,337
Total	$7,441	5,308	12,749	494,538	462,619	957,157
December 31, 2015
Collectively evaluated (1)	$5,999	3,436	9,435	452,063	420,705	872,768
Individually evaluated (2)	872	2,204	3,076	3,808	20,012	23,820
PCI (3)	1	—	1	712	19,259	19,971
Total	$6,872	5,640	12,512	456,583	459,976	916,559

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/

combined LTV (CLTV).We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than March 31, 2016. See the “Purchased Credit-Impaired Loans” section in this Note for credit quality information on our PCI portfolio.

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

Table 5.8 provides a breakdown of outstanding commercial loans by risk category. Of the $25.7 billion in criticized commercial and industrial loans and $6.3 billion in criticized commercial real estate (CRE) loans at June 30, 2016, $3.5 billion and $931 million, respectively, have been placed on nonaccrual status and written down to net realizable collateral value.

Table 5.8: Commercial Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2016
By risk category:
Pass	$297,032	122,078	22,817	17,331	459,258
Criticized	25,746	5,796	500	1,642	33,684
Total commercial loans (excluding PCI)	322,778	127,874	23,317	18,973	492,942
Total commercial PCI loans (carrying value)	1,080	446	70	—	1,596
Total commercial loans	$323,858	128,320	23,387	18,973	494,538
December 31, 2015
By risk category:
Pass	$281,356	115,025	21,546	11,772	429,699
Criticized	18,458	6,593	526	595	26,172
Total commercial loans (excluding PCI)	299,814	121,618	22,072	12,367	455,871
Total commercial PCI loans (carrying value)	78	542	92	—	712
Total commercial loans	$299,892	122,160	22,164	12,367	456,583

Table 5.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

Table 5.9: Commercial Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2016
By delinquency status:
Current-29 days past due (DPD) and still accruing	$318,731	126,792	23,140	18,736	487,399
30-89 DPD and still accruing	547	188	118	125	978
90+ DPD and still accruing	36	22	—	—	58
Nonaccrual loans	3,464	872	59	112	4,507
Total commercial loans (excluding PCI)	322,778	127,874	23,317	18,973	492,942
Total commercial PCI loans (carrying value)	1,080	446	70	—	1,596
Total commercial loans	$323,858	128,320	23,387	18,973	494,538
December 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$297,847	120,415	21,920	12,313	452,495
30-89 DPD and still accruing	507	221	82	28	838
90+ DPD and still accruing	97	13	4	—	114
Nonaccrual loans	1,363	969	66	26	2,424
Total commercial loans (excluding PCI)	299,814	121,618	22,072	12,367	455,871
Total commercial PCI loans (carrying value)	78	542	92	—	712
Total commercial loans	$299,892	122,160	22,164	12,367	456,583

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

Table 5.10: Consumer Loans by Delinquency Status

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
June 30, 2016
By delinquency status:
Current-29 DPD	$233,153	48,712	33,403	60,697	39,257	415,222
30-59 DPD	1,916	298	227	947	133	3,521
60-89 DPD	746	163	159	223	97	1,388
90-119 DPD	317	91	123	68	80	679
120-179 DPD	341	109	224	4	21	699
180+ DPD	2,419	348	1	—	21	2,789
Government insured/guaranteed loans (1)	20,580	—	—	—	—	20,580
Total consumer loans (excluding PCI)	259,472	49,721	34,137	61,939	39,609	444,878
Total consumer PCI loans (carrying value)	17,690	51	—	—	—	17,741
Total consumer loans	$277,162	49,772	34,137	61,939	39,609	462,619
December 31, 2015
By delinquency status:
Current-29 DPD	$225,195	51,778	33,208	58,503	38,690	407,374
30-59 DPD	2,072	325	257	1,121	175	3,950
60-89 DPD	821	184	177	253	107	1,542
90-119 DPD	402	110	150	84	86	832
120-179 DPD	460	145	246	4	21	876
180+ DPD	3,376	393	1	1	19	3,790
Government insured/guaranteed loans (1)	22,353	—	—	—	—	22,353
Total consumer loans (excluding PCI)	254,679	52,935	34,039	59,966	39,098	440,717
Total consumer PCI loans (carrying value)	19,190	69	—	—	—	19,259
Total consumer loans	$273,869	53,004	34,039	59,966	39,098	459,976

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA. Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $10.8 billion at June 30, 2016, compared with $12.4 billion at December 31, 2015.

Of the $4.2 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at June 30, 2016, $730 million was accruing, compared with $5.5 billion past due and $867 million accruing at December 31, 2015.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $2.4 billion, or 0.9% of total first mortgages (excluding PCI), at June 30, 2016, compared with $3.4 billion, or 1.3%, at December 31, 2015.

Table 5.11 provides a breakdown of our consumer portfolio by FICO. Most of our portfolio is underwritten with a FICO score of 680 and above. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, substantially all of which are security-based loans originated through retail brokerage of $7.5 billion at June 30, 2016, and $7.0 billion at December 31, 2015.

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.11: Consumer Loans by FICO

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
June 30, 2016
By FICO:
< 600	$7,842	2,614	3,048	9,782	943	24,229
600-639	6,253	2,184	2,893	6,999	1,056	19,385
640-679	12,538	4,127	5,326	10,335	2,378	34,704
680-719	24,250	7,147	6,937	11,188	4,367	53,889
720-759	38,140	10,360	7,201	8,528	5,987	70,216
760-799	99,093	15,752	5,836	7,923	8,260	136,864
800+	46,613	6,782	2,792	6,747	6,565	69,499
No FICO available	4,163	755	104	437	2,521	7,980
FICO not required	—	—	—	—	7,532	7,532
Government insured/guaranteed loans (1)	20,580	—	—	—	—	20,580
Total consumer loans (excluding PCI)	259,472	49,721	34,137	61,939	39,609	444,878
Total consumer PCI loans (carrying value)	17,690	51	—	—	—	17,741
Total consumer loans	$277,162	49,772	34,137	61,939	39,609	462,619
December 31, 2015
By FICO:
< 600	$8,716	3,025	2,927	9,260	965	24,893
600-639	6,961	2,367	2,875	6,619	1,086	19,908
640-679	13,006	4,613	5,354	10,014	2,416	35,403
680-719	24,460	7,863	6,857	10,947	4,388	54,515
720-759	38,309	10,966	7,017	8,279	6,010	70,581
760-799	92,975	16,369	5,693	7,761	8,351	131,149
800+	44,452	6,895	3,090	6,654	6,510	67,601
No FICO available	3,447	837	226	432	2,395	7,337
FICO not required	—	—	—	—	6,977	6,977
Government insured/guaranteed loans (1)	22,353	—	—	—	—	22,353
Total consumer loans (excluding PCI)	254,679	52,935	34,039	59,966	39,098	440,717
Total consumer PCI loans (carrying value)	19,190	69	—	—	—	19,259
Total consumer loans	$273,869	53,004	34,039	59,966	39,098	459,976

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

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

Table 5.12 shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. We consider the trends in residential real estate markets as we monitor credit risk and establish our allowance for credit losses. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV due to industry data availability and portfolios acquired from or serviced by other institutions.

Table 5.12: Consumer Loans by LTV/CLTV

	June 30, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$114,333	16,043	130,376	109,558	15,805	125,363
60.01-80%	94,888	15,864	110,752	92,005	16,579	108,584
80.01-100%	23,065	10,217	33,282	22,765	11,385	34,150
100.01-120% (1)	3,603	4,673	8,276	4,480	5,545	10,025
> 120% (1)	1,607	2,397	4,004	2,065	3,051	5,116
No LTV/CLTV available	1,396	527	1,923	1,453	570	2,023
Government insured/guaranteed loans (2)	20,580	—	20,580	22,353	—	22,353
Total consumer loans (excluding PCI)	259,472	49,721	309,193	254,679	52,935	307,614
Total consumer PCI loans (carrying value)	17,690	51	17,741	19,190	69	19,259
Total consumer loans	$277,162	49,772	326,934	273,869	53,004	326,873

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  Table 5.13 provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 5.13: Nonaccrual Loans

(in millions)	Jun 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$3,464	1,363
Real estate mortgage	872	969
Real estate construction	59	66
Lease financing	112	26
Total commercial	4,507	2,424
Consumer:
Real estate 1-4 family first mortgage (1)	5,970	7,293
Real estate 1-4 family junior lien mortgage	1,330	1,495
Automobile	111	121
Other revolving credit and installment	45	49
Total consumer	7,456	8,958
Total nonaccrual loans (excluding PCI)	$11,963	11,382

(1)	Includes MHFS of $155 million and $177 million at June 30, 2016, and December 31, 2015, respectively.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $9.4 billion and $11.0 billion at June 30, 2016 and December 31, 2015, respectively, which included $5.3 billion and $6.2 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 5: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $2.4 billion at June 30, 2016, and $2.9 billion at December 31, 2015, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 5.14 shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2016	Dec 31, 2015
Loans 90 days or more past due and still accruing:
Total (excluding PCI):	$12,385	14,380
Less: FHA insured/guaranteed by the VA (1)(2)	11,577	13,373
Less: Student loans guaranteed under the FFELP (3)	20	26
Total, not government insured/guaranteed	$788	981
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$36	97
Real estate mortgage	22	13
Real estate construction	—	4
Total commercial	58	114
Consumer:
Real estate 1-4 family first mortgage (2)	169	224
Real estate 1-4 family junior lien mortgage (2)	52	65
Credit card	348	397
Automobile	64	79
Other revolving credit and installment	97	102
Total consumer	730	867
Total, not government insured/guaranteed	$788	981

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

IMPAIRED LOANS Table 5.15 summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. Table 5.15 includes trial modifications that totaled $364 million at June 30, 2016, and $402 million at December 31, 2015.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2015 Form 10-K.

Table 5.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
June 30, 2016
Commercial:
Commercial and industrial	$5,270	3,977	3,766	846
Real estate mortgage	2,141	1,681	1,669	310
Real estate construction	210	112	98	23
Lease financing	129	110	110	27
Total commercial	7,750	5,880	5,643	1,206
Consumer:
Real estate 1-4 family first mortgage	17,975	15,799	10,426	1,335
Real estate 1-4 family junior lien mortgage	2,567	2,306	1,757	409
Credit card	291	291	291	94
Automobile	157	92	34	5
Other revolving credit and installment	95	88	80	15
Total consumer (2)	21,085	18,576	12,588	1,858
Total impaired loans (excluding PCI)	$28,835	24,456	18,231	3,064
December 31, 2015
Commercial:
Commercial and industrial	$2,746	1,835	1,648	435
Real estate mortgage	2,369	1,815	1,773	405
Real estate construction	262	131	112	23
Lease financing	38	27	27	9
Total commercial	5,415	3,808	3,560	872
Consumer:
Real estate 1-4 family first mortgage	19,626	17,121	11,057	1,643
Real estate 1-4 family junior lien mortgage	2,704	2,408	1,859	447
Credit card	299	299	299	94
Automobile	173	105	41	5
Other revolving credit and installment	86	79	71	15
Total consumer (2)	22,888	20,012	13,327	2,204
Total impaired loans (excluding PCI)	$28,303	23,820	16,887	3,076

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Periods ended June 30, 2016 and December 31, 2015 include the recorded investment of $1.7 billion and $1.8 billion, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance. Impaired loans may also have limited, if any, allowance when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Note 5: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $198 million and $363 million at June 30, 2016 and December 31, 2015, respectively.

Table 5.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

Table 5.16: Average Recorded Investment in Impaired Loans

	Quarter ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$3,803	21	1,109	23	3,146	40	1,050	43
Real estate mortgage	1,695	34	2,280	31	1,730	66	2,331	74
Real estate construction	116	3	264	11	122	5	284	15
Lease financing	93	—	23	—	79	—	22	—
Total commercial	5,707	58	3,676	65	5,077	111	3,687	132
Consumer:
Real estate 1-4 family first mortgage	16,278	211	18,161	235	16,595	432	18,321	466
Real estate 1-4 family junior lien mortgage	2,325	33	2,507	34	2,354	67	2,514	69
Credit card	293	8	321	10	295	17	326	20
Automobile	94	3	118	4	98	6	121	8
Other revolving credit and installment	84	2	57	1	80	3	54	2
Total consumer	19,074	257	21,164	284	19,422	525	21,336	565
Total impaired loans (excluding PCI)	$24,781	315	24,840	349	24,499	636	25,023	697
Interest income:
Cash basis of accounting		$92		111		187		219
Other (1)		223		238		449		478
Total interest income		$315		349		636		697

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $22.0 billion and $22.7 billion at June 30, 2016 and December 31, 2015, respectively. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.
We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements primarily involve interest rate reductions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Home Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans.

At June 30, 2016, the loans in trial modification period were $137 million under HAMP, $29 million under 2MP and $198 million under proprietary programs, compared with $130 million, $32 million and $240 million at December 31, 2015, respectively. Trial modifications with a recorded investment of $128 million at June 30, 2016, and $136 million at December 31, 2015, were accruing loans and $236 million and $266 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.
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

Table 5.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended June 30, 2016
Commercial:
Commercial and industrial	$—	35	697	732	137	2.29%	$35
Real estate mortgage	—	29	135	164	—	1.30	28
Real estate construction	—	14	18	32	—	1.05	14
Lease financing	—	—	—	—	—	—	—
Total commercial	—	78	850	928	137	1.70	77
Consumer:
Real estate 1-4 family first mortgage	92	78	314	484	12	2.63	138
Real estate 1-4 family junior lien mortgage	6	27	33	66	11	3.11	33
Credit card	—	41	—	41	—	11.98	41
Automobile	1	3	14	18	8	6.40	3
Other revolving credit and installment	—	8	2	10	—	6.99	8
Trial modifications (6)	—	—	17	17	—	—	—
Total consumer	99	157	380	636	31	4.64	223
Total	$99	235	1,230	1,564	168	3.88%	$300
Quarter ended June 30, 2015
Commercial:
Commercial and industrial	$—	5	425	430	—	0.96%	$5
Real estate mortgage	4	49	271	324	—	1.73	49
Real estate construction	—	2	13	15	—	0.86	2
Lease financing	—	—	—	—	—	—	—
Total commercial	4	56	709	769	—	1.62	56
Consumer:
Real estate 1-4 family first mortgage	78	88	425	591	12	2.62	155
Real estate 1-4 family junior lien mortgage	10	21	39	70	8	3.21	28
Credit card	—	39	—	39	—	11.33	40
Automobile	—	1	17	18	7	9.00	1
Other revolving credit and installment	—	8	2	10	1	5.88	8
Trial modifications (6)	—	—	46	46	—	—	—
Total consumer	88	157	529	774	28	4.31	232
Total	$92	213	1,238	1,543	28	3.79%	$288

Note 5: Loans and Allowance for Credit Losses (continued)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Six months ended June 30, 2016
Commercial:
Commercial and industrial	$42	113	1,329	1,484	243	2.02%	$113
Real estate mortgage	—	53	294	347	—	1.22	52
Real estate construction	—	14	62	76	—	1.05	14
Lease financing	—	—	4	4	—	—	—
Total commercial	42	180	1,689	1,911	243	1.71	179
Consumer:
Real estate 1-4 family first mortgage	188	143	764	1,095	25	2.72	257
Real estate 1-4 family junior lien mortgage	12	56	60	128	21	3.01	67
Credit card	—	85	—	85	—	11.96	85
Automobile	1	7	29	37	16	6.47	7
Other revolving credit and installment	—	16	5	21	1	6.53	16
Trial modifications (6)	—	—	32	32	—	—	—
Total consumer	201	307	890	1,398	63	4.79	432
Total	$243	487	2,579	3,309	306	3.88%	$611
Six months ended June 30, 2015
Commercial:
Commercial and industrial	$—	15	649	664	2	0.83%	$15
Real estate mortgage	4	70	580	654	1	1.61	70
Real estate construction	11	3	57	71	—	0.62	3
Lease financing	—	—	—	—	—	—	—
Total commercial	15	88	1,286	1,389	3	1.45	88
Consumer:
Real estate 1-4 family first mortgage	182	171	941	1,294	27	2.54	320
Real estate 1-4 family junior lien mortgage	17	41	90	148	20	3.20	55
Credit card	—	84	—	84	—	11.31	84
Automobile	1	2	44	47	17	9.03	2
Other revolving credit and installment	—	13	4	17	1	5.85	13
Trial modifications (6)	—	—	44	44	—	—	—
Total consumer	200	311	1,123	1,634	65	4.29	474
Total	$215	399	2,409	3,023	68	3.84%	$562

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $301 million and $566 million, for quarters ended June 30, 2016 and 2015, and $649 million and $1.1 billion for the first half of 2016 and 2015, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $19 million and $20 million for the quarters ended June 30, 2016 and 2015, and $38 million and $46 million for the first half of 2016 and 2015, respectively.

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

Table 5.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Commercial:
Commercial and industrial	$20	38	45	46
Real estate mortgage	31	49	51	72
Real estate construction	1	1	3	2
Total commercial	52	88	99	120
Consumer:
Real estate 1-4 family first mortgage	30	42	61	94
Real estate 1-4 family junior lien mortgage	4	4	9	8
Credit card	13	14	26	27
Automobile	3	3	6	6
Other revolving credit and installment	1	1	2	2
Total consumer	51	64	104	137
Total	$103	152	203	257

Purchased Credit-Impaired Loans
Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008, at which time we acquired commercial and consumer loans with a carrying value of $18.7 billion and $40.1 billion, respectively. The unpaid principal balance on December 31, 2008 was $98.2 billion for the total of commercial and consumer PCI loans. Table 5.19 presents PCI loans net of any remaining purchase accounting adjustments. Commercial and industrial PCI loans at June 30, 2016, included $1.0 billion from the GE Capital acquisitions. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.
Table 5.19: PCI Loans

(in millions)	Jun 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$1,080	78
Real estate mortgage	446	542
Real estate construction	70	92
Total commercial	1,596	712
Consumer:
Real estate 1-4 family first mortgage	17,690	19,190
Real estate 1-4 family junior lien mortgage	51	69
Total consumer	17,741	19,259
Total PCI loans (carrying value)	$19,337	19,971
Total PCI loans (unpaid principal balance)	$27,391	28,278

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

The change in the accretable yield related to PCI loans is presented in Table 5.20.

Table 5.20: Change in Accretable Yield

(in millions)	Quarter ended June 30, 2016	Six months ended June 30, 2016
Balance, beginning of period	$15,978	16,301
Addition of accretable yield due to acquisitions	70	69
Accretion into interest income (1)	(329)	(668)
Accretion into noninterest income due to sales (2)	—	(9)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	24	58
Changes in expected cash flows that do not affect nonaccretable difference (3)	(16)	(24)
Balance, end of period	$15,727	15,727

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

(3)
Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

COMMERCIAL PCI CREDIT QUALITY INDICATORS  Table 5.21 provides a breakdown of commercial PCI loans by risk category.

Table 5.21: Commercial PCI Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
June 30, 2016
By risk category:
Pass	$273	266	56	595
Criticized	807	180	14	1,001
Total commercial PCI loans	$1,080	446	70	1,596
December 31, 2015
By risk category:
Pass	$35	298	68	401
Criticized	43	244	24	311
Total commercial PCI loans	$78	542	92	712

Table 5.22 provides past due information for commercial PCI loans.

Table 5.22: Commercial PCI Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
June 30, 2016
By delinquency status:
Current-29 DPD and still accruing	$1,073	425	70	1,568
30-89 DPD and still accruing	7	1	—	8
90+ DPD and still accruing	—	20	—	20
Total commercial PCI loans	$1,080	446	70	1,596
December 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$78	510	90	678
30-89 DPD and still accruing	—	2	—	2
90+ DPD and still accruing	—	30	2	32
Total commercial PCI loans	$78	542	92	712
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

Table 5.23: Consumer PCI Loans by Delinquency Status

	June 30, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$17,315	188	17,503	18,086	202	18,288
30-59 DPD and still accruing	1,525	7	1,532	1,686	7	1,693
60-89 DPD and still accruing	676	3	679	716	3	719
90-119 DPD and still accruing	254	2	256	293	2	295
120-179 DPD and still accruing	226	2	228	319	3	322
180+ DPD and still accruing	2,559	10	2,569	3,035	12	3,047
Total consumer PCI loans (adjusted unpaid principal balance)	$22,555	212	22,767	24,135	229	24,364
Total consumer PCI loans (carrying value)	$17,690	51	17,741	19,190	69	19,259

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.24 provides FICO scores for consumer PCI loans.

Table 5.24: Consumer PCI Loans by FICO

	June 30, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$5,399	47	5,446	5,737	52	5,789
600-639	3,846	30	3,876	4,754	38	4,792
640-679	5,345	41	5,386	6,208	48	6,256
680-719	4,057	42	4,099	4,283	43	4,326
720-759	1,869	25	1,894	1,914	24	1,938
760-799	940	18	958	910	13	923
800+	254	3	257	241	3	244
No FICO available	845	6	851	88	8	96
Total consumer PCI loans (adjusted unpaid principal balance)	$22,555	212	22,767	24,135	229	24,364
Total consumer PCI loans (carrying value)	$17,690	51	17,741	19,190	69	19,259

Table 5.25 shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

Table 5.25: Consumer PCI Loans by LTV/CLTV

	June 30, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$6,747	38	6,785	5,437	32	5,469
60.01-80%	9,878	75	9,953	10,036	65	10,101
80.01-100%	4,475	64	4,539	6,299	80	6,379
100.01-120% (1)	1,109	24	1,133	1,779	36	1,815
> 120% (1)	340	10	350	579	15	594
No LTV/CLTV available	6	1	7	5	1	6
Total consumer PCI loans (adjusted unpaid principal balance)	$22,555	212	22,767	24,135	229	24,364
Total consumer PCI loans (carrying value)	$17,690	51	17,741	19,190	69	19,259

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets
Table 6.1 presents the components of other assets.
Table 6.1: Other Assets

(in millions)	Jun 30, 2016	Dec 31, 2015
Nonmarketable equity investments:
Cost method:
Federal bank stock	$5,686	4,814
Private equity	1,481	1,626
Auction rate securities	558	595
Total cost method	7,725	7,035
Equity method:
LIHTC (1)	8,949	8,314
Private equity	3,521	3,300
Tax-advantaged renewable energy	1,538	1,625
New market tax credit and other	320	408
Total equity method	14,328	13,647
Fair value (2)	3,046	3,065
Total nonmarketable equity investments	25,099	23,747
Corporate/bank-owned life insurance	19,281	19,199
Accounts receivable (3)	35,056	26,251
Interest receivable	5,241	5,065
Core deposit intangibles	2,079	2,539
Customer relationship and other amortized intangibles	1,263	614
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (3)	321	446
Non-government insured/guaranteed	335	414
Non-residential real estate	461	565
Operating lease assets	10,285	3,782
Due from customers on acceptances	222	273
Other (4)	23,501	17,887
Total other assets	$123,144	100,782

(1)	Represents low income housing tax credit investments.

(2)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 (Fair Values of Assets and Liabilities) for additional information.

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

Table 6.2 presents income (expense) related to nonmarketable equity investments.
Table 6.2: Nonmarketable Equity Investments

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Net realized gains from nonmarketable equity investments	$129	479	$314	830
All other	(135)	(278)	(321)	(426)
Total	$(6)	201	$(7)	404
Low Income Housing Tax Credit Investments We invest in affordable housing projects that qualify for the low income housing tax credit (LIHTC), which is designed to promote private development of low income housing. These investments generate a return mostly through realization of federal tax credits.
Total LIHTC investments were $8.9 billion and $8.3 billion at June 30, 2016 and December 31, 2015, respectively. In second quarter and first half of 2016, we recognized pre-tax losses of $199 million and $401 million, respectively, related to our LIHTC investments, compared with $178 million and $356 million, respectively, for the same periods a year ago. We also recognized total tax benefits of $304 million and $611 million in the second quarter and first half of 2016, which included tax credits recorded in income taxes of $230 million and $460 million for the same periods, respectively. In the second quarter and first half of 2015, total tax benefits were $274 million and $550 million, respectively, which included tax credits of $207 million and $416 million for the same periods, respectively. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $3.3 billion at June 30, 2016 and $3.0 billion at December 31, 2015. Predominantly all of this liability is expected to be paid over the next three years. This liability is included in long-term debt.

Note 7: Securitizations and Variable Interest Entities (continued)

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
Table 7.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.

Table 7.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
June 30, 2016
Cash	$—	172		—	172
Federal funds sold, securities purchased under resale agreements and other short-term investments	—	135		—	135
Trading assets	2,540	101		203	2,844
Investment securities (1)	10,205	303		1,185	11,693
Loans	7,707	12,868		4,400	24,975
Mortgage servicing rights	10,729	—		—	10,729
Other assets	9,538	447		15	10,000
Total assets	40,719	14,026		5,803	60,548
Short-term borrowings	—	—		1,199	1,199
Accrued expenses and other liabilities	450	85	(2)	2	537
Long-term debt	3,291	4,043	(2)	4,351	11,685
Total liabilities	3,741	4,128		5,552	13,421
Noncontrolling interests	—	149		—	149
Net assets	$36,978	9,749		251	46,978
December 31, 2015
Cash	$—	157		—	157
Federal funds sold, securities purchased under resale agreements and other short-term investments	—	—		—	—
Trading assets	1,340	1		203	1,544
Investment securities (1)	12,388	425		2,171	14,984
Loans	9,661	4,811		4,887	19,359
Mortgage servicing rights	12,518	—		—	12,518
Other assets	8,938	242		26	9,206
Total assets	44,845	5,636		7,287	57,768
Short-term borrowings	—	—		1,799	1,799
Accrued expenses and other liabilities	629	57	(2)	1	687
Long-term debt	3,021	1,301	(2)	4,844	9,166
Total liabilities	3,650	1,358		6,644	11,652
Noncontrolling interests	—	93		—	93
Net assets	$41,195	4,185		643	46,023

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

Transactions with Unconsolidated VIEs
Our transactions with unconsolidated VIEs include securitizations of residential mortgage loans, CRE loans, student loans, automobile loans and leases, certain dealer floorplan loans; investment and financing activities involving collateralized debt obligations (CDOs) backed by asset-backed and CRE securities, tax credit structures, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including servicing, holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. Involvements with these unconsolidated VIEs are recorded on our balance sheet in trading assets, investment securities, loans, MSRs, other assets, other liabilities, and long-term debt, as appropriate.
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

Table 7.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
June 30, 2016
Residential mortgage loan securitizations:
Conforming (2)	$1,181,463	3,431	9,829	—	(268)	12,992
Other/nonconforming	22,132	1,125	115	—	(2)	1,238
Commercial mortgage securitizations	173,135	5,185	785	324	(31)	6,263
Collateralized debt obligations:
Debt securities	2,611	—	—	58	(39)	19
Loans (3)	1,589	1,551	—	—	—	1,551
Asset-based finance structures	11,482	8,001	—	—	—	8,001
Tax credit structures	27,157	9,743	—	—	(3,320)	6,423
Collateralized loan obligations	600	57	—	—	—	57
Investment funds	209	49	—	—	—	49
Other (4)	12,588	466	—	(81)	—	385
Total	$1,432,966	29,608	10,729	301	(3,660)	36,978
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$3,431	9,829	—	1,074	14,334
Other/nonconforming		1,125	115	—	2	1,242
Commercial mortgage securitizations		5,185	785	324	8,699	14,993
Collateralized debt obligations:
Debt securities		—	—	58	39	97
Loans (3)		1,551	—	—	—	1,551
Asset-based finance structures		8,001	—	—	444	8,445
Tax credit structures		9,743	—	—	976	10,719
Collateralized loan obligations		57	—	—	—	57
Investment funds		49	—	—	—	49
Other (4)		466	—	119	—	585
Total		$29,608	10,729	501	11,234	52,072

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

(1)
Includes total equity interests of $9.5 billion and $8.9 billion at June 30, 2016, and December 31, 2015, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.0 billion and $1.3 billion at June 30, 2016, and December 31, 2015, respectively, for certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)
Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest predominantly in senior tranches from a diversified pool of U.S. asset securitizations, of which all are current and 100% and 70% were rated as investment grade by the primary rating agencies at June 30, 2016, and December 31, 2015, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

(4)
Includes structured financing and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

In Table 7.2, “Total VIE assets” represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the remaining notional amount of the derivative is included in the asset balance. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” from our involvement with off-balance sheet entities, which is a required disclosure under GAAP, is determined as the carrying value of our involvement with off-balance sheet (unconsolidated) VIEs plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which we believe the possibility is extremely remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.
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
We voluntarily waived a portion of our management fees for certain money market funds that are exempt from the consolidation analysis to ensure the funds maintained a minimum level of daily net investment income. The amount of fees waived in the second quarter and first half of 2016 was $26 million and $56 million, respectively, compared with $53 million and $109 million, respectively, in the same periods of 2015.

OTHER TRANSACTIONS WITH VIEs  Other VIEs include certain entities that issue auction rate securities (ARS) which are debt instruments with long-term maturities, that re-price more frequently, and preferred equities with no maturity. At June 30, 2016, we held $465 million of ARS issued by VIEs compared with $502 million at December 31, 2015. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at June 30, 2016, and December 31, 2015, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.3 billion and $2.2 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

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

Note 7: Securitizations and Variable Interest Entities (continued)

Table 7.3: Cash Flows From Sales and Securitization Activity

	2016		2015
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended June 30,
Proceeds from securitizations and whole loan sales	$66,455	83	58,984	160
Fees from servicing rights retained	864	—	923	2
Cash flows from other interests held (1)	627	—	348	11
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	15	—	1	—
Agency securitizations (3)	35	—	76	—
Servicing advances, net of repayments	(39)	—	(154)	—
Six months ended June 30,
Proceeds from securitizations and whole loan sales	$111,471	133	100,893	181
Fees from servicing rights retained	1,745	—	1,858	4
Cash flows from other interests held (1)	1,034	1	614	23
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	18	—	7	—
Agency securitizations (3)	82	—	138	—
Servicing advances, net of repayments	(107)	—	(254)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)	Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. Second quarter and first half of 2016 exclude $2.0 billion and $4.9 billion respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools, compared with $2.7 billion and $6.0 billion, respectively, in the same periods of 2015. These loans are predominantly insured by the FHA or guaranteed by the VA.

In the second quarter and first half of 2016, we recognized net gains of $100 million and $295 million, respectively, from transfers accounted for as sales of financial assets, compared with $205 million and $316 million, respectively, in the same periods of 2015. These net gains largely relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during the second quarter and first half of 2016 and 2015 largely related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the second quarter and first half of 2016, we transferred $65.0 billion and $102.3 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $53.4 billion and $92.9 billion, respectively, in the same periods of 2015. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first half of 2016, we recorded a $764 million servicing asset, measured at fair value using a Level 3 measurement technique, securities of $3.2 billion, classified as Level 2, and a $15 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first half of 2015, we recorded a $736 million servicing asset, securities of $800 million, and a $23 million liability.
Table 7.4 presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.

Table 7.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2016	2015
Quarter ended June 30,
Prepayment speed (1)	12.1%	11.9
Discount rate	6.7	7.6
Cost to service ($ per loan) (2)	$141	237
Six months ended June 30,
Prepayment speed (1)	12.5%	12.4
Discount rate	6.8	7.6
Cost to service ($ per loan) (2)	$143	237

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
During the second quarter and first half of 2016, we transferred $1.8 billion and $9.9 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $6.3 billion and $9.5 billion in the same periods of 2015, respectively. These transfers resulted in gains of $58 million and $193 million in the second quarter and first half of 2016, respectively, because the loans were carried at lower of cost of market value (LOCOM), compared with gains of $123 million and $200 million in the second quarter and first half of 2015, respectively. In connection with these transfers, in the first half of 2016, we recorded a servicing asset of $135 million, initially measured at fair value using a Level 3 measurement technique, and securities of $86 million, classified as Level 2. In the first half of 2015, we recorded a servicing asset of $97 million and securities of $179 million.

Retained Interests from Unconsolidated VIEs
Table 7.5 provides key economic assumptions and the sensitivity of the current fair value of residential mortgage servicing rights and other interests held to immediate adverse changes in those assumptions. “Other interests held” relate to residential and commercial mortgage loan securitizations. Residential mortgage-backed securities retained in securitizations issued through GSEs, such as FNMA, FHLMC and GNMA, are excluded from the table because these securities have a remote risk of credit loss due to the GSE guarantee. These securities also have economic characteristics similar to GSE mortgage-backed securities that we purchase, which are not included in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.

Table 7.5: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Consumer	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Subordinated bonds	Senior bonds
Fair value of interests held at June 30, 2016	$10,396	33	1	303	698
Expected weighted-average life (in years)	5.2	3.6	9.1	1.2	5.9
Key economic assumptions:
Prepayment speed assumption (3)	13.6%	19.1	15.0
Decrease in fair value from:
10% adverse change	$595	1	—
25% adverse change	1,401	3	—
Discount rate assumption	6.2%	13.1	9.8	7.0	2.5
Decrease in fair value from:
100 basis point increase	$490	1	—	4	35
200 basis point increase	938	1	—	7	68
Cost to service assumption ($ per loan)	162
Decrease in fair value from:
10% adverse change	515
25% adverse change	1,289
Credit loss assumption			2.6%	2.9	—
Decrease in fair value from:
10% higher losses			$—	2	—
25% higher losses			—	5	—
Fair value of interests held at December 31, 2015	$12,415	34	1	342	673
Expected weighted-average life (in years)	6.0	3.6	11.6	1.9	5.8
Key economic assumptions:
Prepayment speed assumption (3)	11.4%	19.0	15.1
Decrease in fair value from:
10% adverse change	$616	1	—
25% adverse change	1,463	3	—
Discount rate assumption	7.3%	13.8	10.5	5.3	3.0
Decrease in fair value from:
100 basis point increase	$605	1	—	6	33
200 basis point increase	1,154	1	—	11	63
Cost to service assumption ($ per loan)	168
Decrease in fair value from:
10% adverse change	567
25% adverse change	1,417
Credit loss assumption			1.1%	2.8	—
Decrease in fair value from:
10% higher losses			$—	—	—
25% higher losses			—	2	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

Note 7: Securitizations and Variable Interest Entities (continued)

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.6 billion and $1.7 billion at June 30, 2016, and December 31, 2015, respectively. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at June 30, 2016, and December 31, 2015, results in a decrease in fair value of $127 million and $150 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.
We also have a loan to an unconsolidated third party VIE that we extended in fourth quarter 2014 in conjunction with our sale of government guaranteed student loans. The loan is carried at amortized cost and approximates fair value at June 30, 2016, and December 31, 2015. The carrying amount of the loan at June 30, 2016, and December 31, 2015, was $4.5 billion and $4.9 billion, respectively. The estimated fair value of the loan is considered a Level 3 measurement that is determined using discounted cash flows that are based on changes in the discount rate due to changes in the risk premium component (credit spreads). The primary economic assumption impacting the fair value of our loan is the discount rate. Changes in the credit loss assumption are not expected to affect the estimated fair value of the loan due to the government guarantee of the underlying collateral. The sensitivity of the current fair value to an immediate adverse increase of 200 basis points in the risk premium component of the discount rate assumption is a decrease in fair value of $75 million and $82 million at June 30, 2016, and December 31, 2015, respectively.
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

Off-Balance Sheet Loans
Table 7.6 presents information about the principal balances of off-balance sheet loans that were sold or securitized, including residential mortgage loans sold to FNMA, FHLMC, GNMA and other investors, for which we have some form of continuing involvement (including servicer). Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. For loans sold or securitized where servicing is our only form of continuing involvement, we would only experience a loss if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts.

Table 7.6: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended June 30,
(in millions)	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015	2016	2015
Commercial:
Real estate mortgage	$110,135	110,815	2,622	6,670	156	196
Total commercial	110,135	110,815	2,622	6,670	156	196
Consumer:
Real estate 1-4 family first mortgage	1,192,910	1,235,662	18,294	20,904	534	428
Total consumer	1,192,910	1,235,662	18,294	20,904	534	428
Total off-balance sheet sold or securitized loans (2)	$1,303,045	1,346,477	20,916	27,574	690	624

(1)	Includes $1.9 billion and $5.0 billion of commercial foreclosed assets and $2.1 billion and $2.2 billion of consumer foreclosed assets at June 30, 2016, and December 31, 2015, respectively.

(2)
At June 30, 2016, and December 31, 2015, the table includes total loans of $1.2 trillion at both dates, delinquent loans of $10.7 billion and $12.1 billion, and foreclosed assets of $1.5 billion and $1.7 billion, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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

Table 7.7: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
June 30, 2016
Secured borrowings:
Municipal tender option bond securitizations	$1,846	1,403	(1,200)	—	203
Residential mortgage securitizations	4,264	4,400	(4,352)	—	48
Total secured borrowings	6,110	5,803	(5,552)	—	251
Consolidated VIEs:
Commercial and industrial loans and leases	8,841	8,841	(2,985)	(12)	5,844
Nonconforming residential mortgage loan securitizations	3,723	3,318	(1,122)	—	2,196
Commercial real estate loans	1,207	1,207	—	—	1,207
Structured asset finance	29	16	(12)	—	4
Investment funds	492	492	(8)	(67)	417
Other	165	152	(1)	(70)	81
Total consolidated VIEs	14,457	14,026	(4,128)	(149)	9,749
Total secured borrowings and consolidated VIEs	$20,567	19,829	(9,680)	(149)	10,000
December 31, 2015
Secured borrowings:
Municipal tender option bond securitizations	$2,818	2,400	(1,800)	—	600
Residential mortgage securitizations	4,738	4,887	(4,844)	—	43
Total secured borrowings	7,556	7,287	(6,644)	—	643
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	4,134	3,654	(1,239)	—	2,415
Commercial real estate loans	1,185	1,185	—	—	1,185
Structured asset finance	54	20	(18)	—	2
Investment funds	482	482	—	—	482
Other	305	295	(101)	(93)	101
Total consolidated VIEs	6,160	5,636	(1,358)	(93)	4,185
Total secured borrowings and consolidated VIEs	$13,716	12,923	(8,002)	(93)	4,828
COMMERCIAL AND INDUSTRIAL LOANS AND LEASES In conjunction with the GE Capital transactions, on March 1, 2016, we acquired certain consolidated SPE entities. The most significant of these SPEs is a revolving master trust entity that purchases dealer floorplan loans and issues senior and subordinated notes. The senior notes are held by third parties and the subordinated notes and residual equity interests are held by us. At June 30, 2016, total assets held by the master trust were $7.2 billion and the outstanding senior notes were $2.7 billion. The other SPEs acquired include securitization term trust entities, which purchase vendor finance lease and loan assets and issue notes to investors, and a SPE that engages in leasing activities to specific vendors. At June 30, 2016, total assets held by these SPEs were $1.5 billion, with outstanding debt of $239 million. We are the primary beneficiary of these acquired SPEs due to our ability to direct the significant activities of the SPEs, such as our role as servicer, and because we hold variable interests that are considered significant.
INVESTMENT FUNDS Our adoption of ASU 2015-02

(Amendments to the Consolidation Analysis) changed the consolidation analysis for certain investment funds. We consolidate certain investment funds because we have both the power to manage fund assets and hold variable interests that are considered significant.

OTHER CONSOLIDATED VIE STRUCTURES In addition to the structure types included in the previous table, at both June 30, 2016, and December 31, 2015, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At June 30, 2016, we pledged approximately $481 million in loans (principal and interest eligible to be capitalized) and $5.8 billion in available-for-sale securities to collateralize the VIE’s borrowings, compared with $529 million and $5.9 billion, respectively, at December 31, 2015. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.

Note 7: Securitizations and Variable Interest Entities (continued)

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

Table 8.1: Analysis of Changes in Fair Value MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Fair value, beginning of period	$11,333	11,739	12,415	12,738
Servicing from securitizations or asset transfers (1)	477	428	843	736
Sales and other (2)	(22)	(5)	(22)	(6)
Net additions	455	423	821	730
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	(779)	1,117	(1,863)	545
Servicing and foreclosure costs (4)	(4)	(10)	23	(28)
Prepayment estimates and other (5)	(41)	(54)	59	(237)
Net changes in valuation model inputs or assumptions	(824)	1,053	(1,781)	280
Other changes in fair value (6)	(568)	(554)	(1,059)	(1,087)
Total changes in fair value	(1,392)	499	(2,840)	(807)
Fair value, end of period	$10,396	12,661	10,396	12,661

(1)	Includes impacts associated with exercising our right to repurchase delinquent loans from GNMA loan securitization pools.

(2)	Includes sales and transfers of MSRs.

(3)	Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

(4)	Includes costs to service and unreimbursed foreclosure costs.

(5)
Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior and other external factors that occur independent of interest rate changes.

(6)	Represents changes due to collection/realization of expected cash flows over time.

Table 8.2 presents the changes in amortized MSRs.

Table 8.2: Analysis of Changes in Amortized MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Balance, beginning of period	$1,359	1,252	1,308	1,242
Purchases	24	29	45	51
Servicing from securitizations or asset transfers	38	46	135	96
Amortization	(68)	(65)	(135)	(127)
Balance, end of period (1)	$1,353	1,262	1,353	1,262
Fair value of amortized MSRs:
Beginning of period	$1,725	1,522	1,680	1,637
End of period	1,620	1,692	1,620	1,692

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

Table 8.3: Managed Servicing Portfolio

(in billions)	Jun 30, 2016	Dec 31, 2015
Residential mortgage servicing:
Serviced for others	$1,250	1,300
Owned loans serviced	349	345
Subserviced for others	4	4
Total residential servicing	1,603	1,649
Commercial mortgage servicing:
Serviced for others	478	478
Owned loans serviced	128	122
Subserviced for others	8	7
Total commercial servicing	614	607
Total managed servicing portfolio	$2,217	2,256
Total serviced for others	$1,728	1,778
Ratio of MSRs to related loans serviced for others	0.68%	0.77

Table 8.4 presents the components of mortgage banking noninterest income.

Table 8.4: Mortgage Banking Noninterest Income

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2016	2015	2016	2015
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$949	1,008	1,903	2,028
Late charges		42	46	90	99
Ancillary fees		54	81	115	152
Unreimbursed direct servicing costs (1)		(203)	(109)	(356)	(243)
Net servicing fees		842	1,026	1,752	2,036
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	(824)	1,053	(1,781)	280
Other changes in fair value (3)		(568)	(554)	(1,059)	(1,087)
Total changes in fair value of MSRs carried at fair value		(1,392)	499	(2,840)	(807)
Amortization		(68)	(65)	(135)	(127)
Net derivative gains from economic hedges (4)	(B)	978	(946)	2,433	(65)
Total servicing income, net		360	514	1,210	1,037
Net gains on mortgage loan origination/sales activities		1,054	1,191	1,802	2,215
Total mortgage banking noninterest income		$1,414	1,705	3,012	3,252
Market-related valuation changes to MSRs, net of hedge results (2)(4)	(A)+(B)	$154	107	652	215

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Refer to the changes in fair value of MSRs table in this Note for more detail.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 12 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

Note 8: Mortgage Banking Activities (continued)

Table 8.5 summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities in “Mortgage banking” in our consolidated income statement.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $179 million at June 30, 2016, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

Table 8.5: Analysis of Changes in Liability for Mortgage Loan Repurchase Losses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Balance, beginning of period	$355	586	378	615
Provision for repurchase losses:
Loan sales	8	13	15	23
Change in estimate (1)	(89)	(31)	(108)	(57)
Net reductions	(81)	(18)	(93)	(34)
Losses	(19)	(11)	(30)	(24)
Balance, end of period	$255	557	255	557

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Note 9: Intangible Assets
Table 9.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 9.1: Intangible Assets

	June 30, 2016			December 31, 2015
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$3,408	(2,055)	1,353	3,228	(1,920)	1,308
Core deposit intangibles	12,834	(10,755)	2,079	12,834	(10,295)	2,539
Customer relationship and other intangibles	3,953	(2,690)	1,263	3,163	(2,549)	614
Total amortized intangible assets	$20,195	(15,500)	4,695	19,225	(14,764)	4,461
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$10,396			12,415
Goodwill	26,963			25,529
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

Table 9.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2016. Future amortization expense may vary from these projections.

Table 9.2: Amortization Expense for Intangible Assets

(in millions)		Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles	Total
Six months ended June 30, 2016	(actual)	$135	460	141	736
Estimate for the remainder of 2016		$133	459	151	743
Estimate for year ended December 31,
2017		228	851	309	1,388
2018		190	769	305	1,264
2019		168	—	112	280
2020		153	—	93	246
2021		129	—	75	204

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
Table 9.3 shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

Table 9.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2014 and June 30, 2015	$16,870	7,633	1,202	25,705
December 31, 2015	$16,849	7,475	1,205	25,529
Reduction in goodwill related to divested businesses and other	—	(84)	—	(84)
Goodwill from business combinations	—	1,518	—	1,518
June 30, 2016	$16,849	8,909	1,205	26,963

Note 10: Guarantees, Pledge Assets and Collateral (continued)

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

Table 10.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
June 30, 2016
Standby letters of credit (1)	$40	16,261	10,407	3,731	798	31,197	10,374
Securities lending and other indemnifications (2)	—	—	—	—	1,770	1,770	—
Written put options (3)	234	8,919	7,348	4,314	1,563	22,144	11,506
Loans and MHFS sold with recourse (4)	64	115	709	739	7,842	9,405	6,382
Factoring guarantees (5)	—	740	—	—	—	740	740
Other guarantees	9	31	21	18	2,818	2,888	28
Total guarantees	$347	26,066	18,485	8,802	14,791	68,144	29,030
December 31, 2015
Standby letters of credit (1)	$38	16,360	9,618	4,116	642	30,736	8,981
Securities lending and other indemnifications (2)	—	—	—	—	1,841	1,841	—
Written put options (3)	371	7,387	6,463	4,505	1,440	19,795	9,583
Loans and MHFS sold with recourse (4)	62	112	723	690	6,434	7,959	4,864
Factoring guarantees (5)	—	1,598	—	—	—	1,598	1,598
Other guarantees	28	62	17	17	2,482	2,578	53
Total guarantees	$499	25,519	16,821	9,328	12,839	64,507	25,079

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $11.2 billion and $11.8 billion at June 30, 2016, and December 31, 2015, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $181 million and $352 million with related collateral of $1.6 billion and $1.5 billion at June 30, 2016, and December 31, 2015, respectively. Estimated maximum exposure to loss was $1.8 billion at both June 30, 2016 and December 31, 2015.

(3)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives).

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $1 million and $2 million respectively, of loans associated with these agreements in the second quarter and first half of 2016, and $2 million and $3 million in the same periods of 2015, respectively.

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

Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is its extremely remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in Table 10.1 do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee agreements. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value, which is either fair value for derivative-related products or the allowance for lending-related commitments, is more representative of our exposure to loss than maximum exposure to loss.

Pledged Assets
As part of our liquidity management strategy, we pledge assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), securities lending arrangements, and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. Table 10.2 provides the total carrying amount of pledged assets by asset type. The table excludes pledged consolidated VIE assets of $14.0 billion and $5.6 billion at June 30, 2016, and December 31, 2015, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $5.8 billion and $7.3 billion in assets pledged in transactions accounted for as secured borrowings at June 30, 2016, and December 31, 2015, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.

Table 10.2: Pledged Assets

(in millions)	Jun 30, 2016	Dec 31, 2015
Trading assets and other (1)	$104,793	73,396
Investment securities (2)	95,354	113,912
Mortgages held for sale and Loans (3)	497,364	453,058
Total pledged assets	$697,511	640,366

(1)
Represent assets pledged to collateralize repurchase agreements and other securities financings. Balance includes $104.3 billion and $73.0 billion at June 30, 2016, and December 31, 2015, respectively, under agreements that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $5.8 billion and $6.5 billion (fair value of $5.9 billion and $6.5 billion) in collateral for repurchase agreements at June 30, 2016, and December 31, 2015, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $12.8 billion and $13.0 billion in collateral pledged under repurchase agreements at June 30, 2016, and December 31, 2015, respectively, that permit the secured parties to sell or repledge the collateral. All other pledged securities are pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgages held for sale of $14.4 billion and $8.7 billion at June 30, 2016, and December 31, 2015, respectively. Balance consists of mortgages held for sale and loans that are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.0 billion and $1.3 billion at June 30, 2016, and December 31, 2015, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

Note 10: Guarantees, Pledge Assets and Collateral (continued)

Securities Financing Activities
We enter into resale and repurchase agreements and securities borrowing and lending agreements (collectively, “securities financing activities”) typically to finance trading positions (including securities and derivatives), acquire securities to cover short trading positions, accommodate customers’ financing needs, and settle other securities obligations. These activities are conducted through our broker dealer subsidiaries and to a lesser extent through other bank entities. Most of our securities financing activities involve high quality, liquid securities such as U.S. Treasury securities and government agency securities, and to a lesser extent, less liquid securities, including equity securities, corporate bonds and asset-backed securities. We account for these transactions as collateralized financings in which we typically receive or pledge securities as collateral. We believe these financing transactions generally do not have material credit risk given the collateral provided and the related monitoring processes.

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

Table 10.3: Offsetting – Resale and Repurchase Agreements

(in millions)	Jun 30, 2016	Dec 31, 2015
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$95,437	74,935
Gross amounts offset in consolidated balance sheet (1)	(17,150)	(9,158)
Net amounts in consolidated balance sheet (2)	78,287	65,777
Collateral not recognized in consolidated balance sheet (3)	(77,683)	(65,035)
Net amount (4)	$604	742
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$121,276	91,278
Gross amounts offset in consolidated balance sheet (1)	(17,150)	(9,158)
Net amounts in consolidated balance sheet (6)	104,126	82,120
Collateral pledged but not netted in consolidated balance sheet (7)	(103,791)	(81,772)
Net amount (8)	$335	348

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs or MSLAs that have been offset in the consolidated balance sheet.

(2)
At June 30, 2016, and December 31, 2015, includes $54.5 billion and $45.7 billion, respectively, classified on our consolidated balance sheet in federal funds sold, securities purchased under resale agreements and other short-term investments and $23.8 billion and $20.1 billion, respectively, in loans.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At June 30, 2016, and December 31, 2015, we have received total collateral with a fair value of $107.6 billion and $84.9 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $67.9 billion at June 30, 2016, and $51.1 billion at December 31, 2015.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the "Repurchase and Securities Lending Agreements" section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At June 30, 2016, and December 31, 2015, we have pledged total collateral with a fair value of $123.4 billion and $92.9 billion, respectively, of which, the counterparty does not have the right to sell or repledge $6.3 billion as of June 30, 2016 and $6.9 billion as of December 31, 2015.

(8)	Represents the amount of our obligation that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

REPURCHASE AND SECURITIES LENDING AGREEMENTS Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction's maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks by the fact that most of our securities financing activities involve highly liquid securities, we underwrite and monitor the financial strength of our counterparties, we monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and we monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 10.4 provides the underlying collateral types of our gross obligations under repurchase and securities lending agreements.

Table 10.4: Underlying Collateral Types of Gross Obligations

(in millions)	Jun 30, 2016	Dec 31, 2015
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$52,177	32,254
Securities of U.S. States and political subdivisions	109	7
Federal agency mortgage-backed securities	43,001	37,033
Non-agency mortgage-backed securities	1,954	1,680
Corporate debt securities	5,298	4,674
Asset-backed securities	2,789	2,275
Equity securities	999	2,457
Other	1,138	1,162
Total repurchases	107,465	81,542
Securities lending:
Securities of U.S. Treasury and federal agencies	80	61
Federal agency mortgage-backed securities	148	76
Non-agency mortgage-backed securities	1	—
Corporate debt securities	924	899
Equity securities (1)	12,658	8,700
Total securities lending	13,811	9,736
Total repurchases and securities lending	$121,276	91,278

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

Table 10.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.

Table 10.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
June 30, 2016
Repurchase agreements	$83,097	15,454	7,023	1,891	107,465
Securities lending	11,718	220	1,873	—	13,811
Total repurchases and securities lending (1)	$94,815	15,674	8,896	1,891	121,276
December 31, 2015
Repurchase agreements	$58,021	19,561	2,935	1,025	81,542
Securities lending	7,845	362	1,529	—	9,736
Total repurchases and securities lending (1)	$65,866	19,923	4,464	1,025	91,278

(1)
Repurchase and securities lending transactions are largely conducted under enforceable master lending agreements that allow either party to terminate the transaction on demand. These transactions have been reported as continuous obligations unless the MRA or MSLA has been modified with an overriding agreement that specifies an alternative termination date.

Note 11: Legal Actions
The following supplements our discussion of certain matters previously reported in Note 15 (Legal Actions) to Financial Statements in our 2015 Form 10-K and Note 11 (Legal Actions) to Financial Statements in our 2016 first quarter Quarterly Report on Form 10-Q for events occurring during second quarter 2016.

INTERCHANGE LITIGATION Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A. and Wachovia Corporation are named as defendants, separately or in combination, in putative class actions filed on behalf of a plaintiff class of merchants and in individual actions brought by individual merchants with regard to the interchange fees and certain rules associated with Visa and MasterCard payment card transactions. These actions have been consolidated in the U.S. District Court for the Eastern District of New York. Visa, MasterCard and several banks and bank holding companies are named as defendants in various of these actions. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class actions and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The District Court granted final approval of the settlement, which was appealed to the Second Circuit Court of Appeals by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit Court of Appeals vacated the settlement agreement and reversed and remanded the consolidated action to the U.S. District Court for the Eastern District of New York for further proceedings.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was approximately $1.0 billion as of June 30, 2016. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 12: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation, trading, or other purposes. For more information on our derivative activities, see Note 16 (Derivatives) to Financial Statements in our 2015 Form 10-K.
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

Table 12.1: Notional or Contractual Amounts and Fair Values of Derivatives

	June 30, 2016			December 31, 2015
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts (1)	$225,772	14,893	4,456	191,684	7,477	2,253
Foreign exchange contracts (1)	26,670	1,000	1,658	25,115	378	2,494
Total derivatives designated as qualifying hedging instruments		15,893	6,114		7,855	4,747
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	243,492	1,134	1,006	211,375	195	315
Equity contracts	7,600	808	49	7,427	531	47
Foreign exchange contracts	15,945	455	231	16,407	321	100
Credit contracts – protection purchased	184	78	—	—	—	—
Subtotal		2,475	1,286		1,047	462
Customer accommodation, trading and
other derivatives:
Interest rate contracts	5,655,493	105,333	105,358	4,685,898	55,053	55,409
Commodity contracts	54,628	2,920	3,282	47,571	4,659	5,519
Equity contracts	161,398	6,542	5,445	139,956	7,068	4,761
Foreign exchange contracts	331,009	9,520	9,565	295,962	8,248	8,339
Credit contracts – protection sold	9,917	60	467	10,544	83	541
Credit contracts – protection purchased	20,765	455	97	18,018	567	88
Other contracts	983	—	88	1,041	—	58
Subtotal		124,830	124,302		75,678	74,715
Total derivatives not designated as hedging instruments		127,305	125,588		76,725	75,177
Total derivatives before netting		143,198	131,702		84,580	79,924
Netting (3)		(122,199)	(116,219)		(66,924)	(66,004)
Total		$20,999	15,483		17,656	13,920

(1)
Notional amounts presented exclude $1.9 billion of interest rate contracts at both June 30, 2016 and December 31, 2015, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at June 30, 2016, and December 31, 2015 excludes $7.9 billion and $7.8 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)	Includes economic hedge derivatives used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans, derivative loan commitments and other interests held.

(3)	Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Table 12.2 for further information.

Note 12: Derivatives (continued)

Table 12.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $126.8 billion and $124.0 billion of gross derivative assets and liabilities, respectively, at June 30, 2016, and $69.9 billion and $74.0 billion, respectively, at December 31, 2015, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $16.4 billion and $7.7 billion, respectively, at June 30, 2016 and $14.6 billion and $5.9 billion, respectively, at December 31, 2015, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
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

Table 12.2: Gross Fair Value of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet (2)	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (3)	Net amounts	Percent exchanged in over-the-counter market (4)
June 30, 2016
Derivative assets
Interest rate contracts	$121,360	(110,736)	10,624	(1,266)	9,358	27%
Commodity contracts	2,920	(905)	2,015	(92)	1,923	61
Equity contracts	7,350	(2,468)	4,882	(469)	4,413	54
Foreign exchange contracts	10,975	(7,647)	3,328	(43)	3,285	95
Credit contracts – protection sold	60	(53)	7	—	7	81
Credit contracts – protection purchased	533	(390)	143	(5)	138	99
Total derivative assets	$143,198	(122,199)	20,999	(1,875)	19,124
Derivative liabilities
Interest rate contracts	$110,820	(103,357)	7,463	(4,897)	2,566	24%
Commodity contracts	3,282	(781)	2,501	(46)	2,455	68
Equity contracts	5,494	(2,219)	3,275	(294)	2,981	82
Foreign exchange contracts	11,454	(9,440)	2,014	(698)	1,316	100
Credit contracts – protection sold	467	(373)	94	(75)	19	99
Credit contracts – protection purchased	97	(49)	48	(5)	43	48
Other contracts	88	—	88	—	88	100
Total derivative liabilities	$131,702	(116,219)	15,483	(6,015)	9,468
December 31, 2015
Derivative assets
Interest rate contracts	$62,725	(56,612)	6,113	(749)	5,364	39%
Commodity contracts	4,659	(998)	3,661	(76)	3,585	35
Equity contracts	7,599	(2,625)	4,974	(471)	4,503	51
Foreign exchange contracts	8,947	(6,141)	2,806	(34)	2,772	98
Credit contracts – protection sold	83	(79)	4	—	4	76
Credit contracts – protection purchased	567	(469)	98	(2)	96	100
Total derivative assets	$84,580	(66,924)	17,656	(1,332)	16,324
Derivative liabilities
Interest rate contracts	$57,977	(53,259)	4,718	(3,543)	1,175	35%
Commodity contracts	5,519	(1,052)	4,467	(40)	4,427	84
Equity contracts	4,808	(2,241)	2,567	(154)	2,413	85
Foreign exchange contracts	10,933	(8,968)	1,965	(634)	1,331	100
Credit contracts – protection sold	541	(434)	107	(107)	—	100
Credit contracts – protection purchased	88	(50)	38	(6)	32	70
Other contracts	58	—	58	—	58	100
Total derivative liabilities	$79,924	(66,004)	13,920	(4,484)	9,436

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $452 million and $375 million related to derivative assets and $104 million and $81 million related to derivative liabilities at June 30, 2016 and December 31, 2015, respectively. Cash collateral totaled $10.4 billion and $4.8 billion, netted against derivative assets and liabilities, respectively, at June 30, 2016, and $5.3 billion and $4.7 billion, respectively, at December 31, 2015.

(2)
Net derivative assets of $8.5 billion and $12.4 billion are classified in Trading assets at June 30, 2016 and December 31, 2015, respectively. $12.5 billion and $5.3 billion are classified in Other assets in the consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.

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

Table 12.3: Derivatives in Fair Value Hedging Relationships

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains (losses) on fair value hedges
(in millions)	Available- for-sale securities	Mortgages held for sale	Long-term debt	Available- for-sale securities	Long-term debt
Quarter ended June 30, 2016
Net interest income (expense) recognized on derivatives	$(170)	(2)	483	2	15	328
Gains (losses) recorded in noninterest income
Recognized on derivatives	(1,012)	(5)	1,983	134	(455)	645
Recognized on hedged item	1,018	6	(1,762)	(133)	394	(477)
Net recognized on fair value hedges (ineffective portion) (1)	$6	1	221	1	(61)	168
Quarter ended June 30, 2015
Net interest income (expense) recognized on derivatives	$(200)	(4)	479	(1)	56	330
Gains (losses) recorded in noninterest income
Recognized on derivatives	1,352	19	(2,305)	(116)	264	(786)
Recognized on hedged item	(1,357)	(21)	2,068	111	(302)	499
Net recognized on fair value hedges (ineffective portion) (1)	$(5)	(2)	(237)	(5)	(38)	(287)
Six months ended June 30, 2016
Net interest income (expense) recognized on derivatives	$(351)	(4)	965	2	31	643
Gains (losses) recorded in noninterest income
Recognized on derivatives	(2,695)	(42)	5,086	68	1,163	3,580
Recognized on hedged item	2,709	39	(4,569)	(74)	(1,008)	(2,903)
Net recognized on fair value hedges (ineffective portion) (1)	$14	(3)	517	(6)	155	677
Six months ended June 30, 2015
Net interest income (expense) recognized on derivatives	$(386)	(7)	951	—	117	675
Gains (losses) recorded in noninterest income
Recognized on derivatives	686	6	(1,047)	164	(1,623)	(1,814)
Recognized on hedged item	(696)	(11)	918	(158)	1,647	1,700
Net recognized on fair value hedges (ineffective portion) (1)	$(10)	(5)	(129)	6	24	(114)

(1)
The second quarter and first half of 2016 included $(3) million and $(7) million, respectively, and the second quarter and first half of 2015 included $(2) million and $(3) million, respectively, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency available-for-sale securities and long-term debt that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges
We use derivatives to hedge certain financial instruments against future interest rate increases and to limit the variability of cash flows on certain financial instruments due to changes in the benchmark interest rate. For more information on cash flow hedges, see Note 16 (Derivatives) to Financial Statements in our 2015 Form 10-K.
Based upon current interest rates, we estimate that $1.1 billion (pre tax) of deferred net gains on derivatives in OCI at

June 30, 2016, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 7 years.
Table 12.4 shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

Table 12.4: Derivatives in Cash Flow Hedging Relationships

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Gains (losses) (pre tax) recognized in OCI on derivatives	$1,057	(488)	3,056	464
Gains (pre tax) reclassified from cumulative OCI into net income (1)	265	268	521	502
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	—	—	1	1

(1)	See Note 17 (Other Comprehensive Income) for detail on components of net income.

(2)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

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
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains (losses) of $978 million and $2.4 billion in the second quarter and first half of 2016, respectively and $(946) million and $(65) million in the second quarter and first half of 2015, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $894 million at June 30, 2016, and net liability of $3 million at December 31, 2015. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.
Interest rate lock commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $285 million and $56 million at June 30, 2016, and December 31, 2015, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other derivatives” in Table 12.1 in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2015 Form 10-K. Table 12.5 shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

Table 12.5: Derivatives Not Designated as Hedging Instruments

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Net gains (losses) recognized on economic hedges derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (1)	$566	(383)	1,431	264
Other (2)	(117)	114	(252)	50
Equity contracts (3)	205	25	288	5
Foreign exchange contracts (2)	495	(670)	329	(22)
Subtotal	1,149	(914)	1,796	297
Net gains (losses) recognized on customer accommodation, trading and other derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (4)	510	(23)	975	364
Other (5)	(280)	489	(730)	396
Commodity contracts (5)	64	13	117	44
Equity contracts (5)	(315)	(139)	(295)	50
Foreign exchange contracts (5)	276	215	498	325
Credit contracts (5)	(25)	7	(41)	(1)
Other (2)	(9)	15	(30)	7
Subtotal	221	577	494	1,185
Net gains recognized related to derivatives not designated as hedging instruments	$1,370	(337)	2,290	1,482

(1)
Reflected in mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.

(2)	Included in other noninterest income.

(3)	Included in net gains (losses) from equity investments and other noninterest income.

(4)	Reflected in mortgage banking noninterest income including gains (losses) on interest rate lock commitments.

(5)	Included in net gains from trading activities in noninterest income.

Note 12: Derivatives (continued)

Credit Derivatives
Credit derivative contracts are arrangements whose value is derived from the transfer of credit risk of a reference asset or entity from one party (the purchaser of credit protection) to another party (the seller of credit protection). We use credit derivatives to assist customers with their risk management objectives. We may also use credit derivatives in structured product transactions or liquidity agreements written to special purpose vehicles. The maximum exposure of sold credit derivatives is managed through posted collateral, purchased credit derivatives and similar products in order to achieve our desired credit risk profile. This credit risk management provides an ability to recover a significant portion of any amounts that would be paid under the sold credit derivatives. We would be required to perform under sold credit derivatives in the event of default by the referenced obligors. Events of default include events such as bankruptcy, capital restructuring or lack of principal and/or interest payment. In certain cases, other triggers may exist, such as the credit downgrade of the referenced obligors or the inability of the special purpose vehicle for which we have provided liquidity to obtain funding.
Table 12.6 provides details of sold and purchased credit derivatives.

Table 12.6: Sold and Purchased Credit Derivatives

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
June 30, 2016
Credit default swaps on:
Corporate bonds	$25	4,561	1,681	3,376	1,185	2,089	2016 - 2025
Structured products	233	493	395	333	160	123	2020 - 2047
Credit protection on:
Default swap index	—	1,610	240	1,226	384	2,662	2016 - 2021
Commercial mortgage-backed securities index	187	614	—	569	45	53	2047 - 2058
Asset-backed securities index	20	46	—	41	5	189	2045 - 2046
Other	2	2,593	2,593	—	2,593	10,288	2016 - 2025
Total credit derivatives	$467	9,917	4,909	5,545	4,372	15,404
December 31, 2015
Credit default swaps on:
Corporate bonds	$44	4,838	1,745	3,602	1,236	2,272	2016 - 2025
Structured products	275	598	463	395	203	142	2017 - 2047
Credit protection on:
Default swap index	—	1,727	370	1,717	10	960	2016 - 2020
Commercial mortgage-backed securities index	203	822	—	766	56	316	2047 - 2057
Asset-backed securities index	18	47	—	1	46	71	2045 - 2046
Other	1	2,512	2,512	—	2,512	7,776	2016 - 2025
Total credit derivatives	$541	10,544	5,090	6,481	4,063	11,537
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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $14.5 billion at June 30, 2016, and $12.3 billion at December 31, 2015, for which we posted $10.8 billion and $8.8 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on June 30, 2016, or December 31, 2015, we would have been required to post additional collateral of $3.7 billion or $3.6 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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

Note 13: Fair Values of Assets and Liabilities (continued)

Note 13: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis are presented in Table 13.2 in this Note. From time to time, we may be required to record fair value adjustments on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of LOCOM accounting or write-downs of individual assets. Assets recorded on a nonrecurring basis are presented in Table 13.14 in this Note.
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

In accordance with new accounting guidance that we adopted effective January 1, 2016, we do not classify an investment in the fair value hierarchy if we use the non-published net asset value (NAV) per share (or its equivalent) that has been communicated to us as an investor as a practical expedient to measure fair value. We generally use NAV per share as the fair value measurement for certain nonmarketable equity fund investments. This guidance was required to be applied retrospectively. Accordingly, certain prior period fair value disclosures have been revised to conform with current period presentation. Marketable equity investments with published NAVs continue to be classified in the fair value hierarchy.
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

Table 13.1: Fair Value Measurements by Brokers or Third-Party Pricing Services

	Brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
June 30, 2016
Trading assets (excluding derivatives)	$—	—	—	—	55	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	24,788	3,151	—
Securities of U.S. states and political subdivisions	—	—	—	—	52,230	49
Mortgage-backed securities	—	222	—	—	115,117	95
Other debt securities (1)	—	624	832	—	49,948	238
Total debt securities	—	846	832	24,788	220,446	382
Total marketable equity securities	—	—	—	—	464	—
Total available-for-sale securities	—	846	832	24,788	220,910	382
Derivatives (trading and other assets)	—	—	—	—	210	—
Derivatives (liabilities)	—	—	—	—	(209)	—
Other liabilities (2)	—	—	—	—	(1)	—
December 31, 2015
Trading assets (excluding derivatives)	$—	—	—	—	5	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	32,868	3,382	—
Securities of U.S. states and political subdivisions	—	—	—	—	48,443	51
Mortgage-backed securities	—	226	—	—	126,525	73
Other debt securities (1)	—	503	409	—	48,721	345
Total debt securities	—	729	409	32,868	227,071	469
Total marketable equity securities	—	—	—	—	484	—
Total available-for-sale securities	—	729	409	32,868	227,555	469
Derivatives (trading and other assets)	—	—	—	—	224	—
Derivatives (liabilities)	—	—	—	—	(221)	—
Other liabilities (2)	—	—	—	—	(1)	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

(2)	Includes short sale liabilities and other liabilities.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 13.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 13.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting		Total
June 30, 2016
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$17,551	4,439	—		—		21,990
Securities of U.S. states and political subdivisions	—	2,443	7		—		2,450
Collateralized loan obligations	—	380	249		—		629
Corporate debt securities	25	8,361	36		—		8,422
Mortgage-backed securities	—	20,690	—		—		20,690
Asset-backed securities	—	939	—		—		939
Equity securities	14,626	196	—		—		14,822
Total trading securities (1)	32,202	37,448	292		—		69,942
Other trading assets	—	1,582	33		—		1,615
Total trading assets (excluding derivatives)	32,202	39,030	325		—		71,557
Securities of U.S. Treasury and federal agencies	24,788	3,151	—		—		27,939
Securities of U.S. states and political subdivisions	—	52,231	1,793	(2)	—		54,024
Mortgage-backed securities:
Federal agencies	—	95,868	—		—		95,868
Residential	—	8,270	1		—		8,271
Commercial	—	11,573	94		—		11,667
Total mortgage-backed securities	—	115,711	95		—		115,806
Corporate debt securities	62	12,847	471		—		13,380
Collateralized loan and other debt obligations (3)	—	33,330	951	(2)	—		34,281
Asset-backed securities:
Automobile loans and leases	—	12	—		—		12
Home equity loans	—	387	—		—		387
Other asset-backed securities	—	4,750	1,117	(2)	—		5,867
Total asset-backed securities	—	5,149	1,117		—		6,266
Other debt securities	—	8	—		—		8
Total debt securities	24,850	222,427	4,427		—		251,704
Marketable equity securities:
Perpetual preferred securities	270	464	—		—		734
Other marketable equity securities	568	—	—		—		568
Total marketable equity securities	838	464	—		—		1,302
Total available-for-sale securities	25,688	222,891	4,427		—		253,006
Mortgages held for sale	—	19,157	1,084		—		20,241
Loans	—	—	5,032		—		5,032
Mortgage servicing rights (residential)	—	—	10,396		—		10,396
Derivative assets:
Interest rate contracts	32	120,614	714		—		121,360
Commodity contracts	—	2,892	28		—		2,920
Equity contracts	3,401	2,932	1,017		—		7,350
Foreign exchange contracts	48	10,927	—		—		10,975
Credit contracts	—	297	296		—		593
Netting	—	—	—		(122,199)	(4)	(122,199)
Total derivative assets (5)	3,481	137,662	2,055		(122,199)		20,999
Other assets – excluding nonmarketable equity investments at NAV	—	8	3,038		—		3,046
Total assets included in the fair value hierarchy	$61,371	418,748	26,357		(122,199)		384,277
Other assets – nonmarketable equity investments at NAV (6)							—
Total assets recorded at fair value							$384,277
Derivative liabilities:
Interest rate contracts	$(44)	(110,752)	(24)		—		(110,820)
Commodity contracts	—	(3,275)	(7)		—		(3,282)
Equity contracts	(1,006)	(3,219)	(1,269)		—		(5,494)
Foreign exchange contracts	(50)	(11,404)	—		—		(11,454)
Credit contracts	—	(329)	(235)		—		(564)
Other derivative contracts	—	—	(88)		—		(88)
Netting	—	—	—		116,219	(4)	116,219
Total derivative liabilities (5)	(1,100)	(128,979)	(1,623)		116,219		(15,483)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(9,340)	(897)	—		—		(10,237)
Corporate debt securities	—	(4,777)	—		—		(4,777)
Equity securities	(1,808)	(30)	—		—		(1,838)
Other securities	—	(97)	—		—		(97)
Total short sale liabilities	(11,148)	(5,801)	—		—		(16,949)
Other liabilities (excluding derivatives)	—	—	(5)		—		(5)
Total liabilities recorded at fair value	$(12,248)	(134,780)	(1,628)		116,219		(32,437)

(1)
Net gains (losses) from trading activities recognized in the income statement for the first half of June 30, 2016 and 2015 include $1.1 billion and $(470) million in net unrealized gains (losses) on trading securities held at June 30, 2016 and 2015, respectively.

(2)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Includes collateralized debt obligations of $719 million.

(4)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 12 (Derivatives) for additional information.

(5)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(6)	Consists of certain nonmarketable equity investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.
(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2015
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$13,357	3,469	—		—		16,826
Securities of U.S. states and political subdivisions	—	1,667	8		—		1,675
Collateralized loan obligations	—	346	343		—		689
Corporate debt securities	—	7,909	56		—		7,965
Mortgage-backed securities	—	20,619	—		—		20,619
Asset-backed securities	—	1,005	—		—		1,005
Equity securities	15,010	101	—		—		15,111
Total trading securities (1)	28,367	35,116	407		—		63,890
Other trading assets	—	891	34		—		925
Total trading assets (excluding derivatives)	28,367	36,007	441		—		64,815
Securities of U.S. Treasury and federal agencies	32,868	3,382	—		—		36,250
Securities of U.S. states and political subdivisions	—	48,490	1,500	(2)	—		49,990
Mortgage-backed securities:
Federal agencies	—	104,546	—		—		104,546
Residential	—	8,557	1		—		8,558
Commercial	—	14,015	73		—		14,088
Total mortgage-backed securities	—	127,118	74		—		127,192
Corporate debt securities	54	14,952	405		—		15,411
Collateralized loan and other debt obligations (3)	—	30,402	565	(2)	—		30,967
Asset-backed securities:
Automobile loans and leases	—	15	—		—		15
Home equity loans	—	414	—		—		414
Other asset-backed securities	—	4,290	1,182	(2)	—		5,472
Total asset-backed securities	—	4,719	1,182		—		5,901
Other debt securities	—	10	—		—		10
Total debt securities	32,922	229,073	3,726		—		265,721
Marketable equity securities:
Perpetual preferred securities	434	484	—		—		918
Other marketable equity securities	719	—	—		—		719
Total marketable equity securities	1,153	484	—		—		1,637
Total available-for-sale securities	34,075	229,557	3,726		—		267,358
Mortgages held for sale	—	12,457	1,082		—		13,539
Loans	—	—	5,316		—		5,316
Mortgage servicing rights (residential)	—	—	12,415		—		12,415
Derivative assets:
Interest rate contracts	16	62,390	319		—		62,725
Commodity contracts	—	4,623	36		—		4,659
Equity contracts	3,726	2,907	966		—		7,599
Foreign exchange contracts	48	8,899	—		—		8,947
Credit contracts	—	375	275		—		650
Netting	—	—	—		(66,924)	(4)	(66,924)
Total derivative assets (5)	3,790	79,194	1,596		(66,924)		17,656
Other assets – excluding nonmarketable equity investments at NAV	—	—	3,065		—		3,065
Total assets included in the fair value hierarchy	$66,232	357,215	27,641		(66,924)		384,164
Other assets – nonmarketable equity investments at NAV (6)							23
Total assets recorded at fair value							$384,187
Derivative liabilities:
Interest rate contracts	$(41)	(57,905)	(31)		—		(57,977)
Commodity contracts	—	(5,495)	(24)		—		(5,519)
Equity contracts	(704)	(3,027)	(1,077)		—		(4,808)
Foreign exchange contracts	(37)	(10,896)	—		—		(10,933)
Credit contracts	—	(351)	(278)		—		(629)
Other derivative contracts	—	—	(58)		—		(58)
Netting	—	—	—		66,004	(4)	66,004
Total derivative liabilities (5)	(782)	(77,674)	(1,468)		66,004		(13,920)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(8,621)	(1,074)	—		—		(9,695)
Corporate debt securities	—	(4,209)	—		—		(4,209)
Equity securities	(1,692)	(4)	—		—		(1,696)
Other securities	—	(70)	—		—		(70)
Total short sale liabilities	(10,313)	(5,357)	—		—		(15,670)
Other liabilities (excluding derivatives)	—	—	(30)		—		(30)
Total liabilities recorded at fair value	$(11,095)	(83,031)	(1,498)		66,004		(29,620)

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

Table 13.3: Transfers Between Fair Value Levels

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended June 30, 2016
Trading assets (excluding derivatives)	$—	(4)	4	—	—	—	—
Available-for-sale securities	—	—	16	—	—	(16)	—
Mortgages held for sale	—	—	7	(25)	25	(7)	—
Net derivative assets and liabilities (2)	—	—	(12)	(3)	3	12	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	(4)	15	(28)	28	(11)	—
Quarter ended June 30, 2015
Trading assets (excluding derivatives)	$—	—	83	—	—	(83)	—
Available-for-sale securities (3)	—	—	24	—	—	(24)	—
Mortgages held for sale	—	—	386	(53)	53	(386)	—
Net derivative assets and liabilities (2)	—	—	18	—	—	(18)	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	—	511	(53)	53	(511)	—
Six months ended June 30, 2016
Trading assets (excluding derivatives)	$4	(4)	15	(4)	—	(11)	—
Available-for-sale securities	—	—	16	(80)	80	(16)	—
Mortgages held for sale	—	—	9	(54)	54	(9)	—
Net derivative assets and liabilities (2)	—	—	50	(28)	28	(50)	—
Short sale liabilities	(1)	—	—	1	—	—	—
Total transfers	$3	(4)	90	(165)	162	(86)	—
Six months ended June 30, 2015
Trading assets (excluding derivatives)	$16	(3)	93	(16)	1	(91)	—
Available-for-sale securities (3)	—	—	76	—	—	(76)	—
Mortgages held for sale	—	—	453	(95)	95	(453)	—
Net derivative assets and liabilities (2)	—	—	52	12	(12)	(52)	—
Short sale liabilities	(1)	—	—	1	—	—	—
Total transfers	$15	(3)	674	(98)	84	(672)	—

(1)	All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward tables in this Note.

(2)	Includes transfers of net derivative assets and net derivative liabilities between levels due to changes in observable market data.

(3)
Transfers out of Level 3 exclude $640 million in auction rate perpetual preferred equity securities that were transferred in second quarter 2015 from available-for-sale securities to nonmarketable equity investments in other assets.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2016, are presented in Table 13.4.
Table 13.4: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended June 30, 2016

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended June 30, 2016
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$8	—	—	(1)	—	—	7	—
Collateralized loan obligations	268	1	—	(20)	—	—	249	(4)
Corporate debt securities	33	(3)	—	6	—	—	36	(2)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	—
Total trading securities	309	(2)	—	(15)	—	—	292	(6)
Other trading assets	32	1	—	—	—	—	33	3
Total trading assets (excluding derivatives)	341	(1)	—	(15)	—	—	325	(3)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,457	3	1	348	—	(16)	1,793	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	73	—	—	21	—	—	94	—
Total mortgage-backed securities	74	—	—	21	—	—	95	—
Corporate debt securities	453	3	9	6	—	—	471	—
Collateralized loan and other debt obligations	813	8	4	126	—	—	951	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	1,240	2	(7)	(118)	—	—	1,117	(4)
Total asset-backed securities	1,240	2	(7)	(118)	—	—	1,117	(4)
Total debt securities	4,037	16	7	383	—	(16)	4,427	(4)	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	4,037	16	7	383	—	(16)	4,427	(4)
Mortgages held for sale	1,071	6	—	(11)	25	(7)	1,084	6	(6)
Loans	5,221	(3)	—	(186)	—	—	5,032	(4)	(6)
Mortgage servicing rights (residential) (7)	11,333	(1,392)	—	455	—	—	10,396	(824)	(6)
Net derivative assets and liabilities:
Interest rate contracts	501	660	—	(471)	—	—	690	357
Commodity contracts	11	6	—	1	3	—	21	9
Equity contracts	(283)	9	—	10	—	12	(252)	(7)
Credit contracts	—	(1)	—	62	—	—	61	(4)
Other derivative contracts	(77)	(9)	—	(2)	—	—	(88)	(10)
Total derivative contracts	152	665	—	(400)	3	12	432	345	(8)
Other assets	3,097	(181)	—	122	—	—	3,038	(181)	(5)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(5)	—	—	—	—	—	(5)	—	(6)

(1)	See Table 13.5 for detail.

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

(continued on following page)

(continued from previous page)

Table 13.5 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2016.
Table 13.5: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended June 30, 2016

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2016
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$2	(2)	—	(1)	(1)
Collateralized loan obligations	134	(154)	—	—	(20)
Corporate debt securities	10	(4)	—	—	6
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Total trading securities	146	(160)	—	(1)	(15)
Other trading assets	—	—	—	—	—
Total trading assets (excluding derivatives)	146	(160)	—	(1)	(15)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(7)	459	(104)	348
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	22	—	—	(1)	21
Total mortgage-backed securities	22	—	—	(1)	21
Corporate debt securities	6	—	—	—	6
Collateralized loan and other debt obligations	188	(4)	—	(58)	126
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	(28)	38	(128)	(118)
Total asset-backed securities	—	(28)	38	(128)	(118)
Total debt securities	216	(39)	497	(291)	383
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	216	(39)	497	(291)	383
Mortgages held for sale	22	(152)	164	(45)	(11)
Loans	8	—	84	(278)	(186)
Mortgage servicing rights (residential)	—	(22)	477	—	455
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(471)	(471)
Commodity contracts	—	—	—	1	1
Equity contracts	16	1	—	(7)	10
Credit contracts	—	(1)	—	63	62
Other derivative contracts	—	—	—	(2)	(2)
Total derivative contracts	16	—	—	(416)	(400)
Other assets	122	—	—	—	122
Short sale liabilities	—	—	—	—	—
Other liabilities (excluding derivatives)	—	—	—	—	—

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2015, are presented in Table 13.6.
Table 13.6: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended June 30, 2015

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended June 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$6	—	—	2	—	—	8	—
Collateralized loan obligations	381	21	—	5	—	—	407	13
Corporate debt securities	31	—	—	4	—	(2)	33	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	81	—	—	—	—	(81)	—	—
Equity securities	10	1	—	(10)	—	—	1	—
Total trading securities	509	22	—	1	—	(83)	449	13
Other trading assets	64	(1)	—	(1)	—	—	62	1
Total trading assets (excluding derivatives)	573	21	—	—	—	(83)	511	14	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,980	4	(12)	(59)	—	(24)	1,889	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	104	—	(1)	—	—	—	103	—
Total mortgage-backed securities	104	—	(1)	—	—	—	103	—
Corporate debt securities	312	3	(3)	22	—	—	334	2
Collateralized loan and other debt obligations	1,053	32	5	(166)	—	—	924	—
Asset-backed securities:
Automobile loans and leases	249	—	11	—	—	—	260	—
Other asset-backed securities	1,206	1	2	111	—	—	1,320	—
Total asset-backed securities	1,455	1	13	111	—	—	1,580	—
Total debt securities	4,904	40	2	(92)	—	(24)	4,830	2	(4)
Marketable equity securities:
Perpetual preferred securities	640	—	—	—	—	(640)	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	640	—	—	—	—	(640)	—	—	(5)
Total available-for-sale securities	5,544	40	2	(92)	—	(664)	4,830	2
Mortgages held for sale	2,098	(1)	—	(141)	53	(386)	1,623	(8)	(6)
Loans	5,730	(41)	—	(38)	—	—	5,651	(37)	(6)
Mortgage servicing rights (residential) (7)	11,739	499	—	423	—	—	12,661	1,053	(6)
Net derivative assets and liabilities:
Interest rate contracts	438	(57)	—	(129)	—	—	252	8
Commodity contracts	(2)	3	—	2	—	—	3	3
Equity contracts	(186)	57	—	(38)	—	(18)	(185)	43
Credit contracts	(154)	3	—	34	—	—	(117)	(9)
Other derivative contracts	(52)	14	—	—	—	—	(38)	14
Total derivative contracts	44	20	—	(131)	—	(18)	(85)	59	(8)
Other assets	2,549	(9)	—	96	—	—	2,636	(8)	(5)
Short sale liabilities	(15)	—	—	14	—	—	(1)	—	(3)
Other liabilities (excluding derivatives)	(27)	(3)	—	—	—	—	(30)	—	(6)

(1)	See Table 13.7 for detail.

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
Table 13.7: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended June 30, 2015

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$3	(1)	—	—	2
Collateralized loan obligations	508	(503)	—	—	5
Corporate debt securities	12	(8)	—	—	4
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	(10)	(10)
Total trading securities	523	(512)	—	(10)	1
Other trading assets	—	(1)	—	—	(1)
Total trading assets (excluding derivatives)	523	(513)	—	(10)	—
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(21)	239	(277)	(59)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	36	(8)	—	(6)	22
Collateralized loan and other debt obligations	15	(99)	—	(82)	(166)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	179	(68)	111
Total asset-backed securities	—	—	179	(68)	111
Total debt securities	51	(128)	418	(433)	(92)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	51	(128)	418	(433)	(92)
Mortgages held for sale	67	(332)	226	(102)	(141)
Loans	1	—	99	(138)	(38)
Mortgage servicing rights (residential)	—	—	428	(5)	423
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(129)	(129)
Commodity contracts	—	—	—	2	2
Equity contracts	15	(39)	—	(14)	(38)
Credit contracts	4	(2)	—	32	34
Other derivative contracts	—	—	—	—	—
Total derivative contracts	19	(41)	—	(109)	(131)
Other assets	96	—	—	—	96
Short sale liabilities	14	—	—	—	14
Other liabilities (excluding derivatives)	—	—	—	—	—

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2016, are presented in Table 13.8.
Table 13.8: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Six months ended June 30, 2016

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Six months ended June 30, 2016
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$8	—	—	(1)	—	—	7	—
Collateralized loan obligations	343	(24)	—	(59)	—	(11)	249	(25)
Corporate debt securities	56	(8)	—	(12)	—	—	36	(6)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	—
Total trading securities	407	(32)	—	(72)	—	(11)	292	(31)
Other trading assets	34	(1)	—	—	—	—	33	3
Total trading assets (excluding derivatives)	441	(33)	—	(72)	—	(11)	325	(28)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,500	4	4	221	80	(16)	1,793	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	73	—	—	21	—	—	94	—
Total mortgage-backed securities	74	—	—	21	—	—	95	—
Corporate debt securities	405	5	28	33	—	—	471	—
Collateralized loan and other debt obligations	565	23	(20)	383	—	—	951	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	1,182	2	(7)	(60)	—	—	1,117	(4)
Total asset-backed securities	1,182	2	(7)	(60)	—	—	1,117	(4)
Total debt securities	3,726	34	5	598	80	(16)	4,427	(4)	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	3,726	34	5	598	80	(16)	4,427	(4)
Mortgages held for sale	1,082	30	—	(73)	54	(9)	1,084	27	(6)
Loans	5,316	(4)	—	(280)	—	—	5,032	(6)	(6)
Mortgage servicing rights (residential) (7)	12,415	(2,840)	—	821	—	—	10,396	(1,781)	(6)
Net derivative assets and liabilities:
Interest rate contracts	288	1,259	—	(850)	—	(7)	690	458
Commodity contracts	12	8	—	(2)	3	—	21	13
Equity contracts	(111)	7	—	(130)	25	(43)	(252)	(160)
Credit contracts	(3)	8	—	56	—	—	61	4
Other derivative contracts	(58)	(30)	—	—	—	—	(88)	(30)
Total derivative contracts	128	1,252	—	(926)	28	(50)	432	285	(8)
Other assets	3,065	(238)	—	211	—	—	3,038	(239)	(5)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(30)	—	—	25	—	—	(5)	—	(6)

(1)	See Table 13.9 for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 13.9 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2016.
Table 13.9: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Six months ended June 30, 2016

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2016
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$2	(2)	—	(1)	(1)
Collateralized loan obligations	190	(249)	—	—	(59)
Corporate debt securities	13	(25)	—	—	(12)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Total trading securities	205	(276)	—	(1)	(72)
Other trading assets	—	—	—	—	—
Total trading assets (excluding derivatives)	205	(276)	—	(1)	(72)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	28	(7)	475	(275)	221
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	22	—	—	(1)	21
Total mortgage-backed securities	22	—	—	(1)	21
Corporate debt securities	34	—	—	(1)	33
Collateralized loan and other debt obligations	489	(4)	—	(102)	383
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	(28)	198	(230)	(60)
Total asset-backed securities	—	(28)	198	(230)	(60)
Total debt securities	573	(39)	673	(609)	598
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	573	(39)	673	(609)	598
Mortgages held for sale	44	(311)	282	(88)	(73)
Loans	12	—	172	(464)	(280)
Mortgage servicing rights (residential)	—	(22)	843	—	821
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(850)	(850)
Commodity contracts	—	—	—	(2)	(2)
Equity contracts	29	(146)	—	(13)	(130)
Credit contracts	3	(1)	—	54	56
Other derivative contracts	—	—	—	—	—
Total derivative contracts	32	(147)	—	(811)	(926)
Other assets	211	—	—	—	211
Short sale liabilities	—	—	—	—	—
Other liabilities (excluding derivatives)	—	—	—	25	25

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2015, are presented in Table 13.10.

Table 13.10: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Six months ended June 30, 2015

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Six months ended June 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$7	—	—	1	—	—	8	—
Collateralized loan obligations	445	42	—	(80)	—	—	407	7
Corporate debt securities	54	2	—	(14)	—	(9)	33	(1)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	79	16	—	(14)	—	(81)	—	—
Equity securities	10	1	—	(10)	—	—	1	—
Total trading securities	595	61	—	(117)	—	(90)	449	6
Other trading assets	55	5	—	2	1	(1)	62	9
Total trading assets (excluding derivatives)	650	66	—	(115)	1	(91)	511	15	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	2,277	3	(15)	(300)	—	(76)	1,889	(5)
Mortgage-backed securities:
Residential	24	4	(6)	(22)	—	—	—	—
Commercial	109	1	(2)	(5)	—	—	103	—
Total mortgage-backed securities	133	5	(8)	(27)	—	—	103	—
Corporate debt securities	252	3	(3)	82	—	—	334	2
Collateralized loan and other debt obligations	1,087	61	(11)	(213)	—	—	924	—
Asset-backed securities:
Automobile loans and leases	245	—	15	—	—	—	260	—
Other asset-backed securities	1,372	2	(9)	(45)	—	—	1,320	—
Total asset-backed securities	1,617	2	6	(45)	—	—	1,580	—
Total debt securities	5,366	74	(31)	(503)	—	(76)	4,830	(3)	(4)
Marketable equity securities:
Perpetual preferred securities	663	3	(2)	(24)	—	(640)	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	663	3	(2)	(24)	—	(640)	—	—	(5)
Total available-for-sale securities	6,029	77	(33)	(527)	—	(716)	4,830	(3)
Mortgages held for sale	2,313	37	—	(369)	95	(453)	1,623	6	(6)
Loans	5,788	(47)	—	(90)	—	—	5,651	(37)	(6)
Mortgage servicing rights (residential) (7)	12,738	(807)	—	730	—	—	12,661	280	(6)
Net derivative assets and liabilities:
Interest rate contracts	293	425	—	(466)	—	—	252	57
Commodity contracts	1	2	—	2	(2)	—	3	1
Equity contracts	(84)	50	—	(89)	(10)	(52)	(185)	(14)
Credit contracts	(189)	1	—	71	—	—	(117)	(5)
Other derivative contracts	(44)	6	—	—	—	—	(38)	6
Total derivative contracts	(23)	484	—	(482)	(12)	(52)	(85)	45	(8)
Other assets	2,512	28	—	96	—	—	2,636	29	(5)
Short sale liabilities	(6)	—	—	5	—	—	(1)	—	(3)
Other liabilities (excluding derivatives)	(28)	(2)	—	—	—	—	(30)	—	(6)

(1)	See Table 13.11 for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 13.11 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2015.
Table 13.11: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Six months ended June 30, 2015

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$3	(2)	—	—	1
Collateralized loan obligations	908	(988)	—	—	(80)
Corporate debt securities	27	(41)	—	—	(14)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	(5)	—	(9)	(14)
Equity securities	—	—	—	(10)	(10)
Total trading securities	938	(1,036)	—	(19)	(117)
Other trading assets	3	(1)	—	—	2
Total trading assets (excluding derivatives)	941	(1,037)	—	(19)	(115)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(41)	294	(553)	(300)
Mortgage-backed securities:
Residential	—	(22)	—	—	(22)
Commercial	—	(5)	—	—	(5)
Total mortgage-backed securities	—	(27)	—	—	(27)
Corporate debt securities	96	(8)	—	(6)	82
Collateralized loan and other debt obligations	59	(102)	—	(170)	(213)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	(1)	238	(282)	(45)
Total asset-backed securities	—	(1)	238	(282)	(45)
Total debt securities	155	(179)	532	(1,011)	(503)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(24)	(24)
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	(24)	(24)
Total available-for-sale securities	155	(179)	532	(1,035)	(527)
Mortgages held for sale	120	(623)	346	(212)	(369)
Loans	67	—	194	(351)	(90)
Mortgage servicing rights (residential)	—	(1)	736	(5)	730
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(466)	(466)
Commodity contracts	—	—	—	2	2
Equity contracts	15	(71)	—	(33)	(89)
Credit contracts	6	(2)	—	67	71
Other derivative contracts	—	—	—	—	—
Total derivative contracts	21	(73)	—	(430)	(482)
Other assets	96	—	—	—	96
Short sale liabilities	20	(15)	—	—	5
Other liabilities (excluding derivatives)	—	—	—	—	—

Table 13.12 and Table 13.13 provide quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.
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

Table 13.12: Valuation Techniques – Recurring Basis – June 30, 2016

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
June 30, 2016
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,538		Discounted cash flow	Discount rate	0.7	-	4.8%		1.4
	49		Vendor priced
Auction rate securities and other municipal bonds	213		Discounted cash flow	Discount rate	0.9	-	4.8		2.8
				Weighted average life	2.3	-	17.6	yrs	8.2
Collateralized loan and other debt obligations (2)	249		Market comparable pricing	Comparability adjustment	(18.0)	-	19.8%		2.8
	951		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	499		Discounted cash flow	Discount rate	1.1	-	3.8		2.4
Other commercial and consumer	612	(4)	Discounted cash flow	Discount rate	2.5	-	5.4		3.0
				Weighted average life	1.1	-	8.3	yrs	3.2
	6		Vendor priced
Mortgages held for sale (residential)	1,045		Discounted cash flow	Default rate	0.5	-	11.5%		2.2
				Discount rate	1.1	-	6.6		4.7
				Loss severity	0.0	-	39.8		21.3
				Prepayment rate	8.3	-	15.5		10.9
	39		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(33.9)
Loans	5,032	(5)	Discounted cash flow	Discount rate	0.0	-	3.1		2.6
				Prepayment rate	0.5	-	100.0		18.4
				Utilization rate	0.0	-	0.8		0.3
Mortgage servicing rights (residential)	10,396		Discounted cash flow	Cost to service per loan (6)	$70	-	572		162
				Discount rate	5.7	-	10.8%		6.2
				Prepayment rate (7)	10.8	-	23.3		13.6
Net derivative assets and (liabilities):
Interest rate contracts	405		Discounted cash flow	Default rate	0.1	-	9.6		2.5
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		9.7
Interest rate contracts: derivative loan commitments	285		Discounted cash flow	Fall-out factor	1.0	-	99.0		23.5
				Initial-value servicing	(25.9)	-	132.6	bps	63.6
Equity contracts	84		Discounted cash flow	Conversion factor	(10.8)	-	0.0%		(8.0)
				Weighted average life	2.0	-	3.5	yrs	2.4
	(336)		Option model	Correlation factor	(77.0)	-	98.5%		46.3
				Volatility factor	6.5	-	100.0		26.8
Credit contracts	(25)		Market comparable pricing	Comparability adjustment	(24.1)	-	21.7%		0.2
	86		Option model	Credit spread	0.0	-	8.9		1.4
				Loss severity	13.0	-	60.0		51.1
Other assets: nonmarketable equity investments	11		Discounted cash flow	Discount rate	5.0		10.3		6.0
	3,027		Market comparable pricing	Comparability adjustment	(23.9)	-	(7.1)		(17.8)

Insignificant Level 3 assets, net of liabilities	563	(8)
Total level 3 assets, net of liabilities	$24,729	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $719 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists primarily of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $70 - $321.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, other trading assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts and other derivative contracts.

(9)	Consists of total Level 3 assets of $26.4 billion and total Level 3 liabilities of $1.6 billion, before netting of derivative balances.

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.13: Valuation Techniques – Recurring Basis – December 31, 2015

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
December 31, 2015
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,213		Discounted cash flow	Discount rate	0.8	-	5.6%		1.9
	51		Vendor priced
Auction rate securities and other municipal bonds	244		Discounted cash flow	Discount rate	0.8	-	4.5		2.0
				Weighted average life	1.0	-	10.0	yrs	4.7
Collateralized loan and other debt obligations (2)	343		Market comparable pricing	Comparability adjustment	(20.0)	-	20.3%		2.9
	565		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	608		Discounted cash flow	Discount rate	1.0	-	5.0		3.2
Other commercial and consumer	508	(4)	Discounted cash flow	Discount rate	2.5	-	6.3		3.8
				Weighted average life	1.0	-	9.4	yrs	4.3
	66		Vendor priced
Mortgages held for sale (residential)	1,033		Discounted cash flow	Default rate	0.5	-	13.7%		3.6
				Discount rate	1.1	-	6.3		4.7
				Loss severity	0.1	-	22.7		11.2
				Prepayment rate	2.6	-	9.6		6.4
	49		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(32.6)
Loans	5,316	(5)	Discounted cash flow	Discount rate	0.0	-	3.9		3.1
				Prepayment rate	0.2	-	100.0		14.6
				Utilization rate	0.0	-	0.8		0.3
Mortgage servicing rights (residential)	12,415		Discounted cash flow	Cost to service per loan (6)	$70	-	599		168
				Discount rate	6.8	-	11.8%		7.3
				Prepayment rate (7)	10.1	-	18.9		11.4
Net derivative assets and (liabilities):
Interest rate contracts	230		Discounted cash flow	Default rate	0.1	-	9.6		2.6
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	0.3	-	2.5		2.2
Interest rate contracts: derivative loan commitments	58	(8)	Discounted cash flow	Fall-out factor	1.0	-	99.0		18.8
				Initial-value servicing	(30.6)	-	127.0	bps	41.5
Equity contracts	72		Discounted cash flow	Conversion factor	(10.6)	-	0.0%		(8.1)
				Weighted average life	0.5	-	2.0	yrs	1.5
	(183)		Option model	Correlation factor	(77.0)	-	98.5%		66.0
				Volatility factor	6.5	-	91.3		24.2
Credit contracts	(9)		Market comparable pricing	Comparability adjustment	(53.6)	-	18.2		(0.6)
	6		Option model	Credit spread	0.0	-	19.9		1.6
				Loss severity	13.0	-	73.0		49.6

Other assets: nonmarketable equity investments	3,065		Market comparable pricing	Comparability adjustment	(19.1)	-	(5.5)		(15.1)

Insignificant Level 3 assets, net of liabilities	493	(9)
Total level 3 assets, net of liabilities	$26,143	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $257 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists largely of investments in asset-backed securities that are revolving in nature, in which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $70 - $335.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)	Total derivative loan commitments were a net asset of $56 million, of which a $2 million derivative liability was classified as level 2 at December 31, 2015.

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

•
Vendor-priced  – Prices obtained from third party pricing vendors or brokers that are used to record the fair value of the asset or liability for which the related valuation technique and significant unobservable inputs are not provided.

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

•
Credit spread – is the portion of the interest rate in excess of a benchmark interest rate, such as Overnight Index Swap (OIS), LIBOR or U.S. Treasury rates, that when applied to an investment captures changes in the obligor’s creditworthiness.

•	Default rate – is an estimate of the likelihood of not collecting contractual amounts owed expressed as a constant default rate (CDR).

•
Discount rate – is a rate of return used to calculate the present value of the future expected cash flow to arrive at the fair value of an instrument. The discount rate consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, OIS, LIBOR or U.S. Treasury rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

•	Fall-out factor – is the expected percentage of loans associated with our interest rate lock commitment portfolio that are likely of not funding.

•
Initial-value servicing – is the estimated value of the underlying loan, including the value attributable to the embedded servicing right, expressed in basis points of outstanding unpaid principal balance.

•	Loss severity – is the estimated percentage of contractual cash flows lost in the event of a default.

•	Prepayment rate – is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate (CPR).

•	Utilization rate – is the estimated rate in which incremental portions of existing reverse mortgage credit lines are expected to be drawn by borrowers, expressed as an annualized rate.

•	Volatility factor – is the extent of change in price an item is estimated to fluctuate over a specified period of time, expressed as a percentage of relative change in price over a period over time.

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

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of

LOCOM accounting or write-downs of individual assets. Table 13.14 provides the fair value hierarchy and carrying amount of all assets that were still held as of June 30, 2016, and December 31, 2015, and for which a nonrecurring fair value adjustment was recorded during the periods presented.

Table 13.14: Fair Value on a Nonrecurring Basis

	June 30, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	1,476	1,246	2,722	—	4,667	1,047	5,714
Loans held for sale	—	197	—	197	—	279	—	279
Loans:
Commercial	—	605	—	605	—	191	—	191
Consumer	—	613	6	619	—	1,406	7	1,413
Total loans (2)	—	1,218	6	1,224	—	1,597	7	1,604
Other assets - excluding nonmarketable equity investments at NAV (3)	—	225	394	619	—	280	368	648
Total included in the fair value hierarchy	$—	3,116	1,646	4,762	—	6,823	1,422	8,245
Other assets - nonmarketable equity investments at NAV (4)				31				286
Total assets at fair value on a nonrecurring basis				$4,793				8,531

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

(2)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Includes the fair value of foreclosed real estate, other collateral owned, operating lease assets and nonmarketable equity investments.

(4)
Consists of certain nonmarketable equity investments that are measured at fair value on a nonrecurring basis using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

Table 13.15 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the reporting period.
Table 13.15: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Six months ended June 30,
(in millions)	2016	2015
Mortgages held for sale (LOCOM)	$30	18
Loans held for sale	—	(1)
Loans:
Commercial	(560)	(74)
Consumer	(431)	(601)
Total loans (1)	(991)	(675)
Other assets (2)	(259)	(152)
Total	$(1,220)	(810)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

(2)
Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets. Also includes impairment losses on nonmarketable equity investments.

Table 13.16 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets that are measured at fair value on a nonrecurring basis using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented.

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

Table 13.16: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
June 30, 2016
Residential mortgages held for sale (LOCOM)	$1,246	(3)	Discounted cash flow	Default rate	(4)	0.2	—	5.8%	2.6%
				Discount rate		1.5	—	8.5	3.8
				Loss severity		0.8	—	45.3	2.5
				Prepayment rate	(5)	6.0	—	100.0	54.1
Other assets: nonmarketable equity investments	—		Market comparable pricing	Comparability adjustment		0.0	—	0.0	0.0
	178		Discounted cash flow	Discount rate		7.0	—	9.0	8.0
Insignificant level 3 assets	222
Total	$1,646
December 31, 2015
Residential mortgages held for sale (LOCOM)	$1,047	(3)	Discounted cash flow	Default rate	(4)	0.5	—	5.0%	4.2%
				Discount rate		1.5	—	8.5	3.5
				Loss severity		0.0	—	26.1	2.9
				Prepayment rate	(5)	2.6	—	100.0	65.4
Other assets: nonmarketable equity investments	228		Market comparable pricing	Comparability adjustment		5.0	—	9.2	8.5
	—		Discounted cash flow	Discount rate		0.0	—	0.0	0.0
Insignificant level 3 assets	147
Total	$1,422

(1)	Refer to the narrative following Table 13.13 of this Note for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MHFS, weighted averages are calculated using outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.2 billion and $1.0 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at June 30, 2016, and December 31, 2015, respectively, and $38 million and $41 million of other mortgage loans that are not government insured/guaranteed at June 30, 2016 and December 31, 2015, respectively.

(4)	Applies only to non-government insured/guaranteed loans.

(5)	Includes the impact on prepayment rate of expected defaults for the government insured/guaranteed loans, which impacts the frequency and timing of early resolution of loans.

Alternative Investments
We hold certain nonmarketable equity investments for which we use NAV per share (or its equivalent) as a practical expedient for fair value measurements, including estimated fair values for investments accounted for under the cost method. The funds predominantly consist of private equity funds that invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buyouts, recapitalizations and expansion opportunities. The fair values of these investments and related unfunded commitments totaled $148 million and$71 million, respectively, at June 30, 2016, and $642 million and $144 million, respectively, at December 31, 2015. The investments do not allow redemptions. We receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next 2 years.

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

Table 13.17 reflects differences between the fair value carrying amount of certain assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

Table 13.17: Fair Value Option

	June 30, 2016			December 31, 2015
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets – loans:
Total loans	$1,574	1,667	(93)	886	935	(49)
Nonaccrual loans	19	27	(8)	—	—	—
Mortgages held for sale:
Total loans	20,241	19,446	795	13,539	13,265	274
Nonaccrual loans	141	187	(46)	161	228	(67)
Loans 90 days or more past due and still accruing	15	19	(4)	19	22	(3)
Loans held for sale:
Total loans	—	6	(6)	—	5	(5)
Nonaccrual loans	—	6	(6)	—	5	(5)
Loans:
Total loans	5,032	4,909	123	5,316	5,184	132
Nonaccrual loans	262	277	(15)	305	322	(17)
Other assets (1)	3,046	N/A	N/A	3,065	N/A	N/A

(1)	Consists of nonmarketable equity investments carried at fair value. See Note 6 (Other Assets) for more information.

The assets and liabilities accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets and liabilities measured at fair value are shown in Table 13.18 by income statement line item.

Table 13.18: Fair Value Option – Changes in Fair Value Included in Earnings

	2016			2015
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended June 30,
Trading assets - loans	$—	16	1	—	4	1
Mortgages held for sale	611	—	—	316	—	—
Loans	—	—	(3)	—	—	(39)
Other assets	—	—	(176)	—	—	(10)
Other interests held (1)	—	1	—	—	(2)	—
Six months ended June 30,
Trading assets – loans	$—	26	1	—	19	2
Mortgages held for sale	1,176	—	—	897	—	—
Loans	—	—	(4)	—	—	(43)
Other assets	—	—	(234)	—	—	28
Other interests held (1)	—	(1)	—	—	(2)	—

(1)	Includes retained interests in securitizations.

For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Table 13.19 shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.

Table 13.19: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Gains (losses) attributable to instrument-specific credit risk:
Trading assets – loans	$16	4	26	19
Mortgages held for sale	(1)	31	(5)	48
Total	$15	35	21	67

Disclosures about Fair Value of Financial Instruments
Table 13.20 is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis, as they are included within Table 13.2 in this Note. The carrying amounts in the following table are recorded on the balance sheet under the indicated captions, except for nonmarketable equity investments, which are included in other assets.
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

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.20: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2016
Financial assets
Cash and due from banks (1)	$20,407	20,407	—	—	20,407
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	295,521	20,288	275,123	110	295,521
Held-to-maturity securities	100,420	47,317	54,191	2,569	104,077
Mortgages held for sale (2)	3,689	—	2,457	1,246	3,703
Loans held for sale	220	—	222	—	222
Loans, net (3)	921,679	—	60,732	879,352	940,084
Nonmarketable equity investments (cost method)
Excluding investments at NAV	7,624	—	18	8,205	8,223
Total financial assets included in the fair value hierarchy	1,349,560	88,012	392,743	891,482	1,372,237
Investments at NAV (4)	101				148
Total financial assets	$1,349,661				1,372,385
Financial liabilities
Deposits	$1,245,473	—	1,220,198	25,583	1,245,781
Short-term borrowings (1)	120,258	—	120,258	—	120,258
Long-term debt (5)	243,919	—	232,701	10,690	243,391
Total financial liabilities	$1,609,650	—	1,573,157	36,273	1,609,430
December 31, 2015
Financial assets
Cash and due from banks (1)	$19,111	19,111	—	—	19,111
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	270,130	14,057	255,911	162	270,130
Held-to-maturity securities	80,197	45,167	32,052	3,348	80,567
Mortgages held for sale (2)	6,064	—	5,019	1,047	6,066
Loans held for sale	279	—	279	—	279
Loans, net (3)	887,497	—	60,848	839,816	900,664
Nonmarketable equity investments (cost method)
Excluding investments at NAV	6,659	—	14	7,271	7,285
Total financial assets included in the fair value hierarchy	1,269,937	78,335	354,123	851,644	1,284,102
Investments at NAV (4)	376				619
Total financial assets	$1,270,313				1,284,721
Financial liabilities
Deposits	$1,223,312	—	1,194,781	28,616	1,223,397
Short-term borrowings (1)	97,528	—	97,528	—	97,528
Long-term debt (5)	199,528	—	188,015	10,468	198,483
Total financial liabilities	$1,520,368	—	1,480,324	39,084	1,519,408

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	MHFS exclude balances for which we elected the fair value option.

(3)
Loans exclude balances for which we elected the fair value option and also exclude lease financing with a carrying amount of $19.0 billion and $12.4 billion at June 30, 2016, and December 31, 2015, respectively.

(4)
Consists of certain nonmarketable equity investments for which estimated fair values are determined using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

(5)	The carrying amount and fair value exclude obligations under capital leases of $8 million at both June 30, 2016, and December 31, 2015.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.2 billion and $1.0 billion at June 30, 2016, and December 31, 2015, respectively.

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

Table 14.1: Preferred Stock Shares

	June 30, 2016		December 31, 2015
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series H
Floating Class A Preferred Stock	20,000	50,000	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.000% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.000% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.700% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	—	—
Series X
5.500% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	—	—
ESOP
Cumulative Convertible Preferred Stock (1)	—	1,718,142	—	1,252,386
Total		12,220,852		11,669,096

(1)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Note 14: Preferred Stock (continued)

Table 14.2: Preferred Stock – Shares Issued and Carrying Value

	June 30, 2016				December 31, 2015
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.900% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.000% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V (1)
6.000% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W (1)
5.700% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	—	—	—	—
Series X (1)
5.500% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	—	—	—	—
ESOP
Cumulative Convertible Preferred Stock	1,718,142	1,718	1,718	—	1,252,386	1,252	1,252	—
Total	11,811,673	$26,229	24,830	1,399	11,259,917	$23,613	22,214	1,399

(1)	Preferred shares qualify as Tier 1 capital.

In January 2016, we issued 40 million Depositary Shares, each representing a 1/1,000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series W, for an aggregate public offering price of $1.0 billion. In June 2016, we issued 46 million Depositary Shares, each representing a 1/1,000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series X, for an aggregate public offering price of $1.2 billion.
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

Table 14.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2016	637,489	—	$637	—	9.30%	10.30
2015	200,820	220,408	201	220	8.90	9.90
2014	255,413	283,791	255	284	8.70	9.70
2013	222,558	251,304	223	251	8.50	9.50
2012	144,072	166,353	144	166	10.00	11.00
2011	149,301	177,614	149	178	9.00	10.00
2010	90,775	113,234	91	113	9.50	10.50
2008	17,714	28,972	18	29	10.50	11.50
2007	—	10,710	—	11	10.75	11.75
Total ESOP Preferred Stock (1)	1,718,142	1,252,386	$1,718	1,252
Unearned ESOP shares (2)			$(1,868)	(1,362)

(1)	At June 30, 2016 and December 31, 2015, additional paid-in capital included $150 million and $110 million, respectively, related to ESOP preferred stock.

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
Table 15.1 presents the components of net periodic benefit cost.

Table 15.1: Net Periodic Benefit Cost

	2016			2015
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended June 30,
Service cost	$1	—	—	1	—	2
Interest cost	109	6	10	107	7	10
Expected return on plan assets	(141)	—	(7)	(161)	—	(9)
Amortization of net actuarial loss (gain)	33	3	(1)	27	4	(1)
Amortization of prior service credit	—	—	—	—	—	—
Settlement loss	4	—	—	—	—	—
Net periodic benefit cost (income)	$6	9	2	(26)	11	2
Six months ended June 30,
Service cost	$2	—	—	1	—	4
Interest cost	218	13	20	214	13	21
Expected return on plan assets	(283)	—	(15)	(322)	—	(18)
Amortization of net actuarial loss (gain)	66	6	(2)	54	9	(2)
Amortization of prior service credit	—	—	—	—	—	(1)
Settlement loss	4	2	—	—	13	—
Net periodic benefit cost (income)	$7	21	3	(53)	35	4

Note 16: Earnings Per Common Share
Table 16.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 16.1: Earnings Per Common Share Calculations

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Wells Fargo net income	$5,558	5,719	$11,020	11,523
Less: Preferred stock dividends and other	385	356	762	699
Wells Fargo net income applicable to common stock (numerator)	$5,173	5,363	$10,258	10,824
Earnings per common share
Average common shares outstanding (denominator)	5,066.9	5,151.9	5,071.3	5,156.1
Per share	$1.02	1.04	$2.02	2.10
Diluted earnings per common share
Average common shares outstanding	5,066.9	5,151.9	5,071.3	5,156.1
Add: Stock options	19.6	27.3	20.4	28.1
Restricted share rights	21.0	26.8	27.4	34.6
Warrants	10.6	14.5	10.7	14.4
Diluted average common shares outstanding (denominator)	5,118.1	5,220.5	5,129.8	5,233.2
Per share	$1.01	1.03	$2.00	2.07

Table 16.2 presents the outstanding options to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

Table 16.2: Outstanding Anti-Dilutive Options

	Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Options	2.7	5.6	3.7	6.3

Note 17: Other Comprehensive Income
Table 17.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.
Table 17.1: Summary of Other Comprehensive Income

	Quarter ended June 30,						Six months ended June 30,
	2016			2015			2016			2015
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities:
Net unrealized gains (losses) arising during the period	$1,571	(596)	975	(1,969)	678	(1,291)	2,366	(906)	1,460	(1,576)	631	(945)
Reclassification of net (gains) losses to net income:
Interest income on investment securities (1)	3	(1)	2	1	—	1	3	(1)	2	(2)	1	(1)
Net gains on debt securities	(447)	168	(279)	(181)	68	(113)	(691)	259	(432)	(459)	173	(286)
Net gains from equity investments	(60)	23	(37)	(38)	14	(24)	(119)	45	(74)	(57)	21	(36)
Other noninterest income	—	—	—	—	—	—	(1)	—	(1)	—	—	—
Subtotal reclassifications to net income	(504)	190	(314)	(218)	82	(136)	(808)	303	(505)	(518)	195	(323)
Net change	1,067	(406)	661	(2,187)	760	(1,427)	1,558	(603)	955	(2,094)	826	(1,268)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	1,057	(399)	658	(488)	184	(304)	3,056	(1,152)	1,904	464	(175)	289
Reclassification of net (gains) losses to net income:
Interest income on investment securities	—	—	—	(1)	—	(1)	—	—	—	(2)	1	(1)
Interest income on loans	(268)	101	(167)	(272)	103	(169)	(528)	199	(329)	(509)	192	(317)
Interest expense on long-term debt	3	(1)	2	5	(2)	3	7	(3)	4	9	(3)	6
Subtotal reclassifications to net income	(265)	100	(165)	(268)	101	(167)	(521)	196	(325)	(502)	190	(312)
Net change	792	(299)	493	(756)	285	(471)	2,535	(956)	1,579	(38)	15	(23)
Defined benefit plans adjustments:
Net actuarial losses arising during the period	(19)	7	(12)	—	—	—	(27)	10	(17)	(11)	4	(7)
Reclassification of amounts to net periodic benefit costs (2):
Amortization of net actuarial loss	35	(14)	21	30	(11)	19	70	(27)	43	61	(23)	38
Settlements and other	4	(1)	3	—	—	—	6	(2)	4	12	(5)	7
Subtotal reclassifications to net periodic benefit costs	39	(15)	24	30	(11)	19	76	(29)	47	73	(28)	45
Net change	20	(8)	12	30	(11)	19	49	(19)	30	62	(24)	38
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(6)	(1)	(7)	10	6	16	37	7	44	(45)	(5)	(50)
Net change	(6)	(1)	(7)	10	6	16	37	7	44	(45)	(5)	(50)
Other comprehensive income (loss)	$1,873	(714)	1,159	(2,903)	1,040	(1,863)	4,179	(1,571)	2,608	(2,115)	812	(1,303)
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			(15)			(154)			(43)			147
Wells Fargo other comprehensive income (loss), net of tax			$1,174			(1,709)			2,651			(1,450)

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Table 17.2: Cumulative OCI Balances

(in millions)	Investment securities	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended June 30, 2016
Balance, beginning of period	$2,137	1,706	(1,933)	(136)	1,774
Net unrealized gains (losses) arising during the period	975	658	(12)	(7)	1,614
Amounts reclassified from accumulated other comprehensive income	(314)	(165)	24	—	(455)
Net change	661	493	12	(7)	1,159
Less: Other comprehensive loss from noncontrolling interests	(14)	—	—	(1)	(15)
Balance, end of period	$2,812	2,199	(1,921)	(142)	2,948
Quarter ended June 30, 2015
Balance, beginning of period	$4,784	781	(1,684)	(104)	3,777
Net unrealized gains (losses) arising during the period	(1,291)	(304)	—	16	(1,579)
Amounts reclassified from accumulated other comprehensive income	(136)	(167)	19	—	(284)
Net change	(1,427)	(471)	19	16	(1,863)
Less: Other comprehensive loss from noncontrolling interests	(152)	—	—	(2)	(154)
Balance, end of period	$3,509	310	(1,665)	(86)	2,068
Six months ended June 30, 2016
Balance, beginning of period	$1,813	620	(1,951)	(185)	297
Net unrealized gains (losses) arising during the period	1,460	1,904	(17)	44	3,391
Amounts reclassified from accumulated other comprehensive income	(505)	(325)	47	—	(783)
Net change	955	1,579	30	44	2,608
Less: Other comprehensive income (loss) from noncontrolling interests	(44)	—	—	1	(43)
Balance, end of period	$2,812	2,199	(1,921)	(142)	2,948
Six months ended June 30, 2015
Balance, beginning of period	$4,926	333	(1,703)	(38)	3,518
Net unrealized gains (losses) arising during the period	(945)	289	(7)	(50)	(713)
Amounts reclassified from accumulated other comprehensive income	(323)	(312)	45	—	(590)
Net change	(1,268)	(23)	38	(50)	(1,303)
Less: Other comprehensive income (loss) from noncontrolling interests	149	—	—	(2)	147
Balance, end of period	$3,509	310	(1,665)	(86)	2,068

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

Table 18.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Quarter ended June 30,
Net interest income (2)	$7,379	7,277	3,919	3,591	932	832	(497)	(430)	11,733	11,270
Provision (reversal of provision) for credit losses	689	397	385	(84)	2	(10)	(2)	(3)	1,074	300
Noninterest income	4,825	4,690	3,365	3,019	2,987	3,144	(748)	(805)	10,429	10,048
Noninterest expense	6,648	6,719	4,036	3,504	2,976	3,038	(794)	(792)	12,866	12,469
Income (loss) before income tax expense (benefit)	4,867	4,851	2,863	3,190	941	948	(449)	(440)	8,222	8,549
Income tax expense (benefit)	1,667	1,620	795	951	358	359	(171)	(167)	2,649	2,763
Net income (loss) before noncontrolling interests	3,200	3,231	2,068	2,239	583	589	(278)	(273)	5,573	5,786
Less: Net income (loss) from noncontrolling interests	21	16	(5)	48	(1)	3	—	—	15	67
Net income (loss) (3)	$3,179	3,215	2,073	2,191	584	586	(278)	(273)	5,558	5,719
Average loans	$485.7	472.3	451.4	386.2	66.7	59.3	(53.0)	(47.4)	950.8	870.4
Average assets	967.6	910.0	772.6	713.7	205.3	189.1	(83.4)	(83.5)	1,862.1	1,729.3
Average deposits	703.7	654.8	425.8	432.4	182.5	168.2	(75.3)	(70.1)	1,236.7	1,185.3
Six months ended June 30,
Net interest income (2)	$14,847	14,424	7,667	7,028	1,875	1,658	(989)	(854)	23,400	22,256
Provision (reversal of provision) for credit losses	1,409	1,055	748	(135)	(12)	(13)	15	1	2,160	908
Noninterest income	9,971	9,654	6,575	5,991	5,898	6,294	(1,487)	(1,599)	20,957	20,340
Noninterest expense	13,484	13,310	8,004	7,122	6,018	6,160	(1,612)	(1,616)	25,894	24,976
Income (loss) before income tax expense (benefit)	9,925	9,713	5,490	6,032	1,767	1,805	(879)	(838)	16,303	16,712
Income tax expense (benefit)	3,364	2,910	1,514	1,768	672	683	(334)	(319)	5,216	5,042
Net income (loss) before noncontrolling interests	6,561	6,803	3,976	4,264	1,095	1,122	(545)	(519)	11,087	11,670
Less: Net income (loss) from noncontrolling interests	86	41	(18)	99	(1)	7	—	—	67	147
Net income (loss) (3)	$6,475	6,762	3,994	4,165	1,096	1,115	(545)	(519)	11,020	11,523
Average loans	$485.0	472.3	440.6	383.1	65.4	58.1	(52.0)	(46.6)	939.0	866.9
Average assets	957.5	909.8	760.6	702.2	206.7	190.3	(83.8)	(83.7)	1,841.0	1,718.6
Average deposits	693.3	649.1	426.9	432.1	183.5	169.2	(75.7)	(70.3)	1,228.0	1,180.1

(1)
Includes the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for Wealth and Investment Management customers served through Community Banking distribution channels.

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
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At June 30, 2016, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.

Table 19.1: Regulatory Capital Information

	Wells Fargo & Company								Wells Fargo Bank, N.A.
	June 30, 2016				December 31, 2015				June 30, 2016				December 31, 2015
(in millions, except ratios)	Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$146,624		146,624		144,247		144,247		130,700		130,700		126,901	126,901
Tier 1	169,287		169,287		164,584		164,584		130,700		130,700		126,901	126,901
Total	200,125		211,311		195,153		205,529		143,686		154,068		140,545	149,969
Assets:
Risk-weighted	$1,321,729		1,354,622		1,263,182		1,303,148		1,173,316		1,239,031		1,100,896	1,197,648
Adjusted average (1)	1,830,527		1,830,527		1,757,107		1,757,107		1,653,380		1,653,380		1,584,297	1,584,297
Regulatory capital ratios:
Common equity tier 1 capital	11.09%		10.82	*	11.42		11.07	*	11.14		10.55	*	11.53	10.60	*
Tier 1 capital	12.81		12.50	*	13.03		12.63	*	11.14		10.55	*	11.53	10.60	*
Total capital	15.14	*	15.60		15.45	*	15.77		12.25	*	12.43		12.77	12.52	*
Tier 1 leverage (1)	9.25		9.25		9.37		9.37		7.91		7.91		8.01	8.01
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items.
Table 19.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of June 30, 2016 and December 31, 2015.

Table 19.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Regulatory capital ratios:
Common equity tier 1 capital	5.625%	4.500	5.125	4.500
Tier 1 capital	7.125	6.000	6.625	6.000
Total capital	9.125	8.000	8.625	8.000
Tier 1 leverage	4.000	4.000	4.000	4.000

(1)
At June 30, 2016, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 0.625% and a global systemically important bank (G-SIB) surcharge of 0.5%. Only the 0.625% capital conservation buffer applies to the Bank at June 30, 2016.

Glossary of Acronyms

ABS	Asset-backed security	HAMP	Home Affordability Modification Program
ACL	Allowance for credit losses	HUD	U.S. Department of Housing and Urban Development
ALCO	Asset/Liability Management Committee	LCR	Liquidity coverage ratio
ARM	Adjustable-rate mortgage	LHFS	Loans held for sale
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low income housing tax credit
AUA	Assets under administration	LOCOM	Lower of cost or market value
AUM	Assets under management	LTV	Loan-to-value
AVM	Automated valuation model	MBS	Mortgage-backed security
BCBS	Basel Committee on Bank Supervision	MHA	Making Home Affordable programs
BHC	Bank holding company	MHFS	Mortgages held for sale
CCAR	Comprehensive Capital Analysis and Review	MSR	Mortgage servicing right
CD	Certificate of deposit	MTN	Medium-term note
CDO	Collateralized debt obligation	NAV	Net asset value
CDS	Credit default swaps	NPA	Nonperforming asset
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CLO	Collateralized loan obligation	OCI	Other comprehensive income
CLTV	Combined loan-to-value	OTC	Over-the-counter
CMBS	Commercial mortgage-backed securities	OTTI	Other-than-temporary impairment
CPP	Capital Purchase Program	PCI Loans	Purchased credit-impaired loans
CRE	Commercial real estate	PTPP	Pre-tax pre-provision profit
DPD	Days past due	RBC	Risk-based capital
ESOP	Employee Stock Ownership Plan	RMBS	Residential mortgage-backed securities
FAS	Statement of Financial Accounting Standards	ROA	Wells Fargo net income to average total assets
FASB	Financial Accounting Standards Board	ROE	Wells Fargo net income applicable to common stock
FDIC	Federal Deposit Insurance Corporation		to average Wells Fargo common stockholders' equity
FFELP	Federal Family Education Loan Program	ROTCE	Return on average tangible common equity
FHA	Federal Housing Administration	RWAs	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	S&P	Standard & Poor’s Ratings Services
FICO	Fair Isaac Corporation (credit rating)	SPE	Special purpose entity
FNMA	Federal National Mortgage Association	TARP	Troubled Asset Relief Program
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Globally systemic important bank	VIE	Variable interest entity

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2016.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorizations
April	4,055,979	$49.59	371,248,749
May (2)	29,673,157	49.29	341,575,592
June	11,076,060	49.65	330,499,532
Total	44,805,196

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 26, 2014, or an authorization covering up to an additional 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 26, 2016. Unless modified or revoked by the Board, these authorizations do not expire.

(2)	May includes a private repurchase transaction of 15,287,403 shares at a weighted-average price paid per share of $49.06.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended June 30, 2016.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be repurchased
April	—	$—	451,944,402
May	—	—	451,944,402
June	—	—	451,944,402
Total	—

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

Dated: August 3, 2016                                                             WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description					Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.					Filed herewith.
3(b)	By-Laws.					Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2015.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Amendments to Deferred Compensation Plan, effective August 1, 2016 and January 1, 2017.					Filed herewith.
10(b)	Amendment to Wachovia Corporation Savings Restoration Plan, effective August 1, 2016.					Filed herewith.
12(a)	Computation of Ratios of Earnings to Fixed Charges:					Filed herewith.
		Quarter ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
	Including interest on deposits	6.41	9.03	6.55	8.77
	Excluding interest on deposits	7.93	11.29	8.10	11.08

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:					Filed herewith.
		Quarter ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
	Including interest on deposits	4.66	6.03	4.73	5.96
	Excluding interest on deposits	5.35	6.89	5.43	6.88

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.
99(a)	Termination of Consent Order dated effective May 24, 2016, from the Comptroller of the Currency.					Filed herewith.
99(b)	Consent Order for Civil Money Penalty dated effective May 24, 2016, between Wells Fargo Bank, N.A. and the Comptroller of the Currency.					Filed herewith.
101.INS	XBRL Instance Document					Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document					Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document					Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed herewith.